Form 10-Q
period 1996-03-31
COVOL TECHNOLOGIES INC
filed 1996-05-15
CIK 1003344

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

  (Mark One)

   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 1996

  OR

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934

  For the transition period from __________________

  Commission file number:    0-27803

                 COVOL TECHNOLOGIES, INC.
            ---------------------------------
  (Exact name of registrant as specified in its charter)

             DELAWARE                                       87-0547337
  -----------------------------                        ---------------------
  State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization                          Identification No.)

                 3280 North Frontage Road, Lehi, Utah   84043
                ----------------------------------------------
            (Address of principal executive offices     (Zip Code)

                             (801) 768-4481
                    --------------------------------
            (Registrant's telephone number, including area code)

         ---------------------------------------------------------
           (Former name, former address and former fiscal year, if
                         changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 14 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.   Yes           No   X

  APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class of Stock                        Amount Outstanding
  -----------------------------         -------------------------------
  $.001 par value Common Stock         7,215,158 Shares of Common Stock
                                               at March 31, 1996

                         COVOL TECHNOLOGIES, INC.
                            TABLE OF CONTENTS
                                                     Page No.

  Part I - Financial Information

  Item 1.     Consolidated Financial Statements
  Balance Sheet                                        3
  Statement of Operations                              4
  Statements of Cash Flows                             5
  Notes to Financial Statements                        6

  Item 2.     Management's Discussion and Analysis of

  Financial Condition and Results Operations            7

  Part II. - Other Information

  Item 1.   Legal Proceedings                          10
  Item 2.   Changes in Securities                      11
  Item 3.   Defaults upon Senior Securities            11
  Item 4.   Submission of Matters to a Vote
              of Security Holders                      11
  Item 5.   Other information                          11
  Item 6.   Exhibits and Reports on Form 8-K           11

                   COVOL TECHNOLOGIES, INC.
  (FORMERLY ENVIRONMENTAL TECHNOLOGIES GROUP INTERNATIONAL)
                     AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                           As of              As of
                                         March 31,         September 30,
                                           1996                1995
                                        (Unaudited)
ASSETS
  Current assets:
  Cash and cash equivalents             $111,318             $583,757
  Receivables                             53,020               22,005
  Inventories                             22,208                    0
  Prepaid expenses                         7,120               12,525

  Total current assets                   193,666              618,287

  Property, plant and equipment,
    net of accumulated depreciation    2,940,384            1,330,300

  Other assets:
    Restricted cash                            0              500,000
    Purchased technology and
        trade secrets                          0                    0
    Cash surrender value of
         life insurance                  145,862               139,612
    Deferred tax asset                    23,000                23,000
    Deposits and other assets            138,622                39,463
 Total other assets                     307,484               702,075

  Net assets
    -discontinued operations           2,389,753                 9,315
  Total assets                        $5,831,287            $2,659,977

                                         As of                  As of
                                        March 31,            September 30,
                                         1996                     1995
                                       (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
  Accounts payable                    $   877,033          $   747,137
  Accrued liabilities                     103,004              286,451
  Capital Lease obligations - current           0                    0
  Notes payable - current                  27,390               26,084
  Notes payable - related parties,
        current                                 0               39,035
  Total current liabilities             1,007,426            1,098,707
  Long-term liabilities:
      Notes payable, non-current          165,140              176,601
      Notes payable-related parties
               non-current                      0                    0
      Deferred compensation               207,188              201,901
  Total long-term liabilities             372,328              378,502
  Total liabilities                     1,379,755            1,477,209

Commitments (Notes 10, 13 and 16)

  Stockholders' equity:

  Common stock;  $0.001 par value;
     authorized 25,000,000 shares
     issued and outstanding 3,935,584 at
     September 30, 1994, 5,260,042 at
     September 30, 1995, and 6,979,626
     at December 31,1995                    7,215               5,260
  Common Stock to be issued 175,000 shares
     at September 30, 1994, 199,334
      at September 30, 1995.                     0                 119
  Capital in excess of par value        27,764,797           9,617,512
  Capital in excess of par value
    - common stock to be issued                  0             581,881
  Accumulated deficit                  (10,849,732)         (7,360,156)
  Notes receivable from issuance
         of common stock                (6,234,535)           (240,000)
  Deferred compensation from
        stock options                   (6,236,213)         (1,421,848)
  Total stockholders' equity             4,451,532           1,182,768
  Total liabilities and
      stockholders' equity              $5,831,287          $2,659,977

                           COVOL TECHNOLOGIES, INC.
             (FORMERLY ENVIRONMENTAL TECHNOLOGIES GROUP INTERNATIONAL)
                              AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                   Three Months Ended March 31,     Six Months Ended March 31,
                         1996            1995             1996        1995
                     (Unaudited)      (Unaudited)     (Unaudited)  (Unaudited)
Revenues:
Coal briquette sales      $4,207        $8,213           $7,998       $9,798

Total revenues             4,207         8,213            7,998        9,798

Operating costs
  and expenses:
Cost of coal
  briquettes              51,941             0           51,941           0
Research and
  development            486,429        200,971          921,323     306,358
Selling, general
 and administrative      607,649        358,731        1,603,621     501,178
Compensation expense
 on stock options        538,614              0          650,635           0

Total operating
 costs and expenses    1,684,633        559,702        3,227,520     807,536

Operating loss        (1,680,426)      (551,489)      (3,219,522)   (797,738)

Other income (expense):
Interest income            4,270              0           22,762           0
Interest expense         (21,777)       (32,944)         (36,049)    (57,685)

Other income                  25              0               57          40

Total other income
 (expense)               (17,482)       (32,944)        (12,713)     (57,685)

Loss from continuing
 operations before
 income tax benefit
  (provision)         (1,697,908)      (584,433)     (3,232,235)    (855,423)

Income tax benefit
  (provision)                  0         31,000               0       76,000

Loss from continuing
 operations           (1,697,908)      (553,433)     (3,232,235)    (779,423)

Discontinued operations:
Income (loss) from
 discontinued
 operations
 (less applicable
  income tax
  (provision) benefit
  of $0, $(31,000), $0,
  $(76,000), and $0
  respectively)         (257,341)        62,855        (257,341)     156,851

Net (loss)           ($1,955,249)     ($490,578)    ($3,489,576)   ($622,572)

Net (loss) per
 common share:
Loss per share from
continuing operations     ($0.24)        ($0.13)         ($0.49)      ($0.19)
Income (loss) per
share from discontinued
operations                 (0.04)          0.01           (0.04)        0.04

Net (loss) per share      ($0.28)        ($0.12)         ($0.53)      ($0.15)

Weighted average
 shares outstanding    7,084,704      4,262,609       6,546,244    4,189,613



                     Three Months Ended March 31,   Six Months Ended March 31,
                             1996           1995          1996         1995
                         (Unaudited)    (Unaudited)   (Unaudited)  (Unaudited)
Cash flows from
operating activities:

Net income (loss)        ($1,955,249)    ($595,278)   ($3,489,576)  ($622,572)

Adjustments to
 reconcile net income
 (loss) to net cash
 provided by (used in)
 operating activities:

Depreciation and
  amortization                73,454        24,030       111,480       40,873
Deferred income taxes              0       383,300             0      488,000
Common stock issued
  for services               120,363             0        361,456           0
Amortization of deferred
 compensation on stock
 options                     538,614             0        650,635           0
Increase (decrease) from
 changes in assets and
 liabilities:
  of continuing operations:

Receivables                   25,663        (6,930)      (31,015)      (1,059)
Inventories                   19,917       (14,534)      (22,208)     (14,534)
 Prepaid expenses              1,819        (4,275)        5,405       (4,275)
 Deposits and other assets   (99,159)          121       (99,159)       2,823
 Accounts payable            401,654       (15,187)      129,896      113,448
    Accrued liabilities      (40,435)      (97,872)     (183,447)     (80,569)
    Deferred compensation      2,801         2,486         5,287        4,972
 Discontinued operations
  noncash charges and
  working capital
  changes                   (478,797)       130,561     (569,588)      94,303

Net cash provided by
 (used in) operating
 activities               (1,389,355)      (193,578)  (3,130,834)      21,410

Cash flows from
investing activities:
Cash paid for property,
plant and equipment       (1,464,723)       (20,789)  (1,721,564)     (67,802)

Purchase of subsidiaries           0              0            0      (10,000)
Increase in cash surrender
 value of life insurance           0         (6,250)      (6,250)     (12,500)
Investing activities of
discontinued operations     (109,222)      (239,717)    (142,910)    (178,854)

Net cash used in
 investing activities     (1,573,945)      (266,756)  (1,870,724)    (269,156)

Cash flows from
financing activities:

Payment of capital lease
obligations                        0         (7,600)           0      (27,345)

Payment of notes payable      (2,537)       (24,787)     (10,155)     (25,205)
Payment of notes payable
  - related parties                0       (122,190)     (39,035)    (311,098)
Proceeds from note
 receivable from issuance
 of common stock              24,840               0     164,840            0

Proceeds from issuance of
  common stock             3,244,237         522,565   5,581,409      522,565
Financing activities
 of discontinued
 operations               (1,029,762)       (303,558) (1,481,801)      28,179

Net cash provided by
financing activities       2,236,778          64,430    4,215,258     187,096

Net increase (decrease)
  in cash                   (726,522)       (395,904)    (786,300)    (60,650)

Total cash and cash
 equivalents, beginning
 of period:                1,231,388         607,137    1,291,166     271,883

Cash and cash equivalents,
  end of period

 Continuing operations:
Cash and cash
 equivalents                 111,318         151,648      111,318     151,648
Discontinued operations      393,548          59,585      393,548      59,585

Total cash and cash
 equivalents,
 end of period              $504,866        $211,233     $504,866    $211,233



Supplemental schedule of
noncash investing and
financing activities:

Common stock issued for
notes receivable               -                -      $6,159,375        -
Common stock issued
 to repay advances                                                    $45,613
Common stock issued
 to repay notes payable                                               100,000

Supplemental disclosure of
 cash flow information:
Cash paid for interest:
 Continuing operations        $21,777       $32,944        $36,049    $57,685
 Discontinued operations       79,278        25,137        135,236     61,889


         COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
  (FORMERLY ENVIRONMENTAL TECHNOLOGIES GROUP INTERNATIONAL)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Unaudited)



  1.     Management Opinion:

  The accompanying condensed consolidated financial statements of Covol Technologies, Inc. and subsidiaries have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Company believes that the disclosures are adequated to make the information presented not misleading. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10.

  2.    Loss Per Share Calculation.

  Primary average shares include only common shares outstanding. The computation of fully diluted net loss per common share was antidilutive in each period for which a net loss was presented; therefore, the amounts reported for primary and fully diluted loss are the same for those periods.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

 Results of Operations

  Three months ended March 31, 1996 compared to three months ended
  March 31, 1995

  Revenues

  Total revenues decreased by $4,006 or approximately 49% in the three months ended March 31, 1996 from the $8,213 reported in the comparable period in 1995. During the 1995 period, the Company was in the process of liquidating its "Clean Coal" inventory, which accounted for the revenue in 1995. The 1996 revenue was from testing fees related to the Company's industrial coal product. This revenue is due to the Company's policy of charging prospective buyers the cost of running sample material through the briquetting process for testing. As described in "Liquidity and Capital Resources" below, the Company has entered into a letter of intent to sell its construction and limestone businesses. The revenues for the construction and limestone businesses are included in the line item "Income
  (loss) from operations of discontinued construction companies", for the periods ended March 31, 1996 and 1995 the revenues for these entities are included in the line item "Income (loss) from discontinued operations" .

  Margins, Costs and Expenses

  The Company's operating (loss) increased in the 1996 period from the comparable period in 1995 due in part to the recognition of compensation expense of $538,614 on stock options and the increased research and development expenses of $285,458 or approximately 142% from the $200,971 expended in the comparable period in 1995.

  General and administrative expenses increased by $248,918 or 69% during the three months ended March 31, 1996 from the comparable period in 1995.
  This increase is due to the Company's increase in staff, the related costs associated with licensing and exploiting the Briquetting Technology and the startup costs associated with the Geneva briquetting plant.

  Net Loss

  Net loss increased for the three months ended March 31, 1996 by $1,464,671 as compared to the three months ended March 31, 1995. The loss is primarily due to increased general and administrative costs the Company has incurred as a result of the increase in corporate staff, a charge to income in the amount of $538,614 for the issuance of options at below market value, and the startup costs of the Geneva briquetting plant.
  The construction companies contributed a net loss of $257,341 to the consolidated net loss for the three month period ended March 31, 1995.

  Six months ended March 31, 1996 as compared to six months ended
  March 31, 1995.

  Revenues

  Net revenues from the sale of "Clean Coal" and the testing of other coal products decreased slightly by $1,800 in 1996 from the $9,798 reported in the previous year. As described in "Liquidity and Capital Resources" below, the Company has entered into a letter of intent to sell its construction and limestone businesses. The revenues for the construction businesses are included in the line item "Income (loss) from operations of discontinued construction companies".

  Margins, Cost and Expenses

  The Company's operating costs increased $2,419,984 from the $807,536 reported in 1995. This is due in part to the recognition of compensation expense of $650,635 on stock options issued below market price.

  The Company's research and development expenditures increased $614,965 or 201% for 1996 as a result of increased expenses relating to the coal and revert Briquetting Technology.

  General and administrative expenses increased by $1,102,443 or 220% during 1996 from the previous year. This increase is due to the Company building infrastructure and increasing the corporate staff.

  Net Loss

  Net loss increased from $622,572 in 1995 to $3,489,576 in 1996. The increased loss is primarily due to the increased research and development costs associated with the Briquetting Technology, compensation expense on stock options in the amount of $650,635 and the increase in general and administrative costs. The construction companies contributed a net profit of $156,851 in 1995 and a net loss of $257,341 in 1996 to the consolidated net losses, which resulted in a consolidated net loss of $3,489,576 for 1996 as compared to a net loss of $622,572 for 1995.

  Liquidity and Capital Resources

  During the three months ended March 31, 1996, the Company was increasing it's research and development expenditures, increasing it's staff and their related costs, as well as starting up it's Geneva plant, and as a result the Company's operating activities used $1,389,355 of cash as compared to $193,578 cash used for the three months ended March 31, 1995. During this same period expenditures for new property, plant and equipment increased to $1,464,723 from $20,789 for the same periods. During the 1996 period the Company was making down payments on equipment to be used in its coal briquetting plants as well as paying for the on site engineering costs
  associated with these plants.   The Company was able to fund this growth
  through the issuance of common stock.

  The Company has made a strategic decision to focus its efforts exclusively on commercializing the Briquetting Technology and to divest itself of its construction and limestone businesses. Accordingly, in February 1996, the Company entered into a share purchase agreement with Mike McEwan and Jerry Larson, former principles of the subsidiares, to sell all of the common stock of the subsidiaries operating these businesses for $1,500,000. The Company will however retain certain real property and other specified assets of certain subsidiaries along with the related debt for such real property. The Company will also provide a working capital loan in the amount of $3,500,000 to secure the release of the Company from certain loans and other obligations. The purchase price and the working capital loan will be paid back at 6% interest over the next four years. As of March 31, 1996, the Company had made advances of $1,877,440, leaving $1,622,560 left to advance to the construction companies. No assurance can be given that this transaction will be successfully consummated or, in the event it is not consummated, that the Company can divest itself of the construction and limestone businesses to another purchaser on favorable
  terms or otherwise.   Since these businesses generate a substantial
  portion of the Company's revenues and cash flows, the Company will require additional financing to exploit the Briquetting Technology.

  The Company is currently in negotiations to produce revert briquettes for Geneva according to specifications supplied by Geneva. Cash flows from operations, principally the gross profit from sales to Geneva under the Geneva agreement, the sale of the Section 29 tax credits to third parties and cash payments under the Greystone agreement, are expected to fund working capital needs for approximately 18 months, excluding the capital required to exploit the Briquetting Technology.

  The Company is presently offering units of the Company's common stock to accredited investors at a purchase price of $71.50 per unit in amounts of $100,000 or greater. A unit consists of five shares of restricted common stock and one A warrant with an exercise price of $25.00, one B warrant with an exercise price of $30.00 and one C warrant with an exercise price of $35.00. Such offering is made only by means of offering memorandum and statements related to such offering herein are neither offfers to sell or solicitations of offers to buy. During the three month period ended March
  31, 1996, the Company raised $3,244,237 in this private placement of Common Stock and is also exploring various sources of working capital to fund the exploitation of the Briquetting Technology over the next 18 months, including additional private or public offerings of equity or debt securities and the outright sale of the coal agglomeration plants to third parties.

  In May 1995, the Company secured financing in the form of an $825,000 master equipment lease funded by a commercial bank to equip its initial briquetting plant at Geneva's facilities and simultaneously entered into a lease with Geneva wherein the Company has the right to operate the facility. The Company has the option to purchase the equipment from the bank at the end
  of the lease term.   However, the Company will be required to obtain signi-
  ficant financing to establish future commercial briquetting plants, whether directly or through joint venture partners or licensees.

  On December 28, 1995, the Company entered into Design and Construction Agreements ("Agreements") with an engineering firm to design and build twenty-two coal fines agglomeration facilities ("Facilities"). As required by the Agreements, the Company has given notice to proceed on the first contract for a Facility to be located in Utah. The Company has paid the engineering firm an advance payment of $500,000 on the first Facility. The total cost of the first Facility is contractually limited to $17,000,000. In the event that the Agreement is terminated by the Company on the first Facility, a penalty of 6% of the total cost of the Facility will be payable to the engineering firm. The terms of the remaining twenty-one Agreements are similar to the first Agreement, however, the Company did not provide notice to the engineering firm in accordance with those Agreements.
  On February 5, 1996, the Company and the engineering firm amended the remaining Agreements to allow for notice to be provided to the engineering firm by May 31, 1996. Essentially, for each Agreement which the Company provides the required notice, the Company will be obligated for either the total cost of the Facility if built (not to exceed $17,000,000), or 6% of the total cost if the Agreement is terminated by the Company.

  As of May 3, 1996, the Company does not have sufficient capital resources available to implement the Agreement, including the 6% of the total cost of the first facility.

  PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

  In May of 1995 the Company's wholly owned subsidiary, Larson Limestone Company, Inc. ("Larson"), filed a complaint in the Fourth Judicial District Court in and for the County of Utah, State of Utah against Farrell Larson, Larson's former president and director. In January, 1996 the complaint was amended to add the Company as a plaintiff. In addition Irene Larson, Gary Burningham dba Burningham and Company, and Burningham Enterprises, Inc.
  were added as defendants. The plaintiffs allege that defendants misrepresented facts and made material omissions in connection with the sale of 50% of Larson to the Company in 1994. Furthermore, plaintiffs allege that the share purchase agreement was breached by defendant Farrell Larson and that state securities laws were violated. The complaint seeks to enjoin Farrell Larson from harassing the Company and seeks an order releasing all collateral held to secure plaintiff's performance including the 50% of Larson held in escrow as security for the note given by the Company in the purchase of Larson, and damages of not less than $325,000, treble damages in accordance with Utah securities laws, punitive damages of $1,000,000 and costs. The suit is in the discovery phase. Subject to conducting further discovery, the Company intends to vigorously pursue an award of damages against the defendants in this case. In February 1996, Farrell Larson and Irene Larson filed counterclaims against the Company asserting breach of contract by the Company and Larson in respect to the agreements through which the Company purchased Farrell Larson's 50% interest in Larson; breach of the covenant of good faith and fair dealing with respect to the same contracts; interference with contractual and economic relations; defamation, which relates to alleged statements by the Company concerning the litigation, either just prior to or during the litigation; breach of fiduciary duty, alleging that the Company owed Farrell Larson a fiduciary duty with respect to the conduct of business of Larson; and violation of Larson's bylaws. In their counterclaim, Farrell Larson and Irene Larson ask for the forfeiture of the shares of Larson acquired by the Company, for management of Larson to be reinstated as directed by Farrell Larson, for reimbursement of all attorney fees and costs incurred by Farrell Larson, for an order allowing Farrell Larson to foreclose on collateral held under the Share Purchase Agreement with the Company, for final payment of $325,000 under other contracts between the Company and Farrell Larson, and other unspecified amounts of actual and punitive damages. The Company believes that all payments due to Farrell Larson have been made or have been deposited with the court to be held pending the resolution of the litigation. The Company intends to vigorously defend all counterclaims filed against it. However, the Company is currently conducting further discovery activities with respect to the counterclaims. The remaining defendants have answered the complaint and did not assert counterclaims, but may assert counterclaims in the future.

  In connection with the facts at issue in the Company's action against Farrell Larson, in January 1996 Farrell Larson and his wife, Irene Larson, filed a new lawsuit in the Fourth Judicial District Court in and for Utah County, State of Utah against, among other defendants, Michael Midgley (the Chief Financial Officer of the Company and President and director of Larson), Mark Hardman (a Vice-President and director of Larson), and Kenneth M. Young (the Company's Chairman of the Board and former President). This complaint includes three causes of action: (1) interference with Larson's business relations, (2) defamation, and (3) breach of fiduciary duty. The factual basis for these claims for relief are substantially the same as the facts at issue in the Company's action against Farrell Larson. Accordingly, the Court has consolidated these two cases at the Company's request so that all of the related issues will be resolved together. The Company believes that all acts alleged as basis for liability against Messrs. Midgley, Hardman and Young were performed by them in the course and scope of their employment for the Company and Larson.

ITEM 2.     CHANGES IN SECURITIES.

Effective January 23, 1996, the Company implemented a two-for-one stock split. The Company's transfer agent has distributed or will distribute post-split shares of common stock to the Company's stockholders. See Item 4.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Pursuant to a written consent of stockholders, the following matters were approved by stockholder consent on approximately January 22, 1996:

  1. The sale of the wholly-owned construction subsidiaries of the Company was approved by Stockholders owning 1,909,558 shares of common stock, or approximately 54.72% of the outstanding common stock on that date.

  2. The amendment of the Company's 1995 Stock Option Plan (the "Plan") to increase the number of shares of Common Stock available under the plan from 450,000 shares to 1,200,000 shares was approved by Stockholders owning 1,909,558 shares of common stock, or approximately 54.72% of the outstanding common stock on that date.

  3. The amendment of the Company's Certificate of Incorporation to provide for a 2 for 1 common stock split and to maintain the authorized common stock of the Company at 25,000,000 shares, $.001 par value, was approved by Stockholders owning 2,051,014 shares of common stock, or approximately 58.77% of the outstanding common stock on that date.

ITEM 5.     OTHER INFORMATION.

On February 26, 1996, the Company filed a Registration Statement under the Securities Exchange Act of 1934 on Form 10 registering the Company's common stock under Section 12(g) of that Act. That Registration Statement became effective as of April 25, 1996. Prior to that date the Company was not subject to the reporting requirements of Section 13 or 15(d).

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

Those exhibits previously filed with the Securities and Exchange Commission as required by Item 601 of Regulation S-K, are incorporated herein by reference in accordance with the provisions of Rule 12b-32.

  (b)  Reports on Form 8-K

There have been no reports on Form 8-K filed during the quarter for which this report is filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 1996

COVOL TECHNOLOGIES, INC.


By: /s/ Kenneth M. Young
- -------------------------
Kenneth M. Young, Chairman of the Board,
Chief Executive Officer and Principal Executive Officer

By: /s/ Michael Midgley
- -----------------------
Michael Midgley, Principal Financial Officer