Form 10-Q
period 1996-06-30
COVOL TECHNOLOGIES INC
filed 1996-08-16
CIK 1003344

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q
(Mark One)

 [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                OR

 [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND
         EXCHANGE ACT OF 1934

For the transition period from
- ---------------------------------------------------------------------

Commission file number                                           0-27803

                     COVOL TECHNOLOGIES, INC.
      (Exact name of registrant as specified in its charter)

           DELAWARE                                87-0547337
State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization                 Identification No.)

           3280 North Frontage Road, Lehi, Utah   84043
      (Address of principal executive offices     (Zip Code)

                           (801) 768-4481
       (Registrant's telephone number, including area code)

- ------------------------------------------------------------------------------

       ---------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

      Class of Stock                      Amount Outstanding

$.001 par value Common Stock     7,294,123 Shares of Common Stock
                                            at June 30, 1996

                     COVOL TECHNOLOGIES, INC.

                        TABLE OF CONTENTS

                                                         Page No.

Part I - Financial Information

    Item 1.   Consolidated Financial Statements

              Balance Sheet. . . . . . . . . . . . . . . . . . .3
              Statement of Operations. . . . . . . . . . . . . .4
              Statements of Cash Flows . . . . . . . . . . . . .5
              Notes to Financial Statements. . . . . . . . . . .6


    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations . . . . . . . . . . . . . . . . . . .  7


Part II. - Other Information

    Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . 10
    Item 2.   Changes in Securities. . . . . . . . . . . . . . 10
    Item 3.   Defaults upon Senior Securities. . . . . . . . . 10
    Item 4.   Submission of Matters to a Vote
              of Security Holders. . . . . . . . . . . . . . . 10
    Item 5.   Other information. . . . . . . . . . . . . . . . 10
    Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . 10

The accompanying condensed consolidated financial statements of Covol Technologies, Inc. and subsidiaries, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchanges Commission. Although, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Covol believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Covol's form 10 for the fiscal year ended September 30, 1995.

2.   Loss Per Share Calculation

Primary average shares include only common shares outstanding. The computation of fully diluted net loss per common share was antidilutive in each period for which a net loss was presented; therefore, the amounts reported for primary and fully diluted loss are the same for those periods.

COVOL TECHNOLOGIES, INC.
(FORMERLY ENVIRONMENTAL TECHNOLOGIES GROUP INTERNATIONAL)
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                    As of            As of
                                                   June 30,       September 30,
                                                    1,996            1,995
                                               ---------------  ---------------
                                                 (Unaudited)
                   ASSETS

Current assets:
     Cash and cash equivalents                       $131,799       $583,757
     Receivables                                       79,040         22,005
     Inventories                                       22,208              0
     Prepaid expenses                                   3,349         12,525
                                               ---------------  ---------------
          Total current assets                        236,396        618,287
                                               ---------------  ---------------

Property, plant and equipment, net of
   accumulated depreciation                         1,242,654      1,330,300


Other assets:
     Restricted cash                                        0        500,000
     Cash surrender value of life insurance           152,112        139,612
     Deferred tax asset                                23,000         23,000
     Deposits and other assets                         68,017         39,463
                                               ---------------  ---------------
     Total other assets                               243,129        702,075
                                               ---------------  ---------------

Construction - Work in Progress                     2,526,700              0
                                               ---------------  ---------------
Net assets - discontinued operations                2,579,600          9,315
                                               ---------------  ---------------

               Total assets                        $6,828,479     $2,659,977
                                               ===============  ===============

                                                     As of          As of
                                                    June 30,       June 30,
                                                      1996          1995
                                               ---------------  ---------------
                                                  (Unaudited)
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                              $2,109,174       $747,137
     Accrued liabilities                              165,863        286,451
     Notes payable - current                          175,396         26,084
     Notes payable - related parties, current               0         39,035
                                               ---------------  --------------
             Total current liabilities              2,450,433      1,098,707
                                               ---------------  ---------------
Long-term liabilities:
     Notes payable, non-current                       161,321        176,601
     Deferred compensation                            209,882        201,901
                                               ---------------  ---------------
          Total long-term liabilities                 371,203        378,502
                                               ---------------  ---------------
          Total liabilities                         2,821,636      1,477,209
                                               ---------------  ---------------
Commitments (Notes 10, 13 and 16)

Stockholders' equity:
     Common stock;  $0.001 par value;
      authorized 25,000,000 shares
      issued and outstanding 5,260,042 at September
      30, 1995, and 7,294,123 at June 30, 1996          7,294          5,260
     Common stock to be issued 119,334 shares at
      30, 1995                                              0            119
     Capital in excess of par value                29,069,173      9,617,512
     Capital in excess of par value - common
      stock to be issued                                    0        581,881
     Accumulated deficit                          (12,912,265)    (7,360,156)
     Notes receivable from issuance
      of common stock                              (5,775,076)      (240,000)
     Deferred compensation from stock options      (6,382,283)    (1,421,848)
                                               ---------------  ---------------

          Total stockholders' equity                4,006,843      1,182,768
                                               ---------------  --------------

          Total liabilities and
           stockholders' equity                    $6,828,479     $2,659,977
                                               ===============  ===============

                            COVOL TECHNOLOGIES, INC.
            (FORMERLY ENVIRONMENTAL TECHNOLOGIES GROUP INTERNATIONAL)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                     Three Months Ended June 30,            Nine Months Ended June 30,
                                    -----------------------------          ----------------------------
                                       1996          1995                       1996         1995
                                    -----------   ------------              -----------   -----------
                                    (Unaudited)    (Unaudited)              (Unaudited)   (Unaudited)
Revenues:
     License fees                      $500,000      $100,000                  $500,000      $100,000
     Briquette sales                     29,174         2,760                    37,172        12,558
                                    -----------   ------------              -----------   -----------
     Total revenues                     529,174       102,760                   537,172       112,558
                                    -----------   ------------              -----------   -----------
Operating costs and expenses:
     Cost of briquettes                 92,077              0                   144,018             0
     Research and development          558,116        185,139                 1,479,439       491,497
     Selling, general and
      administrative                 1,359,159        387,310                 2,962,780       888,488
     Compensation expense
      on stock options                 537,384              0                 1,188,019             0
                                    -----------   ------------              -----------   -----------

          Total operating costs
           and expenses              2,546,736        572,449                 5,774,256     1,379,985
                                    -----------   ------------              -----------   -----------

          Operating loss            (2,017,562)      (469,689)               (5,237,084)   (1,267,427)
                                    -----------   ------------              ------------  ------------
Other income (expense):
     Interest income                   239,055              0                   261,817             0
     Interest expense                  (17,002)       (30,672)                  (53,051)      (88,356)
     Loss on sale of asset            (145,000)             0                  (145,000)            0
     Other income                          (10)             0                       564             0
                                    -----------   ------------              ------------  ------------

          Total other income
           (expense)                    77,043        (30,672)                   64,330       (88,356)
                                    -----------   ------------              ------------  ------------

Loss from continuing operations
 before income tax benefit
 (provision)                        (1,940,519)      (500,361)               (5,172,754)   (1,355,783)

Income tax benefit (provision)               0              0                         0        14,000
                                    -----------   ------------              ------------  ------------

Loss from continuing operations     (1,940,519)      (500,361)               (5,172,754)   (1,341,783)

Discontinued operations:

     Income (loss) from  discontinued  operations  (less  applicable  income tax
        (provision) benefit of $0,$0, $0, $(14,000),
        and $0 respectively)          (122,014)      (114,318)                 (379,355)        28,533
                                    -----------   ------------               -----------  -------------

          Net (loss)               ($2,062,533)     ($614,679)              ($5,552,109)   ($1,313,250)
                                   ============   ============              ============  =============

Net (loss) per common share:

     Loss per share from
      continuing operations             ($0.27)        ($0.11)                   ($0.77)        ($0.31)

     Income (loss) per share from
      discontinued operations            (0.02)         (0.03)                    (0.06)          0.01
                                   ------------   ------------              ------------  -------------

Net (loss) per share                    ($0.28)        ($0.13)                   ($0.83)        ($0.30)
                                   ============   ============              ============  =============

Weighted average shares
 outstanding                         7,257,237      4,572,361                 6,687,190      4,319,668
                                   ============   ============              ============  =============

                            COVOL TECHNOLOGIES, INC.
           (FORMERLY ENVIRONMENTAL TECHNOLOGIES GROUP INTERNATIONAL)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW





                                                                     Three Months Ended June 30,        Nine Months Ended June 30,
                                                                    -----------------------------      -----------------------------
                                                                         1996           1995                 1996           1995
                                                                    -------------   -------------      --------------   ------------
                                                                      (Unaudited)    (Unaudited)          (Unaudited)    (Unaudited)
Cash flows from operating activities:
     Net income (loss)                                                ($2,062,533)     ($614,679)        ($5,552,109)   ($1,313,250)
          Adjustments to reconcile net income (loss) to
             net cash provided by (used in) operating activities:
               Depreciation and amortization                              (25,061)        18,026              86,419         58,899
               Deferred income taxes                                            0              0                   0        488,000
               Common stock issued for services                             4,500              0             365,956              0
               Amortization of deferred compensation on stock options     537,384              0           1,188,019              0
          Increase (decrease) from changes in assets and liabilities:
             of continuing operations:
               Receivables                                                (26,020)       (24,157)            (57,035)       (25,216)
               Inventories                                                      0              0             (22,208)       (14,534)
               Prepaid expenses                                             3,771          1,221               9,176         (3,054)
               Deposits and other assets                                   70,605         15,000             (28,554)        17,823
               Accounts payable                                         1,232,141         79,997           1,362,037        193,445
               Accrued liabilities                                         62,859        (31,569)           (120,588)      (112,138)
               Deferred compensation                                        9,993          2,486              15,280          7,458
          Discontinued operations noncash charges and  working
             capital changes                                              (22,757)       142,345            (592,345)       236,648
                                                                    --------------  -------------      --------------   ------------

                    Net cash provided by (used in) operating
                     activities                                          (215,118)      (411,330)         (3,345,952)      (465,919)
                                                                    --------------  -------------      --------------   ------------

Cash flows from investing activities:
     Cash paid for property, plant and equipment                         (717,490)       (46,724)         (2,439,054)      (114,526)
     Purchase of subsidiaries                                                   0              0                   0        (10,000)
     Increase in cash surrender value of life insurance                    (6,250)        (6,250)            (12,500)       (18,750)
     Investing activities of discontinued operations                            0        221,098            (142,910)        42,244
                                                                    --------------  -------------      --------------   ------------

                    Net cash used in investing activities                (723,740)       168,124          (2,594,464)      (101,032)
                                                                    --------------  -------------      --------------   ------------

Cash flows from financing activities:
     Payment of capital lease obligations                                       0              0                   0       (27,345)
     Proceeds from notes payable                                          160,000        525,000             160,000       525,000
     Payment of notes payable                                                (533)       (21,771)            (10,688)      (46,976)
     Payment of notes payable - related parties                                 0       (867,000)            (39,035)   (1,178,098)
     Proceeds from note receivable from issuance of common stock          468,497              0             633,337             0
     Proceeds from issuance of common stock                               616,500        580,774           6,197,909     1,103,339
     Financing activities of discontinued operations                     (281,966)       677,987          (1,763,767)      782,165
                                                                    --------------  -------------      --------------   -----------

                    Net cash provided by financing activities             962,498        894,990           5,177,756      1,158,085
                                                                    --------------  -------------      --------------   -----------

Net increase (decrease) in cash                                            23,640        651,784            (762,660)       591,134

Total cash and cash equivalents, beginning of period:                     504,866        211,233           1,291,166        271,883
Cash and cash equivalents, end of period
Continuing operations:
 Cash and cash equivalents                                                131,799        681,839             131,799        681,839
Discontinued operations                                                   396,707        181,178             396,707        181,178
                                                                    --------------  -------------      --------------   ------------
Total cash and cash equivalents, end of period                           $528,506       $863,017            $528,506       $863,017
                                                                    ==============  =============      ==============   ============
Supplemental schedule of noncash investing and financing activities:
     Common stock issued for notes receivable                              $9,038                         $6,168,413
Common stockissued to repay advances                                                                                        $45,613
Commonn stock issued to repay notes payable                                                                                 100,000

Supplemental disclosure of cash flow information: Cash paid for interest:
          Continuing operations                                           $17,002        $30,672          $53,051           $88,356
Discontinued operations                                                    54,789         24,788          190,025            86,677



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

     Three  months  ended June 30, 1996  compared to three months ended June 30,
1995

          Revenues

     Total revenues increased by $426,414 or approximately 415% in the three months ended June 30, 1996 from the $102,760 reported in the comparable period in 1995. During the 1995 period, the Company was in the process of liquidating its "Clean Coal" inventory, which accounted for the revenue in 1995.
The 1996
revenue was from the briquetting operations at Geneva. The Company was in the process of restarting the Geneva plant to process iron rich briquettes. Production continued to increase through July. During the period ended June 30, 1996, the Company sold a license to produce coal extrusions to Utah Synfuel #1, a Delaware limited partnership, of which the Company is the general partner. The partnership paid the Company $500,000 for the license. As described in "Liquidity and Capital Resources" below, the Company has entered into a letter of intent to sell its construction and limestone businesses. The revenues for the construction and limestone businesses are included in the line item "Income
(loss) from operations of discontinued construction companies", for the periods ended June 30, 1996 and 1995 the revenues for these entities are included in the line item "Income (loss) from discontinued operations" .

          Margins, Costs and Expenses

     The Company's operating loss increased in the 1996 period from the comparable period in 1995 due in part to the recognition of compensation expense of $538,614 on stock options, a charge to income in the amount of $561,766 as a settlement of the past presidents employment contract, a charge to income in the amount of $145,000 as a result of the option on the Wellington property expiring and the increased research and development expenses of $372,977 or approximately 201% from the $185,139 expended in the comparable period in 1995.

     General and administrative expenses increased by $310,083 or 80% during the three months ended June 30, 1996 from the comparable period in 1995. This increase is due to the Company's increase in staff, the related costs associated with licensing and exploiting the Briquetting Technology and the startup costs associated with the Geneva briquetting plant.

          Net Loss

     Net loss increased for the three months ended June 30, 1996 by $1,440,158 as compared to the three months ended June 30, 1995. The increase in loss is primarily due to increased general and administrative costs the Company has incurred as a result of the increase in corporate staff, a charge to income in the amount of $537,384 for the issuance of options at below market value, a charge to income in the amount of $561,766 for the settlement of the past presidents employment contract, a charge to income in the amount of $145,000 for the expiration of the Wellington property and the startup costs of the Geneva briquetting plant. The construction companies contributed a net loss of $122,014 to the consolidated net loss for the three month period ended June 30, 1995.


     Nine months ended June 30, 1996 as compared to nine months ended June 30, 1995

          Revenues

     Net revenues from the sale of briquettes increased by $24,614 in 1996 from the $12,558 reported in the previous year. As described in "Liquidity and Capital Resources" below, the Company has entered into a letter of intent to sell its construction and limestone businesses. The revenues for the construction businesses are included in the line item "Income (loss) from operations of discontinued construction companies".

          Margins, Cost and Expenses

     The Company's operating costs increased $4,394,271 from the $1,379,985 reported in 1995. This is due in part to the recognition of compensation expense of $1,188,019 on stock options issued below market price.

     The Company's research and development expenditures increased $987,942 or 201% for 1996 as a result of increased expenses relating to the coal and revert Briquetting Technology.

     General and administrative expenses increased by $2,074,292 or 233% during 1996 from the previous year. This increase is due to the Company building infrastructure and increasing the corporate staff and a charge to income for the settlement of the past presidents employment contract.

          Net Loss

     Net loss increased from $1,313,250 in 1995 to $5,552,109 in 1996. The increased loss is primarily due to the increased research and development costs associated with the Briquetting Technology, compensation expense on stock options in the amount of $1,188,019 and the increase in general and administrative costs. The construction companies contributed a net profit of $28,533 in 1995 and a net loss of $379,355 in 1996 to the consolidated net losses.


Liquidity and Capital Resources

     During the three months ended June 30, 1996, the Company was increasing it's research and development expenditures, increasing it's staff and their related costs, as well as starting up it's Geneva plant, and as a result the Company's operating activities used $215,118 of cash as compared to $411,330 cash used for the three months ended June 30, 1995. During this same period expenditures for new property, plant and equipment increased to $717,490 from $46,724 for the same periods. During the 1996 period the Company was making down payments on equipment to be used in its coal briquetting plants as well as paying for the on site engineering costs associated with these plants. The Company was able to fund this growth through the issuance of common stock.

     The Company has made a strategic decision to focus its efforts exclusively on commercializing the Briquetting Technology and to divest itself of its construction and limestone businesses. Accordingly in February, 1996, the Company entered into a stock purchase agreement with Mike McEwan and Jerry Larson, former principles of the subsidiaries, to sell all of the common stock of the subsidiaries operating these businesses for $1,500,000. The Company will however retain certain real property and other specified assets of certain subsidiaries along with the related debt for such real property. The Company will also provide a working capital loan in the amount of $3,500,000 to secured the release of the Company from certain loans and other obligations. The purchase price and the working capital loan will be paid back at 6% interest over the next four years. As of March 31, 1996, the Company had made advances of $1,877,440, leaving $1,622,560 left to advance to the construction companies. No assurance can be given that this transaction will be successfully consummated or, in the event it is not consummated, that the Company can divest itself of the construction and limestone businesses to another purchaser on favorable terms or otherwise. Since these businesses generate a substantial portion of the Company's revenues and cash flows, the Company will require additional financing to exploit the Briquetting Technology.
     The Company is currently producing revert briquettes for Geneva according to specifications supplied by Geneva. The Company anticipates that cash flows from operations, principally the gross profit from sales to Geneva under the Geneva agreement, the sale of the Section 29 tax credits to third parties and cash payments from Utah limited partnerships operated by the Company, are expected to fund working capital needs for approximately eighteen months, excluding the capital required to exploit the Briquetting Technology. At this time, the Company has no written agreement to sell Section 29 tax credits and there is no assurance that the Company will receive any cash payments from the sale of Section 29 tax credits or the operation of limited partnerships.

     In May, 1995, the Company secured financing in the form of an $825,000 master equipment lease funded by a commercial bank to equip its initial briquetting plant at Geneva's facilities and simultaneously entered into a lease with Geneva wherein the Company has the right to operate the facility. The Company has the option to purchase the equipment from the bank at the end of the lease term. However, the Company will be required to obtain significant financing to establish future commercial briquetting plants, whether directly or through joint venture partners or licensees.

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

     As of August 13, 1996, the Company does not have sufficient capital resources available to implement the Agreements, including the 6% of the total cost of the first facility.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES.

          None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Those exhibits previously filed with the Securities and Exchange Commission as required by Item 601 of Regulation S-K, are incorporated herein by reference in accordance with the provisions of Rule 12b-32.

          (b)  Reports on Form 8-K

               A current report on Form 8-K, dated June 3, 1996, was filed during the quarter.

                            SIGNATURE



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 14, 1996.




                              COVOL TECHNOLOGIES, INC.


                              By:  /s/ Kenneth M. Young
                                   Kenneth M. Young, Chairman of the
                                   Board, Chief Executive Officer and
                                   Principal Executive Officer


                              By:  /s/ Michael Midgley
                                   Michael Midgley, Principal
                                   Financial Officer