Form 10-Q/A
period 1996-06-30
COVOL TECHNOLOGIES INC
filed 1996-11-22
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transtion period from ______________ to ____________

               -------------------------------------------------------

                         Commission file number 0-27803

                            COVOL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     87-0547337
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                     Identification No.)

  3280 North Frontage Road, Lehi, Utah                  84043
(Address of principal executive offices)              (Zip Code)

                                 (801) 768-4481
              (Registrant's telephone number, including area code)

                --------------------------------------------------------

            (Former name, former address and former fiscal year, if
                           changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 14 or 15(d0 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class of Stock                         Amount Outstanding

$.001 par value Common Stock                   7,294,123 Shares of Common Stock
                                                      at June 30, 1996

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS.

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               Those exhibits previously filed with the Securities and Exchange Commission as required by Item 601 of Regulation S-K, are incorporated herein by reference in accordance with the provisions of Rule 12b-32.


               27   Financial Data Schedule


          (b)  Reports on Form 8-K
               A current report on Form 8-K, dated June 3, 1996, was filed during the quarter.

                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  October 15, 1996


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