Form 10-K
period 1996-09-30
COVOL TECHNOLOGIES INC
filed 1997-01-14
CIK 1003344

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-K

                        For Annual and Transition Reports
                        Pursuant to Sections 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                [NO FEE REQUIRED]
                  For the fiscal year ended September 30, 1996
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                [NO FEE REQUIRED]
         For the transition period from .............. to ..............

                         Commission file number 0-27803
                         ------------------------------

                            COVOL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                       87-0547337
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                            3280 North Frontage Road
                                Lehi, Utah 84043
               (Address of principal executive offices) (Zip Code)

                                 (801) 768-4481
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

             Covol Technologies, Inc. Common Stock, $.001 par value (Securities are traded on the OTC Bulletin Board under the symbol "CVOL")

                  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

                  The aggregate market value of the voting stock held by non-affiliates of the registrant on December 1, 1996 was $101,167,500.

                  The number of shares outstanding of each of the registrant's classes of common stock as of December 1, 1996 was 8,895,542.
                       -----------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference:

None.

                                TABLE OF CONTENTS

                                                                        Page


PART I

    ITEM 1.       BUSINESS.................................................  1

    ITEM 2.       PROPERTIES............................................... 14

    ITEM 3.       LEGAL PROCEEDINGS........................................ 15

    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...... 17

PART II

    ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS..................................... 17

    ITEM 6.       SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA......... 20

    ITEM 7.       MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL
                  CONDITION  AND RESULTS OF OPERATIONS.................... 23

    ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............. 28

    ITEM 9.       CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS
                  ON ACCOUNTING  AND FINANCIAL DISCLOSURE................. 28

PART III

    ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...... 28

    ITEM 11.      EXECUTIVE COMPENSATION.................................. 31

    ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT.......................................... 38

    ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......... 41

PART IV

    ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON
                  FORM 8-K................................................ 43

                                     PART I


ITEM 1.  BUSINESS

The Company

                  The primary business of Covol Technologies, Inc. (the "Company") is to commercialize patented and proprietary technologies used to recycle waste by-products from the coal and steel industries into a marketable source of fuel and revert materials in the form of briquettes (the "Briquetting Technology"). The Company has three plants, consisting of one prototype briquetting plant and two commercial plants. The prototype briquetting plant, located in Price, Utah, was built in 1992 and has produced commercial quantities of coal, coke and revert material briquettes. The Company has two commercial briquetting plants, one coke and revert material plant which produces coal, coke and revert material products, located in Vineyard, Utah (referred to herein as the "Geneva Plant"), and one synthetic coal plant, located in Price, Utah (referred to herein as the "Utah Plant"). The Geneva Plant is operational, however the primary contract for the sale of briquettes expired on December 31, 1996. See "BUSINESS--Business of Company--Geneva Plant. The Utah Plant is also operational, and commenced commercial operations in December of 1996. The
Company is in the process of attempting to secure financing for additional plants which will utilize the Briquetting Technology. See "BUSINESS--PacifiCorp" and "BUSINESS--Gallagher."

                  The Company was originally incorporated in Nevada in 1987 under the name Cynsulo, Inc. In 1988 the Company consummated an initial public offering of its common stock in Nevada in which the Company sold 200,000 shares for $20,000. At the time of such public offering, the Company was engaged in no material business activities. In December 1988, the Company acquired all of the issued and outstanding shares of McParkland Corporation ("McParkland") and changed its name to McParkland Properties, Inc. McParkland invested in discounted notes and contracts through the Federal Deposit Insurance Corporation. In 1989, management became aware of certain irregularities relating to the original purchase of two loan packages. As a result of an investigation conducted by management, the purchase of McParkland was rescinded in February 1990, and the Company's name was changed to Riverbed Enterprises, Inc. In August, 1990, the Company's focus was changed to the growing and marketing of certain agricultural products, primarily alfalfa. In 1991, the Company acquired technology regarding binding agents used to make briquettes. The Company shifted its focus to the research and development of better and stronger binding agents which resulted in patenting the Briquetting Technology. The Company then changed its focus from its agricultural business and devoted its primary efforts to the development and commercialization of the Briquetting Technology. The Company's name was changed to Enviro-Fuels Technology, Inc. in July 1991, to Environmental Technologies Group International in 1994, and to Covol Technologies, Inc. in August 1995, at which time the Company was reincorporated in Delaware.

                  In order to generate cash flow to support research and development for the Briquetting Technology, in 1993, the Company acquired three construction companies engaged in providing contracting and construction services to the steel, copper and other heavy industries. The companies were
Industrial Management and Engineering, Inc. ("IME"), State Incorporated ("State") and Central Industrial Construction, Inc. ("CIC"). Additionally, in 1994, the Company acquired Larson Limestone Company, Inc. ("Larson"), which mines, produces and markets limestone products for industrial applications. IME, State, CIC and Larson are collectively referred to as the "Subsidiaries."

                  In September 1995, the Company made a strategic decision to focus its efforts exclusively on commercializing the Briquetting Technology and to divest itself of its Subsidiaries. Accordingly, on February 1, 1996, the

Company entered into a Share Purchase Agreement ( the "Agreement") with Michael McEwan and Gerald Larson, former principals of the Subsidiaries (the "Buyers"), to sell all of the common shares of the Subsidiaries to Buyers for a $5,000,000 promissory note (the "Note"). Mr. McEwan is the son of Lloyd C. McEwan, a former director of the Company. The Note is collateralized by 100,000 shares of stock of the Company owned by Buyers and is payable together with interest at 6% per annum as follows: interest only for the first year payable on or before January 31, 1997; principal and interest are payable annually with the Note amortized over a fifteen year period commencing February 1, 1997 with the first payment due January 31, 1998; and all unpaid principal and interest payable January 31, 2000. The Company will have voting control over the shares securing the Note until the Note has been paid. The Company agreed to make a capital contribution to the Subsidiaries in the amount of approximately $3,500,000 to pay down accounts payable, accrued liabilities and lines of credit of the Subsidiaries. The Company paid the $3,500,000 required to close under the Agreement and closed on September 26, 1996. There have been continuing discussions regarding accounts payable in an amount estimated at between $300,000 and $650,000 that were not apparent at the time the Agreement was entered into. The Company has accrued $650,000 in the September 30, 1996 financial statements. In addition, the Buyers have verbally committed to pledge an additional 100,000 shares of stock of the Company owned by Buyers to secure payment of the Note. The Company expects to reach final settlement with the Buyers by January 31, 1997. There is no assurance that the Company will be able to finalize all matters relating to the sale by January 31, 1997. The terms of the Agreement were arrived at by arm's length negotiations between the parties and approved by the nonaffiliated members of the Board of Directors and the stockholders of the Company.

                  Effective January 1, 1994, the Company changed its fiscal year-end from December 31 to September 30. Effective June 14, 1995, the Company implemented a one-for-twenty reverse stock split. Effective January 23, 1996 the Company implemented a two-for-one forward stock split. Except as otherwise indicated, all information set forth herein has been adjusted to give effect to such stock splits.

                  The Company is dependent on raising sufficient capital to finance its expansion plans and working capital requirements until October 1997. The Company intends to finance its capital needs through the receipt of down payments on the sale of future plants, license fees and royalties from the sale of its first full scale briquetting facility and from commercial loans and equity placements. No assurances can be made that the Company will be able to raise sufficient capital or operate profitably.

Business of Company

                  The Company has developed the Briquetting Technology to recycle waste by-products from the steel and coal industries into a marketable source of fuel and revert material in the form of briquettes. During the steel-making process, steel mills produce, among other waste by-products, revert materials (small particles containing iron-rich materials). Coke breeze is a very fine residue resulting from the production and storage of coke, a coal derivative used in the steel making process. During the coal mining process, coal fines (small coal particles ranging from dust size to less than 1/4" in diameter) are produced. These waste materials have historically presented a disposal problem for steel and coal producers, who may incur substantial costs in complying with federal and state environmental laws and regulations relating to their storage and disposal.

                  The Briquetting Technology employs pressure and chemical agents to bind coke breeze, coal fines and other revert materials into briquettes. The coke and coal briquettes produced through use of the Briquetting Technology are suitable for industrial and commercial use and are comparable to high grade newly-mined coal and formed coke. The revert material briquettes produced through use of the Briquetting Technology are further processed in reducing furnaces to reclaim iron and other materials. The revert processed through use of the Briquetting Technology is comparable to scrap iron, a common form of raw material used by the United States steel-making industry (as opposed to newly-mined iron ore). The Company believes that its coke and coal briquettes and reclaimed iron can be produced and marketed at prices which are competitive with newly-mined coal, formed coke and other sources of scrap iron. Moreover, the Company believes that the Briquetting Technology will be attractive to steel and coal producers in addressing the environmental issues surrounding the disposal of waste by-products generated in the production process.

                  The Company's fundamental business strategy has been to commercialize the Briquetting Technology through joint ventures, licenses and collaborative arrangements with steel, coke and coal producers or investors to build and equip briquetting plants on-site at the producers' facilities.

                  Geneva Plant. In May 1995, the Company entered into a collaborative agreement with Geneva Steel Company ("Geneva") to build and operate a commercial briquetting plant in Vineyard, Utah defined above as the Geneva Plant. That agreement was amended and restated in May, 1996. Pursuant to the Amended and Restated Briquetting Services Agreement and Lease Agreement with Geneva (collectively, the "Geneva Agreements") Geneva has provided the Company with a building containing approximately 9,000 square feet. The Company equipped the building to serve as a coal, coke and revert material briquetting plant. The Company estimated that the Geneva Plant's initial capacity was 15 tons of briquettes per hour or approximately 100,000 tons per year. Geneva provided the Company with revert materials and the Company was obligated to produce and deliver to Geneva briquettes conforming to agreed-upon specifications and in agreed to quantities. Geneva bears all transportation costs with respect to delivery of revert materials to the Geneva Plant and the shipment of briquettes. Pursuant to the Geneva Agreements, the Company began producing briquettes in May 1996, and produced approximately 24,600 tons of revert briquettes by December 31, 1996 at the Geneva Plant. The Company has made various adjustments and improvements to the plant to satisfy emissions and air quality standards administered by the Utah State Division of Air Quality. Although the Geneva Agreements expired on December 31, 1996, the Company continues to produce briquettes for purchase by Geneva. Upon the expiration of the Geneva Agreements, the lease of the building housing the plant also expired resulting in a tenancy-at-will between the parties.

                  Limited Partnerships. In June 1996, the Company formed Utah Synfuel #1, Ltd. ("Utah Synfuel #1") and Alabama Synfuel #1, Ltd. ("Alabama Synfuel #1"), each a Delaware limited partnership (collectively the "Partnerships"). The respective Partnerships are intended to (i) purchase a nonexclusive license from the Company for the Briquetting Technology, (ii) purchase a coal briquetting facility from the Company and (iii) sell such facility to a third party purchaser. Utah Synfuel #1 intends to purchase the coal briquetting Utah Plant and Alabama Synfuel #1 intends to purchase the coal briquetting Birmingham, Alabama plant (the "Alabama Plant"). The Company will grant to each of the Partnerships a non-exclusive license to use the Briquetting Technology with respect to coal for a fee of $500,000 (totalling to $1,000,000). The Company intends to retain at least a 60% interest in Utah Synfuel #1 and up to an 83% interest in Alabama Synfuel #1. The Company has privately placed the remaining partnership interests in the Partnerships. Specifically, the Company received $3,277,500 ($3,080,000 at September 30, 1996) for the remaining partnership interests in Utah Synfuel #1 and $1,762,500 ($1,305,000 at September 30, 1996) for the remaining partnership interests in Alabama Synfuel #1. Notably, the Company is currently analyzing whether the original disclosure provided to investors should be supplemented. The Company may decide to revise the information in the original private placement memorandums for those offerings, and may offer to such investors the opportunity to rescind their purchases. If all such investors rescind, the Company would be required to pay up to $5,040,000 ($4,385,000 at September 30, 1996) plus applicable interest less the amount of income received thereon.

                  The Company has used a portion of the funds raised in the Partnerships to purchase equipment for each of the plants. The Utah Plant has been completed and commenced commercial operations in December of 1996. The Alabama Plant is expected to be completed by June 1997. However, no assurances can be made that the completion date for the Alabama Plant will be met.

                  The Company, as general partner for the Partnerships, is currently negotiating transactions with potential buyers of the Utah Plant and Alabama Plant, which is yet to be constructed or acquired. The Company believes that the sale of the Utah Plant and Alabama Plant would include (i) a $500,000 sublicensing fee (which would be paid by the buyer to the Partnership in exchange for the license of the Briquetting Technology), (ii) a royalty payment to the Partnership based on per ton amount to be agreed on with the buyer, and
(iii) a promissory note delivered by the buyer in payment of the purchase price, which would be payable to the Partnership from the cash flow of such plant. The Company and Alabama Synfuel #1 have entered into a letter of intent with an unregulated subsidiary of PacifiCorp, a large low-cost electric and telephone utility, to sell the Alabama Plant to be constructed or acquired by Alabama Synfuel #1, on substantially the terms listed above. See "BUSINESS--PacifiCorp" for more information regarding the terms of the PacifiCorp letter of intent. The PacifiCorp purchase transaction is subject to various conditions and no binding agreement has been entered into. The Company and Utah Synfuel #1 have also entered into a letter of intent with Arthur J. Gallagher & Co., an international insurance brokerage and risk management services firm, to sell the Utah Plant, to be acquired by Utah Synfuel #1 on substantially the terms listed above. See "BUSINESS--Gallagher" for more information regarding the terms of the Gallagher letter of intent. The Gallagher purchase transaction is also subject to various conditions and no binding agreement has been entered into. No assurances can be made that any of the plants being constructed or acquired by the Partnerships will be sold.

                  Under the organizational documents of the Partnerships, the Company is entitled to distributions from the Partnerships according to the Company's percentage interest in the net distributable cash flow of the Partnerships. The Company may also enter into loading agreements and operating and maintenance agreements that would provide for payments directly from the buyer of a plant. The binder materials used to produce the briquettes will likely be sold to the buyer of a plant by the Company based on the Company's cost plus an agreed upon percentage profit.

                  Greystone Joint Venture. In June 1995, the Company entered into a license agreement (the "Greystone Joint Venture Agreement") with Greystone Environmental Technologies, Inc. ("Greystone") to form a 50/50 joint venture (the "Greystone Joint Venture") to commercialize and exploit the Briquetting Technology for the production of coke and revert material briquettes. The Greystone Joint Venture Agreement was amended on January 3, 1996. The Greystone Joint Venture has an exclusive world-wide license to commercialize and exploit the Briquetting Technology for the production of coke briquettes and a license to commercialize and exploit the Briquetting Technology for the production of revert material briquettes in the Alabama and Gary, Indiana regions. The Geneva Plant is not a part of the Greystone Joint Venture or the Greystone Joint Venture Agreement.

                  The Greystone Joint Venture will be on a 50/50 basis, except in the Gary, Indiana region where Greystone has a 12% interest in the entity with an opportunity to increase its interest to a maximum of 20%. Greystone will manage the Greystone Joint Venture on a day-to-day basis and the parties have agreed to contribute the necessary capital to the Greystone Joint Venture in proportion to their respective interests therein. The Greystone Joint Venture will purchase all of its requirements for binding agents used in the Briquetting Technology from the Company. Greystone is a newly-formed company, although its principals have significant experience in the steel and coke production industries.

                  In accordance with the Greystone Joint Venture Agreement, Greystone made an initial payment of $100,000 to the Company, and was required to make additional payments out of profits or capital of the Greystone Joint Venture until a total aggregate of $500,000 had been paid to the Company for the license. Greystone has failed to make the additional payments required under the Greystone Joint Venture Agreement and, accordingly, has received notice that an event of default has occurred thereunder. The Company believes that an uncured event of default under the Greystone Joint Venture Agreement results in a termination of the license.

                  As of December 1996, the Greystone Joint Venture has not secured funding to proceed with the development and operation of any plants. The Company believes that Greystone is continuing to seek funding.

                  Coal Venture. On January 30 1996, the Company entered into a letter of understanding with CoBon Energy, L.L.C. ("CE"), a Utah professional services company based in Salt Lake City, Utah, to form five entities to commercialize and exploit the Briquetting Technology for the production of coal briquettes (the "Coal Venture"). In August 1996, CE and the Company modified the letter of understanding. Under the modified letter of understanding, the Company has agreed to give CE a 1.6% interest in Alabama Synfuel #1, plus a license to use the Briquetting Technology for specified plant locations up to an aggregate capacity of 1.5 million tons of coal per year for each plant location. In consideration for the interest in Alabama Synfuel #1 and the license, CE is required to make a one-time payment of (i) $2.00 per ton for the production of coal in the range of 500,001 to 1,000,000 tons and (ii) $2.50 per ton for the production in the range of 1,000,001 to 1,500,000 tons. CE has not yet built any plants which utilize the Briquetting Technology.

Business Strategy

                  Coke and Revert Material Briquettes. Subject to possible termination of the license under the Greystone Joint Venture Agreement (as explained above), the Company has agreed to exclusively market through the Greystone Joint Venture the Briquetting Technology as it applies to coke. The Greystone Joint Venture intends to market such technology to steel and coke producers for the production of coke briquettes. The Company has also agreed to exclusively market through the Greystone Joint Venture the Briquetting Technology as it applies to revert material in the Gary, Indiana and Alabama regions of the United States. With respect to the revert briquettes, the Company may market the Briquetting Technology in other regions directly or through other joint ventures or other arrangements. The Company, directly or through the Greystone Joint Venture, will seek to enter into collaborative arrangements with steel and coke producers to build, equip and operate briquetting plants on-site at the producers' facilities. The Company believes that such arrangements will benefit both the Company and steel and coke producers because they will (i) provide the Company with an ongoing supply of inexpensive coke breeze and revert materials while ensuring a ready customer for the briquettes produced, (ii) provide the steel or coke producer with an economical means to dispose of waste materials while providing a ready source of briquettes and/or iron feedstock, and (iii) minimize transportation costs for waste by-products, raw materials and briquettes, thereby increasing the economic competitiveness of the Company's products.

                  The operations of the Geneva Plant will allow the Company to show an operating on-site plant to assist in the establishment of other similar sites throughout the United States. There is no assurance that such plant will be profitable or that the Company, either directly or through the Greystone Joint Venture, will be able to enter into comparable arrangements with other steel and coke producers or to obtain the funding necessary to construct such plants.

                  Coal Briquettes. The Company intends to build and place in service plants which utilize the Briquetting Technology at or near coal fine deposits. The Company intends to sell such plants to third parties. The Company will license to each plant the use of the Briquetting Technology for a royalty payment and will provide to each plant the binding agents. The contract will provide that the payment for the binding agents will be at cost plus a mark up to be negotiated between the plant owner and the Company. There is no assurance the Company will be successful in funding the construction of the plants or in operating any plants.

                  In June 1996, the Company formed Utah Synfuel #1 and Alabama Synfuel #1, the Partnerships, which are intended to purchase, manage and sell the coal briquetting Utah Plant and Alabama Plant. As described above, the Company is conducting negotiations for the sale of these facilities by the Partnerships. See "BUSINESS--Business of Company--Limited Partnerships." The Company has retained brokers to locate potential buyers for plants that may be constructed by the Company or its subsidiaries. See "BUSINESS--AGTC Brokerage Disagreement." The Company has not entered into any binding agreements to sell either the Utah Plant or the Alabama Plant.

                  The Company will not sell the Briquetting Technology but will license it for use at each plant and contract with each plant to supply the binding agents. The Company intends to contract with third party chemical companies for the mixing and production of the binding agent. At the point at which the Company has sufficient volume demand it intends to manufacture the binding agent at a facility or facilities to be established.

Construction Agreements

                  In December 1995, the Company entered into a design and construction agreement with Lockwood Greene Engineers, Inc. ("Lockwood") to design and build the Utah Plant. The Company paid Lockwood an advance payment of $500,000 on the facility on February 9, 1996. The total cost of the Utah Plant to the Company is expected to be $3,600,000. Lockwood and the Company have agreed to cooperate with each other in future projects by either party in the field of coal agglomeration or metallic recovery. Also in December 1995, the Company entered into additional contracts to design and build additional facilities with Lockwood, each of which were subsequently terminated by the Company in 1996 with all applicable cancellation charges either satisfied or settled.

                  In December 1996, the Company entered into a total of thirteen design and construction agreements (the "1996 Construction Agreements") for the design and construction of eleven new coal fines agglomeration facilities and the retrofiting of two existing facilities (the Utah Plant and Geneva Plant). Depending upon the specific agreement, the contractor is either TIC The Industrial Company, CEntry Constructors, L.C. or Centerline Engineering Corporation, a Lockwood Greene Company. Under two of the 1996 Construction Agreements, the Company is a joint owner with Ferro Resources, L.L.C. The 1996 Construction Agreements are subject to numerous conditions and no assurances can be given that the Company will be successful in financing or constructing any of the thirteen facilities. The 1996 Construction Agreements generally require that a notice to proceed be issued by the Company (and its co-owner, if any) on or before September 30, 1997 and that the plant be placed in service by June 30, 1998. An advance payment of $250,000 is due at the time a notice to proceed is issued by the Company (and its co-owner, if any). The 1996 Construction Agreements may be terminated at the Company's (and co-owner's, if any) option with a penalty of 6% of the total contract price, if established, or the guaranteed maximum price if the total contract price is not established. If the Company is unsuccessful in obtaining financing or otherwise fails to construct a facility, a penalty would be owed to the contractor. If this were to occur on all thirteen facilities, the Company would be required to pay an aggregate penalty of $3,012,000.

Indemnification to Lockwood

                  In December 1996, the Company entered into six indemnification agreements with Lockwood whereby the Company agreed to indemnify Lockwood should it be required to pay liquidated damages to certain third party owners under various design and construction agreements for six coal agglomeration facilities. Under the various design and construction agreements, if the facilities are not completed by June 1, 1998 then $750,000 in liquidated damages would be due and payable. The indemnification agreement will only apply if the third party owners actually decide to build the facilities with Lockwood as the design/builder. The maximum amount of contingent liability to the Company under the indemnification agreements is $4,500,000 ($750,000 per design and construction agreement). If triggered, the payments under the indemnification agreements would not be due and owing until June 2, 1998.

PacifiCorp

                  In September 1996, the Company and Alabama Synfuel #1 entered into a letter of intent with an unregulated subsidiary of PacifiCorp, a large, low-cost electric and telephone utility, to purchase the coal briquetting Alabama Plant that will be built and/or acquired by Alabama Synfuels #1. The letter of intent generally provides for an entity designated by PacifiCorp to purchase the Alabama Plant from Alabama Synfuel #1 (or to purchase Alabama Synfuel #1's right to acquire the Alabama Plant) for a one-time $500,000 licensing fee, a promissory note in the amount of $3,400,000, that will be payable out of the cash flow of the plant, and a per ton royalty fee. The Company may retain up to an 83% interest in Alabama Synfuel #1 and would be entitled to its percentage share of all cash distributed by Alabama Synfuel #1.

                  The letter of intent also provides for a convertible loan from PacifiCorp to the Company in an amount up to $5,000,000. PacifiCorp would retain a security interest in all of the assets related to the Alabama Plant. The loan if made, may be convertible into Company common stock. The Company common stock received upon conversion would be subject to piggy-back and demand registration rights.

                  The obligations of PacifiCorp and its affiliates are subject to PacifiCorp, the Company and Alabama Synfuel #1 entering into definitive agreements. PacifiCorp will also require favorable tax rulings from the IRS and completion of the Alabama Plant prior to consummating the purchase of the Plant. The funding of the loan is subject to entering into the definitive agreements and the filing of a request for tax rulings from the IRS, which the Company believes will be complete by approximately January 31, 1997.

                  In December 1996, PacifiCorp and the Company entered into an additional agreement for the construction of six additional facilities beyond the Alabama Plant. Pursuant to this agreement, PacifiCorp has entered into binding agreements with a third-party for the construction of the additional facilities. Additionally, PacifiCorp has committed $250,000 per plant for a total of $1.5 million to the entities through which PacifiCorp will build the facilities. The commitment was made to facilitate the construction of the facilities with the third-party. All of the facilities will utilize the Briquetting Technology under license agreements with the Company. See "BUSINESS--Recent Licensing Agreements."

Gallagher

                  In November 1996, the Company and Utah Synfuel #1 entered into a letter of intent with Arthur J. Gallagher & Co., an international insurance brokerage and risk management services firm, to purchase the Utah Plant that will be acquired by Utah Synfuels #1. The letter of intent generally provides for an entity designated by Gallagher to purchase the Utah Plant from Utah Synfuel #1 (or to purchase Utah Synfuel #1's right to acquire the Utah Plant)
for $2,500,000 (payable upon the satisfaction of certain performance conditions), a one-time $500,000 licensing fee and a per ton royalty fee that will be payable out of the cash flow of the Utah Plant. The Company may retain approximately a 60% interest in Utah Synfuel #1 and would be entitled to its percentage share of all cash distributed by Utah Synfuel #1.

                  The obligations of Gallagher and its affiliates are subject to Gallagher, the Company and Utah Synfuel #1 entering into a definitive agreement.

         In December 1996, Gallagher and the Company entered into an additional agreement to construct four additional facilities beyond the two plants contemplated by the letter of intent. Pursuant to this additional agreement, Gallagher entered into binding agreements with a third-party to construct the additional facilities. All of the facilities will utilize the Briquetting Technology under license agreements with the Company. See "BUSINESS--Recent Licensing Agreements."

                  In December 1996, the Company entered into a Debenture Agreement and Security Agreement with AJG Financial Services, Inc., an affiliate of Gallagher, whereby the Company borrowed $1,100,000, and may, under certain circumstances, draw down an additional amount of up to $2,900,000 (for a total borrowed amount of $4,000,000). In consideration for the loan of $1,100,000, the Company issued a Convertible Subordinated Debenture accruing interest at 6% per annum and maturing three years from its date of issuance (the "Subordinated Debenture"). The interest and principal of the Subordinated Debenture is payable on maturity. The Company does not have the right to prepay any portion of the principal of the Subordinated Debenture, and the Company is required to prepay the Subordinated Debenture if a change in control of the Company occurs. All or a portion of the unpaid principal due on the Subordinated Debenture is convertible into Company common stock. The Subordinated Debenture is subordinated and junior in right to all other existing indebtedness of the Company which is not expressly pari passu with or subordinated to the Subordinated Debenture. Finally, the Company has granted piggy-back and demand registration rights to AJG Financial Services, Inc. for the Company common stock issued upon conversion of the Subordinated Debenture.

                  On January 2, 1997, the Company borrowed $588,683 of the $2,900,000 draw down amount described above. In consideration for the amount drawn down, the Company issued a Senior Debenture in such amount accruing interest at prime plus two percent (2%) and maturing three years from the date of issuance (the "Senior Debenture"). The Senior Debenture is collateralized by all real and personal property purchased by the Company with the proceeds of the Senior Debenture. The proceeds of the Subordinated Debenture and the Senior Debenture may be used to satisfy contractual obligations of the Company, for working capital and to purchase equipment to be used to construct coal briquetting facilities to be managed and/or sold by the Company or affiliates of the Company.


Alabama Power Company

                  In April 1996, the Company entered into a sale and purchase agreement for coal with Alabama Power Company. Under the agreement, the Company has agreed to process coal into coal briquettes and to sell such briquettes to Alabama Power Company at a base price per ton, plus or minus certain adjustments, for a period of five years commencing on January 1, 1997. According to the agreement, Alabama Power Company is required to purchase a base tonnage of 250,000 tons per year until December 31, 1999. There are numerous conditions and obligations to be performed by both parties prior to January 1, 1997 and on an ongoing basis before coal briquettes are required to be purchased by Alabama

Power Company. Given the delays associated with the financing and construction of the Alabama Plant, the Company is now in technical default under the agreement. It is uncertain what actions Alabama Power Company will take, if any, in response to the default.

Port Hodder

                  In September 1996, the Company entered into a purchase agreement with E. J. Hodder and Associates, Inc. for the purchase of a certain land leasehold interest and equipment consisting of a barge loading facility servicing the Warrior River located at the Alabama Plant. The total purchase price for the facility is $927,000 consisting of $342,000 in cash and $585,000 of Company common stock. The land lease commenced on September 1, 1996 and expires on May 23, 1998 with rights to extend to May 23, 2006. The Company intends to use the facility in connection with the operations of the Alabama Plant.

K-Lee Supply Agreement

                  In September 1996, the Company entered into a supply agreement with K-Lee Processing, Inc. and Concord Coal Recovery Limited Partnership for a continuous supply of coal fines to the Alabama Plant. Under this agreement, the Company is obligated to purchase a minimum of 20,000 tons of coal fines per month, commencing upon the completion of the Alabama Plant and expiring on December 1, 2001, at a fixed price per ton during the first year (subject to adjustment for moisture and ash content) with an escalating price thereafter.

AGTC Brokerage Disagreement

                  In accordance with an April 1996 letter agreement between the Company and AGTC, a partnership formed by AGTC, Inc., Alpine Coal Company, Inc. and E. J. Hodder & Associates, Inc., AGTC was engaged by the Company on a best efforts basis, to investigate, identify and participate in the selection of (i) project sites for the construction of suitable coal extrusion manufacturing facilities for the Company, (ii) suitable coal fines reserves and (iii) suitable users or consumers of the coal product produced. The compensation for such services consisted of a monthly retainer of $35,000 and a commission of 8% on the gross sales or monetized price of a project. In the fourth month following the execution of the letter agreement a dispute arose among the parties regarding AGTC's performance and compensation due under the agreement. Accordingly, the Company terminated the agreement pursuant to its terms. AGTC subsequently claimed that it was entitled to a commission on the proposed sale of the Alabama Plant. The Company, on the advice of counsel, believes that AGTC's claim has no merit.

Savage Mojave

                  In November 1996, the Company signed a primary contract with Savage Industries, Inc. ("Savage") to form up to two limited liability companies ("LLCs") to be owned 50% by Savage and 50% by the Company, with each LLC entering into a contract with Savage, the Company and a qualified third party contractor for the design, construction, start-up and certification of a coal fines agglomeration facility. All profits and losses of the respective LLCs shall be borne by Savage and the Company according to their respective ownership interest. Savage has the right but not the duty to operate the facilities and to provide transportation of the raw materials and the briquettes. The Company in turn will (i) provide its license to the binding process (at no cost) and (ii) provide the binder required to produce the briquettes on a cost plus basis. Performance under the agreement is subject to numerous conditions, including, but not limited to establishing a criteria for the design of such facilities and satisfaction of the Section 29 Tax Credit provisions of the Internal Revenue Code of 1986, as amended.

                  In November 1996, the Company also entered into an agreement with Savage whereby the Company agreed (i) to license the Briquetting Technology to a limited liability company, to be formed by Savage and Flyash Haulers, Inc., for a monthly licensing fee based upon each ton of qualified fuel produced, all relating to a briquetting facility to be located in Laughlin, Nevada, (ii) to provide, upon request, coal fines to the limited liability company, (iii) to provide technical assistance to the limited liability company, and (iv) to reimburse to Savage, from the monthly license fees, an amount equal to 16% of the cash capital required to upgrade the Laughlin, Nevada facility. The Company does not expect to receive monthly license fees until mid 1997. No assurances can be made that Savage will be successful in the production and sale of synthetic coal. The agreement expires by its terms on December 31, 2009.

Recent Licensing Agreements

                  In December 1996, the Company entered into agreements with various third parties for the licensing of the Briquetting Technology. Such third parties are not expected to construct the facilities utilizing the Briquetting Technology until late calendar year 1997. While the Company may receive some advance license fees,the Company does not expect to receive the majority of the licensing fees from such agreements until the facilities have been placed into operation. In addition, the Company will receive royalty payments based on production and sales at the facilities.

The Briquetting Technology

                  The Company has  developed a special  binding  formula,  which allows for the production of high-grade briquettes which withstand degradation both during shipment and the burn cycle. In simplified terms, in the briquetting process, the material to be briquetted may be washed to remove impurities. The material is then mixed with the binding agent and fed into a briquetter, which utilizes indirect pressure to combine the feed material into a briquette having the desired shape, size and density. Briquettes are then air-cured to achieve maximum strength. Waste coke breeze, coal fines and other revert material discharged from the briquetter are also recaptured and recycled. Cured briquettes are expelled onto a continuous belt for handling. The briquetting process takes approximately two hours to complete.

                  Substantially all the equipment and machinery used in the briquetting process are commercially available. The Company has arrangements with certain manufacturers for the supply of a portion of the equipment and machinery but there can be no assurance that the Company will be able to acquire all necessary equipment and machinery on terms acceptable to the Company.

Proprietary Protection

                  The Company has received three United States patents and has two United States patent applications pending (one of which received a notice of allowance in October 1996) and two international patent applications under the Patent Cooperation Treaty covering certain aspects of the Briquetting Technology. There can be no assurance as to the scope of protection afforded by the patents. Moreover, there are other industrial waste recycling technologies in use and others may subsequently be developed, which do (or will) not utilize processes covered by the pending patents. There can be no assurance that any patent issued will not be infringed or challenged by other parties, infringe against patents held by other parties or that the Company will have the resources to enforce any proprietary protection afforded by the patent or defend against an infringement claim.

                  In addition to patent protection, the Company also relies on trade secrets and know-how and employs various methods to protect the Briquetting Technology. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such know-how or obtain access to the Company's know-how, concepts, ideas and documentation. Since the Company's proprietary information is important to its business, failure to protect its trade secrets may have a material adverse effect on the Company.

Research and Development

                  The Company has devoted significant research and development efforts to the refinement and commercialization of the Briquetting Technology. The Company's research and development expenses were approximately $387,000, $1,265,000 and $1,044,000, respectively, in the nine months ended September 30, 1994, and the years ended September 30, 1995 and September 30, 1996. The Company at the present time is developing other related technologies to implement in steel mills and other mineral industries. In addition, the Briquetting Technology is being refined to apply to the commercial operations in the Geneva Plant.

Construction and Limestone Businesses

                  In  order  to  generate  cash  flow to  support  research  and development for the Briquetting Technology, in 1993 the Company acquired IME, State and CIC, three construction companies engaged in providing contracting and construction services to heavy industry. In addition to the foregoing, in 1994 the Company acquired Larson, which provides limestone products for industrial applications. The Company believes that the relationships between its Subsidiaries and their customers assisted the Company in exploring and developing relationships with steel producers in connection with the commercialization of the Briquetting Technology.

                  The Company's construction and limestone businesses accounted for substantially all of its revenues and cash flow during the nine months ended September 30, 1994 and the year ended September 30, 1995.

                  In September 1995, the Company made a strategic decision to focus its efforts exclusively on commercializing the Briquetting Technology and to divest itself of its Subsidiaries. On September 26, 1996, the Company substantially completed the divestiture of its Subsidiaries. See "BUSINESS--Business of Company--General".

Government Regulation

                  General.   The  Company's  present  and  proposed  briquetting
operations are subject to federal, state and local environmental regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of waste products. In order to establish and operate its briquetting plants, the Company will be required to obtain various state and local permits. The Company has obtained all permits required to date, believes that it will be able to obtain future permits without inordinate difficulty or expense and that it is in substantial compliance with all material laws and regulations governing the briquetting operations. The Company believes that environmental compliance for its new briquetting plant at the Geneva facility will not entail significant costs. However, the Company's briquetting operations may entail risk of environmental damage and the Company may incur liabilities in the future arising from the discharge of pollutants into the environment or its waste disposal practices. See "ITEM 3--LEGAL PROCEEDINGS--Utah Division of Air Quality."

                  Failure to obtain necessary permits to construct and operate future briquetting plants could have a material adverse effect on the Company, and other developments, such as the enactment of more stringent environmental laws and regulations, could require the Company to incur significant capital expenditures. If the Company does not have the financial resources or is otherwise unable to comply with such laws and regulations, such failure could also have a material adverse effect on the Company.

                  The Company's construction and limestone products businesses were also governed by extensive environmental and occupational safety laws and regulations. The Company believes that it was in substantial compliance with all such material laws and regulations while it owned the Subsidiaries. There can be no assurance that failure to comply with applicable laws and regulations, whether in existence or subsequently enacted would not have a material adverse effect on the Company.

Tax Credit

                  Section 29 of the Internal Revenue Code of 1986, as amended (the "Code") provides a credit (the "Section 29 Credit") against the regular federal income tax, measured by unrelated party sales by a taxpayer of qualified fuels, including solid synthetic fuel produced in the United States from coal, the production of which is attributable to the taxpayer. Where more than one person has an interest in a production facility, the Code provides generally that the attributable production is determined by allocation among the interested persons in proportion to their interests in gross sales.

                  In order to be a solid synthetic fuel produced from coal for purposes of the Section 29 Credit, the produced fuel must differ significantly in chemical composition, as opposed to physical composition, from the alternative substance used to produce it. The Company has received a private letter ruling from the Internal Revenue Service (the "Service") in which the Service, based on representations made to it, agrees that the Briquetting Technology, as explained to the Service, results in a significant chemical change to waste coal fines and transforms them into a solid synthetic fuel, and accordingly the Service concludes, based on the facts presented to it, that (i) the Company, with the use of its patented process, produces a "qualified fuel" within the meaning of Section 29(c)(1)(C) of the Code, and (ii) assuming the other requirements of Section 29 are met, the sale of the "qualified fuel" will entitle the Company to claim the Section 29 Credit in the taxable year of sale. In its ruling, the Service noted that no temporary or final regulations pertaining to one or more of the issues addressed in the ruling have been adopted and that the ruling will be modified or revoked by the adoption of temporary or final regulations to the extent the regulations are inconsistent with any conclusions in the ruling. The Service notes, however, that a private letter ruling from the Service is not revoked or modified retroactively, except in rare and unusual circumstances, provided certain criteria are satisfied, including that (i) there has been no misstatement or omission of material facts,
(ii) the facts at the time of the transaction are not materially different from the facts on which the letter ruling was based, (iii) there has been no change in the applicable law, (iv) the letter ruling was originally issued for a proposed transaction and (v) the taxpayer directly involved in the letter ruling acted in good faith in relying on the letter ruling, and revoking the letter ruling retroactively would be to the taxpayer's detriment.

                  The Section 29 Credit is also subject to the passive activity rules of Section 469, and therefore will generally not be available to individuals and closely held corporations.

                  The Section 29 Credit is equal to $3.00 in 1979 dollars (or $5.83 in 1995 dollars) for each oil barrel equivalent ("OBE") of the qualifying fuel produced and sold. This equates to approximately $25.00 per ton of coal briquettes. The OBE is defined generally as an amount of fuel having a 5.8 million Btu content. The Section 29 Credit allowed may not exceed the taxpayer's regular tax liability reduced by certain other credits. The credit cannot be utilized to offset the Alternative Minimum Tax.

                  The Section 29 Credit was designed to provide protection for qualifying fuels against market price declines, and it is therefore subject to a phaseout (under an annually adjusted formula) after the unregulated oil price reaches specified levels. In 1994 dollars, the credit would have phased out had the reference price for oil exceeded $45.14 per barrel, but the reference price determined for 1994 was $13.19, and no phaseout occurred. In 1995 dollars, the credit would have phased out had the reference price for oil exceeded $46.00, but the reference price determined for 1995 was $14.62 and no phaseout occurred. There presently is no reference price for 1996. The credit is also subject to by reduction insofar as an otherwise qualifying facility benefits from grants or subsidized financing provided by federal, state or local governments, or from tax-exempt bond financing.

                  During 1996, the time periods applicable to Section 29 tax credits were extended. The Section 29 Credit will, under present law, be available for sales completed by December 31, 2007 to the extent attributable to production from facilities placed in service by June 30, 1998, provided that such facilities are constructed pursuant to a binding written contract in effect by December 31, 1996. Unless the Section 29 credit is extended, the Company will be limited to the 1996 Construction Agreements which were entered into by December 31, 1996. See "BUSINESS--Construction Agreements."

                  Section 29 of the Code contains no provision for carryback or carryforward of Section 29 Credits. Once earned, however, the nonconventional fuel credits are not subject to subsequent recapture. By virtue of the various limitations and other factors described above, there can be no assurances that any particular amount of Section 29 Credit will be allowable and usable.

Competition

                  The Company may experience substantial competition from other alternative fuel technology companies, as well as companies that specialize in the disposal and recycling of waste products generated by steel, coal and coke production. Many of these companies have greater financial, technical, management and other resources than does the Company. The Company believes that key factors in its ability to compete will be the quality of its briquettes and their pricing compared to other sources of coal, coke and scrap iron. The Company anticipates that it will be able to compete favorably in these regards although there can be no assurance that it will do so successfully.

Employees

                  The Company currently employs approximately 28 persons full-time. Approximately 9 of such persons are in corporate administration, and 19 are in briquetting operations, including research, development and marketing. None of such employees are covered by a collective bargaining agreement. In connection with the establishment and operation of each briquetting plant, the Company will seek to hire between eight to ten persons, principally in operations.

                  The discontinuation of the limestone and construction business has resulted in a material decrease in the number of persons employed since November, 1995. Since that time, there has been a reduction of approximately 200 employees in the discontinued limestone and construction business due to layoffs and seasonal reductions.

Confidentiality Provisions

                  As part of its business, the Company typically enters into agreements concerning its projects which contain confidentiality provisions. The Company is, on occasion, required to disclose such agreements to the Securities

Exchange Commission as part of its ongoing reporting requirements under the Securities Exchange Act of 1934. Moreover, disclosure of such agreements may be required in connection with the Company's private placement of securities. Notably, some of the agreements do not contain the standard exceptions for the disclosure of information which is required to be disclosed under law. Accordingly, no assurances can be given that the Company has not inadvertently disclosed information regarding its various projects in violation of confidentiality covenants entered into by the Company.

Forward Looking Statements

                  Statements regarding the Company's expectations as to the financing, development and construction of facilities utilizing its Briquetting Technology, the receipt of licensing fees and certain other information presented in this report constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting the economy and the Company's industry generally, factors which could cause actual results to differ from expectations include the following:

          (i)    The commercial success of the Briquetting Technology.
         (ii) Procurement of necessary equipment to place facilities into operation.
        (iii) Securing of necessary sites and raw materials for facilities to be constructed and operated.
         (iv)    Timely construction and completion of facilities.
          (v) Ability to obtain needed additional capital on terms acceptable to the Company.
         (vi) Changes in governmental regulation or failure to comply with existing regulation could result in operational shutdowns of its facilities.
        (vii)    The continuance of the Section 29 Tax Credit.
       (viii) Ability to meet financial commitments under existing contractual arrangements.



ITEM 2.  PROPERTIES

                  The Company owns a 5,000 square-foot building in Lehi, Utah, which houses its executive offices. The building is mortgaged with a non-affiliated party pursuant to an adjustable rate mortgage with an original principal balance of $275,000 due in 2002. The mortgage is adjustable quarterly and the total monthly payment was $3,711 on the remaining $175,383 balance as of December 31, 1996. The mortgage, which was originally an obligation of IME, has been assumed by the Company as a result of the sale of IME. This assumption has not been approved by the lender and therefore may cause the lender to accelerate the note. The Company has taken no formal steps to obtain the consent of the lender, other than verbal discussions. In the event the lender accelerates the note, the Company believes that it will be able to refinance the building on comparable terms prior to any foreclosure action. However, there is no assurance that the Company will be able to obtain such financing in a timely manner, which would force the Company to relocate its executive offices.

                  In June 1996, the Company purchased an 8,000 square-foot site located in Price, Utah, on which the Company's prototype briquetting plant is located, for $150,000. Included in the purchase was a 1,400 square-foot office building which houses equipment.

                  In May 1995, the Company entered into a lease with Geneva Steel Company for a 9,000 square foot building in Vineyard, Utah as part of the Geneva Agreements described in "ITEM 1--BUSINESS--Business of Company--Geneva. The Company pays no cash rent on these facilities. The purpose of the lease is to allow the Company to apply the Briquetting Technology to Geneva's coke breeze and steel revert materials. Upon the execution of the Geneva Agreements, the lease with Geneva expired resulting in a tenancy-at-will between the parties.

                  As part of the acquisition of the Port Hodder facility, the Company entered into a land lease of approximately 15.45 acres with a non-affiliated party for the Alabama Plant for an annual rental of $1. See "ITEM 1--BUSINESS--Port Hodder." In June 1996, the Company entered into a land lease of approximately 12 acres in Price, Utah with a non-affiliated party at a monthly rental of $600.00. The lease term commenced on June 20, 1996 and expires on December 31, 2007.


ITEM 3.  LEGAL PROCEEDINGS

CoalPlex Litigation

                  On October 31, 1995, the Company as plaintiff filed a complaint in the United States District Court for the District of Utah, Central Division against CoalPlex International, Inc., a Nevada corporation ("CoalPlex") and Daniel J. Longworth (collectively, the "Defendants"). The suit alleged that the Defendants breached a nondisclosure agreement dated October 3, 1995 pursuant to which the Company had given the Defendants confidential information; that the Defendants intentionally interfered with the Company in its acquisition of the option on the Wellington, Utah property; that the Defendants had commercially disparaged the Company and that common law fraud was committed on the Company. The Company sought an injunction against the Defendants and damages of $1,000,000. The Company recently withdrew the suit without prejudice based upon assurances from CoalPlex that it would refrain from any further breaches of the non-disclosure agreement and from contacting the Company's customers, employees or contacts.

Farrell Larson Litigation

                  In May 1995 the Company's wholly owned subsidiary, Larson, filed a complaint in the Fourth Judicial District Court in and for the County of Utah, State of Utah against Farrell Larson, Larson's former president and director. In January, 1996 the complaint was amended to add the Company as a plaintiff. In addition Irene Larson, Gary Burningham d/b/a Burningham and Company, and Burningham Enterprises, Inc. were added as defendants. The plaintiffs alleged that the defendants misrepresented facts and made material omissions in connection with the sale of 50% of Larson to the Company in 1994. Furthermore, the plaintiffs alleged that the share purchase agreement was breached by defendant Farrell Larson and that state securities laws were violated. The complaint sought to enjoin Farrell Larson from harassing the Company and sought an order releasing all collateral held to secure plaintiff's performance including the 50% of Larson held in escrow as security for the note given by the Company in the purchase of Larson, and damages of not less than $325,000, treble damages in accordance with Utah securities laws, punitive damages of $1,000,000 and costs. In February 1996, Farrell Larson and Irene Larson filed counterclaims against the Company asserting breach of contract by the Company and Larson in respect to the agreements through which the Company purchased Farrell Larson's 50% interest in Larson; breach of the covenant of good faith and fair dealing with respect to the same contracts; interference with contractual and economic relations; defamation, which relates to alleged statements by the Company concerning the litigation, either just prior to or during the litigation; breach of fiduciary duty, alleging that the Company owed Farrell Larson a fiduciary duty with respect to the conduct of business of Larson; and violation of Larson's bylaws. In their counterclaim, Farrell Larson and Irene Larson ask for the forfeiture of the shares of Larson acquired by the Company, for management of Larson to be reinstated as directed by Farrell Larson, for reimbursement of all attorney fees and costs incurred by Farrell Larson, for an order allowing Farrell Larson to foreclose on collateral held under the Share Purchase Agreement with the Company, for final payment of $325,000 under other contracts between the Company and Farrell Larson, and other unspecified amounts of actual and punitive damages.

                  In connection with the facts at issue in the Company's action against Farrell Larson; in January 1996 Farrell Larson and his wife, Irene Larson, filed a new lawsuit in the Fourth Judicial District Court in and for Utah County, State of Utah against, among other defendants, Michael Midgley (the then Chief Financial Officer of the Company and then President and director of Larson), Mark Hardman (a Vice-President and director of Larson), and Kenneth M. Young (the Company's then Chairman of the Board and former President). This complaint included three causes of action: (i) interference with Larson's business relations, (ii) defamation, and (iii) breach of fiduciary duty. The factual basis for these claims for relief are substantially the same as the facts at issue in the Company's action against Farrell Larson. Accordingly, the Court consolidated these two cases at the Company's request so that all of the related issues will be resolved together. The Company believes that all acts alleged as basis for liability against Messrs. Midgley, Hardman and Young were performed by them in the course and scope of their employment for the Company and Larson.

                  As part of the sale of the Subsidiaries, the Company has agreed to fund all legal proceedings with Farrell Larson and indemnify the Buyers from any liability.

                  In September of 1996, the plaintiffs and defendants entered into a settlement agreement whereby: (i) Farrell Larson and Irene Larson (collectively, the "Larsons") released any claims on the amounts held in escrow securing the note given by the Company in purchase of Larson, (ii) the Larsons released all liens caused to be filed or recorded against the real property and personal property of the plaintiffs, (iii) Burningham was required to pay off or refinance its loans relating to two Beall trailers and remove Larson as a guarantor on such lease, (iv) the Larsons agreed to the Company's sale of Larson to any third party, (v) Burningham and Larson agreed not to purchase any stock of the Company and (vi) the parties agree to a dismissal of the suits with prejudice.

Notices of Violation--Utah Division of Air Quality

                  In April 1996, the Company and Nevada Electric Investment Company ("NEICO") received a Notice of Violation under Utah Administrative Code R 307-10-1 and R307-1-8 regarding asbestos in Carbon County, Utah occurring on January 11, 1996. In August 1996, the Company agreed to pay a negotiated settlement amount of $11,000 over the next two years to the Utah Division of Air Quality. The Company believes the asbestos problem has been corrected.

                  In August 1996, the Company received a Notice of Violation regarding numerous dust complaints received by the Utah Division of Air Quality regarding the Geneva Plant. The Company notified the Utah Division of Air Quality in September of 1996 regarding the corrective actions taken by the Company.

AGTC Brokerage Disagreement

                  See "ITEM 1--BUSINESS--AGTC Brokerage Disagreement."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Pursuant to a written consent of stockholders, the following matters were approved by stockholder consent on approximately January 22, 1996:

                  1. The sale of the Subsidiaries was approved by Stockholders owning 1,909,558 shares of common stock, or approximately 54.72% of the outstanding common stock on that date.

                  2. The amendment of the Company's 1995 Stock Option Plan (the "Option Plan") to increase the number of shares of common stock available under the plan from 450,000 shares to 1,200,000 shares was approved by Stockholders owning 1,909,558 shares of common stock, or approximately 54.72% of the outstanding common stock on that date.

                  3. The amendment of the Company's Certificate of Incorporation to provide for a 2 for 1 common stock split and to maintain the authorized common stock of the Company at 25,000,000 shares, $.001 par value, was approved by Stockholders owning 2,051,014 shares of common stock, or approximately 58.77% of the outstanding common stock on that date.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  The shares of common stock of the Company are listed for trading on the OTC Bulletin Board under the symbol "CVOL." The following table sets forth, for the periods presented, the high and low bid quotations for the common stock as reported by National Quotation Bureau, Inc. during the three most recent calendar years. The quotations do not reflect adjustments for retail markups, markdowns or commissions and may not necessarily represent actual transactions. Since the Company has several market makers, the bid prices among the different market makers will generally vary. Accordingly, the low bid price may represent a bid price substantially below the inside bid and be less representative of actual trades than the high bid price. The following prices may not be considered valid indications of market value due to the limited and sporadic trading in the shares of common stock.

                                         Low Bid               High Bid
                                         -------               --------
Calendar 1994
--------------
First Quarter                            $ 2.50                 $ 4.375
Second Quarter                           $ 1.875                $ 4.375
Third Quarter                            $ 1.875                $ 3.43
Fourth Quarter                           $ 1.875                $ 3.20

Calendar 1995
-------------
First Quarter                             $ 1.25                $ 3.75
Second Quarter                            $ 1.25                $ 3.875
Third Quarter                             $ 3.00                $ 7.50
Fourth Quarter                            $ 5.00                $21.25

Calendar 1996
-------------
First Quarter                             $18.00                $31.50
Second Quarter                            $ 9.50                $22.25
Third Quarter                             $ 6.50                $10.75
Fourth Quarter                            $ 7.50                $14.375

                  The Company implemented a two-for-one stock split effective January 23, 1996. The bid prices set forth above have been adjusted to reflect the effect of that stock split.

                  As of December 1, 1996, there are approximately 2,103 record holders of the Company's outstanding shares of common stock.

                  The Company has not paid dividends to date and does not intend to pay dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance the development and expansion of its business. Payment of dividends in the future will depend, among other things, upon the Company's ability to generate earnings, its need for capital and its overall financial condition.

Recent Sales of Unregistered Securities

                  The following sets forth all securities issued by the Company within the past fiscal year without registering the securities under the Securities Act. No underwriters were involved in any stock issuances nor were any commissions or similar fees paid in connection therewith.

                  The issuance of qualified options is required to be based on market value. Accordingly, the exercise price is set based on the market price of the Company's common stock, even though the options convert into restricted stock.

                  The Company believes that the following issuances of shares of common stock and debentures were exempt from the registration requirements of the Securities Act of 1993 pursuant to the exemption set forth in Section 4(2) thereof and the certificate for each of such security bears a restrict legend:

                  Commencing September of 1995 and ending January 1996 the Company issued 629,021 shares of common stock in exchange for $2,280,172 cash and 20,979 shares of common stock in exchange for $157,342.50 in services to fifty four purchasers. Each of the purchasers was an individual or institution whom the Company believed was an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933.

                  In November 1995 the Company issued 69,334 shares of common stock to Mr. George Browne in exchange for $260,000, received in fiscal year 1995. The Company also issued 50,000 shares of common stock to Mr. Alan Summerhaays in exchange for consulting services valued at $322,000, received in fiscal year 1995.

                  In December 1995, the Company issued 900,000 shares of common stock to 17 employees in connection with the exercise of options granted under the Option Plan. The aggregate exercise price, in excess of the par value of the stock issued, 450,000 of which were issued in October 1995 to officers, directors and employees, was paid by the 17 employees in the form of notes receivable of approximately $6,159,000. The Notes are due and payable by the employees on December 1, 2005, bear interest at 5.7% and are collateralized by the stock issued upon exercise of the options. The interest rate on the Notes reflects the cost to the Company to borrow money at the time the notes were issued.

                  In December 1995, the Company issued 2,000 shares of common stock to Mr. Anthony Pilotte in exchange for $4,000 and 3,000 shares to Mr. Mark Hardman in exchange for services rendered valued at $11,250.

                  In December 1995, the Company issued 25,000 shares of common stock to Mr. Clayton Timothy for $37,500 in cash and 10,000 shares of common stock to Mr. Ted Strong for $15,000, both pursuant to exercises of stock options.

                  In January 1996, the Company issued 10,000 shares of common stock to Mr. Maury Shefftel for consulting services valued at $72,500 and 250 shares of common stock to Mr. Michael Buhman in exchange for $500.

                  On January 1, 1996, the Company granted options to purchase 120,000 shares of Common Stock at a price of $1.50 per share to certain officers, employees and consultants. Of these options, 20,000 were exercised and 35,000 were canceled. At September 30, 1996, 65,000 of the options remain unexercised. On this same date, the Company granted options to purchase 124,000 shares of Common Stock at prices between $2.50 and $3.50 per share to certain consultants. These options remain unexercised at September 30, 1996.

                  In February 1996, the Company issued 227,115 shares of the Company's common stock to accredited investors in connection with the sale of units in a private placement transaction. A unit consists of five shares of restricted common stock and one Class A warrant with an exercise price of $25.00, one Class B warrant with an exercise price of $30.00 and one Class C warrant with an exercise price of $35.00. The Company approximately raised $3,244,000 through this private placement.

                  In March 1996, the Company issued 8,417 shares of common stock to Mr. Jay Rice for professional services valued at $120,363.

                  In April 1996, Mr. Ken Young purchased 7,000 shares of Common Stock for $100,100.

                  In April 1996, Mr. Sidney Borenstein, Mr.  Eric  Bashford  and
Mr. Robert Schneider purchased 8,126, 14,900 and 15,074 shares of common stock in exercise of warrants respectively for $12,189, $22,350 and $22,611, respectively. In connection with the purchase, the Company granted certain registration rights to the purchasers. In the event the purchased stock is not timely registered, the Company will be required to issue additional stock to the Purchasers. In addition, in the event that the market value of the stock is less than $21.00 per share at the time the stock is registered, the Company will be required to issue additional shares to the purchasers so that the purchaser may realize the equivalent of $21.00 per share.

                  In June 1996, the Company issued 750 and 1,000 shares, to Mr. Milton Young and Mr. Golden Murry, respectively, for professional service valued at $1,500 and $3,000, respectively.

                  On June 3, 1996, the Company granted options to purchase 100,000 shares and 40,000 shares of Common Stock for $1.50 per share to an Officer of the Company as part of compensation related to an employment agreement. At September 30, 1996, these options remain unexercised.

                  In July, August and September of 1996, Mr. Ray Weller, Mr. Joe Johnson, Ms. Lois Shapiro and Ribalta, Inc. purchased 32,115, 150,000, 14,900 and 43,750 shares of common stock for $459,250, $1,000,000, $22,350 and
$350,000, respectively. The Ribalta, Inc. shares were unissued at September 30,1996. Also the Shapiro share were the exercise of options.

                  On August 13, 1996, the Company granted 777,500 options to purchase shares of Common Stock to certain employees, officers and directors for $1.50 per share. Prior to September 30, 1996, 312,500 of these options were canceled. At September 30, 1996, 465,000 shares remain unexercised.

                  In September 1996, the Company issued 100,000 shares for a note receivable to George Ford for $1.00 per share pursuant to the exercise of an option. In addition, the Company issued 1,350 shares to Ted Harker at a price of $1.00 per share, 20,000 shares to Roger Huber at $2.50 per share and 30,000 shares to Maynard Moe at $2.50 per share. The stock issuances to Mr. Harker, Mr. Huber and Mr. Moe were pursuant to exercises of option, which exercise price was paid by a combination of cash and services.

                  In November 1996, the Company issued convertible subordinated debentures in the aggregate principal amount of $1,000,000. See "ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources."

                  In  December  1996,  the  Company  issued   the   Subordinated
Debenture    in   the    principal    amount    of    $1,100,000.    See   "ITEM
1--BUSINESS--Gallagher."

                  In January 1997, the Company issued the Senior Debenture in the principal amount of $588,683. See "ITEM 1--BUSINESS--Gallagher."

ITEM 6.  SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

                  The following table sets forth the Company's selected historical consolidated financial data as of and for the years ended December 31, 1992 and 1993; the nine months ended September 30, 1994 and the years ended September 30, 1995 and 1996. The selected consolidated financial data as of and for the years ended December 31, 1992 and 1993 are derived from the financial statements of the Company which have been audited by Jones, Jensen, Orton & Company. The selected consolidated financial data as of and for the nine months ended September 30, 1994 and as of and for the years ended September 30, 1995 and 1996 were derived from the financial statements of the Company which have been audited by Coopers & Lybrand, L.L.P. The information below should be read in conjunction with the Consolidated Financial Statements and notes thereto and appearing elsewhere in this document.

                            COVOL TECHNOLOGIES, INC.
            (FORMERLY ENVIRONMENTAL TECHNOLOGIES GROUP INTERNATIONAL)
                                AND SUBSIDIARIES



                                             Year Ended                Nine
                                            December 31,           Months Ended   Year Ended     Year Ended
                                                                  September 30,  September 30,  September 30,
                                   --------------------------------

                                               1992          1993          1994         1995          1996
                                   -------------------------------------------------------------------------

Statement of Operations Data:
   Revenues:
     License fees                           $     --     $      --      $     --   $  100,000   $   100,000
     Briquette sales                          12,447        12,688        19,867       29,310       195,165
                                   -------------------------------------------------------------------------

     Total revenues                           12,447        12,688        19,867      129,310       295,165

   Operating costs and expenses:
     Cost of coal briquettes                   8,314        22,977        32,386       37,165       859,574
     Research and development                319,907       393,300       387,128    1,265,072     1,044,192
     Selling, general and                    266,914       426,512       393,109    1,494,270     3,796,569
        administrative
     Compensation expense on                      --            --            --      703,527     4,772,959
        stock options
     Compensation expense on                      --            --            --      104,000            --
        stock warrants
     Compensation expense on                      --            --            --      148,446       100,360
        issuance of common stock
     Write off of purchased                       --            --            --      344,900            --
        technology and trade
        secrets
     Write-down of note receivable                --            --            --           --     2,699,575

     Minority interest in net                     --            --            --           --       (4,456)
     losses of consolidated
     subsidiaries
                                   -------------------------------------------------------------------------

     Total operating costs and               595,135       842,789       812,623    4,097,380    12,268,773
        expenses
                                   -------------------------------------------------------------------------

     Operating loss                        (582,688)     (830,101)     (792,756)  (3,968,070)  (12,973,608)

   Other income (expense):                        --            --            --        9,663       302,565
     Interest income
     Interest expense                        (2,091)      (30,870)      (21,158)    (113,137)      (94,706)
     Other income                                 --            --         3,200       35,169     (166,066)
                                   -------------------------------------------------------------------------

     Total other income (expense)            (2,091)      (30,870)      (17,958)     (68,305)        41,793
                                   -------------------------------------------------------------------------

   Loss from continuing operations         (584,779)     (860,971)     (810,714)  (4,036,375)  (12,931,815)
     before income tax benefit
     (provision)

   Income tax benefit (provision)                 --            --       313,100    (488,000)      (23,000)
                                   -------------------------------------------------------------------------

   Loss from continuing operations         (584,779)     (860,971)     (497,614)  (4,524,375)  (12,954,815)

                                                  Year Ended              Nine
                                                  December 31,        Months Ended    Year Ended     Year Ended
                                              -------------------     September 30,  September 30,  September 30,
                                               1992          1993          1994         1995            1996
                                            -----------------------------------------------------------------------
   Discontinued operations
   (Note 14):

     Income (loss) from                       10,050       145,965       609,354    (351,782)     (590,480)
     discontinued
        operations (less
        applicable income tax
        (provision) benefit of $0.
        $0. $0. $(297,800),
        $253,000, and $0,
        respectively)

     Loss on disposal of                          --            --            --    (777,394)     (291,025)
     discontinued
        operations (less
        applicable income tax
        benefit of $562,000 in
        1995 and $0 in 1996)
                                   -------------------------------------------------------------------------

     Income (loss) from                       10,050       145,965       609,354  (1,129,176)     (881,505)
     discontinued
        operations
                                   -------------------------------------------------------------------------

   Income (loss) before cumulative         (574,729)     (715,006)       111,740  (5,653,551)  (13,836,320)
     effect of change in
     accounting principle

   Cumulative effect of change in                 --            --        31,302           --            --
     accounting principle (less
     applicable income tax
     provision of $15,300 in 1994)
                                   -------------------------------------------------------------------------

   Net income (loss)                      ($574,729)    ($715,006)      $143,042 ($5,653,551) ($13,836,320)
                                   -------------------------------------------------------------------------

Net income (loss) per common share

   Loss per share from continuing            ($0.38)       ($0.36)       ($0.13)      ($1.00)       ($1.86)
     operations

   Income (loss) per share from                 0.01          0.06          0.16       (0.25)        (0.13)
     discontinued operations
                                   -------------------------------------------------------------------------

   Income (loss) per share before             (0.37)        (0.30)          0.03       (1.25)        (1.99)
     cumulative effect of change
     in accounting principle

                                   -------------------------------------------------------------------------
   Income per share of cumulative               0.00          0.00          0.01         0.00          0.00
     effect of change in
     accounting principle
                                   -------------------------------------------------------------------------

Net income (loss) per share                  ($0.37)       ($0.30)         $0.04      ($1.25)       ($1.99)
                                   -------------------------------------------------------------------------

Weighted average shares outstanding       1,525,258     2,417,568      3,789,996   4,524,056     6,941,424
                                   -------------------------------------------------------------------------


                                            December 31,                        September 30,
                                   -------------------------------------------------------------------------

                                           1992          1993          1994         1995          1996
                                   -------------------------------------------------------------------------

Balance Sheet Data:
   Working capital                        ($198,944)    ($423,570)    ($619,907)   ($480,420)  ($3,482,227)
   Net property and equipment                272,942       341,455       747,952    1,330,300    7,125,245
   Total assets                              725,596     2,129,885     4,852,637    2,659,977    8,772,072
   Long-term debt                             46,700       511,193       852,081      176,601      150,980
   Total Stockholders' equity                451,182     1,107,915     2,989,529    1,182,768     (233,364)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                  The following discussion and analysis should be read in conjunction with the information set forth under the caption entitled "ITEM 6.--SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA" and the financial statements and notes thereto for the Company included elsewhere herein.

Year Ended September 30, 1996 Compared to Year Ended September 30, 1995


                  The  information  set  forth  below  compares  the   Company's
operating results for fiscal year 1996 with its operating results for fiscal year 1995.

         Continuing Operations

                  Revenues. Revenues from the sales of briquettes increased to $195,165 for the year ended September 30, 1996 from $29,310 recognized for the year ended September 30, 1995. A substantial portion of the sale of briquettes is attributable to production from the Geneva Plant. Fees from the licensing of the Briquetting Technology were $100,000 for the year ended September 30, 1996, and for the year ended September 30, 1995.

                  Operating Costs and Expenses. The operating costs of producing briquettes increased to $859,574 for the year ended September 30, 1996 from $37,165 for the year ended September 30, 1995. The increase is reflective of the phase of development and operation the Company was in for fiscal year 1996 as compared to fiscal 1995. In 1996, the Company incurred substantial material and labor costs in implementing and improving the briquetting product and process, the costs for which were currently expensed rather than capitalized.

                  Research and development expenditures decreased $220,880 or 17.5% during the year ended September 30, 1996 from $1,265,072 for the year ended September 30, 1995. During the year ended September 30, 1996, the Company received a notice of allowance on one of the patent applications which it filed in 1993. The Company also continued the prosecution of two previously filed patent applications relating to the Briquetting Technology during fiscal year 1996.

                  Selling, general and administrative expenses increased $2,302,299 or 154% for the year ended September 30, 1996 from $1,494,270 for the year ended September 30, 1995. During this period the Company was increasing staff and other operating costs, in order to accommodate the licensing and implementation of the Briquetting Technology, including extensive activity in the development of the Utah Plant and Alabama Plant.

                  In fiscal year 1996, the Company recognized compensation expense on the issuance of stock options at below market price, compensation expense on the issuance of warrants at below market price, and compensation expense on the issuance of common stock for services in the total amount of $4,873,319, which represents an increase of $3,917,346 over the prior year expense of $955,973. The Company issued stock options at below market price to consultants who provided and will continue to provide services relating to the exploitation of Company technology, identification of users of such technology, finance of the Company and its projects, marketing, and general business strategy. The options vest over ten years. The Company has expensed the total value of such options (current stock value less strike price) in fiscal 1996 in the amount of $2,305,000. During fiscal 1996 and for the period through the date of filing of this document, the Company has undergone significant management changes. The increase in this expense reflects the acceleration of the expense for options held by prior management and other former employees as settlement in their termination in the amount of $832,500. As an enticement to a key executive, the Company granted 100,000 options valued at $1,163,000. This executive signed an employment contract with the Company through May 31, 1999. The balance of the expense related principally to the amortization of the value of stock options, based on the vesting of such options.

                  Also in fiscal year 1996, the Company recognized an expense in the form of a write-down of the Note received from the Buyers of the Subsidiaries in the amount of $2,699,575. Under generally accepted accounting principles, the Company is required to write down the carrying cost of the note to the ascertainable value of the collateral securing the note. There has been no events of default or past due payments occur on the note. See "ITEM
1--BUSINESS--The   Company."  See   iscussion   below   for         discontinued
operations.

                  Loss From Continuing Operations. For the year ended September 30, 1996, the Company had a loss from continuing operations of $(12,954,815) as compared to $(4,524,375) for the year ended September 30, 1995. The increased loss is primarily due to the compensation expense from the stock options, write down of Buyers' note from the sale of the Subsidiaries, and the expenses related to the initial production of briquettes discussed above.

         Discontinued Operations

                  For the year ended September 30, 1996 the discontinued operations had a net loss of $590,480 as compared to a net loss of $351,782 for the year ended September 30, 1995. The Company also recognized an additional net loss on the disposal of the discontinued operations in the amount of $291,025. The Company agreed to pay certain liabilities associated with the Subsidiaries as a condition of the sale. The actual amount of the liabilities was greater than originally estimated, resulting in an additional loss from discontinued operations in 1996. The Company is currently negotiating an increase in the notes receivable proportional to the additional liabilities actually paid.

Year Ended  September 30, 1995  Compared to the Nine Months Ended  September 30,
1994
                  As a result of the change in the Company's fiscal year, the comparisons of results of operations for the year ended September 30, 1995 reflect twelve months of activity as compared to nine months of activity for the period ended September 30, 1994.

         Continuing Operations

                  Revenues. Revenues from "Clean Coal" sales increased $9,443 or 48% for the year ended September 30, 1995 from the $19,867 recognized in the nine months ended September 30, 1994 primarily due to closing out of the "Clean Coal" inventory. Licensing revenues of $100,000 for the year ended September 30, 1995 represent cash received from Greystone Environmental Technology, Inc. for the initial payment on the purchase of their coke license. See Note 15 of the Financial Statements.

                  Operating Cost and Expenses.  During the year ended  September
30, 1995, the Company received a notice of allowance on the patent application which it filed in 1993. The Company also filed two additional patent applications relating to the Briquetting Technology during this time period and built and tested a reduction furnace and installed an electric arc furnace in Price, Utah, which was put into production to demonstrate the feasibility of the Briquetting Technology to produce iron from waste materials. During 1995, the Company also developed two new binders, which are more cost effective with better thermal stability than the binders acquired in 1991 and 1992. As a result of this activity, research and development expenditures increased $877,944 or 227% during the year ended September 30, 1995. As a result of these developments, the Company wrote off the purchased technology and trade secrets in the amount of $344,900.

                  Selling, general and administrative expenses increased $1,101,161 in 1995 from $393,109 for the nine months ended September 30, 1994. During this period the Company was increasing staff and other operating costs, in order to accommodate the licensing and exploitation of the Briquetting Technology, including starting up the Geneva plant.

                  In 1995, the Company recognized compensation expense on the issuance of stock options at below market price in the amount of $703,527, $104,000 as compensation expense on the issuance of warrants at below market price, and compensation expense on the issuance of common stock for services in the amount of $148,446.

                  Loss From Continuing Operations. For the year ended September 30, 1995, the Company had a loss from continuing operations of $(4,524,375) as compared to $(497,614) for the nine months ended September 30, 1994. The increased loss is primarily due to increased operating costs and expenses discussed above and the recognition of tax expense of $(488,000) in 1995 compared to a benefit of $313,100 in 1994. The expense in 1995 is due to the Company's inability to offset its net loss against discontinued operations taxable income, while the benefit in 1994 is due to the Company's ability to offset its net operating loss against discontinued operations income.

         Discontinued Operations

                  For the year ended September 30, 1995 the discontinued operations had a net loss of $351,782 as compared to net income of $609,354 in 1994. The Company also recognized a net loss on the disposal of the discontinued operations in the amount of $777,394 in 1995, which includes a reserve of $330,000 for operating losses during the disposal period, offset by a tax benefit of $562,000. The loss in 1995 is due to the increased focus on the Briquetting Technology and the Company's efforts to scale down the Subsidiaries activities until a buyer could be found.

Nine Months Ended  September  30, 1994  Compared to the Year Ended  December 31,
1993

                  As a result of the change in the Company's fiscal year the comparisons of results of operations for the nine months ended September 30, 1994 reflect nine months of activity as compared to twelve months of activity for the period ended December 31, 1993.

         Continuing Operations

                  Revenues. Total revenues of $19,867 for the nine months ended September 30, 1994 were generated by the sale of the Company's "Clean Coal" product as compared to $12,688 for the year ended December 31, 1993 primarily as a result of the Company's efforts to reduce its inventory.

                  Operating Costs and Expenses. During the nine months ended September 30, 1994 the Company was phasing out its "Clean Coal" product line, which resulted in a negative gross margin of $12,519 for the period as compared to a negative gross margin of $10,289 for the year ended December 31, 1993. The Company had determined during 1994 that the home heating market for "Clean Coal" was not going to produce the gross margins that had been anticipated and the
Company made the decision to pursue the industrial application of the Briquetting Technology.

                  Research and development expenditures decreased to $387,128 for the nine months ended September 30, 1994 from $393,300 for the year ended December 31, 1993, a decrease of $6,172 or 2%. Expenditures in 1994 were related to improvements made to the binding process and the Company's efforts to expand the application of the Briquetting Technology to steel making waste by-products. The Company also produced test run materials for several steel plants and filed one patent application during this period.

                  Selling, general and administrative expenses were $393,109 for the nine months ended September 30, 1994 compared to $426,512 for the year ended December 31, 1993, a decrease of $33,403 or 8%.

                  Loss From Continuing Operations. For the nine months ended September 30, 1994, the Company had a loss from continuing operations of $(497,614) before the cumulative effect of a change in accounting principle related to the Company's method of depreciating its property, plant and equipment, compared to a loss from continuing operations of $(860,971) for the year ended December 31, 1993. In 1994 the Company had a tax benefit from continuing operations of $313,100 (due to the use of net operating losses to offset income of the discontinued operations), while in 1993 no tax benefit was recognized.

         Discontinued Operations

                  Net income for the discontinued operations increased to $609,354 for the nine months ended September 30, 1994 from $145,965 for the previous period. It was during this period that CIC started two large construction contracts with a large mining company in Utah, which accounted for the increase.

Liquidity and Capital Resources

                  While the Company continued its commitment to research and development during fiscal 1996, the Company made significant progress toward the commercialization of its technology and movement from a development company to an operating company. The increase in cash used by the Company in operating activities from $237,023 in fiscal 1995 to $2,574,713 during 1996 was largely due to the increase in staff and the start up and operation of the Geneva Plant. The increase in staff was necessitated by the increased planning, marketing and development activities of the Company. The Company was able to fund this growth principally through the issuance of common stock.

                  The Company made a strategic decision to focus its efforts exclusively on commercializing the Briquetting Technology and to divest itself of its construction and limestone businesses. Accordingly in February, 1996, the Company entered into a share purchase agreement with Mike McEwan and Gerald Larson, former principals of the Subsidiaries, to sell all of the common stock of the Subsidiaries. The divestiture was substantially complete on September 28, 1996 resulting in an additional loss to the Company of $881,505 during fiscal year 1996. See "ITEM 1--BUSINESS--The Company."

                 During fiscal year 1996, the Company produced revert briquettes at the Geneva Plant for Geneva according to specifications supplied by Geneva. Revenues from the production of revert briquettes at the Geneva Plant amounted to $191,427. Although the Geneva Agreements expired in December 31, 1996, the Geneva facility has continued to produce briquettes for purchase by Geneva Steel.

                  The Company anticipates that cash flow from (i) operations, including fees for the operation of facilities owned by third parties, (ii licensing and royalty fees from new plants utilizing the Briquetting Technology, (iii) the sale of chemical binder to new plants utilizing the Briquetting Technology, (iv) sale of synthetic coal products, (v) fees from port operations and loading (vi) cash distributions from Utah Synfuel #1 and Alabama Synfuel #1 and (vii) payments on notes receivable will be used to fund working capital and other operating needs. See "ITEM 1--BUSINESS--Business Strategy." In September 1996, the Company entered into a letter of intent with an unregulated subsidiary of PacifiCorp to purchase the Alabama Plant from Alabama Synfuel #1 for a one time $500,000 licensing fee, a promissory note in the amount of $3,400,000 that will be payable out of the cash flow of the plant, and a per ton royalty fee. See "ITEM 1--BUSINESS--PacifiCorp." In November 1996, the Company entered into a letter of intent with Arthur J. Gallagher & Co., to purchase the Utah plant from Utah Synfuel #1 for $2,500,000 cash and a promissory note, a one time $500,000 licensing fee and a per ton royalty fee payable out of the cash flow of the Utah plant. See "ITEM 1--BUSINESS--Gallagher." The Company completed construction of the Utah plant in connection with Utah Synfuel #1, and commenced commercial operations in December, 1996, producing and selling more than 5,000 tons of coal briquettes prior to the end of calendar year 1996. However, the Company has not yet closed on the sale of such plants, and there can be no assurance that the Company will receive the anticipated cash payments from the sale of such plants. Moreover, most of the cash flow from the above sources will not occur until late 1997 and in subsequent years.

                  In May 1995, the Company secured financing in the form of an $825,000 master equipment lease funded by a commercial bank to equip its initial briquetting plant at Geneva's facilities. The Company has the option to purchase the equipment from the bank at the end of the lease term.

                  In December 1996, the Company entered into the 1996 Construction Agreements. In order to assure the agreements would be considered binding on the Company, the Company agreed to penalty clauses in the aggregate amount of $3,012,000 if they failed to build the facilities. See "Item 1--BUSINESS--Construction Agreements."

                  In December 1996, the Company entered into indemnity agreements with Lockwood which may result in a contingent liability of $4,500,000 on or after June 2, 1998. See "ITEM 1--BUSINESS-- Indemnification to Lockwood."

                  In  December  1996,  the  Company  entered  into  a  Debenture
Agreement and Security Agreement with AJG Financial Services, Inc. to borrow $4,000,000. In December 1996, $1,100,000 in convertible debentures was issued and funded with an additional $2,900,000 in credit available for future draw downs pursuant to Senior Debentures to be issued by the Company. On January 2, 1997, the Company drew down $588,683 of the available $2,900,000. See "ITEM 1 -- BUSINESS -- Gallagher." The balance of the $2.9 million loan will be used for working capital and for the construction and development of the coal agglomeration facilities.

                  In October 1996, as part of the PacifiCorp letter of intent, PacifiCorp agreed to a convertible loan from PacifiCorp to the Company in an amount up to $5,000,000. See "ITEM 1--BUSINESS-- PacifiCorp."

                  In November of 1996, the Company issued convertible subordinated debentures in the principal amounts of $300,000, $200,000 and $500,000 to Mr. Douglas M. Kinney, Mr. Gordon, L. Deane and the Douglas M. Kinney 1999 Retained Annuity Trust, respectively. The convertible subordinated debentures accrue interest at prime plus two percent (2%) with interest and principal payable in full on June 30, 1998. All or a portion of the unpaid principal due on the convertible subordinated debenture is convertible into Company common stock. Through a separate subscription agreement, the Company has granted piggy-back registration rights to the investors for Company common stock issued upon conversion of the convertible subordinated debentures. The Company has the right to prepay the principal of the convertible subordinated debentures. Finally, the investors have represented to the Company that they are "Accredited Investors" as defined under Rule 501 of the Securities Act of 1933, as amended.

                 The Company has had significant discussions with RAS Securities Corp. to act as placement agent on a "best efforts" offering of a minimum aggregate principal amount of $1,000,000 ($3,000,000 maximum) of 8% Convertible Subordinated Debentures of the Company to accredited investors. Such debentures would have an established floor and ceiling conversion price, and the shares issued upon conversion would be entitled to piggy-back and demand registration rights. No assurances can be given that RAS Securities Corp. will act as placement agent or that the minimum offering will be successfully placed. Such offering will be made only by means of a private offering memorandum and statements relating to such offering herein are neither offers to sell nor solicitations of offers to buy.

                 The Company believes that the resources desribed above will be adequate to meet its obligations in fiscal year 1997, notwithstanding its working capital deficit at September 30, 1996.

Impact of Recently Issued Accounting Standards

                  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Statement is effective for financial statements for fiscal years beginning after December 15, 1995. The impact of the Statement on the Company is not expected to be material.

                  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". This Statement defines a fair value method of accounting for an employee stock option or similar equity instrument and encourages adoption of that method. The Statement also requires that an employer's financial statements include certain disclosures about stock-based compensation arrangements regardless of the method used to account for them. The Statement is effective for financial statements for fiscal years that begin after December 15, 1995. The Company has determined that it will adopt the disclosure requirement of SFAS No. 123 and will continue to account for stock-based compensation as permitted under the provision of Accounting Principles Board Statement No. 25.

Impact of Inflation

                  During fiscal year 1996, cost increases to the Company were not materially impacted by inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The financial statements and supplementary financial data required by this Item 8 are set forth in Item 14 of this Form 10-K. All information which has been omitted is either inapplicable or not required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  On April 17, 1994, the Company's Board of Directors voted that the accounting firm then employed by the Company was to be dismissed.

                  There were no adverse opinions or disclaimers of opinion, nor were there any modifications as to uncertainty, audit scope, or accounting principles with the former accountant. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                  On October 17, 1994, the accounting firm of Coopers & Lybrand, L.L.P. was engaged to perform the annual audit as of September 30, 1994. Coopers & Lybrand, L.L.P. was also engaged to perform the annual audit for fiscal year ended September 30, 1995, and 1996.

                  There are no other changes in and disagreements on accounting and financial statement disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The directors and executive officers of the Company as of January 1, 1997 are as follows:

Name                          Age                        Position
---------------------    -------------     -----------------------------------

Brent M. Cook                 36           President and Chief Executive Officer
Russ Madsen                   50           Interim Chairman of the Board, Vice
                                            President-Operations and Director
Stanley M. Kimball            42           Chief Financial Officer, Treasurer
                                            and Director
Alan D. Ayers                 39           Chief Operating Officer and Director
George W. Ford                51           Vice President-Research and
                                            Development and Director
Steven Brown                  38           Vice President of Engineering and
                                            Construction and Director
Asael T. Sorensen, Jr.        42           Secretary and General Counsel
Richard Lambert               51           Vice President of Sales and Marketing
Raymond J. Weller             50           Director
DeLance Squire                77           Director
-----------------------

Brent M. Cook has served as President and Chief Executive Officer since October 1996, and Chief Financial Officer from June 1996 until December 1996. Mr. Cook is a Certified Public Accountant. Prior to joining the Company, Mr. Cook was Director of Strategic Accounts-Utah Operations, for PacifiCorp, Inc. ("PacifiCorp"). His responsibilities included the management of revenues of approximately $128 million per year, and seeking out and evaluating strategic growth opportunities for PacifiCorp, including joint ventures and other transactions. Mr. Cook spent more than 12 years with PacifiCorp. PacifiCorp is not affiliated with the Company.

Russ  Madsen  has  served  as  Interim  Chairman  since  November  1996 and Vice
President of Operations and a Director of the Company since August 1992. Mr. Madsen is responsible for the Company's prototype briquetting plant in Price, Utah. Between 1981 and 1992, Mr. Madsen was employed as an accounting manager by Coastal States Energy, a subsidiary of Coastal Corporation. From 1984 to 1991, Mr. Madsen also was a Vice President and Director of Specialized Mining Services, Inc., a mine support service company from whom the Briquetting Technology was acquired. Mr. Madsen graduated from Utah State University with a B.S. degree in Agricultural Economics and a minor in Business Management.

Stanley M. Kimball has served as Chief Financial Officer, Treasurer and Director since January 1, 1997. Prior to joining the Company, Mr. Kimball was employed by Huntsman Corporation ("HC"). From 1989 to early 1995, Mr. Kimball served as the Director of Tax for Huntsman Chemical Corporation ("HCC"). In May 1995, Mr. Kimball was appointed as an officer of HCC, serving as Vice President, Tax. In July 1995, Mr. Kimball was appointed as Vice President, Administration for HC. In this position, he had numerous responsibilities, both for HC and for Mr. Jon
M. Huntsman personally, which included financial accounting, tax and estate planning, and cash and investment management. In this position, Mr. Kimball also served as Mr. Huntsman's Chief of Staff. In 1980, Mr. Kimball received a Masters of Accountancy, with emphasis in taxation, from Brigham Young University and is a Certified Public Accountant. Between 1980 and 1989, he was employed by Arthur Andersen & Co., and was serving as a Senior Tax Manager prior to his employment with HCC.

Alan D. Ayers has served as Chief Operating Officer and Director since June 1996. Mr. Ayers joined the Company in August of 1995 as manager of the Company's investor relations department. From 1993 to 1995, Mr. Ayers was the General Manager for Taylor Maid Beauty Supply, responsible for the operations of the regional supply company. From 1987 to 1993, he was Director of Operations for Knighton Optical, Inc. Mr. Ayers received his M.B.A. from the University of Utah.

George W. Ford has served as Vice President of Research and Development and a Director of the Company since August 1993. From 1982 to 1993, Mr. Ford was employed at Ballard Medical Products, Inc. in research and development, principally in the biomedical field. He holds 17 national and international patents covering a wide variety of technologies. Mr. Ford has functioned as an independent consultant working on projects in computer programming, medical product device design and process polymer chemistry design for the energy industry. Mr. Ford is a member of the American Association for the Advancement of Science, and the Iron and Steel Society.

Steven Brown has served as Vice President of Engineering and Construction of the Company since February 1995. He was elected to the Board of Directors in September of 1995. Mr. Brown was responsible for the management of the construction companies and the limestone quarry. He is currently responsible for the design and construction of the Company's production facilities. From 1993 to 1995, Mr. Brown was President of Construction Management Service, Inc. Mr. Brown is a licensed professional engineer and a licensed general contractor. Mr. Brown obtained a B.S. degree in Civil Engineering and a Master of Business Administration from Brigham Young University.

Asael T. Sorensen, Jr. joined the Company as its General Counsel in September 1995. From 1982 to 1995, Mr. Sorensen practiced law primarily in the area of contract negotiations and administration. Since 1987, Mr. Sorensen has been a consultant with the American Management Association, a business seminar and consulting non-profit organization headquartered in New York. Mr. Sorensen graduated from Brigham Young University with a joint Juris Doctor and Masters of Business Administration. He is admitted to practice law in the State of Utah.

Raymond J. Weller has served as a director of the Company since July 1991. Since 1991, Mr. Weller has been Vice President of HMO Benefits of Utah, a Utah based insurance brokerage firm. From 1985 to 1991, Mr. Weller was an agent with the insurance brokerage of Galbraith, Benson, and McKay.

DeLance Squire has served as a director of the Company since December 13, 1996. Mr. Squire was the founder of Squire & Co., Orem, Utah and retired in 1986. Since 1986, Mr. Squire has been the Executive Director for the Commission for Economic Development, Orem, UT. In addition, Mr. Squire is a member of the Impact Fees Committee and the Strategic Plan Committee to the City of Orem. He also serves as a member of the board of trustees for Mountain View Hospital, Payson, UT. Mr. Squire received his B.S. degree in Accounting from Brigham Young University in 1947 and became a Certified Public Accountant in 1950.

                  The Company's executive officers are elected annually by the Board of Directors and serve at the discretion of the Board. The Company's directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Officers serve at the will of the Board of Directors.

                  Pursuant to an amendment to the Bylaws of the Company adopted on January 31, 1996, the Board of Directors will be divided into three classes after the first annual meeting of stockholders (scheduled to be held in 1997).

The three classes will be as nearly equal in number as possible with the term of the office of directors of the first class, second class and third class to expire at the first, second and third annual meeting of stockholders after their election, respectively. At each annual meeting following such classification and division of the members of the Board of Directors, a number of directors equal to the number of directorships in the class whose term expires at the time of such meeting shall be elected to hold office until the third succeeding annual meeting of stockholders of the Company. The salaried employees of the Company serving as directors are not compensated as directors. The Board of Directors has granted stock options to directors of the Company not otherwise employed by the Company. Such directors also receive reimbursement of out-of-pocket expenses.

Compliance with Section 16(a) of the Exchange Act

                  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers. Officers, directors and greater than ten-percent shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company since it became subject to the Securities Exchange Act of 1934 to December 31, 1996, year-end reports furnished to the Company after December 31, 1996 and representations by current officers and directors that no other reports were required, the Company has determined that during the 1996 fiscal year all applicable 16(a) filing requirements for the current officers and directors were met; provided, however, that the Company has been unable to reconcile year-end balances for certain officers and directors.


ITEM 11. EXECUTIVE COMPENSATION

                  The following sets forth the compensation paid by the Company for services rendered by Kenneth M. Young, the Company's Chairman of the Board and Chief Executive Officer during the nine-month fiscal period ended September 30, 1994, the fiscal years ended September 30, 1995 and September 30, 1996 and to each of the other executive officer whose compensation exceeded $100,000 during the most recently completed fiscal year.


                                             Summary Compensation Table


Annual Compensation                                                      Long-Term Compensation
-----------------------                                                  ----------------------
                                                           Other         Restricted                   All Other
Name and                         Salary     Bonus ($)      Annual        Stock         Stock          Compensation
Principal Position      Year     ($)                       Compensation  Awards ($)    Options (#)    ($)
                                                           ($)
======================= -------- ---------- -------------- ------------- ------------- -------------- ==============
Kenneth M. Young(1)     1996     $88,700    -              - (1)         -             -  84,500(2)   -
======================= -------- ---------- -------------- ------------- ------------- -------------- ==============
CEO and Chairman of     1995     $70,000       $36,812     - (2)         -             - 306,250(3)   -
the Board
======================= -------- ---------- -------------- ------------- ------------- -------------- ==============
                        1994(4)  $60,000    -              -             -             -              -
======================= ======== ========== ============== ============= ============= ============== ==============
Brent M. Cook (5)       1996     $23,335    $   60,000      $1,163,000(6)                 40,000(6)
Executive Vice
President and CFO

(1) Mr. Young resigned as Chairman of the Board effective November 12, 1996. This action has resulted in further compensation being owed to Mr. Young and payable over fiscal year 1997 pursuant to the terms of a settlement agreement. See "ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

(2) Includes (A) an option to acquire 34,500 shares of common stock at $8.38 ($16.76 presplit) per share, granted on October 17, 1995, of which all were exercised on October 17, 1995 at a market price equal to exercise price and
     (B) an option to acquire 62,500 shares of common stock at $1.50 per share, granted on August 13, 1996, of which 12,500 were canceled pursuant to a settlement agreement between Mr. Young and the Company. See "ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

(3) Includes an option to acquire 250,000 shares of common stock at $1.50 per share and an option to acquire 56,250 shares of common stock at $5.315 per share under the Company's 1995 Stock Option Plan.

(4)  Represents nine-month period ended September 30, 1994.

(5) Mr. Cook entered into an employment agreement dated June 1, 1996 to act as Executive Vice President and Chief Financial Officer. Mr. Cook was appointed as President and Chief Executive Officer in October of 1996.

(6) Upon the execution of his Employment Agreement with the Company, Mr. Cook received immediately exercisable options to acquire 100,000 shares of the Company's common stock at a price of $1.50 per share. This amount represents $1,163,000 of the compensation recorded by the Company as a result of the option grant to Mr. Cook. Mr. Cook also received an option to acquire 40,000 shares of the Company's common stock at a price of $1.50 per share, which vests over 10 years.


                  Other than the Company's 1995 Stock Option Plan, there are no retirement, pension, or profit sharing plans for the benefit of the Company's officers, directors and employees. The Company does provide health insurance coverage for its employees. The Board of Directors may recommend and adopt additional programs in the future for the benefit of officers, directors and employees.

                  Information concerning grants of options to the named executive officer is reflected in the table below. The amounts shown for the named executive officer as potential realizable values are based on arbitrarily assumed annualized rates of stock price appreciation of zero percent, five percent and ten percent over the full term of the options. These potential realizable values are based solely on arbitrarily assumed rates of price appreciation required by applicable SEC regulations. Actual gains, if any, on option exercises and common stockholdings are dependent on the future performance of the Company and overall stock market conditions. There can be no assurance that the potential realizable values shown in this table will be achieved.



                                 Option Grants in Fiscal Year 1996
====================================================================================================================

                                                                                 Potential Realizable Value at
                                                                                 Assumed Annual Rates of Stock
                                                                                 Price Appreciation
Individual Grants                                                                for Option Term
========================                                                         ----------------------------
                                      % of Total
                                        Options
                         Options        Granted
Name                     Granted     to Employees    Exercise   Market Price       Expiration Date   (0%) ($)   (5%) ($)  ( 10%) ($)
                         (#)        in Fiscal Year   Price        on Date
                                         1996                     of Grant
======================== ---------- ---------------- ---------  --------------    ----------------- ----------- ---------- --------
Kenneth M. Young(1)      34,500          2.1%        $8.38         $16.75       October 16, 2005  $  288,765  $  470,585  $  749,532
                         ---------- ---------------- ---------  --------------  ----------------- ----------- ---------- -----------
                         50,000          3.1%        $1.50         $10.25       August 12, 2006   $   43,750  $   48,467  $   55,703
======================== ========== ================ ========= ===============  ================= =========== ========== ===========
Brent M. Cook            100,000         6.2%        $1.50         $13.125        June 1, 2006    $1,162,500  $1,256,834  $1,401,561
                          40,000         2.5%        $1.50         $13.125        June 1, 2007    $  465,000     507,020     576,187
====================================================================================================================================

(1) Includes (A) an option to acquire 34,500 shares of common stock at $8.38 ($16.76 presplit) per share, granted on October 17, 1995, of which all were exercised on October 17, 1995 at a market price equal to exercise price and (B) an option to acquire 62,500 shares of common stock at $1.50 per share, granted on August 13, 1996, of which 12,500 were canceled pursuant to a settlement agreement between Mr. Young and the Company. See "ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

Aggregated Option Exercises and Year-End Option Values in 1996

                  The following table summarizes for the named executive officer of the Company the number of stock options, if any, exercised during Fiscal Year 1996, the aggregate dollar value realized upon exercise, the total number of unexercised options held at September 30, 1996 and the aggregate dollar value of in-the-money unexercised options held at September 30, 1996. Value realized upon exercise is the difference between the fair market value of the underlying stock on the exercise date and the exercise price of the option. The value of unexercised, in-the-money options at September 30, 1996 is the difference between its exercise price and the fair market value of the underlying stock on September 30, 1996 which was $8.00 per share based on the closing bid price of the common stock on September 30, 1996. The underlying options have not been and, may never be exercised; and actual gains, if any, on exercise will depend on the value of the common stock on the actual date of exercise. There can be no assurance that these values will be realized.


                 Aggregated Option Exercises in Fiscal Year 1996
                           and Year-End Option Values

====================================================================================================================
                                                                         Number of             Value of Unexercised
                                                               Unexercised Options             In-the-Money Options
                                                                     at 9/30/96(#)                    at 9/30/96($)
--------------------------------------------------------------------------------------------------------------------
                      Shares Acquired   Value
Name                  on Exercise(#)    Realized($)     Exercisable  Unexercisable  Exercisable   Unexercisable
===================== ----------------- --------------- ------------ -------------- ------------- ==================
Kenneth M. Young      34,500            $-0-(1)         -0-          100,000(2)     $ -0-         $ 650,000
===================== ================= =============== ============ ============== ============= ==================
Brent M. Cook         -0-               $-0-            100,000       40,000        $ 650,000     $ 260,000
====================================================================================================================

(1) The option to acquire 34,500 shares of common stock at $8.38 ($16.76 presplit) per share was granted and exercised on October 17, 1995 at a market price equal to the exercise price.

(2) In accordance with Mr. Young's settlement agreement, options to acquire 100,000 shares of common stock became fully vested on January 1, 1997. See "ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

Long-Term Incentive Plan Awards in Fiscal Year 1996

         The Company has no "long-term incentive plan".

Future Benefits of Pension Plan Disclosure in Fiscal Year 1996

         The Company has no such benefit plans.

Employment Agreements

                  Kenneth  Young.   The  Company   entered  into  an  employment
agreement dated as of January 1, 1992, with Kenneth M. Young. The employment agreement provides for an annual base salary of $72,000. An annual bonus may be paid as determined by the Company's Board of Directors. Mr. Young is entitled to all other fringe benefits provided to other similar employees of the Company. The agreement is terminable at will at anytime by either party. Upon termination of the employment agreement, Mr. Young is subject to a 48-month covenant not to compete, during which time Mr. Young has agreed not to compete with the Company. The Company has agreed to pay Mr. Young a payment equal to 80% of his annual compensation (exclusive of bonus and benefits) within 30 days after the termination of his employment in exchange for his covenant not to compete. Effective November 12, 1996, Kenneth Young resigned as Chairman of the Board and Chief Executive Officer of the Company. The Company and Kenneth Young have entered into a settlement agreement. See "ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

                  Brent M. Cook. The Company entered into an employment agreement dated June 1, 1996, with Brent M. Cook to act as Executive Vice President and Chief Financial Officer. Mr. Cook was appointed as President and Chief Executive Officer in October of 1996. The employment agreement provides for an annual base salary of $80,000. An annual bonus may be paid as determined by the Company's Board of Directors. Mr. Cook is entitled to all other fringe benefits provided to other similar employees of the Company. The term of the employment agreement commenced on June 1, 1996 and will terminate on May 31, 1999. If Mr. Cook does not continue in the employ of the Company after termination of the agreement (whether or not Mr. Cook is offered employment by the Company) the Company shall pay Mr. Cook the sum of one year's annual wages no later than July 1, 1999. Effective June 1, 1997, Mr. Cook's annual salary shall increase to $100,000 in accordance with the employment agreement.

Director Compensation

                  The salaried employees of the Company serving as directors are not compensated as directors. The Board of Directors has granted stock options to directors of the Company not otherwise employed by the Company. Such directors also receive reimbursement of out-of-pocket expenses.

Officer Compensation

                  In September 1995, the Company's Board of Directors approved a new compensation structure for management. The structure was to become effective on October 1, 1995 but has been deferred until such time as the board determines the Company's cash flow is sufficient to support the new compensation structure. The Company no longer intends to implement that structure. The Company's Board of Directors is currently considering other compensation structures.


Stock Option Plans

                  1995 Stock Option Plan. Under the Company's 1995 Stock Option Plan, as amended (the "Option Plan"), 2,400,000 shares of common stock are reserved for issuance upon the exercise of stock options. The Option Plan is designed to serve as an incentive for retaining qualified and competent employees, directors and consultants. As of September 30, 1996, options to purchase an aggregate of approximately 900,000 shares of Common Stock were issued under the Option Plan, all of which have been exercised.

                  A committee of the Company's Board of Directors, or in its absence, the Board (the "Committee") administers and interprets the Option Plan and is authorized to grant options and other awards thereunder to all eligible employees of the Company, including officers and directors (whether or not employees) of the Company. The Option Plan provides for the granting of both
"incentive stock options" (as defined in Section 422 of the Code) and non-statutory stock options. Options can be granted under the Option Plan on such terms and at such prices as determined by the Committee, except for the per share exercise price of incentive stock options which will not be less than the fair market value of the common stock on the date of grant and, in the case of an incentive stock option granted to a 10% stockholder, the per share exercise price will not be less than 110% of such fair market value. The aggregate fair market value of the shares of common stock covered by incentive stock options granted under the Option Plan that become exercisable by a grantee for the first time in any calendar year is subject to a $100,000 limit.

                  Options granted under the Option Plan will be exercisable after the period or periods specified in the option agreement. Options granted under the Option Plan are not exercisable after the expiration of ten years from the date of grant and are not transferable other than by will or by the laws of descent and distribution.

                  Other Options. In general the Company issues restricted stock at 65% of market in transactions with third parties that involve no consideration other than the cash received. The non-qualified options described below were issued within this general guideline with exercise prices based on market value at the time the options were issued.

                  The following table sets forth information with respect to options granted to the Company's executive officers and directors during the last fiscal year.

        Name                   Number of                  Exercise
                                Options                      Price
---------------------    ------------------           --------------------

Kenneth M. Young (1)             34,500                         $ 8.38
                                 25,000                         $ 1.50
Brent M. Cook                   140,000                         $ 1.50

Kirby Cochran(1)                 34,500                         $ 8.38

Russ Madsen                      30,000                         $ 8.38
                                 25,000                         $ 1.50
Michael Midgley (1)              30,000                         $ 8.38
                                 25,000                         $ 1.50

Alan Ayers                       30,000                         $ 8.38
                                 10,000                         $ 1.50
                                100,000                         $ 1.50
Steve Brown                      28,200                         $ 8.38
                                100,000                         $ 1.50
George W. Ford                   28,200                         $ 8.38
                                 25,000                         $ 1.50
Michael Bodon(1)                 28,200                         $ 8.38

Asael T. Sorensen, Jr.           28,200                         $ 8.38
                                100,000                         $ 1.50
Richard Lambert                  28,200                         $ 8.38
                                 20,000                         $ 1.50
Lloyd C. McEwan(1)               30,000                         $ 8.38
Raymond Weller                   30,000                         $ 8.38
                                 25,000                         $ 1.50
--------------

         (1)      No longer with the Company.
         (2)      Mr. Bodon is a cousin of the spouse of Mr. Young.


                  Recipients of these options may exercise them at any time. Shares related to exercised options are held in escrow and are made available as the options vest. The options vest at different times based upon the terms offered with some options vesting immediately and others over terms of up to 10 years. (In the event that an executive officer or employee terminates employment with the Company, or a director ceases to be a director, prior to the specified vesting period, the Company will cancel any of the shares in which the recipient has not vested) When options are issued with terms considered compensatory, the compensation expense related to these options is being amortized to expense over the specified vesting period.

Board Meetings

                  The Board held a total of nine (9) regular meetings during fiscal year 1996 and no special meetings during fiscal year 1996. All directors attended over 75% of the aggregate number of the regular meetings of the Board.

Committees Of The Board

                  The Board of Directors has not established an Audit Committee or a Compensation Committee.


Report of the Board of Directors on Executive Compensation

The Company does not have a Compensation Committee of the Board of Directors. The Board of Directors is responsible for establishing and administering the compensation policies applicable to the Company's officers and key personnel, including the named executives. Due to past cash flow concerns of the Company, the Board of Directors has not implemented changes in the Company's compensation structure which were previously approved by the Board of Directors. Future compensation polices will be dependent on the Company's cash flow.

There is no specific relationship of corporate performance to executive compensation regarding the Chief Executive Officer's compensation. However, due to prior cash flow concerns, the Chief Executive Officer has received stock based compensation as a significant component of his compensation. The Company will likely continue to use stock based compensation to more closely align the interests of the Chief Executive Officer with the interests of the stockholders.

Comparisons  of base  salaries  to the  market  should  take  into  account  the development  the  Company  has  experienced  in the  past  year,  including  the contractual arrangements entered into by the Company for the building of facilities and the licensing of the Briquetting Technology. Measurements of corporate responsibility may, therefore, be less accessible to obvious conclusions for comparison to executive compensation.

The Board of Directors continues to strive to ensure that the Company's compensation plan attracts, retains and rewards both staff and management personnel while continuing to operate in the best interests of the shareholders.

The Board of Directors

Stockholder Return Performance Graph

Federal regulation requires the inclusion of a line graph comparing cumulative total shareholder return on Common Stock with the cumulative total return of (1) NASDAQ Combined Index and (2) a published industry or line-of-business index. The performance comparison appears below.

The Board of Directors recognize that the market price of stock is influenced by many factors, only one of which is Company performance. The stock price performance shown on the graph is not necessarily indicative of future price performance.

                               Comparison of Cumulative Total Return
                          Total Returns Assume Reinvestment of Dividends
{Graphic]

Total Return Analysis                           9/30/94    9/30/95      9/30/96

Covol Technologies, Inc.                          $100       $230         $265
S&P Energy Composite                              $100       $120         $150
Nasdaq Composite (US)                             $100       $137         $161

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The following table sets forth certain information as of December 1, 1996, regarding the beneficial ownership of all of the Company's outstanding common stock, par value $.001 per share (the "common stock"), including such ownership by (i) each of the stockholders of the Company who owns more than 5% of the outstanding shares of common stock, (ii) each director of the Company, and (iii) all directors and executive officers of the Company as a group. As of December 1, 1996, there were 8,895,542 shares of common stock outstanding. As of that date, there were outstanding options to acquire an additional 1,366,500 shares of common stock from the Company, of which 612,750 were vested.

   Name and Address of     Amount and Nature of Beneficial
   Beneficial Owner (1)              Ownership (2)             Percent of Class
  --------------------               -------------             ----------------
Kenneth M. Young*                    332,328(3)                     3.50%
Brent M. Cook                        100,000(12)                    1.05
Kirby Cochran*                        23,045(4)                     0.24
Russ Madsen                          518,151(5)                     5.50
Michael Midgley*                     158,500(7)                     1.67
Alan Ayers                            43,500(13)                    0.46
Steven Brown                         144,400(8)                     1.52
George W. Ford                       181,696(6)                     1.91
Michael Bodon*                       181,650(15)                    1.91
Asael T. Sorensen, Jr.                74,608(11)                    0.78
Richard Lambert                       55,134(14)                    0.57
Lloyd C. McEwan*                     239,284(9)                     2.51
Raymond J. Weller                    231,900(10)                    2.44
All directors and executive
 officers as a group               2,324,196                       24.50%
(thirteen persons)
------------------
* no longer affliated with the Company

(1) The address of each person named in the table is c/o the Company, 3280 North Frontage Road, Lehi, Utah 84043.

(2) The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from the Record Date upon the exercise of options. The record ownership of each beneficial owner is determined by assuming that options that are held by such person and that are exercisable within sixty (60) days from the Record Date have been exercised. The total outstanding shares used to calculate each beneficial owner's percentage includes such options.

(3) Consists of 1,150 shares owned by Mr. Young's spouse, 120,050 shares owned jointly by Mr. Young and his spouse, 111,123 shares owned by Mr. Young and options to purchase 100,000 shares held by Mr. Young, which are currently exercisable pursuant to a settlement agreement entered into by Mr. Young and the Company in November 1996.

(4) Consists of 23,045 shares owned by Mr. Cochran. Mr. Cochran held options to purchase 100,000 shares and 500,000 shares, both of which were forfeited in 1996.

(5) Consists of 321 shares owned by Mr. Madsen's spouse, 14,789 shares owned by Mr. Madsen and his spouse, 363,334 shares owned by Mr. Madsen, 139,698 shares owned by Mr. Madsen in a personal securities account, and options to purchase 17,500 shares held by Mr. Madsen which are currently exercisable.

(6) Consists of 176,696 shares owned by Mr. Ford and options to purchase 5,000 shares held by Mr. Ford which are currently exercisable.

(7) Consists of 83,500 shares owned by Mr. Midgley and options to purchase 75,000 shares held by Mr. Midgley which are exercisable on January 1, 1997 pursuant to a settlement agreement entered into by Mr. Midgley and the Company in November 1996.

(8) Consists of 131,900 shares owned by Mr. Brown and options to purchase 12,500 shares held by Mr. Brown which are currently exercisable.

(9) Consists of 235,784 shares owned by Mr. McEwan and options to purchase 3,500 shares held by Mr. McEwan which are currently exercisable.

(10) Consists of 229,400 shares owned by Mr. Weller and options to purchase 2,500 shares held by Mr. Weller which are currently exercisable.

(11) Consists of 44,500 shares owned by Mr. Sorensen, 8,721 shares owned by Mr. Sorensen and his child in trust, 1,000 shares owned by Mr. Sorensen and his spouse, 7,887 shares owned by the Sorensen family trust and options to purchase 12,500 shares held by Mr. Sorensen which are currently exercisable.

(12) Consists of options to purchase 100,000 shares.

(13) Consists of 30,000 shares owned by Mr. Ayers, 1,700 shares owned by Mr. Ayers' individual retirement account, 800 shares owned by Mr. Ayers' spouse and options to purchase 11,000 shares held by Mr. Ayers which are currently exercisable.

(14) Consists of 49,584 shares owned by Mr. Lambert, 50 shares owned by Mr. Lambert's spouse and options to purchase 4,500 shares held by Mr. Lambert which are currently exercisable.

(15) Consists of 179,150 shares owned by Mr. Bodon and options to purchase 2,500 held by Mr. Bodon which are currently exercisable.

Changes in Control.

                  The Company knows of no arrangement, including the pledge by any person of securities of the Company, which may at a subsequent date result in change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                   The Company entered into an employment agreement dated June 1, 1996, with Brent M. Cook to act as Executive Vice President and Chief
Financial Officer. Mr. Cook was appointed as President and Chief Executive Officer in October of 1996. The employment agreement provides for an annual base salary of $80,000. An annual bonus may be paid as determined by the Company's Board of Directors. Mr. Cook is entitled to all other fringe benefits provided to other similar employees of the Company. The term of the employment agreement commenced on June 1, 1996 and will terminate on May 31, 1999. If Mr. Cook does not continue in the employ of the Company after termination of the agreement (whether or not Mr. Cook is offered employment by the Company) the Company shall pay Mr. Cook the sum of one year's annual wages no later than July 1, 1999. Effective June 1, 1997, Mr.Cook's annual salary shall increase to $100,000 in accordance with the employment agreement.

                  In June of 1996, the Company formed Utah Synfuel #1, Ltd. and Alabama Synfuel #1, Ltd., each a Delaware limited partnership, for the purpose of facilitating the financing and construction of the Utah Plant and the Alabama Plant, respectively. See "ITEM 1--BUSINESS--Business of the Company--Limited Partnerships" and "--Business Strategy--Coal Briquettes." The Company is expected to enter into various agreements and contracts with Utah Synfuel #1, Ltd. and Alabama Synfuel #1, Ltd. which may not be structured on an arm's-length basis.

                  In an effort to obtain capital for the construction of the Utah Plant and the Alabama Plant, the Company borrowed $700,000 from Key Bank of Utah ("Key Bank"). The loan accrues interest at Key Bank's prime rate plus 2% per annum and was to be paid in full in October 1996. In November 1996 the Company paid accrued interest plus principal of $100,000. The Company and Key Bank have agreed to rollover the remaining $600,000 principal balance of the loan for another 90 days, until January 29, 1997. As a condition to making the loan, Key Bank required that certain officers, directors and employees of the Company also sign as guarantors of the note evidencing the loan (the "Key Bank Note"). To induce such officers, directors and employees to sign the Key Bank Note, the Company further loaned $100,000 each to Mr. Russ Madsen, Mr. Dean Young, Mr. Kenneth Young, Mr. Alan Ayers, Mr. Asael T. Sorensen, Jr., Mr. Steve Brown and Mr. Michael Midgley (the "Individuals"). The loan to the Individuals is on the same terms as the loan from Key Bank. The proceeds of the loan from the Company to the Individuals, along with other money of the Individuals aggregating $1,850,000, were invested in partnership interests in Utah Synfuel #1 and Alabama Synfuel #1. Mr. Russ Madsen invested $50,000 of the loan in Alabama Synfuel #1 and $50,000 of the loan in Utah Synfuel #1. The remaining Individuals invested the full amount of their respective loans in Utah Synfuel #1. The Company has not received any payments from the Individuals.

                  In November of 1996, the Company entered into a settlement agreement with Kenneth M. Young. Pursuant to the settlement agreement, the Company agreed: (i) to pay Mr. Young $4,000 twice a month through December 31, 1996, (ii) to pay $25,030 in deferred compensation over 24 semi-monthly installments of $1,042 beginning January 1, 1997, (iii) to pay for Mr. Young's medical insurance until December 31, 1997, (iv) to pay $2,500 semi-monthly for 24 payments beginning January 1, 1997 in consideration for consulting services reasonably requested by the Company and Mr. Young's agreement to refrain from any activities in competition with the Company, (v) to allow options representing 50,000 shares of Company common stock at $1.50/share to become fully vested on January 1, 1997 (these options were originally issued under a stock option agreement dated January 1, 1995 relating to 250,000 shares) and
(vi) to allow options representing 50,000 shares of Company Common Stock at $1.50/share to become fully vested on January 1, 1997 (these options were originally issued under a stock option agreement dated January 1, 1995 relating to 62,500 shares, of which the remaining 12,500 shares expired).

                  In November of 1996, the Company entered into a settlement agreement with Michael Q. Midgley. Pursuant to the settlement agreement, the Company agreed: (i) to pay $20,000 in November 1996 and $38,479 in salary, deferred compensation and unused vacation pay over 24 semi-monthly installments of $1,605 beginning November 15, 1996, (ii) to pay $2,500 semi-monthly for 24 payments beginning January 1, 1997 in consideration for consulting services reasonably requested by the Company and Mr. Midgley's agreement to refrain from any activities in competition with the Company, (iii) to allow options representing 50,000 shares of Company Common Stock to become fully vested on January 1, 1997 (these options were originally issued under a stock option agreement dated January 1, 1995) and (iv) to allow options representing 25,000 shares of Company Common Stock at $1.50/share to become fully vested on January 1, 1997 (these options were originally issued under a stock option agreement dated January 1, 1996 relating to 50,000 shares, of which the remaining 25,000 shares expired).

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

Financial Statements

Consolidated Financial Statements of Covol Technologies, Inc.

Report of Independent Public Accountants...............................   F-1

Consolidated Balance Sheets as of September 30, 1995 and
  September 30, 1996..................................................    F-2

Consolidated Statements of Operations
         for the nine months ended September 30, 1994
         and the years ended September 30, 1995 and 1996..............    F-3

Consolidated Statements of Changes in Stockholders' Equity
         for the nine months ended September 30, 1994, and
         the years ended September 30, 1995 and 1996..................    F-5

Consolidated Statements of Cash Flow
         for the nine months ended September 30, 1994 and
         the years ended September 30, 1995 and 1996..................    F-7

Notes to Consolidated Financial Statements............................    F-10

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Exhibits

                  All exhibits listed hereunder, unless otherwise indicated, have previously been filed as exhibits to the Company's Form 10 and Form 10/A. Such exhibits have been filed with the Securities and Exchange Commission
("Commission") pursuant to the requirements of the Acts administered by the Commission. Such exhibits are incorporated herein by reference under Rule 24 of the Commission's Rules of Practice and Investigations. Certain other instruments which would otherwise be required to be listed below have not been so listed because such instruments do not authorize securities in an amount which exceeds 10% of the total assets of the Company and its subsidiaries on a consolidated basis and the Company agrees to furnish a copy of any such instrument to the Commission upon request.

                        Report of Independent Accountants


To the Board of Directors
Covol Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Covol Technologies, Inc. and Subsidiaries as of September 30, 1995 and 1996, and the consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the nine months ended September 30, 1994 and the years ended September 30, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Covol Technologies, Inc. and Subsidiaries as of September 30, 1995 and 1996, and the consolidated results of their operations and their cash flows for the nine months ended September 30, 1994 and the years ended September 30, 1995 and 1996, in conformity with generally accepted accounting principles.

As discussed in Note 11 to the financial statements, the Company changed its method of computing depreciation in 1994.




Salt Lake City, Utah
January 10, 1997

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        as of September 30, 1995 and 1996



      ASSETS                                                                           1995                  1996
                                                                                       ----                  ----
Current assets:
   Cash and cash equivalents                                                   $    583,757        $      490,106
   Receivables                                                                       22,005                77,744
   Inventories                                                                        -                   162,757
   Notes receivable - related parties, current                                        -                     3,733
   Prepaid expenses and other current assets                                         12,525                44,733
                                                                               ------------        --------------
           Total current assets                                                     618,287               779,073
                                                                                -----------         -------------

Property, plant and equipment, net of accumulated depreciation                    1,330,300             7,125,245
                                                                                 ----------          ------------

Other assets:
   Restricted cash                                                                  500,000                 -
   Cash surrender value of life insurance                                           139,612               152,112
   Notes receivable - related parties, non-current                                    -                   700,000
   Deferred tax asset                                                                23,000                 -
   Deposits and other assets                                                         39,463                15,642
                                                                               ------------        --------------
           Total other assets                                                       702,075               867,754
                                                                                -----------         -------------
Net assets - discontinued operations                                                  9,315                 -
                                                                              -------------    --------------
           Total assets                                                         $ 2,659,977         $   8,772,072
                                                                                 ==========          ============

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                            $    747,137         $   2,183,278
   Accrued liabilities                                                              286,451               333,936
   Notes payable - current                                                           26,084               958,086
   Notes payable - related parties, current                                          39,035               786,000
                                                                               ------------         -------------
           Total current liabilities                                              1,098,707             4,261,300
                                                                                 ----------          ------------

Long-term liabilities:
   Notes payable, non-current                                                       176,601               150,980
   Deferred compensation                                                            201,901               212,612
                                                                                -----------         -------------
           Total long-term liabilities                                              378,502               363,592
                                                                                -----------         -------------
           Total liabilities                                                      1,477,209             4,624,892
                                                                                 ----------          ------------
Minority interest in consolidated subsidiaries                                        -                 4,380,544
                                                                           ----------------          ------------
Commitments (Notes 8, 14, 15, and 17)
Stockholders' equity (deficit):
   Common stock, $0.001 par value; authorized: 25,000,000 shares issued and outstanding: 5,260,042 at September 30, 1995 and
      7,610,373 at September 30, 1996                                                 5,260                 7,610
   Common stock to be issued, 119,334 shares at September 30, 1995
      and 103,750 shares at September 30, 1996                                          119                   104
   Capital in excess of par value                                                 9,617,512            32,780,515
   Capital in excess of par value - common stock to be issued                       581,881               934,896
   Accumulated deficit                                                           (7,360,156)          (21,196,476)
   Notes and interest receivable - related parties from issuance of
      or collateralized by common stock (net of allowance)                         (240,000)           (7,580,071)
   Deferred compensation from stock options                                      (1,421,848)           (5,179,942)
                                                                                 ----------          ------------
           Total stockholders' equity (deficit)                                   1,182,768              (233,364)
                                                                                 ----------         -------------

           Total liabilities and stockholders' equity (deficit)                 $ 2,659,977         $   8,772,072
                                                                                 ==========          ============


                     The accompanying notes are an integral
                  part of the consolidated financial statements
                                        F-2

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Nine months
                                                             ended               Year ended            Year ended
                                                          September 30,         September 30,         September 30,
                                                              1994                  1995                  1996
                                                       ----------------     ----------------        ----------------

Revenues:
  License fees                                                   -              $    100,000       $      100,000
  Coal briquette sales                                  $       19,867                29,310              195,165
                                                         -------------          ------------        -------------
           Total revenues                                       19,867               129,310              295,165
                                                         -------------           -----------        -------------
Operating costs and expenses:
  Cost of coal briquetting operation                            32,386                37,165              859,574
  Research and development                                     387,128             1,265,072            1,044,192
  Selling, general and administrative                          393,109             1,494,270            3,796,569
  Compensation expense on stock options                          -                   703,527            4,772,959
  Compensation expenses on stock warrants                        -                   104,000                -
  Compensation expense on issuance of common stock               -                   148,446              100,360
  Write-off of purchased technology and trade secrets            -                   344,900                -
  Write-down of note receivable                                  -                     -                2,699,575
  Minority interest in net losses of consolidated
    subsidiaries                                                 -                     -                   (4,456)
                                                         -------------            ----------          ------------
           Total operating costs and expenses                  812,623             4,097,380           13,268,773
                                                          ------------            ----------          -----------
           Operating loss                                     (792,756)           (3,968,070)         (12,973,608)
                                                          ------------            ----------          -----------
Other income (expense):
  Interest income                                                -                     9,663              302,565
  Interest expense                                             (21,158)             (113,137)             (94,706)
  Other income (expense)                                         3,200                35,169             (166,066)
                                                        --------------          ------------        -------------
           Total other income (expense)                        (17,958)              (68,305)              41,793
                                                         -------------          ------------       --------------
Loss from continuing operations before income tax
  benefit (provision)                                         (810,714)           (4,036,375)         (12,931,815)
Income tax benefit (provision)                                 313,100              (488,000)             (23,000)
                                                          ------------           -----------       --------------
Loss from continuing operations                               (497,614)           (4,524,375)         (12,954,815)
Discontinued operations (Note 14):
  Income (loss) from discontinued operations including
     provision  of  $330,000  in 1995  for  estimated
     operating  losses  during phase-out  period  (less
     applicable  income  tax  (provision)  benefit  of
     $(297,800), $253,000 and $0 respectively)                 609,354              (351,782)            (590,480)

  Loss on disposal of discontinued operations (less
     applicable income tax benefit of $562,000 in
     1995 and $0 in 1996)                                        -                  (777,394)            (291,025)
                                                     -----------------           -----------        -------------

Income (loss) from discontinued operations                     609,354            (1,129,176)            (881,505)
                                                          ------------            ----------        -------------

Income (loss) before cumulative effect of change in
  accounting principle                                         111,740            (5,653,551)         (13,836,320)

Cumulative effect of change in accounting principle
  (less applicable income tax provision of $15,300 in 1994)     31,302                -                    -
                                                           -------------          -----------       --------------

           Net income (loss)                             $     143,042           $(5,653,551)        $(13,836,320)
                                                          ============            ==========          ===========


                                  - Continued -

                     The accompanying notes are an integral
                  part of the consolidated financial statements
                                        F-3

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES


                                                          Nine months
                                                             ended             Year ended            Year ended
                                                         September 30,        September 30,         September 30,
                                                             1994                 1995                  1996
                                                       ----------------     ----------------      ----------

Net income (loss) per common share:

  Loss per share from continuing operations           $          (0.13)      $         (1.00)    $          (1.86)

  Income (loss) per share from discontinued operations            0.16                 (0.25)               (0.13)
                                                       ---------------        --------------      ---------------

  Income (loss) per share before cumulative effect
     of change in accounting principle                            0.03                 (1.25)               (1.99)

  Income per share of cumulative effect of change
     in accounting principle                                      0.01                  0.00                 0.00
                                                       ---------------        --------------      ---------------

Net income (loss) per share                           $           0.04       $         (1.25)    $          (1.99)
                                                       ===============        ==============      ===============

Weighted average shares outstanding                          3,789,996             4,524,056            6,941,424
                                                           ===========            ==========          ===========



                     The accompanying notes are an integral
                  part of the consolidated financial statements
                                        F-4

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                        Notes and interest
                                                                                                           receivable -    Deferred
                                                                 Common stock to be issued               related parties   compensa-
                                                    Capital in                   Capital in              from issuance of,  tion on
                                    Common Stock    excess of                    excess of  Accumulated  or collateralized   stock
                                  Shares    Amount   par value   Shares  Amount  par value   deficit     by, common stock   options
                                ---------  -------   ---------   ------  ------  ---------- -----------  ------------------ --------
Balance at January 1, 1994      3,239,502  $3,240    $2,954,322                             $(1,849,647)

Common stock issued to repay
 advances from officers and
 directors, including shares
 issued upon exercise of
 stock options                    478,848     479       796,125

Common stock issued to repay
 note payable                      40,000      40        99,960

Common stock issued for note
 receivable upon exercise
 of stock options                 100,000     100        99,900                                               $(100,000)

Common stock issued for
 services rendered by
 officers and directors,
 including shares issued
 upon exercise of stock options    51,974      52        78,448

Common stock issued for services    7,554       8        16,700

Common stock issued to officers
 for cash                           2,306       2         5,758

Common stock issued for equipment  15,400      15        40,985

Common stock to be issued for
 acquisition of subsidiary                                         175,000    $175    $699,825

Net income for the nine months
 ended September 30, 1994                                                                           143,042
                                  ---------  -----    ----------   --------   ----    ---------    --------   -----------   -------

Balance at September 30, 1994    3,935,584   3,936     4,092,198   175,000     175     699,825   (1,706,605)    $(100,000)      $0


                                  - Continued -

                     The accompanying notes are an integral
                  part of the consolidated financial statements
                                       F-5

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES


                                                                                                     Notes and interest
                                                                                                          receivable -     Deferred
                                                            Common stock to be issued                   related parties    compensa-
                                              Capital in                      Capital in               from issuance of,     tion on
                               Common Stock    excess of                       excess of  Accumulated  or collateralized      stock
                             Shares   Amount   par value    Shares   Amount    par value    deficit    by, common stock      options
                            -------   ------   ----------   ------   -------  ----------  -----------  ------------------  ---------
Common stock issued for
 acquisition of subsidiary   175,000  $175     $699,825    (175,000)  $(175)   $(699,825)

Common stock issued to
 repay notes payable          47,618    47       99,953

Common stock issued for
 equipment                     3,870     4       10,300

Common stock issued to
 repay advances from
 officers and directors,
 including shares issued
 upon exercise of stock
 options                      95,602    96       95,517

Common stock issued for
 notes receivable             56,000    56      139,944                                                     $(140,000)

Common stock issued for
 services                     60,690    61      114,638

Common stock issued for
 services rendered by
 officers and directors,
 including shares issued
 upon exercise of stock
 options                      24,000    24       23,976

Common stock to be issued
 for services already
 received                                                   50,000       50    321,950

Common stock issued and
 to be issued to officers,
 directors and others, for
 cash, including shares
 issued upon exercise of
 stock options               861,678   861    1,963,339      69,334      69    259,931

Deferred compensation
 related to the issuance
 of stock options at below
 market value to officers
 and directors                                1,888,750                                                                 $(1,888,750)


                                  - Continued -

                     The accompanying notes are an integral
                  part of the consolidated financial statements
                                        F-6

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES



                                                                                                       Notes and interest
                                                                                                           receivable -    Deferred
                                                                 Common stock to be issued              related parties    compensa-
                                                   Capital in                    Capital in             from issuance of,    tion on
                                     Common Stock   excess of                     excess of Accumulated or collateralized     stock
                                    Shares  Amount  par value   Shares   Amount   par value   deficit    by, common stock    options
                                    ------  ------  ---------   ------   -------  --------- -----------  -----------------  --------
Compensation expense related
 to the issuance of stock for
 services at below market value                      $148,447

Compensation expense related to
 the issuance of stock options
 at below market value                                236,625

Compensation expense related to
 the issuance of stock warrants
 at below market value                                104,000

Amortization of deferred
 compensation on stock options                                                                                             $466,902

Net loss for the year ended
 September 30, 1995                                                                          $(5,653,551)
                                    -------- -------  --------  --------  -----   ---------- -----------  ------------   -----------

Balance at September 30, 1995      5,260,042  $5,260 9,617,512   119,334   $119    $581,881   (7,360,156)   $(240,000)   (1,421,848)

Common stock issued for services     114,517     114   769,191   (50,000)   (50)   (321,950)

Common stock issued for notes
 receivable from related parties,
 including exercise of stock
 options                           1,010,000   1,010 6,283,365                                              (6,284,375)

Common stock issued for cash,
 including exercise of stock
 options and warrants              1,225,814   1,226 7,479,034   (69,334)   (69)   (259,931)

Common stock to be issued for
 cash already received                                            43,750     44     349,956

Common stock to be issued for
 property acquired                                                60,000     60     584,940


                                  - Continued -

                     The accompanying notes are an integral
                  part of the consolidated financial statements
                                        F-7

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES




                                                                                                     Notes and interest
                                                                                                       receivable -
                                                            Common stock to be issued                related parties       Deferred
                                               Capital in                  Capital in               from issuance of,   compensation
                                Common Stock    excess of                   excess of  Accumulated   or collateralized    on stock
                              Shares   Amount   par value   Shares  Amount  par value    deficit      by, common stock      options
                              ------   ------   ---------   ------ -------  ---------  ------------ -------------------  ----------
Cash received in payment
 on notes receivable -
 related parties from
 issuance of common stock                                                                                  $171,393

Note receivable - related
 parties, collateralized
 by common stock (net of
 $2,699,575 allowance and
 $650,425 imputed interest)                                                                              (1,650,000)

Services received in lieu
 of payments on notes
 receivable - related
 parties from issuance
 of common stock                                                                                            687,766

Compensation expense related
 to the issuance of stock
 options at below market value                     $3,863,000

Deferred compensation related
 to the issuance of stock
 options at below market value to
 officers, directors, employees and
 consultants (net of cancellations)                 4,668,053                                                           $(4,668,053)

Amortization of deferred compensation
 on stock options                                                                                                           909,959

Interest earned on notes receivable -
 related parties from issuance of or
 collateralized by common stock                                                                              (264,855)

Compensation expense related to the
 issuance of stock for services at
 below market value                                     100,360

Net loss for the year ended
 September 30, 1996                                                                        $(13,836,320)
                                   --------   ------ ----------  -------- ----- ---------  -----------    -----------   -----------
Balance at September 30, 1996      7,610,373  $7,610 $32,780,515  103,750  $104  $934,896  $(21,196,476)  $(7,580,071)  $(5,179,942)
                                   =========  ======  ==========  =======  ====  ========  =============  ============  ===========



                     The accompanying notes are an integral
                  part of the consolidated financial statements
                                        F-8

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Nine months                Year                    Year
                                                              ended                   ended                   ended
                                                           September 30,           September 30,           September 30,
                                                               1994                    1995                    1996
Cash flows from operating activities:
  Net income (loss)                                        $   143,042             $(5,653,551)           $(13,836,320)
     Adjustments to reconcile net income
      (loss) to net cash used in operating
      activities:
       Cumulative effect of change in
        accounting principle                                   (31,302)                  -                       -
       Depreciation and amortization                           107,118                 125,861                 187,581
       Loss on disposal of discontinued
        subsidiaries                                             -                     777,394                 291,025
       Write off of purchased technology
        and trade secrets                                        -                     344,900                   -
       Deferred income taxes                                  (313,100)                488,000                  23,000
       Common stock issued for services                         95,208                 287,146                 547,665
       Common stock to be issued for services                    -                     322,000                   -
       Compensation expense on stock options                     -                     236,625               3,863,000
       Compensation expense on stock warrants                    -                     104,000                   -
       Interest earned on notes receivable -
        related parties, issued for or
        collateralized by common stock                           -                       -                    (264,855)
       Write-down of note receivable                             -                       -                   2,699,575
       Services received in lieu of payments
        on notes receivable issued for common stock              -                       -                     687,766
       Amortization of deferred compensation on
        stock options                                            -                     466,902                 909,959
       Loss on disposal of equipment                             -                       3,359                   -
       Losses applicable to minority interests
        in subsidiaries                                          -                       -                      (4,456)
       Notes payable issued for services                         -                       -                     160,000
     Increase  (decrease)  from changes in assets and
      liabilities of continuing operations:
       Receivables                                              35,686                 (15,934)                (55,739)
       Inventories                                             (13,277)                 37,165                (162,757)
       Prepaid expenses                                           -                     (12,525)                (32,208)
       Deposits and other assets                                (2,702)                (36,298)                 23,821
       Accounts payable                                          3,156                 619,413               1,436,141
       Accrued liabilities                                      69,036                 171,541                  47,485
       Deferred compensation                                     7,178                   9,943                  10,711
     Discontinued operations non-cash charges
      and working capital changes                             (275,295)              1,487,036                 893,893
                                                             ----------              ----------           -------------
           Net cash used in operating activities              (175,252)               (237,023)             (2,574,713)
                                                             ----------             -----------            ------------


                                  - Continued -

                     The accompanying notes are an integral
                  part of the consolidated financial statements
                                        F-9

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES



                                                               Nine months               Year                    Year
                                                                 ended                   ended                   ended
                                                              September 30,           September 30,           September 30,
                                                                  1994                    1995                    1996
Cash flows from investing activities:
  Cash paid for property, plant and equipment                $  (100,199)           $   (693,609)          $  (5,055,732)
  Purchase of subsidiaries                                       (10,000)                  -                       -
  Increase in cash surrender value of life insurance             (20,026)                (29,240)                (12,500)
  Notes receivable from related parties                            -                       -                    (703,733)
  Investing activities of discontinued operations                (25,426)               (485,361)                  -
                                                             -----------             -----------      --------------

           Net cash used in investing activities                (155,651)             (1,208,210)             (5,771,965)
                                                              ----------              ----------            ------------

Cash flows from financing activities:
  Payment of capital lease obligations                           (22,806)                (27,345)                  -
  Borrowings on notes payable                                      -                       -                     700,000
  Payment of notes payable                                       (17,235)                (19,530)               (159,413)
  Borrowings on notes payable - related parties                  860,927                  52,485                   -
  Payments on notes payable and other obligations -
   related parties                                              (190,677)               (965,160)             (3,539,035)
  Proceeds from note receivable from issuance of
   common stock                                                    -                       -                     171,393
  Proceeds from common stock to be issued                          -                     260,000                   -
  Proceeds from issuance of common stock                           5,760               1,964,200               7,570,260
  Proceeds from issuance of limited partnership
   interests in subsidiaries                                       -                       -                   4,385,000
  Financing activities of discontinued operations                (88,727)              1,199,816              (1,582,587)
                                                             -----------              ----------            ------------

           Net cash provided by financing activities             547,242               2,464,466               7,545,618
                                                              ----------              ----------            ------------

Net increase (decrease) in cash                                  216,339               1,019,233                (801,060)



                                  - Continued -

                     The accompanying notes are an integral
                  part of the consolidated financial statements
                                       F-10

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES



                                                              Nine months                Year                    Year
                                                                 ended                   ended                   ended
                                                              September 30,           September 30,           September 30,
                                                                 1994                    1995                    1996
Total cash and cash equivalents,
 beginning of period                                       $     55,544            $    271,933           $   1,291,166
                                                             -----------             -----------            ------------

Total cash and cash equivalents,
 end of period                                              $   271,883             $ 1,291,166          $      490,106
                                                              ==========              ==========           =============

Cash and cash equivalents, components
 continuing operations:
     Cash and cash equivalents                               $   155,926            $    583,757          $      490,106
     Restricted cash                                               -                     500,000                   -
  Discontinued operations                                        115,957                 207,409                   -

Supplemental schedule of noncash investing
 and financing activities:
  Common stock issued for notes receivable                   $   100,000            $    140,000           $   6,284,375
  Common stock issued to repay advances                          796,604                 112,613                   -
  Common stock issued, or to be issued for
   purchase of subsidiaries                                      700,000                   -                       -
  Common stock issued for equipment                               41,000                  10,304                   -
  Common stock issued to repay notes payable                     100,000                 100,000                   -
  Discontinued operations - capital lease of equipment             -                     500,000                   -
  Notes payable issued to acquire subsidiaries                   790,000                   -                       -
  Notes payable issued to acquire a building                     325,000                   -                       -
  Note payable issued and common stock to be issued
   to acquire land                                                 -                       -                     926,794
  Note payable issued for equipment                                6,000                   -                       -
  Obligations assumed in connection with sale of
   subsidiaries                                                    -                       -                   4,636,435
  Note payable issued for services                                 -                       -                     160,000
  Note receivable received for subsidiaries (net
   of imputed interest)                                            -                       -                   4,349,575

Supplemental disclosure of cash flow information:
 Cash paid for interest:
     Continuing operations                                  $     25,823            $    112,171          $      110,671
     Discontinued operations                                      33,177                 217,001                  98,358


                     The accompanying notes are an integral
                  part of the consolidated financial statements
                                       F-11

                          NOTES TO FINANCIAL STATEMENTS




1.        Summary of Significant Accounting Policies:

          Business Organization

          Covol Technologies, Inc. (the Company) was incorporated in Delaware in August, 1995. Effective August 14, 1995, the Company changed its name to Covol Technologies, Inc. from Environmental Technologies Group International. In 1991, the Company discontinued its agricultural operations and acquired a coal briquetting technology (the Briquetting Technology). In 1992, the Company constructed a pilot briquetting plant in Price, Utah. During 1993, the Company refined the technology to briquette waste by-products of the steel manufacturing industry. The Company is developing and marketing the Briquetting Technology.

          On June 30, 1993, the Company acquired three heavy construction companies. Industrial Management and Engineering, Inc. (IME) is a management company for two construction companies, R1001, Inc., DBA State, Inc. (State) and Central Industries Construction, Inc. (CIC). State is a union construction company and CIC is a non-union construction company. The majority of the Company's construction contracts are with industrial corporations located in Utah.

          On September 30, 1994, the Company acquired Larson Limestone Company, Inc. (Larson). Larson owns and operates a limestone quarry and sells the processed quarry products primarily to construction projects located in Utah.

          On September 30, 1995, the Company's Board of Directors approved a plan to discontinue the Company's construction and limestone businesses. The construction and limestone businesses were sold, effective February 1, 1996. (See Note 14, "Discontinued Operations").

          In June 1996, the Company formed Utah Synfuel #1, Ltd. ("Utah Synfuel #1") and Alabama Synfuel #1 ("Alabama Synfuel #1"), each a Delaware limited partnership (collectively the "Partnerships"). The Company is both the general partner and a limited partner in the Partnerships.





                                    Continued
                                       F-12

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

1.        Summary of Significant Accounting Policies, Continued:

          Principles  of Consolidation

          The 1995 consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries, IME, State, CIC and Larson, until the time of their sale effective February 1, 1996. The 1996 consolidated financial statements include the accounts of the Company and its two majority owned subsidiaries, Utah Synfuel #1 and Alabama Synfuel #1 from their inception in 1996. All significant intercompany transactions and accounts are eliminated in consolidation.

          Change in Year End

          Effective January 1, 1994, the Company changed its year end from December 31 to a fiscal year end of September 30.

          Stock Split

          Effective June 14, 1995, the Company implemented a one-for-twenty reverse stock split. In addition, the Company implemented a two-for-one stock split, effective January 23, 1996. All information set forth herein has been adjusted to give effect to these stock splits.

          Revenue and Cost Recognition

          Revenues from the sale of coal briquettes are recognized as product is shipped and invoiced. Revenues from the licensing of the Company's technology is recognized as cash is received.

          For  the  discontinued  operations,   revenues  from  fixed-price  and
          modified fixed-price construction contracts are recognized on the percentage-of-completion method, measured by the percentage of labor costs incurred to date to estimated total labor costs (the efforts expended method) for each contract. This method is used because management considers expended labor costs to be the best available measure of progress on these contracts. Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned.



                                    Continued
                                       F-13

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

1.        Summary of Significant Accounting Policies, Continued:

          Revenue and Cost Recognition, Continued

          Construction costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

          Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated.

          Cash and Cash Equivalents

          The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are deposited with two financial institutions located in Utah.

          Restricted cash, reported at September 30, 1995, represents amounts which are restricted in accordance with collateral requirements related to a note payable included in discontinued operations.

          Inventories

          Inventories are stated at the lower of average cost or market, and consist of coal fines available for sale and binder materials.





                                    Continued
                                       F-14

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

1.        Summary of Significant Accounting Policies, Continued:

          Property, Plant and Equipment

          Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of five to ten years. Maintenance, repairs and minor replacements are charged to expense as incurred. Upon the sale or retirement of property, plant and equipment, any gain or loss on disposition is reflected in the statement of operations and the related asset cost and accumulated depreciation are removed from the respective accounts.

          Technology and Trade Secrets

          Prior to being written off in June, 1995, technology and trade secrets related to the coal briquetting process were recorded at cost and were being amortized using the straight-line method over 17 to 20 years. The write-off in 1995 was based upon development of a new binder system which replaced the technology and trade secrets purchased in 1991 and 1992.

          Earnings (Loss) Per Share Calculation

          Net income (loss) per common share is computed on the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents consist of common stock options and warrants. Common equivalent shares are excluded from the computation when their effect is anti-dilutive.

          Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.






                                    Continued
                                       F-15

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

2.        Notes Receivable - Related Parties

          Notes receivable - related parties consist of the following:


                                                        September 30,    September 30,
                                                             1995              1996
                                                        -------------    -------------

           Notes receivable from seven officers
           of the Company, bearing interest
           at prime (8.25% at September 30, 1996)
           plus 2%, principal and interest due
           on August 1, 2000, collateralized by a
           7.9% interest, in Utah Synfuels #1.                 -           $700,000
           Other notes receivable                              -              3,733
                                                       -------------      ---------
             Total                                             -            703,733
             Less:  current portion                            -             (3,733)
                                                       -------------      ---------
             Total notes receivable, non-current      $        -           $700,000
                                                       =============        =======


3.        Property, Plant and Equipment:

          Property, plant and equipment of continuing operations consists of the following:

                                                      September 30,           September 30,
                                                           1995                    1996

             Building and real estate                  $    333,708            $ 1,265,028
             Construction in progress                         -                  4,457,939
             Machinery and equipment                      1,211,824              1,805,091
             Accumulated depreciation                      (215,232)              (402,813)
                                                         -----------            -----------
             Net property, plant and equipment          $ 1,330,300            $ 7,125,245
                                                         ==========             ==========



                                    Continued
                                       F-16

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

3.        Property, Plant and Equipment, Continued:

          Property, plant and equipment of discontinued operations consists of the following:

                                                       September 30,    September 30,
                                                           1995              1996

            Property, plant and equipment              $2,947,505
            Accumulated depreciation and depletion       (402,038)             -
                                                       ----------      ------------
            Net property, plant and equipment          $2,545,467      $       -
                                                        =========      ============



4.        Notes Payable:

          Notes payable of continuing operations consist of the following:

                                                    September 30,  September 30,
                                                         1995           1996

             Note payable to a bank, bearing
             interest  at  prime  (8.25%  at
             September  30, 1996) plus 2%,
             principal and interest of $3,711
             due monthly through October 2001,
             collateralized by an office building,
             property and equipment, and three
             former officers of IME.                     $202,685      $179,249

             Note  payable  to a bank,  bearing
             interest  at  prime  (8.25%  at
             September 30, 1996) plus 2%, principal
             and interest due January 29,
             1997, personally guaranteed by seven
             officers of Covol.                              -          700,000




                                    Continued
                                       F-17

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

4.        Notes Payable, Continued:

                                                         September 30,            September 30,
                                                              1995                     1996

             Note payable to a corporation, non-
             interest bearing (interest imputed at
             10.25%),  due on demand.                            -               $    229,817
                                                      ----------------            -----------

               Total notes payable                        $    202,685              1,109,066

               Less: current portion                           (26,084)              (958,086)
                                                          ------------             ----------

               Total notes payable, non-current           $    176,601            $   150,980
                                                           ===========             ==========


             Year ending September 30, 1996

                               1997                         $   958,086
                               1998                              32,220
                               1999                              34,807
                               2000                              37,603
                               2001                              46,350
                                                            -----------

                               Total                         $1,109,066


          Discontinued Operations

          Notes payable relating to discontinued operations consist of the following:

                                                             September 30,      September 30,
                                                                 1995               1996

           Note payable, bearing interest at
           10.6%, principal and interest of
           $2,380 due monthly through June
           1998, collateralized by equipment and
           personal guarantees of three
           former officers.                                     $ 68,247             -


                                    Continued
                                       F-18

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

4.        Notes Payable, Continued:

          Discontinued Operations, Continued

                                                   September 30,   September 30,
                                                        1995          1996

           Note payable,  bearing  interest
           at 9.25%,  principal and interest of
           $3,751  due  monthly   through June
           1999,   collateralized  by
           discontinued  operations  assets and
           personal  guarantees  of three former
           officers.                                  $144,791          -

           Note payable, bearing interest at 8%,
           principal and interest payments
           of $1,820 due monthly through September
           2004, collateralized by discontinued
           operations assets and personal guarantee
           of a former officer of Larson.              140,674          -

           Revolving  lines of credit  payable to
           a bank,  bearing  interest  at  prime
           (7.75% at September  30, 1995) plus 2%,
           interest due monthly, principal due April
           1996, collateralized by discontinued
           operations accounts receivable.             950,000           -

           Note  payable  to  a  bank,  bearing
           interest at 7%, principal and interest
           due February 1996, collateralized by
           certain cash deposits of the Company.       500,000           -









                                    Continued
                                       F-19

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

4.        Notes Payable, Continued:

          Discontinued Operations, Continued

                                                 September 30,   September 30,
                                                      1995           1996

           Revolving line of credit payable
           to a bank, bearing interest at prime
           (7.75% at September  30,  1995) plus
           2%,  interest  payable  monthly,
           principal  due  February  29, 1996,
           collateralized  by  discontinued
           operations  accounts  receivable and
           inventory,  the guarantee of the
           Company, and personal guarantees
           of two officers of the Company.          $  200,000          -

           Other notes payable                           9,117          -
                                                  -------------     -----------

              Total notes payable                    2,012,829          -

              Less:  current portion                (1,967,262)         -
                                                    ----------      -----------

              Total notes payable - non current     $   45,567       $  -
                                                  ============       ==========



5.        Notes Payable - Related Parties:

          Continuing Operations

          Note payable - related parties from continuing operations consist of the following:

                                                   September 30,   September 30,
                                                        1995            1996

            Note payable, bearing interest at 6%,
            collateralized by stock in a subsidiary.   $34,840           -


                                    Continued
                                       F-20

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

5.        Notes Payable - Related Parties, Continued:

          Continuing Operations, Continued


                                                      September 30,         September 30,
                                                           1995                  1996

            Notes payable, non-interest bearing,
            due upon demand.                            $  4,195                   -

            Note payable to a shareholder, non-
            interest bearing, $4,000 due monthly
            with all remaining principal and
            interest due in January, 1997.                  -                 $ 136,000

            Obligations to two former officers
            and shareholders, non-interest bearing,
            payable upon demand.                            -                   650,000
                                                      ----------               --------

                 Total notes payable and other
                   obligations - related parties,
                   current                               $39,035              $ 786,000
                                                          ======               ========


          Discontinued Operations

          Notes payable - related parties, including officers, employees and shareholders relating to discontinued operations consist of the following:

                                                    September 30,  September 30,
                                                         1995            1996

            Note  payable,  interest  imputed
            at 8.5%,  monthly  principal  and
            interest   payments   of   $2,000,
            balance   due   October   1995,
            collateralized by a building, paid
            in full October 1995.                      $325,000            -
                                                        -------      ---------
             Total notes payable - related parties,
                current                                $325,000       $    -
                                                        =======       =========

                                    Continued
                                       F-21

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

6.        Deferred Compensation Agreement

          Upon the acquisition of two subsidiaries in 1993, the Company assumed a liability to pay $40,000 per year for seven years beginning February, 1999 to a current stockholder of the Company. The present value of this liability, discounted at 5.18%, is reflected as deferred compensation on the consolidated balance sheet.


7.        Income Taxes

          The Company accounts for income taxes using the asset and liability approach in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". The Company filed a consolidated tax return with its 100% owned subsidiaries (IME, State, CIC and Larson) through the time of their sale on February 1, 1996. Both majority owned limited partnerships file separate tax returns, as required.

          Continuing Operations

          As of September 30, 1996, the Company has net operating loss carryforwards from continuing operations of approximately $15,600,000 which can be used to offset future taxable income. The net operating loss carryforwards expire from 2005 to 2011. The Company also has approximately $141,000 in research and development tax credit carryforwards which can be used to offset future tax liabilities. The tax credits expire from 2007 to 2010.

          The provision from income taxes for the years ended September 30, 1995 and 1996 differs from the statutory federal income tax rate due to the following:

                                                  Year Ended       Year Ended
                                                 September 30,    September 30,
                                                      1995              1996

            Tax benefit at statutory rates       $ 1,372,000       $ 3,810,000
            Change in valuation allowance         (1,971,000)       (4,007,000)
            State income taxes, net of federal
              tax effect                             133,000           363,000
            Other                                    (22,000)         (189,000)
                                                ------------       -----------
            Tax provision                       $   (488,000)    $     (23,000)
                                                 ===========      ============

                                    Continued
                                       F-22

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

7.        Income Taxes, Continued:

          Continuing Operations, Continued

          The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the net deferred tax assets and liabilities relate primarily to the use of accelerated depreciation for tax purposes and straight-line depreciation for book purposes, and the recording of certain reserves for book purposes.

          The components of the net deferred tax asset related to continuing operations as of September 30, 1995 and 1996 are as follows:

                                                          1995         1996
                                                     -----------   -----------

            Deferred tax assets (liabilities):
              Net operating loss carryforwards       $ 1,984,000   $ 5,830,000
              Research and development tax credit
                 carryforwards                            96,000       141,000
              Amortization of trade and technology         -            72,000
              Reserve for bad debts                       13,000         -
              Depreciation                               (99,000)      (65,000)
                                                    ------------  ------------
              Total deferred tax assets                1,994,000     5,978,000
              Valuation allowance                     (1,971,000)   (5,978,000)
                                                      ----------    ----------
              Net deferred tax asset                 $    23,000   $     -
                                                    ============    ==========


          The valuation allowance changed by $4,007,000 during the year ended September 30, 1996, representing the amount of deferred tax assets at September 30, 1996 not considered recoverable through the reversal of taxable temporary differences, or the generation of future taxable income. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax assets will depend on the generation of future taxable income through its continuing operations or through the sale of assets. Because the Company has not generated significant revenues to date relating to the Briquetting Technology, the Company believes that a valuation allowance of $5,978,000 should be provided as of September 30, 1996.


                                    Continued
                                       F-23

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

7.        Income Taxes, Continued:

          Discontinued Operations

          As of September 30, 1995, the Company had net operating loss carryforwards from discontinued operations of approximately $580,000 which can be used to offset future taxable income. The net operating loss carryforwards expire from 2005 to 2008. The utilization of these carryforwards against future taxable income may become subject to an annual limitation due to a change in ownership of the discontinued operations (see Note 14).

          The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the net deferred tax assets and liabilities relate primarily to the use of accelerated depreciation for tax purposes and straight-line depreciation for book purposes, and the recording of certain reserves and writedowns for book purposes.

          The   components  of  the  net  deferred  tax  liability   related  to
          discontinued operations as of September 30, are as follows:

                                                            1995         1996
                                                       ------------   ----------

            Deferred tax assets (liabilities):
              Reserve for operating losses during
                phase-out period                        $ 123,000         -
              Book write-down of assets held for
                disposal                                  382,000         -
              Net operating loss carryforwards            220,000         -
              Reserve for bad debts                        27,000         -
              Depreciation                               (775,000)        -
                                                         --------     ---------
                 Total deferred tax liability           $ (23,000)     $  -
                                                        =========      ========










                                    Continued
                                       F-24

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

8.        Leases:

          Continuing Operations

          Rental expense charged to continuing operations was $5,913 for the nine months ended September 30, 1994, $92,850 for the year ended September 30, 1995 and $330,006 for the year ended September 30, 1996.

          The Company has two noncancellable operating leases for equipment and a building that are in effect through 2000. At September 30, 1995, minimum rental payments due under these leases, are as follows:

                   Year Ending September 30,

                             1997                  $217,740
                             1998                   217,740
                             1999                   217,740
                             2000                    94,925
                             2001                     7,200
                                                  ---------
                  Total minimum payments due       $755,345


          Discontinued Operations

          Rental expense charged to discontinued operations was $42,775 for the nine months ended September 30, 1994 and $429,472 for the year ended September 30, 1995.




                                    Continued
                                       F-25

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

9. Notes and Interest Receivable - Related Parties, Collateralized by Common Stock:

                                                           September 30,       September 30,
                                                                1995               1996

            Note  receivable  from  two  shareholders,
            $5,000,000  face  amount bearing  interest
            at 6%,  interest of $300,000 due in January
            1997, principal and interest of $514,814
            due in annual payments  beginning January
            1998,  remaining  principal  and interest
            due January 2000, collateralized  by 100,000
            shares of the Company's common stock held
            by the Company and an  additional  100,000
            shares of the  Company's common  stock
            committed by the  shareholders  to be
            provided to the Company,  and  personal
            guarantees  of  two  shareholders  (net  of
            unamortized  discount of $650,425 based
            upon imputed rate of 10.25%, and allowance
            for impairment of $2,699,575 due to changes
            in the Company's stock price)                           -            $1,650,000

            Notes and interest  receivable from 11
            current and former employees, issued in
            exercise  of 450,000  common  stock
            options at $5.31 per share,  bearing
            interest at 5.7%,  principal  and
            interest  due in December 2000,
            collateralized by 450,000 shares of
            common stock of the Company.                            -             2,191,157

            Notes and interest  receivable from 16
            current and former employees, issued in
            exercise  of 450,000  common  stock
            options at $8.375 per share,  bearing
            interest at 5.7%,  principal  and
            interest  due in December 2000,
            collateralized by 450,000 shares of
            common stock of the Company.                            -              3,613,914

                                    Continued
                                       F-26

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

9. Notes and Interest Receivable - Related Parties, Collateralized by Common Stock, Continued:

                           September 30, September 30,
                                    1995 1996

            Other notes receivable, collateralized
            by common stock of the Company.          $   240,000        125,000
                                                      ----------     ----------

            Total notes and interest receivable -
            related parties, collateralized by
            common stock.                             $   240,000     $7,580,071
                                                       ==========      =========



10.       Stock Options and Warrants:

          Non-Qualified Options

          Options and warrants are granted at the discretion of the Board of Directors.

          In 1993 the Company issued non-qualified options to purchase 470,000 shares of common stock at $0.80 to $2.50 per share to seven individuals, including certain officers and directors. Effective September 30, 1994, 223,700 of these options had been exercised or expired. During 1995, 176,300 were exercised and 25,000 expired unexercised. Also, in May 1995, the Company reissued stock options to purchase 75,000 at $1.00 to an officer for options that had previously expired. The remaining 120,000 options were exercised during the year ended September 30, 1996.

          During 1993, non-qualified options to purchase 100,000 shares of common stock were issued to a marketing firm at $1.00 per share. In 1994, these options were exercised in exchange for a note receivable. The note receivable, which is non-interest bearing and had no fixed repayment term, is reflected as a reduction to stockholders' equity in 1995. During 1996, the note was repaid in services to the Company.





                                    Continued
                                       F-27

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

10.       Stock Options and Warrants, Continued:

          Non-Qualified Options, Continued

          On December 1, 1994, the Company granted options to purchase a combined total of 50,000 shares of common stock to two persons, each a consultant to the Company. Such options are exercisable through December 1, 1996 at a price of $1.80 per share. At September 30, 1996, all 50,000 options remain unexercised.

          In 1994, the Company granted options to purchase 30,000 shares of common stock to an officer of the Company. Options for 20,000 shares of common stock were exercised in February 1995, at a price of $1.80 per share and the remaining 10,000 options expired unexercised during 1996.

          On January 1, 1995, the Company granted options to purchase 1,280,000 shares of common stock to certain executive officers, employees and directors of the Company. During the year ended September 30, 1996, 35,000 of these options were exercised and 722,500 were forfeited or canceled. The remaining 522,500 shares remain exercisable through December 31, 2004 at a price of $1.50 per share.

          On January 25, 1995, the Company granted options to purchase 100,000 shares of common stock to an officer of the Company, exercisable through January 25, 1997 at a price of $1.80 per share. These options were canceled in 1996.

          On May 1, 1995, the Company granted options to purchase 20,000 shares of common stock to an individual who was a consultant to the Company. Such options were exercisable through December 31, 1996 at a price of $2.50 per share. Of these options, 10,000 were exercised during 1996 and 10,000 were canceled.

          On January 1, 1996, the Company granted options to purchase 160,000 shares of common stock at a price of $1.50 per share to certain officers, employees and consultants. Of these options, 20,000 were exercised and 35,000 were canceled during 1996. At September 30, 1996, 105,000 of the options remain unexercised. On this same date, the Company granted options to purchase 124,000 shares of common stock at prices between $2.50 and


                                    Continued
                                       F-28

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

10.       Stock Options and Warrants, Continued:

          Non-Qualified Options, Continued

          $3.50  per  share  to  certain  consultants.   These   options  remain
          unexercised at September 30, 1996.

          On June 3, 1996 the Company granted options to purchase 100,000 shares of common stock for $1.50 per share to an officer of the Company as part of compensation related to an employment agreement. At September 30, 1996, all 100,000 options remain unexercised.

          On August 13, 1996, the Company granted 777,500 options to purchase shares of common stock to certain employees, officers and directors for $1.50 per share. Prior to September 30, 1996, 312,500 of these options were canceled. At September 30, 1996, 465,000 shares remain unexercised.

          Recipients of these options may exercise them at any time. Shares related to exercised options are held in escrow and are made available as the options vest. The options vest at different times based upon the terms offered with some options vesting immediately and others over terms of up to 10 years. In the event that an executive officer or employee terminates employment with the Company, or a director ceases to be a director, prior to the specified vesting period, the Company will cancel any of the shares in which the recipient has not vested. When options are issued with terms considered compensatory, the compensation expense related to these options is being amortized to expense over the specified vesting period. Compensation expense related to options that vest immediately was $236,625 and $3,863,000 for 1995 and 1996, respectively. Deferred compensation related to options that vest over time was $1,888,750 and $4,668,053 for 1995 and 1996, respectively. The amortized compensation expense related to these options is $466,902 and $909,959 for 1995 and 1996, respectively.

          1995 Stock Option Plan

          Under the Company's 1995 Stock Option Plan (the "Option Plan"), which was adopted in June of 1995, 900,000 shares of common stock are reserved for issuance upon the exercise of stock options. The Option Plan is designed to serve as an incentive for retaining qualified and competent employees, directors and consultants.

                                    Continued
                                       F-29

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

10.       Stock Options and Warrants, Continued:

          1995 Stock Option Plan, Continued

          A committee of the Company's Board of Directors, or in its absence, the Board (the "Committee") administers and interprets the Option Plan and is authorized to grant options and other awards thereunder to all eligible employees of the Company, including officers and directors (whether or not employees) of the Company. The Option Plan provides for the granting of both "incentive stock options" (as defined in Section 422 of the Internal Revenue Code) and non-statutory stock options. Options can be granted under the Option Plan on such terms and at such prices as determined by the Committee, except for the per share exercise price of incentive stock options which will not be less than the fair market value of the common stock on the date of grant and, in the case of an incentive stock option granted to a 10% stockholder, the per share exercise price will not be less than 110% of such fair market value. The aggregate fair market value of the shares of common stock covered by incentive stock options granted under the Option Plan that become exercisable by a grantee for the first time in any calendar year is subject to a $100,000 limit.

          Options granted under the Option Plan will be exercisable after the period or periods specified in the option agreement. Options granted under the Option Plan are not exercisable after the expiration of ten years from the date of grant and are not transferable other than by will or by the laws of descent and distribution.

          The Option Plan provides each director who is not an employee of the Company effective as of January 1 of each year commencing January 1, 1996, an option to purchase 10,000 shares of common stock, all of which outside director options will be exercisable with respect to 20% of the covered shares of common stock commencing on the first anniversary of grant and be exercisable with respect to an additional 20% of the covered shares of common stock after each additional year until fully exercisable on the fifth anniversary of grant. The per share exercise price of all such outside director options will be equal to the fair market value of the common stock on the date of grant.




                                    Continued
                                       F-30

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

10.       Stock Options and Warrants, Continued:

          1995 Stock Option Plan, Continued

          As of September 30, 1995, 450,000 options were outstanding under the Option Plan. Such options are exercisable through September, 2005 at a price of $5.31. These options were exercised for notes receivable in November 1995.

          In October, 1995 the Company issued the remaining 450,000 options under the Option Plan. Such options are exercisable through November, 2005 at a price of $8.38. These options were exercised for notes receivable in November 1995.

          Warrants

          In January 1995, the Company issued warrants to purchase 65,000 shares of common stock to RAS Securities Corp. Such warrants are exercisable through January 1999 at an exercise price of $1.50 per share. Consulting fees of $84,500, related to these warrants, was recognized in the year ended September 30, 1995. During 1996, 53,000 of these warrants were exercised and 12,000 remain unexercised at September 30, 1996.

          In February 1996, the Company issued warrants to purchase 164,967 shares of common stock at prices ranging from $25 to $35. In addition, warrants to purchase 43,750 shares of common stock at $15 per share were issued in July 1996. In both cases, the issuance of warrants was made in connection with private placement of common stock. At September 30, 1996 all of these warrants remain unexercised.




                                    Continued
                                       F-31

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

11.       Change in Accounting Principle:

          Depreciation of property, plant and equipment has been computed using the straight line method for periods beginning after December 31, 1993. Depreciation in prior years was computed using a method which approximated the double declining balance method. The new method of depreciation was adopted to more accurately reflect the usage patterns of the assets involved. The effect of this change, excluding the cumulative effect on years prior to January 1, 1994 of $46,602 ($31,302 after tax or $0.01 per share), was to increase net income for the nine months ended September 30, 1994 by $54,840 ($33,640 after tax or $0.01 per share).


12.       Union Employee Benefit Plans:

          Discontinued Operations

          Union employees of State are covered by health, accident and pension plans sponsored by the various unions. These plans cover substantially all union employees of State. The Company's allocated expense associated with the plans, which is determined by the union contracts, was approximately $153,000 for the nine months ended September 30, 1994 and $165,000 for the year ended September 30, 1995.


13.       Patents:

          On September 29, 1995, the Company received patent number 5,453,103 from the United States Department of Commerce - Patent and Trademark Office relating to the Company's technology in reclaiming and utilizing discarded and newly formed coke breeze, coal fines, and blast furnace revert materials.

          On January 30, 1996, the Company received patent number 5,487,764 from the United States Department of Commerce - Patent and Trademark Office relating to the Company's technology for the recovery of iron from iron-rich material. This patent is a continuation-in-part of the previous patent issued.




                                    Continued
                                       F-32

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

14.       Discontinued Operations:

          In 1995, the Company made a strategic decision to focus its efforts exclusively on commercializing the Briquetting Technology and to divest itself of its construction and limestone subsidiaries. In September 1995, the Board of Directors approved a plan to dispose of the Company's construction and limestone businesses. Accordingly, on February 1, 1996, the Company entered into a Stock Purchase Agreement (the Agreement) with former principals of IME, State, CIC and Larson (Buyers) to sell all of the common shares of the subsidiaries to the Buyers for a $5,000,000 face value promissory note (the Note). One of the Buyers is the son of a director of the Company at the time of the transaction. The Note is collateralized by 100,000 shares of the Company's common stock owned by the Buyers held by the Company, 100,000 shares of the Company's common stock committed by the Buyers to be provided to the Company, and personal guarantees of the Buyers, and is payable together with interest at 6% per annum (interest imputed at 10.25%) as follows: interest only is payable through January 31, 1997; principal and interest is payable annually with the Note amortized over a 15 year period with the first payment due January 31, 1998; and all unpaid principal and interest is payable January 31, 2000. Because the Note includes a favorable interest rate for the Buyers, the Company has calculated the present value of the Note using a market rate of 10.25% over the term of the Note. The effect of discounting the Note at 10.25% is to reduce the Note to $4,349,575 as of the date of the Agreement. The discount on the Note was included in the estimated loss on disposal of discontinued operations.

          Because the Note is  collateralized by the Company's common stock, the
          Note is reflected in the consolidated financial statements as a reduction to stockholders' equity (deficit). Additionally, the Note is adjusted to reflect subsequent increases or decreases in the fair value of the Company's stock held as collateral. Because of a decrease in the trading price of the Company's common stock subsequent to the date of the Agreement, an allowance of approximately $2,700,000 is reflected in the Company's consolidated financial statements as of September 30, 1996. As of January 10, 1997, the trading price of the Company's common stock had increased resulting in a recovery of approximately $1,300,000 of the allowance existing at September 30, 1996. Subsequent changes in the value of the collateral will be reflected in the consolidated statement of operations and as an increase to the Note.



                                    Continued
                                       F-33

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

14.       Discontinued Operations, Continued:

          Under the terms of the Agreement, the Company agreed to pay off $3,500,000 of accounts payable and lines of credit outstanding in the subsidiaries. Subsequently, the Buyers have requested reimbursement from the Company for approximately $650,000 of additional expenses related to the discontinued operations during the wind-down period which were paid by the Buyers. The Company has reflected those obligations in the additional loss on the discontinued operations for the year ended September 30, 1996.

          The results for the construction and limestone operations have been classified as discontinued operations for all periods presented in the Consolidated Statements of Operations. The assets and liabilities of the discontinued operations have been classified in the Consolidated Balance Sheets as "Net assets - discontinued operations". Discontinued operations have also been segregated for all periods presented in the Consolidated Statements of Cash Flows.

          Net  assets  of  the  Company's  discontinued   operations  (excluding
          intercompany balances which have been eliminated against the equity of the discontinued operations) are as follows:

                                                    As of             As of
                                                September 30,     September 30,
                                                    1995                1996

          Assets:
            Current assets:
              Cash and cash equivalents        $   207,409                    -
              Accounts receivable                2,310,386                    -
              Inventories                          220,396                    -
              Other                                123,918                    -
                                                ----------          -----------
                 Total current assets            2,862,109                    -
            Net property, plant and equipment    2,545,467                    -
            Other noncurrent assets                510,763                    -
                                                ----------           ----------
                 Total assets                   $5,918,339          $         -
                                                 =========           ==========



                                    Continued
                                       F-34

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

14.       Discontinued Operations, Continued:

                                                       As of           As of
                                                   September 30,   September 30,
                                                       1995             1996

          Liabilities:
            Current liabilities                     $5,103,756             -
            Notes payable - long term                   45,567             -
            Deferred income taxes                       23,000             -
            Other liabilities, including capital
             lease obligations                         736,301             -
                                                    ----------    ----------
                 Total liabilities                   5,909,024             -
                                                     ---------    ----------

          Net assets - discontinued operations   $       9,315   $         -
                                                  ============    ==========


          The net property, plant and equipment of discontinued operations is presented in the table above, net of the expected loss on the sale of the discontinued operations, which includes the discount on the note receivable from the Buyers.

          Revenues of the discontinued operations were $7,836,781, $14,681,032 and $1,396,641 for the nine months ended September 30, 1994, the year ended September 30, 1995 and the four months ending January 31, 1996 (the date of sale), respectively.


15.       Agreements:

          Greystone Joint Venture

          In June 1995, the Company entered into a license agreement (the "Greystone Joint Venture Agreement") with Greystone Environmental Technologies, Inc. ("Greystone") to form a 50/50 joint venture (the "Greystone Joint Venture") to commercialize and exploit the Briquetting Technology for the production of coke and revert material briquettes. The Greystone Joint Venture Agreement was amended on
          January 3, 1996. The Greystone Joint Venture has an exclusive world-wide license to commercialize and exploit the Briquetting
          Technology for the production of coke briquettes and a license to commercialize and exploit the Briquetting Technology for the


                                    Continued
                                       F-35

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

15.       Agreements, Continued:

          Greystone Joint Venture, Continued

          production of revert material briquettes in the Alabama and Gary, Indiana regions. The Geneva Plant is not a part of the Greystone Joint Venture or the Greystone Joint Venture Agreement.

          The Greystone Joint Venture will be on a 50/50 basis, except in the Gary, Indiana region where Greystone has a 12% interest in the entity with an opportunity to increase its interest to a maximum of 20%. Greystone will manage the Greystone Joint Venture on a day-to-day basis and the parties have agreed to contribute the necessary capital to the Greystone Joint Venture in proportion to their respective interests therein. The Greystone Joint Venture will purchase all of its requirements for binding agents used in the Briquetting Technology from the Company. Greystone is a newly-formed company, although its principals have significant experience in the steel and coke production industries.

          In accordance with the Greystone Joint Venture Agreement, Greystone made an initial payment of $100,000 to the Company, and was required to make additional payments out of profits or capital of the Greystone Joint Venture until a total aggregate of $500,000 had been paid to the Company for the license. Greystone has failed to make the additional payments required under the Greystone Joint Venture Agreement and, accordingly, has received notice that an event of default has occurred thereunder. The Company believes that an uncured event of default under the Greystone Joint Venture Agreement results in a termination of the license.

          As of December 1996, the Greystone Joint Venture has not secured funding to proceed with the development and operation of any plants. The Company believes that Greystone is continuing to seek funding.



                                    Continued
                                       F-36

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

15.       Agreements, Continued:

          Geneva Plant

          In May 1995, the Company entered into a collaborative agreement with Geneva Steel Company ("Geneva") to build and operate a commercial briquetting plant in Vineyard, Utah defined above as the Geneva Plant. That agreement was amended and restated in May, 1996. Pursuant to the Amended and Restated Briquetting Services Agreement and Lease Agreement with Geneva (collectively, the "Geneva Agreements") Geneva has provided the Company with a building containing approximately 9,000 square feet. The Company equipped the building to serve as a coal, coke and revert material briquetting plant. The Company estimated that the Geneva Plant's initial capacity was 15 tons of briquettes per hour or approximately 100,000 tons per year. Geneva provided the Company with revert materials and the Company was obligated to produce and deliver to Geneva briquettes conforming to agreed-upon specifications and in agreed to quantities. Geneva bears all transportation costs with respect to delivery of revert materials to the Geneva Plant and the shipment of briquettes. Pursuant to the Geneva Agreements, the Company began producing briquettes in May 1996, and produced approximately 24,600 tons of revert briquettes by December 31, 1996 at the Geneva Plant. The Company has made various adjustments and improvements to the plant to satisfy emissions and air quality standards administered by the Utah State Division of Air Quality. Although the Geneva Agreements expired on December 31, 1996, the Company continues to produce briquettes for purchase by Geneva. Upon the expiration of the Geneva Agreements, the lease of the building housing the plant also expired resulting in a tenancy-at-will between the parties.

          Limited Partnerships

          In June 1996, the Company formed Utah Synfuel #1, Ltd. ("Utah Synfuel #1") and Alabama Synfuel #1, Ltd. ("Alabama Synfuel #1"), each a Delaware limited partnership (collectively the "Partnerships"). The respective Partnerships are intended to (i) purchase a nonexclusive license from the Company for the Briquetting Technology, (ii) purchase a coal briquetting facility from the Company and (iii) sell such facility to a third party purchaser. Utah Synfuel #1 intends to purchase the coal briquetting Utah Plant and Alabama Synfuel #1 intends to purchase the coal briquetting Birmingham, Alabama plant (the "Alabama Plant"). The Company will grant to each of the Partnerships a

                                    Continued
                                       F-37

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

15.       Agreements, Continued:

          Limited Partnerships, Continued

          non-exclusive license to use the Briquetting Technology with respect to coal for a fee of $500,000 (totalling $1,000,000). The Company intends to retain at least a 60% interest in Utah Synfuel #1 and up to an 83% interest in Alabama Synfuel #1. The Company has privately placed the remaining partnership interests in the Partnerships. Specifically, the Company received $3,277,500 ($3,080,000 as of September 30, 1996) for the remaining partnership interests in Utah Synfuel #1 and $1,762,500 ($1,305,000 as of September 30, 1996) for
          the remaining partnership interests in Alabama Synfuel #1. Notably, the Company is currently analyzing whether the original disclosure provided to investors should be supplemented. The Company may decide to revise the information in the original private placement memorandums for those offerings, and may offer to such investors the opportunity to rescind their purchases. If all such investors rescind, the Company would be required to pay up to $5,040,000 ($4,385,000 at September 30, 1996) plus applicable interest less the amount of income received thereon. Management believes the amount rescinded by investors will be immaterial.

          The Company has used a portion of the funds raised in the Partnerships to purchase equipment for each of the plants. The Utah Plant has been completed and commenced commercial operations in December of 1996. The Alabama Plant is expected to be completed by June 1997. However, no assurances can be made that the completion date for the Alabama Plant will be met.

          The Company, as general partner for the Partnerships, is currently negotiating transactions with potential buyers of the Utah Plant and Alabama Plant, which is yet to be constructed or acquired. The Company believes that the sale of the Utah Plant and Alabama Plant would include (i) a $500,000 sublicensing fee (which would be paid by the buyer to the Partnership in exchange for the license of the Briquetting Technology), (ii) a royalty payment to the Partnership based on per ton amount to be agreed on with the buyer, and (iii) a promissory note delivered by the buyer in payment of the purchase price, which would be payable to the Partnership from the cash flow of such plant. The Company and Alabama Synfuel #1 have entered into a letter of intent with an unregulated subsidiary of PacifiCorp, a large low-cost electric and telephone utility, to sell the Alabama Plant to be constructed or acquired by Alabama

                                    Continued
                                       F-38

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

15.       Agreements, Continued:

          Limited Partnerships, Continued

          Synfuel #1, on substantially the terms listed above. The PacifiCorp transaction is subject to various conditions and no definitive agreement has been entered into. The Company and Utah Synfuel #1 have also entered into a letter of intent with Arthur J. Gallagher & Co., an international insurance brokerage and risk management services firm, to sell the Utah Plant, to be acquired by Utah Synfuel #1 on substantially the terms listed above. The Gallagher purchase of Utah Synfuel #1 is also subject to various conditions and no definitive agreement has been entered into. No assurances can be made that any of the plants being constructed or acquired by the Partnerships will be sold.

          Under the organizational documents of the Partnerships, the Company is entitled to distributions from the Partnerships according to the Company's percentage interest in the net distributable cash flow of the Partnerships. The Company may also enter into loading agreements and operating and maintenance agreements that would provide for payments directly from the buyer of a plant. The binder materials used to produce the briquettes will likely be sold to the buyer of a plant by the Company based on the Company's cost plus an agreed upon percentage profit.

          Coal Venture

          On January 30 1996, the Company entered into a letter of understanding with CoBon Energy, L.L.C. ("CE"), a Utah professional services company based in Salt Lake City, Utah, to form five entities to commercialize and exploit the Briquetting Technology for the production of coal briquettes (the "Coal Venture"). In August 1996, CE and the Company modified the letter of understanding. Under the modified letter of understanding, the Company has agreed to give CE a 1.6% interest in Alabama Synfuel #1, plus a license to use the Briquetting Technology for specified plant locations up to an aggregate capacity of 1.5 million tons of coal per year for each plant location. In consideration for the interest in Alabama Synfuel #1 and the license, CE is required, to make a one-time payment of (i) $2.00 per ton for the production of coal in the range of 500,001 to 1,000,000 tons and
          (ii) $2.50 per ton for the production in the range of 1,000,001 to 1,500,000 tons. CE has not yet built any plants which utilize the Briquetting Technology.


                                    Continued
                                       F-39

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

15.       Agreements, Continued:

          Construction Agreements

          In December 1995, the Company entered into a design and construction agreement with Lockwood Greene Engineers, Inc. ("Lockwood") to design and build the Utah Plant. The Company paid Lockwood an advance payment of $500,000 on the facility on February 9, 1996. The total cost of the Utah Plant to the Company is expected to be $3,600,000. Lockwood and the Company have agreed to cooperate with each other in future projects by either party in the field of coal agglomeration or metallic recovery. Also in December 1995, the Company entered into additional contracts to design and build additional facilities with Lockwood, each of which were subsequently terminated by the Company in 1996 with all applicable cancellation charges either satisfied or settled.

          Port Hodder

          In September 1996, the Company entered into a purchase  agreement with
          E. J. Hodder and Associates, Inc. for the purchase of a certain land leasehold interest and equipment consisting of a barge loading facility servicing the Warrior River located at the Alabama Plant. The total purchase price for the facility is $927,000 consisting of $342,000 in cash and $585,000 of the Company's common stock. The land lease commenced on September 1, 1996 and expires on May 23, 1998 with rights to extend to May 23, 2006. The Company intends to use the facility in connection with the operations of the Alabama Plant.

          K-Lee Supply Agreement

          In September 1996, the Company entered into a supply agreement with K-Lee Processing, Inc. and Concord Coal Recovery Limited Partnership for a continuous supply of coal fines to the Alabama Plant. Under this agreement, the Company is obligated to purchase a minimum of 20,000 tons of coal fines per month, commencing upon the completion of the Alabama Plant and expiring on December 1, 2001, at a fixed price per ton during the first year (subject to adjustment for moisture and ash content) with an escalating price thereafter.



                                    Continued
                                       F-40

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

15.       Agreements, Continued:

          AGTC Brokerage Disagreement

          In accordance with an April 1996 letter agreement between the Company and AGTC, a partnership formed by AGTC, Inc., Alpine Coal Company, Inc. and E. J. Hodder & Associates, Inc., AGTC was engaged by the Company on a best efforts basis, to investigate, identify and participate in the selection of (i) project sites for the construction of suitable coal extrusion manufacturing facilities for the Company,
          (ii) suitable coal fines reserves and (iii) suitable users or consumers of the coal product produced. The compensation for such services consisted of a monthly retainer of $35,000 and a commission of 8% on the gross sales or monetized price of a project. In the fourth month following the execution of the letter agreement a dispute arose among the parties regarding AGTC's performance and compensation due under the agreement. Accordingly, the Company terminated the agreement pursuant to its terms. AGTC subsequently claimed that it was entitled to a commission on the proposed sale of the Alabama Plant. The Company, on the advice of counsel, believes that AGTC's claim has no merit.

          Alabama Power Company

          In April 1996, the Company entered into a sale and purchase agreement for coal with Alabama Power Company. Under the agreement, the Company has agreed to process coal into coal briquettes and to sell such briquettes to Alabama Power Company at a base price per ton, plus or minus certain adjustments, for a period of five years commencing on January 1, 1997. According to the agreement, Alabama Power Company is required to purchase a base tonnage of 250,000 tons per year until December 31, 1999. There are numerous conditions and obligations to be performed by both parties prior to January 1, 1997 and on an ongoing basis before coal briquettes are required to be purchased by Alabama Power Company. Given the delays associated with the financing and construction of the Alabama Plant, the Company is now in technical default under the agreement. It is uncertain what actions Alabama Power Company will take, if any, in response to the default. The Company's management believes this technical default can be resolved satisfactorily, with no material liability to the Company.




                                    Continued
                                       F-41

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

16.       Fair Value of Financial Instruments

          Statement of Financial Accounting Standards (SFAS) No. 107 requires that the fair market value of certain financial instruments be disclosed in the financial statements. The Company has the following financial instruments that are subject to the provisions of SFAS No. 107:

             Cash and cash equivalents Notes receivable - related parties Notes payable Notes payable - related parties
             Notes receivable - related parties from issuance of common stock

          For each of the financial instruments listed above, the carrying value approximates fair value or the instruments is reflected in the financial statements at fair market value.


17.       Subsequent Events:

          Stock Options and Warrants

          In October 1996, the Company issued warrants to purchase 620,000 shares of common stock at prices ranging from $7 to $30 per share to a stockholder of the Company in association with a private placement of common stock.

          Agreements

               PacifiCorp

               In October 1996, the Company and Alabama Synfuel #1 entered into a letter of intent with an unregulated subsidiary of PacifiCorp, a large, low-cost electric and telephone utility, to purchase the coal briquetting Alabama Plant that will be built and/or acquired by Alabama Synfuels #1. The letter of intent generally provides for an entity designated by PacifiCorp to purchase the Alabama Plant from Alabama Synfuel #1 (or to purchase Alabama Synfuel #1's right to acquire the Alabama Plant) for a one-time $500,000 licensing fee, and a promissory note in the amount of $3,400,000 that will be payable out of the cash flow of the plant, and a per ton royalty fee. The Company will retain up to an 83% interest in

                                    Continued
                                       F-42

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

17.       Subsequent Events, Continued:

          Agreements, Continued

               PacifiCorp, continued

               Alabama Synfuel #1 and will be entitled to its percentage share of all cash distributed by Alabama Synfuel #1.

               The letter of intent also provides for a convertible loan from PacifiCorp to the Company in an amount up to $5,000,000. PacifiCorp would retain a security interest in all of the assets related to the Alabama Plant. The loan if made, may be convertible into Company common stock at a conversion price of $7.00 per share. The Company common stock received upon conversion would be subject to piggyback and demand registration rights.

               The obligations of PacifiCorp and its affiliates are subject to PacifiCorp, the Company and Alabama Synfuel #1 entering into definitive agreements. PacifiCorp will also require favorable tax rulings from the IRS and completion of the Alabama Plant prior to consummating the purchase of the Plant. The funding of the loan is subject to entering into the definitive agreements and the filing of a request for tax rulings from the IRS, which the Company believes will be complete by approximately January 31, 1997.

               In December 1996, PacifiCorp and the Company entered into an additional agreement for the construction of six additional facilities beyond the Alabama Plant. Pursuant to this agreement, PacifiCorp has entered into binding agreements with a third-party for the construction of the additional facilities. Additionally, PacifiCorp has committed $300,000 per plant for a total of $1.8 million to the entities through which PacifiCorp will build the facilities. The commitment was made to facilitate the construction of the facilities with the third- party. All of the facilities will utilize the Briquetting Technology under license agreements with the Company.



                                    Continued
                                       F-43

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

16.       Subsequent Events, Continued:

          Agreements, Continued

               Gallagher

               In November 1996, the Company and Utah Synfuel #1 entered into a letter of intent with Arthur J. Gallagher & Co., an international insurance brokerage and risk management services firm, to purchase the Utah Plant that will be acquired by Utah Synfuels #1. The letter of intent generally provides for an entity designated by Gallagher to purchase the Utah Plant from Utah Synfuel #1 (or to purchase Utah Synfuel #1's right to acquire the Utah Plant) for $2,500,000 (payable upon the satisfaction of certain performance conditions), a one-time $500,000 licensing fee and a per ton royalty fee that will be payable out of the cash flow of the Utah Plant. The Company will retain approximately a 60% interest in Utah Synfuel #1 and will be entitled to its percentage share of all cash distributed by Utah Synfuel #1.

               The obligations of Gallagher and its affiliates are subject to Gallagher, the Company and Utah Synfuel #1 entering into a definitive agreement.

               In December 1996, Gallagher and the Company entered into an additional agreement to construct four additional facilities beyond the two plants contemplated by the letter of intent. Pursuant to this expanded agreement, Gallagher entered into binding agreements with a third-party to construct the additional facilities. All of the facilities will utilize the Briquetting Technology under license agreements with the Company.

               In December 1996, the Company entered into a Debenture Agreement and Security Agreement with AJG Financial Services, Inc., an affiliate of Gallagher, whereby the Company borrowed $1,100,000, and may, under certain circumstances, draw down an additional amount of up to $2,900,000 (for a total borrowed amount of $4,000,000). In consideration for the loan of $1,100,000, the Company issued a Convertible Subordinated Debenture accruing interest at 6% per annum and maturing three years from its date of issuance (the "Subordinated Debenture"). The interest and principal of the Subordinated Debenture is payable on maturity. The Company does not have the right to prepay any portion of the principal of the Subordinated Debenture, and the Company

                                    Continued
                                       F-44

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

17.       Subsequent Events, Continued:

          Agreements, Continued

               Gallagher, continued

               is required to prepay the Subordinated Debenture if a change in control of the Company occurs. All or a portion of the unpaid principal due on the Subordinated Debenture is convertible into Company common stock at a conversion price of $11.00 per share subject to certain adjustments. The Subordinated Debenture is subordinated and junior in right to all other existing indebtedness of the Company which is not expressly pari passu with or subordinated to the Subordinated Debenture. Finally, the Company has granted piggy-back and demand registration rights to AJG Financial Services, Inc. for the Company common stock issued upon conversion of the Subordinated Debenture.

               On January 2, 1997, the Company borrowed $588,683 of the $2,900,000 draw down amount described above. In consideration for the amount drawn down, the Company issued a Senior Debenture in such amount accruing interest at prime plus two percent (2%) and maturing three years from the date of issuance (the "Senior Debenture"). The Senior Debenture is collateralized by all real and personal property purchased by the Company with the proceeds of the Senior Debenture. The proceeds of the Subordinated
               Debenture and the Senior Debenture may be used to satisfy contractual obligations of the Company, for working capital and to purchase equipment to be used to construct coal briquetting facilities to be managed and/or sold by the Company or affiliates of the Company.

               Savage Mojave

               In November 1996, the Company signed a primary contract with Savage Industries, Inc. ("Savage") to form up to two limited liability companies ("LLCs") to be owned 50% by Savage and 50% by the Company, with each LLC entering into a contract with Savage, the Company and a qualified third party contractor for the design, construction, start-up and certification of a coal fines agglomeration facility. All profits and losses of the respective LLCs shall be borne by Savage and the Company according to their respective ownership interest. Savage has the right but not the

                                    Continued
                                       F-45

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

17.       Subsequent Events, Continued:

          Agreements, Continued

               Savage Mojave, continued

               duty to operate the facilities and to provide transportation of the raw materials and the briquettes. The Company in turn will
               (i) provide  its license to the binding  process (at no cost) and
               (ii) provide the binder required to produce the briquettes on a cost plus basis. Performance under the agreement is subject to numerous condition, including, but not limited to establishing a criteria for the design of such facilities and satisfaction of the Section 29 Tax Credit provisions of the Internal Revenue Code of 1986, as amended.

               In November 1996, the Company also entered into an agreement with Savage whereby the Company agreed (i) to license the Briquetting Technology to a limited liability company, to be formed by Savage and Flyash Haulers, Inc., for a monthly licensing fee based upon each ton of qualified fuel produced, all relating to a briquetting facility to be located in Laughlin, Nevada, (ii) to provide, upon request, coal fines to the limited liability company, (iii) to provide technical assistance to the limited liability company, and (iv) to reimburse to Savage, from the monthly license fees, an amount equal to 16% of the cash capital required to upgrade the Laughlin, Nevada facility. The Company does not expect to receive monthly license fees until mid 1997. No assurances can be made that Savage will be successful in the production and sale of synthetic coal. The agreement expires by its terms on December 31, 2009.

          Construction Agreements

          In December 1996, the Company entered into a total of thirteen design and construction agreements (the "1996 Construction Agreements") for the design and construction of eleven new coal fines agglomeration facilities and the retrofiting of two existing facilities (the Utah Plant and Geneva Plant). Depending upon the specific agreement, the contractor is either TIC The Industrial Company, CEntry Constructors, L.C. or Centerline Engineering Corporation, a Lockwood Greene Company. Under two of the 1996 Construction Agreements, the Company is a joint owner with Ferro Resources, L.L.C. The 1996 Construction Agreements are subject to numerous con-

                                    Continued
                                       F-46

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

17.       Subsequent Events, Continued:

          Construction Agreements, Continued

          ditions and no assurances can be given that the Company will be successful in financing or constructing any of the thirteen facilities. The 1996 Construction Agreements generally require that a notice to proceed be issued by the Company (and its co-owner, if any) on or before September 30, 1997 and that the plant be placed in service by June 30, 1998. An advance payment of $250,000 is due at the time a notice to proceed is issued by the Company (and its co-owner, if any). The 1996 Construction Agreements may be terminated at the Company's (and co-owner's, if any) option with a penalty of 6% of the total contract price, if established, or the guaranteed maximum price if the total contract price is not established. If the Company is unsuccessful in obtaining financing or otherwise fails to construct a facility, a penalty would be owed to the contractor. If this were to occur on all thirteen facilities, the Company would be required to pay an aggregate penalty of $3,012,000.

          Indemnification to Lockwood

          In December 1996, the Company entered into six agreements with Lockwood whereby the Company agreed to indemnify Lockwood should it be required to pay liquidated damages to certain third party owners under various design and construction agreements for six coal agglomeration facilities. Under the various design and construction agreements, if the facilities are not completed by June 1, 1998 then $750,000 in liquidated damages would be due and payable. The indemnification agreement will only apply if the third party owners actually decide to build the facilities with Lockwood as the design/builder. The maximum amount of contingent liability to the Company under the indemnification agreements is $4,500,000 ($750,000 per design and construction agreement). If triggered, the payments under the indemnification agreements would not be due and owing until June 2, 1998.



                                    Continued
                                       F-47

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

17.       Subsequent Events, Continued:

          Settlement Agreements

               Kenneth Young

               Effective November 12, 1996, Kenneth Young resigned as Chairman of the Board and Chief Executive Officer of the Company. The
               Company and Kenneth Young have entered into a settlement agreement. Pursuant to the settlement agreement, the Company agreed: (i) to pay Mr. Young $4,000 twice a month through December 31, 1996, (ii) to pay $25,030 in deferred compensation over 24 semi-monthly installments of $1,042 beginning January 1, 1997, (iii) to pay for Mr. Young's medical insurance until December 31, 1997, (iv) to pay $2,500 semi-monthly for 24 payments beginning January 1, 1997 in consideration for consulting services reasonably requested by the Company and Mr. Young's agreement to refrain from any activities in competition with the Company, (v) to allow options representing 50,000 shares of Company common stock at $1.50/share to become fully vested on January 1, 1997 (these options were originally issued under a stock option agreement dated January 1, 1995 relating to 250,000 shares) and (vi) to allow options representing 50,000 shares of Company common stock at $1.50/share to become fully vested on January 1, 1997 (these options were originally issued under a stock option agreement dated January 1, 1995 relating to 62,500 shares, of which the remaining 12,500 shares expired).

               Michael Midgley

               In  November  of 1996,  the  Company  entered  into a  settlement agreement with Michael Q. Midgley. Pursuant to the settlement agreement, the Company agreed: (i) to pay $20,000 in November 1996 and $38,479 in salary, deferred compensation and unused vacation pay over 24 semi-monthly installments of $1,605 beginning November 15, 1996, (ii) to pay $2,500 semi-monthly for 24 payments beginning January 1, 1997 in consideration for consulting services reasonably requested by the Company and Mr. Midgley's agreement to refrain from any activities in competition with the Company, (iii) to allow options representing 50,000 shares of Company common stock to become fully vested on January 1, 1997 (these options were originally issued under a stock option agreement dated January 1, 1995) and (iv) to allow options representing 25,000 shares of

                                    Continued
                                       F-48

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

17.       Subsequent Events, Continued:

          Settlement Agreements, Continued

               Michael Midgley, continued

               Company common stock at $1.50/share to become fully vested on January 1, 1997 (these options were originally issued under a stock option agreement dated January 1, 1996 relating to 50,000 shares, of which the remaining 25,000 shares expired).

Section No.    Exhibit No.    Description                               Location
-----------    -----------    ------------                              --------

2              2.1            Agreement and Plan of Reorganization,         *
                              dated July 1, 1993 between the Company
                              and the Shareholders of R1001

2              2.2            Agreement and Plan of Merger dated            *
                              August 14, 1995 between the Company
                              and Covol Technologies, Inc., a Delaware corporation

2              2.3            Stock Purchase Agreement, dated July 1,       *
                              1993, among the Company, Lloyd C. McEwan,
                              Michael McEwan, Dale F. Minnig and Ted C.
                              Strong regarding the purchase of Industrial
                              Management & Engineering, Inc. and Central
                              Industrial Construction, Inc.

2              2.4            Stock Sale Transaction Documentation,         *
                              effective as of September 30, 1994,
                              between the Company and Farrell F. Larson regarding Limestone Company, Inc.

2              2.5            Stock Purchase Agreement dated February       *
                              1, 1996 by and among the Company, Michael
                              McEwan and Gerald Larson regarding the
                              sale of State, Inc., Industrial Engineering
                              & Management, Inc., Central Industrial
                              Construction, Inc., and Limestone
                              Company, Inc.

2              2.5.1          Amendment to Share Purchase Agreement         *
                              regarding the sale of the Subsidiaries

2              2.5.2          Amendment No. 2 to Share Purchase            **
                              Agreement regarding the sale of the
                              Subsidiaries

3              3.1            Certificate of Incorporation of the Company   *

3              3.1.1          Certificate of Amendment of the Certificate   *
                              of Incorporation of the Company dated
                              January 22, 1996

3              3.2            By-Laws of the Company                        *

3              3.2.1          Certificate of Amendment to Bylaws of the     *
                              Company dated January 31, 1996
---------------------------------
*    Previously filed.

**   Filed herewith.

Section No.  Exhibt No.       Description                               Location
-----------  ----------       -------------                             --------
9              9.1            Special Powers of Attorney Coupled With       *
                              an Interest dated February 1, 1996 between the Company, Gerald Larson and Michael
                              McEwan

10             10.1           License Agreement, dated June 30, 1995,       *
                              between the Company and Greystone
                              Environmental Technologies, relating to
                              the Greystone Joint Venture

10             10.1.1         First Amendment dated January 3, 1996 to      *
                              the License Agreement dated June 30,
                              1995 between the Company and Greystone
                              Environment Technologies

10             10.2           Briquetting Services Agreement, dated         *
                              May 5, 1995, between Geneva Steel Company and the Company

10             10.2.1         Amended and Restated Briquetting Service      *
                              Agreement, dated May 14, 1996, between
                              the Company and Geneva Steel Company

10             10.3           Lease Agreement, dated May 5, 1995            *
                              between Geneva Steel Company, as landlord, and the Company, as tenant

10             10.3.1         First Amendment to Lease Agreement, dated    **
                              May 14, 1996 between Geneva Steel Company, as landlord, and the Company, as tenant

10             10.4           Master Equipment Lease Agreement, dated       *
                              May 4, 1995, between Keycorp Leasing Ltd.
                              and the Company

10             10.5           1995 Stock Option Plan                        *

10             10.5.1         First Amendment to the 1995 Stock             *
                              Option Plan

10             10.6           Employment Agreement, dated January 1,        *
                              1992, with Kenneth M. Young

10             10.7           Employment Agreement, dated July 1, 1992,     *
                              with Russ Madsen

---------------------------------
*    Previously filed.

**    Filed herewith.

Section No.  Exhibit No.      Description                               Location
-----------  -----------      -------------                             --------

10             10.8           Lease Agreement, dated May 31, 1994,          *
                              between the Company and Byrleen Hanson
                              re Carbon County, Utah

10             10.9           Standard Form of Agreement between Owner      *
                              and Design Builder dated December 28,
                              1995 between the Company and Lockwood
                              Greene Engineers, Inc.

10             10.9.1         Notice to Proceed from the Company to         *
                              Lockwood Greene Engineers, Inc. dated
                              January 14, 1996

10             10.9.2         Letter Agreement with Lockwood Greene         *
                              Engineers, Inc. to extend notice dates.

10             10.9.3         Letter dated July 26, 1996 from Lockwood     **
                              Greene Engineers, Inc. and the Memorandum of Understanding between Covol Technology,
                              Inc. and Lockwood Greene Engineers, Inc.
                              dated August 28, 1996

10             10.9.4         Amendment to Standard Form of Agreement      **
                              between Owner and Design/Builder dated
                              December 28, 1995, dated September 16,
                              1996, between the Company and Lockwood
                              Greene Engineers, Inc.

10             10.10          Engagement Letter dated December 18, 1995     *
                              by and between the Company and Smith Barney

10             10.10.1        Termination Letter, dated July 8, 1996,      **
                              from Smith Barney

10             10.11          Letter of Understanding dated January 30,     *
                              1996 between the Company and CoBon
                              Energy, LLC

10             10.11.1        Modification of Letter of Understanding      **
                              dated August 20, 1996 between the Company and CoBon Energy, LLC

10             10.11.2        License Agreement, dated September 10,       **
                              1996, between the Company and CoBon
                              Energy, LLC
----------------------------------
*    Previously Filed.

**   Filed herewith.

Section No.   Exhibit No.     Description                               Location
-----------   ------------    --------------                            --------

10             10.12          Mortgage Note with First Security Bank        *
                              of Utah, N.A. as lender on the Company's executive offices in Lehi, Utah dated
                              January 21, 1992.

10             10.12.1        Loan Authorization and Agreement (Guaranty    *
                              Loan) from the U.S. Small Business
                              Administration.

10             10.13          Promissory Note dated February 15, 1996       *
                              in favor of the Company from Michael
                              McEwan and Gerald Larson

               10.14          [Intentionally Omitted]

10             10.15          Agreement between Alabama Power Company      **
                              and the Company for the Sale and Purchase of Coal, dated April 16, 1996, between the Company and the Alabama Power Company

10             10.16          Employment Agreement, dated June 1, 1996     **
                              with Brent M. Cook

10             10.16.1        Stock Option Agreement dated June 1, 1996    **
                              with Brent M. Cook

10             10.17          Letter Agreement, dated March 6, 1996,       **
                              among the Company, AGTC, Inc., Alpine
                              Coal Company, Inc, and E.J. Hodder &
                              Associates, Inc. regarding services to
                              investigate, identify and participate in site selection

10             10.18          Letter dated July 19, 1996 from the          **
                              Company canceling the Site Identification
                              Agreement

10             10.19          Term Sheet, dated August 22, 1996, from      **
                              Company to Byrleen Hanson regarding
                              purchase of Price, Utah office building

10             10.20          Primary Agreement, dated November 6, 1996,   **
                              between the Company and Savage Industries, Inc.

10             10.20.1        Mojave Agreement, dated November 6, 1996,    **
                              between the Company and Savage Industries, Inc.

------------------------------------

*     Previously filed.

**    Filed herewith.

Section No.  Exhibit No.      Description                               Location
-----------  -----------      ------------                              --------

10             10.21          Release to all claims, dated September 13,   **
                              1996, executed by Maynard Moe

10             10.22          Letter of Understanding, dated September     **
                              13, 1996, between the Company and E.J.
                              Hodder & Associates, Inc. regarding the
                              sale of the Port Hodder facility to the
                              Company

10             10.23          Sublease, dated September 9, 1996, between   **
                              the Company and Parker Towing Company, Inc.
                              regarding the lease of approximately 16
                              acres located in Tuscaloosa County,
                              Alabama

10             10.24          Supply Agreement, dated September 11, 1996,  **
                              among the Company, K-Lee Processing, Inc.
                              and Concord Coal Recovery Limited
                              Partnership

10             10.25          PacifiCorp Financial Services, Inc. Letter   **
                              of Intent (Covol Technologies) dated
                              September 12, 1996

10             10.26          Exclusive Financial Advisor Agreement,       **
                              dated September 16, 1996, between the
                              Company and Coalco Corporation

10             10.27          Settlement Agreement, dated September 17,    **
                              1996, among the Company, Environmental
                              Technologies Group International, Inc.,
                              Larson Limestone Company, Inc., Michael
                              M. Midgley, Mark Hardman, Kenneth M.
                              Young, Irene Larson, Farrell Larson, Gary
                              Burningham and Burningham Enterprises,
                              Inc.

10             10.28          Debenture Agreement and Security Agreement,  **
                              dated December 20, 1996, between AJG
                              Financial Services, Inc. and the Company

10             10.29          Arthur J. Gallagher & Co. Letter of Intent,  **
                              dated November 13, 1996

10             10.30          Lease Agreement, dated December 12, 1996,    **
                              between the Company and UPC, Inc.
                              regarding Price City, Utah property

10             10.31          1996 Standard Form of Agreement between      **
                              Owner and Design/Contractor.

---------------------------------
*     Previously filed.

**    Filed herewith.

Section No.   Exhibit No.     Description                               Location
-----------   -----------     --------------                            --------

10             10.32          Form of Limited Partnership Agreements       **
                              for Alabama Synfuel #1, Ltd. and Utah
                              Synfuel #1, Ltd.


16             16.1           Letter to Securities and Exchange             *
                              Commission, dated March 24, 1995, from
                              Jones, Jensen & Orton & Company,
                              certified public accountants

21             21.1           List of Subsidiaries of the Company           *


27             27.1           Financial Data Schedule                      **

--------------------
*        Previously filed.
**       Filed herewith.

Reports on Form 8-K

                  The Company filed a Form 8-K on June 3, 1996. The information provided in Form 8-K was as follows:

                  New Officers Appointed

     At the June 3, 1996 meeting of the Board of Directors of the Company, the directors received and accepted the resignations of Kirby D. Cochran as President, and Michael Bodon as Secretary of the Company. Both Mr. Cochran and Mr. Bodon also resigned as directors of the Company, all effective as of June 3, 1996. Mr. Cochran's resignation was prompted by health reasons, and Mr. Bodon resigned in order to pursue other career objectives. To fill the vacancies created by the resignations of Mr. Cochran and Mr. Bodon, certain executive officers were appointed to new positions effective June 3, 1996. The following sets forth the new positions of executive officers of the Company with changed positions:

Michael M. Midgley                 President
Alan D. Ayers                      Chief Operating Officer
Brent M. Cook                      Chief Financial Officer
Asael T. Sorensen, Jr.             Secretary and General Counsel

     In connection with the changes described above, Brent M. Cook was hired as Chief Financial Officer of the Company. The following is summary biographical information on Mr. Ayers and Mr. Cook:

     Alan D. Ayers. Mr. Ayers joined the Company in August of 1995 as manager of the Company's investor relations department. From 1993 to 1995, Mr. Ayers was the General Manager for Taylor Maid Beauty Supply ("Taylor Maid"), responsible for the operations of the regional supply company. From 1987 to 1993, he was Director of Operations for Knighton Optical, Inc. ("Knighton"). Taylor Maid and Knighton are not affiliated with the Company. Mr. Ayers received his M.B.A. from the University of Utah.

     Brent M. Cook. Mr. Cook is a Certified Public Accountant. Prior to joining the Company, Mr. Cook was Director of Strategic Accounts-Utah Operations, for PacifiCorp, Inc. ("PacifiCorp"). His responsibilities included the management of revenues of approximately $128 million per year, and seeking out and evaluating strategic growth opportunities for PacifiCorp, including acquisitions and other transactions. Mr. Cook spent more than 12 years with PacifiCorp. PacifiCorp is not affiliated with the Company.

                  New Directors Appointed

     At the June 3, 1996  meeting of the Board of  Directors of the Company Alan
D. Ayers and Brent M. Cook were appointed to fill the two vacant positions on the Board of Directors created by the resignations of Mr. Cochran and Mr. Bodon. Biographical information on Messrs. Ayers and Cook is set forth above.

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                COVOL TECHNOLOGIES, INC.



                                                 By: /s/ BRENT M. COOK
                                                    Brent M. Cook,
                                                    Chief Executive Officer and
                                                    Principal Executive Officer



                                                 By: /s/ STANLEY M. KIMBALL
                                                    Stanley M. Kimball,
                                                    Principal Financial Officer

                                                 Date:  January  10, 1997

                  Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Signature                        Title                                Date


/s/  BRENT M. COOK         Chief Executive Officer (Principal   January 10, 1997
---------------------      Executive Officer)
Brent M. Cook

/s/  RUSS MADSEN           Interim Chairman of the Board and    January 10, 1997
---------------------      Director
Russ Madsen

/s/  STANLEY M. KIMBALL    Chief Financial Officer, Treasurer   January 10, 1997
-----------------------    and Director (Principal Financial
Stanley M. Kimball         and Accounting Officer)


/s/  ALAN D. AYERS         Chief Operating Officer and          January 10, 1997
-----------------------    Director
Alan D. Ayers

/s/  RUSS MADSEN           Vice President Operation and         January 10, 1997
-----------------------    Director
Russ Madsen


/s/  GEORGE W. FORD        Vice President - Research and        January 10, 1997
-----------------------    Development and Director
George W. Ford


/s/  RICHARD C. LAMBERT    Vice President - Sales and           January 10, 1997
-----------------------    Marketing
Richard C. Lambert


/s/ STEVEN BROWN           Vice President of Engineering and    January 10, 1997
-----------------------    Construction and Director
Steven Brown


/s/ DELANCE SQUIRE         Director                             January 10, 1997
-----------------------
DeLance Squire



/s/ RAYMOND J. WELLER      Director                             January 10, 1997
-----------------------
Raymond J. Weller