Form 10-Q
period 1996-12-31
COVOL TECHNOLOGIES INC
filed 1997-02-14
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1996

                                        OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________

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

------------------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class of Stock                                   Amount Outstanding

$.001 par value Common Stock                  7,734,123 Shares of Common Stock
                                                     at December 31, 1996

                            COVOL TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                                                     Page No.

Part I - Financial Information

         Item 1.  Consolidated Financial Statements

                           Balance Sheets................................3
                           Statements of Operations......................4
                           Statements of Cash Flows......................5
                           Notes to Financial Statements.................6


         Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations................................... 9


Part II. - Other Information

         Item 1.  Legal Proceedings.....................................13
         Item 2.  Changes in Securities.................................13
         Item 3.  Defaults upon Senior Securities.......................14
         Item 4.  Submission of Matters to a Vote
                           of Security Holders..........................14
         Item 5.  Other Information.....................................14
         Item 6.  Exhibits and Reports on Form 8-K......................14

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    As of                      As of
                                                                            September 30,               December 31,
                                                                                     1996                       1996
                                                                       ------------------         ------------------
         ASSETS                                                                                          (Unaudited)

Current assets:
   Cash and cash equivalents                                           $          490,106         $          949,289
   Receivables                                                                     77,744                     87,370
   Inventories (Notes 3)                                                          162,757                    217,234
   Notes receivable - related parties, current                                      3,733                      3,132
   Prepaid expenses and other current assets                                       44,733                     51,243
                                                                       ------------------         ------------------
      Total current assets                                                        779,073                  1,308,268
                                                                       ------------------         ------------------
Property, plant and equipment, net of accumulated depreciation                  7,125,245                  9,216,243
                                                                       ------------------         ------------------
Other assets:
   Cash surrender value of life insurance                                         152,112                    152,112
   Notes receivable - related parties, non-current                                700,000                    700,000
   Deposits and other assets                                                       15,642                    125,000
                                                                       ------------------         ------------------
      Total other assets                                                          867,754                    977,112
                                                                       ------------------         ------------------
      Total assets                                                     $        8,772,072         $       11,501,623
                                                                       ==================         ==================
         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                    $        2,183,278         $        2,593,484
   Accrued liabilities                                                            333,936                    461,050
   Notes payable - current                                                        958,086                    621,946
   Notes payable - related parties, current                                       786,000                  1,220,310
                                                                       ------------------         ------------------
       Total current liabilities                                                4,261,300                  4,896,790
                                                                       ------------------         ------------------
Long-term liabilities:
   Notes payable, non-current (Note 5)                                            150,980                  2,247,680
   Deferred compensation                                                          212,612                    215,377
                                                                       ------------------         ------------------
      Total long-term liabilities                                                 363,592                  2,463,057
                                                                       ------------------         ------------------
      Total liabilities                                                         4,624,892                  7,359,847
                                                                       ------------------         ------------------
 Minority interest in consolidated subsidiaries                                 4,380,544                  4,837,392
                                                                       ------------------         ------------------

Commitments (Note 8)

Stockholders' deficit (Note 6):
   Common stock:  $0.001 par value; authorized:  25,000,000
      shares issued and outstanding:  7,610,373 at September
      30, 1996 and 7,734,123 at December 31 1996                                    7,610                      7,734
   Common stock to be issued: 103,750 shares at September
      30, 1996 and 85,000 at December 31, 1996                                        104                         85
   Capital in excess of par value                                              32,780,515                 33,952,892
   Capital in excess of par value - common stock to be issued                     934,896                    632,415
   Accumulated deficit                                                        (21,196,476)               (21,875,778)
   Notes and interest receivable - related parties from issuance of
      or collateralized by common stock (net of allowance)(Note 4)             (7,580,071)                (8,283,480)
   Deferred compensation from stock options                                    (5,179,942)                (5,129,484)
                                                                       ------------------         ------------------
      Total stockholders' deficit                                                (233,364)                  (695,616)
                                                                       ------------------         ------------------
      Total liabilities and stockholders' deficit                      $        8,772,072         $       11,501,623
                                                                       ==================         ==================

                     The accompanying notes are an integral
                  part of the consolidated financial statements

               COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                                                             Three Months               Three Months
                                                                                    Ended                      Ended
                                                                             December 31,               December 31,
                                                                                     1995                       1996
                                                                       ------------------         ------------------

Revenues:
   Briquette sales                                                     $            3,791         $          104,147
                                                                       ------------------         ------------------
      Total revenues                                                                3,791                    104,147
                                                                       ------------------         ------------------
Operating costs and expenses:
   Cost of briquetting operations                                                       0                    364,580
   Research and development                                                       434,894                    105,067
   Selling, general and administrative                                            995,972                    807,314
   Compensation expense on stock options                                          112,021                    312,959
   Compensation expense on issuance of common stock                                23,250                          0
   Write-up of note receivable                                                          0                   (725,000)
   Minority interest in net losses of consolidated subsidiaries                         0                    (18,152)
                                                                       ------------------         ------------------
      Total operating costs and expenses                                        1,566,137                    846,768
                                                                       ------------------         ------------------
         Operating loss                                                        (1,562,346)                  (742,621)
                                                                       ------------------         ------------------
Other income (expense):
   Interest income                                                                 18,492                    127,806
   Interest expense                                                               (14,272)                   (65,876)
   Other income                                                                       549                      1,389
                                                                       ------------------         ------------------
         Total other income                                                         4,769                     63,319
                                                                       ------------------         ------------------
Loss from continuing operations                                                (1,557,577)                  (679,302)

Loss from discontinued operations                                                (149,892)                         0
                                                                       ------------------         ------------------
         Net loss                                                      $       (1,707,469)         $        (679,302)
                                                                       ==================         ==================


Net loss per common share:

   Loss per share from continuing operations                           $           (0.26)          $          (0.09)

   Loss per share from discontinued operations                                     (0.02)                      0.00
                                                                        ----------------           ----------------
Net loss per share (Note 2)                                            $           (0.28)          $          (0.09)

Weighted average shares outstanding                                            6,008,035                  7,711,338
                                                                       =================           ================

                The accompanying notes are an integral
             part of the consolidated financial statements

               COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                                             Three Months               Three Months
                                                                                    Ended                      Ended
                                                                             December 31,               December 31,
                                                                                     1995                       1996
                                                                            -------------                -----------
Cash flows from operating activities:
   Net loss                                                                 $ (1,707,469)                $ (679,302)
      Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                                             38,026                     51,346
         Common stock issued for services                                         264,343                          0
         Write-up of note receivable - related party, collateralized
           by common stock                                                              0                   (725,000)
         Amortization of deferred compensation on stock options                   112,021                    312,959
         Interest earned on notes receivable - related parties,
           collateralized by commom stock                                               0                    (79,909)
         Loss applicable to minority interests in subsidiaries                          0                    (18,152)
   Increase  (decrease)  from changes in assets and  liabilities of continuing operations:
      Receivables                                                                 (56,678)                    (9,626)
      Inventories                                                                 (42,125)                   (54,477)
      Prepaid expenses and other current assets                                     3,586                     (6,510)
      Deposits and other assets                                                         0                   (109,358)
      Accounts payable                                                           (271,758)                   410,206
      Accrued liabilities                                                        (143,012)                   127,114
      Deferred compensation                                                         2,486                      2,765

   Discontinued operations noncash charges and  working
     capital changes                                                               59,101                          0
                                                                            -------------                -----------
         Net cash used in operating activities                                 (1,741,479)                  (777,944)
                                                                            -------------                -----------
Cash flows from investing activities:
   Cash paid for property, plant and equipment                                   (256,841)                (2,142,344)
   Payments of notes receivable - related parties                                       0                        601
   Increase in cash surrender value of life insurance                              (6,250)                         0
   Investing activities of discontinued operations                                (33,688)                         0
                                                                            -------------                 ----------
         Net cash used in investing activities                                   (296,779)                (2,141,743)
                                                                            -------------                 ----------
Cash flows from financing activities:
   Proceeds from issuance of limited partnership interests in subsidiaries              0                    475,000
   Proceeds from issuance of notes payable                                              0                  2,100,000
   Proceeds from notes payable - related parties, collateralized by common stock        0                    500,000
   Payment of notes payable                                                        (7,618)                  (339,440)
   Payment of notes payable - related parties                                     (39,035)                   (65,690)
   Payments from note receivable- related parties, collateralized by
    common stock                                                                  140,000                    101,500
   Proceeds from issuance of common stock                                       2,337,172                    560,000
   Proceeds from of common stock to be issued                                           0                     47,500
   Financing activities of discontinued operations                               (452,039)                         0
                                                                             ------------                 ----------
         Net cash provided by financing activities                              1,978,480                  3,378,870
                                                                             ------------                 ----------

Net (decrease) increase in cash                                                   (59,778)                   459,183

Total cash and cash equivalents, beginning of period:                           1,291,166                    490,106

Cash and cash equivalents, end of period
      Continuing operations                                                       837,840                    949,289
      Discontinued operations                                                     393,548                          0
                                                                             ------------                 ----------
            Total cash and cash equivalents, end of period                      1,231,388                  $ 949,289
                                                                             ============                 ==========
Supplemental schedule of non-cash investing and financing activities:
   Common stock issued for notes receivable                                   $ 6,159,375                  $       0
                                                                             ============                 ==========

                  The accompanying notes are an integral
              part of the consolidated financial statements

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

1.       Management Opinion:

In the opinion of management, the accompanying financial statements present fairly the financial position of Covol Technologies, Inc. and Subsidiaries (the Company) as of September 30, 1996 and December 31, 1996, the results of its operations for the three months ended December 31, 1995 and December 31, 1996 and its cash flows for the three months ended December 31, 1995 and December 31, 1996. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report included in Form 10-K for the year ended September 30, 1996.

2.       Loss Per Share Calculation

Primary average shares include only common shares outstanding. The computation of fully diluted net loss per common share was antidilutive in each period for which a net loss was presented; therefore, the amounts reported for primary and fully diluted loss are the same for those periods.

3.       Inventories

Inventories are stated at the lower of average cost or market, and consist of coal fines available for sale and binder materials.

4.       Change in Estimate of Fair Value of Note Receivable

During the three months ended December 31, 1996, the Company decreased the allowance for impairment on the $5,000,000 face value note receivable from two stockholders by $725,000. The decrease in the allowance was based upon a $3.63 per share increase in the Company's common stock that collateralizes the note receivable. The estimate is subject to future fluctuations due to market changes.

5.       Convertible Debentures

In November of 1996, the Company issued convertible subordinated debentures in the principal amounts of $300,000, $200,000 and $500,000 to Mr. Douglas M. Kinney, Mr. Gordon L. Deane and the Douglas M. Kinney 1999 Retained Annuity Trust, respectively. The convertible subordinated debentures accrue interest at prime plus two percent (2%) with interest and principal payable in full on June 30, 1998. All or a portion of the unpaid principal due on the convertible subordinated debentures is convertible into the Company's common stock. Through a separate subscription agreement, the Company has granted piggy-back registration rights to the investors for Company common stock issued upon conversion of the convertible subordinated debentures. The Company has the right to prepay the principal of the convertible subordinated debentures.

In December 1996, the Company entered into a Debenture Agreement and Security Agreement with AJG Financial Services, Inc. an affiliate of Arthur J. Gallagher ("Gallagher"), whereby the Company borrowed $1,100,000, and may, under certain circumstances, draw down an additional amount of up to $2,900,000 (for a total borrowed amount of $4,000,000). In consideration for the loan of $1,100,000, the Company issued a Convertible Subordinated Debenture accruing interest at 6% per annum and maturing three years from its date of issuance (the "Subordinated Debenture"). The interest and principal of the Subordinated Debenture is payable on maturity. The Company does not have the right to prepay any portion of the principal of the Subordinated Debenture, and the Company is required to prepay the Subordinated Debenture if a change in control of the Company occurs. All or a portion of the unpaid principal due on the Subordinated Debenture is convertible into Company common stock.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

5.       Convertible Debentures, continued

The Subordinated Debenture is subordinated and junior in right to all other existing indebtedness of the Company which is not expressly pari passu with or subordinated to the Subordinated Debenture. Finally, the Company has granted piggy-back and demand registration rights to AJG Financial Services, Inc. for the Company common stock issued upon conversion of the Subordinated Debenture.


6.       Stockholders' Deficit

The table below presents the activity in stockholders' deficit from October 1, 1996 to December 31, 1996.


                         Common Stock                       Common Stock to be issued                 Notes and interest
                         --------------------------         ----------------------------             receivable-related    Deferred
                                                                                                        parties from       compens-
                                               Capital in                     Capital in               issuance of, or      sation
                                                excess of                      excess of  Accumulated   collateralized     on stock
                              Shares   Amount   par value     Shares   Amount  par value     Deficit   by, common stock     options
                            --------   ------   ----------    ------   ------ ---------- ------------  -----------------  ---------
Balance at October 1, 1996  7,610,373  $7,610   $32,780,515   103,750   $104  $934,896  $(21,196,476)     ($7,580,071)  ($5,179,942)

Common stock issued for
cash received in a prior
period.                        43,750      44       349,957   (43,750)  (44) (349,956)

Cash received in payment on                                                                                  101,500
notes receivable - related
parties from issuance of
common stock

Common stock issued for        80,000      80      559,920
cash, including exercise of
stock options and warrants

Common stock to be issued                                     25,000     25     47,475
for cash, including exercise of
stock options and warrants

Deferred compensation                              262,500                                                                 (262,500)
related to the issuance of
stock options at below market
value to officers, directors,
employees and consultants

Amortization of deferred                                                                                                    312,958
compensation on stock
options

Interest earned on notes receivable -                                                                         (79,909)
related parties from issuance
of or collateralized by
common stock

Write-up of notes receivable -                                                                               (725,000)
related party

Net loss for the quarter                                                                       (679,302)
ended December 31, 1996    ________    ______   _________     _______      ____ _________    ___________   ___________   __________
Balance at December
  31, 1996                 7,734,123   $7,734   $33,952,892    85,000      $85   $632,415   ($21,875,778)  ($8,283,480) ($5,129,484)
                           =========   ======   ===========    ======      ====  ========   =============  ============  ===========

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

7. Subsequent Events

On January 2, 1997, the Company drew down $588,683 and on February 4, 1997 the Company drew down an additional $1,313,514 of the available $2,900,000 under the Debentures Agreement with AJG Financial Services, Inc. as described above. In consideration for the amount drawn down, the Company issued Senior Debentures in such amount accruing interest at prime plus two percent (2%) and maturing three years from the date of issuance (the "Senior Debentures"). The Senior Debentures arc collateralized by all real and personal property purchased by the Company with the proceeds of the Senior Debentures. The proceeds of the Subordinated Debentures and the Senior Debentures may be used to satisfy contractual obligations of the Company, for working capital and to purchase equipment to be used to construct coal briquetting facilities to be managed and/or sold by the Company or affiliates of the Company.

8.       Commitments

         In connection with construction agreements entered into by the Company in December, 1996, in order to assure the agreements would be considered binding on the Company, the Company agreed to penalty clauses in the aggregate amount of $3,012,000 if the Company fails to build the facilities. There can be no assurance that the facilities will be built. In connection with licensing agreements entered into by the Company, in December 1996, the Company entered into indemnity agreements with a contractor which may result in a contingent liability of up to $4,500,000 on or after June 2, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS.

Results of Operations

         Three months ended December 31, 1996 compared to three months ended December 31, 1995

                  Revenues

         In the three months ended December 31, 1996, total revenues increased by $100,356 to $104,147 from the $3,791 reported in the comparable period in 1995. The sale of briquettes is primarily attributable to production from the briquetting facility located near Price, Utah (the "Utah Project").

                  Margins, Costs and Expenses

         The Company's operating loss decreased to $679,302 for the first three months of fiscal year 1997 from $1,707,469 loss reported in the comparable period in fiscal year 1996 due largely to: a write- up of the note receivable related to the sale of the Company's previously owned subsidiaries (discontinued operations) in the amount of $725,000; a decrease in research and development expenses of $329,827 due to the Company's focus on commercialization of its technology through the construction and startup of its first full scale briquetting facility; and a decrease in general, selling and administrative expenses of $188,658 related principally to reductions in costs for outside professional services and travel expenses. For a more detailed discussion of the Company's operations, see the Company's Form 10-K for fiscal year ended September 30, 1996.

         Cost of briquetting operations for the three months ended December 31, 1996 was $364,580. No cost was incurred for briquetting operations in the three months ended December 31, 1995. The cost for briquetting operations was substantially more than the revenue generated for the sales of briquettes because the amount includes costs for the continuing refinement and development of the briquetting process and product. Compensation expense on stock options increased $200,938, based upon amortization of deferred compensation during the first quarter of fiscal year 1997. During the three months ended December 31, 1996 the Company underwent significant director and management changes. As an enticement to key executives and directors, the Company granted options at prices below market value. Compensation expense on such stock options was $157,500 based upon the vesting of a portion of the options. For a more detailed discussion of the Company's operations, see the Company's Form 10-K for fiscal year ended September 30, 1996.

                  Net Loss

         For the three months ended December 31, 1996 the Company had a net loss of $679,302 as compared to a net loss of $1,707,469 for the comparable period in 1995. The decrease in the net loss is described above.

Liquidity and Capital Resources

         The Company continues to make progress toward the commercialization of its technology and movement towards becoming an operating company with less emphis on development. Cash used by the Company in operating activities decreased $963,535 during the three months ended December 31, 1996 ($777,944 compared to $1,741,479 for the same period in fiscal year 1996) principally due to an increase of revenues and a decrease in research and development expense and selling, general and administrative expense.

         The Company increased its investment in property, plant and equipment from $256,841 in the three month period ended December 31, 1995 to $2,142,344 in the three months ended December 31, 1996 due principally to the development of the Utah Project. The Company was able to fund these capital expenditures principally through the issuance of common stock, funding through limited partners of Utah Synfuel #1, Ltd. ("Utah Synfuel") of which the Company is the general partner and 60% equity owner and the issuance of notes payable.

         In September 1996, the Company and Alabama Synfuel #1, Ltd. ("Alabama Synfuel") (a limited partnership in which the Company owns 83% and is the general partner) entered into a letter of intent with an unregulated subsidiary of PacifiCorp ("PacifiCorp") to purchase the briquetting facility to be located in Alabama (the "Alabama Project") from Alabama Synfuel for a one time $500,000 licensing fee, a promissory note in the amount of $3,400,000 that will be payable out of the cash flow of the plant, and a per ton royalty fee. In November 1996, the Company and Utah Synfuel entered into a letter of intent with Arthur J. Gallagher & Co., ("Gallagher") to purchase the Utah Project. As of the closing of the sale, the Company anticipates that Gallagher will pay Utah Synfuel an initial payment of $2,500,000 and will enter into a per ton royalty fee payable out of the cash flow of the Utah Project. The Company and Utah Synfuel completed construction of the Utah Project and commenced commercial operations in December, 1996, producing and selling approximately 5,000 tons of coal briquettes prior to the end of calendar year 1996. The Company has not yet closed on the sale of such plants, and there can be no assurance Alabama Synfues and/or that Utah Synfuel will receive the anticipated cash payments from the sale of such plants.

         In connection with construction agreements entered into by the Company in December 1996, in order to assure the agreements would be considered binding on the Company, the Company agreed to penalty clauses in the aggregate amount of $3,012,000 if they failed to build the facilities. There can be no assurance that the facilities will be built. In connection with licensing agreements entered into by the Company, in December 1996, the Company entered into indemnity agreements with a contractor which may result in a contingent liability of up to $4,500,000 on or after June 2, 1998. For a more detailed description of the construction and licensing agreements, see the Company's Form 10-K for fiscal year ended September 30, 1996.

         The Company anticipates that cash flow from (i) the sale of certain coal facilities, (ii) fees for the operation of facilities owned by third parties, (iii) licensing and royalty fees from new plants utilizing the briquetting technology, (iv) the sale of chemical binder to new plants utilizing the briquetting technology, (v) sale of synthetic coal products, (vi) fees from port operations and loading, (vii) cash distributions from its limited partnership interests and (viii) payments on notes receivable will be used to fund working capital and other operating needs. Most of the cash flow from the above sources will not occur until late 1997 and in subsequent years.

         In October 1996, as part of the PacifiCorp letter of intent, PacifiCorp agreed in principal to a convertible loan with the Company in an amount of up to $5,000,000. The Company has not yet drawn down any cash under the loan. If this loan is made, PacifiCorp would retain a security interest in all of the assets related to the Alabama Project. If the loan is made, the loan would be convertible into Company common stock. The Company common stock received upon conversion would be subject to piggy-back and demand registration rights. The obligations of PacifiCorp and its affiliates are subject to PacifiCorp, the Company and Alabama Synfuel entering into definitive binding agreements.

         In November 1996, the Company issued convertible subordinated debentures in the principal amounts of $300,000, $200,000 and $500,000 to Mr. Douglas M. Kinney, Mr. Gordon, L. Deane and the Douglas M. Kinney 1999 Retained Annuity Trust, respectively. The convertible subordinated debentures accrue interest at prime plus two percent (2%) with interest and principal payable in full on June 30, 1998. All or a portion of the unpaid principal due on the convertible subordinated debenture is convertible into Company common stock. Through a separate subscription agreement, the Company has granted piggy-back registration rights to the investors for Company common stock issued upon conversion of the convertible subordinated debentures. The Company has the right to prepay the principal of the convertible subordinated debentures.

         In December 1996, the Company entered into a Debenture Agreement and Security Agreement with AJG Financial Services, Inc. to borrow $4,000,000. In December 1996, $1,100,000 in convertible subordinated debentures were issued and funded, with an additional $2,900,000 in credit available for future draw downs pursuant to Senior Debentures (non-convertible) to be issued by the Company. On January 2, 1997, the Company drew down $588,683 and on February 4, 1997 the Company drew down an additional $1,313,514 of the available $2,900,000. The balance of the $2,900,000 loan will be used for working capital and for the construction and development of coal agglomeration facilities.

         On January 27, 1997, the Company engaged RAS Securities Corp. to act as placement agent on a "best efforts" offering of a minimum aggregate principal amount of $1,000,000 ($3,000,000 maximum) of 8% Convertible Subordinated Debentures of the Company to accredited investors. Such debentures would have an established floor and ceiling conversion price, and the shares issued upon conversion would be entitled to piggy-back and demand registration rights. No assurances can be given that RAS Securities Corp. will be able to place the minimum offering successfully. Such offering is being made only by means of a private offering memorandum and statements relating to such offering herein are neither offers to sell nor solicitation of offers to buy.

         The Company believes that the resources described above will be adequate to meet its obligations in fiscal year 1997, notwithstanding its working capital deficit at December 31, 1996.

Forward Looking Statements

         Statements regarding the Company's expectations as to its liquidity, capital resources and certain other information presented in this Form 10-Q constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting the economy and the Company's industry generally, factors which could cause actual results to differ from expectations include, but are not limited to, the following:

        (i)      The commercial success of the Company's briquetting technology.
        (ii) Procurement of necessary equipment to place facilities into operation.
        (iii)    Securing of necessary sites and raw materials for facilities to be constructed and operated.
        (iv)     Timely construction and completion of facilities.

        (v)      Ability to obtain needed additional capital on terms acceptable to the Company.
        (vi)     Changes in governmental regulation or failure to comply with existing regulation could result in operational shutdowns of its facilities.
        (vii)    The continuance of tax credit availability  under Section 29 of the Internal Revenue Code. (viii) Ability to meet financial commitments under existing contractual arrangements.

         With respect to tax credits  under  Section 29 of the Internal  Revenue
Code of 1986, as amended ("Section 29"), on February 6, 1997, the Treasury Department released the General Explanations of the Administration's Revenue Proposals, which summarizes the tax-related provisions from the President's Fiscal Year 1998 Budget submission to Congress (the "Proposed Federal Budget"). The current version of the Proposed Federal Budget proposes an amendment to a provision of Section 29. Currently, Section 29 requires that facilities producing certain qualified fuels (including solid synthetic fuel produced from coal) that are constructed pursuant to a binding contract in place by December 31, 1996 be placed in service by June 30, 1998. (The "placed in service date" and "binding contract date" have been previously extended on several occasions, most recently by the Small Business Job Protection Act of 1996.) The Proposed Federal Budget proposes that the placed in service date be changed to June 30, 1997 (the "Amendment"). If adopted, the Amendment would materially adversely affect the financial condition of the Company.

         The Company intends to oppose the Amendment together with other interested parties. The Company believes that there will be significant opposition to the Amendment and that the Amendment will likely be removed from the Proposed Federal Budget in the approval process. However, no assurance can be given that the Proposed Federal Budget as it is currently written, along with the corresponding Amendment, will not be approved, or that some other amendment to Section 29 will not be adopted.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

                  None

ITEM 2.           CHANGES IN SECURITIES.

Recent Sales of Unregistered Securities

         The following sets forth all securities issued by the Company within the past fiscal quarter without registering the securities under the Securities Act of 1933, as amended. No underwriters were involved in any stock issuances nor were any commissions or similar fees paid in connection therewith.

         The Company believes that the following issuances of shares of common stock and debentures were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the exemption set forth in
Section 4(2) thereof and the certificate for each such security bears a restrictive legend.

         In November 1996, the Company issued convertible subordinated debentures in the principal amounts of $300,000, $200,000 and $500,000 to Mr. Douglas M. Kinney, Mr. Gordon L. Deane and the Douglas M. Kinney 1999 Retained Annuity Trust, respectively. The convertible subordinated debentures accrue interest at prime plus two percent (2%) with interest and principal payable in full on June 30, 1998. All or a portion of the unpaid principal due on the convertible subordinated debenture is convertible into Company common stock. Through a separate subscription agreement, the Company has granted piggy-back registration rights to the investors for Company common stock issued upon conversion of the convertible subordinated debentures. The Company has the right to prepay the principal of the convertible subordinated debentures. Finally, the investors have represented to the Company that they are "Accredited Investors" as defined under Rule 501 of the Securities Act of 1933, as amended.

         In December 1996, the Company entered into a Debenture Agreement and Security Agreement with AJG Financial Services, Inc., an affiliate of Gallagher ("AJG Financial"), whereby the Company borrowed $1,100,000, and may, under certain circumstances, draw down an additional amount of up to $2,900,000 (for a total borrowed amount of $4,000,000). In consideration for the loan of $1,100,000, the Company issued a convertible subordinated debenture accruing interest at 6% per annum and maturing three years from its date of issuance (the "Subordinated Debenture"). The interest and principal of the Subordinated Debenture is payable on maturity. The Company does not have the right to prepay any portion of the principal of the Subordinated Debenture, and the Company is required to prepay the Subordinated Debenture if a change in control of the Company occurs. All or a portion of the unpaid principal due on the Subordinated Debenture is convertible into Company common stock. The Subordinated Debenture is subordinated and junior in rights to all other existing indebtedness of the Company which is not expressly pari passu with or subordinated to the Subordinated Debenture. Finally, the Company has granted piggy-back and demand registration rights to AJG Financial for the Company common stock issued upon conversion of the Subordinated Debenture.

         On January 2, 1997 and February 4, 1997, the Company borrowed $588,683 and $1,313,544, respectively, of the $2,900,000 draw down loan amount described above. In consideration for the amount drawn down, the Company issued senior debentures in such amounts accruing interest at prime plus two percent (2%) and maturing three years from the date of issuance (the "Senior Debentures"). The Senior Debentures are collateralized by all real and personal property purchased by the Company with the proceeds of the Senior Debentures. The proceeds of the Subordinated Debenture and the Senior Debentures may be used to satisfy contractual obligations of the Company, for working capital and to purchase equipment to be used to construct coal briquetting facilities to be managed and/or sold by the Company or affiliates of the Company.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None

ITEM 5.           OTHER INFORMATION.

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits

                           Those exhibits previously filed with the Securities and Exchange Commission as required by Item 601 of Regulation S-K, are incorporated herein by reference in accordance with the provisions of Rule 12b-32.

                           EX 27.1   Finacial Data Schedule

                  (b)  Reports on Form 8-K

                           No current report on Form 8-K was filed during the quarter.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: February 14, 1997


                                          COVOL TECHNOLOGIES, INC.



                                          By: /s/ Brent M. Cook
                                          --------------------------------------
                                          Brent M. Cook, Chief Executive Officer
                                           and Principal Executive Officer



                                           By: /s/ Stanley M. Kimball
                                           --------------------------
                                           Stanley M. Kimball, Principal
                                            Financial Officer