Form 10-Q/A
period 1996-03-31
COVOL TECHNOLOGIES INC
filed 1997-05-20
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
(Mark One)                       AMENDMENT No. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                                                        OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         AND EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ___________________


                         Commission file number 0-27803

                            COVOL TECHNOLOGIES, INC.
               (Exact name of registrant specified in its charter)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 14 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Stock                                    Amount Outstanding

$.001 par value Common Stock                  7,215,158 Shares of Common Stock
                                                       at March, 31, 1996

                            COVOL TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                                                Page No.

Part I - Financial Information

   Item 1.      Consolidated Financial Statements

                Consolidated Balance Sheets.......................1
                Consolidated Statements of Operations.............2
                Consolidated Statements of Cash Flows.............3
                Notes to Financial Statements.....................5


   Item 2.      Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations.......................................10



Part II - Other Information

   Item 6.      Exhibits and Reports on Form 8-K.................14

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                              --------------------

                                                                                As of                      As of
                                                                              March 31,                September 30,
                                                                                1996                        1995
                                                                          ---------------          ------------------
         ASSETS

Current assets:
   Cash and cash equivalents                                              $             0          $         583,757
   Receivables                                                                      1,443                     22,005
   Inventories                                                                     22,208                          0
   Notes receivable - related parties current                                       8,495                          0
   Prepaid expenses and other current assets                                        7,123                     12,525
                                                                          ----------------         ------------------

Total current assets                                                               39,269                    618,287
                                                                          ----------------         ------------------

Property, plant and equipment, net of accumulated depreciation                  2,980,548                  1,330,300
                                                                          ----------------         ------------------

Other assets:
   Restricted cash                                                                      0                    500,000
   Cash surrender value of life insurance                                         145,862                    139,612
   Deferred tax asset                                                                   0                     23,000
   Deposits and other assets                                                       82,016                     39,463
                                                                          ----------------         ------------------

Total other assets                                                                227,878                    702,075
                                                                          ----------------         ------------------

Net assets - discontinued operations                                                    0                      9,315
                                                                          ----------------         ------------------

Total assets                                                              $     3,247,695          $       2,659,977
                                                                          ================         ==================

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Cash overdraft                                                         $        14,464          $               0
   Accounts payable                                                               966,009                    747,137
   Accrued liabilities                                                            114,894                    286,451
   Notes payable - current                                                         23,785                     26,084
   Notes payable - related parties, current                                     2,506,131                     39,035
                                                                          ----------------         ------------------

 Total current liabilities                                                      3,625,283                  1,098,707
                                                                          ----------------         ------------------

Long-term liabilities:
   Notes payable, non-current                                                     167,739                    176,601
   Deferred compensation                                                          207,188                    201,901
                                                                          ----------------         ------------------

Total long-term liabilities                                                       374,927                    378,502
                                                                          ----------------         ------------------

      Total liabilities                                                         4,000,210                  1,477,209
                                                                          ----------------         ------------------
Commitments and contingencies (notes 6, 7 and 8)

Stockholders' equity (deficit) :
   Common stock:  $0.001 par value; authorized:  25,000,000
      shares issued and outstanding:7,215,158 at March 31, 1996 and
      5,260,042 at September 30, 1995                                               7,215                      5,260
   Common stock to be issued:    0 at March 31, 1996 and
      119,334 shares at September 30, 1995                                              0                        119
   Capital in excess of par value                                              27,509,120                  9,617,512
   Capital in excess of par value - common stock to be issued                           0                    581,881
   Accumulated deficit                                                        (14,123,544)                (7,360,156)
   Notes and interest receivable - related parties from issuance of
      or collateralized by common stock (net of allowance)                    (10,473,128)                  (240,000)
   Deferred compensation from stock options                                    (3,672,178)                (1,421,848)
                                                                          ----------------         ------------------

Total stockholders' equity (deficit)                                             (752,515)                 1,182,768
                                                                          ----------------         ------------------

Total liabilities and stockholders' equity (deficit)                      $     3,247,695          $       2,659,977
                                                                          ================         ==================

                     The accompanying notes are an integral
                 part of the consolidated financial statements

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               -------------------

                                                  Three Months           Three Months            Six Months            Six Months
                                                     Ended                  Ended                  Ended                  Ended
                                                    March 31,              March 31,              March 31,              March 31,
                                                      1996                   1995                   1996                  1995
                                                 ---------------        ---------------        ---------------       --------------

Revenues:
   Coal briquetting sales                        $            0         $        8,213         $        3,741        $       9,798
                                                 ---------------        ---------------        ---------------       --------------

      Total revenues                                          0                  8,213                  3,741                9,798
                                                 ---------------        ---------------        ---------------       --------------

Operating costs and expenses:
   Cost of briquetting operations                       430,326                      0                430,326                    0
   Research and development                              90,357                200,971                525,251              306,358
   Selling, general and administrative                  675,618                358,731              1,671,590              501,178
   Compensation expense on stock options              2,576,910                      0              2,889,869                    0
   Compensation expense on issuance of
    common stock                                         45,873                      0                 69,123                    0
                                                 ---------------        ---------------        ---------------       --------------

      Total operating costs and expenses              3,819,084                559,702              5,586,159              807,536
                                                 ---------------        ---------------        ---------------       --------------

         Operating income (loss)                     (3,819,084)              (551,489)            (5,582,418)            (797,738)
                                                 ---------------        ---------------        ---------------       --------------

Other income (expense):
   Interest income                                       92,861                      0                111,356                    0
   Write-down of note receivable                       (199,575)                     0               (199,575)                   0
   Interest expense                                     (29,776)               (32,944)               (44,048)             (57,685)
   Other income (loss)                                 (144,794)                     0               (144,198)                   0
                                                 ---------------        ---------------        ---------------       --------------

      Total other income                               (281,284)               (32,944)              (276,465)             (57,685)
                                                 ---------------        ---------------        ---------------       --------------

Loss from continuing operations before
  income taxes                                       (4,100,368)              (584,433)            (5,858,883)            (855,423)

Income tax benefit (provision)                          (23,000)                31,000                (23,000)              76,000
                                                 ---------------        ---------------        ---------------       --------------


Loss from continuing operations                      (4,123,368)              (553,433)            (5,881,883)            (779,423)
                                                 ---------------        ---------------        ---------------       --------------

Discontinued operations:
   Income (loss) from discontinued operations
     (less applicable income tax benefit
     (provision) of $(23,000), $31,000,
     and $76,000 respectively)                        (440,588)                 62,855               (590,480)             156,851

   Loss on disposal of discontinued operations        (291,025)                      0               (291,025)                   0
                                                 ---------------        ---------------        ---------------       --------------

Income (loss) from discontinued operations            (731,613)                 62,855               (881,505)             156,851
                                                 ---------------        ---------------        ---------------       --------------

         Net loss                                $  (4,854,981)         $     (490,578)        $   (6,763,388)       $    (622,572)
                                                 ===============        ===============        ===============       ==============

Net loss per common share:
   Loss per share from continuing operations     $       (0.58)         $        (0.13)        $        (0.90)       $       (0.19)
   Income (loss) per share from
      discontinued operations                            (0.10)                   0.01                  (0.13)                0.04
                                                 ---------------        ---------------        ---------------       --------------

Net loss per common share                        $       (0.69)         $       (0.12)         $        (1.03)       $       (0.15)
                                                 ===============        ===============        ===============       ==============

Weighted average shares outstanding                  7,084,704              4,262,609               6,546,244            4,189,613
                                                 ===============        ===============        ===============       ==============

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               -------------------

                                                                                             March 31,              March 31,
                                                                                                1996                   1995
                                                                                            ------------          -------------
Cash flows from operating activities:
   Net loss                                                                                 $ (6,763,388)         $  (622,572)
      Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
         Depreciation and amortization                                                            86,421               40,873
         Common stock issued for services                                                        361,456                    0
         Deferred income taxes                                                                    23,000              488,000
         Write-down of note receivable - related party, collateralized by common stock           199,575                    0
         Amortization of deferred compensation on stock options                                2,889,869                    0
         Loss on disposal of discontinued subsidiaries                                           291,025                    0
         Interest earned on notes receivable - related parties, collateralized by                (88,594)                   0
           common stock
   Increase  (decrease)  from changes in assets and  liabilities  of  continuing operations:
      Receivables                                                                                 20,562               (1,059)
      Inventories                                                                                (22,208)             (14,534)
      Prepaid expenses and other current assets                                                    5,402               (4,275)
      Deposits and other assets                                                                  (42,553)               2,823
      Accounts payable                                                                           218,872              113,448
      Accrued liabilities                                                                       (171,557)             (80,569)
      Deferred compensation                                                                        5,287                4,972

   Discontinued operations noncash charges and working capital changes                          (202,259)              94,303
                                                                                            ------------           ----------

         Net cash provided by (used in) operating activities                                  (3,189,090)              21,410
                                                                                            ------------          -----------

Cash flows from investing activities:
   Cash paid for property, plant and equipment                                                (1,736,669)             (67,802)
   Issuance of notes receivable - related parties                                                 (8,495)                   0
   Increase in cash surrender value of life insurance                                             (6,250)             (12,500)
   Investing activities of discontinued operations                                                     0             (188,854)
                                                                                            ------------          -----------

         Net cash provided by (used in) investing activities                                  (1,751,414)            (269,156)
                                                                                            ------------          -----------

Cash flows from financing activities:
   Proceeds from cash overdraft                                                                   14,464                   0
   Proceeds from note receivable -related parties, collateralized by common stock                164,841             522,565
   Payments on capital lease obligations                                                               0             (27,345)
   Payment on notes payable                                                                      (11,159)            (25,205)
   Payment on notes payable - related parties                                                 (2,169,339)           (311,098)
   Proceeds from issuance of common stock                                                      5,650,531                   0
   Financing activities of discontinued operations                                                     0              28,179
                                                                                            ------------          ----------
         Net cash provided by (used in) financing activities                                   3,649,338             187,096
                                                                                            ------------          ----------
Net decrease in cash                                                                          (1,291,166)            (60,650)

Total cash and cash equivalents, beginning of period:                                          1,291,166             271,883

Cash and cash equivalents, end of period
      Continuing operations                                                                            0             151,648

      Discontinued operations                                                                          0              59,585
                                                                                            ------------          ----------

      Total cash and cash equivalents, end of period                                        $          0          $  211,233
                                                                                            ============          ==========


                     The accompanying notes are an integral
                  part of the consolidated financial statements




                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        --------------------------------


Supplemental schedule of noncash investing and financing activities:
   Common stock issued for notes receivable                                                 $  6,159,375
   Common stock issued to repay advances                                                                          $  45,613
   Common stock issued to repay notes payable                                                                     $ 100,000


   Obligations assumed in connection with sale of subsidiaries                              $  4,636,435
   Note receivable received for subsidiaries (net of imputed interest)                      $  4,349,575



                    The accompanying notes are an integral
                  part of the consolidated financial statements

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       -----------------------------------

1.    Management Opinion

In the opinion of management, the accompanying financial statements present fairly the financial position of Covol Technologies, Inc. and Subsidiaries (the Company) as of September 30, 1995 and March 31, 1996, the results of its operations for the three months and six months ended March 31, 1995 and March 31, 1996 and its cash flows for the six months ended March 31, 1995 and March 31, 1996. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report included in Form 10 for the year ended September 30, 1995.

2.    Loss Per Share Calculation

Primary average shares include only common shares outstanding. The computation of fully diluted net loss per common share was antidilutive in each period for which a net loss was presented.

3.    Inventories

Inventories are stated at the lower of average cost or market and consist of coal fines available for sale and binder materials.

4.    Discontinued Operations

In 1995, the Company made a strategic decision to focus its efforts exclusively on commercializing the synthetic fuel technology (the "Briquetting Technology") and to divest itself of its construction and limestone subsidiaries ("Subsidiaries"). In September 1995, the Board of Directors approved a plan to dispose of the Company's construction and limestone business. Accordingly, on February 1, 1996, the Company entered into a Stock Purchase Agreement (the Agreement) with former principals of IME, State, CIC and Larson (Buyers) to sell all of the common shares of the subsidiaries to the Buyers for a $5,000,000 face value 6% promissory note (the Note). Under the terms of the Agreement, the Company agreed to pay off $3,500,000 of accounts payable and lines of credit outstanding in the subsidiaries. One of the Buyers is the son of a director of the Company at the time of the transaction. The Note is collateralized by 100,000 shares of the Company's common stock owned by the Buyers and held by the Company, 100,000 shares of the Company's common stock committed by the Buyers to be provided to the Company, and personal guarantees of the Buyers. Because the
Note includes a favorable interest rate for the Buyers, the Company has calculated the present value of the Note using a market rate of 10.25% over the term of the Note. The effect of discounting the Note at 10.25% is to reduce the Note to $4,349,575 as of the date of the Agreement. The discount on the Note was include in the estimated loss on disposal of discontinued operations.

Because the Note is collateralized by the Company's common stock, the Note is reflected in the consolidated financial statements as a reduction to stockholders' equity (or an increase in the stockholders' deficit). Additionally, the Note is adjusted to reflect subsequent increase or decrease in the fair value of the Company's stock held as collateral. Because of a decrease in the trading price of the Company's common stock subsequent to the date of the Agreement, an allowance of $199,575 is reflected in the Company's consolidated financial statements as of March 31, 1996. Subsequent changes in the value of the collateral will be reflected in the consolidated statement of operations as an increase or decrease to the Note.

                   COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

4. Discontinued Operations,   continued

The results of the construction and limestone operations have been classified as discontinued operations for all periods presented in the Consolidated Statements of Operations. The assets and liabilities of the discontinued operations have been classified in the Consolidated Balance Sheets as "Net assets - discontinued operations." Discontinued operations have also been segregated for all periods presented in the Consolidated Statements of Cash Flows.

                    COVOL TECHOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ----------------------------------------

5.    Stockholders' Deficit
The table below presents the activity in stockholders' deficit from January 1, 1996 to March 31, 1996.


                    COVOL TECHOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ----------------------------------------



                                       Common Stock                                       Notes and interest
                                                                                         receivable-related
                                                        Capital in                     parties from issuance      Deferred
                                                        in excess        Accumulated   of, or collateralized    compensation
                                Shares        Amount    par value         Deficit         by common stock          options
                              ----------     -------  -------------    -------------- -----------------------  ---------------
Balance at January 1, 1996     6,979,626     $6,979    $18,935,432     ($9,268,563)         ($6,234,535)        ($1,108,888)

Common stock issued for          232,325        233      3,387,618
 cash, including exercise
 of stock options and
 warrants

Deferred compensation                                    2,743,284                                               (2,743,284)
 related to the issuance
 of stock options at
 below market value to
 officers, directors,
 employees and
 consultants

Compensation expense                                     2,396,916
 related to the issuance
 of stock options at
 below market value

Amortization of deferred                                                                                            179,994
 compensation on stock
 options

Interest earned on notes                                                                        (88,593)
 receivable - related
 parties from issuance of
 or collateralized by
 common stock

Note receivable -                                                                            (4,349,575)
 related parties,
 collateralized by common
 stock

Write-down of note                                                                              199,575
 receivable - related
 parties, collateralized
 by common stock

Compensation expense               3,207          3         45,870
 related to the issuance
 of stock for services

Net loss for the quarter                                                (4,854,981)
 ended March 31, 1996
                          ---------------------------------------------------------------------------------------------------
Balance at March 31, 1996      7,215,158      7,215     27,509,120     (14,123,544)         (10,473,128)         (3,672,178)
                          ===================================================================================================

                                       7

                    COVOL TECHOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ----------------------------------------

6. Construction Agreements

In December 1995, the Company entered into a design and construction agreement with Lockwood Greene Engineers, Inc. ("Lockwood") to design and build the Utah Plant. The Company paid Lockwood an advance payment of $500,000 on the facility on February 9, 1996. The total cost of the Utah Plant to the Company is expected to be $3,600,000. Lockwood and the Company have agreed to cooperate with each other in future projects by either party in the field of coal agglomeration or metallic recovery. Also in December 1995, the Company entered into additional contracts to design and build additional facilities with Lockwood.

7. Coal Venture

On January 30, 1996, the Company entered into a letter of understanding with CoBon Energy, L.L.C. ("CE"), a Utah professional service company based in Salt Lake City, Utah, to form five entities to commercialize and exploit the Briquetting Technology for the production of coal briquettes.

8.    Contingencies

Larson Limestone

In May of 1995 the Company's wholly owned subsidiary, Larson Limestone Company, Inc. ("Larson"), filed a complaint in the Fourth Judicial District Court in and for the County of Utah, State of Utah against Farrell Larson, Larson's former president and director. In January, 1996 the complaint was amended to add the Company as a plaintiff. In addition Irene Larson, Gary Birmingham d.b.a. Birmingham and Company, and Birmingham Enterprises, Inc. were added as defendants . The plaintiffs allege that defendants misrepresented facts and made material omissions in connection with the sale of 50% of Larson to the Company in 1994. Furthermore, plaintiffs allege that the share purchase agreement was breached by defendant Farrell Larson and that state securities laws were violated. The complaint seeks to enjoin Farrell Larson from harassing the Company and seeks an order releasing all collateral held to secure plaintiff's performance including the 50% of Larson held in escrow as security for the note given by the Company in the purchase of Larson, and damages of not less than $325,000 treble damages in accordance with Utah securities laws, punitive damages of $1,000,000 and costs. The suit is in the discovery phase. Subject to conducting further discovery, the Company intends to vigorously pursue an award of damages against the defendants in this case. In February 1996, Farrell Larson and Irene Larson filed counterclaims against the Company asserting breach of contract by the Company and Larson in respect to the agreements through which the Company purchased Farrell Larson's 50% interest in Larson; breach of the covenant of good faith and fair dealing with respect to the same contracts; interference with contractual and economic relations; defamation, which relates to alleged statements by the Company concerning the litigation, either just prior to or during the litigation; breach of fiduciary duty, alleging that the Company owed Farrell Larson a fiduciary duty with respect to the conduct of business of Larson; and in violation of Larson's bylaws. In their counterclaim, Farrell Larson and Irene Larson ask for the forfeiture of the shares of Larson acquired by the Company, for management of Larson to be reinstated as directed by Farrell Larson, for reimbursement of all attorney fees and costs incurred by Farrell Larson, for an order allowing Farrell Larson to foreclose on collateral held under the Share Purchase Agreement with the Company, for final payment of $325,000 under other contracts between the Company and Farrell Larson, and other unspecified amounts of actual and punitive damages. The Company believes that all payments due to Farrell Larson have been made or have been deposited with the court to be held pending the resolution of the litigation. The Company intends to vigorously defend all counterclaims filed against it. However, the Company is currently conducting further discovery activities with respect to the counterclaims. The remaining defendants have answered the complaint and did not assert counterclaims, but may assert counterclaims in the future.

                   COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

8.    Contingencies, continued

In connection with the facts at issue in the Company's action against Farrell Larson, in January 1996 Farrell Larson and his wife, Irene Larson, filed a new lawsuit in the Fourth Judicial District Court in and for Utah County, State of Utah against among other defendants, Michael Midgley (the Chief Financial Officer of the Company and President and Director of Larson), Mark Hardman (a Vice-President and Director of Larson), and Kenneth M. Young (the Company's Chairman of the Board and former President). This complaint includes three causes of action: (1) interference with Larson's business relations, (2) defamation, and (3) breach of fiduciary duty. The factual basis for these claims for relief are substantially the same as the facts at issue in the Company's action against Farrell Larson. Accordingly, the Court has consolidated these two cases at the Company's request so that all of the related issues will be resolved together. The Company believes that all acts alleged as basis for liability against Messrs. Midgley, Hardman, and Young were performed by them in the course and scope of their employment for the Company and Larson.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Explanation of Amendment

The financial statements of the Company for the period ended March 31, 1996 have been restated to be consistent with certain adjustments made in connection with the audit of the fiscal year ended September 30, 1996 and to provide a proper basis of comparison with future financial statements.

Results of Operations

Three months ended March 31, 1996 compared to three months ended March 31, 1995

Revenues

Total revenues decreased by $8,213 during the three months ended March 31, 1996 from the $8,213 reported in the comparable period in 1995. During the 1995 period, the Company was in the process of liquidating its "Clean Coal" inventory, which accounted for the revenue in 1995. No revenue was generated during the 1996 period since production had not begun nor were any assets sold. As described in "Liquidity and Capital Resources" below, the Company has entered into an agreement to sell its construction and limestone businesses ("Subsidiaries"). The revenues for the construction and limestone businesses are included in the line item "Income (loss) from discontinued operations".

Margins, Costs and Expenses

The Company's operating loss increased in the 1996 period from $551,489 to $3,819,084 from the comparable period in 1995 due in part to the recognition of compensation expense of $2,576,910 on stock options and compensation expense on issuance of common stock of $45,873. Selling, general and administrative expense increased by $316,887 or approximately 88% from the $358,731 ended in the comparable period in 1995 . This increase is due to the Company's increase in staff, the related costs associated with licensing and exploiting the Briquetting Technology and the administration costs associated with the Geneva briquetting plant. The Company incurred $430,326 for briquetting operations that did not occur in the comparable 1995 period because the Geneva plant was not yet operational. Research and development expenses decreased $110,614 principally due to a reduction in activity in the development of the Briquetting Technology in the three month 1996 period relative to the 1995 period.

Net Loss

Net loss increased for the three months ended March 31, 1996 by $4,364,403 as compared to the three months ended March 31, 1995. The loss is primarily due to the differences as explained above. Additionally, in the 1996 period the Company recognized a write down on the note receivable from the sale of its subsidiaries of $199,575. Discontinued operations contributed a net loss of $440,588 and the company recognized a loss on the disposal of discontinued operations of $291,025 for the three month period ended March 31, 1995.

Results of Operations

Six months ended March 31, 1996 compared to six months ended March 31, 1995

Revenues

Total revenues from the sale of "Clean Coal" and the testing of other coal products decreased to $3,741 in 1996 from the $9,798 reported in the previous year. As described in "Liquidity and Capital Resources" below, the Company has entered into an agreement to sell its construction and limestone businesses. The revenues for the construction and limestone businesses are included in the line item "Income (loss) from discontinued operations".

Margins, Costs and Expenses

The Company's operating costs increased to $5,586,159 in the 1996 period from $807,536 in the comparable period in 1995. This is due in part to the recognition of compensation expense of $2,889,869 on stock options and compensation expense on issuance of common stock of $69,123. The Company incurred $430,326 for briquetting operations that did not occur in the comparable 1995 period. The Company's research and development expenditures increased $218,893 or approximately 71% for the six month's ended March 31, 1996 as a result of increased expenses relating to the coal and revert Briquetting Technology, primarily during the first quarter. Selling, general and administrative expenses increased by $1,170,412 or 234% during the period ended March 31, 1996 from the comparable period ended March 31, 1995 due to the Company's increase in staff, the related costs associated with licensing and exploiting the Briquetting Technology and the administrative costs associated with the Geneva briquetting plant.

Net Loss

Net loss increased from $622,572 in 1995 to $6,763,388 in 1996. The increased loss is primarily due to the differences as explained above. Additionally, in the 1996 period the Company recognized a write down on the note receivable from the sale of its subsidiaries of $199,575. The construction companies contributed a net profit of $156,851 in 1995 and a net loss, including losses from disposal, of $881,505 in 1996.

Liquidity and Capital Resources

During the six months ended March 31, 1996, the Company was increasing its research and development expenditures, increasing its staff and their related costs, as well as starting up its Geneva plant. As a result the Company's operating activities used $3,189,090 of cash compared to a cash surplus of $21,410 for the six months ended March 31, 1995. Expenditures for new property, plant and equipment increased in the 1996 period to $1,736,669 from $67,802 in the 1995 period. During the 1996 period the Company was making down payments on equipment to be used in its coal briquetting plants as well as paying for the onsite engineering costs associated with these plants. The Company was able to fund this growth through the issuance of common stock.

In 1995, the Company made a strategic decision to focus its efforts exclusively on commercializing the Briquetting Technology and to divest itself of its construction and limestone subsidiaries ("Subsidiaries"). In September 1995, the Board of Directors approved a plan to dispose of the Company's construction and limestone businesses. Accordingly, on February 1, 1996, the Company entered into a Stock Purchase Agreement (the Agreement) with former principals of IME, State, CIC and Larson (Buyers) to sell all of the common shares of the subsidiaries to the Buyers for a $5,000,000 face value 6% promissory note (the Note). Under the terms of the Agreement, the Company agreed to pay off $3,500,000 of accounts payable and lines of credit outstanding in the subsidiaries. One of the Buyers is the son of a director of the Company at the time of the transaction. The Note is collateralized by 100,000 shares of the Company's common stock owned by the Buyers and held by the Company, 100,000 shares of the Company's common stock committed by the Buyers to be provided to the Company, and personal guarantees of the Buyers. Because the Note includes a favorable interest rate for the Buyers, the Company has calculated the present value of the Note using a market rate of 10.25% over the term of the Note. The effect of discounting the Note at 10.25% is to reduce the Note to $4,349,575 as of the date of the Agreement. The discount on the Note was included in the estimated loss on disposal of discontinued operations.

Because the Note is collateralized by the Company's common stock, the Note is reflected in the consolidated financial statements as a reduction to stockholders' equity (or an increase in the stockholders' deficit). Additionally, the Note is adjusted to reflect subsequent increases or decreases in the fair value of the Company's stock held as collateral. Because of a decrease in the trading price of the Company's common stock subsequent to the date of the Agreement, an allowance of approximately $199,575 is reflected in the Company's consolidated financial statements as of March 31, 1996. Subsequent changes in the value of the collateral will be reflected in the consolidated statement of operations and as an increase or decrease to the Note.

The result of the construction and limestone operations have been classified as discontinued operations for all periods presented in the Consolidated Statements of Operations. The assets and liabilities of the discontinued operations have been classified in the Consolidated Balance Sheets as "Net assets - discontinued operations." Discontinued operations have also been segregated for all periods presented in the Consolidated Statements of Cash Flows.

The Company is currently in negotiations to produce revert briquettes for Geneva according to specifications supplied by Geneva. Cash flows from operations, principally the gross profit from sales to Geneva under the Geneva agreement, the sale of the Section 29 tax credits to third parties and cash payments under the Greystone agreement, are expected to fund working capital needs for approximately eighteen months, excluding the capital required to exploit the Briquetting Technology.

The Company is presently offering units of the Company's common stock to accredited investors at a purchase price of $71.50 per unit in amounts of $100,000 or greater. A unit consists of five shares of restricted common stock and one A warrant with an exercise price of $25.00, one B warrant with an exercise price of $30.00 and one C warrant with an exercise price of $35.00. Such offering is only made by means of an offering memorandum and statements related to such offering herein are neither offers to sell or solicitations of offers to buy. During the three month period ended March 31, 1996, the Company raised $3,244,237 in this private placement of common stock and is also exploring various sources of working capital to fund the exploitation of the Briquetting Technology over the next 18 months, including additional private or public offerings of equity or debt securities and the outright sale of the coal agglomeration plants to third parties.

In May, 1995, the Company secured financing in the form of an $825,000 master equipment lease funded by a commercial bank to equip its initial briquetting plant at Geneva's facilities and simultaneously entered into a lease with Geneva wherein the Company has the right to operate the facility. The Company has the option to purchase the equipment from the bank at the end of the lease term.

The Company will be required to obtain significant financing to establish future commercial briquetting plants, whether directly or through joint venture partners or licenses.

On December 28, 1995, the Company entered into Design and Construction Agreements ("Agreements") with an engineering firm to design and build twenty-two coal fines agglomeration facilities ("Facilities"). As required by the Agreements the Company has given notice to proceed on the first contract for a Facility to be located in Utah. The Company has paid the engineering firm an advance payment of $500,000 on the first Facility. The total cost of the first Facility is contractually limited to $17,000,000. In the event that the Agreement is terminated by the Company on the first Facility, a penalty of 6% of the total cost of the Facility will be payable to the engineering firm. The terms of the remaining twenty-one Agreements are similar to the first Agreement; however, the Company did not provide notice to the engineering firm in accordance with those Agreements. On February 5, 1996, the Company and the engineering firm amended the remaining Agreements to allow for notice to be provided to the engineering firm by May 31, 1996. Essentially, for each Agreement which the Company provides the required notice, the Company will be obligated for either the total cost of the Facility if built (not to exceed $17,000,000), or 6% of the total cost if the Agreement is terminated by the Company.

As of May 3, 1996, the Company does not have sufficient capital resources available to implement the Agreements, including the 6% of the total cost of the facility.

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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
Those exhibits previously field with the Securities and Exchange Commission as required by Item 601 of Regulation S-K, are incorporated herein by reference in accordance with the provisions of Rule 12b-32.

Exhibit 27        Financial Data Schedule

(b)   Reports on Form 8-K
There have been no reports on Form 8-K filed during the quarter for which this report is filed.

SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 1997


COVOL TECHNOLOGIES, INC.




                              By:/s/ Brent M. Cook
                              -------------------------------------
                              Brent M. Cook, Chairman of the Board
                              Chief Executive Officer and Principal
                              Executive Officer


                              By: /s/ Stanley M. Kimball
                              --------------------------------------
                              Stanley M. Kimball,
                              Principal Financial Officer