Form 10-Q
period 1997-03-31
COVOL TECHNOLOGIES INC
filed 1997-05-20
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from ___________________to ________________

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

   Class of Stock                                      Amount  Outstanding

$.001 par value Common Stock                 7,944,870 Shares of Common Stock
                                                         at May 8, 1997

                            COVOL TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                                                     Page No.

Part I - Financial Information

   Item 1.      Consolidated Financial Statements (Unaudited)


                Consolidated Balance Sheets........................1
                Consolidated Statements of Operations..............2
                Consolidated Statements of Cash Flows..............3
                Notes to Financial Statements......................4


   Item 2.      Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations.........................................9



Part II - Other Information

   Item 1.      Legal proceedings................................14
   Item 2.      Changes in securities............................14
   Item 3.      Defaults upon senior securities..................15
   Item 4.      Submission of matters to a vote..................15
                 of security holders
   Item 5.      Other information................................15
   Item 6.      Exhibits and reports on Form 8-K.................16



This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act. The cautionary language regarding forward looking statements set forth in Item 2 of Part I of this report should be carefully reviewed in connection with the review of any portion of this report.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                         ------------------------------

                                                                               As of                      As of
                                                                             March 31,               September 30,
                                                                                1997                      1996
                                                                         -----------------         ------------------
         ASSETS

Current assets:
   Cash and cash equivalents                                             $          44,253         $          490,106
   Receivables                                                                      32,084                     77,744
   Inventories                                                                     363,594                    162,757
   Advances on inventory                                                           750,000                          0
   Notes receivable - current                                                      362,995                          0
   Notes receivable - related parties, current                                       1,732                      3,733
   Prepaid expenses and other current assets                                        82,535                     44,733
                                                                         -----------------         ------------------
Total current assets                                                             1,637,193                    779,073
                                                                         -----------------         ------------------
Property, plant and equipment, net of accumulated depreciation                   8,031,556                  7,125,245
                                                                         -----------------         ------------------
Other assets:
   Cash surrender value of life insurance                                          152,112                    152,112
   Notes receivable - non-current                                                3,161,733                          0
   Notes receivable - related parties, non-current                                 672,125                    700,000
   Deposits and other assets                                                       107,010                     15,642
                                                                         -----------------         ------------------
Total other assets                                                               4,092,980                    867,754
                                                                         -----------------         ------------------
Total assets                                                             $      13,761,729         $        8,772,072
                                                                         =================         ==================
         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                      $       1,005,750         $        2,183,278
   Payable for coal briquetting equipment                                        1,402,040                          0
   Accrued liabilities                                                             518,617                    333,936
   Notes payable - current                                                         573,545                    958,086
   Notes payable - related parties, current                                        895,470                    786,000
                                                                         -----------------         ------------------
Total current liabilities                                                        4,395,422                  4,261,300
                                                                         -----------------         ------------------
Long-term liabilities:
   Notes payable and convertible debentures - non-current                        4,847,133                    150,980
   Deferred compensation                                                           218,179                    212,612
                                                                         -----------------         ------------------
Total long-term liabilities                                                      5,065,312                    363,592
                                                                         -----------------         ------------------
Total liabilities                                                                9,460,734                  4,624,892
                                                                         -----------------         ------------------
Minority interest in consolidated subsidiaries                                   4,589,470                  4,380,544
                                                                         -----------------         ------------------
Commitments and contingencies (notes 3 and 7)

Stockholders' deficit:
   Common stock:  $0.001 par value; authorized:  25,000,000
      shares issued and outstanding:  7,944,870 at March 31, 1997
       and 7,610,373 at September 30, 1996                                           7,945                      7,610
   Common stock to be issued: 0 shares at March 31, 1997
      and 103,750 at September 30, 1996                                                  0                        104
   Capital in excess of par value                                               35,397,078                 32,780,515
   Capital in excess of par value - common stock to be issued                            0                    934,896
   Accumulated deficit                                                        (22,636,787)               (21,196,476)
   Notes and interest receivable - related parties from issuance of
      or collateralized by common stock (net of allowance) (note 4)            (7,587,966)                (7,580,071)
   Deferred compensation from stock options                                    (5,468,745)                (5,179,942)
                                                                         ----------------          -----------------
Total stockholders' deficit                                                      (288,475)                  (233,364)
                                                                         ----------------          -----------------
Total liabilities and stockholders' deficit                              $     13,761,729          $       8,772,072
                                                                         ================          =================

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                               -------------------

                                                 Three months         Three months           Six months               Six months
                                                     Ended               Ended                 Ended                    Ended
                                                   March 31,            March 31,             March 31,                March 31,
                                                     1997                1996                   1997                     1996

Revenues:
   License fee                                  $     1,400,000    $             0        $      1,400,000        $              0
   Synthetic fuel sales                                  20,194                  0                 124,341                   3,741
   Returns on synthetic fuel sales                      (82,500)                 0                 (82,500)                      0
   Binder sales                                           4,017                  0                   4,017                       0
                                                ---------------    ---------------        ----------------        ----------------
Total revenues                                        1,341,711                  0               1,445,858                   3,741

Operating costs and expenses:
   Cost of briquetting operations                       385,112            430,326                 749,692                 430,326
   Research and development                              65,396             90,357                 170,463                 525,251
   Selling, general and administrative                  422,523            675,618               1,229,837               1,671,590
   Compensation expense on stock options                235,739          2,576,910                 548,698               2,889,869
   Compensation expense on issuance of
      common stock                                       40,500             45,873                  40,500                  69,123
   Minority interest in income of
      consolidated subsidiaries                         169,078                  0                 150,926                       0
                                                ---------------    ---------------        ----------------        ----------------
Total operating costs and expenses                    1,318,348          3,819,084               2,890,116               5,586,159
                                                ---------------    ---------------        ----------------        ----------------

         Operating income (loss)                         23,363         (3,819,084)             (1,444,258)             (5,582,418)
                                                ---------------    ---------------        ----------------        ----------------
Other income (expense):
   Write-down of note receivable (note 4)              (775,000)          (199,575)                (50,000)               (199,575)
   Interest income                                      131,781             92,861                 259,587                 111,356
   Interest expense                                    (140,021)           (29,776)               (205,897)                (44,048)
   Other income (expense)                                 3,064           (144,794)                  4,453                (144,198)
   Loss on sale of assets                                (4,196)                 0                  (4,196)                      0
                                                ---------------    ---------------        ----------------        ----------------
Total other income (expense)                           (784,372)          (281,284)                  3,947                (276,465)
                                                ---------------    ---------------        ----------------        ----------------
Loss from continuing operations before
  income taxes                                         (761,009)        (4,100,368)             (1,440,311)             (5,858,883)
Income tax provision                                          0            (23,000)                      0                 (23,000)
                                                ---------------    ---------------        ----------------        ----------------
Loss from continuing operations                        (761,009)        (4,123,368)             (1,440,311)             (5,881,883)
                                                ---------------    ---------------        ----------------        ----------------
Discontinued operations:
   Loss from discontinued operations                          0           (440,588)                      0                (590,480)
   Loss on disposal of discontinued operations                0           (291,025)                      0                (291,025)
                                                ---------------    ---------------        ----------------        ----------------
Income (loss) from discontinued operations                    0           (731,613)                      0                (881,505)
                                                ---------------    ---------------        ----------------        ----------------
Net loss                                        $      (761,009)   $    (4,854,981)       $     (1,440,311)       $     (6,763,388)
                                                ===============    ===============        ================        ================
Net loss per common share:
   Loss per share from continuing operations    $         (0.10)   $         (0.58)       $          (0.19)       $          (0.90)
   Loss per share from discontinued operations             0.00              (0.10)                   0.00                   (0.13)
                                                ---------------    ---------------        ----------------        ----------------
Net loss per share (note 2)                     $         (0.10)   $         (0.69)       $          (0.19)       $          (1.03)
                                                ===============    ===============        ================        ================
Weighted average shares outstanding                   7,854,178          7,084,704               7,785,579               6,546,244
                                                ===============    ===============        ================        ================



                     The accompanying notes are an integral
                  part of the consolidated financial statements

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                        ---------------------------------

                                                                                   Six Months Ended         Six Months Ended
                                                                                          Ended                   Ended
                                                                                         March 31,               March 31,
                                                                                            1997                    1996

Cash flows from operating activities:
   Net loss                                                                      $        (1,440,311)     $       (6,763,388)
      Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                                       104,345                  86,421
         Common stock issued for services                                                     40,500                 361,456
         Write-down of note receivable                                                        50,000                 199,575
         Amortization of deferred compensation on stock options                              548,698               2,889,869
         Loss on disposal of discontinued subsidiaries                                             0                 291,025
         Interest earned on notes receivable - related parties,
           collateralized by common stock                                                   (160,895)                (88,594)
         Loss on sale of equipment                                                             4,196                       0
         Deferred income taxes                                                                     0                  23,000
         Gain applicable to minority interests in subsidiaries                               150,926                       0
   Increase (decrease)  from changes in assets and  liabilities of  continuing operations:
      Receivables                                                                             45,660                  20,562
      Inventories                                                                           (200,837)                (22,208)
      Advances on inventory                                                                 (750,000)                      0
      Prepaid expenses and other current assets                                              (37,802)                  5,402
      Deposits and other assets                                                              (91,368)                (42,553)
      Accounts payable                                                                    (1,177,528)                218,872
      Payable for coal briquetting equipment                                               1,402,040                       0
      Accrued liabilities                                                                    184,681                (171,557)
      Deferred compensation                                                                    5,567                   5,287
   Discontinued operations non-cash charges and working capital changes                            0                (202,259)
                                                                                 -------------------      ------------------
Net cash used in operating activities                                                     (1,322,128)             (3,189,090)
                                                                                 -------------------      ------------------
Cash flows from investing activities:
   Cash paid for property, plant and equipment                                            (4,514,852)             (1,736,669)
   Issuance of notes receivable                                                              (49,456)                      0
   Issuance of notes receivable - related parties                                                  0                  (8,495)
   Proceeds from notes receivable                                                             24,728                       0
   Proceeds from notes receivable - related parties                                           29,876                       0
   Increase in cash surrender value of life insurance                                              0                  (6,250)
                                                                                 -------------------      ------------------
Net cash used in investing activities                                                     (4,509,704)             (1,751,414)
                                                                                 -------------------      ------------------
Cash flows from financing activities:
   Proceeds from cash overdraft                                                                    0                  14,464
   Proceeds from issuance of limited partnership interests in subsidiaries                   350,000                       0
   Payments on distribution to limited partnership interests in subsidiaries                (292,000)                      0
   Proceeds from notes payable                                                             4,710,721                       0
   Proceeds from notes payable - related party                                               109,470                       0
   Payment on notes payable                                                                 (260,713)                (11,159)
   Payment on notes payable - related parties                                                      0              (2,169,339)
   Proceeds from note receivable - related parties collateralized by common stock            103,000                 164,841
   Proceeds from issuance of common stock (net)                                              665,501               5,650,531
                                                                                 -------------------      ------------------
Net cash provided by financing activities                                                  5,385,979               3,649,338
                                                                                 -------------------      ------------------
Net decrease in cash                                                                        (445,853)             (1,291,166)
                                                                                 -------------------      ------------------
Total cash and cash equivalents, beginning of period                                         490,106               1,291,166
                                                                                 -------------------      ------------------
Total cash and cash equivalents, end of period                                   $            44,253      $                0
                                                                                 ===================      ==================

Supplemental schedule of noncash investing and financing activities:
   Common stock issued for notes receivable                                      $                 0      $        6,159,375
   Common stock issued on payment of notes payable                                           138,396                       0
   Obligations assumed in connection with sale of subsidiaries                                     0               4,636,435
   Note receivable for subsidiaries (net of imputed interest)                                      0               4,349,575
   Notes receivable issued for sale of briquetting facility                                3,500,000                       0

                     The accompanying notes are an integral
                 part of the consolidated financial statements

1.       Management Opinion:

In the opinion of management, the accompanying financial statements present fairly the financial position of Covol Technologies, Inc. and Subsidiaries (the Company) as of September 30, 1996 and March 31, 1997, the results of its operations for the three months and six months ended March 31, 1996 and March 31, 1997 and its cash flows for the six months ended March 31, 1996 and March 31, 1997. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

3.       Inventories and Advances on Inventories

Inventories and advances on inventories are stated at the lower of average cost or market, and consist of coal fines, synthetic fuel and binder materials.

During the quarter the Company entered into contractual arrangements to acquire coal fines and to conduct recovery and preparation activities. Total obligations to acquire the fines are approximately $5,500,000 of which $750,000 has been paid with the balance due over time. The Company has accounted for the initial amount paid as an advance payment for inventory. The Company will reflect in inventory the cost for such fines as they are processed into synthetic fuel.

4.       Change in Estimate of Fair Value of Note Receivable

During the three months ended March 31, 1997, the Company increased the allowance for impairment on the $5,000,000 face value note receivable from two stockholders by $775,000 to an adjusted loan value of $1,600,000. The increase in the allowance was based upon a $3.875 per share decrease in the Company's common stock that collateralizes the note receivable. The estimate is subject to future fluctuations due to market changes. (See Part II, Item 5 for discussion of note receivable.)

5.       Convertible Debentures

AJG Financial Services, Inc.

In December 1996, the Company entered into a Debenture Agreement and Security Agreement with AJG Financial Services, Inc., an affiliate of Arthur J.
Gallagher, whereby the Company borrowed $1,100,000, and may, under certain circumstances, draw down an additional amount of up to $2,900,000 (for a total borrowed amount of $4,000,000). In consideration for the loan of $1,100,000, the Company issued a Convertible Subordinated Debenture accruing interest

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)
                             -----------------------

5.       Convertible Debentures, continued

at 6% per annum and maturing three years from its date of issuance (the "Subordinated Debenture"). The interest and principal of the Subordinated Debenture is payable on maturity. The Company does not have the right to prepay any portion of the principal of the Subordinated Debenture, and the Company is required to prepay the Subordinated Debenture if a change in control of the Company occurs. All or a portion of the unpaid principal due on the Subordinated Debenture is convertible into Company common stock. Subsequent to the March 31, 1997 quarter AJG Financial Services, Inc. executed an option to convert the loan of $1,100,000 to an equity position.

During the quarter ended March 31, 1997, the Company borrowed $2,792,172 of the $2,900,000 available under the Debenture Agreement with AJG Financial Services, Inc. as described above. In consideration for the amount drawn down, the Company issued Senior Debentures in such amount accruing interest at prime plus two percent (2%) and maturing three years from the date of issuance (the "Senior Debentures"). The Senior Debentures are collateralized by all real and personal property purchased by the Company with the proceeds of the Senior Debentures. The proceeds of the Subordinated Debentures and the Senior Debentures may be used to satisfy contractual obligations of the Company, for working capital and to purchase equipment to be used to construct synthetic fuel facilities to be managed and/or sold by the Company or affiliates of the Company.

PacifiCorp Financial Services, Inc.

As a part of its Alabama transaction with PacifiCorp, the Company executed a Convertible Loan and Security Agreement with PacifiCorp Financial Services, Inc. ("PFS") dated March 20, 1997. The agreement provides for the Company to borrow up to $5,000,000 primarily for: completing construction of the Alabama project, acquiring coal fines and for other purposes related to the project. To secure the loan, the Company and Alabama Synfuel #1, Ltd. gave PFS a security interest in all personal and real property assets connected with the Alabama project. The loan accrues interest at prime plus two (2%) with interest and principal payable on March 20, 1998. The agreement provides PFS with the option to convert the unpaid principal and interest and any remaining loan commitment amount into shares of the Company's common stock, convertible at $7.00 per share. As of March 31, 1997 the Company had not drawn down any funds on the $5,000,000 credit line. As of May 15, 1997, the Company had drawn $1,014,723 of the $5,000,000 credit line.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)
                             -----------------------

6.       Stockholders' Deficit
The table below presents the activity in stockholders' deficit from January 1, 1997 through March 31, 1997.

                                                                                                           Notes and
                                                                                                            interest
                                                                                                           receivable-
                                                                                                            related
                                                                                                          parties from   Deferred
                                     Common Stock                 Common Stock to be issued               issuance of,    compen-
                                                     Capital in                  Capital in               or collater-    sation
                                                      excess of                   excess of  Accumulated   alized by     on stock
                                   Shares    Amount   par value    Shares  Amount par value     Defict    common stock    options
                                  ---------  ------- -----------  -------  ------ --------- ------------  ------------  ----------
Balance at January 1, 1997        7,734,123  $7,734  $33,952,892   85,000   $85   $632,415  ($21,875,778) ($8,283,480) ($5,129,484)

Common stock issued for cash         60,000      60      584,940  (60,000)  (60)  (584,940)
received in a prior period

Cash received in payment on notes                                                                               1,500
 receivable - related parties from
 issuance of common stock

Common stock issued for cash,       125,000     125      105,376  (25,000)  (25)   (47,475)
 including exercise of stock
 options (net)

Deferred compensation related                            575,000                                                          (575,000)
 to the issuance of stock options
 at below market value to officers,
 directors, employees and consultants

Amortization of deferred                                                                                                   235,739
 compensation on stock options

Interest earned on notes receivable -                                                                        (80,986)
 related parties from issuance of or
 collateralized by common stock

Write-down of notes receivable -                                                                             775,000
 related party

Common stock issued for services      4,834       5      40,495

Common stock issued to repay note    20,913      21     138,375
 payable

Net loss for the quarter ended                                                                  (761,009)
 March 31, 1997
                                 ----------  ------ -----------     ----- -----    -------  ------------ -----------   -----------
Balance at March 31, 1997         7,944,870  $7,945 $35,397,078         0    $0         $0  ($22,636,787)($7,587,966)  ($5,468,745)
                                 ==========  ====== ===========     ===== =====    =======  ============ ===========   ===========

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)
                           --------------------------

7.       Contingencies

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

The Company entered into a letter of intent with Innovative Technologies in July of 1995 to apply Covol's briquetting technology to certain metallic ores supplied by Innovative. The Company conducted numerous tests of the ore through the fall of 1995, and concluded from the results that the venture was not economically viable. Accordingly, final agreement to process the ore was never reached. On March 4, 1997, Innovative Holding Company, Inc., a California corporation, and ORO Limited, a California limited partnership, filed a civil complaint against the Company alleging breach of the letter of intent in the amount of $500,000 plus damages. The Company intends to defend the suit.

On January 30, 1997, S.C. Marketing, Inc., a California corporation, filed a civil complaint against the Company alleging breach of contract in the amount of $137,440 plus damages. The Company entered into a settlement agreement with S.C. Marketing, Inc. whereby it issued 20,913 shares of Company common stock in settlement of the complaint (valued at $138,396 and previously accrued as a note payable).

On February 1, 1996, the Company entered into a Stock Purchase Agreement with former principals of IME, State, CIC and Larson to sell all of the common shares of the subsidiaries to the Buyers for a $5,000,000 face value 6% promissory note. The Buyers have raised various contentions regarding the Note and the Agreement. The Note is collateralized by 100,000 shares of the Company's common stock owned by the Buyers and held by the Company, 100,000 shares of the Company's common stock committed by the Buyers to be provided to the Company, and personal guarantees of the Buyers. The Buyers claim that Covol is responsible to pay additional amounts beyond the $3,500,000 provided for in the agreement. Furthermore, the Buyers claim that the Company represented to them payment terms that are different from the original promissory note. The Company accrued as of September 30, 1996 approximately $650,000 of additional expenses related to the discontinued operations for the wind-down period which were paid or accrued by the subsidiaries. The Company is investigating the claims made by the Buyers and the Company anticipates that an amicable settlement can be reached. However, there can be no assurance that a settlement will be reached with the Buyers.

In connection with the engagement of RAS Securities Corp. as placement agent and as settlement of a dispute regarding the Letter Agreement, the Company entered into a Settlement Agreement, dated as of January 27, 1997, with RAS and certain principals of RAS whereby the Company agreed to issue approximately 26,300 shares of Company common stock to the Individuals in settlement of certain alleged rights under a Letter Agreement, dated as of April 5, 1996, by and among RAS and the Company. Under the disputed Letter Agreement, RAS exercised certain warrants to purchase 65,000 shares of Company common stock. In accordance with the RAS Settlement Agreement, the parties are mutually released from their respective rights and obligations, if any, under the Letter Agreement.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)
                           --------------------------

8.       Other Matters

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share ("EPS") and makes them comparable to international EPS standards. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company is currently evaluating the impact of the recently issued statement and will adopt the requirements for the year ending September 30, 1998.
 .
The Company has reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

9.       Sale of Utah Briquetting Project.

On March 10, 1997, the coal briquetting facility located near Price, Utah (the "Utah Project") was sold to Coaltech. The sold property consisted of tangible personal property used in the manufacture of synthetic coal fuel. The sale was effective March 7, 1997. The ownership of Coaltech reflects Covol Technologies, Inc. as general partner (holding a 1% interest), AJG Financial Services, Inc. and Square D Company. AJG Financial Services, Inc. is a wholly-owned subsidiary of Arthur J. Gallagher & Co., and Square D Company is a subsidiary of Groupe Schneider. The Sale was funded by a promissory note of $3,500,000 with quarterly payments of $130,000 through December 31, 2007.

In connection with the sale to Coaltech No. 1 L.P., Coaltech paid an initial license fee of $1,400,000 to the Company, for use of the coal briquetting technology. The license fee has been recognized upon receipt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Three months ended March 31, 1997 compared to three months ended March 31, 1996

Revenues

In the three months ended March 31, 1997, total revenues were increased by $1,341,711 compared to no revenues reported in the comparable period in 1996. A one-time license fee revenue of $1,400,000 was the primary source of revenue during the period. The license fee revenue was earned in connection with the March 10, 1997 sale of the coal briquetting facility located near Price, Utah (the "Utah Project"). The Company anticipates that it will continue to earn license fees from the Utah Project and from the sale and operation of similar plants.

Margins, Costs and Expenses

The Company's operating loss changed to income of $23,363 for the quarter ended March 31, 1997 compared to a loss of $3,819,084 reported in the comparable period in 1996. The reduction in operating loss was due principally: to the increase in revenues of $1,341,711 as discussed above; a reduction in compensation expense on stock options of $2,341,171 to $235,739; a decrease in research and development expenses of $24,961 due to the Company's focus on commercialization of its technology through the construction and startup of its first full scale briquetting facility; a decrease in selling, general and administrative expenses of $253,095 related principally to reductions in costs for outside professional services and travel expenses; a decrease in cost of briquetting operations of $45,214 to $385,112. Compensation expense on stock options for the three months ended March 31, 1996 of $2,576,910 is based on the restated financial statements for that period filed in the Company's Form 10-Q/A, Amendment No. 1 for the period ended March 31, 1996.

The cost for briquetting operations was substantially more than the revenue generated for the sales of briquettes because the amount includes costs for the continuing refinement and development of the briquetting process and product. For a more detailed discussion of the Company's operations see the Company's Form 10-K for fiscal year ended September 30, 1996 and Form 10-Q for the quarter ended December 31, 1996.

Net Loss

For the quarter ended March 31, 1997, the Company has a net loss of $761,009 as compared to a net loss of $4,854,981 for the comparable period in 1996. In addition to the items described above, the decrease in net loss is also due to the difference in loss from discontinued operations. For the three months ended March 31, 1996 the loss from discontinued operations was $731,613. There was no additional loss for discontinued operations recorded for the quarter ended March 31, 1997. The decrease in operating expenses was offset by an increase in write-down of the note receivable related to the sale of the Company's previously owned subsidiaries (discontinued operations) in the amount of $575,425 to $775,000.

Results of operations

Six months ended March 31, 1997 compared to six months ended March 31, 1996

Revenues

In the six months ended March 31, 1997, total revenues were $1,445,858; an increase of $1,442,117 from $3,741 reported in the comparable period in 1996. A one-time license fee of $1,400,000 was the primary reason for the increased revenue. In addition, the Company had revenue of $124,341 from the sale of briquettes in the six months ended March 31, 1997 and had returns of $82,500 of briquette sales during the same period. The sale of briquettes is primarily attributable to production from the Utah Project. The license fee revenue was earned in connection with the sale of the Utah Project. The Company anticipates that it will continue to earn license fees from the Utah Project and from the sale and operation of similar plants.

Margins, Costs and Expenses

The Company's operating loss decreased to $1,444,258 for the six months ended March 31, 1997 from $5,582,418 loss reported in the comparable period in 1996. The change in operating loss was due principally to: the increase in revenues of $1,442,117; a reduction in compensation expense on stock options of $2,341,171 to $548,698; increase in cost of briquetting operations of $319,366 to $749,692; a decrease in research and development expenses of $354,788 due to the Company's focus on commercialization of its technology through the construction and startup of its first full scale briquetting facility; a decrease in selling, general and administrative expenses of $441,753 related principally to reductions in costs for outside professional services and travel expenses; and an increase in the minority interest in income of consolidated subsidiaries of $150,926 from $0 for the comparable period in 1996. Compensation expense on stock options for the six months ended March 31, 1996 of $2,889,869 is based on the restated financial statements for that period filed in the Company's Form 10-Q/A, Amendment No. 1 for the period ended March 31, 1996.

Cost of briquetting operations for the six months ended March 31, 1997 was $749,692, an increase of $319,366 from the comparable period in 1996. The cost for briquetting operations was substantially more than the revenue generated for the sales of briquettes because the amount includes costs for the continuing refinement and development of the briquetting process and product. For a more detailed discussion of the Company's operations, see the Company's Form 10-K for fiscal year ended September 30, 1996 and Form 10-Q for the quarter ended December 31, 1996.

Net Loss

For the six months ended March 31, 1997, the Company had a net loss of $1,440,311 as compared to a net loss of $6,763,388 for the comparable period in 1996. In addition to the items described above, the decrease in net loss is also due to other income of $3,947 for the six months ended March 31, 1997 compared to other expenses of $276,465 incurred in the same period for 1996 and no loss from discontinued operations for the period ended March 31, 1997. For the six month period ended March 31, 1996 the Company incurred a loss from discontinued operations of $881,505.

Liquidity and Capital Resources

The Company continues to make progress toward the commercialization of its technology and movement towards becoming an operating company with less emphasis on development. Cash used by the Company in operating activities decreased $1,866,962 during the six months ending March 31, 1997 ($1,322,128 compared to $3,189,090 for the same period in 1996) principally due to an increase of revenues and a decrease in research and development expense, selling, general and administrative expense and compensation expense on stock options.

The Company increased its investment in property, plant and equipment from $1,736,669 for the six months ended March 31, 1996 to $4,514,852 for the six months ended March 31, 1997 due principally to the development of the Utah Project. The Company was able to fund these capital expenditures principally through the issuance of common stock, funding through limited partners of Utah Synfuel #1, Ltd. ("Utah Synfuel"), of which the Company is the general partner and 60% equity owner, and the issuance of notes payable.

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

During the quarter, the Company entered into contractual arrangements to acquire coal fines and to conduct recovery and preparation activities. The total obligation to acquire the coal fines is approximately $5,500,000 of which $750,000 has been paid with the balance due over 3 years. $395,833 of such obligation is due in fiscal year 1997.

On January  27,  1997,  the  Company  engaged RAS  Securities  Corp.,  to act as placement agent on a "best efforts" private offering of a minimum aggregate principal amount of $1,000,000 ($3,000,000 maximum) of 8% Convertible Subordinated Debentures of the Company to accredited investors. This offering was terminated by the Company on March 27, 1997 without the placement of any debentures.

In connection with the engagement of RAS Securities Corp. ("RAS") as placement agent and as settlement of a dispute regarding the Letter Agreement (defined below), the Company entered into a Settlement Agreement, dated as of January 27, 1997 (the "RAS Settlement Agreement"), with RAS and certain principals of RAS (the "Individuals") whereby the Company agreed to issue approximately 26,300 shares of Company common stock to the Individuals in settlement of certain alleged rights under a Letter Agreement, dated as of April 5, 1996 (the "Letter Agreement"), by and among RAS and the Company. Under the disputed Letter Agreement, RAS exercised certain warrants to purchase 65,000 shares of Company common stock. In accordance with the RAS Settlement Agreement, the parties are mutually released from their respective rights and obligations, if any, under the Letter Agreement.

The Company anticipates that cash flow from (i) the sale of certain coal facilities, (ii) fees for the operation of facilities owned by third parties,
(iii) licensing and royalty fees from new plants utilizing the briquetting technology, (iv) the sale of chemical binder to new plants utilizing the briquetting technology, (v) sale of synthetic fuel product, (vi) fees from port operations and loading, (vii) cash distributions from its partnership interests and (viii) collections on notes receivable will be used to fund working capital and other operating needs. Most of the cash flow from the above sources will not occur until late 1997 and in subsequent years.

At March 31, 1997, the Company had a working capital deficit of $2,638,316. The Company is currently in discussions with various sources for equity financing. The Company believes that the resources described above and the potential equity financing will be adequate for the Company to meet its obligations in fiscal year 1997 notwithstanding its working capital deficit at March 31, 1997. However, there is no assurance that the Company will be able to obtain the necessary equity financing.

Loan from PacifiCorp

On March 20, 1997, the Company entered into a Convertible Loan and Security Agreement (the "Loan Agreement") with PacifiCorp Financial Services, Inc., an Oregon corporation ("PacifiCorp"). Under the Loan Agreement the Company may borrow up to $5,000,000 as evidenced by a draw down promissory note (the "Promissory Note") payable to PacifiCorp. As of May 15, 1997, the Company has drawn $1,014,723 under the Loan Agreement. Principal and accrued interest on the Promissory Note is due and payable on March 20, 1998 (the "Due Date"), unless the Promissory Note is converted into Company common stock. Interest due on the Promissory Note is calculated based on a 360 day year and the actual number of days lapsed, and will be compounded monthly. The interest rate is a rate per annum equal to the lesser of (i) the highest rate allowed by law, or (ii) the sum of the rate of interest publicly announced by Morgan Guaranty Trust Company of New York in New York City from time to time plus two percent (2%) per annum. The proceeds of the loan (the "Loan") may be used by the Company to (i) complete construction of the coal briquetting facility to be located in Birmingham, Alabama (the "Alabama Project"), (ii) finance the purchase of coal fines for the Alabama Project, (iii) fund the net working capital needs of the Alabama Project, (iv) finance the development and construction of a wash plant for coal fines and (v) other uses related to the Alabama Project approved by PacifiCorp in its sole discretion. The Company's obligation to repay the Loan is secured by a security interest and lien on certain property relating to the Alabama Plant. In addition, PacifiCorp has the right to convert all or a portion of the principal and unpaid interest on the Loan at any time into shares of Company common stock at a conversion price of $7.00 per share, subject to certain adjustments as provided in the Loan Agreement. On May 5, 1997, PacifiCorp filed a Schedule 13D with the Securities and Exchange Commission reporting its beneficial ownership of 714,286 shares of Company common stock should PacifiCorp convert the full amount of the Loan. Pursuant to the Registration Rights
Agreement, dated as of March 20, 1997, between the Company and PacifiCorp, PacifiCorp has been granted certain "demand" and "piggy-back" registration rights with respect to shares of Company common stock that could be acquired by PacifiCorp pursuant to the Loan Agreement.

Pending Sale of Alabama Project

Pursuant to the Alabama Project Purchase Agreement, dated as of March 20, 1997 (the "Purchase Agreement"), by and between the Company, Alabama Synfuel #1 Ltd., a Delaware limited partnership ("Alabama Synfuel") and Birmingham Syn Fuel, L.L.C., an Oregon limited liability company ("Birmingham Syn Fuel"), the Company and Alabama Synfuel have agreed to sell, and Birmingham Syn Fuel has agreed to buy, the Alabama Project, subject to the terms and conditions of the Purchase Agreement. The purchase price for the Alabama Project would be $3,400,000 and would be payable in the form of a nonrecourse promissory note secured by certain property of the Alabama Project. There are numerous conditions to the closing of the sale of the Alabama Project, including, but not limited to, the receipt of an Internal Revenue Service Letter Ruling (the "Letter Ruling").

In connection with the Loan from PacifiCorp described above and the pending sale of the Alabama Project, Birmingham Syn Fuel I, Inc., and Birmingham Syn Fuel II, Inc. (collectively, the "PFS Parties"), PacifiCorp, Alabama Synfuel and the Company entered into the Conditional Option Agreement, dated as of March 20, 1997 (the "Conditional Option Agreement"). Under the Conditional Option Agreement, the Company granted to the PFS Parties and to PacifiCorp a put option to require the Company to simultaneously purchase all of the rights, title and interest of the PFS Parties in Birmingham Syn Fuel and all of the interest of PacifiCorp in the Loan and in the other Transactional Documents (as that term is defined in the Purchase Agreement) excluding shares obtained in conversion of the Loan if (i) the Alabama Project is not completed consistent with Birmingham Syn Fuel's approved plans and specifications and placed in service (within the meaning of Section 29 of the Internal Revenue Code of 1996) by June 30, 1997,
(ii) a Letter Ruling (as defined above) is not received by June 30, 1997 which is satisfactory to Birmingham Syn Fuel or (iii) if, at any time, there has occurred and is continuing an "Event of Default" under the Loan Agreement (each being referred to herein as a "Put Event"). In no event, however, shall a Put Event occur after receipt of a satisfactory Letter Ruling by Birmingham Syn Fuel.

Sale of Utah Project

On March 10, 1997, the Utah Project was sold to Coaltech No.1 L.P., a limited partnership consisting of Covol Technologies, Inc. as a general partner (holding a 1% interest), AJG Financial Services, Inc. and Square D Company effective as of March 7, 1997. AJG Financial Services, Inc. is a wholly-owned subsidiary of Arthur J. Gallagher & Co., and Square D Company is a subsidiary of Groupe Schneider. See the Company's Current Report on Form 8-K, filed March 24, 1997 for additional information regarding the sale of the Utah Project.

Debentures

In December 1996, the Company entered into a Debenture Agreement and Security Agreement with AJG Financial Services, Inc. to borrow $4,000,000. In December 1996, $1,100,000 in convertible subordinated debentures (the "Subordinated Debentures") were issued and funded, with an additional $2,900,000 in credit available for future draw downs pursuant to Senior Debentures (non-convertible) to be issued by the Company. On January 2, 1997, the Company drew down $588,683, on February 4, 1997 the Company drew down an additional $1,313,514, on February 21, 1997 the Company drew down an additional $750,000, and on February 28, 1997 the Company drew down an additional 139,975 of the available $2,900,000. The balance of the $2,900,000 loan will be used for construction and development of coal agglomeration facilities. In May 1997, the $1,100,000 Subordinated Debentures and accrued interest were converted into 140,642 shares of common stock based on a conversion price of $8.00 per share.

Forward Looking Statements

Statements regarding the Company's expectations as to its liquidity, capital resources and certain other information presented in this Form 10-Q constitute forward looking statements within the meaning of the Private Securities
Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting the economy and the Company's industry generally, factors which could cause actual results to differ from expectations include, but are not limited to, the following:

         (i)      The   commercial   success   of   the   Company's  briquetting
                    technology.
         (ii)     Procurement  of  necessary equipment  to place facilities into operation.
         (iii)    Securing of  necessary sites and  raw materials for facilities to be constructed and operated.
         (iv)     Timely construction and completion of facilities.
         (v)      Ability  to  obtain   needed   additional   capital  on  terms
                    acceptable to the Company in order to finance the development of the briquetting technology and working capital needs.
         (vi)     Changes in  governmental  regulation or failure to comply with existing regulation could result in operational shutdowns of its facilities.
         (vii)    The  ongoing  availability  of  tax  credits  under Section 29 of the Internal Revenue Code.
         (viii)   Ability   to   meet  financial   commitments  under   existing
                    contractual arrangements.

With respect to tax credits under Section 29 of the Internal Revenue Code of 1996, as amended ("Section 29"), on February 6, 1997, the Treasury Department released the General Explanations of the Administration's Revenue Proposals, which summarizes the tax-related provisions from the President's Fiscal Year 1998 Budget submission to Congress (the "Proposed Federal Budget"). The initial version of the Proposed Federal Budget proposes an amendment to a provision of
Section 29. Currently, Section 29 requires that facilities producing certain qualified fuels (including solid synthetic fuel produced from coal) that are constructed pursuant to a binding contract in place by December 31, 1996 be placed in service by June 30, 1998. (The "placed in service date" and "binding contract date" have been previously extended on several occasions, most recently by the Small Business Jobs Protection Act of 1996.) The Proposed Federal Budget proposed that the placed-in-service date be changed to June 30, 1997 (the "Amendment"). If adopted, the Amendment would have a material adverse effect on the financial condition of the Company.

On May 2, 1997, the Administration announced a new fiscal year 1998 Budget Agreement with Congress. The new Budget Agreement reduces by more than 30% the amount of revenue provisions and does not mention Section 29 or any other specific revenue provisions, but leaves the fiscal year detail to the tax-writing committees of Congress.

The Company, together with other interested parties, will continue to oppose the proposed Amendment. The Company believes that the Amendment will not likely be included in the final Federal Budget. However, no assurance can be given that the Amendment will not be included in the final Federal Budget proposed by Congress and the Administration.

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

The Company entered into a letter of intent with Innovative Technologies ("Innovative") in July of 1995 to apply the Company's briquetting technology to certain metallic ores supplied by Innovative. The Company conducted numerous tests of the ore through the fall of 1995, and concluded from the results that the venture was not economically viable. Accordingly, final agreement to process the ore was never reached. On March 4, 1997, Innovative Holding Company, Inc., a California corporation, and ORO Limited, a California limited partnership, filed a civil complaint against the Company alleging breach of the letter of intent in the amount of $500,000 plus damages. The complaint was filed in the Superior Court of California, County of Orange (Case No. 776083). The Company intends to defend the suit.

On January 30, 1997, S.C. Marketing, Inc., a California corporation, filed a civil complaint against the Company alleging breach of contract in the amount of $137,440 plus damages (valued at $138,396 and previously accrued as a note payable). The complaint was filed in the Superior Court of California, County of Orange (Case No. 774760). On March 26, 1997, the Company entered into a settlement agreement with S.C. Marketing, Inc. whereby it issued 20,913 shares of Company common stock in settlement of the complaint.

ITEM 2.           CHANGES IN SECURITIES.

Recent Sales of Unregistered Securities

The following sets forth securities issued by the Company within the past fiscal quarter without registering the securities under the Securities Act of 1933, as amended. No underwriters were involved in any stock issuances nor were any commissions or similar fees paid in connection therewith.

The Company believes that the following issuance of shares of common stock, notes and debentures and other securities were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the exemption set forth in Section 4(2) thereof.

On January 1, 1997, the Company granted 50,000 stock options, valued as deferred compensation of $575,000, to an executive of the Company, at an exercise price of $1.50/share. The options vest over a two-year period starting January 1, 1997 and ending December 31, 1998.

On January 2, 1997, 25,000 shares of common stock, previously shown as common stock to be issued, were issued for $47,500, which consisted of 3,000 shares of common stock issued to an employee of the Company in exercise of options at $1.50, 10,000 shares of common stock issued to an accredited investor in exercise of options at $1.50 and 12,000 shares of common stock issued to an existing shareholder in exercise of warrants at $1.50.

As described in Part I, Item 2 above, on January 2, 1997, February 4, 1997, February 21, 1997, and on February 28, 1997, the Company issued senior debentures in the aggregate principal amount of $2,792,172. The senior debentures accrue interest at prime plus two percent (2%) and maturing three years from the date of issuance (the "Senior Debentures"). The Senior Debentures are collateralized by all real and personal property purchased by the Company with the proceeds of the Senior Debentures. The proceeds of the Subordinated Debenture and the Senior Debentures may be used to satisfy contractual obligations of the Company, for working capital and to purchase equipment to be used to construct coal briquetting facilities to be managed and/or sold by the Company or affiliates of the Company.

On January 13, 1997, the Company issued 100,000 shares of common stock to a former executive of the Company in exercise of options at $1.50 per share. The consideration was paid part in cash and part in offset of amounts owing to the individual by the Company.

As described in Part I, Item 2 above, on January 27, 1997 the Company agreed to issue 26,300 shares to certain principals of RAS Securities Corp.

On February 21, 1997 and March 6, 1977, the Company issued 1,905 and 2,929 shares of common stock respectively, to a consultant in exchange for consulting services in the total amount of $40,500.

On March 14, 1997, the Company issued 60,000 shares of common stock to an accredited investor in a private placement in connection with the purchase of property for the Alabama Project. The Company was given a credit of $585,000 for the purchase of the property in exchange for the 60,000 shares.

As described in Part I, Item 2 above, on March 20, 1997 the Company executed and delivered a promissory note in the aggregate principal amount of up to $5,000,000 to PacifiCorp in consideration for a loan of up to $5,000,000. The loan is convertible into common stock of the Company based on a $7.00 per share conversion price.

As described in Part I, Item 2 above, on March 20, 1997 the Company executed and delivered the Conditional Option Agreement to PacifiCorp and affiliates of PacifiCorp relating to the repurchase of their interest in Birmingham Syn Fuel, L.L.C. and the loan made by PacifiCorp.

As described in Part II, Item 1 above, on March 26, 1997 the Company issued 20,913 shares of Company common stock, valued at $138,396, in settlement with S.C. Marketing, Inc.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None

ITEM 5.  OTHER INFORMATION

In 1995, the Company made a strategic decision to focus its efforts exclusively on commercializing the Briquetting Technology and to divest itself of its construction and limestone subsidiaries ("Subsidiaries"). On February 1, 1996, the Company entered into a Stock Purchase Agreement (the Agreement) with former principals of IME, State, CIC and Larson (Buyers) to sell all of the common shares of the subsidiaries to the Buyers for a $5,000,000 face value 6% promissory note (the Note). See Item 1 of the Company's Annual Report on Form 10-K for the year ended September 30, 1996 for a detailed discussion of the terms of the sale.

The Buyers have raised various contentions regarding the Note and the Agreement. The Buyers claim that Covol is responsible to pay additional amounts beyond the $3,500,000 provided for in the agreement. Furthermore, the Buyers claim that the Company represented to them payment terms that are different from the original promissory note. The Company accrued as of September 30, 1996 approximately $650,000 of additional expenses related to the discontinued operations for the wind-down period which were paid or accrued by the subsidiaries. The Company is investigating the claims made by the Buyers and anticipates that an amicable settlement can be reached. However, there can be no assurance that a settlement will be reached with the Buyers.

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

PART II. OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Those exhibits previously filed with the Securities and Exchange Commission as required by Item 601 of Regulation S-K, are incorporated herein by reference in accordance with the provisions of Rule 12b- 32.

                  10.38    Convertible Loan  and Security Agreement, dated as of
                           March 20, 1997,  by  and  between  the  Company   and
                           PacifiCorp Financial Services, Inc. ("PacifiCorp")

                  10.39 Alabama Project Purchase Agreement, dated as of March 20, 1997, by and among the Company, Alabama Synfuel #1, Ltd ("Alabama Synfuel") and Birmingham Syn Fuel, L.L.C. ("Birmingham Syn Fuel")

                  10.40 Conditional Option Agreement, dated as of March 20, 1997, by and among Birmingham Syn Fuel I, Inc., Birmingham Syn Fuel II, Inc., PacifiCorp, Alabama Synfuel and the Company

                  10.41 Registration Rights Agreement, dated as of March 20, 1997, by and between the Company and PacifiCorp.

                  27.1      Financial Data Schedule


         (b)      Reports on Form 8-K

                  On March 24, 1997, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission disclosing its sale of the Utah Project to Coaltech No. 1 L.P., a Delaware limited partnership. The information was disclosed pursuant to
                  Item 2 of Form 8-K. Also disclosed in that report  pursuant to
                  Item 5 of the Form 8-K was the appointment of Max E. Sorensen as a Vice President of the Company.

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 19, 1997


                           COVOL TECHNOLOGIES, INC.

                           By: /s/ Brent M. Cook
                           --------------------------------------
                           Brent M. Cook, Chairman of the Board,
                           Chief Executive Officer and Principal
                            Executive Officer


                           By: /s/ Stanley M. Kimball
                           -----------------------------------------------
                           Stanley M. Kimball, Principal Financial Officer