Form 10-Q/A
period 1996-06-30
COVOL TECHNOLOGIES INC
filed 1997-08-14
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT No. 1
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________________________________________________


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



________________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

                                TABLE OF CONTENTS

                                                                       Page No.

Part I - Financial Information

         Item 1.   Consolidated Financial Statements

                   Consolidated Balance Sheets............................1
                   Consolidated Statements of Operations..................2
                   Consolidated Statements of Cash Flows..................3
                   Notes to Financial Statements..........................5


         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations.............................................9



Part II - Other Information

         Item 6.   Exhibits and Reports on Form 8-K......................13

                              COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                          --------------------


                                                                                 As of                    As of
                                                                                June 30,               September 30,
                                                                                  1996                     1995
                                                                         ------------------        ------------------
         ASSETS

Current assets:
   Cash and cash equivalents                                             $         438,699         $          583,757
   Receivables                                                                      34,381                     22,005
   Inventories                                                                      22,208                          0
   Notes receivable - related parties current                                        5,757                          0
   Prepaid expenses and other current assets                                         3,348                     12,525
                                                                         -----------------         ------------------
Total current assets                                                               504,393                    618,287
                                                                         -----------------         ------------------
Property, plant and equipment, net of accumulated depreciation                   3,762,827                  1,330,300
                                                                         -----------------         ------------------
Other assets:
   Restricted cash                                                                       0                    500,000
   Cash surrender value of life insurance                                          152,112                    139,612
   Deferred tax asset                                                                    0                     23,000
   Deposits and other assets                                                        58,016                     39,463
                                                                         -----------------         ------------------
Total other assets                                                                 210,128                    702,075
                                                                         -----------------         ------------------
Net assets - discontinued operations                                                     0                      9,315
                                                                         -----------------         ------------------
Total assets                                                             $       4,477,348         $        2,659,977
                                                                         =================         ==================

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                      $       2,164,999         $          747,137
   Accrued liabilities                                                             164,816                    286,451
   Notes payable - current                                                          23,225                     26,084
   Notes payable - related parties, current                                      2,384,044                     39,035
                                                                         -----------------         ------------------
 Total current liabilities                                                       4,737,084                  1,098,707
                                                                         -----------------         ------------------
Long-term liabilities:
   Notes payable, non-current                                                      154,964                    176,601
   Deferred compensation                                                           209,882                    201,901
                                                                         -----------------         ------------------
Total long-term liabilities                                                        364,846                    378,502
                                                                         -----------------         ------------------
      Total liabilities                                                          5,101,930                  1,477,209
                                                                         -----------------         ------------------

Minority interest in consolidated subsidiaries                                     832,500                          0

Commitments and contingencies (notes 6)

Stockholders' equity (deficit) :
   Common stock:  $0.001 par value; authorized:  25,000,000
      shares issued and outstanding: 7,294,123 at June 30, 1996 and
      5,260,042 at September 30, 1995                                                7,294                      5,260
   Common stock to be issued:  0 at June 30, 1996 and
      119,334 shares at September 30, 1995                                               0                        119
   Capital in excess of par value                                               28,651,661                  9,617,512
   Capital in excess of par value - common stock to be issued                            0                    581,881
   Accumulated deficit                                                         (19,730,764)                (7,360,156)
   Notes and interest receivable - related parties from issuance of
      or collateralized by common stock (net of allowance)                      (7,617,404)                  (240,000)
   Deferred compensation from stock options                                     (2,767,869)                (1,421,848)
                                                                         -----------------         ------------------
Total stockholders' equity (deficit)                                            (1,457,082)                 1,182,768
                                                                         -----------------         ------------------
Total liabilities and stockholders' equity (deficit)                     $       4,477,348         $        2,659,977
                                                                         =================         ==================

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                             COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      ----------------------------

                                                   Three Months           Three Months         Nine Months        Nine Months
                                                      Ended                  Ended               Ended               Ended
                                                     June 30,               June 30,            June 30,            June 30,
                                                       1996                  1995                 1996                1995
                                                 -------------         -------------         ------------       --------------
Revenues:
   License fees                                  $           0         $     100,000         $          0       $      100,000
   Coal briquetting sales                               33,431                 2,760               37,172               12,558
                                                 -------------         -------------         ------------       --------------
      Total revenues                                    33,431               102,760               37,172              112,558
                                                 -------------         -------------         ------------       --------------
Operating costs and expenses:
   Cost of briquetting operations                      258,197                     0              688,523                    0
                                                       -------
   Research and development                            420,050               185,139              945,301              491,497
   Selling, general and administrative               1,368,951               387,310            3,040,541              888,488
   Compensation expense on stock options             1,425,929                     0            4,315,798                    0
   Compensation expense on issuance of
    common stock                                         4,500                     0               73,623                    0
                                                 -------------         -------------         ------------       --------------
      Total operating costs and expenses             3,477,627               572,449            9,063,786            1,379,985
                                                 -------------         -------------         ------------       --------------
         Operating loss                             (3,444,196)             (469,689)          (9,026,614)          (1,267,427)
                                                 -------------         -------------         ------------       --------------
Other income (expense):
   Interest income                                      88,594                     0              199,950                    0
   Write-down of note receivable                    (2,250,000)                    0          (2,449,575)                    0
   Interest expense                                     (1,558)              (30,672)            (45,606)              (88,356)
   Other income (loss)                                     (60)                    0            (144,258)                    0
                                                 -------------         -------------         -----------        --------------
      Total other income (expense)                  (2,163,024)              (30,672)         (2,439,489)              (88,356)
                                                 -------------         -------------         -----------        --------------
Loss from continuing operations before
  income taxes                                      (5,607,220)             (500,361)        (11,466,103)           (1,355,783)

Income tax benefit (provision)                               0                     0             (23,000)               14,000
                                                 -------------         -------------         -----------        --------------

Loss from continuing operations                     (5,607,220)             (500,361)        (11,489,103)           (1,341,783)
                                                 -------------         -------------         -----------        --------------

Discontinued operations:

   Income (loss) from discontinued operations
     (less applicable income tax benefit
     (provision) of $0, $0, $(23,000)
     and $14,000 respectively)                               0              (114,318)           (590,480)               28,533

   Loss on disposal of discontinued operations
$562,000 in 1996 and 1995  respectively)                     0                     0            (291,025)                    0

Income (loss) from discontinued operations                   0              (114,318)           (881,505)               28,533

         Net loss                                $  (5,607,220)        $    (614,679)        $12,370,608)       $   (1,313,250)
                                                 =============         =============         ============       ==============




Net loss per common share:

   Loss per share from continuing operations     $       (0.77)        $      (0.11)         $     (1.72)       $        (0.31)
   Income (loss) per share from
      discontinued operations                             0.00                (0.03)               (0.13)       $         0.01
                                                 -------------         ------------          -----------        --------------

Net loss per common share                        $       (0.77)        $      (0.14)         $     (1.85)       $        (0.30)
                                                 =============         ============          ===========        ==============

Weighted average shares outstanding                  7,258,406            4,572,361            6,699,062             4,319,668
                                                 =============         ============          ===========        ==============



                     The accompanying notes are an integral
                  part of the consolidated financial statement

                             COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                -------------------------------------




                                                                                         Nine Months                Nine Months
                                                                                            Ended                      Ended
                                                                                           June 30,                   June 30,
                                                                                             1996                       1995
                                                                                     ----------------           -----------------
Cash flows from operating activities:
   Net loss                                                                          $    (12,370,608)          $      (1,313,250)
      Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
         Depreciation and amortization                                                        137,003                      58,899
         Common stock issued for services                                                     365,956                           0
         Deferred income taxes                                                                 23,000                     488,000
         Write-down of note receivable - related party, collateralized by
          common stock                                                                      2,449,575                           0
         Amortization of deferred compensation on stock options                             4,315,798                           0
         Loss on disposal of discontinued subsidiaries                                        291,025                           0
         Interest earned on notes receivable - related parties, collateralized
          by common stock                                                                    (177,189)                          0
   Increase (decrease) from changes in assets and liabilities of continuing operations:
      Receivables                                                                             (12,376)                    (25,216)
      Inventories                                                                             (22,208)                    (14,534)
      Prepaid expenses and other current assets                                                 9,177                      (3,054)
      Deposits and other assets                                                               (18,553)                     17,823
      Accounts payable                                                                      1,417,862                     193,445
      Accrued liabilities                                                                    (121,635)                   (112,138)
      Deferred compensation                                                                     7,981                       7,458

   Discontinued operations noncash charges and working capital changes                       (202,259)                    236,648
                                                                                     ----------------           -----------------
         Net cash provided by (used in) operating activities                               (3,907,451)                   (465,919)
                                                                                     ----------------           -----------------
Cash flows from investing activities:
   Cash paid for property, plant and equipment                                             (2,569,530)                   (114,526)
   Purchase of subsidiaries                                                                         0                     (10,000)
   Issuance of notes receivable - related parties                                              (8,495)                          0
   Increase in cash surrender value of life insurance                                         (12,500)                    (18,750)
   Investing activities of discontinued operations                                                  0                      42,244
                                                                                     ----------------           -----------------
         Net cash provided by (used in) investing activities                               (2,590,525)                   (101,032)
                                                                                     ----------------           -----------------
Cash flows from financing activities:
   Proceeds from note receivable - related parties, collateralized by
    common stock                                                                              859,160                           0
   Proceeds from notes receivable - related party                                               2,738                           0
   Payments on capital lease obligations                                                            0                     (27,345)
   Payment on notes payable                                                                   (24,494)                    (46,976)
   Payment on notes payable - related parties                                              (2,291,426)                 (1,178,098)
   Proceeds from issuance of common stock                                                   6,267,031                   1,103,339
   Proceeds from notes payable                                                                      0                     525,000
   Proceeds from issuance of limited partnership interests in subsidiaries                    832,500                           0
   Financing activities of discontinued operations                                                  0                     782,165
                                                                                     ----------------           -----------------
         Net cash provided by (used in) financing activities                                5,645,509                   1,158,085
                                                                                     ----------------           -----------------

Net increase (decrease) in cash                                                              (852,467)                    591,134

Total cash and cash equivalents, beginning of period:                                       1,291,166                     271,883

Cash and cash equivalents, end of period
      Continuing operations                                                                   438,699                     681,839

      Discontinued operations                                                                       0                     181,178
                                                                                     ----------------           -----------------
      Total cash and cash equivalents, end of period                                 $        438,699          $          863,017
                                                                                     ================          ==================


                     The accompanying notes are an integral
                  part of the consolidated financial statements

                            COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                             ---------------------------------------

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


                     The accompanying notes are an integral
                  part of the consolidated financial statements

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       -----------------------------------

1.    Management Opinion

In the opinion of management, the accompanying financial statements present fairly the financial position of Covol Technologies, Inc. and Subsidiaries (the Company) as of September 30, 1995 and June 30, 1996, the results of its operations for the three months and nine months ended June 30, 1995 and June 30, 1996 and its cash flows for the nine months ended June 30, 1995 and June 30, 1996. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report included in Form 10 for the year ended September 30, 1995.

2.    Loss Per Share Calculation

Weighted average shares include only common shares outstanding. The computation of fully diluted net loss per common share was antidilutive in each period for which a net loss was presented.

3.    Inventories

Inventories are stated at the lower of average cost or market and consist of coal fines available for sale and binder materials.


                                       COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       ----------------------------------------



4.    Stockholders' Deficit

The table below  presents  the activity in  stockholders'  deficit from April 1,
1996 to June 30, 1996.
                                                                                             Notes and interest
                                                                                                 receivable-
                                          Common Stock                                         related parties
                                      -------------------                                       from issuance     Deferred
                                                              Capital in                           of, or        compensation
                                                              excess of       Accumulated      collateralized      on stock
                                      Shares       Amount      par value        Deficit        by common stock     options
                                     ---------    -------    ------------    --------------  ------------------  -------------
Balance at April 1, 1996             7,215,158     $7,215     $27,509,120     ($14,123,544)     ($10,473,128)    ($3,672,178)

Common stock issued for cash,           77,215         77         616,423
 including exercise of stock
 options and warrants

Common stock issued for                  1,750          2           4,498
 services

Deferred compensation related                                     521,620                                           (521,620)
 to the issuance of stock
 options at below market
 value to officers, directors,
 employees and consultants

Amortization of deferred                                                                                           1,425,929
 compensation on stock options

Service issued in lieu of                                                                            587,766
 payments on notes receivable -
 related parties from issuance of
 common stock

Cash received in payment on                                                                            6,553
 notes receivable - related
 parties from issuance of
 common stock

Interest earned on notes                                                                             (88,595)
 receivable - related
 parties from issuance of or
 collateralized by
 common stock

Write-down of note receivable                                                                      2,350,000
 - related parties, collateralized
 by common stock

Net loss for the quarter ended                                                  (5,607,220)
 June 30, 1996

                                    ----------------------------------------------------------------------------------------
Balance at June 30, 1996             7,294,123      7,294      28,651,661      (19,730,764)       (7,617,404)     (2,767,869)
                                    ========================================================================================

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ----------------------------------------

5.    Stock Options and Warrants

On June 3, 1996 the Company granted options to purchase 100,000 shares of common stock for $1.50 per share to an officer of the Company as part of compensation related to an employment agreement.

6.    Agreements:

Geneva Plant

In May 1995, the Company entered into a collaborative agreement with Geneva Steel Company ("Geneva") to build and operate a commercial briquetting plant in Vineyard, Utah defined above as the Geneva Plant. That agreement was amended and restated in May, 1996. Pursuant to the Amended and Restated Briquetting Services Agreement and Lease Agreement with Geneva (collectively, the "Geneva
Agreements") Geneva has provided the Company with a building containing approximately 9,000 square feet. The Company equipped the building to serve as a coal, coke and revert material briquetting plant. The Company estimated that the Geneva Plant's initial capacity was 15 tons of briquettes per hour or approximately 100,000 tons per year. Geneva provided the Company with revert materials and the Company was obligated to produce and deliver to Geneva briquettes conforming to agreed-upon specifications and in agreed to quantities. Geneva bears all transportation costs with respect to delivery of revert materials to the Geneva Plant and the shipment of briquettes. Pursuant to the Geneva Agreements, the Company began producing briquettes in May 1996.

Limited Partnerships

In June 1996, the Company formed Utah Synfuel #1, Ltd. ("Utah Synfuel #1") and Alabama Synfuel #1, Ltd. (Alabama Synfuel #1"), each a Delaware limited partnership (collectively the "Partnerships"). The respective Partnerships are intended to (I) purchase a nonexclusive license from the Company for the Briquetting Technology, (ii) purchase a coal briquetting facility from the Company and (iii) sell such facility to a third party purchaser. Utah Synfuel #1 intends to purchase the coal briquetting Utah Plant and Alabama Synfuel #1 intends to purchase the coal briquetting Birmingham, Alabama plant (the "Alabama Plant"). The Company will grant to each of the Partnerships a non-exclusive license to use the Briquetting Technology with respect to coal for a fee of $500,000 (totaling $1,000,000). The Company intends to retain at least a 60% interest in Utah Synfuel #1 and up to an 83% interest in Alabama Synfuel #1. The Company has privately placed the remaining partnership interests in the Partnerships. Specifically, the Company received $3,277,500 ($3,080,000 as of September 30, 1996) for the remaining partnership interests in Utah Synfuel #1 and $1,762,500 ($1,305,000 as of September 30, 1996) for the remaining partnership interest in Alabama Synfuel #1. Notably, the Company is currently analyzing whether the original disclosure provided to investors should be supplemented. The Company may decide to revise the information in the original private placement memorandums for those offerings, and may offer to such investors the opportunity to rescind their purchases. If all such investors rescind, the Company would be required to pay up to $5,040,000 ($4,385,000 at September 30, 1996) plus applicable interest less the amount of income received thereon. Management believes the amount rescinded by investors will be immaterial.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ----------------------------------------

Limited Partnerships (Continued)

The Company, as a general partner for the Partnerships, is currently negotiating transactions with potential buyers of the Utah Plant and Alabama Plant, which is yet to be constructed or acquired. The Company believes that the sale of the Utah Plant and Alabama Plant would include (I) a $500,000 sublicensing fee (which would be paid by the buyer to the Partnership in exchange for the license of the Briquetting Technology), (ii) a royalty payment to the Partnership based on per ton amount to be agreed on with the buyer, and (iii) a promissory note delivered by the buyer in payment of the purchase price, which would be payable to the Partnership from the cash flow of such plant. The Company and Alabama Synfuel #1 have entered into a letter of intent with an unregulated subsidiary of PacifiCorp, a large low-cost electric and telephone utility, to sell the Alabama Plant to be constructed or acquired by Alabama Synfuel #1, on substantially the terms listed above. The PacifiCorp transaction is subject to various conditions and no definitive agreement has been entered into. The Company and Utah Synfuel #1 have also entered into a letter of intent with Arthur J. Gallagher & Co., an international insurance brokerage and risk management services firm, to sell the Utah Plant, to be acquired by Utah Synfuel #1. The sale is subject to various conditions and no definitive agreement has been entered into. No assurances can be made that any of the plants being constructed or acquired by the partnerships will be sold.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Explanation of Amendment

The financial statements of the Company for the period ended June 30, 1996 have been restated to be consistent with certain adjustments made in connection with the audit of the fiscal year ended September 30, 1996 and to provide a proper basis of comparison with future financial statements.

Results of Operations

Three months ended June 30, 1996 compared to three months ended June 30, 1995

Revenues

Total revenues decreased by $69,329 to $33,431 for the three months ended June 30, 1996 from the $102,760 reported in the comparable period in 1995. Coal briquetting sales increased $30,671 from $2,760 to $33,431 and license fees decreased from $100,000 to $0 for this three month period.

Margins, Costs and Expenses

The Company's operating loss increased in the 1996 period from $469,689 to $3,444,196 from the comparable period in 1995 due in part to the recognition of compensation expense on stock options of $1,425,929 and the recognition of compensation expense on issuance of common stock of $4,500. Selling and, general and administrative expense increased by $981,641 to $1,368,951 from $387,310 ended in the comparable period in 1995 . This increase is due to the Company's increase in staff, the related costs associated with licensing and exploiting the Briquetting Technology and the administration costs associated with the Geneva briquetting plant. The Company incurred $258,197 for briquetting operations that did not occur in the comparable 1995 period because the Geneva plant was not yet operational. Research and development expenses increased $234,911 from $185,139 to $420,050.

Net Loss

Net loss increased for the three months ended June 30, 1996 by $4,992,541 as compared to the three months ended June 30, 1995. In addition to the differences described above, during the three month period ended June 30,1996, the Company recognized a write down on the note receivable from the sale of its subsidiaries of $2,250,000. Discontinued operations was $0 for the three months ended June 30, 1996 compared to a loss of $114,318 for the same period in 1995.

Results of Operations

Nine months ended June 30, 1996 compared to nine months ended June 30, 1995 Revenues

Total revenues decreased $75,386 from $112,558 for the nine months ended June 30, 1995 to $37,172 for the comparable period ended June 30, 1996. Revenues from the sale of Coal Briquettes increased $24,614 to $37,172 compared to $12,558 for the same period ended in 1995. License fees decrease from $100,000 in 1995 to $0 for the comparable period reported in 1996.

Margins, Costs and Expenses

The Company's operating costs increased by $7,683,801 to $9,063,786 for the nine months ended June 30, 1996 compared to $1,379,985 for the comparable period in 1995. This is due in part to the recognition of compensation expense of $4,315,798 on stock options and compensation expense on issuance of common stock of $73,623. The Company incurred $688,523 for briquetting operations that did not occur in the comparable 1995 period. The Company's research and development expenditures increased $453,804 or approximately 92% for the nine month's ended June 30, 1996 as a result of increased expenses relating to the coal and revert Briquetting Technology, primarily during the first quarter. Selling, general and administrative expenses increased by $2,152,053 or 242% during the period ended June 30, 1996 from the comparable period ended June 30, 1995 due to the Company's increase in staff, the related costs associated with licensing and exploiting the Briquetting Technology and the administrative costs associated with the Geneva briquetting plant.

Net Loss

Net loss increased from $1,313,250 in 1995 to $12,370,608 in 1996. The increased loss is primarily due to the differences as explained above. Additionally, in the 1996 period the Company recognized a write down on the note receivable from the sale of its subsidiaries of $2,449,575. The construction companies contributed a net profit of $28,533 in 1995 and a net loss, including losses from disposal, of $881,505 in 1996.

Liquidity and Capital Resources

During the nine months ended June 30, 1996, the Company was increasing its research and development expenditures, increasing its staff and their related costs, as well as starting up its Geneva plant. As a result the Company's operating activities used $3,907,451 of cash compared to cash used of $465,919 for the nine months ended June 30, 1995. Expenditures for new property, plant and equipment increased in the 1996 period to $2,569,530 from $114,526 in the 1995 period. During the 1996 period the Company was making down payments on equipment to be used in its coal briquetting plants as well as paying for the onsite engineering costs associated with these plants. The Company was able to fund this growth through the issuance of common stock.

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

Because the Note is collateralized by the Company's common stock, the Note is reflected in the consolidated financial statements as a reduction to stockholders' equity (or an increase in the stockholders' deficit). Additionally, the Note is adjusted to reflect subsequent increases or decreases in the fair value of the Company's stock held as collateral. Because of a decrease in the trading price of the Company's common stock subsequent to the date of the Agreement, an allowance of approximately $2,449,575 is reflected in the Company's consolidated financial statements as of June 30, 1996. Subsequent changes in the value of the collateral will be reflected in the consolidated statement of operations and as an increase or decrease to the Note.

The result of the construction and limestone operations have been classified as discontinued operations for all periods presented in the Consolidated Statements of Operations. The assets and liabilities of the discontinued operations have been classified in the Consolidated Balance Sheets as "Net assets discontinued operations." Discontinued operations have also been segregated for all periods presented in the Consolidated Statements of Cash Flows.

The Company is in the process of restarting its Geneva plant to produce revert briquettes for Geneva according to specifications supplied by Geneva. Cash flows from operations, principally the gross profit from sales to Geneva under the Geneva agreement, the licensing of Briquetting Technology to third parties and cash payments under the Greystone agreement, are expected to fund working capital needs for approximately eighteen months, excluding the capital required to exploit the Briquetting Technology.

The Company is presently offering units of the Company's common stock to accredited investors at a purchase price of $71.50 per unit in amounts of $100,000 or greater. A unit consists of five shares of restricted common stock and one A warrant with an exercise price of $25.00, one B warrant with an exercise price of $30.00 and one C warrant with an exercise price of $35.00. Such offering is only made by means of an offering memorandum and statements related to such offering herein are neither offers to sell nor solicitations of offers to buy. During the three month period ended March 31, 1996, the Company raised $3,244,237 in this private placement of common stock and is also exploring various sources of working capital to fund the exploitation of the Briquetting Technology over the next 18 months, including additional private or public offerings of equity or debt securities and the outright sale of the coal agglomeration plants to third parties.

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

Date: August 14, 1997


COVOL TECHNOLOGIES, INC.




                              By: /s/ Brent M. Cook
                                 --------------------------------------
                              Brent M. Cook, Chief Executive Officer
                              and President


                              By: /s/ Stanley M. Kimball
                                 -------------------------------------
                              Stanley M. Kimball,
                              Principal Financial Officer