Form 10-Q
period 1997-06-30
COVOL TECHNOLOGIES INC
filed 1997-08-14
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______________________________________________


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



--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 14 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Stock                                  Amount Outstanding

$.001 par value Common Stock               8,558,123 Shares of Common Stock
                                                    at August 12, 1997

                            COVOL TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                                                      Page No.

Part I - Financial Information

         Item 1.   Consolidated Financial Statements (Unaudited)


                   Consolidated Balance Sheets..............................1
                   Consolidated Statements of Operations....................2
                   Consolidated Statements of Cash Flows....................3
                   Notes to Financial Statements............................4


         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations...............................................9



Part II - Other Information

         Item 1.   Legal proceedings.......................................15
         Item 2.   Changes in securities...................................15
         Item 3.   Defaults upon senior securities.........................16
         Item 4.   Submission of matters to a vote
                   of security holders.....................................16
         Item 5.   Other information.......................................17
         Item 6.   Exhibits and reports on Form 8-K........................18



         Statements in this Form 10-Q, including those concerning the Registrant's expectations regarding its business, and certain of the information presented in this report, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. As such, actual results may vary materially from such expectations. For a discussion of the factors which could cause actual results to differ from expectations, please see the caption entitled "Forward Looking Statements" in ITEM 2 hereof. There can be no assurance that the Registrant's results of operations will not be adversely affected by such factors.

                               COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)
                                          -------------------


                                                                               As of                      As of
                                                                             June 30,                September 30,
         ASSETS                                                                 1997                      1996
                                                                         -----------------         ------------------
Current assets:
   Cash and cash equivalents                                             $         401,867         $          490,106
   Receivables                                                                     310,487                     77,744
   Receivable - related parties                                                     79,540                          0
   Inventories                                                                   1,739,204                    162,757
   Advances on inventory                                                           750,000                          0
   Notes receivable - current                                                      279,942                          0
   Notes receivable - related parties, current                                           0                      3,733
   Prepaid expenses and other current assets                                       109,100                     44,733
                                                                         -----------------         ------------------
Total current assets                                                             3,670,140                    779,073
                                                                         -----------------         ------------------
Property, plant and equipment, net of accumulated depreciation                  10,024,967                  7,125,245
                                                                         -----------------         ------------------
Other assets:
   Cash surrender value of life insurance                                          152,112                    152,112
   Notes receivable - non-current                                                3,140,053                          0
   Notes receivable - related parties, non-current                                 672,125                    700,000
   Deposits and other assets                                                       113,608                     15,642
                                                                         -----------------         ------------------
Total other assets                                                               4,077,898                    867,754
                                                                         -----------------         ------------------
Total assets                                                             $      17,773,005         $        8,772,072
                                                                         =================         ==================
         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                      $       1,174,477         $        2,183,278
   Payable for coal briquetting equipment                                        2,255,850                          0
   Accrued liabilities                                                             134,839                    333,936
   Notes payable, current                                                          529,224                    958,086
   Convertible debentures, current                                               1,696,222                          0
   Notes payable - related parties, current                                        821,790                    786,000
                                                                         -----------------         ------------------
Total current liabilities                                                        6,612,402                  4,261,300
                                                                         -----------------         ------------------
Long-term liabilities:
   Accrued interest payable, non-current                                           178,681                          0
   Notes payable, non-current                                                    2,900,011                    150,980
   Convertible debentures, non-current                                           1,000,000                          0
   Deferred compensation                                                           369,462                    212,612
                                                                         -----------------         ------------------
Total long-term liabilities                                                      4,448,154                    363,592
                                                                         -----------------         ------------------
Total liabilities                                                               11,060,556                  4,624,892
                                                                         -----------------         ------------------
Minority interest in consolidated subsidiaries                                   4,589,514                  4,380,544
                                                                         -----------------         ------------------
Commitments and contingencies (note 7)
Stockholders' equity (deficit):
   Preferred stock:  $0.001 par value; authorized: 10,000,000 shares issued and outstanding: $0 at June 30, 1997 and $0
    at Sept. 30, 1996                                                                    0                          0
   Common stock:  $0.001 par value; authorized:  25,000,000
     shares issued and outstanding: 8,469,838 at June 30, 1997
     and 7,610,373 at September 30, 1996                                             8,470                      7,610
   Common stock to be issued: 40,000 shares at June 30, 1997
     and 103,750 at September 30, 1996                                                  40                        104
   Capital in excess of par value                                               38,926,763                 32,780,515
   Capital in excess of par value - common stock to be issued                      239,960                    934,896
   Accumulated deficit                                                         (24,107,802)               (21,196,476)
   Notes and interest receivable - related parties from issuance of
     or collateralized by common stock (net of allowance)                       (7,566,415)                (7,580,071)
   Deferred compensation from stock options                                     (5,378,081)                (5,179,942)
                                                                         -----------------         ------------------
Total stockholders' equity (deficit)                                             2,122,935                   (233,364)
                                                                         -----------------         ------------------
Total liabilities and stockholders' equity (deficit)                     $      17,773,005         $        8,772,072
                                                                         =================         ==================

                     The accompanying notes are an integral
                 part of the consolidated financial statements

                            COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)
                                    -----------------------

                                                 Three Months          Three Months           Nine Months         Nine Months
                                                     Ended                 Ended                 Ended               Ended
                                                   June 30,               June 30,              June 30,            June 30,
                                                     1997                   1996                  1997                1996
                                                ------------         -------------        --------------        -------------
Revenues:
   License fee                                  $          0         $           0        $    1,400,000        $           0
   Synthetic fuel sales                                    0                33,431               124,341               37,172

   Returns on synthetic fuel sales                         0                     0               (82,500)                   0
   Binder sales                                      130,112                     0               134,129                    0
                                                ------------         -------------        --------------        -------------
Total revenues                                       130,112                33,431             1,575,970               37,172
                                                ------------         -------------        --------------        -------------
Operating costs and expenses:
   Cost of briquetting operations                    390,224               258,197             1,139,916              688,523
                                                                           -------
   Research and development                           92,856               420,050               263,319              945,301
   Selling, general and administrative               672,780             1,368,951             1,902,617            3,040,541
   Compensation expense on stock options             384,414             1,425,929               933,112            4,315,798
   Expense on issuance of common stock               342,805                 4,500               383,305               73,623
   Minority interest in income of
      consolidated subsidiaries                       27,366                     0               178,292                    0
                                                ------------         -------------        --------------        -------------
Total operating costs and expenses                 1,910,445             3,477,627             4,800,561            9,063,786
                                                ------------         -------------        --------------        -------------
         Operating income (loss)                  (1,780,333)           (3,444,196)           (3,224,591)          (9,026,614)
                                                ------------         -------------        --------------        -------------
Other income (expense):
   Write-down of note receivable (note 4)           (100,000)           (2,250,000)             (150,000)          (2,449,575)
   Interest income                                   189,559                88,594               449,146              199,950
   Interest expense                                  (95,501)               (1,558)             (301,398)             (45,606)
   Other income (expense)                             15,438                   (60)               19,891             (144,258)
   Gain on sale of assets                            299,822                     0               295,626                    0
                                                ------------         -------------        --------------        -------------
Total other income (expense)                         309,318            (2,163,024)              313,265           (2,439,489)
                                                ------------         -------------        --------------        -------------
Loss from continuing operations before
  income taxes                                    (1,471,015)           (5,607,220)           (2,911,326)         (11,466,103)
Income tax provision                                       0                     0                     0              (23,000)
                                                ------------         -------------        --------------        -------------
Loss from continuing operations                   (1,471,015)           (5,607,220)           (2,911,326)         (11,489,103)
                                                ------------         -------------        --------------        -------------
Discontinued operations:
   Loss from discontinued operations                       0                     0                     0             (590,480)
   Loss on disposal of discontinued operations             0                     0                     0             (291,025)
                                                ------------         -------------        --------------        -------------
Income (loss) from discontinued operations                 0                     0                     0             (881,505)
                                                ------------         -------------        --------------        -------------
Net loss                                        $ (1,471,015)        $  (5,607,220)       $   (2,911,326)       $ (12,370,608)
                                                ============         =============        ==============        =============
Net loss per common share:

   Loss per share from continuing operations    $      (0.18)        $       (0.77)       $        (0.37        $       (1.72)
   Loss per share from discontinued operations          0.00                  0.00                  0.00                (0.13)
                                                ------------         -------------        --------------        -------------
Net loss per share (note 2)                     $      (0.18)        $       (0.77)       $        (0.37)       $       (1.85)
                                                ============         =============        ==============        =============
Weighted average shares outstanding                8,192,603             7,258,406             7,921,253            6,699,062
                                                ============         =============        ==============        =============

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                                     COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                         ---------------------------------


                                                                                      Nine Months Ended        Nine Months Ended
                                                                                           June 30,                 June 30,
                                                                                             1997                     1996
                                                                                      ------------------     --------------------
Cash flows from operating activities:
   Net loss                                                                           $   (2,911,326)        $   (12,370,608)
      Adjustments   to  reconcile  net  loss  to  net  cash  used  in  operating activities:
         Depreciation and amortization                                                       176,253                 137,003
         Common stock issued for settlement and services                                     383,305                 365,956
         Write-down of note receivable                                                       150,000               2,449,575
         Amortization of deferred compensation on stock options                              933,112               4,315,798
         Loss on disposal of discontinued subsidiaries                                             0                 291,025
         Interest earned on notes receivable - related parties, collateralized
          by common stock                                                                   (242,344)               (177,189)
         Loss on sale of assets                                                                4,196                       0
         Deferred income taxes                                                                     0                  23,000
         Gain applicable to minority interests in subsidiaries                               150,970                       0
   Increase  (decrease)  from changes in assets and  liabilities  of  continuing operations:
      Receivables                                                                           (232,743)                (12,376)
      Receivables - related parties                                                          (79,540)                      0
      Inventories                                                                         (1,576,447)                (22,208)
      Advances on inventory                                                                 (750,000)                      0
      Prepaid expenses and other current assets                                              (64,367)                  9,177
      Deposits and other assets                                                              (97,966)                (18,553)
      Accounts payable                                                                    (1,008,801)              1,417,862
      Payable for coal briquetting equipment                                               2,255,850                       0
      Accrued liabilities                                                                   (199,097)               (121,635)
      Accrued interest payable, non-current                                                  178,681
      Deferred compensation                                                                  156,850                   7,981
      Discontinued operations non-cash charges and working capital changes                         0                (202,259)
                                                                                       -------------         ---------------
Net cash used in operating activities                                                     (2,773,414)             (3,907,451)
                                                                                       -------------         ---------------
Cash flows from investing activities:
   Cash paid for property, plant and equipment                                            (6,580,171)             (2,569,530)
   Issuance of notes receivable                                                              (49,456)                 (8,495)
   Proceeds from notes receivable                                                            129,464                       0
   Proceeds from notes receivable - related parties                                           31,608                   2,738
   Increase in cash surrender value of life insurance                                              0                 (12,500)
                                                                                       -------------         ---------------
Net cash used in investing activities                                                     (6,468,555)             (2,587,787)
                                                                                       -------------         ---------------
Cash flows from financing activities:
   Proceeds from issuance of limited partnership interests in subsidiaries                   350,000                 832,500
   Payments on distribution to limited partnership interests in subsidiaries                (292,000)                      0
   Proceeds from notes payable                                                             6,597,493                       0
   Proceeds from notes payable - related party                                               109,470                       0
   Payment on notes payable                                                                 (317,573)                (24,494)
   Payment on notes payable - related parties                                                (73,683)             (2,291,426)
   Proceeds from note receivable - related parties collateralized by common stock            106,000                 859,160
   Proceeds from issuance of common stock (net)                                            2,674,023               6,267,031
                                                                                       -------------         ---------------
Net cash provided by financing activities                                                  9,153,730               5,642,771
                                                                                       -------------         ---------------

Net decrease in cash                                                                         (88,239)               (852,467)

Total cash and cash equivalents, beginning of period                                         490,106               1,291,166
                                                                                       -------------         ---------------
Total cash and cash equivalents, end of period                                         $     401,867         $       438,699
                                                                                       =============         ================

Supplemental schedule of noncash investing and financing activities:
    Common stock issued for notes receivable                                           $           0         $     6,159,375
    Common stock issued in conversion of convertible debentures                            1,263,530                       0
   Obligations assumed in connection with sale of subsidiaries                                     0               4,636,435
   Note receivable for subsidiaries (net of imputed interest)                                      0               4,349,575
   Notes receivable issued for sale of briquetting facility                                3,500,000                       0

                     The accompanying notes are an integral
                 part of the consolidated financial statements

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                      -----------------------------------

1.       Management Opinion:

In the opinion of management, the accompanying financial statements present fairly the financial position of Covol Technologies, Inc. and Subsidiaries (the "Company") as of September 30, 1996 and June 30, 1997, the results of its operations for the three months and nine months ended June 30, 1996 and June 30, 1997 and its cash flows for the nine months ended June 30, 1996 and June 30, 1997. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

3.       Inventories and Advances on Inventories

Inventories and advances on inventories are stated at the lower of average cost or market, and consist of coal fines, synthetic fuel, binder materials, and coal fines.

4.       Change in Estimate of Fair Value of Note Receivable

During the three months ended June 30, 1997, the Company increased the allowance for impairment on the $5,000,000 face value note receivable from two stockholders by $100,000 to an adjusted loan value of $1,500,000. The increase in the allowance was based upon a $0.50 per share decrease in the Company's common stock that collateralizes the note receivable. The estimate is subject to future fluctuations due to market changes. (See Part II, Item 5 for discussion of note receivable.)

5.       Convertible Debentures

AJG Financial Services, Inc.

In December 1996, the Company entered into a Debenture Agreement and Security Agreement with AJG Financial Services, Inc., an affiliate of Arthur J. Gallagher, whereby the Company borrowed $1,100,000, and could, under certain circumstances, draw down an additional amount of up to $2,900,000 (for a total borrowed amount of $4,000,000). In consideration for the loan of $1,100,000, the Company issued a Convertible Subordinated Debenture accruing interest at 6% per annum and maturing three years from its date of issuance (the "Subordinated Debenture"). All or a portion of the unpaid principal due on the Subordinated Debenture is convertible into Company common stock. On May 5, 1997, AJG Financial Services, Inc. executed its option to convert the loan of $1,100,000 to an equity position.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)
                    ----------------------------------------

5.       Convertible Debentures (continued)

During the quarter ended June 30, 1997, the Company borrowed $107,827 and borrowed $2,792,172 in the previous quarter ended March 31, 1997 of the $2,900,000 loan available under the Debenture Agreement with AJG Financial Services, Inc. as described above. In consideration for the amounts drawn down, the Company issued Senior Debentures in such amounts accruing interest at prime plus two percent (2%) and maturing three years from the date of issuance (the "Senior Debentures"). The Senior Debentures are collateralized by all real and personal property purchased by the Company with the proceeds of the Senior Debentures. The proceeds of the Subordinated Debentures and the Senior Debentures may be used to satisfy contractual obligations of the Company, for working capital and to purchase equipment to be used to construct synthetic fuel facilities to be managed and/or sold by the Company or affiliates of the Company.

PacifiCorp Financial Services, Inc.

As a part of its Alabama transaction with PacifiCorp, the Company executed a Convertible Loan and Security Agreement with PacifiCorp Financial Services, Inc. ("PFS") dated March 20, 1997. The agreement provides for the Company to borrow up to $5,000,000 primarily for: completing construction of the Alabama project, acquiring coal fines and for other purposes related to the project. To secure the loan, the Company and Alabama Synfuel #1, Ltd. gave PFS a security interest in all personal and real property assets connected with the Alabama project. The loan accrues interest at prime plus two percent (2%) with interest and principal payable on March 20, 1998. The agreement provides PFS with the option to convert the unpaid principal and interest and any remaining loan commitment amount into shares of the Company's common stock, convertible at $7.00 per share. As of June 30, 1997 the Company has drawn $1,696,222 on the $5,000,000 credit line.


                                     COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    (Unaudited)
                                                    (Continued)
                                     ----------------------------------------

6.       Stockholders' Equity

The table below presents the activity in stockholders' equity from April 1, 1997 through June 30, 1997.
                                                                                                     Notes and interest
                                           Common Stock             Common Stock to be issued        receivable-related
                                  ______________________________  ____________________________         parties from       Deferred
                                               Capital in                   Capital in                issuance of, or   compensation
                                               excess of                    excess of  Accumulated    collateralized      on stock
                              Shares  Amount  par valued    Shares   Amount par value    Deficit     by, common stock      options
                            --------- ------ -----------   -------   ------ ---------- ------------  -----------------  ------------
Balance at April 1, 1997    7,944,870 $7,945 $35,397,078        0       $0        $0  ($22,636,787)    ($7,587,966)     ($5,468,745)

Common stock issued for       343,996    344   1,768,178   40,000       40   239,960
 cash including exercise
 of stock options (net)

Common stock issued in        140,642    141   1,124,992
 conversion of convertible
 debenture

Common stock issued in         40,330     40     342,765
 settlement

Cash received in payment                                                                                     3,000
 on notes receivable-related
 parties from issuance of
 common stock

Deferred compensation                            293,750                                                                   (293,750)
 related to the issuance
 of stock options at below
 market value to officers,
 directors, employees and
 consultants

Amortization of deferred                                                                                                    384,414
 compensation on stock
 options

Interest earned on notes                                                                                   (81,449)
 receivable - related
 parties from issuance of
 or collateralized by
 common stock

Write-down of notes                                                                                        100,000
 receivable - related party

Net loss for the quarter                                                                (1,471,015)
 ended June 30, 1997
                            --------- ------ -----------  -------   ------  --------  ------------      ----------      ------------
Balance at June 30, 1997    8,469,838 $8,470 $38,926,763   40,000      $40  $239,960  ($24,107,802)    ($7,566,415)     ($5,378,081)
                            ========= ====== ===========  =======   ======  ========  ============      ==========

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)
                    ----------------------------------------

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

The Company entered into a letter of intent with Innovative Technologies in July of 1995 to apply Covol's briquetting technology to certain metallic ores supplied by Innovative. The Company conducted numerous tests of the ore through the fall of 1995, and concluded from the results that the venture was not economically viable. Accordingly, final agreement to process the ore was never reached. Innovative filed suit in March 1997, alleging that Covol breached its letter of intent with Innovative. On March 4, 1997, Innovative Holding Company, Inc., a California corporation, and ORO Limited, a California limited partnership, filed a civil complaint against the Company alleging breach of the letter of intent in the amount of $500,000 plus damages. The Company believes the case is without merit and will vigorously defend the suit.

On February 1, 1996, the Company entered into a Stock Purchase Agreement (the "Agreement") with former principals of IME, State, CIC and Larson to sell all of the common shares of the subsidiaries to the Buyers for a $5,000,000 face value 6% promissory note (the "Note"). The Buyers have raised various contentions regarding the Note and the Agreement. The Note is collateralized by 100,000 shares of the Company's common stock owned by the Buyers and held by the Company, 100,000 shares of the Company's common stock committed by the Buyers to be provided to the Company, and personal guarantees of the Buyers. The Buyers claim that Covol is responsible to pay additional amounts beyond the $3,500,000 provided for in the agreement. Furthermore, the Buyers claim that the Company represented to them payment terms that are different from the original promissory note. The Company accrued as of September 30, 1996 approximately $650,000 of additional expenses related to the discontinued operations for the wind-down period which were paid or accrued by the subsidiaries. The Company is investigating the claims made by the Buyers and the Company anticipates that an amicable settlement can be reached. However, there can be no assurance that a settlement will be reached with the Buyers.

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

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)
                    ----------------------------------------

Contingencies, continued

On June 5, 1997 Brandt Filtration Group, Inc. filed a complaint against the Company in the State Court for Gwinnett County, State of Georgia. The plaintiff also named Pacific Power & Light Company ("Pacific") as a defendant. The plaintiff prayed for $160,340 plus other unspecified damages and legal expenses. The complaint alleges that the Company breached a contract to purchase air filtration equipment for the Alabama project from Brandt and further alleges that the Company acted as agent for Pacific. Pacific removed the action to the United States District Court for the Northern District of Georgia. The Company and Pacific have answered the complaint, denying any agency liability on the part of Pacific. Pacific has filed a motion seeking to have the action dismissed against it. The Company disputes the amounts claimed by the plaintiff and intends to defend the action if a suitable settlement cannot be reached.

On June 26, 1997 Kirby Cochran, former President of the Company during the period from September of 1995 through May of 1996, filed a complaint against the Company in the Fourth Judicial District for Utah County, State of Utah. The plaintiff also named unspecified John Does 1-5 as defendants. The complaint alleges that Mr. Cochran is entitled to a declaratory judgment awarding him options to purchase 600,000 shares of the Company's stock plus damages of $50,000 as repayment of a purported loan. The complaint further alleges claims of conversion, fraud, and breach of contract related to the stock options and loan. Finally, the complaint alleges a claim for punitive damages and other unspecified special or general damages. The Company has filed a petition to remove the action to the United States District Court for the District of Utah. The Company has answered the complaint, denying liability and intends to vigorously defend the action. Further, the Company intends to file counterclaims against Mr. Cochran.

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

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Three months ended June 30, 1997 compared to three months ended June 30, 1996

Revenues

For the quarter ended June 30, 1997, total revenues were increased by $96,681 to $130,112 compared to $33,431 in the comparable period in 1996. Binder sales were $130,112 for the quarter ended June 30, 1997 compared to no binder sales for the same period ended June 30, 1996. Synthetic fuel sales decrease to $0 for the quarter ended June 30, 1997 from $33,431 for the same period in 1996. The increase in binder sales is attributable to an increase in production at the Utah plant, while the decrease in synthetic fuel sales is a result of the stockpiling of synthetic fuel product pending the refining and marketing of the synthetic fuel product.

Margins, Costs and Expenses

The Company's operating loss decreased by $1,663,863 to $1,780,333 for the quarter ended June 30, 1997 from a loss of $3,444,196 reported for the same period June 30, 1996 due principally to: a decrease of research and development expense of $327,194 from $420,050 for the quarter ended June 30, 1996 to $92,856 for the same period ended June 30, 1997; a decrease of selling, general and administrative from $1,368,951 for the quarter ended June 30, 1996 to $672,780 for the quarter ended June 30, 1997 ; a decrease of compensation expense on stock options from $1,425,929 for the quarter ended June 30, 1996 to $384,414 for the quarter ended June 30, 1997. Expense on issuance of common stock increased to $342,805 for the quarter ended June 30, 1997 compared to $4,500 for the same period ended June 30, 1996. Cost of briquetting operations increased $132,027 to $390,224 for the quarter ended June 30, 1997 from $258,197 for the quarter ended June 30, 1996. Minority interest in income of consolidated subsidiaries increased to $27,366 for the quarter ended June 30, 1997 compared to $0 for the same quarter ended June 30, 1996. Compensation expense on stock options for the quarter ended June 30, 1996 of $1,425,929 is based on the related financial statement for that period filed in the Company's Form 10-Q/A, Amendment No. 1 for the period ended June 30, 1996.

Net Loss

For the quarter ended June 30, 1997, the Company had a decrease in net loss of $4,136,205 to $1,471,015 as compared to a net loss of $5,607,220 for the comparable period in 1996. Other income increased $2,472,342 to $309,318 income for the quarter ended June 30, 1997 compared to a $2,163,024 loss for the same quarter ended June 30, 1996 principally due to: a decrease of write-down of note receivable to $100,000 for the quarter ended June 30, 1997 from a write-down of $2,250,000 for the same quarter ended June 30, 1996; interest income increased by $100,965 to $189,559 for the period ended June 30, 1997 from $88,594 for the same period ended June 30, 1996; and, gain on sale of assets increased to $299,822 for the quarter ended June 30, 1997 from $0 for the same quarter ended June 30, 1996. Interest expense increased to $95,501 for the quarter ended June 30, 1997 from $1,558 for the same quarter ended June 30, 1996.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

Results of Operations

Nine months ended June  30, 1997 compared to nine months ended June 30, 1996

Revenues

For the nine months ended June 30, 1997, total revenues were increased by $1,538,798 to $1,575,970 compared to $37,172 in the comparable period in 1996. A one-time license fee of $1,400,000 was the primary reason for the increased revenue. Binder sales were $134,129 for the nine months ended June 30, 1997 compared to no binder sales for the same period ended June 30, 1996. Synthetic fuel sales increased to $124,341 with a return on synthetic fuels of $82,500 for the period ended June 30, 1997 from a total of $37,172 for synthetic fuels sales for the same period ended June 30, 1996. The license fee revenue was earned in connection with the sale of the Utah Project. The Company anticipates that it will continue to earn license fees from the Utah Project and from the sale and operation of similar plants.

Margins, Costs and Expenses

The Company's operating loss decreased to $3,224,591 for the nine months ended June 30, 1997 from a loss of $9,026,614 reported for the same period June 30, 1996 due principally to: a decrease of research and development expense of $681,982 from $945,301 for the nine months ended June 30, 1996 to $263,319 for the same period ended June 30, 1997; a decrease of selling, general and administrative from $3,040,541 to $1,902,617 for the nine months ended June 30, 1997; a decrease of compensation expense on stock options from $4,315,798 for the nine months ended June 30, 1996 to $933,112 for the nine months ended June 30, 1997. Expense on issuance of common stock increased to $383,305 for the nine months ended June 30, 1997 compared to $73,623 for the same period ended June 30, 1996. Cost of briquetting operations increased by $451,393 from $688,523 for the nine months ended June 30, 1996 to $1,139,916 for the nine months ended June 30, 1997. Minority interest in income of consolidated subsidiaries increased to $178,292 for the nine months ended June 30, 1997 compared to $0 for the same nine months ended June 30, 1996. Compensation expense on stock options for the nine months ended June 30, 1996 of $4,315,798 is based on the restated financial statements for that period filed in the Company's Form 10-Q/A, Amendment No. 1 for the period ended June 30, 1996.

Net Loss

For the nine months ended June 30, 1997, the Company has a net loss of $2,911,326 as compared to a net loss of $12,370,608 for the comparable period in 1996. Other income increased to $313,265 for the nine months ended June 30, 1997 from a loss of $2,439,489 for the same nine months ended June 30, 1996 principally due to: a decrease of write-down of note receivable to $150,000 for the nine months ended June 30, 1997 from a write-down of $2,449,575 for the same nine months ended June 30, 1996; interest income increased $249,196 to $449,146 for the nine months ended June 30, 1997 from $199,950 for the same period ended June 30, 1996; and, gain on sale of assets increased to $295,626 for the nine months ended June 30, 1997 from $0 for the same nine months ended June 30, 1996. Interest expense increased to $301,398 for the nine months ended June 30, 1997 from $45,606 for the nine months ended June 30, 1996.

Liquidity and Capital Resources

The Company continues to make progress toward the commercialization of its technology and movement towards becoming an operating company with less emphasis on development. Cash used by the Company in operating activities decreased $1,134,037 during the nine months ending June 30, 1997 ($2,773,414 compared to $3,907,451 for the same period in 1996) principally due to an increase of revenues and a decrease in research and development expense, selling, general and administrative expense and compensation expense on stock options.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

The Company increased its investment in property, plant and equipment from $2,569,530 for the nine months ended June 30, 1996 to $6,580,171 for the nine months ended June 30, 1997 due principally to the development of the Utah Project and the Alabama Project. The Company was able to fund these capital expenditures principally through the issuance of notes payable and the issuance of common stock.

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

During the quarter ended March 31, 1997, the Company entered into contractual arrangements to acquire coal fines and to conduct recovery and preparation activities. The total obligation to acquire the coal fines is approximately $5,500,000 of which $750,000 has been paid with the balance due over 3 years. $395,833 of such obligation is due in fiscal year 1997.

On January  27,  1997,  the  Company  engaged RAS  Securities  Corp.,  to act as placement agent on a "best efforts" private offering of a minimum aggregate principal amount of $1,000,000 ($3,000,000 maximum) of 8% Convertible Subordinated Debentures of the Company to accredited investors. This offering was terminated by the Company on March 27, 1997 without the placement of any debentures.

In connection with the engagement of RAS Securities Corp. ("RAS") as placement agent and as settlement of a dispute regarding the Letter Agreement (defined below), the Company entered into a Settlement Agreement, dated as of January 27, 1997 (the "RAS Settlement Agreement"), with RAS and certain principals of RAS (the "Individuals") whereby the Company agreed to issue approximately 40,330 shares of Company common stock to the Individuals in settlement of certain alleged rights under a Letter Agreement, dated as of April 5, 1996 (the "Letter Agreement"), by and among RAS and the Company. Under the disputed Letter Agreement, RAS exercised certain warrants to purchase 65,000 shares of Company common stock. In accordance with the RAS Settlement Agreement, the parties are mutually released from their respective rights and obligations, if any, under the Letter Agreement.

At June 30, 1997, the Company had a working capital deficit of $2,942,262. The Company is currently in discussions with various sources for equity financing. The Company believes that the resources described above and the potential equity financing will be adequate for the Company to meet its obligations in fiscal year 1997 notwithstanding its working capital deficit at June 30, 1997. However, there is no assurance that the Company will be able to obtain the necessary equity financing.

On March 20, 1997, the Company entered into a Convertible Loan and Security Agreement (the "Loan Agreement") with PacifiCorp Financial Services, Inc., an Oregon corporation ("PacifiCorp"). Under the Loan Agreement the Company may borrow up to $5,000,000 as evidenced by a draw down promissory note (the "Promissory Note") payable to PacifiCorp. As of June 30, 1997, the Company has drawn $1,696,222 under the Loan Agreement. Principal and accrued interest on the Promissory Note is due and payable on March 20, 1998 (the "Due Date"), unless the Promissory Note is converted into Company common stock. Interest due on the Promissory Note is calculated based on a 360 day year and the actual number of days lapsed, and will be compounded monthly. The interest rate is a rate per annum equal to the lesser of (i) the highest rate allowed by law, or (ii) the sum of the rate of interest publicly announced by Morgan Guaranty Trust Company of New York in New York City from time to time plus two percent (2%) per annum.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

The proceeds of the loan (the "Loan") may be used by the Company to (i) complete construction of the coal briquetting facility to be located in Birmingham, Alabama (the "Alabama Project"), (ii) finance the purchase of coal fines for the Alabama Project, (iii) fund the net working capital needs of the Alabama Project, (iv) finance the development and construction of a wash plant for coal fines, and (v) other uses related to the Alabama Project approved by PacifiCorp in its sole discretion. The Company's obligation to repay the Loan is secured by a security interest and lien on certain property relating to the Alabama Plant. In addition, PacifiCorp has the right to convert all or a portion of the principal and unpaid interest on the Loan at any time into shares of Company common stock at a conversion price of $7.00 per share, subject to certain adjustments as provided in the Loan Agreement. On May 5, 1997, PacifiCorp filed a Schedule 13D with the Securities and Exchange Commission reporting its beneficial ownership of 714,286 shares of Company common stock should PacifiCorp convert the full amount of the Loan. Pursuant to the Registration Rights
Agreement, dated as of March 20, 1997, between the Company and PacifiCorp, PacifiCorp has been granted certain "demand" and "piggy-back" registration rights with respect to shares of Company common stock that could be acquired by PacifiCorp pursuant to the Loan Agreement.

Pursuant to the Alabama Project Purchase Agreement, dated as of March 20, 1997 (the "Purchase Agreement"), by and between the Company, Alabama Synfuel #1, Ltd., a Delaware limited partnership ("Alabama Synfuel") and Birmingham Syn Fuel, L.L.C., an Oregon limited liability company ("Birmingham Syn Fuel"), the Company and Alabama Synfuel have agreed to sell, and Birmingham Syn Fuel has agreed to buy, the Alabama Project, subject to the terms and conditions of the Purchase Agreement. The purchase price for the Alabama Project would be $3,400,000 and would be payable in the form of a nonrecourse promissory note secured by certain property of the Alabama Project. There are numerous conditions to the closing of the sale of the Alabama Project, including, but not limited to, the receipt of an Internal Revenue Service Private Letter Ruling (the "Letter Ruling").

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

In December 1996, the Company entered into a Debenture Agreement and Security Agreement with AJG Financial Services, Inc. to borrow $4,000,000. In December 1996, $1,100,000 in convertible subordinated debentures (the "Subordinated Debentures") were issued and funded, with an additional $2,900,000 in credit available for future draw downs pursuant to Senior Debentures (non-convertible) to be issued by the Company. During the quarter ended March 31, 1997 the Company drew down $2,792,173 and on April 14, 1997 the Company drew down the remaining $107,827 of the available $2,900,000. On May 5, 1997 the $1,100,000 convertible subordinated debentures and accrued interest were converted into 140,642 shares of common stock based on a conversion price of $8.00 per share.

In July, 1996, the Company borrowed $700,000 from Key Bank. The loan was personally guaranteed by seven officers, directors and employees of the Company. The current outstanding balance on the loan, including interest and fees is $523,940. The Company and Key Bank have previously negotiated rollovers of the loan. The current rollover matured May 30, 1997. Key Bank has notified the Company that it is in default on the loan. The Company is arranging with Key Bank to pay off the loan.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

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

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

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

With respect to tax credits under Section 29 of the Internal Revenue Code of 1996, as amended ("Section 29"), on February 6, 1997, the Treasury Department released the General Explanations of the Administration's Revenue Proposals, which summarized the tax-related provisions from the President's Fiscal Year 1998 Budget submission to Congress (the "Proposed Federal Budget"). The initial version of the Proposed Federal Budget proposed an amendment to a provision of
Section 29. Currently, Section 29 requires that facilities producing certain qualified fuels (including solid synthetic fuel produced from coal) that are constructed pursuant to a binding contract in place by December 31, 1996 be placed in service by June 30, 1998. (The "placed-in-service date" and "binding-contract date" have been previously extended on several occasions, most recently by the Small Business Jobs Protection Act of 1996.) The Proposed Federal Budget proposed that the placed-in-service date be changed to June 30, 1997.

On August 5, 1997, President Clinton signed the Taxpayer Relief Act of 1997 (the "Act"). In addition to the broad implications of the Act which aims to eliminate the deficit by 2002 and provide the first general tax cut in 16 years, the Act did not include any modification to Section 29. Hence, the June 30, 1998 deadline for placing in service synthetic fuel plants constructed pursuant to binding contracts in place before January 1, 1997 remains intact.

                   COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

On June 5, 1997 Brandt Filtration Group, Inc. filed a complaint against the Company in the State Court for Gwinnett County, State of Georgia. The plaintiff also named Pacific Power & Light Company ("Pacific") as a defendant. The plaintiff seeks $160,340 plus other unspecified damages and legal expenses. The complaint alleges that the Company breached a contract to purchase air filtration equipment for the Alabama project from Brandt and further alleges that the Company acted as agent for Pacific. Pacific removed the action to the United States District Court for the Northern District of Georgia. The Company and Pacific have answered the complaint, denying any agency liability on the part of Pacific. Pacific has filed a motion seeking to have the action dismissed against it. The Company disputes the amounts claimed by the plaintiff and intends to defend the action if a suitable settlement cannot be reached.

On June 26, 1997 Kirby Cochran, former President of the Company during the period from September of 1995 through May of 1996, filed a complaint against the Company in the Fourth Judicial District for Utah County, State of Utah. The plaintiff also named unspecified John Does 1-5 as defendants. The complaint alleges that Mr. Cochran is entitled to a declaratory judgment awarding him options to purchase 600,000 shares of the Company's stock plus damages of $50,000 as repayment of a purported loan. The complaint further alleges claims of conversion, fraud, and breach of contract related to the stock options and loan. Finally, the complaint alleges a claim for punitive damages and other unspecified special or general damages. The Company has filed a petition to remove the action to the United States District Court for the District of Utah. The Company has answered the complaint, denying liability and intends to vigorously defend the action. Further, the Company intends to file counterclaims against Mr. Cochran.

ITEM 2.           CHANGES IN SECURITIES.

Recent Sales of Unregistered Securities

The following sets forth securities issued by the Company within the past fiscal quarter without registering the securities under the Securities Act of 1933, as amended (the "33 Act"). No underwriters were involved in any stock issuances nor were any commissions or similar fees paid in connection therewith.

The Company believes that the following issuances of shares of common stock, notes and debentures and other securities were exempt from the registration requirements of the 33 Act pursuant to the exemption set forth under Regulation S of the 33 Act or Section 4(2) thereof.

On April 1, 1997, the Company granted 50,000 stock options to Max Sorensen, an executive of the Company, which was recorded as deferred compensation and valued at $312,500. The exercise price is $1.50 per share for 50,000 options.

On April 1, 1997, the Company granted 2,500 stock options to Vern May, a director of the company as director compensation. The exercise price is $1.50 per share.

On April 15, 1997, the Company granted stock options to acquire 180,000 shares, at an exercise price of $8.25 per share, to 9 employees of the Company.

On May 1, 1997, the Company granted 2,500 stock options to Joe Johnson, a director of the Company, as director compensation. The exercise price is $1.50 per share.

On May 6, 1997, the Company issued 49,996 shares of common stock in a private placement to three accredited investors for $299,976.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

As described in Part I, Item 2 above, on May 5, 1997 the Company issued 140,642 shares of common stock to AJG Financial Services, Inc., an accredited investor converting the subordinated debenture and accrued interest at a price of $8.00.

On May 19, 1997, the Company issued 50,000 shares of common stock to two accredited investors for $90,000 in exercising of options at $1.80 per share.

On June 6, 1997, the Company issued 40,330 shares to certain principals of RAS Securities Corp. each accredited investors valued at $8.50 per share in settlement totaling $342,765.

Regulation S Offering. On May 26, 1997 and July 7, 1997, and in reliance on Regulation S of the Securities Act of 1933, as amended ("Regulation S"), the Company received funds and accepted subscriptions for the sale of 224,000 units and 60,000 units, respectively (the "Units"), from accredited non-U.S. persons (the "Non-U.S. Persons"). Each Unit consisted of (i) one share of Company common stock, $0.001 par value per share (the "Common Stock"), and (ii) a warrant to acquire one share of Company Common Stock at a price of $7.25 per share (the "Warrants"), for a total purchase price per Unit of $6.00, or a total of $1,704,000. The Warrants are exercisable at any time prior to the second anniversary of their issuance. The Shares of Company Common Stock issuable under the Warrants and the Finder Warrants (as defined below) have piggy-back registration rights and conditional demand registration rights. The conditional demand registration rights are triggered if within twelve (12) months from the date of subscription, the Securities and Exchange Commission imposes an additional holding period requirement on securities issued under Regulation S, other than the holding period restrictions currently in effect. Doyle Capital Resources, an Australian entity located at Level 32, Chifley Tower, Two Chifley Square, Sydney NSW 2000 Australia ("Doyle Capital Resources"), and Aymkone Pty Ltd, an Australian entity located at Level 4, 70 Castlereagh Street, Sydney NSW 2000 Australia ("Aymkone"), acted as finders in the sale to the Non-U.S. Persons. As compensation for acting as finders on both subscriptions, Doyle Capital Resources received a cash fee of five percent of the proceeds of such offerings and Aymkone received warrants (the "Finder Warrants") to purchase 71,000 shares of Company Common Stock at a price of $7.25 per share. The Finder Warrants are exercisable at any time prior to the second anniversary of their issuance. Based upon representations made to the Company, Aymkone is also a non-U.S. person and the Finder Warrants were issued in reliance on Regulation S.

ITEM 3.  DEFAULTS OF SENIOR SECURITIES.

In July, 1996, the Company borrowed $700,000 from Key Bank. The loan was personally guaranteed by seven officers, directors and employees of the Company. The current outstanding balance on the loan, including interest and fees is $523,940. The Company and Key Bank have previously negotiated rollovers of the loan. The current rollover matured May 30, 1997. Key Bank has notified the Company that it is in default of the loan. The Company is arranging with Key Bank to pay off the loan.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 25, 1997, the Company held its annual stockholders meeting in Salt Lake City, Utah (the "Annual Meeting"). At the Annual Meeting the stockholders approved of : (i) the election of Raymond J. Weller, Brent M. Cook, Stanley M. Kimball, DeLance M. Squire, Vern T. May and Joe K. Johnson as directors; (ii) an amendment to the Company's Certificate of Incorporation to create a new class of preferred stock, $.001 par value, with an authorized number of shares equal to 10,000,000; (iii) an amendment to the Company's Bylaws to provide for (a) classified board of directors, (b) the minimum and maximum number of directors on the Board, (c) the removal of directors with the vote or written consent of stockholders representing not less than two-thirds of the issued and outstanding stock entitled to vote and (d) increases to the size of the board of directors with the vote or written consent of the stockholders representing not less than two-thirds of the issued and outstanding stock entitled to vote; and (iv) the ratification of Coopers & Lybrand LLP as independent auditors of the Company for fiscal year ending September 30, 1997.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

The following list summarizes the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each matter, including a separate tabulation for each nominee to the board of directors.

                                                                   Abstentions
ITEM (I) - Election of Directors     Votes For  Votes Withheld  Broker Non-Votes
                                     ---------  --------------  ----------------

Raymond J. Weller                    5,947,402      265,770         18,927
Brent M. Cook                        6,016,399      192,795         22,905
Stanley M. Kimball                   5,936,177      201,295         94,627
DeLance M. Squire                    6,011,732      202,970         17,397
Vern T. May                          6,012,736      200,436         18,927
Joe K. Johnson                       6,035,663      196,436              0

ITEM (II) - Amendment to
Certificate of Incorporation         4,182,952      442,787        116,735

ITEM (III) - Amendment to Bylaws
(a) Classification of Board          4,430,325      231,311         72,048
(b) Number of Directors              5,962,561      132,566         86,383
(c) Removal of Directors             4,216,466      431,398         93,389
(d) Increase size of Board           4,536,750      117,430         71,089

ITEM (IV) - Ratification of          6,079,847       16,160         52,877
Independent Auditors


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

Effective July 17, 1997, Joe K. Johnson resigned from the Board of Directors to pursue other business interests and to allow the Company flexibility to appoint another director in connection with future financing transactions.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

PART II. OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Those exhibits previously filed with the Securities and Exchange Commission as required by Item 601 of Regulation S-K, are incorporated herein by reference in accordance with the provisions of Rule 12b-32.

                  3.1.2    Certificate of Amendment of the Certificate of
                            Incorporation dated June 25, 1997.

                  3.2.1    Certificate of Amendment of the Bylaws dated
                            May 20, 1997.

                  3.2.2    Certificate of Amendment of the Bylaws dated
                            June 25, 1997.

                  27.1     Financial Data Schedule.

         (b) The Company filed two Current Reports on Form 8-K dated May 26, 1997 and July 7, 1997, respectively. The information provided therein disclosed the sale of Company common stock and warrants pursuant to Regulation S of the Securities Act of 1933, as amended.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------


                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 1997


                           COVOL TECHNOLOGIES, INC.

                           By: /s/ Brent M. Cook
                              -------------------------------------------------
                           Brent M. Cook, Chief Executive Officer and President


                           By: /s/ Stanley M. Kimball
                              -------------------------------------------------
                           Stanley M. Kimball, Principal Financial Officer