Form 10-K
period 1997-09-30
COVOL TECHNOLOGIES INC
filed 1998-01-13
CIK 1003344

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

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                [NO FEE REQUIRED]
                  For the fiscal year ended September 30, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                [NO FEE REQUIRED]

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

          The aggregate market value of the voting stock held by non-affiliates of the registrant on December 15, 1997 was $96,571,353.

          The number of shares outstanding of each of the registrant's classes of common stock as of December 15, 1997 was 9,298,175.
                       -----------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference:

None.

                                TABLE OF CONTENTS

                                                                           Page
PART I

   ITEM 1.       BUSINESS...................................................  1

   ITEM 2.       PROPERTIES................................................. 19

   ITEM 3.       LEGAL PROCEEDINGS.......................................... 20

   ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........ 21

PART II

   ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS........................................ 21

   ITEM 6.       SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA............ 27

   ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS........................ 30

   ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                 MARKET RISK................................................ 38

   ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................ 38

   ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE........................ 38

PART III

   ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......... 39

   ITEM 11.      EXECUTIVE COMPENSATION..................................... 45

   ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT................................................. 50

   ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............. 53

PART IV

   ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.... 56

Statements in this Form 10-K, including those concerning the Registrant's expectations regarding its business, and certain of the information presented in this report, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. As such, actual results may vary materially from such expectations. For a discussion of the factors that could cause actual results to differ from expectations, please see the caption entitled "Forward Looking Statements" in Item 1 and 7 hereof. There can be no assurance that the Registrant's results of operations will not be adversely affected by such factors.

                                     PART I

ITEM 1.  BUSINESS

The Company

         The primary business of Covol Technologies, Inc. (the "Company" or "Covol") is to commercialize patented and proprietary technologies (the "Briquetting Technology") used to recycle waste by-products from the coal, steel and other industries into a marketable source of fuel, revert materials and other marketable resources in the form of briquettes, extrusions or pellets ("briquettes").

         Covol was originally incorporated in Nevada in 1987 under the name Cynsulo, Inc. In 1988, the Company consummated an initial public offering of its common stock in Nevada in which the Company sold 200,000 shares for $20,000. At the time of such public offering, the Company was engaged in no material business activities. In December 1988, the Company acquired all of the issued and outstanding shares of McParkland Corporation and changed its name to McParkland Properties, Inc. ("McParkland"). McParkland invested in discounted notes and contracts through the Federal Deposit Insurance Corporation. In 1989, management became aware of certain irregularities relating to the original purchase of two loan packages. As a result of an investigation conducted by management, the purchase of McParkland was rescinded in February 1990, and the Company's name was changed to Riverbed Enterprises, Inc. In August 1990, the Company's focus was changed to the growing and marketing of certain agricultural products, primarily alfalfa. In 1991, the Company acquired technology consisting of binding agents used to make briquettes. The Company shifted its focus to the research and development of better and stronger binding agents which resulted in patenting the Briquetting Technology. The Company then changed its focus from its agricultural business and devoted its primary efforts to the development and commercialization of the Briquetting Technology. The Company's name was changed to Enviro-Fuels Technology, Inc. in July 1991, to Environmental Technologies Group International in 1994, and to Covol Technologies, Inc. in August 1995, at which time the Company was reincorporated in Delaware.

         In 1993, the Company acquired three construction companies engaged in providing contracting and construction services to the steel, copper and other heavy industries. The companies were Industrial Management and Engineering, Inc. ("IME"), State Incorporated ("State") and Central Industrial Construction, Inc. ("CIC"). Additionally, in 1994, the Company acquired Larson Limestone Company, Inc. ("Larson"), which mines, produces and markets limestone products for industrial applications. IME, State, CIC and Larson are collectively referred to as the "Construction Companies."

         In September 1995, the Company made a strategic decision to focus its efforts exclusively on commercializing the Briquetting Technology and to divest itself of the Construction Companies. Accordingly, on February 1, 1996, the Company entered into a Share Purchase Agreement ( the "Agreement") with Michael McEwan and Gerald Larson, former principals of the Construction Companies (the "Buyers"), to sell all of the common shares of the Construction Companies to Buyers. See "ITEM 1. BUSINESS--Construction and Limestone Businesses."

         Partnerships. In June 1996, the Company formed Utah Synfuel #1, Ltd. ("US #1") and Alabama Synfuel #1, Ltd. ("AS #1"), each a Delaware limited partnership (collectively the "Partnerships"). The Company has retained a 60% interest in US #1 and a 80% interest in AS #1 and privately placed the remaining partnership interests in the Partnerships. The limited partners paid $3,277,500 for the remaining partnership interests in US #1 and $2,062,500 for the remaining partnership interests in AS #1.

         Funds raised in AS #1 and US #1 were used to purchase equipment and begin construction on the synthetic coal briquetting plants in Birmingham, Alabama (the "Alabama Plant"), through AS #1, and in Price, Utah (the "Utah Plant"), through US #1. The Company and AS #1 subsequently entered into a contract to sell the Alabama Plant to Birmingham Syn Fuel, L.L.C. ("BSF"), an affiliate of PacifiCorp Financial Services, Inc. ("PacifiCorp"). See "ITEM 1.
BUSINESS--Business of the Company--Alabama Plant." The Utah Plant was sold to Coaltech No. 1 LP ("Coaltech"), a Delaware limited partnership, which consists of the Company as a 1% general partner, AJG Financial Services, Inc. as a 24% limited partner and Square D Company as a 75% limited partner. See "ITEM 1.
BUSINESS--Business of the Company--Utah Plant." Under the partnership agreements for the Partnerships, the Company is entitled to distributions from the Partnerships according to the Company's percentage interest in the net distributable cash flow of the Partnerships.

         Flat Ridge Corporation. On October 15, 1997, the Company organized Flat Ridge Corporation ("FRC"), a Utah corporation, as a wholly-owned subsidiary. The purpose of FRC is to develop sites for the construction of briquetting facilities. To date FRC has incurred costs for the permitting of a site in West Virginia. There has been no other significant business conducted by FRC.

         Covol Australia. On December 6, 1996, Covol Australia, Ltd. ("CAL"), an Australian corporation, was formed by the Company and MT Technologies, Inc., a British Virgin Islands corporation with offices in Hong Kong. The Company initially retained a 15% interest in CAL and entered into a licensing agreement with CAL for the use of the Briquetting Technology in Australia. On September 10, 1997, the Company acquired from the other CAL stockholders their interests in exchange for 30,000 shares of Company common stock, thus making CAL a wholly-owned subsidiary of the Company, amounts paid in excess of tangible assets acquired are shown in the financial statements as payment for services. The Company intends to commercialize its Briquetting Technology in Australia and in other foreign countries. There was no significant business activity conducted by CAL during the fiscal year ended September 30, 1997.

         As of the filing of this report, the consolidated business of the Company consisted of Covol as the parent company, FRC and CAL as wholly-owned corporate subsidiaries, and US #1 and AS #1 as limited partnerships, of which the Company is both the general partner and a limited partner, holding a 60% and 80% interest, respectively.

         Effective January 1, 1994, the Company changed its fiscal year-end from December 31 to September 30. Effective June 14, 1995, the Company implemented a one-for-twenty reverse stock split relating to its common stock. Effective January 23, 1996, the Company implemented a two-for-one forward stock split relating to its common stock. Except as otherwise indicated, all information set forth herein has been adjusted to give effect to such stock splits. Effective June 25, 1997, the Company approved a new class of preferred stock in an authorized amount of 10,000,000 shares.

         The Company anticipates that its expansion plans and working capital requirements through the fiscal year ending September 30, 1998 will be met through payments from the sale of briquetting facilities, advance license fees which consist of a one-time payment for the use of the Briquetting Technology royalties, based on production by licensees of the Company's Briquetting Technology, profits from the sale of binder and proceeds from project financings and equity and debt offerings as of the date of this Annual Report. Depending upon the amount and timing of these capital resources, the Company may be required to raise additional capital through private offerings of equity and debt securities. No assurances can be made that the Company will operate profitably, receive sufficient revenues from the sources listed above, or if need be, will be able to raise sufficient capital through equity or debt offerings.

Business of Company

         The Company has developed the Briquetting Technology to recycle waste by-products such as iron revert, coke breeze and coal fines from the steel and coal industries into marketable sources of fuel or raw materials in the form of briquettes. During the steel-making process, steel mills produce, among other waste by-products, revert materials (small particles containing iron-rich materials). Coke breeze is a fine residue resulting from the production and storage of coke, a coal derivative used in the steel-making process. During the coal-mining process, coal fines (small coal particles ranging from dust size to less than 1/4" in diameter) are produced. Notwithstanding the significant potential value in the revert materials, coke breeze and coal fines, the steel and coal industries historically have not been able to develop effective processes whereby these valuable resources can be captured and utilized. Indeed, these materials have presented a disposal problem for steel and coal producers, who may incur substantial costs in complying with federal and state environmental laws and regulations relating to their storage and disposal.

         The Briquetting Technology employs pressure and chemical agents to bind coal fines, coke breeze and revert materials into briquettes. The coal and coke briquettes produced through use of the Briquetting Technology are suitable for industrial and commercial use and are comparable to run-of-mine coal and formed coke. The revert material briquettes produced through use of the Briquetting Technology are further processed in reducing furnaces to reclaim iron and other materials. The revert processed through use of the Briquetting Technology is comparable to scrap iron, a common form of raw material used by the steel-making industry. See "ITEM 1. BUSINESS--Briquetting Technology." The Company believes that its coal and coke briquettes and reclaimed iron can be produced and marketed at prices which are competitive with run-of-mine coal, formed coke and other sources of scrap iron. Moreover, the Company believes that the Briquetting Technology will be attractive to steel and coal producers in addressing the environmental issues surrounding the disposal of waste by-products generated in the production process.

         In addition to the uses described above, the Briquetting Technology may also have other applications. The Company has successfully briquetted other materials such as molybdenum, grinding swarf, lead dross and rutile to name a few. The Company has not explored the commercial viability of these and other applications.

         The Company's fundamental business strategy is to commercialize the Briquetting Technology through investors, limited partnerships, licenses, joint ventures and collaborative arrangements with steel, coke and coal producers. Because of the potential for tax credits in connection with the production of synthetic fuels from coal fines at briquetting plants placed in service by June 30, 1998 (see "ITEM 1. BUSINESS--Tax Credits"), the principal focus of the Company during fiscal year 1997 has been the development and commercialization of the Briquetting Technology with respect to coal. The Company will continue to focus on the coal application through fiscal year 1998.

         Alabama Plant

         The Company, through AS #1, is currently constructing the Alabama Plant in Birmingham, Alabama. The plant will manufacture synthetic fuel from coal and is expected to have an annual capacity of approximately 360,000 tons. The Company anticipates that the construction of the Alabama Plant will be completed by February 15, 1998. However, there are no assurances that the construction of the Alabama Plant will be completed by that date or that it will produce at its expected capacity.

         Pursuant to the Alabama Project Purchase Agreement, dated as of March 20, 1997 (the "Alabama Purchase Agreement"), between the Company, AS #1 and Birmingham Syn Fuel, L.L.C. ("BSF") a wholly-owned subsidiary of PacifiCorp Financial Services, Inc. (together with any affiliates, "PacifiCorp"), the

Company and AS #1 have agreed to sell, and BSF has agreed to buy, the Alabama Plant, subject to the terms and conditions of the Alabama Purchase Agreement. The purchase price for the Alabama Plant should approximate the cost of the Alabama Plant and will be payable in the form of a nonrecourse promissory note secured by certain portions of the Alabama Plant. There are several conditions precedent to the closing of the sale of the Alabama Plant. One condition to closing was the receipt by BSF of a Private Letter Ruling ("PLR") from the Internal Revenue Service ("IRS"). BSF received a favorable PLR in August 1997. The receipt of the PLR triggered the payment of $250,000 in advance license fees under the license agreement, which was included in deferred revenue as of September 30, 1997, and will be recognized upon completion of the Alabama Plant. An additional fee of $250,000 is payable upon the completion of the Alabama Plant construction. The Company believes that it has met or will meet all other conditions for the sale of the Alabama Plant; however, there is no assurance that all conditions will be met.

         Pursuant to a license agreement, BSF will pay quarterly royalty payments at a prescribed dollar amount multiplied by the amount of British thermal units ("Btu") in the product produced and sold during the calendar quarter. The prescribed dollar amount is subject to adjustment based upon the "inflation adjustment factor" as set forth in Section 29(d)(2) of the Internal Revenue Code of 1986, as amended (the "Code"). The amount to be paid is subject to adjustment to the extent that BSF incurs an operating loss on the production and sale of synthetic fuel (exclusive of the amount BSF pays as a license fee for the use of the technology).

         The Company also has agreed to provide binder material to BSF for the manufacture and production of synthetic fuel at an amount equal to the Company's cost plus a prescribed mark-up. The mark-up may be reduced to the extent BSF incurs a loss on the production and sale of synthetic fuel, but not below the Company's cost for such binder materials.

         Pursuant to a conditional option agreement, the Company agreed to purchase all of the rights, title and interests of certain PacifiCorp parties in BSF and all interests of PacifiCorp in its original $5 Million draw down loan (described herein, and subsequently amended to $7 Million) if a PLR was not received. Based upon BSF's receipt of the PLR in August 1997, the Company believes that the conditional option agreement has terminated according to its terms.

         Utah Plant

         The Company, through US #1, constructed the Utah Plant in Price, Utah. The Utah Plant is a synthetic fuel briquetting facility with a production capacity of approximately 360,000 tons per year. On March 10, 1997, the Company, together with US #1, finalized the sale of the Utah Plant for $3.5 Million, in the form of a nonrecourse promissory note (the "Utah Note"), all in accordance with a Utah Project Purchase Agreement, dated as of March 7, 1997, between the Company, US #1 and Coaltech (the "Utah Purchase Agreement"). The sale of the Utah Plant resulted in a loss of approximately $581,000. The aggregate principal balance of the Utah Note accrues interest at a fixed interest rate of 9.6552% per annum, and is to be repaid in forty-four (44) equal consecutive quarterly installments of principal and interest in the amount of $130,000, commencing on March 31, 1997. As of September 30, 1997, one payment has been received. The Utah Note is secured by a security interest in the Utah Plant, and in the event of a default under the Utah Note, the Company's and US #1's sole right to recovery is limited to the Utah Plant as pledged collateral without any recourse against Coaltech. Accordingly, payments under the Utah Note will be subject to the profitable production and sale of briquettes at the Utah Plant. If payments are made on the Utah Note and the sublicense agreement described below, the Company is only entitled to receive a distribution, if any, in accordance with its percentage ownership of US #1. Currently, the Company has a 60% interest in US #1.

         The purchaser of the Utah Plant, Coaltech, consists of AJG Financial Services, Inc., a Delaware corporation and wholly-owned subsidiary of Arthur J. Gallagher & Co. ("Gallagher"), and Square D Company, a Delaware corporation and wholly-owned subsidiary of Groupe Schneider, as 24% and 75% limited partners, respectively, and the Company as a 1% general partner. Coaltech is a limited partnership with no assets other than the Utah Plant, capital contributions made by the partners and the sublicense described below.

         In connection with the execution and delivery of the Utah Purchase Agreement, US #1 granted Coaltech a non-exclusive sublicense of the Briquetting Technology all pursuant to a License Agreement, dated as of March 7, 1997, by and among US #1 as licensor, the Company as vendor, and Coaltech as licensee and vendee (the "Utah License Agreement"). Under the Utah License Agreement, US #1 received an advance license fee of $1.4 Million, included in deferred revenue as of September 30, 1997, and depending upon the amount of briquettes that are produced and sold as "qualified fuels" under Section 29 of the Code, US #1 may receive an earned license fee payable quarterly. The earned license fee is based upon the product of an established dollar amount multiplied by the Btu of the briquettes manufactured and sold at the Utah Plant. The established dollar amount is subject to annual adjustment based upon an "inflation adjustment factor" as set forth in Section 29(d)(2) of the Code. US #1 also has the opportunity to receive an additional $1.1 Million as a goal fee if (i) the Utah Plant during any consecutive seven day period produces and sells 7,140 tons of qualifying briquettes, (ii) the Company completes the installation of additional equipment at the facility (which has been installed), and (iii) notice is given to Coaltech regarding such production and installation. The Company cannot predict with any certainty the amount of ongoing license fees that may be generated under the Utah License Agreement.

         Also under the Utah License Agreement, the Company has agreed to sell certain proprietary binder material necessary to produce the briquettes to Coaltech at an established rate per ton subject to annual adjustment based upon the producer price index. The Utah License Agreement extends to the later of (i) January 1, 2008 or (ii) the corresponding date after which tax credits may not be claimed or otherwise available under Section 29 of the Code.

         The Company contracted with Coaltech to act as operator of the facility for a quarterly fee based upon the amount of briquettes produced and sold per year. The Company cannot predict with any certainty the amount of quarterly fees that may be generated under its operation and maintenance agreement with Coaltech. Moreover, the Company granted Coaltech a put option to require the Company to purchase from Coaltech the Utah Project if (i) all of the Coaltech limited partners are unable to utilize the federal income tax credits under
Section 29 of the Code, (ii) the economic benefits accruing to or experienced by all of the Coaltech limited partners shall differ significantly from what was initially projected, or (iii) there is a permanent force majeure or material damage or destruction of the Utah Plant. If the put option is exercised prior to the third anniversary date of the grant, the option price will be equal to the fair market value of the limited partnership interests of the optionees on a going concern basis, but in no event will the option price exceed 50% of the capital contributions made by the optionees to fund payments due under the Utah Note, the Utah License Agreement and broker fees. If the put option is exercised on or after the third anniversary date, the option price will be $10 and the optionees will not be entitled to any other payments.

         As part of the sale of the Utah Plant, the Company and US #1 entered into a Supply and Purchase Agreement with Coaltech. Under the agreement, the Company agreed to provide coal fines to the Utah Plant for processing into synthetic fuel at an amount equal to the Company's per ton costs (including any wash costs). See discussion of wash plant below. Furthermore, US #1 agreed to purchase from Coaltech the synthetic fuel produced at its cost plus one dollar per ton. Coaltech has the right to market its synthetic fuel to a third party, with US #1 having a right of first refusal to purchase such synthetic fuel. The Company incurred a loss of $1,547,674 in the year ended September 30, 1997 in connection with this agreement.

         Finally, the building and surrounding property that accommodates the Utah Plant was constructed so as to be capable of housing a second briquetting facility. The Company granted to Coaltech the right to purchase a second line if constructed at the Utah Plant site under terms comparable to the sale of the Utah Plant. If the Company sells a second line to Coaltech, it is also obligated to sell the building, binder plant, and other equipment that were not part of the Utah Plant sold. The decision to construct the second line is dependent upon, among other things, identifying adequate fines to operate a second line, marketing of the synthetic fuel from a second line, and financing for construction of the second line. The Company can give no assurance that the second facility will be built, or that, if built, such facility will be purchased by Coaltech.

         Since the Utah Plant was first placed in service it has experienced several problems, including insufficient drying capability for the synthetic fuel product, inadequate clean coal fines as a feedstock for operations, and inability to market to end-consumers the synthetic fuel product produced from the high ash feedstock. The steps the Company has taken or is taking to address these problems are described below.

         Subsequent to the sale of the Utah Plant and as a condition of the sale, the Company removed the dryers that were then a part of the facility and added a larger dryer having the capacity to dry the output from the Utah Plant. This installation was completed in May 1997. The Company believes this modification has remedied the drying problem.

         In order to provide coal fines to the Utah Plant, the Company entered into a purchase agreement with Earthco to acquire the NEICO coal fines. See "ITEM 1. BUSINESS--Supply of Coal Fines--NEICO Fines Purchase." The estimated amount of clean coal fines equivalent at the NEICO site is 2 million tons. The NEICO fines require washing to remove ash and to otherwise improve the quality of the fines. Hence the Company is constructing of a wash plant at the NEICO fines site. The estimated cost of the wash plant is approximately $4 Million. The financing for the construction of the wash plant is being provided by Gallagher, and is evidenced by a promissory note executed and delivered by the Company to Gallagher which is secured by the property purchased with the proceeds of the loan. The promissory note bears interest at 6% per annum with principal and interest being due and payable in two years. As additional consideration to Gallagher for financing the wash plant, the Company, in October 1997, agreed to grant Gallagher warrants to purchase approximately 400,000 shares of Company common stock, with fifty percent of the shares having a purchase price of $10 per share and fifty percent of the shares having a purchase price of $20 per share. The warrants are immediately exercisable and expire in two years. The Company estimates that the wash plant will be operational in January 1998 and will be able to process approximately 80 tons of clean fines per hour. If the wash plant operates at expected capacity, it will provide sufficient quality feedstock to operate the Utah Plant at its capacity. As stated above, and in accordance with the Supply and Purchase Agreement with Coaltech, the Company will provide the washed coal fines at its cost, which will equal the amount paid under the NEICO Fines Purchase agreement plus washing costs.

         At the time the Company commenced construction and operation of the Utah Plant there were sufficient clean coal fines held by third parties in the general area of the Utah Plant to provide sufficient clean feedstock for operating the plant without a wash plant until the wash plant was completed.
However, the clean coal fines held by third parties were sold to other purchasers leaving the Company with no clean coal fines source to service the needs of the Utah Plant. Without sufficient quality feedstock, the Utah Plant has, therefore, operated at well below its capacity, processing approximately 18,000 tons of synthetic fuel all of which had a relatively high level of ash and most of which has not been sold. Accordingly, the Company incurred a loss on the production of synthetic fuel product at the Utah Plant. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION."

         The Company has experienced problems with the marketing of the synthetic fuel product manufactured at the Utah Plant site. The Company believes that the marketing problem is principally due to the high ash content in the product which resulted from the use of low quality coal fines. Most users of the synthetic fuel product are not capable of handling a product with high levels of ash. The Company expects that the marketing problems for the product will be resolved once the quality of the coal fines used in the processing of the product is improved. The Company believes this improvement will occur once the wash plant is operational.

         The Company can give no assurance that the Utah Plant will produce at capacity once the Utah Plant and the wash plant are fully operational. Furthermore, the Company can give no assurance that the finished product will be commercially marketable.

         License Agreements

         In December 1996, the Company entered into agreements with various third parties for the licensing of the Briquetting Technology. In order to qualify for Section 29 treatment, the facilities that will be utilizing the Briquetting Technology are required to be placed in service no later than June 30, 1998. While the Company may receive some advance license fees, the Company does not expect to receive the majority of the licensing fees from such agreements until after the facilities have been placed into operation. Additionally, while the Company expects several facilities to be placed in service prior to June 30, 1998, some of the licenses granted will likely not be used since all of the facilities anticipated to use the licenses may not be constructed by June 30, 1998. There is no assurance that the facilities licensed to use the Briquetting Technology as described below will be in service by June 30, 1998.

         PacifiCorp. In December 1996, PacifiCorp Syn Fuel, L.L.C. ("PacifiCorp") entered into binding agreements with a third-party contractor for the construction of six facilities in addition to the Alabama Plant. Each facility is designed to manufacture approximately 360,000 tons annually. The Company entered into a license agreement with PacifiCorp for the use of the
Briquetting Technology at the six facilities subject to the construction agreements. PacifiCorp subsequently announced the construction of three facilities, with the construction of two single-line synthetic fuel processing facility located in Walker County, Alabama and a single-line facility located in Tuscaloosa County, Alabama. Under the terms of the license agreement, PacifiCorp will owe $1,000,000 in advance license fees and will pay a quarterly license fee at a prescribed amount (subject to annual adjustment for inflation) times the Btu of product produced and sold during the quarter. The Company will also provide binder at its cost plus a prescribed mark-up. In October 1997, PacifiCorp determined that it was not going forward with the remaining three facilities for which it entered into binding contracts in 1996.

         The Company can give no assurance that PacifiCorp will ultimately construct and qualify the three facilities under Section 29, that the licensing fees will be received, nor can assurance be given that the facilities will operate at the estimated capacity.

         Gallagher. In December 1996, AJG Financial Services, Inc., a wholly-owned subsidiary of Arthur J. Gallagher & Co. ("Gallagher"), entered into binding contracts with a third-party contractor for the construction of four facilities in addition to the Utah Plant. Each facility has an estimated capacity of 360,000 tons annually. The Company entered into a license agreement with Gallagher to utilize the Briquetting Technology at the four facilities. Gallagher has indicated to the Company that it is developing the site for the four facilities, has ordered the necessary equipment, and has otherwise proceeded with the construction of the four facilities. Under the terms of the license and other financing agreements with the Company, Gallagher will pay an advance license fee in the amount of $500,000 for each facility, subject to certain conditions, and will pay a prescribed amount of royalty each quarter

(subject to annual adjustment for inflation), based on the amount of Btu of the product produced and sold during the quarter. The Company will supply binder to the four facilities at an amount equal to cost plus an agreed upon mark-up.

         The Company can give no assurance that Gallagher will ultimately construct and qualify the four facilities under Section 29, that the licensing fees will be received, nor can assurance be given that the facilities will operate at the estimated capacity.

         Pace Carbon Fuels, L.L.C. In December 1996, Pace Carbon Fuels, L.L.C., a joint venture between C.C. Pace Resources and Carbon Resources of Florida ("Pace"), entered into binding contracts with a third-party contractor for the construction of four facilities, having an estimated annual production capacity of approximately 600,000 tons per plant. In December 1996, the Company entered into a license agreement with Pace for the use of the Briquetting Technology at these facilities.

         Pace has indicated to the Company that it is financing and developing the projects through a limited partnership, Pace Carbon Synfuels Investors, L.P. ("LP"). Interests in the LP are being sold to third-party investors. The LP has filed for and received a favorable PLR from the IRS. Three of the facilities are anticipated to be constructed in West Virginia and one facility in Virginia. Sale of interests in the LP are being conducted independently by Pace and its agent to qualified investors. The Company has not participated in, facilitated or otherwise been involved in any part of the offering of interests in the LP by Pace.

         Under the license agreements, the Company will receive an advance license fee of $1.39 per ton of rated capacity payable upon completion of the financing of the facilities, but in no event later than January 31, 1998. In addition, the plants will generate quarterly royalty fees measured by the amount of Btu of the project produced and sold times a prescribed license fee rate (subject to annual adjustment for inflation). The Company will also provide binder material at the Company's cost plus an agreed upon mark-up.

         A licensee of the Company, CoBon Energy ("CE"), introduced Pace to the Company. The Company entered into an agreement that provided that if CE did not complete projects with capacity of 1,500,000 tons, some portion or all of the royalties flowing from 500,000 tons of the Pace capacity would be payable to CE. Given the projects currently under development by CE, it is likely that royalties on 500,000 tons will be payable to CE. See "ITEM 1. BUSINESS--Business of the Company--Joint Ventures--CoBon Energy".

         The Company can give no assurance that Pace will ultimately construct and qualify the four facilities, that the licensing fees will be received by the Company, nor can any assurance be given that the facilities will operate at the estimated capacities.

         Savage Mojave Plant. In November 1996, the Company entered into an agreement with Savage Industries ("Savage") whereby the Company agreed: (i) to license the Briquetting Technology to a limited liability company, to be formed by Savage and Flyash Haulers, Inc., for a monthly licensing fee based upon each ton of qualified fuel produced, all relating to an upgraded briquetting facility located in Laughlin, Nevada (the "Mojave Plant"); (ii) to provide binder material on a cost plus basis; (iii) to provide, upon request, coal fines to the Mojave Plant; (iv) to provide technical assistance to the Mojave Plant; and (v) to reimburse to Savage, from the monthly license fees, an amount equal to 16% of the cash capital required to upgrade the Mojave Plant. Savage filed for and received a favorable PLR from the IRS with respect to this project. The plant has an estimated annual capacity of 120,000 tons. Based on status reports by Savage to the Company, the Company expects to receive monthly license fees starting early 1998. No assurances can be made that Savage will be successful in the production and sale of synthetic fuel. The agreement expires by its terms on December 31, 2009.

         Pelletco Corporation. In September 1997, the Company entered into a license agreement with Pelletco Corporation ("Pelletco"), a special-purpose entity affiliated with Palmer Capital Corporation and Logan Capital Company. The license is for up to six synthetic fuel projects with estimated annual capacity of 360,000 tons per plant. Pelletco had entered into binding construction contracts for the six projects prior to December 31, 1996. Under the terms of the license agreement, the net profits from the projects will be shared equally by the Company and Pelletco. The Company will also provide binder material to the projects at the Company's cost plus an agreed upon mark-up. The Company can give no assurance that one or more of the plants will be constructed, that the licensing fees will be received, or that any facility that is constructed will operate at the estimated capacity.

         Joint Ventures

         Savage. In November 1996, the Company signed a primary contract with Savage to form up to two limited liability companies ("LLCs") to be owned 50% by Savage and 50% by the Company, with each LLC entering into a contract with Savage, the Company and a qualified third-party contractor for the design, construction, start-up and certification of a synthetic fuel facility. Under the terms of the agreement, Savage was responsible for identifying and developing the projects. However, these projects were not sufficiently developed in the agreed upon time under the contracts. Accordingly, these projects are not proceeding forward. The Company's share of liquidated damages for not building the facilities is $205,000, payable in installments starting in November 1997 through June 1998, which liability has been recorded in the Company's financial statements for the fiscal year ended September 30, 1997.

         Ferro Resources. In December 1996, the Company together with Ferro Resources, L.L.C. ("Ferro") as joint owners, entered into binding contracts with a third-party contractor for the construction of two briquetting facilities with a production capacity of 360,000 tons annually per plant. Under the terms of the arrangement, Ferro was to develop the projects and the Company was to provide the Briquetting Technology. The net proceeds of the projects were to be shared equally by the Company and Ferro. In April 1997, the beneficial owner of Ferro, Mr. Max E. Sorenson, joined the Company as an executive officer. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." Subsequent to the 1997 fiscal year-end, the Company entered into discussions with Mr. Sorenson to purchase the membership interests in Ferro for $10,000 plus a percentage of income from the projects constructed under the Ferro/Company construction contracts. Under the proposed terms of the agreement, Mr. Sorenson has the opportunity to receive up to $1.5 Million over a period of up to ten years based upon performance factors of the specified projects. The Company's purpose for entering into such an agreement is to obtain all right, title and interest in the two Ferro/Company construction contracts. Given the preliminary nature of the discussions with Ferro, the terms described above may vary from the terms of the definitive agreement, if consummated.

         The Company is working with other parties in the financing and developing of the projects that will be constructed under the Ferro/Company contracts. If the facilities are not constructed, the Company is liable for liquidated damages in the amount of 6% of the maximum contract price, or approximately $636,000 in total. The Company can give no assurance that the facilities will be constructed or that, if constructed, the facilities will operate at estimated capacity.

         CoBon Energy. On January 30, 1996, the Company entered into a letter of understanding with CoBon Energy, L.L.C. ("CE"), a Utah professional services company based in Salt Lake City, Utah, to form five entities to commercialize and exploit the Briquetting Technology for the production of coal briquettes. In August 1996, CE and the Company modified the letter of understanding. Under the modified letter of understanding, the Company agreed to give CE a 1.6% interest in AS #1, plus a license to use the Briquetting Technology for specified plant locations up to an aggregate capacity of 1.5 million tons of synthetic fuel per year. In consideration for the interest in AS #1 and the license, CE is required to make a one-time payment of (i) $2.00 per ton for annual production of synthetic fuel in the range of 500,001 to 1,000,000 tons and (ii) $2.50 per ton for annual production in the range of 1,000,001 to 1,500,000 tons. The binder material for these projects will be provided by the Company on a cost plus basis.

         In December 1996, CE introduced Pace to the Company. At that time, the Company entered into an agreement with CE that provided that if CE did not complete projects with aggregate annual capacity of 1,500,000 tons, some portion or all of the royalties flowing from 500,000 tons of annual production of the Pace projects would be payable to CE. Given the amount of estimated tonnage of projects currently under development by CE, it is likely that the royalties payable on 500,000 tons of capacity of Pace will be payable to CE.

         In December 1996, CE entered into binding contracts for projects with estimated annual capacity of at least 1.5 million tons in aggregate. CE has been developing several different sites for the construction of briquetting facilities. On November 14, 1997, the Company entered into an agreement with CE to provide financing for the ordering of necessary equipment for a CE project with an estimated annual production capacity of 680,000 tons and other services in exchange for a percentage of the annual proceeds from such project. Approximately $400,000 has been advanced by the Company under this financing. The Company can give no assurance that any CE facilities will be constructed and placed in service prior to June 30, 1998 or that any fees will be paid to the Company pursuant to the agreement as described above.

         Geneva Plant. In May 1995, the Company entered into a collaborative agreement with Geneva Steel Company ("Geneva") to build and operate a commercial iron revert briquetting plant in Vineyard, Utah (the "Geneva Plant"). That agreement was amended and restated in May 1996. Currently, the Geneva Plant is not operational and the Company is a tenant-at-will with respect to the facility. The Company no longer expects the Geneva Plant to be used as an iron revert briquetting facility at the Geneva site. In addition to its use as an iron revert briquetter, the Company has also used the Geneva Plant in the briquetting of coke breeze and synthetic fuel made from coal fines. In December 1996, the Company entered into a binding contract to install a dryer in the Geneva Plant that would allow for the operation of the plant as a synthetic fuel manufacturing facility. The Company plans to use the Geneva Plant for the production of synthetic fuel, subject to the termination of the lease by Geneva. No assurance can be given that the Geneva Plant will be operated as a qualified synthetic fuel facility or that the Geneva Plant will be capable of operating profitability either in the briquetting of synthetic fuel or iron revert.

         Other Construction Agreements

         In December 1996, in addition to the contracts previously described and explained, the Company entered into eight design and construction agreements (the "1996 Construction Agreements") for the design and construction of eight new synthetic fuel facilities each having capacity of approximately 360,000 tons per year. Depending upon the specific agreement, the contractor is either The Industrial Company ("TIC"), CEntry Constructors, L.C. or Centerline Engineering Corporation ("Centerline"), a Lockwood Greene Company. The 1996 Construction Agreements, among other things, require that the plants be placed in service by June 30, 1998. An advance payment of $250,000 is due at the time a notice to proceed is issued by the Company (or its assignee). The 1996 Construction Agreements may be terminated at the Company's option with a penalty of 6% of the total contract price. If the Company is unsuccessful in obtaining financing or otherwise fails to construct a facility, the 6% penalty would be owed to the contractor.

         AT  Massey/Fluor  Corporation.  The  Company  has  assigned  two of the construction contracts with Centerline to Appalachian Synfuel L.L.C. ("Appalachian"), a wholly-owned subsidiary of Fluor Corporation. The notice to proceed has been issued on the two contracts. The facilities will be built as a double-line solid synthetic fuel agglomeration facility to be located at A.T. Massey Coal Company, Inc.'s ("AT Massey") Marfork Prep Plant Site in Boone County, West Virginia. The double-line facility is expected to have an aggregate annual capacity of approximately 720,000 tons. In conjunction with the assignment of the two contracts, the Company entered into a license agreement with Appalachian for the use of the Briquetting Technology. Under the agreement, the Company will be paid an advance license fee of $1 Million, with $250,000 payable upon execution of the license agreement and the balance payable upon the receipt by Appalachian of a PLR, if applied for, or upon the satisfaction of certain conditions if the PLR is not applied for. A quarterly license fee will also be paid at a prescribed amount (adjusted annually for inflation) for the Btu of product that is produced and sold up to a prescribed amount of production. The Company also granted to Appalachian the right to pay a lump sum payment for the facilities, in lieu of quarterly license fees over the term of the agreement. The Company will provide binder to the facility on a cost plus basis. The agreement is subject to other conditions including the payment of $300,000 to Appalachian if the facilities are not constructed. No assurance can be given that Appalachian will construct and qualify the facilities for Section 29 treatment or that the plants will be operated at the estimated capacity.

         Major Utility. The Company has entered into a non-binding letter of interest to sell one synthetic fuel facility to Mountaineer Synfuel, L.L.C. ("Buyer"), a Delaware limited liability company and a wholly-owned subsidiary of a major utility, and is in discussions regarding the sale of a second facility. The agreement is subject to numerous conditions, including but not limited to, the obtaining of a PLR from the IRS, the production of a product that meets certain specifications, the obtaining of necessary permitting, and the securing of coal fines sources. There is no assurance that the parties will reach an agreement with respect to the sale of this facility. The Company has entered into an interim construction financing agreement with this Buyer to finance up to $1 Million for the Company's purchase of equipment and other project development costs relating to other facilities described immediately above. Approximately $560,000 has been advanced under this agreement with such advances occurring after the Company's fiscal 1997 year end. The Company's obligation to repay the amounts borrowed is secured by the collateral purchased with the proceeds of the financing. Interest accrues on the amount advanced at a per annum rate equal to the LIBOR rate plus 1% payable monthly commencing December 1, 1997. The principal amount of the financing is payable upon the closing of a take-out construction loan or December 31, 1998, whichever occurs first. The construction financing will be applied against the purchase of the facilities if the Buyer elects to buy or will be repaid over time on terms and conditions to be determined in a definitive construction financing agreement to be negotiated by the parties. Under the terms of the non-binding letter of interest, the Company will provide use of the Briquetting Technology and the Buyer, subject to entering into a definitive agreement, will pay an advance license fee of $1 Million per plant upon completion of the plant and purchase by Buyer. The Buyer will also pay a quarterly license fee determined by taking the product of a prescribed amount (adjusted annually for inflation) times the Btu of the synthetic fuel product produced and sold during the quarter. The Company will also supply binder material to the project on a cost plus basis. With respect to the additional site under discussion with the Buyer, which facility is commonly referred to as Pocahontas Synfuel ("PS"), the Company has given notice to proceed and has commenced construction. The plant is located in McDowell County, West Virginia and is expected to have an annual capacity of 360,000 tons. In addition to the synthetic fuel facility, a wash plant is also being built to provide cleaned coal fines to the project. In the event no agreement is reached, the Company will attempt to arrange alternative financing for the construction of the facility or an alternative buyer.

         If the facilities are not constructed, the Company will be subject to a penalty in the amount of approximately $318,000 per plant. See ITEM 1.
BUSINESS--Business of Company--Other Construction Agreements-Construction Penalties." The Company can give no assurance that the Buyer will elect to purchase one or both of the facilities, that the facilities will be constructed and qualified under Section 29 prior to June 30, 1998, or that the production of the facilities will be at the estimated annual capacity. If the Company reaches a definitive agreement regarding the sale of one or both synthetic fuel facilities to the Buyer, the terms of such sale will be disclosed.

         Other Construction Contracts. Four additional projects are being developed by the Company with various other parties. Due to various conditions and requirements, including but not limited to, securing the necessary financing, required permits, adequate fines sources and end product users, there can be no assurance given that these projects will be constructed so as to qualify for Section 29 or that, if constructed, the facilities will operate at the estimated capacity.

         Construction Penalties. Each of the construction contracts provide for a 6% penalty if the construction is not pursued by the Company. The Company has accrued as a liability the 6% penalty (approximately $1,272,000) that would be due if four of the facilities are not constructed under the construction agreements as the Company believes that it is probable four facilities will not be constructed.

         Indemnification to Centerline. In December 1996, the Company entered into six indemnification agreements with Centerline whereby the Company agreed to indemnify Centerline should it be required to pay liquidated damages to PacifiCorp under various design and construction agreements for six coal agglomeration facilities. See "ITEM 1. BUSINESS--Business of Company--License Agreements--PacifiCorp." Under the original terms of the various design and construction agreements, if the facilities are not completed by June 1, 1998 then $750,000 in liquidated damages for each facility would be due and payable by Centerline. The indemnification agreement only applies if PacifiCorp actually decides to build the facilities with Centerline as the design/builder. PacifiCorp has elected to not build three of the projects, and therefore the indemnity agreement with respect to those facilities will not longer apply. Accordingly, the maximum amount of contingent liability to the Company under the indemnification agreements is $2,250,000 ($750,000 per design and construction agreement).

         Supply of Coal Fines

         The Company uses coal fines to produce synthetic fuel briquettes. Accordingly, supply of coal fines is essential to the feasibility of a synthetic fuel briquetting facility. In selecting sites for briquetting plants, the Company considers the availability of coal fines near the plant site and attempts to secure sufficient coal fines to operate its plants at capacity. In so doing, the Company generally attempts to contractually arrange for the purchase of coal fines prior to the construction of briquetting facilities. In addition, the Company may in certain instances be contractually obligated to provide coal fines to the purchaser of a synthetic fuel facility.

         K-Lee Supply Agreement. In September 1996, the Company entered into a supply agreement with K-Lee Processing, Inc. and Concord Coal Recovery Limited Partnership for a continuous supply of coal fines to the Alabama Plant. Under this agreement, the Company is obligated to purchase a minimum of 20,000 tons of coal fines per month through December 1, 2001, at a fixed price per ton during the first year (subject to adjustment for moisture and ash content) with an escalating price thereafter. This agreement will be assigned by the Company to BSF at the closing of the sale of the Alabama Plant to BSF.

         NEICO Fines Purchase. In February 1997, the Company entered into a contractual arrangement with a non-affiliated party, Earthco, to acquire the NEICO coal fines and to conduct recovery and preparation activities at a location near Wellington, Utah (approximately six miles from the Utah Plant site). The estimated quantity of clean coal fines at this site is 2 million tons. Total obligations to acquire the fines are approximately $5,500,000 between February 1997 and May 2002, of which $750,000 was paid upon execution of the agreement. During the fiscal year, the Company made an additional payment of approximately $396,000. Other than relatively minor amounts used in start-up production at the Utah Plant, these fines are available for future production. Accordingly, the Company has accounted for the payments made to date as advance payments for inventory. The Company will reflect in inventory the cost for such fines as they are processed into clean coal fines.

         Black Diamond Enterprises Agreement. In May 1997, the Company entered into an arrangement with Black Diamond Enterprises, Inc. ("BDE") for the purchase of coal fines in McDowell County, West Virginia. The fines will require washing and will service the feedstock needs of the synthetic fuel facility that is being constructed near Northfork, West Virginia, under the name Pocahontas Synfuel. See ITEM 1. BUSINESS--Business of the Company--Other Construction Agreements--Major Utility." The agreement provides that BDE will supply washed coal fines with certain specifications at a prescribed price which includes a percentage of the net proceeds received by the Company from the project. The agreement also gives BDE certain rights to market the synthetic fuel produced at the site.

         Other Contracts

         Port Hodder. In September 1996, the Company entered into a purchase agreement with E. J. Hodder and Associates, Inc. for the purchase of a certain land leasehold interest and equipment consisting of a barge loading facility servicing the Warrior River located at the Alabama Plant. The total purchase price for the facility is $927,000 consisting of $342,000 in cash and $585,000 of Company common stock. The land lease commenced on September 1, 1996 and expires, with extensions, on May 23, 2006. The Company intends to use the facility in connection with the operations of the Alabama Plant.

         Alabama Power Company. In April 1996, the Company entered into a sale and purchase agreement for coal with Alabama Power Company. Due to delays associated with the financing and construction of the Alabama Plant, the Company was unable to perform under the contract and in February 1997 terminated the contract in a letter to Alabama Power Company. While Alabama Power Company has not expressly agreed to the termination, it has not indicated any intent to take actions against the Company as a result of the termination, nor does the Company believe any action will be taken as a result of the termination.

         AGTC. In accordance with an April 1996 letter agreement between the Company and AGTC, a partnership formed by AGTC, Inc., Alpine Coal Company, Inc. and E. J. Hodder & Associates, Inc., AGTC was engaged by the Company on a best efforts basis, to investigate, identify and participate in the selection of (i) project sites for the construction of suitable coal extrusion manufacturing facilities for the Company, (ii) suitable coal fines reserves and (iii) suitable users or consumers of the coal product produced. The compensation for such services consisted of a monthly retainer of $35,000 and a commission. In the fourth month following the execution of the letter agreement a dispute arose among the parties regarding AGTC's performance and compensation due under the agreement. Accordingly, the Company terminated the agreement pursuant to its terms. AGTC subsequently claimed that it was entitled to a commission on the proposed sale of the Alabama Plant. The Company, based on the advice of counsel, believes that AGTC's claim has no merit.

Briquetting Technology

         The Company has developed a special binding formula, which allows for the production of high-grade briquettes which withstand degradation both during shipment and the burn cycle. In simplified terms, in the briquetting process, the material to be briquetted may be washed to remove impurities. The material is then mixed with binding agents and fed into a briquetter, pelletizer or extruder which utilizes pressure to combine the feed material into a briquette having the desired shape, size and density. Briquettes are then dried to achieve maximum strength. Cured briquettes are expelled onto a continuous belt for handling and storage.

         Substantially all the equipment and machinery used in the briquetting process are commercially available. The Company has arrangements with certain manufacturers for the supply of certain equipment and machinery to be included in synthetic fuel facilities currently under construction or that it plans to construct by June 30, 1998. However, there can be no assurance that the Company will be able to acquire all necessary equipment and machinery on terms acceptable to the Company in sufficient time to complete and place in service the synthetic fuel facilities.

Proprietary Protection

         The Company has received four current United States patents and has one United States patent application pending and two international patent applications pending under the Patent Cooperation Treaty covering certain aspects of the Briquetting Technology. There can be no assurance as to the scope of protection afforded by the patents. Moreover, there are other industrial waste recycling technologies in use and others may subsequently be developed, which do (or will) not utilize processes covered by the patents or pending patents. There can be no assurance that any patent issued will not be infringed or challenged by other parties, infringe against patents held by other parties or that the Company will have the resources to enforce any proprietary protection afforded by the patent or defend against an infringement claim.

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

Coke and Revert Material Briquettes

         The Company will seek to enter into collaborative arrangements with steel and coke producers to build, equip and operate briquetting plants on-site at the producers' facilities. The Company believes that such arrangements will benefit both the Company and steel and coke producers because they will: (i) provide the Company with an ongoing supply of inexpensive coke breeze and revert materials while ensuring a ready customer for the briquettes produced; (ii) provide the steel or coke producer with an economical means to dispose of waste materials while providing a ready source of briquettes and/or iron feedstock; and (iii) minimize transportation costs for waste by-products, raw materials and briquettes, thereby increasing the economic competitiveness of the Company's products. There is no assurance that such arrangements will be profitable or that the Company will be able to enter into arrangements with steel and coke producers or to obtain the funding necessary to construct such plants.

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

         In accordance with the Greystone Joint Venture Agreement, Greystone made an initial payment of $100,000 to the Company, and was required to make additional payments out of profits or capital of the Greystone Joint Venture until a total aggregate of $500,000 had been paid to the Company for the license. Greystone has failed to make the additional payments required under the

Greystone Joint Venture Agreement and, accordingly, has received notice from the Company that an event of default has occurred thereunder. The Company believes that an uncured event of default under the Greystone Joint Venture Agreement results in a termination of the license. However, Greystone has indicated that it believes the Greystone Joint Venture Agreement is still in effect. The Company currently has no coke or revert briquetting operations and expects to resolve this issue before any significant operations are begun.

Research and Development

         The Company has devoted significant research and development efforts to the refinement and commercialization of the Briquetting Technology. The Company's research and development expenses were approximately $1,265,000, $1,044,000 and $663,935 for years ended September 30, 1995, 1996 and 1997, respectively. The Company at the present time is focusing its research and development efforts principally upon its synthetic fuel binder with the intent of enhancing the binding and other characteristics of the binder and/or to further reduce binding process costs. The Company is also developing other related technologies that could be implemented in steel mills and other mineral industries.

Construction and Limestone Businesses

         In order to generate cash flow to support research and development for the Briquetting Technology, in 1993 the Company acquired IME, State and CIC, three construction companies engaged in providing contracting and construction services to heavy industry. In addition to the foregoing, in 1994 the Company acquired Larson, which provides limestone products for industrial applications. (These companies are collectively referred to as the "Construction Companies.")

         In September 1995, the Company made a strategic decision to focus its efforts exclusively on commercializing the Briquetting Technology and to divest itself of the Construction Companies. On February 1, 1996, the Company entered into a Stock Purchase Agreement (the "Agreement") with Michael McEwan and Gerald Larsen ("Buyers"), former principals of the Construction Companies, to sell all of the common shares of the Construction Companies to the Buyers for a $5,000,000 face value 6% promissory note (the "Note"). Mr. McEwan is the son of Lloyd C. McEwan, a former director of the Company. The Buyers subsequently raised various contentions regarding the original Note and the Agreement. During the past fiscal year, the Company has negotiated and has agreed to certain modifications to the original terms of the sale of the Construction Companies. Under the modified agreement, the interest on the Note is waived through January 31, 1998. Thereafter, annual payments of $514,814 are to be made January 31, 1999 through January 31, 2004. A final payment in the amount of $3,711,701 is due January 31, 2005. The Note is guaranteed by the Buyers and is collateralized with 130,000 shares of the Company's common stock and 50,000 options to purchase the Company's common stock with a strike price of $1.50 per share. The Company retains responsibility for certain retirement payments to a prior construction company officer and certain lease obligations relating to the Construction Companies. In satisfaction of payments made on behalf of the Construction
Companies by the Buyers that were attributable to the period prior to the effective date of the sale, the Company transferred ownership of its office building, subject to related debt, to the Buyers. See "ITEM 2. PROPERTIES."

Government Regulation

         The Company's present and proposed briquetting operations are subject to federal, state and local environmental regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of waste products. In order to establish and operate its briquetting plants, the Company will be required to obtain various state and local permits. The Company has obtained all permits required to date, believes that it will be able to obtain future permits without inordinate difficulty or expense and that it is in substantial compliance with all material laws and regulations governing the briquetting operations. The Company believes that environmental compliance for new briquetting plants will not entail significant costs. However, the Company's briquetting operations may entail risk of environmental damage and the Company may incur liabilities in the future arising from the discharge of pollutants into the environment or its waste disposal practices.

         Failure to obtain necessary permits to construct and operate briquetting plants could have a material adverse effect on the Company. Other developments, such as the enactment of more stringent environmental laws and regulations, could require the Company to incur significant capital expenditures. If the Company does not have the financial resources or is otherwise unable to comply with such laws and regulations, such failure could also have a material adverse effect on the Company.

         The Company's construction and limestone products businesses were also governed by extensive environmental and occupational safety laws and regulations. The Company believes that it was in substantial compliance with all such material laws and regulations while it owned the Construction Companies. There can be no assurance that failure to comply with applicable laws and regulations, whether in existence or subsequently enacted, would not have a material adverse effect on the Company.

Tax Credits

         Section 29 of the Code provides a credit (the "Section 29 Credit") against the regular federal income tax, measured by unrelated party sales by a taxpayer of qualified fuels, including solid synthetic fuel produced in the United States from coal, the production of which is attributable to the taxpayer. Where more than one person has an interest in a qualified facility, the Section 29 Credits generated by the facility are allocated pursuant to the proportional interests of such persons in the facility.

         In order to be a solid synthetic fuel produced from coal for purposes of the Section 29 Credit, the produced fuel must differ significantly in chemical composition, as opposed to physical composition, from the alternative substance used to produce it. The Company has received a PLR from the IRS in which the IRS, based on representations made to it by the Company, agrees that the Briquetting Technology results in a significant chemical change to coal fines and transforms them into a solid synthetic fuel, and accordingly the IRS concludes, based on the facts presented to it, that: (i) the Company, with the use of its patented process, produces a "qualified fuel" within the meaning of
Section  29(c)(1)(C)  of the Code; and (ii) assuming the other  requirements  of
Section 29 are met, the sale of the "qualified fuel" will entitle the Company to claim the Section 29 Credit in the taxable year of sale. In its ruling, the IRS noted that no temporary or final regulations pertaining to one or more of the issues addressed in the PLR have been adopted and that the PLR will be modified or revoked by the adoption of temporary or final regulations to the extent the regulations are inconsistent with any conclusions in the PLR. The IRS notes, however, that a PLR is not revoked or modified retroactively, except in rare and unusual circumstances, provided certain criteria are satisfied, including that
(i) there has been no misstatement or omission of material facts, (ii) the facts at the time of the transaction are not materially different from the facts on which the PLR was based, (iii) there has been no change in the applicable law,
(iv) the PLR was originally issued for a proposed transaction and (v) the taxpayer directly involved in the PLR acted in good faith in relying on the PLR, and revoking the PLR retroactively would be to the taxpayer's detriment. The Company received its PLR in September 1995. At least three other similar PLRs have been obtained by third parties in connection with licenses of the Company's technology. However, all PLRs are only binding with respect to the specific projects addressed in the PLR and may only be relied on by the party that has obtained the PLR.

         The  Section  29 Credit is  subject to the  passive  activity  rules of
Section 469, and therefore may not be available to individuals and closely held corporations.

         The Section 29 Credit is equal to $3.00 in 1979 dollars (or $5.95 in 1996 dollars) for each oil barrel equivalent ("OBE") of the qualifying fuel produced and sold. This equates to approximately $20.00-$28.00 per ton of synthetic fuel briquettes. The OBE is defined generally as an amount of fuel having a 5.8 million Btu content. The Section 29 Credit allowed may not exceed the taxpayer's regular tax liability reduced by certain other credits. The credit cannot be utilized to offset the Alternative Minimum Tax.

         The Section 29 Credit was designed to provide protection for qualifying fuels against market price declines, and it is therefore subject to a phaseout (under an annually adjusted formula) after the unregulated oil price reaches specified levels. In 1996 dollars, the credit would have phased out had the reference price for oil exceeded $46.62 per barrel, but the reference price determined for 1996 was $18.46 and no phaseout occurred. There presently is no reference price for 1997. The credit is also subject to reduction insofar as an otherwise qualifying facility benefits from grants or subsidized financing provided by federal, state or local governments, or from tax-exempt bond financing.

         Section 29 of the Code contains no provision for carryback or carryforward of Section 29 Credits. Once earned, however, the credits are not subject to subsequent recapture. By virtue of the various limitations and other factors described above, there can be no assurances that any particular amount of Section 29 Credit will be allowable and usable.

         During 1996, certain of the time periods applicable to the Section 29 Credit were extended. The Section 29 Credit will, under present law, be available for sales of qualified fuels completed by December 31, 2007 to the extent attributable to production from facilities placed in service by June 30, 1998, provided that such facilities are constructed pursuant to a binding written contract in effect by December 31, 1996.

         On February 6, 1997, the Treasury Department released the General Explanations of the Administration's Revenue Proposals, which summarized the tax related provisions from the President's Fiscal Year 1998 Budget submission to Congress (the "Federal Budget"). The initial version of the Federal Budget proposed that the placed-in-service date be changed to June 30, 1997 for facilities constructed under binding contracts entered into on or before December 31, 1996. On August 5, 1997, President Clinton signed the Taxpayer Relief Act of 1997 (the "Act"). The Act did not include the proposed change to
Section 29. Hence, the June 30, 1998 deadline for placing in service synthetic fuel plants remains intact.

Competition

         The Company may experience substantial competition from other alternative fuel technology companies, as well as companies that specialize in the disposal and recycling of waste products generated by steel, coal and coke production. Many of these companies have greater financial, technical, management and other resources than does the Company. The Company believes that key factors in its ability to compete will be the quality of its briquettes and their pricing compared to other sources of coal, coke and scrap iron. The Company anticipates that it will be able to compete effectively although there can be no assurance that it will do so successfully.

Employees

         The Company currently employs approximately 40 persons full-time. Approximately 17 of such persons are in corporate administration, and 23 are in briquetting operations, including research, development and marketing. None of such employees are covered by a collective bargaining agreement. In connection with the establishment and operation of a briquetting plant where the Company retains responsibility for the operations, the Company will seek to hire between eight to ten persons per plant.

Confidentiality Provisions

         As part of its business, the Company typically enters into agreements concerning its projects which contain confidentiality provisions. The Company is, on occasion, required to disclose such agreements to the Securities and Exchange Commission as part of its ongoing reporting requirements under the Securities Exchange Act of 1934, as amended. Moreover, disclosure of such agreements may be required in connection with the Company's private placement of securities. Notably, some of the agreements do not contain the standard exceptions for the disclosure of information which is required to be disclosed under law. Accordingly, no assurances can be given that the Company has not inadvertently disclosed information regarding its various projects in violation of confidentiality covenants entered into by the Company.

Forward Looking Statements

         Statements regarding the Company's expectations as to the financing, development and construction of facilities utilizing its Briquetting Technology, the receipt of licensing fees and other information presented in this Annual Report on Form 10-K that are not purely historical by nature, including those statements regarding the Company's future business plans, the construction and estimated completion of facilities, the estimated capacity of facilities, the availability of coal fines, the marketability of the synthetic fuel and other briquettes and the financial viability of the proposed facilities, constitute forward  looking  statements  within  the  meaning  of  the  Private  Securities
Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting the Company's industry or the coal industry or the economy generally, factors which could cause actual results to differ from expectations set forth in the above-identified forward looking statements include, but is not limited to, the following:

         (i)      The commercial success of the Briquetting Technology.
         (ii) Procurement of necessary equipment to place facilities into operation.
         (iii) Securing of necessary sites, including permits and raw materials, for facilities to be constructed and operated.
         (iv) Timely construction and completion of facilities, and in particular, the coal briquetting facilities by the placed-in-service date.
         (v) Ability to obtain needed additional capital on terms acceptable to the Company.
         (vi) Changes in governmental regulation or failure to comply with existing regulation which may result in operational shutdowns of its facilities.
         (vii) The  availability  of tax credits  under  Section 29 of the Code.
         (viii) The commercial feasibility of the Briquetting Technology upon the expiration of Section 29 tax credits.

         (ix) Ability to meet financial commitments under existing contractual arrangements.

ITEM 2.  PROPERTIES

         The Company leases an approximately 5,000 square-foot building in Lehi, Utah, which houses its executive offices ("Corporate Headquarters"). The Company previously owned its Corporate Headquarters. However, in August 1997, the Company sold its Corporate Headquarters to Michael L. McEwan and Gerald M. Larson ("Buyers") and entered into a triple-net lease with Buyers, dated August 1, 1997 (the "Headquarters Lease"). The Headquarters Lease provides for a monthly rent of $5,000 during the initial term which expires on July 31, 2000. Thereafter, the Lease will automatically extend indefinitely for successive one-year periods at the sole option of the Company, and the monthly rent will increase by 5% per year. The Corporate Headquarters were transferred to Buyers as part of the settlement and closing between the Company and the Buyers for the sale of the Construction Companies. See "ITEM 1. BUSINESS--Construction and Limestone Businesses."

         In October 1997, the Company purchased an 8,000 square-foot site located in Price, Utah, on which the Company's prototype briquetting plant is located, for $150,000. Included in the purchase was a 1,400 square-foot office building which houses equipment. The property is subject to a 10-year $100,000 mortgage held by the seller. The equity in the property was pledged as part of the collateral for a $2.9 Million loan to the Company from Gallagher. See "ITEM
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources--Existing Debt Arrangements."

         In May 1995, the Company entered into a lease with Geneva Steel Company for a 9,000 square foot building in Vineyard, Utah as part of the Geneva Agreements described in "ITEM 1. BUSINESS--Business of Company--Joint Ventures--Geneva Plant." The Company pays no cash rent on these facilities. The purpose of the lease is to allow the Company to apply the Briquetting Technology to Geneva's coke breeze and iron revert materials. Subsequent to the execution of the Geneva Agreements, the lease with Geneva expired resulting in a tenancy-at-will between the parties. The Company intends to use the Geneva briquetting facility in the manufacture of synthetic fuel at the Geneva site or some other location. See "ITEM 1. BUSINESS--Business of Company--Joint Ventures--Geneva Plant."

         As part of the acquisition of the Port Hodder facility, the Company entered into a land lease for the Alabama Plant of approximately 15.45 acres with a non-affiliated party for an annual rental of $1. See "ITEM 1.
BUSINESS--Business of the Company--Other Contracts--Port Hodder." The Alabama Purchase Agreement provides for the assignment of this property to PacifiCorp as part of the sale of the Alabama Plant. See "ITEM 1. BUSINESS--Business of the Company--Alabama Plant."

         In June 1996, the Company entered into a land lease of approximately 12 acres in Price, Utah with a non-affiliated party at a monthly rental of $600. The land is the site on which the Utah Plant was constructed. The lease term commenced on June 20, 1996 and expires on December 31, 2007 but may be extended. See "ITEM 1. BUSINESS--Business of the Company--Utah Plant." In October 1996, the Company commenced construction on the land of a 22,000 square-foot building to house the Utah Plant. In March 1997, this building was leased by the Company to Coaltech as part of the sale of the Utah Plant. However, the Company retained responsibility for operations of the property pursuant to an Operations and Maintenance Agreement between the Company and Coaltech. The Company has constructed two ancillary buildings to the Utah Plant, a 1,650 square-foot binder plant and a 3,400 square-foot wash plant. If the Company elects to construct a second line at the Utah Plant location, Coaltech has the option to acquire the second line. In addition, the option includes the purchase of other equipment and the building housing the Utah Plant. See "ITEM 1.BUSINESS--Business of the Company--Utah Plant."

In February 1997, the Company purchased the NEICO coal fines containing approximately 2 million tons of coal fines from a non-affiliated party, Earthco. The fines are located at a site approximately six miles from the Utah Plant. In conjunction with the coal fines purchase, Earthco granted to the Company a lease of the property whereon the fines are located. The leased property consists of two parcels, consisting of approximately 30 acres and 357 acres respectively. Under the terms of the agreement, the Company will pay $5,500,000 for the fines with further adjustments if fines in excess of the estimated amount are recovered. The Company has the option to purchase the property under lease subject to certain conditions. See "ITEM 1. BUSINESS--Business of Company--Supply of Coal Fines--NEICO Fines Purchase."

ITEM 3.  LEGAL PROCEEDINGS

         On June 5, 1997, Brandt Filtration Group, Inc. ("Brandt") filed a complaint against the Company in the State Court for Gwinnett County, State of Georgia. The plaintiff also named Pacific Power & Light Company ("Pacific") as a defendant. The plaintiff sought $160,340 plus other unspecified damages and legal expenses. The complaint alleges that the Company breached a contract to purchase air filtration equipment for the Alabama Plant from Brandt and further alleges that the Company acted as agent for Pacific. Pacific removed the action to the United States District Court for the Northern District of Georgia (Civil Action No. 1:97-CV-2018). On September 15, 1997, Brandt and the Company entered into a settlement agreement whereby the Company agreed to pay an aggregate of $156,964 ($122,111 plus cancellation charges of $34,253) and Brandt agreed to dismiss all of its claims in the lawsuit with prejudice.

         On June 26, 1997, Kirby Cochran, former President of the Company during the period from September 1995 through May 1996, filed a complaint against the Company in the Fourth Judicial District for Utah County, State of Utah (Civil No. 970400507). The complaint alleged that Mr. Cochran was entitled to a declaratory judgment awarding him options to purchase 600,000 shares of the Company's stock and $50,000 as repayment of a purported loan. The complaint further alleged claims of conversion, fraud, and breach of contract related to the stock options and loan. Finally, the complaint alleged a claim for punitive damages and other unspecified special or general damages. The Company filed a petition to remove the action to the United States District Court for the District of Utah (Civil No. 2:97CV0587G). On November 13, 1997, the parties entered into a Settlement Agreement whereby Kirby Cochran agreed to release the Company from all claims made by the lawsuit in exchange for payment on the purported loan of $50,000.

         In January 1996, a manager of the Company entered property owned by NEICO, a subsidiary of Nevada Power Corporation, in connection with an offer by the Company to purchase the property, and with certain other employees of the Company, removed and contained over a two-day period some asbestos. The manager allegedly failed to follow federal guidelines governing the handling and removal of asbestos. This action was reported to the Division of Environmental Quality for the State of Utah. An investigation followed in which the Company was fined approximately $11,000 and was required by the State of Utah to properly dispose of the asbestos using a qualified asbestos removal company. In the fall of 1997, the Environmental Protection Agency began a review of the case and is currently looking into the advisability of further claims or fines against the manager and/or against the Company.

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

         On January 30, 1997, S.C. Marketing, Inc., a California corporation, filed a civil complaint against the Company alleging breach of contract in the amount of $137,440 plus damages. The complaint was filed in the Superior Court of California, County of Orange (Case No. 774760). On March 26, 1997, the Company entered into a settlement agreement with S.C. Marketing, Inc. whereby it issued 20,913 shares of Company common stock in payment of a previously accrued liability in settlement of the complaint.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The shares of common stock of the Company are listed for trading on the OTC Bulletin Board under the symbol "CVOL."

         On October 29, 1997, the Company submitted an Application for Initial Inclusion on the Nasdaq National Market System. While the Company believes it meets the quantitative requirements for inclusion on the Nasdaq National Market System, the Company does not know what, if any, qualitative requirements may be applied by Nasdaq and there is no assurance that the Company's application will be granted by Nasdaq.

         The following table sets forth, for the periods presented, the high and low bid quotations for the common stock as reported by National Quotation Bureau, Inc. during the three most recent calendar years. The quotations do not reflect adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. Since the Company has several market makers, the bid prices among the different market makers will generally vary. Accordingly, the bid price may not be representative of actual trades. The following prices may not be considered valid indications of market value due to the limited and sporadic trading in the shares of common stock.

                                    Low Bid          High Bid

         Calendar 1995
         First Quarter              $ 1.25           $ 3.75
         Second Quarter             $ 1.25           $ 3.875
         Third Quarter              $ 3.00           $ 7.50
         Fourth Quarter             $ 5.00           $21.25

         Calendar 1996
         First Quarter              $18.00           $31.50
         Second Quarter             $ 9.50           $22.25
         Third Quarter              $ 6.50           $10.75
         Fourth Quarter             $ 7.50           $14.375

         Calendar 1997
         First Quarter             $ 7.875          $15.75
         Second Quarter            $ 6.75           $ 8.875
         Third Quarter             $ 6.25           $10.125
         Fourth Quarter(*)         $ 8.875          $13.625
         ---------------
         (*) Through December 15, 1997

         Effective June 14, 1995, the Company implemented a one-for-twenty reverse stock split. The Company implemented a two-for-one forward stock split effective January 23, 1996. The bid prices set forth above have been adjusted to reflect the effect of the stock splits.

         As of December 15, 1997, there were 673 record holders of the Company's outstanding shares of common stock.

         The Company has not paid dividends to date and does not intend to pay dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance the development and expansion of its business. Payment of dividends in the future will depend, among other things, upon the Company's ability to generate earnings, its need for capital and its overall financial condition.

Recent Sales of Unregistered Securities

         The following sets forth all securities issued by the Company within the past fiscal year without registering the securities under the Securities Act of 1933, as amended. No underwriters were involved in any stock issuances nor were any commissions or similar fees paid in connection therewith. However, the Company did pay finders fees in the form of cash, stock or warrants in connection with various securities issuances.

         The issuance of qualified options is required to be based on market value. Accordingly, the exercise price is set based on the market price of the Company's common stock, even though the options convert into restricted stock.

         The Company believes that the following issuances of shares of common stock, notes, debentures and other securities were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the exemption set forth in Section 4(2) thereof and the certificate for each security bears a restricted legend.

         In October 1996, the Company issued 80,000 shares of common stock at a price of $7.00 per share to an accredited investor. Also in October 1996, sharesof common stock was issued to an accredited investor at a price of $8.00 per share, shown as to be issued in 1996.

         In November 1996, the Company issued convertible subordinated debentures in the principal amounts of $300,000, $200,000 and $500,000 to Mr. Douglas M. Kinney, Mr. Gordon L. Deane and the Douglas M. Kinney 1999 Retained Annuity Trust, respectively. The convertible subordinated debentures accrue interest at prime plus two percent (2%) with interest and principal payable in full on June 30, 1998. All or a portion of the unpaid principal due on the debenture is convertible into Company common stock at $11 per share. Through a separate subscription agreement, the Company has granted piggy-back registration rights to the investors for Company common stock issued upon conversion of the convertible subordinated debentures. The Company has the right to prepay the principal of the convertible subordinated debentures. The above-listed investors have represented to the Company that they are "accredited investors" as defined under Rule 501 of the Securities Act of 1933, as amended.

         In December 1996, the Company entered into a Debenture Agreement and Security Agreement with AJG Financial Services, Inc., an affiliate of A.J. Gallagher & Co. ("Gallagher"), whereby the Company borrowed $1,100,000, and could, under certain circumstances, draw down an additional amount of up to $2,900,000 (for a total borrowed amount of $4,000,000). In consideration for the loan of $1,100,000, the Company issued a convertible subordinated debenture accruing interest at 6% per annum and maturing three years from its date of issuance (the "Subordinated Debenture"). On May 5, 1997, Gallagher converted the Subordinated Debenture and the Company issued 140,642 shares of common stock to Gallagher in exchange for the entire $1,100,000 Subordinated Debenture and accrued interest based on a conversion price of $8.00 per share. The Company has granted piggy-back and demand registration rights to Gallagher for the Company common stock issued upon conversion of the Subordinated Debenture.

         On December 13, 1996, the Company granted options to acquire 2,500 shares to each of Raymond J. Weller and DeLance W. Squire, each a Director of the Company, as director compensation. The exercise price is $1.50 per share. The Company also granted 20,000 options to an employee at an exercise price of $1.50 per share. Compensation recognized or deferred from these agreements to total 256,250.

         In early fiscal year 1997, the Company issued senior debentures (the "Senior Debentures") to Gallagher in the aggregate principal amount of $2,900,000 pursuant to the above-referenced Debenture Agreement and Security Agreement. The Senior Debentures accrue interest at prime plus two percent (2%) and mature three years from the date of issuance. The Senior Debentures are collateralized by all real and personal property purchased by the Company with the proceeds of the Senior Debentures. The proceeds of the Subordinated Debenture and the Senior Debentures may be used to satisfy contractual obligations of the Company, for working capital and to purchase equipment to be used to construct synthetic fuel facilities to be managed and/or sold by the Company or affiliates of the Company.

         On January 1, 1997, the Company granted 50,000 stock options, valued as deferred compensation of $562,500, to Stanley M. Kimball, an executive of the Company, at an exercise price of $1.50 per share. The options vest over a two-year period starting January 1, 1997 and ending December 31, 1998.

         On January 2, 1997, 25,000 shares of common stock were issued for $47,500, which consisted of 3,000 shares of common stock issued to an employee of the Company in exercise of options at $1.50, 10,000 shares of common stock issued to an accredited investor in exercise of options at $2.50 and 12,000 shares of common stock issued to an existing stockholder in exercise of warrants at $1.50.

         On January 13, 1997, the Company issued 100,000 shares of common stock to a former executive of the Company in exercise of options at $1.50 per share. The consideration was paid partly in cash and partly in offset of amounts owing to the individual by the Company.

         On or about January 27, 1997, the Company agreed to and on June 6, 1997, the Company issued 40,330 shares to certain principals of RAS Securities Corp., each accredited investors, valued at $8.50 per share in settlement of their claim totaling $342,765.

         On February 21, 1997 and March 6, 1997, the Company issued 1,905 and 2,929 shares of common stock, respectively, to a consultant in exchange for consulting services valued at a total amount of $40,500.

         On March 24, 1997, the Company issued 60,000 shares of common stock, previously shown to be issued, to an accredited investor in a private placement in connection with the purchase of property for the Alabama Plant. The Company was given a credit of $585,000 for the purchase of the property in exchange for the 60,000 shares.

         As described in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources," on March 20, 1997, the Company executed and delivered a promissory note in the aggregate principal amount of up to $5,000,000 to PacifiCorp in consideration for a loan of up to $5,000,000. The loan is convertible into approximately 714,286 shares of common stock of the Company based on a $7.00 per share conversion price. In December 1997, the amount of the note was increased to $7,000,000 and PacifiCorp was granted the right to convert the greater of (i) $6,000,000 of the loan and loan commitment or (ii) the actual loan balance outstanding, to common stock at a price of $7.00 per share, subject to adjustment.

         As described in "ITEM 1. BUSINESS--Business of Company--Alabama Plant," on March 20, 1997, the Company executed and delivered a conditional option agreement to PacifiCorp relating to the repurchase of their interest in Birmingham Syn Fuel, L.L.C. and the loan made by PacifiCorp.

         On March 26, 1997, the Company issued 20,913 shares of Company common stock, valued at $138,396, recorded as a liability in 1996, in settlement of litigation with S.C. Marketing, Inc., which the Company believes is an accredited investor.

         On April 1, 1997,  the  Company  granted  50,000  stock  options to Max
E. Sorenson, an executive of the Company, which was recorded as deferred compensation and valued at $312,500. The exercise price is $1.50 per share for 50,000 options. The Company also issued 20,000 stock options to an employee at an exercise price of $8.00 together with 10,000 additional stock options that were later forfeited. In addition another employee received 5,000 stock options with an exercised price of $1.50 per share valued at $31,250.

         On April 1, 1997, the Company granted 2,500 stock options, valued at $15,625, to Vern T. May, a Director of the Company, as director compensation. The exercise price is $1.50 per share.

         On April 15, 1997, the Company granted incentive stock options to acquire 180,000 shares, at an exercise price of $8.25 per share, to 9 employees of the Company.

         On May 6, 1997, the Company received funds and accepted subscriptions for the sale of 12,499 units (the "Units"), from three accredited investors. Each Unit consisted of (i) four shares of Company common stock and (ii) four warrants to acquire Company common stock at a price of $7.25 per share, for a total purchase price per Unit of $24.00, or a total of $299,976. The warrants are exercisable at any time prior to the second anniversary of their issuance. The shares of Company common stock issuable under the warrants have piggy-back registration rights during the two-year period following the date of the subscriptions.

         On May 19, 1997, the Company received $90,000 in the exercise of options to purchase 50,000 shares of common stock at $1.80 per share, by two accredited investors.

         On July 3, 1997, the Company received funds and accepted subscriptions for the sale of 14,285 units (the "Units") from an accredited investor. Each Unit consisted of (i) one share of Company common stock, and (ii) one warrant to acquire one share of Company common stock at a price of $8.00 per share for a total purchase price per Unit of $7.00, or a total of $99,995. The warrants are exercisable at any time prior to the second anniversary of their issuance.

         On August 1, 1997, the Company granted 100,000 stock options to Dee J. Priano, an executive officer of the Company, at an exercise price of $8.25 per share.

         On August 19, 1997, the Company privately sold 3,000 units (the "Units") to an accredited investor for an aggregate purchase price of $3,000,000. Each Unit consisted of (i) one share of the Company's Series A 6% Convertible Preferred Stock, par value $.001 per share (the "Series A Preferred Stock"), and (ii) a warrant to acquire 28.571 shares of Company common stock at a price of $8.00 per share. The purchase price for each Unit was $1,000. The warrants are exercisable at any time on or before August 31, 1999. The Series A Preferred Stock sold as part of a Unit was issued pursuant to the terms of a Certificate of Designation filed with the Delaware Secretary of State (the "Series A Certificate of Designation"). Under the Series A Certificate of Designation, the Series A Preferred Stock (i) accrues dividends on a daily basis at a rate of 6% per annum on the liquidation value ($1,000) of each share from the date of issuance until paid or converted (with no compounding of dividends being authorized), payable semi-annually in the discretion of the Company, (ii) is redeemable by the Company at any time after 30 days' written notice, (iii) has no voting rights unless specifically authorized by the Delaware General Corporate Law, (iv) is convertible at any time by the holder into common stock at a conversion price of $7.00 per share, and (v) is convertible by the Company at any time after August 31, 1999 after 30 days' written notice. Further, the Series A Certificate of Designation provides for certain anti-dilution protection to the holder of the Series A Preferred Stock if (i) certain dividends are distributed on the common stock, (ii) a subdivision, combination or reclassification of the outstanding common stock occurs or (iii) a reorganization event (such as a consolidation, merger, sale of substantially all assets or a statutory exchange) occurs. Similar anti-dilution protection was also granted to the shares of common stock issuable under the warrants. The Units were privately placed pursuant to the terms of a Preferred Stock Purchase Agreement, dated August 19, 1997 (the "Purchase Agreement"), between the Company and the accredited investor. Under the Purchase Agreement, the Company agreed
(i) to use its best efforts to create a vacancy on the Company's Board of Directors for a term to expire on the date of the next annual meeting of the stockholders of the Company, (ii) to submit to the Board of Directors, for their consideration, the appointment of a representative of the accredited investor to fill the vacancy referred to in clause (i) above, (iii) to demand registration rights for any person owning at least 50% of the common stock issued or issuable upon conversion of the Series A Preferred Stock and exercise of the warrants (such shares are referred to herein as "Converted Shares") at any time prior to August 31, 1998 subject to the rights of any other holder of common stock previously granted demand registration rights, and (iv) to piggy-back registration rights for the Converted Shares.

         On September 16, 1997, the Company issued 10,000 shares of Company common stock to a former employee, Mr. Dean Young, in exercise of options at $1.50 per share. The consideration was paid in offset of amounts owing to the individual by the Company. Mr. Young is a relative of Kenneth M. Young, the Company's former Chief Executive Officer and Chairman of the Board.

         On September 17, 1997, the Company issued 43,167 shares of Company common stock, valued at $388,503, to United Group, Inc., and Robinson & Wisbaum, Inc., both of which the Company believes are accredited investors, in settlement of a contract dispute regarding consulting services.

         As of September 18, 1997, the Company privately sold 104,294 units (the "Units") to three accredited investors for an aggregate purchase price of approximately $2,200,000. Each Unit consisted of (i) three shares of the Company's Series B Convertible Preferred Stock, par value $.001 per share (the "Series B Preferred Stock"), and (ii) a warrant to acquire one share of Company common stock, at a price of $8.00 per share. The purchase price for each Unit was $21.00. The warrants are exercisable at any time on or before September 30, 1999. The Series B Preferred Stock sold as part of a Unit was issued pursuant to the terms of a Certificate of Designation filed with the Delaware Secretary of State (the "Series B Certificate of Designation"). Under the Series B Certificate of Designation, the Series B Preferred Stock (i) accrues dividends on a daily basis at a rate equal to the 2-year treasury bond rate plus one and one-half percent (initially 7.29% per annum but subject to a one-time adjustment on March 18, 1998) on the liquidation value of each share from the date of issuance until paid or converted (with no compounding of dividends being authorized) payable semi-annually in the discretion of the Company, (ii) is redeemable by the Company at any time after 30 days' written notice at the liquidation value plus accrued and unpaid dividends, (iii) has no voting rights unless specifically authorized by the Delaware General Corporate Law, (iv) is convertible by the Company at any time after September 30, 1998 at a conversion price of $7.00 per share. The Units were privately placed pursuant to subscription agreements between the Company and the accredited investors. In connection with the sale of the Series B Preferred Stock, the Company issued, as a finders fee to two accredited investors, warrants to acquire an aggregate of 62,576 shares of the Company's common stock at a price of $8.00 per share at any time prior to September 30, 1999.

         As of September 30, 1997 and October 13, 1997, the Company accepted subscriptions from 49 accredited investors for the purchase of 119,557 units (the "Units") pursuant to a Confidential Private Placement Memorandum, dated August 28, 1997 (the "Memorandum"), at a price of $35.00 per Unit with an aggregate purchase price of approximately $4,200,000. Each Unit consisted of five shares of common stock of the Company together with a warrant to purchase one additional share of common stock. The exercise price of the warrant is $8.00 per share and the warrant must be exercised by April 30, 1998. Pursuant to the terms of the Memorandum, the Company has granted to purchasers of the Units piggyback registration rights on the shares of common stock underlying the Units and the shares of common stock which have or may become issuable from the exercise of the warrants. In connection with the sale of the Units under the Memorandum, the Company has agreed to issue to three accredited investors finder fees in the form of warrants to acquire an aggregate of up to 199,262 shares of the Company's common stock at a purchase price of $8.00 per share at any time prior to October 31, 1999. As of September 30, 1997, 350,00 shares had been issued and 462,285 share are shown as to be issued.

         In September 1997, the Company granted options to acquire 2,500 shares to James A. Herickhoff, a Director of the Company, as director compensation. The exercise price is $9.00 per share.

         In October 1997, the Company granted options to acquire 2,500 shares to John P. Hill, Jr., a Director of the Company, as director compensation. The exercise price is $11.50 per share.

         On November 25, 1997, the Company issued 1,500 shares of Company common stock to an accredited investor in exercise of warrants at $8.00 per share. The consideration was paid in cash. The warrants were originally issued with units privately placed on September 30, 1997 and October 13, 1997.

         On December 8, 1997, the Company issued 1,500 shares of Company common stock to an accredited investor in exercise of warrants at $8.00 per share. The consideration was paid in cash. The warrants were originally issued with units privately placed on September 30, 1997 and October 13, 1997.

         The Company believes that the following issuances of shares of common stock and other securities were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the exemption set forth under Regulation S thereof:

         On May 26, 1997 and July 7, 1997, and in reliance on Regulation S, the Company received funds and accepted subscriptions for the sale of 224,000 units and 60,000 units, respectively (the "Units"), from accredited non-U.S. persons (the "Non-U.S. Persons"). Each Unit consisted of (i) one share of Company common stock, and (ii) a warrant to acquire one share of Company common stock at a price of $7.25 per share, for a total purchase price per Unit of $6.00, or a total of $1,704,000. The warrants are exercisable at any time prior to the second anniversary of their issuance. The shares of Company common stock issuable under the warrants and the Finder Warrants (as defined below) have piggy-back registration rights and conditional demand registration rights. The conditional demand registration rights are triggered if within twelve months from the date of subscription, the Securities and Exchange Commission imposes an additional holding period requirement on securities issued under Regulation S, other than the holding period restrictions currently in effect. Two Australian entities acted as finders in the sale to the Non-U.S. Persons. As compensation to the finders, the Company paid a cash fee of five percent of the proceeds of such offerings to one finder and issued warrants (the "Finder Warrants") to the other accredited investor finder to purchase 71,000 shares of Company common stock at a price of $7.25 per share. The Finder Warrants are exercisable at any time prior to the second anniversary of their issuance. Based upon representations made to the Company, the finder receiving warrant was a Non-U.S. Person and the Finder Warrants were issued in reliance on Regulation S.

ITEM 6.           SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

         The following table sets forth the Company's selected historical consolidated financial data as of and for the year ended December 31, 1993, the nine months ended September 30, 1994 and the years ended September 30, 1995 through 1997. The selected historical consolidated financial data as of and for the year ended December 31, 1993, the nine months ended September 30, 1994 and as of September 30, 1995 are derived from audited financial statements not included elsewhere herein. The selected historical consolidated financial data for the year ended December 31, 1995, and as of and for the years ended September 30, 1996 and 1997 were derived from the financial statements of the Company which have been audited by Coopers & Lybrand, L.L.P. included elsewhere herein. This information should be read in conjunction with the consolidated financial statements and notes thereto.

                                             COVOL TECHNOLOGIES, INC.
                             (FORMERLY ENVIRONMENTAL TECHNOLOGIES GROUP INTERNATIONAL)
                                                 AND SUBSIDIARIES

                                                         Nine
                                        Year Ended    Months Ended      Year Ended       Year Ended      Year Ended
                                       December 31,   September 30,    September 30,    September 30,   September 30,
                                   ----------------------------------------------------------------------------------
                                           1993           1994             1995             1996             1997
                                   ----------------------------------------------------------------------------------
Statement of Operations Data:
   Revenues:
     License fees                       $     --     $      --         $  100,000     $  100,000        $        --
     Synthetic fuel sales, net            12,688        19,867             29,310        195,165             41,841
     Binder sales                             --            --                 --             --            208,836
                                   --------------------------------------------------------------------------------
     Total revenues                       12,688        19,867            129,310        295,165            250,677

   Operating costs and expenses:
     Cost of coal briquetting operations  22,977        32,386             37,165        859,574          4,803,248
     Research and development            393,300       387,128          1,265,072      1,044,192            663,935
     Selling, general and
        administrative                   426,512       393,109          1,494,270      3,796,569          2,997,812
     Compensation expense on
        stock options, stock warrants
        or issuance of common stock
                                              --            --            955,973     4,8796,569          2,058,126
     Write-off of purchased
        technology and trade secrets          --            --            344,900             --                 --
     Write-down of note receivable-related    --
        parties collateralized by common
        stock and stock options               --            --          2,699,575         60,000
     Loss on sale of facility                 --            --                 --             --            581,456

                                   --------------------------------------------------------------------------------
     Total operating costs and
        expenses                         842,789       812,623          4,097,380     13,273,229        11,164,577
                                   -------------------------------------------------------------------------------
     Operating loss                    (830,101)     (792,756)         (3,968,070)   (12,978,064)      (10,913,900)

   Other income (expense):
     Interest income                          --            --              9,663        302,565           286,174
     Interest expense                   (30,870)      (21,158)           (113,137)       (94,706)       (1,645,195)
     Minority interest in net losses
        of consolidated subsidiaries          --            --                 --          4,456         1,245,226
                                   -------------------------------------------------------------------------------

     Other income (expenses)                  --         3,200             35,169       (166,066)           32,615
                                   -------------------------------------------------------------------------------

     Total other income (expense)       (30,870)      (17,958)            (68,305)        46,249           (81,180)
                                   -------------------------------------------------------------------------------
   Loss from continuing operations
     before income tax                 (860,971)     (810,714)         (4,036,375)   (12,931,815)       10,995,080

   Income tax benefit (provision)             --       313,100           (488,000)       (23,000)               --
                                   -------------------------------------------------------------------------------
   Loss from continuing operations     (860,971)     (497,614)         (4,524,375)   (12,954,815)      (10,995,080)

                                                              Nine
                                             Year Ended    Months Ended      Year Ended       Year Ended      Year Ended
                                            December 31,   September 30,    September 30,    September 30,   September 30,
                                          ----------------------------------------------------------------------------------
                                                1993           1994             1995             1996             1997
                                          ----------------------------------------------------------------------------------
   Discontinued operations (Note 15):
   Loss from discontinued
     operations                                 145,965        609,354       (1,129,176)        (881,505)           --
                                            --------------------------------------------------------------------------
   Cumulative effect of
     change in accounting principle                  --         31,302               --               --            --
                                            ---------------------------------------------------------------------------
   Net income (loss)                          ($715,006)      $143,042      ($5,653,551)    ($13,836,320) ($10,995,080)
                                            --------------------------------------------------------------------------

   Net income (loss) per common share

   Loss per share from continuing
     operations                                  ($0.36)        ($0.13)          ($1.00)          ($1.86)       ($1.38)

   Income (loss) per share from
     discontinued operations                       0.06           0.16            (0.25)           (0.13)           --
                                            --------------------------------------------------------------------------

   Income (loss) per share before
     cumulative effect of change in
     accounting principle                         (0.30)          0.03            (1.25)          (1.99)        ($1.38)

                                            --------------------------------------------------------------------------
   Income per share of cumulative
     effect of change in accounting
     principle                                     0.00           0.01             0.00            0.00           0.00
                                            --------------------------------------------------------------------------

Net income (loss) per share                      ($0.30)         $0.04           ($1.25)         ($1.99)        ($1.38)
                                            --------------------------------------------------------------------------

Weighted average shares outstanding            2,417,568     3,789,996        4,524,056       6,941,424      8,080,102
                                            --------------------------------------------------------------------------

                                                          Nine
                                        Year Ended    Months Ended   Year Ended     Year Ended     Year Ended
                                       December 31,  September 30,  September 30,  September 30,  September 30,
                                       ------------------------------------------------------------------------
                                           1993          1994           1995           1996           1997
                                       ------------------------------------------------------------------------
Balance Sheet Data:
   Working capital                     ($423,570)     ($619,907)     ($480,420)   ($3,482,227)   ($3,195,420)
   Net property and equipment            341,455        747,952      1,330,300      7,125,245     13,619,271
   Total assets                        2,129,885      4,852,637      2,659,977      8,772,072     26,360,814
   Long-term debt                        511,193        852,081        176,601        363,592      5,467,389
   Total stockholders' equity          1,107,915      2,989,529      1,182,768       (233,364)     5,928,277

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the information set forth under the caption entitled "ITEM 6. SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA" and the financial statements and notes thereto for the Company included elsewhere herein.

Year Ended September 30, 1997 Compared to Year Ended September 30, 1996

         The information set forth below compares the Company's operating results for fiscal year 1997 with its operating results for fiscal year 1996.

Continuing Operations

         Revenues. For the fiscal year ended September 30, 1997, total revenues decreased by $44,488 to $250,677 from $295,165 for fiscal 1996. There were no license fees recognized in fiscal 1997 as compared to $100,000 recognized for the year ended September 30, 1996. The Company received payment for related party license fees in fiscal 1997 which were attributable to a one-time advance license fee paid by Coaltech, a partnership for which the Company serves as the general partner, upon the sale of the Utah Plant. The Company also received a
$250,000  payment  in  fiscal  1997  of a  one-time  advance  license  fee  from
Birmingham Syn Fuel, L.L.C. ("BSF") upon the issuance of a PLR to BSF by the Internal Revenue Service. The Company anticipates that it will receive additional advance license fees from Coaltech and BSF in fiscal year 1998 in the amounts of $1.1 Million and $250,000, respectively. Because the Company is obligated to render other services to Coaltech and BSF, the advance license fees are recorded as deferred revenue and will be recognized into income over the period over which such other services are rendered. The Company anticipates additional license fees measured by a license fee rate (adjusted annually for inflation) applied to the production and sale of qualified synthetic fuels from the Utah Plant, the Alabama Plant and other plants that utilize the Briquetting Technology. Net proceeds from the sale of briquettes decreased in the current period by $153,324 to $41,841 from $195,165 in briquette sales for fiscal 1996. Notwithstanding the Utah Plant having been placed in service in early 1997, its production and sales of synthetic fuel were significantly curtailed due to the lack of adequate quality feed stock for production at the Utah Plant. The Company did produce approximately 18,000 tons of synthetic fuel during fiscal 1997; however, due to high levels of ash in the feedstock and hence in the end product, the synthetic fuel was not marketable. The Company believes that upon completion of a wash plant, it will be able to supply sufficient quality coal fines to the Utah Plant to allow the plant to operate at or near capacity. The Company has had various discussions with potential end-users of the synthetic fuel product. However, there is currently no contract or obligation in place for the sale of the synthetic fuel produced at the Utah Plant. See "ITEM 1.
BUSINESS--Business of Company--Utah Plant." The Company received revenues from binder sales in the amount of $208,836 in fiscal 1997. No sales of binder were made in fiscal 1996.

         Operating Costs and Expenses. Operating costs and expenses decreased $2,108,652 to $11,164,577 for the fiscal year ended September 30, 1997 from $13,273,229 for the fiscal year ended September 30, 1996. Operating costs and expenses attributable to the briquetting operations increased $3,943,674 to $4,803,248 for fiscal 1997 from $859,574 for the fiscal year 1996. On or before December 31, 1996, the Company entered into several contracts to construct synthetic fuel facilities. In order for the contracts to be binding for purposes of qualification for Section 29 treatment, the Company agreed to pay a penalty of 6% of the expected contract price for the facilities if the Company did not proceed with construction. As of the fiscal year ended September 30, 1997 and as of the date of filing of this document, there were several contracts that will not or may not be completed by June 30, 1998. Accordingly, the Company recorded the liability for the penalty for these facilities in fiscal 1997 in the amount of $1,477,000. See ITEM 1. BUSINESS--Business of Company--Joint Ventures--Savage and Other Construction Agreements--Construction Penalties." The Company also incurred costs of $1,547,674 which were attributable to the start-up and operation of the Utah Plant for Coaltech, a partnership for which the Company is the general partner. When US #1 and the Company sold the Utah Plant to Coaltech, US #1 entered into an agreement to purchase synthetic fuel produced at the Utah Plant for costs incurred plus $1 per ton. The Utah Plant incurred significant costs for coal fines, labor, binder materials, repairs and maintenance, equipment rental and other costs to work through various operational issues. These costs are included in the synthetic fuel purchase commitment and therefore are included in the cost of coal briquetting operations. Once the wash plant is operational and is providing quality coal fines to the Utah Plant, the Company anticipates that the costs incurred per ton of synthetic fuel produced will be more in line with the marketable value of the synthetic fuel. See ITEM 1.
BUSINESS--Business of Company--Utah Plant." The remaining costs for briquetting operations in fiscal 1997 were more than fiscal 1996 costs due to material and labor costs for the continuing refinement and implementation of the briquetting process and is reflective of the phase of commercialization and operation the Company was in for fiscal year 1997 as compared to fiscal 1996.

         Research and development costs decreased $380,257 or 36.4% during the year ended September 30, 1997 from $1,044,192 for the year ended September 30, 1996. This decrease is due to the Company's focus of resources and efforts on the commercialization of its synthetic fuel technology through: the construction and start-up of its first full scale briquetting facilities, the Utah and Alabama Plants; the licensing of the Briquetting Technology to other licensees; and the development of other projects that will utilize the Briquetting Technology in the manufacture of synthetic fuels. The majority of the fiscal 1997 costs were principally attributable to research and development efforts related to the Company's synthetic fuels technology.

         Selling, general and administrative expense decreased $798,757 or 21.0% to $2,997,812 for the year ended September 30, 1997 from $3,796,569 for the year ended September 30, 1996. The decrease related principally to reductions in costs for administrative labor, outside professional services and travel expenses. The reduction in these expenses is due to the Company's use of personnel, resources and efforts on the commercialization of the Company's synthetic fuel technology.

         Compensation expense on stock options, stock warrants and issuance of common stock decreased $2,815,193 or 57.8% to $2,058,126 for the fiscal year ended September 30, 1997 from $4,873,319 for the fiscal year ended September 30, 1996. The decrease is attributable to reduction in the use of stock options in compensating employees and consultants of the Company. The reduction is also reflective of a general change in the Company philosophy regarding the strike price for options granted. Generally, stock options that are or will be granted by the Company will not be "in-the-money", thus serving as an incentive to the recipient of the options to add value to the Company.

         In fiscal 1996, the Company was required, under generally accepted accounting principles, to write down the discounted $5 Million 6% promissory note (the "Note") from the sale of the Construction Companies to the ascertainable value of the property collateralizing the Note. This accounting treatment resulted in a write-down of $2,699,575 in fiscal 1996. The additional write-down in the current period of $60,000 resulted from the change in the value of the property collateralizing the Note. The Note is guaranteed by the Buyers of the Construction Companies and there has been no event of default or past due payment occur on the Note. The Company has no reason to believe that the payments under the terms of the Note will not be made.

         In fiscal 1997, US #1 sold the Utah Plant to Coaltech for $3.5 Million, evidenced by a promissory note payable in 44 quarterly installments of $130,000 starting March 31, 1997. The actual cost of US #1 to construct the Utah Plant was $4,081,456. Accordingly, a loss was incurred from the sale of the Utah Plant in the amount of $581,456.

         Total Other Income and Expenses. In fiscal 1996, the Company had net other income of $46,249 and in fiscal 1997 had net other expenses of $81,180 for a net increase in other expenses of $127,429. This difference is made up principally of interest expense of $1,645,200 of whick $1,438,000 that was booked as a result of the transaction the Company entered into with PacifiCorp with respect to the $5 Million convertible debt instrument (see discussion below). This expense is partially offset by the net change in the addback for minority interest in net losses of consolidated subsidiaries of $1,240,770 ($4,456 in fiscal 1996 compared to $1,245,326 in fiscal 1997).

         In late July 1996, the Company negotiated with PacifiCorp the general terms of the sale of the Alabama Plant, including an arrangement for convertible debt in the amount of up to $5 Million to fund working capital and construction costs needed to complete the Alabama Plant. At the time of these negotiations, the Company agreed to a conversion price of $7 per share, the trading price of the Company's stock at the time the deal was initially negotiated. The actual documents completing this agreement were not finalized until March 20, 1997, at which time the bid price of the common stock of the Company was approximately $9 per share. Notwithstanding the fact that at the time the Company initially negotiated the conversion price there was no discount, because there was a discount as of the date the documents for the transaction were completed and signed, the Company is required to reflect as interest expense the deemed discounted value, the difference at the date of issue of the convertible debt security between the conversion price and the fair market value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. The expense will not require an actual cash payment nor will it impact the net equity of the Company.

         This accounting treatment is consistent with guidance issued by the Securities and Exchange Commission and with guidance issued as of March 13, 1997 by the Emerging Issues Task Force of the AICPA (Statement EITF D-60: Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature).

         The minority interest in the loss of consolidated subsidiaries increased $1,240,770 to $1,245,226 for fiscal 1997 from $4,456 for fiscal 1996.
The increase is attributable to the minority interest in the loss incurred by US #1 in fiscal 1997. The current period represents the first full year of operations of US #1. US #1 incurred losses in fiscal 1997 due to: the sale of the Utah Plant at an amount less than its cost (after adjustment for the installation of the new dryer), start-up costs for the facility, expense incurred for license fees, and the obligation to purchase synthetic fuels produced at a price equal to cost plus $1 per ton. See ITEM 1.
BUSINESS--Business of Company--Utah Plant."

         Loss from Continuing Operations. For the year ended September 30, 1997, the Company had a net decrease of $1,959,735 in loss from continuing operations. The decrease is principally due to: reductions in research and development costs and selling, general and administrative costs; reductions in expenses for compensation expense from stock options, stock warrants and issuance of common stock; and reduction in the writedown of notes receivable. These reductions were partially offset by: increases in costs for briquetting operations, including losses attributable to the Utah Plant and penalties for failure to proceed with construction contracts; loss from the sale of the Utah Plant, and interest expense booked on the PacifiCorp convertible debt.

Discontinued Operations

         For the fiscal year ended September 30, 1996, the Company incurred losses from discontinued operations in the total amount of $881,505. No additional losses were recorded from discontinued operations in the current period.

Year Ended September 30, 1996 Compared to Year Ended September 30, 1995

         The information set forth below compares the Company's operating results for fiscal year 1996 with its operating results for fiscal year 1995.

Continuing Operations

         Revenues. Revenues from the sale of briquettes increased to $195,165 for the year ended September 30, 1996 from $29,310 recognized for the year ended September 30, 1995. A substantial portion of the sale of briquettes is attributable to production from the Geneva Plant. Fees from the licensing of the Briquetting Technology were $100,000 for the year ended September 30, 1996, and for the year ended September 30, 1995.

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

         In fiscal year 1996, the Company recognized compensation expense on the issuance of stock options and stock warrants at below market price, and compensation expense on the issuance of common stock for services in the total amount of $4,873,319, which represents an increase of $3,917,346 over the prior year expense of $955,973. The Company issued stock options at below market price to consultants who provided and will continue to provide services relating to the exploitation of Company technology, identification of users of such technology, financing of the Company and its projects, marketing, and general business strategy. The options generally vest over ten years. The Company expensed the total value of certain of the options in fiscal 1996 in the amount of $2,305,000. The increase in this expense also reflects the acceleration of the expense for options held by prior management and other former employees as settlement in their termination in the amount of $832,500. As an enticement to a key executive, the Company granted 100,000 options valued at $1,163,000. This executive signed an employment contract with the Company through May 31, 1999. The balance of the expense related principally to the amortization of the value of stock options, based on the vesting of such options.

         Also in fiscal year 1996, the Company recognized an expense in the form of a write-down of the $5 Million 6% promissory note (the "Note") received from the Buyers of the Construction Companies in the amount of $2,699,575. Under generally accepted accounting principles, the Company is required to write down the carrying cost of the Note to the ascertainable value of the collateral securing the Note. There has been no event of default or past due payment occur on the note. See "ITEM 1. BUSINESS--Construction and Limestone Businesses." See discussion below for discontinued operations.

         Loss From Continuing Operations. For the year ended September 30, 1996, the Company had a loss from continuing operations of $12,954,815 as compared to $4,524,375 for the year ended September 30, 1995. The increased loss is primarily due to: the compensation expense from the stock options, stock warrants and issuance of common stock; writedown of Buyers' note from the sale of the Construction Companies; and the expenses related to the initial production of briquettes discussed above.

Discontinued Operations

         For the year ended September 30, 1996, the discontinued operations had a net loss of $590,480 as compared to a net loss of $351,782 for the year ended September 30, 1995. The Company also recognized an additional net loss on the disposal of the discontinued operations in the amount of $291,025 in fiscal 1996 compared to $777,394 in fiscal 1995. The Company agreed to pay certain liabilities associated with the Construction Companies as a condition of the sale. The actual amount of the liabilities was greater than originally estimated, resulting in an additional loss from discontinued operations in 1996.

Year Ended  September 30, 1995  Compared to the Nine Months Ended  September 30,
1994

         As a result of the change in the Company's fiscal year, the comparisons of results of operations for the year ended September 30, 1995 reflect twelve months of activity as compared to nine months of activity for the period ended September 30, 1994.

Continuing Operations

         Revenues. Revenues from "Clean Coal" sales increased $9,443 for the year ended September 30, 1995 from the $19,867 recognized in the nine months ended September 30, 1994 primarily due to the closing out of the "Clean Coal" inventory. Licensing revenues of $100,000 for the year ended September 30, 1995 represent cash received from Greystone Environmental Technology, Inc. for the initial payment on the licensing of Company technology and with respect to coke and iron revert.

         Operating Cost and Expenses. During the year ended September 30, 1995, the Company received a notice of allowance on the patent application which it filed in 1993. The Company also filed two additional patent applications relating to the Briquetting Technology during this time period and built and tested a reduction furnace and installed an electric arc furnace in Price, Utah, which was put into production to demonstrate the feasibility of the Briquetting Technology to produce iron from waste materials. During 1995, the Company also developed two new binders, which are more cost effective with better thermal stability than the binders acquired in 1991 and 1992. As a result of this activity, research and development expenditures increased $877,944 during the year ended September 30, 1995. As a result of these developments, the Company wrote off the purchased technology and trade secrets in the amount of $344,900.

         Selling, general and administrative expenses increased $1,101,161 in 1995 from $393,109 for the nine months ended September 30, 1994. During this period the Company was increasing staff and other operating costs, in order to accommodate the licensing and exploitation of the Briquetting Technology, including starting up the Geneva plant.

         In 1995, the Company recognized compensation expense of $807,527 on the issuance of stock options and stock warrants at below market price, and compensation expense on the issuance of common stock for services in the amount of $148,446.

         Loss From Continuing Operations. For the year ended September 30, 1995, the Company had a loss from continuing operations of $4,524,375 as compared to $497,614 for the nine months ended September 30, 1994. The increased loss is primarily due to increased operating costs and expenses discussed above and the recognition of tax expense of $488,000 in 1995 compared to a benefit of $313,100 in 1994. The expense in 1995 is due to the Company's inability to offset its net loss against discontinued operations taxable income, while the benefit in 1994 is due to the Company's ability to offset its net operating loss against discontinued operations income.

Discontinued Operations

         For the year ended September 30, 1995, the discontinued operations had a net loss of $351,782 as compared to net income of $609,354 in 1994. The Company also recognized a net loss on the disposal of the discontinued operations in the amount of $777,394 in 1995, which includes a reserve of $330,000 for operating losses during the disposal period, offset by a tax benefit of $562,000. The loss in 1995 is due to the increased focus on the Briquetting Technology and the Company's efforts to scale down the Construction Companies' activities until a buyer could be found.

Liquidity and Capital Resources

         Liquidity

         For the fiscal year ended September 30, 1997, management believes the Company made significant progress in its movement from a development company to an operating company. The increase in cash used by the Company in operating activities from $2,574,513 in fiscal year 1996 to $4,202,077 during fiscal year 1997 was largely due to expenditures made by the Company in the commercialization of its Briquetting Technology, including the sale of the Utah Plant to Coaltech, assistance to licensees of the Company's technology in the development of projects that will utilize the Briquetting Technology, development of projects that the Company intends to construct and sell to other entities, and improvement of the binder and process technology related to production of synthetic fuel. The Company was able to fund this growth principally through the issuance of common stock, preferred stock, warrants and convertible debt.

         Capital Resources

         During fiscal year 1997, the Company met its cash flow requirements principally through issuance of debt and convertible debt, the sale of equity and from advance license fees received. As of September 30, 1997, the Company had a working capital deficit of $3,195,420, compared to a working capital deficit of $3,482,227 at September 30, 1996. The Company believes that its current cash on hand, additional advanced license fee to be received, and, if nesseccary available financing will be sufficient to fund the operations of the Company until cash flows from operations are sufficient to fund the Company's operations. However, there is no assurance that the Company will be able to obtain the necessary financing or receive cash flows from operations during fiscal year 1998.

         The Company anticipates that cash flow from: (i) licensing and royalty fees from plants utilizing the Briquetting Technology; (ii) cash distributions from US #1 and AS #1; (iii) the sale of chemical binder to plants utilizing the Briquetting Technology; (iv) operating fees for the operation of facilities owned by third parties; (v) payments on notes receivable and (vi) proceeds of equity and debt offerings will be available and used to fund working capital and other operating needs.

         In the second and third quarters of the fiscal year ending September 30, 1998, the Company anticipates payments of advance license fees for each site utilizing the Company's Briquetting Technology, except for the Savage Mojave project. The timing for and amount of such fees varies and is tied to the commencement of construction, the completion of construction, the receipt of a PLR for a particular project, or receipt of project financing. Since these conditions should be met no later than June 30, 1998, all such advance license fees, if any, should be received by the end of the third fiscal quarter of 1998.

         The Company anticipates license fees from the production and sale of synthetic fuel from the Utah Plant, Alabama Plant and Savage Mojave project, if any, after the second quarter of fiscal year 1998. The balance of the briquetting facilities licensing the Briquetting Technology are expected to be placed into service late in the second quarter and in the third quarter of 1998. Accordingly, the Company expects that there will be earned license fees paid from production and sales from these plants after the third quarter of 1998, with more significant fees paid after the end of fiscal year 1998.

         Advance license fees and ongoing license fees attributable to the Utah Plant and the Alabama Plant are payable to US #1 and AS #1, respectively. The Company will receive its share of such license fees, net of partnership expenses, in the form of cash distributions in proportion to the Company's interests in the partnerships, 60% for US #1 and 80% for AS #1.

         The Company has contracted with its licensees to provide binder materials on a cost plus basis. The Company expects to make income from the sale of binder materials to the Utah Plant, Alabama Plant and Savage Mojave in the second quarter of fiscal year 1998. As previously mentioned, the balance of the synthetic fuel facilities that will be utilizing the Briquetting Technology are expected to be placed in service late in the second quarter and in the third quarter of the fiscal year ending September 30, 1998. The Company will earn the gross profit from the sale of binder to these other plants when they commence production and in amounts that are proportionate to their production.

         Under current contracts, the only facility for which the Company has operational responsibility is the Utah Plant. The Company will earn a prescribed amount per ton for production at the Utah Plant. The Company expects that there will be other plants for which the Company will have operational responsibility and for which it will earn an operation and maintenance fee. The Company does not expect that operation and maintenance fees will constitute a material portion of its income.

         During  fiscal  year  1998,  the  Company  anticipates   receiving  its
proportionate share (60% for US #1 and 80% for AS #1) of payments made by Coaltech and BSF for the purchase of the Utah and Alabama Plants, respectively.

         The Company intends to seek project specific financing for the financing of construction of certain synthetic coal facilities. That financing may be in the form of traditional debt financing, convertible debt, debt with an interest in the cash flow attributable to the facility being financed, or financing by a potential purchaser of the facility. The Company and AS #1 are financing the construction of the Alabama Plant through a convertible debt arrangement with PacifiCorp (see details of arrangement under "Existing Debt Arrangements" below). The Company has made initial payments for one facility through construction financing provided by the wholly-owned subsidiary of a major utility (see details of arrangement under "Existing Debt Arrangements" below). The Company has entered into a conditional letter agreement with Gallagher, whereby financing for up to four facilities, subject to its approval of the facility and other conditions would be provided in exchange for an interest in the royalties receivable from the facilities and other fees. The agreement is subject to several conditions and there is no assurance that the financing will be provided. If financing for four facilities were provided, the Company estimates such financing to be in an aggregate amount of approximately $25 Million. Facilities being built by licensees of the Company's technology will generally be financed by such Licensees. There is no assurance that the Company or its licensees will be able to obtain the necessary financing to construct the synthetic fuel facilities.

         Existing Debt Arrangements

         In May 1995, the Company secured financing in the form of an $825,000 master equipment lease funded by a commercial bank to equip its initial briquetting plant at Geneva's facilities. The Company has remaining obligations for lease payments totalling $465,000 through February 2000 at which time the Company has the option to purchase the equipment from the bank for approximately $124,000.

         In November 1996, the Company issued convertible subordinated debentures in the principal amounts of $300,000, $200,000 and $500,000 to Mr. Douglas M. Kinney, Mr. Gordon L. Deane and the Douglas M. Kinney 1999 Retained Annuity Trust, respectively. The convertible subordinated debentures accrue interest at prime plus two percent (2%) with interest and principal payable in full on June 30, 1998. All or a portion of the unpaid principal due on the debenture is convertible into Company common stock at $11 per share. Through a separate subscription agreement, the Company has granted piggy-back registration rights to the investors for Company common stock issued upon conversion of the convertible subordinated debentures. The Company has the right to prepay the principal of the convertible subordinated debentures.

         In December 1996, the Company entered into several construction agreements. In each agreement, the Company agreed to penalty clauses in the aggregate amount of $3,012,000 if they failed to build the facilities. The Company booked a liability in the current period in the amount of $1,477,000 for facilities that will not or may not be built. See "ITEM 1. BUSINESS--Business of Company-- Joint Ventures--Savage and Other Construction Agreements--Construction Penalties."

         In December 1996, the Company entered into indemnity agreements with Centerline for contingent liabilities aggregating $4,500,000. The Company believes the maximum contingent liability as of the filing of this document under the indemnity agreements is $2,250,000. See "ITEM 1. BUSINESS--Business of Company--Other Construction Agreements-- Indemnification to Centerline."

         In December 1996, the Company entered into a Debenture Agreement and Security Agreement with AJG Financial Services, Inc., an affiliate of Gallagher ("Gallagher"), whereby the Company borrowed $1,100,000, pursuant to a Convertible Subordinated Debenture accruing interest at 6% per annum and maturing three years from its date of issuance (the "Subordinated Debenture") and $2,900,000 pursuant to Senior Debentures accruing interest at prime plus two percent (2%) and maturing three years from the date of issuance (the "Senior Debenture"). The Subordinated Debenture (including accrued interest) was converted to 140,642 shares of the Company's common stock on May 5, 1997. The Company has granted piggy-back and demand registration rights to Gallagher for the Company common stock issued on conversion of the Subordinated Debenture. The Senior Debentures are collateralized by all real and personal property purchased by the Company with the proceeds of the Senior Debenture. The proceeds of the Subordinated Debenture and the Senior Debenture were used to satisfy contractual obligations of the Company, for working capital and to purchase equipment used to construct coal briquetting facilities to be managed and/or sold by the Company or affiliates of the Company.

         The Company is constructing a wash plant to provide washed coal fines to the Utah Plant for the manufacture of synthetic fuel. The construction is being financed through Gallagher. The total estimated cost for the wash plant is approximately $4 Million. As of September 30, 1997, the Company had borrowed $945,104. The financing is evidenced by a promissory note executed and delivered by the Company to Gallagher and is secured by the wash plant. The note currently bears interest at 6% per annum with principal and interest due and payable two years from the time the debt was incurred. As additional consideration to Gallagher for financing the wash plant, the Company agreed, subsquent to fiascal 1997, to grant Gallagher warrants to purchase approximately 400,000 shares of the Company common stock with fifty percent of the shares having a purchase price of $10 per share and fifty percent of the shares having a purchase price of $20 per share. The warrants are immediately exercisable and expire in two years.

         In 1997, the Company purchased an 8,000 square-foot site located in Price, Utah, on which the Company's prototype briquetting plant is located, for $150,000. Included in the purchase was a 1,400 square-foot office building which houses equipment. The property is subject to a 10-year $100,000 mortgage held by the seller. The equity in the property was pledged as part of the collateral for a $2.9 Million loan to the Company from Gallagher.

         On March 20, 1997, the Company entered into a Convertible Loan and Security Agreement (the "Loan Agreement") with PacifiCorp. On December 12, 1997, the Company and PacifiCorp amended the Loan Agreement. Under the amended Loan Agreement terms, the Company may borrow up to $7,000,000 as evidenced by a draw down promissory note (the "Promissory Note") payable to PacifiCorp. As of September 30, 1997, the Company had drawn $3,302,422 under the Loan Agreement. Principal and accrued interest on the Promissory Note are due and payable on August 31, 1998 (the "Due Date"), unless the Promissory Note is converted into Company common stock. Interest due on the Promissory Note is calculated based on a 360 day year and the actual number of days lapsed, and will be compounded monthly. The interest rate is a rate per annum equal to the lesser of (i) the highest rate allowed by law, or (ii) the sum of the rate of interest publicly announced by Morgan Guaranty Trust Company of New York in New York City from time to time plus two percent (2%) per annum. The proceeds of the loan (the "Loan") may be used by the Company to: (i) complete construction of the Alabama Plant; (ii) finance the purchase of coal fines for the Alabama Plant; (iii) fund the net working capital needs of the Alabama Plant; (iv) finance the development and construction of a wash plant for coal fines; and (v) other uses related to the Alabama Plant approved by PacifiCorp in its sole discretion. The Company's obligation to repay the Loan is secured by a security interest and lien on certain property relating to the Alabama Plant. In addition, PacifiCorp has the right to convert the greater of $6,000,000 or the actual amount borrowed by the Company up to $7 Million at a conversion price of $7.00 per share, subject to certain adjustments as provided in the Loan Agreement. On May 5, 1997, PacifiCorp filed a Schedule 13D with the Securities and Exchange Commission reporting its beneficial ownership as being in excess of 5% of the shares of Company common stock should PacifiCorp convert the full amount of the Loan. Pursuant to the Registration Rights Agreement, dated as of March 20, 1997, between the Company and PacifiCorp, PacifiCorp has been granted certain demand and piggy-back registration rights with respect to shares of Company common stock that could be acquired by PacifiCorp pursuant to the Loan Agreement.

         Subsequent to the fiscal year ended September 30, 1997, the Company entered into an interim construction financing agreement with the wholly-owned subsidiary of a major utility to finance up to $1 Million for the Company's purchase of equipment and payment of other project development costs relating to certain facilities. As of the filing of this report, approximately $560,000 has been advanced under this financing agreement. The Company's obligation to repay the amounts borrowed is secured by the collateral purchased with the proceeds of the financing. Interest accrues on the amount advanced at a per annum rate equal to the LIBOR rate plus 1% payable monthly commencing December 1, 1997. The principal amount of the financing is payable upon the closing of a take-out construction loan or December 31, 1998, whichever occurs first. See ITEM 1.
BUSINESS--Business of Company--Other Construction Agreements--Major Utility."

Forward Looking Statements

         Statements in this Item 7 regarding the Company's expectations as to the financing, development and construction of facilities utilizing its Briquetting Technology, the receipt of licensing and royalty fees, revenues, the receipt of operation and maintenance fees, the receipt of fees for sale of binder materials, and other information presented herein that are not purely historical by nature, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting the Company's industry or the coal industry or the economy generally, factors which could cause actual results to differ from expectations set forth in the above-identified forward looking statements include, but is not limited to, the following: (i) timely construction and completion of facilities, and in particular, the coal briquetting facilities by the placed-in-service date; (ii) ability to obtain needed additional capital on terms acceptable to the Company; (iii) changes in governmental regulation or failure to comply with existing regulation which may result in operational shutdowns of its facilities; or (iv) the availability of tax credits under
Section 29 of the Code. See "ITEM 1. BUSINESS--Forward Looking Statements" for a description of additional factors which could cause actual results to differ from expectations.

Impact of Recently Issued Accounting Standards

         In March of 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement is effective for financial statements for fiscal years ending after December 15, 1997. The Company has not determined the possible effect of this standard on its financial statements.

         In June of 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This statement is effective for financial statements for fiscal years ending after December 15, 1997. The Company has not determined the possible effect of this standard on its financial statements.

Impact of Inflation

         During fiscal year 1997, cost increases to the Company were not materially impacted by inflation.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary financial data required by this Item 8 are set forth in Item 14 of this Form 10-K. All information which has been omitted is either inapplicable or not required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There are no changes in or disagreements with Accountants on accounting and financial statement disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company as of December 15, 1997 are as follows:


Name                        Age                 Position
-------------------       -------     -----------------------------------------



Brent M. Cook                37       President, Chief Executive Officer
                                      and Director

Stanley M. Kimball           43       Chief Financial Officer, Treasurer
                                      and Director

Alan D. Ayers                40       Vice President of Administration

George W. Ford, Jr.          52       Vice President of Research and Development

Steven R. Brown              39       Vice President of Engineering and
                                      Construction

Russell G. Madsen            47       Vice President

Max E. Sorenson              48       Vice President

Dee J. Priano                52       Vice President

Asael T. Sorensen, Jr.       43       Secretary and General Counsel

Raymond J. Weller            51       Chairman of the Board of Directors

DeLance W. Squire            78       Director

Vern T. May                  57       Director

James A. Herickhoff          55       Director

John P. Hill, Jr.            37       Director


Brent M. Cook has served as President and Chief Executive Officer and Director since October 1996, and served as Chief Financial Officer from June 1996 until December 1996. Mr. Cook is a Certified Public Accountant. Prior to joining the Company, Mr. Cook was Director of Strategic Accounts-Utah Operations, for PacifiCorp, Inc. ("PacifiCorp"). His responsibilities included the management of revenues of approximately $128 Million per year, and seeking out and evaluating strategic growth opportunities for PacifiCorp, including joint ventures and other transactions. Mr. Cook spent more than 12 years with PacifiCorp.
PacifiCorp is not affiliated with the Company except for the transaction described in "ITEM 1. BUSINESS--Business of Company".

Stanley M. Kimball has served as Chief Financial Officer and Director since January 1, 1997 and as Treasurer since May 1997. Prior to joining the Company, Mr. Kimball was employed by Huntsman Corporation ("HC"). From 1989 to early 1995, Mr. Kimball served as the Director of Tax for Huntsman Chemical Corporation ("HCC"). In May 1995, Mr. Kimball was appointed as an officer of HCC, serving as Vice President, Tax. In July 1995, Mr. Kimball was appointed as Vice President, Administration for HC. In this position, he had numerous responsibilities, both for HC and for Mr. Jon M. Huntsman personally, which included financial accounting, tax and estate planning, and cash and investment management. In this position, Mr. Kimball also served as Mr. Huntsman's Chief of Staff. In 1980, Mr. Kimball received a Master of Accountancy, with emphasis in taxation, from Brigham Young University and is a Certified Public Accountant. Between 1980 and 1989, he was employed by Arthur Andersen & Co., and was serving as a Senior Tax Manager prior to his employment with HCC.

Alan D. Ayers has served as Vice President of Administration since October 1997 and served as Chief Operating Officer from June 1996 through October 1997. Mr. Ayers joined the Company in August of 1995 as Manager of the Company's investor relations department. From June 1996 to February 1997, Mr. Ayers served as a Director of the Company. From 1993 to 1995, Mr. Ayers was the General Manager for Taylor Maid Beauty Supply and was responsible for the operations of the regional supply company. From 1987 to 1993, Mr. Ayers was Director of Operations for Knighton Optical, Inc. Mr. Ayers received his Master of Business Administration from the University of Utah.

George W. Ford, Jr. has served as Vice President of Research and Development of the Company since August 1993. From August 1993 to February 1997, Mr. Ford served as a Director of the Company. From 1982 to 1993, Mr. Ford was employed at Ballard Medical Products, Inc. in research and development, principally in the biomedical field. Mr. Ford holds 17 national and international patents covering a wide variety of technologies. Mr. Ford has functioned as an independent consultant working on projects in computer programming, medical product device design and process polymer chemistry design for the energy industry. Mr. Ford is a member of the American Association for the Advancement of Science and the Iron and Steel Society.

Steven R. Brown has served as Vice President of Engineering and Construction of the Company since February 1995. Mr. Brown served as a Director of the Company from September 1995 to March 1997. Mr. Brown was responsible for the management of the construction companies and the limestone quarry. He is currently responsible for the design and construction of the Company's production facilities. From 1993 to 1995, Mr. Brown was President of Construction Management Service, Inc. Mr. Brown is a licensed professional engineer and a licensed general contractor. Mr. Brown obtained a B.S. degree in Civil
Engineering  and  a  Master  of  Business   Administration  from  Brigham  Young
University.

Russell G. Madsen has served as Vice President of the Company since October 1996 and served as Vice President of Operations from August 1992 through October 1996. Mr. Madsen served as a Director of the Company between August 1992 and January 1997, and was Interim Chairman of the Board of Directors between November 1996 and January 1997. Mr. Madsen is responsible for the Company's prototype briquetting plant in Price, Utah. Between 1981 and 1992, Mr. Madsen was employed as an accounting manager over the Western Coal Division of Coastal States Energy, a subsidiary of Coastal Corporation. From 1984 to 1991, Mr. Madsen also was a Vice President and Director of Specialized Mining Services, Inc., a mine support service company from whom the Company acquired briquetting technology. Mr. Madsen graduated from Utah State University with a B.S. degree in Agricultural Economics and a minor in Business Management.

Max E. Sorenson has served as Vice President of the Company since April 1997. Prior to Mr. Sorenson's employment with the Company, Mr. Sorenson was Senior Vice President of Operations, Engineering and Technology of Geneva Steel Company. Mr. Sorenson began his employment with Geneva Steel Company in October 1989. During his employment with Geneva Steel Company, Mr. Sorenson also had responsibility for raw materials, transportation contracts and information systems and also served as Chief Engineer of Coke, Iron and Steel, and Vice President of Engineering. Prior to joining Geneva Steel Company, Mr. Sorenson worked for 16 years for Inland Steel, Inc., one of the largest steel companies in the United States, where he served in various operation and technology management positions in ironmaking and steelmaking. Mr. Sorenson obtained a B.S. degree in Metallurgical Engineering from the University of Utah in 1973 and a Master of Science degree in Industrial Management from Purdue University in 1978.

Dee J. "DJ" Priano has served as Vice President of the Company since August 1997. Mr. Priano had been employed by Kennecott Corporation for more than 32 years prior to that time. Mr. Priano worked in several different positions at Kennecott including Principal Planning Engineer for Kennecott's Bingham Canyon mine, Manager of Operations Analysis, Controller of Kennecott's Bingham Canyon mine as well as the Controller of Kennecott's U.S. Mines Division. In addition to managing, general accounting and financial reporting activities, he was responsible for the administration of purchasing, MIS and land and water management functions. Mr. Priano received a BS degree and Master of Business Administration from the University of Utah.

Asael T. Sorensen, Jr. joined the Company as its General Counsel in September 1995. He has also served as Corporate Secretary since June 1996. From 1982 to 1995, Mr. Sorensen was an in-house attorney for the Church of Jesus Christ of Latter-Day Saints in Salt Lake City, Utah and practiced law primarily in the area of contract negotiations and administration. Since 1987, Mr. Sorensen has been a consultant with the American Management Association, a business seminar and consulting non-profit organization headquartered in New York. Mr. Sorensen graduated from Brigham Young University with a joint Juris Doctor and Master of Business Administration. He is admitted to practice law in the State of Utah.

Raymond J. Weller has served as a Director of the Company since July 1991 and since January 1997 has served as Chairman of the Board of Directors. Since 1991, Mr. Weller has been Vice President of HMO Benefits of Utah, a Utah-based insurance brokerage firm. From 1985 to 1991, Mr. Weller was an agent with the insurance brokerage of Galbraith, Benson and McKay.

DeLance W. Squire has served as a Director of the Company since December 1996. Mr. Squire was the founder of Squire & Co., Orem, Utah, a public accounting firm, and retired in 1986. Since 1986, Mr. Squire has been the Executive Director for the Commission for Economic Development, Orem, Utah. In addition, Mr. Squire is a member of the Impact Fees Committee and the Strategic Plan Committee to the City of Orem, Utah. He also serves as a member of the board of trustees for Mountain View Hospital, Payson, Utah. Mr. Squire served as Mayor of Orem from 1982 to 1985. Mr. Squire received his B.S. degree in Accounting from Brigham Young University in 1947 and became a Certified Public Accountant in 1950.

Vern T. May has served as a Director of the Company since February 1997. Mr. May was employed by Dow Chemical in various capacities from 1964 until his retirement in 1995, including Technical Director of Organic Chemicals and Ag/Pharma Process Research, Manager of Agricultural Chemicals Production and Environmental Services, Director of Applied Science and Technology Laboratories, and Director of Health and Environmental Sciences. At the time of his retirement, Mr. May was chairman of the advisory board for the Center for Waste Reduction Technologies, a member of the advisory board for the Advanced Combustion Engineering Research Center at BYU, and a member of the board of the California Engineering Foundation. Mr. May holds a BES degree in Chemical Engineering from Brigham Young University.

James A. Herickhoff has served as a Director since August 1997. Mr. Herickhoff is and has been a corporate consultant since 1994, and from 1987 to 1994 he served as President of Atlantic Richfield Company's Thunder Basin Coal Company. Mr. Herickhoff has over 25 years of experience in the coal and mining industries and extensive experience in strategic positioning of these companies for long-term growth and competitiveness. Mr. Herickhoff led the growth of the Black Thunder and Coal Creek coal mines from 19 million to approximately 40 million tons per year of production. Mr. Herickhoff previously served as President of Mountain Coal Company, managing all of the ARCO's underground mining and preparation plants. Mr. Herickhoff is the past President of the Wyoming Mining Association and a former Board member of the Colorado and Utah Mining Associations. Mr. Herickhoff received his Bachelor degree in 1964 from St. John's University, a Master of Science degree in 1966 from St. Cloud State University and attended the Kellogg Executive Management Institute at Northwestern University in 1986.

John P. Hill, Jr. has served as a Director since September 1997. Mr. Hill is the president of Quince Associates, a closely held investment company. Since 1989, Mr. Hill has also served as President of Trans Pacific Stores, Ltd., a privately held operator of retail stores. Prior to 1989, Mr. Hill was the Chief Financial Officer for various privately held retail and restaurant companies. Mr. Hill received a Bachelor of Science degree in Accounting from the University of Maryland and became a Certified Public Accountant in 1984.

         The Company's Executive Officers are elected annually by the Board of Directors and serve at the discretion of the Board. The Company's Directors hold office until the expiration of their respective terms and until their successors have been duly elected and qualified. Officers serve at the will of the Board of Directors.

         At the 1997 Annual Meeting of Stockholders, an amendment to the Company's Bylaws was adopted to: (a) classify the Board of Directors into three classes, as nearly equal in size as possible, serving staggered three-year, terms; (b) set a minimum of five and maximum of nine directors on the Board; (c) provide that a director may be removed from office at any time by the vote; or written consent of stockholders representing not less than two-thirds of the issued and outstanding stock entitled to vote and (d) provides that an increase in the maximum size of the board requires the vote or written consent of stockholders representing not less than two-thirds of the issued and outstanding stock entitled to vote. Based on that amendment to the Bylaws, the Directors are classified as follows:

================================================================================
CLASS I(1)               CLASS II(2)              CLASS III(3)
--------------------------------------------------------------------------------
Vern T. May              Raymond J. Weller        Brent M. Cook
--------------------------------------------------------------------------------
John P. Hill, Jr.        --                       --
--------------------------------------------------------------------------------
James A. Herickhoff      DeLance W. Squire        Stanley M. Kimball
================================================================================
--------------
(1)      Term expires at the annual meeting of stockholders in 1998.
(2)      Term expires at the annual meeting of stockholders in 1999.
(3)      Term expires at the annual meeting of stockholders in 2000.

The salaried employees of the Company serving as Directors are not compensated as Directors. The Board of Directors has granted stock options to Directors of the Company not otherwise employed by the Company. Such Directors also receive a fee for each meeting attended and reimbursement of out-of-pocket expenses.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers. Officers, directors, and greater than ten-percent stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company between October 1, 1996, and September 30, 1997, on year-end reports furnished to the Company after September 30, 1997, and on representations that no other reports were required, the Company has determined that during the 1997 fiscal year all applicable 16(a) filing requirements were met except as follows:

         Russell G. Madsen, a Vice President of the Company, acquired an option to purchase 25,000 shares of common stock of the Company on August 13, 1996. Mr. Madsen filed a Form 4 reporting the transaction on September 18, 1996. The Form 4 should have been filed on or before September 10, 1996. Additionally, Mr. Madsen disposed of 40,000 shares in January 1997 and disposed of 1,340 shares in February 1997. Mr. Madsen filed Forms 4 to report the transactions on December 29, 1997. The Forms 4 should have been filed on or before February 10 and March 10, 1997, respectively.

         George W. Ford, Jr., Vice President of Research and Development of the Company, acquired an option to purchase 25,000 shares of common stock of the Company on August 13, 1996. Mr. Ford filed a Form 4 reporting the transaction on September 18, 1996. The Form 4 should have been filed on or before September 10, 1996. Mr. Ford disposed of 18,000 shares and acquired 100,000 shares through the exercise of options in November 1996 and filed a Form 4 reporting such transaction on December 18, 1996. The Form 4 should have been filed on or before December 10, 1996. Additionally, Mr. Ford disposed of 3,000 shares in March of 1997, disposed of 7,000 shares in April of 1997, disposed of 9,000 shares in May of 1997, disposed of 1,000 shares in June of 1997, disposed of 3,000 shares in July of 1997, and disposed of 10,000 shares in October of 1997. Mr. Ford filed Forms 4 to report the transactions on December 29, 1997. The Form 4's should have been filed on or before April 10, May 10, June 10, July 10, August 10, and November 10, 1997, respectively.

         Michael Q. Midgley, a former officer and Director of the Company, acquired options to purchase 300,000 shares of common stock of the Company on August 13, 1996. Mr. Midgley filed a Form 4 to report the transaction on September 18, 1996. The Form 4 should have been filed on or before September 10, 1996.

         Kenneth M. Young, a former officer and Director of the Company, acquired options to purchase 70,000 shares of common stock of the Company on August 13, 1996. Mr. Young filed a Form 4 to report the transaction on September 18, 1996. The Form 4 should have been filed on or before September 10, 1996.

         Max E. Sorenson was appointed Vice President of the Company effective April 1, 1997, and thereby became subject to Section 16(a) reporting requirements. Mr. Sorenson also acquired options to purchase 100,000 shares of common stock of the Company. Mr. Sorenson did not file a timely Form 3. Mr. Sorenson filed a Form 5 reporting both the holdings required to be reported on Form 3 and the acquisition of the options on November 25, 1997. The Form 5 should have been filed on or before November 14, 1997.

         Asael T. Sorensen, Jr., Secretary and General Counsel of the Company, acquired 1,000 shares of common stock of the Company on April 24, 1997. The acquisition should have been reported on a Form 4 for April 1997 and filed on or before May 10, 1997. Mr. Sorensen filed a Form 5 reporting the transaction on December 29, 1997. The Form 5 should have been filed on or before November 14, 1997. Additionally, Mr. Sorensen acquired options to purchase 100,000 shares of common stock of the Company on August 13, 1996. Mr. Sorensen filed a Form 4 to report the transaction on September 18, 1996. The Form 4 should have been filed on or before September 10, 1996.

         DeLance W. Squire, a Director of the Company, was appointed a Director of the Company and received options to acquire 2,500 shares on December 13, 1996. He filed a Form 3 reporting the holdings on January 21, 1997. The Form 3 holdings should have been reported on a Form 3 filed on or before December 23, 1996.

         Dee J. Priano, a Vice President of the Company, filed a Form 5 to report Form 3 holdings as a result of being appointed an officer of the Company and the acquisition of options to acquire 100,000 shares on August 1, 1997. The Form 5 was filed on December 29, 1997. The Form 5 should have been filed on or before November 14, 1997. The Form 3 holdings should have been reported on a Form 3 filed on or before August 10, 1997.

         Vern T. May, a Director of the Company, filed a Form 5 to report Form 3 holdings as a result of being appointed a Director of the Company and the acquisition of options to acquire 2,500 shares. The Form 5 was sent for filing on or about January 13, 1998. The Form 5 should have been filed on or before November 14, 1997. The Form 3 holdings should have been reported on a Form 3 filed on or before February 20, 1997.

         James A. Herickhoff, a Director of the Company, filed a Form 5 to report Form 3 holdings as a result of being appointed a Director of the Company and the acquisition of options to acquire 2,500 shares. The Form 5 was sent for filing on or about January 13, 1998. The Form 5 should have been filed on or before November 14, 1997. The Form 3 holdings should have been reported on a Form 3 filed on or before August 25, 1997.

         John P. Hill, Jr., a Director of the Company, filed a Form 5 to report Form 3 holdings as a result of being appointed a Director of the Company and the acquisition of options to acquire 2,500 shares. The Form 5 was sent for filing on or about January 13, 1998. The Form 5 should have been filed on or before November 14, 1997. The Form 3 holdings should have been reported on a Form 3 filed on or before October 15, 1997.

         Richard C. Lambert, a former officer of the Company, acquired options to purchase 20,000 shares of common stock of the Company on August 13, 1996. Mr. Lambert filed a Form 4 to report the transaction on September 18, 1996. The Form 4 should have been filed on or before September 10, 1996.

         Raymond J. Weller, the Chairman of the Board of the Company, acquired options to purchase 25,000 shares of common stock of the Company on August 13, 1996. Mr. Weller filed a Form 4 to report the transaction on September 18, 1996. The Form 4 should have been filed on or before September 10, 1996.

         Steven R. Brown, Vice President of Engineering and Construction of the Company, acquired options to purchase 100,000 shares of common stock of the Company on August 13, 1996. Mr. Brown filed a Form 4 to report the transaction on September 18, 1996. The Form 4 should have been filed on or before September 10, 1996.

         Alan D. Ayers, Vice President of Administration of the Company, acquired options to purchase 100,000 shares of common stock of the Company on August 13, 1996. Mr. Ayers filed a Form 4 to report the transaction on September 18, 1996. The Form 4 should have been filed on or before September 10, 1996. He also sent a Form 5 for filing on or about January 13, 1998 to report Form 3 holdings as a result of being appointed an officer of the Company. The Form 3 should have been filed on or before August 10, 1996.

         Stanley M. Kimball, Chief Financial Officer, Treasurer and a Director of the Company, filed a Form 3 on January 21, 1997. The Form 3 should have been filed on or before January 11, 1997.

Mr. Kimball acquired options to purchase 50,000 shares of common stock of the Company on April 1, 1997. He sent for filing on or about January 13, 1998 aquired options. The Form 5 should have been filed on or before November 14, 1997.

ITEM 11. EXECUTIVE COMPENSATION

         The following sets forth the compensation paid by the Company for services rendered by Brent M. Cook, the Company's President and Chief Executive Officer, during the fiscal years ended September 30, 1996 and September 30, 1997. No other executive officer received compensation in excess of $100,000 during the most recently completed fiscal year.

                                            Summary Compensation Table


Annual Compensation                                                                  Long-Term Compensation

                                                                   Other Annual      Restricted                        All Other
Name and                                                           Compensation      Stock           Stock Options     Compensation
Principal Position       Year        Salary($)     Bonus ($)       ($)               Awards ($)      (#)               ($)
------------------       ----        ---------     ---------       ----------------- ----------      ----------------  -------------
Brent M. Cook (1)        1996        $23,335       $60,000         $1,163,000(2)     --              40,000(2)         --
President and CEO        1997         93,811       -- (3)          --                --              --                --
------------------

(1) Mr. Cook entered into an employment agreement dated June 1, 1996 to act as Executive Vice President and Chief Financial Officer. Mr. Cook was appointed as President and Chief Executive Officer in October of 1996.
(2) Upon the execution of his employment agreement with the Company, Mr. Cook received immediately exercisable options to acquire 100,000 shares of the Company's common stock at a price of $1.50 per share. This amount represents $1,163,000 of compensation recorded by the Company as a result of the option grant to Mr. Cook. Mr. Cook also received an option to acquire 40,000 shares of the Company's common stock at a price of $1.50 per share, which vests over 10 years.
(3) Mr. Cook was awarded a performance based bonus of $50,000 in November 1997, which has been recorded as a bonus in fiscal year 1998 and, accordingly, is not reflected in this table.

         Other than the Company's 1995 Stock Option Plan, there are no retirement, pension, or profit sharing plans for the benefit of the Company's officers, directors and employees. The Company does provide health and dental insurance coverage for its employees. The Board of Directors may recommend and adopt additional programs in the future for the benefit of officers, directors and employees.

Option Grants in Fiscal Year 1997

         No options were granted to the named executive officer in fiscal year 1997.

Aggregated Option Exercises and Year-End Option Values in 1997

         The following table summarizes for the named executive officer of the Company the number of stock options, if any, exercised during fiscal year 1997, the aggregate dollar value realized upon exercise, the total number of unexercised options held at September 30, 1997 and the aggregate dollar value of in-the-money unexercised options held at September 30, 1997. Value realized upon exercise is the difference between the fair market value of the underlying stock on the exercise date and the exercise price of the option. The value of unexercised, in-the-money options at September 30, 1997 is the difference between its exercise price and the fair market value of the underlying stock on September 30, 1997 which was $9.25 per share based on the last trade price of the common stock on September 30, 1997. The underlying options have not been and may never be exercised. The actual gains, if any, on exercise will depend on the value of the common stock on the actual date of exercise. There can be no assurance that these values will be realized.

                                  Aggregated Option Exercises in Fiscal Year 1997
                                            and Year-End Option Values


                                                                          Number of               Value of Unexercised
                                                                     Unexercised Options           In-the-Money Options
                                                                        at 9/30/97(#)                at 9/30/97($)

                       Shares Acquired      Value
Name                   on Exercise(#)       Realized($)        Exercisable     Unexercisable     Exercisable      Unexercisable
----                   --------------       -----------        -----------     -------------     -----------      -------------
Brent M. Cook          -0-                  $-0-               104,000         36,000            $806,000         $ 279,000

Long-Term Incentive Plan ("LTIP") Awards in Fiscal Year 1997

         The Company has no LTIP.

Future Benefits of Pension Plan Disclosure in Fiscal Year 1997

         The Company has no such benefit plans.

Employment Contracts and Termination of Employment and Change in Control Arrangements

         Brent M. Cook. The Company entered into an employment agreement, dated June 1, 1996, with Brent M. Cook to act as Executive Vice President and Chief Financial Officer. Mr. Cook was subsequently appointed as President and Chief Executive Officer of the Company in October of 1996. The employment agreement extends for a period of three years terminating on May 31, 1999. During the first, second and third twelve month period, Mr. Cook's regular monthly salary will be $6,667 ($80,004 annualized), $8,334 ($100,008 annualized) and $9,167
($110,004 annualized) respectively. Mr. Cook is entitled to participate in and receive the benefits of bonus plans and other benefit plans generally available to Company employees. In November 1997, the Company's Board of Directors awarded Mr. Cook a bonus of $50,000. In accordance with the employment agreement, Mr. Cook was issued stock options to purchase 100,000 shares of Company common stock at a purchase price per share of $1.50 in fiscal year 1996. Also, Mr. Cook is entitled to an automobile allowance, medical and dental coverage, and should Mr. Cook die during the term of his employment agreement, his personal representative or designated survivor will be entitled to receive all of the salary and benefits provided thereunder for the remaining term of the employment agreement. If Mr. Cook does not continue in the employ of the Company after termination of the employment agreement (whether or not Mr. Cook is offered employment by the Company), the Company shall pay Mr. Cook the sum of one year's annual wages no later than July 1, 1999.

         Max E. Sorenson. The Company entered into an employment agreement, dated March 20, 1997, with Max E. Sorenson to act as Vice President. The employment agreement extends for a period of three years unless terminated by the Company for cause or death, or by the employer for certain Company actions which constitute good cause or without good reason provided 60 days prior written notice is given. During the first, second and third twelve month period, Mr. Sorenson's regular monthly salary will be $6,667 ($80,004 annualized), $10,833 ($129,996 annualized) and $10,833 ($129,996 annualized) respectively. Mr. Sorenson is entitled to receive a bonus pursuant to the Company's bonus plan in effect from time to time. Further, Mr. Sorenson will be issued stock options to purchase 50,000 shares of Company common stock at a purchase price per share of $1.50, vesting 25,000 immediately, 12,500 and 12,500 at the end of the first and second twelve month period of employment, respectively. Additionally, Mr. Sorenson receives and received a monthly car allowance of $550, received a signing bonus of $50,000, and may receive termination benefits at the expiration of the employment agreement (whether or not Mr. Sorenson is offered employment by the Company after the three years) equal to the sum of one year's annual wages. In addition, Mr. Sorenson received options to acquire 50,000 shares of common stock under the Option Plan (as defined below).

         Stanley M. Kimball. The Company entered into an employment agreement, dated January 1, 1997, with Stanley M. Kimball to act as Vice President and Chief Financial Officer. The employment agreement extends for a period of three years unless terminated by the Company for cause or disability, or by the employee for certain Company actions which constitute good reason or without good reason provided 90 days prior written notice is given. Mr. Kimball is entitled to an annual base salary of at least $80,000. However, the agreement provides that Mr. Kimball's base salary shall be in line with the salary paid to the President and Chief Executive Officer of the Company. Effective June 1997, Mr. Kimball's annual base salary was increased to $100,000. Mr. Kimball was issued stock options to purchase 50,000 shares of Company common stock at a purchase price per share of $1.50, vesting on a pro rata basis over two years commencing January 1, 1997 and ending December 31, 1998. Additionally, Mr. Kimball receives a monthly car allowance of $550 and is entitled to termination benefits equal to 200% of the then current annual base salary if Mr. Kimball's employment is terminated by the Company without cause or terminated by Mr. Kimball for good reason. In addition, Mr. Kimball received options to acquire 50,000 shares of common stock under the Option Plan (as defined below).

Director Compensation

         The salaried employees of the Company serving as Directors are not compensated as Directors. The Board of Directors has granted stock options to Directors of the Company not otherwise employed by the Company. Such Directors also receive a cash fee of $500 per meeting and reimbursement of out-of-pocket expenses.

Stock Option Plans

         1995 Stock Option Plan. Under the Company's 1995 Stock Option Plan, as amended (the "Option Plan"), 2,400,000 shares of common stock (900,000 shares in June 1995 plus 1,500,00 approved by shareholders in January 1996) are reserved for issuance upon the exercise of stock options. The Option Plan is designed to serve as an incentive for retaining qualified and competent employees, directors and consultants. During fiscal year 1997, the Company issued options under the Option Plan to acquire 280,000 shares of common stock to 10 employees. Of the options to purchase 280,000 shares, Mr. Dee J. Priano was issued options to purchase 100,000 shares at an exercise price of $8.25 per share and nine employees were issued options to purchase an aggregate of 180,000 shares at an exercise price of $8.25 per share. Out of the nine employees, Messrs. Kimball and Sorenson each received options to purchase 50,000 shares. As of September 30, 1997, options to purchase an aggregate of approximately 1,180,000 shares of common stock were issued under the Option Plan, of which 900,000 have been exercised.

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

         Other Options. In addition to options issued under the Option Plan, the Company has granted options to executive officers, employees and directors outside the Option Plan that were not qualified for tax purposes, all as set forth below in more detail.

         The following table sets forth information with respect to such options granted to the Company's executive officers and directors during fiscal year 1997:


                                  Number of                Exercise
       Name                         Options                  Price
---------------------             -------------          --------------


Stanley M. Kimball                    50,000                $1.50

Max E. Sorenson                       50,000                $1.50

Vern T. May                            2,500                $1.50

Raymond J. Weller                      2,500                $1.50

DeLance W. Squire                      2,500                $1.50

James A. Herickhoff                    2,500                $9.00

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

Board Meetings

         The Board held a total of eleven regular meetings during fiscal year 1997 and one special meeting during fiscal year 1997. All directors attended over 75% of the aggregate number of the regular meetings of the Board.

Committees Of The Board

         As of September 9, 1997, the Board of Directors established an Audit Committee and a Compensation Committee. The Compensation Committee consists of Mr. May, as chair, and Mr. Weller. The Audit Committee consists of Mr. Herickhoff, as chair, Mr. Squire, and Mr. Hill. The board elected to organize the Compensation Committee and Audit Committee solely with outside directors. The Audit Committee held its first meeting on December 16, 1997. The Compensation Committee did not hold any meetings in fiscal year 1997.

Compensation Committee Report on Executive Compensation

         As of September 9, 1997, the Company established a Compensation Committee consisting of two members of the Board of Directors. The Compensation Committee is responsible for overseeing the institution of compensation relating to the Company's officers and key personnel, including the named executives. In the past, because of cash flow concerns of the Company, the Compensation Committee has not implemented changes in the Company's compensation structure. Future compensation polices will be dependent on the Company's cash flow and employee performance.

         The Committee is currently reviewing compensation guidelines and is considering retention of an outside company to recommend and bid on compensation and benefit services. Any program recommended will consider factors such as current competitive market compensation, growth of the Company and overall business conditions as part of the total benefit package for employees.

         The Compensation Committee strives to ensure that the Company's compensation plan attracts, retains and rewards both staff and management personnel while continuing to operate in the best interests of the stockholders.

                                              Compensation Committee,

                                              Vern T. May, Chairman
                                              Raymond J. Weller
                                              January 5, 1998

Stockholder Return Performance Graph

         Federal regulation requires the inclusion of a line graph comparing the yearly percentage change in the Company's cumulative total stockholder return on the common stock with the cumulative total return, assuming reinvestment of dividends, of (1) the NASDAQ Composite Index and (2) a published industry orline-of-business index. The comparison assumes $100 was invested on September 30, 1994. The performance comparison appears below.

         The Board of Directors recognize that the market price of stock is influenced by many factors, only one of which is Company performance. The stock price performance shown on the graph is not necessarily indicative of future price performance. The Company has not paid dividends on its common stock.

                      Comparison of Cumulative Total Return

                               [GRAPHIC OMITTED]

                 Total Returns Assume Reinvestment of Dividends



                                9/30/94           9/30/95             9/30/96             9/30/97
                          --------------------------------------------------------------------------
COVOL                            $100              $230               $265                 $296

S&P ENERGY COMPOSITE              100               120                150                  220

NASDAQ COMPOSITE (US)             100               137                161                  221


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of December 15, 1997, regarding the beneficial ownership of all of the Company's outstanding common stock, par value $.001 per share, for: (i) each person (or group of affiliated persons) who, insofar as the Company has been able to ascertain, beneficially owned more than 5% of the outstanding shares of common stock; (ii) each director and named executive officer of the Company; and (iii) all directors and executive officers of the Company as a group. The Company has relied on information received from each stockholder as to beneficial ownership, including information contained on Schedules 13D and Forms 3, 4 and 5. As of December 15, 1997, there were 9,298,175 shares of common stock outstanding. As of that date, there were outstanding options to purchase 1,631,500 shares of common stock, of which 681,793 were vested, warrants to purchases 1,718,933 shares of common stock, of which 1,295,183 were in the money, debt convertible into 1,090,908 shares of common stock and preferred stock convertible into 994,037 shares of common stock.

    Name and Address of             Amount and Nature of
    Beneficial Owner (1)            Beneficial Ownership (2)    Percent of Class
   --------------------           ------------------------      ----------------

PacifiCorp Financial Services, Inc.     857,143(3)                     8.44%
775 NE Multnomah, Suite 775
Portland, OR  97232

Diamond Jay Ltd. Co.                    514,285(4)                     5.24
c/o Trans Pacific Stores, Ltd.
555 Zang Street
Lakewood, CO  80228

Joe K. Johnson                          486,346(5)                     5.00
8989 S. Schofield Circle
Sandy, Utah  84093

Brent M. Cook                           108,000(6)                     1.15

Stanley M. Kimball                       59,126(7)                      *

Alan D. Ayers                            44,500(8)                      *

George W. Ford, Jr.                     134,700(9)                     1.45

Steven R. Brown                         93,600(10)                      *

Russell G. Madsen                      470,461(11)                     4.11

Max E. Sorenson                         33,334(12)                      *

Dee J. Priano                           24,000(13)                      *

Asael T. Sorensen, Jr.                  90,424(14)                      *

Raymond J. Weller                      266,465(15)                     2.86

DeLance W. Squire                        2,500(16)                      *

Vern T. May                              2,500(16)                      *

James A. Herickhoff                      2,500(16)                      *

John P. Hill, Jr.                        2,500(16)                      *

All directors and executive
officers as a group
(fourteen (14) persons)              1,334,610                        13.83
------------------

 *       Less than 1%

 (1) Unless otherwise indicated, the address of each person named in the table is c/o the Company, 3280 North Frontage Road, Lehi, Utah 84043.

 (2) The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from December 15, 1997 upon the exercise of options. The record ownership of each beneficial owner is determined by assuming that options that are held by such person and that are exercisable within sixty (60) days from December 15, 1997 have been exercised. The beneficial ownership does not include any options that are not exercisable within 60 days of the reported date. The total outstanding shares used to calculate each beneficial owner's percentage includes such options.

 (3) Consists of approximately 857,143 shares of common stock issuable upon funding of the loan from PacifiCorp Financial Securities, Inc. to $6,000,000 and conversion to common stock at $7.00 per share.

 (4) Consists of approximately 85,714 shares of common stock, issuable on exercise of warrants to acquire common stock at a purchase price of $8.00 per share and 428,571 shares of common stock issuable on conversion of the Company's Series A 6% Convertible Preferred Stock.

 (5) Consists of 54,547 shares owned by Mr. Johnson and warrants to purchase 431,799 shares held by Mr. Johnson which are currently exercisable.

 (6) Consists of options to purchase 108,000 shares which are currently exercisable.

 (7) Consists of 1,200 shares owned by Mr. Kimball and options to purchase 57,926 shares which are currently exercisable. Lee Kimball, the son of Mr. Kimball, owns 250 shares of which Mr. Kimball disclaims beneficial ownership.

 (8) Consists of 30,000 shares owned by Mr. Ayers, 1,700 shares owned by Mr. Ayers' individual retirement account, 800 shares owned by Mr. Ayers' spouse and options to purchase 12,000 shares held by Mr. Ayers which are currently exercisable.

 (9) Consists of 124,700 shares owned by Mr. Ford and options to purchase 10,000 shares held by Mr. Ford which are currently exercisable.

 (10) Consists of 76,100 shares owned by Mr. Brown and options to purchase 17,500 shares held by Mr. Brown which are currently exercisable.

 (11) Consists of 410,140 shares owned by Mr. Madsen, 213 shares owned by Mr. Madsen's spouse, 12,608 shares owned by Mr. Madsen in an IRA account, and options to purchase 47,500 shares held by Mr. Madsen which are currently exercisable. Melissa Baker, the daughter of Mr. Madsen, and her husband own 526 shares of which Mr. Madsen disclaims beneficial ownership.

 (12) Consists of options to acquire 33,334 shares which are currently exercisable.

 (13) Consists of options to acquire 24,000 shares which are currently exercisable.

 (14) Consists of 44,450 shares owned by Mr. Sorensen, 28,474 shares owned by Mr. Sorensen, his wife and his children in trust, and options to purchase 17,500 shares held by Mr. Sorensen which are currently exercisable.

 (15) Consists of 253,965 shares owned by Mr. Weller and options to purchase 12,500 shares held by Mr. Weller which are currently exercisable.

 (16) Consists of options to purchase 2,500 shares which are currently exercisable.

Changes in Control.

         The Company knows of no arrangement, including the pledge by any person of securities of the Company, which may at a subsequent date result in change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         PacifiCorp. During fiscal year 1997, the Company entered into various transactions with PacifiCorp Financial Services, Inc. and certain of its affiliates ("PacifiCorp"). The transactions include (i) the Alabama Purchase Agreement (see "ITEM 1. BUSINESS--Business of Company--Alabama Plant"), (ii) the PacifiCorp Convertible Loan Agreement and related agreements (see "ITEM 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources"), and (iii) the PacifiCorp licenses (see "ITEM 1. BUSINESS--Business of Company--License Agreements"). As a result of the PacifiCorp Convertible Loan Agreement, PacifiCorp is the beneficial owner of approximately 857,143 shares (approximately 8.44%) of the Company's common stock.

         Gallagher. During fiscal year 1997, the Company entered into various transactions with Arthur J. Gallagher & Company and certain of its affiliates ("Gallagher"). The transactions include (i) the Utah Purchase Agreement (see "ITEM 1. BUSINESS--Business of Company--Utah Plant"), (ii) the Gallagher Senior Debentures and Subordinated Debentures (see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources") and (iii) the Gallagher licenses (see "ITEM 1. BUSINESS--Business of Company--License Agreements.")

         Extension of Warrants. During fiscal year 1997, the Company agreed to extend the exercise period of warrants to acquire 431,799 shares of the Company's common stock held by Joe K. Johnson, a beneficial owner of approximately 5% of the outstanding common stock of the Company and a director of the Company until July 17, 1997. The warrants are now exercisable until June 30, 1999 as follows: (i) warrants to purchase 110,250 shares at $7.00 per share;
(ii) warrants to purchase 71,332 shares at $10.00 per share; (iii) warrants to purchase 65,215 shares at $15.00 per share; and (iv) warrants to purchase 185,002 shares at $30.00 per share. Prior to the extension granted by the Company, the warrants were to expire on December 31, 1998.

         Employment Agreements. The Company has entered into employment agreements with Messrs. Cook, Sorenson and Kimball which provide for significant benefits. See "ITEM 11. EXECUTIVE COMPENSATION--Employment Contracts and Termination of Employment and Change in Control Arrangements."

         $500,000 Loan from Certain Officers. In November 1996, Steven R. Brown loaned $280,000 and Asael T. Sorensen, Jr. loaned $220,000 to the Company which accrues interest at approximately prime plus 2% per annum. Principal and interest is due on or before November 26, 2002. As of December 15, 1997, approximately $100,000 has been paid by the Company toward the repayment of the loans. The purpose of the loans were to provide operating capital for the Company.

         Related Partnerships. In June 1996, the Company formed Utah Synfuel #1, Ltd. ("US #1") and Alabama Synfuel #1, Ltd. ("AS #1"), each a Delaware limited partnership, for the purpose of facilitating the financing and construction of the Utah Plant and the Alabama Plant, respectively. See "ITEM 1. BUSINESS--The Company--Partnerships" and "--Business of Company--Alabama Plant, --Utah Plant." In connection with the sale of the Utah Plant under the Utah Purchase Agreement, the Company transferred the Utah Plant to US #1 and ranted US #1 a non-exclusive license to the Briquetting Technology. In exchange for the transfer of the Utah Plant and license granted by the Company, the Company received a payment of $500,000 from US #1. The Company anticipates that similar transactions between the Company and AS #1 will occur with respect to the Alabama Plant upon the closing of the Alabama Purchase Agreement, if that agreement is consummated. These transactions are not based on an arms-length negotiation by the parties.

         Key Bank Loan. In an effort to obtain capital for the construction of the Utah Plant and the Alabama Plant, the Company borrowed $700,000 from Key Bank of Utah ("Key Bank"). The loan accrued interest at Key Bank's prime rate plus 2% per annum and was to be paid in full in October 1996. In November 1996 the Company paid accrued interest plus principal of $100,000. The Company and Key Bank agreed to rollover the remaining $600,000 principal balance of the loan for another 90 days, until January 29, 1997, which was later extended until May 30, 1997. Additional payments of principal and interest were paid in March and May, 1997 totalling $110,000. Key Bank thereafter notified the Company that it was in default on the loan. The Company paid off the principal and interest on the loan in the amount of $522,516 on August 20, 1997. As a condition to making the loan, Key Bank required that certain officers, directors and employees of the Company also sign as guarantors of the note evidencing the loan (the "Key Bank Note"). To induce such officers, directors and employees to sign individually and be severally liable on the Key Bank Note, the Company loaned $100,000 each to Mr. Russell G. Madsen, Mr. Dean Young, Mr. Kenneth M. Young, Mr. Alan D. Ayers, Mr. Asael T. Sorensen, Jr., Mr. Steven R. Brown and Mr. Michael Q. Midgley (the "Individuals"). The loan to the Individuals is on the same terms as the loan from Key Bank. The proceeds of the loan from the Company to the Individuals, along with other money of the Individuals aggregating $1,850,000, were invested in partnership interests in US #1 and AS #1. Mr. Russell G. Madsen invested $50,000 of the loan in AS #1 and $50,000 of the loan in US #1. The remaining Individuals invested the full amount of their respective loans in US #1. The Company has not received any direct payments from the Individuals. On March 21, 1997, US #1 made cash distributions to each of the limited partners of US #1 in the aggregate amount of $272,000. The cash distributions attributable to the interests in US #1 acquired through the loan to the Individuals as described above were made directly to the Company and applied against the principle and interest due from the Individuals. Future distributions, if any, from US #1 will be applied first against the amounts owing from the Individuals before distributions are made directly to the Individuals.

         Settlement Agreement with Former CEO. In November of 1996, the Company entered into a settlement agreement with Kenneth M. Young, the Company's former Chief Executive Officer and Chairman of the Board. Pursuant to the settlement agreement, the Company agreed: (i) to pay Mr. Young $4,000 twice a month through December 31, 1996, (ii) to pay $25,030 in deferred compensation over 24 semi-monthly installments of $1,042 beginning January 1, 1997, (iii) to pay for Mr. Young's medical insurance until December 31, 1997, (iv) to pay $2,500 semi-monthly for 24 payments beginning January 1, 1997 in consideration for consulting services reasonably requested by the Company and Mr. Young's agreement to refrain from any activities in competition with the Company, (v) to allow options representing 50,000 shares of Company common stock at $1.50 per share to become fully vested on January 1, 1997 (these options were originally issued under a stock option agreement dated January 1, 1995 relating to 250,000 shares of which the remaining 200,000 options were rescinded) and (vi) to allow options representing 50,000 shares of Company common stock at $1.50 per share to become fully vested on January 1, 1997 (these options were originally issued under a stock option agreement dated January 1, 1995 relating to 62,500 shares, of which the remaining 12,500 options were rescinded).

         Settlement  Agreement  with Former  Officer.  In November of 1996,  the
Company entered into a settlement agreement with Michael Q. Midgley, the Company's former President and Chief Financial Officer. Pursuant to the settlement agreement, the Company agreed: (i) to pay $20,000 in November 1996 and $38,479 in salary, deferred compensation and unused vacation pay over 24 semi-monthly installments of $1,605 beginning November 15, 1996, (ii) to pay $2,500 semi-monthly for 24 payments beginning January 1, 1997 in consideration for consulting services reasonably requested by the Company and Mr. Midgley's agreement to refrain from any activities in competition with the Company, (iii) to allow options representing 50,000 shares of Company common stock at $1.50 per share to become fully vested on January 1, 1997 (these options were originally issued under a stock option agreement dated January 1, 1995 relating to 350,000 shares of which the remaining 300,000 options were rescinded) and (iv) to allow options representing 25,000 shares of Company common stock at $1.50 per share to become fully vested on January 1, 1997 (these options were originally issued under a stock option agreement dated January 1, 1996 relating to 50,000 shares, of which the remaining 25,000 options were rescinded).

         Ferro Resources. Max E. Sorenson, a Vice President of the Company, beneficially owns Ferro Resources, L.L.C., a Utah limited liability company ("Ferro"). The Company and Sorenson have entered into discussions regarding the sale of the membership interests in Ferro to the Company. See "ITEM 1.
BUSINESS--Business of Company--Joint Ventures--Ferro Resources." These transactions are not based on an arms-length negotiation by the parties.

         Option Exercise Notes. In fiscal year 1995, the Company entered into laon agreements with 16 current and former employees of the Company in payment of the exercise price of options to purchase 900,000 shares of Company common stock. Out of the 16 individuals, 9 are current or former officers and directors in fiscal year 1997. Specifically Messrs. Madsen, Ford, Brown, Weller, Sorensen, Ayers, Lambert, Young and Midgley are indebted to the Company in the principal amounts of $516,875, $488,519, $388,519, $417,265, $322,503, $251,250,
$279,318, $587,765 and $516,875 respectively. The promissory notes bear interest at 5.7% per annum with principal and interest due in December 2000 and are collateralized by the shares purchased.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements

Consolidated Financial Statements of Covol Technologies, Inc.

Report of Independent Public Accountants.................................   F-1

Consolidated Balance Sheets as of September 30, 1995, 1996 and
         September 30, 1997..............................................   F-2

Consolidated Statements of Operations
         for the years ended September 30, 1995, 1996 and 1997...........   F-4

Consolidated Statements of Changes in Stockholders' Equity
         for the years ended September 30, 1995, 1996 and 1997...........   F-6

Consolidated Statements of Cash Flow
         for the years September 30, 1995, 1996 and 1997.................  F-11

Notes to Consolidated Financial Statements...............................  F-13

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

2.       Exhibits

         All exhibits listed hereunder, unless otherwise indicated, have previously been filed as exhibits to the Company's Form 10, Form 10/A, Form 10-K, Form 10-Qs, and Form 8-Ks. Such exhibits have been filed with the Securities and Exchange Commission ("Commission") pursuant to the requirements of the Acts administered by the Commission. Such exhibits are incorporated herein by reference under Rule 24 of the Commission's Rules of Practice and Investigations. Certain other instruments which would otherwise be required to be listed below have not been so listed because such instruments do not authorize securities in an amount which exceeds 10% of the total assets of the Company and its subsidiaries on a consolidated basis and the Company agrees to furnish a copy of any such instrument to the Commission upon request.

         Exhibits 10.11.3,  10.11.4 , 10.39.2,  10.39.5 , 10.42,  10.45,  10.46,
10.47, 10.48, 10.49 and 10.50 , contain confidential information which has been omitted pursuant to a Confidential Treatment Request filed separately with the Securities and Exchange Commission.

                        Report of Independent Accountants


To the Board of Directors
Covol Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Covol Technologies, Inc. and Subsidiaries as of September 30, 1996 and 1997, and the consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended September 30, 1995, 1996, and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Covol Technologies, Inc. and Subsidiaries as of September 30, 1996 and 1997, and the consolidated results of their operations and their cash flows for the years ended September 30, 1995, 1996 and 1997, in conformity with generally accepted accounting principles.


Salt Lake City, Utah
December 31, 1997


                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        as of September 30, 1996 and 1997


                                                                                  1996                  1997
                                                                            ----------------      ---------------
  ASSETS

Current assets:
  Cash and cash equivalents                                                  $      490,106         $   4,780,301
  Receivables                                                                        77,744                12,595
  Receivable - stock subscriptions                                                     -                  577,500
  Inventories                                                                       162,757             1,818,991
  Advances on inventories                                                              -                1,086,964
  Notes receivable - related parties, current                                         3,733               275,516
  Prepaid expenses and other current assets                                          44,733                51,865
                                                                             --------------         -------------
         Total current assets                                                       779,073             8,603,732
                                                                             --------------         -------------

Property, plant and equipment, net of
  accumulated depreciation                                                        7,125,245            13,619,271
                                                                             --------------         -------------

Other assets:
  Cash surrender value of life insurance                                            152,112               184,592
  Notes receivable - related parties, non-current                                   700,000             3,816,604
  Deposits and other assets                                                          15,642               136,615
                                                                             --------------         -------------
         Total other assets                                                         867,754             4,137,811
                                                                             --------------         -------------

         Total assets                                                        $    8,772,072         $  26,360,814
                                                                             ==============         =============

               The accompanying notes are an integral part of the consolidated financial statements

                                                       F-2

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  as of September 30, 1996 and 1997, Continued

                                                                                  1996                  1997
                                                                             ---------------        -------------

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                            $   2,183,278         $   1,045,147
  Payable for coal briquetting equipment                                               -                1,967,686
  Due to related party                                                                 -                1,038,667
  Accrued liabilities                                                               333,936             1,023,126
  Accrued contractor liability                                                         -                1,477,000
  Notes payable and convertible debentures, current                                 958,086             5,247,526
  Notes payable - related parties, current                                          786,000                  -
                                                                             --------------         -------------
         Total current liabilities                                                4,261,300            11,799,152
                                                                             --------------         -------------

Long-term liabilities:
  Accrued interest                                                                     -                  204,402
  Notes payable and convertible debentures, non-current                             150,980             2,900,000
  Notes payable - related parties, non-current                                         -                  489,096
  Deferred revenues from advance licensing fees                                        -                1,650,000
  Deferred compensation                                                             212,612               223,891
                                                                             --------------         -------------
         Total long-term liabilities                                                363,592             5,467,389
                                                                             --------------         -------------

         Total liabilities                                                        4,624,892            17,266,541
                                                                             --------------         -------------

Minority interest in consolidated subsidiaries                                    4,380,544             3,165,996
                                                                             --------------         -------------

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $0.001 par value:  authorized  10,000,000 shares,  issued and outstanding 0 shares at September 30, 1996 and 303,024  shares at September
     30, 1997 (aggregate liquidation
     preference of $5,125,914 at September 30, 1997)                                   -                      303
  Common stock, $0.001 par value: authorized 25,000,000 shares, issued and outstanding 7,610,373 shares at September 30,
     1996 and 8,627,290 shares at September 30, 1997                                  7,610                 8,627
  Common stock to be issued, 103,750 shares at September 30, 1996
     and 462,285 shares at September 30, 1997                                           104                   462
  Capital in excess of par value - preferred                                           -                5,094,634
  Capital in excess of par value - common                                        32,780,515            41,818,549
  Capital in excess of par value - common stock to be issued                        934,896             3,291,783
  Accumulated deficit                                                           (21,196,476)          (32,191,556)
  Notes and interest receivable - related parties from issuance
     of or collateralized by common stock (net of allowance)                     (7,580,071)           (7,411,278)
  Deferred compensation from stock options                                       (5,179,942)           (4,683,247)
                                                                             --------------         -------------
         Total stockholders' equity (deficit)                                      (233,364)            5,928,277
                                                                             --------------         -------------

         Total liabilities and stockholders' equity (deficit)                $    8,772,072         $  26,360,814
                                                                             ==============         =============

               The accompanying notes are an integral part of the consolidated financial statements

                                                       F-3

                                     COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Year ended           Year ended            Year ended
                                                         September 30,        September 30,         September 30,
                                                             1995                 1996                  1997
                                                         -------------        -------------         -------------
Revenues:
  License fees                                             $   100,000          $    100,000                 -
  Synthetic fuel sales, net                                     29,310               195,165         $     41,841
  Binder sales - related party                                    -                     -                 208,836
                                                           -----------          ------------         ------------

           Total revenues                                      129,310               295,165              250,677
                                                           -----------          ------------         ------------

Operating costs and expenses:
  Cost of coal briquetting operations                           37,165               859,574            4,803,248
  Research and development                                   1,265,072             1,044,192              663,935
  Selling, general and administrative                        1,494,270             3,796,569            2,997,812
  Compensation expense on stock options, stock
     warrants or issuance of common stock                      955,973             4,873,319            2,058,126
  Write-off of purchased technology and trade secrets          344,900                  -                    -
  Write-down of note receivable - related parties
     collateralized by common stock                               -                2,699,575               60,000
  Loss on sale of facility                                        -                     -                 581,456
                                                           -----------          ------------         ------------

           Total operating costs and expenses                4,097,380            13,273,229           11,164,577
                                                           -----------          ------------         ------------

           Operating loss                                   (3,968,070)          (12,978,064)         (10,913,900)
                                                           -----------          ------------         ------------

Other income (expense):
  Interest income                                                9,663               302,565              286,174
  Interest expense                                            (113,137)              (94,706)          (1,645,195)
  Minority interest in net losses of
   consolidated subsidiaries                                      -                    4,456            1,245,226
  Other income (expense)                                        35,169              (166,066)              32,615
                                                           -----------          ------------         ------------

           Total other income (expense)                        (68,305)               46,249              (81,180)
                                                           -----------          ------------         ------------

Loss from continuing operations before income tax           (4,036,375)          (12,931,815)         (10,995,080)

Income tax provision                                          (488,000)              (23,000)                -
                                                           -----------          ------------         ------------

Loss from continuing operations                             (4,524,375)          (12,954,815)         (10,995,080)

Discontinued operations (Note 15):
  Loss from discontinued operations including
     provision  of  $330,000  in 1995  for  estimated  operating  losses  during phase-out period (less applicable income tax (provision) benefit of
     $(297,800), $253,000 and $0 respectively)                (351,782)             (590,480)                -

  Loss on disposal of discontinued operations (less
     applicable income tax benefit of $562,000 in
     1995 and $0 in 1996)                                     (777,394)             (291,025)                -
                                                           -----------          ------------         ------------

Loss from discontinued operations                           (1,129,176)             (881,505)                -
                                                           -----------          ------------         ------------

           Net loss                                        $(5,653,551)         $(13,836,320)        $(10,995,080)
                                                           ===========          ============         ============

                                                 - Continued -

                   The accompanying notes are an integral part of the consolidated financial statements

                                                       F-4

                                     COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS, Continued


                                                          Year ended           Year ended            Year ended
                                                         September 30,        September 30,         September 30,
                                                             1995                 1996                  1997
                                                       ----------------     ----------------      ----------------
Net loss per common share:
  Loss per share from continuing operations            $         (1.00)    $           (1.86)     $         (1.38)

  Loss per share from discontinued operations                    (0.25)                (0.13)                -
                                                       ---------------     -----------------      ---------------

Net loss per share                                     $         (1.25)    $           (1.99)     $         (1.38)
                                                       ===============     =================      ===============

Weighted average shares outstanding                          4,524,056             6,941,424            8,080,102
                                                       ===============     =================      ===============

               The accompanying notes are an integral part of the consolidated financial statements

                                                       F-5

                                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                             Notes and
                                                                                                             interest
                                                                                                            receivable -    Deferred
                                                                  Common stock to be issued               related parties    compen-
                                                      Capital in                   Capital in   Accumu-  from issuance of,   sation
                                  Common Stock        excess of                    excess of    lated   or collateralized   on stock
                               Shares       Amount    par value   Shares   Amount  par value   deficit   by, common stock    options
                               ------       ------    ---------   ------   ------  ---------   -------   ----------------    -------
Balances at
 September 30, 1994          3,935,584     $ 3,936   $4,092,198  175,000   $ 175  $ 699,825 $(1,706,605)   $ (100,000)       $    0

Common stock issued for
 acquisition of subsidiary     175,000         175      699,825 (175,000)   (175)  (699,825)

Common stock issued to
 repay notes payable            47,618          47       99,953

Common stock issued
 for equipment                   3,870           4       10,300

Common stock issued to repay  advances  from officers and  directors,  including shares issued upon exercise of stock
 options                        95,602          96       95,517

Common stock issued
 for notes receivable           56,000          56      139,944                                              (140,000)

Common stock issued
 for services                   60,690          61      114,638

Common stock issued for services  rendered by officers and directors,  including shares issued upon exercise of stock
 options                        24,000          24       23,976

Common stock to be
 issued for services
 already received                                                 50,000      50    321,950

Common stock  issued and to be issued to  officers,  directors  and others,  for cash, including shares issued upon exercise of stock
 options                       861,678         861    1,963,339   69,334      69    259,931

Deferred compensation
 related to the issuance
 of stock options at
 below market value to
 officers and directors                               1,888,750                                                          (1,888,750)

                                                 - Continued -

               The accompanying notes are an integral part of the consolidated financial statements



                                     COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT), Continued


                                                                                                             Notes and
                                                                                                             interest
                                                                                                            receivable -    Deferred
                                                                  Common stock to be issued               related parties    compen-
                                                      Capital in                   Capital in   Accumu-  from issuance of,   sation
                                  Common Stock        excess of                    excess of    lated   or collateralized   on stock
                               Shares       Amount    par value   Shares   Amount  par value   deficit   by, common stock    options
                               ------       ------    ---------   ------   ------  ---------   -------   ----------------    -------
Compensation expense
 related to the issuance
 of stock for services
 at below market value                               $  148,447

Compensation expense
 related to the issuance
 of stock options at below
 market value                                           236,625

Compensation expense
 related to the issuance
 of stock warrants at
 below market value                                     104,000

Amortization of deferred
 compensation on
 stock options                                                                                                          $   466,902

Net loss for the year
 ended September 30, 1995                                                                   $(5,653,551)
                             ---------      ------   ----------  -------   -----   -------- -----------   -----------   -----------
Balances at
 September 30, 1995          5,260,042      $5,260   $9,617,512  119,334   $ 119   $581,881 $(7,360,156)  $  (240,000)  $(1,421,848)

Common stock issued
 for services                  114,517         114      769,191  (50,000)    (50)  (321,950)

Common stock issued
 for notes receivable
 from related parties,
 including exercise
 of stock options            1,010,000       1,010    6,283,365                                            (6,284,375)

Common stock issued
 for cash, including
 exercise of stock
 options and warrants        1,225,814       1,226    7,479,034  (69,334)    (69)  (259,931)

Common stock to be
 issued for cash
 already received                                                 43,750      44    349,956

Common stock to be
 issued for property
 acquired                                                         60,000      60    584,940

                                                 - Continued -

               The accompanying notes are an integral part of the consolidated financial statements



                                     COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT), Continued


                                                                                                             Notes and
                                                                                                             interest
                                                                                                            receivable -    Deferred
                                                                  Common stock to be issued               related parties    compen-
                                                      Capital in                   Capital in   Accumu-  from issuance of,   sation
                                  Common Stock        excess of                    excess of    lated   or collateralized   on stock
                               Shares       Amount    par value   Shares   Amount  par value   deficit   by, common stock    options
                               ------       ------    ---------   ------   ------  ---------   -------   ----------------    -------
Cash received in
 payment on notes
 receivable - related
 parties from issuance
 of common stock                                                                                          $   171,393

Note  receivable  related  parties,  collateralized  by  common  stock  (net  of
 $2,699,575 allowance and $650,425 imputed
 interest)                                                                                                 (1,650,000)

Services received
 in lieu of payments
 on notes receivable
 - related parties
 from issuance
 of common stock                                                                                              687,766

Compensation expense
 related to the issuance
 of stock options at
 below market value                                 $ 3,863,000

Deferred  compensation  related to the issuance of stock options at below market value to officers, directors, employees and consultants
 (net of cancellations)                               4,668,053                                                         $(4,668,053)

Amortization of deferred
 compensation on stock
 options                                                                                                                    909,959

Interest earned on notes
 receivable - related
 parties from issuance
 of or collateralized
 by common stock                                                                                             (264,855)

Compensation expense
 related to the issuance
 of stock for services
 at below market value                                  100,360

Net loss for the year
 ended September 30, 1996                                                                   $(13,836,320)
                             ---------      ------  -----------  -------   -----   -------- ------------  -----------   -----------
Balances at
 September 30, 1996          7,610,373      $7,610  $32,780,515  103,750   $ 104   $934,896 $(21,196,476) $(7,580,071)  $(5,179,942)

                                                 - Continued -

               The accompanying notes are an integral part of the consolidated financial statements



                                     COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT), Continued

                                                                                                             Notes and
                                                                                                             interest
                                                                                                            receivable -    Deferred
                                                                  Common stock to be issued               related parties    compen-
                                                      Capital in                   Capital in   Accumu-  from issuance of,   sation
                                  Common Stock        excess of                    excess of    lated   or collateralized   on stock
                               Shares       Amount    par value   Shares   Amount  par value   deficit   by, common stock    options
                               ------       ------    ---------   ------   ------  ---------   -------   ----------------    -------
Common stock issued for
 cash received in
 the prior period              103,750        $104   $  934,896 (103,750)  $(104) $ (934,896)

Common stock issued
 for cash, including
 exercise of stock
 options and warrants          603,281         603    2,773,414

Deferred compensation
 related to the issuance
 of stock options at
 below market value to
 officers, directors
 and employees                                        1,178,125                                                         $(1,178,125)

Common stock issued
 for services                   98,331          98      789,106

Expense to induce
 conversion of
 notes payable into
 common stock                                           323,000

Common stock issued to
 repay note payable
 - related parties              20,913          21      135,979

Common stock issued
 in conversion of
 note payable                  140,642         141    1,124,993

Common stock issued
 under a subscription
 agreement                      50,000          50      349,950

Common stock to be
 issued for cash
 received, including
 exercise of stock options                                       399,785     400  2,798,095

Common stock to be
 issued for distribution
 rights                                                           30,000      30    266,220

                                                 - Continued -

               The accompanying notes are an integral part of the consolidated financial statements



                                     COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT), Continued


                                                                                                             Notes and
                                                                                                             interest
                                                                                                            receivable -    Deferred
                                                                  Common stock to be issued               related parties    compen-
                                                      Capital in                   Capital in   Accumu-  from issuance of,   sation
                                  Common Stock        excess of                    excess of    lated   or collateralized   on stock
                               Shares       Amount    par value   Shares   Amount  par value   deficit   by, common stock    options
                               ------       ------    ---------   ------   ------  ---------   -------   ----------------    -------
Common stock to be
 issued under
 subscription
 agreements                                                       32,500    $ 32 $  227,468

Amortization of
 deferred compensation
 on stock options                                                                                                       $ 1,674,820

Interest expensed
 based upon issuance
 of convertible debt
 at a discount                                      $ 1,428,571

Cash received in
 payment on notes
 receivable -
 related parties
 from issuance of
 common stock                                                                                              $  108,793

Write down of notes
 receivable - related
 party                                                                                                         60,000

Net loss for year
 ended September 30, 1997                                                                   $(10,995,080)
                             ---------      ------  -----------  -------    ---- ---------- ------------  -----------   -----------
Balance at
 September 30, 1997          8,627,290      $8,627  $41,818,549  462,285    $462 $3,291,783 $(32,191,556) $(7,411,278)  $(4,683,247)
                             =========      ======  ===========  =======    ==== ========== ============  ===========   ===========
                                                      Capital in
                                  Preferred Stock     excess of
                                Shares       Amount   par value
                                ------       ------   ---------
Balances at
 September 30, 1996               -           -            -

Preferred stock
 issued for cash, net          303,024        $303   $5,094,634
                               -------         ---    ---------
Balance at
 September 30, 1997            303,024        $303   $5,094,634
                               =======         ===    =========

               The accompanying notes are an integral part of the consolidated financial statements

                                                       F-10

                                     COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Year ended           Year ended            Year ended
                                                         September 30,        September 30,         September 30,
                                                             1995                 1996                  1997
                                                       ----------------     ----------------      ----------------
Cash flows from operating activities:
 Net loss                                                  $(5,653,551)         $(13,836,320)        $(10,995,080)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                            125,861               187,581              193,675
      Loss on disposal of discontinued subsidiaries            777,394               291,025                 -
      Write off of purchased technology and trade secrets      344,900                  -                    -
      Deferred income taxes                                    488,000                23,000                 -
      Common stock issued or to be issued for services         609,146               547,665            1,055,454
      Amortization of deferred compensation and
        compensation expense on stock options                  703,527             4,772,959            1,674,820
      Compensation expense on stock warrants                   104,000                  -                    -
      Notes payable issued for services                           -                  160,000                 -
      Interest earned on notes receivable - related parties,
        issued for or collateralized by common stock              -                 (264,855)                -
      Write-down of note receivable                               -                2,699,575               60,000
      Services received in lieu of payments on notes
        receivable issued for common stock                        -                  687,766                 -
      Interest expense based upon issuance of
        convertible debt at a discount                            -                     -               1,428,571
      Inducement expense related to conversion of
        notes payable into common stock                           -                     -                 323,000
      Loss on disposal of equipment                              3,359                  -                    -
      Loss on sale of facility                                    -                     -                 581,456
      Losses applicable to minority interests in subsidiaries     -                   (4,456)          (1,245,226)
     Increase  (decrease)  from changes in assets and  liabilities of continuing operations:
        Receivables                                            (15,934)              (55,739)              65,149
        Inventories                                             37,165              (162,757)             (61,234)
        Advances on inventories                                   -                     -              (1,086,964)
        Prepaid expenses and other current assets              (12,525)              (32,208)              (7,132)
        Deposits and other assets                              (36,298)               23,821             (120,973)
        Accounts payable                                       619,413             1,436,141           (1,138,131)
        Due to related party                                      -                     -               1,038,667
        Accrued liabilities                                    171,541                47,485              689,190
        Accrued interest payable, non-current                     -                     -                 204,402
        Accrued contractor liability                              -                     -               1,477,000
        Deferred revenues from advance license fees               -                     -               1,650,000
        Deferred compensation                                    9,943                10,711               11,279
        Discontinued operations non-cash charges and
          working capital changes                             1,487,036               893,893                 -
                                                           -----------          ------------         ------------
             Net cash used in operating activities            (237,023)           (2,574,713)          (4,202,077)
                                                           -----------          ------------         ------------
Cash flows from investing activities:
 Purchase of property, plant and equipment                    (693,609)           (5,055,732)          (7,194,049)
 Increase in cash surrender value of life insurance            (29,240)              (12,500)             (32,480)
 Issuance of notes receivable from related parties                -                 (703,733)                -
 Proceeds from notes receivable - related parties                 -                     -                  45,686
 Investing activities of discontinued operations              (485,361)                 -                    -
                                                           -----------          ------------         ------------
             Net cash used in investing activities          (1,208,210)           (5,771,965)          (7,180,843)
                                                           -----------          ------------         ------------

                                                   - Continued -

               The accompanying notes are an integral part of the consolidated financial statements

                                                       F-11

                                     COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued


                                                          Year ended           Year ended            Year ended
                                                         September 30,        September 30,         September 30,
                                                             1995                 1996                  1997
                                                       ----------------     ----------------      ----------------
Cash flows from financing activities:
 Payment on capital lease obligations                    $     (27,345)                 -                    -
 Proceeds from issuance of notes payable and
   convertible debentures                                         -           $      700,000        $   6,070,238
 Payment on notes payable                                      (19,530)             (159,413)          (1,109,066)
 Proceeds from issuance of notes payable
   - related parties                                            52,485                  -                 595,445
 Payment on notes payable - related parties                   (965,160)           (3,539,035)            (756,349)
 Proceeds from note receivable from issuance of
   common stock                                                   -                  171,393              108,793
 Proceeds from issuance of common stock                      2,224,200             7,570,260            5,749,966
 Fees paid in issuing common stock                                -                     -                (177,454)
 Proceeds from issuance of limited partnership
   interests in subsidiaries                                      -                4,385,000              302,500
 Allocation to limited partners                                   -                     -                (205,895)
 Proceeds from issuance of preferred stock                        -                     -               5,094,937
 Financing activities of discontinued operations             1,199,816            (1,582,587)                -
                                                         -------------        --------------        -------------

             Net cash provided by financing activities       2,464,466             7,545,618           15,673,115
                                                         -------------        --------------        -------------

Net increase (decrease) in cash                              1,019,233              (801,060)           4,290,195

Total cash and cash equivalents, beginning of period           271,933             1,291,166              490,106
                                                         -------------        --------------        -------------

Total cash and cash equivalents, end of period           $   1,291,166        $      490,106        $   4,780,301
                                                         =============        ==============        =============

Supplemental schedule of noncash investing and financing activities:
   Common stock issued for notes receivable              $     140,000        $    6,284,375        $     577,500
   Common stock issued to repay advances                       112,613                  -                    -
   Common stock issued for equipment                            10,304                  -                    -
   Common stock issued to repay notes payable                  100,000                  -               1,261,134
   Discontinued operations - capital lease of equipment        500,000                  -                    -
   Payable for briquetting equipment                              -                     -               1,967,686
   Obligations assumed in connection with sale of
     subsidiaries                                                 -                4,636,435                 -
   Note payable issued and common stock to be issued to
     acquire land                                                 -                  926,794                 -
   Note payable issued for inventory                              -                     -               1,595,000
   Note payable issued for equipment                              -                     -               1,607,422
   Note payable issued for services                               -                  160,000                 -
   Note receivable issued for sale of facility                    -                     -               3,500,000
   Note receivable received for subsidiaries (net of
     imputed interest)                                            -                4,349,575                 -
   Allocation to minority limited partners offset
     against note receivable                                      -                     -                  65,927

Supplemental disclosure of cash flow information: Cash paid for interest:
   Continuing operations                                 $     112,171        $      110,671         $    207,903
   Discontinued operations                                     217,001                98,358                 -

               The accompanying notes are an integral part of the consolidated financial statements

                                                       F-12

                          NOTES TO FINANCIAL STATEMENTS


1.        Summary of Significant Accounting Policies:

          Business Organization

          Covol Technologies, Inc. (the Company) was originally incorporated in Nevada in 1987 and reincorporated in Delaware in August, 1995. In August 1995, the Company changed its name to Covol Technologies, Inc. from Environmental Technologies Group International. In 1991, the Company acquired a coal briquetting technology (the Briquetting Technology). In 1992, the Company constructed a pilot briquetting plant in Price, Utah. During 1993, the Company refined the technology to briquette waste by-products of the steel manufacturing industry. The Company is currently developing and marketing the Briquetting Technology.

          In June 1996, the Company formed Utah Synfuel #1, Ltd. ("Utah Synfuel #1") and Alabama Synfuel #1 ("Alabama Synfuel #1"), each a Delaware limited partnership (collectively the "Partnerships"). The Company is both the general partner and a limited partner in the Partnerships.

          The Company's primary business is to commercialize the Briquetting Technology used to recycle waste by-products from the coal and steel industries into a marketable source of fuel and revert materials. The Company's focus is currently on the construction of facilities and the licensing of their Briquetting Technology to companies that are constructing facilities that will convert coal fines into synthetic fuel briquettes. The ability to achieve profitable operations is contingent upon the receipt of advance licensing fees and ultimately upon the successful completion of construction and attainment of profitable operation of the coal briquetting facilities. Profitable operation is contingent upon the facilities qualifying for federal income tax credits under Section 29 of the Internal Revenue Code. Management believes these operational issues will be substantially resolved during 1998.

          Construction and Limestone Businesses

          On June 30, 1993, the Company acquired three construction companies. Industrial Management and Engineering, Inc. (IME) is a management company for two construction companies, R1001, Inc., DBA State, Inc. (State) and Central Industries Construction, Inc. (CIC).

          On September 30, 1994, the Company acquired Larson Limestone Company, Inc. (Larson). Larson owns and operates a limestone quarry and sells the processed quarry products primarily to construction projects located in Utah.

          On September 30, 1995, the Company's Board of Directors approved a plan to discontinue the Company's construction and limestone businesses. The construction and limestone businesses were sold, effective February 1, 1996. (See Note 15, "Discontinued Operations").

                                    Continued

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

1.        Summary of Significant Accounting Policies, Continued:

          Principles  of Consolidation

          The 1995 and 1996 consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries, IME, State, CIC and Larson, until the time of their sale, effective February 1, 1996. The 1996 and 1997 consolidated financial statements include the accounts of the Company and its two majority owned subsidiaries, Utah Synfuel #1 and Alabama Synfuel #1 from their inception in 1996. All significant intercompany transactions and accounts are eliminated in consolidation.

          During 1997, the Company became a 1% general partner of Coaltech No. 1 L.P., (Coaltech) a Delaware limited partnership, for $10. The Company's investment in Coaltech is accounted for using the equity method of accounting with proportional elimination of intercompany revenues and expenses, based upon the Company's lack of effective control over Coaltech and the limited partners financial responsibility for the operations of Coaltech.

          Stock Split

          Effective June 14, 1995, the Company implemented a one-for-twenty reverse stock split. In addition, the Company implemented a two-for-one stock split, effective January 23, 1996. All information set forth herein has been adjusted to give effect to these stock splits.

          Revenue and Cost Recognition

          Revenues from the sale of coal briquettes are recognized as product is shipped and invoiced. Revenues from the licensing of the Company's technology is recognized when earned or when all significant obligations have been met, which is normally when cash is received.

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

                                    Continued

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

          Inventories

          Inventories are stated at the lower of average cost or market, and consist of coal fines, available for sale.

          Property, Plant and Equipment

          Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives. Maintenance, repairs and minor replacements are charged to expense as incurred. Upon the sale or retirement of property, plant and equipment, any gain or loss on disposition is reflected in the statement of operations and the related asset cost and accumulated depreciation are removed from the respective accounts.

                                    Continued

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

1.        Summary of Significant Accounting Policies, Continued:

          Property, Plant and Equipment

          Interest costs on projects under development are capitalized to the extent required by generally accepted accounting standards. Amounts to be capitalized are determined by applying the Company's borrowing rate to the average accumulated expenditures for the project. The borrowing rate is determined by the Company, based upon rates applicable to the actual borrowings outstanding to the Company during the period of development. During 1997 the Company incurred total interest costs of $2,022,854 (including $1,428,571 of interest based upon issuance of convertible debt at a discount), of which $377,659 was capitalized.

          Technology and Trade Secrets

          Prior to being written off in June 1995, technology and trade secrets related to the coal briquetting process, which had been purchased in 1991 and 1992 were recorded at cost and were being amortized using the straight-line method over 17 to 20 years. The write-off in 1995 was based upon development of a new binder system which replaced the purchased technology and trade secrets.

          Loss Per Share Calculation

          Net loss per common share is computed on the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents consist of common stock options and warrants. Common equivalent shares are excluded from the computation when their effect is anti-dilutive.

          At September 30, 1997, the Company's loss per common share is determined after taking into account undeclared cumulative preferred dividends of $23,745 and $165,298 of preferred dividends imputed based upon the price of the Company's common stock at the date the convertible preferred shares were issued.

                                    Continued

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

1.        Summary of Significant Accounting Policies, Continued:

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

          Reclassifications

          Certain balances of the prior years have been reclassified to conform with the current year's presentation. These reclassifications have no effect on net income or total assets.

          Accounting for Contingencies

          The Company incurs liabilities in connection with litigation claims in the normal course of business, construction contract penalties and certain indemnification contingencies. For example, the Company has entered into construction contracts that contain penalties if notice to proceed is not given to the contractor by specified dates. Litigation claims and construction contract penalties are recorded as a liability when it is determined that it is probable that a liability has been incurred or an asset has been impaired and the amount is reasonably estimable. If the amount involved covers a range, the lowest amount in the range is recorded as a liability and the remaining contingent liability amount is disclosed.

2.        Advances on Inventories:

          During fiscal 1997, the Company entered into and made payments totalling $1,086,964 under an agreement with Earthco to purchase coal fines. The total amount paid has been recorded as advances on inventory at September 30, 1997.

          Under the agreement, the Company is obligated to pay Earthco a total of $5,500,000 between February 1997 and May 2000 for rights to 2 million tons of coal fines (a price of $2.75 per ton). The Company also has the right to purchase another 500,000 tons, if available, at $2.75 per ton. No payment is required for any tons used in excess of
          2.5 million.

                                    Continued


                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS, Continued


3.        Notes Receivable - Related Parties:

          Notes receivable - related parties consists of the following:

                                                                                 September 30,       September 30,
                                                                                     1996                1997
                                                                                 -------------       -------------

          Note receivable from Coaltech (a limited  partnership,  of which Covol is a 1% general  partner),  bearing  interest at 9.7%,  principal  and interest  payments of $130,000  due each quarter  beginning  March 31,
          1997 and ending December 31, 2007, collateralized by equipment used as part of the Utah Synfuels #1 facility.  As of September 30, 1997,  one
          payment of $130,000 had been received.                                      -                $3,419,995

          Notes receivable from seven officers of the Company,  bearing interest at prime (8.5% at September 30, 1997) plus 2%,  principal and interest due on August  1,  2000,  collateralized  by a 8.1%  interest  in Utah
          Synfuels #1 and a 0.6% interest in Alabama Synfuel #1. (No interest
          revenue was recognized for fiscal 1996 or 1997).                        $700,000                672,125

          Other notes receivable                                                     3,733                   -
                                                                                  --------             ----------

                                                                                   703,733              4,092,120

             Less:  current portion                                                 (3,733)              (275,516)
                                                                                  --------             ----------

             Total non-current                                                    $700,000             $3,816,604)
                                                                                   =======             ==========

                                    Continued


                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS, Continued


4.        Property, Plant and Equipment:

          Property, plant and equipment consists of the following:

                                                      Range of
                                                      estimated               September 30,          September 30,
                                                    useful lives                  1996                    1997
                                                    ------------              -------------          ------------

          Buildings                                   10 - 20 years            $   338,234            $ 1,083,649
          Machinery and equipment                      5 - 10 years              1,805,091              2,102,228
          Construction in progress                                               5,384,733             11,029,892
          Accumulated depreciation                                                (402,813)              (596,498)
                                                                                ----------            -----------
          Net property, plant and
             equipment                                                          $7,125,245            $13,619,271
                                                                                ==========            ===========


5.        Due To Related Party:

          Due to related party consists of the following:

                                                                              September 30,          September 30,
                                                                                  1996                   1997
                                                                              -------------          -------------

          Receivables from Coaltech related to
          sale of binder and interest on note
          receivable.                                                                 -               $   509,007

          Payable to Coaltech relating to the
          purchase of synthetic fuel briquettes.                                      -                (1,547,674)
                                                                               -----------             ----------

             Total due to related party                                        $         0            $(1,038,667)
                                                                               ===========             ==========

                                    Continued


                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS, Continued


6.        Notes Payable and Convertible Debentures:

          Notes payable and convertible debentures consists of the following:

                                                                                September 30,          September 30,
                                                                                    1996                   1997
                                                                                -------------          -------------
          Note payable to a bank,  bearing  interest at prime plus 2%, principal
          and   interest   of  $3,711  due   monthly   through   October   2001,
          collateralized  by an office  building,  property and  equipment,  and
          three former officers of IME, remaining balance paid in August 1997.     $179,249                  -

          Note payable to a bank,  bearing  interest at prime plus 2%, principal and interest  originally  due January 29, 1997 and extended to May 30,
          1997, personally guaranteed by seven officers and former officers of
          Covol, remaining balance paid in August 1997.                             700,000                  -

          Note payable to a corporation, non-interest bearing (interest  imputed
          at 10.25%), due on demand, paid in November 1996.                         229,817                  -

          Note  payable to a  corporation  bearing  interest  at prime  (8.5% at
          September 30, 1997) plus 2%. Collateralized by plant and equipment.
          Principal and interest due December 20, 1999.                                -               $2,900,000

                                    Continued


                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS, Continued


6.        Notes Payable and Convertible Debentures, Continued:

                                                                                 September 30,       September 30,
                                                                                     1996                1997
                                                                                     ----                ----
          Note  payable to a  corporation  bearing  interest  at prime  (8.5% at
          September  30, 1997) plus 2%.  Principal and interest due upon demand.      -                 $ 945,104

          Convertible  Note payable to a corporation,  bearing interest at prime
          (8.50% at  September  30,  1997) plus 2%,  allows  borrowing  of up to
          $5,000,000  at the  Company's  option.  Principal  and interest due
          August 1998.  Collateralized  by plant,  equipment  and coal fines. The entire $5,000,000 is convertible upon funding at the option
          of the lender at $7.00 per share.                                           -                  3,302,422

          Convertible  debenture  to two  individuals  and  one  trust,  bearing interest at prime (8.5% at September 30, 1997) plus 2%.  Principal and
          interest due June 30, 1998. Convertible at $11.00 per share.                -                 1,000,000
                                                                                ----------             ----------

                                                                                 1,109,066              8,147,526

             Less: current portion                                                (958,086)            (5,247,526)
                                                                                ----------              ---------

             Total non-current                                                  $  150,980             $2,900,000
                                                                                ==========             ==========

          Subsequent to year-end, the Company re-negotiated its $2,900,000 and $945,104 notes payable shown above, decreasing the interest rate to 6%. In addition, the Company granted warrants in an amount equal to 10% of the amount financed estimated to be 400,000 warrants based upon $4,000,000 in expected total financing. Half of these warrants will have a strike price of $10 and half will have a strike price of $20. Subsequent to year-end, the Company re-negotiated it's $3,202,422 Note payable shown above, increasing the amount available under this Note from $5,000,000 to $7,000,000. The Note contains certain covenants, including restrictions on loans, advances on investments outside the normal course of business.


          Future maturities of notes payable and convertible debentures are as follows:

          Year ending September 30,


                                   1998                    $5,247,526
                                   1999                             0
                                   2000                     2,900,000
                                                           ----------
                                   Total                   $8,147,526
                                                           ==========

                                    Continued


                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS, Continued


7.        Notes Payable - Related Parties:

          Note payable - related parties consists of the following:
                                                                                 September 30,      September 30,
                                                                                     1996               1997
                                                                                     ----               ----
          Note  payable  to a  shareholder,  non-interest  bearing,  $4,000  due monthly  with all  remaining  principal  and  interest due in January,
          1997, paid in March 1997 through issuance of common stock.              $136,000                -

          Obligations to two  former  officers  and  shareholders,  non-interest
          bearing, payable upon demand, paid in September 1997.                    650,000                -

          Note payable to two officers of Covol bearing  interest at prime (8.5%
          at  September  30,  1997) plus 2%.  Principal  and  interest due on or
          before November 26, 2002.                                                   -              $ 489,096
                                                                                  --------           ---------
                                                                                   786,000             489,096
             Less:  current portion                                                786,000                   0
                                                                                  --------            --------
          Total notes payable - related parties,
             non-current                                                          $      0           $ 489,096
                                                                                  ========           =========

          Future maturities of notes payable - related parties are as follows:

          Year ending September 30,

                                   1998                             -
                                   1999                             -
                                   2000                             -
                                   2001                             -
                                   2002                       $  489,096
                                                              ----------
                                  Total                       $  489,096
                                                              ==========

                                    Continued

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

8.        Deferred Compensation Agreement:

          Upon the acquisition of two subsidiaries in 1993, the Company assumed a liability to pay $40,000 per year for seven years beginning February, 1999 to a current stockholder of the Company. The present value of this liability, discounted at 5.18%, is reflected as deferred compensation on the consolidated balance sheet.

9.        Income Taxes:

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

          As of September 30, 1997, the Company has net operating loss carryforwards of approximately $16,842,000 which can be used to offset future taxable income. The net operating loss carryforwards expire from 2005 to 2011. The Company also has approximately $189,000 in research and development tax credit carryforwards which can be used to offset future tax liabilities. The tax credits expire from 2007 to 2011.

          The provision for income taxes for the years ended September 30, 1996 and 1997 differs from the statutory federal income tax rate due to the following:

                                                         September 30,         September 30,         September 30,
                                                             1995                  1996                  1997
                                                         ------------          -------------         ------------

          Tax benefit at statutory rates                  $ 1,372,000           $ 3,810,000           $ 3,738,000
          Change in valuation allowance                    (1,971,000)           (4,007,000)           (3,840,000)
          State income taxes, net of
             federal tax effect                               133,000               363,000               101,000
          Redetermination of prior
             years tax estimates                              (22,000)             (189,000)                1,000
                                                          -----------           -----------            ----------

          Tax provision                                   $  (488,000)          $   (23,000)          $         0
                                                          ===========           ===========           ===========

                                    Continued


                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS, Continued


9.        Income Taxes, Continued

          The types of temporary differences between the tax bases of assets and liabilities  and their financial  reporting  amounts that give rise to the net deferred tax assets and  liabilities  relate  primarily to net operating losses and expenses  related to compensatory  stock options.
          Other differences include the use of accelerated  depreciation for tax purposes and  straight-line  depreciation  for book purposes,  and the recording of certain reserves for book purposes. The components of the net  deferred  tax  asset  as of  September  30,  1996 and 1997 are as follows:
                                                                                 1996                   1997
                                                                          ----------------        ---------------
             Deferred tax assets (liabilities):
               Net operating loss carryforwards                                $ 5,830,000            $ 6,282,000
               Research and development tax credit
                 carryforwards                                                     141,000                189,000
               Amortization of trade and technology                                 72,000                 43,000
               Write-off of license                                                   -                   104,000
               Write-down of note receivable                                          -                   712,000
               Compensation expense due to common stock options                       -                 2,003,000
               Reserve for contractor's liability                                     -                   551,000
               Depreciation                                                        (65,000)              (111,000)
               Other                                                                  -                    45,000
                                                                               -----------            -----------
               Total deferred tax assets                                         5,978,000              9,818,000
               Valuation allowance                                              (5,978,000)            (9,818,000)
                                                                               -----------            -----------
               Net deferred tax asset                                          $         0            $         0
                                                                               ===========            ===========

          The valuation allowance changed by $3,840,000 during the year ended September 30, 1997, representing the amount of deferred tax assets at September 30, 1997 not considered recoverable through the reversal of taxable temporary differences, or the generation of future taxable income. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax assets will depend on the generation of future taxable income through its continuing operations or through the sale of assets. Because the Company has not generated significant revenues to date relating to the Briquetting Technology, the Company believes that a valuation allowance of $9,818,000 should be provided as of September 30, 1997. This estimate may change in the near term.

                                    Continued

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

10.       Leases:

          Rental expense was $92,850, $330,006 and $317,817 for the years ended September 30, 1995, 1996 and 1997, respectively. Rental expense charged to discontinued operations was $429,472 for the year ended September 30, 1995.

          The Company has a noncancellable operating lease for equipment through the year 2000 and other operating leases for real estate which both expire prior to the year ended 2006. At September 30, 1997, minimum rental payments due under these leases, are as follows:

             Year Ending September 30,

                              1998                   $202,194
                              1999                    199,740
                              2000                     87,425
                              2001                      7,500
                              2002                      7,500
                                                     --------

                   Total minimum payments due        $504,059
                                                     ========

                                    Continued


                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS, Continued


11.       Notes and Interest  Receivable - Related  Parties,  Collateralized  by
          Common Stock:
                                                                                  September 30,      September 30,
                                                                                      1996               1997
                                                                                  -------------      -------------
          Note receivable from two shareholders,  $5,000,000 face amount bearing interest at 6% renegotiated  in November 1997,  principal and interest of $514,814 due in annual payments beginning January 31, 1999, through
          January 31,  2004,  with  remaining  balance  due  January  31,  2005, collateralized by 130,000 shares of the Company's common stock held by the Company, 50,000 options to acquire shares of the Company's common stock committed by the shareholders to be provided to the Company, and personal  guarantees of two shareholders (net of unamortized  discount after  renegotiation of $1,280,745  based upon imputed rate of 10.25%, and  allowance for  impairment of $2,129,255  including the effects of renegotiation  and due to change in stock  and  stock  options  of the
          Company held as collateral. Notes are  shown at  collateralized  value
          and no interest income was recognized during 1997.                       $1,650,000           $1,590,000

          Notes and interest  receivable  from 11 current and former  employees, issued in exercise of 450,000 common stock options at $5.31 per share, bearing interest at 5.7%, principal and interest due in December 2000, collateralized  by 450,000  shares of common stock of the Company.  No
          interest income was recognized during 1997 related to these Notes         2,191,157            2,191,157

                                    Continued



                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS, Continued


11.       Notes and  Interest Receivable - Related  Parties,  Collateralized  by
          Common Stock, Continued:

                                                                                  September 30,      September 30,
                                                                                      1996               1997
                                                                                  -------------      -------------
          Notes and interest  receivable  from 16 current and former  employees, issued in  exercise  of  450,000  common  stock  options at $8.375 per share,  bearing  interest  at  5.7%,  principal  and  interest  due in
          December 2000, collateralized by 450,000 shares of common stock of the
          Company.  No  interest  income  was  recognized during 1997 related to
          these Notes.                                                             $3,613,914           $3,613,914

          Other Notes receivable, collateralized by common stock of the Company.      125,000               16,207
                                                                                   ----------           ----------

          Total                                                                    $7,580,071           $7,411,278
                                                                                   ==========           ==========

12.       Issuances of Preferred and Common Stock

          Significant issues of common and preferred stock are detailed below:

          Common Stock

          In May 1997 and July 1997, the Company completed two private placements of 224,000 and 60,000 units respectively. Each unit consists of one share of common stock and one warrant to purchase a share of common stock at $7.25 per share. The warrants are exercisable at any time up to the second anniversary of their issuance. As of September 30, 1997, all 284,000 shares relating to these private placements had been issued.

                                    Continued

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

12.       Issuances of Preferred and Common Stock, Continued:

          Common Stock, Continued

          On August 28, 1997, the Company issued a private offering memorandum for the placement of up to 100,000 units of common stock. Each unit consists of five shares of common stock and a warrant to purchase an additional share of common stock at $8 per share. These warrants must be exercised by April 30, 1998. As of September 30, 1997, 50,000 shares had been issued and 32,500 shares remained to be issued under subscription agreements totalling $577,500, shown as receivable-stock subscriptions for which cash was received after year end. The Company had also received $2,798,495 in cash under common stock subscriptions for 399,785 shares which were included in common stock to be issued.

          Preferred Series A - Non-Voting

          During August 1997, Covol Technologies filed a Certificate of Designation to establish a new non-voting class of preferred stock, "Series A 6% Preferred" with a par value of $.001 per share. As of September 30, 1997, 3,000 shares of Series A shares were issued and outstanding for $3,000,000. The Series A preferred shares have the following rights and privileges:

          1. The holders of the shares are entitled to cumulative dividends at the rate of 6% per year of the liquidation value of $1,000 per share. These dividends accrue whether or not they have been declared or the corporation has any profits. However, additional shares of Series A Preferred stock may be issued in lieu of cash to pay the accrued dividends on these shares.

          2. Upon the liquidation of the Company, the holders of the Series A preferred shares are entitled to receive $1,000 per share, together with all accrued and unpaid dividends, if any.

          3. Each share of Series A  Preferred  contains  a warrant to  purchase
             28.571 or a total of 85,713 shares of common stock at a price of $8.00 per share. These warrants expire on August 31, 1999.

                                    Continued

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

12.       Issuances of Preferred and Common Stock, Continued:

          Preferred Series A - Non-Voting, Continued

          4. The holders of the shares are entitled to convert their shares to common shares at any time. The conversion price is the number of preferred shares to be converted multiplied by $1,000 and divided by the conversion price (i.e., $7.00 per share). At any time after August 31, 1999, the Company has the right to require any holder of the Series A preferred shares to convert their shares into common stock.

          No dividends have been declared through September 30, 1997. Cumulative Series A preferred dividends in arrears at September 30, 1997 totaled $20,712 or $20.71 per share of Series A preferred stock.

          Preferred Series B - Non-Voting

          During September 1997, the Company filed a Certificate of Designation and subsequently a Certificate of Correction to amend their Articles of Incorporation to allow for the issuance of 312,882 shares of non-voting preferred stock to be designated as "Series B Convertible Preferred shares". The par value of this stock is to be $.001 per share. As of September 30, 1997, 300,024 shares of Series B shares were issued and outstanding based upon a private offering to investors at an offering price of $7 per share. The Series B preferred shares have the following rights and privileges:

          1. The holders of the shares are entitled to cumulative dividends at the rate of 7.29% per year of the liquidation value of $7 per share. On March 18, 1998, the dividend accrual percentage will be modified to equal the rate for the two-year treasury bond plus 1.5%. These dividends accrue whether or not they have been declared or whether the Company has any profits. Shares of Series B Preferred stock may be issued in lieu of cash to pay the accrued dividends on these shares.

          2. Upon the liquidation of the Company, the holders of the Series B preferred shares are entitled to receive $7 per share, together with all accrued and unpaid dividends, if any.

                                    Continued

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

12.       Issuances of Preferred and Common Stock, Continued:

          Preferred Series B - Non-Voting, Continued

          3. Each unit (3 shares) of Series B Preferred contains a warrant to purchase one share of common stock at a price of $8.00 per share, which may be exercised at any time by the holder of the warrant.

          4. The holders of the shares are entitled to convert their shares to the same number of shares of common stock at any time (Subject to adjustment for dilution) at the price of $7.00. Accrued dividends may be converted by the Company at the conversion price of $7.00 per share.

          No cash dividends have been declared through September 30, 1997. Based upon the conversion price per share at the date of issuance a non-cash dividend of $165,298 was imputed upon issuance. Cumulative preferred dividends in arrears at September 30, 1997 totaled $3,033 or $0.02 per share.

13.       Stock Options and Warrants:

          At September 30, 1997, the Company had one stock based compensation plan and has issued non-qualified options which have not been exercised, which are described below. The Company has elected to continue to apply APB Opinion No. 25 to options issued to employees and directors, as allowed by SFAS Statement No. 123. Had compensation expense for the Company's stock-based compensation plans been determined based upon the fair value at the grant date for these awards, as outlined in FAS 123, the Company's net loss and loss per share would have changed to the pro forma amounts below:

                                                     1996              1997
                                                ------------      ------------

          Net loss            As reported       $(13,836,320)     $(10,995,080)
                                                ============      ============
                              Pro forma         $(14,530,000)     $(11,610,000)
                                                ============      ============

          Loss per share      As reported       $      (1.99)     $      (1.38)
                                                ============      ============
                              Pro forma         $      (2.09)     $      (1.46)
                                                ============      ============

                                    Continued


                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS, Continued


13.       Stock Options and Warrants, Continued:

          The fair value of each option grant is estimated as of the date of the grant, using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the years ended
          September 30, 1995, 1996 and 1997, respectively: expected volatility of 70%, expected lives of 10 years and zero dividend yield assumed.

                                       1997                        1996                        1995
                                     Weighted                    Weighted                    Weighted
                                      Average                     Average                     Average
                                     Exercise                    Exercise                    Exercise
                                      Options        Price        Options        Price        Options       Price
                                      -------        -----        -------        -----        -------       -----
          Outstanding at begin-
          ning of the year            1,366,500        $1.62     2,030,000      $  2.37       296,300        $1.10
          Granted                       445,000         6.08     1,611,500         3.51     1,930,000         2.43
          Exercised                     (73,000)        1.84    (1,085,000)        5.92      (196,300)        1.08
          Forfeited                    (125,000)        1.50    (1,190,000)        1.54             0         0.00
                                      ---------         ----    ----------      -------     ---------         ----

          Outstanding at
          end of the year             1,613,500        $2.85     1,366,500      $  1.62     2,030,000        $2.37

          Weighted average fair
          value of options granted
          during the year below
          market                                       $9.53                    $ 12.66                      $2.76

          Weighted average fair
          value of options granted
          during the year at
          market                                       $5.57                         $0                         $0

          Assumed risk free rates                       7.80%              5.71% - 6.98%                6.40% - 7.09%

                                    Continued


                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS, Continued


13.       Stock Options and Warrants, Continued:

          The  following  table  summarizes   information  about  stock  options
          outstanding at September 30, 1997:

                                                  Weighted
                                 Options           Average          Weighted          Exercisable       Weighted
                             Outstanding at       Remaining          Average          Options at         Average
                              September 30,         Life            Exercise         September 30,      Exercise
                Price             1997           (in years)           Price              1997             Price
          ----------------   ---------------   --------------   ----------------   ---------------   ----------
          $1.50 to $3.50         1,311,000               9           $  1.60             673,761          $1.70
          $8.00 to $9.00           302,500              10              8.24              38,308           8.12
                                ----------                                               -------
                                 1,613,500               9              2.85             712,069           2.04
                                 =========                                               =======

          1995 Stock Option Plan

          Under the Company's 1995 Stock Option Plan (the "Option Plan"), which was adopted in June of 1995 and amended in January 1996, 2,400,000 shares of common stock are reserved for issuance upon the exercise of stock options. The Option Plan is designed to serve as an incentive for retaining qualified and competent employees, directors and consultants.

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

                                    Continued

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

13.       Stock Options and Warrants, Continued:

          1995 Stock Option Plan, Continued

          Options granted under the Option Plan will be exercisable after the period or periods specified in the option agreement. Options granted under the Option Plan are not exercisable after the expiration of ten years from the date of grant and are not transferable other than by will or by the laws of descent and distribution.

          During 1995, 450,000 options were issued under the Option Plan. Such options are exercisable through September, 2005 at a price of $5.31. These options were exercised for notes receivable in November 1995.

          In October 1995, the Company issued 450,000 options under the Option Plan. Such options are exercisable through November, 2005 at a price of $8.38. These options were exercised for notes receivable in November 1995.

          During 1997, the Company issued 280,000 options under the option plan at a price of $8.25 and are exercisable through 2007. These options remain unexercised at September 30, 1997.

          Non-Qualified Options

          Options are granted at the discretion of the Board of Directors.

          In 1993 the Company issued options to purchase 470,000 shares of common stock at $0.80 to $2.50 per share to seven individuals, including certain officers and directors. Effective September 30, 1994, 223,700 of these options had been exercised or expired. During 1995, 176,300 were exercised and 25,000 expired unexercised. Also, in May 1995, the Company reissued stock options to purchase 75,000 at $1.00 to an officer for options that had previously expired. The remaining 120,000 options were exercised during the year ended September 30, 1996.

                                    Continued

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

13.       Stock Options and Warrants, Continued:

          Non-Qualified Options, Continued

          During 1993, options to purchase 100,000 shares of common stock were issued to a marketing firm at $1.00 per share. In 1994, these options were exercised in exchange for a note receivable. The note receivable, which is non-interest bearing and had no fixed repayment term, is reflected as a reduction to stockholders' equity in 1995. During 1996, the Note was repaid in services to the Company.

          On December 1, 1994, the Company granted options to purchase a combined total of 50,000 shares of common stock to two persons, each a consultant to the Company. Such options are exercisable through December 1, 1996 at a price of $1.80 per share. During 1997, all 50,000 options were exercised.

          In 1994, the Company granted options to purchase 30,000 shares of common stock to an officer of the Company. Options for 20,000 shares of common stock were exercised in February 1995, at a price of $1.80 per share and the remaining 10,000 options expired unexercised during 1996.

          On January 1, 1995, the Company granted options to purchase 1,280,000 shares of common stock to certain executive officers, employees and directors of the Company. During the years ended September 30, 1996 and 1997, 35,000 and 10,000 of these options were exercised, respectively, and 722,500 and 65,000 were forfeited or canceled, respectively. The remaining 447,500 shares remain exercisable through December 31, 2004 at a price of $1.50 per share. At September 30, 1997, 50,000 of these options are held by the Company as collateral on a note receivable.

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

                                    Continued

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

13.       Stock Options and Warrants, Continued:

          Non-Qualified Options, Continued

          On January 1, 1996, the Company granted options to purchase 160,000 shares of common stock at a price of $1.50 per share to certain officers, employees and consultants. Of these options, 20,000 and 3,000 were exercised and 35,000 and 0 were canceled during 1996 and 1997, respectively. At September 30, 1997, 102,000 of the options remain unexercised. On this same date, the Company granted options to purchase 124,000 shares of common stock at prices between $2.50 and$3.50 per share to certain consultants. Of these options, 10,000 were exercised during 1997 and 114,000 remain unexercised at September 30, 1997.

          On June 3, 1996, the Company granted options to purchase 100,000 shares of common stock for $1.50 per share to an officer of the Company as part of compensation related to an employment agreement. At September 30, 1997, all 100,000 options remain unexercised.

          On August 13, 1996, the Company granted 777,500 options to purchase shares of common stock to certain employees, officers and directors for $1.50 per share. During 1996 and 1997, 312,500 and 50,000 of these options were canceled, respectively. At September 30, 1997, 415,000 shares remain unexercised.

          During fiscal 1997, the Company issued options to purchase 165,000 shares of common stock to 13 employees, officers or directors at $1.50 to $9.00 per share. As of September 30, 1997, 10,000 of these options had been forfeited and 155,000 options remain unexercised.

          Recipients of these options may exercise them at any time. Shares related to exercised options are held in escrow and are made available as the options vest. The options vest at different times based upon the terms offered with some options vesting immediately and others over terms of up to 10 years. In the event that an executive officer or employee terminates employment with the Company, or a director ceases to be a director, prior to the specified vesting period, the Company will cancel any of the shares in which the recipient has not vested according to the terms of the option.

                                    Continued

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

13.       Stock Options and Warrants, Continued:

          Compensation From Stock Options

          When options are issued with terms considered compensatory, the compensation expense related to these options is being amortized to expense over the specified vesting period. Deferred compensation related to options issued in 1995, 1996 and 1997 that vest over time was $1,888,750, $4,668,053 and $1,178,125, respectively. The amortized compensation expense related to these options is $466,902, $909,959 and $1,572,320 for 1995, 1996 and 1997, respectively. Compensation expense related to options that vest immediately was $236,625, $3,863,000 and $102,500 for 1995, 1996 and 1997, respectively.

          Warrants

          In January 1995, the Company issued warrants to purchase 65,000 shares of common stock to RAS Securities Corp. Such warrants are exercisable through January 1999 at an exercise price of $1.50 per share. Consulting fees of $84,500, related to these warrants, was recognized in the year ended September 30, 1995. During 1996, 53,000 of these warrants were exercised and 12,000 were exercised in 1997.

          In February 1996, the Company issued warrants to purchase 164,967 shares of common stock at prices ranging from $25 to $35. In addition, warrants to purchase 43,750 shares of common stock at $15 per share were issued in July 1996. In both cases, the issuance of warrants was made in connection with private placement of common stock. At September 30, 1997, these warrants remain unexercised.

          During 1997, the Company issued 682,495 warrants to purchase common stock at prices ranging between $7 and $30 per share to investors in connection with private placements of common stock. These warrants expire between December 1998 and April 1999 and remain unexercised at September 30, 1997.

          In August and September 1997, the Company issued 571,403 warrants to purchase common stock at $8 per share to investors and financial advisors in connection with the issuance of preferred and common stock. These warrants expire in June, August and September 1999 and remain unexercised at September 30, 1997.

                                    Continued

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

14.       Patents:

          The Company has received four current United States patents and has one United States patent application pending and two international patent application pending under the Patent Cooperation Treaty covering certain aspects of the Briquetting Technology. There are other industrial waste recycling technologies in use and others may subsequently be developed, which do (or will) not utilize processes covered by the patents or pending patents.

15.       Discontinued Operations:

          In 1995, the Company made a strategic decision to focus its efforts exclusively on commercializing the Briquetting Technology and to divest itself of its construction and limestone subsidiaries. In September 1995, the Board of Directors approved a plan to dispose of the Company's construction and limestone businesses. Accordingly, on February 1, 1996, the Company entered into a Stock Purchase Agreement (the Agreement) with former principals of IME, State, CIC and Larson (Buyers) to sell all of the common shares of the subsidiaries to the Buyers for a $5,000,000 face value promissory note (the Note). One of the Buyers is the son of a former director of the Company. The terms of the original agreement were clarified in November 1997 and any effect is included in the change in the allowance to reduce the Note to collateral value (discussed below). The Note is collateralized by 130,000 shares of the Company's common stock and 50,000 options to purchase common stock at $1.50 per share, personal guarantees of the Buyers, and is payable together with interest at 6% per year (interest imputed at 10.25%) as follows: interest has been waived through January 31, 1998, principal and interest is then payable annually January 31, 1999 through January 31, 2004; and all unpaid principal and interest is payable January 31, 2005. Because the Note includes a favorable interest rate for the Buyers, the Company has calculated the present value of the Note using a market rate of 10.25% over the term of the Note. The effect of discounting the Note at 10.25% is to reduce the Note to $3,719,255 as of the date of the renegotiated Agreement. The original discount on the Note was included in the estimated loss on disposal of discontinued operations in 1996.

                                    Continued

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

15.       Discontinued Operations, Continued:

          Because the Note is  collateralized by the Company's common stock, the
          Note is reflected in the consolidated financial statements as a reduction to stockholders' equity (deficit). Additionally, the Note is adjusted to reflect subsequent increases or decreases in the fair value of the Company's stock and stock options held as collateral. Because of a decrease in the trading price of the Company's common stock subsequent to the date of the Agreement, allowances of $2,129,255 and $2,699,575 are reflected in the Company's consolidated financial statements as of September 30, 1997 and 1996, respectively. Subsequent changes in the value of the collateral will be reflected in the consolidated statement of operations and as an increase or decrease to the Note.

          Under the terms of the Agreement, the Company agreed to pay off $3,500,000 of accounts payable and lines of credit outstanding in the subsidiaries. Subsequently, the Buyers also received reimbursement from the Company for approximately $650,000 of additional expenses related to the discontinued operations during the wind-down period which were paid by the Buyers. The Company has reflected those obligations in the additional loss on the discontinued operations for the year ended September 30, 1996.

          The results for the construction and limestone operations have been classified as discontinued operations for all periods presented in the Consolidated Statements of Operations for 1995 and 1996. The assets and liabilities of the discontinued operations have been classified in the Consolidated Balance Sheets as "Net assets - discontinued operations". Discontinued operations have also been segregated for 1995 and 1996 in the Consolidated Statements of Cash Flows.

          Revenues  of  the   discontinued   operations  were   $14,681,032  and
          $1,396,641 for the year ended September 30, 1995 and the four months ending February 1, 1996 (the date of sale), respectively.

                                    Continued

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

16.       Fair Value of Financial Instruments:

          Statement of Financial Accounting Standards (SFAS) No. 107 requires that the fair market value of certain financial instruments be disclosed in the financial statements. The Company has the following financial instruments that are subject to the provisions of SFAS No. 107:
             * Cash and cash  equivalents
             * Notes receivable - related parties
             * Notes payable and convertible  debentures
             * Notes payable - related parties
             * Notes receivable - related parties from issuance of or
                collateralized by common stock

          For each of the financial instruments listed above, the carrying value approximates fair value of the instruments and each is reflected in the financial statements at fair market value.

17.       Commitments and Contingency:

          During 1995 and 1996, the Company or its licensee entered into thirty contracts for the construction of manufacturing facilities that would use the Company's proprietary Briquetting Technology in the conversion of coal fines into synthetic fuel. All of these construction contracts contain penalties if the contracting party fails to proceed with the construction of these facilities.

          Fifteen of these construction contracts were entered into by independent third parties and Covol Technologies was not a party. Four contracts were entered into jointly by Covol and its joint venture partners. The remaining eleven are Covol contracts. Accordingly, no liability for failing to proceed exists with these contracts. Of the contracts for which Covol has liability or shared liability there are two joint venture facilities that will not be constructed and there are four contracts where the Company believes it is probable that the facilities will not be constructed. Accordingly, the Company has accrued a liability of $1,477,000 for these potential penalties as of September 30, 1997, which amount is reflected as accrued contractor liability.

                                    Continued

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

17.       Commitments and Contingency, Continued:

          In December 1996, the Company entered into six indemnification agreements in connection with six of the construction contracts entered into by independent third parties. These contracts contain liquidating damages of $750,000 per contract if construction of the facilities is not completed by June 1, 1998. The Company has indemnified the contractor for these potential liabilities. The contracting party has decided not to construct three of these facilities and accordingly, no notice to proceed was given. Accordingly, the Company believes the maximum contingent liability under these indemnification agreements is $2,250,000. The Company believes that payment of this amount is unlikely.

          In June 1996, the Company formed Utah Synfuel #1 (US #1), a limited partnership in which the Company is the general partner and a limited partner and owns a 60% interest. US #1 received $3,277,500 from the issuance of the 40% limited partner interests. The Company, through US #1, constructed a coal briquetting facility in Price, Utah. The facility was sold to Coaltech, a limited partnership in which the Company is a one percent general partner, in March 1997 for $3,500,000 which resulted in a loss of approximately $581,000.

          In connection with this sale, US #1 sold to Coaltech a license to use the Company's Briquetting Technology for an advance license fee of $1,400,000 and an earned license fee that is payable quarterly and is based upon briquettes manufactured and sold at the Utah facility. These advanced license fees will be recognized as income over the life of the supply and purchase agreement discussed below. The Company contracted with Coaltech to operate the facility for which they will receive a quarterly fee which is also based upon briquettes produced and sold.

          Additionally, the Company and US #1 entered into a Supply and Purchase agreement wherein the Company agreed to provide coal fines to Coaltech for processing into synthetic fuel at a price equal to its cost per ton. US #1 agreed to purchase from Coaltech the synthetic fuel produced at its cost plus one dollar per ton. The plant has the capacity to produce 360,000 tons per year. Based upon expected manufacturing costs and current coal prices, the Company expects to incur a loss under this supply and purchase agreement which will reduce the earned license fees they will receive. The Company believes the earned license fees will exceed any losses incurred under the supply and purchase agreement.

                                    Continued

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

17.       Commitments and Contingency, Continued:

          During February 1997, the Company entered into an agreement to purchase coal fines for use at the Utah facility. The agreement required a payment of $750,000 upon execution and quarterly payments of approximately $400,000 beginning February 1997 through May 2000 for a total commitment of $5,500,000. Amounts paid under this agreement are reflected as advances on inventory in the accompanying balance sheet. Advances on inventory will be expensed as the coal fines are utilized in production.

          The Company has experienced problems at the Utah facility including inadequate clean coal fines as feedstock for operations. The synthetic coal briquettes produced during the first few months of operation contained high levels of ash and resulted in sales prices significantly lower than the price paid under the supply and purchase agreement. This resulted in a loss of $1,547,000 which is included as cost of coal briquetting operations in the accompanying statement of operations.

          The Company is constructing a wash plant that will be used to remove ash and otherwise improve the quality of the coal fines. The estimated cost of the wash plant is approximately $4,000,000 and is being financed by one of the Coaltech limited partners. As of September 30, 1997, the Company had incurred costs of approximately $1,972,000 in connection with this construction. The Company believes the quality of the coal fines and resulting synthetic fuel will improve once the wash plant is operational.

          In June 1996, the Company formed Alabama Synfuels #1 (AS #1), a limited partnership in which the Company is the general partner and a limited partner and owns 80%. AS #1 received $2,062,500 from the issuance of the 20% limited partner interests. The Company, through AS #1, is constructing a coal briquetting facility in Birmingham, Alabama. The Company anticipates selling the facility when completed for a price approximately equal to their cost. The Company had incurred costs of approximately $4,600,000 in connection with this construction through September 30, 1997.

                                    Continued

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

17.       Commitments and Contingency, Continued:

          In connection with the construction of the Alabama facility, the Company entered into a supply agreement for coal fines to be used at the Alabama facility. Under the agreement, the Company is obligated to purchase a minimum of 20,000 tons of coal fines per month beginning October 1996 through December 2001. The Company anticipates assignment of this agreement to the purchaser of the Alabama facility when the sale is completed. As of September 30, 1997 the Company had purchased coal fines totalling $1,736,000 under this agreement which are reflected as inventory.

          In May 1997 the Company entered into an agreement for the purchase of coal fines for a facility located in West Virginia. The agreement provides that the seller will supply washed coal fines with certain specifications at prescribed prices. The agreement also provided the seller with a percentage of the net proceeds received by the Company from this facility.

          In May 1995, the Company entered into an agreement with Geneva Steel Company ("Geneva") to build and operate a commercial iron revert briquetting plant (the "Geneva Plant"). The facility never reached commercial productivity levels and is not operational. The agreement with Geneva has expired and accordingly, the Company is a tenant-at-will with respect to the property and building where the briquetting equipment is located. The Company no longer expects the Geneva Plant to be used as an iron revert briquetting facility at the Geneva site. In December 1996, the Company agreed to install a dryer in the Geneva Plant that would allow for the operation of the plant as a synthetic fuel manufacturing facility. The Company plans to use this equipment, carried at $870,000 in the accompanying balance sheet, for the production of synthetic fuel.

          In April 1996, the Company entered into a sale and purchase agreement for coal with Alabama Power Company. Due to delays associated with the financing and construction of the Alabama Plant, the Company was unable to perform under the contract and in February 1997 formally terminated the contract with Alabama Power Company. While Alabama Power Company has not expressly agreed to the termination, it has not indicated any intent to take actions against the Company as a result of the termination, nor does the Company believe any action will be taken as a result of the termination.

                                    Continued

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

17.       Commitments and Contingency, Continued:

          During January 1996, the Company entered into an agreement with an entity to form five entities to commercialize and exploit the Company's Briquetting Technology. This agreement was subsequently modified and provides for the entity to receive a 1.6% interest in AS #1 and the use of the Briquetting Technology for which they will pay the Company a one-time license fee based upon annual synthetic fuel production.

          This entity also introduced the Company to one of the independent third parties that is constructing four facilities as discussed above. Under the agreement, this entity can receive royalties equal to the amount to be received by the Company on approximately one facility if the entity does not construct facilities so as to reach certain production levels. Based upon current information, the Company believes that the maximum amount of royalties under the agreement that would otherwise be earned by the Company on one facility will be payable to this entity.

          The Company has issued orders for the purchase of equipment to be used in certain coal briquetting facilities. The total commitment under these equipment purchase orders at September 30, 1997 was $2,101,272.

          The company entered into a letter of intent with Innovative Technologies ("Innovative") in July of 1995 to apply the Company's Briquetting Technology to certain metallic ores supplied by Innovative. The Company conducted numerous tests of the ore through the fall of 1995, and concluded from the results that the venture was not economically viable. Accordingly, final agreement to process the ore was never reached. On March 4, 1997, Innovative Holding Company, Inc., filed a civil complaint against the Company alleging breach of the letter of intent in the amount $500,000 plus damages. The Company intends to defend the suit.

          The Company is also involved in numerous legal proceedings that have arisen out of the normal course of business. The Company believes that many of these claims are without merit and in all cases intends to vigorously defend their position. Management does not believe that the outcome of these activities will have a significant effect upon the statement of operations or the financial position of the Company.

          The Company has entered into employment agreements with the Chief Executive Officer, Chief Financial Officer and a Vice President of the Company. The agreements extend for a period of three years and expire June 1, 1999, January 1, 2000 and March 20, 2000, respectively. The agreements provide for annual salaries and benefits. All three agreements provide for termination benefits under specific conditions ranging from 100% to 200% of the then current annual salaries.

Section No.    Exhibit No.    Description                               Location

2              2.1            Agreement and Plan of Reorganization, dated    (1)
                              July 1, 1993 between the Company and the Stockholders of R1001

2              2.2            Agreement and Plan of Merger dated             (1)
                              August 14, 1995 between the Company
                              and Covol Technologies, Inc., a
                              Delaware corporation

2              2.3            Stock Purchase Agreement, dated July 1,        (1)
                              1993, among the Company, Lloyd C.
                              McEwan, Michael McEwan, Dale F. Minnig
                              and Ted C. Strong regarding the purchase of Industrial Management & Engineering,
                              Inc. and Central Industrial
                              Construction, Inc.

2              2.4            Stock Sale Transaction Documentation,          (1)
                              effective as of September 30, 1994,
                              between the Company and Farrell F.
                              Larson regarding Larson Limestone
                              Company, Inc.

2              2.5            Stock Purchase Agreement dated February        (1)
                              1, 1996 by and among the Company,
                              Michael McEwan and Gerald Larson
                              regarding the sale of State, Inc.,
                              Industrial Engineering & Management,
                              Inc., Central Industrial Construction,
                              Inc., and Larson Limestone Company, Inc.

2              2.5.1          Amendment to Share Purchase Agreement          (1)
                              regarding the sale of the Construction
                              Companies

2              2.5.2          Amendment No. 2 to Share Purchase              (2)
                              Agreement regarding the sale
                              of the Construction Companies

3              3.1            Certificate of Incorporation of                (1)
                              the Company

3              3.1.1          Certificate of Amendment of the                (1)
                              Certificate of Incorporation of the
                              Company dated January 22, 1996

3              3.1.2          Certificate of Amendment of the                (6)
                              Certificate of Incorporation dated
                              June 25, 1997

3              3.1.3          Certificate of Designation, Number,            (7)
                              Voting Powers, Preferences and
                              Rights of the Company's Series A 6%
                              Convertible Preferred Stock
                              (Originally designated as Exhibit
                              No. 3.1.2)

3              3.1.4          Certificate of Designation, Number,            (8)
                              Voting Powers, Preferences
                              and Rights of the Company's Series B
                              Convertible Preferred Stock
                              (Originally designated as Exhibit
                              No. 3.1.3)

3              3.2            By-Laws of the Company                         (1)

3              3.2.1          Certificate of Amendment to Bylaws             (1)
                              of the Company dated January
                              31, 1996

3              3.2.2          Certificate of Amendment to the Bylaws         (6)
                              dated May 20, 1997 (Originally designated as Exhibit No. 3.2.1)

3              3.2.3          Certificate of Amendment to the                (6)
                              Bylaws dated June 25, 1997
                              (Originally designated as
                              Exhibit No. 3.2.2)

9              9.1            Special Powers of Attorney Coupled With        (1)
                              an Interest dated February 1, 1996
                              between the Company, Gerald Larson and
                              Michael McEwan

10             10.1           License Agreement, dated June 30, 1995,        (1)
                              between the Company and Greystone
                              Environmental Technologies, relating to
                              the Greystone Joint Venture

10             10.1.1         First Amendment dated January 3, 1996 to       (1)
                              the License Agreement dated June 30, 1995 between the Company and Greystone
                              Environment Technologies

10             10.2           Briquetting Services Agreement, dated          (1)
                              May 5, 1995, between Geneva Steel Company and the Company

10             10.2.1         Amended and Restated Briquetting               (3)
                              Service Agreement, dated May 14, 1996,
                              between the Company and Geneva Steel Company

10             10.3           Lease Agreement, dated May 5, 1995             (1)
                              between Geneva Steel Company, as landlord, and the Company, as tenant

10             10.3.1         First Amendment to Lease Agreement,            (3)
                              dated May 14, 1996 between Geneva Steel
                              Company, as landlord, and the Company, as tenant

10             10.4           Master Equipment Lease Agreement, dated        (1)
                              May 4, 1995, between Keycorp Leasing Ltd.
                              and the Company

10             10.5           1995 Stock Option Plan                         (1)

10             10.5.1         First Amendment to the 1995 Stock              (1)
                              Option Plan

10             10.6           Employment Agreement, dated January            (1)
                              1, 1992, with Kenneth M. Young

10             10.7           Employment Agreement, dated July 1,            (1)
                              1992, with Russell Madsen

10             10.8           Lease Agreement, dated May 31, 1994,           (1)
                              between the Company and Byrleen Hanson
                              regarding Carbon County, Utah

10             10.9           Standard Form of Agreement between Owner       (1)
                              and Design Builder dated December 28,
                              1995 between the Company and Lockwood
                              Greene Engineers, Inc.

10             10.9.1         Notice to Proceed from the Company to          (1)
                              Lockwood Greene Engineers, Inc. dated
                              January 14, 1996

10             10.9.2         Letter Agreement with Lockwood Greene          (1)
                              Engineers, Inc. to extend notice dates.

10             10.9.3         Letter dated July 26, 1996 from                (3)
                              Lockwood Greene Engineers, Inc.
                              and the Memorandum of Understanding
                              between Covol Technology, Inc. and
                              Lockwood Greene Engineers, Inc. dated
                              August 28, 1996

10             10.9.4         Amendment to Standard Form of Agreement        (3)
                              between Owner and Design/Builder dated
                              December 28, 1995, dated September 16,
                              1996, between the Company and Lockwood
                              Greene Engineers, Inc.

10             10.10          Engagement Letter dated December 18,           (1)
                              1995 by and between the Company and
                              Smith Barney

10             10.10.1        Termination Letter, dated July 8,              (3)
                              1996, from Smith Barney

10             10.11          Letter of Understanding dated January          (1)
                              30, 1996 between the Company and
                              CoBon Energy, LLC

10             10.11.1        Modification of Letter of Understanding        (3)
                              dated August 20, 1996 between the
                              Company and CoBon Energy, LLC

10             10.11.2        License Agreement dated September 10,          (3)
                              1996, between the Company and CoBon
                              Energy, LLC

10             10.11.3        Project Development Agreement, dated            *
                              December 30, 1996, between the Company
                              and CoBon Energy LLC

10             10.11.4        Modification of Project Development             *
                              Agreement, dated December 31, 1996,
                              between the Company and CoBon Energy, LLC

10             10.12          [Intentionally Omitted]                        (1)

10             10.13          Promissory Note dated February 15,             (1)
                              1996 in favor of the Company from
                              Michael McEwan and Gerald Larson

10             10.14          [Intentionally Omitted]

10             10.15          Agreement between Alabama Power Company        (3)
                              and the Company for the Sale and Purchase of Coal, dated April 16, 1996, between the Company and the Alabama Power Company

10             10.16          Employment Agreement, dated June 1, 1996       (3)
                              with Brent M. Cook

10             10.16.1        Stock Option Agreement dated June 1, 1996      (3)
                              with Brent M. Cook

10             10.17          Letter Agreement, dated March 6, 1996,         (3)
                              among the Company, AGTC, Inc., Alpine
                              Coal Company, Inc, and E.J. Hodder &
                              Associates, Inc. regarding services to
                              investigate, identify and
                              participate in site selection

10             10.18          Letter dated July 19, 1996 from the            (3)
                              Company canceling the Site
                              Identification Agreement

10             10.19          Term Sheet, dated August 22, 1996,             (3)
                              from Company to Byrleen Hanson
                              regarding purchase of Price, Utah
                              office building

10             10.20          Primary Agreement, dated November 6,           (3)
                              1996, between the Company and Savage
                              Industries, Inc.

10             10.20.1        Mojave Agreement, dated November 6,            (3)
                              1996, between the Company and Savage
                              Industries, Inc.

10             10.21          Release to all claims, dated September         (3)
                              13, 1996, executed by Maynard Moe

10             10.22          Letter of Understanding, dated                 (3)
                              September 13, 1996, between the
                              Company and E.J. Hodder & Associates,
                              Inc. regarding the sale of
                              the Port Hodder facility to the Company

10             10.23          Sublease, dated September 9, 1996, between     (3)
                              the Company and Parker Towing Company,
                              Inc. regarding the lease of approximately
                              16 acres located in Tuscaloosa County,
                              Alabama

10             10.24          Supply Agreement, dated September 11,          (3)
                              1996, among the Company, K-Lee
                              Processing, Inc. and Concord Coal
                              Recovery Limited Partnership

10             10.25          PacifiCorp Financial Services, Inc.            (3)
                              Letter of Intent (Covol Technologies)
                              dated September 12, 1996

10             10.26          Exclusive Financial Advisor Agreement,         (3)
                              dated September 16, 1996, between the
                              Company and Coalco Corporation

10             10.27          Settlement Agreement, dated September          (3)
                              17, 1996, among the Company,
                              Environmental Technologies Group
                              International, Inc., Larson Limestone
                              Company, Inc., Michael M. Midgley, Mark
                              Hardman, Kenneth M. Young, Irene Larson,
                              Farrell Larson, Gary Burningham and
                              Burningham Enterprises, Inc.

10             10.28          Debenture Agreement and Security               (3)
                              Agreement, dated December 20, 1996,
                              between AJG Financial Services, Inc.
                              and the Company

10             10.29          Arthur J. Gallagher & Co. Letter of            (3)
                              Intent, dated November 13, 1996

10             10.30          Lease Agreement, dated December 12,            (3)
                              1996, between the Company and UPC,
                              Inc. regarding Price City, Utah property

10             10.31          1996 Standard Form of Agreement between        (3)
                              Owner and Design/Contractor

10             10.32          Form of Limited Partnership Agreements         (3)
                              for Alabama Synfuel #1, Ltd. ("AS #1)
                              and Utah Synfuel #1, Ltd. (US #1)

10             10.33          Utah Project Purchase Agreement, dated         (4)
                              as of March 7, 1997, by and among the
                              Company, US #1, a Delaware limited
                              partnership, and Coaltech No. 1, L.P.,
                              a Delaware limited partnership
                              ("Coaltech")

10             10.34          License and Binder Purchase Agreement,         (4)
                              dated as of March 7, 1997, by and among
                              the Company, US #1 and Coaltech

10             10.35          Operation and Maintenance Agreement,           (4)
                              dated as of March 7, 1997, by and
                              between the Company and Coaltech

10             10.36          Purchase and Supply Agreement, dated           (4)
                              as of March 7, 1997, by and among the
                              Company, US #1 and Coaltech

10             10.37          Abandonment Option Agreement, dated            (4)
                              as of March 7, 1997, by and among the
                              Company and the limited partners of Coaltech

10             10.38          Convertible Loan and Security Agreement,       (5)
                              dated as of March 20, 1997, by and between the Company and PacifiCorp Financial
                              Services, Inc. ("PacifiCorp")

10             10.38.1        Amendment to Convertible Loan and               *
                              Security Agreement, dated December 12,
                              1997 by and between the Company and
                              PacifiCorp

10             10.39          Alabama Project Purchase Agreement             (5)
                              ("Alabama Agreement") dated as of March
                              20, 1997, by and among the Company, AS #1 and Birmingham Syn Fuel, L.L.C.
                              ("BSF")

10             10.39.1        Letter Amendment, dated June 27, 1997,          *
                              to Alabama Agreement.

10             10.39.2        Letter Amendment, dated July 7, 1997,           *
                              to Alabama Agreement.

10             10.39.3        Letter Amendment, dated August 28, 1997,        *
                              to Alabama Agreement.

10             10.39.4        Letter Amendment, dated December 12,            *
                              1997, to Alabama Agreement.

10             10.39.5        Amended and Restated License Agreement,         *
                              and Binder Purchase dated December 12,
                              1997, by and among the Company, AS #1 and BSF.

10             10.40          Conditional Option Agreement, dated as         (5)
                              of March 20, 1997, by and among Birmingham
                              Syn Fuel I, Inc., Birmingham Syn Fuel II,
                              Inc., PacifiCorp, AS #1 and the Company

10             10.41          Registration Rights Agreement, dated as of     (5)
                              March 20, 1997, by and between the Company and PacifiCorp

10             10.42          Amended and Restated Agreement Concerning       *
                              Additional Facilities, dated December 12, 1997, by and between PacifiCorp., Birmingham Syn Fuel, LLC and the Company

10             10.43          Lease Agreement between Industrial              *
                              Management Engineering, Inc. and the
                              Company

10             10.44          Employment Agreement, dated January 1,          *
                              1997 with Stanley M. Kimball

10             10.45          License and Binder Purchase Agreement,          *
                              dated December 14, 1997, between
                              Appalachian Synfuel, LLC and the Company

10             10.46          Financing Agreement, dated November 14,         *
                              1997, between the Company and CoBon
                              Energy, L.L.C.

10             10.47          License Agreement, dated as of August 5,        *
                              1997, by and between Pelletco Corporation and the Company

10             10.48          Preparation Plant and Find Ponds Lease          *
                              (Wellington, Utah), dated February 21,
                              1997, between Earthco and the Company

10             10.49          Agreement Concerning Additional                 *
                              Facilities, dated December 27, 1996,
                              between AJG Financial Services, Inc.
                              and the Company

10             10.50          Form of Agreement for Technology                *
                              Licensing of Facilitation, dated
                              December 31, 1996, between PC West
                              Virginia Synthetic Fuel #1, LLC
                              and the Company

10             10.51          Employment agreement dated March 20,            *
                              1997 with Max Sorenson

16             16.1           Letter to Securities and Exchange              (1)
                              Commission, dated March 24, 1995,
                              from Jones, Jensen & Orton & Company,
                              certified public accountants

21             21.1           List of Subsidiaries of the Company             *

27             27.1           Financial Data Schedule                         *
------------------------

*        Attached hereto.

(1) This exhibit is incorporated herein by reference to the exhibits filed with the Company's Registration Statement on Form 10, filed February 26, 1996.
(2) This exhibit is incorporated herein by reference to the exhibits filed with the Company's Registration Statement on Form 10/A, Amendment No. 2, dated April 24, 1996.
(3) This exhibit is incorporated herein by reference to the exhibits filed with the Company's Annual Report on Form 10-K, for the fiscal year ended September 30, 1996.
(4) This exhibit is incorporated herein by reference to the exhibits filed with the Company's Current Report on Form 8-K, dated March 10, 1997.
(5) This exhibit is incorporated herein by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 1997.
(6) This exhibit is incorporated herein by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 1997.
(7) This exhibit is incorporated herein by reference to the exhibits filed with the Company's Current Report on Form 8-K, dated August 19, 1997.
(8) This exhibit is incorporated herein by reference to the exhibits filed with the Company's Current Report on Form 8-K, dated September 18, 1997.

b.       Reports on Form 8-K

         The Company filed a Report on Form 8-K, dated March 10, 1997,  covering
Item 2, Acquisition or Disposition of Assets, with respect to the sale of the Utah Plant to Coaltech. (See "ITEM 1. BUSINESS--Business of Company--Utah Plant.")

         The Company  filed a Report on Form 8-K,  dated May 23, 1997,  covering
Item 9, Sales of Equity Securities Pursuant to Regulation S.

         The Company  filed a Report on Form 8-K,  dated July 7, 1997,  covering
Item 9, Sales of Equity Securities Pursuant to Regulation S.

         The Company filed a Report on Form 8-K, dated August 19, 1997, covering
Item 5, Other Events, with respect to the issuance of the Series A 6% Convertible Preferred Stock and the appointment of Mr. Herickhoff as a new director.

         The Company filed a Report on Form 8-K, dated September 18, 1997, covering Item 5, Other Events, with respect to the issuance of the Series B Convertible Preferred Stock and a private placement of common stock.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            COVOL TECHNOLOGIES, INC.


                             By:/s/ Brent M. Cook
                                ------------------------------------
                                Brent M. Cook,
                                Chief Executive Officer and Principal
                                Executive Officer


                              By:/s/ Stanley M. Kimball
                                 -----------------------------------------------
                                 Stanley M. Kimball, Principal Financial Officer

                              Date: January 12, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                         Date
---------                               -----                         ----

/s/ Raymond J. Weller                  Chairman                 January 12, 1998
----------------------
Raymond J. Weller


/s/ Brent M. Cook         Chief Executive Officer (Principal    January 12, 1998
-----------------------   Executive Officer) and Director
Brent M. Cook


/s/ Stanley M. Kimball      Chief Financial Officer, Treasurer  January 12, 1998
-----------------------   and Director (Principal Financial and
Stanley M. Kimball                Accounting Officer)


/s/ Alan D. Ayers           Vice President of Administration    January 12, 1998
-----------------------
Alan D. Ayers


/s/ George W. Ford        Vice President of Engineering and     January 12, 1998
-----------------------              Construction
George W. Ford


/s/ Steven R. Brown       Vice President of Engineering and     January 12, 1998
-----------------------              Construction
Steven R. Brown

/s/ Russell G. Madsen               Vice President              January 12, 1998
-----------------------
Russell G. Madsen

/s/ Max E. Sorenson                 Vice President              January 12, 1998
---------------------------
Max E. Sorenson


/s/ Asael T. Sorensen      Secretary and General Counsel        January 12, 1998
---------------------------
Asael T. Sorensen

/s/ Dee J. Priano                  Vice President               January 12, 1998
---------------------------
Dee J. Priano

/s/ DeLance W. Squire                 Director                  January 12, 1998
---------------------------
DeLance W. Squire


/s/ Vern T. May                       Director                  January 12, 1998
---------------------------
Vern T. May


/s/ James A. Herickhoff               Director                  January 12, 1998
---------------------------
James A. Herickhoff


/s/ John P. Hill, Jr.                 Director                  January 12, 1998
---------------------------
John P. Hill, Jr.