Form 10-Q
period 1997-12-31
COVOL TECHNOLOGIES INC
filed 1998-02-17
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

 [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                                       OR

 [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

       For the transition period from _________________to _______________

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

                                 (801) 768-4481
              (Registrant's telephone number, including area code)
 -----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

      Class of Stock                                  Amount Outstanding
$.001 par value Common Stock                  9,210,575 Shares of Common Stock
                                                      at February 12, 1998

                            COVOL TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                                                       Page No.

PART I - FINANCIAL INFORMATION

    ITEM 1.      FINANCIAL INFORMATION..................................... 3
                 Consolidated Balance Sheets - At December 31, 1997 and
                   September 30, 1997
                 Consolidated Statements of Operation - For the Three Months
                   Ended December 31, 1997 and 1996
                 Consolidated Statements of Cash Flow - For the Three Months
                   Ended December 31, 1997 and 1996
                 Notes to Financial Statements
    ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS.......................12
    ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                 RISK......................................................17

PART II - OTHER INFORMATION

    ITEM 1.      LEGAL PROCEEDINGS.........................................18
    ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.................18
    ITEM 3.      DEFAULTS UPON SENIOR SECURITIES...........................20
    ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......20
    ITEM 5.      OTHER INFORMATION.........................................20
    ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT 27.1          FINANCIAL DATA SCHEDULE



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


                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                         ------------------------------


                                                                               As of                      As of
                                                                           September 30,              December 31,
                                                                               1997                       1997
                                                                         -----------------         ------------------
         ASSETS

Current assets:
   Cash and cash equivalents                                             $       4,780,301         $        2,565,563
   Receivables                                                                      12,595                     12,595
   Receivable - stock subscriptions                                                577,500                          0
   Inventories                                                                   1,818,991                  2,741,454
   Advances on inventories                                                       1,086,964                  1,480,960
   Notes receivable - related parties, current                                     275,516                    297,399
   Prepaid expenses and other current assets                                        51,865                     59,855
                                                                         -----------------         ------------------
Total current assets                                                             8,603,732                  7,157,826
                                                                         -----------------         ------------------
Property, plant and equipment, net of accumulated depreciation                  13,619,271                 20,512,871
                                                                         -----------------         ------------------

Other assets:
   Cash surrender value of life insurance                                          184,592                    184,592
   Note receivable                                                                       0                    812,250
   Notes receivable - related parties, non-current                               3,816,604                  3,794,721
   Deposits and other assets                                                       136,615                    138,015
                                                                         -----------------         ------------------
Total other assets                                                               4,137,811                  4,929,578
                                                                         -----------------         ------------------
Total assets                                                             $      26,360,814         $       32,600,275
                                                                         =================         ==================

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                         ------------------------------


                                                                               As of                      As of
                                                                           September 30,              December 31,
                                                                               1997                       1997
                                                                         -----------------         ------------------
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                      $       1,045,147         $          974,047
   Payable for coal briquetting equipment                                        1,967,686                  1,976,564
   Due to related party                                                          1,038,667                  1,019,029
   Accrued liabilities                                                           1,023,126                    845,848
   Accrued contractor liability                                                  1,477,000                  1,400,125
   Advance on binder facilities                                                          0                    300,000
   Notes payable and convertible debentures, current                             5,247,526                  7,278,812
                                                                         -----------------         ------------------
Total current liabilities                                                       11,799,152                 13,794,425
                                                                         -----------------         ------------------

Long-term liabilities:
   Accrued interest                                                                204,402                    313,098
   Notes payable and convertible debentures, non-current                         2,900,000                  6,334,059
   Notes payable - related parties, non-current                                    489,096                    433,237
   Deferred revenues from advance licensing fees                                 1,650,000                  1,650,000
   Deferred compensation                                                           223,891                    226,803
                                                                         -----------------         ------------------
Total long-term liabilities                                                      5,467,389                  8,957,197
                                                                         -----------------         ------------------
Total liabilities                                                               17,266,541                 22,751,622
                                                                         -----------------         ------------------
Minority interest in consolidated subsidiaries                                   3,165,996                  3,080,328
                                                                         -----------------         ------------------

Commitments and contingencies (Note 10)

Stockholders' equity:
   Preferred stock:  $0.001 par value; authorized: 10,000,000 shares issued
     Issued and outstanding 303,024 shares at September 30, 1997 and
     315,882 shares at December 31, 1997                                               303                        316
   Common stock:  $0.001 par value; authorized:  25,000,000 shares issued and outstanding 8,627,290 at September 30, 1997 and
     9,210,575 at December 31 1997                                                   8,627                      9,211
   Common stock to be issued: 462,285 shares at September 30, 1997
     and 0 at December 31, 1997                                                        462                          0
   Capital in excess of par value - preferred                                    5,094,634                  5,184,626
   Capital in excess of par value - common                                      41,818,549                 47,058,967
   Capital in excess of par value - common stock to be issued                    3,291,783                          0
   Accumulated deficit                                                         (32,191,556)               (33,307,951)
   Notes and interest receivable - related parties from issuance of

     or collateralized by common stock (net of allowance)                       (7,411,278)                (7,701,088)
   Deferred compensation from stock options                                     (4,683,247)                (4,475,756)
                                                                         -----------------         ------------------
Total stockholders' equity                                                       5,928,277                  6,768,325
                                                                         -----------------         ------------------
Total liabilities and stockholders' equity                               $      26,360,814         $       32,600,275
                                                                         =================         ==================

                     The accompanying notes are an integral
                  part of the consolidated financial statements


                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                               -------------------


                                                                           Three Months               Three Months
                                                                               Ended                     Ended
                                                                           December 31,               December 31,
                                                                               1996                       1997
                                                                         -----------------         ------------------
Revenues:
   License fees                                                          $               0         $        1,000,000
   Synthetic fuel sales, net                                                       104,147                          0
   Binder sales - related party                                                          0                      7,003
   Operation and maintenance fees                                                        0                     34,622
                                                                         -----------------         ------------------

Total revenues                                                                     104,147                  1,041,625
                                                                         -----------------         ------------------

Operating costs and expenses:
   Cost of coal briquetting operations                                             364,580                    456,947
   Research and development                                                        105,067                    155,691
   Selling, general and administrative                                             807,314                    740,554
   Compensation expense on stock options, stock warrants
     or issuance of common stock                                                   312,959                    207,491
   Write-up of note receivable - related parties collateralized
     by common stock                                                              (725,000)                  (292,500)
                                                                         -----------------         ------------------
Total operating costs and expenses                                                 864,920                  1,268,183
                                                                         -----------------         ------------------
         Operating loss                                                           (760,773)                  (226,558)
                                                                         -----------------         ------------------

Other income (expense):
   Interest income                                                                 127,806                    122,003
   Interest expense                                                                (65,876)                (1,112,508)
   Minority interest in net losses of consolidated subsidiaries                     18,152                     85,668
   Other income                                                                      1,389                     15,000
                                                                         -----------------         ------------------
Total other income (expense)                                                        81,471                   (889,837)
                                                                         -----------------         ------------------
Net loss                                                                 $        (679,302)         $      (1,116,395)
                                                                         =================         ==================
Basic loss per share (Note 9)                                            $          (0.09)          $           (0.13)
                                                                         =================         ==================
Weighted average shares outstanding                                              7,711,338                  9,193,987
                                                                         =================         ==================

                     The accompanying notes are an integral
                  part of the consolidated financial statements


                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              --------------------


                                                                               Three Months              Three Months
                                                                                  Ended                     Ended
                                                                               December 31,              December 31,
                                                                                   1996                      1997
                                                                             ----------------         ------------------
Cash flows from operating activities:
   Net loss                                                                  $       (679,302)         $      (1,116,395)
      Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                                 51,346                     64,540
         Write-up of note receivable                                                 (725,000)                  (292,500)
         Interest expense based upon issuance of convertible debt and warrants
           at a discount                                                                    0                  1,112,508
         Amortization of deferred compensation on stock options                       312,959                    207,491
         Interest earned on notes receivable - related parties,
           collateralized by common stock                                             (79,909)                      (310)
         Loss applicable to minority interests in subsidiaries                        (18,152)                   (85,668)
   Increase (decrease) from changes in assets:
      Receivables                                                                      (9,626)                         0
      Inventories                                                                     (54,477)                  (522,263)
      Advances on inventory                                                                 0                   (393,996)
      Prepaid expenses and other current assets                                        (6,510)                    (7,990)
      Deposits and other assets                                                      (109,358)                    (1,400)
      Accounts payable                                                                410,206                    (71,100)
      Due to related party                                                                  0                    (19,638)
      Accrued liabilities                                                             127,114                   (177,278)
      Accrued contractor liability                                                          0                    (76,875)
      Accrued interest                                                                      0                    108,696
      Advance on binder facilities                                                          0                    300,000
      Deferred compensation                                                             2,765                      2,912
                                                                             ----------------         ------------------
Net cash used in operating activities                                                (777,944)                  (969,266)
                                                                             ----------------         ------------------
Cash flows from investing activities:
   Cash paid for property, plant and equipment                                     (2,142,344)                (4,977,961)
   Proceeds for notes receivable                                                            0                   (812,250)
   Payments on notes receivable - related party                                           601                          0
                                                                             ----------------         ------------------
Net cash used in investing activities                                              (2,141,743)                (5,790,211)
                                                                             ----------------         ------------------

Cash flows from financing activities:
   Proceeds from issuance of limited partnership interests in subsidiaries            475,000                          0
   Proceeds from notes payable                                                      2,100,000                  3,094,880
   Payments on notes payable                                                         (339,440)                    (1,036)
   Payments on notes payable - related parties                                        (65,690)                   (55,859)
   Proceeds from note receivable - related parties, collateralized
     by common stock                                                                  601,500                      3,000
   Proceeds from issuance of preferred stock, (net)                                         0                     90,005
   Proceeds from issuance of common stock (net)                                       560,000
   Proceeds from issuance of common stock to be issued (net)                           47,500                          0
   Proceeds from receivable - stock subscriptions                                           0                    577,500
                                                                             ----------------         ------------------
Net cash provided by financing activities                                           3,378,870                  4,544,739
                                                                             ----------------         ------------------
Net increase (decrease) in cash                                                       459,183                 (2,214,738)
Total cash and cash equivalents, beginning of period                                  490,106                  4,780,301
                                                                             ----------------         ------------------
Total cash and cash equivalents, end of period                               $        949,289         $        2,565,563
                                                                             ================         ==================

Supplemental schedule of noncash investing and financing activities:
    Payable for briquetting equipment                                        $              0         $            8,878
    Note payable issued for inventory                                                       0                    400,200
    Note payable issued for equipment                                                       0                  1,971,301

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                        ---------------------------------

1.   Management Opinion:

In the opinion of management, the accompanying financial statements present fairly the financial position of Covol Technologies, Inc. and Subsidiaries (the "Company") as of September 30, 1997 and December 31, 1997, the results of its operations for the three months ended December 31, 1996 and December 31, 1997 and its cash flows for the three months ended December 31, 1996 and December 31, 1997. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report included in Form 10-K for the year ended September 30, 1997.

2.   Loss Per Share Calculation

During fiscal 1998 the Company adopted SFAS 128 "Earnings Per Share." Basic loss per share is computed using only common shares outstanding. The computation of diluted loss per common share was antidilutive in each period for which a net loss was presented; therefore, the amounts reported for basic and diluted loss are the same for those periods.

3.   Inventories and Advances on Inventories

Inventories and advances on inventories are stated at the lower of average cost or market, and consist of synthetic fuel, binder materials, and coal fines.

4.   Change in Estimate of Fair Value of Note Receivable

During the three months ended December 31, 1997, the Company decreased the allowance for impairment on the $5,000,000 face value note receivable from two stockholders by $292,500 to an adjusted loan value of $1,882,500. The increase in the allowance was based upon a $1.625 per share increase in the Company's common stock that collateralizes the note receivable. The estimate is subject to future fluctuations due to market changes.

5.   Note Receivable

On November 14, 1997, the Company entered into a financial agreement with CoBon Energy, L.L.C., relating to the purchase of equipment for a synthetic fuel production facility. The original agreement provided that the Company will purchase up to $1 million worth of equipment for use in the facility. Subsequently, the maximum amount of the financing was increased to approximately $1,400,000. As consideration for the loan, the Company will have the right to receive certain royalties from the sale of the facility is not completed for any reason, the Company will retain title to the purchased equipment. The Company has paid or incurred costs totaling $812,250 for equipment as of December 31, 1997.

6.   Advance on Binder Facilities

In December 1997, the Company received three advances of $100,000 in December 1997 from PacifiCorp Syn Fuel, L.L.C. for three binder facilities under construction.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                        ---------------------------------

7.   Notes Payable

A.J.G. Financial Services, Inc.

During October 1997, the Company entered into an agreement with A.J.G. Financial Services, Inc. to provide financing for the building of a wash plant at an interest rate of 6%. In addition, the Company granted warrants in an amount equal to 10% of the amount financed. Half of these warrants have a strike price of $10 and half have a strike price of $20. During the quarter ended December 31, 1997, the Company borrowed $2,382,900 under this agreement. Based upon the market price of the Company's stock on the date of the agreement, $398,222 of interest expense was recognized during the quarter related to the warrants issued.

PacifiCorp Financial Services, Inc.

During December 1997, the Company executed a Convertible Loan and Security Agreement with PacifiCorp Financial Services, Inc. ("PFS"). The agreement modifies an agreement reached on March 20, 1997 which provides funding for completing construction of the Alabama project and acquiring coal fines and for other purposes related to the project. The modification increased the amount available from $5,000,000 to $7,000,000 with a provision that borrowings up to the greater of actual borrowings or $6,000,000 are convertible into common stock under the same terms as the original March 20, 1997 agreement (at a price of $7.00 per share). Based upon the revised terms an expense of $714,286 was incurred during the quarter for conversion rights issued at a price below market.

DTE Energy Services, Inc.

In October 1997, the Company entered into a financial agreement with DTE Energy Services, Inc. (DTE) relating to the purchase of equipment for up to two synthetic fuel production facilities. The agreement allows the Company to borrow up to $2,000,000 with interest at LIBOR plus 1.0% (LIBOR was 6.84% on December 31, 1997). The Company has drawn $559,334 under the agreement at December 31, 1997. Amounts are due at the earlier of the closing of alternative financing or December 31, 1998.

Property Purchase

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

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                        ---------------------------------

8.   Stockholders' Equity

The table below presents the activity in stockholders' equity from October 1, 1997 through December 31, 1997.

                                                                                                             Notes and
                                                                                                             interest
                                                                                                            receivable-
                                                                                                             related
                                                                                                            parties from    Deferred
                      Preferred Stock            Common Stock          Common Stock to be issued            issuance of,    compen-
                              Capital in                   Capital in               Capital in   Accumu-    or collater-    sation
                               excess of                    excess of                excess of    lated     alized by,      on stock
                 Share Amount par valued   Share    Amount  par valued  Share  Amount par value  Deficit    common stock    options
                 ----- ------ ----------   -----    ------  ----------  -----  ------ ---------  -------    ------------    -------
Balance at
October 1, 1997  303,024 $303 $5,094,634 8,627,290  $8,627 $41,818,549  462,285 $462 $3,291,783($32,191,556)($7,411,278)($4,683,247)

Common stock                               462,285     462   3,291,783 (462,285)(462)(3,291,783)
issued for
cash received
in the previous
period

Common stock                               121,000     122     836,127
issued for
cash including
exercise of
stock options

Preferred stock   12,858   13    89,992
issued for
cash (net)

Cash received in                                                                                                  3,000
payment on
notes receivable
- related parties
parties from
issuance of
common stock

Amortization of                                                                                                              207,491
deferred
compensation on
stock options

Interest earned on                                                                                                 (310)
notes receivable
- related parties
from issuance of or
collateralized by
common stock

Interest expense                                             1,112,508
based upon issuance
of convertible debt
and warrants at
a discount

Write-up of note                                                                                               (292,500)
receivable - related
parties

Net loss for the                                                                                 (1,116,395)
quarter ended
December 31, 1997
                 ------- ---- ---------- ---------  ------ -----------     ---- ----       ---- -----------  ----------- -----------
Balance at       315,882 $316 $5,184,626 9,210,575  $9,211 $47,058,967        0   $0         $0($33,307,951)($7,701,088)($4,475,756)
December 31, 1997
                 ======= ==== ========== =========  ====== ===========     ==== ====       ==== ===========  =========== ===========


                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                        ---------------------------------

9.   Computation of Loss Per Share

                                                           For the Three Months Ended December 31, 1997



                                                  Income         Shares            Per-Share
                                                (Numerator)   (Denominator)          Amount
                                          -----------------   ------------       ---------------
Net Loss                                  $     (1,116,395)
Less: Preferred stock dividends accrued            (87,381)
                                          -----------------   ------------       ---------------
Loss Per Share

Net loss applicable to common             $     (1,203,776)      9,193,987       $        (0.13)
stockholders
                                          =================   ============       ===============


Options to purchase 1,613,500 shares of common stock at prices between $1.50 and $9.00 per share were outstanding, net of 2,500 options exercised and 2,500 options issued, during the first quarter of fiscal 1998 but were not included in the computation of diluted EPS because the effect would have been antidilutive. During the three months ended December 31, 1996, options to purchase 1,366,500 shares of common stock were outstanding at prices between $1.50 and $3.50. These options were not included in the computation of loss per share because any effect would have been antidilutive.

Warrants to purchase 2,006,008 shares of common stock at prices between $7.00 and $30.00 per share were issued or outstanding during the first quarter of fiscal 1998, including 348,360 warrants which were issued during the quarter and net of 3,000 warrants which were exercised. These shares were not included because the effect would have been antidilutive. During the three months ended December 31, 1996, warrants to purchase 840,714 shares of common stock were issued or outstanding at prices between $1.50 and $35.00, including issuance of 600,000 of warrants related to a stock issuance. These warrants were not included in the computation of loss per share because any effect would have been antidilutive.

Convertible debt of $6,712,957 was issued or outstanding during the first quarter of fiscal 1998. The debt is convertible into 907,046 shares of common stock. These shares were not included because the effect would be antidilutive. During the three months ended December 31, 1996, convertible debt totaling $2,100,000 was issued and convertible into 190,909 shares of common stock. This convertible debt was not included in the computation of loss per share because any effect would have been antidilutive.

Preferred stock convertible into 757,328 shares of common stock was issued or outstanding during the first quarter of fiscal 1998. These shares were not included because any effect would be antidilutive.

10.   Contingencies

During 1996, the Company or its licensees entered into thirty contracts for the construction of manufacturing facilities that would use the Company's proprietary Briquetting Technology in the conversion of coal fines into synthetic fuel. All of these construction contracts contain penalties if the contracting party fails to proceed with the construction of these facilities.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                        ---------------------------------

10.   Contingencies, Continued,

Fifteen of these construction contracts were entered into by independent third parties and Covol Technologies was not a party. Accordingly, no liability for failing to proceed exists with these contracts. Four contracts were entered into jointly by Covol and its joint venture partners. The remaining eleven are Covol contracts. Of the contracts for which Covol has liability or shared liability there are two joint venture facilities that will not be constructed and there are four contracts where the Company believes it is probable that the facilities will not be constructed. As of September 30, 1997, the Company accrued a liability of $1,477,000 for these potential penalties. During the current quarter the Company paid penalties in the amount of $76,875. Accordingly, as of December 31, 1997, the remaining accrued contractor liability is $1,400,125.

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

In December 1996, the Company entered into six indemnification agreements in connection with six of the construction contracts entered into by independent third parties. These contracts contain liquidating damages of $750,000 per contract if construction of the facilities is not completed by June 1, 1998. The Company has indemnified the contractor for these potential liabilities. The contracting party has decided not to construct three of these facilities. Accordingly, the Company believes the maximum contingent liability under these indemnification agreements is $2,250,000. The Company believes that payment of this amount is unlikely and have therefor not recorded a liability for these potential penalties.

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

The Company is also involved in other legal proceedings that have arisen out of the normal course of business. The Company believes that many of these claims are without merit and in all cases intends to defend its position. Management does not believe that the outcome of these activities will have a significant effect upon the statement of operations or the financial position of the Company.


11.  Subsequent Event

On January 29, 1998, the Company entered into a loan and security agreement with Fun Enterprises, Pty Ltd. ("Fun"), a current holder of the Company's Class B preferred stock, relating to the development and construction of a mobile, skid-mounted synthetic fuel production facility at a coal preparation site of an eastern coal company. The agreement allows the Company to borrow up to $5,800,000. The interest rate will be 12% per annum until August 31, 1998, and 15% per annum thereafter until paid. Fun will also have the right to receive certain royalties after the facility is sold. As the date of this filing the Company has drawn $1,800,000 on the loan. The loan is due in full at the earlier of the sale of the facility or December 31, 1999. The Company has entered into a letter of intent with the eastern coal company to provide feedstock for the plant and operating and synthetic fuel sales services. Construction of the facility has commenced.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended December 31, 1997 compared to three months ended December 31, 1996

     Revenues. For the quarter ended December 31, 1997, total revenues increased by $937,478 to $1,041,625 from $104,147 for the quarter ended December 31, 1996. There were $1,000,000 in license fees recognized for the quarter ended December 31, 1997 as compared to no license fees recognized for the quarter ended December 31, 1996. The $1 million in license fees received during the quarter were attributable to advance license fees paid by A.J.G. Financial Services, Inc., a wholly-owned subsidiary of Arthur J. Gallagher & Company ("Gallagher") and AT Massey ("Massey"). There was no material production and there were no sales of briquettes in the current period as compared to net proceeds of
$104,147 in briquette sales for the quarter ended December 31, 1996. Notwithstanding the Utah Plant having been placed in service in early 1997, its production and sales of synthetic fuel were significantly stopped due to the lack of adequate quality feed stock for production at the Utah Plant. The Company did produce approximately 18,000 tons of synthetic fuel during calendar year 1997; however, due to high levels of ash in the feedstock and hence in the end product, the synthetic fuel was not marketable. To remedy the problem of ash content, the Company has constructed a wash plant for the Utah Plant and is currently going through start-up procedures. The Company believes that as the wash plant becomes operational, it will be able to supply sufficient quality coal fines to the Utah Plant to allow the plant to operate at or near capacity. The Company has had various discussions with potential end-users of the synthetic fuel product. However, there is currently no contract or obligation in place for the sale of the synthetic fuel produced at the Utah Plant. The Company received revenues from related party binder sales in the amount of $7,003 for the quarter ended December 31, 1997. No sales of binder were made in the quarter ended December 31, 1996. The Company received revenues from operation and maintenance fees of $34,622 for the quarter ended December 31, 1997. No revenues from operation and maintenance fees were earned in the quarter ended December 31, 1996.

     Operating Costs and Expenses. Operating costs and expenses increased $403,263 to $1,268,183 for the quarter ended December 31, 1997 from $864,920 for the quarter ended December 31, 1996. Operating costs and expenses attributable to the briquetting operations increased $92,367 to $456,947 for the quarter ended December 31, 1997 from $364,580 for the quarter ended December 31, 1996. The costs for briquetting operations for the quarter ended December 31, 1997 were more than for the quarter ended December 31, 1996 costs due to material, labor and other costs for the continuing refinement and implementation of the briquetting process and is reflective of the phase of commercialization and operation the Company was in for the current quarter as compared to the comparable period last year. A major component of such costs is attributable to the start-up and operation of the Utah Plant for Coaltech, L.P., a partnership for which the Company is the general partner. When Utah Synfuel #1, a Delaware limited partnership ("US #1"), and the Company sold the Utah Plant to Coaltech, US #1 entered into an agreement to purchase synthetic fuel produced at the Utah Plant for costs incurred plus $1 per ton. The Utah Plant incurred significant costs for coal fines, labor, binder materials, repairs and maintenance, equipment rental and other costs to work through various operational issues. These costs are included in the synthetic fuel purchase commitment and therefore are included in the cost of coal briquetting operations. Once the wash plant is operational and is providing quality coal fines to the Utah Plant, the Company anticipates that the costs incurred per ton of synthetic fuel produced will be more in line with the marketable value of the synthetic fuel. See "ITEM 1.
BUSINESS--Business of Company--Utah Plant" of the Company's Form 10-K.

     Research and development costs increased $50,624 or 48% during the quarter ended December 31, 1997 from $105,067 for the quarter ended December 31, 1996. This increase is due to the Company's focus of resources and efforts on the commercialization of its synthetic fuel technology through: the construction and start-up of its first full scale briquetting facilities, the Utah and Alabama Plants; the licensing of the Briquetting Technology (as defined in the Company's Form 10-K) to other licensees; and the development of other projects that will utilize the Briquetting Technology in the manufacture of synthetic fuels. The majority of the current quarter costs were principally attributable to research and development efforts related to the Company's synthetic fuels technology.

     Selling, general and administrative expense decreased $66,760 or 8% to $740,554 for the quarter ended December 31, 1997 from $807,314 for the quarter ended December 31, 1996. The decrease related principally to reductions in costs for administrative labor and outside professional services. The reduction in these expenses is due to the Company's use of personnel, resources and efforts for the commercialization of the Company's synthetic fuel technology.

     Compensation expense on stock options, stock warrants and issuance of common stock decreased $105,468 or 34% to $207,491 for the quarter ended December 31, 1997 from $312,959 for the quarter ended December 31, 1996. The decrease is attributable to reduction in the use of stock options in compensating employees and consultants of the Company. The reduction is also reflective of a general change in the Company philosophy regarding the strike price for options granted. Generally, stock options that are or will be granted by the Company will not be "in-the-money," thus serving as an incentive to the recipient of the options to add value to the Company.

     In fiscal 1996, the Company was required, under generally accepted accounting principles, to write down the discounted $5 Million 6% promissory note (the "Note") from the sale of Industrial Management and Engineering, Inc., State Incorporated, Central Industrial Construction, Inc. and Larson Limestone Company, Inc. (the "Construction Companies") to the ascertainable value of the Company's common stock collateralizing the Note. This accounting treatment resulted in a write-down of $2,699,575 in fiscal 1996. For the quarter ended December 31, 1997, the Company was required to write-up the Note by $292,500 resulting from the change in the value of the Company's common stock collateralizing the Note, compared to a write-up of $725,000 for the quarter ended December 31, 1996. The Note is guaranteed by the Buyers of the Construction Companies and there has been no event of default or past due payment occur on the Note. The Company has no reason to believe that the payments under the terms of the Note will not be made.

     Total Other Income and Expenses. For the quarter ended December 31, 1997, the Company had other income totaling $222,671 and other expenses of $1,112,508 for net other expenses of $889,837. For the quarter ended December 31, 1996, the Company had other income totaling $147,347 and other expenses of $65,876 for net other income of $81,471. Therefore, there was a net increase in other expenses in the current quarter over the prior year's corresponding quarter of $971,308. This difference is made up principally of interest expense of $1,112,508, which was booked as a result of the transactions the Company entered into with PacifiCorp and Gallagher as explained below.

     During December 1997, the Company executed and amendment to the Convertible Loan and Security Agreement with PacifiCorp Financial Services, Inc. ("PFS"). The agreement modifies an agreement reached on March 20, 1997 which provides funding for completing construction of the Alabama project and acquiring coal fines and for other purposes related to the project. The modification increased the amount available from $5,000,000 to $7,000,000 with a provision that borrowings up to the greater of actual borrowings or $6,000,000 are convertible into common stock under the same terms as the original March 20, 1997 agreement (at a price of $7.00 per share). Based upon the revised terms an expense of $714,286 was incurred during the quarter for conversion rights issued at a price below market.

     In October 1997, the Company entered into an agreement with Gallagher, whereby Gallagher agreed to finance a wash plant being constructed by the Company to provide washed coal fines to the Utah Plant for the manufacture of synthetic fuel. The financing consists of a note bearing interest at 6% per annum with principal and interest due and payable two years from the time the debt was incurred. As additional consideration to Gallagher for the financing, the Company agreed to grant warrants to purchase Company common stock in an amount equal to 10% of the dollar amount financed, with fifty percent of the shares having a purchase price of $10 per share and fifty percent of the shares having a purchase price of $20 per share. The warrants are immediately exercisable and expire in two years. Based upon the issuance of non-detachable warrants at a price below market, $398,222 in interest expense was recognized in the current quarter.

     Net Loss. For the quarter ended December 31, 1997, the Company had a net increase of $437,093 in loss from operations. The increase in net loss is principally attributable to: the increase in interest expense of $1,046,632 due to the PacifiCorp and Gallagher transactions as explained above, and reduction in the write-up on the note receivable from related parties of $432,500. These reductions in income were partially offset by the increase in revenues of $937,478 which increase was principally attributable to advance license fees received from Gallagher and Massey totaling $1 million.

Liquidity and Capital Resources

     Liquidity

     For the quarter ended December 31, 1997, management believes the Company continued to make significant progress in its movement from a development company to an operating company. The increase in cash used by the Company in operating activities from $777,944 for the quarter ended December 31, 1996 to $969,266 for the quarter ended December 31, 1997 was largely due to expenditures made by the Company in the commercialization of its Briquetting Technology, including assistance to licensees of the Company's technology in the development of projects that will utilize the Briquetting Technology, development of projects that the Company intends to construct and sell to other entities, and improvement of the binder and process technology related to production of synthetic fuel. The Company was able to fund this growth principally through the issuance of common stock, preferred stock, warrants, debt, convertible debt and through advance license fees received.

     Capital Resources

     During the quarter ended December 31, 1997, the Company met its cash flow requirements principally through issuance of debt and convertible debt, the sale of equity securities and from advance license fees received. As of December 31, 1997, the Company had a working capital deficit of $6,636,599, compared to a working capital deficit of $3,195,420 at December 31, 1996. The Company believes that its current cash on hand, additional advanced license fees to be received, and, if necessary, available financing will be sufficient to fund the operations of the Company until cash flows from operations are sufficient to fund the Company's operations. However, there is no assurance that the Company will be able to obtain the necessary financing or receive sufficient cash flows from operations during fiscal year 1998.

     The Company anticipates that cash flow from: (i) licensing and royalty fees from plants utilizing the Briquetting Technology; (ii) cash distributions from US #1 and Alabama Synfuel #1, a Delaware limited partnership ("AS #1"); (iii) the sale of chemical binder to plants utilizing the Briquetting Technology; (iv) operating fees for the operation of facilities owned by third parties; (v) payments on notes receivable and (vi) proceeds of equity and debt offerings will be available and used to fund working capital and other operating needs through fiscal 1998.

     In the second and third quarters of the fiscal year ending September 30, 1998, the Company anticipates payments of advance license fees for each site utilizing the Company's Briquetting Technology, except for the Savage Mojave project. The timing for and amount of such fees varies and is tied to the commencement of construction, the completion of construction, the receipt of an IRS Private Letter Ruling ("PLR") for a particular project, or receipt of project financing. Since these conditions should be met no later than June 30, 1998, all such advance license fees, if any, should be received by the end of the third fiscal quarter of 1998.

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

     Advance license fees and ongoing license fees attributable to the Utah Plant and the Alabama Plant are payable to US #1 and AS #1, respectively. The Company would receive its share of such license fees, net of partnership expenses, in the form of cash distributions in proportion to the Company's interests in the partnerships, 60% for US #1 and 80% for AS #1.

     The Company has contracted with its licensees to provide binder materials on a cost plus basis. The Company expects to make income from the sale of binder materials to the Utah Plant and the Alabama Plant in the second quarter of fiscal year 1998. As previously mentioned, the balance of the synthetic fuel facilities that will be utilizing the Briquetting Technology are expected to be placed in service late in the second quarter and in the third quarter of the fiscal year ending September 30, 1998. The Company expects to earn the gross profit from the sale of binder to these other plants when they commence production and in amounts that are proportionate to their production.

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

     During   fiscal  year  1998,   the  Company   anticipates   receiving   its
proportionate share (60% for US #1 and 80% for AS #1) of payments made by Coaltech and BSF (as defined in the Company's Form 10-K) for the purchase of the Utah and Alabama Plants, respectively.

     The Company intends to seek project specific financing for the construction of certain synthetic coal facilities. That financing may be in the form of traditional debt financing, convertible debt, debt with an interest in the cash flow attributable to the facility being financed, or financing by a potential purchaser of the facility. The Company and AS #1 are financing the construction of the Alabama Plant through a convertible debt arrangement with PacifiCorp (see details of arrangement under "Existing Debt Arrangements" below). The Company has made initial payments for one facility through construction financing provided by DTE Energy Services, Inc. The Company has made arrangements to construct a facility the coal preparation site of an eastern coal company through financing obtained from Fun Enterprises Pty Ltd. (see Notes to Financial Statements, footnote 11, "Subsequent Event"). The Company has entered into a conditional letter agreement with Gallagher (as defined below), whereby financing for up to four facilities, subject to its approval of the facility and other conditions would be provided in exchange for an interest in the royalties receivable from the facilities and other fees. The agreement is subject to several conditions and there is no assurance that the financing will be provided. Currently, the Company anticipates that it will finance one project in the amount of approximately $6 million through Gallagher. Facilities being built by licensees of the Company's technology will generally be financed by such licensees. There is no assurance that the Company or its licensees will be able to obtain the necessary financing to construct the synthetic fuel facilities.

     Existing Debt Arrangements

     In May 1995, the Company secured financing in the form of an $825,000 master equipment lease funded by a commercial bank to equip its initial briquetting plant at Geneva Steel Company's facilities. The Company has remaining obligations for lease payments totaling $425,000 through February 2000 at which time the Company has the option to purchase the equipment from the bank for approximately $124,000.

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

     In December 1996, the Company entered into several construction agreements. In each agreement, the Company agreed to penalty clauses in the aggregate amount of $3,012,000 if they failed to build the facilities. The Company booked a liability as of September 30, 1997 in the amount of $1,477,000 of which $1,400,125 remains accrued as of December 31, 1997 for facilities that will not or may not be built. See "ITEM 1. BUSINESS--Business of Company-Joint Ventures-Savage and Other Construction Agreements-Construction Penalties" of the Company's Form 10-K.

     In December 1996, the Company entered into indemnity agreements with Centerline for contingent liabilities aggregating $4,500,000. The Company believes the maximum contingent liability as of the filing of this document under the indemnity agreements is $2,250,000. See "ITEM 1. BUSINESS--Business of

Company--Other Construction Agreements-- Indemnification to Centerline" of the Company's Form 10-K.

     In December 1996, the Company entered into a Debenture Agreement and Security Agreement with Gallagher, whereby the Company borrowed $1,100,000, pursuant to a Convertible Subordinated Debenture accruing interest at 6% per annum and maturing three years from its date of issuance (the "Subordinated Debenture") and $2,900,000 pursuant to Senior Debentures accruing interest at prime plus two percent (2%) and maturing three years from the date of issuance (the "Senior Debenture"). The Subordinated Debenture (including accrued interest) was converted to 140,642 shares of the Company's common stock on May 5, 1997. The Company has granted piggy-back and demand registration rights to Gallagher for the Company common stock issued on conversion of the Subordinated Debenture. The Senior Debentures are collateralized by all real and personal property purchased by the Company with the proceeds of the Senior Debenture. The proceeds of the Subordinated Debenture and the Senior Debenture were used to satisfy contractual obligations of the Company, for working capital and to purchase equipment used to construct coal briquetting facilities to be managed and/or sold by the Company or affiliates of the Company.

     The Company is constructing a wash plant to provide washed coal fines to the Utah Plant for the manufacture of synthetic fuel. The construction is being financed through Gallagher. The total estimated cost for the wash plant is approximately $5.5 Million. As of December 31, 1997, the Company had borrowed $3,440,749. The financing is evidenced by a promissory note executed and delivered by the Company to Gallagher and is secured by the wash plant. The note currently bears interest at 6% per annum with principal and interest due and payable two years from the time the debt was incurred. As additional consideration to Gallagher for the financing, the Company agreed to grant warrants to purchase Company common stock in an amount equal to 10% of the dollar amount financed, with fifty percent of the shares having a purchase price of $10 per share and fifty percent of the shares having a purchase price of $20 per share. The warrants are immediately exercisable and expire in two years. Based upon the issuance of these non-detachable warrants at a price below market, $398,222 in interest expense was recognized in the current quarter.

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

     On March 20, 1997, the Company entered into a Convertible Loan and Security Agreement (the "Loan Agreement") with PacifiCorp. On December 12, 1997, the Company and PacifiCorp amended the Loan Agreement. Under the amended Loan Agreement terms, the Company may borrow up to $7,000,000 as evidenced by a draw down promissory note (the "Promissory Note") payable to PacifiCorp. As of December 31, 1997 the Company had drawn $5,712,917 under the Loan Agreement. Principal and accrued interest on the Promissory Note are due and payable on August 31, 1998 (the "Due Date"), unless the Promissory Note is converted into Company common stock. Interest due on the Promissory Note is calculated based on a 360 day year and the actual number of days lapsed, and will be compounded monthly. The interest rate is a rate per annum equal to the lesser of (i) the highest rate allowed by law, or (ii) the sum of the rate of interest publicly announced by Morgan Guaranty Trust Company of New York in New York City from time to time plus two percent (2%) per annum. The proceeds of the loan (the "Loan") may be used by the Company to: (i) complete construction of the Alabama Plant; (ii) finance the purchase of coal fines for the Alabama Plant; (iii) fund the net working capital needs of the Alabama Plant; (iv) finance the development and construction of a wash plant for coal fines; and (v) other uses related to the Alabama Plant approved by PacifiCorp in its sole discretion. The Company's obligation to repay the Loan is secured by a security interest and lien on certain property relating to the Alabama Plant. In addition, PacifiCorp has the right to convert the greater of $6,000,000 or the actual amount borrowed by the Company up to $7 Million at a conversion price of $7.00 per share, subject to certain adjustments as provided in the Loan Agreement. On May 5, 1997, PacifiCorp filed a Schedule 13D with the Securities and Exchange Commission reporting its beneficial ownership as being in excess of 5% of the shares of Company common stock should PacifiCorp convert the full amount of the Loan. Pursuant to the Registration Rights Agreement, dated as of March 20, 1997, between the Company and PacifiCorp, PacifiCorp has been granted certain demand and piggy-back registration rights with respect to shares of Company common stock that could be acquired by PacifiCorp pursuant to the Loan Agreement.

     Based upon the revised terms, an expensed of $714,286 was recognized in the current period for conversion rights issued at a price below market.

     In the quarter ended December 31, 1997, the Company entered into an interim construction financing agreement with DTE Energy Services, Inc. to finance up to $2 Million for the Company's purchase of equipment and payment of other project development costs relating to certain facilities. As of the filing of this report, approximately $560,000 has been advanced under this financing agreement. The Company's obligation to repay the amounts borrowed is secured by the collateral purchased with the proceeds of the financing. Interest accrues on the amount advanced at a per annum rate equal to the LIBOR rate plus 1% adjusted monthly commencing December 1, 1997. The principal amount of the financing is payable upon the closing of a take-out construction loan or December 31, 1998, whichever occurs first. See "ITEM 1. BUSINESS--Business of Company--Other Construction Agreements--Major Utility" of the Company's Form 10-K.

     On January 29, 1998, the Company entered into a loan and security agreement with Fun Enterprises, Pty Ltd. ("Fun"), a current holder of the Company's Class B preferred stock, relating to the development and construction of a mobile, skid-mounted synthetic fuel production facility at a coal preparation site of an eastern coal company. The agreement allows the Company to borrow up to $5,800,000, The interest rate will be 12% per annum until August 31, 1998, and 15% per annum thereafter until paid. Fun will also have the right to receive certain royalties after the facility is sold. As of the date of this filing the company has drawn $1,800,000 on the loan. The loan is due in full at the earlier of the sale of the facility or December 31, 1999. The Company has entered into a letter of intent with the eastern coal company to provide feedstock for the plant and operating and synthetic fuel sales services. Construction of the facility has commenced.

Forward Looking Statements

     Statements regarding the Company's expectations as to the financing, development and construction of facilities utilizing its Briquetting Technology, the receipt of licensing fees, operating revenues and other information presented in this Quarterly Report on Form 10-Q that are not purely historical by nature, including those statements regarding the Company's future business plans, the construction and estimated completion of facilities, the estimated capacity of facilities, the availability of coal fines, the marketability of the synthetic fuel and other briquettes and the financial viability of the proposed facilities, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting the Company's industry or the coal industry or the economy generally, factors which could cause actual results to differ from expectations set forth in the above-identified forward looking statements include, but are not limited to, the following:

    (i)     The commercial success of the Briquetting Technology.
    (ii) Procurement of necessary equipment to place facilities into operation.
    (iii) Securing of necessary sites, including permits and raw materials, for facilities to be constructed and operated.
    (iv) Timely construction and completion of synthetic fuel facilities, by the placed-in-service date June 30, 1998.
    (v) Ability to obtain needed additional capital on terms acceptable to the Company.
    (vi) Changes in governmental regulation or failure to comply with existing regulation which may result in operational shutdowns of its facilities.
    (vii) The availability of tax credits under Section 29 of the Internal Revenue Code of 1986, as amended ("Section 29").
    (viii) The commercial feasibility of the Briquetting Technology upon the expiration of Section 29 tax credits.
    (ix) Ability to meet financial commitments under existing contractual arrangements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Not applicable.


                           PART II- OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

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


ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

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

             In September 1997, the Company entered into an agreement to purchase all the outstanding shares in Covol Australia, Pty Ltd, an Australian entity licensed to use the Briquetting Technology in revert applications in Australia. Pursuant to the agreement, in October 1997, the Company issued 30,000 shares of Company common stock to six individuals as consideration for the purchase. These shares were shown as "to be issued" at September 30, 1997.

             As of September 18, 1997, the Company privately sold 104,294 units to three accredited investors for an aggregate purchase price of approximately $2,200,000. Of the 104,294 units, 100,008 were issued during September 1997, and 4,286 were issued during October 1997. Each unit consisted of (i) three shares of the Company's Series B Convertible Preferred Stock, par value $.001 per share (the "Series B Preferred Stock"), and (ii) a warrant to acquire one share of Company common stock, at a price of $8.00 per share. The purchase price for each unit was $21.00. The warrants are exercisable at any time on or before September 30, 1999. The Series B Preferred Stock sold as part of a unit was issued pursuant to the terms of a Certificate of Designation filed with the Delaware Secretary of State (the "Series B Certificate of Designation"). Under the Series

B Certificate of Designation, the Series B Preferred Stock (i) accrues dividends on a daily basis at a rate equal to the 2-year treasury bond rate plus one and one-half percent (initially 7.29% per annum but subject to a one-time adjustment on March 18, 1998) on the liquidation value of each share from the date of issuance until paid or converted (with no compounding of dividends being authorized) payable semi-annually in the discretion of the Company, (ii) is redeemable by the Company at any time after 30 days' written notice at the liquidation value plus accrued and unpaid dividends, (iii) has no voting rights unless specifically authorized by the Delaware General Corporate Law, (iv) is convertible by the Company at any time after September 30, 1998 at a conversion price of $7.00 per share. The units were privately placed pursuant to subscription agreements between the Company and the accredited investors. In connection with the sale of the Series B Preferred Stock, the Company issued, as a finders fee to two accredited investors, warrants to acquire an aggregate of 62,576 shares of the Company's common stock at a price of $8.00 per share at any time prior to September 30, 1999. Of the total number of warrants and shares of common stock issued in this private placement, 12,858 shares and 4,286 warrants were issued during the current quarter.

             As of September 30, 1997 and October 13, 1997, the Company accepted subscriptions from 49 accredited investors for the purchase of 119,557 units pursuant to a Confidential Private Placement Memorandum, dated August 28, 1997 (the "Memorandum"), at a price of $35.00 per unit with an aggregate purchase price of approximately $4,200,000. Each unit consisted of five shares of common stock of the Company together with a warrant to purchase one additional share of common stock. The exercise price of the warrant is $8.00 per share and the warrant must be exercised by April 30, 1998. Pursuant to the terms of the Memorandum, the Company has granted to purchasers of the units piggyback registration rights on the shares of common stock underlying the units and the shares of common stock which have or may become issuable from the exercise of the warrants. In connection with the sale of the units under the Memorandum, the Company has agreed to issue to three accredited investors finder fees in the form of warrants to acquire an aggregate of up to 199,262 shares of the Company's common stock at a purchase price of $8.00 per share at any time prior to October 31, 1999. As of December 31, 1997, 597,785 shares had been issued, of which 547,785 shares were issued in the current quarter.

             In October  1997,  the  Company  granted  options to acquire  2,500
shares  to  John  P.  Hill,  Jr.,  a  Director  of  the  Company,   as  director
compensation. The exercise price is $11.50 per share.

             In October 1997, the Company issued 2,500 shares in exercise of options at $1.50 per share. The consideration was paid in cash. The options were issued in fiscal 1995.

             In October 1997, the Company entered into an agreement with Gallagher, whereby Gallagher agreed to finance the wash plant being constructed by the Company to provide washed coal fines to the Utah Plant for the manufacture of synthetic fuel. The financing consists of a note bearing interest at 6% per annum with principal and interest due and payable two years from the time the debt was incurred. As additional consideration to Gallagher for the financing, the Company agreed to grant warrants to purchase common stock in an amount equal to 10% of the dollar amount financed, with fifty percent of the shares having a purchase price of $10 per share and fifty percent of the shares having a purchase price of $20 per share. The warrants are immediately exercisable and expire in two years.

             In October 1997, the Company entered into a financial agreement with DTE Energy Services, Inc. relating to the purchase of equipment for up to two synthetic fuel production facilities. The agreement allows the Company to borrow up to $2,000,000 with interest at LIBOR plus 1.0% (LIBOR was 6.84% on December 31, 1997). The Company has drawn $559,334 under the agreement as of December 31, 1997. Amounts are due at the earlier of the closing of alternative financing or December 31, 1998.

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

             During December 1997, the Company executed an amendment to the Convertible Loan and Security Agreement with PacifiCorp Financial Services, Inc. ("PFS"). The agreement modifies an agreement reached on March 20, 1997 which provides funding for completing construction of the Alabama project and acquiring coal fines and for other purposes related to the project. The modification increased the amount available from $5,000,000 to $7,000,000 with a provision that borrowings up to the greater of actual borrowings or $6,000,000 are convertible into common stock under the same terms as the original March 20, 1997 agreement, at a price of $7.00 per share.

             On January 29, 1998, the Company entered into a loan and security agreement with Fun Enterprises, Pty Ltd. ("Fun"), a current holder of the Company's Class B preferred stock, relating to the development and construction of a mobile, skid-mounted synthetic fuel production facility at a coal preparation site of an eastern coal company. The agreement allows the Company to borrow up to $5,800,000. The interest rate will be 12% per annum until August 31, 1998, and 15% per annum thereafter until paid. Fun will also have the right to receive certain royalties after the facility is sold. As of the date of this filing the Company has drawn $1,800,000 on the loan. The loan is due in full as the earlier of the sale of the facility or December 31, 1999. The Company has entered into a letter of intent with the eastern coal company to provide feedstock for the plant and operating and synthetic fuel sales services. construction of the facility has commenced.



             The Company used the proceeds of the above-listed issuances to finance Company operations and to pay related finder's fees.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.      OTHER INFORMATION

                  None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits

                           Those exhibits previously filed with the Securities and Exchange Commission as required by Item 601 of Regulation S-K, are incorporated herein by reference in accordance with the provisions of Rule 12b-32.

                           Exhibit 27.1  Financial Data Schedule

                  (b)  Reports on Form 8-K

                           No  current  report on Form 8-K was filed  during the
quarter.

                                    SIGNATURE


             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: February 17, 1998


                                 COVOL TECHNOLOGIES, INC.


                                 By: /s/ Brent M. Cook
                                    --------------------
                                 Brent M. Cook, Chief Executive Officer and
                                 Principal Executive Officer



                                 By: /s/ Stanley M. Kimball
                                    ------------------------
                                 Stanley M. Kimball, Principal Financial Officer