Form 10-Q/A
period 1997-03-31
COVOL TECHNOLOGIES INC
filed 1998-05-14
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                  AMENDMENT #1
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

          For the transition period from _____________________________

                         Commission file number 0-27803

                            COVOL TECHNOLOGIES, INC.
                            ------------------------
               (Exact name of registrant specified in its charter)

              DELAWARE                                 87-0547337
              --------                                 ----------
  State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization                     Identification No.)


                   3280 North Frontage Road, Lehi, Utah 84043
                   ------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (801) 768-4481
                                 --------------
              (Registrant's telephone number, including area code)




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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Stock                                 Amount Outstanding
     --------------                                 ------------------
$.001 par value Common Stock                 7,944,870 Shares of Common Stock
                                                       at May 8, 1997

                            COVOL TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------
Part I - Financial Information

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


         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations...............................................9



Part II - Other Information

         Item 1.   Legal proceedings.......................................14
         Item 2.   Changes in securities...................................14
         Item 3.   Defaults upon senior securities.........................15
         Item 4.   Submission of matters to a vote.........................15 of security holders
         Item 5.   Other information.......................................15
         Item 6.   Exhibits and reports on Form 8-K........................16



         This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act. The cautionary language regarding forward looking statements set forth in Item 2 of Part I of this report should be carefully reviewed in connection with the review of any portion of this report.


                                     COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATE BALANCE SHEETS
                                                    (Unaudited)
                                          ------------------------------


                                                                               As of                      As of
                                                                             March 31,               September 30,
         ASSETS                                                                 1997                      1996
                                                                         -----------------         ------------------
Current assets:
   Cash and cash equivalents                                             $          44,253         $          490,106
   Receivables                                                                      32,084                     77,744
   Inventories                                                                     363,594                    162,757
   Advances on inventory                                                           750,000                          0
   Notes receivable - current                                                      362,995                          0
   Notes receivable - related parties, current                                       1,732                      3,733
   Prepaid expenses and other current assets                                        82,535                     44,733
                                                                         -----------------         ------------------
Total current assets                                                             1,637,193                    779,073
                                                                         -----------------         ------------------
Property, plant and equipment, net of accumulated depreciation                   8,031,556                  7,125,245
                                                                         -----------------         ------------------
Other assets:
   Cash surrender value of life insurance                                          152,112                    152,112
   Notes receivable - non-current                                                3,423,753                          0
   Notes receivable - related parties, non-current                                 672,125                    700,000
   Deposits and other assets                                                       107,010                     15,642
                                                                         -----------------         ------------------
Total other assets                                                               4,355,000                    867,754
                                                                         -----------------         ------------------
Total assets                                                             $      14,023,749         $        8,772,072
                                                                         =================         ==================
         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                      $       1,005,750         $        2,183,278
   Payable for coal briquetting equipment                                        1,402,040                          0
   Accrued liabilities                                                             518,617                    333,936
   Notes payable - current                                                         573,545                    958,086
   Notes payable - related parties, current                                        895,470                    786,000
                                                                         -----------------         ------------------
Total current liabilities                                                        4,395,422                  4,261,300
                                                                         -----------------         ------------------
Long-term liabilities:
   Notes payable and convertible debentures - non-current                        4,847,133                    150,980
   Deferred revenue from advance license fees                                    1,400,000                          0
   Deferred compensation                                                           218,179                    212,612
                                                                         -----------------         ------------------
Total long-term liabilities                                                      6,465,312                    363,592
                                                                         -----------------         ------------------
Total liabilities                                                               10,860,734                  4,624,892
                                                                         -----------------         ------------------
Minority interest in consolidated subsidiaries                                   4,077,874                  4,380,544
                                                                         -----------------         ------------------
Commitments and contingencies (notes 3 and 7)

Stockholders' deficit:
   Common stock:  $0.001 par value; authorized:  25,000,000
      shares issued and outstanding:  7,944,870 at March 31, 1997
       and 7,610,373 at September 30, 1996                                           7,945                      7,610
   Common stock to be issued: 0 shares at March 31, 1997
      and 103,750 at September 30, 1996                                                  0                        104
   Capital in excess of par value                                               36,825,649                 32,780,515
   Capital in excess of par value - common stock to be issued                            0                    934,896


   Accumulated deficit                                                        (24,691,742)               (21,196,476)
   Notes and interest receivable - related parties from issuance of


      or collateralized by common stock (net of allowance) (note 4)            (7,587,966)                (7,580,071)
   Deferred compensation from stock options                                    (5,468,745)                (5,179,942)
                                                                         -----------------         ------------------
Total stockholders' deficit                                                      (914,859)                  (233,364)
                                                                         -----------------         ------------------
Total liabilities and stockholders' deficit                              $      14,023,749         $        8,772,072
                                                                         =================         ==================

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                                              COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (Unaudited)
                                                        -------------------


                                                 Three months            Three months             Six months            Six months
                                                     Ended                   Ended                  Ended                 Ended
                                                   March 31,               March 31,               March 31,             March 31,
                                                     1997                     1996                   1997                  1996
                                                ---------------         ---------------        ----------------        ------------
Revenues:
   Synthetic fuel sales                         $        20,194         $             0        $        124,341        $          0
   Binder sales                                           4,017                       0                   4,017                   0
                                                ---------------         ---------------        ----------------        ------------
Total revenues                                           24,211                       0                 128,358                   0
                                                ---------------         ---------------        ----------------        ------------
Operating costs and expenses:
   Cost of briquetting operations                       467,612                 430,326                 832,192             430,326
   Research and development                              65,396                  90,357                 170,463             525,251
   Selling, general and administrative                  422,523                 675,618               1,229,837           1,671,590
   Compensation expense on stock options                235,739               2,576,910                 548,698           2,889,869
   Compensation expense on issuance of
      common stock                                       40,500                  45,873                  40,500              69,123
   Minority interest in income (loss) of
      consolidated subsidiaries                        (342,518)                      0                (360,670)                  0
                                                ---------------         ---------------        ----------------        ------------
Total operating costs and expenses                      889,252               3,819,084               2,461,020
           5,586,159
                                                ---------------         ---------------        ----------------        ------------
         Operating income (loss)                       (865,041)             (3,819,084)             (2,332,662)         (5,586,159)
                                                ---------------         ---------------        ----------------        ------------
Other income (expense):
   Write-up (Write-down)  of note
   receivable (note 4)                                 (431,250)               (199,575)                293,750            (199,575)
   Interest income                                       50,051                  92,864                 177,857             111,356
   Interest expense                                  (1,568,592)                (29,776)             (1,634,468)            (44,048)
   Other income (expense)                                 3,064                (144,797)                  4,453            (144,198)
   Loss on sale of assets                                (4,196)                      0                  (4,196)                  0
                                                ---------------         ---------------        ----------------        ------------
Total other income (expense)                         (1,950,923)               (281,284)             (1,162,604)           (276,465)
                                                ---------------         ---------------        ----------------        ------------
Loss from continuing operations before
  income taxes                                       (2,815,964)             (4,100,368)             (3,495,266)         (5,858,883)
Income tax provision                                          0                 (23,000)                      0             (23,000)
                                                ---------------         ---------------        ----------------        ------------
Loss from continuing operations                      (2,815,964)             (4,123,368)             (3,495,266)         (5,881,883)
                                                ---------------         ---------------        ----------------        ------------
Discontinued operations:
   Loss from discontinued operations                          0                (440,588)                      0            (590,480)
   Loss on disposal of discontinued operations                0                 291,025                       0            (291,025)
                                                ---------------         ---------------        ----------------        ------------
Income (loss) from discontinued operations                    0                (731,613)                      0            (881,505)
                                                ---------------         ---------------        ----------------        ------------
Net loss                                        $    (2,815,964)        $    (4,854,981)       $     (3,495,266)       $ (6,763,388)
                                                ===============         ===============        ================        ============
Net loss per common share:

   Loss per share from continuing operations    $         (0.36)        $         (0.58)       $          (0.45)       $      (0.90)
   Loss per share from discontinued operations             0.00                   (0.10)                   0.00               (0.13)
                                                ---------------         ---------------        ----------------        ------------
Net loss per share (note 2)                     $         (0.36)        $         (0.69)       $          (0.45)       $      (1.03)
                                                ===============         ===============        ================        ============
Weighted average shares outstanding                   7,854,178               7,084,704               7,785,579           6,546,244
                                                ===============         ===============        ================        ============

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                                     COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                         ---------------------------------

                                                                                  Six Months Ended        Six Months Ended
                                                                                       Ended                   Ended
                                                                                      March 31,               March 31,
                                                                                         1997                    1996
                                                                                 -------------------      ------------------
Cash flows from operating activities:

   Net loss                                                                      $        (3,495,266)     $       (6,763,388)
      Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                       104,345                  86,421
         Common stock issued for services                                                     40,500                 361,456
         Write-down (write-up) of note receivable                                           (293,750)                199,575
         Amortization of deferred compensation on stock options                              548,698               2,889,869
         Loss on disposal of discontinued subsidiaries                                             0                 291,025
         Interest earned on notes receivable - related parties, collateralized by
         common stock                                                                        (79,165)                (88,594)
         Interest expense based upon issuance of convertible debt at a discount            1,428,571                       0
         Loss on sale of equipment                                                             4,196                       0
         Deferred income taxes                                                                     0                  23,000
         Loss applicable to minority interests in subsidiaries                              (360,670)                      0
   Increase  (decrease)  from changes in assets and  liabilities  of  continuing operations:
      Receivables                                                                             45,660                  20,562
      Inventories                                                                           (200,837)                (22,208)
      Advances on inventory                                                                 (750,000)                      0
      Prepaid expenses and other current assets                                              (37,802)                   5,402
      Deposits and other assets                                                              (91,368)                 (42,553)
      Accounts payable                                                                    (1,177,528)                 218,872
      Payable for coal briquetting equipment                                               1,402,040                        0
      Accrued liabilities                                                                    184,681                 (171,557)
      Deferred compensation                                                                    5,567                    5,287
      Deferred revenue from advance license fees                                           1,400,000                        0
   Discontinued operations non-cash charges and working capital changes                            0                 (202,259)
                                                                                 -------------------      -------------------
Net cash used in operating activities                                                     (1,322,128)              (3,189,090)
                                                                                 -------------------      -------------------
Cash flows from investing activities:
   Cash paid for property, plant and equipment                                            (4,514,852)              (1,736,669)
   Issuance of notes receivable                                                              (49,456)                       0
   Issuance of notes receivable - related parties                                                  0                   (8,495)
   Proceeds from notes receivable                                                             24,728                        0
   Proceeds from notes receivable - related parties                                           29,876                        0
   Increase in cash surrender value of life insurance                                              0                   (6,250)
                                                                                 -------------------      -------------------
Net cash used in investing activities                                                     (4,509,704)              (1,751,414)
                                                                                 -------------------      -------------------
Cash flows from financing activities:
   Proceeds from cash overdraft                                                                    0                   14,464
   Proceeds from issuance of limited partnership interests in subsidiaries                   350,000                        0
   Payments on distribution to limited partnership interests in subsidiaries                (292,000)                       0
   Proceeds from notes payable                                                             4,710,721                        0
   Proceeds from notes payable - related party                                               109,470                        0
   Payment on notes payable                                                                 (260,713)                 (11,159)
   Payment on notes payable - related parties                                                      0               (2,169,339)
   Proceeds from note receivable - related parties collateralized by common stock            103,000                  164,841
   Proceeds from issuance of common stock (net)                                              665,501                5,650,531
                                                                                 -------------------      -------------------
Net cash provided by financing activities                                                  5,385,979                3,649,338
                                                                                 -------------------      -------------------

Net decrease in cash                                                                        (445,853)              (1,291,166)

Total cash and cash equivalents, beginning of period                                         490,106                1,291,166
                                                                                 -------------------      -------------------
Total cash and cash equivalents, end of period                                   $            44,253      $                 0
                                                                                 ===================      ===================

Supplemental schedule of noncash investing and financing activities:
    Common stock issued for notes receivable                                     $                 0      $         6,159,375
    Common stock issued on payment of notes payable                                          138,396                        0
   Obligations assumed in connection with sale of subsidiaries                                     0                4,636,435
   Note receivable for subsidiaries (net of imputed interest)                                      0                4,349,575
   Notes receivable issued for sale of briquetting facility                                3,500,000                        0

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

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

4.       Change in Estimate of Fair Value of Note Receivable

During the three months ended March 31, 1997, the Company increased the allowance for impairment on the $5,000,000 face value note receivable from two stockholders by $431,250 to an adjusted loan value of $1,943,750. The increase in the allowance was based upon a $3.875 per share decrease in the Company's common stock that collateralizes the note receivable. The estimate is subject to future fluctuations due to market changes. (See Part II, Item 5 for discussion of note receivable.)

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

PacifiCorp Financial Services, Inc.

As a part of its Alabama transaction with PacifiCorp, the Company executed a Convertible Loan and Security Agreement with PacifiCorp Financial Services, Inc. ("PFS") dated March 20, 1997. The agreement provides for the Company to borrow up to $5,000,000 primarily for: completing construction of the Alabama project, acquiring coal fines and for other purposes related to the project. To secure the loan, the Company and Alabama Synfuel #1, Ltd. gave PFS a security interest in all personal and real property assets connected with the Alabama project. The loan accrues interest at prime plus two (2%) with interest and principal payable on March 20, 1998. The agreement provides PFS with the option to convert the unpaid principal and interest and any remaining loan commitment amount into shares of the Company's common stock, convertible at $7.00 per share. As of March 31, 1997 the Company had not drawn down any funds on the $5,000,000 credit line. As of May 15, 1997, the Company had drawn $1,014,723 of the $5,000,000 credit line. The quoted price for the Company's common stock was $9.00 on March 20, 1997. The difference of $2.00 between the conversion price and market value resulted in an interest change of $1,428,571 in the March 31, 1997 quarter.

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


                                                                                                         Notes and interest
                                                                                                        receivable-related  Deferred
                                       Common Stock              Common Stock to be  issued                 parties from     compen-
                                                   Capital in                     Capital in               issuance of, or    sation
                                                    excess of                      excess of  Accumulated   collateralized  on stock
                                Shares     Amount   par value    Shares   Amount   par value   Deficit     by, common stock  options
                                ------     ------   ---------    ------   ------   ---------   -------     ----------------  -------

Balance at January 1, 1997     7,734,123   $7,734  $33,952,892   85,000    $85     $632,415  ($21,875,778) ($8,283,480) ($5,129,484)

Common stock issued for cash      60,000       60      584,940  (60,000)   (60)    (584,940)
received in a prior period

Cash received in payment on                                                                                      1,500
notes receivable - related parties
from issuance of common stock

Common stock issued for cash,    125,000      125      105,376  (25,000)   (25)     (47,475)
including exercise of stock
options (net)

Deferred compensation related                          575,000                                                             (575,000)
to the issuance of stock options
at below market value to officers,
directors, employees and consultants

Amortization of deferred                                                                                                    235,739
compensation on stock options

Interest earned on notes receivable -                                                                          (80,986)
related parties from issuance of or
collateralized by common stock

Write-down of notes receivable -                                                                               775,000
related party

Common stock issued for services   4,834        5       40,495

Common stock issued to repay      20,913       21      138,375
note payable

Interest expense based upon                          1,428,571
issuance of convertible debt
at a discount

Net loss for the quarter ended                                                                 (2,815,964)
March 31, 1997

                               ---------   ------  -----------  -------    ---     --------  ------------  -----------  -----------
Balance at March 31, 1997      7,944,870   $7,945  $36,825,649        0     $0           $0  ($24,691,742) ($7,587,966) ($5,468,745)
                               =========   ======  ===========  =======    ===     ========  ============= ===========  ===========

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)
                           --------------------------

7.       Contingencies

In connection with construction agreements entered into by the Company in December 1996, in order to assure the agreements would be considered binding on the Company, the Company agreed to penalty clauses in the aggregate amount of $3,012,000 if the Company fails to build the facilities. There can be no assurance that the facilities will be built. In connection with licensing agreements entered into by the Company, in December 1996, the Company entered into indemnity agreements with a contractor which resulted in a contingent liability of up to $4,500,000 on or after June 2, 1998.

The Company entered into a letter of intent with Innovative Technologies in July of 1995 to apply Covol's briquetting technology to certain metallic ores supplied by Innovative. The Company conducted numerous tests of the ore through the fall of 1995, and concluded from the results that the venture was not economically viable. Accordingly, final agreement to process the ore was never reached. Innovative filed suit in March 1997, alleging that Covol breached its letter of intent with Innovative. Covol intends to defend the suit. On March 4, 1997, Innovative Holding Company, Inc., a California corporation, and ORO Limited, a California limited partnership, filed a civil complaint against the Company alleging breach of the letter of intent in the amount of $500,000 plus damages. The Company intends to defend the suit.

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

On February 1, 1996, the Company entered into a Stock Purchase Agreement with former principals of IME, State, CIC and Larson to sell all of the common shares of the subsidiaries to the Buyers for a $5,000,000 face value 6% promissory note. The Buyers have raised various contentions regarding the Note and the Agreement. The Note is collateralized by 130,000 shares of the Company's common stock and 50,000 options to purchase common stock at $1.50 per share owned by the Buyers and held by the Company and personal guarantees of the Buyers. The
Buyers claim that Covol is responsible to pay additional amounts beyond the $3,500,000 provided for in the agreement. Furthermore, the Buyers claim that the Company represented to them payment terms that are different from the original promissory note. The Company accrued as of September 30, 1996 approximately $650,000 of additional expenses related to the discontinued operations for the wind-down period which were paid or accrued by the subsidiaries. The Company is investigating the claims made by the Buyers and the Company anticipates that an amicable settlement can be reached. However, there can be no assurance that a settlement will be reached with the Buyers.

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

9.       Sale of Utah Briquetting Project.

On March 10, 1997, the Coal briquetting facility located near Price, Utah (the "Utah Project") was sold to Coaltech No. 1 L.P., ("Coaltech") a limited partnership. The sold property consisted of tangible personal property used in the manufacture of synthetic coal fuel. The sale was effective March 7, 1997. The ownership of Coaltech reflects Covol Technologies, Inc. as general partner (holding a 1% interest), AJG Financial Services, Inc. and Square D Company. AJG Financial Services, Inc. is a wholly-owned subsidiary of Arthur J. Gallagher & Co., and Square D Company is a subsidiary of Groupe Schneider. The Sale was funded by a promissory note of $3,500,000 with quarterly payments of $130,000 through December 31, 2007.

In connection with the sale to Coaltech No. 1 L.P., Coaltech paid an initial license fee of $1,400,000 to the Company, for use of the coal briquetting technology. The Company has entered into an agreement to purchase the production of the Utah facility from Coaltech. Accordingly, this fee is reflected as deferred revenue from advance license fees in the March 31, 1997 balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Three months ended March 31, 1997 compared to three months ended March 31, 1996

Revenues

In the three months ended March 31, 1997, the Company had revenues of $24,211 that resulted from the sale of synthetic fuels and binder sales.

Margins, Costs and Expenses

The Company's operating loss of $865,041 for the quarter ended March 31, 1997 decreased by $2,954,043 compared to a loss of $3,819,084 reported in the comparable period in 1996. The reduction in operating loss was due principally to: a reduction in compensation expense on stock options of $2,576,910 to $235,739; a decrease in research and development expenses of $24,961 due to the Company's focus on commercialization of its technology through the construction and startup of its first full scale briquetting facility; a decrease in selling, general and administrative expenses of $253,095 related principally to reductions in costs for outside professional services and travel expenses; a decrease in cost of briquetting operations of $37,286 to $467,612. Compensation expense on stock options for the three months ended March 31, 1996 of $2,576,910 is based on the restated financial statements for that period filed in the Company's Form 10-Q/A, Amendment No. 1 for the period ended March 31, 1996.

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

Interest expense for the quarter ended March 31, 1997 increased by $1,538,816 over the corresponding quarter in 1996 primarily as a result of convertible debt of $5,000,000 that was finalized during that quarter and included a conversion price that was below the market value of the Company's common stock.

Net Loss

For the quarter ended March 31, 1997, the Company has a net loss of $2,815,964 as compared to a net loss of $4,854,981 for the comparable period in 1996. In addition to the items described above, the decrease in net loss is also due to the difference in loss from discontinued operations. For the three months ended March 31, 1996 the loss from discontinued operations was $731,613. There was no additional loss for discontinued operations recorded for the quarter ended March 31, 1997. The decrease in operating expenses was offset by an increase in write-down of the note receivable related to the sale of the Company's previously owned subsidiaries (discontinued operations) in the amount of $231,675 to $431,250.

Results of operations

Six months ended March 31, 1997 compared to six months ended March 31, 1996

Revenues

In the six months ended March 31, 1997, total revenues were $128,358. The Company had revenue of $124,341 from the sale of briquettes in the six months ended March 31, 1997 and binder sales of $4,017. The sale of briquettes is primarily attributable to production from the Utah Project.

Margins, Costs and Expenses

The Company's operating loss decreased to $2,332,662 for the six months ended March 31, 1997 from $5,586,159 loss reported in the comparable period in 1996. The change in operating loss was due principally to: a reduction in compensation expense on stock options of $2,341,171 to $548,698; increase in cost of briquetting operations of $512,826 to $832,192; a decrease in research and development expenses of $354,788 due to the Company's focus on commercialization of its technology through the construction and startup of its first full scale briquetting facility; a decrease in selling, general and administrative expenses of $441,753 related principally to reductions in costs for outside professional services and travel expenses; and an increase of the minority interest in loss of consolidated subsidiaries of $360,670 from $0 for the comparable period in 1996. Compensation expense on stock options for the six months ended March 31, 1996 of $2,889,869 is based on the restated financial statements for that period filed in the Company's Form 10-Q/A, Amendment No. 1 for the period ended March 31, 1996.

Cost of briquetting operations for the six months ended March 31, 1997 was $832,192, an increase of $401,866 from the comparable period in 1996. The cost for briquetting operations was substantially more than the revenue generated for the sales of briquettes because the amount includes costs for the continuing refinement and development of the briquetting process and product. For a more detailed discussion of the Company's operations, see the Company's Form 10-K for fiscal year ended September 30, 1996 and Form 10-Q for the quarter ended December 31, 1996.

Net Loss

For the six months ended March 31, 1997, the Company had a net loss of $3,495,266 as compared to a net loss of $6,763,388 for the comparable period in 1996. In addition to the items described above, the decrease in net loss is also due to other income of $3,947 for the six months ended March 31, 1997 compared to other expenses of $276,465 incurred in the same period for 1996 and no loss from discontinued operations for the period ended March 31, 1997. For the six month period ended March 31, 1996 the Company incurred a loss from discontinued operations of $881,505.

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

At March 31, 1997, the Company had a working capital deficit of $2,758,229. The Company is currently in discussions with various sources for equity financing. The Company believes that the resources described above and the potential equity financing will be adequate for the Company to meet its obligations in fiscal year 1997 notwithstanding its working capital deficit at March 31, 1997. However, there is no assurance that the Company will be able to obtain the necessary equity financing.

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

Debentures

In December 1996, the Company entered into a Debenture Agreement and Security Agreement with AJG Financial Services, Inc. to borrow $4,000,000. In December 1996, $1,100,000 in convertible subordinated debentures (the "Subordinated Debentures") were issued and funded, with an additional $2,900,000 in credit available for future draw downs pursuant to Senior Debentures (non-convertible) to be issued by the Company. On January 2, 1997, the Company drew down $588,683, on February 4, 1997 the Company drew down an additional $1,313,514, on February 21, 1997 the Company drew down an additional $750,000, and on February 28, 1997 the Company drew down an additional 139,975 of the available $2,900,000. The balance of the $2,900,000 loan will be used for construction and development of coal agglomeration facilities. In May 1997, the $1,100,000 convertible subordinated debentures and accrued interest were converted into 140,642 shares of common stock based on a conversion price of $8.00 per share.

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

As described in Part I, Item 2 above, on January 27, 1997 the Company agreed to issue 32,500 shares to certain principals of RAS Securities Corp.

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

Date: May 14, 1998


                           COVOL TECHNOLOGIES, INC.

                           By: /s/ Brent M. Cook
                              --------------------------------------------
                           Brent M. Cook, Chairman of the Board,
                           Chief Executive Officer and Principal
                            Executive Officer


                           By: /s/ Stanley M. Kimball
                              --------------------------------------------
                           Stanley M. Kimball, Principal Financial Officer