Form 10-Q
period 1998-03-31
COVOL TECHNOLOGIES INC
filed 1998-05-14
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

 [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

 [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

                For the transition period from _________________

                         Commission file number 0-27803

                            COVOL TECHNOLOGIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class of Stock                                  Amount Outstanding
      --------------                                  ------------------
$.001 par value Common Stock                10,432,192 Shares of Common Stock
                                                       at May 7, 1998

                            COVOL TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                                                        Page No.

PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL INFORMATION (Unaudited).......................... 3
                  Consolidated Balance Sheets - As of March 31, 1998 and
                    September 30, 1997
                  Consolidated Statements of Operations - For the three
                    months ended March 31, 1998 and 1997 and for the
                    six months ended March 31, 1998 and 1997
                  Consolidated  Statements  of Cash  Flows - For the
                    six months ended March 31, 1998 and 1997
                  Notes to Financial Statements
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS........................16
         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK.......................................................23

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS..........................................23
         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..................24
         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................25
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........25
         ITEM 5.  OTHER INFORMATION..........................................25
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................25

EXHIBIT 27.1      FINANCIAL DATA SCHEDULE....................................27




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


                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                                     As of              As of
                                                                                   March 31,        September 30,
                                                                                     1998                1997
         ASSETS                                                                 ---------------    ----------------

Current assets:
   Cash and cash equivalents                                                    $       558,682    $      4,780,301
   Receivables                                                                          396,757              12,595
   Receivable - stock subscriptions                                                           0             577,500
   Inventories                                                                        1,548,083           1,818,991
   Advances on inventories                                                            1,989,772           1,086,964
   Notes receivable - related parties, current                                          346,395             275,516
   Prepaid expenses and other current assets                                            224,433              51,865
                                                                                ---------------    ----------------
Total current assets                                                                  5,064,122           8,603,732
                                                                                ---------------    ----------------
Property, plant and equipment, net of accumulated depreciation                       29,851,003          13,619,271
                                                                                ---------------    ----------------
Other assets:
   Notes receivable                                                                   7,757,290                   0
   Notes receivable - related parties, non-current                                    3,627,129           3,816,604
   Deposits and other assets                                                            605,607             321,207
                                                                                ---------------    ----------------
Total other assets                                                                   11,990,026           4,137,811
                                                                                ---------------    ----------------
Total assets                                                                    $    46,905,151    $     26,360,814
                                                                                ===============    ================

                     The accompanying notes are an integral
                  part of the consolidated financial statements


                                     COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)



                                                                                     As of              As of
                                                                                   March 31,        September 30,
                                                                                     1998                1997
         LIABILITIES AND STOCKHOLDERS' EQUITY                                   ---------------    ----------------

Current liabilities:
   Accounts payable                                                             $       641,159    $      1,045,147
   Payable for coal briquetting equipment                                             3,121,003           1,967,686
   Due to related party                                                                 454,294           1,038,667
   Accrued liabilities                                                                  521,410           1,023,126
   Accrued contractor liability                                                       1,056,500           1,477,000
   Advance on binder facilities                                                         790,703                   0
   Convertible debentures, current                                                    1,000,000           3,302,422
   Notes payable, current                                                             2,536,679           1,945,104
                                                                                ---------------    ----------------
Total current liabilities                                                            10,121,748          11,799,152
                                                                                ---------------    ----------------
Long-term liabilities:
   Accrued interest                                                                     329,353             204,402
   Notes payable, non-current                                                        15,028,325           2,900,000
   Notes payable - related parties, non-current                                         146,588             489,096
   Deferred revenues from advance licensing fees                                      1,650,000           1,650,000
   Deferred compensation                                                                229,752             223,891
                                                                                ---------------    ----------------
Total long-term liabilities                                                          17,384,018           5,467,389
                                                                                ---------------    ----------------
Total liabilities                                                                    27,505,766          17,266,541
                                                                                ---------------    ----------------
Minority interest in consolidated subsidiaries                                        3,028,118           3,165,996
                                                                                ---------------    ----------------
Commitments and contingencies (Note 10)

Stockholders' equity:
   Preferred stock:  $0.001 par value; authorized 10,000,000 shares, issued and outstanding,  315,882 shares at March 31, 1998 and
     303,024 shares at September 30, 1997                                                   316                 303
   Common stock:  $0.001 par value; authorized 25,000,000 shares, issued and outstanding, 10,256,175 shares at March 31, 1998 and
     8,627,290 shares at September 30, 1997                                              10,256               8,627
   Common stock to be issued: 63,060 shares at March 31, 1998 and
     462,285 shares at September 30, 1997                                                    63                 462
   Capital in excess of par value - preferred                                         5,184,626           5,094,634
   Capital in excess of par value - common                                           55,104,729          41,818,549
   Capital in excess of par value - common stock to be issued                           417,638           3,291,783
   Accumulated deficit                                                             (32,376,300)        (32,191,556)
   Notes and interest receivable - related parties from issuance of or
       collateralized by common stock (net of allowance)                            (7,701,798)         (7,411,278)
   Deferred compensation from stock options                                         (4,268,263)         (4,683,247)
                                                                                ---------------    ----------------
Total stockholders' equity                                                           16,371,267           5,928,277
                                                                                ---------------    ----------------
Total liabilities and stockholders' equity                                      $    46,905,151    $     26,360,814
                                                                                ===============    ================

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                               -------------------


                                               Three months      Three months       Six months         Six months
                                                 ended             ended              ended              ended
                                               March 31,         March 31,          March 31,          March 31,
                                                 1998               1997               1998               1997
                                            ---------------    --------------     --------------    ---------------
Revenues:
   License fees                             $     3,586,000    $            0     $    4,586,000    $             0
   Synthetic fuel sales                               4,888            20,194              4,888            124,341
   Binder sales                                      84,602             4,017             91,605              4,017
   Coal fines                                     1,903,553                 0          1,903,553                  0
   Operation and maintenance fees                    31,655                 0             66,277                  0
                                            ---------------    --------------     --------------    ---------------
Total revenues                                    5,610,698            24,211          6,652,323            128,358
                                            ---------------    --------------     --------------    ---------------
Operating costs and expenses:
   Cost of coal briquetting operations              730,252           467,612          1,187,199            832,192
   Cost of coal fines                             1,903,553                 0          1,903,553                  0
   Research and development                          72,202            65,396            227,893            170,463
   Selling, general and administrative            1,150,848           422,523          1,891,402          1,229,837
   Compensation related to stock options
     and issuance of common stock                   238,556           276,239            446,047            589,198
   Loss (gain) on sale of facility                  (78,401)            4,196            (78,401)             4,196
   Write-down (write-up) of note
     receivable - related parties collateralized
     by common stock                               (270,000)          431,250           (562,500)          (293,750)
                                            ---------------    --------------     --------------    ---------------
Total operating costs and expenses                3,747,010         1,667,216          5,015,193          2,532,136
                                            ---------------    --------------     --------------    ---------------
         Operating income (loss)                  1,863,688        (1,643,005)         1,637,130         (2,403,778)
                                            ---------------    --------------     --------------    ---------------
Other income (expense):
   Interest income                                  180,677            50,051            302,680            177,857
   Interest expense                              (1,179,925)       (1,568,592)        (2,292,432)        (1,634,468)
   Minority interest in net losses
     of consolidated subsidiaries                    52,211           342,518            137,878            360,670
   Other income                                      15,000             3,064             30,000              4,453
                                            ---------------    --------------     --------------    ---------------
Total other income (expense)                       (932,037)       (1,172,959)        (1,821,874)        (1,091,488)
                                            ---------------    --------------     --------------    ---------------
Net income (loss)                           $       931,651    $   (2,815,964)    $     (184,744)   $    (3,495,266)
                                            ---------------    --------------     --------------    ---------------
Earnings (loss) per share:
   Basic                                    $          0.09    $        (0.36)    $        (0.03)   $         (0.45)
                                            ===============    ==============     ==============    ===============
   Diluted                                  $          0.08    $        (0.36)    $        (0.03)   $         (0.45)

Weighted average shares outstanding:
   Basic                                          9,573,529         7,854,178          9,381,673          7,785,579
   Diluted                                       12,031,250         7,854,178          9,381,673          7,785,579


                     The accompanying notes are an integral
                 part of the consolidated financial statements


                                     COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)



                                                                                    Six Months         Six Months
                                                                                       ended             ended
                                                                                  March 31, 1998    March 31, 1997
                                                                                  --------------    ---------------
Cash flows from operating activities:
   Net loss                                                                       $     (184,744)    $   (3,495,266)
      Adjustments  to reconcile  net loss to net cash used in operating activities:
         Depreciation and amortization                                                   177,698            104,345
         Common stock issued for services                                                      0             40,500
         Write-up of note receivable - related parties                                  (562,500)          (293,750)
         Interest expense based upon issuance of convertible debt and warrants
          at a discount                                                                2,265,543          1,428,571
         Amortization of deferred compensation related to stock options                  446,047            548,698
         Interest written off                                                             15,151                  0
         Interest earned on notes receivable - related parties, collateralized by
          common stock                                                                         0            (79,165)
         Loss (gain) on sale of equipment                                                (78,400)             4,196
         Minority interest in net losses of consolidated subsidiaries                   (137,878)          (360,670)
   Increase (decrease) from changes in assets:
      Receivables                                                                       (384,162)            45,660
      Inventories                                                                        270,908           (200,837)
      Advances on inventory                                                             (902,808)          (750,000)
      Prepaid expenses and other current assets                                         (172,568)           (37,802)
      Deposits and other assets                                                          (46,400)           (91,368)
      Accounts payable                                                                  (403,988)           224,512
      Due to related party, net                                                         (584,373)                 0
      Accrued liabilities                                                               (188,189)           184,681
      Accrued contractor liability                                                      (420,500)                 0
      Accrued interest                                                                   124,951                  0
      Note payable for inventory                                                         768,500                  0
      Deferred compensation                                                                5,861              5,567
      Deferred revenue from advance license fees                                               0          1,400,000
                                                                                  --------------    ---------------
Net cash (used in) provided by operating activities                                        8,149         (1,322,128)
                                                                                  --------------    ---------------
Cash flows from investing activities:
   Cash paid for property, plant and equipment                                       (21,677,713)        (4,514,852)
   Issuance of notes receivable                                                       (1,257,290)           (49,456)
   Equipment Deposit                                                                    (238,000)                 0
   Advances on binder facility                                                           790,703                  0
   Proceeds from notes receivable                                                              0             24,728
   Proceeds from notes receivable - related party                                        118,596             29,876
                                                                                  --------------    ---------------
Net cash used in investing activities                                                (22,263,704)        (4,509,704)
                                                                                  --------------    ---------------
Cash flows from financing activities:
   Proceeds from issuance of limited partnership interests in subsidiaries                     0            350,000
   Distributions to limited partnership interests in subsidiaries                              0           (292,000)
   Proceeds from notes payable                                                        16,338,073          4,710,721
   Proceeds from notes payable - related party                                                 0            109,470
   Payments on notes payable                                                              (2,622)          (260,713)
   Payments on notes payable - related parties                                          (342,508)                 0
   Proceeds from notes receivable - related parties, collateralized by common stock      301,829            103,000
   Proceeds from issuance of preferred stock, (net)                                       90,005                  0
   Proceeds from issuance of common stock (net)                                          873,396            665,501
   Proceeds from issuance of common stock to be issued (net)                             198,263                  0
   Proceeds from receivable - stock subscriptions                                        577,500                  0
                                                                                  --------------    ---------------
Net cash provided by financing activities                                             18,033,936          5,385,979
                                                                                  --------------    ---------------
Net decrease in cash                                                                  (4,221,619)          (445,853)

Total cash and cash equivalents, beginning of period                                   4,780,301            490,106
                                                                                  --------------    ---------------
Total cash and cash equivalents, end of period                                    $      558,682    $        44,253
                                                                                  ==============    ===============

                     The accompanying notes are an integral
                 part of the consolidated financial statements


                                     COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                    Six Months         Six Months
                                                                                       ended             ended
                                                                                  March 31, 1998    March 31, 1997
                                                                                  --------------    ---------------

Supplemental schedule of noncash investing and financing activities:
    Payable for briquetting facility                                              $    1,153,317    $     1,402,940
    Common stock issued on conversion of notes payable                                 7,000,000            138,396
    Common stock issued for notes receivable - related party collateralized by
     common stock                                                                         45,000                  0
    Notes receivable issued for sale of briquetting facility                           6,500,000          3,500,000


                     The accompanying notes are an integral
                 part of the consolidated financial statements

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Management Opinion:

In the opinion of management, the accompanying financial statements present fairly the financial position of Covol Technologies, Inc. and Subsidiaries (the "Company") as of March 31, 1998 and September 30, 1997, the results of its operations for the three months and six months ended March 31, 1998 and March 31, 1997 and its cash flows for the six months ended March 31, 1998 and March 31, 1997. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report included in Form 10-K for the year ended September 30, 1997 and the Company's Quarterly Report included on Form 10-Q for the quarter ended December 31, 1997.

2.       Earnings/Loss Per Share Calculation

During fiscal 1998 the Company adopted SFAS No. 128 "Earnings Per Share." Basic earnings (loss) per share is computed based upon the weighted average number of common shares outstanding. The computation of diluted earnings per common share includes contingent issuances of securities that would have a dilutive effect on earnings per share. Contingent issuances were antidilutive in each period for which a net loss was reported; therefore, the amounts reported for basic and diluted loss per share are the same for those periods. See Note 9.

3.       Inventories and Advances on Inventories

Inventories and advances on inventories are stated at the lower of average cost or market, and consist of synthetic fuel, binder materials, and coal fines.

4.       Change in Estimate of Fair Value of Note Receivable

During the three and six months ended March 31, 1998, the Company decreased the allowance for impairment on the $5,000,000 face value note receivable from two stockholders by $270,000 and $562,500, respectively, to an adjusted loan value of $2,152,500. During the three and six months ended March 31, 1997, the Company increased and decreased the allowance by $(431,250) and $293,750, respectively. The changes in the allowance were based on changes in the market value of the Company's common stock that collateralizes the note receivable. The allowance is subject to future fluctuations in the Company's common stock.

5.       Notes Receivable

On November 14, 1997, the Company entered into a financial agreement with CoBon Energy, L.L.C. (CoBon), relating to the purchase of equipment for a synthetic fuel production facility. The original agreement provided that the Company will purchase, on CoBon's behalf, up to $1 million worth of equipment for use in the facility. Subsequently, the maximum amount of the financing was increased to approximately $1,400,000 to provide for additional borrowings by CoBon. As consideration for the loan, the Company will have the right to receive certain royalties from the operations of the facility. If the facility is not completed for any reason, the Company will retain title to the purchased equipment. The Company has paid or incurred costs totaling $812,290 for equipment and has loaned CoBon $445,000, bringing the total note receivable to $1,257,290 as of March 31, 1998.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5.       Notes Receivable, continued

On February 20, 1998, the Company sold the Alabama briquetting facilities to Birmingham Synfuel, L.L.C., a wholly-owned subsidiary of PacifiCorp. The purchase price was $6,500,000 and resulted in a gain of approximately $78,000. The purchase price was paid with a note receivable that bears interest at 12% and shall be repaid in equal consecutive quarterly installments, subject to certain provision limitations, including the net operating cash flow from the Alabama facility. All accrued interest and unpaid principal is due and payable on February 20, 2003.

6.       Advance on Binder Facilities

During the quarter ended March 31, 1998, the Company received advances of approximately $490,000 from A.T. Massay, PacifiCorp, and CoBon for binder facilities under construction, bringing total advances for binder facilities to $790,703 as March 31, 1998.

7.       Notes Payable and Convertible Debentures

A.J.G. Financial Services, Inc.

During October 1997, the Company entered into an agreement with A.J.G. Financial Services, Inc. ("AJG") to provide financing of approximately $4,300,000 for the building of a wash plant at an interest rate of 6%. In addition, the Company granted warrants in an amount equal to 10% of the amount financed. Half of these warrants have a strike price of $10 and half have a strike price of $20. Based upon the market price of the Company's common stock on the date of the agreement, $398,222 of interest expense was recognized due to the $10 warrants. As of March 31, 1998, the Company had borrowed $4,325,433 under this arrangement. The Company began start-up testing of the wash plant during April, 1998.

During the quarter ended March 31, 1998, the Company entered into an additional agreement with AJG to borrow up to $6.5 million at an interest rate of 6% per annum to be used for construction of a briquetting facility located in West Virginia. As of March 31, 1998 the Company had borrowed $4,698,880 under this agreement. The loan is due in full February, 2001.

PacifiCorp Financial Services, Inc.

During December 1997, the Company executed a Convertible Loan and Security Agreement with PacifiCorp Financial Services, Inc. ("PFS"). The agreement modifies an agreement finalized on March 20, 1997 which provides funding for completing construction of the Alabama project, acquiring coal fines and for other purposes related to the project. The modification increased the amount available from $5,000,000 to $7,000,000 with a provision that borrowings up to the lessor of actual borrowings or $6,000,000 are convertible into common stock under the same terms as the original March 20, 1997 agreement (at a price of $7.00 per share). Based upon the December 1997 amendment, an interest expense of $714,286 was recognized during the quarter ended December 31, 1997 because the conversion price is below the market price.

Effective March 3, 1998, PFS exercised their option to convert all outstanding borrowings under this arrangement. The conversion of the borrowings in excess of $6,000,000 resulted in an interest charge of $714,285 during the quarter ending March 31, 1998 because the conversion price is below the market price. PFS also asserted that the Company sold common stock during 1997 at a price that caused the antidilution provisions of its conversion agreement with Covol to become applicable. This resulted in the issuance of additional common stock with a value of approximately $220,000. This amount was charged to interest expense during the quarter ended March 31, 1998.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7.       Notes Payable and Convertible Debentures, continued

DTE Energy Services, Inc.

In October 1997, the Company entered into a financial agreement with DTE Energy Services, Inc. ("DTE") relating to the purchase of equipment for up to two synthetic fuel production facilities. The agreement allows the Company to borrow up to $2,000,000 with interest at LIBOR plus 1.0% (LIBOR was 6.69% on March 31, 1998). The Company has drawn $1,999,719 under the agreement as of March 31, 1998. These borrowings were repaid during May 1998.

Trans Pacific Stores

On March 17, 1998, the Company entered into a loan agreement with Trans Pacific Stores, Ltd. ("TPS") wherein TPS agreed to loan the Company up to $4,000,000. The loan is collateralized by future earned license fees payable to the Company from the synthetic fuel manufacturing facilities constructed by Pace Carbon Fuels, LLC. Interest on the outstanding principal balance accrues at twelve percent (12%) per annum. The interest rate is adjusted to thirteen percent (13%) on September 20, 1998 and to fourteen percent (14%) on December 20, 1998. Each time the interest rate is adjusted, a one percent (1%) renewal fee of $40,000 is due and payable. Interest on the unused portion of the borrowing will accrue interest at one percent (1%) per annum until the loan is paid in full. The outstanding principal and interest is due in full before March 20, 1999. As of March 31, 1998, $530,300 had been borrowed under this arrangement. A member of the Company's Board of Directors is affiliated with TPS.

Fun Enterprises

On January 29, 1998, the Company entered into a loan and security agreement with Fun Enterprises, Pty Ltd. ("Fun"), a current holder of the Company's Class B preferred stock, relating to the development and construction of a mobile, skid-mounted synthetic fuel production facility at a coal preparation site of an eastern coal company. The agreement allows the Company to borrow up to $5,800,000. The interest rate will be 12% per annum until August 31, 1998, and 15% per annum thereafter until paid in full. Fun will also have the right to receive certain royalties after the facility is sold. As of March 31, 1998 the Company has drawn $3,100,000 on the loan. The loan is due in full at the earlier of the sale of the facility or August 31, 1999.


                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7.       Notes Payable and Convertible Debentures, continued


The following is a table  summarizing  notes payable and convertible  debentures previously discussed.
                                                                             March 31, 1998        September 30, 1997
                                                                           -------------------   -----------------------
Note payable to a corporation, bearing interest at 6%
collateralized by plant and equipment.                                     $         4,325,433     $           1,057,849

Note payable to a corporation, bearing interest at 6%.  50% of accrued interest due February 26, 1999 and balance of accrued interest and principal
due February 26, 2001                                                                4,698,880                         -

Note payable to a corporation bearing interest at prime (8.5% at March
31, 1998) plus 2%.  Collateralized by plant and equipment.  Principal
and interest due December 20, 1999                                                   2,813,294                 2,787,255

Convertible  note payable to a corporation,  bearing interest at prime (8.50% at
March 31, 1998) plus 2%. Collateralized by plant, equipment and coal fines. Loan of $6,686,473 plus accrued interest of $313,527 converted to common stock
March 20, 1997.                                                                              -                 3,302,422

Note payable to a corporation bearing interest at LIBOR plus 1.0%
(LIBOR was 6.69% on March  31, 1998). Amounts are due at the
earlier of the closing of alternative financing or December 31, 1998.                1,999,719                         -

Note payable to a corporation.  Interest on the  outstanding  principal  balance accrues at twelve  percent  (12%) per annum.  The  interest  rate is adjusted to thirteen  percent (13%) on September  20, 1998 and to fourteen  percent (14%) on
December 20, 1998.  Each time the interest rate is adjusted,  a one percent (1%)
renewal fee of $40,000 is due and payable. Interest on the unused portion of the borrowing  will accrue  interest at one percent (1%) per annum until the loan is paid in full. The balance and interest is due in full before March 20, 1999.  The
loan is secured by future earned license fees.                                         530,300                         -

Note payable to a corporation bearing interest at 12% per annum until August 31,
1998, and 15% per annum thereafter until paid. The loan
is due in full at the earlier of the sale of the facility or August 31, 1999         3,100,000                         -

Note payable to an individual bearing interest at 9% with monthly
payments.                                                                               97,378                         -

Convertible debenture to two individuals and one trust, bearing interest at prime (8.5% at March 31, 1998) plus 2%.  Principal and interest due
June 30, 1998.  Convertible at $11.00 per share.                                     1,000,000                 1,000,000
                                                                           -------------------   -----------------------
                                                                                   $18,565,004                $8,147,526
   Less: current portion                                                            (3,536,679)               (5,247,526)
                                                                           -------------------   -----------------------
   Total non-current                                                               $15,028,325                $2,900,000
                                                                           ===================   =======================

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



8.      Stockholders' Equity

The table below presents the activity in stockholders' equity from January 1, 1998 through March 31, 1998.

                                                                                                                Notes and
                                                                                                                 interest
                                                                                                                receivable
                                                                                                                -related
                                                                                                                parties
                                                                                                                  from
                                                                                                                issuance
                                                                                                                 of, or    Deferred
                       Preferred Stock            Common Stock          Common Stock to be  issued               collater-   compen-
                                 Capital in                Capital in                Capital in               alized       sation
                                 excess of                  excess of                excess of  Accumulated  by, common  on stock
                 Shares  Amount  par value  Shares  Amount  par value Shares Amount  par value   Deficit        stock      options
                 ------  ------  ---------  ------  ------  --------- ------ ------  ---------   -------     -----------   -------
Balance at
January 1,
1998           315,882  $316  $5,184,626 9,210,575 $9,211  $47,058,967      0   $0        $0 ($33,307,951) ($7,701,088) ($4,475,756)

Common stock
issued for
cash from
exercise of
stock options                               12,100     12       31,822

Common stock
to be issued
for cash from
exercise of
stock options                                                          36,060   36   198,290

Conversion of
notes payable                            1,000,000  1,000    6,999,000 27,000   27   219,348

Common stock
issued for
note receivable
- related
party, collater-
alized by
common stock                                30,000     30       44,970                                         (45,000)

Cash received in
payment on
notes receivable
- related
parties from
issuance of
common stock                                                                                                   298,829

Compensation
expense
related to
issuance and
conversion of
stock options                                3,500      3       36,310

Amortization of
deferred
compensation on
stock options                                                                                                               207,493

Interest  earned
on  notes
receivable
related  parties
from  issuance
of or collater-
alized by common
stock                                                                                                           15,461

Interest expense
based upon
issuance of
convertible debt
and warrants
at a discount                                                  933,660

Write-up of note
receivable -
related parties                                                                                               (270,000)

Net income for
the quarter
ended March
31, 1998                                                                                          931,651
                -------  ----  ---------- ---------- ------- ----------- ------ --- -------- ------------  ----------  ----------
Balance at
March 31, 1998  315,882  $316  $5,184,626 10,256,175 $10,256 $55,104,729 63,060 $63 $417,638 ($32,376,300)($7,701,798)($4,268,263)
                =======  ====  ========== ========== ======= =========== ====== === ========  ===========  ==========  ==========

                                       12



                                     COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    (Unaudited)


9.       Computation of Earnings (Loss) Per Share (EPS)

For the Three Months Ended March  31, 1998


                                                                         Three months                     Six months
Basic earnings (loss) per share calculation                                 ended                            ended
                                                                        March 31, 1998                   March 31, 1998
---------------------------------------------------------------- -----------------------------    ---------------------------
                                                                    Basic           Diluted          Basic           Diluted
                                                                 ------------    -------------    ------------    ------------
Net income (loss)                                                $    931,651    $     931,651    $   (184,744)   $   (184,744)
                                                                                 =============                    ============
  Preferred stock dividends accrued                                   (84,413)                         (84,413)
                                                                 ------------                     ------------
Net income (loss) basic EPS                                      $    847,238                     $   (269,157)
                                                                 ============                     ============

Number of common shares outstanding                                10,256,175       10,256,175      10,256,175      10,256,175

Effect of using weighted average common
 shares outstanding                                                  (682,646)        (682,646)       (874,502)       (874,502)
                                                                 ------------    -------------    ------------    ------------
Weighted average number of common shares                            9,573,529        9,573,529       9,381,673       9,381,673

Dilutive effect:
 Common stock options                                                                1,215,985                              -
 Common stock warrants                                                                 500,283                              -
 Convertible preferred stock                                                           741,453                              -
                                                                                 -------------                    ------------
Dilutive weighted average number of common
 shares outstanding                                                                 12,122,154                       9,381,673
                                                                                 =============                    ============

Options to purchase 1,663,500 shares of common stock at prices between $1.50 and $11.50 per share were outstanding during the second quarter of fiscal 1998 and were included in the computation of diluted EPS. For the quarter ended March 31, 1997, these options were not included in the computation of loss per share because any effect would have been antidilutive.

Warrants to purchase 1,441,523 shares of common stock at prices between $7.00 and $10.00 per share were outstanding during the second quarter of fiscal 1998 and were included in the computation of diluted EPS. Additional warrants to purchase 638,750 shares of common stock at prices between $15.00 and $30.00 per share were outstanding during the second quarter of fiscal 1998 and were not included in the computation of earnings per share because any effect would have been antidilutive. For the quarter ended March 31, 1997, warrants were not included in the computation of loss per share because any effect would have been antidilutive.

Convertible debt of $1,000,000 was outstanding during the second quarter of fiscal 1998. The debt is convertible into 90,909 shares of common stock and was not included in the computation of diluted earnings per share because the effect would have been antidiluted. For the quarter ended March 31, 1997, convertible debt was not included in the computation of loss per share because any effect would have been antidilutive.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Preferred stock convertible into 741,453 shares of common stock at of $7.00 was outstanding during the second quarter of fiscal 1998 and was included in the computation of diluted EPS.

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

Fifteen of these construction contracts were entered into by independent third parties and Covol Technologies was not a party. Accordingly, no liability for failing to proceed exists with these contracts. Four contracts were entered into jointly by Covol and its joint venture partners. The remaining eleven are Covol contracts. Of the contracts for which Covol has liability or shared liability there are two joint venture facilities that will not be constructed and there are three contracts where the facilities may not be constructed. As of September 30, 1997, the Company accrued a liability of $1,477,000 for these potential penalties. During the first six months ended March 31, 1998, the Company paid penalties in the amount of $102,500 and reversed $318,000 for a construction contract where notice to proceed was subsequently given. Accordingly, as of March 31, 1998, the remaining accrued contractor liability is $1,056,500.

In December 1996, the Company entered into six indemnification agreements in connection with six of the construction contracts entered into by independent third parties. These contracts contain liquidating damages of $750,000 per contract if construction of the facilities is not completed by June 1, 1998. The Company has indemnified the contractor for these potential liabilities. The contracting party has decided not to construct three of these facilities. Accordingly, the Company believes the maximum contingent liability under these indemnification agreements is $2,250,000. As of the date of the current filing, the three facilities were under construction that are the subject of the indemnificaiton agreement. These facilities are mechancially complete and on schedule for completion prior to June 1, 1998. The Company believes that payment of this liability is unlikely and has, therefore, not recorded a liability for these potential penalties.

The Company entered into a letter of intent with Innovative Technologies ("Innovative") in July of 1995 to apply the Company's Briquetting Technology to certain metallic ores supplied by Innovative. The Company conducted numerous tests of the ore through the fall of 1995, and concluded from the results that the venture was not economically viable. Accordingly, final agreement to process the ore was never reached. On March 4, 1997, Innovative Holding Company, Inc., filed a civil complaint against the Company alleging breach of the letter of intent in the amount $500,000 plus damages. The case is currently in discovery and the Company believes that it will be successful in defending the suit.

11.      Subsequent Event

During May 1998, the Company obtained financing from two substantial entities to be used for the completion of construction and working capital requirements of the Mountaineer synthetic fuel facility. There is $8,500,000 of total funds available under this arrangement including $500,000 for an advance licensing fee for the Company's coal briquetting technology. As of May 7, 1998, $6,250,000 had been received or was available. These funds have been used to payoff the DTE loan totaling $1,999,719, pay advance licensing fees, cover construction costs on the Mountaineer facility incurred to date and to fund necessary construction costs through June 30, 1998 to be incurred in completion of the facility. Additional funds will be made available as needed. The lenders have the option to apply funds advanced towards the purchase of the facility.

On April 21, 1998 the Company entered into loan agreements with each Carbon Resources and C.C. Pace Capital, L.L.C. (the "Borrowers"), to lend, in quarterly installments, up to an aggregate principal amount not to exceed $14,250,000 during the period from and including November 1, 1998 to and including February 1, 2008. The Company has agreed to make the initial advance on November 1, 1998 in the amount of $375,000, or such other amounts as provided for in the loan

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


agreement, and thereafter on the first day of each February, May, August and November during the loan period. Interest accrues on the principle amount of the loan outstanding at a simple annual rate of six percent (6%). Repayment of the loan shall be paid from amounts, if any, distributed to the Borrowers by the General Partner of Pace Carbon Synfuels, L.P., which owns 100% of the memberships in the Project Companies discussed below.

The Company also entered into Amended and Restated License and Binder Purchase Agreements with each PC Virginia Synthetic Fuel #1, L.L.C., PC West Virginia Synthetic Fuel #1, L.L.C., PC West Virginia Synthetic Fuel #2, L.L.C., PC West Virginia Synthetic Fuel #3, L.L.C., (collectively the "Project Companies") as of February 3, 1998. The Company is entitled to receive royalties under the terms and as described in the Licensing Agreements. The Licensing Agreements provide for a one-time advance license fee and earned royalty on a quarterly basis at a prescribed amount multiplied by the MM btu content per ton of each product.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Three months ended March 31, 1998 compared to the three months ended March 31, 1997

         Revenues. For the quarter ended March 31, 1998, total revenues increased by $5,586,487 to $5,610,698 from $24,211 for the quarter ended March 31, 1997. There were $3,586,000 in advance license fees recognized during the quarter ended March 31, 1998 while no license fees were recognized during the quarter ended March 31, 1997. Advance license fees are normally due when construction of the related briquetting facility begins or when certain construction milestones or other conditions are met. Advance license fees for the quarter ended March 31, 1998 related to five briquetting facility contracts. The Utah Plant was placed in service in early 1997. However, production and sales of synthetic fuel were significantly curtailed due to the high levels of ash content in feedstock used for production at the Utah Plant. To remedy the problem of ash content, the Company has constructed a wash plant for the Utah Plant that is currently going through start-up procedures. Accordingly, synthetic fuel sales of $4,888 during the quarter ended March 31, 1998 were less than the sales of $20,194 during the quarter ended March 31, 1997. The Company believes that as the wash plant becomes operational, it will be able to supply sufficient quality coal fines to the Utah Plant to allow the plant to operate profitably at or near capacity. The Company has had various discussions with potential end-users of the synthetic fuel product. However, there is currently no contract or obligation in place for the sale of the synthetic fuel produced at the Utah Plant. The Company received revenues from binder sales in the amount of $84,602 for the quarter ended March 31, 1998 as compared to sales of $4,017 that were made in the quarter ended March 31, 1997. The Company expects binder sales to increase proportionate to future synthetic fuel production and sales increases. The Company received revenues from the sale of coal fines in the amount of $1,903,553 for the quarter ended March 31, 1998 under an agreement to sell the coal fines at their cost. The Company had revenues from operation and maintenance fees of $31,655 for the quarter ended March 31, 1998 and no such fees for the corresponding period in 1997.

         Operating Costs and Expenses. Operating costs and expenses increased $2,079,794 to $3,747,010 for the quarter ended March 31, 1998 from $1,667,216 for the quarter ended March 31, 1997. Operating costs and expenses attributable to the briquetting operations increased $262,640 to $730,252 for the quarter ended March 31, 1998 from $467,612 for the quarter ended March 31, 1997. The costs for briquetting operations for the quarter ended March 31, 1998 were more than for the quarter ended March 31, 1997 costs due to material, labor and other costs for the increased refinement and implementation of the briquetting process as the Company moves into commercial production levels at the Utah and Alabama facilities. When Utah Synfuel #1, a Delaware limited partnership ("US #1"), and the Company sold the Utah facility to Coaltech, US #1 entered into an agreement to purchase synthetic fuel produced at the Utah Plant for costs incurred plus $1 per ton. The Utah Plant incurred significant costs for coal fines, labor, binder materials, repairs and maintenance, equipment rental and other costs as it worked through various production issues. These costs are included in the cost of coal briquetting operations. As the wash plant moves towards normal operational levels and efficiencies, the Company anticipates that the costs incurred per ton of synthetic fuel produced will be more in line with the sales value of the synthetic fuel and will reduce the net operating loss that results from these operations. See "ITEM 1. BUSINESS--Business of Company--Utah Plant" of the Company's Form 10-K. During the quarter ended March 31, 1998 the Company incurred $1,903,553 in cost of coal fines sold under the arrangement discussed in the previous paragraph.

         Research and development costs increased $6,806 or 10% during the quarter ended March 31, 1998 from $65,396 for the quarter ended March 31, 1997. The Company expects continued research and development costs in its ongoing efforts to refine further the Company's synthetic fuels and other technology.

         Selling, general and administrative expense increased $728,325 or 172% to $1,150,848 for the quarter ended March 31, 1998 from $422,523 for the quarter ended March 31, 1997. The increase related to necessary personnel increases, increased outside professional services relative to facility construction, increased travel and transportation expenses incurred to monitor construction at the numerous facility locations, increased expenses incurred to pursue financing alternatives necessary to meet the Company's needs and general infrastructure cost increases as the Company continues to grow and expand.

         For the quarter ended March 31, 1998, increased expenses were partially offset by a decrease in compensation expense resulting from the issuance of stock and stock options as compared to the quarter ended March 31, 1997. The decrease of $37,683 is attributable to a reduction in the use of stock and stock options in compensating employees and consultants of the Company. The reduction is also reflective of a general change in the Company philosophy regarding the strike price for options granted. Generally, stock options that will be granted by the Company in the future are not expected to be "in-the-money" at the date of grant.

         During the quarter ended March 31, 1998, the Company recorded a gain of $78,401 on the sale of the Alabama facility as compared to a loss of $4,196 from facility sales during the quarter ended March 31, 1997.

         In fiscal 1996, the Company was required, under generally accepted accounting principles, to adjust the $5 Million 6% promissory note (the "Note") from the sale of Industrial Management and Engineering, Inc., State Incorporated, Central Industrial Construction, Inc. and Larson Limestone Company, Inc. (the "Construction Companies") to the ascertainable value of the Company's common stock collateralizing the Note. This accounting treatment resulted in a write-down of the note receivable by $2,699,575 in fiscal 1996. For the quarter ended March 31, 1998, this adjustment resulted in a write-up of the Note by $270,000 compared to a write-down of $431,250 for the quarter ended March 31, 1997. The Note is guaranteed by the Buyers of the Construction Companies and there has been no event of default or past due payment occur on the Note. The Company has no reason to believe that the payments under the terms of the Note will not be made.

         Total Other Income and Expenses. For the quarter ended March 31, 1998, the Company had other income totaling $247,888 and other expenses of $1,179,925 for net other expenses of $932,037. For the quarter ended March 31, 1997, the Company had other income totaling $395,633 and other expenses of $1,568,592 for net other expenses of $1,172,959. This decrease of $240,922 consisted principally of a decrease in interest expense of $388,667 resulting from the issuance of less convertible debt where the conversion price was "in-the-money". The minority interest in the operations of the consolidated subsidiaries changed by $290,307 as a result of the subsidiaries incurring smaller losses during the quarter ended March 31, 1998 compared to the comparable period in 1997.

         The Company has net operating loss carryforwards that are available to offset future taxable income. Because the Company has not generated significant revenues relating to the Briquetting Technology with corresponding net income, no benefit has been recorded relative to the future utilization of the net operating loss carryforwards. This benefit may be recorded in the near term if the Company continues to realize net income.

         Net Income. For the quarter ended March 31, 1998, the Company had net income of $931,651 as compared with a net loss of $2,815,964 for the quarter ended March 31, 1997 resulting in a net increase of $3,747,615 in net income. This increase resulted primarily from a significant increase in total revenues, and a significant decrease in interest expense offset by an increase in operating costs and expenses, all as previously discussed.

         Amended Form 10-Q. All financial information for the quarter ended and six months ended March 31, 1997 and comparison between that period and the corresponding period in 1998 are based upon the restarted financial statements filed in the Company's Form 10-Q/A, Amendment No. 1 for the period ended March 31, 1997.

Results of Operations

Six months ended March 31, 1998 compared to the six months ended March 31, 1997

         Revenues. For the six months ended March 31, 1998, total revenues increased by $6,523,965 to $6,652,323 from $128,358 for the six months ended March 31, 1997. There were $4,586,000 in advance license fees received during the six months ended March 31, 1998 while no license fees were received during the comparable period during 1997. Advance license fees are normally due when construction of the related briquetting facility begins or when certain construction milestones or other conditions are met. The Utah Plant was placed in service in early 1997. However, production and sales of synthetic fuel were significantly curtailed due to the high levels of ash content in feedstock used for production at the Utah Plant. To remedy the problem of ash content, the Company has constructed a wash plant for the Utah Plant that is currently going through start-up procedures. Accordingly, synthetic fuel sales of $4,888 during the six months ended March 31, 1998 were less than the sales of $124,341 during the corresponding period ended March 31, 1997. The Company believes that, as the wash plant becomes operational, it will be able to supply sufficient quality coal fines to the Utah Plant to allow the plant to operate profitably at or near capacity. The Company has had various discussions with potential end-users of the synthetic fuel product. However, there is currently no contract or obligation in place for the sale of the synthetic fuel produced at the Utah Plant. The Company received revenues from binder sales in the amount of $91,605 for the six months ended March 31, 1998 as compared to sales of $4,017 that were made during the six months ended March 31, 1997. The Company expects binder sales to increase proportionate to future synthetic fuel production and sales increases. The Company received revenues from the sale of coal fines in the amount of $1,903,553 for the six months ended March 31, 1998 under an agreement to sell the coal fines at their cost. The Company had operation and maintenance fees of $66,277 for the six months ended March 31, 1998 and no such fees revenues for the corresponding period in 1997.

         Operating Costs and Expenses. Operating costs and expenses increased $2,483,057 to $5,015,193 for the six months ended March 31, 1998 from $2,532,136 for the six months ended March 31, 1997. Operating costs and expenses attributable to the briquetting operations increased $355,007 to $1,187,199 for the six months ended March 31, 1998 from $832,192 for the six months ended March 31, 1997. The costs for briquetting operations for the six months ended March 31, 1998 increased when compared to the six months ended March 31, 1997 due to material, labor and other costs for the increased refinement and implementation of the briquetting process as the Company moves into commercial production levels at the Utah and Alabama facilities. During the six months ended March 31, 1998 the Company incurred $1,903,553 in costs for coal fines sold under the arrangement previously discussed.

         Research and development costs increased $57,430 or 34% during the six months ended March 31, 1998 from $170,463 for the six months ended March 31, 1997. The Company expects continued research and development costs in its ongoing efforts to refine further the Company's synthetic fuels or other technologies.

         Selling, general and administrative expense increased $661,565 or 54% to $1,891,402 for the six months ended March 31, 1998 from $1,229,837 for the six months ended March 31, 1997. The increase related to necessary personnel increases, increased outside professional services relative to facility construction, increased travel and transportation expenses incurred to monitor construction at the numerous facility locations, increased expenses incurred to pursue financing alternatives necessary to meet the Company's needs and general infrastructure cost increases as the Company continues to grow and expand.

         For the six months ended March 31, 1998, compensation expense resulting from the issuance of stock and stock options decreased by $143,151 as compared to the six months ended March 31, 1997. The decrease is attributable to reduction in the use of stock and stock options in compensating employees and consultants of the Company. The reduction is also reflective of a general change in the Company philosophy regarding the strike price for options granted. Generally, stock options that will be granted by the Company in the future are not expected to be "in-the-money" at the date of grant.

         During the six months ended March 31, 1998 the Company recognized a gain of $78,401 on the sale of the Alabama facility as compared to a loss of $4,196 from facility sales during the six months ended March 31, 1997.

         For the six months ended March 31, 1998, the adjustment relative to the note received from the sale of the Construction Companies resulted in a write-up of the Note by $562,500 compared to a write-up of $293,750 for the six months ended March 31, 1997. The Note is guaranteed by the Buyers of the Construction Companies and there has been no event of default or past due payment on the Note. The Company has no reason to believe that the payments under the terms of the Note will not be made.

         Total Other Income and Expenses. For the six months ended March 31, 1997, the Company had other income totaling $542,980 and other expenses of $1,634,468 for net other expenses of $1,091,488. For the six months ended March 31, 1998, the Company had other income totaling $470,558 and other expenses of $2,292,432 for net other expenses of $1,821,874. This increase in expenses of $730,386 consisted principally of an increase in interest expense of $657,964 resulting from the issuance of convertible debt where the conversion price was "in-the-money". The minority interest in the operations of the consolidated subsidiaries changed by $222,792 as a result of the subsidiaries having smaller losses during the six months ended March 31, 1998 compared to the comparable period in 1997.

         Net Income. For the six months ended March 31, 1998, the Company had a net loss of $184,744 as compared with a net loss of $3,495,266 for the six months ended March 31, 1997 resulting in a net decrease in the loss of $3,310,522. This decrease resulted primarily from a significant increase in total revenues and was offset by smaller increases in operating costs and expenses, and an increase in other expenses of $730,386.

Liquidity and Capital Resources

         For the six months ended March 31, 1998, management believes the Company made significant progress in its movement from continued development and refinement of the Company's proprietary technology to commercial operations. The decrease in cash used by the Company in operating activities from $(1,322,128) for the six months ended March 31, 1997 to $(229,851) for the six months ended March 31, 1998 was largely due to the decrease in the net loss of $3,495,266 for the six months ended March 31, 1997 compared to $184,744 for the six months ended March 31, 1998. This decrease was offset by $1,400,000 of advanced license fees that were received during the six months ended March 31, 1997 that were deferred.

         The Company made cash payments for property, plant and equipment of $21,677,713 during the six months ended March 31, 1998. These additions related to the wash plant at the Utah facility, three synthetic fuel facilities, a second line at the Utah facilities, binder plants and briquetting equipment. Except for the wash plant, the Company plans on selling these assets to third parties. This investment was funded by cash available at September 30, 1997 of $4.8 million and proceeds from the issuance of notes payable of $16.3 million. The Company believes it will be able to meet future cash flow needs through additional issuances of notes payable, issuances of equity securities and from cash generated by operations.

         During December 1997, the Company executed an amendment to the Convertible Loan and Security Agreement with PacifiCorp Financial Services, Inc. ("PFS"). The agreement modifies an agreement reached on March 20, 1997 which provides funding for completing construction of the Alabama project and acquiring coal fines and for other purposes related to the project. The modification increased the amount available from $5,000,000 to $7,000,000 with a provision that borrowings up to the lessor of actual borrowings or $6,000,000 are convertible into common stock under the same terms as the original March 20, 1997 agreement (at a price of $7.00 per share). As of March 3, 1998, PacifiCorp exercised its option to convert the full amount owing under the loan into shares of common stock. The Company had borrowed $6,686,473 and interest of $313,527 had been accrued. An agreement was reached between the Company and PacifiCorp which allowed them to convert the full $7,000,000 owing under the loan into 1,000,000 shares of common stock. The Company also issued 27,000 shares to PFS under antidilution provisions of this agreement.

         On March 6, 1998 the Company and Alabama Synfuel #1 completed the sale of a synthetic fuel briquetting plant in Birmingham, Alabama ("Alabama Plant") to PacifiCorp under the terms of the Project Purchase Agreement dated March 20, 1997 and as subsequently amended. The purchase price for the facility was $6,500,000 and was paid with a note that bears interest at twelve percent (12%) per annum. The promissory note executed by PacifiCorp to the Company is collateralized by the Alabama Plant.

         In October 1997, the Company entered into an agreement with AJG Financial Services, Inc. ("AJG"), whereby AJG agreed to provide financing for the wash plant being constructed by the Company to provide washed coal fines to the Utah Plant. The financing consists of a note bearing interest at 6% per annum with principal and interest due and payable two years from the time the debt is incurred. As additional consideration to AJG for the financing, the Company agreed to grant warrants to purchase Company common stock in an amount equal to 10% of the dollar amount financed, with fifty percent of the shares having a purchase price of $10 per share and fifty percent of the shares having a purchase price of $20 per share. The warrants are immediately exercisable and expire in two years.

         As of March 31, 1998, the Company had a working capital deficit of $5,057,626, compared to a working capital deficit of $3,195,420 at September 30, 1997. This increase resulted primarily from construciton financing of briquetting facilities with short-term financing. At March 31, 1998, the Company owned three facilities that were in various stages of construction. The Company expects to sell the majority of these facilities and recoup its investment and retire the related borrowings. The Company believes that additional advanced license fees to be received, and, if necessary, available financing will be sufficient to fund the operations of the Company until cash flows from operations are sufficient to fund the Company's operations. However, there is no assurance that the Company will be able to obtain the necessary financing or receive sufficient cash flows from operations during fiscal year 1998.

         The Company anticipates that cash flow from: (i) licensing and royalty fees from plants utilizing the Briquetting Technology; (ii) the sale of chemical binder to plants utilizing the Briquetting Technology; (iii) operating fees for the operation of facilities owned by third parties; (iv) payments on notes receivable and (v) proceeds of equity and debt offerings will be available and used to fund working capital and other operating needs through fiscal 1998.

         In the third and fourth quarters of the fiscal year ending September 30, 1998, the Company anticipates payments of advance license fees for each site utilizing the Company's Briquetting Technology, except for the Savage Mojave project. The timing for and amount of such fees varies and is tied to the commencement of construction, the completion of construction, the receipt of an IRS Private Letter Ruling ("PLR") for a particular project, receipt of project financing or the sale of a facility. Since these conditions should be met no later than September 30, 1998, all such advance license fees, if any, will be earned by the end of the fiscal year ending September 30, 1998.

         The Company anticipates license fees from the production and sale of synthetic fuel from the Utah Plant, Alabama Plant and Savage Mojave project, if any, after the second quarter of fiscal year 1998. The balance of the briquetting facilities licensing the Briquetting Technology are expected to be placed into service during the third quarter of 1998. Accordingly, the Company expects that there will be earned license fees payable from production and sales from these plants beginning during the third quarter of 1998, but are not expected to be significant until late 1998 or early 1999.

         Advance license fees and ongoing license fees attributable to the Utah Plant and the Alabama Plant are payable to US #1 and AS #1, respectively. The Company would receive its share of such license fees, net of partnership expenses, in the form of cash distributions in proportion to the Company's interests in the partnerships, 63% for US #1 and 74% for AS #1.

         The Company has contracted with its licensees to provide binder materials on a cost plus basis. The Company expects to have increased sales of binder materials to the Utah Plant and the Alabama Plant in the third quarter of fiscal year 1998. As previously mentioned, the balance of the synthetic fuel facilities that will be utilizing the Briquetting Technology are expected to be placed in service late in the third quarter of the fiscal year ending September 30, 1998. The Company expects to earn the gross profit from the sale of binder to these other plants when they commence production and in amounts that are proportionate to their production.

         Under current contracts, the only facility for which the Company has operational responsibility is the Utah Plant. The Company will earn a prescribed amount per ton for product at this facility. The Company expects that there could be other plants for which the Company will have operational responsibility and for which it will earn an operation and maintenance fee. The Company does not expect that operation and maintenance fees will constitute a material portion of its revenues in the future.

         The Company intends to seek additional project specific financing for the completion of construction for certain synthetic fuel facilities. That financing is expected to be in the form of traditional debt financing, debt with an interest in the cash flow attributable to the facility being financed, or financing by a potential purchaser of the facility. Facilities being built by licensees of the Company's technology will generally be financed by such licensees. There is no assurance that the Company or its licensees will be able to obtain the necessary financing to complete the construction of the synthetic fuel facilities currently in process.

         Existing Debt Arrangements

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

         In December 1996, the Company entered into a Debenture Agreement and Security Agreement with AJG, whereby the Company borrowed $1,100,000, pursuant to a Convertible Subordinated Debenture accruing interest at 6% per annum and maturing three years from its date of issuance (the "Subordinated Debenture") and $2,900,000 pursuant to Senior Debentures accruing interest at prime plus two percent (2%) and maturing three years from the date of issuance (the "Senior Debenture"). The Subordinated Debenture (including accrued interest) was converted to 140,642 shares of the Company's common stock on May 5, 1997. The Company has granted piggy-back and demand registration rights to AJG for the Company common stock issued on conversion of the Subordinated Debenture. The Senior Debentures are collateralized by all real and personal property purchased by the Company with the proceeds of the Senior Debenture. The proceeds of the Subordinated Debenture and the Senior Debenture were used to satisfy contractual obligations of the Company, for working capital and to purchase equipment used to construct briquetting facilities to be managed and/or sold by the Company or affiliates of the Company.

         The Company is constructing a wash plant to provide washed coal fines to the Utah Plant for the manufacture of synthetic fuel. A portion of the construction is being financed through AJG. The total estimated cost for the wash plant is approximately $7.7 Million. As of March 31, 1998, the Company had borrowed $4,325,433 under its arrangement with AJG. The financing is evidenced by a promissory note executed and delivered by the Company to AJG and is secured by the wash plant. The note currently bears interest at 6% per annum with principal and interest due and payable two years from the time the debt was incurred. As additional consideration to AJG for the financing, the Company agreed to grant warrants to purchase Company common stock in an amount equal to 10% of the dollar amount financed, with fifty percent of the shares having a purchase price of $10 per share and fifty percent of the shares having a purchase price of $20 per share. The warrants are immediately exercisable and expire in two years.

         On March 20, 1997, the Company entered into a Convertible Loan and Security Agreement (the "Loan Agreement") with PacifiCorp. On December 12, 1997, the Company and PacifiCorp amended the Loan Agreement. Under the amended Loan Agreement terms, the Company may borrow up to $7,000,000 as evidenced by a draw down promissory note (the "Promissory Note") payable to PacifiCorp. As of March 3, 1998 the Company had drawn $6,686,473 under the Loan Agreement and interest of $313,527 had accrued. Principal and accrued interest on the Promissory Note are due and payable on August 31, 1998 (the "Due Date"), unless the Promissory
Note is converted into Company common stock. Interest due on the Promissory Note is calculated based on a 360 day year and the actual number of days lapsed, and will be compounded monthly. The interest rate is a rate per annum equal to the lesser of (i) the highest rate allowed by law, or (ii) the sum of the rate of interest publicly announced by Morgan Guaranty Trust Company of New York in New York City from time to time plus two percent (2%) per annum. The proceeds of the loan (the "Loan") may be used by the Company to: (i) complete construction of the Alabama Plant; (ii) finance the purchase of coal fines for the Alabama
Plant; (iii) fund the net working capital needs of the Alabama Plant; (iv) finance the development and construction of a wash plant for coal fines; and (v) other uses related to the Alabama Plant approved by PacifiCorp in its sole discretion. The Company's obligation to repay the Loan is secured by a security interest and lien on certain property relating to the Alabama Plant. On May 5, 1997, PacifiCorp filed a Schedule 13D with the Securities and Exchange Commission reporting its beneficial ownership as being in excess of 5% of the shares of Company common stock should PacifiCorp convert the full amount of the Loan. On March 3, 1998, PacifiCorp exercised its option to convert the full amount of $7,000,000 owing under the loan into 1,000,000 shares of common stock plus an additional 27,000 shares pursuant to anti-dilution provisions of the loan agreement. Pursuant to the Registration Rights Agreement, dated as of March 20, 1997, between the Company and PacifiCorp, PacifiCorp has been granted certain demand and piggy-back registration rights with respect to shares of Company common stock that were acquired by PacifiCorp pursuant to the Loan Agreement.

         During the quarter ended March 31, 1998, the Company entered into an interim construction financing agreement with DTE Energy Services, Inc. to finance up to $2 Million for the Company's purchase of equipment and payment of other project development costs relating to certain facilities. As of May 1998, approximately $1,999,720 has been advanced under this financing agreement. The Company's obligation to repay the amounts borrowed is collateralized by the assets purchased with the proceeds of the financing. Interest accrues on the amount advanced at a per annum rate equal to the LIBOR rate plus 1% adjusted monthly. The principal amount of the financing is payable upon the closing of a take-out construction loan or December 31, 1998, whichever occurs first. The company repaid these borrowings during May 1998. See "ITEM 1. BUSINESS--Business of Company--Other Construction Agreements--Major Utility" of the Company's Form 10-K.

         On March 20, 1998 the Company entered into a loan and security agreement with Fun Enterprises, Pty Ltd. ("Fun"), a current holder of the Company's Class B preferred stock, relating to the development and construction of a mobile, skid-mounted synthetic fuel production facility at a coal preparation site of an eastern coal company. The agreement allows the Company to borrow up to $5,800,000. The interest rate will be 12% per annum until August 31, 1998, and 15% per annum thereafter until paid. Fun will also have the right to receive certain royalties after the facility is sold. As of the date of this filing the Company has drawn $5,120,000 under this arrangement. The loan is due in full at the earlier of the sale of the facility or December 31, 1999. The Company has entered into a letter of intent with the eastern coal company to provide feedstock for the plant, to operate the plant, and to provide synthetic fuel sales services. Construction of the facility has commenced.

         On March 17, 1998, the Company entered into a loan agreement in which Trans Pacific Stores, Ltd. ("TPS") agreed to loan the Company up to $4,000,000. The loan is secured by future earned license fees payable to the Company resulting from the synthetic fuel manufacturing facilities constructed by Pace Carbon Fuels, LLC. Interest on the outstanding principal balance accrues at twelve percent (12%) per annum. The interest rate is adjusted to thirteen percent (13%) on September 20, 1998 and to fourteen percent (14%) on December 20, 1998. Each time the interest rate is adjusted, a one percent (1%) renewal fee of $40,000 is due and payable. Interest on the unused portion of the borrowing will accrue interest at one percent (1%) per annum until the loan is paid in full. The balance and interest is due in full before March 20, 1999. As of March 31, 1998, $530,300 had been borrowed under this arrangement. A member of the Company's Board of Directors is affiliated with TPS.

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

             The Company entered into a letter of intent with Innovative Technologies ("Innovative") in July of 1995 to apply the Company's Briquetting Technology to certain metallic ores supplied by Innovative. The Company conducted numerous tests of the ore through the fall of 1995, and concluded from the results that the venture was not economically viable. Accordingly, final agreement to process the ore was never reached. On March 4, 1997, Innovative Holding Company, Inc., a California corporation, and ORO Limited, a California limited partnership, filed a civil complaint against the Company alleging breach of the letter of intent in the amount of $500,000 plus damages. The complaint was filed in the Superior Court of California, County of Orange (Case No. 776083). The case is currently in discovery and the Comapny beleives that it will be successful in defending the suit.


ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

             Recent Sales of Unregistered Securities


             The following sets forth all securities issued by the Company within the past fiscal quarter without registering the securities under the Securities Act of 1933, as amended. No underwriters were involved in any stock issuances nor were any commissions or similar fees paid in connection therewith. However, the Company did pay finders fees in the form of cash, stock or warrants in connection with various securities issued.

             The issuance of qualified options is required to be based on market value. Accordingly, the exercise price is set based on the market price of the Company's common stock, even though the options convert into restricted stock.

             The Company believes that the following issuances of shares of common stock or securities for contingency issuable common stock were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the exemption set forth in section 4(2) or 4(6) therefor and Regulation D and the certificate for each security bears a restricted legend.

             In July 1997, the Company granted unqualified options to acquire 10,000 shares to Don Danks and options to acquire 10,000 to Mike Vanderhoof as a finders fee in connection with a private placement. The exercise price is $7.00 per share. The options were actually issued in January of 1998.

             In September 1997, the Company granted unqualified options to acquire 25,000 shares to Don Danks and 25,000 shares to Mike Vanderhoof as a finders fee in connection with a private placement. The exercise price is $9.00 per share. The options were actually issued in January of 1998.

             In February 1998, the Company granted qualified options under the Company's Stock Option Plan to acquire 20,000 shares each to two key employees of the company. The exercise price is $11.50 per share.

             In February 1998, the Company issued 37,500 shares of the Company common stock in exercise of options at $1.50 per share to certain officers and directors. The consideration was paid in cash.

             In February 1998, the Company granted options to acquire 3,500 shares to a former employee of the Company as compensation for past services at $1.50 per share. Said options were exercised in the same month. Accordingly, the Company issued 3,500 shares of the Company common stock in exercise of the options. The consideration was paid in cash.

             In February 1998, a consultant of the Company exercised options previously granted at $1.50 per share. The Company issued 3,600 shares of the Company common stock in exercise of these options. Subsequent to the end of the quarter an additional 16,400 shares were issued. The consideration was paid in cash.

             In March 1998, PacifiCorp exercised their option to convert $7,000,000 owing under a convertible loan into shares of common stock. On March 3, 1998, 1,000,000 shares of the Company common stock were issued in satisfaction of this loan. Subsequent to the end of the quarter, an additional 27,000 shares of the Company's common stock were issued pursuant to certain antidilution provisions of the loan agreement.


             In February 1998, the Company issued 1,000 shares of common stock to certain accredited investors in exercise of warrants at $8.00 per share. The consideration was paid in cash. Subsequent to the quarters end, an additional 85,117 shares of common stock were issued to certain accredited investors in exercise of warrants at $8.00. The consideration was paid in cash. The warrants were originally issued with units privately placed on September 30, 1997 and October 13, 1997.


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

                    10.50.1* Form of Amended and Restated License and Binder Purchase Agreement dated February 3, 1998 between PC Virginia Synthetic Fuel #1, PC West Virginia Synthetic Fuel #1, PC West Virginia Synthetic Fuel #2, PC West Virginia Synthetic Fuel #3 and Covol Technologies Inc.

                    10.50.2*   Loan Agreement  between C.C. Pace Capital, L.L.C.
                               and   Carbon    Resources,    Inc.    and   Covol
                               Technologies, Inc. dated April 21, 1998.

                    10.50.3 Security Agreement between C.C. Pace Capital, L.L.C. and Carbon Resources, Inc. and Covol Technologies, Inc. dated April 21, 1998.

               Exhibit 27.1    Financial Data Schedule

               * Exhibits contain confidential  material which has been  omitted pursuant to a Confidential Treatment Request. The omitted information has been filed separately with the Securities and Exchange Commission.

                  (b)  Reports on Form 8-K

                           A report on Form 8-K was filed on March 3, 1998.

                                    SIGNATURE


             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 13, 1998


                                 COVOL TECHNOLOGIES, INC.



                                  By: /s/ Brent M. Cook
                                     ------------------------------------------
                                     Brent M. Cook, Chief Executive Officer and
                                     Principal Executive Officer



                                  By: /s/ Stanley M. Kimball
                                     ------------------------------------------
                                     Stanley M. Kimball, Principal Financial
                                     Officer