Form 10-Q/A
period 1997-06-30
COVOL TECHNOLOGIES INC
filed 1998-08-12
CIK 1003344

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



              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

                               COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)
                                          -------------------
                                                                               As of                      As of
                                                                             June 30,                September 30,
         ASSETS                                                                 1997                      1996
                                                                         -----------------         ------------------
Current assets:
   Cash and cash equivalents                                             $         401,867         $          490,106
   Receivables                                                                     310,487                     77,744
   Receivable - related parties                                                     79,540                          0
   Inventories                                                                   1,739,204                    162,757
   Advances on inventory                                                           750,000                          0
   Notes receivable - current                                                      279,942                          0
   Notes receivable - related parties, current                                           0                      3,733
   Prepaid expenses and other current assets                                       109,100                     44,733
                                                                         -----------------         ------------------
Total current assets                                                             3,670,140                    779,073
                                                                         -----------------         ------------------
Property, plant and equipment, net of accumulated depreciation                  10,024,967                  7,125,245
                                                                         -----------------         ------------------
Other assets:
   Cash surrender value of life insurance                                          152,112                    152,112
   Notes receivable - non-current                                                3,258,123                          0
   Notes receivable - related parties, non-current                                 672,125                    700,000
   Deposits and other assets                                                       113,608                     15,642
                                                                         -----------------         ------------------
Total other assets                                                               4,195,968                    867,754
                                                                         -----------------         ------------------
Total assets                                                             $      17,891,075         $        8,772,072
                                                                         =================         ==================
         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                      $       1,174,477         $        2,183,278
   Payable for coal briquetting equipment                                        2,255,850                          0
   Accrued liabilities                                                             134,839                    333,936
   Notes payable, current                                                          529,224                    958,086
   Convertible debentures, current                                               1,696,222                          0
   Notes payable - related parties, current                                        821,790                    786,000
                                                                         -----------------         ------------------
Total current liabilities                                                        6,612,402                  4,261,300
                                                                         -----------------         ------------------
Long-term liabilities:
   Accrued interest payable, non-current                                           178,681                          0
   Notes payable, non-current                                                    2,900,011                    150,980
   Convertible debentures, non-current                                           1,000,000                          0
   Deferred revenue from advance license fees                                    1,400,000                          0
   Deferred compensation                                                           369,462                    212,612
                                                                         -----------------         ------------------
Total long-term liabilities                                                      5,848,154                    363,592
                                                                         -----------------         ------------------
Total liabilities                                                               12,460,556                  4,624,892
                                                                         -----------------         ------------------
Minority interest in consolidated subsidiaries                                   4,077,918                  4,380,544
                                                                         -----------------         ------------------
Commitments and contingencies (note 7)
Stockholders' equity (deficit):
   Preferred stock:  $0.001 par value; authorized: 10,000,000 shares issued and outstanding: $0 at June 30, 1997 and $0
    at Sept. 30, 1996                                                                    0                          0
   Common stock:  $0.001 par value; authorized:  25,000,000
     shares issued and outstanding: 8,469,838 at June 30, 1997
     and 7,610,373 at September 30, 1996                                             8,470                      7,610
   Common stock to be issued: 40,000 shares at June 30, 1997
     and 103,750 at September 30, 1996                                                  40                        104
   Capital in excess of par value                                               40,678,334                 32,780,515
   Capital in excess of par value - common stock to be issued                      239,960                    934,896
   Accumulated deficit                                                         (26,629,707)               (21,196,476)
   Notes and interest receivable - related parties from issuance of
     or collateralized by common stock (net of allowance)                       (7,566,415)                (7,580,071)
   Deferred compensation from stock options                                     (5,378,081)                (5,179,942)
                                                                         -----------------         ------------------
Total stockholders' equity (deficit)                                             1,352,601                   (233,364)
                                                                         -----------------         ------------------
Total liabilities and stockholders' equity (deficit)                     $      17,891,075         $        8,772,072
                                                                         =================         ==================

                     The accompanying notes are an integral
                 part of the consolidated financial statements

                            COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)
                                    -----------------------

                                                 Three Months          Three Months           Nine Months         Nine Months
                                                     Ended                 Ended                 Ended               Ended
                                                   June 30,               June 30,              June 30,            June 30,
                                                     1997                   1996                  1997                1996
                                                ------------         -------------        --------------        -------------
Revenues:
   License fee                                  $          0         $           0        $            0        $           0
   Synthetic fuel sales                                    0                33,431               124,341               37,172
   Returns on synthetic fuel sales                         0                     0               (82,500)                   0
   Binder sales                                      130,112                     0               134,129                    0
                                                ------------         -------------        --------------        -------------
Total revenues                                       130,112                33,431               175,970               37,172
                                                ------------         -------------        --------------        -------------
Operating costs and expenses:
   Cost of briquetting operations                    390,224               258,197             1,139,916              688,523
   Research and development                           92,856               420,050               263,319              945,301
   Selling, general and administrative               672,780             1,368,951             1,902,617            3,040,541
   Compensation expense on stock options             384,414             1,425,929               933,112            4,315,798
   Expense on issuance of common stock               342,805                 4,500               383,305               73,623
   Minority interest in income (loss) of
      consolidated subsidiaries                       27,366                     0              (333,304)                   0
                                                ------------         -------------        --------------        -------------
Total operating costs and expenses                 1,910,445             3,477,627             4,288,965            9,063,786
                                                ------------         -------------        --------------        -------------
         Operating income (loss)                  (1,780,333)           (3,444,196)           (4,112,995)          (9,026,614)
                                                ------------         -------------        --------------        -------------
Other income (expense):
   Write-up (write-down) of note
    receivable (note 4)                             (143,750)           (2,250,000)              150,000           (2,449,575)
   Interest income                                    89,359                88,594               267,216              199,950
   Interest expense                                 (418,501)               (1,558)           (2,052,969)             (45,606)
   Other income (expense)                             15,438                   (60)               19,891             (144,258)
   Gain on sale of assets                            299,822                     0               295,626                    0
                                                ------------         -------------        --------------        -------------
Total other income (expense)                        (157,632)           (2,163,024)           (1,320,236)          (2,439,489)
                                                ------------         -------------        --------------        -------------
Loss from continuing operations before
  income taxes                                    (1,937,965)           (5,607,220)           (5,433,231)         (11,466,103)
Income tax provision                                       0                     0                     0              (23,000)
                                                ------------         -------------        --------------        -------------
Loss from continuing operations                   (1,937,965)           (5,607,220)           (5,433,231)         (11,489,103)
                                                ------------         -------------        --------------        -------------
Discontinued operations:
   Loss from discontinued operations                       0                     0                     0             (590,480)
   Loss on disposal of discontinued operations             0                     0                     0             (291,025)
                                                ------------         -------------        --------------        -------------
Income (loss) from discontinued operations                 0                     0                     0             (881,505)
                                                ------------         -------------        --------------        -------------
Net loss                                        $ (1,937,965)        $  (5,607,220)       $   (5,433,231)       $ (12,370,608)
                                                ============         =============        ==============        =============
Net loss per common share:

   Loss per share from continuing operations    $      (0.24)        $       (0.77)       $        (0.69)       $       (1.72)
   Loss per share from discontinued operations          0.00                  0.00                  0.00                (0.13)
                                                ------------         -------------        --------------        -------------
Net loss per share (note 2)                     $      (0.24)        $       (0.77)       $        (0.69)       $       (1.85)
                                                ============         =============        ==============        =============
Weighted average shares outstanding                8,192,603             7,258,406             7,921,253            6,699,062
                                                ============         =============        ==============        =============

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                                     COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                         ---------------------------------


                                                                                      Nine Months Ended        Nine Months Ended
                                                                                           June 30,                 June 30,
                                                                                             1997                     1996
                                                                                      ------------------     --------------------
Cash flows from operating activities:
   Net loss                                                                           $   (5,433,231)        $   (12,370,608)
      Adjustments   to  reconcile  net  loss  to  net  cash  used  in  operating activities:
         Depreciation and amortization                                                       176,253                 137,003
         Common stock issued for settlement and services                                     383,305                 365,956
         Write-down of note receivable                                                      (150,000)              2,449,575
         Amortization of deferred compensation on stock options                              933,112               4,315,798
         Loss on disposal of discontinued subsidiaries                                             0                 291,025
         Interest earned on notes receivable - related parties, collateralized
          by common stock                                                                    (60,414)               (177,189)
         Interest expense based upon issuance of convertible debt at a discount            1,428,571                       0
         Interest expense related to inducement conversion                                   323,000                       0
         Loss on sale of assets                                                                4,196                       0
         Deferred income taxes                                                                     0                  23,000
         Loss applicable to minority interests in subsidiaries                              (360,626)                      0
   Increase  (decrease)  from changes in assets and  liabilities  of  continuing operations:
      Receivables                                                                           (232,743)                (12,376)
      Receivables - related parties                                                          (79,540)                      0
      Inventories                                                                         (1,576,447)                (22,208)
      Advances on inventory                                                                 (750,000)                      0
      Prepaid expenses and other current assets                                              (64,367)                  9,177
      Deposits and other assets                                                              (97,966)                (18,553)
      Accounts payable                                                                    (1,008,801)              1,417,862
      Payable for coal briquetting equipment                                               2,255,850                       0
      Accrued liabilities                                                                   (199,097)               (121,635)
      Accrued interest payable, non-current                                                  178,681
      Deferred compensation                                                                  156,850                   7,981
      Deferred revenue from advance license fees                                           1,400,000                       0
      Discontinued operations non-cash charges and working capital changes                         0                (202,259)
                                                                                       -------------         ---------------
Net cash used in operating activities                                                     (2,773,414)             (3,907,451)
                                                                                       -------------         ---------------
Cash flows from investing activities:
   Cash paid for property, plant and equipment                                            (6,580,171)             (2,569,530)
   Issuance of notes receivable                                                              (49,456)                 (8,495)
   Proceeds from notes receivable                                                            129,464                       0
   Proceeds from notes receivable - related parties                                           31,608                   2,738
   Increase in cash surrender value of life insurance                                              0                 (12,500)
                                                                                       -------------         ---------------
Net cash used in investing activities                                                     (6,468,555)             (2,587,787)
                                                                                       -------------         ---------------
Cash flows from financing activities:
   Proceeds from issuance of limited partnership interests in subsidiaries                   350,000                 832,500
   Payments on distribution to limited partnership interests in subsidiaries                (292,000)                      0
   Proceeds from notes payable                                                             6,597,493                       0
   Proceeds from notes payable - related party                                               109,470                       0
   Payment on notes payable                                                                 (317,573)                (24,494)
   Payment on notes payable - related parties                                                (73,683)             (2,291,426)
   Proceeds from note receivable - related parties collateralized by common stock            106,000                 859,160
   Proceeds from issuance of common stock (net)                                            2,674,023               6,267,031
                                                                                       -------------         ---------------
Net cash provided by financing activities                                                  9,153,730               5,642,771
                                                                                       -------------         ---------------

Net decrease in cash                                                                         (88,239)               (852,467)

Total cash and cash equivalents, beginning of period                                         490,106               1,291,166
                                                                                       -------------         ---------------
Total cash and cash equivalents, end of period                                         $     401,867         $       438,699
                                                                                       =============         ================

Supplemental schedule of noncash investing and financing activities:
   Common stock issued for notes receivable                                           $            0         $     6,159,375
   Common stock issued in conversion of convertible debentures                             1,263,530                       0
   Obligations assumed in connection with sale of subsidiaries                                     0               4,636,435
   Note receivable for subsidiaries (net of imputed interest)                                      0               4,349,575
   Notes receivable issued for sale of briquetting facility                                3,500,000                       0

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

4.       Change in Estimate of Fair Value of Note Receivable

During the three months ended June 30, 1997, the Company increased the allowance for impairment on the $5,000,000 face value note receivable from two stockholders by $143,750 to an adjusted loan value of $1,800,000. The increase in the allowance was based upon a $0.50 per share decrease in the Company's common stock that collateralizes the note receivable. The estimate is subject to future fluctuations due to market changes. (See Part II, Item 5 for discussion of note receivable.)

5.       Convertible Debentures

AJG Financial Services, Inc.

In December 1996, the Company entered into a Debenture Agreement and Security Agreement with AJG Financial Services, Inc., an affiliate of Arthur J. Gallagher, whereby the Company borrowed $1,100,000, and could, under certain circumstances, draw down an additional amount of up to $2,900,000 (for a total borrowed amount of $4,000,000). In consideration for the loan of $1,100,000, the Company issued a Convertible Subordinated Debenture accruing interest at 6% per annum and maturing three years from its date of issuance (the "Subordinated Debenture"). All or a portion of the unpaid principal due on the Subordinated Debenture is convertible into Company common stock. On May 5, 1997, AJG Financial Services, Inc. executed its option to convert the loan of $1,100,000 to an equity position. In connection with this conversion, the Company incurred an inducement expense of $323,000.

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


                                     COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    (Unaudited)
                                                    (Continued)
                                     ----------------------------------------

6.       Stockholders' Equity

The table below presents the activity in stockholders' equity from April 1, 1997 through June 30, 1997.
                                                                                                     Notes and interest
                                           Common Stock             Common Stock to be issued        receivable-related
                                  ______________________________  ____________________________         parties from       Deferred
                                               Capital in                   Capital in                issuance of, or   compensation
                                               excess of                    excess of  Accumulated    collateralized      on stock
                              Shares  Amount  par valued    Shares   Amount par value    Deficit     by, common stock      options
                            --------- ------ -----------   -------   ------ ---------- ------------  -----------------  ------------
Balance at April 1, 1997    7,944,870 $7,945 $36,825,649        0       $0        $0  ($24,691,742)    ($7,587,966)     ($5,468,745)

Common stock issued for       343,996    344   1,768,178   40,000       40   239,960
 cash including exercise
 of stock options (net)

Common stock issued in        140,642    141   1,124,992
 conversion of convertible
 debenture

Common stock issued in         40,330     40     342,765
 settlement

Cash received in payment                                                                                     3,000
 on notes receivable-related
 parties from issuance of
 common stock

Deferred compensation                            293,750                                                                   (293,750)
 related to the issuance
 of stock options at below
 market value to officers,
 directors, employees and
 consultants

Amortization of deferred                                                                                                    384,414
 compensation on stock
 options

Interest earned on notes                                                                                   (81,449)
 receivable - related
 parties from issuance of
 or collateralized by
 common stock

Write-down of notes                                                                                        100,000
 receivable - related party

Inducement related to                            323,000
 conversion of notes payable
 into common stock

Net loss for the quarter                                                                (1,937,965)
 ended June 30, 1997
                            --------- ------ -----------  -------   ------  --------  ------------      ----------      ------------
Balance at June 30, 1997    8,469,838 $8,470 $40,678,334   40,000      $40  $239,960  ($26,629,707)    ($7,566,415)     ($5,378,081)
                            ========= ====== ===========  =======   ======  ========  ============      ==========      ============

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

On February 1, 1996, the Company entered into a Stock Purchase Agreement (the "Agreement") with former principals of IME, State, CIC and Larson to sell all of the common shares of the subsidiaries to the Buyers for a $5,000,000 face value 6% promissory note (the "Note"). The Buyers have raised various contentions regarding the Note and the Agreement. The Note is collateralized by 130,000 shares of the Company's common stock and 50,000 options to purchase common stock at $1.50 per share owned by the Buyers and held by the Company, and personal guarantees of the Buyers. The Buyers claim that Covol is responsible to pay additional amounts beyond the $3,500,000 provided for in the agreement. Furthermore, the Buyers claim that the Company represented to them payment terms that are different from the original promissory note. The Company accrued as of September 30, 1996 approximately $650,000 of additional expenses related to the discontinued operations for the wind-down period which were paid or accrued by the subsidiaries. The Company is investigating the claims made by the Buyers and the Company anticipates that an amicable settlement can be reached. However, there can be no assurance that a settlement will be reached with the Buyers.

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

Margins, Costs and Expenses

The Company's operating loss decreased by $1,663,863 to $1,780,333 for the quarter ended June 30, 1997 from a loss of $3,444,196 reported for the same period June 30, 1996 due principally to: a decrease of research and development expense of $327,194 from $420,050 for the quarter ended June 30, 1996 to $92,856 for the same period ended June 30, 1997; a decrease of selling, general and administrative from $1,368,951 for the quarter ended June 30, 1996 to $672,780 for the quarter ended June 30, 1997; a decrease of compensation expense on stock options from $1,425,929 for the quarter ended June 30, 1996 to $384,414 for the quarter ended June 30, 1997. Expense on issuance of common stock increased to $342,805 for the quarter ended June 30, 1997 compared to $4,500 for the same period ended June 30, 1996. Cost of briquetting operations increased $132,027 to $390,224 for the quarter ended June 30, 1997 from $258,197 for the quarter ended June 30, 1996. Minority interest in income of consolidated subsidiaries increased to $27,366 for the quarter ended June 30, 1997 compared to $0 for the same quarter ended June 30, 1996. Compensation expense on stock options for the quarter ended June 30, 1996 of $1,425,929 is based on the related financial statement for that period filed in the Company's Form 10-Q/A, Amendment No. 1 for the period ended June 30, 1996.

Net Loss

For the quarter ended June 30, 1997, the Company had a decrease in net loss of $3,669,255 to $1,937,965 as compared to a net loss of $5,607,220 for the comparable period in 1996. Other income increased $2,005,392 to $157,632 loss for the quarter ended June 30, 1997 compared to a $2,163,024 loss for the same quarter ended June 30, 1996 principally due to: a decrease of write-down of note receivable to $143,750 for the quarter ended June 30, 1997 from a write-down of $2,250,000 for the same quarter ended June 30, 1996; and, gain on sale of assets increased to $299,822 for the quarter ended June 30, 1997 from $0 for the same quarter ended June 30, 1996. Interest expense increased to $418,501 for the quarter ended June 30, 1997 from $1,558 for the same quarter ended June 30, 1996.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

Results of Operations

Nine months ended June  30, 1997 compared to nine months ended June 30, 1996

Revenues

For the nine months ended June 30, 1997, total revenues were increased by $138,798 to $175,970 compared to $37,172 in the comparable period in 1996. Binder sales were $134,129 for the nine months ended June 30, 1997 compared to no binder sales for the same period ended June 30, 1996. Synthetic fuel sales increased to $124,341 with a return on synthetic fuels of $82,500 for the period ended June 30, 1997 from a total of $37,172 for synthetic fuels sales for the same period ended June 30, 1996. The increase in binder sales is attributable to an increase in production at the Utah plant, while the decrease in synthetic fuel sales in a result of the stockpiling of synthetic fuel product pending the refining and marketing of the synthetic fuel product.

Margins, Costs and Expenses

The Company's operating loss decreased to $4,112,995 for the nine months ended June 30, 1997 from a loss of $9,026,614 reported for the same period June 30, 1996 due principally to: a decrease of research and development expense of $681,982 from $945,301 for the nine months ended June 30, 1996 to $263,319 for the same period ended June 30, 1997; a decrease of selling, general and administrative from $3,040,541 to $1,902,617 for the nine months ended June 30, 1997; a decrease of compensation expense on stock options from $4,315,798 for the nine months ended June 30, 1996 to $933,112 for the nine months ended June 30, 1997. Expense on issuance of common stock increased to $383,305 for the nine months ended June 30, 1997 compared to $73,623 for the same period ended June 30, 1996. Cost of briquetting operations increased by $451,393 from $688,523 for the nine months ended June 30, 1996 to $1,139,916 for the nine months ended June 30, 1997. Minority interest in loss of consolidated subsidiaries increased to $333,304 for the nine months ended June 30, 1997 compared to $0 for the same nine months ended June 30, 1996. Compensation expense on stock options for the nine months ended June 30, 1996 of $4,315,798 is based on the restated financial statements for that period filed in the Company's Form 10-Q/A, Amendment No. 1 for the period ended June 30, 1996.

Net Loss

For the nine months ended June 30, 1997, the Company has a net loss of $5,433,231 as compared to a net loss of $12,370,608 for the comparable period in 1996. Other income increased to a loss of $1,320,236 for the nine months ended June 30, 1997 from a loss of $2,439,489 for the same nine months ended June 30, 1996 principally due to: an increase in the write-up of note receivable to $150,000 for the nine months ended June 30, 1997 compared to a write-down of $2,449,575 for the same nine months ended June 30, 1996; interest income increased $67,266 to $267,216 for the nine months ended June 30, 1997 from $199,950 for the same period ended June 30, 1996; and, gain on sale of assets increased to $295,626 for the nine months ended June 30, 1997 from $0 for the same nine months ended June 30, 1996. Interest expense increased to $2,052,969 for the nine months ended June 30, 1997 from $45,606 for the nine months ended June 30, 1996.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 25, 1997, the Company held its annual stockholders meeting in Salt Lake City, Utah (the "Annual Meeting"). At the Annual Meeting the stockholders approved of: (i) the election of Raymond J. Weller, Brent M. Cook, Stanley M. Kimball, DeLance M. Squire, Vern T. May and Joe K. Johnson as directors; (ii) an amendment to the Company's Certificate of Incorporation to create a new class of preferred stock, $.001 par value, with an authorized number of shares equal to 10,000,000; (iii) an amendment to the Company's Bylaws to provide for (a) classified board of directors, (b) the minimum and maximum number of directors on the Board, (c) the removal of directors with the vote or written consent of stockholders representing not less than two-thirds of the issued and outstanding stock entitled to vote and (d) increases to the size of the board of directors with the vote or written consent of the stockholders representing not less than two-thirds of the issued and outstanding stock entitled to vote; and (iv) the ratification of Coopers & Lybrand LLP as independent auditors of the Company for fiscal year ending September 30, 1997.

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

Date: August 11, 1998


                           COVOL TECHNOLOGIES, INC.

                           By: /s/ Brent M. Cook
                              -------------------------------------------------
                              Brent M. Cook, Chief Executive Officer
                              and Principal Executive Officer


                           By: /s/ Steven G. Stewart
                              -------------------------------------------------
                              Steven G. Stewart, Chief Financial Officer
                              and Principal Financial Officer