Form 10-Q
period 1998-06-30
COVOL TECHNOLOGIES INC
filed 1998-08-14
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

 [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class of Stock                                Amount Outstanding
-----------------------------              ----------------------------------
$.001 par value Common Stock               10,560,551 Shares of Common Stock
                                                     at August 5, 1998

                            COVOL TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                                                        Page No.

PART I - FINANCIAL INFORMATION

    ITEM 1.      FINANCIAL INFORMATION (Unaudited).......................... 3
                 Consolidated Balance Sheets - As of June 30, 1998 and
                   September 30, 1997
                 Consolidated  Statements  of  Operations - For the three months ended June 30, 1998 and 1997 and for the nine months ended June 30, 1998 and 1997
                 Consolidated  Statements  of Cash  Flows - For the nine  months ended June 30, 1998 and 1997
                 Notes to Financial Statements
    ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS....................... 16
    ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                 RISK...................................................... 23

PART I - OTHER INFORMATION

    ITEM 1.      LEGAL PROCEEDINGS......................................... 23
    ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS................. 24
    ITEM 3.      DEFAULTS UPON SENIOR SECURITIES........................... 26
    ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....... 26
    ITEM 5.      OTHER INFORMATION......................................... 26
    ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.......................... 26

EXHIBIT 27.1     FINANCIAL DATA SCHEDULE................................... 28


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


                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                         As of              As of
                                                        June 30,         September 30,
                                                          1998               1997
                                                       -----------        -----------
         ASSETS

Current assets:
   Cash and cash equivalents                            $3,352,585         $4,780,301
   Receivables:
     Trade Accounts                                      3,537,191             12,595
     Binder Plant Sales                                    457,297                  0
     Stock Subscriptions                                         0            577,500
   Inventories                                           1,272,549          1,818,991
   Advances on inventories                               2,203,868          1,086,964
   Notes receivable - related parties, current             576,499            275,516
   Prepaid expenses and other current assets               191,361             51,865
                                                       -----------        -----------
Total current assets                                    11,591,350          8,603,732
                                                       -----------        -----------

Property, plant and equipment, net of
 accumulated depreciation                               41,265,678         13,619,271
                                                       -----------        -----------
Other assets:
   Notes receivable                                      7,757,290                  0
   Notes receivable - related parties, non-current       3,471,334          3,816,604
   Deposits and other assets                               964,003            321,207
                                                       -----------        -----------
Total other assets                                      12,192,627          4,137,811
                                                       -----------        -----------
Total assets                                           $65,049,655        $26,360,814
                                                       ===========        ===========


                     The accompanying notes are an integral
                  part of the consolidated financial statements
                                   (continued)


                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                                   (Unaudited)


                                                                    As of                As of
                                                                   June 30,          September 30,
                                                                     1998                 1997
                                                                 -----------           -----------
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $973,534            $1,045,147
   Payable for coal briquetting equipment                          2,670,088             1,967,686
   Due to related party                                              716,688             1,038,667
   Accrued liabilities                                               871,164             1,023,126
   Accrued contractor liability                                      954,000             1,477,000
   Convertible debentures, current                                         0             3,302,422
   Notes payable, current                                         14,436,417             1,945,104
                                                                 -----------           -----------
Total current liabilities                                         20,621,891            11,799,152
                                                                 -----------           -----------
Long-term liabilities:
   Accrued interest                                                  786,683               204,402
   Notes payable, non-current                                     19,397,417             2,900,000
   Notes payable - related parties, non-current                      146,588               489,096
   Deferred revenues from advance licensing fees                   1,400,000             1,650,000
   Deferred compensation                                             232,749               223,891
                                                                 -----------           -----------
Total long-term liabilities                                       21,963,437             5,467,389
                                                                 -----------           -----------
Total liabilities                                                 42,585,328            17,266,541
                                                                 -----------           -----------
Minority interest in consolidated subsidiaries                     2,845,142             3,165,996
                                                                 -----------           -----------
Commitments and contingencies (Note 10)

Stockholders' equity:
   Preferred stock: $0.001 par value;  authorized
    10,000,000 shares, issued and outstanding,
    315,882 shares at June 30, 1998 and 303,024 shares
    at September 30, 1997                                                316                   303
   Common stock: $0.001 par value; authorized 25,000,000
    shares, issued and outstanding, 10,559,266 shares
    at June 30, 1998 and  8,627,290  shares at
    September 30, 1997                                                10,559                 8,627
   Common stock to be issued: 0 shares at June 30, 1998 and
     462,285 shares at September 30, 1997                                  0                   462
   Capital in excess of par value - preferred                      5,184,627             5,094,634
   Capital in excess of par value - common                        57,390,133            41,818,549
   Capital in excess of par value - common stock to be issued              0             3,291,783
   Accumulated deficit                                           (30,762,064)          (32,191,556)
   Notes and interest receivable - related parties from issuance
    of or collateralized by common stock (net of allowance)       (8,221,736)           (7,411,278)
   Deferred compensation from stock options                       (3,982,650)           (4,683,247)
                                                                 -----------           -----------
Total stockholders' equity                                        19,619,185             5,928,277
                                                                 -----------           -----------
Total liabilities and stockholders' equity                       $65,049,655           $26,360,814
                                                                 ===========           ===========

                     The accompanying notes are an integral
                  part of the consolidated financial statements


                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             Three months    Three months        Nine months        Nine months
                                               ended           ended                ended               ended
                                              June 30,        June 30,             June 30,            June 30,
                                                1998           1997                  1998                1997
                                             ----------    -----------             ----------        -----------
Revenues:
   License fees                              $3,150,000             $0             $7,736,000                 $0
   Synthetic fuel sales                               0              0                  4,888            124,341
   Returns on synthetic fuel sales                    0              0                      0            (82,500)
   Binder sales                                 608,206        130,112                699,811            134,129
   Binder plant sales                         1,298,000              0              1,298,000                  0
   Coal fines                                   639,711              0              2,543,264                  0
   Operation and maintenance fees                 3,795              0                 70,072                  0
                                             ----------    -----------             ----------        -----------
Total revenues                                5,699,712        130,112             12,352,035            175,970
                                             ----------    -----------             ----------        -----------
Operating costs and expenses:
   Cost of coal briquetting operations        1,436,549        390,224              2,509,971          1,139,916
   Cost of binder plants                      1,094,661              0              1,094,661                  0
   Cost of binder sales                         416,373              0                530,150                  0
   Cost of coal fines                           639,711              0              2,543,264                  0
   Research and development                      80,690         92,856                308,583            263,319
   Selling, general and administrative        1,111,170      1,015,585              3,002,572          2,285,922
   Compensation related to stock options
     and issuance of common stock               285,613        384,414                731,659            933,112
   Loss (gain) on sale of assets                 52,772       (299,822)               (25,628)          (295,626)
   Write-down (write-up) of note
     receivable - related parties,
     collateralized by common stock            (532,188)       143,750             (1,094,688)          (150,000)
                                             ----------    -----------             ----------        -----------
Total operating costs and expenses            4,585,351      1,727,007              9,600,544          4,176,643
                                             ----------    -----------             ----------        -----------
         Operating income (loss)              1,114,361     (1,596,895)             2,751,491         (4,000,673)
                                             ----------    -----------             ----------        -----------
Other income (expense):
   Interest income                              301,899         89,359                604,579            267,216
   Interest expense                                   0       (418,501)            (2,292,432)        (2,052,969)
   Minority interest in net losses (income)
     of consolidated subsidiaries               182,976        (27,366)               320,854            333,304
   Other income                                  15,000         15,438                 45,000             19,891
                                             ----------    -----------             ----------        -----------
Total other income (expense)                    499,875       (341,070)            (1,321,999)        (1,432,558)
                                             ----------    -----------             ----------        -----------
Net income (loss)                            $1,614,236    $(1,937,965)            $1,429,492        $(5,433,231)
                                             ==========    ===========             ==========        ===========
Earnings (loss) per share:
   Basic                                     $     0.15    $     (0.24)            $     0.12        $     (0.69)
   Diluted                                   $     0.12    $     (0.24)            $     0.12        $     (0.69)
                                             ==========    ===========             ==========        ===========

Weighted average shares outstanding:
   Basic                                     10,399,912      8,192,603              9,720,229          7,921,253
                                             ==========    ===========             ==========        ===========
   Diluted                                   13,087,997      8,192,603             12,379,757          7,921,253
                                             ==========    ===========             ==========        ===========

                     The accompanying notes are an integral
                  part of the consolidated financial statements


                   COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                          Nine Months             Nine Months
                                                             ended                   ended
                                                          June 30, 1998           June 30, 1997
                                                          -------------           -------------
Cash flows from operating activities:
   Net income (loss)                                         $1,429,492             $(5,433,231)
     Adjustments  to reconcile  net income
     (loss) to net cash used in operating activities:
       Depreciation and amortization                            312,295                 176,253
       Common stock issued for services                               0                 383,305
       Write-up of note receivable - related parties         (1,094,688)               (150,000)
       Interest expense based upon issuance of
        convertible debt and warrants at a discount           2,265,543               1,428,571
       Interest expense related to conversion inducement              0                 323,000
       Compensation related to stock options and
        issuance of common stock                                731,660                 933,112
       Interest earned on notes receivable - related
        parties, collateralized by common stock                       0                 (60,414)
       Loss (gain) on sale of equipment                         (25,628)                  4,196
       Minority interest in net losses of
        consolidated subsidiaries                              (320,854)               (360,626)
   Increase (decrease) from changes in assets:
     Receivables                                             (3,524,596)               (232,743)
     Receivalbes - binder plants                                457,297                       0
     Receivables - related parties                                    0                 (79,540)
     Inventories                                                546,442              (1,576,447)
     Advances on inventory                                   (1,116,904)               (750,000)
     Prepaid expenses and other current assets                 (139,496)                (64,367)
     Deposits and other assets                                  (54,796)                (97,966)
     Accounts payable                                           (71,613)              1,247,049
     Due to related party, net                                 (321,979)                      0
     Accrued liabilities                                        380,759                (199,097)
     Accrued contractor liability                              (523,000)                      0
     Accrued interest                                           582,281                 178,681
     Note payable for inventory                                 768,500                       0
     Deferred compensation                                        8,858                 156,850
     Deferred revenue from advance license fees                (250,000)              1,400,000
                                                          -------------           -------------
Net cash used in operating activities                          (875,021)             (2,773,414)
                                                          -------------           -------------
Cash flows from investing activities:
   Cash paid for property, plant and equipment              (33,715,521)             (6,580,171)
   Issuance of notes receivable                              (1,257,290)                (49,456)
   Deposits collaterizing letters of credit                    (588,000)                      0
   Proceeds from notes receivable                                     0                 129,464
   Proceeds from notes receivable - related party                44,287                  31,608
                                                          -------------           -------------
Net cash used in investing activities                       (35,516,524)             (6,468,555)
                                                          -------------           -------------

                     The accompanying notes are an integral
                  part of the consolidated financial statements



                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Nine Months           Nine Months
                                                            ended                 ended
                                                         June 30, 1998         June 30, 1997
                                                         -------------         -------------
Cash flows from financing activities:
   Proceeds from issuance of limited partnership
    interests in subsidiaries                                        0               350,000
   Distributions to limited partnership
    interests in subsidiaries                                        0              (292,000)
   Proceeds from notes payable                              32,569,785             6,597,493
   Proceeds from notes payable - related party                       0               109,470
   Payments on notes payable                                    (5,794)             (317,573)
   Payments on notes payable - related parties                (342,508)              (73,683)
   Proceeds from notes receivable - related parties,
    collateralized by common stock                             314,079               106,000
   Proceeds from issuance of preferred stock, (net)             90,006                     0
   Proceeds from issuance of common stock (net)              1,760,761             2,674,023
   Proceeds from receivable - stock subscriptions              577,500                     0
                                                         -------------         -------------
Net cash provided by financing activities                   34,963,829             9,153,730
                                                         -------------         -------------
Net decrease in cash                                        (1,427,716)              (88,239)

Total cash and cash equivalents, beginning of period         4,780,301               490,106
                                                         -------------         -------------
Total cash and cash equivalents, end of period              $3,352,585              $401,867
                                                         =============         =============
Supplemental schedule of noncash investing and
 financing activities:
   Payable for briquetting facility                         $  702,402                    $0
   Common stock issued on conversion of notes payable        7,686,473             1,263,530
   Common stock issued for notes receivable - related
     party collateralized by common stock                       45,000                     0
   Notes receivable issued for sale of briquetting
     facility                                                6,500,000             3,500,000
   Accrued interest refinanced in notes payable                 40,290                     0
   Notes payable that were refinanced                        1,999,719                     0


                     The accompanying notes are an integral
                  part of the consolidated financial statements
                                   (continued)

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Management Opinion

In the opinion of management, the accompanying financial statements present fairly the financial position of Covol Technologies, Inc. and Subsidiaries (the "Company") as of June 30, 1998 and September 30, 1997, the results of its operations for the three months and nine months ended June 30, 1998 and June 30, 1997 and its cash flows for the nine months ended June 30, 1998 and June 30, 1997. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report included on Form 10-K for the year ended September 30, 1997 and the Company's Quarterly Report included on Form 10-Q for the quarters ended December 31, 1997 and March 31, 1998.

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

4.       Change in Estimate of Fair Value of Note Receivable

During the three and nine months ended June 30, 1998, the Company decreased the allowance on the $5,000,000 face value note receivable from a stockholder received from the sale of certain construction companies by $532,188 and $1,094,688, respectively, to an adjusted loan value of $2,684,688 as of June 30,1998. During the three and nine months ended June 30, 1997, the Company increased and decreased the allowance by $(143,750) and $150,000, respectively. The note is guaranteed by the buyer, who is the sole shareholder of the construction companies, and 150,000 shares of common stock of the Company owned by the buyer that are held as collateral by the Company. The changes in the allowance were based solely on changes in the market value of the Company's common stock held as collateral for the note receivable. The allowance is subject to future fluctuations in the Company's common stock.

5.       Notes Receivable

On November 14, 1997, the Company entered into a financial agreement with CoBon Energy, L.L.C.("CoBon"), relating to the purchase of equipment for a synthetic fuel production facility. The original agreement provided that the Company would purchase, on CoBon's behalf, up to $1 million worth of equipment for use in the facility. Subsequently, the maximum amount of the financing was increased to approximately $1,400,000 to provide for additional borrowings by CoBon. As consideration for the loan, the Company received the rights to certain royalties generated from the operation of the facility. The Company paid $812,290 for equipment and loaned CoBon $445,000, bringing the total note receivable to $1,257,290 as of June 30, 1998. Subsequent to June 30, 1998, the Company and CoBon agreed that for amounts advanced on equipment and amounts loaned by the Company, CoBon would 1) pay $660,000 to the Company in equal amounts over the

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5.       Notes Receivable, continued

period beginning July 1, 1999 and ending September 30, 2002, 2) pay $257,250 to the Company and 3) pay to the Company $0.10 cents for every dollar of income tax credit generated by the synthetic fuel facility.

On February 20, 1998, Alabama Synfuel #1, Ltd.(AS#1), a subsidiary of the Company, sold a briquetting facility located in Alabama ("Alabama Plant") to Birmingham Synfuel, L.L.C., a wholly-owned subsidiary of PacifiCorp. The purchase price was $6,500,000 and resulted in a gain of approximately $78,000. The purchase price was paid with a note receivable that bears interest at 12% and is to be repaid in equal consecutive quarterly installments, subject to certain provisions and limitations, including the net operating cash flow from the Alabama Plant. All accrued interest and unpaid principal is due and payable on February 20, 2003.

6.       Advance on Binder Facilities

During the quarter ended June 30, 1998, the Company applied advances of $790,703 received as of March 31, 1998 from A.T. Massey, PacifiCorp, and CoBon for binder plants under construction against amounts billed in connection with the sale of these binder plants to the licensees.

7.       Notes Payable and Convertible Debentures

A.J.G. Financial Services, Inc.

During October 1997, the Company entered into an agreement with A.J.G. Financial Services, Inc. ("AJG") to provide financing of approximately $4,300,000 for the building of a coal wash plant at an interest rate of 6%. In addition, the Company granted warrants in an amount equal to 10% of the amount financed. Half of these warrants have a strike price of $10 and half have a strike price of $20. Based upon the market price of the Company's common stock on the date of the agreement, $398,222 of interest expense was recognized due to issuance of the $10 warrants. As of June 30, 1998, the Company had borrowed $4,325,433 under this arrangement. Principal and interest are due 2 years from the date the debt was incurred. The Company began start-up testing of the wash plant during April 1998 and began normal operation of the plant in June 1998.

During the quarter ended March 31, 1998, the Company entered into an additional agreement with AJG to borrow up to $6.5 million at an interest rate of 6% per annum to be used for construction of a briquetting facility located in West Virginia. As of June 30, 1998 the Company had received $6,680,000 under this borrowing arrangement. In July 1998, the Company repaid $180,000 under this arrangement to bring the net borrowings to $6.5 million under this agreement. 50% of the accrued interest is due February 1999 with the balance of accrued interest and principal due in full in February 2001. The loan is collateralized by the synthetic fuel facility constructed with the proceeds and by certain earned license fees that may be payable to the Company from synthetic fuel facilities constructed by AJG.

PacifiCorp Financial Services, Inc.

During December 1997, the Company executed a Convertible Loan and Security Agreement with PacifiCorp Financial Services, Inc. ("PFS"). The agreement modifies an agreement finalized on March 20, 1997 which provides funding for completing construction of the Alabama project, acquiring coal fines and for other purposes related to the project. The modification increased the amount available from $5,000,000 to $7,000,000 with a provision that borrowings up to the lesser of actual borrowings or $6,000,000 are convertible into common stock under the same terms as the original March 20, 1997 agreement (at a price of $7.00 per share). Based upon the December 1997 amendment, an interest expense of $714,286 was recognized during the quarter ended December 31, 1997 because the conversion price is below the market price.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7.       Notes Payable and Convertible Debentures, continued

PacifiCorp Financial Services, Inc., continued

Effective March 3, 1998, PFS exercised their option to convert all outstanding borrowings under this arrangement into 1 million shares of common stock.. The conversion of the borrowings in excess of $6,000,000 resulted in an additional interest charge of $714,285 during the quarter ending March 31, 1998 because the conversion price is below the market price. In addition, the Company issued 27,000 shares of common stock to PFS under the antidilution provisions of its conversion agreement. This resulted in the issuance of additional common stock with a value of approximately $220,000. This amount was charged to interest expense during the quarter ended March 31, 1998.

DTE Energy Services, Inc.

In October 1997, the Company entered into a financial agreement with DTE Energy Services, Inc. ("DTE") relating to the purchase of equipment for up to two synthetic fuel production facilities. The agreement allowed for borrowings up to $2,000,000 with interest at LIBOR plus 1.0%. The Company borrowed $1,999,719 under the agreement. These borrowings were repaid in full during May 1998.

Trans Pacific Stores

On March 17, 1998, the Company entered into a loan agreement with Trans Pacific Stores, Ltd. ("TPS") wherein TPS agreed to loan the Company up to $4,000,000. The loan is collateralized by future earned license fees payable to the Company from the synthetic fuel manufacturing facilities constructed by Pace Carbon Fuels, LLC. Interest on the outstanding principal balance accrues at twelve percent (12%) per annum. The interest rate is adjusted to thirteen percent (13%) on September 20, 1998 and to fourteen percent (14%) on December 20, 1998. Each time the interest rate is adjusted, a one percent (1%) renewal fee of $40,000 is due and payable. Interest on the unused portion of the borrowing will accrue interest at one percent (1%) per annum until the loan is paid in full. The outstanding principal and interest is due in full before March 20, 1999. As of June 30, 1998, the full $4 million had been borrowed under this arrangement.

On June 12, 1998, the Company entered into an additional loan agreement with Trans Pacific Stores, Ltd. wherein TPS agreed to loan the Company up to $4,000,000. Collateral for the first $2,200,000 of borrowings under this note is a continuing interest in the promissory note as amended August 26, 1996 received by the Company in connection with the sale of certain construction companies; collateral for borrowings for the next $1,800,000 is a continuing interest in future cash flows payable to the Company pursuant to an agreement between A.T. Massey ("Massey") and the Company dated December 4, 1997. Interest on the outstanding principal balance accrues at eighteen percent (18%) per annum. On the four-month anniversary of this note, the interest rate shall be adjusted to twenty-two percent (22%) per annum, until the loan has been paid in full. All principal and interest is due and payable on or before twelve months following execution of this note. TPS could also be granted warrants to purchase up to 100,000 shares of restricted common stock of the Company in an amount equal to 100,000 multiplied by the quotient of the outstanding borrowings divided by $4,000,000, at an exercise price equal to the closing bid price on the four-month anniversary of the loan. Warrants granted, if any, may be exercised within two years of the date of issuance. As of June 30, 1998, $2,000,000 had been borrowed under this arrangement. A member of the Company's Board of Directors is affiliated with TPS.

                                   (continued)

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7.       Notes Payable and Convertible Debentures, continued

Fun Enterprises

On January 29, 1998, the Company entered into a loan and security agreement with Fun Enterprises, Pty Ltd. ("Fun"), a current holder of the Company's Class B preferred stock, relating to the development and construction of a mobile, skid-mounted synthetic fuel production facility at a coal preparation site of an eastern coal company. The agreement allows the Company to borrow up to $5,800,000. The loan is secured by the synthetic fuel facility. The interest rate will be 12% per annum until August 31, 1998, and 15% per annum thereafter until paid in full. Fun will also have the right to receive certain royalties after the facility is sold. As of June 30, 1998 the Company has drawn $5,666,363 on the loan. The loan is due in full at the earlier of the sale of the facility or August 31, 1999.

Mountaineer Synfuel, L.L.C.

On May 5, 1998, the Company entered into an Asset Purchase Agreement ("Agreement") with Mountaineer Synfuel, L.L.C.("Mountaineer"), wherein the Company agreed to sell to Mountaineer a synthetic fuel facility located in West Virginia upon the occurrence of certain future events. In connection with this Agreement, Mountaineer agreed to loan the Company up to $8,500,000 to be used for the construction and working capital requirements of the facility. Amounts loaned are to be repaid upon the earlier of the Closing Date of the purchase or January 1, 1999. As of June 30, 1998, $8,250,000 had been received under this Agreement, of which $8,250 came from the Company as the owner of a .1% membership interest in Mountaineer.

Convertible Subordinated Debentures

In November 1996, the Company issued convertible subordinated debentures totaling $1,000,000. The debentures accrue interest at prime rate plus 2% with principal and interest payable in full on June 30, 1998. The debentures and accrued interest are convertible into common stock of the Company at $11.00 per share. On June 30, 1998 the $1,000,000 of debentures together with the accrued interest of $178,904 were converted into 107,174 shares of common stock.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7.       Notes Payable and Convertible Debentures, continued

The following is a table summarizing notes payable and convertible debentures previously discussed.

                                                                                          June 30, 1998         September 30, 1997
Note payable to a corporation,  bearing interest at 6%  collateralized  by plant
and  equipment.  Principal and interest due October 1999                                  $   4,325,433          $   1,057,849
Note payable to a corporation,  bearing  interest at 6%. 50% of accrued interest due in  February  1999 and  balance of accrued  interest  and  principal  due in
February 2001                                                                                 6,680,000                      -

Note payable to a corporation  bearing interest at prime (8.5% at June 30, 1998)
plus 2%, net. Collateralized by plant and equipment.  Principal and interest due
December 20, 1999                                                                             2,825,681              2,787,255

Convertible  note payable to a corporation,  bearing interest at prime (8.50% at
June 30, 1998) plus 2%. Collateralized by plant,  equipment and coal fines. Loan of $6,686,473 plus accrued interest of $313,527 converted to common stock March
20, 1998.                                                                                             -              3,302,422

Note payable to a corporation  bearing interest at 18% for the first four months then adjusted to 22% thereafter  collateralized by a certain promissory note and by certain future earned license fees. If unpaid after four months, warrants are to be granted based on outstanding balances. Amounts are due on or before June
12, 1999.                                                                                    2,000,000                       -

Note payable to a corporation.  Interest on the  outstanding  principal  balance accrues at twelve  percent  (12%) per annum.  The  interest  rate is adjusted to thirteen  percent (13%) on September  20, 1998 and to fourteen  percent (14%) on
December 20, 1998. The balance and accrued interest is due in full before March
20, 1999 and is collateralized by certain future earned license fees.                        4,000,300                       -

Note payable to a corporation bearing interest at 12% per annum until August 31,
1998, and 15% per annum thereafter until paid collateralized by a synthetic fuel facility. The loan is due in full at the earlier of the sale of the facility or
August 31, 1999                                                                              5,666,363                       -

Note  payable to a limited  liability  company  issued in  conjunction  with the construction  of a  synthetic  fuel  facility.  The  loan  is due in full at the
earlier of the sale of the facility or January 1, 1999.                                      8,241,750                       -

Other                                                                                           94,307                       -

Convertible  debentures to two  individuals and one trust,  bearing  interest at prime (8.5% at March 31, 1998) plus 2%. Principal and interest due June 30,
1998. Convertible at $11.00 per share. Converted to common stock June 30, 1998.                      -               1,000,000
                                                                                         -------------           -------------
                                                                                           $33,833,834              $8,147,526
   Less: current portion                                                                   (14,436,417)             (5,247,526)
   Total non-current                                                                     -------------           -------------
                                                                                           $19,397,417              $2,900,000
                                                                                         =============           =============

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


8.       Stockholders' Equity

                      The table below presents the activity in stockholders' equity from April 1, 1998 through June 30, 1998.

                                                                                                                Notes and
                                                                                                                 interest
                                                                                                                receivable
                                                                                                                -related
                                                                                                                parties
                                                                                                                  from
                                                                                                                issuance
                                                                                                                 of, or    Deferred
                       Preferred Stock            Common Stock          Common Stock to be  issued               collater-   compen-
                                 Capital in                Capital in                Capital in               alized       sation
                                 excess of                  excess of                excess of  Accumulated  by, common  on stock
                 Shares  Amount  par value  Shares  Amount  par value Shares Amount  par value   Deficit        stock      options
                 ------  ------  ---------  ------  ------  --------- ------ ------  ---------   -------     -----------   -------
Balance at
January 1,
1998           315,882  $316  $5,184,627 10,256,175 $10,256 $55,104,727 63,060  $63   $417,638 ($32,376,300)($7,701,798)($4,268,263)

Common stock
issued for
cash from
exercise of
stock options                               195,917   196   1,106,609  (63,060) (63)   (417,638)

Conversion of
notes payable                               107,174   107   1,178,797

Cash received in
payment on
notes receivable
- related
parties from
issuance of
common stock                                                                                                    12,250

Amortization of
deferred
compensation on
stock options                                                                                                               285,613

Write-up of note
receivable -
related parties                                                                                               (532,188)

Net income for
the quarter
ended June
30, 1998                                                                                        1,614,236
                -------  ----  ---------- ---------- ------- ----------- ------ --- -------- ------------  ----------  ----------
Balance at
June 30, 1998   315,882  $316  $5,184,627 10,559,266 $10,559 $57,390,133      0 $0  $      0 ($30,762,064)($8,221,736)($3,982,650)
                =======  ====  ========== ========== ======= =========== ====== === ========  ===========  ==========  ==========


                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


9.       Computation of Earnings (Loss) Per Share (EPS)


                                                     Three months ended                         Nine months ended
                                                       June 30, 1998                               June 30, 1998




                                                  Basic                Diluted               Basic               Diluted

Net Income (loss) - diluted EPS                   $   1,614,236        $   1,614,236         $  1,429,492        $  1,429,492

   Preferred stock dividends accrued                    (84,683)                                 (279,562)

Net income (loss) - basic EPS                     $   1,529,553                             $   1,149,930



Number of common shares outstanding                  10,559,266           10,559,266           10,559,266          10,559,266

   Effect of using weighted average common
      shares outstanding                               (159,354)            (159,354)            (839,037)           (839,037)

Weighted average number of common shares
outstanding
 (basic earnings per share)                          10,399,912           10,399,912            9,720,229           9,720,229

Dilutive effect:

   Common stock options                                                    1,291,825                                1,274,258

   Common stock warrants                                                     654,807                                  643,817

   Convertible preferred stock                                               741,453                                  741,453

Dilutive weighted average number of common
  shares outstanding                                                      13,087,997                               12,379,757

Options to purchase 2,340,250 shares of common stock at prices between $1.50 and $13.56 per share were outstanding during the third quarter of fiscal 1998 and were included in the computation of diluted EPS. For the quarter ended June 30, 1997, these options were not included in the computation of loss per share because any effect would have been antidilutive.

Warrants to purchase 1,967,260 shares of common stock at prices between $7.00 and $30.00 per share were outstanding during the third quarter of fiscal 1998 and warrants with an exercise price of $15.75 or less were included in the computation of diluted EPS. For the quarter ended June 30, 1997, warrants were not included in the computation of loss per share because any effect would have been antidilutive.

Convertible debt of $1,000,000 was converted into 107,174 shares of common stock during the third quarter of fiscal 1998. For the quarter ended June 30, 1997, convertible debt was not included in the computation of loss per share because any effect would have been antidilutive.

Preferred stock convertible into 741,453 shares of common stock at the price of $7.00 per share were outstanding during the third quarter of fiscal 1998 and were included in the computation of diluted EPS.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


10.      Commitments and Contingencies

During 1996, the Company or its licensees entered into thirty contracts for the construction of manufacturing facilities that would use the Company's proprietary Briquetting Technology in the conversion of coal fines into synthetic fuel. All of these construction contracts contain penalties if the contracting party fails to proceed with the construction of these facilities. Fifteen of these construction contracts were entered into by independent third parties and the Company was not a party. Accordingly, no liability for failing to proceed exists with these contracts. Four contracts were entered into jointly by the Company and its joint venture partners. The remaining eleven are the Company contracts. Of the contracts for which the Company has liability or shared liability there are two joint venture facilities that will not be constructed and there are three contracts where the facilities may not be constructed. As of September 30, 1997, the Company accrued a liability of $1,477,000 for these potential penalties. During the first nine months ended June 30, 1998, the Company paid penalties in the amount of $205,000 and reversed $318,000 for a construction contract where the project was constructed. Accordingly, as of June 30, 1998, the remaining accrued contractor liability is $954,000.

In December 1996, the Company entered into six indemnification agreements in connection with six of the construction contracts entered into by independent third parties. These contracts contain liquidating damages of $750,000 per contract if construction of the facilities is not completed by June 1, 1998. The Company has indemnified the contractor for these potential liabilities. The contracting party has decided not to construct three of these facilities. Accordingly, the Company believes the maximum contingent liability under these indemnification agreements is $2,250,000. As of the date of the current filing, the other three facilities were mechanically complete and operational. The Company believes that payment of this liability is unlikely and has, therefore, not recorded a liability for these potential penalties.

The Company entered into a letter of intent with Innovative Technologies ("Innovative") in July of 1995 to apply the Company's Briquetting Technology to certain metallic ores supplied by Innovative. The Company conducted numerous tests of the ore through the fall of 1995, and concluded from the results that the venture was not economically viable. Accordingly, final agreement to process the ore was never reached. On March 4, 1997, Innovative Holding Company, Inc., filed a civil complaint against the Company alleging breach of the letter of intent in the amount $500,000 plus damages. This case is currently in trial. The Company is vigorously defending the suit and believes that it will be successful in such defense.

During June 1998, the Company entered into an agreement with a bank that provides for the issuance of letters-of-credit in an amount up to $700,000. As of June 30, 1998 there were $440,000 of letters-of-credit issued and outstanding under the agreement. The Company has $350,000 on deposit with this bank that is held as collateral for these letters-of-credit and is included in deposits and other assets in the accompanying balance sheet.

On April 21, 1998 the Company entered into separate loan agreements with each of Carbon Resources and C.C. Pace Capital, L.L.C. (the "Borrowers"), to lend, in quarterly installments, up to an aggregate principal amount not to exceed $14,250,000 each during the period from and including November 1, 1998 to and including February 1, 2008. The Company has agreed to make the initial advance on November 1, 1998 in the amount of $375,000, or such other amounts as provided for in the loan agreement, and thereafter on the first day of each February, May, August and November during the loan period. Interest accrues on the principal amount of the loan outstanding at a simple annual rate of six percent (6%). Repayment of the loan shall be paid from amounts, if any, distributed to the Borrowers by the General Partner of Pace Carbon Synfuels, L.P., which owns 100% of the memberships in the Project Companies discussed in the following paragraph.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


10.      Commitments and Contingencies, continued

The Company also entered into Amended and Restated License and Binder Purchase Agreements with each of PC Virginia Synthetic Fuel #1, L.L.C., PC West Virginia Synthetic Fuel #1, L.L.C., PC West Virginia Synthetic Fuel #2, L.L.C., and PC West Virginia Synthetic Fuel #3, L.L.C., (collectively the "Project Companies") as of February 3, 1998. The Company is entitled to receive royalties under the terms and as described in the Licensing Agreements. The Licensing Agreements provide for a one-time advance license fee and earned royalty on a quarterly basis at a prescribed amount multiplied by the MM btu content per ton of each product.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Three  months  ended June 30, 1998  compared to the three  months ended June 30,
1997

         Revenues. For the quarter ended June 30, 1998, total revenues increased by $5,569,590 to $5,699,712 from $130,112 reported for the quarter ended June 30, 1997. There were $3,150,000 in advance license fees reported during the quarter ended June 30, 1998 while no license fees were recognized during the quarter ended June 30, 1997. Advance license fees are normally due when construction of the related briquetting facility begins, when construction is completed, or when certain construction milestones or other conditions are met. Advance license fees recognized during the quarter ended June 30, 1998 related to four technology licensees covering ten synthetic fuel facilities or production lines which became operational in June 1998. The Company had binder sales in the amount of $608,206 for the quarter ended June 30, 1998 as compared to $130,122 for sales that were made in the quarter ended June 30, 1997. The Company expects binder sales to increase proportionate to future synthetic fuel production and sales increases. The Company recieved revenues from binder plant sales of $1,298,000 during the quarter ended June 30, 1998 while no such sales occured during the same period ending June 30, 1997. These revenues resulted from the sale of seven binder plants. The Company received revenues from the sale of coal fines in the amount of $639,711 for the quarter ended June 30, 1998 under an agreement to sell the coal fines at their cost. The Company had revenues from operation and maintenance fees of $3,795 for the quarter ended June 30, 1998 and no such fees for the corresponding period in 1997.

         Operating Costs and Expenses. Operating costs and expenses increased $2,858,344 to $4,585,351 for the quarter ended June 30, 1998 from $1,727,007 reported for the quarter ended June 30, 1997. Operating costs and expenses attributable to the briquetting operations increased $2,557,359 to $2,947,583 for the quarter ended June 30, 1998 from $390,224 for the quarter ended June 30, 1997. The increase in briquetting operations costs for the quarter ended June 30, 1998 was a direct result of increased activities related to the completion of construction of synthetic fuel facilities, increased activities related to the refinement of the briquetting process and issues related to the implementation of the Company's technology as production at the twenty-four facilities commenced. Utah Synfuel #1, a Delaware limited partnership ("US #1"), and the Company sold a synthetic fuel facility at Price, Utah ("Utah Plant"), to Coaltech. In connection with the sale, US #1 entered into an agreement to purchase all synthetic fuel production at the Utah Plant for costs incurred plus $1 per ton. The Utah Plant has incurred significant costs for coal fines, including the costs to wash the fines, and manufacturing costs as it works through various production issues. These costs are included in the cost of coal briquetting operations. It is anticipated that the sales price of the synthetic fuel purchased by US#1 will be significantly less than its cost. As the wash plant and synthetic fuel facility move towards normal operational levels and efficiencies, the Company anticipates that the costs incurred per ton for the synthetic fuel produced will be more in line with the sales price of the synthetic fuel and will reduce the net operating loss currently resulting from these operations. During the quarter ended June 30, 1998 the Company incurred $639,711 in cost of coal fines sold under the arrangement discussed in the previous paragraph.

         Research and development costs decreased $12,166 during the quarter ended June 30, 1998 from $92,856 for the quarter ended June 30, 1997. This decrease is primarily due to the reduction in use of outside professional services. The Company expects continued research and development costs in its ongoing efforts to refine further the Company's synthetic fuel technology and in pursuing other applications of this technology.

         Selling, general and administrative expense increased $95,585 to $1,111,170 for the quarter ended June 30, 1998 from $1,015,585 for the quarter ended June 30, 1997. The increase relates to necessary personnel increases, increased outside professional services relative to facility construction, increased travel and related out-of-town expenses incurred to monitor construction and start-up operations at the numerous facility locations, and general infrastructure cost increases as the Company continues to grow and expand, and partially offset by a decrease resulting from a $342,805 expense incurred in 1997 relating to stock issued in settlement of certain claims.

         For the quarter ended June 30, 1998, the total operating expense increase was partially offset by a decrease in compensation expense resulting from the issuance of stock and stock options as compared to the quarter ended June 30, 1997. The decrease of $98,801 is attributable to a reduction in the use of stock and stock options in compensating employees and consultants of the Company and to the general change in the Company philosophy regarding the strike price for options granted. Generally, stock options that will be granted by the Company in the future are not expected to be "in-the-money" at the date of grant.

         In fiscal 1996, the Company was required, under generally accepted accounting principles, to adjust the $5 Million 6% promissory note (the "Note") from the sale of Industrial Management and Engineering, Inc., State Incorporated, Central Industrial Construction, Inc. and Larson Limestone Company, Inc. (the "Construction Companies") to the most ascertainable value of collateral held in support of the loan which was the Company's common stock. For the quarter ended June 30, 1998, this adjustment resulted in a write-up of the Note by $532,188 compared to a write-down of $143,750 for the quarter ended June 30, 1997. The Note is guaranteed by the buyer, sole shareholder of the Construction Companies, and there has been no event of default or incurrance of past due payments on the Note. The Company currently has no reason to believe that the payments under the terms of the Note will not be made when due.

         Total Other Income and Expenses. For the quarter ended June 30, 1998, the Company had other income totaling $499,875. For the quarter ended June 30, 1997, the Company had other income totaling $104,797 and other expenses of $445,867 for net other expenses totaling $341,070. This decrease of $840,945 consisted principally of a decrease in interest expense of $418,501 which resulted from the issuance of convertible debt where the conversion price was "in-the-money" during the quarter ended June 30, 1997 and an increase in interest income of $212,540 during the quarter ended June 30, 1998. The minority interest in the net losses of the consolidated subsidiaries increased by $210,342 as a result of increased net losses of US # 1 and AS #1 during the quarter ended June 30, 1998 as compared to the comparable period in 1997.

         The Company has net operating loss carryforwards that are available to offset future taxable income. Because the Company has not generated significant taxable income relating to the Briquetting Technology net income, no benefit has been recorded relative to the future utilization of the net operating loss carryforwards. This benefit may be recorded in the near term if the Company continues to realize taxable income.

         Net Income. For the quarter ended June 30, 1998, the Company had net income of $1,614,236 as compared with a net loss of $1,937,965 for the quarter ended June 30, 1997. As discussed previously, this increase resulted primarily from a significant increase in total revenues and other income, partially offset by a significant increase in operating costs and expenses.

         Amended Form 10-Q. All financial information for the quarter ended and the nine months ended June 30, 1997 and comparisons between that period and the corresponding period in 1998 are based upon the restated financial statements filed in the Company's Form 10-Q/A, Amendment No. 1 for the period ended June 30, 1997 as filed on August 12, 1998.

Results of Operations

Nine  months ended June 30, 1998 compared to the nine months ended June 30, 1997

         Revenues. For the nine months ended June 30, 1998, total revenues increased by $12,176,065 to $12,352,035 from $175,970 for the nine months ended June 30, 1997. There were $7,736,000 in advance license fees received during the nine months ended June 30, 1998 while no license fees were received during the comparable period during 1997. Advance license fees are normally due when construction of the related briquetting facility begins, when construction is completed, or when certain construction milestones or other conditions are met.

         The Utah Plant was placed in service in early 1997. However, production and sales of synthetic fuel were significantly curtailed due to the high levels of ash content in feedstock used for production. To remedy the problem of ash content, the Company constructed a wash plant for the Utah Plant that became operational during the quarter ended June 30, 1998. The wash plant continues to undergo operational inprovements and modifications and has not yet reached expected output capacity. Accordingly, synthetic fuel sales of $4,888 during the nine months ended June 30, 1998 were less than the sales of $124,341 during the corresponding period ended June 30, 1997. The Company believes that as the wash plant reaches operational capacity, it will be able to supply sufficient quality coal fines to the Utah Plant to allow the plant to operate profitably at or near capacity. The Company has had various discussions with potential end-users of the synthetic fuel product. However, there is currently no contract in place for the purchase of the synthetic fuel produced at the Utah Plant. The Company had binder sales in the amount of $699,811 for the nine months ended June 30, 1998 as compared to sales of $134,129 during the nine months ended June 30, 1997. The Company expects binder sales to increase proportionate to future synthetic fuel production and sales increases. The Company received an additional $1,298,000 from binder plant sales for the quarter ended June 30, 1998; no such revenue was received for the same period ending June 30, 1997. The Company received revenues from the sale of coal fines in the amount of $2,543,264 for the nine months ended June 30, 1998 under an agreement to sell the coal fines at their cost and had operation and maintenance fees of $70,072 for the nine months ended June 30, 1998 and no such fees for the corresponding period in 1997.

         Operating Costs and Expenses. Operating costs and expenses increased $5,423,901 to $9,600,544 for the nine months ended June 30, 1998 from $4,176,643 for the nine months ended June 30, 1997. Operating costs and expenses attributable to the briquetting operations increased $2,994,866 to $4,134,782 for the nine months ended June 30, 1998 from $1,139,916 for the nine months ended June 30, 1997. The increase in briquetting operations costs for the nine months ended June 30, 1998 was a direct result of increased activities related to the completion of construction of synthetic fuel facilities, increased activities related to the refinement of the briquetting process and issues related to the implementation of the Company's technology as production at the twenty-four facilities commenced. During the nine months ended June 30, 1998 the Company incurred $2,543,264 in costs for coal fines sold under the arrangement previously discussed.

         Research and development costs increased 17.2% to $308,583 during the nine months ended June 30, 1998 from $263,319 for the nine months ended June 30, 1997. The Company expects continued research and development costs in its ongoing efforts to refine further the Company's synthetic fuel technology and in pursuing other applications of this technology.

         Selling, general and administrative expense increased $716,650 or 31.4% to $3,002,571 for the nine months ended June 30, 1998 from $2,285,922 for the nine months ended June 30, 1997. The increase relates to necessary personnel increases, increased outside professional services relative to facility construction, increased travel and related out-of-town expenses incurred to monitor construction and start-up operations at the numerous facility locations, and general infrastructure cost increases as the Company continues to grow and expand to meet operational needs.

         For the nine months ended June 30, 1998, compensation expense resulting from the issuance of stock and stock options decreased by $201,453 as compared to the nine months ended June 30, 1997. The decrease is attributable to the reduction in the use of stock and stock options in compensating employees and consultants of the Company. The reduction is also reflective of a general change in the Company's philosophy regarding the strike price for options granted. Generally, stock options that will be granted by the Company in the future are not expected to be "in-the-money" at the date of grant.

         For the nine months ended June 30, 1998, the adjustment relative to the note received from the sale of the Construction Companies resulted in a write-up of the Note by $1,094,688 compared to a write-up of $150,000 for the nine months ended June 30, 1997. The Note is guaranteed by the Buyer of the Construction Companies and there has been no event of default or past due payment on the Note.

The Company currently has no reason to believe that the payments under the terms of the Note will not be made when due.

         Total Other Income and Expenses. For the nine months ended June 30, 1998, the Company had other income totaling $970,433 and interest expense of $2,292,432 for net other expenses of $1,321,999. For the nine months ended June 30, 1997, the Company had other income totaling $620,411 and interest expense of $2,052,969 for net other expenses of $1,432,558. This decrease in net other expenses of $110,559 consisted principally of an increase in interest expense of $239,736 resulting from the issuance of convertible debt where the conversion price was "in-the-money", and an increase in interest income of $337,363.

         Net Income. For the nine months ended June 30, 1998, the Company had net income of $1,429,492 as compared with a net loss of $5,433,231 for the nine months ended June 30, 1997 resulting in a net increase of $6,862,723.


Liquidity and Capital Resources

         For the nine months ended June 30, 1998, management believes the Company made significant progress in its movement from continued development and refinement of the Company's proprietary technology to commercial operations. The decrease in cash used by the Company in operating activities of $2,648,826 for the nine months ended June 30, 1998 to $124,588 from $2,773,414 for the nine months ended June 30, 1997 was largely due to the net income of $1,429,492 realized for the nine months ended June 30, 1998 compared to the net loss of $5,433,231 for the nine months ended June 30, 1997. This significant improvement in funds provided by operations was offset by increases in accounts and notes receivable, inventories and a decrease in accounts payable.

         The Company made cash payments for property, plant and equipment totaling $34,240,955 during the nine months ended June 30, 1998. These additions related to the wash plant at the Utah Plant, construction of four synthetic fuel facilities and other miscellaneous purchases. The Company is currently pursuing the sale of the four synthetic fuel facilities. This investment was funded by cash available at September 30, 1997, proceeds from borrowings of $32,569,785 and proceeds from issuances of stock of $1,850,767. The Company believes it will be able to meet future cash flow needs through additional borrowings, issuances of equity securities, and from cash generated by operations.

         During December 1997, the Company executed an amendment to the Convertible Loan and Security Agreement with PacifiCorp Financial Services, Inc. ("PFS"). The agreement modifies an agreement reached on March 20, 1997 which provides funding for completing construction of the Alabama Plant and acquiring coal fines and for other purposes related to the project. The modification increased the amount available from $5,000,000 to $7,000,000 with a provision that borrowings up to the lesser of actual borrowings or $6,000,000 are convertible into common stock under the same terms as the original March 20, 1997 agreement (at a price of $7.00 per share). As of March 3, 1998, PacifiCorp exercised its option to convert the full amount owing under the loan into shares of common stock. The Company had borrowed $6,686,473 and interest of $313,527 had been accrued. An agreement was reached between the Company and PacifiCorp which allowed them to convert the full $7,000,000 owing under the loan into 1,000,000 shares of common stock. The Company also issued 27,000 shares to PFS under antidilution provisions of this agreement.

         On March 6, 1998 the Company and Alabama Synfuel #1 completed the sale of a synthetic fuel briquetting plant in Birmingham, Alabama to PacifiCorp under the terms of the Project Purchase Agreement dated March 20, 1997 and as subsequently amended. The purchase price for the facility was $6,500,000 and was paid with a note that bears interest at twelve percent (12%) per annum. The promissory note executed by PacifiCorp to the Company is collateralized by the Alabama Plant and provides for periodic payments through February 2003.

         In October 1997, the Company entered into an agreement with AJG Financial Services, Inc. ("AJG"), whereby AJG agreed to provide financing for the wash plant being constructed by the Company to provide washed coal fines to the Utah Plant. The financing consists of a note bearing interest at 6% per annum with principal and interest due and payable two years from the time the debt is incurred. As additional consideration to AJG for the financing, the Company issued warrants to purchase Company common stock in an amount equal to 10% of the dollar amount financed, with fifty percent of the shares having a purchase price of $10 per share and fifty percent of the shares having a purchase price of $20 per share. The warrants are immediately exercisable and expire in two years.

         As of June 30, 1998, the Company had a working capital deficit of $9,030,541 compared to a working capital deficit of $3,195,420 at September 30, 1997. This increase resulted primarily from financing of synthetic fuel facilities construction under short-term financing arrangements. At June 30, 1998, the Company owned four synthetic fuel facilities that were completed in June and all of which were operational and available for sale. The Company expects to sell these facilities and with the proceeds from the sales retire the related borrowings. The Company believes that additional advanced license fees to be received, earned license fees to be received and, if necessary, available financing will be sufficient to fund the operations of the Company until cash flows from operations are sufficient to fund the Company's operations. However, there is no assurance that the Company will be able to obtain the necessary financing or receive sufficient cash flows from operations to fund its operational needs or to meet unexpected financing needs.

         The Company anticipates that cash flow from: (i) licensing and royalty fees from plants utilizing the Briquetting Technology; (ii) operating fees for the operation of facilities owned by third parties; (iii) payments on accounts and notes receivable and (iv) proceeds of equity and debt offerings will be available and used to fund working capital and other operating needs during the next twelve month period.

         The Company has contracted with its licensees to provide binder materials on a cost plus basis subject to certain adjustments. The Company expects to have increased profits from binder materials during the last six months of calendar year 1998. As previously mentioned, there are twenty-four sythetic fuel facilities currently utilizing the Company's proprietary technology that purchase their binder products from the Company. The Company expects to earn increased gross profits from the sale of binder to these facilities in proportion to their increased production and sales of synthetic fuel.

         Under current contracts, the only facility owned by a third party for which the Company has operational responsibility is the Utah Plant. The Company will earn a prescribed amount per ton for product produced at this facility. The Company expects that there could be other plants for which the Company will have operational responsibility and for which it will earn an operation and maintenance fee. The Company does not expect that operation and maintenance fees will constitute a material portion of its revenues in the future.

Existing Debt Arrangements

         In November 1996, the Company issued convertible subordinated debentures in the principal amount of $1,000,000 to three persons not affiliated with the Company. The convertible subordinated debentures accrue interest at prime plus two percent (2%) with interest and principal payable in full on June 30, 1998. Through a separate subscription agreement, the Company has granted piggy-back registration rights to the investors for Company common stock issued upon conversion of the convertible subordinated debentures. On June 30, 1998 the debentures were converted as $11 per share and the Company issued 107,174 restricted shares of common stock which reflected the principal of $1,000,000 and accrued interest of $178,904.

         In December 1996, the Company entered into a Debenture Agreement and Security Agreement with AJG, whereby the Company borrowed $1,100,000, pursuant to a Convertible Subordinated Debenture accruing interest at 6% per annum and maturing three years from its date of issuance (the "Subordinated Debenture") and $2,900,000 pursuant to Senior Debentures (the "Senior Debenture"). The Subordinated Debenture (including accrued interest) was converted to 140,642 shares of the Company's common stock on May 5, 1997. The Company has granted piggy-back and demand registration rights to AJG for the Company common stock issued on conversion of the Subordinated Debenture. The Senior Debentures are collateralized by all real and personal property purchased by the Company with the proceeds of the Senior Debenture. The proceeds of the Senior Debenture were used to satisfy contractual obligations of the Company, for working capital and to purchase equipment used to construct briquetting facilities to be managed and/or sold by the Company or affiliates of the Company.

         The Company constructed a coal wash plant to provide washed coal fines to the Utah Plant for the manufacture of synthetic fuel. A portion of these construction costs were financed through AJG. The total estimated cost for the wash plant is approximately $7.7 Million. As of June 30, 1998, the Company had borrowed $4,325,433 under its arrangement with AJG. The financing is evidenced by a promissory note executed and delivered by the Company to AJG and is secured by the wash plant. The note currently bears interest at 6% per annum with principal and interest due and payable two years from the time the debt was incurred. As additional consideration to AJG for the financing, the Company agreed to grant warrants to purchase Company common stock in an amount equal to 10% of the dollar amount financed, with fifty percent of the shares having a purchase price of $10 per share and fifty percent of the shares having a purchase price of $20 per share. The warrants are immediately exercisable and expire in two years.

         During the quarter ended March 31, 1998, the Company entered into an additional agreement with AJG to borrow up to $6.5 million at an interest rate of 6% per annum to be used for construction of a briquetting facility located in West Virginia. As of June 30, 1998 the Company had received $6,680,000 under this borrowing agreement. In July 1998, the Company repaid $180,000 under this arrangement to bring the net borrowings to $6.5 million under this agreement. Amounts borrowed and accrued interest are due in full in February 2001.

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

         On January 29, 1998 the Company entered into a loan and security agreement with Fun Enterprises, Pty Ltd. ("Fun"), a current holder of the Company's Class B preferred stock, relating to the development and construction of a mobile, skid-mounted synthetic fuel production facility at a coal preparation site of an eastern coal company. The agreement allows the Company to borrow up to $5,800,000. The interest rate will be 12% per annum until August 31, 1998, and 15% per annum thereafter until paid. Fun will also have the right to receive certain royalties after the facility is sold. As of the date of this filing the Company has drawn $5,120,000 under this arrangement. The loan is due in full at the earlier of the sale of the facility or August 31, 1999. The Company has entered into a letter of intent with the eastern coal company to provide feedstock for the plant, to operate the plant, and to provide synthetic fuel sales services. Construction of the facility was completed prior to June 30, 1998.

         On March 17, 1998, the Company entered into a loan agreement in which Trans Pacific Stores, Ltd. ("TPS") agreed to loan the Company up to $4,000,000. The loan is secured by future earned license fees payable to the Company resulting from the synthetic fuel manufacturing facilities constructed by Pace Carbon Fuels, LLC. Interest on the outstanding principal balance accrues at twelve percent (12%) per annum. The interest rate is adjusted to thirteen percent (13%) on September 20, 1998 and to fourteen percent (14%) on December 20, 1998. Each time the interest rate is adjusted, a one percent (1%) renewal fee of $40,000 is due and payable. Interest on the unused portion of the borrowing will accrue interest at one percent (1%) per annum until the loan is paid in full. The balance and interest is due in full before March 20, 1999. As of June 30, 1998, $4,000,000 had been borrowed under this arrangement.

         On June 12, 1998, the Company entered into an additional loan agreement with Trans Pacific Stores, Ltd. wherein TPS agreed to loan the Company up to $4,000,000. Collateral for the first $2,200,000 of borrowings under this note is a continuing interest in the promissory note as amended August 26, 1996 received by the Company in connection with the sale of certain construction companies; collateral for borrowings for the next $1,800,000 is a continuing interest in future cash flows payable to the Company pursuant to an agreement between Fluor Corp/ A.T. Massey ("Massey") and the Company dated December 4, 1997. Interest on the outstanding principal balance accrues at eighteen percent (18%) per annum. On the four-month anniversary of this note, the interest rate shall be adjusted to twenty-two percent (22%) per annum, until the loan has been paid in full. All principal and interest is due and payable on or before twelve months following execution of this note. TPS could also be granted warrants to purchase up to 100,000 shares of restricted common stock of the Company In an amount equal to $100,000 multiplied by the quotient of the outstanding borrowings divided by $4,000,000, at an exercise price equal to the closing bid price on the four-month anniversary. Warrants granted, if any, may be exercised within two years of the date of issuance. As of June 30, 1998, $2,000,000 had been borrowed under this arrangement. A member of the Company's Board of Directors is affiliated with TPS.

         On May 5, 1998, the Company entered into an Asset Purchase Agreement ("Agreement") with Mountaineer Synfuel, L.L.C.("Mountaineer"), wherein the Company agreed to sell a synthetic fuel facility located in West Virginia upon the occurrence of certain future events. In connection with this Agreement, Mountaineer agreed to loan Covol up to $8,500,000 to be used for the construction and working capital requirements of the facility. Amounts loaned are to be repaid upon the earlier of the Closing Date of the purchase or January 1, 1999. As of June 30, 1998, $8,250,000 had been received under this Agreement, of which $8,250 came from the Company as the owner of a .1% membership interest in Mountaineer.

Forward Looking Statements

         Statements regarding the Company's expectations as to the financing, development and construction of facilities utilizing its Briquetting Technology, the receipt of licensing fees, operating revenues and other information presented in this Quarterly Report on Form 10-Q that are not purely historical by nature, including those statements regarding the Company's future business plans, the construction and estimated completion of facilities, the estimated capacity of facilities, the availability of coal fines, the marketability of the synthetic fuel and other briquettes and the financial viability of the proposed facilities, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting the Company's industry or the coal industry or the economy generally, factors which could cause actual results to differ from expectations set forth in the above-identified forward looking statements include, but are not limited to, the following:

       (i)   The  commercial   success  of  the  Briquetting   Technology.
       (ii)  Procurement of necessary equipment to operate facilities.
       (iii) Securing of necessary sites and raw materials for facilities to be operated.
       (iv)  Qualification  of synthetic  fuel  facilities for tax credits under
             Section 29 of the Internal Revenue Code of 1996, as amended ("Section 29")
       (v) Ability to obtain needed additional capital on terms acceptable to the Company.
       (vi) Changes in governmental regulation or failure to comply with existing regulation which may result in operational shutdowns of its facilities.
       (vii) The availability of tax credits under Section 29. (viii)The commercial feasibility of the Briquetting Technology upon the expiration of Section 29 tax credits.
       (ix) Ability to meet financial commitments under existing contractual arrangements.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              Not applicable.


                           PART II- OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

       The Company entered into a letter of intent with Innovative Technologies ("Innovative") in July of 1995 to apply the Company's Briquetting Technology to certain metallic ores supplied by Innovative. The Company conducted numerous tests of the ore through the fall of 1995, and concluded from the results that the venture was not economically viable. Accordingly, final agreement to process the ore was never reached. On March 4, 1997, Innovative Holding Company, Inc., a California corporation, and ORO Limited, a California limited partnership, filed a civil complaint against the Company alleging breach of the letter of intent in the amount of $500,000 plus damages. The complaint was filed in the Superior Court of California, County of Orange (Case No. 776083). The case is currently in trial and the Company believes that it will be successful in defending the suit.

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

       The Company believes that the following issuances of shares of common stock or securities for contingency issuable common stock were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the exemption set forth in Section 4(2) or 4(6) thereof or Regulation D promulgated thereunder and the certificate for each security bears a restrictive legend.

          In March 1998, PacifiCorp exercised their option to convert $7,000,000 owing including interest under a convertible loan into 1,000,000 shares of common stock. In April 1998, an additional 27,000 shares were issued pursuant to certain antidilution provisions under the loan agreement.

         In April and May of 1998, the Company issued 28,157 shares and 64,200 shares, respectively, of common stock to certain accredited investors in exercise of warrants at $8.00 per share. The consideration was paid in cash. The warrants were initially granted in connection with units privately placed in September and October of 1997. The remaining 23,200 shares underlying warrants expired as of April 30, 1998.

         In April 1998, a consultant of the Company exercised options previously granted at $1.50 per shares. The Company issued 16,400 shares of the Company's common stock in exercise of these options. The consideration was paid in cash.

         In May 1998, the Company issued 55,000 shares of common stock to Michael Midgley, a former officer of the Company, in exercise of options at $1.50 per share. The consideration was paid in cash.

         In May 1993, the Company granted options to acquire 50,000 shares of common stock at an exercise price of $12.63 per share to Steven Stewart, chief financial officer for the Company, as compensation. The shares vest over a 60 month period on a pro-rata basis.

         In June 1998, the Company granted options to acquire 72,250 shares of common stock at an exercise price of $13.56 per share to certain directors of the Company as director compensation. The shares are fully vested.

         In June 1998, the Company issued 2,500 shares of the Company's common stock to Stan Kimball in exercise of options at $1.50 per share. The consideration was paid in cash.

         In June 1998, the Company granted options to acquire 25,000 shares of common stock at $7.25 per share to Combustion Resources, LLC in consideration for past services performed. The shares are fully vested and expired 10 years from the date of grant.

         In June 1998, Mr. Douglas M. Kinney and Mr. Gordon L. Deane exercised their options to convert $1,000,000 owing under a convertible subordinated debenture into shares of common stock at $11.00 per share. As of June 30,1998 $178,904 of interest had accrued. On July 3, 1998 the company issued 107,174 in connection with the conversion of these debentures.

         In June 1998, the Company granted incentive stock options to acquire 587,000 shares of common stock of the Company at $12.97 per share, to 12 employees of the company.

          The Company believes that the following issuances of shares of common stock and other securities were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the exemption set forth under Regulation S thereof:

         In April 1998, and in reliance on Regulation S, the Company issued 160 shares of common stock to an investor in connection with the exercise of warrants at $7.25 per share. The warrants were initially granted in connection with the sale of units in May and July of 1997. The consideration was paid in cash.

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

             10.52* Technology License and Binder Purchase Agreement between Mountaineer Synfuel, L.L.C., Licensee, and Covol Technologies, Inc., Licensor.

             10.52.1 Asset Purchase Agreement between Mountaineer Synfuel, L.L.C. as Purchaser and Covol Technologies, Inc. as Seller dated May 5, 1998.

             10.52.2 Promissory Note between Covol Technologies, Inc. and Mountaineer Synfuel, L.L.C. dated May 5, 1998.

             10.52.3 Deed of Ground Lease between Upshur Property, Inc. (Landlord) and Covol Technologies, Inc. (Tenant) dated May 5, 1998.

             Exhibit 27.1  Financial Data Schedule

            * Exhibit contains confidential material which has been omitted pursuant to a Confidential Treatment Request. The omitted information has been filed separately with the Securities and Exchange Commission.


            (b)  Reports on Form 8-K

                 NONE

                                   SIGNATURE


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 14, 1998


                                    COVOL TECHNOLOGIES, INC.



                                   By: /s/ Brent M. Cook
                                      ------------------------------------------
                                      Brent M. Cook, Chief Executive Officer and
                                        Principal Executive Officer


                                   By: /s/ Steven G. Stewart
                                      ------------------------------------------
                                      Steven G. Stewart, Chief Financial Officer
                                       and Principal Financial Officer