Form 10-K
period 1998-09-30
COVOL TECHNOLOGIES INC
filed 1999-01-13
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1998,

                                       or

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

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

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 17, 1998 was $59,671,125 based upon the closing price on the Nasdaq National Market(R) reported for such date. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

         The number of shares outstanding of the registrant's common stock as of December 17, 1998 was 12,494,029.
                           ---------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions  of the  following  document  are  incorporated  herein  by  reference:
Portions of the registrant's definitive proxy statement to be issued in connection with registrant's annual stockholders' meeting to be held in 1999.

                                TABLE OF CONTENTS
                                                                            Page
PART I

     ITEM 1.   BUSINESS......................................................  3
     ITEM 2.   PROPERTIES.................................................... 18
     ITEM 3.   LEGAL PROCEEDINGS............................................. 19
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........... 20

               EXECUTIVE OFFICERS OF THE REGISTRANT.......................... 20

PART II

     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS........................................... 23
     ITEM 6.   SELECTED FINANCIAL DATA....................................... 25
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS..................................... 26
     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..... 32
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................... 32
     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE............................32

PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............ 32
     ITEM 11.  EXECUTIVE COMPENSATION........................................ 32
     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.................................................... 32
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................ 32

PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K................................................... 33
     SIGNATURES.............................................................. 42

Forward-Looking Statements

Statements in this Form 10-K, including those concerning the Registrant's expectations regarding its business, and certain of the information presented in this report, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. As such, actual results may vary materially from such expectations. For a discussion of the factors that could cause actual results to differ from expectations, please see the caption entitled "Forward Looking Statements" in Item 1 and 7 hereof. There can be no assurance that the Registrant's results of operations will not be adversely affected by such factors. Registrant undertakes no obligation to revise or publicly release the results of any revision to these forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's opinion only as of the date hereof.

                                     PART I


ITEM 1.           BUSINESS

The Company

         Covol Technologies Inc. is a technology development company focused on "Recycling Yesterday's Waste into Tomorrow's Resources."(TM)

Company History

         Covol was originally incorporated in Nevada in 1987 under the name Cynsulo, Inc. Subsequently, the company acquired all of the issued and outstanding shares of McParkland Corporation and changed its name to McParkland Properties, Inc. The purchase of McParkland was rescinded in February 1989, and the company's name was changed to Riverbed Enterprises, Inc. In 1991, the company acquired technology consisting of binding agents used to make briquettes. From 1991 to 1995 the company focused on the research and development of binding agents principally for iron, coal and coke waste particles. The company's name was changed to Enviro-Fuels Technology in 1991, to Environmental Technologies Group International in 1994, and to Covol Technologies, Inc. in 1995, at which time the company was reincorporated in Delaware.

         In 1995, management of Covol recognized the applicability of its technology to the production of synthetic fuel. Since 1996, the primary focus of Covol has been on developing and commercializing the synthetic fuel technology.

Background

         As a result of efforts by government and business to balance environmental concerns with the needs of business and recognize the need to efficiently use diminishing resources, the recycling industry has developed and pursued many endeavors to recycle, recover and/or enhance the usefulness of wastes and by-products. Covol has developed a family of binder technologies used to form fine materials from wastes and by-products into briquettes to capture their inherent resource value.

         Coal mines, ferrous and non-ferrous metals producers, and other industries produce waste and other by-products. Cost-effective processes have not been implemented generally to capture and use many such wastes, despite their potential usefulness and potential value. Storage and disposal of many of these by-products is costly and can be environmentally harmful. Covol's binder technologies are designed to enable the conversion of by-products from the coal and metals industries into valuable fuels and resources. Covol's primary focus over the past two years has been the commercialization of the application of its binder technologies to coal fines.

         Covol's binder technologies are being used to transform coal fines into a usable fuel. Coal fines are small particles of coal produced as a waste by-product of coal production. Coal fines can be found throughout coal producing regions of the United States and the world. A recent study of the coal industry estimated that there are more than 2 billion tons of coal fines residing in waste ponds and landfills in the United States alone. Millions of tons are added to this amount each year. Although coal fines have inherent fuel value, they present recovery and handling challenges that make it difficult to capture that value. Covol's binder technologies molecularly bond the coal fines into a formed fuel. Because this process is accomplished through a significant chemical reaction, the resulting product has been classified as a "synthetic fuel" within the meaning of Section 29 of the U.S. Internal Revenue Code. Sales of the fuel therefore qualify for a significant tax credit. The resulting fuel is more easily handled and transported than are coal fines. The composition of the resulting fuel varies in its potential heat, ash and sulfur content and other characteristics, depending primarily upon the composition of the coal fines used as feedstock, and secondarily on the processing of the feedstock. The possible end markets for the resulting synthetic fuel are as diverse as the markets for coal. Different end users have different requirements for fuel type and quality, whether the fuel be synthetic or coal. The application of Covol's binder technologies can be customized to address the specific needs of prospective customers.

         The Covol binder technologies can also be used to transform coke dust into formed coke. Coke, which is processed metallurgical coal, is primarily used in the iron making process as a reducing agent and also as an economical fuel source. Coke dust, also known as "coke breeze," is a fine residue by-product resulting from the production, handling and storage of coke and is marketable in its "dust" state because of its high carbon and energy content. In tests, Covol has succeeded in aggregating coke dust into hard briquettes designed to withstand the weight, heat and other environmental factors inside of metal making furnaces, which appear potentially marketable at prices above briquette production costs.

         The Covol binder technologies can also be used to convert iron rich wastes into usable iron. Mill scale, bag-house dust, furnace sludge, blast furnace dust and other iron rich materials, are all waste by-products created by steel producers. These by-products present environmental problems for the steel industry. Because of their high iron content, they also have high potential value. Approximately 775 million tons of finished steel are consumed annually in the world with the U.S. producing approximately 100 million tons. The capture of even a fraction of the waste and other by-products of this steel production in the U.S. alone could provide millions of tons of feedstock material for processing. On a test basis, the Covol binder technologies have been demonstrated to be capable of producing briquettes from such steel production wastes. Such briquettes can be further processed in metal reducing furnaces to form high grade pig iron, a common form of feed material used in the steel industry.

         Additional fuel or resource by-products to which the Covol binder technologies appear applicable after initial testing include: molybdenum, silicon carbide, grinding swarf, lead dross, zinc oxide, titanium dioxide, phosphorous, and charcoal. Briquettes containing these by-products appear potentially marketable to ferrous and non-ferrous metals producers and to other industrial consumers.

         Except for synthetic fuel production, the Covol binder technologies listed above have not been commercially applied. No assurance can be given that Covol will be able to implement these applications profitably.

Covol Binder Technologies

         The Covol binder technologies are designed to aggregate and process wastes and other by-products that are in a fine particulate state into usable fuels and resources in the form of briquettes, pellets or extrusions. These technologies also provide a way to "engineer" fuels or resources with value-added qualities, such as moisture reduction, elimination or neutralization of pollutants such as sulfur dioxide and nitric oxide, improvement of handling strength, reduction of impurities, and formation into uniform shapes and sizes to maximize efficiencies in combustion or in processing. The resulting products manufactured using the Covol binder technologies are broadly categorized as "engineered fuels" and "engineered resources" and can be marketed to utilities, ferrous and nonferrous metal producers, and other major industrial users.

         The Covol binder technologies chemically bond together fines, sludge, and dust such as coal fines, iron production wastes and coke dust that up to now have been considered by-products and waste materials. The process, in simplified terms, mixes the resource-rich wastes or other by-products with a chemical formula. The mixed materials are conveyed into a briquetter, a pelletizer or an extruder which utilizes pressure together with a chemical reaction to bond and shape the materials into the desired size and density required for the specific application. The materials may be processed further to meet specific market requirements.

         Covol has licensed its technology to other parties to produce and sell the products manufactured with the Covol binder technologies. Covol has contracted with Dow Chemical Company to produce chemical binder materials for the production of synthetic fuel made from coal fines. Substantially all of the equipment and machinery used for producing synthetic fuel is considered standard or "off-the-shelf" and is commercially available both domestically and internationally.

         Covol has been issued seven U.S. patents and four foreign patents and has other U.S. and foreign patents pending. The patented technology principally relates to the application of Covol's binder technologies to iron production wastes, coke, coal and other carbon based materials. Covol is in the process of expanding the existing patents and applying for new patents related to waste recovery applications. See "ITEM 1. BUSINESS - Proprietary Protection" for a discussion of Covol's patents, trademarks and other intellectual property.

Business Strategy

         The Covol binder technologies represent the foundation for Covol's business strategy. Covol believes that its success depends upon its ability to engineer industrial wastes and other by-products into value-added fuels and resources. Covol has divided its strategy into four general approaches: engineered fuels, engineered resources, licensing and technology transfers and strategic acquisitions.

         Engineered Fuels. Engineered fuels include fuels recovered or enhanced primarily from carbon based materials. The Covol binder technologies provides a use for fuel-rich wastes and by-products by aggregating them into a solid form for improved handling and processing, and by making such modifications as may be required for a given application of the resulting fuel, for example, reduced moisture, increased hardness or enhanced energy content. Covol's engineered fuels include the production of fuel from briquetted coal fines, coke dust and silicon carbide.

         For the past two years Covol's business strategy has been focused almost exclusively upon synthetic fuel from coal fines. There are currently 24 synthetic fuel facilities located in 8 states that are utilizing Covol's synthetic fuel technology. Twenty of the facilities are owned by unaffiliated third parties and four are currently owned by Covol. Two of the four facilities owned by Covol are under options to sell to licensees that would be expected to pay royalties to Covol. Covol does not expect one of the options to be exercised. Covol is actively pursuing the sale of the four facilities. Covol intends to sell all or part of each facility that Covol owns. Covol has no current ability to use the potential tax benefits that Covol's facilities can produce.

         Most of the synthetic fuel facilities were initially placed into operation in the second calendar quarter of 1998 and Covol and its licensees are currently in the process of ramping up production and entering into contracts for product sales. Covol is working with its licensees to secure coal fines feedstock, improve production and refine its chemical formulas. Covol and its licensees are also negotiating sales and marketing contracts for the synthetic fuel. Several of the owners of facilities are building or contemplating building wash plants to wash the coal fines which are then processed into synthetic fuel. Feedstock supply, production and product quality and the marketing of the synthetic fuel all directly affect the amount and timing of royalties to be received by Covol from the synthetic fuel facilities. Accordingly, assisting licensees to optimize the production from these facilities is currently Covol's highest priority.

         Covol has received one-time advance license fees with respect to most of the synthetic fuel facilities. In the future, most of the revenues related to such facilities are expected to come from royalties that are tied to production and sale of synthetic fuel pursuant to licensing agreements in place. Covol also expects to generate net revenues from the sale of binder materials to the facilities.

         Covol believes that the Covol binder technologies may also be applied profitably without the benefit of a tax credit. There are millions of tons of coal fines in the U.S. and internationally that could be washed and briquetted, and, in the opinion of Covol, sold at a reasonable profit above the fines purchase and processing costs. Additionally, the Covol binder technologies are well-adapted to the processing of "ultra fines," the face powder sized coal fines created in preparing coal for industrial use. Ultra fines can be recovered by equipping coal preparation facilities with modern float cell technology. These ultra fines have historically been slurried into waste ponds and, depending upon the preparation facility, might constitute as much as 10% of the processed coal. The Covol binder technologies allow for the recovery of such fines by removing the high levels of moisture they contain and forming them into a solid product that can be handled and sold. Finally, there are certain coals with high inherent moisture levels, such as Powder River Basin coals. The processing of these coals with the Covol binder technologies may reduce the moisture levels, thus increasing heat content, improving combustion efficiencies, and reducing transportation costs because of the reduced weight. Covol intends to aggressively pursue these and other similar synthetic fuel applications.

         Another engineered fuel application Covol is pursuing is coke. Coke is processed metallurgical coal which serves as both a fuel and a reducing agent in iron and steel making. The production and handling of coke produces fine particles of coke dust. The aggregation of coke dust into briquettes that are designed to withstand the rigors of handling, heat and weight in metal making furnaces results in a useable fuel. Covol has patented technology and is in the process of patenting additional technology related to coke dust processing. Covol has acquired property where coke and coke dust has been landfilled. Covol intends to recover this coke and to briquette a portion of it for use as a fuel as described above.

         Silicon carbide is a product manufactured from a blend of carbon based materials and high silica sand. In addition to its principle use in the abrasives industry, silicon carbide is also used as an alloy and a high-quality fuel in specialized metal making applications. This application is covered under existing and applied-for patents. Covol has not yet applied the aggregation of silicon carbide in a full-scale operation.

         Engineered Resources. Steel mills, nonferrous metal producers and other mineral industries produce wastes and other by-products that may contain valuable unrecovered resources. These wastes often create environmental compliance, storage and disposal problems. The Covol binder technologies provide a way to solve disposal problems, extract the inherent resources, process the materials with current industrial methods, and enhance the materials with qualities that add value and that customize the materials for alternative uses. The resulting products are collectively referred to as "engineered resources." Covol has not yet commercially applied the Covol binder technologies in engineered resources. However, Covol has devoted significant research and development resources to improving and perfecting its technology for these applications, particularly in the processing of iron production wastes.

         During the steel-making process, steel mills produce, among other waste by-products, small particles of iron-rich materials. The Covol binder technologies are able to bind such particles into briquettes which can be further processed in reducing furnaces to reclaim the iron and other materials. Covol believes that products produced from such wastes could be marketed at prices which are competitive with other sources of iron and that this technology will be attractive in addressing the environmental issues surrounding the disposal of waste by-products generated in the steel making process.

         Covol will seek to enter into collaborative arrangements with steel and iron producers to build, equip and operate briquetting and processing plants at the producers' facilities. Covol believes that such arrangements will benefit both Covol and the metal producers because they will:

o provide Covol with an ongoing supply of inexpensive iron tailing materials while ensuring a ready customer for the briquettes produced;

o provide the steel producer with an economical means to dispose of waste materials while providing a ready source of briquettes and/or iron feedstock; and

o minimize transportation costs for waste by-products, raw materials and briquettes, thereby increasing the economic competitiveness of Covol's products.

         Covol has developed and tested its technologies with other fine particulate wastes and other by-products, including: molybdenum, titanium dioxide, grinding swarf, lead dross, zinc oxide and phosphorous. Covol intends to continue to evaluate these and other engineered resource applications.

         Licensing and Technology Transfer. Covol believes that the Covol binder technologies include valuable intangible properties in the form of patents, processes, formulations and know-how. Covol intends to devote significant human and capital resources in the continued development and refinement of various applications of these technologies. Covol hopes to augment its own efforts with technical support from major suppliers of binding materials. Covol has entered into licensing agreements with third parties for the use of its synthetic fuel technology. Covol intends to actively pursue additional licensing, joint venture and other collaborative arrangements with coal, coke, ferrous and non-ferrous metals producers and other resource producers to utilize Covol's technologies in recycling, recovering or enhancing fuels and resources from wastes and other by-products, both domestically and worldwide.

         Strategic Acquisitions. Covol believes that it has a unique opportunity to pursue acquisitions that are synergistic with Covol's financial and environmental objectives and initiatives. The Covol binder technologies may be applied to waste streams that are otherwise of little or no value. Covol intends to pursue possible acquisitions of businesses aligned to the industries in which the Covol binder technologies may be applied.

         Covol  intends to broaden its position in the  synthetic  fuel industry
and  other  resource   industries   through  the  acquisition  or  licensing  of
technologies that are complementary to the Covol binder technologies.

Subsidiaries

         Covol has organized various special purpose entities to facilitate some of the transactions relating to the 24 synthetic fuel facilities. The entities are listed with Covol's position and interest in the entity as of December 31, 1998 described as follows:

o Alabama Synfuel #1 Ltd., a Delaware limited partnership of which Covol serves as general partner and owns 98%

o Utah Synfuel #1 Ltd., a Delaware limited partnership of which Covol serves as general partner and owns 100%

o Flat Ridge Corporation, a Utah corporation, a wholly-owned subsidiary of Covol

o Commonwealth Synfuel, L.L.C., a Utah limited liability company of which Covol is managing member and owns 100%

         The following chart illustrates Covol's corporate structure. Covol's ownership of each subsidiary is 100% unless otherwise indicated.



                      [CHART OMITTED DESCRIBED AS FOLLOWS]

[Chart with box centered containing the word "Covol." A line is drawn proceeding down from that box which divides into four branches, each of which terminates in one of four boxes, all aligned horizontally, labeled respectively as follows:

o        Alabama Synfuel #1 Ltd. (98% owned)

o        Utah Synfuel #1 Ltd.

o        Flat Ridge Corporation

o        Commonwealth Synfuel, L.L.C.]


Tax Credits

         Section 29 of the U.S. Internal Revenue Code provides a credit against regular federal income tax with respect to sales of qualified fuel to an unrelated party. Where more than one person has an interest in a qualified facility, the Section 29 Credits generated by the facility are allocated pursuant to the proportional interests of such persons in the facility.

         In order to qualify as a solid synthetic fuel produced from coal for purposes of the Section 29 credit, the fuel produced must differ significantly in chemical composition, as opposed to physical composition, from the raw material used to produce it. Covol has received a Private Letter Ruling, or PLR, from the IRS in which the IRS, based on representations made to it by Covol, ruled that the synthetic fuel technology produces a significant chemical change compared to coal fines and this qualifies the end product as a solid synthetic fuel. Accordingly the IRS has ruled, based on the facts presented to it, that:

o Covol, with the use of its patented process, produces a "qualified fuel" within the meaning of Section 29 of the tax code; and

o assuming the other requirements of Section 29 are met, the sale of the "qualified fuel" will entitle Covol to claim the Section 29 credit in the taxable year of sale.

         In its ruling, the IRS noted that no temporary or final regulations pertaining to one or more of the issues addressed in the PLR have been adopted and that the PLR would be modified or revoked by the adoption of temporary or final regulations to the extent the regulations are inconsistent with any conclusions in the PLR. The IRS notes, however, that a PLR is not revoked or modified retroactively, except in rare and unusual circumstances, provided that:

o        there has been no misstatement or omission of material facts,

o the facts at the time of the transaction are not materially different from the facts on which the PLR was based,

o        there has been no change in the applicable law,

o        the PLR was originally issued for a proposed transaction and

o the taxpayer directly involved in the PLR acted in good faith in relying on the PLR, and revoking the PLR retroactively would be to the taxpayer's detriment.

         Covol received its PLR in September 1995. At least six other PLRs covering twelve of the synthetic fuel facilities have been obtained by third parties in connection with licenses of Covol's synthetic fuel technology. However, all PLRs are only binding with respect to the specific projects addressed in the PLR and may only be relied on by the party that has obtained the PLR. The Section 29 credit is subject to the passive activity rules of
Section 469, and therefore may not be available to individuals and closely held corporations.

         The Section 29 credit is equal to approximately $6.10 in 1997 dollars for each oil barrel equivalent of the qualifying fuel produced and sold. This equates to approximately $20.00-$28.00 per ton of synthetic fuel briquettes, depending upon the recoverable heat content. The oil barrel equivalent is defined generally as an amount of fuel having a recoverable heat content of 5.8 million Btu's. The Section 29 credit allowed may not exceed the taxpayer's regular tax liability reduced by certain other credits. The credit cannot be utilized to offset the Alternative Minimum Tax.

         The Section 29 credit was designed to provide protection for qualifying fuels against market price declines, and it is therefore subject to a phase out after the unregulated oil price reaches specified levels under an annually adjusted formula. In 1997 dollars, the credit would have phased out had the reference price for oil exceeded $47.78 per barrel, but the reference price determined for 1997 was $18.92 and no phase out occurred. There presently is no reference price for 1998. However, the average price of oil in the U.S. was lower in 1998 than 1997. The credit is also subject to reduction insofar as an otherwise qualifying facility benefits from grants or subsidized financing provided by federal, state or local governments, or from tax-exempt bond financing.

         Section 29 of the tax code contains no provision for carryback or carryforward of Section 29 credits. Once earned, the credits are not subject to subsequent recapture. By virtue of the various limitations and other factors described above, there can be no assurances that any particular amount of
Section 29 credit will be allowable and usable.

         During 1996, certain of the time periods applicable to the Section 29 credit were extended. The Section 29 credit will, under present law, be available for sales of qualified fuels completed before January 1, 2008. The qualified fuels sold must be produced at facilities placed in service by June 30, 1998. The synthetic fuel facilities must have been constructed pursuant to a binding written contract in effect as of December 31, 1996.

Synthetic Fuel Manufacturing Facilities

         The following table represents a summary of the 24 synthetic fuel manufacturing facilities constructed and placed in operation before June 30, 1998 by Covol and its licensees.

                                               SYNTHETIC FUEL MANUFACTURING FACILITIES


                         No. of                                                                                Annual Rated
  Name of Facility       Plants1    Location           Owner/Licensee2          Operator                      Capacity (tons)3
  ----------------       -------    --------           ---------------          --------                      ----------------
Utah Synfuel #1             1      Price, Utah          Coaltech No. 1          Company                            360,000
                                                        L.P.4
Carbon Synfuel              1      Price, Utah          Company5                Company                            360,000
Mohave Synfuels             1      Laughlin,            Savage Industries       Flyash Haulers,                    280,000
                                   Nevada               Inc.                    Inc.
Birmingport                 1      Mulga,               Birmingham Syn          Birmingham Syn                     360,000
                                   Alabama              Fuel, L.L.C.7           Fuel, L.L.C.
Brookwood                   1      Brookwood,           PacifiCorp Syn          PacifiCorp Syn                     360,000
                                   Alabama              Fuel, L.L.C8            Fuel, L.L.C.
Pumpkin Center              2      Flat Creek,          PacifiCorp Syn          PacifiCorp Syn                     720,000
 #1 & #2                           Alabama              Fuel, L.L.C.            Fuel, L.L.C.
Norton                      1      Norton,              PC Virginia             Constellation                      600,000
                                   Virginia             Synthetic Fuel #1,
                                                        L.L.C.
Chelyan                     1      Chelyan, West        PC West Virginia        Constellation                      600,000
                                   Virginia             Synthetic Fuel #1,
                                                        L.L.C.
Muddlety                    1      Muddlety, West       PC West Virginia        Constellation                      600,000
                                   Virginia             Synthetic Fuel #2,
                                                        L.L.C.
Eckman                      1      Eckman, West         PC West Virginia        Constellation                      600,000
                                   Virginia             Synthetic Fuel #3,
                                                        L.L.C.
Appalachian                 2      Peccus, West         Appalachian             AT Massey                          720,000
 Synfuel                           Virginia             Synfuel, L.L.C.
Mountaineer                 1      Tallmansville,       Company6                Savage                             360,000
 Synfuel                           West Virginia                                Industries Inc.
Pocahontas                  1      North Fork,          Company                 Company                            360,000
 Synfuel                           West Virginia



Ginger Hill                 1      Ginger Hill,         Ginger Hill             Maple Creek                        300,000
                                   Pennsylvania         Synfuels, L.L.C.        Mining
Robena                      1      Paisley,             Robena, L.L.C.          Consolidation                      580,000
                                   Pennsylvania                                 Coal
Commonwealth                1      Karthaus,            Company                 River Hill Coal                    360,000
 Synfuel                           Pennsylvania
Pennsylvania                1      Somerset,            Somerset Fuels,         Somerset Fuels,                    600,000
 Synfuel Project                   Pennsylvania         L.L.C.                  L.L.C.
USA Coal, #1,               4      Pawnee, Illinois     A.J.G. Financial        USA Coal                         1,440,000
#2, #3, & #4                                            Services, Inc.
Pleasant Ridge              1      Alledonia, Ohio      Pleasant Ridge          Ohio Valley                        340,000
                           ---                                                                                  ----------
                                                        Synfuels, L.L.C.        Coal
Total                      24                                                                                    9,900,000
                          ====                                                                                   =========


1 A plant is a finished synthetic fuel manufacturing facility constructed pursuant to a binding construction agreement entered into on or before December 31, 1996.

2 Most owners/licensees are special purpose entities owned by one or more other companies.

3 This is an amount as engineered and determined by equipment manufacturers. Most facilities are not yet operating at rated capacity. There is no assurance that the facilities will operate at rated capacity in the future.

4 Coaltech No. 1 L.P. consists of AJG Financial Services, Inc., a wholly-owned subsidiary of Arthur J. Gallagher & Co., and Square D Company, a wholly-owned subsidiary of Groupe Schneider, as limited partners, and Covol as 1% general partner. Covol has entered into an operating agreement with Coaltech to operate the Utah Synfuel #1 facility.

5 Covol granted Coaltech an option to purchase the facility, but does not expect the option to be exercised.

6 Covol granted Mountaineer Synfuel, L.L.C. an option to purchase the facility, which option expires in January 1999. The purchase option transaction for the Mountaineer facility provides that Covol is the managing member of Mountaineer Synfuel, L.L.C.

7 Birmingham Syn Fuel, L.L.C. is an affiliate of PacifiCorp Financial Services, Inc.

8 PacifiCorp Syn Fuel, L.L.C. is an affiliate of PacifiCorp Financial Services, Inc.


     Covol Contracts. Consistent with the requirements for obtaining Section 29 tax credits, in December 1996 Covol entered into fourteen design and construction agreements for the design and construction of new synthetic fuel manufacturing facilities each having capacity of approximately 360,000 tons per year. Depending upon the specific agreement, the contractor was either TIC, CEntry Constructors & Engineers, PICOR or Centerline Engineering Corporation. The PICOR contracts were part of a joint venture with Savage Industries. The construction agreements, among other things, required that the plants be placed in service no later than June 30, 1998.

     Covol obtained financing and successfully constructed five facilities from its construction agreements. Of these, one was built by TIC for Covol and sold to Birmingham Syn Fuel, L.L.C., a special purpose entity owned by PacifiCorp Financial Services, Inc., two were built for Covol by Centerline and are under option for sale to Mountaineer Synfuel, L.L.C. and to Coaltech No. 1 L.P., and two were built by TIC and are held for sale by Covol.

     Covol assigned four other construction agreements to licensees and those licensees successfully constructed four facilities as follows:

     Fluor Corporation. Covol assigned two of its fourteen construction agreements to Appalachian Synfuel L.L.C., a wholly owned subsidiary of Fluor Corporation. The facilities were built at A.T. Massey Coal Company, Inc.'s Marfork Prep Plant Site near Peccus, in Boone County, West Virginia. In conjunction with the assignment of the two contracts, Covol entered into a license agreement with Appalachian for the use of the Covol binder technologies. Under the agreement, Covol was paid an advance license fee. A quarterly license fee is also to be paid based upon the Btu of product produced and sold up to a prescribed amount of production per year. Covol also granted Appalachian the right to pay a lump sum payment for the facilities, in lieu of quarterly license fees over the term of the agreement. Covol will provide binder to the facility on a cost plus basis.

     Pelletco Corporation. Covol assigned two of its construction agreements with Centerline to affiliates of Pelletco Corporation. One contract was assigned to Pleasant Ridge Synfuels, L.L.C. which constructed a facility in Alledonia, Ohio. One contract was assigned to Ginger Hill Synfuels, L.L.C. which constructed a facility at Ginger Hill, Pennsylvania. In connection with these two facilities, Covol entered into technology license and agreements to supply Covol's chemical binder, providing Covol with advanced license fees and quarterly license fees equal to 50% of the licensees' net cash flow. Covol will provide binder to the two facilities on a cost plus basis.

     Unused Contracts. Covol did not build facilities under five of its fourteen construction agreements, including the two PICOR contracts as part of a joint venture with Savage Industries. The construction agreements provided for penalties if the construction was not pursued by Covol. Covol accrued this liability during the fiscal year ended September 30, 1997, of which the remaining liability at September 30, 1998 is $755,000. Covol believes that construction under any of the five unused contracts is not likely.

     Additional Licensed Facilities. In addition to the nine facilities constructed under Covol's construction agreements, Covol licensed its technology to eight licensees for use at fifteen facilities constructed by these licensees.

     In total, Covol has licensed or constructed plants using the Covol binder technologies at 24 synthetic fuel facilities that operate at 18 locations in the Rocky Mountain region, Southern Appalachia, Central Appalachia, Northeast Appalachia, Northwest Appalachia, and the Illinois Basin, which are the primary coal supply regions of the United States.

     A facility generally consists of a conditioner and binder additive and mixing system, briquetting or aggregating equipment, a product dryer, and other supporting systems. However, each facility was individually engineered and constructed, including systems and components specially selected by the respective owners, so that there is variation in features from facility to facility. Covol has manufactured and sold binder mixing plants for installation at synthetic fuel manufacturing facilities. Six such plants were manufactured and sold in 1998.

     License and Binder Supply Agreements. All non-Covol entities that have constructed or own facilities using the Covol binder technologies have entered into a technology license and binder supply agreement with Covol. Most license agreements provide for an advance license fee of $1.39 per ton of rated capacity, payable upon reaching project milestones. Covol has received most of the advance license fees related to these facilities. In addition, pursuant to the license agreement, the licensee pays a quarterly earned license fee at a prescribed dollar amount multiplied by the recoverable heat denominated in Btu's in the product produced and sold during the calendar quarter. The prescribed dollar amount is subject to adjustment based upon the "inflation adjustment factor" as set forth in Section 29 of the tax code. In some cases, the amount to be paid is subject to adjustment to the extent that licensees incur an operating loss on the production and sale of synthetic fuel, exclusive of the amount licensees pay as a license fee for the use of the technology. Some license agreements also provide for a goal fee based on time schedules and production amounts. The license agreements generally have a term until the later of January 1, 2008 or the corresponding date after which tax credits may not be claimed or are not otherwise available under Section 29 of the tax code.

     Covol also agreed, pursuant to the binder supply agreements, to provide binder material to licensees for the manufacture and production of synthetic fuel. The price for the binder sold to the licensees falls into two categories:

o    a fixed price, or

o    an amount equal to Covol's cost plus a prescribed mark-up.

     In some cases, the mark-up may be reduced to the extent the licensee incurs a loss on the production and sale of synthetic fuel, but not below Covol's cost for such binder materials. The binder is currently manufactured by Dow Chemical Corporation for Covol utilizing Covol's patented and proprietary technology. Covol arranges with Dow for shipping of the binder directly to the facilities.

     Pace Loan. In December of 1996 Covol entered into license agreements with affiliates of Pace Carbon Fuels, L.L.C. (collectively "Pace") for the use of the Covol binder technologies at four synthetic fuel manufacturing facilities owned by Pace. In 1998 Pace requested a reduction in the license fees payable to Covol under the license agreements. Upon condition of immediate payment by Pace of advance license fees, Covol agreed to a reduction in future license fees. This reduction was accomplished by a ten year loan agreement whereby Covol would loan to Pace up to $750,000 each quarter beginning in November 1998. Covol's loan to Pace will be repaid at the end of the ten years only if the Pace projects have accumulated sufficient prescribed earnings. Pace has requested a loan of $750,000 for the November 1998 quarter. Covol believes that its current loan obligation to Pace is limited to the earned license fees payable to Covol for the quarter ended September 30, 1998, which is believed to be approximately $300,000. Pace and Covol are negotiating in an attempt to resolve their differences.

Covol Synthetic Fuel Facility Operations

     Covol is the operator at three facilities: Utah Synfuel #1, Carbon Synfuel, and Pocahontas Synfuel. Of these facilities, Utah Synfuel #1 is not owned by Covol, and Covol operates the facility under agreement with the owner, Coaltech. The operating agreement provides that Covol will act as operator of the facility for a quarterly fee based upon the amount of synthetic fuel produced and sold per year. Covol cannot predict with any certainty the amount of fees that may be generated under its operating agreement.

     Covol has contracts with independent operators to operate Covol's Commonwealth Synfuel and Mountaineer Synfuel facilities. River Hill Coal Company operates the Commonwealth facility and Savage Industries Inc. operates the Mountaineer facility. Both operating contracts compensate the operator with a prescribed fee plus reimbursement of costs.

Supply of Raw Materials

     The synthetic fuel manufacturing facilities use coal fines as the primary feedstock to produce synthetic fuel. Accordingly, a supply of coal fines is essential to the feasibility of a synthetic fuel manufacturing facility.

     Historically, lower quality coal and mining refuse and fine particles of coal were discarded into refuse piles or impoundments. Today, coal preparation and material handling technologies have reduced the amount of coal that is discarded, but coal fines generated by coal mining and preparation are still problematic for the industry. With some variation, most consumers of coal only purchase coal with an ash content of 12% or less. Discarded coal fines are typically too high in ash content to be used as-is in making marketable synthetic fuel. To make use of fine coal refuse, owners of synthetic fuel plants must either blend the refuse with "clean" coal in appropriate proportions to yield an acceptable ash content, and/or clean the coal refuse itself. Clean coal can be purchased from traditional coal marketers and is available to all synthetic fuel facility owners that have a clean coal/coal refuse blending strategy. Covol's strategy at all of the facilities it owns or operates includes clean coal/coal refuse blending.

      Coal fines cleaning is a distinct technology and to implement it successfully requires analysis of the particular coal refuse to determine appropriate plant design and to determine whether feedstock can be economically produced. Capital requirements for coal cleaning or preparation plants adequate to supply a synthetic fuel plant can be in excess of $4 million. Coal cleaning plants require six months or more to design and construct. A feasibility analysis must be performed to determine whether the savings achieved by the plant justify the capital costs of construction together with operational costs, which can vary between approximately $5-10 per ton. The costs of a cleaning plant are compared to the alternative of purchasing clean coal for blending. The decision to construct a coal cleaning plant does not delay delivery of synthetic fuel to market because in all cases clean blending coal is available to purchase as an immediate alternative. The decision to construct a coal cleaning plant is based on how a facility most economically obtains clean feedstock. Covol constructed a coal cleaning plant to supply Utah Synfuel #1 and Carbon Synfuel and is reviewing the feasibility of coal cleaning plants at two other synthetic fuel facilities.

     In facilities owned and operated by licensees, the licensee secures its own supply of coal fines. Licensees that are also coal producers utilize their own feedstock sources. Nonproducer licensees secure deposits of coal fines to supply their facilities. Covol has arranged for the supply of coal fines for the following facilities it owns or operates:

     Utah Synfuel #1 and Carbon Synfuel. In February 1997, Covol entered into a contract with a non-affiliated party, Earthco, to acquire coal fines and to lease property to conduct fines recovery and preparation activities at a location near Wellington, Utah, approximately six miles from the Utah Synfuel plant site. Covol paid an initial amount to Earthco upon execution of the lease agreement to acquire the fines and lease the associated land and will continue to make quarterly payments through May 2000. Covol constructed a preparation plant at the site which became operational in May 1998 and which produces feedstock from the acquired raw fines for the Utah Synfuel #1 and Carbon Synfuel facilities. The estimated quantity of coal fines at this site is in excess of 2 million tons although the recoverable amount may be less. Additional fines will be required to supply the longer term requirements of Utah Synfuel #1 and Carbon Synfuel.

     Pocahontas Synfuel. In May 1997, Covol entered into a joint venture with Black Diamond Enterprises, Inc. under which Black Diamond has certain rights to market the synthetic fuel produced at the facility and to a percentage of the net proceeds received by Covol from the project. In addition, Black Diamond is to provide coal fines to the Pocahontas Synfuel facility. Black Diamond owns the land in McDowell County, West Virginia upon which the Pocahontas facility is located and which land includes a fines pond and other coal refuse containing an estimated 1.2 million tons of recoverable clean fines. Black Diamond and Covol plan to construct a preparation plant to clean the raw Black Diamond fines. To date, neither Covol nor Black Diamond have begun construction of a preparation plant. In addition to the fines at the Pocahontas site, an affiliate of Black Diamond operates a waste coal recovery operation with an estimated 350,000 tons of recoverable clean fines. Covol has also acquired waste coal on a site near the project with an estimated 500,000 tons of recoverable clean fines. After cleaning, the coal fines from these reserves are high in recoverable heat, low in ash, and low in sulfur. Until a preparation plant can be permitted, financed and constructed at Pocahontas, Covol is purchasing coal fines from local sources for processing at the facility.

     Commonwealth. The Commonwealth Synfuel facility is located on property owned by River Hill Coal Company, Inc. River Hill has approximately 6 million tons of leased and permitted coal reserves which it actively mines. River Hill has agreed to provide up to 400,000 tons per year of coal fines from its mining and preparation plant operations to the Commonwealth facility. Covol intends to assign this supply agreement to the entity that acquires this facility, which is currently being offered for sale.

     Mountaineer. The Mountaineer Synfuel facility is located on property owned by Upshur Property, Inc., an affiliate of Anker Energy Corporation. Anker has agreed to provide the feedstock requirements of Mountaineer Synfuel, L.C. for a period of ten years, up to 480,000 tons of feedstock per year. Anker will supply the feedstock from various sources owned or controlled by Anker, including preparation plant operations and fines ponds. The price for the feedstock varies based upon the source of the coal fines and the costs of recovery. The site contains a fines refuse pond which is serving as a partial source for feedstock and a preparation plant is planned to increase the quality and amount of feedstock coming from the site refuse pond. Covol does not yet have financing for the preparation plant. If Mountaineer Synfuel, L.L.C. exercises its option to purchase the Mountaineer facility, Covol proposes to assign this supply agreement to Mountaineer.

     Alabama Inventory. In March of 1997 Covol entered into a coal fines supply agreement (the Supply Agreement") with K-Lee Processing Inc. and Concord Coal Recovery Limited Partnership (collectively "K-Lee"). Covol purchased coal fines under the Supply Agreement through February of 1998 at which time Covol sold its inventory of coal fines and assigned the Supply Agreement to Birmingham Syn Fuel, L.L.C. Birmingham Syn Fuel removed the coal fines inventory and asserted that the inventory was approximately 11,000 tons less than K-Lee had invoiced and received payment from Covol. Covol is currently in negotiations attempting to resolve the dispute.

     Supply of Binder. Covol purchases its patented and proprietary binder from Dow Chemical Company under a ten year agreement under which Covol pays a prescribed price per pound of binder. Covol arranges with Dow for the delivery of the binder from Dow's manufacturing plants to each of the synthetic fuel facilities owned, operated, or licensed by Covol.

Sale of Facilities

     Covol and its affiliates have developed and sold or have granted an option to sell four synthetic fuel facilities. The following is a summary of each option or sale:

     Utah Synfuel #1. On March 10, 1997, Utah Synfuel #1 Ltd., a Delaware limited partnership in which Covol was at the time a 64% owner and general partner, sold the Utah synthetic fuel facility for $3.5 million, in the form of a nonrecourse promissory note bearing interest at 9.6552% per annum and payable in 44 equal quarterly installments, all in accordance with the Utah Project Purchase Agreement, dated as of March 7, 1997, between Covol, Utah Synfuel #1 and Coaltech No. 1 L.P. The sale of the Utah facility resulted in a loss of approximately $581,000 to Utah Synfuel #1. The promissory note is collateralized by a security interest in the Utah facility, and in the event of a default under the promissory note, Covol's and Utah Synfuel #1's sole right to recovery is limited to the Utah facility without recourse against Coaltech.

     Covol granted Coaltech a put option to require Covol to purchase the Utah facility from Coaltech if:

     1. all of the Coaltech limited partners are unable to utilize the federal income tax credits under Section 29 of the tax code,

     2. the economic benefits accruing to or experienced by all of the Coaltech limited partners differ significantly from what was initially projected, or

     3.       there  is  a   permanent  force  majeure  or  material  damage  or
              destruction of the Utah facility.

     If the put option is exercised prior to the third anniversary date of the facility sale, the option price will be equal to the fair market value of the limited partnership interests of the optionees on a going concern basis, but in no event will the option price exceed 50% of the capital contributions made by the optionees to fund payments due under the promissory note, the Utah License Agreement and broker fees. If the put option is exercised on or after the third anniversary date, the option price will be $10 and the optionees will not be entitled to any other payments.

     As part of the sale of the Utah facility, Covol and Utah Synfuel #1 entered into a Supply and Purchase Agreement with Coaltech. Under the agreement, Covol agreed to provide coal fines to the Utah facility for processing into synthetic fuel at an amount equal to Covol's per ton costs, including any wash costs. Utah Synfuel #1 also agreed to purchase from Coaltech the synthetic fuel produced at Coaltech's cost plus one dollar per ton. Coaltech has the right to market its synthetic fuel to a third party, with Utah Synfuel #1 having a right of first refusal to purchase such synthetic fuel. Covol has incurred a loss each quarter in connection with this agreement and expects that these losses will continue into the foreseeable future.

     Carbon Synfuel. In connection with the Utah Project Purchase Agreement, dated March 10, 1997 Covol entered into an option agreement with Coaltech to sell a second facility, identified as Carbon Synfuel and located at the Utah Synfuel #1 facility. If Coaltech exercises its option, Covol will sell the second line of synthetic fuel manufacturing equipment including the building, binder plant, and other equipment that were not part of the Utah

Synfuel #1 facility sale. The terms of the option provide that Coaltech would purchase Carbon Synfuel on the same terms as Coaltech's purchase of Utah Synfuel #1 facility. Covol does not expect the option to be exercised. Covol is actively seeking an alternative buyer for the Carbon Synfuel facility, however there is no assurance that a sale will be completed.

     Since the Utah Synfuel #1 facility and Carbon Synfuel facility were first placed in service they have experienced several problems, including inadequate clean coal fines as feedstock, inadequate end product strength, and inability to market to end-consumers the synthetic fuel product produced from the feedstock. Covol continues to improve the synthetic fuel product quality and believes that the improvements will achieve the results necessary for successful marketing. Covol also has begun to see some success in marketing the product from these two facilities to a power plant and an industrial manufacturer. Covol is seeking a long term purchase commitment from these consumers.

     The Utah Synfuel #1 and Carbon Synfuel facility are currently operating at well below their rated capacity. Covol and its licensee have incurred a loss on the production of synthetic fuel at the Utah Synfuel #1 and Carbon Synfuel facilities.

         In order to provide coal fines to the Utah Synfuel #1 facility, Covol entered into a purchase agreement with Earthco to acquire the coal fines located at Wellington, Utah. The estimated amount of coal fines at the Wellington site is in excess of 2 million tons. The Wellington fines require washing. Covol has constructed a wash plant at the Wellington site which supplies coal fines to Utah Synfuel #1 and Carbon Synfuel. The cost for the plant was approximately $8 million. The financing for the construction of the wash plant was provided in part by AJG Financial Services, Inc., and is evidenced by a debenture of Covol to AJG which is collateralized by the wash plant assets. The debenture bears interest at 6% per annum with principal and interest being due and payable in October 1999. As additional consideration to AJG for financing the wash plant, Covol, in October 1997, agreed to grant to AJG warrants to purchase approximately 430,000 shares of Covol common stock, with fifty percent of the shares having a purchase price of $10 per share and fifty percent of the shares having a purchase price of $20 per share. The warrants expire two years from issuance.

     Birmingham Syn Fuel. Alabama Synfuel #1 Ltd., a Delaware limited partnership in which Covol was at the time a 74% owner and general partner, sold the Birmingham Syn Fuel/Birmingport facility to Birmingham Syn Fuel, L.L.C., a wholly-owned subsidiary of PacifiCorp Financial Services, Inc., on March 6, 1998. The purchase price for the Birmingport facility was $6,500,000 payable in the form of a nonrecourse promissory note collateralized by certain portions of the Birmingport facility.

     Mountaineer Synfuel. On May 5, 1998 Covol entered into a purchase agreement to sell the Mountaineer synthetic fuel facility to Mountaineer Synfuel, L.L.C., a Delaware limited liability company. The agreement is subject to numerous conditions, including but not limited to, the obtaining of a PLR from the IRS, and the production of product meeting certain specifications. There is no assurance that Mountaineer will exercise its option with respect to the purchase of this facility. Covol also entered into a financing agreement with Mountaineer to finance up to $9.75 million for project construction and operations working capital. Covol's obligation to repay the financing will be extinguished if Mountaineer exercises its purchase option; otherwise, Covol will be required to repay the loan with ten percent interest in monthly installments of interest only payments for the months January through June 1999 and monthly installments thereafter of $350,000 and a balloon payment on June 30, 2000. Covol's obligation to repay the amounts borrowed is collateralized by the assets of the project, and income streams from the Ginger Hill and Pleasant Ridge facilities. Under a license agreement, Covol will provide use of its technology and Mountaineer will pay a quarterly license fee based upon the synthetic fuel product produced and sold during the quarter. Covol will also supply binder material to the project on a cost plus basis.

     In addition to the four facilities discussed above, Covol owns and operates two synthetic fuel manufacturing facilities that Covol has for sale. One facility is referred to as Commonwealth Synfuel, located near Karthaus, Pennsylvania. The other Covol-owned facility for sale is referred to as Pocahontas Synfuel located near North Fork, West Virginia. Several entities have expressed interest in purchasing the facilities and Covol expects the facilities to be sold in early 1999. However, Covol cannot give assurance that it will successfully sell either or both facilities.

Research and Development

     Covol has devoted and continues to commit significant human and capital resources to the development, refinement and commercialization of the Covol binder technologies in the engineered fuel and engineered resource applications. Covol is currently focusing its research and development efforts principally on the synthetic fuel technology, including refinements to the chemical formula and process, enhancements to the base binder formulations to address product quality issues, and continued testing and development of other binder materials for the production of synthetic fuel. Covol is also currently conducting research and development related to application of the Covol binder technologies to iron tailing materials, coke breeze, silicon carbide and other waste product or resource materials.

     Covol's intellectual property base consists of seven U.S. and four international patents relating to the Covol binder technologies as applied to coal, iron tailings, coke and other carbon based materials. Covol's research and development efforts will be directed toward perfecting and expanding these technologies and the filing for patents for proprietary intangible property developed. See "ITEM 1. BUSINESS - Proprietary Protection" for a discussion of Covol's patents, trademarks and other intellectual property.

Proprietary Protection

     Covol has the following trade names and patents covering certain aspects of Covol's technology:

     Trade names:

     Covol Technologies, Inc., Alabama Synfuel #1 Ltd., Utah Synfuel #1 Ltd., Flat Ridge Corporation and Engineered Fuel Technologies, Inc.

              Trademarks and Service Marks:

              United States Trademark  Registration No. 2,038,742 for  licensing
     services   identified   by  "Covol",   "Recycling  Yesterday's  Waste  Into
     Tomorrow's Resources."

     United States Patents:

         United States Patent No. 5,453,103, which issued 26 September 1995.

         United States Patent No. 5,487,764, which issued 30 January 1996.

         United States Patent No. 5,589,118, which issued 31 December 1996.

         United States Patent No. 5,599,361, which issued 4 February 1997.

         United States Patent No. 5,738,694, which issued 14 April 1998.

         United States Patent No. 5,752,993, which issued 19 May 1998.

         United States Patent No. 5,807,420, which issued 15 September 1998.

     Foreign Patents:

         European Patent Office # 96905442.8-2307 filed May 1, 1998.

         Australian #686624 filed on January 21, 1994; filed with U.S. Patent Office as No. 184099 on May 28, 1998.

         New Zealand #266060 filed on April 7, 1994; filed with U.S. Patent Office on February 20, 1998.

         Republic of Trinidad and Tobago #960038 filed on July 1, 1996 and #970147 filed under PCT/US96/01798 on February 8, 1996.

         Other United States, Patent Cooperative Treaty, and Foreign Patent Applications are pending.

     Covol's U.S. and foreign patents expire on January 21, 2014. There can be no assurance as to the scope of protection afforded by the patents. In addition, there are other industrial waste recycling technologies in use and others may subsequently be developed, which do not, or will not utilize processes covered by the patents or pending patents. There can be no assurance that any patent issued will not be infringed or challenged by other parties, infringe on patents held by other parties or that Covol will have the resources to enforce any proprietary protection afforded by the patent or defend against an infringement claim.

     In addition to patent protection, Covol also relies on trade secrets, know-how and confidentiality agreements to protect the Covol binder technologies. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such know-how or obtain access to Covol's know-how, concepts, ideas, and documentation.

     Since Covol's proprietary information is important to its business, failure to protect ownership of its proprietary information would likely have a material adverse effect on Covol. Covol's current and expected revenues are dependent upon license agreements by which licensees use the Covol binder technologies to manufacture synthetic fuel and then pay license fees to Covol. Covol expects that revenues will continue to be tied to future licensing agreements in the application of Covol binder technologies to iron rich wastes, coke dust, and other potentially useful wastes and by-products. Covol believes that its patents, trade secrets, know-how and confidential information are the basis upon which Covol is able to obtain licensing agreements.

Confidentiality Provisions

     As part of its business, Covol typically enters into agreements concerning its projects which contain confidentiality provisions. Covol is, on occasion, required to disclose such agreements to the Securities and Exchange Commission as part of its ongoing reporting requirements under the Securities Exchange Act of 1934. In addition, disclosure of such agreements may be required in connection with Covol's private placement of securities. Some of the agreements do not contain the standard exceptions for the disclosure of information which is required to be disclosed under law. Consequently, no assurances can be given that Covol has not inadvertently disclosed information regarding its various projects in violation of confidentiality covenants entered into by Covol.

Government Regulation

     Covol's and its licensees' synthetic fuel operations are subject to federal, state and local environmental regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of waste products. In order to establish and operate the synthetic fuel plants, Covol and its licensees obtained various state and local permits. Covol believes that it or its licensees have obtained all required permits to construct and operate synthetic fuel facilities, and that they are in substantial compliance with all relevant laws and regulations governing the synthetic fuel operations. However, Covol's and its licensees' synthetic fuel operations entail risk of environmental damage and Covol or its licensees may incur liabilities in the future arising from the discharge of pollutants into the environment or from waste disposal practices.

     Failure by Covol or its licensees to maintain necessary permits to operate synthetic fuel plants and to comply with permit requirements could have a material adverse effect on Covol or its licensees. Other developments, such as the enactment of more stringent environmental laws and regulations, could require Covol or its licensees to incur significant capital expenditures. If Covol or its licensees do not have the financial resources or is otherwise unable to comply with such laws and regulations, such failure could also have a material adverse effect on Covol.

     Covol's goal is to establish itself as the provider of technologies that will assist others in the processing and reclamation of their wastes and by-products, and Covol seeks for itself and its licensees to avoid creating waste streams or compounding environmental reclamation problems. Covol has not assumed responsibility for environmental reclamation of coal refuse impoundments from which Covol or its licensees obtain refuse for feedstock. Such liabilities are and remain the responsibility of the impoundment owners or operators. In the manufacture of synthetic fuel from coal refuse using Covol's binder technologies, the synthetic fuel produced effectively completely consumes the refuse. The synthetic fuel manufacturing process does not contribute to environmental reclamation liabilities with respect to the coal refuse. However, the synthetic fuel manufacturing process using Covol binder technologies typically uses dilute acids. Covol and its licensees must comply with hazardous material handling and storage regulations related to acid solutions and stored concentrates.

     Covol's and its licensees' synthetic fuel operations are also subject to federal and state safety and health standards. Covol is committed to providing effective management of worker safety and health protection. Covol periodically contracts with independent safety and industrial hygiene inspectors in order to measure a facility's regulatory compliance. In addition, Covol has developed a safety policy designed to raise and maintain a high level of safety awareness by both management and employees. Compliance to applicable safety and health standards is verified through periodic inspections by regulatory agencies. Failure to comply with safety and health standards could have a material adverse affect on Covol, for example, a regulatory inspector could close the operation until Covol meets the required standards.

Competition

     Products made using the Covol binder technologies compete with other synthetic products as well as traditional source materials. Competitive factors include price, quality, delivery cost and waste handling costs. Covol may experience competition from other alternative fuel technology companies and their licensees, particularly those companies with technologies to produce coal based solid synthetic fuels. Competition may come in the form of the licensing of the competing technologies to process coal fines or in the marketing of end products qualifying as synthetic fuel. Competition includes, for example, Carbontec, Krystal Bond, KFx Inc. and Startec Inc. Covol will also experience competition from traditional coal and fuel suppliers and natural resource producers in addition to those companies that specialize in the disposal and recycling of waste products generated by coal, coke, steel and other resource production. Many of these companies have greater financial, management and other resources than Covol. Covol believes that it will be able to compete effectively although there can be no assurance that it will do so successfully.

Employees

     Covol currently employs approximately 80 persons full-time. Approximately 30 of such persons are in corporate administration including research, development and marketing, and 50 are in synthetic fuel and coal washing operations. None of these employees are covered by a collective bargaining agreement.

Forward Looking Statements

     Statements regarding Covol's expectations as to the financing, development, construction and operation of facilities utilizing the Covol binder technologies, the marketing of products, the receipt of licensing fees and other information presented in this Annual Report on Form 10-K that are not purely historical by nature, including those statements regarding Covol's future business plans, the operation of facilities, the estimated capacity of facilities, the availability of coal fines, the marketability of the synthetic fuel and other briquettes and the financial viability of the proposed facilities, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Covol believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting Covol's industry or the coal industry or the economy generally, factors which could cause actual results to differ from expectations stated in these forward looking statements include, among others, the following:


     (1)      The commercial success of the Covol binder technologies.
     (2)      Procurement   of   necessary  equipment  to  maintain  facilities'
              operations.
     (3) Securing of necessary sites, including permits and raw materials, for facilities to be constructed and operated.
     (4) Completion of facilities, in particular the synthetic fuel manufacturing facilities, by the placed in service date.
     (5) Ability to obtain needed additional capital on terms acceptable to Covol.
     (6) Changes in governmental regulations or failure to comply with existing regulations which may result in operational shutdowns of Covol or licensee facilities.
     (7)      The availability of tax credits under Section 29 of the tax code.
     (8) The commercial feasibility of the Covol binder technologies upon the expiration of Section 29 tax credits.
     (9) Ability to meet financial commitments under existing contractual arrangements.
    (10) Ability to commercialize the non-synthetic fuel related Covol binder technologies which have only been tested in the laboratory and not in full-scale operations.
    (11) Dependence on licensees to successfully implement Covol binder technologies.
    (12) The market acceptance of products manufactured with Covol binder technologies in the face of competition from traditional products.
    (13) Ability to produce products with Covol binder technologies with acceptable hardness, moisture level, and other characteristics.
    (14) Success in the face of competition by others producing synthetic fuel and other recycled products.
    (15)      Sufficiency of  intellectual  property protections.


ITEM 2.       PROPERTIES

     Covol leases an approximately 5,000 square-foot building in Lehi, Utah, which houses its executive offices ("Corporate Headquarters"). In August 1997, Covol entered into a triple-net lease dated August 1, 1997 (the "Headquarters Lease"). The Headquarters Lease provides for a monthly rent of $5,000 during the initial term which expires on July 31, 2000. Thereafter, the Headquarters Lease will automatically extend indefinitely for successive one-year periods at the sole option of Covol, and the monthly rent will increase by 5% per year.

     In October 1997, Covol purchased an 8,000 square-foot site located in Price, Utah, on which Covol's prototype briquetting plant is located, for $150,000. Included in the purchase was a 1,400 square-foot office and warehouse building which houses equipment. The property is subject to a 10-year $100,000 mortgage held by the seller. The equity in the property was pledged as part of the collateral for a $2.9 million loan to Covol from AJG Financial Services, Inc.

     In May 1995, Covol entered into a lease with Geneva Steel Company for a 9,000 square foot building in Vineyard, Utah. Covol pays no cash rent on these facilities. Subsequent to the execution of the Geneva Agreements, the lease with Geneva expired resulting in a tenancy-at-will between the parties. Covol may use the Geneva briquetting facility in the manufacture of synthetic fuel or for testing purposes at the Geneva site or some other location.

     In June 1996, Covol entered into a land lease of approximately 12 acres in Price, Utah with a non-affiliated party at a monthly rental of $600. The lease term commenced on June 20, 1996 and expires on December 31, 2007 but may be extended. In 1996 Covol constructed a 22,000 square-foot building to house the Utah Synfuel #1 and Carbon Synfuel facilities. In March 1997, this building was subleased by Covol to Coaltech as part of the sale of the Utah Synfuel #1 facility. However, Covol retained responsibility for operations of the property pursuant to an Operations and Maintenance Agreement between Covol and Coaltech. Covol has constructed an ancillary building, a 1,650 square-foot binder plant. Coaltech has an option to purchase the Carbon Synfuel facility, and if exercised, Coaltech will take ownership of the buildings.

     In February 1997, Covol entered into a lease agreement with Earthco for two contiguous parcels located in Wellington, Utah (approximately 6 miles from the Utah Synfuel #1 site). The first parcel covers approximately 30 acres and has a lease term of 15 years. On this parcel, Covol constructed a 3,400 square-foot wash plant. The second parcel covers approximately 357 acres and has a lease term of 5 years. On this parcel, Covol conducts fines recovery operations. Covol has the option to extend or purchase either or both parcels upon the satisfaction of certain conditions. Total obligations to lease the parcels and acquire the associated fines are approximately $5.5 million, of which $700,000 was paid at the time of lease execution and Covol has and will make payments 4 times each year until May of 2002 for the balance.

     In 1997, Covol entered into a 5 year, $850 per month sublease with Combustion Resources, Inc. for approximately 2,400 square feet of building space in Provo, Utah.

     In 1997, Covol entered into a one year, $9,000 lease with Stephen Mallory for approximately 2,000 square feet of office and residential space in Dunbar, West Virginia. This property serves as Covol's Eastern Region office.

     In 1998, Covol entered into a one year, $1,500 per month lease with Mobile Auto & Storage for approximately 4,000 square feet of building space in Lehi, Utah. This property provides office and laboratory facilities for some of Covol's research and development personnel.

     In May 1998, Covol entered into a 10 year, $1,000 per year lease with Upshur Property, Inc., for approximately 10 acres of property in Tallmansville, Upshur County, West Virginia. The property is the site of the Mountaineer Synfuel facility. The lease is assignable to Mountaineer Synfuel, L.L.C., in connection with its facility purchase option.

     In May 1998, Covol purchased approximately 80 acres of undeveloped property near Sunnyside, Utah for $100,000. In June of 1998 Covol entered into a five year lease with an option to purchase approximately 40 acres of property with office and warehouse improvements. The lease payments are $2,000 per month, escalating to $3,500 per month over time. The leased property is adjacent to the purchased property. Covol plans to conduct some operations on the two properties in the future.

     None of Covol's subsidiaries have interests in real property.

ITEM 3.       LEGAL PROCEEDINGS

     Asbestos Investigation. In January 1996, a manager of Covol entered property owned by Nevada Electric Investment Company, a subsidiary of Nevada Power Corporation, in connection with an offer by Covol to purchase the property, and with certain other employees of Covol, removed some asbestos over a two-day period. In May of 1996 Covol received a notice of violation and order for compliance from the State of Utah, Division of Air Quality alleging that asbestos was improperly handled, removed, and disposed of. Covol complied with the order and in September of 1996 entered into a settlement agreement with the State of Utah and paid a fine in the amount of $11,000. In late 1997 the U.S. Environmental Protection Agency began its own investigation, referring the matter to the U.S. Attorney's office which proceeded with a grand jury inquiry. Covol was served in September 1998 with a grand jury subpoena for records, with which Covol has complied. Covol does not know the results of the grand jury inquiry or whether the inquiry is completed. Covol does not believe that its resolution will have a material adverse effect on Covol.

     Indemnification to Centerline. In December 1996, Covol entered into six indemnification agreements with Centerline whereby Covol agreed to indemnify Centerline should it be required to pay liquidated damages to PacifiCorp under various design and construction agreements for six synthetic fuel facilities. Under the original terms of the various design and construction agreements, if the facilities were not completed by June 1, 1998 then $750,000 in liquidated damages for each facility would be due and payable by Centerline. The indemnification agreement only applied if PacifiCorp actually decided to build the facilities with Centerline as the design/builder. PacifiCorp elected to not build three of the projects, and therefore the indemnity agreement with respect to those facilities no longer applies. Accordingly, the maximum amount of contingent liability to Covol under the indemnification agreements is $2,250,000 ($750,000 per design and construction agreement). Counsel for Centerline has notified Covol that a dispute exists between Centerline and PacifiCorp which may require indemnification by Covol. Covol has been advised that the dispute is proceeding to arbitration.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Covol held its Annual Meeting of Stockholders on August 27, 1998. At the meeting, the following actions were approved by the stockholders:

     James A. Herickhoff was elected a director of Covol for a three year term to expire in 2001, by a vote of 7,703,272 in favor and 50,992 against.

     John P. Hill was elected a director of Covol for a three year term to expire in 2001, by a vote of 7,694,872 in favor and 58,992 against.

     Selection by the Board of Directors of PricewaterhouseCoopers LLP as independent auditors of Covol for the 1998 fiscal year was ratified by a vote of 7,690,463 in favor, 15,610 opposed and 43,938 abstaining.

EXECUTIVE OFFICERS OF THE REGISTRANT


   NAME                 AGE                           POSITION

Brent M. Cook            38               Chief Executive Officer and Director

Stanley M. Kimball       44               President and Director

Steven G. Stewart        50               Chief Financial Officer

George W. Ford, Jr.      53               Principal Scientist and Vice President
                                          of Science and Technology

Steven R. Brown          40               Senior Vice President of Engineering
                                          and Development

Max E. Sorenson          49               Senior Vice President of Engineered
                                          Resources

Dee J. ("D.J.") Priano   53               Senior Vice President of Synfuel
                                          Engineered Fuels

Asael T. Sorensen, Jr.   44               Secretary and Corporate Counsel

Harlan M. Hatfield       38               Vice President and General Counsel

Kenneth R. Frailey       45               Vice President of Operations

Stephanie R. Black       36               Vice President of Research and
                                          Development

Brent M. Cook has served as Chief Executive Officer and Director since November 1996, as President from October 1996 until July 1998, and served as Chief Financial Officer from June 1996 until December 1996. Mr. Cook is a Certified Public Accountant. Prior to joining Covol, Mr. Cook was Director of Strategic Accounts-Utah Operations, for PacifiCorp, Inc. ("PacifiCorp"). His responsibilities included the management of revenues of approximately $128 million per year, and seeking out and evaluating strategic growth opportunities for PacifiCorp, including joint ventures and other transactions. Mr. Cook spent more than 12 years with PacifiCorp.

Stanley M. Kimball was appointed President in July 1998 and has been a Director since January 1997. He served as Chief Financial Officer from January 1997 to July 1998. Prior to joining Covol, Mr. Kimball was employed by Huntsman Corporation ("HC"). From 1989 to early 1995, Mr. Kimball served as the Director of Tax for Huntsman Chemical Corporation ("HCC"). In May 1995, Mr. Kimball was appointed as an officer of HCC, serving as Vice President, Tax. In July 1995, Mr. Kimball was appointed as Vice President, Administration for HC. In this position, he had numerous responsibilities, both for HC and for Mr. Jon M. Huntsman personally, which included financial accounting, tax and estate planning, and cash and investment management. In this position, Mr. Kimball also served as Mr. Huntsman's Chief of Staff. In 1980, Mr. Kimball received a Master of Accountancy, with emphasis in taxation, from Brigham Young University and is a Certified Public Accountant. Between 1980 and 1989, he was employed by Arthur Andersen & Co., and was serving as a Senior Tax Manager prior to his employment with HCC.

Steven G. Stewart was appointed Chief Financial Officer of Covol in July 1998, and served as Vice President of Finance and Treasurer from April 1998 through July 1998. Prior to joining Covol, Mr. Stewart was a partner for 11 years with a "Big Five" accounting firm, an audit partner with Ernst & Young (formerly Arthur Young) and was the Salt Lake City office Director of High Technology and Entrepreneurial Services. From January 1994 through September 1996, Mr. Stewart was self-employed and provided consulting services to high technology companies, established strategic alliances, advised companies on alternative valuation methods applicable to acquisition targets and negotiated acquisition/sale transactions. From October 1996 through March 1998, Mr. Stewart was a business assurance partner at PricewaterhouseCoopers, LLP (formerly Coopers & Lybrand
LLP), with primary responsibility for public companies operating in the high technology, mining and extractive industries. Mr. Stewart is a Certified Public Accountant.

George W. Ford, Jr. has served as Vice President of Research and Development of Covol since August 1993. From August 1993 to February 1997, Mr. Ford served as a Director of Covol. From 1982 to 1993, Mr. Ford was employed at Ballard Medical Products, Inc. in research and development, principally in the biomedical field. Mr. Ford holds 17 national and international patents covering a wide variety of technologies. Mr. Ford has functioned as an independent consultant working on projects in computer programming, medical product device design and process polymer chemistry design for the energy industry. Mr. Ford is a member of the American Association for the Advancement of Science and the Iron and Steel Society.

Steven R. Brown was appointed Senior Vice President of Engineering and Development in December 1998. Since July 1998 he served as Vice President - Synfuel Operations. Previously he served as Vice President of Engineering and Construction of Covol since February 1995. Mr. Brown served as a Director of Covol from September 1995 to March 1997. From 1993 to 1995, Mr. Brown was President of Construction Management Service, Inc. Mr. Brown is a licensed professional engineer and a licensed general contractor.

Max E. Sorenson was appointed Senior Vice President of Engineered Resources in December 1998. He served as Vice President of Covol since April 1997. Prior to Mr. Sorenson's employment with Covol, Mr. Sorenson was Senior Vice President of Operations, Engineering and Technology of Geneva Steel Company. Mr. Sorenson began his employment with Geneva Steel Company in October 1989. During his employment with Geneva Steel Company, Mr. Sorenson also had responsibility for raw materials, transportation contracts and information systems and also served as Chief Engineer of Coke, Iron and Steel, and Vice President of Engineering. Prior to joining Geneva Steel Company, Mr. Sorenson worked for 16 years for Inland Steel, Inc., one of the largest steel companies in the United States, where he served in various operational and technology management positions in ironmaking and steelmaking. Mr. Sorenson obtained a B.S. degree in Metallurgical Engineering from the University of Utah in 1973 and a Master of Science degree in Industrial Management from Purdue University in 1978.

Dee J. "DJ" Priano was appointed Senior Vice President of Synfuel Engineered Fuels in December 1998. Prior thereto, he served as Vice President of Covol since August 1997. Mr. Priano had been employed by Kennecott Corporation for more than 32 years prior to that time. Mr. Priano worked in several different positions at Kennecott including Principal Planning Engineer for Kennecott's Bingham Canyon mine, Manager of Operations Analysis, Controller of Kennecott's Bingham Canyon mine as well as the Controller of Kennecott's U.S. Mines Division. In addition to managing general accounting and financial reporting activities, he was responsible for the administration of purchasing, MIS and land and water management functions. Mr. Priano received a BS degree and Master of Business Administration from the University of Utah.

Asael T. Sorensen, Jr. joined Covol as its legal Counsel in September 1995. He has also served as Corporate Secretary since June 1996. From 1982 to 1995, Mr. Sorensen was an in-house attorney for the Church of Jesus Christ of Latter-Day Saints in Salt Lake City, Utah and practiced law primarily in the area of contract negotiations and administration. Mr. Sorensen graduated from Brigham Young University with a joint Juris Doctor and Master of Business Administration. He is admitted to practice law in the State of Utah.

Harlan M. Hatfield has served as Vice President and General Counsel since July 1998 and Corporate Counsel since October 1996. His primary activities with Covol have been the development of synthetic fuel projects, including licensing, financing, permitting, construction, feedstocks, site selection, and other aspects of project development. As General Counsel he oversees the legal staff and outside legal counsel, litigation, regulatory disputes, contracts, and other legal matters. Prior to his employment with Covol, he was in private practice at the Seattle law firm of Oles, Morrison and Rinker for more than nine years where he was a partner.

Kenneth R. Frailey joined Covol in August 1998, and in December 1998, was appointed Vice President of Operations. Until August 1998, Mr. Frailey was employed by Kennecott Corporation and General Electric for a total of approximately 20 years. Mr. Frailey's Kennecott experience related to mining and electrical power generation, and particularly managerial assignments in plant operations and engineering.

Stephanie E. Black joined Covol in March of 1998 as Director of Research and Development, and in December 1998, was appointed Vice President of Research and Development. She was employed as a Strategic Account Manager with PacifiCorp from June of 1995 until joining Covol. For the approximately 11 years prior to June 1995, Ms. Black was employed with Hercules, Inc. (now Alliant Techsystems). While with Hercules, Ms. Black acted at various times as engineer, analyst, supervisor, and subcontract manager.

     Covol's Executive Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

     The shares of common stock of Covol trade on The Nasdaq National(R) Market under the symbol "CVOL".

     The following table sets forth, for the periods presented, the high and low trading prices of Covol's common stock as reported by Nasdaq from April 1998, to September 1998, and bid quotations as reported by National Quotation Bureau, Inc. from October 1996 through March 1998. The quotations do not reflect adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. Since Covol has several market makers, the bid prices among the different market makers will generally vary. Accordingly, the bid price may not be representative of actual trades. The following prices may not be considered valid indications of market value due to the limited and sporadic trading in the shares of common stock.


                                                     Low         High

Fiscal 1997

Quarter ended December 31, 1996                    $7.50       $14.38
Quarter ended March 31, 1997                        7.88        15.75
Quarter ended June 30, 1997                         6.75         8.88
Quarter ended September 30, 1997                    6.25        10.13

Fiscal 1998

Quarter ended December 31, 1997                    $8.88       $13.94
Quarter ended March 31, 1998                       10.50        14.06
Quarter ended June 30, 1998                        12.25        17.44
Quarter ended September 30, 1998                    9.00        17.25



         As of December 17, 1998, there were approximately 625 shareholders of record of Covol's common stock.

         Covol has not paid dividends on its common stock to date and does not intend to pay dividends on its common stock in the foreseeable future. Covol intends to retain earnings, if any, to finance the development and expansion of its business and to pay debt service and dividends on preferred stock. Payment of common stock dividends in the future will depend, among other things, upon Covol's ability to generate earnings, its need for capital and its overall financial condition.

Recent Sales of Unregistered Securities

         The following sets forth all securities issued by Covol within the past fiscal year without registration under the Securities Act of 1933, as amended. No underwriters were involved in any stock issuances nor were any commissions paid in connection therewith. However, Covol did pay finders fees in the form of cash, stock or warrants in connection with various securities issuances.

         The issuance of qualified options is required to be based on market value. Accordingly, the exercise price is set based on the market price of Covol's common stock, even though the options convert into restricted stock.

         Covol believes that the following issuances of shares of common stock, notes, debentures and other securities were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the exemption set forth in Section 4(2) thereof. Each security was issued subject to transfer restrictions. Each certificate for each security bears a restricted legend. Each investor made representations to Covol that it was accredited as that term is defined in Regulation D and that the security was acquired for investment purposes.

         In September and October 1997, Covol accepted subscriptions from 49 accredited investors for the purchase of 119,557 units (the "Units") pursuant to a Confidential Private Placement Memorandum, dated August 28, 1997 (the "Memorandum"), at a price of $35.00 per Unit, with an aggregate purchase price of approximately

$4,200,000. Each Unit consisted of five shares of common stock of Covol together with a warrant to purchase one additional share of common stock at the price of $8.00, expiring April 30, 1998. Pursuant to the terms of the Memorandum, Covol granted to purchasers of the Units piggyback registration rights on the shares of common stock included in the Units and the shares of common stock which were issuable upon the exercise of the warrants. A total of 597,850 shares of common stock and 119,557 warrants were issued in the offering. Of the 119,557 warrants issued to investors, 96,357 were exercised and 23,300 expired. In connection with the sale of the Units under the Memorandum, Covol issued to three accredited investors finder fees in the form of warrants to acquire an aggregate of up to 199,262 shares of Covol's common stock at a purchase price of $8.00 per share at any time prior to October 31, 1999, none of which had been exercised as of September 30, 1998.

         On November 25, 1997, Covol issued 1,500 shares of Covol common stock to a single investor upon exercise of warrants at $8.00 per share, paid in cash. The warrants were originally issued with Units privately placed in September and October 1997.

         On December 8, 1997, Covol issued 1,500 shares of Covol common stock to a single investor upon exercise of warrants at $8.00 per share, paid in cash. The warrants were originally issued with Units privately placed in September and October 1997.

         On January 9, 1998 Covol issued warrants for 216,272 shares of Covol common stock at a per share exercise price of $10.00 to AJG Financial Services, Inc. ("AJG"). Also, on January 9, 1998 Covol issued warrants for 216,272 shares of Covol common stock at a per share exercise price of $20.00 to AJG. Covol issued these warrants as partial consideration for AJG's loan to Covol of $4,367,351 under Covol's debenture to AJG dated January 9, 1998.

         On March 4, 1998 Covol issued 1,000,000 shares of Covol common stock to PacifiCorp Financial Services, Inc., pursuant to PacifiCorp Financial's conversion of its Convertible Loan and Security Agreement dated March 20, 1997 ("Agreement"). On April 7, 1998 Covol issued an additional 27,000 shares of Covol common stock to PacifiCorp Financial as satisfaction of the adjustment provisions of the Agreement.

         In 1996, Covol formed two limited partnerships, Alabama Synfuel #1 Ltd. and Utah Synfuel #1 Ltd., to assist with the financing of construction at two synthetic fuel manufacturing facilities. These two facilities have been sold and are now owned by Birmingham Syn Fuel, L.L.C. and Coaltech No. 1 L.P. On September 9, 1998 Covol offered the limited partners in Utah Synfuel #1 and
Alabama Synfuel #1 an exchange of Covol's common stock for their limited partnership interests. The exchange ratio was based in part on an independent valuation of the limited partnership's assets and other factors including but not limited to current and future expected cash flow of the partnerships and current market values of Covol's common stock as quoted on NASDAQ. The exchange ratio for Utah Synfuel #1 was 112.828 shares of common stock per each limited partnership unit and 125.97 shares for each Alabama Synfuel #1 limited partnership unit. The limited partnership's units originally sold for $1,000 per unit.

         As of November 10, 1998, all of the limited partners in Utah Synfuel #1 and all but one of the limited partners in Alabama Synfuel #1 had agreed to exchange their limited partnership interests for shares of Covol's Common Stock, and accordingly Utah Synfuel #1 became a wholly-owned subsidiary of Covol and Alabama Synfuel #1 became a 98%-owned subsidiary of Covol.

         During September 1998 Covol completed a financing of $1,500,000 that consisted of the sale of 55,555 units at $27.00 per unit to an investor. A unit consisted of three shares of restricted common stock of Covol plus one warrant to purchase one share of restricted common stock at a price of $12.00. The warrants expire September 16, 2000 if not exercised.

         During November 1998, Covol completed a financing transaction that consisted of $400,000 of debt and approximately $3,500,000 of equity issued to 28 investors. The debt had a term of twelve months, bears interest at 15% per annum, with an interest only payment due in six months and with the balance of interest and principal due at maturity. The debt is collateralized by certain assets of Covol and is due prior to maturity upon the placement of long-term financing by Covol. The equity transaction consisted of the sale of a unit at a price of $5.00. A unit consisted of one share of restricted common stock of Covol plus a warrant to purchase one additional share of restricted common stock at an exercise price of $7.50. The warrants expire in twelve months if not exercised. The stock and shares issuable pursuant to the related warrants bear "piggyback" registration rights.

ITEM 6.           SELECTED FINANCIAL DATA

         The following selected financial data are derived from the consolidated financial statements of Covol. This information should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. As more fully described in Note 15 to the consolidated financial statements, Covol sold its construction subsidiaries in 1996. All construction - related operations have been reflected as discontinued operations in the 1996, 1995 and 1994 financial statements. The construction subsidiaries include one business which was acquired on September 30, 1994 and therefore is included in discontinued operations in 1996 and 1995 only. The note receivable received by Covol as consideration for the sale is "marked to market" each quarter based on the market value of Covol's stock held as collateral, and the resulting adjustments are reflected in Covol's statement of operations. The selected financial data as of and for the nine months ended September 30, 1994, as of and for the year ended September 30, 1995 and as of September 30, 1996 are derived from audited financial statements not included herein. The selected financial data for the year ended September 30, 1996, and as of and for the years ended September 30, 1997 and 1998 were derived from the financial statements of Covol which have been audited by PricewaterhouseCoopers LLP included elsewhere herein.

                                                                                                        Nine Months
                                                                                                           Ended
                                                             Year Ended September 30,                  September 30,
                                                ---------------------------------------------------


(thousands of dollars, except per-share data)       1998          1997            1996            1995            1994
----------------------------------------------- ------------ --------------- --------------- --------------  -------------
OPERATING DATA:
     Total revenues                                  $12,699     $       251     $       295      $     129        $    20
     Loss from continuing operations                  (3,986)        (10,995)        (12,955)        (4,524)          (498)
     Net loss                                         (3,986)        (10,995)        (13,836)        (5,654)          (143)
     Basic and diluted net income (loss)
      per common share:
         Loss per share from continuing
              operations                                (.43)          (1.38)          (1.86)         (1.00)          (.13)
         Net income (loss) per share                    (.43)          (1.38)          (1.99)         (1.25)          0.04
     Purchase of property, plant and
          equipment and facilities
          held for sale                               36,963           7,194           5,055            694            100

                                                                              September 30,
                                                 ------------------------------------------------------------------------
(thousands of dollars)                              1998          1997            1996            1995           1994
------------------------------------------------ ----------- --------------- --------------- --------------  ------------
BALANCE SHEET DATA:
     Working capital                                $  8,549        $  4,960         $(3,482)      $   (480)     $   (620)
     Net property, plant and equipment                14,902           5,464           7,125          1,330           748
     Total assets                                     66,897          26,361           8,772          2,660         4,853
     Long-term obligations                            16,279           5,467             364            177           852
     Total stockholders' equity (deficit)             21,571           5,929            (233)         1,183         2,990

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the information set forth under the caption entitled "ITEM 6. SELECTED FINANCIAL DATA" and the financial statements and notes thereto for Covol included elsewhere herein.



Year Ended September 30, 1998 Compared to Year Ended September 30, 1997

         The information set forth below compares Covol's operating results for 1998 with its operating results for 1997.

         Revenues. Total revenues for the year ended September 30, 1998 increased by $12,448,000 to $12,699,000 as compared to $251,000 for 1997. During
1998 Covol recognized license fees totaling $7,942,000 while no license fees were recognized during 1997. These fees consisted of one-time advance license fees of $7,736,000 and earned license fees or royalty payments of $206,000. Advance license fees are normally due when construction of the related synthetic fuel facility begins, when construction is completed, or when certain construction milestones or other conditions are met. Covol expects to receive approximately $4,000,000 of additional advance license fees during 1999 upon the sale of certain synthetic fuel facilities currently owned by Covol and upon the achievement of certain production levels at one of the synthetic fuel facilities. Earned license fees or royalty payments are due quarterly based upon synthetic fuel produced and sold as reported to Covol by its licensees. Covol had sales of binder and coal fines to a related party during 1998 totaling $2,543,000 compared to $209,000 during 1997. These revenues resulted primarily from coal fines that were sold to the related party at Covol's cost as provided for under the binder and license agreement with this party. Substantially all of the fines purchased by Covol have now been sold so sales of coal fines are not expected to be material during 1999. Covol sold six binder mixing plants to licensees during 1998 for $1,088,000, generating a gross profit of $200,000. Covol does not expect sales of binder mixing plants during 1999. Covol provides binder material to its licensees either at a fixed price or at Covol's cost plus a contracted markup. Covol purchases the binder materials under a long-term contract with a large chemical company. Total binder sales during 1998 were $994,000 with a corresponding direct cost to Covol of $642,000. Covol expects a significant increase during 1999 of production of synthetic fuel by its licensees as licensees move toward full production levels with a corresponding increase in earned license fees or royalty payments and sales of binder products. However, Covol cannot assure increases in license fees, royalty payments, and binder sales because Covol licensees must successfully obtain adequate feedstock coal fines, process fines into synthetic fuel, and develop markets for synthetic fuel, now and in the future. Covol believes that its licensees have made significant progress in these areas, but continued success cannot be assured.

         Operating Costs and Expenses. Operating costs and expenses increased by $4,205,000 or 38% to $15,310,000 during 1998 from $11,105,000 during 1997. Cost of coal briquetting operations increased $4,492,000 from $4,803,000 during 1997 to $9,295,000 during 1998. This increase included $4,121,000 relating to the costs associated with binder plant sales, binder sales and coal fine sales as discussed above. During 1997, Covol recorded an expense for $1,477,000 relating to construction penalties for failure to proceed under several contracts Covol had entered into. There was no similar expense in 1998. However, during 1998 Covol incurred significantly higher operating expenses in connection with the continued refinement and implementation of the briquetting process, and the commercialization of this process in connection with the 24 facilities placed in service during 1998, including the four facilities held for sale. Covol expects to continue incurring losses into 1999 until these facilities are sold. Covol expects to realize a gain when the facilities are sold. These expenses related in part to the construction and operation of four synthetic fuel facilities built by Covol that are currently held for sale, costs incurred in providing assistance to Covol's licensees during the ramp-up of their synthetic fuel facilities, and increased personnel costs. These increases during 1998 effectively offset the 1997 construction penalty expenses. Covol operates one of the synthetic fuel facilities for Coaltech, a partnership for which Covol is the general partner. Under this operating agreement, Covol is contractually obligated to purchase all of the synthetic fuel produced at cost plus $1 per ton. Production of synthetic fuel from this facility during 1998 was not significant and accordingly, the cost per ton is significantly in excess of the current market value. These costs and the corresponding write-down of this inventory to its market value are included in the cost of coal briquetting operations. The write-down was approximately $1,400,000 during 1998 and $1,548,000 during 1997. Covol expects the excess cost per ton to decrease in 1999 as production volumes increase.

         Research and development costs decreased during 1998 as a result of Covol's continued focus on the commercialization of the synthetic fuel technology and the utilization of certain research and development resources in this endeavor. Covol expects that research and development costs will increase in 1999 as Covol focuses resources on further refinement of its technology relative to the synthetic fuel / coal industry and the application of the technology into other areas.

         Selling, general and administrative expenses increased $1,438,000 or 48% to $4,436,000 during 1998 from $2,998,000 for 1997. Approximately $500,000 of this increase related to a substantial increase in travel and related costs as Covol's employees spent a significantly greater amount of time at Covol and licensee-owned facilities. Covol believes that travel and related expenses will decrease during 1999, but will continue to run at levels higher than 1997 due to the ongoing activities that will be required at the 24 synthetic fuel facilities utilizing Covol's patented technology. The balance of the increase in expenses relates to approximately $250,000 of commissions incurred in connection with the placement of synthetic fuel license agreements, $175,000 in increased professional fees and a $500,000 increase in payroll and related costs, resulting from additional employees hired.

         Compensation expense on stock options, stock warrants, or issuance of common stock decreased $1,119,000 or 54% to $939,000 for 1998 from $2,058,000 for 1997. This decrease is attributable to a change in policy to only grant stock options at strike prices that are not "in-the-money", for the purpose of providing an incentive to the recipient of the options to create shareholder value. The majority of the 1998 expense relates to options granted in prior years that vest over several years and the compensation value that is being recognized as an expense over the vesting period.

         In 1998, Covol sold the facility owned by Alabama Synfuel #1 Ltd. for $6,500,000, in exchange for a note receivable due February 2003. A loss of
$218,000 was incurred from the sale of this facility. In 1997, Utah Synfuel #1 sold its facility to Coaltech for $3,500,000, evidenced by a promissory note payable in 44 quarterly installments of $130,000 starting March 31, 1997. The actual cost to construct the Utah Synfuel #1 facility was $4,082,000. Accordingly, a loss was incurred from the sale of the Utah Synfuel #1 facility in the amount of $582,000.

         During 1996, Covol sold certain construction companies and received as consideration a $5,000,000 note receivable ("Note") with interest at 6% payable over five years. It was determined that the Note should be discounted to an appropriate market rate and accordingly, the Note was discounted at 10.25% resulting in a discount of $1,281,000. The Note is collateralized by stock and stock options of Covol and is reflected in the balance sheet at the underlying value of the collateral. Accordingly, the Note is "marked to market" each quarter based upon the market value of Covol's common stock. This adjustment resulted in income of $19,000 being recognized during 1998, compared to an expense of $60,000 recognized during 1997. The Note is guaranteed by the buyer of the construction companies and there has been no event of default or past due payment on the Note. Covol is scheduled to receive a $515,000 payment on the
Note in January 1999. Covol does not accrue interest on this Note and as of September 30, 1998 the Note has a carrying value of $1,609,000 in Covol's balance sheet.

         Other Income and Expense. During 1998, Covol had net other expenses of $1,375,000 compared to $141,000 for 1997. This increase of $1,234,000 relates primarily to an increase of $487,000 in net interest expense and a decrease of $853,000 in minority interest in the net losses of consolidated subsidiaries (Utah Synfuel #1 and Alabama Synfuel #1). Interest expense in 1999 is expected to decrease after the repayment of debt related to facilities held for sale. During September 1998, Covol offered the limited partners of Utah Synfuel #1 and Alabama Synfuel #1 an exchange of their limited partnership interests for common stock of Covol. These exchanges, most of which were accounted for in September 1998, were substantially completed in November 1998, at which time Utah Synfuel #1 became a wholly-owned subsidiary of Covol and Alabama Synfuel #1 became a 98%-owned subsidiary of Covol. Covol believes the combined operations of these partnerships will result in operating losses in the near-term future which will be included in Covol's statement of operations.

         Loss from Continuing Operations. For 1998, the loss from continuing operations decreased by $7,009,000 from $10,995,000 for 1997 to $3,986,000. The decrease is primarily due to the significant increase in total revenues, which was partially offset by increased operating costs and other expenses as discussed previously. Covol did not recognize any income tax benefit in 1998 or 1997 since the realization of its deferred tax assets, consisting primarily of net operating loss carryforwards, depends on generation of future taxable income.

Year Ended September 30, 1997 Compared to Year Ended September 30, 1996

         The information set forth below compares Covol's operating results for 1997 with its operating results for 1996.

Continuing Operations

         Revenues. For 1997, total revenues decreased by $44,000 to $251,000 from $295,000 for 1996. There were no license fees recognized in 1997 as compared to $100,000 recognized in 1996. Covol received payment for related party license fees in fiscal 1997 which were attributable to a one-time advance license fee paid by Coaltech, a partnership for which Covol serves as the general partner, upon the sale of the Utah Synfuel #1 facility. Covol also received a $250,000 payment in fiscal 1997 of a one-time advance license fee from Birmingham Syn Fuel, L.L.C. upon the issuance of a private letter ruling to Birmingham Syn Fuel by the Internal Revenue Service. Because Covol is obligated to render future services to Coaltech and Birmingham Syn Fuel, the advance license fees are recorded as deferred revenue and will be recognized as income in future periods when its obligations are met. Net proceeds from the sale of briquettes decreased in 1997 by $153,000 to $42,000 from $195,000 in 1996.
Notwithstanding the Utah Synfuel #1 facility having been placed in service in early 1997, its production and sales of synthetic fuel were significantly curtailed due to the lack of adequate quality feed stock for production. Covol did produce approximately 18,000 tons of synthetic fuel during 1997; however, due to high levels of ash in the feedstock and hence in the end product, the synthetic fuel was difficult to market. Covol received revenues from binder sales in the amount of $209,000 in 1997. No sales of binder were made in 1996.

         Operating Costs and Expenses. Operating costs and expenses increased $532,000 to $11,105,000 for 1997 from $10,573,000 for 1996. Operating costs and expenses attributable to briquetting operations increased $3,943,000 to $4,803,000 for 1997 from $860,000 for 1996. On or before December 31, 1996,
Covol entered into several contracts to construct synthetic fuel facilities. In order for the contracts to be binding for purposes of qualification for Section 29 treatment, Covol agreed to pay a penalty of 6% of the expected contract price for the facilities if Covol did not proceed with construction. As of September 30, 1997, there were several contracts that were not expected to be completed by June 30, 1998. Accordingly, Covol recorded the liability for the penalty for these facilities in 1997 in the amount of $1,477,000. Covol also incurred costs of $1,548,000 which were attributable to the start-up and operation of the Utah Synfuel #1 facility for Coaltech, a partnership for which Covol is the general partner. When Utah Synfuel #1 and Covol sold the Utah Synfuel #1 facility to Coaltech, Utah Synfuel #1 entered into an agreement to purchase synthetic fuel produced at the Utah Synfuel #1 facility for costs incurred plus $1 per ton. The Utah Synfuel #1 facility incurred significant costs for coal fines, labor, binder materials, repairs and maintenance, equipment rental and other costs to work through various operational issues. These costs are included in the synthetic fuel purchase commitment and therefore are included in the cost of coal briquetting operations. The remaining costs for briquetting operations in 1997 were more than in 1996 due to material and labor costs for the continuing refinement and implementation of the briquetting process and is reflective of the phase of commercialization and operation Covol was in for 1997 as compared to 1996.

         Research and development costs decreased $380,000 or 36% during 1997 from $1,044,000 for 1996. This decrease is due to Covol's focus of resources and efforts on the commercialization of its synthetic fuel technology through: the construction and start-up of its first full scale briquetting facilities, the Utah and Birmingport plants; the licensing of the Briquetting Technology to other licensees; and the development of other projects that will utilize the Briquetting Technology in the manufacture of synthetic fuels. The majority of the 1997 costs were principally attributable to research and development efforts related to Covol's synthetic fuels technology.

         Selling, general and administrative expense decreased $798,000 or 21% to $2,998,000 for 1997 from $3,796,000 for 1996. The decrease related principally to reductions in costs for administrative labor, outside professional services and travel expenses. The reduction in these expenses is due to Covol's use of personnel, resources and efforts on the commercialization of the Covol binder technologies.

         Compensation expense on stock options, stock warrants and issuance of common stock decreased $2,815,000 or 58% to $2,058,000 for 1997 from $4,873,000 for 1996. The decrease is attributable to reduction in the use of stock options in compensating employees and consultants of Covol. The reduction is also reflective of a general change in Covol philosophy regarding the strike price for options granted. Generally, fewer stock options granted by Covol have been "in-the-money", thus serving as an incentive to the recipient of the options to add value to Covol.

         In 1997, Utah Synfuel #1 sold its facility to Coaltech for $3,500,000, evidenced by a promissory note payable in 44 quarterly installments of $130,000 starting March 31, 1997. The actual cost of Utah Synfuel #1 to construct the facility was $4,082,000. Accordingly, a loss was incurred from the sale of the Utah Synfuel #1 facility in the amount of $582,000.

         Other Income and Expense. In 1996, Covol had net other expense of $2,654,000 and in 1997 had net other expense of $141,000 for a net decrease in other expense of $2,513,000. In 1996, Covol was required, under generally accepted accounting principles, to write down the discounted $5,000,000 6% promissory note (the "Note") from the sale of the construction companies to the ascertainable value of the property collateralizing the Note. This accounting treatment resulted in a write-down of $2,700,000 in 1996. The additional write-down in 1997 of $60,000 resulted from the change in the value of the property collateralizing the Note. The Note is guaranteed by the buyer of the construction companies and there has been no event of default or past due payment on the Note. The remaining difference in net other expense is made up principally of interest expense of $1,645,000, of which $1,438,000 was booked as a result of the transaction Covol entered into with PacifiCorp with respect to the $5,000,000 convertible debt instrument (see discussion below). This expense is partially offset by the net change in the addback for minority interest in net losses of consolidated subsidiaries of $1,241,000 ($4,000 in 1996 compared to $1,245,000 in 1997). The increase is attributable to the minority interest in the loss incurred by Utah Synfuel #1 in 1997. The current period represents the first full year of operations of Utah Synfuel #1. Utah Synfuel #1 incurred losses in 1997 due to: the sale of the Utah Synfuel #1 facility at an amount less than its cost (after adjustment for the installation of the new dryer), start-up costs for the facility, expense incurred for license fees, and the obligation to purchase synthetic fuels produced at a price equal to cost plus $1 per ton.

         In July 1996, Covol negotiated with PacifiCorp the general terms of the sale of the Birmingport facility, including an arrangement for convertible debt in the amount of up to $5,000,000 to fund working capital and construction costs needed to complete the Birmingport facility. At the time of these negotiations, Covol agreed to a conversion price of $7 per share, the trading price of Covol's stock at the time the deal was initially negotiated. The actual documents completing this agreement were not finalized until March 20, 1997, at which time the bid price of the common stock of Covol was approximately $9 per share. Notwithstanding the fact that at the time Covol initially negotiated the conversion price there was no discount, because there was a discount as of the date the documents for the transaction were completed and signed, Covol was required to reflect as interest expense the deemed discounted value, the difference at the date of issue of the convertible debt security between the conversion price and the fair market value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. The expense did not require an actual cash payment nor did it impact the net equity of Covol. This accounting treatment is consistent with guidance issued by the Securities and Exchange Commission and with guidance issued as of March 13, 1997 by the Emerging Issues Task Force of the AICPA (Statement EITF D-60: Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature).

         Loss from Continuing Operations. For 1997, Covol had a net decrease of $1,960,000 in loss from continuing operations. The decrease is principally due to: reductions in research and development costs and selling, general and administrative costs; reductions in expenses for compensation expense from stock options, stock warrants and issuance of common stock; and reduction in the write-down of notes receivable. These reductions were partially offset by: increases in costs for briquetting operations, including losses attributable to the Utah Synfuel #1 facility and penalties for failure to proceed with construction contracts; loss from the sale of the Utah Synfuel #1 facility, and interest expense booked on the PacifiCorp convertible debt. Covol did not recognize any income tax benefit in 1997 or 1996 related to net operating loss carryforwards since the realization of the deferred tax assets depends on generation of future taxable income.

Discontinued Operations

         For 1996, Covol incurred losses from discontinued operations in the total amount of $881,000. No additional losses were recorded from discontinued operations in subsequent years.

Liquidity and Capital Resources

         Liquidity. During 1998, Covol and its licensees completed the construction of and began operations at 24 synthetic fuel facilities. Covol currently owns four facilities which it constructed that are either under option to purchase or are being offered for sale. Covol anticipates sale of these facilities during the year ending September 30, 1999. The majority of the funds received from sale of these facilities will be used to retire debt that was incurred principally in connection with the construction and operation of these facilities and activities relative to the completion of the other synthetic fuel facilities. Net cash used in operating activities increased by $840,000 to $5,042,000 during 1998 from $4,202,000 during 1997. Covol was able to fund its operating activities, including the continued refinement and commercialization of it patented briquetting technology, through the incurrence of debt and the issuance of convertible preferred stock, common stock and related common stock warrants.

         Capital Resources. During 1998, Covol used net cash in its investing activities totaling $38,388,000 compared to $7,181,000 for 1997. These uses consisted principally of purchases of property, plant and equipment, a major portion of which related to the four facilities currently held for sale. During 1998, proceeds from the issuance of notes payable and convertible debentures totaled $35,454,000 and issuance of common stock totaled $3,257,000. Covol believes that funds required for investing activities will be significantly less during 1999 because the construction of facilities that produce synthetic fuel that qualifies for federal income tax credits under Section 29 of the IRC were completed during 1998.

         Covol anticipates that earned license fees or royalties from the production and sale of synthetic fuel will continue to increase during 1999. Covol believes that most of the synthetic fuel facilities will reach production levels approaching capacity by the end of 1999. As production levels increase, sales of the binder materials by Covol to its licensees are expected to increase proportionately. Covol also anticipates receiving the final amounts of advance license fees totaling approximately $4,000,000 during 1999. While funds received by Covol from these activities are not expected to be sufficient to cover Covol's operating costs and expenses until the third quarter of 1999, Covol does expect that these operating activities will be producing significant operating cash flow by the end of 1999.

         To provide funding for Covol's operations and debt repayment requirements during early 1999, Covol will utilize proceeds from the issuance of debt and equity securities and excess proceeds from the sale of facilities. During November 1998, Covol issued common stock and common stock warrants for total proceeds of approximately $3,500,000 and incurred debt totaling $400,000. Covol has received term sheets for the sale of up to $10,000,000 of convertible preferred stock. This financing is expected to close in January 1999. Covol has received correspondence from the lender holding notes payable due March 1999 and June 1999 indicating a willingness to extend the due dates for 90 days if so requested by the Company. If such a request is made, Covol has agreed to issue warrants for the purchase of common stock to the lender as consideration for the extension. Covol believes the funds raised in this financing will be sufficient to fund Covol's operations and debt repayment requirements until its operating activities begin producing positive cash flow.

Forward Looking Statements

         Statements in this Item 7 regarding Covol's expectations as to the financing, development and construction of facilities utilizing Covol's binder technologies, the receipt of licensing and royalty fees, revenues, the receipt of operation and maintenance fees, the receipt of fees for sale of binder materials, and other information presented herein that are not purely historical by nature, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Covol believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting Covol's industry or the coal industry or the economy generally, factors which could cause actual results to differ from expectations set forth in the above-identified forward looking statements include in part, the following:

o the ability of licensees to produce and sell synthetic fuel at or near the rated capacity of the synthetic fuel facilities;
o ability to obtain needed additional capital on terms acceptable to Covol;
o changes in governmental regulation or failure to comply with existing regulation which may result in operational shutdowns of its facilities; and
o        the availability of tax credits under Section 29 of the tax code.

         See "ITEM 1. BUSINESS--Forward Looking Statements" for a description of additional factors which could cause actual results to differ from expectations.

Year 2000 Issues

         The year 2000 issue results from computer programs and electronic circuitry that do not differentiate between the year 1900 and year 2000 because they are written using two-digit rather than four-digit dates to define the applicable year. Many computer applications and date-sensitive devices could fail or produce erroneous results when processing data after December 31, 1999.

         Covol does not have any computer applications that it believes are mission critical to the operation of synthetic fuel facilities that it operates. While Covol has not formally verified Year 2000 compliance with licensees that utilize Covol's technology in their synthetic fuel facilities, it is believed that the computer applications used in the operations of these facilities are not mission critical. Accordingly, it is believed that Year 2000 issues will not be significant to these computer applications and accordingly, upgrading or modifications to these applications to make them Year 2000 compliant will not be significant.

         During 1998 Covol upgraded its network operating system and believes that system is Year 2000 compliant and that any additional upgrading to that system will not be significant. Covol utilizes computer applications in the finance and accounting departments and in the corporate office that utilize a two-digit date that will need to be upgraded in order to be Year 2000 compliant. Covol has contacted the providers of this software and they have indicated that Year 2000 compliant software will be available in early 1999. Covol believes the cost to purchase this upgraded software and to convert the applicable applications to this new software will be less than $50,000. Covol anticipates that this conversion will be completed by June 30, 1999. The costs incurred during 1998 to upgrade the network operating systems was approximately $25,000 and is included in selling, general and administrative expenses.

Impact of Inflation

         During 1998, cost increases to Covol were not materially impacted by inflation.

Other Items

         Covol has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of Covol. Based on that review, Covol believes that none of these pronouncements will have any significant effects on current or future financial position or results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There are no changes in or disagreements with Accountants on accounting or financial statement disclosure.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information to be set forth under the caption "Item 1: Election of Directors" in Covol's Proxy Statement dated on or about January 25, 1999, for the Annual Meeting of Shareholders to be held on or about March 18, 1999 (the "Proxy Statement"), and the information to be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement are incorporated herein by reference. The information set forth under "Executive Officers of Covol" in Part I hereof is also incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

         The   information  to  be  set  forth  under  the  caption   "Executive
Compensation" in the Proxy Statement is incorporated herein by reference; provided, however, that Covol specifically excludes from such incorporation by reference any information set forth under the captions "Compensation Committee Report on Executive Compensation" and "Stock Price Performance Graph" in the Proxy Statement.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Security ownership of certain beneficial owners and management to be set forth under the caption "Security Ownership of Directors, Nominees and Principal Stockholders" in the Proxy Statement is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information to be set forth under the caption "Transaction with Related Parties" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.          EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

(a)      1.       Financial Statements


Consolidated Financial Statements of Covol Technologies, Inc.

Report of Independent Accountants......................................    F-1

Consolidated Balance Sheets as of September 30, 1998 and 1997..........    F-2

Consolidated Statements of Operations
         for the years ended September 30, 1998, 1997 and 1996.........    F-4

Consolidated Statements of Changes in Stockholders' Equity
         for the years ended September 30, 1998, 1997 and 1996.........    F-5

Consolidated Statements of Cash Flows
         for the years ended September 30, 1998, 1997 and 1996.........    F-9

Notes to Consolidated Financial Statements.............................   F-11

         2.       Financial Statement Schedules

         All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         3.       Listing of Exhibits

         Certain other instruments which would otherwise be required to be listed below have not been so listed because such instruments do not authorize securities in an amount which exceeds 10% of the total assets of Covol and its subsidiaries on a consolidated basis and Covol agrees to furnish a copy of any such instrument to the Commission upon request.

         There is included a Restated Financial Data Schedule for the years ended September 30, 1997 and 1996.

Exhibit No.                      Description                            Location

2.1              Agreement and Plan of Reorganization, dated July 1,      (1)
                 1993 between Covol and the
                 Stockholders of R1001

2.2              Agreement and Plan of Merger dated August 14,
                 1995 between Covol and Covol                             (1)
                 Technologies, Inc., a Delaware corporation

2.3              Stock Purchase Agreement, dated July 1, 1993,            (1)
                 among Covol, Lloyd C. McEwan, Michael McEwan,
                 Dale F. Minnig and Ted C. Strong regarding the purchase of Industrial Management & Engineering,
                 Inc. and Central Industrial Construction, Inc.

2.4              Stock Sale Transaction Documentation, effective          (1)
                 as of September 30, 1994, between Covol and Farrell F. Larson regarding Larson Limestone
                 Company, Inc.

2.5              Stock Purchase Agreement dated February 1, 1996          (1)
                 by and among Covol, Michael McEwan and Gerald
                 Larson regarding the sale of State, Inc., Industrial Engineering & Management, Inc.,
                 Central Industrial Construction, Inc., and
                 Larson Limestone Company, Inc.

2.5.1            Amendment to Share Purchase Agreement regarding          (1)
                 the sale of the Construction  Companies

2.5.2            Amendment No. 2 to Share Purchase Agreement              (2)
                 regarding the sale of the Construction Companies

3.1              Certificate of Incorporation of Covol                    (1)

3.1.1            Certificate of Amendment of the Certificate of           (1)
                 Incorporation of Covol dated January 22, 1996

3.1.2            Certificate of Amendment of the Certificate of           (6)
                 Incorporation dated June 25, 1997

3.1.3            Certificate of Designation, Number, Voting Powers,       (7)
                 Preferences and Rights of Covol's Series A 6%
                 Convertible Preferred Stock (Originally designated as Exhibit No. 3.1.2)

3.1.4            Certificate of Designation,  Number, Voting Powers,      (8)
                 Preferences and Rights of  Covol's Series B
                 Convertible Preferred Stock (Originally designated as Exhibit No. 3.1.3)

3.2              By-Laws of Covol                                         (1)

3.2.1            Certificate of Amendment to Bylaws of Covol dated
                 January 31, 1996                                         (1)

3.2.2            Certificate of Amendment to the Bylaws dated May         (6)
                 20, 1997 (Originally designated as Exhibit No. 3.2.1)

3.2.3            Certificate of Amendment to the Bylaws dated June 25,    (6)
                 1997 (Originally designated as Exhibit No. 3.2.2)

4.1              Promissory Note between Covol and Mountaineer           (12)
                 Synfuel, L.L.C. dated May 5, 1998 (filed as
                 Exhibit 10.52.2 hereto)

Exhibit No.                       Description                          Location

4.2              Promissory Note dated December 8, 1998 of Covol to       *
                 Mountaineer Synfuel, L.L.C.(filed as Exhibit
                 10.52.4 hereto)

4.3              Security Agreement dated December 8, 1998 between        *
                 Mountaineer Synfuel, L.L.C. and Covol (filed as
                 Exhibit 10.52.5 hereto)

9.1              Special Powers of Attorney Coupled With an Interest     (1)
                 dated February 1, 1996 between Covol, Gerald Larson and Michael McEwan

10.1             License Agreement, dated June 30, 1995, between         (1)
                 Covol and Greystone Environmental Technologies, relating to the Greystone Joint Venture

10.1.1           First Amendment dated January 3, 1996 to the            (1)
                 License Agreement dated June 30, 1995 between
                 Covol and Greystone Environment Technologies

10.2             Briquetting Services Agreement, dated May 5, 1995,      (1)
                 between Geneva Steel Company and Covol

10.2.1           Amended and Restated Briquetting Service                (3)
                 Agreement, dated May 14, 1996, between Covol and Geneva Steel Company

10.3             Lease Agreement, dated May 5, 1995 between              (1)
                 Geneva Steel Company, as landlord, and Covol, as tenant

10.3.1           First Amendment to Lease Agreement, dated May           (3)
                 14, 1996 between Geneva Steel Company, as landlord, and Covol, as tenant

10.4             Master Equipment Lease Agreement, dated May             (1)
                 4, 1995, between Keycorp Leasing Ltd. and Covol

10.5             1995 Stock Option Plan                                  (1)

10.5.1           First Amendment to the 1995 Stock Option Plan           (1)

10.6             Employment Agreement, dated January 1, 1992, with       (1)
                 Kenneth M. Young

10.7             Employment Agreement, dated July 1, 1992, with          (1)
                 Russell Madsen

10.8             Lease Agreement, dated May 31, 1994, between            (1)
                 Covol and Byrleen Hanson regarding Carbon
                 County, Utah

10.9             Standard Form of Agreement between Owner and            (1)
                 Design Builder dated December 28, 1995 between
                 Covol and Lockwood Greene Engineers, Inc.

10.9.1           Notice to Proceed from Covol to Lockwood Greene         (1)
                 Engineers, Inc. dated January 14, 1996

10.9.2           Letter Agreement with Lockwood Greene Engineers,        (1)
                 Inc. to extend notice dates.

10.9.3           Letter dated July 26, 1996 from Lockwood Greene         (3)
                 Engineers, Inc. and the Memorandum of Understanding between Covol Technology, Inc. and Lockwood
                 Greene Engineers, Inc. dated August 28, 1996

Exhibit No.                    Description                            Location

10.9.4           Amendment to Standard Form of Agreement between         (3)
                 Owner and Design/Builder dated December 28, 1995, dated September 16, 1996, between Covol and
                 Lockwood Greene Engineers, Inc.

10.10            Engagement Letter dated December 18, 1995 by and        (1)
                 between Covol and Smith Barney

10.10.1          Termination Letter, dated July 8, 1996, from            (3)
                 Smith Barney

10.11            Letter of Understanding dated January 30, 1996          (1)
                 between Covol and CoBon Energy, LLC

10.11.1          Modification of Letter of Understanding dated           (3)
                 August 20, 1996 between Covol and CoBon Energy, LLC

10.11.2          License Agreement dated September 10, 1996, between     (3)
                 Covol and CoBon Energy, LLC

10.11.3**        Project Development Agreement, dated December 30,       (9)
                 1996, between Covol and CoBon Energy LLC

10.11.4**        Modification of Project Development Agreement,          (9)
                 dated December 31, 1996, between Covol and CoBon
                 Energy, LLC

10.12            [Intentionally Omitted]

10.13            Promissory Note dated February 15, 1996 in favor        (1)
                 of Covol from Michael McEwan and Gerald Larson

10.14            [Intentionally Omitted]

10.15            Agreement between Alabama Power Company and             (3)
                 Covol for the Sale and Purchase of Coal, dated
                 April 16, 1996, between Covol and the Alabama
                 Power Company

10.16            Employment Agreement, dated June 1, 1996 with           (3)
                 Brent M. Cook

10.16.1          Stock Option Agreement dated June 1, 1996 with          (3)
                 Brent M. Cook

10.18            Letter dated July 19, 1996 from Covol canceling         (3)
                 the Site Identification Agreement

10.19            Term Sheet, dated August 22, 1996, from Covol           (3)
                 common stock to Byrleen Hanson regarding purchase of Price, Utah office building


10.20            Primary Agreement, dated November 6, 1996, between      (3)
                 Covol and Savage Industries Inc.

10.20.1          Mojave Agreement, dated November 6, 1996, between       (3)
                 Covol and Savage Industries Inc.

10.21            Release to all claims, dated September 13, 1996,        (3)
                 executed by Maynard Moe

Exhibit No.                       Description                          Location

10.22            Letter of Understanding, dated September 13, 1996,      (3)
                 between Covol and E.J. Hodder & Associates, Inc.
                 regarding the sale of the Port Hodder facility to Covol

10.23            Sublease, dated September 9, 1996, between Covol        (3)
                 and Parker Towing Company, Inc. regarding the lease of approximately 16 acres located in Tuscaloosa County, Alabama

10.24            Supply Agreement, dated September 11, 1996,             (3)
                 among Covol, K-Lee Processing, Inc. and Concord
                 Coal Recovery Limited Partnership

10.25            PacifiCorp Financial Services, Inc. Letter of           (3)
                 Intent (Covol Technologies) dated September 12, 1996

10.26            Exclusive Financial Advisor Agreement, dated            (3)
                 September 16, 1996, between Covol and Coalco
                 Corporation

10.27            Settlement Agreement, dated September 17, 1996,         (3)
                 among   Covol,   Environmental   Technologies   Group
                 International, Inc., Larson Limestone Company, Inc., Michael M. Midgley, Mark Hardman, Kenneth M. Young,
                 Irene Larson, Farrell Larson, Gary Burningham and Burningham Enterprises, Inc.

10.28            Debenture Agreement and Security Agreement, dated       (3)
                 December 20, 1996,  between AJG  Financial  Services,
                 Inc. and Covol

10.29            Arthur J. Gallagher & Co. Letter of Intent, dated       (3)
                 November 13, 1996

10.30            Lease Agreement, dated December 12, 1996, between       (3)
                 Covol and UPC, Inc. regarding Price City, Utah property

10.31            1996 Standard Form of Agreement between Owner and       (3)
                 Design/Contractor

10.32            Form of Limited Partnership Agreements for Alabama      (3)
                 Synfuel #1, Ltd.  ("AS #1") and Utah Synfuel #1, Ltd.
                 ("US #1")

10.33            Utah Project Purchase Agreement, dated as of            (4)
                 March 7, 1997, by and among Covol, US #1, a Delaware limited partnership, and Coaltech No. 1, L.P., a Delaware limited partnership ("Coaltech")

10.34            License and Binder Purchase Agreement, dated as of      (4)
                 March 7, 1997, by and among Covol, US #1 and Coaltech

10.35            Operation and Maintenance Agreement, dated as of        (4)
                 March 7, 1997, by and between Covol and Coaltech

10.36            Purchase and Supply Agreement, dated as of March        (4)
                 7, 1997, by and among Covol, US #1 and Coaltech

10.37            Abandonment Option Agreement, dated as of March 7,      (4)
                 1997, by and among Covol and the limited partners of Coaltech

10.38            Convertible Loan and Security Agreement, dated as       (5)
                 of  March  20,  1997,   by  and  between   Covol  and
                 PacifiCorp Financial Services, Inc. ("PacifiCorp")

Exhibit No.                    Description                             Location

10.38.1          Amendment to Convertible Loan and Security              (9)
                 Agreement, dated December 12, 1997 by and between Covol and PacifiCorp

10.39            Alabama Project Purchase Agreement ("Alabama            (5)
                 Agreement") dated as of March 20, 1997, by and among Covol, AS #1 and Birmingham Syn Fuel, L.L.C.

10.39.1          Letter Amendment, dated June 27, 1997, to               (9)
                 Alabama Agreement.

10.39.2 **       Letter Amendment, dated July 7, 1997, to                (9)
                 Alabama Agreement.

10.39.3          Letter Amendment, dated August 28, 1997, to             (9)
                 Alabama Agreement.

10.39.4          Letter Amendment, dated December 12, 1997, to           (9)
                 Alabama Agreement.

10.39.5 **       Amended and Restated License Agreement, and Binder      (9)
                 Purchase dated December 12, 1997, by and among Covol,
                 AS #1 and Birmingham Syn Fuel.

10.39.6**        Letter Amendment dated February 20, 1998, to the       (10)
                 Alabama Project Purchase  Agreement dated as of March
                 20, 1997, by and among Covol,  AS #1, and  Birmingham
                 Syn Fuel.

10.39.7          Call Option Agreement date February 20, 1998,          (10)
                 between Birmingham Syn Fuel and Covol.

10.39.8**        Letter Amendment dated February 20, 1998, to the       (10)
                 Amended  and  Restated  License  and Binder  Purchase
                 Agreement dated as of December 12, 1997, by and among Covol. AS #1 and Birmingham Syn Fuel.

10.39.9**        Non-negotiable Promissory Note dated February 20,      (10)
                 1998, in favor of AS #1,  executed by Birmingham  Syn
                 Fuel as debtor.

10.39.10         Security Agreement dated February 20, 1998, by and     (10)
                 among Covol, AS #1 and Birmingham Syn Fuel.

10.40            Conditional Option Agreement, dated as of March 20,     (5)
                 1997, by and among Birmingham Syn Fuel I, Inc., Birmingham Syn Fuel II, Inc., PacifiCorp, AS #1 and
                 Covol

10.41            Registration Rights Agreement, dated as of March 20,    (5)
                 1997, by and between Covol and PacifiCorp

10.42**          Amended and Restated Agreement Concerning               (9)
                 Additional Facilities, dated December 12, 1997, by and between PacifiCorp., Birmingham Syn Fuel, LLC and
                 Covol

10.43            Lease Agreement between Industrial Management           (9)
                 Engineering, Inc. and Covol

10.44            Employment Agreement, dated January 1, 1997             (9)
                 with Stanley M. Kimball

10.45**          License and Binder Purchase Agreement, dated            (9)
                 December 14, 1997, between Appalachian Synfuel, LLC and Covol

Exhibit No.                  Description                               Location
10.46**          Financing Agreement, dated November 14, 1997,           (9)
                 between Covol and CoBon Energy, L.L.C.

10.47**          License Agreement, dated as of August 5, 1997,          (9)
                 by and between Pelletco Corporation and Covol

10.48**          Preparation Plant and Find Ponds Lease                  (9)
                 (Wellington, Utah), dated February 21, 1997, between Earthco and Covol

10.49**          Agreement Concerning Additional Facilities,             (9)
                 dated  December  27,  1996,   between  AJG  Financial
                 Services, Inc. and Covol

10.50**          Form of Agreement for Technology Licensing of           (9)
                 Facilitation,  dated  December 31,  1996,  between PC
                 West Virginia Synthetic Fuel #1, LLC and Covol

10.50.1**        Form of Amended and Restated License and Binder        (11)
                 Purchase Agreement dated February 3, 1998, between PC
                 Virginia   Synthetic   Fuel  #1,  PC  West   Virginia
                 synthetic Fuel #2, PC West Virginia Synthetic Fuel #3 and Covol.

10.50.2**        Loan Agreement between C.C. Pace Capital, L.L.C. and   (11)
                 Carbon  Resources,  Inc.  and Covol  dated  April 21,
                 1998.

10.50.3          Security Agreement between C.C. Pace Capital, L.L.C.   (11)
                 and Carbon Resources,  Inc. and Covol dated April 21,
                 1998.

10.51            Employment Agreement, dated March 20, 1997 with         (9)
                 Max E. Sorenson

10.52**          Technology License and Binder Purchase Agreement       (12)
                 between Mountaineer Synfuel, L.L.C., Licensee, and Covol, Licensor

10.52.1 Asset Purchase Agreement between Mountaineer Synfuel, (12) L.L.C. as Purchase and Covol as Seller dated May 5,
                 1998

10.52.2          Promissory Note between Covol and Mountaineer          (12)
                 Synfuel, L.L.C. dated May 5, 1998

10.52.3          Deed of Ground Lease between Upshur Property,          (12)
                 Inc. and Covol dated May 5, 1998

10.52.4          Promissory Note dated December 8, 1998 of Covol         *
                 Technologies, Inc. to Mountaineer Synfuel, L.L.C.

10.52.5          Security Agreement dated December 8, 1998 between       *
                 Mountaineer  Synfuel,  L.L.C. and Covol Technologies,
                 Inc.

10.52.6          Leasehold Credit Line Deed of Trust and Security        *
                 Agreement   dated   December   8,   1998   by   Covol
                 Technologies, Inc. for Mountaineer Synfuel, L.L.C. as Beneficiary.

10.52.7          Amendment No. 1 to Deed of Ground Lease dated           *
                 December 8, 1998 between Upshur Property, Inc. and Covol Technologies, Inc.

10.53.1          Debenture  Agreement and Security Agreement             *
                 dated as of January 9, 1998, between Covol and AJG Financial Services, Inc.

Exhibit No.                   Description                              Location

10.53.2          Debenture dated as of January 9, 1998 between           *
                 Covol and AJG Financial Services, Inc.

10.53.3          Warrant A dated as of January 9, 1998, issued by        *
                 Covol in favor of AJG Financial Services, Inc.

10.53.4          Warrant B dated as of January 9, 1998, issued by        *
                 Covol in favor of AJG Financial Services, Inc.

10.53.5          Registration Rights Agreement dated as of January       *
                 9, 1998,  between Covol and AJG  Financial  Services,
                 Inc.

10.54            Employment Agreement effective May 1, 1998 with         *
                 Steven G. Stewart

10.55            Employment Agreement effective August 1, 1997           *
                 with Dee J. Priano

16.1             Letter to Securities and Exchange Commission,          (1)
                 dated March 24, 1995, from Jones, Jensen & Orton & Company, certified public accountants

21.1             List of Subsidiaries of Covol                           *

23.1             Consent of PricewaterhouseCoopers LLP                   *

27.1             Financial Data Schedule for the fiscal year
                 ended September 30, 1998                                *

27.2             Restated Financial Data Schedule for the fiscal         *
                 years ended September 30, 1997 and 1996

------------------------

*        Filed herewith.

** Confidential treatment has been granted to certain portions of this exhibit, which portions have been deleted and filed separately with the Securities and Exchange Commission.

Unless another exhibit number is indicated as the exhibit number for the exhibit as "originally filed," the exhibit number in the filing in which any exhibit was originally filed and to which reference is made hereby is the same as the exhibit number assigned herein to the exhibit.

(1) Incorporated by reference to the indicated exhibit filed with Covol's Registration Statement on Form 10, filed February 26, 1996.

(2) Incorporated by reference to the indicated exhibit filed with Covol's Registration Statement on Form 10/A, Amendment No. 2, dated April 24, 1996.

(3) Incorporated by reference to the indicated exhibit filed with Covol's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

(4) Incorporated by reference to the indicated exhibit filed with Covol's Current Report on Form 8-K, dated March 10, 1997.

(5) Incorporated by reference to the indicated exhibit filed with Covol's Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 1997.

(6) Incorporated by reference to the indicated exhibit filed with Covol's Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 1997.

(7) Incorporated by reference to the indicated exhibit filed with Covol's Current Report on Form 8-K, dated August 19, 1997.

(8) Incorporated by reference to the indicated exhibit filed with Covol's Current Report on Form 8-K, for event dated September 18, 1997, filed October 28, 1997.

(9) Incorporated by reference to the indicated exhibit filed with Covol's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

(10) Incorporated by reference to the indicated exhibit filed with Covol's Current Report on Form 8-K, for event dated March 3, 1998, filed March 23, 1998.

(11) Incorporated by reference to the indicated exhibit filed with Covol's Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 1998.

(12) Incorporated by reference to the indicated exhibit filed with Covol's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1998.

Exhibits

         The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14 (a) (3) above.

Financial Statement Schedules

         The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14 (a) (2) above.

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


                               COVOL TECHNOLOGIES, INC.


                               By:/s/ Brent M. Cook
                                  Brent M. Cook,
                                  Chief Executive Officer and Principal
                                  Executive Officer


                               By:/s/ Steven G. Stewart
                                  Steven G. Stewart, Principal Financial Officer

                               Date: January 13, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   SIGNATURE                      TITLE                              DATE

/s/ Brent M. Cook            Chief Executive Officer           January 13, 1999
-----------------------  Principal Executive Officer) and
Brent M. Cook                       Director

/s/ Steven G. Stewart   Chief Financial Officer (principal     January 13, 1999
-----------------------      Financial and Accounting
Steven G. Stewart                    Officer)

/s/ Stanley M. Kimball        President and Director           January 13, 1999
-------------------------
Stanley M. Kimball

/s/ DeLance W. Squire                Director                  January 13, 1999
-------------------------
DeLance W. Squire

/s/ James A. Herickhoff              Director                  January 13, 1999
-------------------------
James A. Herickhoff

/s/ Raymond J. Weller                Director                  January 13, 1999
-------------------------
Raymond J. Weller

/s/ John P. Hill, Jr.                Director                  January 13, 1999
-------------------------
John P. Hill, Jr.

                        Report of Independent Accountants


To the Board of Directors
Covol Technologies, Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, and cash flows present fairly, in all material respects, the consolidated financial position of Covol Technologies, Inc. and Subsidiaries (the "Company") as of September 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years ended September 30, 1998, 1997 and 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICEWATERHOUSECOOPERS LLP


Salt Lake City, Utah
December 22, 1998






                                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEETS


                                                                                         As of September 30,
(thousands of dollars)                                                                  1998            1997
----------------------------------------------------------------------------------- -------------- ----------------

ASSETS

Current assets:
     Cash and cash equivalents                                                              $ 727           $4,780
     Receivables                                                                            2,879               13
     Receivable - stock subscriptions                                                         ---              577
     Due from related party                                                                 1,012              509
     Inventories                                                                            1,645            1,819
     Advances on inventories                                                                2,522            1,087
     Notes receivable - related parties, current                                              229              276
     Facilities held for sale                                                              28,405            8,155
     Prepaid expenses and other current assets                                                682               52
                                                                                    -------------- ----------------
            Total current assets                                                           38,101           17,268
                                                                                    -------------- ----------------

Property, plant and equipment, net of accumulated depreciation                             14,902            5,464
                                                                                    -------------- ----------------

Other assets:
     Restricted investments                                                                   748              ---
     Note and accrued interest receivable, non-current                                      6,986              ---
     Notes receivable - related parties, non-current                                        2,869            3,817
     Investment in licensee facility                                                        1,000              ---
     Intangible assets                                                                      3,118              ---
     Deposits and other assets                                                                185              321
                                                                                    -------------- ----------------
            Total other assets                                                             14,906            4,138
                                                                                    -------------- ----------------

            Total assets                                                                  $67,909          $26,870
                                                                                    ============== ================

                                    continued






                     The accompanying notes are an integral
                  part of the consolidated financial statements




                                     COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEETS, continued

                                                                                          As of September 30,
(thousands of dollars and shares)                                                        1998            1997
------------------------------------------------------------------------------------ -------------- ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                       $3,036           $3,013
     Due to related party                                                                    1,609            1,548
     Accrued liabilities                                                                     2,858            2,500
     Notes payable and convertible debentures, current                                      22,049            5,247
                                                                                     -------------- ----------------
            Total current liabilities                                                       29,552           12,308
                                                                                     -------------- ----------------

Long-term liabilities:
     Notes payable and convertible debentures, non-current                                  13,930            2,900
     Notes payable - related parties, non-current                                              147              489
     Accrued interest payable, non-current                                                     566              204
     Deferred revenues from advance license fees                                             1,400            1,650
     Deferred compensation                                                                     236              224
                                                                                     -------------- ----------------
            Total long-term liabilities                                                     16,279            5,467
                                                                                     -------------- ----------------
            Total liabilities                                                               45,831           17,775
                                                                                     -------------- ----------------

Minority interest in consolidated subsidiaries                                                 507            3,166
                                                                                     -------------- ----------------

Commitments and contingencies

Stockholders' equity:
     Convertible  preferred stock,  $0.001 par value;  authorized 10,000 shares, issued and  outstanding 316 shares at September 30, 1998 and 303 shares at
      September 30, 1997 (aggregate liquidation preference of $5,465
      at September 30, 1998)                                                                     1                1
     Common stock, $0.001 par value; authorized 25,000 shares, issued and outstanding 11,272 shares at September 30, 1998 and 8,627 shares at
      September 30, 1997                                                                        11                9
     Common stock to be issued, 0 shares at September 30, 1998 and 462 shares at
      September 30, 1997                                                                       ---                1
     Capital in excess of par value - preferred                                              5,184            5,094
     Capital in excess of par value - common                                                64,100           41,818
     Capital in excess of par value - common stock to be issued                                ---            3,291
     Accumulated deficit                                                                   (36,177)         (32,191)
     Notes and interest receivable -- related parties, from issuance of, or
    collateralized      by, common stock, net of allowance                                  (7,773)          (7,411)
     Deferred compensation from stock options                                               (3,775)          (4,683)
                                                                                     -------------- ----------------
            Total stockholders' equity                                                      21,571            5,929
                                                                                     -------------- ----------------

            Total liabilities and stockholders' equity                                     $67,909          $26,870
                                                                                     ============== ================

                     The accompanying notes are an integral
                  part of the consolidated financial statements



                                         COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Year ended September 30,
(thousands of dollars and shares, except per-share data)                    1998              1997               1996
--------------------------------------------------------------------- ----------------- ------------------ ------------------
Revenues:
     License fees                                                               $7,942             $  ---             $  100
     Binder and coal fine sales - related party                                  2,543                209                ---
     Binder sales                                                                  994                ---                ---
     Binder plant sales                                                          1,088                ---                ---
     Synthetic fuel sales, net                                                      32                 42                195
     Other                                                                         100                ---                ---
                                                                      ----------------- ------------------ ------------------
               Total revenues                                                   12,699                251                295
                                                                      ----------------- ------------------ ------------------

Operating costs and expenses:
     Cost of coal briquetting operations                                         9,295              4,803                860
     Selling, general and administrative                                         4,436              2,998              3,796
     Research and development                                                      422                664              1,044
     Compensation expense on stock options, stock warrants and
          issuance of common stock                                                 939              2,058              4,873
     Loss on sale of facility                                                      218                582                ---
                                                                      ----------------- ------------------ ------------------
        Total operating costs and expenses                                      15,310             11,105             10,573
                                                                      ----------------- ------------------ ------------------
Operating loss                                                                  (2,611)           (10,854)           (10,278)
                                                                      ----------------- ------------------ ------------------

Other income (expense):
     Interest income                                                               899                286                302
     Interest expense                                                           (2,745)            (1,645)               (94)
     Minority interest in net losses of consolidated subsidiaries                  392              1,245                  4
   Write-up (write-down) of notes receivable - related parties,
        collateralized by common stock                                              19                (60)            (2,700)
     Other                                                                          60                 33               (166)
                                                                      ----------------- ------------------ ------------------
          Total other income (expense)                                          (1,375)              (141)            (2,654)
                                                                      ----------------- ------------------ ------------------
Loss from continuing operations before income taxes                             (3,986)           (10,995)           (12,932)

Income tax provision                                                               ---                ---                (23)
                                                                      ----------------- ------------------ ------------------
Loss from continuing operations                                                 (3,986)           (10,995)           (12,955)
                                                                      ----------------- ------------------ ------------------

Discontinued operations (Note 15):
     Loss from discontinued operations                                             ---                ---               (590)
     Loss on disposal of discontinued operations                                   ---                ---               (291)
                                                                      ----------------- ------------------ ------------------
        Loss from discontinued operations                                          ---                ---               (881)
                                                                      ================= ================== ==================
Net loss                                                                       $(3,986)          $(10,995)          $(13,836)
                                                                      ================= ================== ==================

Basic and diluted net loss per common share:
   Loss per share from continuing operations                                     $(.43)            $(1.38)            $(1.86)
     Loss per share from discontinued operations                                   ---                ---               (.13)
                                                                      ----------------- ------------------ ------------------
Basic and diluted net loss per common share                                      $(.43)            $(1.38)            $(1.99)
                                                                      ================= ================== ==================


                     The accompanying notes are an integral
                  part of the consolidated financial statements




                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                                               Notes and
                                                                                                                interest
                                                                                                               receivable
                                                                                                                -related
                                                                                                                parties,
                                                                                                                  from
                                                                                                                issuance
                     Convertible Preferred Stock        Common Stock        Common Stock to be Issued            of, or    Deferred
                     ---------------------------- ------------------------  -------------------------           collater-   compen-
                                       Capital in                Capital in                Capital in  Accum-    alized     sation
(thousands of                          excess of                 excess of                 excess of   lated  by, common  from stock
dollars and shares)   Shares  Amount  par value Shares  Amount  par value  Shares  Amount  par value  deficit   stock      options
-------------------  -------  ------  --------- ------  ------  ---------  ------  ------  ---------  ------- ---------   ---------
Balances
at
October 1, 1995        ---     $---     $---    5,260     $6     $9,617      119     $1      $582     $(7,360)   $(240)    $(1,422)

Common stock
issued for
services                                          114     ---       769      (50)    ---     (322)

Common stock
issued for
notes receivable
from related
parties,
including
exercise of
stock options                                   1,010      1      6,283                                         (6,284)

Common stock
issued for
cash, including
exercise of
stock options
and warrants                                    1,226      1      7,479      (69)    ---   (260)

Common stock
to be issued
for cash
received                                                                      44     ---    350

Common stock
to be issued
for property
acquired                                                                      60     ---    585

Payment on
notes receivable
- related                                                                                                          171
parties

Issuance of notes
receivable -
related parties,
collateralized
by common stock
(net of $2,700
write-down and
$650 imputed                                                                                                    (1,650)
interest)

Services received
in lieu of
payments on
notes receivable
- related parties                                                                                                  688

Compensation
expense related
to the
issuance of
stock options
at below
market value                                                      3,863
value

Deferred
compensation
related to the
issuance of
stock options
at below market
value to officers,
directors,
employees and
consultants, net of
cancellations                                                     4,668                                                     (4,668)



                     The accompanying notes are an integral
                  part of the consolidated financial statements




                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY, continued
                                                                                                               Notes and
                                                                                                                interest
                                                                                                               receivable
                                                                                                                -related
                                                                                                                parties,
                                                                                                                  from
                                                                                                                issuance
                     Convertible Preferred Stock        Common Stock        Common Stock to be Issued            of, or    Deferred
                     ---------------------------- ------------------------  -------------------------           collater-   compen-
                                       Capital in                Capital in                Capital in  Accum-    alized     sation
(thousands of                          excess of                 excess of                 excess of   lated  by, common  from stock
dollars and shares)   Shares  Amount  par value Shares  Amount  par value  Shares  Amount  par value  deficit   stock      options
-------------------  -------  ------  --------- ------  ------  ---------  ------  ------  ---------  ------- ---------   ---------
Amortization of
deferred
compensation from
stock options                                                                                                                  910

Interest earned
on notes receivable
- related parties                                                                                                 (265)


Compensation
expense related
to the issuance
of stock for
services at below
market value                                                        101


Net loss for
the year ended
September 30, 1996                                                                                    (13,836)
-------------------  -------  ------  --------- ------  ------  ---------  ------  ------  ---------  ------- ---------   ---------

Balances at
September 30, 1996     ---      ---      ---    7,610      8     32,780      104      1       935     (21,196)  (7,580)     (5,180)
-------------------  -------  ------  --------- ------  ------  ---------  ------  ------  ---------  ------- ---------   ---------

Common stock
issued for cash
received in
the prior period                                  104    ---        935     (104)    (1)     (935)

Common stock
issued for cash,
including
exercise of stock
options and warrants                              603      1      2,773

Deferred compensation
related to the
issuance of stock
options at below
market value to
officers, directors
and employees                                                     1,178                                                     (1,178)

Common stock
issued for services                                98    ---        789

Inducement related
to conversion of notes
payable into common stock                                           323

Common stock issued
to repay note payable
- related parties                                  21    ---        136



                     The accompanying notes are an integral
                  part of the consolidated financial statements




                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY, continued
                                                                                                               Notes and
                                                                                                                interest
                                                                                                               receivable
                                                                                                                -related
                                                                                                                parties,
                                                                                                                  from
                                                                                                                issuance
                     Convertible Preferred Stock        Common Stock        Common Stock to be Issued            of, or    Deferred
                     ---------------------------- ------------------------  -------------------------           collater-   compen-
                                       Capital in                Capital in                Capital in  Accum-    alized     sation
(thousands of                          excess of                 excess of                 excess of   lated  by, common  from stock
dollars and shares)   Shares  Amount  par value Shares  Amount  par value  Shares  Amount  par value  deficit   stock      options
-------------------  -------  ------  --------- ------  ------  ---------  ------  ------  ---------  ------- ---------   ---------
Common stock issued
on conversion of note                             141    ---      1,125
payable

Common stock issued
under a subscription                               50    ---        350
agreement for cash
received in
October 1997

Common stock to be
issued for cash
received
in the current
period, including
exercise                                                                     400      1     2,798

Common stock to
be issued for
distribution                                                                  30     --       266
rights

Common stock to
be issued under
subscription
agreements for
cash received                                                                 32    ---       227
in October 1997

Amortization of
deferred
compensation from                                                                                                            1,675
stock options

Interest expense
related to issuance
of convertible
debt at a discount                                                1,429

Payment on notes
receivable - related                                                                                               109
parties

Write-down of notes
receivable - related                                                                                                60
parties

Preferred stock
issued for cash, net
of offering costs      303        1    5,094

Net loss for the
year ended
September 30, 1997                                                                                    (10,995)
-------------------  -------  ------  --------- ------  ------  ---------  ------  ------  ---------  ------- ---------   ---------

Balances at
September 30, 1997     303        1    5,094    8,627      9     41,818      462      1     3,291     (32,191)  (7,411)     (4,683)
-------------------  -------  ------  --------- ------  ------  ---------  ------  ------  ---------  ------- ---------   ---------

Common stock issued
for cash received in
the previous period                                                          462     --     3,291        (462)      (1)     (3,291)

Common stock issued
to purchase minority
interests in subsidiaries                                                    540      1     5,383


                     The accompanying notes are an integral
                  part of the consolidated financial statements




                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY, continued
                                                                                                               Notes and
                                                                                                                interest
                                                                                                               receivable
                                                                                                                -related
                                                                                                                parties,
                                                                                                                  from
                                                                                                                issuance
                     Convertible Preferred Stock        Common Stock        Common Stock to be Issued            of, or    Deferred
                     ---------------------------- ------------------------  -------------------------           collater-   compen-
                                       Capital in                Capital in                Capital in  Accum-    alized     sation
(thousands of                          excess of                 excess of                 excess of   lated  by, common  from stock
dollars and shares)   Shares  Amount  par value Shares  Amount  par value  Shares  Amount  par value  deficit   stock      options
-------------------  -------  ------  --------- ------  ------  ---------  ------  ------  ---------  ------- ---------   ---------
Common stock issued
for cash, including
exercise of stock
options                                           533    ---      3,257

Preferred stock
issued for cash,
net of offering
costs                   13      ---       90

Common stock
issued on
conversion of
notes payable
and accrued
interest to
common stock                                    1,107      1      8,178

Interest expense
related to
issuance of
convertible debt
at a discount                                                     2,046

Payment received
on notes receivable --                                                                                             329
related parties

Amortization of
deferred
compensation from
stock options                                                                                                                  908

Write-up of
notes receivable
-- related                                                                                                         (19)
parties

Compensation expense
related to issuance
of stock options
for services                                        3     --        127

Reclassification
of notes receivable
- related parties                                                                                                 (672)

Net loss for the
year ended
September 30, 1998                                                                                     (3,986)
                     -------  ------  --------- ------  ------  ---------  ------  ------  ---------  ------- ---------   ---------

Balances at
September 30, 1998     316       $1   $5,184   11,272    $11    $64,100        0     $0        $0    $(36,177)  (7,773)    $(3,775)
                     =======  ======  ======== ======   =====   ========  ======   =====   ========  ========  =======   ==========



                     The accompanying notes are an integral
                  part of the consolidated financial statements




                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Year ended September 30,
(thousands of dollars)                                                                            1998        1997         1996
---------------------------------------------------------------------------------------------- ----------- ------------ ------------
Cash flows from operating activities:
Net loss                                                                                          $(3,986)    $(10,995)    $(13,836)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                                               607          193          187
          Losses applicable to minority interests in subsidiaries                                    (392)      (1,245)          (4)
          Loss on disposal of discontinued operations                                                 ---          ---          291
          Deferred income taxes                                                                       ---          ---           23
          Loss on sale of facility                                                                    218          582          ---
          Interest expense related to issuance of convertible debt at a discount                    2,046        1,429          ---
          Amortization of deferred compensation and compensation expense on stock options             908        1,675        4,773
          Common stock issued or to be issued for services and distribution rights, and
            compensation expense related to stock options                                             127        1,055          547
          Write-down (write-up) of notes receivable - related parties                                 (19)          60        2,700
          Inducement expense related to conversion of notes payable into common stock                 ---          323          ---
          Services received in lieu of payments on notes receivable issued for common stock           ---          ---          687
          Interest earned on notes receivable - related parties                                       ---          ---         (265)
          Notes payable issued for services                                                           ---          ---          160

     Increase (decrease) from changes in assets and liabilities,  net of effects from investing and financing activities:
           Receivables                                                                             (2,866)          65          (55)
           Due from related party                                                                    (503)        (509)         ---
           Inventories                                                                                174          (61)        (162)
           Advances on inventories                                                                 (1,435)      (1,087)         ---
           Prepaid expenses and other current assets                                                 (630)          (7)         (32)
           Accrued interest receivable - non-current                                                 (486)         ---          ---
           Deposits and other assets                                                                  136         (121)          24
           Accounts payable                                                                            23       (1,138)       1,436
           Due to related party                                                                        61        1,548          ---
           Accrued liabilities                                                                        851        2,166           47
           Accrued interest payable, non-current                                                      362          204          ---
           Deferred revenues from advance license fees                                               (250)       1,650          ---
           Deferred compensation                                                                       12           11           10
           Discontinued operations non-cash charges and working capital changes                       ---          ---          894
                                                                                               ----------- ------------ ------------
                Net cash used in operating activities                                             (5,042)       (4,202)      (2,575)
                                                                                               ----------- ------------ ------------

     Cash flows from investing activities:
          Purchase of property, plant and equipment and facilities held for sale                  (36,963)      (7,194)      (5,055)
          Investment in licensee facility                                                          (1,000)         ---          ---
          Increase in restricted investments                                                         (748)         ---          ---
          Issuance of notes receivable -- related parties                                             ---          ---         (704)
          Proceeds from notes receivable - related parties                                            323           45          ---
          Increase in cash surrender value of life insurance                                          ---          (32)         (13)
                                                                                               ----------- ------------ ------------
               Net cash used in investing activities                                              (38,388)      (7,181)      (5,772)
                                                                                               ----------- ------------ ------------

                                    continued

                     The accompanying notes are an integral
                  part of the consolidated financial statements




                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

                                                                                                  Year ended September 30,
(thousands of dollars)                                                                          1998        1997        1996
-------------------------------------------------------------------------------------------- ----------- ----------- ------------

     Cash flows from financing activities:
        Proceeds from issuance of notes payable and convertible debentures                      $35,454      $6,070        $ 700
        Payment on notes payable                                                                   (330)     (1,109)        (159)
        Proceeds from issuance of notes payable -- related parties                                  ---         595          ---
        Payment on notes payable -- related parties                                                 ---        (756)      (3,539)
        Proceeds from receivable -- stock subscriptions                                             577         ---          ---
        Proceeds from issuance of common stock, net                                               3,257       5,573        7,570
        Proceeds from issuance of preferred stock, net                                               90       5,095          ---
        Proceeds from notes receivable -- related parties, from issuance of, or
          collateralized by common stock                                                            329         109          171
        Proceeds from issuance of minority interests in subsidiaries                                ---         302        4,385
        Allocation to minority interest limited partners                                            ---        (206)         ---
        Financing activities of discontinued operations                                             ---         ---       (1,582)
                                                                                             ----------- ----------- ------------
         Net cash provided by financing activities                                               39,377      15,673        7,546
                                                                                             ----------- ----------- ------------

     Net increase (decrease) in cash and cash equivalents                                        (4,053)      4,290         (801)

     Cash and cash equivalents, beginning of year                                                 4,780         490        1,291
                                                                                             ----------- ----------- ------------

     Cash and cash equivalents, end of year                                                       $ 727     $ 4,780        $ 490
                                                                                             =========== =========== ============

     Supplemental schedule of non-cash investing and financing activities:
        Common stock issued on conversion of notes payable and accrued interest                  $8,179       $ ---        $ ---
        Note receivable issued for sale of facility                                               6,500       3,500          ---
        Common stock issued for purchase of minority interests in subsidiaries                    5,384         ---          ---
        Note payable issued for inventory                                                           ---       1,595          ---
        Accounts payable for facilities held for sale                                               588       1,968          ---
        Common stock issued for notes receivable                                                    ---         577        6,284
        Common stock issued to repay notes payable and accrued interest -- related party            ---       1,261          ---
        Note payable issued for equipment                                                           ---       1,607          ---
        Distribution to minority limited partners offset against note receivable                    ---          66          ---
        Obligations assumed in connection with sale of subsidiaries                                 ---         ---        4,636
        Note receivable received for subsidiaries (net of imputed interest)                         ---         ---        4,350
        Note payable issued and common stock to be issued to acquire land                           ---         ---          927
        Note payable issued for services                                                            ---         ---          160

     Supplemental  disclosure of cash flow information:
       Cash paid for interest, net of amounts capitalized:
        Continuing operations                                                                       $49        $208         $111
        Discontinued operations                                                                     ---         ---           98

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   ----------


1. Summary of Significant Accounting Policies

   Business Organization and Nature of Operations

   Covol Technologies, Inc. (the Company) was originally incorporated in Nevada in 1987 and was reincorporated in Delaware in August 1995. In 1991, the Company acquired a coal briquetting technology (the "Briquetting Technology"). In 1992, the Company constructed a pilot briquetting plant in Price, Utah. During 1993, the Company refined the technology to briquette waste by-products of the steel manufacturing industry. In June 1996, the Company formed Utah Synfuel #1 Ltd. ("Utah Synfuel #1") and Alabama Synfuel #1 Ltd. ("Alabama Synfuel #1"), each a Delaware limited partnership (collectively the "Partnerships"). The Company is both the general partner and a limited partner in the Partnerships (see Note 14).

   The Company's primary business is to commercialize the Briquetting Technology used to recycle waste by-products from the coal and steel industries into a marketable source of fuel and revert materials. Through June 30, 1998, the Company's focus was on the construction of facilities and the licensing of its Briquetting Technology to companies that constructed facilities that convert coal fines into synthetic fuel briquettes. At September 30, 1998, the Company and its licensees were operating 24 of these facilities in eight states at various levels of production. The four Company-owned facilities are expected to be sold in 1999. The Company has no current plans to construct additional synthetic fuel facilities.

   The Company anticipates that earned license fees or royalties from the production and sale of synthetic fuel will continue to increase during 1999. The Company believes that most of the synthetic fuel facilities will reach production levels approaching capacity by the end of 1999. As production levels increase, sales of the binder materials by the Company to its licensees are expected to increase proportionately. The Company also anticipates receiving the final amounts of advance license fees totaling approximately $4,000,000 during 1999. While funds received by the Company from these activities are not expected to be sufficient to cover the Company's operating costs and expenses until the third quarter of 1999, the Company does expect that these operating activities will be producing significant operating cash flow by the end of 1999.

   To provide funding for the Company's operations and debt repayment requirements during early 1999, the Company will utilize proceeds from the issuance of debt and equity securities and excess proceeds from the sale of facilities. During November 1998, the Company issued common stock and common stock warrants for total proceeds of approximately $3,500,000 and incurred debt totaling $400,000. The Company has received term sheets for the sale of up to $10,000,000 of convertible preferred stock. This financing is expected to close in January 1999. The Company has received correspondence from the lender holding notes payable due March 1999 and June 1999 indicating a willingness to extend the due dates for 90 days if so requested by the Company. If such a request is made, the Company has agreed to issue warrants for the purchase of common stock to the lender as consideration for the extension. The Company believes the funds raised in this financing will be sufficient to fund the Company's operations and debt repayment requirements until its operating activities begin producing positive cash flow.

   Construction Businesses

   In 1993 and 1994, the Company acquired four construction companies. In September 1995, the Company's Board of Directors approved a plan to discontinue the Company's construction businesses, which were sold effective February 1, 1996. (See Note 15, "Discontinued Operations").

   Principles of Consolidation

   The 1996 consolidated financial statements include the accounts of the Company and its 100% owned construction company subsidiaries, until the time of their sale in February 1996. The consolidated financial statements for all years presented include the accounts of the Company and its two majority owned subsidiaries, Utah Synfuel #1 and Alabama Synfuel #1, from their inception in 1996. All significant intercompany transactions and accounts are eliminated in consolidation.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   ----------


1. Summary of Significant Accounting Policies, continued

   Principles of Consolidation, continued

   During 1997, the Company became a 1% general partner of Coaltech No. 1 L.P. ("Coaltech"), a Delaware limited partnership, for $10. Based upon the Company's lack of effective control over Coaltech and the limited partners' financial responsibility for its operations, the Company's investment in Coaltech is accounted for using the equity method of accounting with proportional elimination of intercompany revenues and expenses.

   Stock Split

   The Company implemented a two-for-one stock split effective January 23, 1996. All information set forth herein has been adjusted to give effect to this stock split.

   Revenue and Cost Recognition

   Revenues from the licensing of the Company's technology are recognized in the period when earned. Advance license fees are earned when certain synthetic fuel facility construction milestones are met or when the facilities are certified operational for their intended use. Advance license fees that require the Company to render services in the future are deferred and recognized when its obligations are met. Earned license fees or royalty payments are recognized in the period synthetic fuel is produced and sold by licensees. $3,336,000 of license fees in 1998 were from a single licensee and $1,500,000 were from a second licensee. Revenues from the sale of coal briquettes are recognized as product is shipped. Collateral is not required for receivables and allowances are provided for uncollectible accounts.

   Cash and Cash Equivalents

   The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are deposited with financial institutions located in Utah.

   Restricted Investments

   Restricted investments consist primarily of highly liquid interest bearing deposits held as collateral for certain Company obligations.

   Inventories

   Inventories are stated at the lower of cost or market with cost determined using an average cost method, and consist primarily of coal fines, available for sale. Covol has a lease arrangement that provides for the purchase and removal of coal fines which are used as feedstock for a synthetic fuel facility. Payments made under the lease arrangement prior to removal of the coal fines are recorded as advances on inventories (see Note 2).

   Facilities Held for Sale

   Facilities held for sale consist of four synthetic fuel facilities, and are stated at the lower of cost or estimated net realizable value. The facilities were constructed to be sold to licensees of the Company's technology at or slightly above their cost. Two of the four facilities are under option for purchase by the licensees of those facilities, and the Company is actively pursuing the sale of all four facilities. The Company anticipates completing the sale of these facilities in 1999. The Company recognizes a gain or loss on facilities held for sale when the sale is consummated. The gain or loss represents the difference between the carrying value and the sales price and is reflected as a component of operating costs and expenses.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   ----------



1. Summary of Significant Accounting Policies, continued

   Property, Plant and Equipment

   Property, plant and equipment is recorded at cost, including interest on funds borrowed during the construction period, and is depreciated using the straight-line method over its estimated useful life. Maintenance, repairs and minor replacements are charged to expense as incurred. Upon the sale or retirement of property, plant and equipment, any gain or loss on disposition is reflected in the statement of operations and the related asset cost and accumulated depreciation are removed from the respective accounts.

   Intangible Assets

   Intangible assets consist of the excess of the value of the consideration paid for the purchase of certain limited partners' interests in subsidiaries over the fair values of the related assets, which fair values approximated their carrying cost (see Note 14). They are being amortized on the straight-line method over approximately ten years.

   Valuation of Long-Lived Assets

   The Company periodically evaluates the carrying value of long-lived assets, including intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flow from that asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. No impairment-related losses have been recognized in the Company's financial statements for any period presented.

   Common Stock Issued for Services

   Common stock issued for services is accounted for using the fair value of the shares of common stock, determined at the time the shares are issued.

   Loss per Share Calculation

   In 1998, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previous fully diluted earnings per share. Loss per share amounts for all periods presented conform to SFAS 128 requirements and no restatements were necessary (see Note
   9).

   For all periods presented, options, warrants and convertible securities (as disclosed in Notes 7 and 13) were not included in the calculation of loss per share because the effect would have been antidilutive.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   ----------

1. Summary of Significant Accounting Policies, continued

   Reclassifications

   Certain prior year amounts have been reclassified to conform with the current year's presentation. These reclassifications had no effect on net loss or total assets.

2. Advances on Inventories

   During 1997, the Company entered into an agreement to purchase coal fines and made payments totaling approximately $1,146,000, of which $59,000 was transferred to cost of coal briquetting operations. During 1998, additional payments totaling approximately $1,583,000 were made, of which $148,000 was transferred to cost of coal briquetting operations. The net amount paid has been recorded as advances on inventories. The Company expects to utilize the majority of these coal fines during 1999, at which time the costs will be expensed.

   Under the agreement, the Company is obligated to pay a total of $5,500,000 between February 1997 and May 2000 for the removal of 2 million tons of coal fines (a price of $2.75 per ton) from the property. Quarterly payments of approximately $396,000 are required under the agreement. The agreement also provides for removal of an additional 500,000 tons at $2.75 per ton. No payment is required for removal of any coal fines in excess of 2.5 million tons.

3.  Due From/To Related Party

   Due from related party consists of amounts receivable from Coaltech for operating expenses in 1998 and for operating expenses and interest in 1997. Due to related party represents amounts due to Coaltech for the purchase of synthetic fuel briquettes.

4.   Notes Receivable

   Notes receivable consist of the following at September 30:

   (thousands of dollars)                                                                             1998           1997
   ---------------------------------------------------------------------------------------------- -------------- --------------

   Notes and Accrued Interest Receivable, non-current

   Note receivable from a corporation,  bearing interest at 12%,  principal  and interest due February 2003,  collateralized by a synthetic  fuel facility  in
   Alabama, which was sold by the Company.                                                               $6,500           $---


   Accrued interest receivable                                                                              486            ---
                                                                                                  -------------- --------------
      Note and interest receivable                                                                       $6,986           $---
                                                                                                  ============== ==============

   Notes Receivable - Related Parties

   Note  receivable  from  Coaltech,  bearing  interest at 9.7%,  principal  and interest payments of $130 due quarterly through December 2007, collateralized
   by a synthetic fuel facility in  Utah, which was sold by the Company.                                 $3,098         $3,421

   Notes  receivable  from seven  officers of the Company,  bearing  interest at prime (8.5% at September 30, 1997) plus 2%, principal and interest due August
   2000,  originally  collateralized by interests in Utah Synfuel #1 and Alabama
   Synfuel #1. Reclassified  in  1998  as  notes receivable -  related  parties, collateralized by  common stock.  No interest income  was recognized  in 1998
   or 1997.                                                                                                ---             672

                                                                                                  -------------- --------------
                                                                                                          3,098          4,093
   Less current portion                                                                                     229            276
                                                                                                  -------------- --------------
      Notes receivable - related parties                                                                 $2,869         $3,817
                                                                                                  ============== ==============



                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS, continued
                                   ----------

5. Property, Plant and Equipment

   Property, plant and equipment consists of the following at September 30:

  (thousands of dollars)                                            Range of estimated useful         1998           1997
                                                                              lives
  --------------------------------------------------------------- ------------------------------- -------------- --------------
  Land                                                                                                    $ 153          $ ---
  Buildings and improvements                                              10 - 20 years                  11,154            260
  Machinery and equipment                                                  5 - 10 years                   4,749          2,102
  Construction in progress                                                                                  ---          3,698
                                                                                                  -------------- --------------
                                                                                                         16,056          6,060
   Less accumulated depreciation                                                                          1,154            596
                                                                                                  ============== ==============
   Net property, plant and equipment                                                                    $14,902         $5,464
                                                                                                  ============== ==============

   Depreciation  expense was $557,000 in 1998,  $193,000 in 1997 and $187,000 in
1996.

6.  Investment in Licensee Facility

   Investment in licensee facility represents payments made to the licensee of a synthetic fuel facility located in Pennsylvania in exchange for a 10% interest in the net cash flows from operation of the facility. The investment is being accounted for at cost. Cash received by the Company will first be applied as a reduction of the carrying amount of the investment.

7. Long-term Liabilities

   Notes Payable and Convertible Debentures

   Notes payable and convertible debentures consist of the following at September 30:

  (thousands of dollars, except per-share data)                                                         1998          1997
  ------------------------------------------------------------------------------------------------- ------------- -------------

  Note payable to a corporation bearing interest at prime  (8.25% at September 30, 1998) plus 2%,
  collateralized by plant and equipment, principal and interest due December                             $ 2,900       $ 2,900
  1999.

  Note payable to a corporation bearing interest at 6%, principal and interest due October 1999,
  collateralized by a coal wash plant in Utah.                                                             4,263           945

  Note payable to a limited liability company issued in conjunction with funds advanced for the construction of a synthetic fuel facility in West Virginia, held for sale.  As of September 30,
  1998, the loan was collateralized by the facility, bore no interest and was originally due at the earlier of the sale of the facility or January 1999. Subsequent to September 30, 1998, this entity modified the terms of the note and agreed to loan to the Company additional amounts up to $1,500.  This entity has an option to purchase the facility.  If it is not purchased, the
  Company has agreed to pay interest on all outstanding amounts at a rate of 10%, payable monthly beginning January 1999 through June 1999.  Beginning July 1999 through May 2000, monthly payments of $350 will be required, with all unpaid principal and interest due June 2000.  Also,
  subsequent to September 30, 1998 the Company granted additional collateral to the corporation            8,242            --
  in the form of certain license fees receivable by the Company from other synthetic fuel facilities.

  Notes payable to a corporation, bearing interest at 6%.  50% of accrued interest due February
  1999 and balance of accrued interest and principal due February 2001.  Collateralized by a
  synthetic fuel facility in West Virginia, held for sale.                                                 6,680           ---



                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS, continued
                                   ----------

7. Long-term Liabilities, continued

  (thousands of dollars, except per-share data)                                                         1998          1997
  ------------------------------------------------------------------------------------------------- ------------- -------------

  Note payable to a corporation, bearing interest at 15%, collateralized by a synthetic fuel
  facility in Pennsylvania, held for sale, and due at the earlier of the sale of the facility or           5,800           ---
  August 1999.

  Note payable to a corporation  bearing  interest at 18% until October 1998, at which time it increased to 22%, due June 1999,  collateralized by a promissory note  receivable and by certain future license fees receivable by the Company.
  Warrants to purchase  100,000  shares of common  stock were granted in October
  1998 based on the outstanding principal balance. A member of the
  Company's Board of Directors is affiliated with this corporation.                                        4,000           ---

  Note payable to a corporation, bearing interest at 13% until December 1998, at which time it increases to 14%. Principal and accrued interest due March 1999, collateralized  by certain  future license fees  receivable  by  the  Company.
  A member of  the  Company's  Board  of  Directors  is  affiliated   with  this
  corporation.                                                                                             4,000           ---


  Convertible note payable to a  corporation bearing  interest at prime plus 2%.  Principal of
  $6,686 plus accrued interest of $314 was converted to common stock at $7.00 per share in March             ---         3,302
  1998.

  Convertible debenture payable to two individuals and one trust bearing interest at prime plus
  2%.  Converted to common stock at $11.00 per share in June 1998.                                           ---         1,000

  Other                                                                                                       94           ---
                                                                                                    ------------- -------------
                                                                                                          35,979         8,147
       Less: current portion                                                                              22,049         5,247
                                                                                                    ============= =============
       Total non-current                                                                                 $13,930        $2,900
                                                                                                    ============= =============

   Substantially all of the Company's property, plant and equipment and facilities held for sale are collateral for the notes payable. The weighted average interest rate on notes payable and convertible debentures was 8.5% at September 30, 1998 and 10.5% at September 30, 1997. Future maturities of notes payable at September 30, 1998 are as follows:

                                                              Year ending September 30,      (thousands of
                                                                                                dollars)
                                                              --------------------------- ---------------------
                                                                         1999                          $22,049
                                                                         2000                            7,173
                                                                         2001                            6,757
                                                                                          =====================
                                                                        Total                          $35,979
                                                                                          =====================

   Notes Payable - Related Parties, Non-current

   Notes payable - related parties represents unsecured amounts due to two officers of the Company which bear interest at prime (8.25% at September 30, 1998) plus 2%. Principal and interest are due November 2002.

   Deferred Compensation

   In 1993, the Company assumed a liability to pay a current stockholder of the Company $40,000 per year for seven years beginning February 1999. The present value of this liability, discounted at approximately 5%, is reflected as deferred compensation in the consolidated balance sheet.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   ----------

7. Long-term Liabilities, continued

   Interest Costs

   During 1998, the Company incurred total interest costs of approximately $4,266,000 (including approximately $2,046,000 of non-cash interest expense resulting from issuance of convertible debt at a discount), of which approximately $1,521,000 was capitalized. During 1997, the Company incurred total interest costs of approximately $2,023,000 (including approximately $1,429,000 of non-cash interest expense resulting from issuance of convertible debt at a discount), of which approximately $378,000 was capitalized. During 1996, the Company incurred total interest costs of approximately $94,000, of which approximately $33,000 was capitalized.

8. Income Taxes

   The Company accounts for income taxes using the asset and liability approach in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". The Company files a consolidated tax return with its 100% owned subsidiaries. Both majority-owned limited partnerships file separate tax returns, as required.

   As of September 30, 1998, the Company has net operating loss carryforwards of approximately $21,400,000 which can be used to offset future taxable income. The net operating loss carryforwards expire from 2005 to 2018. The Company also has approximately $190,000 in research and development tax credit carryforwards which can be used to offset future tax liabilities. The tax credit carryforwards expire from 2007 to 2013. The utilization of these carryforwards against future taxable income may become subject to an annual limitation due to changes in ownership of the Company's common stock.

   The provision for income taxes from continuing operations for the years ended September 30, 1998, 1997 and 1996, all of which represents deferred income taxes, differs from the statutory federal income tax rate due to the following:

  (thousands of dollars)                                                           1998            1997           1996
  --------------------------------------------------------------------------- --------------- --------------- --------------
  Tax benefit at statutory rates                                                      $1,355         $ 3,738         $3,810
  Change in valuation allowance                                                       (1,377)         (3,840)        (4,007)
  State income taxes, net of federal tax effect                                           39             101            363
  Other, including redetermination of prior years' tax estimates                         (17)              1           (189)
                                                                              --------------- --------------- --------------
     Deferred federal income tax provision                                              $  0            $  0         $  (23)
                                                                              =============== =============== ==============

   The components of the net deferred tax asset as of September 30, 1998 and 1997 are as follows:

  (thousands of dollars)                                                                          1998            1997
  ------------------------------------------------------------------------------------------- -------------- ---------------

  Deferred tax assets (liabilities):
     Net operating loss carryforwards                                                                $7,995         $ 6,282
     Research and development tax credit carryforwards                                                  189             189
     Compensation expense related to common stock options                                             2,084           2,003
     License fee revenue recognition                                                                    315             104
     Write-down of notes receivable                                                                     304             712
     Estimated liabilities                                                                              356             551
     Depreciation                                                                                       (88)           (111)
     Other                                                                                               40              88
                                                                                              -------------- ---------------
          Total deferred tax assets                                                                  11,195           9,818
     Valuation allowance                                                                            (11,195)         (9,818)
                                                                                              -------------- ---------------
          Net deferred tax asset                                                                      $   0           $   0
                                                                                              ============== ===============

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   ----------

8. Income Taxes, continued

   The valuation allowance increased by $1,377,000 during 1998, representing the additional amount of deferred tax assets at September 30, 1998 not considered recoverable through the reversal of taxable temporary differences, or the generation of future taxable income. The valuation allowance increased by $3,840,000 during 1997 and by $4,007,000 during 1996. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax assets will depend on the generation of future taxable income through its continuing operations or through the sale of assets. Because the Company has not generated significant revenues to date relating to the Briquetting Technology, the Company believes that a valuation allowance of $11,195,000 should be provided as of September 30, 1998. This estimate may change in the near term depending on the level of earned license fees received in 1999.

9. Basic and Diluted Loss per Share

  (thousands of dollars and shares, except per-share data)                         1998             1997            1996
  --------------------------------------------------------------------------- ---------------- --------------- ---------------
  Numerator:
     Loss from continuing operations                                                 $(3,986)       $(10,995)       $(12,955)
     Loss from discontinued operations                                                    ---             ---           (881)
                                                                              ---------------- --------------- ---------------
     Net loss                                                                         (3,986)        (10,995)        (13,836)
     Preferred stock dividends                                                          (337)           (189)             ---
                                                                              ================ =============== ===============
     Net loss attributable to common stockholders                                    $(4,323)       $(11,184)       $(13,836)
                                                                              ================ =============== ===============

  Denominator - weighted average shares outstanding                                     9,969           8,080           6,941
                                                                              ================ =============== ===============

  Loss per share from continuing operations                                            $(.43)         $(1.38)         $(1.86)
  Loss per share from discontinued operations                                             ---             ---           (.13)
                                                                              ================ =============== ===============
  Basic and diluted net loss per share                                                 $(.43)         $(1.38)         $(1.99)
                                                                              ================ =============== ===============

   For 1998 and 1997, the Company's loss per common share was determined after taking into account undeclared cumulative preferred stock dividends of $337,000 and $24,000, respectively and, in 1997 approximately $165,000 of preferred stock dividends imputed based upon the price of the Company's common stock at the date the convertible preferred shares were issued.

10. Notes and Interest Receivable -- Related Parties, Collateralized by Common Stock
    --------------------------------------------------------------------------------

   Notes and interest receivable -- related parties, collateralized by common stock, consist of the following at September 30:

   (thousands of dollars and shares)                                                                  1998          1997
   ---------------------------------------------------------------------------------------------- ------------- --------------
   Note receivable from a shareholder,  $5,000 face amount,  bearing interest at
   6%  renegotiated  in November  1997,  principal  and  interest of $515 due in annual  installments  beginning  January  1999  through  January  2004,  with remaining  balance  due  January  2005,  collateralized  by 130 shares of the
   Company's common stock held by the Company,  options expiring in January 2006 to  acquire  50  shares  of  the  Company's  common  stock  committed  by the shareholder  to be provided to the Company,  and a personal  guarantee of the shareholder.  The carrying value is equal to the fair value of the 130 shares and  options to acquire 50 shares and is net of  unamortized  discount  after renegotiation  of  $1,281  based  upon  an  imputed  rate of  10.25%,  and an allowance for impairment of $2,110 in 1998 ($2,129 in 1997). No interest
   income was recognized during 1998, 1997 or 1996.                                                  $1,609         $1,590


                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS, continued
                                   ----------


10. Notes and Interest  Receivable -- Related Parties, Collateralized by  Common
    Stock, continued
    ----------------------------------------------------------------------------


   Notes and  interest  receivable  from 16  current  and  former  officers  and employees,  issued upon  exercise of options to purchase 450 shares of common stock at $5.31 to $8.38 per share,  bearing  interest at 5.7%,  principal and interest due in December 2000, collateralized by 900 shares of the Company's
   common stock.  No interest income was recognized during 1998 or 1997.                                 5,492          5,805

   Notes  receivable  from seven  officers of the Company,  bearing  interest at prime  (8.25% at  September  30,  1998) plus 2%,  principal  and interest due
   August 2000,  originally  collateralized by partnership  interests which were subsequently  exchanged for 79 shares of the Company's common stock (see Note
   14). Reclassified from notes receivable - related
   parties in 1998.  No interest income has been recognized for any period.                                672            ---

   Other                                                                                                   ---             16
                                                                                                  ------------- --------------
                                                                                                        $7,773         $7,411
                                                                                                  ============= ==============

11. Fair Value of Financial Instruments

   SFAS No. 107 requires that the fair market value of certain financial instruments be disclosed in the financial statements. The Company has the following financial instruments that are subject to the provisions of SFAS No. 107:

*        Cash and cash  equivalents
*        Receivables
*        Notes receivable
*        Notes receivable - related parties
*        Notes payable and convertible debentures
*        Notes payable - related parties
* Notes receivable - related parties, from issuance of, or collateralized by, common stock

   A substantial portion of the Company's financial instruments are of a short-term nature. Accordingly, while the fair values of some of the individual financial instruments vary somewhat from their carrying values, the aggregate carrying values as reflected in the financial statements approximate fair value.

12. Preferred and Common Stock

   Preferred Series A - Non-Voting

   As of September 30, 1998, there were 3,000 shares of Series A shares issued and outstanding. The Series A preferred shares are non-voting and have the following rights and privileges:

   1. The holders of the shares are entitled to cumulative dividends at the rate of 6% per year of the liquidation value of $1,000 per share. These dividends accrue whether or not they have been declared or whether the Company has any profits. Additional shares of Series A preferred stock may be issued in lieu of cash to pay accrued dividends on these shares.

   2. Upon the liquidation of the Company, the holders of the Series A preferred shares are entitled to receive $1,000 per share, together with all accrued and unpaid dividends, if any.

   3. Each share of Series A preferred stock includes a warrant to purchase 28.571 shares of common stock or a total of 85,713 shares, at a price of $8.00 per share. These warrants expire on August 31, 1999.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   ----------

12. Preferred and Common Stock, continued

   Preferred Series A - Non-Voting, continued

   4. The holders of the shares are entitled to convert their shares to common shares at any time. The number of common shares to be received upon conversion is determined by multiplying the number of preferred shares by $1,000 and dividing by the conversion price of $7.00 per share. At any time after August 31, 1999, the Company has the right to require any holder of the Series A preferred shares to convert their shares into common stock.

   5.       No  dividends  have  been  declared  through   September  30,  1998.
            Dividends in arrears at September 30, 1998 totaled approximately $200,000, or $67 per share.

    Preferred Series B - Non-Voting

   As of September 30, 1998, there were 312,882 shares of Series B shares issued and outstanding. The Series B preferred shares are non-voting and have the following rights and privileges:

   1. The holders of the shares are entitled to cumulative dividends at the rate of approximately 7% per year of the liquidation value of $7 per share. These dividends accrue whether or not they have been declared or whether the Company has any profits. Additional shares of Series B preferred stock may be issued in lieu of cash to pay accrued dividends on these shares.

   2. Upon the liquidation of the Company, the holders of the Series B preferred shares are entitled to receive $7 per share, together with all accrued and unpaid dividends, if any.

   3. Each unit (comprising 3 shares) of Series B preferred stock includes a warrant to purchase one share of common stock at a price of $8.00 per share. These warrants expire on September 30, 1999.

   4. The holders of the shares are entitled to convert their shares to the same number of shares of common stock at any time, subject to adjustment for dilution. Accrued dividends may be converted by the Company into common stock at the conversion price of $7.00 per share.

   5. No dividends have been declared through September 30, 1998. Dividends in arrears at September 30, 1998 totaled approximately $162,000, or $.52 per share. Based upon the conversion price per share at the date of issuance, a non-cash dividend of approximately $165,000 was imputed upon issuance.

13. Stock Options and Warrants

   Stock Options

   At September 30, 1998, the Company had one stock option plan (the "Option Plan") under which 2,400,000 shares of common stock are reserved for ultimate issuance. A committee of the Company's Board of Directors, or in its absence, the Board (the "Committee") administers and interprets the Option Plan. This Committee is authorized to grant options and other awards both under the terms of the Option Plan and outside the Option Plan to eligible employees, officers, directors, and consultants of the Company. The Option Plan provides for the granting of both incentive stock options and non-statutory stock options. Terms of options granted under the Option Plan, including vesting requirements, are determined by the Committee. Options granted under the Option Plan vest over periods ranging from 0 to ten years, expire ten years from the date of grant and are not transferable other than by will or by the laws of descent and distribution. Incentive stock option grants must meet the requirements of the Internal Revenue Code.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   ----------


13. Stock Options and Warrants, continued

   Stock Options, continued

   The Company has elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its Option Plan. The alternative fair value method of accounting prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options, as discussed below. Accordingly, under APB 25, no compensation expense has been recognized for stock option grants to employees, officers and directors when the exercise price of stock options equals or exceeds the market price of the Company's common stock on the date of grant.

   When options are issued with terms considered compensatory, the related compensation expense is amortized to expense over the specified vesting period on a straight-line basis. Deferred compensation related to options issued in 1998, 1997 and 1996 that vest over time was approximately $0, $1,178,000 and $4,668,000, respectively. The amortized compensation expense related to these options was approximately $908,000, $1,572,000 and $910,000 for 1998, 1997 and 1996, respectively. Compensation expense related to options that vested immediately was approximately $127,000, $103,000 and $3,863,000 for 1998, 1997, and 1996, respectively.

   If the Company had elected to account for options granted in 1998, 1997 and 1996 based on their fair value, as prescribed by SFAS 123, net loss and net loss per share would have been increased to the pro forma amounts shown in the table below.

  (thousands of dollars, except per-share data)                                    1998             1997            1996
  --------------------------------------------------------------------------- ---------------- --------------- ---------------

  Net loss attributed to common stockholders -- reported                             $(4,323)       $(11,184)       $(13,836)
                                             -- pro forma                             (7,245)        (11,799)        (14,530)
  Basic and diluted net loss per share - reported                                       (.43)          (1.38)          (1.99)
                                       --pro forma                                      (.73)          (1.46)          (2.09)

   The fair value of each stock option grant was determined using the Black-Scholes option pricing model and the following assumptions: expected stock price volatility of .67 to .70, risk-free interest rate of 4.4% to 7.8%, weighted average expected option lives of 10 years, and no dividends. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of stock options.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   ----------

13. Stock Options and Warrants, continued

   Stock Options, continued


   The following table is a summary of activity for all of the Company's stock options for the years ended September 30:

                                                         1998                       1997                      1996
                                                              Weighted                  Weighted                   Weighted
                                                              Average                    Average                   Average
                                                              Exercise                  Exercise                   Exercise
  (thousands of shares)                          Shares        Price        Shares        Price        Shares       Price
  ------------------------------------------- ------------- ------------- ------------ ------------ ------------ -------------
  Outstanding at beginning of year                   1,614         $2.85        1,367        $1.62        2,030         $2.37
     Granted                                           850         12.34          445         6.08        1,612          3.51
     Exercised                                        (94)          1.93         (73)         1.84      (1,085)          5.92
     Canceled                                          ---           ---        (125)         1.50      (1,190)          1.54
                                              ============= ============= ============ ============ ============ =============
  Outstanding at end of the year                     2,370         $6.29        1,614        $2.85        1,367         $1.62
                                              ============= ============= ============ ============ ============ =============

  Exercisable at end of year                         1,038         $5.23          712        $2.04          463
                                              ============= ============= ============ ============ ============ =============

  Weighted average fair value of options
  granted during the year below market                            $10.21                     $9.53                     $12.66

  Weighted average fair value of options
  granted during the year at market                                $9.91                     $5.57                         $0


   The  following  table   summarizes   information   about  all  stock  options
   outstanding at September 30, 1998:

   (thousands of shares)                        Options Outstanding                               Options Exercisable
   ------------------------ ------------------------------------------------------------- ------------------------------------
                                                        Weighted
                                   Number               Average            Weighted            Number            Weighted
                               Outstanding at          Remaining            Average        Exercisable at        Average
      Range of Exercise         September 30,       Contractual Life       Exercise         September 30,        Exercise
           Prices                   1998                in Years             Price              1998              Price
   ------------------------ ---------------------- ------------------- ------------------ ------------------ -----------------
   $1.50 to $3.50                           1,221                 7.3              $1.58                602             $1.66
   $7.00 to $9.00                             397                 8.5               8.22                257              8.20
   $11.00 to $13.56                           752                 9.0              12.92                179             13.02
                            ----------------------                                        ------------------
                                            2,370                                                     1,038
                            ======================                                        ==================

   Stock Warrants

   As of September 30, 1998, there were warrants outstanding for the purchase of approximately 2,033,000 shares of common stock at prices ranging from $7.00 to $30.00 per share and with expiration dates from October 1998 to September 2000. All of these warrants were issued in connection with private placements of common and preferred stock or notes payable during the years 1996 through 1998.

   In October 1998, the Company issued warrants for the purchase of 100,000 shares of common stock in accordance with the terms of a note payable to a corporation (see Note 7).

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   ----------



14. Purchase of Limited Partners' Interests in Subsidiaries

   In September 1998, the Company formally offered the limited partners in its two consolidated subsidiaries, Utah Synfuel #1, and Alabama Synfuel #1, an exchange of the Company's common stock for their limited partnership interests. The exchange ratio was based in part on an independent valuation of the limited partnerships' assets and other factors including but not limited to current and future expected cash flows of the partnerships and the market value of the Company's common stock at the date of the offer, $9.00 per share. As of September 30, 1998, substantially all of the limited partners had elected to exchange their limited partnership interests for shares of the Company's common stock. During October and November 1998, all but one of the other limited partners exchanged their interests and Utah Synfuel #1 became a wholly-owned subsidiary of the Company and Alabama Synfuel #1 became a 98%-owned subsidiary of the Company. The Company recorded this exchange using the market values of the Company's common stock on the dates the limited partners tendered acceptance of the Company's offer. These market values ranged from $6.75 to $11.13 per share.

15.  Discontinued Operations

   In 1995, the Company made a strategic decision to focus its efforts exclusively on commercializing the Briquetting Technology and to divest itself of its construction subsidiaries. In September 1995, the Board of Directors approved a plan to dispose of the construction-related operations and in February 1996 entered into a stock purchase agreement to sell all of the common shares of the subsidiaries for a $5,000,000 face value promissory note. The terms of the original agreement were clarified in November 1997 and the financial effect is included in the change in the allowance to reduce the promissory note to collateral value (discussed below). Because the note includes a favorable interest rate for the buyer, the Company has calculated the present value of the note using a market rate of 10.25% over the term of the note. The effect of discounting the note at 10.25% was to reduce the note to approximately $3,719,000 as of the renegotiation date. The original discount on the note was included in the estimated loss on disposal of discontinued operations in 1996.

   Because the note is  collateralized  by the  Company's  common  stock,  it is reflected in the consolidated financial statements as a reduction of stockholders' equity. Additionally, the note is adjusted to reflect subsequent increases or decreases in the fair value of the Company's stock and stock options held as collateral. Subsequent changes in the value of the collateral will be reflected in the statement of operations and as an increase or decrease to the carrying value of the note.

   Under the terms of the  agreement,  the Company  agreed to pay  $3,500,000 of accounts  payable  and  lines  of  credit  outstanding  in the  subsidiaries.
   Subsequently, the buyer also received reimbursement from the Company for approximately $650,000 of additional expenses related to the discontinued operations during the wind-down period which were paid by the buyer. The Company has reflected those obligations in the loss on discontinued operations in 1996. Revenues of the discontinued operations were approximately $1,397,000 for the four months ended February 1, 1996, the date of sale.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   ----------


16.  Commitments and Contingencies

   Commitments and contingencies as of September 30, 1998 not disclosed elsewhere, are as follows:

   Leases

   Rental expense was approximately $473,000, $318,000, and $330,000 for 1998, 1997 and 1996, respectively. The Company has a noncancellable operating lease for equipment through the year 2000 and other operating leases for real estate. At September 30, 1998, minimum rental payments due under these leases, are as follows:

               Year ending September 30:    (thousands of dollars)
              ----------------------------- -----------------------
                          1999                                $664
                          2000                                 496
                          2001                                 314
                          2002                                 113
                          2003                                  36
                                            =======================
                                                            $1,623
                                            =======================

   Letters of Credit

   During 1998, the Company entered into letter of credit arrangements with a bank that provide for the issuance of letters of credit totaling up to $938,000. These arrangements are collateralized by certificates of deposit totaling $588,000 that are included in restricted investments in the accompanying balance sheet. As of September 30, 1998, there was approximately $560,000 of liabilities covered by these arrangements.

   Legal or Contractual Matters

   Included in accrued liabilities is $755,000 ($1,477,000 in 1997) related to construction contracts that contained a "failure to proceed" liability clause.

   In December 1996, the Company entered into indemnification agreements in connection with construction contracts for certain synthetic fuel facilities entered into by independent third parties. These contracts call for liquidated damages of $750,000 per contract if construction of the facilities is not completed by June 1, 1998. The Company indemnified the contractor for these potential liabilities. The contracting party did not construct three of the facilities. Accordingly, the maximum contingent liability under these indemnification agreements would be $2,250,000. The contractor and the owner have initiated arbitration claims against each other including owner claims for liquidated damages. The Company is closely monitoring the situation and believes that payment of a material amount by the Company is unlikely.

   In June 1997, the Company sold the Utah Synfuel #1 facility to Coaltech. In connection with this sale, Utah Synfuel #1 sold to Coaltech a license to use the Company's Briquetting Technology for an advance license fee of $1,400,000 and an earned license fee that is payable quarterly and is based upon briquettes manufactured and sold at the Utah Synfuel #1 facility. The Company contracted with Coaltech to operate the facility for which it receives a quarterly fee which is also based upon briquettes produced and sold. Coaltech has an option wherein they can require the Company to purchase this facility under certain conditions. The purchase price is equal to fair market value, not to exceed 50% of the amounts paid to Covol by Coaltech.

   Additionally, the Company entered into a supply and purchase agreement wherein the Company agreed to provide coal fines to Coaltech for processing into synthetic fuel at a price equal to its cost. The Company agreed to purchase from Coaltech the synthetic fuel produced at Coaltech's cost plus one dollar per ton. Based upon expected manufacturing costs and current coal prices, the Company expects to incur a loss under this supply and purchase agreement which will reduce the earned license fees received. The Company believes the earned license fees will exceed the losses incurred under the supply and purchase agreement. Because of the expected loss under this supply and purchase agreement, revenue recognition of the advance license fee has been deferred as of September 30, 1998 and 1997.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   ----------


16. Commitments and Contingencies, continued

   Legal or Contractual Matters, continued

   In June 1996, the Company formed Alabama Synfuel #1 to construct a synthetic fuel facility. In connection with the construction of this facility, the Company entered into a supply agreement for coal fines to be used at the facility, under which the Company was obligated to purchase a minimum of 20,000 tons of coal fines per month through December 2001. The Company assigned this agreement to the purchaser of the facility and accordingly, has no ongoing obligation. The Company has a dispute with the provider of coal fines, the resolution of which is not expected to have a material impact on the Company.

   In May 1995, the Company entered into an agreement with Geneva Steel Company to build and operate a commercial iron revert briquetting plant. The facility never reached commercial productivity levels and is not operational. The Company may use this equipment for the production of synthetic fuel or for testing purposes.

   The Company entered into a letter of intent with Innovative Technologies ("Innovative") in July 1995 to apply the Company's Briquetting Technology to certain metallic ores supplied by Innovative. The Company conducted numerous tests of the ore through the fall of 1995, and concluded from the results that the venture was not economically viable. Accordingly, final agreement to process the ore was never reached. In March 1997, Innovative Holding Company, Inc., filed a civil complaint against the Company alleging breach of the letter of intent and damages in excess of $500,000. The Company successfully defended this action which was dismissed with prejudice.

   In December 1996, the Company entered into license agreements with affiliates of Pace Carbon Fuels, L.L.C. (collectively "Pace") for the use of Company technologies at four synthetic fuel manufacturing facilities owned by Pace. In 1998 Pace requested a reduction in the license fees payable to the Company under the license agreements. Upon condition of immediate payment by Pace of advance license fees, the Company agreed to a reduction in future earned license fees. This reduction was accomplished by a ten-year loan agreement whereby the Company would loan to Pace up to $750,000 each quarter beginning in November 1998. The Company's loan to Pace will be repaid at the end of the ten years only if the Pace projects have accumulated sufficient prescribed earnings. Revenues from earned license fees will be recognized by the Company only to the extent that amounts exceed the loan commitment. Pace has requested a loan of $750,000 for the November 1998 quarter. The Company believes that its current loan obligation to Pace is limited to the earned license fee receivable by the Company for the quarter ended September 30, 1998, which is believed to be approximately $300,000.

   In January 1996, a manager of the Company entered property owned by Nevada Electric Investment Company, a subsidiary of Nevada Power Corporation, in connection with an offer by the Company to purchase the property, and with certain other employees of the Company, removed some asbestos over a two-day period. In May 1996, the Company received a notice of violation and order for compliance from the State of Utah, Division of Air Quality alleging that asbestos was improperly handled, removed, and disposed of. The Company complied with the order and in September 1996 entered into a settlement agreement with the State of Utah and paid a fine in the amount of $11,000. In late 1997, the U.S. Environmental Protection Agency began its own investigation, referring the matter to the U.S. Attorney's office which proceeded with a grand jury inquiry. The Company does not know the results of the grand jury inquiry or whether the inquiry is completed. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company.

   As of September 30, 1998, the Company has recorded liabilities to The Industrial Company ("TIC") totaling approximately $735,000. In November 1998, the Company was served with liens from TIC in amounts totaling approximately $1,150,000 for construction payments TIC claims are due for certain synfuel facilities. The Company is negotiating with TIC for the settlement and release of the liens and believes that payment of a material amount beyond what has been accrued by the Company is unlikely.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   ----------

16. Commitments and Contingencies, continued

   Legal or Contractual Matters, continued

   The Company is also involved in several legal proceedings that have arisen out of the normal course of business. The Company believes that many of these claims are without merit and in all cases intends to vigorously defend their position. Management does not believe that the outcome of these activities will have a significant effect upon the operations or the financial position of the Company.

   Employment Contracts

   The Company has entered into employment agreements with the Chief Executive Officer, President, Chief Financial Officer and two vice presidents. The agreements, which are renewable by the Company, generally have a term of approximately three years and provide for annual salaries and benefits ranging from approximately $80,000 to $190,000 annually per officer, and currently totaling approximately $600,000 for all five officers combined. All agreements provide for termination benefits under specific conditions ranging up to 200% of the then current annual salaries.

17. Events Subsequent to September 30, 1998

   Subsequent to September 30, 1998, a total of approximately 308,000 shares of the Company's common stock were issued on conversion of approximately 285,000 shares of Series B preferred stock and related accrued but unpaid dividends in arrears.

   During November and December 1998, the Company completed financing transactions that consisted of $400,000 of debt and approximately $3,500,000 of equity. The debt has a term of twelve months, bears interest at 15%, with an interest only payment due in six months and with the balance of interest and principal due at maturity. The debt is collateralized by certain assets of the Company and is due prior to maturity upon the placement of long-term financing by the Company. The equity transaction consisted of the sale of units at a price of $5.00 per unit. A unit consists of one share of restricted common stock plus a warrant to purchase one additional share of restricted common stock at an exercise price of $7.50. The warrants expire in twelve months if not exercised. The restricted stock and shares issuable pursuant to the related warrants have been provided piggyback registration rights.

   The Company has received term sheets for the sale of up to $10,000,000 of convertible preferred stock. This financing is expected to close in January 1999.