Form 10-Q
period 1998-12-31
COVOL TECHNOLOGIES INC
filed 1999-02-16
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period from ______ to ______

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

                                 Not applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         The number of shares outstanding of the Registrant's common stock as of February 12, 1999 was 12,494,029.

                                             COVOL TECHNOLOGIES, INC.

                                                 TABLE OF CONTENTS

                                                                       Page No.
PART I - FINANCIAL INFORMATION

     ITEM 1. CONSOLIDATED FINANCIAL INFORMATION (Unaudited)
             Consolidated Balance Sheets - As of September 30, 1998
                  and December 31, 1998.................................... 3
             Consolidated Statements of Operations - For the three
                  months ended December 31, 1997 and 1998.................. 5
             Consolidated Statement of Changes in Stockholders' Equity -
                  For the three months ended December 31, 1998............. 6
             Consolidated  Statements  of Cash Flows - For the three
                  months ended December 31, 1997 and 1998.................. 7
             Notes to Consolidated Financial Statements.................... 8

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.....................................17

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS.............................................20

     ITEM 2. CHANGES IN SECURITIES.........................................21

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES...............................22

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........22

     ITEM 5. OTHER INFORMATION.............................................22

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..............................23

SIGNATURES.................................................................24

Statements in this Report, including those concerning the Registrant's expectations regarding its business, and certain of the other information presented in this report, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. As such, actual results may vary materially from such expectations. For a discussion of certain of the factors that could cause actual results to differ from expectations, please see the caption entitled "Forward Looking Statements" in ITEM 2 hereof. There can be no assurance that the Registrant's results of operations will not be adversely affected by such factors. The Registrant undertakes no obligation to revise or publicly release the results of any revision to these forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's opinion only as of the date hereof.


ITEM 1.   CONSOLIDATED FINANCIAL INFORMATION (Unaudited)



                                          COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED BALANCE SHEETS
                                                         (Unaudited)

                                                                                                 As of            As of
                                                                                             September 30,     December 31,
(thousands of dollars)                                                                           1998              1998
------------------------------------------------------------------------------------------- ---------------- -----------------

ASSETS

Current assets:
     Cash and cash equivalents                                                                        $ 727     $         675
     Receivables                                                                                      2,879             2,891
     Due from related party                                                                           1,012             1,337
     Inventories                                                                                      1,645             1,805
     Advances on inventories, current                                                                 2,522               990
     Notes receivable - related parties, current                                                        229               235
     Facilities held for sale                                                                        28,405            28,415
     Prepaid expenses and other current assets                                                          682               811
                                                                                            ---------------- -----------------
            Total current assets                                                                     38,101            37,159
                                                                                            ---------------- -----------------

Property, plant and equipment, net of accumulated depreciation                                       14,902            14,976
                                                                                            ---------------- -----------------

Other assets:
     Restricted investments                                                                             748               891
     Advances on inventories, non-current                                                               ---             1,914
     Notes and accrued interest receivable, non-current                                               7,646             7,829
     Notes receivable - related parties, non-current                                                  2,869             2,809
     Intangible assets, net of accumulated amortization                                               3,118             3,617
     Deposits and other assets                                                                          525               846
                                                                                            ---------------- -----------------
            Total other assets                                                                       14,906            17,906
                                                                                            ---------------- -----------------

Total assets                                                                                        $67,909           $70,041
                                                                                            ================ =================

                                   (continued)


                     The accompanying notes are an integral
                  part of the consolidated financial statements


                                         COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEETS, continued
                                                        (Unaudited)
                                                                                                 As of           As of
                                                                                             September 30,    December 31,
(thousands of dollars and shares)                                                                 1998            1998
-------------------------------------------------------------------------------------------- --------------- ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                                $3,036           $3,366
     Due to related party                                                                             1,609            1,870
     Accrued liabilities                                                                              2,858            3,310
     Notes payable, current                                                                          22,049           23,065
                                                                                             --------------- ----------------
            Total current liabilities                                                                29,552           31,611
                                                                                             --------------- ----------------

Long-term liabilities:
     Notes payable, non-current                                                                      13,930           13,973
     Notes and accrued interest payable - related parties, non-current                                  147               69
     Accrued interest payable, non-current                                                              566              157
     Deferred revenues from advance license fees                                                      1,400            1,400
     Deferred compensation                                                                              236              239
                                                                                             --------------- ----------------
            Total long-term liabilities                                                              16,279           15,838
                                                                                             --------------- ----------------
            Total liabilities                                                                        45,831           47,449
                                                                                             --------------- ----------------

Minority interest in consolidated subsidiaries                                                          507              109
                                                                                             --------------- ----------------

Commitments and contingencies (Note 7)

Stockholders' equity:
     Convertible  preferred stock,  $0.001 par value;  authorized 10,000 shares, issued and  outstanding  316 shares at September 30, 1998 and 30 shares at
      December 31, 1998
      (aggregate liquidation preference of $3,454 at December 31, 1998)                                   1                1
     Common stock, $0.001 par value; authorized 25,000 shares, issued and outstanding
      11,272 shares at September 30, 1998 and 12,494 shares at December 31, 1998                         11               12
     Capital in excess of par value - preferred                                                       5,184            3,184
     Capital in excess of par value - common                                                         64,100           71,174
     Accumulated deficit                                                                            (36,177)         (41,073)
     Notes and interest receivable - related parties, from issuance of, or collateralized
      by, common stock, net of allowance                                                             (7,773)          (7,202)
     Deferred compensation from stock options                                                        (3,775)          (3,613)
                                                                                             --------------- ----------------
            Total stockholders' equity                                                               21,571           22,483
                                                                                             --------------- ----------------

Total liabilities and stockholders' equity                                                          $67,909          $70,041
                                                                                             =============== ================


                     The accompanying notes are an integral
                  part of the consolidated financial statements



                                          COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (Unaudited)

                                                                                        Three Months Ended December 31,
(thousands of dollars, except per-share amounts)                                           1997                  1998
---------------------------------------------------------------------------------- --------------------- ---------------------

Revenues:
     License fees                                                                                $1,000                 $ 474
     Binder sales                                                                                    --                   533
     Binder and coal fine sales - related party                                                       7                   141
     Other                                                                                           34                     7
                                                                                   --------------------- ---------------------
          Total revenues                                                                          1,041                 1,155
                                                                                   --------------------- ---------------------

Operating costs and expenses:
     Cost of coal briquetting operations                                                            457                 3,520
     Cost of binder                                                                                  --                   376
     Selling, general and administrative                                                            741                   929
     Research and development                                                                       156                   153
     Compensation expense on stock options, stock warrants and
          issuance of common stock                                                                  207                   162
                                                                                   --------------------- ---------------------
        Total operating costs and expenses                                                        1,561                 5,140
                                                                                   --------------------- ---------------------

Operating loss                                                                                     (520)               (3,985)
                                                                                   --------------------- ---------------------

Other income (expense):
     Interest income                                                                                122                   831
     Interest expense                                                                            (1,112)               (1,036)
     Minority interest in net losses of consolidated subsidiaries                                    86                    --
     Write-up (write-down) of notes receivable - related parties,
        collateralized by common stock                                                              293                  (571)
     Other                                                                                           15                    24
                                                                                   --------------------- ---------------------
          Total other income (expense)                                                             (596)                 (752)
                                                                                   --------------------- ---------------------

Net loss                                                                                        $(1,116)              $(4,737)
                                                                                   ===================== =====================


Basic and diluted net loss per common share                                                       $(.13)                $(.40)
                                                                                   ===================== =====================

                     The accompanying notes are an integral
                  part of the consolidated financial statements



                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)




                                                                                                    Notes and interest
                                                                                                      receivable -
                                                                                                     related parties,
                           Convertible Preferred Stock           Common Stock                         from issuance of,
                        -------------------------------- ----------------------------                 or collater-         Deferred
                                             Capital in                     Capital in                   alized         compensation
(thousands of                                excess of                      excess of   Accumulated    by, common        from stock
dollars and shares)     Shares     Amount    par value  Shares    Amount    par value     deficit         stock           options
---------------------   ------   ---------  ---------   --------  -------  ----------   -----------     ---------       -----------
Balances at
September 30, 1998         316         $1      $5,184    11,272       $11     $64,100     $(36,177)       $(7,773)         $(3,775)

Common stock
issued to purchase
minority interests in                                        92        --         519
subsidiaries

Common stock
issued for cash,
including exercise of                                       776         1       3,774
stock options

Value of common
stock warrants
issued under
terms of
existing debt
agreement                                                    --        --         247

Common stock
issued for
rights to
certain technology                                           60        --         375

Common stock
issued on
conversion of
preferred stock
and accrued but
undeclared dividends       (286)       --      (2,000)      308        --       2,159         (159)

Return of
previously
issued common
stock by a director                                         (14)       --          --

Write-down of
notes receivable -
related parties                                                                                               571

Amortization of
deferred
compensation from
stock options                                                                                                                  162

Net loss for
the quarter ended
December 31, 1998                                                                           (4,737)
                        ------   ---------  ---------   --------  -------  ----------   -----------     ---------       -----------

Balances at
December 31, 1998           30         $1      $3,184    12,494       $12     $71,174     $(41,073)       $(7,202)         $(3,613)
                        ======   =========  =========   ========  =======  ==========   ===========     =========       -----------

                     The accompanying notes are an integral
                  part of the consolidated financial statements


                                           COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)
                                                                                             Three Months Ended December 31,
(thousands of dollars)                                                                           1997                1998
----------------------------------------------------------------------------------------- ------------------- -------------------
     Cash flows from operating activities:
     Net loss                                                                                        $(1,116)            $(4,737)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                                      65                 436
       Write-down (write-up) of notes receivable - related parties                                      (293)                571
       Interest expense related to amortization of value of common stock warrants                         --                  82
       Interest expense based upon issuance of convertible debt and warrants at a                      1,112                  --
        discount
       Amortization of deferred compensation from stock options                                          207                 162
       Losses applicable to minority interests in subsidiaries                                           (86)                 --
       Decrease from changes in assets and liabilities, net of effects from investing
             and financing activities                                                                   (858)               (660)
                                                                                          ------------------- -------------------
   Net cash used in operating activities                                                                (969)             (4,146)
                                                                                          ------------------- -------------------

   Cash flows from investing activities:
        Purchase of property, plant and equipment and facilities held for sale                        (4,978)               (410)
        Purchase of rights to technology                                                                  --                (100)
        Issuance of notes receivable                                                                    (812)                 --
        Payments on notes receivable - related parties, current                                           --                  54
        Purchase of restricted investment                                                                 --                (143)
                                                                                          ------------------- -------------------
   Net cash used in investing activities                                                              (5,790)               (599)
                                                                                          ------------------- -------------------

   Cash flows from financing activities:
       Proceeds from issuance of notes payable                                                         3,095               1,049
       Payments on notes payable - related parties                                                       (56)                (78)
       Proceeds from issuance of preferred stock, net                                                     90                  --
       Proceeds from issuance of common stock, net                                                       836               3,774
       Proceeds from receivable - stock subscriptions                                                    577                  --
       Other                                                                                               2                 (52)
                                                                                          ------------------- -------------------
   Net cash provided by financing activities                                                           4,544               4,693
                                                                                          ------------------- -------------------

   Net decrease in cash and cash equivalents                                                          (2,215)                (52)

   Total cash and cash equivalents, beginning of period                                                4,780                 727
                                                                                          ------------------- -------------------

   Total cash and cash equivalents, end of period                                                     $2,565               $ 675
                                                                                          =================== ===================

   Supplemental schedule of non-cash investing and financing activities:
        Common stock issued for purchase of minority interests in subsidiaries                         $  --               $ 519
        Common stock issued on conversion of preferred stock and accrued but undeclared
             dividends                                                                                    --               2,159
        Common stock issued for rights to technology                                                      --                 375
        Note payable issued for inventory                                                                400                  --
        Note payable issued for equipment                                                              1,971                  --

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

1.   Nature of Operations and Basis of Presentation

     Covol's primary business is to commercialize its binder technologies used to recycle waste by-products from the coal, steel and other industries into marketable fuel and resources. Through June 30, 1998, Covol's focus was on the construction of facilities and the licensing of its binder technologies to companies that constructed facilities that convert coal fines into synthetic fuel briquettes. At December 31, 1998, Covol and its licensees were operating 24 of these facilities in eight states at various levels of production. The four Covol-owned facilities are expected to be sold in 1999. Covol has no current plans to construct additional synthetic fuel facilities.

     Covol anticipates that earned license fees or royalties from the production and sale of synthetic fuel will continue to increase during 1999. As production levels increase, sales of the binder materials by Covol to its licensees are expected to increase proportionately. Covol also anticipates receiving the final amounts of advance license fees totaling approximately $4,000,000 during 1999. Funds received by Covol from these activities are not expected to be sufficient to cover Covol's operating costs and expenses until the third quarter of 1999. Covol anticipates that these operating activities will be producing operating cash flow by the end of 1999.

     To provide funding for Covol's operations and debt repayment requirements during early 1999, Covol will utilize proceeds from financing transactions and excess proceeds from the sale of facilities. During November 1998, Covol issued common stock and common stock warrants for total net proceeds of approximately $3,729,000. During January 1999, Covol issued convertible preferred stock and warrants for total net proceeds of approximately
     $900,000. Covol is presently negotiating and finalizing definitive agreements with respect to previously negotiated term sheets for the sale of up to $16,000,000 of additional convertible preferred stock, which financing is expected to close in February 1999. Covol believes the funds raised in these financings and others, if necessary, excess proceeds from the sale of facilities, and payments for license fees and binder sales will be sufficient to fund Covol's operations and debt repayment requirements until its operating activities begin producing positive cash flow.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Covol's Annual Report on Form 10-K for the year ended September 30, 1998.

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

     Certain prior period amounts have been reclassified to conform to the December 31, 1998 presentation. These reclassifications had no effect on net loss or total assets.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                   ----------

2.   Advances on Inventories

     During 1997, Covol entered into an agreement to purchase coal fines and through December 31, 1998 has made payments totaling approximately
     $3,125,000, of which $221,000 has been transferred to cost of coal briquetting operations. The net amount paid has been recorded as advances on inventories. Covol expects to utilize some of these coal fines during 1999, at which time the related costs will be expensed.

     Under the agreement, Covol is obligated to pay a total of $5,500,000 between February 1997 and May 2000 for the removal of 2 million tons of coal fines (a price of $2.75 per ton) from the property. Quarterly payments of approximately $396,000 are required under the agreement. The agreement also provides for removal of an additional 500,000 tons at $2.75 per ton. No payment is required for removal of any coal fines in excess of 2.5 million tons.

3.   Change in Carrying Value of Note Receivable

     During the three months ended December 31, 1998, Covol increased the allowance on the $5,000,000 face value note receivable from a stockholder received from the 1996 sale of certain construction companies by approximately $571,000, which adjusted the carrying value to $1,038,000 as of December 31, 1998. During the three months ended December 31, 1997, Covol decreased the allowance by approximately $293,000. The changes in the allowance were based solely on changes in the market value of Covol's common stock and common stock options held as collateral for the note receivable. The note is guaranteed by the buyer, who is the sole stockholder of the construction companies, by 150,625 shares of Covol's common stock held by Covol, and by options expiring in January 2006 to acquire 25,000 shares of Covol's common stock committed by the stockholder to be provided to Covol. The allowance is subject to future fluctuations in the value of Covol's common stock. In February 1999, Covol received an interest payment of $75,000 from the Note holder.

4.   Notes Payable

    Notes payable consist of the following:

                                                                                             September 30,        December 31,
   (thousands of dollars)                                                                        1998               1998
  ---------------------------------------------------------------------------------------- ------------------ ------------------
  Note payable to a corporation bearing interest at prime (7.75% at December 31,
  1998) plus 2%,  collateralized by plant and equipment,  principal and interest
  due December 1999.                                                                                 $ 2,900             $2,900

  Note payable to the same corporation  referred to in the preceding  paragraph,
  bearing   interest  at  6%,   principal   and  interest   due  October   1999,
  collateralized by a coal wash plant in Utah.                                                         4,263              4,276

  Notes  payable  to a  corporation,  bearing  interest  at 6%.  50% of  accrued interest due February  1999 and balance of accrued  interest and principal due
  February 2001. Collateralized by a synthetic fuel facility in West Virginia,
  held for sale.                                                                                       6,680              6,680


                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                   ----------

4.    Notes Payable, continued

                                                                                            September 30,    December 31, 1998
    (thousands of dollars, except per-share data)                                               1998
    ------------------------------------------------------------------------------------- ------------------ -------------------
    Note payable to a limited liability company issued in conjunction with funds advanced for the construction of a synthetic fuel facility in West Virginia, held for sale. As of September 30, 1998, the loan was  collateralized by the facility, bore no interest and was originally due at the earlier of the sale of the facility or January 1999. In December 1998,  this entity modified the terms of the note and  agreed  to loan to  Covol  additional  amounts  up to
    $1,500.  This entity had an option to purchase the  facility,  which expired unexercised  in January  1999 (see Note 8).  Covol agreed to pay interest on all outstanding amounts at a rate of 10%, payable monthly through June 1999.
    Beginning  July 1999  through  May 2000,  monthly  payments  of $350 will be required,  with all unpaid principal and interest due June 2000. Also, Covol granted  additional  collateral  to the  corporation  in the form of certain license fees receivable by Covol from other synthetic fuel facilities.
                                                                                                       8,242              8,895

    Note payable to a corporation,  bearing interest at 15%, collateralized by a synthetic  fuel  facility  in  Pennsylvania,  held for sale,  and due at the
    earlier of the sale of the facility or August 1999.                                                5,800              5,800

    Note  payable  to a  corporation  bearing  interest  at 22%,  due June 1999, collateralized by a promissory note receivable and by certain future license fees  receivable  by Covol.  Warrants to purchase  100,000  shares of common stock  were  granted  in October  1998  based on the  outstanding  principal balance.  The warrants have an exercise price of $7.44 per share,  expire in
    October 2000 and were valued at approximately  $247,000. A member of Covol's
    Board of Directors is affiliated with this corporation.                                            4,000              4,000

    Note payable to the same corporation referred to in the preceding paragraph, bearing  interest at 14%.  Principal  and accrued  interest  due March 1999,
    collateralized  by certain  future license fees  receivable by Covol.                              4,000              4,000

    Other                                                                                                 94                487
                                                                                          ------------------- ------------------
                                                                                                      35,979             37,038
         Less: current portion                                                                        22,049             23,065
                                                                                          =================== ==================
         Total non-current                                                                           $13,930            $13,973
                                                                                          =================== ==================

   Substantially all of Covol's property, plant and equipment and facilities held for sale are collateral for the notes payable. The weighted average interest rate on notes payable was 8.5% at September 30, 1998 and 11.4% at December 31, 1998.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                   ----------

4.  Notes Payable, continued

   Interest Costs

   During the three months ended December 31, 1998, Covol incurred total interest costs of approximately $1,036,000 (including approximately $82,000 of amortization of value of common stock warrants issued under terms of an existing agreement), none of which were capitalized. During the three months ended December 31, 1997, Covol incurred total interest costs of approximately $1,397,000 (including approximately $1,112,000 of non-cash interest expense resulting from issuance of convertible debt at a discount), of which approximately $285,000 was capitalized.

5.   Basic and Diluted Loss per Share

  (thousands of dollars and shares, except per-share data)                                   1997               1998
  ----------------------------------------------------------------------------------- ------------------- ------------------

  Numerator:
     Net loss                                                                                   $(1,116)           $(4,737)
     Preferred stock dividends (undeclared)                                                         (88)               (60)
                                                                                      =================== ==================
     Net loss attributable to common stockholders                                               $(1,204)           $(4,797)
                                                                                      =================== ==================

  Denominator - weighted average shares outstanding                                                9,194             11,976
                                                                                      =================== ==================

  Basic and diluted net loss per share                                                            $(.13)             $(.40)
                                                                                      =================== ==================

6.  Equity Transactions

     Purchase of Limited Partners' Interests in Subsidiaries

   In 1996, Covol formed two limited partnerships, Alabama Synfuel #1 Ltd. and Utah Synfuel #1 Ltd., to assist with the financing of construction at two synthetic fuel manufacturing facilities. These two facilities have been sold and are now owned by Birmingham Syn Fuel, L.L.C. and Coaltech No. 1 L.P. In September 1998, Covol offered the limited partners in Alabama Synfuel #1 and Utah Synfuel #1 an exchange of Covol's common stock for their limited partnership interests. The exchange ratio was based in part on an independent valuation of the limited partnerships' assets and other factors including but not limited to current and future expected cash flows of the partnerships and the market value of Covol's common stock at the date of the offer, which was $9.00 per share. As of November 10, 1998, all of the limited partners in Utah Synfuel #1 and all but one of the limited partners in Alabama Synfuel #1 had agreed to exchange their limited partnership interests for shares of Covol's common stock, and accordingly Utah Synfuel #1 became a wholly-owned subsidiary of Covol and Alabama Synfuel #1 became a 98%-owned subsidiary of Covol. Covol recorded this exchange using the market values of Covol's common stock on the dates the limited partners tendered acceptance of Covol's offer. These market values ranged from $6.75 to $11.13 per share. The excess of the value of the consideration paid for the purchase of the limited partners' interests in subsidiaries over the fair values of the related assets, which fair values approximated their carrying cost, was recorded as an intangible asset.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                   ----------

6.  Equity Transactions, continued

    Sale of Common Stock

    During November and December 1998, Covol completed a sale of 745,875 units at $5.00 per unit, for total proceeds of approximately $3,729,000. Each unit consisted of one share of restricted common stock, plus a warrant to purchase one additional share of restricted common stock at an exercise price of $7.50 per share. The warrants expire in November 1999 if not exercised. Covol provided piggyback registration rights for the restricted common shares and the shares issuable upon exercise of the warrants.

    Technology Acquisition

    Effective in November 1998, Covol acquired a coal-based synthetic fuel technology, and related licensing and patent rights for $100,000 in cash, 60,000 shares of restricted common stock valued at $375,000 and a commitment to make installment payments of $5,000 per month for 60 months if certain events occur. This acquisition transferred to Covol patent ownership and licensor rights and obligations to existing license agreements with a company that sublicensed the technology to a developer of four synthetic fuel facilities. In connection with the acquisition of the technology, Covol entered into a consulting agreement with the previous owner of the patent rights to provide consulting services related to iron revert, coke, charcoal, waste recycling, and other related applications. The consulting agreement provides for monthly payments of $7,500 through November 2001. The total cost of $475,000 is being amortized on a straight-line basis over approximately nine years.

    Preferred Stock Conversion

    In October 1998, a total of approximately 308,000 shares of the common stock were issued on conversion of approximately 286,000 shares of series B preferred stock and related accrued but unpaid dividends.

    Return of Stock Issued to Director

    Covol previously issued 34,000 shares of common stock to a director as compensation for services and financial assistance. Following negotiations between Covol and this director, 14,000 shares of stock were cancelled in December 1998. Reference is made to paragraph 7 in "Recent Sales of Unregistered Securities" in Part II, Item 1. for a more detailed description of this transaction.

    Stock Options

    During the quarter ended December 31, 1998, Covol granted options for the purchase of a total of 322,000 shares of common stock. Options for the purchase of 150,000 shares of common stock were granted to three officers and options for the purchase of 172,000 shares were granted to four independent directors. In addition to these grants, in January 1999, Covol granted options for the purchase of 60,000 shares of common stock to four individuals for services rendered in connection with the financing of a synthetic fuel facility pursuant to a consulting arrangement originally entered into in 1997 and revised in August 1998. In December 1998, three officers exercised options for the purchase of 30,000 shares of common stock, for which Covol received proceeds of $45,000.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                   ----------
7.  Commitments and Contingencies

    Commitments and contingencies as of December 31, 1998 not disclosed elsewhere, are as follows:

    Letters of Credit

    During fiscal 1998, Covol entered into letter of credit arrangements with a bank that provide for the issuance of letters of credit totaling up to $938,000. As of December 31, 1998, there was $698,000 of outstanding letters of credit. Certificates of deposit totaling $698,000 that are included in restricted investments in the accompanying balance sheet collateralize these arrangements.

    Legal or Contractual Matters

    Included in accrued liabilities at September 30, 1998 and December 31, 1998 is $755,000 related to construction contracts that contain a "failure to proceed" liability clause.

    In December 1996, Covol entered into indemnification agreements in connection with construction contracts for certain synthetic fuel facilities entered into between the construction contractor and independent third parties. These contracts call for liquidated damages of $750,000 per contract if construction of the facilities were not completed by June 1, 1998. Covol indemnified the contractor for these potential liabilities. The maximum contingent liability Covol may have under these indemnification agreements would be $2,250,000. The contractor and the contracting party have initiated arbitration against each other including claims for liquidated damages. Covol is closely monitoring the arbitration and believes that payment of a material amount by Covol is unlikely.

    In March 1997, Covol sold the Utah Synfuel #1 facility to Coaltech. In connection with this sale, Utah Synfuel #1 licensed Coaltech to use Covol's binder technologies for an advance license fee of $1,400,000 and an earned license fee that is payable quarterly and is based upon briquette production and sales from the Utah Synfuel #1 facility. Covol contracted with Coaltech to operate the facility for which Covol receives a quarterly fee, which is also based upon briquettes produced and sold. Coaltech has an option wherein they can require Covol to purchase this facility under certain conditions for a price equal to fair market value, but not to exceed 50% of the amounts paid to Covol by Coaltech. Additionally, Covol entered into a supply and purchase agreement wherein Covol agreed to provide coal fines to Coaltech for processing into synthetic fuel at a price equal to its cost. Covol agreed to purchase from Coaltech the synthetic fuel produced at Coaltech's cost plus one dollar per ton. Based upon expected manufacturing costs and current coal prices, Covol expects to incur a loss under this supply and purchase agreement which will reduce the earned license fees received. Covol believes that in total the earned license fees will exceed the losses incurred under the supply and purchase agreement. Because of the initial expected losses under this supply and purchase agreement, revenue recognition of the advance license fee has been deferred as of September 30, 1998 and December 31, 1998.

    In June 1996, Covol formed Alabama Synfuel #1 to construct a synthetic fuel facility. In connection with the construction of this facility, Covol entered into a supply agreement for coal fines to be used at the facility, under which Covol was obligated to purchase a minimum of 20,000 tons of coal fines per month through December 2001. Covol assigned this agreement to the purchaser of the facility and accordingly, has no ongoing obligation. Covol has a dispute with the provider of the coal fines, the resolution of which is not expected to have a material impact on Covol.

    In May 1995, Covol entered into an agreement with Geneva Steel Company to build and operate a commercial briquetting plant. The facility is not currently operational and is expected to be moved from the Geneva site in the near future. Covol may use this equipment for the production of synthetic fuel or for testing purposes.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                   ----------

7.  Commitments and Contingencies, continued

    Legal or Contractual Matters, continued

    In December 1996, Covol entered into license agreements with affiliates of Pace Carbon Fuels, L.L.C. (collectively "Pace") for the use of Covol's binder technologies at four synthetic fuel manufacturing facilities developed by Pace. In 1998 Pace requested a reduction in the license fees payable to Covol under the license agreements. Upon condition of immediate payment by Pace of advance license fees, Covol agreed to a reduction in future earned license fees. This reduction was accomplished by a ten-year loan agreement whereby Covol would loan to Pace up to $750,000 each quarter beginning in November 1998. Covol's loan to Pace will be repaid at the end of the ten years only if the Pace projects have accumulated sufficient prescribed earnings. Revenues from earned license fees will be recognized by Covol only to the extent that amounts exceed the loan commitment. Pace has requested two quarterly loans totaling $1,500,000. Covol believes that its current loan obligation to Pace is limited to the earned license fees receivable by Covol for the quarters ended September 30, 1998 and December 31, 1998, which amounts are believed to be approximately $612,000 in total.

    In January 1996, a manager of Covol entered property owned by Nevada Electric Investment Company, a subsidiary of Nevada Power Corporation, in connection with an offer by Covol to purchase the property, and with certain other employees of Covol, removed some asbestos over a two-day period. In May 1996, Covol received a notice of violation and order for compliance from the State of Utah, Division of Air Quality alleging that asbestos was improperly handled, removed, and disposed of. Covol complied with the order and in September 1996 entered into a settlement agreement with the State of Utah and paid a fine in the amount of $11,000. In late 1997, the U.S. Environmental Protection Agency began its own investigation, referring the matter to the U.S. Attorney's office which proceeded with a grand jury inquiry. Covol was served in September 1998 with a grand jury subpoena for records, with which Covol has complied. Covol does not know the results of the grand jury inquiry or whether the inquiry is completed. Covol does not believe that the resolution of this matter will have a material adverse effect on Covol.

    As of  September  30,  1998  and  December  31,  1998,  Covol  has  recorded liabilities to The Industrial Company ("TIC") totaling approximately $735,000. In November 1998, Covol was served with liens from TIC in amounts totaling approximately $1,150,000 for construction payments TIC claims are due for certain synfuel facilities. Covol is negotiating with TIC for the settlement and release of the liens and believes that payment of a material amount beyond what has been accrued by Covol is unlikely.

    In September 1996, Covol entered into an agreement with Coalco Corporation whereby Coalco was to advise Covol with respect to the financing and sale of certain synthetic fuel manufacturing facilities. To date, Covol has paid Coalco approximately $347,000 pursuant to the agreement. A dispute has arisen between Covol and Coalco about services rendered or to be rendered by Coalco and the amount and timing for payment for such services. Covol and Coalco are negotiating to attempt to resolve their differences. The potential liability to Covol, if any, is not known. While Covol's management believes the dispute will be resolved and will not have a significant financial impact, it can give no assurance as to the ultimate effect on Covol. Pelletco, an affiliate of Coalco, is a licensee of Covol.

    Covol is also involved in several legal proceedings that have arisen out of the normal course of business. Covol believes that many of these claims are without merit and in all cases intends to vigorously defend their position. Management does not believe that the outcome of these activities will have a significant effect upon the operations or the financial position of Covol.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                   ----------


7.  Commitments and Contingencies, continued

    Employment Contract

    In January 1999, Covol entered into an employment agreement with an officer. This agreement has a term of three years and provides for annual salaries and benefits ranging from approximately $107,000 to $142,000. The agreement provides for termination benefits under specific conditions of an amount equal to one year's annual base salary.

8.  Events Subsequent to December 31, 1998

    Events subsequent to December 31, 1998 not disclosed elsewhere are as follows:

    Sale of Series C Convertible Preferred Stock

    During January 1999, Covol completed a financing transaction with a stockholder that consisted of the sale of 1,000 shares of a new series of non-voting preferred stock, designated as Series C 7% Convertible Preferred Stock. Covol received $900,000 in net proceeds from the issuance of this preferred stock, which has the following rights and privileges:

    o Dividends on the preferred stock are cumulative and accrue whether or not they have been declared or whether Covol has any profits. The dividend rate is 7% per year of the liquidation value of $1,000 per share.
    o The preferred stock is convertible into common shares in incremental stages beginning April 1999 through July 1999, at which time all of the outstanding shares may be converted to common stock. The number of common shares to be received upon conversion is determined by multiplying the number of preferred shares by $1,000 and dividing that number by the conversion price (currently $5.50 per share, subject to adjustment). Upon conversion, all accrued and unpaid dividends will be paid or converted into shares of common stock.
    o Covol may at its option redeem the outstanding preferred stock beginning July 1999 for a redemption price equal to 125% of the liquidation value plus any accrued and unpaid dividends thereon.

    Warrants for the purchase of 72,727 shares of common stock were issued in conjunction with this preferred stock. These warrants are exercisable from April 1999 through July 2001 at an exercise price of $6.88 per share, subject to adjustment. The exercise deadline for certain other warrants with an exercise price of $7.00 per share held by this stockholder were extended to June 2000 and certain additional warrants with an exercise price of $30.00 per share were relinquished and have been cancelled. Covol granted registration rights for the restricted common shares issuable upon conversion of the preferred stock or upon exercise of the common stock warrants.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                   ----------

7.  Commitments and Contingencies, continued

    Other

    Covol is presently finalizing definitive agreements with respect to previously negotiated term sheets for the sale of up to $16,000,000 of additional convertible preferred stock, which financing is expected to close in February 1999.

    In May 1998, Covol entered into a construction and operation financing agreement and a purchase option agreement to sell the Mountaineer synthetic fuel facility to Mountaineer Synfuel, L.L.C., a Delaware limited liability company. The purchase option expired unexercised on January 29, 1999. Under the financing agreement, Covol is obligated to repay the loan (approximately $8,895,000 at December 31, 1998 and $9,191,000 at January 29, 1999) with ten percent interest in monthly interest only installments through June 1999 and monthly principal and interest installments thereafter of $350,000, with a balloon payment on June 30, 2000. Alternatively, if Covol sells the facility before the loan repayment date, Covol must repay the loan from sale proceeds. Covol continues to operate the project under contract with Savage Industries Inc. Anker Energy Corporation supplies the facility with feedstock and provides marketing services for the synthetic fuel produced. Covol is actively seeking a purchaser for the Mountaineer facility and expects the facility to be sold in its fiscal year 1999. However, Covol cannot give assurance that it will successfully sell the facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto.

Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997

         Revenues. Total revenues for the three months ended December 31, 1998 ("1998") increased by $114,000 to $1,155,000 as compared to $1,041,000 for the three months ended December 31, 1997 ("1997"). During 1998, Covol recognized license fees totaling $474,000 while license fees of $1,000,000 were recognized during 1997. The license fees in 1998 consisted solely of earned license fees or royalty payments, substantially all of which were from a single licensee, while the license fees in 1997 consisted solely of one-time advance license fees. Earned license fees or royalty payments are due quarterly based upon synthetic fuel produced and sold as reported to Covol by its licensees. Advance license fees are normally due when construction of the related synthetic fuel facility begins, when construction is completed, or when certain construction milestones or other specified conditions are met. Covol expects to receive approximately $4,000,000 of additional advance license fees during 1999 upon the sale of certain synthetic fuel facilities currently owned by Covol and upon the achievement of certain production levels at two of the synthetic fuel facilities. Earned license fees or royalty payments are expected to increase at a moderate level in the near term with significant increases expected during mid to late 1999.

         Covol provides binder material to its licensees either at a fixed price or at Covol's cost plus a contracted markup. Covol purchases binder material under a long-term contract with a large chemical company. Total binder sales during 1998 were $533,000 with a corresponding direct cost to Covol of $376,000. Covol had sales of binder and coal fines to a related party during 1998 totaling $141,000 compared to $7,000 during 1997. These revenues resulted primarily from coal fines that were sold to the related party at Covol's cost as provided for under the binder and license agreement with this party.

         Covol expects an increase during 1999 of production of synthetic fuel by its licensees as licensees improve production capability and establish marketing agreements for end product. This will result in a corresponding increase in earned license fees or royalty payments and sales of binder products. However, Covol cannot assure increases in license fees, royalty payments, and binder sales because Covol licensees must successfully obtain adequate feedstock coal fines, process fines into synthetic fuel, and develop markets for synthetic fuel. Covol believes that its licensees have made significant progress in these areas during the quarter ended December 31, 1998, but continued success cannot be assured.

         Operating Costs and Expenses. Operating costs and expenses increased by $3,579,000 to $5,140,000 during 1998 from $1,561,000 during 1997. Cost of coal briquetting operations accounted for most of this variance as these costs increased $3,063,000 from $457,000 during 1997 to $3,520,000 during 1998. During
1998, Covol incurred significantly higher operating expenses in connection with the continued refinement and commercialization of the briquetting process in connection with the 24 facilities placed in service during 1998, and in particular the four facilities owned by Covol which are currently held for sale. These expenses primarily related to labor and operating expenses at the four Covol synthetic fuel facilities and the wash plant and synthetic fuel plant located in Utah, discussed below, costs incurred in providing assistance to Covol's licensees during the ramp-up of their synthetic fuel facilities, and increased personnel costs. Covol expects to continue incurring losses into 1999 until the four facilities which it owns are sold, but expects to realize a gain from these sales.

         Covol operates one of the synthetic fuel facilities for Coaltech, a partnership for which Covol is the general partner. Under this operating agreement, Covol is contractually obligated to purchase all of the synthetic fuel produced by Coaltech at cost plus $1 per ton. Production of synthetic fuel from this facility during 1998 was not significant and accordingly, the cost per ton is well in excess of the current market value. These costs and the corresponding write-down of this inventory to its market value are included in the cost of coal briquetting operations. The write-down was approximately $1,150,000 during 1998 and $240,000 during 1997. Covol expects the excess cost per ton to decrease in 1999 as production volumes increase.

         Selling, general and administrative expenses increased $188,000 or 25% to $929,000 during 1998 from $741,000 for 1997. The largest components of selling, general and administrative expenses for both periods were payroll, professional services and travel expenses. Payroll costs increased approximately $45,000 and professional services increased approximately $172,000, while travel costs decreased approximately $37,000. Most of the increase in professional services was due to increased legal costs.

         Research and development costs decreased marginally during 1998. Covol expects that research and development costs will increase in 1999 as Covol focuses resources on further refinement of its binder technologies relative to the synthetic fuel industry and the application of its binder technologies into other areas.

         Compensation expense on stock options, stock warrants, and issuance of common stock decreased $45,000 to $162,000 for 1998 from $207,000 for 1997. This expense relates to options granted in prior periods that vest over several years and the compensation value that is being recognized as an expense over the vesting period. This amount is expected to remain relatively level.

         Other Income and Expense. During 1998, Covol had net other expenses of $752,000 compared to $596,000 for 1997. This increase of $156,000 relates primarily to a change between periods of $864,000 in the mark-to-market adjustment of the carrying value of related party notes receivable collateralized by common stock, offset in part by an increase in interest income of $709,000.

         During 1996, Covol sold certain construction companies and received as consideration a $5,000,000 note receivable ("Note") with interest at 6% payable over five years. It was determined that the Note should be discounted to an appropriate market rate and accordingly, the Note was discounted at 10.25% resulting in a discount of $1,281,000. The Note is guaranteed by the buyer of the construction companies and is collateralized by stock and stock options of Covol. Accordingly, the Note is "marked to market" each quarter based upon the market value of Covol's common stock and is reflected in the balance sheet at the underlying value of the collateral. This adjustment resulted in a write-down of $571,000 during 1998, compared to a write-up of $293,000 during 1997. A $515,000 payment on the Note was due in January 1999, of which $75,000 was received. The balance of the January payment is expected to be received in the quarter ending March 31, 1999. As of December 31, 1998 the Note had a carrying value of $1,038,000. Included in interest income for 1998 is $515,000 related to this Note.

         Interest expense in 1997 consisted solely of expense based upon the issuance of convertible debt and warrants at a discount. During December 1997, Covol executed an amendment to a loan agreement with a licensee, which provided funding for completing construction of a synthetic fuel facility in Alabama and acquiring coal fines and for other purposes related to the facility. The modification increased the amount available for borrowing with a provision that borrowings were convertible into common stock under the same terms as the original agreement. Based on the revised terms, an expense of approximately $714,000 was recognized during the quarter for conversion rights issued at a price below market. In October 1997, Covol entered into an agreement with another licensee whereby the licensee agreed to finance a wash plant being constructed by Covol to provide washed coal fines to a synthetic fuel facility in Utah. As additional consideration to the licensee for the financing arrangement, Covol granted warrants to purchase Covol common stock, resulting in the recognition of approximately $398,000 of interest expense in that quarter. Interest expense in 1998 consists of interest accrued on notes payable used to finance the construction of synthetic fuel facilities held for sale and for operating needs and includes $82,000 of amortization of value of common stock warrants issued under terms of an existing debt agreement. Interest expense is expected to decrease after the repayment of debt related to facilities held for sale.

         During September 1998, Covol offered the limited partners of Utah Synfuel #1 and Alabama Synfuel #1 common stock of Covol in exchange for their limited partnership interests. These exchanges, most of which were accounted for in September 1998, were substantially completed by November 1998, at which time Utah Synfuel #1 became a wholly-owned subsidiary of Covol and Alabama Synfuel #1 became a 98%-owned subsidiary of Covol. As a result of these exchanges, minority interest in the losses of consolidated subsidiaries decreased from approximately $86,000 in 1997 to approximately $0 in 1998. Covol believes the combined operations of these partnerships will result in operating losses in the near-term future, which losses will be included in Covol's statement of operations.

         Net loss. For 1998, the net loss increased by $3,621,000 from $1,116,000 for 1997 to $4,737,000. The increase is primarily due to the significant increase in the cost of briquetting operations, which was partially offset by increased interest income as discussed previously. Covol did not recognize any income tax benefit in 1998 or 1997 since the realization of its deferred tax asset, consisting primarily of net operating loss carryforwards, depends on generation of future taxable income.

Liquidity and Capital Resources

         Liquidity. During the fiscal year 1998, Covol and its licensees completed the construction of and began operations at 24 synthetic fuel facilities. Covol currently owns four facilities which it constructed and which are either under option to purchase or are being offered for sale. Covol anticipates sale of these facilities during the year ending September 30, 1999. The majority of the funds received from sale of these facilities will be used to retire debt that was incurred principally in connection with the construction and operation of these facilities and activities relative to the completion of the other synthetic fuel facilities.

         Net cash used in operating activities increased by $3,177,000 to $4,146,000 during 1998 from $969,000 during 1997. Covol was able to fund its operating activities, including the continued refinement and commercialization of its patented binder technologies, through the incurrence of debt and the issuance of convertible preferred stock, common stock and related common stock warrants. During 1998, proceeds from the issuance of notes payable totaled approximately $1,049,000 and issuances of common stock totaled $3,774,000.

         Capital Resources. During the quarter ended December 31, 1998, Covol used net cash in its investing activities totaling $599,000 compared to $5,790,000 for 1997. These uses consisted principally of purchases of property, plant and equipment. In 1997, a major portion of the purchases related to the four facilities currently held for sale. Covol believes that funds required for investing activities will be significantly less during 1999 because the construction of facilities that produce synthetic fuel that qualifies for federal income tax credits under Section 29 of the IRC were completed during fiscal 1998.

         Covol anticipates that earned license fees or royalties from the production and sale of synthetic fuel will continue to increase during 1999. As production levels increase, sales of the binder materials by Covol to its licensees are expected to increase proportionately. Covol also anticipates receiving the final amounts of advance license fees totaling approximately $4,000,000 during 1999. Funds received by Covol from these activities are not expected to be sufficient to cover Covol's operating costs and expenses until the third quarter of 1999. Covol anticipates that these operating activities will be producing operating cash flow by the end of 1999.

         To  provide   funding  for  Covol's   operations   and  debt  repayment
requirements during early 1999, Covol will utilize proceeds from financing transactions and excess proceeds from the sale of facilities. During November 1998, Covol issued common stock and common stock warrants for total net proceeds of approximately $3,729,000. During January 1999, Covol issued convertible preferred stock and warrants for total net proceeds of approximately $900,000. Covol is presently negotiating and finalizing definitive agreements with respect to previously negotiated term sheets for the sale of up to $16,000,000 of additional convertible preferred stock, which financing is expected to close in February 1999. Covol believes the funds raised in these financings and others, if necessary, excess proceeds from the sale of facilities, and payments for license fees and binder sales will be sufficient to fund Covol's operations and debt repayment requirements until its operating activities begin producing positive cash flow.

Forward Looking Statements

         Statements in this Item 2 regarding Covol's expectations as to the financing, development and operation of facilities utilizing Covol's binder technologies, the receipt of licensing and royalty fees, revenues, the receipt of fees for sale of binder materials, and other information presented herein that are not purely historical by nature, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Covol believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting Covol's industry or the coal industry or the economy generally, factors which could cause actual results to differ from expectations set forth in the above-identified forward looking statements include in part, the following:

   o the ability of licensees to produce and sell synthetic fuel at or near the rated capacity of the synthetic fuel facilities;
   o     ability to obtain  needed additional  capital on  terms  acceptable  to
         Covol;
   o changes in governmental regulation or failure to comply with existing regulations which may result in operational shutdowns of its facilities; and
   o     the availability of tax credits under Section 29 of the tax code.

         See "ITEM 1. BUSINESS--Forward Looking Statements" in Covol's Annual Report on Form 10-K for the year ended September 30, 1998 for a description of additional factors which could cause actual results to differ from expectations.

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

         During fiscal year 1998, Covol upgraded its network operating system and believes that system is Year 2000 compliant and that any additional upgrading to that system will not be significant. Covol utilizes computer applications in the finance and accounting departments and in the corporate office that utilize a two-digit date that will need to be upgraded in order to be Year 2000 compliant. Covol has contacted the providers of this software and they have indicated that Year 2000 compliant software will be available in early 1999. Covol believes the cost to purchase this upgraded software and to convert the applicable applications to this new software will be less than $50,000. Covol anticipates that this conversion will be completed by June 30, 1999.

Other Items

         Covol has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of Covol. Based on that review, Covol believes that none of these pronouncements will have any significant effects on current or future financial position or results of operations.


                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Asbestos Investigation. In January 1996, a manager of Covol entered property owned by Nevada Electric Investment Company, a subsidiary of Nevada Power Corporation, in connection with an offer by Covol to purchase the property, and with certain other employees of Covol, removed some asbestos over a two-day period. In May 1996, Covol received a notice of violation and order for compliance from the State of Utah, Division of Air Quality alleging that asbestos was improperly handled, removed, and disposed of. Covol complied with the order and in September 1996 entered into a settlement agreement with the State of Utah and paid a fine in the amount of $11,000. In late 1997, the U.S.

Environmental Protection Agency began its own investigation, referring the matter to the U.S. Attorney's office which proceeded with a grand jury inquiry. Covol was served in September 1998 with a grand jury subpoena for records, with which Covol has complied. Covol does not know the results of the grand jury inquiry or whether the inquiry is completed. Covol does not believe that the resolution of this matter will have a material adverse effect on Covol.

         Indemnification to Centerline. In December 1996, Covol entered into six indemnification agreements with Centerline whereby Covol agreed to indemnify Centerline should it be required to pay liquidated damages to PacifiCorp under various design and construction agreements for six synthetic fuel facilities. Under the original terms of the various design and construction agreements, if the facilities were not completed by June 1, 1998 then $750,000 in liquidated damages for each facility would be due and payable by Centerline. The indemnification agreement only applied if PacifiCorp actually decided to build the facilities with Centerline as the design/builder. PacifiCorp elected to not build three of the projects, and therefore the indemnity agreement with respect to those facilities no longer applies. Accordingly, the maximum amount of contingent liability to Covol under the indemnification agreements is $2,250,000 ($750,000 per design and construction agreement). Counsel for Centerline has notified Covol that a dispute exists between Centerline and PacifiCorp, which may require indemnification by Covol. Covol has been advised that the dispute is proceeding to arbitration.

ITEM 2.     CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

         The following sets forth all securities issued by Covol within the past fiscal quarter and subsequent to December 31, 1998 without registering the securities under the Securities Act of 1933, as amended. No underwriters were involved in any stock issuances.

         The issuance of qualified options is required to be based on market value. Accordingly, the exercise price is set based on the market price of Covol's common stock, even though the options convert into restricted stock.

         Covol believes that the following issuances of shares of common stock or securities for contingently issuable common stock were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the exemption set forth in Section 4(2) or 4(6) thereof or Regulation D promulgated thereunder and the certificate for each security bears a restrictive legend. Each investor made representations to Covol that it was accredited as that term is defined in Regulation D and that the security was acquired for investment purposes.

         In 1996, Covol formed two limited partnerships, Alabama Synfuel #1 Ltd. and Utah Synfuel #1 Ltd., to assist with the financing of construction at two synthetic fuel manufacturing facilities. These two facilities have been sold and are now owned by Birmingham Syn Fuel, L.L.C. and Coaltech No. 1 L.P. On September 9, 1998, Covol offered the limited partners in Alabama Synfuel #1 and Utah Synfuel #1 an exchange of Covol's common stock for their limited partnership interests. The exchange ratio was based in part on an independent valuation of the limited partnerships' assets and other factors including but not limited to current and future expected cash flow of the partnerships and current market values of Covol's common stock as quoted on NASDAQ. The exchange ratio for Utah Synfuel #1 was 112.828 shares of common stock per each limited partnership unit and 125.97 shares for each Alabama Synfuel #1 limited partnership unit. The limited partnerships' units originally sold for $1,000 per unit.

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

         In March 1996, Raymond G. Weller made a personal loan of $459,250 to Covol at the request of Covol's then CEO and CFO at a time when Covol was in great financial need. This loan was repaid in 1996 through the issuance of Covol common stock to Mr. Weller. It appears that the then management committed Covol to issue to Mr. Weller up to 34,000 shares of Covol common stock as compensation for the personal risk taken by Mr. Weller. The CEO and CFO left Covol in October 1996 before the transaction was completed. Mr. Weller continued to support Covol and provided leadership and guidance as a director through the period of transition between prior and current management. After confirming the circumstances surrounding the transaction, Covol's current management negotiated a resolution of the matter with Mr. Weller, and approved the issuance of 20,000 shares of restricted stock in complete satisfaction of any obligation Covol may have to Mr. Weller with respect to this transaction. The Board has approved the resolution.

         On December 3, 1998, Covol issued 60,000 shares of Covol common stock to a single investor as partial consideration for the purchase of a patent and related intellectual property rights with respect to an alternative method of production of solid synthetic fuel.

         In January 1999, Covol issued to four accredited investors, pursuant to a consulting compensation agreement dated August 1998, options to purchase an aggregate of 60,000 shares of Covol common stock, at an exercise price of $12.75 per share. The exercise price will be reduced to $8.58 per share if a consulting fee is not paid to the accredited investors as set forth in the consulting compensation agreement. The options are nontransferable and include piggy-back registration rights, which may be exercised two times. The options are exercisable until August 2003, after which any unexercised options will expire.

         Reference is made to the sale of series C convertible preferred stock described in Note 8 to the consolidated financial statements.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.     OTHER INFORMATION

Technology Acquisition

         Effective as of November 10, 1998, Covol acquired a coal-based synthetic fuel technology known as Carbontite(R), along with related licensing and patent rights owned by Dr. James G. Davidson and Adtech, Inc., including U.S. Patent No. 5,238,692. This acquisition transferred to Covol, in exchange for $100,000 and the issuance of 60,000 shares of Covol common stock, patent ownership and licensor rights and obligations to existing license agreements with Carbontech Energy Corporation ("CEC"), which in turn has sublicensed the technology to Carbontronics, the developer of the following synthetic fuel facilities:

         Location                         Rated Annual Capacity
         Gibraltar, KY                         600,000 tons
         Lynnville, IN                         600,000 tons
         Metropolis, IL                      1,200,000 tons

         The Gibraltar, Kentucky and Lynnville, Indiana synthetic fuel facilities are located at Peabody coal mine sites and are operated by Peabody. The Metropolis facilities are located at the Cook coal terminal operated by American Electric Power.

         As the owner of the Carbontite(R) technology and related license rights, Covol is to receive from CEC a share of the license fees paid to Carbontec by sublicensees, plus a prescribed royalty per ton of the finished product sold in plants operated by CEC or its sublicensees. The existing assigned license agreements do not provide for sale of chemical binder to licensees.

         In connection with the acquisition of the Carbontite(R) technology, Covol entered into a consulting agreement with Dr. Davidson to provide consulting services related to iron revert, coke, charcoal, waste recycling, and other related applications. In addition, Dr. Davidson granted rights to Covol for implementation of other technologies related to the business activities of Covol.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are included herein:

         3.1.5 Certificate of Designation, Number, Voting Powers, Preferences and Rights of Covol's Series C 7% Convertible Preferred Stock.
         10.56       Employment Agreement effective April 21, 1998 with Brent M.
                     Cook.
         10.57       Employment Agreement effective January 1, 1999  with Steven
                     R. Brown.
         27.1        Financial Data Schedule

(b) No reports on Form 8-K were filed during the three months ended December 31, 1998.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              COVOL TECHNOLOGIES, INC.



Date:  February 12, 1999                      By: /s/ Brent M. Cook
                                                  --------------------------
                                                  Brent M. Cook, Chief Executive
                                                  Officer and Principal
                                                  Executive Officer


Date:  February 12, 1999                      By: /s/ Steven G. Stewart
                                                  --------------------------
                                                  Steven G. Stewart, Chief
                                                  Financial Officer and
                                                  Principal Financial Officer