Form 10-Q/A
period 1997-12-31
COVOL TECHNOLOGIES INC
filed 1999-03-18
CIK 1003344

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

This Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997.

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

                                                                                                             Notes and
                                                                                                             interest
                                                                                                            receivable-
                                                                                                             related
                                                                                                            parties from    Deferred
                      Preferred Stock            Common Stock          Common Stock to be issued            issuance of,    compen-
                              Capital in                   Capital in               Capital in   Accumu-    or collater-    sation
                               excess of                    excess of                excess of    lated     alized by,      on stock
                 Share Amount par valued   Share    Amount  par valued  Share  Amount par value  Deficit    common stock    options
                 ----- ------ ----------   -----    ------  ----------  -----  ------ ---------  -------    ------------    -------
Balance at
October 1, 1997  303,024 $303 $5,094,634 8,627,290  $8,627 $41,818,549  462,285 $462 $3,291,783($32,191,556)($7,411,278)($4,683,247)

Common stock                               462,285     462   3,291,783 (462,285)(462)(3,291,783)
issued for
cash received
in the previous
period

Common stock                               121,000     122     836,127
issued for
cash including
exercise of
stock options

Preferred stock   12,858   13    89,992
issued for
cash (net)

Cash received in                                                                                                  3,000
payment on
notes receivable
- - related parties
parties from
issuance of
common stock

Amortization of                                                                                                              207,491
deferred
compensation on
stock options

Interest earned on                                                                                                 (310)
notes receivable
- - related parties
from issuance of or
collateralized by
common stock

Interest expense                                             1,112,508
based upon issuance
of convertible debt
and warrants at
a discount

Write-up of note                                                                                               (292,500)
receivable - related
parties

Net loss for the                                                                                 (1,116,395)
quarter ended
December 31, 1997
                 ------- ---- ---------- ---------  ------ -----------     ---- ----       ---- -----------  ----------- -----------
Balance at       315,882 $316 $5,184,626 9,210,575  $9,211 $47,058,967        0   $0         $0($33,307,951)($7,701,088)($4,475,756)
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

                           Exhibit 27.1  Financial Data Schedule

                  (b)  Reports on Form 8-K

                           A Report on Form 8-K was filed on October 28, 1997.

                                    SIGNATURE


             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: March 18, 1999


                                COVOL TECHNOLOGIES, INC.


                                By: /s/ Brent M. Cook
                                   --------------------
                                Brent M. Cook, Chief Executive Officer and
                                Principal Executive Officer



                                By: /s/ Steven G. Stewart
                                   ------------------------
                                Steven G. Stewart, Chief Financial Officer