Form 10-Q/A
period 1998-03-31
COVOL TECHNOLOGIES INC
filed 1999-03-18
CIK 1003344

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

This Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

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

Common stock
issued for
note receivable
- - related
party, collater-
alized by
common stock                                30,000     30       44,970                                         (45,000)

Cash received in
payment on
notes receivable
- - related
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
                =======  ====  ========== ========== ======= =========== ====== === ========  ===========  ==========  ==========

                                       12



                                     COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    (Unaudited)


9.       Computation of Earnings (Loss) Per Share (EPS)

For the Three Months Ended March  31, 1998


                                                                         Three months                     Six months
Basic earnings (loss) per share calculation                                 ended                            ended
                                                                        March 31, 1998                   March 31, 1998
- ---------------------------------------------------------------- -----------------------------    ---------------------------
                                                                    Basic           Diluted          Basic           Diluted
                                                                 ------------    -------------    ------------    ------------
Net income (loss)                                                $    931,651    $     931,651    $   (184,744)   $   (184,744)
                                                                                 =============                    ============
  Preferred stock dividends accrued                                   (84,413)                         (84,413)
                                                                 ------------                     ------------
Net income (loss) basic EPS                                      $    847,238                     $   (269,157)
                                                                 ============                     ============

Number of common shares outstanding                                10,256,175       10,256,175      10,256,175      10,256,175

Effect of using weighted average common
 shares outstanding                                                  (682,646)        (682,646)       (874,502)       (874,502)
                                                                 ------------    -------------    ------------    ------------
Weighted average number of common shares                            9,573,529        9,573,529       9,381,673       9,381,673

Dilutive effect:
 Common stock options                                                                1,215,985                              -
 Common stock warrants                                                                 500,283                              -
 Convertible preferred stock                                                           741,453                              -
                                                                                 -------------                    ------------
Dilutive weighted average number of common
 shares outstanding                                                                 12,122,154                       9,381,673
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

                  (b)  Reports on Form 8-K

                           A report on Form 8-K was filed on March 23, 1998.

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