Form 10-Q
period 1999-03-31
COVOL TECHNOLOGIES INC
filed 1999-05-14
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of shares outstanding of the Registrant's common stock as of May 14, 1999 was 12,471,985.

                            COVOL TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                                                        Page No.
PART I - FINANCIAL INFORMATION

  ITEM 1.  CONSOLIDATED FINANCIAL INFORMATION (Unaudited)
             Consolidated Balance Sheets - As of September 30, 1998
               and March 31, 1999...........................................  3
             Consolidated Statements of Operations - For the three
               months ended March 31, 1998 and 1999 and the six months
               ended March 31, 1998 and 1999................................  5
             Consolidated Statement of Changes in Stockholders' Equity -
               For the six months ended March 31, 1999......................  6
             Consolidated Statements of Cash Flows - For the six months ended March 31, 1998 and 1999................................  7
             Notes to Consolidated Financial Statements.....................  8

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS...................................... 19

PART II - OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS................................................ 25

  ITEM 2.  CHANGES IN SECURITIES............................................ 25

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................. 26

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 26

  ITEM 5.  OTHER INFORMATION................................................ 26

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................. 27

SIGNATURES.................................................................. 28

Certain statements in this Report, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. As such, actual results may vary materially from current expectations. For a discussion of certain of the factors that could cause actual results to differ from expectations, please see the information set forth under the caption entitled "Forward Looking Statements" in ITEM 2 hereof. There can be no assurance that Covol's results of operations will not be adversely affected by such factors. Covol undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's opinion only as of the date hereof.

ITEM 1.   CONSOLIDATED FINANCIAL INFORMATION (Unaudited)


                                          COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED BALANCE SHEETS
                                                         (Unaudited)

                                                                                             September 30,      March 31,
(thousands of dollars)                                                                           1998              1999
------------------------------------------------------------------------------------------- ---------------- -----------------

ASSETS

Current assets:
     Cash and cash equivalents                                                                        $ 727            $6,879
     Receivables                                                                                      2,879             2,707
     Due from related party                                                                           1,012             1,706
     Inventories                                                                                      1,645             2,039
     Advances on inventories, current                                                                 2,522               473
     Notes receivable - related parties, current                                                        229               239
     Facilities held for sale                                                                        28,405            28,389
     Prepaid expenses and other current assets                                                          682               664
                                                                                            ---------------- -----------------
            Total current assets                                                                     38,101            43,096
                                                                                            ---------------- -----------------

Property, plant and equipment, net of accumulated depreciation                                       14,902            14,499
                                                                                            ---------------- -----------------

Other assets:
     Restricted investments                                                                             748               698
     Advances on inventories, non-current                                                                --             2,825
     Notes and accrued interest receivable, non-current                                               7,646             7,859
     Notes receivable - related parties, non-current                                                  2,869             2,746
     Intangible assets, net of accumulated amortization                                               3,118             3,976
     Deposits and other assets                                                                          525             1,678
                                                                                            ---------------- -----------------
            Total other assets                                                                       14,906            19,782
                                                                                            ---------------- -----------------

Total assets                                                                                        $67,909           $77,377
                                                                                            ================ =================


                                   (continued)




                     The accompanying notes are an integral
                  part of the consolidated financial statements



                                         COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEETS, continued
                                                        (Unaudited)
                                                                                             September 30,      March 31,
(thousands of dollars and shares)                                                                 1998            1999
-------------------------------------------------------------------------------------------- --------------- ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                                $3,036           $2,616
     Due to related party                                                                             1,609            2,029
     Accrued liabilities                                                                              2,858            2,544
     Notes payable, current                                                                          22,049           16,689
                                                                                             --------------- ----------------
            Total current liabilities                                                                29,552           23,878
                                                                                             --------------- ----------------

Long-term liabilities:
     Notes payable, non-current                                                                      13,930           25,612
     Accrued interest payable, non-current                                                              566              206
     Notes and accrued interest payable - related parties, non-current                                  147               69
     Deferred revenues from advance license fees                                                      1,400            1,400
     Deferred compensation                                                                              236              202
                                                                                             --------------- ----------------
            Total long-term liabilities                                                              16,279           27,489
                                                                                             --------------- ----------------
            Total liabilities                                                                        45,831           51,367
                                                                                             --------------- ----------------

Minority interest in consolidated subsidiaries                                                          507              109
                                                                                             --------------- ----------------

Commitments and contingencies (Note 8)

Redeemable convertible  preferred stock, $.001 par value, issued and outstanding
      0 shares at September 30, 1998 and 60 shares at March 31, 1999  (aggregate
      liquidation preference of $6,016 at March 31, 1999) (Note 6)                                       --            4,354
                                                                                             --------------- ----------------

Stockholders' equity:
     Convertible  preferred stock,  $0.001 par value;  authorized 10,000 shares, issued and  outstanding  316 shares at September 30, 1998 and 31 shares at
      March 31, 1999 (aggregate liquidation preference of $4,514 at March 31, 1999)                       1                1
     Common stock, $0.001 par value; authorized 25,000 shares, issued and outstanding
       11,272 shares at September 30, 1998 and 12,472 shares at March 31, 1999                           11               12
     Capital in excess of par value                                                                  69,284           77,763
     Accumulated deficit                                                                            (36,177)         (45,755)
     Notes and interest receivable - related parties, from issuance of, or collateralized
       by, common stock, net of allowance                                                            (7,773)          (7,024)
     Deferred compensation from stock options                                                        (3,775)          (3,450)
                                                                                             --------------- ----------------
            Total stockholders' equity                                                               21,571           21,547
                                                                                             --------------- ----------------

Total liabilities and stockholders' equity                                                          $67,909          $77,377
                                                                                             =============== ================


                     The accompanying notes are an integral
                  part of the consolidated financial statements


                                           COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (Unaudited)

                                                                 Three Months Ended March 31,      Six Months Ended March 31,
(thousands of dollars, except per-share amounts)                    1998             1999             1998             1999
-------------------------------------------------------------- ---------------- ---------------- ---------------- ---------------

Revenues:
     License fees                                                       $3,586            $ 320           $4,586           $ 794
     Binder sales                                                           --              423               --             956
     Binder and coal fine sales - related party                          1,989               42            1,996             183
     Other                                                                  36              132               70             139
                                                               ---------------- ---------------- ---------------- ---------------
          Total revenues                                                 5,611              917            6,652           2,072
                                                               ---------------- ---------------- ---------------- ---------------

Operating costs and expenses:
     Cost of coal briquetting operations                                   670            2,380            1,119           5,875
     Cost of binder                                                         --              274               --             650
     Cost of binder and coal fines - related party                       1,964               10            1,972              35
     Selling, general and administrative                                 1,150            1,233            1,891           2,162
     Research and development                                               72              190              228             343
     Compensation expense from stock options, stock
          warrants and issuance of common stock                            239              163              446             325
                                                               ---------------- ---------------- ---------------- ---------------
        Total operating costs and expenses                               4,095            4,250            5,656           9,390
                                                               ---------------- ---------------- ---------------- ---------------
Operating income (loss)                                                  1,516           (3,333)             996          (7,318)
                                                               ---------------- ---------------- ---------------- ---------------

Other income (expense):
     Interest income                                                       181              306              303           1,137
     Interest expense                                                   (1,180)          (1,377)          (2,292)         (2,413)
     Minority interest in net losses of consolidated
        subsidiaries                                                        52               --              138              --
     Write-up (write-down) of notes receivable - related
        parties,  collateralized by common stock                           270             (178)             563            (749)
     Other                                                                  93             (100)             107             (76)
                                                               ---------------- ---------------- ---------------- ---------------
          Total other income (expense)                                    (584)          (1,349)          (1,181)         (2,101)
                                                               ---------------- ---------------- ---------------- ---------------

Net income (loss)                                                        $ 932          $(4,682)          $ (185)        $(9,419)
                                                               ================ ================ ================ ===============

Basic income (loss) per common share                                      $.09            $(.38)           $(.03)          $(.78)
                                                               ================ ================ ================ ===============

Diluted income (loss) per common share                                    $.07            $(.38)           $(.03)          $(.78)
                                                               ================ ================ ================ ===============

                     The accompanying notes are an integral
                  part of the consolidated financial statements


                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     For the Six Months Ended March 31, 1999
                                   (Unaudited)



                                                                                                          Notes and
                                                                                                          interest
                                                                                                         receivable
                                                                                                          -related
                                                                                                        parties, from
                            Convertible Preferred     Common Stock                                       issuance of,
                                   Stock                                                                     or          Deferred
                            --------------------------------------------   Capital in                   collateralized  compensation
(thousands of                                                             excess of par   Accumulated     by, common     from stock
 dollars and shares)        Shares     Amount      Shares       Amount       value          deficit         stock         options
---------------------       -------   --------    ---------    ---------  -------------   ------------  ------------- -------------
Balances at
September 30, 1998             316        $1        11,272         $11       $69,284        $(36,177)      $(7,773)      $(3,775)

Common stock issued
to purchase minority
interests in                                            70          --           519
subsidiaries

Common stock issued
for cash, including
exercise of
stock options                                          776           1         3,774

Value of common
stock warrants issued
under terms of
existing debt
agreement                                               --          --           247

Common stock issued
for rights to
technology                                              60          --           375

Common stock issued
on conversion of
preferred stock
and in payment of
accrued but
undeclared dividends          (286)       --           308          --           159            (159)


Return of previously
issued common stock
by a director                                          (14)         --            --

Value of common
stock options
issued in connection
with debt                                               --          --           175
financing

Preferred stock
issued for cash, net
of offering costs                1        --                                     899

Value of common
stock warrants issued
in connection with
redeemable convertible
preferred stock and
convertible debt                                                               2,331

Write-down of notes
receivable - related
parties                                                                                          749

Amortization of
deferred compensation
from stock options                                                                                             325


Net loss for the
six months ended
March 31, 1999                                                                (9,419)
                         ----------------------------------------------------------------------------------------------------------
Balances at
March 31, 1999                  31        $1        12,472         $12       $77,763        $(45,755)      $(7,024)      $(3,450)
                         ==========================================================================================================

                     The accompanying notes are an integral
                  part of the consolidated financial statements



                                           COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)
                                                                                                    Six Months Ended March 31,
     (thousands of dollars)                                                                             1998            1999
------------------------------------------------------------------------------------------------- ----------------- -------------
     Cash flows from operating activities:
     Net loss                                                                                              $(185)       $(9,419)
     Adjustments to reconcile net loss to net cash from operating activities:
       Depreciation and amortization                                                                         178            901
       Write-down (write-up) of notes receivable - related parties                                          (563)           749
       Interest expense related to amortization of debt discount and debt issuance costs                   2,266            326
       Amortization of deferred compensation from stock options                                              446            325
       Minority interest in net losses of consolidated subsidiaries                                         (138)            --
       Loss (gain) on disposition of equipment                                                               (78)           103
       Decrease from changes in assets and liabilities, net of effects from investing and
         financing activities                                                                             (1,918)        (2,688)
                                                                                                  ----------------- -------------
     Net cash provided by (used in) operating activities                                                       8         (9,703)
                                                                                                  ----------------- -------------

     Cash flows from investing activities:
       Purchase of property, plant and equipment and facilities held for sale                            (21,916)          (323)
       Proceeds from sale of equipment                                                                        --            170
       Purchase of rights to technology                                                                       --           (128)
       Issuance of notes receivable                                                                       (1,257)            --
       Proceeds from notes receivable - related parties                                                      119            112
       Advances on binder facility                                                                           791             --
       Decrease in restricted investment                                                                      --             50
                                                                                                  ----------------- -------------
     Net cash used in investing activities                                                               (22,263)          (119)
                                                                                                  ----------------- -------------

     Cash flows from financing activities:
       Proceeds from issuance of notes payable and warrants                                               16,338         10,498
       Payments on notes payable                                                                              --         (4,602)
       Payments on notes payable - related parties                                                          (342)           (90)
       Proceeds from issuance of preferred stock and warrants, net                                            90          6,394
       Proceeds from issuance of common stock, net                                                         1,072          3,774
       Proceeds from receivable - stock subscriptions                                                        577             --
       Proceeds from notes receivable - related parties, collateralized by common stock                      302             --
       Other                                                                                                  (3)            --
                                                                                                  ----------------- -------------
     Net cash provided by financing activities                                                            18,034         15,974
                                                                                                  ----------------- -------------
     Net increase (decrease) in cash and cash equivalents                                                 (4,221)         6,152

     Total cash and cash equivalents, beginning of period                                                  4,780            727
                                                                                                  ----------------- -------------
     Total cash and cash equivalents, end of period                                                        $ 559        $ 6,879
                                                                                                  ================= =============
     Supplemental schedule of non-cash investing and financing activities:
       Common stock issued for purchase of minority interests in subsidiaries                              $  --          $ 519
       Common stock issued on conversion of preferred stock and undeclared dividends                          --          2,159
       Common stock issued for rights to technology                                                           --            375
       Notes payable issued for rights to technology                                                          --            427
       Notes payable issued for equipment                                                                  1,153            213
       Common stock issued on conversion of notes payable and related accrued interest                     7,000             --
       Common stock issued for notes receivable - related parties                                             45             --
       Notes receivable issued for sale of synthetic fuel facility                                         6,500             --
       Preferred stock dividends not accrued or paid                                                         155            126


                     The accompanying notes are an integral
                  part of the consolidated financial statements

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

1.   Nature of Operations and Basis of Presentation

     Covol Technologies, Inc. and Subsidiaries ("Covol") primary business is to commercialize its binder technologies which are used to recycle waste by-products from the coal, steel and other industries into marketable fuel and resources. Through June 30, 1998, Covol's focus was on the construction of facilities and the licensing of its binder technologies to companies that constructed facilities that convert coal fines into synthetic fuel briquettes. At March 31, 1999, Covol and its licensees were operating 28 facilities in ten states at various levels of production, including four facilities which are using a technology that Covol acquired during the six months ended March 31, 1999. The four Covol-owned facilities are expected to be sold in 1999. Covol has no current plans to construct additional synthetic fuel facilities.

     Covol anticipates that earned license fees or royalties from the production and sale of synthetic fuel will continue to increase during 1999. As production levels increase, sales of the binder materials by Covol to its licensees are expected to increase proportionately. Funds received by Covol from these activities are not expected to be sufficient to cover Covol's operating costs and expenses until late 1999. Any extended delay in the sale of facilities held for sale may require Covol to seek additional debt or equity financing.

     To provide funding for Covol's operations and debt repayment requirements until late 1999, Covol expects to utilize existing working capital and excess proceeds from the sale of facilities. During November 1998, Covol issued common stock and common stock warrants for total net proceeds of approximately $3,729,000. During January 1999, Covol issued convertible preferred stock and warrants for total net proceeds of approximately
     $900,000. During March 1999, Covol issued convertible secured debt, convertible redeemable preferred stock and common stock warrants for total net proceeds of approximately $14,800,000. Covol believes current working capital, excess proceeds from the sale of facilities, payments for license fees and binder sales, and funds raised in additional financings, if necessary, will be sufficient to fund Covol's operations until its operating activities begin producing positive cash flow. The ability of Covol to repay its debt as it matures is dependent primarily upon Covol's ability to sell the facilities which are held for sale. Covol believes the sale of facilities or extensions of existing debt repayment terms will enable it to meet these debt requirements.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Covol's Annual Report on Form 10-K for the year ended September 30, 1998 and in Covol's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and any differences could be material.

     Certain prior period amounts have been reclassified to conform to the March 31, 1999 presentation.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                   ----------

2.   Advances on Inventories

     During 1997, Covol entered into an agreement to purchase coal fines and through March 31, 1999 has made payments totaling approximately $3,520,000, of which $222,000 has been transferred to cost of coal briquetting operations. The net amount paid has been recorded as advances on inventories. Covol expects to either utilize or sell these coal fines, at which time the related costs will be expensed.

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

3.   Change in Carrying Value of Note Receivable

     During the three and six months ended March 31, 1999, Covol increased the allowance on the $5,000,000 face value note receivable from a stockholder by approximately $178,000 and $749,000, respectively, resulting in an adjusted carrying value of $860,000 as of March 31, 1999. During the three and six months ended March 31, 1998, Covol decreased the allowance by approximately $270,000 and $563,000, respectively. The changes in the allowance were based solely on changes in the market value of Covol's common stock and common stock options held as collateral for the note receivable. The note is personally guaranteed by the buyer of certain construction companies sold by Covol to him in 1996, and is collateralized by 150,000 shares of Covol's common stock held by Covol, and also by options expiring in January 2006 to acquire 25,000 shares of Covol's common stock at $1.50 per share. The allowance is subject to future fluctuations in the value of Covol's common stock. During the three months ended March 31 1999, Covol received interest payments totaling $225,000 from the Note holder.

4.   Notes Payable

     Notes payable consist of the following:

                                                                                                September 30,    March 31, 1999
   (thousands of dollars)                                                                            1998
  -------------------------------------------------------------------------------------------- ----------------- ---------------

  Note payable to a corporation,  bearing interest at 15%,  collateralized  by a synthetic  fuel  facility  in  Pennsylvania,  held for sale,  with all  unpaid principal  and  interest  due at the  earlier of the sale of the  facility  or
  August 1999.                                                                                           $5,800          $5,800

  Note payable to a  corporation  bearing  interest at prime (7.75% at March 31,
  1999) plus 2%,  collateralized by plant and equipment,  principal and interest
  due December 1999.                                                                                      2,900           2,900

  Note payable to the same corporation  referred to in the preceding  paragraph,
  bearing   interest  at  6%,   principal   and  interest   due  January   2000,
  collateralized by a coal wash plant in Utah.                                                            4,263           4,288

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                   ----------

4.    Notes Payable, continued

                                                                                                September 30,    March 31, 1999
   (thousands of dollars)                                                                            1998
  -------------------------------------------------------------------------------------------- ----------------- ---------------

  Notes payable to the same corporation referred to in the preceding paragraphs, bearing  interest  at 6%.  50% of  accrued  interest  due  February  2000 with remaining accrued interest and principal due February 2001.  Collateralized by
  a synthetic fuel facility in West Virginia, held for sale.                                             $6,680          $6,500

  Note payable to a limited  liability  company issued in conjunction with funds advanced for the  construction  of a synthetic fuel facility in West Virginia, held for sale. As of September 30, 1998,  the loan was  collateralized  by the facility,  bore no interest and was  originally due at the earlier of the sale of the facility or January 1999. In December  1998,  this entity  modified the terms of the note and agreed to loan to Covol additional amounts up to $1,500.
  This entity had an option to purchase the facility,  which expired unexercised in January 1999. Covol agreed to pay interest on all outstanding  amounts at a rate of 10%,  payable monthly  through June 1999.  Beginning July 1999 through
  May 2000, monthly payments of $350 will be required, with all unpaid principal and  interest  due in June 2000.  Alternatively,  if Covol sells the  facility before the loan repayment date,  Covol must repay the loan from sale proceeds.
  Also,  Covol granted  additional  collateral to the corporation in the form of
  certain license fees receivable by Covol from other synthetic fuel facilities.                          8,242           9,191

  Convertible  secured  note  payable  to  an  investment  company  issued  at a discount,  bearing a stated  interest rate of 2.5% on the $20,000 face amount.
  The note is due March 2004 if not earlier  redeemed or  converted  into common stock.  Interest is payable  semiannually  on January 1 and July 1,  beginning
  July 1, 1999. The note is collateralized by license fees payable to Covol from the production and sale of synthetic fuel from four synthetic fuel  facilities
  located in Virginia and West Virginia. See Note 6.                                                         --           8,921

  Note payable to a corporation  originally due June 1999,  collateralized  by a promissory  note  receivable and by certain future license fees  receivable by
  Covol.  Warrants to purchase  100,000  shares of common  stock were granted in
  October  1998  based  on  the  outstanding  principal  balance.  The  warrants originally had an exercise  price of $7.44 per share,  expired in October 2000 and were valued at approximately  $247. The terms of this note were amended in
  May 1999 to provide  that  $1,000 of  principal  is due in  December  1999 and
  $3,000  of  principal  is due in  April  2000.  Accordingly,  $3,000  has been classified as long-term in the balance sheet. Interest is payable at a rate of
  22% through the  original due date of June 12,  1999.  Thereafter  interest is payable  monthly  at a rate of 14%.  The terms of  existing  warrants  for the purchase of 185,713 shares of common stock were amended to extend the exercise periods  for one year and to lower the  exercise  prices  to  market  value of
  Covol's  common  stock.  A member of Covol's  Board of Directors is affiliated
  with this corporation.                                                                                  4,000           4,000

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                   ----------

4.    Notes Payable, continued
                                                                                                September 30,    March 31, 1999
   (thousands of dollars)                                                                            1998
  -------------------------------------------------------------------------------------------- ----------------- ---------------
  Note  payable to the same  corporation  referred  to in the  preceding  paragraph,  bearing
  interest at 14%.  Principal and accrued interest were paid in March 1999.                             $ 4,000           $  --

  Other                                                                                                      94             701
                                                                                               ----------------- ---------------
                                                                                                         35,979          42,301
       Less: current portion                                                                             22,049          16,689
                                                                                               ================= ===============
       Total non-current                                                                                $13,930         $25,612
                                                                                               ================= ===============

   Substantially all of Covol's property, plant and equipment and facilities held for sale are collateral for the notes payable. The weighted average interest rate on notes payable was 8.5% at September 30, 1998 and 16.8% at March 31, 1999.

   Interest Costs

   During the six months ended March 31, 1999, Covol incurred total interest cost of approximately $2,413,000 (including approximately $326,000 of amortization of debt discount and debt issuance costs, none of which was capitalized. During the six months ended March 31, 1998, Covol incurred total interest cost of approximately $2,983,000 (including approximately $2,266,000 of non-cash interest expense resulting from issuance of convertible debt and warrants at a discount), of which approximately $691,000 was capitalized.

5. Basic and Diluted Loss per Share

                                                             Three Months Ended March 31,          Six Months Ended
                                                                                                       March 31,
  (thousands of dollars and shares, except per-share data)       1998            1999            1998             1999
  ---------------------------------------------------------- -------------- --------------- ---------------- ---------------
  Numerator:
      Net income (loss)                                               $932        $(4,682)           $(185)        $(9,419)
      Preferred stock dividends (undeclared)                           (85)           (77)             (85)           (137)
      Imputed preferred stock dividends                                 --            (40)               --            (40)
                                                             -------------- --------------- ---------------- ---------------
      Net income (loss) attributable to common
        stockholders                                                  $847        $(4,799)           $(270)        $(9,596)
                                                             ============== =============== ================ ===============

  Denominator:
      Denominator for basic income (loss) per share -
        weighted-average shares outstanding                          9,574         12,472            9,382          12,224
                                                             -------------- --------------- ---------------- ---------------
      Effect of dilutive securities:
          Common stock options                                       1,216
          Common stock warrants                                        500
          Convertible preferred stock                                  741
                                                             -------------- --------------- ---------------- ---------------
          Dilutive potential common shares                           2,457              --               --              --
                                                             -------------- --------------- ---------------- ---------------
          Denominator for diluted income (loss) per
             share - adjusted weighted-average shares
             and assumed conversions                               $12,031         $12,472           $9,382         $12,224
                                                             ============== =============== ================ ===============

  Basic income (loss) per common share                                $.09           $(.38)           $(.03)          $(.78)
                                                             ============== =============== ================ ===============

  Diluted income (loss) per common share                              $.07           $(.38)           $(.03)          $(.78)
                                                             ============== =============== ================ ===============

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                   ----------

6. Financing Transaction

   On March 17, 1999, Covol completed a financing transaction (the "Financing") with OZ Master Fund, Ltd., an affiliate of the Och-Ziff Capital Management Group. The Financing consisted of the issuance of $20,000,000 face value of convertible secured debt, issued at a 50% discount, and the issuance of $6,000,000 of cumulative convertible preferred stock, for total gross proceeds of $16,000,000. Costs related to the Financing totaled approximately $1,200,000, and consisted of private placement fees of $800,000, legal expenses of approximately $350,000 and other expenses of approximately $50,000. Warrants for the purchase of common stock were also issued as part of the Financing. Covol received net cash proceeds of approximately $14,800,000, which are being used to retire maturing short-term debt and related accrued interest of approximately $4,900,000, for working capital uses and other general corporate purposes. So long as any debt or preferred stock issued in connection with this Financing is outstanding, the holders have the right, as a group, to elect one director to Covol's Board of Directors.

   Convertible Secured Note Payable

   The convertible secured debt has a five-year term and bears interest at a stated rate of 2.5% per annum on the $20,000,000 face amount, with interest payable semiannually on January 1 and July 1, beginning July 1, 1999. After consideration of the 50% discount and the value assigned to warrants, the imputed interest rate is approximately 38%. The debt is redeemable by Covol at any time prior to September 17, 2001 for an amount equal to the face amount of the debt. The debt is redeemable by Covol from September 18, 2001 and prior to March 17, 2002 for an amount equal to 109.85% of the face amount of the debt. The debt is convertible into common stock of Covol at the option of the noteholder at a discount to the market price at the time of conversion as described below. The debt is not convertible by the holder until after March 17, 2002 except upon the occurrence of an event of default. If converted, the number of shares into which the debt can be converted would be calculated based on a price per share of common stock equal to 33% of the then market price at the time of conversion, but not less than $6.67 per share nor more than $10.00 per share. Covol's present intent is to redeem the debt prior to March 17, 2002, assuming sufficient cash from operations or future equity or debt financing is available.

   A deferred asset was recorded for the portion of financing costs allocated to the debt. This asset is being amortized over 30 months, the most likely period of time over which the debt is expected to remain outstanding. Amortization is computed using the straight-line method. Paid-in capital was credited for the relative value of the warrants directly related to the issuance of debt and the warrants allocated to the issuance of debt, as compared to the total combined fair values of the warrants and debt. A liability was recorded for $20,000,000, the face value of the debt. Debt discount was recorded so as to yield a level interest rate on the net amount of debt outstanding between the issue date and 30 months from the issue date. Each period, interest expense is recorded consisting of the total of 1) interest expense based on the stated interest rate and the face value of the debt; 2) amortization of debt discount; and 3) amortization of debt issue costs.

   Covol will be in default of the provisions of the debt agreement if certain events occur. These events include, in addition to events commonly considered defaults, incurring one or more judgments in excess of $5,000,000, which judgments are not discharged, stayed or otherwise satisfied within 30 days of the judgments, and the failure to meet certain earnings targets. The earnings targets apply initially to the quarter ending December 31, 1999, and then to subsequent quarterly periods. Consolidated earnings of $5,000,000 or more before interest, taxes, depreciation, and amortization, and certain other adjustments as defined in the applicable agreement, are required for the quarter ending December 31, 1999. In subsequent quarters, earnings targets increase incrementally up to $6,500,000 for the quarter ending December 31, 2001 and subsequent quarters. There are provisions for the carryover of earnings which exceed the targets to subsequent quarters, if necessary, subject to certain limitations. The debt is collateralized by license fees payable to Covol from the production and sale of synthetic fuel from

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                   ----------

6. Financing Transaction, continued

   Convertible Secured Note Payable, continued

   four synthetic fuel facilities located in Virginia and West Virginia. The owner of these facilities has entered into licensing agreements to use Covol's technologies in return for a royalty based on the production and sale of synthetic fuel, subject to prescribed adjustments.

   In the event of default, the interest rate on the debt increases immediately by 1% and increases automatically by 1% at the end of each succeeding 90-day period, to the extent permitted by law, until the event is cured. Depending on the nature of the event of default, in most instances, either 1) all unpaid principal and interest become immediately due and payable; or 2) the note and accrued interest become immediately convertible into common stock and the conversion price is subject to adjustment, based on the market price of Covol's common stock and other factors, as provided for in the loan agreement.

   Redeemable Cumulative Convertible Preferred Stock

   The preferred stock consists of 60,000 shares of a new series of preferred stock, Series D Cumulative Convertible Preferred Stock, with a liquidation value of $100 per share. This series of preferred stock is senior, with respect to dividend rights, payments upon liquidation, or redemption, to all other capital stock of Covol, including the other series of preferred stock which are outstanding or which may be issued in the future. Dividends accrue at a rate of 7% per annum whether or not declared or paid. At Covol's option, dividends can be paid in additional shares of preferred stock in lieu of cash. Dividends are payable quarterly beginning July 1, 1999. Holders of the preferred stock have voting rights as to all matters voted on by the holders of common stock and are entitled to one vote for each share of common stock issuable upon conversion of the preferred stock. In addition, holders of the preferred stock and debt vote as a group for one director.

   The preferred stock is redeemable at Covol's option through March 17, 2002 at 125% of its liquidation value, subject to adjustment for changes in the value of Covol's common stock. The preferred stock is redeemable at the option of the preferred stockholder only upon occurrence of a change in control. The preferred stock is convertible at the option of the stockholders beginning June 15, 1999, up to a maximum of 20% of the outstanding shares of preferred stock. Each month thereafter, the amount of preferred stock that can be converted increases by 20% until October 13, 1999, at which time all of the preferred stock can be converted into common stock. On March 17, 2002, all outstanding preferred stock automatically converts to common stock. The number of shares of common stock into which the preferred stock is convertible is determined by multiplying the number of preferred shares by $100 and dividing by the lesser of $5.25 or 90% of the market value of Covol's common stock on the date of conversion.

   The portion of financing costs allocated to the preferred stock were netted against proceeds. Paid-in capital was credited for the relative value of the warrants directly related to the issuance of preferred stock and the warrants allocated to the issuance of preferred stock, as compared to the total combined fair values of the warrants and preferred stock. Because the preferred stock can be redeemed by the preferred stock holders (only upon the occurrence of a change in control), it has been classified outside the equity section in the balance sheet. Because the conversion price of the preferred stock was less than the fair market value of Covol's common stock on the date of issuance, an imputed dividend will affect the earnings per share calculation as it is amortized over the period from issue date to date of first conversion.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                   ----------

6. Financing Transaction, continued

   Warrants

   Warrants for the purchase of a total of approximately 1,300,000 shares of common stock were issued in connection with the Financing. The number of shares issuable upon exercise of the warrants is subject to certain antidilution provisions including but not limited to the issuance of common stock at prices below the market price of Covol's common stock. Warrants to purchase 400,000 shares of common stock are initially exercisable at prices of $5.00 per share for 200,000 shares and $10.00 per share for 200,000 shares, for the period of time beginning on March 17, 2002 through March 17, 2004, subject to adjustment upon the occurrence of certain events. Warrants to purchase 883,626 shares of common stock are initially exercisable at prices ranging from $5.25 to $6.56 per share for the period of time beginning on September 13, 1999 through March 17, 2002, subject to adjustment upon the occurrence of certain events.

   The warrants issued in this transaction were valued at approximately $3,000,000 using the Black-Scholes option valuation model. Some warrants were issued in connection with the convertible debt, some were issued in connection with the convertible preferred stock and some were issued in connection with both the debt and equity securities. The value of the warrants issued in connection with both the debt and equity securities was allocated between debt and preferred stock on a pro-rata basis, based on the debt and equity portions of the total financing.

   Registration Rights

   The restricted common stock issuable pursuant to the conversion of the convertible secured debt and related interest, convertible preferred stock, preferred stock dividends, and exercise of approximately 971,000 warrant shares have been provided demand and piggyback registration rights. The remaining warrants have been provided piggyback registration rights.

   Other Significant Obligations or Restrictions

   Terms  of the  agreements  entered  into by  Covol  in  connection  with  the
   Financing provide for limits and restrictions common to such financing arrangements, as well as certain additional specific limitations or restrictions.

7. Equity Transactions

   Technology Acquisition

   Effective in November 1998, Covol acquired a coal-based synthetic fuel technology, and related licensing and patent rights for $128,000 in cash, 60,000 shares of restricted common stock valued at $375,000 and a commitment to make installment payments ranging from $5,000 to $12,500 per month for 60 months with interest imputed at 15%. This acquisition transferred to Covol patent ownership and licensor rights and obligations to existing license agreements with a company that sublicensed the technology to a developer of four synthetic fuel facilities. The total cost of approximately $930,000 is being amortized on a straight-line basis over approximately nine years.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                   ----------

7. Equity Transactions, continued

   Sale of Series C Convertible Preferred Stock

   During January 1999, Covol completed a financing transaction with a previous stockholder that consisted of the sale of 1,000 shares of a new series of non-voting preferred stock, designated as Series C 7% Convertible Preferred Stock. Covol received $900,000 in net proceeds from the issuance of this preferred stock, which has the following rights and privileges:

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

   The new and extended warrants were valued at approximately $500,000. Issuance costs were netted against proceeds and paid-in capital was credited for the relative value of the warrants, as compared to the total combined fair values of the warrants and preferred stock.

   Stock Options

   During the six months ended March 31, 1999, Covol granted options for the purchase of a total of 382,000 shares of common stock. Options for the purchase of 150,000 shares of common stock were granted to three officers and options for the purchase of 172,000 shares were granted to four independent directors. Covol also granted options for the purchase of 60,000 shares of common stock to four individuals for services rendered in connection with the financing of a synthetic fuel facility pursuant to a consulting arrangement originally entered into in 1997 and revised in August 1998. These options were assigned a value of approximately $175,000 which is being amortized over the life of the related financing. In December 1998, three officers exercised options for the purchase of 30,000 shares of common stock, for which Covol received proceeds of $45,000.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                   ----------


8. Commitments and Contingencies

   Commitments and contingencies as of March 31, 1999 not disclosed elsewhere, are as follows:

   Letters of Credit

   During fiscal 1998, Covol entered into letter of credit arrangements with a bank that provide for the issuance of letters of credit totaling up to $938,000. As of March 31, 1999, there were $698,000 of outstanding letters of credit. Certificates of deposit totaling $698,000 that are included in restricted investments in the accompanying balance sheet collateralize these arrangements.

   Legal or Contractual Matters

   Included in accrued liabilities at September 30, 1998 and March 31, 1999 is $755,000 related to construction contracts that contain a "failure to proceed" liability clause.

   In December 1996, Covol entered into indemnification agreements in connection with construction contracts for certain synthetic fuel facilities entered into between the construction contractor and independent third parties. These contracts called for liquidated damages of $750,000 per contract if construction of the facilities were not completed by June 1, 1998. Covol indemnified the contractor for these potential liabilities. The maximum contingent liability Covol may have had under these indemnification agreements would have been $2,250,000. The contractor and the contracting party initiated claims in arbitration against each other but have settled their claims, including a release of claims against Covol for liquidated damages.

   In March 1997, Covol sold the Utah Synfuel #1 facility to Coaltech. In connection with this sale, Utah Synfuel #1 licensed Coaltech to use Covol's binder technologies for an advance license fee of $1,400,000 and an earned license fee that is payable quarterly and is based upon synthetic fuel produced and sold at the Utah facility by Coaltech. Covol contracted with Coaltech to operate the facility for which Covol receives a quarterly fee, which is also based upon synthetic fuel produced and sold. Coaltech has an option wherein they can require Covol to purchase this facility under certain conditions for a price equal to fair market value, but not to exceed 50% of the amounts paid to Covol by Coaltech. Additionally, Covol entered into a supply and purchase agreement wherein Covol agreed to provide to Coaltech coal fines for processing into synthetic fuel at a price equal to Covol's cost. Covol agreed to purchase from Coaltech the synthetic fuel produced, at Coaltech's cost plus one dollar per ton. Based upon expected manufacturing costs and current coal prices, Covol expects to incur a loss under this supply and purchase agreement which will reduce the earned license fees received. Covol believes that in total the earned license fees will exceed the losses incurred under the supply and purchase agreement. Because of the initial expected losses under this supply and purchase agreement, revenue recognition of the advance license fee of $1,400,000 has been deferred as of September 30, 1998 and March 31, 1999.

   In June 1996, Covol formed Alabama Synfuel #1, Ltd. to construct a synthetic fuel facility. In connection with the construction of this facility, Covol entered into a supply agreement for coal fines to be used at the facility, under which Covol was obligated to purchase a minimum of 20,000 tons of coal fines per month through December 2001. Covol assigned this agreement to the purchaser of the facility and accordingly, has no ongoing obligation. Covol has been paid for most of the coal fines purchased but has a dispute with the provider of the coal fines for a portion of the coal fines Covol paid for. The resolution of this dispute is not expected to have a material impact on Covol.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                   ----------

8. Commitments and Contingencies, continued

   Legal or Contractual Matters, continued

   In May 1995, Covol entered into an agreement with Geneva Steel Company to build and operate a commercial briquetting plant. The facility never reached commercial operating levels and the equipment has been moved from the Geneva site. Covol intends to use this equipment for the production of synthetic fuel, for testing purposes, or other potential applications of Covol's technology.

   In December 1996, Covol entered into license agreements with affiliates of Pace Carbon Fuels, L.L.C. (collectively "Pace") for the use of Covol's binder technologies at four synthetic fuel manufacturing facilities developed by Pace. In 1998 Pace requested a reduction in the license fees payable to Covol under the license agreements. Upon condition of immediate payment by Pace of advance license fees, Covol agreed to a reduction in future earned license fees. This reduction was accomplished by a ten-year loan agreement whereby Covol would loan to Pace up to $750,000 each quarter beginning in November 1998. This loan will be repaid to Covol at the end of the ten years only if the Pace projects have accumulated sufficient prescribed earnings. Revenues from earned license fees will be recognized by Covol only to the extent that amounts exceed the loan commitment. Pace has requested three quarterly loans totaling $2,250,000. Covol believes that its current loan obligation to Pace is limited to the earned license fees receivable by Covol for the quarters ended September 30, 1998 and through March 31, 1999, which amounts are estimated at $854,000 in total. Pace and Covol are renegotiating their license agreements, which negotiations could result in a reduction and/or deferral of the receipt of future license royalty payments. Covol expects revised agreements to replace the ten-year loan arrangements.

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

   As  of  September  30,  1998  and  December  31,  1998,  Covol  had  recorded liabilities to The Industrial Company ("TIC") totaling approximately $735,000. In November 1998, Covol was served with two liens from TIC in amounts totaling approximately $1,150,000 for construction payments TIC claimed were due for certain synfuel facilities. Covol increased the recorded liability to TIC to $945,000 as of March 31, 1999, which amount was paid in April 1999 for the settlement and release of both liens.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                   ----------

8. Commitments and Contingencies, continued

   Legal or Contractual Matters, continued

   In September 1996, Covol entered into an agreement with Coalco Corporation whereby Coalco was to advise Covol with respect to the financing and sale of certain synthetic fuel manufacturing facilities. To date, Covol has paid Coalco approximately $347,000 pursuant to the agreement. A dispute has arisen between Covol and Coalco about services rendered or to be rendered by Coalco and the amount and timing for payment for such services. There have been ongoing discussions between Covol and Coalco in an attempt to resolve their differences. The potential liability to Covol, if any, is not known. While Covol's management believes the dispute will be resolved and will not have a significant financial impact, it can give no assurance as to the ultimate effect on Covol. Pelletco, an affiliate of Coalco, is a licensee of Covol.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Revenues. Total revenues for the three months ended March 31, 1999 ("1999") decreased by $4,694,000 to $917,000 as compared to $5,611,000 for the three months ended March 31, 1998 ("1998"). During 1999, Covol recognized license fees totaling $320,000 while license fees of $3,586,000 were recognized during 1998. The license fees in 1999 consisted solely of earned license fees or royalty payments, while the license fees in 1998 consisted solely of one-time advance license fees from several licensees. Earned license fees or royalty payments are due quarterly based upon synthetic fuel produced and sold as reported to Covol by its licensees. Advance license fees are normally due when construction of the related synthetic fuel facility begins, when construction is completed, or when certain construction milestones or other specified conditions are met. Covol expects to receive additional advance license fees during 1999 upon the sale of synthetic fuel facilities currently owned by Covol and upon the achievement of certain production levels at two other synthetic fuel facilities. Earned license fees or royalty payments are expected to increase at a moderate level in the near term with increases expected in late 1999.

Covol provides binder material to its licensees either at a fixed price or at Covol's cost plus a contracted markup. Covol purchases binder material under a long-term contract with a large chemical company. Total binder sales to non-related parties during 1999 were $423,000, with a corresponding direct cost to Covol of $274,000, excluding related labor and overhead. In 1998, Covol had no binder sales to non-related parties. Covol had sales of binder and coal fines to related parties during 1999 totaling $42,000 compared to $1,989,000 during 1998. These revenues resulted primarily from coal fines that were sold to a related party under a non-recurring contractual obligation at Covol's cost, as provided for under the binder and license agreement with this entity.

Covol expects an increase during 1999 of production and sales of synthetic fuel by its licensees as they improve production capability and establish marketing agreements for the synthetic fuel produced. This will result in a corresponding increase in earned license fees or royalty payments and sales of binder products. However, Covol cannot assure increases in license fees, royalty payments, and binder sales because Covol's licensees must successfully obtain adequate feedstock or coal fines, process fines into synthetic fuel, and develop markets for synthetic fuel. Covol believes that its licensees have made progress in these areas during the quarter ended March 31, 1999, but significant improvement is still needed and continued progress and eventual success cannot be assured.

Operating Costs and Expenses. Operating costs and expenses increased by $155,000 to $4,250,000 during 1999 from $4,095,000 during 1998. Cost of coal briquetting operations increased $1,710,000 from $670,000 during 1998 to $2,380,000 during 1999, and cost of binder and coal fines - related parties decreased $1,954,000 from $1,964,000 during 1998 to $10,000 during 1999. During 1999, Covol incurred significantly higher operating expenses in connection with the continued refinement and commercialization of the briquetting process in connection with the 24 facilities placed in service during 1998, and in particular the four facilities owned by Covol which are currently held for sale. These expenses primarily related to labor and operating expenses at the four Covol synthetic fuel facilities and the wash plant located in Utah, losses related to the write-down of Coaltech inventory, and costs incurred in providing assistance to Covol's licensees in resolving ramp-up issues at their synthetic fuel facilities. Covol expects to continue incurring operating losses during 1999 until the four facilities held for sale are sold, even though it expects to realize a gain from these sales.

Covol operates one of the synthetic fuel facilities for Coaltech, a partnership for which Covol is the general partner. Under this operating agreement, Covol is contractually obligated to purchase the synthetic fuel produced by Coaltech at cost plus $1 per ton. Production of synthetic fuel from this facility during 1999 and 1998 was not significant and accordingly, the cost per ton is well in excess of the current market value. These costs and the corresponding write-down of this inventory to its market value are included in the cost of coal briquetting operations. The write-down was approximately $650,000 during 1999 and $250,000 during 1998. The excess cost per ton should decrease in the remainder of 1999 as production volumes at the Coaltech facility increase.

Selling, general and administrative expenses increased $83,000 or 7% to $1,233,000 during 1999 from $1,150,000 for 1998. Except for amortization of intangible assets in 1999 and commissions in 1998, the largest components of selling, general and administrative expenses for 1999 and 1998 were payroll, professional services, and travel expenses. Payroll costs increased approximately $115,000 from 1998 to 1999 due to increased headcount. Amortization of intangible assets increased approximately $96,000 related to the late 1998 exchange of common stock of Covol for limited partnership interests. Commission expense decreased $250,000 due to a nonrecurring commission in 1998 related to a licensee relationship. Changes in the other categories from year to year were not material.

Research and development costs increased $118,000 to $190,000 from 1998 to 1999 primarily because Covol has focused additional resources on further refinement of its binder technologies relative to the synthetic fuel industry and to a lesser extent as a result of the application of its binder technologies into other areas.

Compensation expense from stock options, stock warrants, and issuance of common stock decreased $76,000 to $163,000 for 1999 from $239,000 for 1998. This expense relates to options granted in prior periods that vest over several years and the compensation value that is being recognized as an expense over the vesting period. This amount is expected to remain relatively level for the remainder of 1999.

Other Income and Expense. During 1999, Covol had net other expenses of $1,349,000 compared to $584,000 for 1998. This increase of $765,000 relates primarily to a change between periods of $448,000 in the mark-to-market adjustment of the carrying value of the related party note receivable collateralized by common stock, an increase in interest expense of $197,000; and a loss on disposition of equipment in 1999 of $103,000.

During 1996, Covol sold certain construction companies and received as consideration a $5,000,000 note receivable ("Note"). The Note is "marked to market" each quarter based upon the market value of Covol's common stock and is reflected in the balance sheet at the underlying value of the collateral. This adjustment resulted in a write-down of $178,000 during 1999, compared to a write-up of $270,000 during 1998 for a net change of $448,000. As of March 31, 1999, the Note had a carrying value of $860,000.

Interest expense in 1998 of $1,180,000 consisted primarily of expense based upon the issuance of convertible debt and warrants at a discount. Interest expense of $1,377,000 in 1999 consisted of interest accrued on notes payable used to finance the construction of synthetic fuel facilities held for sale and for operating needs and includes only $121,000 of amortization of debt discount. Interest expense is expected to increase by approximately $900,000 per quarter as a result of the debt issued in March 1999, which increase will be offset by reduced interest as a result of any future repayments of debt related to facilities held for sale.

Net loss. For 1999, the net loss of $4,682,000 represented a change of $5,614,000 from net income of $932,000 reported for 1998. This is primarily due to the significant decrease in one-time advance license fee revenues and the increase in cost of briquetting operations. Covol did not recognize any income tax benefit in 1999 or 1998 since the realization of its deferred tax asset of approximately $14,000,000, consisting primarily of net operating loss carryforwards, is dependent on generation of future taxable income.

Six Months Ended March 31, 1999 Compared to Six Months Ended March 31, 1998

Revenues. Total revenues for the six months ended March 31, 1999 ("1999") decreased by $4,580,000 to $2,072,000 as compared to $6,652,000 for the six months ended March 31, 1998 ("1998"). During 1999, Covol recognized license fees totaling $794,000 while license fees of $4,586,000 were recognized during 1998. The license fees in 1999 consisted solely of earned license fees or royalty payments, while the license fees in 1998 consisted solely of one-time advance license fees from several licensees.

Total binder sales to non-related parties during 1999 were $956,000, with a corresponding direct cost to Covol of $650,000. In 1998, Covol had no binder sales to non-related parties. Covol had sales of binder and coal fines to related parties during 1999 totaling $183,000 compared to $1,996,000 during 1998. These revenues resulted primarily from coal fines that were sold to a related party under a non-recurring contractual obligation at Covol's cost as provided for under the binder and license agreement with this entity.

Operating Costs and Expenses. Operating costs and expenses increased by $3,734,000 to $9,390,000 during 1999 from $5,656,000 during 1998. Cost of coal briquetting operations increased $4,756,000 from $1,119,000 during 1998 to $5,875,000 during 1999, and cost of binder and coal fines - related parties decreased $1,937,000 from $1,972,000 during 1998 to $35,000 during 1999. During
1999, Covol incurred significantly higher operating expenses in connection with the continued refinement and commercialization of the briquetting process in connection with the 24 facilities placed in service during 1998, and in particular the operating costs of the four facilities owned by Covol which are currently held for sale. These expenses primarily related to labor and operating expenses at the four Covol synthetic fuel facilities and the wash plant located in Utah, losses related to the writedown of Coaltech inventory, and costs incurred in providing assistance to Covol's licensees in resolving ramp-up issues at their synthetic fuel facilities.

Covol is contractually obligated to purchase the synthetic fuel produced by Coaltech at cost plus $1 per ton. Production of synthetic fuel from this facility during 1999 and 1998 was not significant and accordingly, the cost per ton is well in excess of the current market value. These costs and the corresponding write-down of this inventory to its market value are included in the cost of coal briquetting operations. The write-down was approximately $1,800,000 during 1999 and $500,000 during 1998. The excess cost per ton should decrease as 1999 production volumes at the Coaltech facility increase.

Selling, general and administrative expenses increased $271,000 or 14% to $2,162,000 during 1999 from $1,891,000 for 1998. Except for amortization of intangible assets during 1999 and commissions in 1998, the largest components of selling, general and administrative expenses for 1999 and 1998 were payroll, professional services, and travel expenses. Payroll costs and professional services each increased approximately $150,000 from 1998 to 1999 due to increased headcount and higher legal costs, respectively. Amortization of intangible assets increased approximately $192,000 related to the 1998 exchange of common stock of Covol for limited partnership interests. Commission expense decreased approximately $305,000 due primarily to a nonrecurring commission in 1998 related to a licensee relationship. Changes in the other categories from year to year were not material.

Research and development costs increased $115,000 to $343,000 from 1998 to 1999 primarily because Covol has focused additional resources on further refinement of its binder technologies relative to the synthetic fuel industry and to a lesser extent as a result of the application of its binder technologies into other areas.

Compensation expense from stock options, stock warrants, and issuance of common stock decreased $121,000 to $325,000 for 1999 from $446,000 for 1998. This expense relates to options granted in prior periods that vest over several years and the compensation value that is being recognized as an expense over the vesting period. This amount is expected to remain relatively level for the remainder of 1999.

Other Income and Expense. During 1999, Covol had net other expenses of $2,101,000 compared to $1,181,000 for 1998. This increase of $920,000 relates primarily to a change between periods of $1,312,000 in the mark-to-market adjustment of the carrying value of the related party note receivable collateralized by common stock, partially offset by an increase in interest income of $834,000. Also contributing to the net increase in other expenses was an increase in interest expense of $121,000, a decrease in minority interest in losses of consolidated subsidiaries of $138,000, and a loss on disposition of equipment in 1999 of $103,000.

During 1996, Covol sold certain construction companies and received as consideration a $5,000,000 note receivable ("Note"). The Note is "marked to market" each quarter based upon the market value of Covol's common stock and is reflected in the balance sheet at the underlying value of the collateral. This adjustment resulted in a write-down of $749,000 during 1999, compared to a write-up of $563,000 during 1998 for a net change of $1,312,000. A $515,000 payment on the Note was due in January 1999, of which $225,000 has been received. The balance of the January payment is expected to be received in the quarter ending June 30, 1999. Included in interest income for 1999 is $515,000 related to this Note.

Interest expense in 1998 of $2,292,000 consisted primarily of expense based upon the issuance of convertible debt and warrants at a discount. Interest expense of $2,413,000 in 1999 consisted of interest accrued on notes payable used to finance the construction of synthetic fuel facilities held for sale and for operating needs and includes only $203,000 of amortization of debt discount. Interest expense is expected to increase by approximately $900,000 per quarter as a result of the debt issued in March 1999, which increase will be offset by reduced interest as a result of any future repayments of debt related to facilities held for sale.

During September 1998, Covol offered the limited partners of Utah Synfuel #1 and Alabama Synfuel #1 common stock of Covol in exchange for their limited partnership interests. These exchanges, most of which were accounted for in September 1998, were substantially completed by November 1998, at which time Utah Synfuel #1 became a wholly-owned subsidiary of Covol and Alabama Synfuel #1 became a 98%-owned subsidiary of Covol. As a result of these exchanges, minority interest in the losses of consolidated subsidiaries decreased from approximately $138,000 in 1998 to approximately $0 in 1999. Covol believes the combined operations of these partnerships will result in operating losses in the near-term future, which losses will be included in Covol's statement of operations.

Net loss. For 1999, the net loss increased $9,234,000 from $185,000 to $9,419,000. The increase is primarily due to the significant decrease in one-time advance license fee revenues and the increase in cost of briquetting operations. Covol did not recognize any income tax benefit in 1999 or 1998 since the realization of its deferred tax asset, consisting primarily of net operating loss carryforwards, depends on generation of future taxable income.

Liquidity and Capital Resources

Liquidity. During the fiscal year 1998, Covol and its licensees completed the construction of and began operations at 24 synthetic fuel facilities. Covol currently owns four facilities which it constructed and which are being offered for sale. Covol anticipates sale of these facilities during the year ending September 30, 1999. The majority of the funds received from sale of these facilities will be used to retire debt that was incurred principally in connection with the construction and operation of these facilities and activities relative to the completion of the other synthetic fuel facilities. Operating expenses associated with the owned facilities currently cost approximately $600,000 per month.

Net cash used in operating activities for the six months ended March 31, 1999 ("1999") was $9,703,000. During the six months ended March 31, 1998 ("1998"), net cash of $8,000 was provided by operations. Substantially all of this change in cash flow from operations is attributable to the increase in net loss from $185,000 in 1998 to $9,419,000 in 1999. Covol was able to fund its operating activities, including the continued refinement and commercialization of its patented binder technologies, through the incurrence of debt and the issuance of convertible preferred stock, common stock and common stock warrants. During 1999, proceeds from the issuance of notes payable totaled approximately $10,498,000, proceeds from the issuance of preferred stock totaled $6,394,000 and proceeds from the issuance of common stock totaled $3,774,000.

Capital Resources. During 1999, Covol's investing activities were not significant. Investing activities in 1998 consisted primarily of the purchase of property, plant and equipment and the four facilities held for resale, with most of the funds for these activities coming from the issuance of notes payable ($16,338,000) and from working capital. Covol believes that funds required for investing activities will continue to be significantly lower during 1999 as compared to 1998 because the construction of facilities that produce synthetic fuel that qualifies for federal income tax credits under Section 29 of the IRC were completed during fiscal 1998. In order to receive tax credits under IRC
Section 29, the synthetic fuel sold must be produced at facilities placed in service by June 30, 1998.

Covol's long term existence depends on the ability of Covol's licensees to produce and sell synthetic fuel which will generate license fees to Covol. There are 24 synthetic fuel plants that utilize Covol's patented technology and from which Covol intends to earn license fees. These facilities do not presently operate at levels needed to generate significant revenues to Covol. Improved operations at each of these plants depend on the ability of the plant owner to produce synthetic fuel that meets market specifications in order for the plant owner to market the synthetic fuel. Covol is assisting the plant owners in their efforts to overcome production and marketing problems.

Covol anticipates that earned license fees or royalties from the production and sale of synthetic fuel will continue to increase during 1999. As production levels increase, sales of the binder materials by Covol to its licensees are expected to increase proportionately. Funds received by Covol from these activities are not expected to be sufficient to cover Covol's operating costs and expenses until late 1999. Any extended delay in the sale of facilities held for sale may require Covol to seek additional debt or equity financing.

To provide funding for Covol's operations and debt repayment requirements until late 1999, Covol expects to utilize existing working capital and excess proceeds from the sale of facilities. During November 1998, Covol issued common stock and common stock warrants for total net proceeds of approximately $3,729,000. During January 1999, Covol issued convertible preferred stock and warrants for total net proceeds of approximately $900,000. During March 1999, Covol issued convertible secured debt, convertible redeemable preferred stock and common stock warrants for total net proceeds of approximately $14,800,000. Covol believes current working capital, excess proceeds from the sale of facilities, payments for license fees and binder sales, and funds raised in additional financings, if necessary, will be sufficient to fund Covol's operations until its operating activities begin producing positive cash flow. The ability of Covol to pay its debt as it matures is dependent primarily upon Covol's ability to sell the facilities which are held for sale. Covol believes the sale of facilities or extensions of existing debt repayment terms will enable it to meet these debt requirements.

Covol has agreed to certain covenants contained in the recently completed financing documents. One covenant requires Covol to meet earnings targets for the quarter ending December 31, 1999 and for subsequent quarters. Consolidated earnings before interest, taxes, depreciation and amortization, and certain other adjustments, of $5,000,000 or more are required for the quarter ending
December 31, 1999. The earnings target increases in subsequent quarters. Non-compliance could result in penalty charges, acceleration of repayment, increased interest or the assignment of royalty payments from related collateral. There are other terms and conditions in these loan documents that will restrict or prohibit certain activities.

Covol May Be Adversely Affected By Year 2000 Non-Compliance of Computer Applications

The Year 2000 issue is the result of computer programs being written to define the applicable year using two digits rather than four digits. Thus, programs that are date sensitive may recognize a date using "00" as the year 1900 rather than 2000. This could result in a systems failure or miscalculations causing disruptions of operations including a temporary inability to engage in normal business activities. This systems issue creates risk for Covol from unforseen problems in its own computer systems and electronic equipment and from third parties with which Covol conducts business. Such failures of Covol's and third parties' computer systems could potentially have a material adverse impact on Covol's business and results of operations. While the risks discussed in this section have a possible material impact, management believes the actions and contingency plans that are being developed and implemented will significantly reduce the probability and potential impact of these identified risks.

The information systems and electronic equipment utilized in Covol's business include a computer network system utilized for intra-company communication and Internet access and an accounting software package utilized for billing, procurement, payroll and accounting. Non-information technology electronic equipment includes programmable logic controllers, micro-controllers, specialized software packages for operations activities and miscellaneous systems for lab equipment.

As a part of the information technology systems mentioned above, Covol's computer network system was upgraded in 1998 with year 2000 compliant equipment. The provider of the accounting software has indicated that this software package is not currently compliant but can be upgraded at nominal cost. This work will be undertaken during the third quarter of fiscal 1999 and tested prior to the close of the fiscal year.

All of the synthetic fuel facilities constructed by Covol and its licensees were completed and placed in service between December 1996 and June 30, 1998, with the majority being completed during 1998. As such, the electronic equipment utilized in the facilities is of recent vintage (within 18 months of the June 30 date) and is year 2000 compliant. Suppliers of the major electronic equipment for Covol's four owned synthetic fuel facilities have notified Covol that their equipment is compliant. This includes critical programmable logic controllers, micro-controllers and software operating packages.

Licensees utilize proprietary technology provided by Covol including flow sheets and equipment recommended by Covol in the construction of their facilities. These licensees have represented to Covol that equipment within these facilities is compliant or that operations will not be impacted in the event of an equipment failure due to the Year 2000 issue. Malfunctions occurring in the synthetic fuel operations could potentially have an adverse material effect to Covol by reducing the sale of binder formulation materials to the facilities by Covol and the collection by Covol of royalties on the production of synthetic fuel.

Covol's relationships with its third-party suppliers and transportation providers is critical to the operation of the synthetic fuel facilities. Covol is also dependent upon its customers who purchase and consume the synthetic fuel produced. Covol's suppliers have represented to Covol that their computer systems and equipment are year 2000 compliant.

The most reasonably likely worst case scenarios would be the extended inability of major suppliers to deliver binder formulation materials and other bulk materials required for the operation of the synthetic fuel facilities and the failure of customers to be able to receive synthetic fuel production due to unforseen shutdown due to non-compliant equipment.

As a contingency plan for the reasonably likely worst case events, Covol intends to stock up on bulk materials in the last half of the fourth quarter of 1999 so that operations can continue for several days into the new year without interruption. Covol has designed its facilities to accommodate bulk deliveries. Electrical power suppliers have notified Covol that power interruptions are not anticipated but that additional crews will be on hand to respond to problems as they may occur at the change to the new year. Covol and its licensees are also prepared to bypass automated controls and operate facility systems manually if the automated control systems fail. As supply contracts are written for operating materials, Covol is striving to negotiate terms such that year 2000 issues are not an excuse for non-performance.

Costs attributable to Year 2000 issues are expected to be minimal. The only cost anticipated to date is for the upgrade to Covol's accounting software package. This cost is estimated to be less than $5,000. Costs associated with increased levels of bulk materials simply redistributes normal operating costs but does not affect the ultimate financial performance of Covol.

Covol plans to continue to monitor the Year 2000 issue throughout the remainder of 1999. Should this monitoring reveal other developments, whether they be internal or third party, or identify additional electronic equipment and software that may be at risk, Covol will assess the situation and take appropriate action. There can be no assurance that Covol will discover all Year 2000 issues in the course of the remainder of 1999 or that Covol will be able to remedy any or all discoveries in a timely or cost effective manner such that the Year 2000 issues will not have a material adverse impact on Covol's business, financial condition and results of operations.

Forward Looking Statements

Statements in this Item 2 regarding Covol's expectations that relate to future plans, financial results or performance and other information presented herein that are not purely historical in nature, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Covol believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting Covol's industry or the coal industry or the economy generally, factors which could cause actual results to differ from expectations set forth in the above-identified forward looking statements include but are not limited to: Covol's ability to sell company-owned synthetic fuel facilities, the ability of Covol to conserve its capital through cost reductions until operating revenues exceed expenses, favorable IRS tax treatment, the ability of Covol to complete specific research and development projects, commercial viability of technologies, the availability of natural resources and suitable raw materials, ability of Covol's licensees to achieve expected production levels at the synthetic fuel and engineered resource facilities, ability to market synthetic fuel and engineered resources produced, market penetration by competing technologies, the ability of Covol to meet performance criteria required in financing agreements, and the ability of Covol to continue to find suitable partners and licensees.

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

Indemnification to Centerline. In December 1996, Covol entered into six indemnification agreements with Centerline whereby Covol agreed to indemnify Centerline should it be required to pay liquidated damages to PacifiCorp under various design and construction agreements for six synthetic fuel facilities. Under the original terms of the various design and construction agreements, if the facilities were not completed by June 1, 1998 then $750,000 in liquidated damages for each facility would be due and payable by Centerline. The indemnification agreement only applied if PacifiCorp actually decided to build the facilities with Centerline as the design/builder. PacifiCorp elected to not build three of the projects, and therefore the indemnity agreement with respect to those facilities no longer applies. Accordingly, the maximum amount of contingent liability to Covol under the indemnification agreements was
$2,250,000 ($750,000 per design and construction agreement). Centerline and PacifiCorp initiated claims in arbitration against each other but have settled their claims, including a release of claims against Covol for liquidated damages.

ITEM 2.     CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

The following sets forth all securities issued by Covol within the past fiscal quarter without registering the securities under the Securities Act of 1933, as amended. No underwriters were involved in any stock issuances.

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

Reference is made to the sale of series C convertible preferred stock and common stock warrants described in Note 7 to the consolidated financial statements and to the sale of series D redeemable cumulative convertible preferred stock and common stock warrants described in Note 6 to the consolidated financial statements.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of stockholders of Covol was held on March 17, 1999 for the following purposes:
1. To elect three class II directors of Covol to serve until the 2002 annual meeting of stockholders, or until their successors are duly elected and qualified;
2. To ratify a grant by the Board of options to purchase 250,000 shares of common stock to Brent M. Cook at $12.97 per share to vest pro rata over 60 months beginning on May 1, 1998;
3. To ratify the selection by the Board of PricewaterhouseCoopers LLP as independent auditors of Covol for the fiscal year ending September 30, 1999.

A total of 8,648,365 shares were voted. The results of voting on these matters were as follows:
1. Mr. Raymond J. Weller as a class II director: for - 8,179,645; withheld authority - 468,720. Mr. DeLance W. Squire as a class II director: for
         - 8,098,345; withheld authority - 550,020. Mr. Kirk A. Benson as a class II director: for - 8,472,274; withheld authority 176,091.
2. To approve the 250,000 share option grant to Mr. Cook: for - 7,855,106, against - 434,199; abstain -- 359,060.
3. To ratify the selection of PricewaterhouseCoopers LLP as auditors for fiscal 1999: for - 8,334,938; against - 5,915, abstain - 307,512.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are included herein:

10.59. Secured Draw Down Promissory Note dated June 12, 1998 executed by Covol in favor of Trans Pacific Stores, Ltd.
10.59.1 Loan and Security Agreement dated June 12, 1998 executed by Covol in favor of Trans Pacific Stores, Ltd.
10.59.2 Letter Amendment dated May 6, 1999 between Covol and Trans Pacific Stores, Ltd.
27.1     Financial Data Schedule

(b) A report on Form 8-K was filed on March 24, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         COVOL TECHNOLOGIES, INC.



Date:  May 14, 1999                      By: /s/ Kirk A. Benson
                                             -----------------------------------
                                         Kirk A. Benson, Chief Executive Officer
                                         and Principal Executive Officer



Date:  May 14, 1999                      By: /s/ Steven G. Stewart
                                             -----------------------------------
                                         Steven G. Stewart, Chief Financial
                                         Officer and Principal Financial Officer