Form 10-K/A
period 1997-09-30
COVOL TECHNOLOGIES INC
filed 1999-06-02
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------


                                   FORM 10-K/A


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

                                [NO FEE REQUIRED]

         For the transition period from ______________ to ______________


                         Commission file number 0-27808
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
                                            --------------------------------------------------------------------------

                                                          Nine
                                        Year Ended    Months Ended   Year Ended     Year Ended     Year Ended
                                       December 31,  September 30,  September 30,  September 30,  September 30,
                                       ------------------------------------------------------------------------
                                           1993          1994           1995           1996           1997
                                       ------------------------------------------------------------------------
Balance Sheet Data:

   Working capital                     ($423,570)     ($619,907)     ($480,420)   ($3,482,227)   ($3,195,420)
   Net property and equipment            341,455        747,952      1,330,300      7,125,245     13,619,271
   Total assets                        2,129,885      4,852,637      2,659,977      8,772,072     26,869,821
   Long-term debt                        511,193        852,081        176,601        363,592      5,467,389
   Total stockholders' equity          1,107,915      2,989,529      1,182,768       (233,364)     5,928,277

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


Salt Lake City, Utah
December 31, 1997



                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        as of September 30, 1996 and 1997


                                                                                  1996                  1997
                                                                            ----------------      ---------------
  ASSETS

Current assets:
  Cash and cash equivalents                                                  $      490,106         $   4,780,301
  Receivables                                                                        77,744                12,595
  Receivable - stock subscriptions                                                     -                  577,500
  Due from related party                                                               -                  509,007
  Inventories                                                                       162,757             1,818,991
  Advances on inventories                                                              -                1,086,964
  Notes receivable - related parties, current                                         3,733               275,516
  Prepaid expenses and other current assets                                          44,733                51,865
                                                                             --------------         -------------
         Total current assets                                                       779,073             9,112,739
                                                                             --------------         -------------

Property, plant and equipment, net of
  accumulated depreciation                                                        7,125,245            13,619,271
                                                                             --------------         -------------

Other assets:
  Cash surrender value of life insurance                                            152,112               184,592
  Notes receivable - related parties, non-current                                   700,000             3,816,604
  Deposits and other assets                                                          15,642               136,615
                                                                             --------------         -------------
         Total other assets                                                         867,754             4,137,811
                                                                             --------------         -------------

         Total assets                                                        $    8,772,072         $  26,869,821
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

               The accompanying notes are an integral part of the consolidated financial statements

                                                       F-2

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  as of September 30, 1996 and 1997, Continued

                                                                                  1996                  1997
                                                                             ---------------        -------------

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                            $   2,183,278         $   1,045,147
  Payable for coal briquetting equipment                                               -                1,967,686
  Due to related party                                                                 -                1,547,674
  Accrued liabilities                                                               333,936             1,023,126
  Accrued contractor liability                                                         -                1,477,000
  Notes payable and convertible debentures, current                                 958,086             5,247,526
  Notes payable - related parties, current                                          786,000                  -
                                                                             --------------         -------------
         Total current liabilities                                                4,261,300            12,308,159
                                                                             --------------         -------------

Long-term liabilities:
  Accrued interest                                                                     -                  204,402
  Notes payable and convertible debentures, non-current                             150,980             2,900,000
  Notes payable - related parties, non-current                                         -                  489,096
  Deferred revenues from advance licensing fees                                        -                1,650,000
  Deferred compensation                                                             212,612               223,891
                                                                             --------------         -------------
         Total long-term liabilities                                                363,592             5,467,389
                                                                             --------------         -------------

         Total liabilities                                                        4,624,892            17,775,548
                                                                             --------------         -------------

Minority interest in consolidated subsidiaries                                    4,380,544             3,165,996
                                                                             --------------         -------------

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $0.001 par value:  authorized  10,000,000 shares,  issued and outstanding 0 shares at September 30, 1996 and 303,024  shares at September
     30, 1997 (aggregate liquidation
     preference of $5,125,914 at September 30, 1997)                                   -                      303
  Common stock, $0.001 par value: authorized 25,000,000 shares, issued and outstanding 7,610,373 shares at September 30,
     1996 and 8,627,290 shares at September 30, 1997                                  7,610                 8,627
  Common stock to be issued, 103,750 shares at September 30, 1996
     and 462,285 shares at September 30, 1997                                           104                   462
  Capital in excess of par value - preferred                                           -                5,094,634
  Capital in excess of par value - common                                        32,780,515            41,818,549
  Capital in excess of par value - common stock to be issued                        934,896             3,291,783
  Accumulated deficit                                                           (21,196,476)          (32,191,556)
  Notes and interest receivable - related parties from issuance
     of or collateralized by common stock (net of allowance)                     (7,580,071)           (7,411,278)
  Deferred compensation from stock options                                       (5,179,942)           (4,683,247)
                                                                             --------------         -------------
         Total stockholders' equity (deficit)                                      (233,364)            5,928,277
                                                                             --------------         -------------

         Total liabilities and stockholders' equity (deficit)                $    8,772,072         $  26,869,821
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
                               =======         ===    =========

               The accompanying notes are an integral part of the consolidated financial statements

                                                       F-10

                                     COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Year ended           Year ended            Year ended
                                                         September 30,        September 30,         September 30,
                                                             1995                 1996                  1997
                                                       ----------------     ----------------      ----------------
Cash flows from operating activities:
 Net loss                                                  $(5,653,551)         $(13,836,320)        $(10,995,080)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation and amortization                            125,861               187,581              193,675
      Loss on disposal of discontinued subsidiaries            777,394               291,025                 -
      Write off of purchased technology and trade secrets      344,900                  -                    -
      Deferred income taxes                                    488,000                23,000                 -
      Common stock issued or to be issued for services         609,146               547,665            1,055,454
      Amortization of deferred compensation and
        compensation expense on stock options                  703,527             4,772,959            1,674,820
      Compensation expense on stock warrants                   104,000                  -                    -
      Notes payable issued for services                           -                  160,000                 -
      Interest earned on notes receivable - related parties,
        issued for or collateralized by common stock              -                 (264,855)                -
      Write-down of note receivable                               -                2,699,575               60,000
      Services received in lieu of payments on notes
        receivable issued for common stock                        -                  687,766                 -
      Interest expense based upon issuance of
        convertible debt at a discount                            -                     -               1,428,571
      Inducement expense related to conversion of
        notes payable into common stock                           -                     -                 323,000
      Loss on disposal of equipment                              3,359                  -                    -
      Loss on sale of facility                                    -                     -                 581,456
      Losses applicable to minority interests in subsidiaries     -                   (4,456)          (1,245,226)


     Increase  (decrease)  from changes in assets and
      liabilities of continuing operations:
        Receivables                                            (15,934)              (55,739)              65,149
        Due from related party                                    -                     -                (509,007)
        Inventories                                             37,165              (162,757)             (61,234)
        Advances on inventories                                   -                     -              (1,086,964)
        Prepaid expenses and other current assets              (12,525)              (32,208)              (7,132)
        Deposits and other assets                              (36,298)               23,821             (120,973)
        Accounts payable                                       619,413             1,436,141           (1,138,131)
        Due to related party                                      -                     -               1,547,674
        Accrued liabilities                                    171,541                47,485              689,190
        Accrued interest payable, non-current                     -                     -                 204,402
        Accrued contractor liability                              -                     -               1,477,000
        Deferred revenues from advance license fees               -                     -               1,650,000
        Deferred compensation                                    9,943                10,711               11,279
        Discontinued operations non-cash charges and
          working capital changes                             1,487,036               893,893                 -
                                                           -----------          ------------         ------------
             Net cash used in operating activities            (237,023)           (2,574,713)          (4,202,077)
                                                           -----------          ------------         ------------
Cash flows from investing activities:
 Purchase of property, plant and equipment                    (693,609)           (5,055,732)          (7,194,049)
 Increase in cash surrender value of life insurance            (29,240)              (12,500)             (32,480)
 Issuance of notes receivable from related parties                -                 (703,733)                -
 Proceeds from notes receivable - related parties                 -                     -                  45,686
 Investing activities of discontinued operations              (485,361)                 -                    -
                                                           -----------          ------------         ------------
             Net cash used in investing activities          (1,208,210)           (5,771,965)          (7,180,843)
                                                           -----------          ------------         ------------


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


          Common Stock and Options

          Common stock issued for services is accounted for using the fair value of the shares of common stock, determined at the time the shares are issued. The measurement date used to value non-employee option grants is the option grant date. Such options are valued using the Black-Scholes model.

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
                                                                                ==========            ===========


5.        Due from and to Related Party:

          Due from and to related party consist of the following:

                                                                              September 30,          September 30,
                                                                                  1996                   1997
                                                                              -------------          -------------

          Receivables from Coaltech related to
          sale of binder and interest on note
          receivable.                                                          $      -               $   509,007
                                                                               ===========             ==========
          Payable to Coaltech relating to the
          purchase of synthetic fuel briquettes.                               $      -               $(1,547,674)
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

Section No.    Exhibit No.    Description                               Location

2              2.1            Agreement and Plan of Reorganization, dated    (1)
                              July 1, 1993 between the Company and the Stockholders of R1001

2              2.2            Agreement and Plan of Merger dated             (1)
                              August 14, 1995 between the Company
                              and Covol Technologies, Inc., a
                              Delaware corporation

2              2.3            Stock Purchase Agreement, dated July 1,        (1)
                              1993, among the Company, Lloyd C.
                              McEwan, Michael McEwan, Dale F. Minnig
                              and Ted C. Strong regarding the purchase of Industrial Management & Engineering,
                              Inc. and Central Industrial
                              Construction, Inc.

2              2.4            Stock Sale Transaction Documentation,          (1)
                              effective as of September 30, 1994,
                              between the Company and Farrell F.
                              Larson regarding Larson Limestone
                              Company, Inc.

2              2.5            Stock Purchase Agreement dated February        (1)
                              1, 1996 by and among the Company,
                              Michael McEwan and Gerald Larson
                              regarding the sale of State, Inc.,
                              Industrial Engineering & Management,
                              Inc., Central Industrial Construction,
                              Inc., and Larson Limestone Company, Inc.

2              2.5.1          Amendment to Share Purchase Agreement          (1)
                              regarding the sale of the Construction
                              Companies

2              2.5.2          Amendment No. 2 to Share Purchase              (2)
                              Agreement regarding the sale
                              of the Construction Companies

3              3.1            Certificate of Incorporation of                (1)
                              the Company

3              3.1.1          Certificate of Amendment of the                (1)
                              Certificate of Incorporation of the
                              Company dated January 22, 1996

3              3.1.2          Certificate of Amendment of the                (6)
                              Certificate of Incorporation dated
                              June 25, 1997

3              3.1.3          Certificate of Designation, Number,            (7)
                              Voting Powers, Preferences and
                              Rights of the Company's Series A 6%
                              Convertible Preferred Stock
                              (Originally designated as Exhibit
                              No. 3.1.2)

3              3.1.4          Certificate of Designation, Number,            (8)
                              Voting Powers, Preferences
                              and Rights of the Company's Series B
                              Convertible Preferred Stock
                              (Originally designated as Exhibit
                              No. 3.1.3)

3              3.2            By-Laws of the Company                         (1)

3              3.2.1          Certificate of Amendment to Bylaws             (1)
                              of the Company dated January
                              31, 1996

3              3.2.2          Certificate of Amendment to the Bylaws         (6)
                              dated May 20, 1997 (Originally designated as Exhibit No. 3.2.1)

3              3.2.3          Certificate of Amendment to the                (6)
                              Bylaws dated June 25, 1997
                              (Originally designated as
                              Exhibit No. 3.2.2)

9              9.1            Special Powers of Attorney Coupled With        (1)
                              an Interest dated February 1, 1996
                              between the Company, Gerald Larson and
                              Michael McEwan

10             10.1           License Agreement, dated June 30, 1995,        (1)
                              between the Company and Greystone
                              Environmental Technologies, relating to
                              the Greystone Joint Venture

10             10.1.1         First Amendment dated January 3, 1996 to       (1)
                              the License Agreement dated June 30, 1995 between the Company and Greystone
                              Environment Technologies

10             10.2           Briquetting Services Agreement, dated          (1)
                              May 5, 1995, between Geneva Steel Company and the Company

10             10.2.1         Amended and Restated Briquetting               (3)
                              Service Agreement, dated May 14, 1996,
                              between the Company and Geneva Steel Company

10             10.3           Lease Agreement, dated May 5, 1995             (1)
                              between Geneva Steel Company, as landlord, and the Company, as tenant

10             10.3.1         First Amendment to Lease Agreement,            (3)
                              dated May 14, 1996 between Geneva Steel
                              Company, as landlord, and the Company, as tenant

10             10.4           Master Equipment Lease Agreement, dated        (1)
                              May 4, 1995, between Keycorp Leasing Ltd.
                              and the Company

10             10.5           1995 Stock Option Plan                         (1)

10             10.5.1         First Amendment to the 1995 Stock              (1)
                              Option Plan

10             10.6           Employment Agreement, dated January            (1)
                              1, 1992, with Kenneth M. Young

10             10.7           Employment Agreement, dated July 1,            (1)
                              1992, with Russell Madsen

10             10.8           Lease Agreement, dated May 31, 1994,           (1)
                              between the Company and Byrleen Hanson
                              regarding Carbon County, Utah

10             10.9           Standard Form of Agreement between Owner       (1)
                              and Design Builder dated December 28,
                              1995 between the Company and Lockwood
                              Greene Engineers, Inc.

10             10.9.1         Notice to Proceed from the Company to          (1)
                              Lockwood Greene Engineers, Inc. dated
                              January 14, 1996

10             10.9.2         Letter Agreement with Lockwood Greene          (1)
                              Engineers, Inc. to extend notice dates.

10             10.9.3         Letter dated July 26, 1996 from                (3)
                              Lockwood Greene Engineers, Inc.
                              and the Memorandum of Understanding
                              between Covol Technology, Inc. and
                              Lockwood Greene Engineers, Inc. dated
                              August 28, 1996

10             10.9.4         Amendment to Standard Form of Agreement        (3)
                              between Owner and Design/Builder dated
                              December 28, 1995, dated September 16,
                              1996, between the Company and Lockwood
                              Greene Engineers, Inc.

10             10.10          Engagement Letter dated December 18,           (1)
                              1995 by and between the Company and
                              Smith Barney

10             10.10.1        Termination Letter, dated July 8,              (3)
                              1996, from Smith Barney

10             10.11          Letter of Understanding dated January          (1)
                              30, 1996 between the Company and
                              CoBon Energy, LLC

10             10.11.1        Modification of Letter of Understanding        (3)
                              dated August 20, 1996 between the
                              Company and CoBon Energy, LLC

10             10.11.2        License Agreement dated September 10,          (3)
                              1996, between the Company and CoBon
                              Energy, LLC


10             10.11.3        Project Development Agreement, dated           (9)
                              December 30, 1996, between the Company
                              and CoBon Energy LLC

10             10.11.4        Modification of Project Development            (9)
                              Agreement, dated December 31, 1996,
                              between the Company and CoBon Energy, LLC


10             10.12          [Intentionally Omitted]                        (1)

10             10.13          Promissory Note dated February 15,             (1)
                              1996 in favor of the Company from
                              Michael McEwan and Gerald Larson

10             10.14          [Intentionally Omitted]

10             10.15          Agreement between Alabama Power Company        (3)
                              and the Company for the Sale and Purchase of Coal, dated April 16, 1996, between the Company and the Alabama Power Company

10             10.16          Employment Agreement, dated June 1, 1996       (3)
                              with Brent M. Cook

10             10.16.1        Stock Option Agreement dated June 1, 1996      (3)
                              with Brent M. Cook

10             10.17          Letter Agreement, dated March 6, 1996,         (3)
                              among the Company, AGTC, Inc., Alpine
                              Coal Company, Inc, and E.J. Hodder &
                              Associates, Inc. regarding services to
                              investigate, identify and
                              participate in site selection

10             10.18          Letter dated July 19, 1996 from the            (3)
                              Company canceling the Site
                              Identification Agreement

10             10.19          Term Sheet, dated August 22, 1996,             (3)
                              from Company to Byrleen Hanson
                              regarding purchase of Price, Utah
                              office building

10             10.20          Primary Agreement, dated November 6,           (3)
                              1996, between the Company and Savage
                              Industries, Inc.

10             10.20.1        Mojave Agreement, dated November 6,            (3)
                              1996, between the Company and Savage
                              Industries, Inc.

10             10.21          Release to all claims, dated September         (3)
                              13, 1996, executed by Maynard Moe

10             10.22          Letter of Understanding, dated                 (3)
                              September 13, 1996, between the
                              Company and E.J. Hodder & Associates,
                              Inc. regarding the sale of
                              the Port Hodder facility to the Company

10             10.23          Sublease, dated September 9, 1996, between     (3)
                              the Company and Parker Towing Company,
                              Inc. regarding the lease of approximately
                              16 acres located in Tuscaloosa County,
                              Alabama

10             10.24          Supply Agreement, dated September 11,          (3)
                              1996, among the Company, K-Lee
                              Processing, Inc. and Concord Coal
                              Recovery Limited Partnership

10             10.25          PacifiCorp Financial Services, Inc.            (3)
                              Letter of Intent (Covol Technologies)
                              dated September 12, 1996

10             10.26          Exclusive Financial Advisor Agreement,         (3)
                              dated September 16, 1996, between the
                              Company and Coalco Corporation

10             10.27          Settlement Agreement, dated September          (3)
                              17, 1996, among the Company,
                              Environmental Technologies Group
                              International, Inc., Larson Limestone
                              Company, Inc., Michael M. Midgley, Mark
                              Hardman, Kenneth M. Young, Irene Larson,
                              Farrell Larson, Gary Burningham and
                              Burningham Enterprises, Inc.

10             10.28          Debenture Agreement and Security               (3)
                              Agreement, dated December 20, 1996,
                              between AJG Financial Services, Inc.
                              and the Company

10             10.29          Arthur J. Gallagher & Co. Letter of            (3)
                              Intent, dated November 13, 1996

10             10.30          Lease Agreement, dated December 12,            (3)
                              1996, between the Company and UPC,
                              Inc. regarding Price City, Utah property

10             10.31          1996 Standard Form of Agreement between        (3)
                              Owner and Design/Contractor

10             10.32          Form of Limited Partnership Agreements         (3)
                              for Alabama Synfuel #1, Ltd. ("AS #1)
                              and Utah Synfuel #1, Ltd. (US #1)

10             10.33          Utah Project Purchase Agreement, dated         (4)
                              as of March 7, 1997, by and among the
                              Company, US #1, a Delaware limited
                              partnership, and Coaltech No. 1, L.P.,
                              a Delaware limited partnership
                              ("Coaltech")

10             10.34          License and Binder Purchase Agreement,         (4)
                              dated as of March 7, 1997, by and among
                              the Company, US #1 and Coaltech

10             10.35          Operation and Maintenance Agreement,           (4)
                              dated as of March 7, 1997, by and
                              between the Company and Coaltech

10             10.36          Purchase and Supply Agreement, dated           (4)
                              as of March 7, 1997, by and among the
                              Company, US #1 and Coaltech

10             10.37          Abandonment Option Agreement, dated            (4)
                              as of March 7, 1997, by and among the
                              Company and the limited partners of Coaltech

10             10.38          Convertible Loan and Security Agreement,       (5)
                              dated as of March 20, 1997, by and between the Company and PacifiCorp Financial
                              Services, Inc. ("PacifiCorp")


10             10.38.1        Amendment to Convertible Loan and              (9)
                              Security Agreement, dated December 12,
                              1997 by and between the Company and
                              PacifiCorp


10             10.39          Alabama Project Purchase Agreement             (5)
                              ("Alabama Agreement") dated as of March
                              20, 1997, by and among the Company, AS #1 and Birmingham Syn Fuel, L.L.C.
                              ("BSF")


10             10.39.1        Letter Amendment, dated June 27, 1997,         (9)
                              to Alabama Agreement.

10             10.39.2        Letter Amendment, dated July 7, 1997,          (9)
                              to Alabama Agreement.

10             10.39.3        Letter Amendment, dated August 28, 1997,       (9)
                              to Alabama Agreement.

10             10.39.4        Letter Amendment, dated December 12,           (9)
                              1997, to Alabama Agreement.

10             10.39.5        Amended and Restated License Agreement,        (9)
                              and Binder Purchase dated December 12,
                              1997, by and among the Company, AS #1 and BSF.


10             10.40          Conditional Option Agreement, dated as         (5)
                              of March 20, 1997, by and among Birmingham
                              Syn Fuel I, Inc., Birmingham Syn Fuel II,
                              Inc., PacifiCorp, AS #1 and the Company

10             10.41          Registration Rights Agreement, dated as of     (5)
                              March 20, 1997, by and between the Company and PacifiCorp


10             10.42          Amended and Restated Agreement Concerning      (9)
                              Additional Facilities, dated December 12,
                              1997, by and between PacifiCorp., Birmingham
                              Syn Fuel, LLC and the Company

10             10.43          Lease Agreement between Industrial             (9)
                              Management Engineering, Inc. and the
                              Company

10             10.44          Employment Agreement, dated January 1,         (9)
                              1997 with Stanley M. Kimball

10             10.45          License and Binder Purchase Agreement,         (9)
                              dated December 14, 1997, between
                              Appalachian Synfuel, LLC and the Company

10             10.46          Financing Agreement, dated November 14,        (9)
                              1997, between the Company and CoBon
                              Energy, L.L.C.

10             10.47          License Agreement, dated as of August 5,       (9)
                              1997, by and between Pelletco Corporation and the Company

10             10.48          Preparation Plant and Find Ponds Lease         (9)
                              (Wellington, Utah), dated February 21,
                              1997, between Earthco and the Company

10             10.49          Agreement Concerning Additional                (9)
                              Facilities, dated December 27, 1996,
                              between AJG Financial Services, Inc.
                              and the Company

10             10.50          Form of Agreement for Technology               (9)
                              Licensing of Facilitation, dated
                              December 31, 1996, between PC West
                              Virginia Synthetic Fuel #1, LLC
                              and the Company

10             10.51          Employment agreement dated March 20,           (9)
                              1997 with Max Sorenson


16             16.1           Letter to Securities and Exchange              (1)
                              Commission, dated March 24, 1995,
                              from Jones, Jensen & Orton & Company,
                              certified public accountants

21             21.1           List of Subsidiaries of the Company            (9)

27             27.1           Financial Data Schedule                        (9)
------------------------

(1) This exhibit is incorporated herein by reference to the exhibits filed with the Company's Registration Statement on Form 10, filed February 26, 1996.
(2) This exhibit is incorporated herein by reference to the exhibits filed with the Company's Registration Statement on Form 10/A, Amendment No. 2, dated April 24, 1996.
(3) This exhibit is incorporated herein by reference to the exhibits filed with the Company's Annual Report on Form 10-K, for the fiscal year ended September 30, 1996.
(4) This exhibit is incorporated herein by reference to the exhibits filed with the Company's Current Report on Form 8-K, dated March 10, 1997.
(5) This exhibit is incorporated herein by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 1997.
(6) This exhibit is incorporated herein by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 1997.
(7) This exhibit is incorporated herein by reference to the exhibits filed with the Company's Current Report on Form 8-K, dated August 19, 1997.
(8) This exhibit is incorporated herein by reference to the exhibits filed with the Company's Current Report on Form 8-K, dated September 18, 1997.
(9) This exhibit is incorporated herein by reference to the exhibits filed with the Company's Annual Report on Form 10-K, for the fiscal year ended September 30, 1997.


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


                            COVOL TECHNOLOGIES, INC.

                               By:/s/ Kirk A. Benson
                                  ------------------------------------
                                  Kirk A. Benson,
                                  Chief Executive Officer and Principal
                                  Executive Officer


                               By:/s/ Steven G. Stewart
                                    --------------------------------------------
                                  Steven G. Stewart, Principal Financial Officer

                               Date: June 2, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   SIGNATURE                      TITLE                              DATE

/s/ Kirk A. Benson           Chief Executive Officer              June 2, 1999
-----------------------  (Principal Executive Officer) and
Kirk A. Benson                      Director

/s/ Steven G. Stewart   Chief Financial Officer (principal        June 2, 1999
-----------------------      Financial and Accounting
Steven G. Stewart                    Officer)

/s/ Brent M. Cook             President and Director              June 2, 1999
-------------------------
Brent M. Cook

/s/ DeLance W. Squire                Director                     June 2, 1999
-------------------------
DeLance W. Squire

/s/ James A. Herickhoff              Director                     June 2, 1999
-------------------------
James A. Herickhoff

/s/ Raymond J. Weller                Director                     June 2, 1999
-------------------------
Raymond J. Weller

/s/ John P. Hill, Jr.                Director                     June 2, 1999
-------------------------
John P. Hill, Jr.