Form 10-K/A
period 1998-09-30
COVOL TECHNOLOGIES INC
filed 1999-06-02
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A


        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1998,

                                       or

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____


                         Commission file number 0-27808


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

Sale of Facilities

     Covol and its affiliates have developed and sold or have granted an option to sell four synthetic fuel facilities. The following is a summary of each option or sale:


     Utah Synfuel #1. On March 10, 1997, Utah Synfuel #1 Ltd., a Delaware limited partnership in which Covol was at the time a 64% owner and general partner, sold the Utah synthetic fuel facility for $3.5 million, in the form of a nonrecourse promissory note bearing interest at 9.6552% per annum and payable in 44 equal quarterly installments, all in accordance with the Utah Project Purchase Agreement, dated as of March 7, 1997, between Covol, Utah Synfuel #1 and Coaltech No. 1 L.P. The sale of the Utah facility resulted in a loss of approximately $582,000 to Utah Synfuel #1. The promissory note is collateralized by a security interest in the Utah facility, and in the event of a default under the promissory note, Covol's and Utah Synfuel #1's sole right to recovery is limited to the Utah facility without recourse against Coaltech.


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

                                                                                                        Nine Months
                                                                                                           Ended
                                                             Year Ended September 30,                  September 30,
                                                ---------------------------------------------------


(thousands of dollars, except per-share data)       1998          1997            1996            1995            1994
----------------------------------------------- ------------ --------------- --------------- --------------  -------------
OPERATING DATA:
     Total revenues                                  $12,699     $       251     $       295      $     129        $    20
     Loss from continuing operations                  (3,986)        (10,995)        (12,955)        (4,524)          (498)
     Net loss                                         (3,986)        (10,995)        (13,836)        (5,654)          (143)
     Basic and diluted net income (loss)
      per common share:
         Loss per share from continuing
              operations                                (.43)          (1.38)          (1.86)         (1.00)          (.13)
         Net income (loss) per share                    (.43)          (1.38)          (1.99)         (1.25)          0.04
     Purchase of property, plant and
          equipment and facilities
          held for sale                               36,963           7,194           5,055            694            100

                                                                              September 30,
                                                 ------------------------------------------------------------------------
(thousands of dollars)                              1998          1997            1996            1995           1994
------------------------------------------------ ----------- --------------- --------------- --------------  ------------
BALANCE SHEET DATA:

     Working capital                                $  8,549        $  4,960         $(3,482)      $   (480)     $   (620)
     Net property, plant and equipment                14,902           5,464           7,125          1,330           748
     Total assets                                     67,909          26,870           8,772          2,660         4,853
     Long-term obligations                            16,279           5,467             364            177           852
     Total stockholders' equity (deficit)             21,571           5,929            (233)         1,183         2,990

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

         Section 29 of the Internal Revenue Code provides a tax credit for the production and sale of qualified synthetic fuel. Covol received a private letter ruling from the IRS in which the IRS agrees that synthetic fuel manufactured using Covol's technology qualifies for the Section 29 tax credits. The IRS has issued at least seven other private letter rulings to licensees of Covol's technology. Based upon the language of Section 29 and private letter rulings issued by the IRS to Covol and Covol's licensees, Covol believes the synthetic fuel facilities were built and completed by June 30, 1998 and are therefore eligible for Section 29 tax credits. See ITEM 1. BUSINESS - Tax Credits for an explanation of qualifications for Section 29 tax credits.

         The  synthetic  fuel  facilities  that  qualify for tax  credits  under
Section 29 of the tax code receive economic benefits from the tax credits in addition to the benefits, if any, from operations. It is possible that synthetic fuel facilities built after June 30, 1998 that are not eligible for tax credits could not be operated profitably. Section 29 expires on December 31, 2007 after which tax credits will not apply to the synthetic fuel facilities. In order to remain competitive and commercially viable after 2007, Covol and its licensees must manage their costs of production and feedstock, and must also develop the market for synthetic fuel with prices comparable to coal. Covol has developed and patented technologies related to the briquetting of wastes and by-products from the coal, coke and steel industries and has also tested in the laboratory the briquetting of other materials. However, to date, Covol has only commercialized the coal-based synthetic fuel application. The other applications have not been commercialized or proven out in full-scale operations. The level of success Covol has in commercializing these other applications will directly impact Covol's ability to grow its business in the long term.


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
                 Preferences and Rights of Covol's Series A 6%
                 Convertible Preferred Stock (Originally designated as Exhibit No. 3.1.2)

3.1.4            Certificate of Designation,  Number, Voting Powers,      (8)
                 Preferences and Rights of  Covol's Series B
                 Convertible Preferred Stock (Originally designated as Exhibit No. 3.1.3)

3.2              By-Laws of Covol                                         (1)

3.2.1            Certificate of Amendment to Bylaws of Covol dated
                 January 31, 1996                                         (1)

3.2.2            Certificate of Amendment to the Bylaws dated May         (6)
                 20, 1997 (Originally designated as Exhibit No. 3.2.1)

3.2.3            Certificate of Amendment to the Bylaws dated June 25,    (6)
                 1997 (Originally designated as Exhibit No. 3.2.2)

4.1              Promissory Note between Covol and Mountaineer           (12)
                 Synfuel, L.L.C. dated May 5, 1998 (filed as
                 Exhibit 10.52.2 hereto)

Exhibit No.                       Description                          Location


4.2              Promissory Note dated December 8, 1998 of Covol to      (13)
                 Mountaineer Synfuel, L.L.C.(filed as Exhibit
                 10.52.4 hereto)

4.3              Security Agreement dated December 8, 1998 between       (13)
                 Mountaineer Synfuel, L.L.C. and Covol (filed as
                 Exhibit 10.52.5 hereto)


9.1              Special Powers of Attorney Coupled With an Interest     (1)
                 dated February 1, 1996 between Covol, Gerald Larson and Michael McEwan

10.1             License Agreement, dated June 30, 1995, between         (1)
                 Covol and Greystone Environmental Technologies, relating to the Greystone Joint Venture

10.1.1           First Amendment dated January 3, 1996 to the            (1)
                 License Agreement dated June 30, 1995 between
                 Covol and Greystone Environment Technologies

10.2             Briquetting Services Agreement, dated May 5, 1995,      (1)
                 between Geneva Steel Company and Covol

10.2.1           Amended and Restated Briquetting Service                (3)
                 Agreement, dated May 14, 1996, between Covol and Geneva Steel Company

10.3             Lease Agreement, dated May 5, 1995 between              (1)
                 Geneva Steel Company, as landlord, and Covol, as tenant

10.3.1           First Amendment to Lease Agreement, dated May           (3)
                 14, 1996 between Geneva Steel Company, as landlord, and Covol, as tenant

10.4             Master Equipment Lease Agreement, dated May             (1)
                 4, 1995, between Keycorp Leasing Ltd. and Covol

10.5             1995 Stock Option Plan                                  (1)

10.5.1           First Amendment to the 1995 Stock Option Plan           (1)

10.6             Employment Agreement, dated January 1, 1992, with       (1)
                 Kenneth M. Young

10.7             Employment Agreement, dated July 1, 1992, with          (1)
                 Russell Madsen

10.8             Lease Agreement, dated May 31, 1994, between            (1)
                 Covol and Byrleen Hanson regarding Carbon
                 County, Utah

10.9             Standard Form of Agreement between Owner and            (1)
                 Design Builder dated December 28, 1995 between
                 Covol and Lockwood Greene Engineers, Inc.

10.9.1           Notice to Proceed from Covol to Lockwood Greene         (1)
                 Engineers, Inc. dated January 14, 1996

10.9.2           Letter Agreement with Lockwood Greene Engineers,        (1)
                 Inc. to extend notice dates.

10.9.3           Letter dated July 26, 1996 from Lockwood Greene         (3)
                 Engineers, Inc. and the Memorandum of Understanding between Covol Technology, Inc. and Lockwood
                 Greene Engineers, Inc. dated August 28, 1996

Exhibit No.                    Description                            Location

10.9.4           Amendment to Standard Form of Agreement between         (3)
                 Owner and Design/Builder dated December 28, 1995, dated September 16, 1996, between Covol and
                 Lockwood Greene Engineers, Inc.

10.10            Engagement Letter dated December 18, 1995 by and        (1)
                 between Covol and Smith Barney

10.10.1          Termination Letter, dated July 8, 1996, from            (3)
                 Smith Barney

10.11            Letter of Understanding dated January 30, 1996          (1)
                 between Covol and CoBon Energy, LLC

10.11.1          Modification of Letter of Understanding dated           (3)
                 August 20, 1996 between Covol and CoBon Energy, LLC

10.11.2          License Agreement dated September 10, 1996, between     (3)
                 Covol and CoBon Energy, LLC

10.11.3**        Project Development Agreement, dated December 30,       (9)
                 1996, between Covol and CoBon Energy LLC

10.11.4**        Modification of Project Development Agreement,          (9)
                 dated December 31, 1996, between Covol and CoBon
                 Energy, LLC

10.12            [Intentionally Omitted]

10.13            Promissory Note dated February 15, 1996 in favor        (1)
                 of Covol from Michael McEwan and Gerald Larson

10.14            [Intentionally Omitted]

10.15            Agreement between Alabama Power Company and             (3)
                 Covol for the Sale and Purchase of Coal, dated
                 April 16, 1996, between Covol and the Alabama
                 Power Company

10.16            Employment Agreement, dated June 1, 1996 with           (3)
                 Brent M. Cook

10.16.1          Stock Option Agreement dated June 1, 1996 with          (3)
                 Brent M. Cook

10.18            Letter dated July 19, 1996 from Covol canceling         (3)
                 the Site Identification Agreement

10.19            Term Sheet, dated August 22, 1996, from Covol           (3)
                 common stock to Byrleen Hanson regarding purchase of Price, Utah office building


10.20            Primary Agreement, dated November 6, 1996, between      (3)
                 Covol and Savage Industries Inc.

10.20.1          Mojave Agreement, dated November 6, 1996, between       (3)
                 Covol and Savage Industries Inc.

10.21            Release to all claims, dated September 13, 1996,        (3)
                 executed by Maynard Moe

Exhibit No.                       Description                          Location

10.22            Letter of Understanding, dated September 13, 1996,      (3)
                 between Covol and E.J. Hodder & Associates, Inc.
                 regarding the sale of the Port Hodder facility to Covol

10.23            Sublease, dated September 9, 1996, between Covol        (3)
                 and Parker Towing Company, Inc. regarding the lease of approximately 16 acres located in Tuscaloosa County, Alabama

10.24            Supply Agreement, dated September 11, 1996,             (3)
                 among Covol, K-Lee Processing, Inc. and Concord
                 Coal Recovery Limited Partnership

10.25            PacifiCorp Financial Services, Inc. Letter of           (3)
                 Intent (Covol Technologies) dated September 12, 1996

10.26            Exclusive Financial Advisor Agreement, dated            (3)
                 September 16, 1996, between Covol and Coalco
                 Corporation

10.27            Settlement Agreement, dated September 17, 1996,         (3)
                 among   Covol,   Environmental   Technologies   Group
                 International, Inc., Larson Limestone Company, Inc., Michael M. Midgley, Mark Hardman, Kenneth M. Young,
                 Irene Larson, Farrell Larson, Gary Burningham and Burningham Enterprises, Inc.

10.28            Debenture Agreement and Security Agreement, dated       (3)
                 December 20, 1996,  between AJG  Financial  Services,
                 Inc. and Covol

10.29            Arthur J. Gallagher & Co. Letter of Intent, dated       (3)
                 November 13, 1996

10.30            Lease Agreement, dated December 12, 1996, between       (3)
                 Covol and UPC, Inc. regarding Price City, Utah property

10.31            1996 Standard Form of Agreement between Owner and       (3)
                 Design/Contractor

10.32            Form of Limited Partnership Agreements for Alabama      (3)
                 Synfuel #1, Ltd.  ("AS #1") and Utah Synfuel #1, Ltd.
                 ("US #1")

10.33            Utah Project Purchase Agreement, dated as of            (4)
                 March 7, 1997, by and among Covol, US #1, a Delaware limited partnership, and Coaltech No. 1, L.P., a Delaware limited partnership ("Coaltech")

10.34            License and Binder Purchase Agreement, dated as of      (4)
                 March 7, 1997, by and among Covol, US #1 and Coaltech

10.35            Operation and Maintenance Agreement, dated as of        (4)
                 March 7, 1997, by and between Covol and Coaltech

10.36            Purchase and Supply Agreement, dated as of March        (4)
                 7, 1997, by and among Covol, US #1 and Coaltech

10.37            Abandonment Option Agreement, dated as of March 7,      (4)
                 1997, by and among Covol and the limited partners of Coaltech

10.38            Convertible Loan and Security Agreement, dated as       (5)
                 of  March  20,  1997,   by  and  between   Covol  and
                 PacifiCorp Financial Services, Inc. ("PacifiCorp")

Exhibit No.                    Description                             Location

10.38.1          Amendment to Convertible Loan and Security              (9)
                 Agreement, dated December 12, 1997 by and between Covol and PacifiCorp

10.39            Alabama Project Purchase Agreement ("Alabama            (5)
                 Agreement") dated as of March 20, 1997, by and among Covol, AS #1 and Birmingham Syn Fuel, L.L.C.

10.39.1          Letter Amendment, dated June 27, 1997, to               (9)
                 Alabama Agreement.

10.39.2 **       Letter Amendment, dated July 7, 1997, to                (9)
                 Alabama Agreement.

10.39.3          Letter Amendment, dated August 28, 1997, to             (9)
                 Alabama Agreement.

10.39.4          Letter Amendment, dated December 12, 1997, to           (9)
                 Alabama Agreement.

10.39.5 **       Amended and Restated License Agreement, and Binder      (9)
                 Purchase dated December 12, 1997, by and among Covol,
                 AS #1 and Birmingham Syn Fuel.

10.39.6**        Letter Amendment dated February 20, 1998, to the       (10)
                 Alabama Project Purchase  Agreement dated as of March
                 20, 1997, by and among Covol,  AS #1, and  Birmingham
                 Syn Fuel.

10.39.7          Call Option Agreement date February 20, 1998,          (10)
                 between Birmingham Syn Fuel and Covol.

10.39.8**        Letter Amendment dated February 20, 1998, to the       (10)
                 Amended  and  Restated  License  and Binder  Purchase
                 Agreement dated as of December 12, 1997, by and among Covol. AS #1 and Birmingham Syn Fuel.

10.39.9**        Non-negotiable Promissory Note dated February 20,      (10)
                 1998, in favor of AS #1,  executed by Birmingham  Syn
                 Fuel as debtor.

10.39.10         Security Agreement dated February 20, 1998, by and     (10)
                 among Covol, AS #1 and Birmingham Syn Fuel.

10.40            Conditional Option Agreement, dated as of March 20,     (5)
                 1997, by and among Birmingham Syn Fuel I, Inc., Birmingham Syn Fuel II, Inc., PacifiCorp, AS #1 and
                 Covol

10.41            Registration Rights Agreement, dated as of March 20,    (5)
                 1997, by and between Covol and PacifiCorp

10.42**          Amended and Restated Agreement Concerning               (9)
                 Additional Facilities, dated December 12, 1997, by and between PacifiCorp., Birmingham Syn Fuel, LLC and
                 Covol

10.43            Lease Agreement between Industrial Management           (9)
                 Engineering, Inc. and Covol

10.44            Employment Agreement, dated January 1, 1997             (9)
                 with Stanley M. Kimball

10.45**          License and Binder Purchase Agreement, dated            (9)
                 December 14, 1997, between Appalachian Synfuel, LLC and Covol

Exhibit No.                  Description                               Location
10.46**          Financing Agreement, dated November 14, 1997,           (9)
                 between Covol and CoBon Energy, L.L.C.

10.47**          License Agreement, dated as of August 5, 1997,          (9)
                 by and between Pelletco Corporation and Covol

10.48**          Preparation Plant and Find Ponds Lease                  (9)
                 (Wellington, Utah), dated February 21, 1997, between Earthco and Covol

10.49**          Agreement Concerning Additional Facilities,             (9)
                 dated  December  27,  1996,   between  AJG  Financial
                 Services, Inc. and Covol

10.50**          Form of Agreement for Technology Licensing of           (9)
                 Facilitation,  dated  December 31,  1996,  between PC
                 West Virginia Synthetic Fuel #1, LLC and Covol

10.50.1**        Form of Amended and Restated License and Binder        (11)
                 Purchase Agreement dated February 3, 1998, between PC
                 Virginia   Synthetic   Fuel  #1,  PC  West   Virginia
                 synthetic Fuel #2, PC West Virginia Synthetic Fuel #3 and Covol.

10.50.2**        Loan Agreement between C.C. Pace Capital, L.L.C. and   (11)
                 Carbon  Resources,  Inc.  and Covol  dated  April 21,
                 1998.

10.50.3          Security Agreement between C.C. Pace Capital, L.L.C.   (11)
                 and Carbon Resources,  Inc. and Covol dated April 21,
                 1998.

10.51            Employment Agreement, dated March 20, 1997 with         (9)
                 Max E. Sorenson

10.52**          Technology License and Binder Purchase Agreement       (12)
                 between Mountaineer Synfuel, L.L.C., Licensee, and Covol, Licensor

10.52.1 Asset Purchase Agreement between Mountaineer Synfuel, (12) L.L.C. as Purchase and Covol as Seller dated May 5,
                 1998

10.52.2          Promissory Note between Covol and Mountaineer          (12)
                 Synfuel, L.L.C. dated May 5, 1998

10.52.3          Deed of Ground Lease between Upshur Property,          (12)
                 Inc. and Covol dated May 5, 1998


10.52.4          Promissory Note dated December 8, 1998 of Covol        (13)
                 Technologies, Inc. to Mountaineer Synfuel, L.L.C.



10.52.5          Security Agreement dated December 8, 1998 between      (13)
                 Mountaineer  Synfuel,  L.L.C. and Covol Technologies,
                 Inc.



10.52.6          Leasehold Credit Line Deed of Trust and Security       (13)
                 Agreement   dated   December   8,   1998   by   Covol
                 Technologies, Inc. for Mountaineer Synfuel, L.L.C. as Beneficiary.



10.52.7          Amendment No. 1 to Deed of Ground Lease dated          (13)
                 December 8, 1998 between  Upshur  Property,  Inc. and
                 Covol Technologies, Inc.



10.53.1          Debenture  Agreement and Security Agreement            (13)
                 dated as of January 9, 1998, between Covol and AJG Financial Services, Inc.

Exhibit No.                   Description                              Location


10.53.2          Debenture dated as of January 9, 1998 between          (13)
                 Covol and AJG Financial Services, Inc.



10.53.3          Warrant A dated as of January 9, 1998, issued by       (13)
                 Covol in favor of AJG Financial Services, Inc.



10.53.4          Warrant B dated as of January 9, 1998, issued by       (13)
                 Covol in favor of AJG Financial Services, Inc.



10.53.5          Registration Rights Agreement dated as of January      (13)
                 9, 1998,  between Covol and AJG  Financial  Services,
                 Inc.



10.54            Employment Agreement effective May 1, 1998 with        (13)
                 Steven G. Stewart



10.55            Employment Agreement effective August 1, 1997          (13)
                 with Dee J. Priano


16.1             Letter to Securities and Exchange Commission,          (1)
                 dated March 24, 1995, from Jones, Jensen & Orton & Company, certified public accountants


21.1             List of Subsidiaries of Covol                          (13)



23.1             Consent of PricewaterhouseCoopers LLP                  (13)



27.1             Financial Data Schedule for the fiscal year
                 ended September 30, 1998                               (13)



27.2             Restated Financial Data Schedule for the fiscal        (13)
                 years ended September 30, 1997 and 1996

------------------------

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


(13) Incorporated by reference to the indicated exhibit filed with Covol's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.


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




PRICEWATERHOUSECOOPERS LLP


Salt Lake City, Utah
December 22, 1998


                                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEETS


                                                                                         As of September 30,
(thousands of dollars)                                                                  1998            1997
----------------------------------------------------------------------------------- -------------- ----------------
ASSETS

Current assets:
     Cash and cash equivalents                                                              $ 727           $4,780
     Receivables                                                                            2,879               13
     Receivable - stock subscriptions                                                         ---              577
     Due from related party                                                                 1,012              509
     Inventories                                                                            1,645            1,819
     Advances on inventories                                                                2,522            1,087
     Notes receivable - related parties, current                                              229              276
     Facilities held for sale                                                              28,405            8,155
     Prepaid expenses and other current assets                                                682               52
                                                                                    -------------- ----------------
            Total current assets                                                           38,101           17,268
                                                                                    -------------- ----------------

Property, plant and equipment, net of accumulated depreciation                             14,902            5,464
                                                                                    -------------- ----------------

Other assets:
     Restricted investments                                                                   748              ---
     Notes and accrued interest receivable, non-current                                     7,646              ---
     Notes receivable - related parties, non-current                                        2,869            3,817
     Investment in licensee facility                                                          340              ---
     Intangible assets                                                                      3,118              ---
     Deposits and other assets                                                                185              321
                                                                                    -------------- ----------------
            Total other assets                                                             14,906            4,138
                                                                                    -------------- ----------------


            Total assets                                                                  $67,909          $26,870
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
parties

Compensation expense
related to issuance
of stock options
for services                                        3     --        127

Reclassification
of notes receivable
- related parties                                                                                                 (672)

Net loss for the
year ended
September 30, 1998                                                                                     (3,986)
                     -------  ------  --------- ------  ------  ---------  ------  ------  ---------  ------- ---------   ---------

Balances at
September 30, 1998     316       $1   $5,184   11,272    $11    $64,100        0     $0        $0    $(36,177) $(7,773)    $(3,775)
                     =======  ======  ======== ======   =====   ========  ======   =====   ========  ========  =======   ==========


                     The accompanying notes are an integral
                  part of the consolidated financial statements


                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Year ended September 30,
(thousands of dollars)                                                                            1998        1997         1996
---------------------------------------------------------------------------------------------- ----------- ------------ ------------
Cash flows from operating activities:

Net loss                                                                                          $(3,986)    $(10,995)    $(13,836)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                                               607          193          187
          Losses applicable to minority interests in subsidiaries                                    (392)      (1,245)          (4)
          Loss on disposal of discontinued operations                                                 ---          ---          291
          Deferred income taxes                                                                       ---          ---           23
          Loss on sale of facility                                                                    218          582          ---
          Interest expense related to issuance of convertible debt at a discount                    2,046        1,429          ---
          Amortization of deferred compensation and compensation expense on stock options           1,035        1,675        4,773
          Common stock issued or to be issued for services and distribution rights, and
            compensation expense related to common stock issued below market                          ---        1,055          547
          Write-down (write-up) of notes receivable - related parties                                 (19)          60        2,700
          Inducement expense related to conversion of notes payable into common stock                 ---          323          ---
          Services received in lieu of payments on notes receivable issued for common stock           ---          ---          687
          Interest earned on notes receivable - related parties                                       ---          ---         (265)
          Notes payable issued for services                                                           ---          ---          160

     Increase (decrease) from changes in assets and liabilities,  net of effects from investing and financing activities:
           Receivables                                                                             (2,866)          65          (55)
           Due from related party                                                                    (503)        (509)         ---
           Inventories                                                                                174          (61)        (162)
           Advances on inventories                                                                 (1,435)      (1,087)         ---
           Prepaid expenses and other current assets                                                 (630)          (7)         (32)
           Accrued interest receivable - non-current                                                 (486)         ---          ---
           Deposits and other assets                                                                  136         (121)          24
           Accounts payable                                                                            23       (1,138)       1,436
           Due to related party                                                                        61        1,548          ---
           Accrued liabilities                                                                        851        2,166           47
           Accrued interest payable, non-current                                                      362          204          ---
           Deferred revenues from advance license fees                                               (250)       1,650          ---
           Deferred compensation                                                                       12           11           10
           Discontinued operations non-cash charges and working capital changes                       ---          ---          894
                                                                                               ----------- ------------ ------------
                Net cash used in operating activities                                             (5,042)       (4,202)      (2,575)
                                                                                               ----------- ------------ ------------

     Cash flows from investing activities:
          Purchase of property, plant and equipment and facilities held for sale                  (36,963)      (7,194)      (5,055)
          Investment in licensee facility                                                            (340)         ---          ---
          Increase in restricted investments                                                         (748)         ---          ---
          Issuance of note receivable                                                                (660)         ---          ---
          Issuance of notes receivable -- related parties                                             ---          ---         (704)
          Proceeds from notes receivable - related parties                                            323           45          ---
          Increase in cash surrender value of life insurance                                          ---          (32)         (13)
                                                                                               ----------- ------------ ------------
               Net cash used in investing activities                                              (38,388)      (7,181)      (5,772)
                                                                                               ----------- ------------ ------------

                                    continued

                     The accompanying notes are an integral
                  part of the consolidated financial statements


                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

                                                                                                  Year ended September 30,
(thousands of dollars)                                                                          1998        1997        1996
-------------------------------------------------------------------------------------------- ----------- ----------- ------------

     Cash flows from financing activities:

        Proceeds from issuance of notes payable and convertible debentures                      $35,454      $6,070        $ 700
        Payment on notes payable                                                                   (330)     (1,109)        (159)
        Proceeds from issuance of notes payable -- related parties                                  ---         595          ---
        Payment on notes payable -- related parties                                                 ---        (756)      (3,539)
        Proceeds from receivable -- stock subscriptions                                             577         ---          ---
        Proceeds from issuance of common stock, net                                               3,257       5,573        7,570
        Proceeds from issuance of preferred stock, net                                               90       5,095          ---
        Proceeds from notes receivable -- related parties, from issuance of, or
          collateralized by common stock                                                            329         109          171
        Proceeds from issuance of minority interests in subsidiaries                                ---         302        4,385
        Cash distribution to minority interest limited partners                                     ---        (206)         ---
        Financing activities of discontinued operations                                             ---         ---       (1,582)
                                                                                             ----------- ----------- ------------
         Net cash provided by financing activities                                               39,377      15,673        7,546
                                                                                             ----------- ----------- ------------


     Net increase (decrease) in cash and cash equivalents                                        (4,053)      4,290         (801)

     Cash and cash equivalents, beginning of year                                                 4,780         490        1,291
                                                                                             ----------- ----------- ------------

     Cash and cash equivalents, end of year                                                       $ 727     $ 4,780        $ 490
                                                                                             =========== =========== ============

     Supplemental schedule of non-cash investing and financing activities:
        Common stock issued on conversion of notes payable and accrued interest                  $8,179       $ ---        $ ---
        Note receivable issued for sale of facility                                               6,500       3,500          ---
        Common stock issued for purchase of minority interests in subsidiaries                    5,384         ---          ---
        Note payable issued for inventory                                                           ---       1,595          ---
        Accounts payable for facilities held for sale                                               588       1,968          ---
        Common stock issued for notes receivable                                                    ---         577        6,284
        Common stock issued to repay notes payable and accrued interest -- related party            ---       1,261          ---
        Note payable issued for equipment                                                           ---       1,607          ---
        Distribution to minority limited partners offset against note receivable                    ---          66          ---
        Obligations assumed in connection with sale of subsidiaries                                 ---         ---        4,636
        Note receivable received for subsidiaries (net of imputed interest)                         ---         ---        4,350
        Note payable issued and common stock to be issued to acquire land                           ---         ---          927
        Note payable issued for services                                                            ---         ---          160

     Supplemental  disclosure of cash flow information:
       Cash paid for interest, net of amounts capitalized:
       Continuing operations                                                                        $49        $208         $111
       Discontinued operations                                                                      ---         ---           98

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


   Common Stock and Options

   Common stock issued for services is accounted for using the fair value of theed shares of common stock, determined at the time the shares are issued. The measurement date used to value non-employee option grants is the option grant date. Such options are valued using the Black-Scholes model.


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

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   ----------

1. Summary of Significant Accounting Policies, continued

   Reclassifications


   Certain prior year amounts have been reclassified to conform with the current year's presentation. These reclassifications had no effect on net loss.


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
   ---------------------------------------------------------------------------------------------- -------------- --------------

   Notes and Accrued Interest Receivable, non-current

   Note receivable from a corporation,  bearing interest at 12%,  principal  and interest due February 2003,  collateralized by a synthetic  fuel facility  in
   Alabama, which was sold by the Company.                                                               $6,500           $---


   Accrued interest receivable from the above corporation                                                   486            ---

   Unsecured  note  receivable  from a  corporation  bearing  interest  at  10%, receivable in quarterly  principal  installments of $55  beginning  September
   1999                                                                                                     660            ---
                                                                                                  -------------- --------------
   Notes and interest receivable                                                                         $7,646           $---
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


                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS, continued
                                   ----------

7. Long-term Liabilities, continued


  (thousands of dollars)                                                                                1998          1997
  ------------------------------------------------------------------------------------------------- ------------- -------------


  Note payable to a corporation,  bearing interest at 15%,  collateralized  by a synthetic fuel facility in Pennsylvania, held for sale, and due at the earlier
  of the sale of the facility or August 1999.                                                              5,800           ---

  Note payable to a corporation  bearing  interest at 18% until October 1998, at which time it increased to 22%, due June 1999,  collateralized by a promissory note  receivable and by certain future license fees receivable by the Company.
  Warrants to purchase  100,000  shares of common  stock were granted in October
  1998 based on the  outstanding  principal  balance.  A member of the Company's
  Board of Directors is affiliated with this corporation.                                                  4,000           ---

  Note payable to a corporation, bearing interest at 13% until December 1998, at which time it increases to 14%. Principal and accrued interest due March 1999, collateralized  by certain  future license fees  receivable  by  the  Company.
  A member of  the  Company's  Board  of  Directors  is  affiliated   with  this
  corporation.                                                                                             4,000           ---


  Convertible  note payable to a corporation  bearing interest at prime plus 2%.
  Principal  of $6,686 plus  accrued  interest of $314 was  converted  to common
  stock at $7.00 per share in March 1998.                                                                    ---         3,302

  Convertible  debenture  payable  to two  individuals  and  one  trust  bearing interest at prime plus 2%.  Converted  to common  stock at $11.00 per share in
  June 1998.                                                                                                 ---         1,000

  Other                                                                                                       94           ---
                                                                                                    ------------- -------------
                                                                                                          35,979         8,147
       Less: current portion                                                                              22,049         5,247
                                                                                                    ============= =============
       Total non-current                                                                                 $13,930        $2,900
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

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   ----------

7. Long-term Liabilities, continued

   Interest Costs


   During 1998, the Company incurred total interest costs of approximately $4,266,000 (including approximately $2,046,000 of non-cash interest expense resulting from issuance of convertible debt at a discount), of which approximately $1,390 000 was capitalized. During 1997, the Company incurred total interest costs of approximately $2,023,000 (including approximately $1,429,000 of non-cash interest expense resulting from issuance of convertible debt at a discount), of which approximately $378,000 was capitalized. During 1996, the Company incurred total interest costs of approximately $94,000, of which approximately $33,000 was capitalized.


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

  (thousands of dollars, except per-share data)                                    1998             1997            1996
  --------------------------------------------------------------------------- ---------------- --------------- ---------------

  Net loss attributed to common stockholders -- reported                             $(4,323)       $(11,184)       $(13,836)
                                             -- pro forma                             (7,245)        (11,799)        (14,530)
  Basic and diluted net loss per share -- reported                                      (.43)          (1.38)          (1.99)
                                       -- pro forma                                     (.73)          (1.46)          (2.09)

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