Form 10-Q
period 1999-06-30
COVOL TECHNOLOGIES INC
filed 1999-08-16
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of shares outstanding of the Registrant's common stock as of August 9, 1999 was 12,722,492.

                            COVOL TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                                                        Page No.
PART I - FINANCIAL INFORMATION

     ITEM 1. CONSOLIDATED FINANCIAL INFORMATION (Unaudited)
             Consolidated Balance Sheets - As of September 30, 1998
               and June 30, 1999............................................  3
             Consolidated Statements of Operations - For the three
               months ended June 30, 1998 and 1999 and the nine months
               ended June 30, 1998 and 1999.................................  5
             Consolidated Statement of Changes in Stockholders' Equity -
               For the nine months ended June 30, 1999......................  6
             Consolidated Statements of Cash Flows - For the nine
               months ended June 30, 1998 and 1999..........................  7
             Notes to Consolidated Financial Statements.....................  8

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS...................................... 16

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS.............................................. 24

     ITEM 2. CHANGES IN SECURITIES.......................................... 24

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES................................ 25

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............ 25

     ITEM 5. OTHER INFORMATION.............................................. 25

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................... 25

SIGNATURES.................................................................. 26

Certain statements in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. As such, actual results may vary materially from current expectations. For a discussion of certain of the factors that could cause actual results to differ from expectations, please see the information set forth under the caption entitled "Forward Looking Statements" in PART I, ITEM 2 hereof. There can be no assurance that Covol's results of operations will not be adversely affected by such factors. Covol undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's opinion only as of the date hereof.


ITEM 1.   CONSOLIDATED FINANCIAL INFORMATION (Unaudited)


                                          COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED BALANCE SHEETS
                                                         (Unaudited)

                                                                                             September 30,       June 30,
(thousands of dollars)                                                                           1998              1999
------------------------------------------------------------------------------------------- ---------------- -----------------
ASSETS

Current assets:
     Cash and cash equivalents                                                              $           727  $          1,932
     Receivables                                                                                      2,879             2,200
     Due from related party                                                                           1,012             2,271
     Inventories                                                                                      1,645             1,683
     Advances on inventories, current                                                                 2,522               935
     Facilities held for sale                                                                        28,405            28,542
     Prepaid expenses and other current assets                                                          682               439
                                                                                            ---------------- -----------------
            Total current assets                                                                     37,872            38,002
                                                                                            ---------------- -----------------

Property, plant and equipment, net of accumulated depreciation                                       14,986            14,402
                                                                                            ---------------- -----------------

Other assets:
     Restricted investments                                                                             748               717
     Advances on inventories, non-current                                                                --             2,742
     Facility-dependent notes and accrued interest receivable                                         7,646             8,054
     Facility transferred under note receivable arrangement                                           3,166             2,774
     Intangible assets, net of accumulated amortization                                               3,118             3,875
     Deposits and other assets                                                                          525             1,809
                                                                                            ---------------- -----------------
            Total other assets                                                                       15,203            19,971
                                                                                            ---------------- -----------------

Total assets                                                                                $        68,061  $         72,375
                                                                                            ================ =================

                                   (continued)

                     The accompanying notes are an integral
                  part of the consolidated financial statements


                                         COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEETS, continued
                                                        (Unaudited)
                                                                                             September 30,      June 30,
(thousands of dollars and shares)                                                                 1998            1999
-------------------------------------------------------------------------------------------- --------------- ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                       $         3,036  $         1,265
     Due to related party                                                                             1,609            2,377
     Accrued liabilities                                                                              2,858            3,023
     Notes payable, current                                                                          22,049           20,359
                                                                                            ---------------- -----------------
            Total current liabilities                                                                29,552           27,024
                                                                                            ---------------- -----------------

Long-term liabilities:
     Notes payable, non-current                                                                      13,930           22,695
     Accrued interest payable, non-current                                                              566              255
     Notes and accrued interest payable - related parties, non-current                                  147               --
     Deferred revenues from advance license fee                                                       1,155            1,050
     Deferred compensation                                                                              236              205
                                                                                            ---------------- -----------------
            Total long-term liabilities                                                              16,034           24,205
                                                                                            ---------------- -----------------
            Total liabilities                                                                        45,586           51,229
                                                                                            ---------------- -----------------

Minority interest in consolidated subsidiaries                                                          507              109
                                                                                            ---------------- -----------------

Commitments and contingencies (Note 6)

Redeemable convertible  preferred stock, $.001 par value, issued and outstanding
  0 shares at September  30, 1998 and 60 shares at June 30, 1999  (aggregate
  liquidation preference of $7,623 at June 30, 1999)                                                     --            4,332
                                                                                            ---------------- -----------------

Stockholders' equity:
     Convertible  preferred stock,  $0.001 par value;  authorized 10,000 shares, issued and  outstanding  316 shares at September 30, 1998 and 18 shares at
       June 30, 1999 (aggregate liquidation preference of $4,170 at June 30, 1999)                        1                1
     Common stock, $0.001 par value; authorized 25,000 shares, issued and outstanding
       11,272 shares at September 30, 1998 and 12,586 shares at June 30, 1999                            11               12
     Capital in excess of par value                                                                  69,284           78,091
     Accumulated deficit                                                                            (35,780)         (51,674)
     Notes and interest receivable - related parties, from issuance of, or collateralized
       by, common stock, net of allowance                                                            (7,773)          (7,024)
     Deferred compensation from stock options                                                        (3,775)          (2,701)
                                                                                            ---------------- -----------------
            Total stockholders' equity                                                               21,968           16,705
                                                                                            ---------------- -----------------

Total liabilities and stockholders' equity                                                  $        68,061  $        72,375
                                                                                            ================ ================

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                                           COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (Unaudited)

                                                                Three Months Ended June 30,         Nine Months Ended June 30,
(thousands of dollars, except per-share amounts)                    1998             1999             1998             1999
-------------------------------------------------------------- ---------------- ---------------- ---------------- ---------------

Revenues:
     License fees                                              $         3,185  $           661  $         7,841  $        1,565
     Synthetic fuel sales                                                   --              242                5             242
     Binder sales                                                           --              409               --           1,365
     Binder and coal fine sales - related party                          1,248               50            3,243             233
     Binder plant sales                                                  1,298               --            1,298              --
     Other                                                                   4               23               70             122
                                                               ---------------- ---------------- ---------------- ---------------
          Total revenues                                                 5,735            1,385           12,457           3,527
                                                               ---------------- ---------------- ---------------- ---------------

Operating costs and expenses:
     Cost of coal briquetting operations                                 1,409            2,866            2,457           8,687
     Cost of binder                                                         --              291               --             941
     Cost of binder and coal fines - related party                       1,056                7            3,073              42
     Cost of binder plants                                               1,095               --            1,095              --
     Asset impairment charge                                                --              556               --             556
     Selling, general and administrative                                 1,111            1,338            3,003           3,500
     Research and development                                               81              154              309             497
     Compensation expense from stock options, stock
          warrants and issuance of common stock                            286              749              732           1,074
                                                               ---------------- ---------------- ---------------- ---------------
        Total operating costs and expenses                               5,038            5,961           10,669          15,297
                                                               ---------------- ---------------- ---------------- ---------------

Operating income (loss)                                                    697           (4,576)           1,788         (11,770)
                                                               ---------------- ---------------- ---------------- ---------------

Other income (expense):
     Interest income                                                       224              308              363           1,298
     Interest expense                                                       --           (1,981)          (2,292)         (4,394)
     Minority interest in net losses of consolidated
        subsidiaries                                                       183               --              321              --
     Write-up (write-down) of notes receivable - related
        parties,  collateralized by common stock                           532               --            1,095           (749)
     Other                                                                 (38)             (26)              71           (102)
                                                               ---------------- ---------------- ---------------- ---------------
          Total other income (expense)                                     901           (1,699)            (442)         (3,947)
                                                               ---------------- ---------------- ---------------- ---------------

Net income (loss)                                              $         1,598  $        (6,275) $         1,346  $      (15,717)
                                                               ================ ================ ================ ===============

Basic income (loss) per common share                           $           .15  $          (.54) $           .11  $        (1.33)
                                                               ================ ================ ================ ===============

Diluted income (loss) per common share                         $           .12  $          (.54) $           .09  $        (1.33)
                                                               ================ ================ ================ ===============

                     The accompanying notes are an integral
                  part of the consolidated financial statements


                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     For the Nine Months Ended June 30, 1999
                                   (Unaudited)

                                                                                                         Notes and
                                                                                                         interest
                                                                                                        receivable
                                                                                                         -related
                                                                                                        parties, from
                       Convertible Preferred      Common Stock                                           issuance of,
                              Stock                                                                     or collater-     Deferred
                      -----------------------------------------------                                     alized       compensation
(thousands of dollars                                                 Capital in excess   Accumulated    by, common     from stock
 and shares)            Shares     Amount       Shares        Amount    of par value        deficit         stock          options
------------------------------------------------------------------------------------------------------------------------------------
Balances
at September 30, 1998     316        $1        11,272           $11        $69,284         $(35,780)       $(7,773)       $(3,775)

Common stock
issued to purchase
minority interests
in subsidiaries                                    70            --            519

Common stock
issued for cash,
including exercise
of stock options                                  776             1          3,774

Value of common
stock warrants
issued under terms
of existing debt
agreement                                          --            --            247

Common stock
issued for
rights to
technology                                         60            --            375

Common stock
issued on
conversion of
preferred stock
and in payment
of accrued but
undeclared dividends     (299)       --           422            --            177             (177)

Return of
previously issued
common stock by
a director                                        (14)           --             --

Value of common
stock options
issued in connection
with debt financing                                --            --            175

Preferred stock
issued for cash,
net of offering costs       1        --                                        899

Value of common
stock warrants
issued in connection
with redeemable
convertible preferred
stock and
convertible debt                                                             2,435

Value of common
stock warrants
issued in connection
with extension of
note payable due date                              --            --            206

Write-down of
notes receivable -
related parties                                                                                                749

Amortization of
deferred compensation
from stock options                                                                                                          1,074

Net loss for the
nine months ended
June 30, 1999                                                                               (15,717)
                      --------------------------------------------------------------------------------------------------------------
Balances at
June 30, 1999              18        $1        12,586           $12        $78,091         $(51,674)       $(7,024)       $(2,701)
                      ==============================================================================================================

                     The accompanying notes are an integral
                  part of the consolidated financial statements


                                           COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)
                                                                                                    Nine Months Ended June 30,
     (thousands of dollars)                                                                             1998            1999
-------------------------------------------------------------------------------------------------   --------------  ------------
     Cash flows from operating activities:
      Net income (loss)                                                                             $        1,346  $     (15,717)
      Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                                                          256          1,432
        Write-down (write-up) of notes receivable - related parties                                         (1,095)           749
        Interest expense related to amortization of debt discount and debt issuance costs                    2,266          1,160
        Amortization of deferred compensation from stock options                                               732          1,074
        Minority interest in net losses of consolidated subsidiaries                                          (321)            --
        Loss (gain) on disposition of equipment                                                                (26)           153
        Asset impairment charge                                                                                 --            556
        Decrease from changes in assets and liabilities, net of effects from investing
           and financing activities                                                                         (4,277)        (3,795)

                                                                                                    --------------  -------------
   Net cash used in operating activities                                                                    (1,119)       (14,388)
                                                                                                    --------------  -------------

   Cash flows from investing activities:
        Purchase of property, plant and equipment and facilities held for sale                             (33,716)          (685)
        Proceeds from sale of equipment                                                                         --            170
        Purchase of rights to technology                                                                        --           (127)
        Issuance of notes receivable                                                                        (1,257)            --
        Proceeds from facility transferred under note receivable arrangement                                   288            392
        Deposits collateralizing letters of credit                                                            (588)            --
        Proceeds from decrease in restricted investment                                                         --             50
                                                                                                    --------------  -------------
   Net cash used in investing activities                                                                   (35,273)          (200)
                                                                                                    --------------  -------------

   Cash flows from financing activities:
        Proceeds from issuance of notes payable and warrants                                                32,570         10,453
        Payments on notes payable                                                                               (6)        (4,655)
        Payments on notes payable - related parties                                                           (342)          (147)
        Proceeds from issuance of preferred stock and warrants, net                                             90          6,367
        Proceeds from issuance of common stock, net                                                          1,761          3,775
        Proceeds from receivable - stock subscriptions                                                         577             --
        Proceeds from notes receivable - related parties, collateralized by common stock                       314             --
                                                                                                    --------------  -------------
   Net cash provided by financing activities                                                                34,964         15,793
                                                                                                    --------------  -------------

   Net increase (decrease) in cash and cash equivalents                                                     (1,428)         1,205

   Total cash and cash equivalents, beginning of period                                                      4,780            727
                                                                                                    --------------  -------------

   Total cash and cash equivalents, end of period                                                   $        3,352  $       1,932
                                                                                                    ==============  =============

   Supplemental schedule of non-cash investing and financing activities:
        Common stock issued to purchase minority interests in subsidiaries                          $           --  $         519
        Common stock issued on conversion of preferred stock and undeclared dividends                           --          2,444
        Common stock issued for rights to technology                                                            --            375
        Notes payable issued for rights to technology                                                           --            426
        Property, plant and equipment acquired through reduction of accounts receivable                         --            413
        Notes payable issued for equipment                                                                     702            424
        Common stock issued on conversion of notes payable and related accrued interest                      8,179             --
        Common stock issued for notes receivable - related parties                                              45             --
        Notes receivable issued for sale of synthetic fuel facility                                          6,500             --
        Notes payable and accrued interest that were refinanced                                              2,040             --
        Preferred stock dividends not accrued or paid                                                          233            284

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------


1.   Nature of Operations and Basis of Presentation

     Covol Technologies, Inc. and Subsidiaries' ("Covol") primary business is to commercialize its binder technologies which are used to recycle waste by-products from the coal, steel and other industries into marketable fuel and resources. Through June 30, 1998, Covol's focus was on the construction of facilities and the licensing of its binder technologies to entities that constructed facilities that convert coal fines into synthetic fuel briquettes. At June 30, 1999, Covol and its licensees were operating 28 facilities in ten states at various levels of production, including four facilities which are using a technology that Covol acquired during the past nine months. Covol is actively seeking to sell its four owned facilities. Although there can be no assurance that the facilities will be sold, Covol has entered into a non-binding letter of intent for the sale of one of these facilities. Covol has entered into a separate non-binding letter of intent to sell Covol's synthetic fuel business, including the remaining three Covol-owned facilities and royalty interests from third-party licensees. Covol has no current plans to construct additional synthetic fuel facilities.

     There are 24 synthetic fuel plants that utilize Covol's patented technology and from which Covol intends to earn license fees. These facilities do not presently operate at levels needed to generate significant revenues to Covol. Improved operations at each of these plants depend on the ability of the plant owner to produce synthetic fuel that meets market specifications in order for the plant owner to market the synthetic fuel. Covol is assisting the plant owners in their efforts to overcome production and marketing problems. Covol anticipates that earned license fees or royalties from the production and sale of synthetic fuel will continue to increase during 1999 and in 2000. As production levels increase, sales of the binder materials by Covol to its licensees are expected to increase proportionately. Funds received by Covol from these activities are not expected to be sufficient to cover Covol's operating costs and expenses until early 2000.

     In order for operating activities to produce significant positive cash flows, Covol and its licensees must successfully address certain operating issues and marketing difficulties. These problems have delayed Covol's expected growth in license fees, and have resulted in lower than expected cash flows and higher than expected capital requirements. Operating issues which must be addressed include, but are not limited to, feedstock availability, moisture content, Btu content, correct application of binder formulation, operability of equipment, product durability, resistance to water absorption and overall costs of operations, which in many cases to date have resulted in unit costs in excess of synthetic fuel sale prices. Marketing difficulties which must be addressed relate to market acceptance of products manufactured using our technology. Industrial coal users must be satisfied that the synthetic fuel is a suitable substitute for standard coal products. Moisture content, hardness, special handling requirements and other characteristics of the synthetic fuel product may affect its marketability and its sales price. Many industrial coal users are also limited in the amount of synthetic fuel product they can purchase from us and our licensees because they have committed to purchase a substantial portion of their coal requirements through long-term contracts. Reliance on spot markets and the overall downward trend in coal prices have generally produced lower sale prices compared to long-term coal supply contracts in the utility industry. To date, our owned facilities and licensees have secured contracts for the sale of only a portion of their production. The suitability of synthetic fuel as a coal substitute, particularly the quality characteristics of synthetic fuel, and the traditional long-term supply contract practices of fuel buying in the utility industry have made the identification of purchasers of synthetic fuel difficult. Covol believes that once initial market resistance is overcome, long-term contracts will be secured for the synthetic fuel, and that Covol and its licensees will be able to market all synthetic fuel produced at prices similar to coal.

     Covol's short-term existence depends on the procurement of additional financing and the extensions of existing debt repayment terms in order to enable it to maintain adequate liquidity until it can sell its facilities held for sale or consummate the transactions contemplated by the letters of intent.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

     During November 1998, Covol issued common stock and common stock warrants for total net proceeds of approximately $3,730,000. During January 1999, Covol issued convertible preferred stock and warrants for total net proceeds of approximately $900,000. During March 1999, Covol issued convertible secured debt, convertible redeemable preferred stock and common stock warrants for total net proceeds of approximately $14,800,000. Covol is currently in discussions with creditors to whom debt is owed in August 1999 and is also in discussions with several potential lenders with regard to its short-term financing needs. Covol is using all available resources to remain solvent and will continue to pursue the extension of due dates of debt, additional financing, the sale of its facilities held for sale, and consummation of the transactions contemplated in the letters of intent. Covol believes it will be able to extend the repayment terms of its debt and that the funds raised in additional financings and excess proceeds from the sale of facilities will be sufficient to fund Covol's operations until its operating activities begin producing positive cash flow or it can consummate the transactions contemplated by the letters of intent.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments except for those described in the following two paragraphs consist of normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Covol's Annual Report on Form 10-K for the year ended September 30, 1998 and in Covol's Quarterly Reports on Form 10-Q for the quarters ended December 31, 1998 and March 31, 1999.

     During the three months ended June 30, 1999, Covol terminated three employees to whom compensatory stock options were granted in prior years. These stock options were not forfeited upon termination. During the three months ended June 30, 1999, total amortization of deferred compensation from stock options approximated $749,000, of which approximately $600,000 was for the write off of the unamortized deferred compensation related to these individuals.

     In May 1995, Covol entered into an agreement with Geneva Steel Company to build and operate a commercial briquetting facility. The facility never reached commercial operating levels, but was held for other uses, including potential relocation to another site for use in the production of synthetic fuel or in other applications. In early 1999, Geneva filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code due to a lack of sufficient liquidity. Primarily as a result of this event, Covol moved a substantial portion of the equipment comprising the facility from the Geneva site to another location where it is being used in a different application of Covol's technology. Certain assets at the Geneva site, primarily consisting of leasehold improvements on the property where the facility was located, were abandoned. The carrying value of these assets, totaling approximately $556,000, was written off during the quarter ended June 30, 1999.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and these differences could be material.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------


     Restatements and Reclassifications

     In accordance with generally accepted accounting principles and after discussion with the staff of the Securities and Exchange Commission in August 1999, the Company has restated its 1998 and 1999 financial statements for the following items:

        o To amortize a $1.4 million advance license fee paid by Coaltech on a straight-line basis over the contractual term of the license agreement which is through 2007. This fee had previously been deferred because Covol deemed the sale of the Utah facility, the license agreement, and the other related agreements to be one single integrated transaction, and because the agreement to purchase and remarket Coaltech's production at cost plus $1 per ton was currently resulting in losses which effectively eliminated the normal profit margin associated with binder sales to Coaltech. The de-recognition of the sale discussed in the following paragraph effectively separated these transactions.

        o To de-recognize the sale of the Utah facility in 1997 and account for this transaction under SEC guidelines for divestiture of a business operation, as outlined under Staff Accounting Bulletin
              (SAB) Topic 5:E. The note receivable related to this transaction has been classified as a facility transferred under note receivable arrangement and the loss on sale ($582,000) was reversed. All note payments received, including interest, reduce the carrying amount of the recorded asset.

        o     To reverse depreciation expense recorded on assets not in use.

     The combined effect of all of the above items is to decrease net income for the nine months ended June 30, 1998 by $83,000 and to increase the net loss for the nine months ended June 30, 1999 by $201,000.

     In addition to the above  restatements,  certain  prior year  amounts  were
     reclassified  to  conform  with  the  current  year's   presentation.   The
     reclassifications had no effect on net loss or total assets.

     Covol has currently filed two 1933 Act filings on Form S-3 Registration Statements, which are currently being reviewed by the SEC. In connection with that review, the SEC has raised questions which could result in further restatements.

2.   Change in Carrying Value of Note Receivable

     During the nine months ended June 30, 1999, Covol increased the allowance on the $5,000,000 face value note receivable from a stockholder by approximately $749,000, resulting in an adjusted carrying value for the note of $860,000 as of June 30, 1999. None of this adjustment in the allowance was attributable to the three-month period ended June 30, 1999. During the three and nine months ended June 30, 1998, Covol decreased the allowance by approximately $532,000 and $1,095,000, respectively. The changes in the allowance were based solely on changes in the market value of Covol's common stock and common stock options held as collateral for the note receivable. The allowance is subject to future fluctuations in the value of Covol's common stock. During the nine months ended June 30, 1999, Covol received payments totaling $515,000 from the note holder. This amount represented the scheduled payments as required under the note.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

3.   Notes Payable

     Notes payable consist of the following:

                                                                                                September 30,        June 30,
   (thousands of dollars)                                                                            1998              1999
  -------------------------------------------------------------------------------------------- ----------------- ---------------
   Note payable to a corporation,  bearing interest at 15%,  collateralized by a synthetic  fuel  facility  in  Pennsylvania,  held for sale,  with all unpaid principal  and  interest  due at the  earlier of the sale of the  facility or
   August 31, 1999.                                                                                 $5,800            $5,800

   Note  payable to a  corporation  bearing  interest at prime (8.0% at June 30,
   1999) plus 2%, collateralized by plant and equipment,  principal and interest
   due December 1999.                                                                                2,900             2,900

   Note payable to the same corporation  referred to in the preceding paragraph,
   bearing   interest  at  6%,   principal   and  interest  due  January   2000,
   collateralized by a coal wash plant in Utah.                                                      4,263             4,301

   Notes  payable  to the same  corporation  referred  to in the  preceding  two paragraphs, bearing interest at 6%. 50% of accrued interest due February 2000
   with   remaining   accrued   interest  and  principal   due  February   2001.
   Collateralized by a synthetic fuel facility in West Virginia,  held for sale, and license fees payable to Covol from the  production  and sale of synthetic
   fuel from four synthetic fuel facilities.                                                         6,680             6,500

   Note  payable  to a  limited  liability  company  bearing  interest  at  10%, collateralized by a synthetic fuel facility in West Virginia,  held for sale, and license fees payable to Covol from the  production  and sale of synthetic fuel from two  synthetic  fuel  facilities.  Beginning  July 1999 through May
   2000,  monthly  payments of $350 are required,  with all unpaid principal and interest due June 2000. Alternatively, if Covol sells the facility before the
   loan  repayment  date,  Covol must repay the loan from sale  proceeds.                            8,242             9,191

   Convertible  secured  note  payable  to an  investment  company  issued  at a discount,  bearing a stated interest rate of 2.5% on the $20,000 face amount.
   The note is due March 2004,  but is expected to be redeemed or converted into common stock by the note holder prior to maturity if not redeemed  earlier by
   Covol.  Interest is payable semiannually on January 1 and July 1. The note is collateralized  by license fees payable to Covol from the production and sale of synthetic fuel from four synthetic fuel facilities located in Virginia and
   West Virginia.                                                                                       --             9,503

   Note payable to a corporation,  bearing interest at 14%,  collateralized by a promissory  note  receivable and by certain future license fees receivable by
   Covol.  Interest is payable  monthly and $1,000 of  principal is due December
   1999 and $3,000 of principal is due April 2000.                                                   4,000             4,000

   Note payable to the same corporation  referred to in the preceding paragraph,
   bearing interest at 14%, paid in March 1999.                                                      4,000                --

   Other                                                                                                94               859
                                                                                               ------------       -----------
                                                                                                    35,979            43,054
       Less: current portion                                                                        22,049            20,359
                                                                                               ============       ===========
       Total non-current                                                                           $13,930           $22,695
                                                                                               ============       ===========

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

   Substantially all of Covol's property, plant and equipment and facilities held for sale are collateral for the notes payable. The weighted average interest rate on notes payable was 8.5% at September 30, 1998 and 15.9% at June 30, 1999.

   Interest Costs

   During the nine months ended June 30, 1999, Covol incurred total interest cost of approximately $4,394,000 (including approximately $1,160,000 of amortization of debt discount and debt issuance costs), none of which was capitalized. During the nine months ended June 30, 1998, Covol incurred total interest cost of approximately $3,682,000 (including approximately $2,266,000 of non-cash interest expense resulting from issuance of convertible debt and warrants at a discount), of which approximately $1,390,000 was capitalized.

4.   Basic and Diluted Loss per Share

                                                                  Three Months Ended               Nine Months Ended
                                                                       June 30,                        June 30,
  (thousands of dollars and shares, except per-share data)         1998          1999            1998             1999
  ---------------------------------------------------------- -------------- --------------- ---------------- ---------------
  Numerator:
      Net income (loss)                                             $1,598        $(6,275)          $1,346         $(15,717)
      Preferred stock dividends (undeclared)                           (85)          (170)            (279)            (307)
      Imputed preferred stock dividends                                 --           (313)              --             (353)
                                                             ============== =============== ================ ===============
      Net income (loss) attributable to common
        stockholders                                                $1,513        $(6,758)          $1,067         $(16,377)
                                                             ============== =============== ================ ===============

  Denominator:
     Denominator for basic income (loss) per share -
        weighted-average shares outstanding                         10,400         12,512            9,720           12,320
                                                             -------------- --------------- ---------------- ---------------
       Effect of dilutive securities:
          Common stock options                                       1,292                           1,274
          Common stock warrants                                        655                             644
          Convertible preferred stock                                  741                             742
                                                             -------------- --------------- ---------------- ---------------
          Dilutive potential common shares                           2,688              --           2,660               --
                                                             -------------- --------------- ---------------- ---------------
       Denominator for diluted income (loss) per
           share - weighted-average shares and
           assumed conversions                                      13,088         12,512           12,380           12,320
                                                             ============== =============== ================ ===============

  Basic income (loss) per common share                                $.15          $(.54)            $.11           $(1.33)
                                                             ============== =============== ================ ===============

  Diluted income (loss) per common share                              $.12          $(.54)            $.09           $(1.33)
                                                             ============== =============== ================ ===============

5. Equity Transactions during the Quarter Ended June 30, 1999 and Subsequent to June 30, 1999

    Conversion of Preferred Stock

    In May and June 1999, approximately 114,000 shares of common stock were issued on conversion of 12,858 shares of Series B preferred stock and 300 shares of Series C preferred stock and related accrued but unpaid dividends. Subsequent to June 30, 1999, approximately 137,000 shares of common stock were issued on conversion of 500 shares of Series C preferred stock and related accrued but unpaid dividends.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

    Warrants for the Purchase of Common Stock

    In connection with the extension of the due date of the $4,000,000 note payable described in Note 3, the terms of existing warrants for the purchase of 185,713 shares of common stock were amended to extend the exercise periods for one year and to lower the exercise prices to current market value of Covol's common stock. The extended, repriced warrants were valued at approximately $244,000, which value is being amortized as interest over the revised term of repayment. A member of Covol's Board of Directors is affiliated with this corporation.

    Stock Options

    During the three months ended June 30, 1999, Covol granted an option for the purchase of a total of 250,000 shares of common stock to a director and officer. The exercise price was equal to the market value of Covol's common stock on the date of grant.

6.  Commitments and Contingencies

    Commitments and contingencies as of June 30, 1999 not disclosed elsewhere, are as follows:

    Letters of Credit

    During fiscal 1998, Covol entered into letter of credit arrangements with a bank that provide for the issuance of letters of credit totaling up to $938,000. As of June 30, 1999, there were $698,000 of outstanding letters of credit. Certificates of deposit totaling $698,000 that are included in restricted investments in the accompanying balance sheet collateralize these arrangements.

    Legal or Contractual Matters

    Included in accrued liabilities at September 30, 1998 and June 30, 1999 is $755,000 related to construction contracts that contain a "failure to proceed" liability clause.

    During 1997, Covol entered into an agreement to purchase coal fines and through June 30, 1999 has made payments totaling approximately $3,916,000, of which $239,000 has been transferred to cost of coal briquetting operations. The net amount paid has been recorded as advances on inventories. Covol expects to either utilize or sell these coal fines, at which time the related costs will be expensed. Under the agreement, Covol is obligated to pay a total of $5,500,000 between February 1997 and May 2000 for the removal of 2 million tons of coal fines (a price of $2.75 per ton) from the property. Quarterly payments of approximately $396,000 are required under the agreement. The agreement also provides for removal of an additional 500,000 tons at $2.75 per ton. No payment is required for removal of any coal fines in excess of 2.5 million tons. Covol is seeking to amend the agreement.

    In March 1997, Covol transferred the Utah Synfuel #1 facility to Coaltech. In connection with this transaction, Utah Synfuel #1 licensed Coaltech to use Covol's binder technologies for an advance license fee of $1,400,000, which is being recognized as income over the contractual term of the license agreement of 2007, and an earned license fee that is payable quarterly and that is based upon synthetic fuel produced and sold at the Utah facility by Coaltech. Covol contracted with Coaltech to operate the facility for which Covol receives a quarterly fee, which is also based upon synthetic fuel produced and sold. The limited partners of Coaltech have an option wherein they can require Covol to repurchase this facility under certain conditions. This put option can be exercised if 1) none of the limited partners are able to utilize the federal income tax credits under Section 29 of the tax code,

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

    2) the economic benefits accruing to or experienced by all of the Coaltech limited partners differ significantly from what was initially projected, or
    3) there is a permanent force majeure or material damage or destruction of the Utah facility. If the put option is exercised prior to March 2000, the option price will be equal to the fair market value of the limited partnership interests of the optionees on a going concern basis, but in no event will the option price exceed 50% of the capital contributions paid to Covol by Coaltech. If the put option is exercised after March 2000, the option price will be $10. In accordance with generally accepted accounting principles and after discussion with the staff of the Securities and Exchange Commission, this transaction has not been reflected as a sale for accounting purposes. The original cost of the facility less cash payments received from Coaltech, is reflected in the consolidated balance sheet as a facility transferred under note receivable arrangement.

    Additionally,  Covol  entered  into a supply  and  purchase  agreement  with
    Coaltech wherein Covol agreed to provide to Coaltech coal fines for processing into synthetic fuel at a price equal to Covol's cost. Covol agreed to purchase from Coaltech the synthetic fuel produced, at Coaltech's cost plus one dollar per ton. As a result of this commitment to purchase Coaltech's production, Covol has experienced losses related to the write-down of the synthetic fuel purchased to the lower of cost or market. This write-down to date has approximated 90% of the amount Covol has paid for the synthetic fuel. Based upon expected manufacturing costs and current coal prices, Covol expects to incur a loss under this supply and purchase agreement which will reduce the earned license fees received. Covol believes that over the life of this arrangement, total earned license fees will exceed total losses incurred under the supply and purchase agreement. Also, Covol believes Coaltech cannot require Covol to purchase product for which Covol does not have third party sales, limiting such losses.

    In June 1996, Covol formed Alabama Synfuel #1, Ltd. to construct a synthetic fuel facility. In connection with the construction of this facility, Covol entered into a supply agreement for coal fines to be used at the facility, under which Covol was obligated to purchase a minimum of 20,000 tons of coal fines per month through December 2001. Covol assigned this agreement to the purchaser of the facility and accordingly, has no ongoing obligation. Covol has been paid for the coal fines purchased but has a dispute with the provider of the coal fines for a portion of the coal fines Covol paid for. The resolution of this dispute is not expected to have a material impact on Covol.

    In December 1996, Covol entered into license agreements with affiliates of Pace Carbon Fuels, L.L.C. (collectively "Pace") for the use of Covol's binder technologies at four synthetic fuel manufacturing facilities developed by Pace. In 1998 Pace requested an adjustment in the license fees payable to Covol under the license agreements. Upon condition of immediate payment by Pace of amounts due under the original license agreement, Covol agreed to a reduction in future earned license fees. This reduction was accomplished by a ten-year loan agreement whereby Covol would loan to Pace up to $750,000 each quarter beginning in November 1998. This loan will be repaid to Covol at the end of the ten years only if the Pace projects have accumulated sufficient prescribed earnings. Revenues from earned license fees will be recognized by Covol only to the extent that amounts exceed the loan commitment. Pace has requested three quarterly loans totaling $2,250,000. Covol believes that its current loan obligation to Pace is limited to the earned license fees receivable by Covol for the quarters ended September 30, 1998 through June 30, 1999, which amounts are estimated at $854,000 in total. Pace and Covol are renegotiating their license agreements, which negotiations could result in a reduction and/or deferral of the receipt of future license royalty payments. Covol expects revised agreements to replace the ten-year loan arrangements.

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

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

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

    In September 1996, Covol entered into an agreement with Coalco Corporation whereby Coalco was to advise Covol with respect to the financing and sale of certain synthetic fuel manufacturing facilities. To date, Covol has paid Coalco approximately $347,000 pursuant to the agreement. A dispute has arisen between Covol and Coalco about services rendered or to be rendered by Coalco and the amount and timing for payment for such services. There have been ongoing discussions between Covol and Coalco in an attempt to resolve their differences. The potential liability to Covol is not known. Covol's management believes the resolution of this dispute could have a significant financial impact on Covol, which impact is most likely to be a reduction of future revenues. Pelletco, an affiliate of Coalco, is a licensee of Covol.

    In March 1999, Covol entered into a financing transaction involving the issuance of convertible preferred stock and a convertible secured note. The transaction requires, among other things, (1) stockholder approval of the transaction, (2) registration of common stock into which the securities issued may be converted, and (3) achievement of earnings targets beginning in the first quarter of Covol's fiscal year 2000. Covol is preparing for a special stockholder meeting to seek approval of the financing transaction. Covol has filed registration statements on Form S-3 to register the common stock into which the securities issued in the March 1999 financing transaction are convertible as well as to fulfill other registration commitments. The SEC has engaged in a review of the registration statements and Covol's periodic reports under the Securities Exchange Act of 1934, and accordingly effectiveness of the registration statements has been delayed beyond what Covol expected while Covol responds to SEC staff comments. Covol is also marketing its owned synthetic fuel manufacturing facilities and is assisting licensees with synthetic fuel production issues in order to improve the likelihood of reaching the required earnings targets. Failure to comply with these covenants could have serious adverse effects, including default under the financing agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Revenues. Total revenues for the three months ended June 30, 1999 ("1999") decreased by $4,350,000 to $1,385,000 as compared to $5,735,000 for the three months ended June 30, 1998 ("1998"). During 1999, Covol recognized license fees totaling $661,000 while license fees of $3,185,000 were recognized during 1998. The license fees in 1999 consisted of earned license fees or royalty payments of $626,000 and $35,000 of amortization related to the $1,400,000 advance license fee from Coaltech. The license fees in 1998 consisted of one-time advance license fees of $3,150,000 and $35,000 of amortization related to the $1,400,000 advance license fee from Coaltech. Earned license fees or royalty payments are due quarterly based upon synthetic fuel produced and sold as reported to Covol by its licensees. Advance license fees are normally due when construction of the related synthetic fuel facility begins, when construction is completed, or when certain construction milestones or other specified conditions are met. Covol may receive additional advance license fees during 1999 upon the sale of synthetic fuel facilities currently owned by Covol or upon the achievement of certain production levels at two other synthetic fuel facilities. Earned license fees or royalty payments are expected to increase at moderate levels in the near term.

Covol provides binder material to its licensees either at a fixed price or at Covol's cost plus a contracted markup. Covol purchases binder material under a long-term contract with a large chemical company. Total binder sales to non-related parties during 1999 were $409,000, with a corresponding direct cost to Covol of $291,000, excluding related labor and overhead. In 1998, Covol had no binder sales to non-related parties. Covol had sales of binder and coal fines to related parties during 1999 totaling $50,000 compared to $1,248,000 during 1998. These revenues resulted primarily from coal fines that were sold at Covol's cost to a related party under a non-recurring contractual obligation, as provided for under the binder and license agreement with this entity. Covol received revenues from binder plant sales of $1,298,000, with a corresponding cost of $1,095,000, during 1998, while no such sales occurred during 1999.

Synthetic fuel sales were $242,000 in 1999 compared to $0 in 1998 and represent the sale of product from Covol-owned facilities. This revenue is not expected to increase significantly because Covol is expecting to sell all of its owned facilities in the near-term future.

Covol expects an increase during 1999 of production and sales of synthetic fuel by its licensees as they improve production capability and establish marketing agreements for the synthetic fuel produced. This will result in a corresponding increase in earned license fees or royalty payments and sales of binder products. However, Covol cannot assure increases in license fees, royalty payments, and binder sales because Covol's licensees must successfully obtain adequate feedstock or coal fines, process fines into synthetic fuel, and develop markets for synthetic fuel. Covol believes that its licensees have made progress in these areas during the quarter ended June 30, 1999, but significant improvement is still needed and continued progress and eventual success cannot be assured.

Synthetic fuel is a relatively new product and competes with standard coal products. Industrial coal users must be satisfied that the synthetic fuel is a suitable substitute for standard coal products. Moisture content, hardness, special handling requirements and other characteristics of the synthetic fuel product may affect its marketability, and sales price. Many industrial coal users are also limited in the amount of synthetic fuel product they can purchase because they have committed to purchase a substantial portion of their coal requirements through long-term contracts. Reliance on spot markets and the overall downward trend in coal prices in the utility industry have generally produced lower sales prices compared to long-term coal supply contracts. To date, Covol owned facilities and licensees have secured contracts for the sale of only a portion of their production. Convincing buyers of the suitability of synthetic fuel as a coal substitute, particularly the quality characteristics of synthetic fuel, and the traditional long-term supply contract practices of fuel buying in the utility industry have made the identification of purchasers of synthetic fuel difficult. Because synthetic fuel is a coal substitute, the market and price are as broad and varied as the coal market itself. The US coal market exceeds one billion tons annually, and the prices range from approximately $12 to $35 per ton in the areas where facilities using the Covol technology are located. Prices are dependent on many factors, including Btu content, ash and sulfur content, moisture, location, etc. Covol believes that once initial market resistance is overcome long-term contracts will be secured for the synthetic fuel, and that Covol and its licensees will be able to market all synthetic fuel produced at prices similar to coal.

Our accounting and valuation procedures are based on all of the Covol-owned facilities qualifying for section 29 tax credits so that synthetic fuel production will continue to be the highest and best use of this equipment and facilities. If the facilities were used in an alternative application, the equipment and facilities= carrying value would likely be higher than the fair value based on the alternative highest and best use, which could result in an impairment charge at that time.

Operating Costs and Expenses. Operating costs and expenses increased by $923,000 to $5,961,000 during 1999 from $5,038,000 during 1998. Cost of coal briquetting operations increased $1,457,000 from $1,409,000 during 1998 to $2,866,000 during 1999, and cost of binder and coal fines - related parties decreased $1,049,000 from $1,056,000 during 1998 to $7,000 during 1999. During 1999, Covol incurred significantly higher operating expenses in connection with the continued refinement and commercialization of the briquetting process in connection with the 24 facilities placed in service during 1998, and in particular the four facilities owned by Covol which are currently held for sale. These expenses primarily related to labor and operating expenses at the four Covol synthetic fuel facilities and the wash plant located in Utah, losses related to the write-down of Coaltech inventory, and costs incurred in providing assistance to Covol's licensees in resolving ramp-up issues at their synthetic fuel facilities. Covol expects to realize a gain from the sale of the four facilities held for sale. Covol expects to continue incurring operating losses from the facilities until they are sold.

Covol operates one of the synthetic fuel facilities for Coaltech, a partnership for which Covol is the general partner and 1% owner. Under this operating agreement, Covol is contractually obligated to purchase the synthetic fuel produced by Coaltech at cost plus $1 per ton. Production of synthetic fuel from this facility during 1999 and 1998 was not significant and accordingly, the cost per ton is well in excess of the current market value. These costs and the corresponding write-down of this inventory to its market value are included in the cost of coal briquetting operations. The write-down was approximately $800,000 during 1999 and $900,000 during 1998. The excess cost per ton should decrease in the remainder of 1999 as production volumes at the Coaltech facility increase.

Covol believes Coaltech cannot require Covol to purchase product for which Covol does not have third party sales, limiting such losses. Covol has operated the Utah facility at a loss because of the need to gain operating experience (it was the first synthetic fuel facility Covol built and operated), test alternative production methods, maintain operational status for Section 29 qualification, maintain the relationship with Coaltech partners, and other related business reasons.

Asset Impairment Charge. In May 1995, Covol entered into an agreement with Geneva Steel Company to build and operate a commercial briquetting facility. The facility never reached commercial operating levels, but was held for other uses, including potential relocation to another site for use in the production of synthetic fuel or in other applications. In February 1999, Geneva filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code due to a lack of sufficient liquidity. Primarily as a result of this event, Covol moved a substantial portion of the equipment comprising the facility from the Geneva site to another location where it is being used in a different application of Covol's technology. Certain assets at the Geneva site, primarily consisting of leasehold improvements on the property where the facility was located, were abandoned. The carrying value of these assets, totaling approximately $556,000, was written off during 1999.

Selling, general and administrative expenses increased $227,000 or 20% to $1,338,000 during 1999 from $1,111,000 for 1998. The largest components of selling, general and administrative expenses for 1999 and 1998 were payroll, professional services, and travel expenses. Payroll costs increased approximately $148,000 from 1998 to 1999 due to increased headcount. Changes in the other categories from year to year were not material. Amortization of intangible assets increased from $0 in 1998 to approximately $113,000 in 1999, primarily as a result of the late 1998 exchange of common stock of Covol for limited partnership interests.

Research and development costs increased $73,000 to $154,000 from 1998 to 1999 primarily because Covol has focused additional personnel and resources on further refinement of its binder technologies relative to the synthetic fuel industry and to a lesser extent as a result of the application of its binder technologies into other areas.

Compensation expense from stock options, stock warrants, and issuance of common stock increased $463,000 to $749,000 for 1999 from $286,000 for 1998. This expense relates to options granted in prior periods that vest over several years and the compensation value that is being recognized as an expense over the vesting period. During 1999, Covol terminated three employees to whom compensatory stock options were granted in prior years. These stock options were not forfeited upon termination. In 1999, approximately $600,000 of expense was for the write off of the unamortized deferred compensation related to these individuals.

Other Income and Expense. During 1999, Covol had net other expenses of $1,699,000 compared to $901,000 of net other income for 1998. This increase of $2,600,000 in net expense relates primarily to an increase in interest expense of $1,981,000 and a change between periods of $532,000 in the mark-to-market adjustment of the carrying value of the related party note receivable collateralized by common stock.

Interest expense in 1998 was $0 because all interest costs were capitalized as part of the costs of construction of synthetic fuel facilities. Interest expense of $1,981,000 in 1999 consisted of interest accrued on notes payable used to finance the construction of synthetic fuel facilities held for sale and for operating purposes. Interest expense has increased by approximately $850,000 per quarter as a result of the debt issued in March 1999. Interest expense will decrease as a result of any future repayments of debt related to the sale of facilities held for sale.

During 1996, Covol sold certain construction companies and received as consideration a $5,000,000 note receivable ("Note"). The Note is "marked to market" each quarter based upon the market value of Covol's common stock and is reflected in the consolidated balance sheet at the underlying value of the collateral. This adjustment resulted in a write-up of $532,000 during 1998, compared to no adjustment during 1999 for a net change of $532,000 between periods. As of June 30, 1999, the Note had a carrying value of $860,000.

Net loss. For 1999, the net loss of $6,275,000 represented a change of $7,873,000 from net income of $1,598,000 reported for 1998. This is primarily due to the significant decrease in one-time advance license fee revenues, the increase in cost of briquetting operations, the asset impairment charge, the increase in amortization of deferred compensation from stock options, and the increase in interest expense in 1999. Covol did not recognize any income tax benefit in 1999 or 1998 since the realization of its deferred tax asset of approximately $16,000,000, consisting primarily of net operating loss carryforwards, is dependent on generation of future taxable income.

Nine Months Ended June 30, 1999 Compared to Nine Months Ended June 30, 1998

Revenues. Total revenues for the nine months ended June 30, 1999 ("1999") decreased by $8,930,000 to $3,527,000 as compared to $12,457,000 for the nine months ended June 30, 1998 ("1998"). During 1999, Covol recognized license fees totaling $1,565,000 while license fees of $7,841,000 were recognized during 1998. The license fees in 1999 consisted of earned license fees of $1,460,000 and $105,000 of amortization related to the $1,400,000 advance license fee from Coaltech. The license fees in 1998 consisted of one-time advance license fees of $7,736,000 and $105,000 of amortization related to the $1,400,000 advance license fee from Coaltech.

Total binder sales to non-related parties during 1999 were $1,365,000, with a corresponding direct cost to Covol of $941,000. In 1998, Covol had no binder sales to non-related parties. Covol had sales of binder and coal fines to related parties during 1999 totaling $233,000 compared to $3,243,000 during 1998. These revenues resulted primarily from coal fines that were sold at Covol's cost to a related party under a non-recurring contractual obligation, as provided for under the binder and license agreement with this entity. Covol received revenues from binder plant sales of $1,298,000, with a corresponding cost of $1,095,000, during 1998, while no such sales occurred during 1999.

Synthetic fuel sales were $242,000 in 1999 compared to $5,000 in 1998 and represent the sale of product from Covol-owned facilities. This revenue is not expected to increase significantly because Covol is expecting to sell all of its owned facilities in the near-term future.

Operating Costs and Expenses. Operating costs and expenses increased by $4,628,000 to $15,297,000 during 1999 from $10,669,000 during 1998. Cost of coal briquetting operations increased $6,230,000 from $2,457,000 during 1998 to $8,687,000 during 1999, and cost of binder and coal fines - related parties decreased $3,031,000 from $3,073,000 during 1998 to $42,000 during 1999. During
1999, Covol incurred significantly higher operating expenses in connection with the continued refinement and commercialization of the briquetting process in connection with the 24 facilities placed in service during 1998, and in particular the operating costs of the four facilities owned by Covol which are currently held for sale. These expenses primarily related to labor and operating expenses at the four Covol synthetic fuel facilities and the wash plant located in Utah, losses related to the writedown of Coaltech inventory, and costs incurred in providing assistance to Covol's licensees in resolving ramp-up issues at their synthetic fuel facilities.

Covol is contractually obligated to purchase the synthetic fuel produced by Coaltech at cost plus $1 per ton. Production of synthetic fuel from this facility during 1999 and 1998 was not significant and accordingly, the cost per ton is well in excess of the current market value. These costs and the corresponding write-down of this inventory to its market value are included in the cost of coal briquetting operations. The write-down was approximately $2,700,000 during 1999 and $1,900,000 during 1998. The excess cost per ton should decrease as 1999 production volumes at the Coaltech facility increase. Covol expects to realize a gain from the sale of the four facilities held for sale. Covol expects to continue incurring operating losses until the facilities are sold.

Asset Impairment Charge. In May 1995, Covol entered into an agreement with Geneva Steel Company to build and operate a commercial briquetting facility. The facility never reached commercial operating levels, but was held for other uses, including potential relocation to another site for use in the production of synthetic fuel or in other applications. In February 1999, Geneva filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code due to a lack of sufficient liquidity. Primarily as a result of this event, Covol moved a substantial portion of the equipment comprising the facility from the Geneva site to another location where it is being used in a different application of Covol's technology. Certain assets at the Geneva site, primarily consisting of leasehold improvements on the property where the facility was located, were abandoned. The carrying value of these assets, totaling approximately $556,000, was written off during 1999.

Selling, general and administrative expenses increased $497,000 or 17% to $3,500,000 during 1999 from $3,003,000 for 1998. Except for amortization of intangible assets during 1999 and commissions in 1998, the largest components of selling, general and administrative expenses for both 1999 and 1998 were payroll, professional services, and travel expenses. Payroll costs increased approximately $320,000, professional services increased approximately $110,000 and travel increased approximately $50,000 from 1998 to 1999, due primarily to increased headcount and higher legal costs. Amortization of intangible assets increased approximately $305,000 related to the late 1998 exchange of common stock of Covol for limited partnership interests. Commission expense decreased approximately $320,000 due primarily to a nonrecurring commission in 1998 related to a licensee relationship. Changes in the other categories from year to year were not material.

Research and development costs increased $188,000 to $497,000 from 1998 to 1999 primarily because Covol has focused additional personnel and resources on further refinement of its binder technologies relative to the synthetic fuel industry and to a lesser extent as a result of the application of its binder technologies into other areas.

Compensation expense from stock options, stock warrants, and issuance of common stock increased $342,000 to $1,074,000 for 1999 from $732,000 for 1998. This expense relates to options granted in prior periods that vest over several years and the compensation value that is being recognized as an expense over the vesting period. During 1999, Covol terminated three employees to whom compensatory stock options were granted in prior years. These stock options were not forfeited upon termination. In 1999, approximately $600,000 of expense was for the write off of the unamortized deferred compensation related to these individuals.

Other Income and Expense. During 1999, Covol had net other expenses of $3,947,000 compared to $442,000 for 1998. This increase of $3,505,000 relates primarily to a change between periods of $1,844,000 in the mark-to-market adjustment of the carrying value of the related party note receivable collateralized by common stock, an increase in interest expense of $2,102,000, and a decrease in minority interest in losses of consolidated subsidiaries of $321,000, partially offset by an increase in interest income of $935,000.

During 1996, Covol sold certain construction companies and received as consideration a $5,000,000 note receivable ("Note"). The Note is "marked to market" each quarter based upon the market value of Covol's common stock and is reflected in the balance sheet at the underlying value of the collateral. This adjustment resulted in a write-down of $749,000 during 1999, compared to a write-up of $1,095,000 during 1998 for a net change of $1,844,000. A $515,000 payment on this Note during 1999 was included in interest income for 1999.

Interest expense in 1998 of $2,292,000 consisted primarily of expense based upon the issuance of convertible debt and warrants at a discount. Interest expense of $4,394,000 in 1999 consisted of interest accrued on notes payable used to finance the construction of synthetic fuel facilities held for sale and for operating needs and $1,160,000 of amortization of debt discount. Interest expense has increased by approximately $850,000 per quarter as a result of the debt issued in March 1999. Interest expense will decrease as a result of any future repayments of debt related to the sale of facilities held for sale.

During September 1998, Covol offered the limited partners of Utah Synfuel #1 and Alabama Synfuel #1 common stock of Covol in exchange for their limited partnership interests. These exchanges, most of which were accounted for in September 1998, were substantially completed by November 1998, at which time Utah Synfuel #1 became a wholly-owned subsidiary of Covol and Alabama Synfuel #1 became a 98%-owned subsidiary of Covol. As a result of these exchanges, minority interest in the losses of consolidated subsidiaries decreased from approximately $321,000 in 1998 to approximately $0 in 1999. Covol believes the combined operations of these partnerships will result in operating losses in the near-term future, all of which losses will now be included in Covol's statement of operations.

Net loss. For 1999, the net loss of $15,717,000 represented a change of $17,063,000 from net income of $1,346,000 in 1998. This is primarily due to the significant decrease in one-time advance license fee revenues, the increase in cost of briquetting operations, the asset impairment charge, the increase in interest expense, and the change between periods of $1,844,000 in the mark-to-market adjustment of the carrying value of the related party note receivable collateralized by common stock. Covol did not recognize any income tax benefit in 1999 or 1998 since the realization of its deferred tax asset, consisting primarily of net operating loss carryforwards, is dependent on generation of future taxable income.

Liquidity and Capital Resources

Liquidity. During the fiscal year 1998, Covol and its licensees completed the construction of and began operations at 24 synthetic fuel facilities. Covol currently owns four facilities which it constructed and which are being offered for sale and has entered into a non-binding letter of intent for the sale of one of these facilities. Covol anticipates sale of the facilities before December 31, 1999. Proceeds from the sale of these facilities will be used to retire debt that was incurred principally in connection with the construction and operation of these facilities and for working capital needs. Total operating expenses associated with the four owned facilities cost approximately $700,000 per month during the most recent quarter. These operating expenses fluctuate depending on the level of activity at the owned facilities.

Net cash used in operating activities for the nine months ended June 30, 1999 ("1999") was $14,388,000 compared to $1,119,000 of cash used during the nine months ended June 30, 1998 ("1998). Substantially all of this change in cash flow from operations is attributable to the 1999 net loss of $15,717,000 as compared to $1,346,000 of net income in 1998. Covol has been able to fund its operating activities, including the continued refinement and commercialization of its patented binder technologies, through the incurrence of debt and the issuance of convertible preferred stock, common stock and common stock warrants. During 1999, proceeds from the issuance of notes payable totaled approximately $10,453,000, proceeds from the issuance of preferred stock totaled $6,367,000 and proceeds from the issuance of common stock totaled $3,775,000.

Capital  Resources.   During  1999,   Covol's  investing   activities  were  not
significant. Investing activities in 1998 were significant and consisted primarily of the purchase of property, plant and equipment and the four facilities held for resale, with most of the funds for these activities coming from the issuance of notes payable ($32,570,000) and from working capital. Covol believes that funds required for investing activities will continue to be significantly lower during 1999 as compared to 1998 because the construction of synthetic fuel facilities that qualified for federal income tax credits under
Section 29 of the IRC were completed during fiscal 1998. In order to receive tax credits under IRC Section 29, the synthetic fuel sold must be produced at a facility placed in service by June 30, 1998.

In June 1999, Covol announced that it had entered into two non-binding letters of intent with an affiliate of a major U.S. electric utility company. One letter of intent is for the sale of a single synthetic fuel facility. The other letter of intent, if fully consummated, would result in the sale of Covol's synthetic fuel business, including the remaining three Covol-owned facilities and royalty interests from third-party licensees. Covol's long-term existence depends on the ability of Covol's licensees to produce and sell synthetic fuel at sufficient levels to generate earned license fees or royalties to Covol in amounts greater than operating expenses.

There are 24 synthetic fuel plants that utilize Covol's patented technology and from which Covol intends to earn license fees. These facilities do not presently operate at levels needed to generate significant revenues to Covol. Improved operations at each of these plants depend on the ability of the plant owner to produce synthetic fuel that meets market specifications in order for the plant owner to market the synthetic fuel. Covol is assisting the plant owners in their efforts to overcome production and marketing problems. Covol anticipates that earned license fees or royalties from the production and sale of synthetic fuel will continue to increase during 1999 and in 2000. As production levels increase, sales of the binder materials by Covol to its licensees are expected to increase proportionately. Funds received by Covol from these activities are not expected to be sufficient to cover Covol's operating costs and expenses until early 2000.

In order for operating activities to produce significant positive cash flows, Covol and its licensees must successfully address certain operating issues and marketing difficulties. These problems have delayed Covol's expected growth in license fees, and have resulted in lower than expected cash flows and higher than expected capital requirements. Operating issues which must be addressed include, but are not limited to, feedstock availability, moisture content, Btu content, correct application of binder formulation, operability of equipment, product durability, resistance to water absorption and overall costs of operations, which in many cases to date have resulted in unit costs in excess of synthetic fuel sale prices. Marketing difficulties which must be addressed relate to market acceptance of products manufactured using our technology. Industrial coal users must be satisfied that the synthetic fuel is a suitable substitute for standard coal products. Moisture content, hardness, special handling requirements and other characteristics of the synthetic fuel product may affect its marketability and its sales price. Many industrial coal users are also limited in the amount of synthetic fuel product they can purchase from us and our licensees because they have committed to purchase a substantial portion of their coal requirements through long-term contracts. Reliance on spot markets and the overall downward trend in coal prices have generally produced lower sale prices compared to long-term coal supply contracts in the utility industry. To date, our owned facilities and licensees have secured contracts for the sale of only a portion of their production. The suitability of synthetic fuel as a coal substitute, particularly the quality characteristics of synthetic fuel, and the traditional long-term supply contract practices of fuel buying in the utility industry have made the identification of purchasers of synthetic fuel difficult. Covol believes that once initial market resistance is overcome, long-term contracts will be secured for the synthetic fuel, and that Covol and its licensees will be able to market all synthetic fuel produced at prices similar to coal.

Covol's short-term existence depends on the procurement of additional financing and the extensions of existing debt repayment terms in order to enable it to maintain adequate liquidity until it can sell its facilities held for sale or consummate the transactions contemplated by the letters of intent.

During November 1998, Covol issued common stock and common stock warrants for total net proceeds of approximately $3,730,000. During January 1999, Covol issued convertible preferred stock and warrants for total net proceeds of approximately $900,000. During March 1999, Covol issued convertible secured debt, convertible redeemable preferred stock and common stock warrants for total net proceeds of approximately $14,800,000. Covol is currently in discussions with creditors to whom debt is owed in August 1999 and is also in discussions with several potential lenders with regard to its short-term financing needs. Covol is using all available resources to remain solvent and will continue to pursue the extension of due dates of debt, additional financing, the sale of its facilities held for sale, and consummation of the transactions contemplated in the letters of intent. Covol believes it will be able to extend the repayment terms of its debt and that the funds raised in additional financings and excess proceeds from the sale of facilities will be sufficient to fund Covol's operations until its operating activities begin producing positive cash flow or it can consummate the transactions contemplated by the letters of intent.

In connection with the financing Covol obtained in March 1997, Covol has agreed to certain covenants contained in the recently completed financing documents. One covenant requires Covol to meet certain earnings targets for the quarter ending December 31, 1999 and for subsequent quarters. Consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and certain other adjustments, of $5,000,000 is required for the quarter ending December 31, 1999. The EBITDA target increases in subsequent quarters. It is not known whether or not Covol will be able to comply with this provision. Covol's current operations are at levels below this requirement; however, the sale of Covol-owned facilities held for sale is expected to result in a gain. Additionally, operating expenses will decrease as a result of the sale of the facilities. Operation of the synthetic fuel facilities at or near capacity should result in EBITDA at levels in excess of this requirement. Non-compliance with this provision would result in an increase in the debt coupon rate by one percentage point immediately and each 90 days thereafter until cured. Also, the debt would become immediately convertible. Upon the second event of non-compliance with this provision, Covol will be required to deposit approximately $3,000,000 into an escrow account. Failure to make payments into the escrow account results in royalty payments from the related collateral being made directly to the debt holders. There are other provisions and covenants in these loan documents that may restrict or prohibit certain activities.

Covol May Be Adversely Affected By Year 2000 Non-Compliance of Computer Applications

The Year 2000 issue is the result of computer programs being written to define the applicable year using two digits rather than four digits. Thus, programs that are date sensitive may recognize a date using "00" as the year 1900 rather than 2000. This could result in a systems failure or miscalculations causing disruptions of operations including a temporary inability to engage in normal business activities. This systems issue creates risk for Covol from unforeseen problems in its own computer systems and electronic equipment and from third parties with which Covol conducts business. Such failures of Covol's and third parties' computer systems could potentially have a material adverse impact on Covol's business and results of operations. While the risks discussed in this section have a possible material impact, management believes the actions and contingency plans that are being developed and implemented will significantly reduce the probability and potential impact of these identified risks.

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

The provider of the accounting software has indicated that this software package is not currently compliant but can be upgraded at nominal cost. This work will be undertaken and tested prior to the close of the fiscal year.

All of the synthetic fuel facilities constructed by Covol and its licensees were completed and placed in service between December 1996 and June 30, 1998, with the majority being completed during 1998. As such, the electronic equipment utilized in the facilities is of recent vintage (within 18 months of the June 30 date) and, based on notification from the suppliers, is year 2000 compliant. Suppliers of the major electronic equipment for Covol's four owned synthetic fuel facilities have notified Covol that their equipment is compliant. This includes critical programmable logic controllers, micro-controllers and software operating packages.

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

The most reasonably likely worst case scenarios would be the extended inability of major suppliers to deliver binder formulation materials and other bulk materials required for the operation of the synthetic fuel facilities and the failure of customers to be able to receive synthetic fuel product due to unforeseen shutdown due to non-compliant equipment.

As a contingency plan for the reasonably likely worst case events, Covol intends to stock up on bulk materials in the last half of the fourth quarter of calendar 1999 so that operations can continue for several days into the new year without interruption. Covol has designed its facilities to accommodate bulk deliveries. Electrical power suppliers have notified Covol that power interruptions are not anticipated but that additional crews will be on hand to respond to problems as they may occur at the change to the new year. Covol and its licensees are also prepared to bypass automated controls and operate facility systems manually if the automated control systems fail. As supply contracts are written for operating materials, Covol is striving to negotiate terms such that year 2000 issues are not an excuse for non-performance.

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

Forward Looking Statements

Statements in this Item 2 regarding Covol's expectations that relate to future plans, possible transactions, financial results or performance and other information presented herein that are not purely historical in nature, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Covol believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. There are a number of business factors which singularly or combined may affect Covol's future operating results. In addition to matters affecting Covol's industry or the coal industry or the economy generally, factors which could cause actual results to differ from expectations set forth in the above identified forward-looking statements include but are not limited to:

o    Ability  to   successfully   negotiate   terms  and   consummate   proposed
     transactions,
o    Ability to sell Company-owned synthetic fuel facilities on favorable terms,
o    Ability to obtain necessary capital or financing,
o Ability to comply with covenants in financing agreements, including financial performance criteria,
o Ability to conserve capital through cost reductions until operating revenues exceed expenses,
o    Ability  of  licensees  to  market  synthetic  fuel  produced,   generating
     royalties for Covol,
o Ability of licensees to achieve expected production levels at synthetic fuel facilities,
o    Favorable IRS tax treatment,
o    Availability of natural resources and suitable raw materials,
o    Ability to locate appropriate sites for facilities,
o Ability of Covol to complete specific research and development projects, and
o    Commercial viability of technologies.

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

Covol believes that the following issuances of shares of common stock or securities for contingently issuable shares of common stock were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the exemption set forth in Section 4(2) or 4(6) thereof or Regulation D promulgated thereunder and the certificate for each security bears a restrictive legend. Each investor made representations to Covol that it was accredited as that term is defined in Regulation D and that the security was acquired for investment purposes.

Reference is made to the conversions of series B and series C preferred stock, to the amendments to the terms of certain warrants for the purchase of common stock, and the issuance of an option for the purchase of common stock, all as described in Note 5 to the consolidated financial statements.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   The following exhibits are included herein:

            10.60 Employment Agreement effective April 20, 1999 with Kirk A. Benson

            27.1     Financial Data Schedule

      (b) No reports on Form 8-K were filed during the three months ended June 30, 1999. A Form 8-K was filed on July 7, 1999 relating to an event dated June 23, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  COVOL TECHNOLOGIES, INC.



Date:  August 13, 1999            By: /s/ Kirk A. Benson
                                      ---------------------------------------
                                      Kirk A. Benson, Chief Executive Officer
                                      and Principal Executive Officer



Date:  August 13, 1999            By: /s/ Steven G. Stewart
                                      ----------------------------------------
                                      Steven G. Stewart, Chief Financial Officer
                                      and Principal Financial Officer