Form 10-K/A
period 1997-09-30
COVOL TECHNOLOGIES INC
filed 1999-10-04
CIK 1003344

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

   ITEM 2.       PROPERTIES................................................. 18

   ITEM 3.       LEGAL PROCEEDINGS.......................................... 19

   ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........ 20

PART II

   ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS........................................ 21

   ITEM 6.       SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA............ 26

   ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS........................ 30

   ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                 MARKET RISK................................................ 39

   ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................ 40

   ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE........................ 40

PART III

   ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......... 40

   ITEM 11.      EXECUTIVE COMPENSATION..................................... 46

   ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT................................................. 51

   ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............. 54

PART IV

   ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.... 57


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
                                            --------------------------------------------------------------------------

                                                          Nine
                                        Year Ended    Months Ended   Year Ended     Year Ended     Year Ended
                                       December 31,  September 30,  September 30,  September 30,  September 30,
                                       ------------------------------------------------------------------------
                                           1993          1994           1995           1996           1997
                                       ------------------------------------------------------------------------
Balance Sheet Data:

   Working capital                     ($423,570)     ($619,907)     ($480,420)   ($3,482,227)   ($3,195,420)
   Net property and equipment            341,455        747,952      1,330,300      7,125,245     13,619,271
   Total assets                        2,129,885      4,852,637      2,659,977      8,072,072     26,197,696
   Long-term debt                        511,193        852,081        176,601        363,592      5,467,389
   Total stockholders' equity          1,107,915      2,989,529      1,182,768       (233,364)     5,928,277

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


Salt Lake City, Utah
December 31, 1997


                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        as of September 30, 1996 and 1997


                                                                                  1996                  1997
                                                                            ----------------      ---------------
  ASSETS

Current assets:
  Cash and cash equivalents                                                  $      490,106         $   4,780,301
  Receivables                                                                        77,744                12,595
  Receivable - stock subscriptions                                                     -                  577,500
  Due from related party                                                               -                  509,007
  Inventories                                                                       162,757             1,818,991
  Advances on inventories                                                              -                1,086,964
  Notes receivable - related parties, current                                         3,733               275,516
  Prepaid expenses and other current assets                                          44,733                51,865
                                                                             --------------         -------------
         Total current assets                                                       779,073             9,112,739
                                                                             --------------         -------------

Property, plant and equipment, net of
  accumulated depreciation                                                        7,125,245            13,619,271
                                                                             --------------         -------------


Other assets:
  Cash surrender value of life insurance                                            152,112               184,592
  Notes receivable - related parties, non-current                                      -                3,144,479
  Deposits and other assets                                                          15,642               136,615
                                                                             --------------         -------------
         Total other assets                                                         167,754             3,465,686
                                                                             --------------         -------------

         Total assets                                                        $    8,072,072         $  26,197,696
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


               The accompanying notes are an integral part of the consolidated financial statements

                                                       F-2

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  as of September 30, 1996 and 1997, Continued

                                                                                  1996                  1997
                                                                             ---------------        -------------

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                            $   2,183,278         $   1,045,147
  Payable for coal briquetting equipment                                               -                1,967,686
  Due to related party                                                                 -                1,547,674
  Accrued liabilities                                                               333,936             1,023,126
  Accrued contractor liability                                                         -                1,477,000
  Notes payable and convertible debentures, current                                 958,086             5,247,526
  Notes payable - related parties, current                                          786,000                  -
                                                                             --------------         -------------
         Total current liabilities                                                4,261,300            12,308,159
                                                                             --------------         -------------

Long-term liabilities:
  Accrued interest                                                                     -                  204,402
  Notes payable and convertible debentures, non-current                             150,980             2,900,000
  Notes payable - related parties, non-current                                         -                  489,096
  Deferred revenues from advance licensing fees                                        -                1,650,000
  Deferred compensation                                                             212,612               223,891
                                                                             --------------         -------------
         Total long-term liabilities                                                363,592             5,467,389
                                                                             --------------         -------------

         Total liabilities                                                        4,624,892            17,775,548
                                                                             --------------         -------------

Minority interest in consolidated subsidiaries                                    4,380,544             3,165,996

Notes receivable - related parties, collateralized by minority
  interests in consolidated subsidiaries                                           (700,000)             (672,125)
                                                                             --------------         -------------
         Net minority interest                                                    3,680,544             2,493,871



Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $0.001 par value:  authorized
     10,000,000 shares, issued and outstanding
     0 shares at September 30, 1996 and 303,024
     shares at September 30, 1997 (aggregate liquidation
     preference of $5,125,914 at September 30, 1997)                                   -                      303
  Common stock, $0.001 par value: authorized 25,000,000 shares, issued and outstanding 7,610,373 shares at September 30,
     1996 and 8,627,290 shares at September 30, 1997                                  7,610                 8,627
  Common stock to be issued, 103,750 shares at September 30, 1996
     and 462,285 shares at September 30, 1997                                           104                   462
  Capital in excess of par value - preferred                                           -                5,094,634
  Capital in excess of par value - common                                        32,780,515            41,818,549
  Capital in excess of par value - common stock to be issued                        934,896             3,291,783
  Accumulated deficit                                                           (21,196,476)          (32,191,556)
  Notes and interest receivable - related parties from issuance
     of or collateralized by common stock (net of allowance)                     (7,580,071)           (7,411,278)
  Deferred compensation from stock options                                       (5,179,942)           (4,683,247)
                                                                             --------------         -------------
         Total stockholders' equity (deficit)                                      (233,364)            5,928,277
                                                                             --------------         -------------


         Total liabilities and stockholders' equity (deficit)                $    8,072,072         $  26,197,696
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

          Reclassifications


          Certain balances of the prior years have been reclassified to conform with the current year's presentation. These reclassifications have no effect on net income and decreased total assets by $700,000.


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

                                    Continued


                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS, Continued



3.        Notes Receivable:

          Notes receivable consists of the following:

                                                                                 September 30,       September 30,
                                                                                     1996                1997
                                                                                 -------------       -------------

          Related Parties
          ---------------
          Note receivable from Coaltech (a limited  partnership,  of which Covol is a 1% general  partner),  bearing  interest at 9.7%,  principal  and interest  payments of $130,000  due each quarter  beginning  March 31,
          1997 and ending December 31, 2007, collateralized by equipment used as part of the Utah Synfuels #1 facility.  As of September 30, 1997,  one
          payment of $130,000 had been received.                                  $   -                $3,419,995

          Other notes receivable                                                     3,733                   -
                                                                                  --------             ----------
                                                                                     3,733              3,419,995

             Less:  current portion                                                 (3,733)              (275,516)
                                                                                  --------             ----------

             Total non-current                                                    $   -                $3,144,479
                                                                                  ========             ==========

          Related Parties - Collaterlized by Minority Interests in
          Consolidated Subsidiaries
          --------------------------------------------------------
          Notes receivable from seven officers of the Company,  bearing interest at prime (8.5% at September 30, 1997) plus 2%,  principal and interest due on August  1,  2000,  collateralized  by a 8.1%  interest  in Utah
          Synfuels #1  and a 0.6% interest  in Alabama  Synfuel #1. (No interest
          revenue was recognized for fiscal 1996 or 1997).                        $700,000             $  672,125
                                                                                  ========             ==========


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


27             27.1           Restated Financial Data Schedule                *
------------------------

*        Filed herewith


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


                            COVOL TECHNOLOGIES, INC.

                               By:/s/ Kirk A. Benson
                                  ------------------------------------
                                  Kirk A. Benson,
                                  Chief Executive Officer and Principal
                                  Executive Officer


                               By:/s/ Steven G. Stewart
                                  ----------------------------------------------
                                  Steven G. Stewart, Principal Financial Officer


                               Date: October 4, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   SIGNATURE                      TITLE                              DATE


/s/ Kirk A. Benson           Chief Executive Officer
-----------------------  (Principal Executive Officer) and       October 4, 1999
Kirk A. Benson                      Director

/s/ Steven G. Stewart   Chief Financial Officer (principal
-----------------------      Financial and Accounting            October 4, 1999
Steven G. Stewart                    Officer)

/s/ Brent M. Cook             President and Director             October 4, 1999
-------------------------
Brent M. Cook

/s/ DeLance W. Squire                Director                    October 4, 1999
-------------------------
DeLance W. Squire

/s/ James A. Herickhoff              Director                    October 4, 1999
-------------------------
James A. Herickhoff

/s/ Raymond J. Weller                Director                    October 4, 1999
-------------------------
Raymond J. Weller

/s/ John P. Hill, Jr.                Director                    October 4, 1999
-------------------------
John P. Hill, Jr.