Form 10-Q/A
period 1998-12-31
COVOL TECHNOLOGIES INC
filed 1999-10-06
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A



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

                            COVOL TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                                                        Page No.
PART I - FINANCIAL INFORMATION

  ITEM 1.   CONSOLIDATED FINANCIAL INFORMATION (Unaudited)
            Consolidated Balance Sheets - As of September 30, 1998
              and December 31, 1998........................................  3
            Consolidated Statements of Operations - For the three
              months ended December 31, 1997 and 1998......................  5
            Consolidated Statement of Changes in Stockholders' Equity -
              For the three months ended December 31, 1998.................  6
            Consolidated Statements of Cash Flows - For the three
              months ended December 31, 1997 and 1998......................  7

            Notes to Consolidated Financial Statements.....................  8

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...................................... 18

PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS.............................................. 23

   ITEM 2.  CHANGES IN SECURITIES.......................................... 23

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................ 24

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............ 24

   ITEM 5.  OTHER INFORMATION.............................................. 25

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................... 25

SIGNATURES................................................................. 26

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

ITEM 1.   CONSOLIDATED FINANCIAL INFORMATION (Unaudited)

                                          COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED BALANCE SHEETS
                                                         (Unaudited)

                                                                                                 As of            As of
                                                                                             September 30,     December 31,
(thousands of dollars)                                                                           1998              1998
------------------------------------------------------------------------------------------- ---------------- -----------------

ASSETS

Current assets:
     Cash and cash equivalents                                                                   $      727        $      675
     Receivables                                                                                      2,879             2,891
     Due from related party                                                                           1,012             1,337
     Inventories                                                                                      1,645             1,805
     Advances on inventories, current                                                                 2,522               990
     Facilities held for sale                                                                        28,405            28,415
     Prepaid expenses and other current assets                                                          682               811
                                                                                                 ----------        ----------
            Total current assets                                                                     37,872            36,924
                                                                                                 ----------        ----------

Property, plant and equipment, net of accumulated depreciation                                       14,986            15,088
                                                                                                 ----------        ----------

Other assets:
     Restricted investments                                                                             748               891
     Advances on inventories, non-current                                                               ---             1,914
     Facility-dependent notes and accrued interest receivable, non-current                            7,646             7,829
     Facility transferred under note receivable arrangement                                           3,166             3,036
     Intangible assets, net of accumulated amortization                                               3,118             3,617
     Deposits and other assets                                                                          525               846
                                                                                                 ----------        ----------
            Total other assets                                                                       15,203            18,133
                                                                                                 ----------        ----------

Total assets                                                                                     $   68,061        $   70,145
                                                                                                 ==========        ==========

                                   (continued)

                     The accompanying notes are an integral
                  Part of the consolidated financial statements


                                         COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEETS, continued
                                                        (Unaudited)
                                                                                                 As of       As of December
                                                                                             September 30,         31,
(thousands of dollars and shares)                                                                 1998            1998
-------------------------------------------------------------------------------------------- --------------- ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                            $    3,036        $    3,366
     Due to related party                                                                             1,609             1,870
     Accrued liabilities                                                                              2,858             3,310
     Notes payable, current                                                                          22,049            23,065
                                                                                                 ----------        ----------
            Total current liabilities                                                                29,552            31,611
                                                                                                 ----------        ----------

Long-term liabilities:
     Notes payable, non-current                                                                      13,930            13,973
     Notes and accrued interest payable - related parties, non-current                                  147                69
     Accrued interest payable, non-current                                                              566               157
     Deferred revenues from advance license fees                                                      8,377             8,150
     Deferred compensation                                                                              236               239
                                                                                                 ----------        ----------
            Total long-term liabilities                                                              23,256            22,588
                                                                                                 ----------        ----------
            Total liabilities                                                                        52,808            54,199
                                                                                                 ----------        ----------

Minority interest in consolidated subsidiaries                                                          507               109
                                                                                                 ----------        ----------

Commitments and contingencies (Note 7)

Stockholders' equity:
     Convertible preferred stock, $0.001 par value; authorized 10,000 shares, issued and outstanding 316 shares at September 30, 1998 and 30 shares at
       December 31, 1998 (aggregate liquidation preference of $3,454 at
       December 31, 1998)                                                                                 1                 1
     Common stock, $0.001 par value; authorized 25,000 shares, issued and outstanding 11,272 shares at September 30, 1998 and 12,494 shares at
       December 31, 1998                                                                                 11                12
     Capital in excess of par value - preferred                                                       5,184             3,184
     Capital in excess of par value - common                                                         64,100            71,174
     Accumulated deficit                                                                            (43,002)          (47,719)
     Notes and interest receivable - related parties, from issuance of, or
       collateralized by, common stock, net of allowance                                             (7,773)           (7,202)
     Deferred compensation from stock options                                                        (3,775)           (3,613)
                                                                                                 ----------        ----------
            Total stockholders' equity                                                               14,746            15,837
                                                                                                 ----------        ----------

Total liabilities and stockholders' equity                                                       $   68,061        $   70,145
                                                                                                 ==========        ==========

                     The accompanying notes are an integral
                  Part of the consolidated financial statements



                                          COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)
                                                         (Unaudited)

                                                                                        Three Months Ended December 31,
(thousands of dollars, except per-share amounts)                                           1997                  1998
---------------------------------------------------------------------------------- --------------------- ---------------------
Revenues:
     License fees                                                                      $             56     $             701
     Binder sales                                                                                    --                   533
     Binder and coal fine sales - related party                                                       7                   141
     Other                                                                                           34                     7
                                                                                       ----------------     -----------------
          Total revenues                                                                             97                 1,382
                                                                                       ----------------     -----------------

Operating costs and expenses:
     Cost of coal briquetting operations                                                            458                 3,493
     Cost of binder                                                                                  --                   376
     Selling, general and administrative                                                            741                   929
     Research and development                                                                       156                   153
     Compensation expense on stock options, stock warrants and
       issuance of common stock                                                                     207                   162
                                                                                       ----------------     -----------------
        Total operating costs and expenses                                                        1,562                 5,113
                                                                                       ----------------     -----------------

Operating loss                                                                                   (1,465)               (3,731)
                                                                                       ----------------     -----------------

Other income (expense):
     Interest income                                                                                 39                   756
     Interest expense                                                                            (1,112)               (1,036)
     Minority interest in net losses of consolidated subsidiaries                                    86                    --
     Write-up (write-down) of notes receivable - related parties,
       collateralized by common stock                                                               293                  (571)
     Other                                                                                           15                    24
                                                                                       ----------------     -----------------
          Total other income (expense)                                                             (679)                 (827)
                                                                                       ----------------     -----------------

Net loss                                                                               $         (2,144)    $          (4,558)
                                                                                       ================     =================


Basic and diluted net loss per common share                                            $           (.24)    $           (.39)
                                                                                       ================     ================


                     The accompanying notes are an integral
                  Part of the consolidated financial statements


                                   COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                  (Unaudited)


                                                                                                         Notes and
                                                                                                          interest
                                                                                                        receivable -
                        Convertible Preferred Stock               Common Stock                         related parties,
                      -------------------------------   --------------------------------              from issuance of,   Deferred
                                            Capital                            Capital                or collaterlized  compensation
(thousands of dollars                      excess of                          excess of  Accumulated     by, common       from stock
and shares)            Shares     Amount   par value      Shares     Amount   par value    deficit         stock           options
-------------------   --------   -------- -----------   ----------  -------- ----------- ------------- --------------- ------------
Balances at
 September 30, 1998       316        $1      $5,184       11,272       $11     $64,100     $(43,002)        $(7,773)       $(3,775)

Common stock issued
 to purchase minority
 interests in                                                 92        --         519
 subsidiaries

Common stock issued
 for cash, including
 exercise of                                                 776         1       3,774
 stock options

Value of common
 stock warrants
 issued under
 terms of
 existing debt                                                --        --         247
 agreement

Common stock issued
 for rights to
 certain technology                                           60        --         375

Common stock issued
 on conversion of
 preferred stock
 and accrued             (286)       --      (2,000)         308        --       2,159         (159)
 but undeclared
 dividends

Return of previously
 issued common stock
 by a director                                               (14)       --          --

Write-down of notes
 receivable - related
 parties                                                                                                        571

Amortization of
 deferred compensation
 from stock options                                                                                                            162

Net loss for the
 quarter ended
 December 31, 1998                                                                           (4,558)
                      --------   -------- -----------   ----------  -------- ----------- ------------- --------------- ------------
Balances at
 December 31, 1998         30        $1      $3,184       12,494       $12     $71,174     $(47,719)        $(7,202)       $(3,613)
                      ========   ======== ===========   ==========  ======== =========== ============= =============== ============


                     The accompanying notes are an integral
                  Part of the consolidated financial statements



                                           COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)
                                                                                             Three Months Ended December 31,
(thousands of dollars)                                                                           1997                1998
----------------------------------------------------------------------------------------- ------------------- -------------------
   Cash flows from operating activities:
   Net loss                                                                                  $        (2,144)     $       (4,558)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                                        65                 408
     Write-down (write-up) of notes receivable - related parties                                        (293)                571
     Interest expense related to amortization of value of common stock warrants                           --                  82
     Interest expense based upon issuance of convertible debt and warrants at a                        1,112                  --
       discount
     Amortization of deferred compensation from stock options                                            207                 162
     Losses applicable to minority interests in subsidiaries                                             (86)                 --
     Increase (decrease) from changes in assets and liabilities, net of effects
       from investing and financing activities                                                            86                (887)
                                                                                             ---------------      --------------
   Net cash used in operating activities                                                              (1,053)             (4,222)
                                                                                             ---------------      --------------

   Cash flows from investing activities:
     Purchase of property, plant and equipment and facilities held for sale                           (4,978)               (410)
     Purchase of rights to technology                                                                     --                (100)
     Issuance of notes receivable                                                                       (812)                 --
     Proceeds from facility transferred under note receivable arrangement                                 84                 130
     Purchase of restricted investment                                                                    --                (143)
                                                                                             ---------------      --------------
   Net cash used in investing activities                                                              (5,706)               (523)
                                                                                             ---------------      --------------

   Cash flows from financing activities:
     Proceeds from issuance of notes payable                                                           3,095               1,049
     Payments on notes payable - related parties                                                         (56)                (78)
     Proceeds from issuance of preferred stock, net                                                       90                  --
     Proceeds from issuance of common stock, net                                                         836               3,774
     Proceeds from receivable - stock subscriptions                                                      577                  --
     Other                                                                                                 2                 (52)
                                                                                             ---------------      --------------
   Net cash provided by financing activities                                                           4,544               4,693
                                                                                             ---------------      --------------

   Net decrease in cash and cash equivalents                                                          (2,215)                (52)

   Total cash and cash equivalents, beginning of period                                                4,780                 727
                                                                                             ---------------      --------------

   Total cash and cash equivalents, end of period                                            $         2,565      $          675
                                                                                             ===============      ==============

   Supplemental schedule of non-cash investing and financing activities:
     Common stock issued for purchase of minority interests in subsidiaries                  $            --      $          519
     Common stock issued on conversion of preferred stock and accrued but
       undeclared dividends                                                                               --               2,159
     Common stock issued for rights to technology                                                         --                 375
     Note payable issued for inventory                                                                   400                  --
     Note payable issued for equipment                                                                 1,971                  --


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


     Covol anticipates that recurring license fees or royalties from the production and sale of synthetic fuel will continue to increase during 1999. As production levels increase, sales of the binder materials by Covol to its licensees are expected to increase proportionately. Covol also anticipates receiving the final amounts of advance license fees totaling approximately $4,000,000 during 1999. Funds received by Covol from these activities are not expected to be sufficient to cover Covol's operating costs and expenses until the third quarter of 1999. Covol anticipates that these operating activities will be producing operating cash flow by the end of 1999.


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


     Restatements and Reclassifications

     After discussion with the staff of the Securities and Exchange Commission ("SEC") in September 1999, the Company has restated its 1998 and 1997 financial statements for the following items:

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                   ----------


     o To recognize cash received for non-refundable advance license fees on a straight-line basis over the contractual term of the license agreements, which is through 2007. Previously, the Company recognized non-refundable advance license fees when received which was normally when certain synthetic fuel facility construction milestones were met or when the facilities were certified operational for their intended use. This change in accounting policy does not affect the timing of cash flows, and all amounts which have been received are non-refundable. Also, the Company believes prior disclosures concerning the amount and nature of these one-time fees were complete and accurate and accordingly, no changes are being made to those disclosures. The total amount of revenue ultimately recognized over the period covered by the Company's license agreements with licensees will not change, only the period in which the revenue is recognized.

     o To de-recognize the sale of the Utah facility in 1997 and account for this transaction in a manner similar to SEC guidance for the divestiture of a business operation, as outlined under Staff Accounting Bulletin (SAB) Topic 5:E. The note receivable related to this transaction has been classified as a facility transferred under note receivable arrangement. All note payments, including interest, reduce the carrying amount of the recorded asset.

     The combined effect of all of the above items is to decrease the 1998 net loss by $179,000 and to increase the 1997 net loss by $1,028,000, as shown in the following table.

     (thousands of dollars)                  1997                    1998
     ---------------------------------------------------------------------------
                                         As        As           As        As
                                      Reported  Restated     Reported  Restated
                                     -------------------    --------------------
    Total revenues                     $1,041       $97       $1,155    $1,382
    Operating costs and expenses        1,561     1,562        5,140     5,113
                                     -------------------    ------------------
      Operating loss                     (520)   (1,465)      (3,985)   (3,731)
    Other income (expense)               (596)     (679)        (752)     (827)
                                     -------------------    ------------------
      Net loss                        ($1,116)  ($2,144)     ($4,737)  ($4,558)
                                     ===================    ==================
    Basic and diluted loss per
      common share                     ($0.13)   ($0.24)      ($0.40)   ($0.39)
                                     ===================    ==================

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

4.   Notes Payable

    Notes payable consist of the following:

                                                                                            September 30,        December 31,
   (thousands of dollars)                                                                       1998                 1998
  --------------------------------------------------------------------------------------- ------------------ ------------------
    Note payable to a corporation  bearing  interest at prime (7.75% at December
    31, 1998) plus 2%,  collateralized  by plant and  equipment,  principal  and
    interest due December 1999.                                                                $ 2,900             $2,900

    Note payable to the same corporation referred to in the preceding paragraph,
    bearing   interest  at  6%,   principal   and  interest  due  October  1999,
    collateralized by a coal wash plant in Utah.                                                 4,263              4,276

    Notes  payable  to a  corporation,  bearing  interest  at 6%. 50% of accrued interest due February 1999 and balance of accrued interest and principal due
    February 2001. Collateralized by a synthetic fuel facility in West Virginia,
    held for sale.                                                                               6,680              6,680

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

4.    Notes Payable, continued

                                                                                            September 30,        December 31,
    (thousands of dollars, except per-share data)                                               1998                 1998
    ------------------------------------------------------------------------------------- ------------------ ------------------
    Note payable to a limited liability company issued in conjunction with funds advanced for the construction of a synthetic fuel facility in West Virginia, held for sale. As of September 30, 1998, the loan was  collateralized by the facility, bore no interest and was originally due at the earlier of the sale of the facility or January 1999. In December 1998,  this entity modified the terms of the note and  agreed  to loan to  Covol  additional  amounts  up to
    $1,500.  This entity had an option to purchase the  facility,  which expired unexercised  in January  1999 (see Note 8).  Covol agreed to pay interest on all outstanding amounts at a rate of 10%, payable monthly through June 1999.
    Beginning  July 1999  through  May 2000,  monthly  payments  of $350 will be required,  with all unpaid principal and interest due June 2000. Also, Covol granted  additional  collateral  to the  corporation  in the form of certain
    license fees receivable by Covol from other synthetic fuel facilities.                       8,242              8,895

    Note payable to a corporation,  bearing interest at 15%, collateralized by a synthetic  fuel  facility  in  Pennsylvania,  held for sale,  and due at the
    earlier of the sale of the facility or August 1999.                                          5,800              5,800

    Note  payable  to a  corporation  bearing  interest  at 22%,  due June 1999, collateralized by a promissory note receivable and by certain future license fees  receivable  by Covol.  Warrants to purchase  100,000  shares of common stock  were  granted  in October  1998  based on the  outstanding  principal balance.  The warrants have an exercise price of $7.44 per share,  expire in
    October 2000 and were valued at approximately  $247,000. A member of Covol's
    Board of Directors is affiliated with this corporation.                                      4,000              4,000

    Note payable to the same corporation referred to in the preceding paragraph, bearing  interest at 14%.  Principal  and accrued  interest  due March 1999,
    collateralized  by certain  future license fees  receivable by Covol.                        4,000              4,000

    Other                                                                                           94                487
                                                                                          ------------        -----------
                                                                                                35,979             37,038
         Less: current portion                                                                  22,049             23,065
                                                                                          ============        ===========
         Total non-current                                                                     $13,930            $13,973
                                                                                          ============        ===========

    Substantially all of Covol's property, plant and equipment and facilities held for sale are collateral for the notes payable. The weighted average interest rate on notes payable was 8.5% at September 30, 1998 and 11.4% at December 31, 1998.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

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

5.  Basic and Diluted Loss per Share

  (thousands of dollars and shares, except per-share data)                                   1997               1998
  ----------------------------------------------------------------------------------- ------------------- ------------------
  Numerator:
     Net loss                                                                                   $(2,144)           $(4,558)
     Preferred stock dividends (undeclared)                                                         (88)               (60)
                                                                                      =================== ==================
     Net loss attributable to common stockholders                                               $(2,232)           $(4,618)
                                                                                      =================== ==================

  Denominator - weighted average shares outstanding                                               9,194             11,976
                                                                                      =================== ==================

  Basic and diluted net loss per share                                                            $(.24)             $(.39)
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

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

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


    In March 1997, Covol transferred the Utah Synfuel #1 facility to Coaltech. In connection with this transaction, Utah Synfuel #1 licensed Coaltech to use Covol's binder technologies for a non-refundable advance license fee of $1,400,000, which is being recognized as income over the contractual term of the license agreement of 2007, and a recurring license fee that is payable quarterly and that is based upon synthetic fuel produced and sold at the Utah facility by Coaltech. Covol contracted with Coaltech to operate the facility for which Covol receives a quarterly fee, which is also based upon synthetic fuel produced and sold. The limited partners of Coaltech have an option wherein they can require Covol to repurchase this facility under certain conditions. This put option can be exercised if 1) all of the limited partners are unable to utilize the federal income tax credits under
    Section 29 of the tax code, 2) the economic benefits accruing to or experienced by all of the Coaltech limited partners differ significantly from what was initially projected, or 3) there is a permanent force majeure or material damage or destruction of the Utah facility. If the put option is exercised prior to March 2000, the option price will be equal to the fair market value of the limited partnership interests of the optionees on a going concern basis, but in no event will the option price exceed 50% of the capital contributions paid to Covol by Coaltech. If the put option is exercised after March 2000, the option price will be $10. In accordance with generally accepted accounting principles and after discussions with the staff of the Securities and Exchange Commission, this transaction has not been reflected as a sale for accounting purposes. The original cost of the facility less cash payments received from Coaltech, is reflected in the consolidated balance sheet as a facility transferred under note receivable arrangement.

    Additionally, Covol entered into a supply and purchase agreement with Coaltech wherein Covol agreed to provide to Coaltech coal fines for processing into synthetic fuel at a price equal to Covol's cost. Covol agreed to purchase from Coaltech the synthetic fuel produced, at Coaltech's cost plus one dollar per ton. As a result of this

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------


7.  Commitments and Contingencies, continued

    Legal or Contractual Matters, continued

    commitment to purchase Coaltech's production, Covol has experienced losses related to the write-down of the synthetic fuel purchased to the lower of cost or market. This write-down to date has approximated 85% of the amount Covol has paid for the synthetic fuel. Based upon expected manufacturing costs and current coal prices, Covol expects to incur a loss under this supply and purchase agreement which will reduce the earned license fees received. Covol believes that in total the earned license fees will exceed the losses incurred under the supply and purchase agreement. Also, Covol believes Coaltech can not require Covol to purchase product for which Covol does not have outside third party sales, and further, Covol believes it has the right to stop all production at the Utah facility in order to limit or eliminate such losses.


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

7.  Commitments and Contingencies, continued

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

8.  Events Subsequent to December 31, 1998

    Events subsequent to December 31, 1998 not disclosed elsewhere are as follows:

    Sale of Series C Convertible Preferred Stock

    During January 1999, Covol completed a financing transaction with a stockholder that consisted of the sale of 1,000 shares of a new series of non-voting preferred stock, designated as Series C 7% Convertible Preferred Stock. Covol received $900,000 in net proceeds from the issuance of this preferred stock, which has the following rights and privileges:

    o Dividends on the preferred stock are cumulative and accrue whether or not they have been declared or whether Covol has any profits. The dividend rate is 7% per year of the liquidation value of $1,000 per share.
    o The preferred stock is convertible into common shares in incremental stages beginning April 1999 through July 1999, at which time all of the outstanding shares may be converted to common stock. The number of common shares to be received upon conversion is determined by multiplying the number of preferred shares by $1,000 and dividing that number by the conversion price (currently

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

8.  Events Subsequent to December 31, 1998, continued

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following Management's Discussion and Analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto. Covol has restated its 1998 and 1997 financial statements as described in Note 1 to the financial statements, Nature of Operations and Basis of Presentation, Restatements and Reclassifications.


Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997


         Revenues. Total revenues for the three months ended December 31, 1998 ("1998") increased by $1,285,000 to $1,382,000 as compared to $97,000 for the three months ended December 31, 1997 ("1997"). During 1998, Covol recognized license fees totaling $701,000 while license fees of $56,000 were recognized during 1997. The license fees in 1998 consisted of recurring license fees or royalty payments of $475,000, substantially all of which were from a single licensee, and the straight-line amortization of one-time non-refundable advance license fees of $226,000, while the license fees in 1997 consisted solely of amortization of one-time non-refundable advance license fees. Recurring license fees or royalty payments are due quarterly based upon synthetic fuel produced and sold as reported to Covol by its licensees. Advance license fees are normally received when construction of the related synthetic fuel facility begins, when construction is completed, or when certain construction milestones or other specified conditions are met, but are recognized on a straight-line basis over the period covered by Covol's license agreements with licensees. Covol expects to receive approximately $4,000,000 of additional advance license fees during 1999 upon the sale of certain synthetic fuel facilities currently owned by Covol and upon the achievement of certain production levels at two of the synthetic fuel facilities. Recurring license fees or royalty payments are expected to increase at a moderate level in the near term with significant increases expected during mid to late 1999.


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


         Synthetic fuel is a relatively new product and competes with standard coal products. Industrial coal users must be satisfied that the synthetic fuel is a suitable substitute for standard coal products. Moisture content, hardness, special handling requirements and other characteristics of the synthetic fuel product may affect its marketability, including sales price. Many industrial coal users are also limited in the amount of synthetic fuel product they can purchase because they have committed to purchase a substantial portion of their coal requirements through long-term contracts. Reliance on spot markets and the overall downward trend in coal prices have generally produced lower sales prices compared to long-term coal supply contracts in the utility industry. To date, Covol owned facilities and licensees have secured contracts for the sale of only a portion of their production. The suitability of synthetic fuel as a coal substitute, particularly the quality characteristics of synthetic fuel, and the traditional long-term supply contract practices of fuel buying in the utility industry have made the identification of purchasers of synthetic fuel difficult. Because synthetic fuel is a coal substitute, the market and price are as broad and varied as the coal market itself. The US coal market exceeds one billion tons annually, and the prices range from approximately $12 to $35 per ton in the areas where facilities using the Covol technology are located. Prices are dependent on many factors, including Btu content, ash and sulfur content, moisture, location, etc. Covol believes that once initial market resistance is overcome long-term contracts will be secured for the synthetic fuel, and that Covol and its licensees will be able to market all synthetic fuel produced at prices similar to coal.

         Our accounting and valuation procedures assume all of the Covol owned facilities qualify for section 29 tax credits so that synthetic fuel production will continue to be the highest and best use of our equipment and facilities. If the facilities lost their qualification under Section 29, the equipment and facilities' carrying value would likely be higher than the fair value based on the alternative highest and best use, which could result in an impairment charge at that time.

         Operating Costs and Expenses. Operating costs and expenses increased by $3,551,000 to $5,113,000 during 1998 from $1,562,000 during 1997. Cost of coal briquetting operations accounted for most of this variance as these costs increased $3,035,000 from $458,000 during 1997 to $3,493,000 during 1998. During
1998, Covol incurred significantly higher operating expenses in connection with the continued refinement and commercialization of the briquetting process in connection with the 24 facilities placed in service during 1998, and in particular the four facilities owned by Covol which are currently held for sale. These expenses primarily related to labor and operating expenses at the four Covol synthetic fuel facilities and the wash plant and synthetic fuel plant located in Utah, discussed below, costs incurred in providing assistance to Covol's licensees during the ramp-up of their synthetic fuel facilities, and increased personnel costs. Covol expects to continue incurring losses into 1999 until the four facilities which it owns are sold, but expects to realize a gain from these sales.

         Covol operates one of the synthetic fuel facilities for Coaltech, a partnership for which Covol is the general partner. Under this operating agreement, Covol is contractually obligated to purchase all of the synthetic fuel produced by Coaltech at cost plus $1 per ton. Production of synthetic fuel from this facility during 1998 was not significant and accordingly, the cost per ton is well in excess of the current market value. These costs and the corresponding write-down of this inventory to its market value are included in the cost of coal briquetting operations. The write-down was approximately $1,150,000 during 1998 and $240,000 during 1997. Covol expects the excess cost per ton to decrease in 1999 as production volumes increase. Covol believes that it can limit or stop the amount of production at the Utah facility at any time to production amounts that Covol is able to sell to independent third parties.

         Covol has operated the Utah facility at a loss because of the need to gain operating experience (it was the first synthetic fuel facility Covol built and operated), test alternative production methods, maintain operational status for Section 29 qualification, maintain the relationship with AJ Gallagher, an owner of the Utah facility who is a major licensee and partner of Covol, and other related business reasons.


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


         Other Income and Expense. During 1998, Covol had net other expenses of $827,000 compared to $679,000 for 1997. This increase of $148,000 relates primarily to a change between periods of $864,000 in the mark-to-market adjustment of the carrying value of related party notes receivable collateralized by common stock, offset in part by an increase in interest income of $717,000.


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


         Net loss. For 1998, the net loss increased by $2,414,000 from $2,144,000 for 1997 to $4,558,000. The increase is primarily due to the significant increase in the cost of briquetting operations, which was partially offset by increased license fees and increased interest income as discussed previously. Covol did not recognize any income tax benefit in 1998 or 1997 since the realization of its deferred tax asset, consisting primarily of net operating loss carryforwards, depends on generation of future taxable income.


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

         Net cash used in operating activities increased by $3,169,000 to $4,222,000 during 1998 from $1,053,000 during 1997. Covol was able to fund its operating activities, including the continued refinement and commercialization of its patented binder technologies, through the incurrence of debt and the issuance of convertible preferred stock, common stock and related common stock warrants. During 1998, proceeds from the issuance of notes payable totaled approximately $1,049,000 and issuances of common stock totaled $3,774,000.

         Capital Resources. During the quarter ended December 31, 1998, Covol used net cash in its investing activities totaling $523,000 compared to $5,706,000 for 1997. These uses consisted principally of purchases of property, plant and equipment. In 1997, a major portion of the purchases related to the four facilities currently held for sale. Covol believes that funds required for investing activities will be significantly less during 1999 because the construction of facilities that produce synthetic fuel that qualifies for federal income tax credits under Section 29 of the IRC were completed during fiscal 1998.


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


         In order for operating activities to produce significant positive cash flows, Covol and its licensees must successfully address certain operating issues and marketing difficulties which have negatively affected cash flows and increased capital requirements. Operating issues which must be addressed include, but are not limited to, feedstock availability, cost, moisture content, Btu content, correct application of binder formulation, operability of equipment, product durability, resistance to water absorption and overall costs of operations, which in many cases to date have resulted in unit costs in excess of synthetic fuel sale prices. Marketing difficulties which must be addressed relate to market acceptance of products manufactured using our technology. Industrial coal users must be satisfied that the synthetic fuel is a suitable substitute for standard coal products. Moisture content, hardness, special handling requirements and other characteristics of the synthetic fuel product may affect its marketability and its sales price. Many industrial coal users are also limited in the amount of synthetic fuel product they can purchase from us and our licensees because they have committed to purchase a substantial portion of their coal requirements through long-term contracts. Reliance on spot markets and the overall downward trend in coal prices have generally produced lower sale prices compared to long-term coal supply contracts in the utility industry. To date, our owned facilities and licensees have secured contracts for the sale of only a portion of their production. The suitability of synthetic fuel as a coal substitute, particularly the quality characteristics of synthetic fuel, and the traditional long-term supply contract practices of fuel buying in the utility industry have made the identification of purchasers of synthetic fuel difficult. Covol believes that once initial market resistance is overcome, long term contracts will be secured for the synthetic fuel, and that Covol and its licensees will be able to market all synthetic fuel produced at prices similar to coal.


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



         27.1 Restated Financial Data Schedule


         (b) No reports on Form 8-K were filed during the three months ended December 31, 1998.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     COVOL TECHNOLOGIES, INC.




Date:  October 6, 1999               By: /s/ Kirk A. Benson
                                        ----------------------------------------
                                         Kirk A. Benson, Chief Executive Officer
                                         and Principal Executive Officer



Date:  October 6, 1999               By: /s/ Steven G. Stewart
                                        ----------------------------------------
                                         Steven G. Stewart, Chief Financial
                                         Officer and Principal Financial Officer