Form 10-Q/A
period 1999-03-31
COVOL TECHNOLOGIES INC
filed 1999-10-06
CIK 1003344

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

                            COVOL TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                                                        Page No.
PART I - FINANCIAL INFORMATION

  ITEM 1. CONSOLIDATED FINANCIAL INFORMATION (Unaudited)
          Consolidated Balance Sheets - As of September 30, 1998
            and March 31, 1999.............................................  3
          Consolidated Statements of Operations - For the three
            months ended March 31, 1998 and 1999 and the six months
            ended March 31, 1998 and 1999..................................  5
          Consolidated Statement of Changes in Stockholders' Equity -
            For the six months ended March 31, 1999........................  6
          Consolidated Statements of Cash Flows - For the six months ended March 31, 1998 and 1999..................................  7
          Notes to Consolidated Financial Statements.......................  8

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS........................................ 20

PART II - OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS................................................ 27

  ITEM 2. CHANGES IN SECURITIES............................................ 28

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.................................. 28

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 28

  ITEM 5. OTHER INFORMATION................................................ 29

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................. 29

SIGNATURES................................................................. 30

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

ITEM 1.   CONSOLIDATED FINANCIAL INFORMATION (Unaudited)


                                          COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED BALANCE SHEETS
                                                         (Unaudited)

                                                                                             September 30,      March 31,
(thousands of dollars)                                                                           1998              1999
------------------------------------------------------------------------------------------- ---------------- -----------------

ASSETS

Current assets:
     Cash and cash equivalents                                                                        $ 727            $6,879
     Receivables                                                                                      2,879             2,707
     Due from related party                                                                           1,012             1,706
     Inventories                                                                                      1,645             2,039
     Advances on inventories, current                                                                 2,522               473
     Facilities held for sale                                                                        28,405            28,389
     Prepaid expenses and other current assets                                                          682               664
                                                                                            ---------------  ----------------
            Total current assets                                                                     37,872            42,857
                                                                                            ---------------  ----------------

Property, plant and equipment, net of accumulated depreciation                                       14,986            14,083
                                                                                            ---------------  ----------------

Other assets:
     Restricted investments                                                                             748               698
     Advances on inventories, non-current                                                                --             2,825
     Facility-dependent notes and accrued interest receivable, non-current                            7,646             7,859
     Facility transferred under note receivable arrangement                                           3,166             2,904
     Intangible assets, net of accumulated amortization                                               3,118             3,976
     Deposits and other assets                                                                          525             1,678
                                                                                            ---------------  ----------------
            Total other assets                                                                       15,203            19,940
                                                                                            ---------------  ----------------

Total assets                                                                                        $68,061           $76,880
                                                                                            ===============  ================


                                   (continued)

                     The accompanying notes are an integral
                  part of the consolidated financial statements


                                         COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEETS, continued
                                                        (Unaudited)
                                                                                             September 30,      March 31,
(thousands of dollars and shares)                                                                 1998            1999
-------------------------------------------------------------------------------------------- --------------- ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                                $3,036           $2,616
     Due to related party                                                                             1,609            2,029
     Accrued liabilities                                                                              2,858            2,544
     Notes payable, current                                                                          22,049           16,689
                                                                                            ---------------  ---------------
            Total current liabilities                                                                29,552           23,878
                                                                                            ---------------  ---------------

Long-term liabilities:
     Notes payable, non-current                                                                      13,930           25,612
     Accrued interest payable, non-current                                                              566              206
     Notes and accrued interest payable - related parties, non-current                                  147               69
     Deferred revenues from advance license fees                                                      8,377            7,924
     Deferred compensation                                                                              236              202
                                                                                            ---------------  ---------------
            Total long-term liabilities                                                              23,256           34,013
                                                                                            ---------------  ---------------
            Total liabilities                                                                        52,808           57,891
                                                                                            ---------------  ---------------

Minority interest in consolidated subsidiaries                                                          507              109
                                                                                            ---------------  ---------------

Commitments and contingencies (Note 8)

Redeemable convertible  preferred stock, $.001 par value, issued and outstanding
  0 shares at September 30, 1998 and 60 shares at March 31, 1999  (aggregate
  liquidation preference of $6,016 at March 31, 1999) (Note 6)                                           --            4,354
                                                                                            ---------------  ---------------

Stockholders' equity:
     Convertible  preferred stock,  $0.001 par value;  authorized 10,000 shares, issued and  outstanding  316 shares at September 30, 1998 and 31 shares at
       March 31, 1999 (aggregate liquidation preference of $4,514 at March 31, 1999)                      1                1
     Common stock, $0.001 par value; authorized 25,000 shares, issued and outstanding
       11,272 shares at September 30, 1998 and 12,472 shares at March 31, 1999                           11               12
     Capital in excess of par value                                                                  69,284           77,763
     Accumulated deficit                                                                            (43,002)         (52,776)
     Notes and interest receivable - related parties, from issuance of, or collateralized
       by, common stock, net of allowance                                                            (7,773)          (7,024)
     Deferred compensation from stock options                                                        (3,775)          (3,450)
                                                                                            ---------------  ---------------
            Total stockholders' equity                                                               14,746           14,526
                                                                                            ---------------  ---------------

Total liabilities and stockholders' equity                                                          $68,061          $76,880
                                                                                            ===============  ===============


                     The accompanying notes are an integral
                  part of the consolidated financial statements


                                           COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)
                                                          (Unaudited)

                                                                 Three Months Ended March 31,      Six Months Ended March 31,
(thousands of dollars, except per-share amounts)                    1998             1999             1998             1999
-------------------------------------------------------------- ---------------- ---------------- ---------------- ---------------

Revenues:
     License fees                                                        $ 146             $546             $202          $1,247
     Binder sales                                                           --              423               --             956
     Binder and coal fine sales - related party                          1,989               42            1,996             183
     Other                                                                  36              132               70             139
                                                               ---------------  ---------------  ---------------  --------------
          Total revenues                                                 2,171            1,143            2,268           2,525
                                                               ---------------  ---------------  ---------------  --------------

Operating costs and expenses:
     Cost of coal briquetting operations                                   643            2,353            1,093           5,821
     Cost of binder                                                         --              274               --             650
     Cost of binder and coal fines - related party                       1,964               10            1,972              35
     Asset impairment charge                                                --              556               --             556
     Selling, general and administrative                                 1,150            1,233            1,891           2,162
     Research and development                                               72              190              228             343
     Compensation expense from stock options, stock
       warrants and issuance of common stock                               239              163              446             325
                                                               ---------------  ---------------  ---------------  --------------
        Total operating costs and expenses                               4,068            4,779            5,630           9,892
                                                               ---------------  ---------------  ---------------  --------------

Operating loss                                                          (1,897)          (3,636)          (3,362)         (7,367)
                                                               ---------------  ---------------  ---------------  --------------

Other income (expense):
     Interest income                                                       101              234              140             990
     Interest expense                                                   (1,180)          (1,377)          (2,292)         (2,413)
     Minority interest in net losses of consolidated
       subsidiaries                                                         52               --              138              --
     Write-up (write-down) of notes receivable - related
       parties,  collateralized by common stock                            270             (178)             563            (749)
     Other                                                                  93             (100)             107             (76)
                                                               ---------------  ---------------  ---------------  --------------
          Total other income (expense)                                    (664)          (1,421)          (1,344)         (2,248)
                                                               ---------------  ---------------  ---------------  --------------

Net loss                                                               $(2,561)         $(5,057)         $(4,706)        $(9,615)
                                                               ===============  ===============  ===============  ==============

Basic and diluted loss per common share                                  $(.28)           $(.41)           $(.51)          $(.80)
                                                               ===============  ===============  ===============  ==============


                     The accompanying notes are an integral
                  part of the consolidated financial statements


                                        COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                         For the Six Months Ended March 31, 1999
                                                       (Unaudited)




                                                                                                    Notes and interest
                                                                                                       receivable -
                          Convertible Preferred                                                      related parties,
                                   Stock           Common Stock                                     from issuance of,    Deferred
                        ------------------------ ------------------                                 or collateralized  compensation
(thousands of dollars                                               Capital in excess   Accumulated    by, common       from stock
and shares)               Shares       Amount     Shares    Amount    of par value       deficit         stock            options
----------------------  -----------   ---------- --------  --------  ----------------- ------------- ----------------  ------------
Balances at
 September 30, 1998            316         $1     11,272      $11        $69,284         $(43,002)        $(7,773)       $(3,775)

Common stock issued
 to purchase minority
 interests in subsidiaries                            70       --            519

Common stock issued
 for cash, including
 exercise of stock options                           776        1          3,774

Value of common stock
 warrants issued under
 terms of existing debt
 agreement                                            --       --            247

Common stock issued
 for rights to technology                             60       --            375

Common stock issued on
 conversion of preferred stock
 and in payment of accrued but
 undeclared dividends         (286)        --        308       --            159             (159)

Return of previously issued
 common stock by a director                          (14)      --             --

Value of common stock
 options issued in connection
 with debt financing                                  --       --            175

Preferred stock issued
 for cash, net of offering
 costs                           1         --                                899

Value of common stock
 warrants issued in connection
 with redeemable convertible
 preferred stock and
 convertible debt                                                          2,331

Write-down of notes
 receivable - related parties                                                                                 749

Amortization of deferred
 compensation from stock
 options                                                                                                                     325

Net loss for the six months
 ended March 31, 1999                                                                      (9,615)
                        -----------   ---------- --------  --------  ----------------- ------------- ----------------  ------------
Balances at
 March 31, 1999                 31         $1     12,472      $12        $77,763         $(52,776)        $(7,024)       $(3,450)
                        ===========   ========== ========  ========  ================= ============= ================  ============


                     The accompanying notes are an integral
                  part of the consolidated financial statements

                                           COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)
                                                                                                    Six Months Ended March 31,
     (thousands of dollars)                                                                             1998            1999
------------------------------------------------------------------------------------------------- ----------------- -------------
   Cash flows from operating activities:
   Net loss                                                                                                $(4,706)      $(9,615)
   Adjustments to reconcile net loss to net cash from operating activities:
        Depreciation and amortization                                                                          150           845
        Write-down (write-up) of notes receivable - related parties                                           (563)          749
        Interest expense related to amortization of debt discount and debt issuance costs                    2,266           326
        Amortization of deferred compensation from stock options                                               446           325
        Minority interest in net losses of consolidated subsidiaries                                          (138)           --
        Loss (gain) on disposition of equipment                                                                (78)           103
        Asset impairment charge                                                                                 --            556
        Increase (decrease) from changes in assets and liabilities, net of effects from
          investing and financing activities                                                                 2,466         (3,141)
                                                                                                  ----------------  -------------
   Net cash used in operating activities                                                                      (157)        (9,852)
                                                                                                  ----------------  -------------

   Cash flows from investing activities:
        Purchase of property, plant and equipment and facilities held for sale                            (21,916)           (323)
        Proceeds from sale of equipment                                                                         --            170
        Purchase of rights to technology                                                                        --           (128)
        Issuance of notes receivable                                                                       (1,257)             --
        Proceeds from facility transferred under note receivable arrangement                                   284            261
        Advances on binder facility                                                                            791             --
        Decrease in restricted investment                                                                       --             50
                                                                                                  ----------------- -------------
   Net cash provided by (used in) investing activities                                                    (22,098)             30
                                                                                                  ----------------- -------------

   Cash flows from financing activities:
        Proceeds from issuance of notes payable and warrants                                                16,338         10,498
        Payments on notes payable                                                                               --         (4,602)
        Payments on notes payable - related parties                                                           (342)           (90)
        Proceeds from issuance of preferred stock and warrants, net                                             90          6,394
        Proceeds from issuance of common stock, net                                                          1,072          3,774
        Proceeds from receivable - stock subscriptions                                                         577             --
        Proceeds from notes receivable - related parties, collateralized by common stock                       302             --
        Other                                                                                                   (3)            --
                                                                                                  ----------------  -------------
   Net cash provided by financing activities                                                                18,034         15,974
                                                                                                  ----------------  -------------

   Net increase (decrease) in cash and cash equivalents                                                     (4,221)         6,152

   Total cash and cash equivalents, beginning of period                                                      4,780            727
                                                                                                  ----------------- -------------

   Total cash and cash equivalents, end of period                                                            $ 559        $ 6,879
                                                                                                  ================  =============

   Supplemental schedule of non-cash investing and financing activities:
        Common stock issued for purchase of minority interests in subsidiaries                               $  --          $ 519
        Common stock issued on conversion of preferred stock and undeclared dividends                           --          2,159
        Common stock issued for rights to technology                                                            --            375
        Notes payable issued for rights to technology                                                           --            427
        Notes payable issued for equipment                                                                   1,153            213
        Common stock issued on conversion of notes payable and related accrued interest                      7,000             --
        Common stock issued for notes receivable - related parties                                              45             --
        Facility-dependent note receivable issued for sale of synthetic fuel facility                        6,500             --
        Preferred stock dividends not accrued or paid                                                          155            126


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


     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments, except as described in the following paragraph, consist of normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Covol's Annual Report on Form 10-K for the year ended September 30, 1998 and in Covol's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

     In May 1995, Covol entered into an agreement with Geneva Steel Company to build and operate a commercial briquetting facility. The facility never reached commercial operating levels, but was held for other uses, including potential relocation to another site for use in the production of synthetic fuel or in other applications. In early 1999, Geneva filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code due to a lack of sufficient liquidity. Primarily as a result of this event, Covol moved a substantial portion of the equipment comprising the facility from the Geneva site to another location where it is being used in a different application of Covol's technology. Certain assets at the Geneva site, primarily consisting of leasehold improvements on the property where the facility was located, were abandoned. The

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                   ----------


     carrying value of these assets, totaling approximately $556,000, was written off during the quarter ended March 31, 1999.


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


     Restatements and Reclassifications

     After discussion with the staff of the Securities and Exchange Commission ("SEC") in September 1999, the Company has restated its 1999 and 1998 financial statements for the following items:

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

     o To reverse depreciation expense recorded on assets not in use and reflect an asset impairment in an earlier period (March 31, 1999) than originally reported.

     The combined effect of all of the above items is to increase the net loss for the six months ended March 31, 1999, by $196,000 and to increase the net loss for the six months ended March 31, 1998 by $4,521,000, as shown in the following table.


       (thousands of dollars)                                      1998                                 1999
     ---------------------------------------------------------------------------------------------------------------------
                                                          As                 As                As                 As
                                                       Reported           Restated          Reported           Restated
                                                      -------------------------------      -------------------------------
      Total revenues                                       $6,652             $2,268            $2,072             $2,525
      Operating costs and expenses                          5,656              5,630             9,390              9,892
                                                      -------------------------------      -------------------------------
           Operating income (loss)                            996             (3,362)           (7,318)            (7,367)
      Other income (expense)                               (1,181)            (1,344)           (2,101)            (2,248)
                                                      -------------------------------      -------------------------------
           Net loss                                         ($185)           ($4,706)          ($9,419)           ($9,615)
                                                      ===============================      ===============================
      Basic and diluted loss per common share              ($0.03)            ($0.51)           ($0.78)            ($0.80)
                                                      ===============================      ===============================

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

4.   Notes Payable

     Notes payable consist of the following:

                                                                                                September 30,       March 31,
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

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                   ----------

4.   Notes Payable, continued

                                                                                                September 30,       March 31,
   (thousands of dollars)                                                                            1998             1999
  -------------------------------------------------------------------------------------------- ----------------- ---------------
     Notes  payable  to  the  same  corporation  referred  to in  the  preceding paragraphs,  bearing  interest at 6%. 50% of accrued  interest due February
     2000 with  remaining  accrued  interest and  principal  due February  2001.
     Collateralized  by a synthetic  fuel  facility in West  Virginia,  held for
     sale.                                                                                               $6,680          $6,500

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

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                   ----------

4.   Notes Payable, continued

                                                                                                September 30,        March 31,
   (thousands of dollars)                                                                            1998              1999
  -------------------------------------------------------------------------------------------- ----------------- ---------------
     Note  payable  to  the  same  corporation  referred  to  in  the  preceding paragraph,  bearing  interest at 14%.  Principal and accrued  interest were
     paid in March 1999.                                                                                $ 4,000            $ --

     Other                                                                                                   94             701
                                                                                               ----------------- ---------------
                                                                                                         35,979          42,301
       Less: current portion                                                                             22,049          16,689
                                                                                               ================= ===============
       Total non-current                                                                                $13,930         $25,612
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

5.   Basic and Diluted Loss per Share


                                                                  Three Months Ended               Six Months Ended
                                                                      March 31,                        March 31,
  (thousands of dollars and shares, except per-share data)       1998            1999            1998             1999
  ---------------------------------------------------------- -------------- --------------- ---------------- ---------------
  Numerator:
      Net loss                                                     $(2,561)        $(5,057)         $(4,706)        $(9,615)
      Preferred stock dividends (undeclared)                           (85)            (77)             (85)           (137)
      Imputed preferred stock dividends                                 --             (40)              --             (40)
                                                             ============== =============== ================ ===============
      Net loss attributable to common
        stockholders                                               $(2,646)        $(5,174)         $(4,791)        $(9,792)
                                                             ============== =============== ================ ===============

  Denominator - weighted-average shares
    outstanding                                                      9,574          12,472            9,382          12,224
                                                             ============== =============== ================ ===============

  Basic and diluted loss per common share                            $(.28)          $(.41)           $(.51)          $(.80)
                                                             ============== =============== ================ ===============


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

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                   ----------

6.   Financing Transaction, continued

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

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                   ----------

6.   Financing Transaction, continued

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

                   COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                   ----------


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following Management's Discussion and Analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto. Covol has restated its 1999 and 1998 financial statements as described in Note 1 to the financial statements, Nature of Operations and Basis of Presentation, Restatements and Reclassifications.


Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998


Revenues. Total revenues for the three months ended March 31, 1999 ("1999") decreased by $1,028,000 to $1,143,000 as compared to $2,171,000 for the three months ended March 31, 1998 ("1998"). During 1999, Covol recognized license fees totaling $546,000 while license fees of $146,000 were recognized during 1998. The license fees in 1999 consisted of recurring license fees or royalty payments of $320,000 and the straight-line amortization of one-time non-refundable advance license fees of $226,000, while the license fees in 1998 consisted solely of amortization of one-time non-refundable advance license fees from several licensees. Recurring license fees or royalty payments are due quarterly based upon synthetic fuel produced and sold as reported to Covol by its licensees. Advance license fees are normally received when construction of the related synthetic fuel facility begins, when construction is completed, or when certain construction milestones or other specified conditions are met but are recognized on a straight-line basis over the period covered by Covol's license agreements with licensees. Covol expects to receive additional advance license fees during 1999 upon the sale of synthetic fuel facilities currently owned by Covol and upon the achievement of certain production levels at two other synthetic fuel facilities. Recurring license fees or royalty payments are expected to increase at a moderate level in the near term with increases expected in late 1999.


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

Operating Costs and Expenses. Operating costs and expenses increased by $155,000 to $4,223,000 during 1999 from $4,068,000 during 1998. Cost of coal briquetting operations increased $1,710,000 from $643,000 during 1998 to $2,353,000 during 1999, and cost of binder and coal fines - related parties decreased $1,954,000 from $1,964,000 during 1998 to $10,000 during 1999. During 1999, Covol incurred significantly higher operating expenses in connection with the continued refinement and commercialization of the briquetting process in connection with the 24 facilities placed in service during 1998, and in particular the four facilities owned by Covol which are currently held for sale. These expenses primarily related to labor and operating expenses at the four Covol synthetic fuel facilities and the wash plant located in Utah, losses related to the write-down of Coaltech inventory, and costs incurred in providing assistance to Covol's licensees in resolving ramp-up issues at their synthetic fuel facilities. Covol expects to continue incurring operating losses during 1999 until the four facilities held for sale are sold, even though it expects to realize a gain from these sales.

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


Other Income and Expense. During 1999, Covol had net other expenses of $1,421,000 compared to $664,000 for 1998. This increase of $757,000 relates primarily to a change between periods of $448,000 in the mark-to-market adjustment of the carrying value of the related party note receivable collateralized by common stock, an increase in interest expense of $197,000; and a loss on disposition of equipment in 1999 of $103,000.


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


Net loss. For 1999, the net loss of $5,057,000 represented a change of $2,496,000 from the net loss of $2,561,000 reported for 1998. This is primarily due to the increase in cost of briquetting operations. Covol did not recognize any income tax benefit in 1999 or 1998 since the realization of its deferred tax asset of approximately $14,000,000, consisting primarily of net operating loss carryforwards, is dependent on generation of future taxable income.


Six Months Ended March 31, 1999 Compared to Six Months Ended March 31, 1998


Revenues. Total revenues for the six months ended March 31, 1999 ("1999") increased by $257,000 to $2,525,000 as compared to $2,268,000 for the six months ended March 31, 1998 ("1998"). During 1999, Covol recognized license fees totaling $1,247,000 while license fees of $202,000 were recognized during 1998. The license fees in 1999 consisted of recurring license fees or royalty payments of $794,000 and the straight-line amortization of one-time non-refundable advance license fees of $453,000, while the license fees in 1998 consisted solely of amortization of one-time non-refundable advance license fees from several licensees.


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


Operating Costs and Expenses. Operating costs and expenses increased by $3,706,000 to $9,336,000 during 1999 from $5,630,000 during 1998. Cost of coal briquetting operations increased $4,728,000 from $1,093,000 during 1998 to $5,821,000 during 1999, and cost of binder and coal fines - related parties decreased $1,937,000 from $1,972,000 during 1998 to $35,000 during 1999. During
1999, Covol incurred significantly higher operating expenses in connection with the continued refinement and commercialization of the briquetting process in connection with the 24 facilities placed in service during 1998, and in particular the operating costs of the four facilities owned by Covol which are currently held for sale. These expenses primarily related to labor and operating expenses at the four Covol synthetic fuel facilities and the wash plant located in Utah, losses related to the writedown of Coaltech inventory, and costs incurred in providing assistance to Covol's licensees in resolving ramp-up issues at their synthetic fuel facilities.

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


Other Income and Expense. During 1999, Covol had net other expenses of $2,248,000 compared to $1,344,000 for 1998. This increase of $904,000 relates primarily to a change between periods of $1,312,000 in the mark-to-market adjustment of the carrying value of the related party note receivable collateralized by common stock, partially offset by an increase in interest income of $850,000. Also contributing to the net increase in other expenses was an increase in interest expense of $121,000, a decrease in minority interest in losses of consolidated subsidiaries of $138,000, and a loss on disposition of equipment in 1999 of $103,000.


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


Net loss. For 1999, the net loss increased $4,909,000 from $4,706,000 to $9,615,000. The increase is primarily due to the increase in cost of briquetting operations. Covol did not recognize any income tax benefit in 1999 or 1998 since the realization of its deferred tax asset, consisting primarily of net operating loss carryforwards, depends on generation of future taxable income.


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


Net cash used in operating activities for the six months ended March 31, 1999 ("1999") was $9,852,000. During the six months ended March 31, 1998 ("1998"), net cash of $157,000 was used in operations. Much of this change in cash flow from operations is attributable to the increase in net loss from $4,706,000 in 1998 to $9,615,000 in 1999. Covol was able to fund its operating activities, including the continued refinement and commercialization of its patented binder technologies, through the incurrence of debt and the issuance of convertible preferred stock, common stock and common stock warrants. During 1999, proceeds from the issuance of notes payable totaled approximately $10,498,000, proceeds from the issuance of preferred stock totaled $6,394,000 and proceeds from the issuance of common stock totaled $3,774,000.


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


Covol has agreed to certain covenants contained in the recently completed financing documents. One covenant requires Covol to meet certain earnings targets for the quarter ending December 31, 1999 and for subsequent quarters. Consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and certain other adjustments, of $5,000,000 is required for the quarter ending December 31, 1999. The EBITDA target increases in subsequent quarters. Covol's current operations are at levels below this requirement. It is not known whether or not Covol will be able to comply with this provision; however, there are currently no known operational trends or events that would currently make non-compliance probable. Non-compliance with this provision would result in an increase in the debt coupon rate by one percentage point immediately and each 90 days thereafter until cured. Also, the debt becomes immediately convertible. Upon the second event of non-compliance with this provision, Covol is required to deposit approximately $3,000,000 into an escrow account. Failure to make payments into the escrow account results in royalty payments from the related collateral being made directly to the debt holders. Operation of the synthetic fuel facilities at or near capacity should result in EBITDA at levels in excess of this requirement. There are other provisions and covenants in these loan documents that will restrict or prohibit certain activities.

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