Form 10-Q/A
period 1999-06-30
COVOL TECHNOLOGIES INC
filed 1999-10-06
CIK 1003344

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

                            COVOL TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                                                        Page No.
PART I - FINANCIAL INFORMATION

  ITEM 1.  CONSOLIDATED FINANCIAL INFORMATION (Unaudited)
           Consolidated Balance Sheets - As of September 30, 1998
             and June 30, 1999..............................................  3
           Consolidated Statements of Operations - For the three
             months ended June 30, 1998 and 1999 and the nine months
             ended June 30, 1998 and 1999...................................  5
           Consolidated Statement of Changes in Stockholders' Equity -
             For the nine months ended June 30, 1999........................  6
           Consolidated Statements of Cash Flows - For the nine months ended June 30, 1998 and 1999...................................  7
           Notes to Consolidated Financial Statements.......................  8


  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS........................................ 17

PART II - OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS................................................ 25

  ITEM 2.  CHANGES IN SECURITIES............................................ 26

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................. 26

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 26

  ITEM 5.  OTHER INFORMATION................................................ 26

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................. 26

SIGNATURES.................................................................. 27

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

ITEM 1.   CONSOLIDATED FINANCIAL INFORMATION (Unaudited)


                                          COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED BALANCE SHEETS
                                                         (Unaudited)

                                                                                             September 30,       June 30,
(thousands of dollars)                                                                           1998              1999
------------------------------------------------------------------------------------------- ---------------- -----------------

ASSETS

Current assets:
     Cash and cash equivalents                                                                        $ 727           $ 1,932
     Receivables                                                                                      2,879             2,200
     Due from related party                                                                           1,012             2,271
     Inventories                                                                                      1,645             1,683
     Advances on inventories, current                                                                 2,522               935
     Facilities held for sale                                                                        28,405            28,542
     Prepaid expenses and other current assets                                                          682               439
                                                                                            ---------------  ----------------
            Total current assets                                                                     37,872            38,002
                                                                                            ---------------  ----------------

Property, plant and equipment, net of accumulated depreciation                                       14,986            14,402
                                                                                            ---------------  ----------------

Other assets:
     Restricted investments                                                                             748               717
     Advances on inventories, non-current                                                                --             2,742
     Facility-dependent notes and accrued interest receivable                                         7,646             8,054
     Facility transferred under note receivable arrangement                                           3,166             2,774
     Intangible assets, net of accumulated amortization                                               3,118             3,875
     Deposits and other assets                                                                          525             1,809
                                                                                            ---------------  ----------------
            Total other assets                                                                       15,203            19,971
                                                                                            ---------------  ----------------

Total assets                                                                                        $68,061           $72,375
                                                                                            ===============  ================

                                   (continued)

                     The accompanying notes are an integral
                  part of the consolidated financial statements


                                         COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEETS, continued
                                                        (Unaudited)
                                                                                             September 30,      June 30,
(thousands of dollars and shares)                                                                 1998            1999
-------------------------------------------------------------------------------------------- --------------- ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                               $ 3,036          $ 1,265
     Due to related party                                                                             1,609            2,377
     Accrued liabilities                                                                              2,858            3,023
     Notes payable, current                                                                          22,049           20,359
                                                                                             --------------- ----------------
            Total current liabilities                                                                29,552           27,024
                                                                                             --------------- ----------------

Long-term liabilities:
     Notes payable, non-current                                                                      13,930           22,695
     Accrued interest payable, non-current                                                              566              255
     Notes and accrued interest payable - related parties, non-current                                  147               --
     Deferred revenues from advance license fees                                                      8,377            7,697
     Deferred compensation                                                                              236              205
                                                                                             --------------- ----------------
            Total long-term liabilities                                                              23,256           30,852
                                                                                             --------------- ----------------
            Total liabilities                                                                        52,808           57,876
                                                                                             --------------- ----------------

Minority interest in consolidated subsidiaries                                                          507              109
                                                                                             --------------- ----------------

Commitments and contingencies (Note 6)

Redeemable convertible  preferred stock, $.001 par value, issued and outstanding
  0 shares at September  30, 1998 and 60 shares at June 30, 1999  (aggregate
  liquidation preference of $7,623 at June 30, 1999)                                                     --            4,332
                                                                                             --------------- ----------------
Stockholders' equity:
     Convertible  preferred stock,  $0.001 par value;  authorized 10,000 shares, issued and  outstanding  316 shares at September 30, 1998 and 18 shares at
       June 30, 1999 (aggregate liquidation preference of $4,170 at June 30, 1999)                        1                1
     Common stock, $0.001 par value; authorized 25,000 shares, issued and outstanding
       11,272 shares at September 30, 1998 and 12,586 shares at June 30, 1999                            11               12
     Capital in excess of par value                                                                  69,284           78,091
     Accumulated deficit                                                                            (43,002)         (58,321)
     Notes and interest receivable - related parties, from issuance of, or
       collateralized by, common stock, net of allowance                                             (7,773)          (7,024)
     Deferred compensation from stock options                                                        (3,775)          (2,701)
                                                                                             --------------- ----------------
            Total stockholders' equity                                                               14,746           10,058
                                                                                             --------------- ----------------

Total liabilities and stockholders' equity                                                          $68,061          $72,375
                                                                                             =============== ================

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                                           COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)
                                                          (Unaudited)

                                                                 Three Months Ended June 30,       Nine Months Ended June 30,
(thousands of dollars, except per-share amounts)                    1998             1999             1998             1999
-------------------------------------------------------------- ---------------- ---------------- ---------------- ---------------

Revenues:
     License fees                                                         $226            $ 853             $428          $2,140
     Synthetic fuel sales                                                   --              242                5             242
     Binder sales                                                           --              409               --           1,365
     Binder and coal fine sales - related party                          1,248               50            3,243             233
     Binder plant sales                                                  1,298               --            1,298              --
     Other                                                                   4               23               70             122
                                                               ---------------- ---------------- ---------------- ---------------
          Total revenues                                                 2,776            1,577            5,044           4,102
                                                               ---------------- ---------------- ---------------- ---------------

Operating costs and expenses:
     Cost of coal briquetting operations                                 1,409            2,866            2,457           8,687
     Cost of binder                                                         --              291               --             941
     Cost of binder and coal fines - related party                       1,056                7            3,073              42
     Cost of binder plants                                               1,095               --            1,095              --
     Asset impairment charge                                                --               --               --             556
     Selling, general and administrative                                 1,111            1,338            3,003           3,500
     Research and development                                               81              154              309             497
     Compensation expense from stock options, stock
       warrants and issuance of common stock                               286              749              732           1,074
                                                               ---------------- ---------------- ---------------- ---------------
        Total operating costs and expenses                               5,038            5,405           10,669          15,297
                                                               ---------------- ---------------- ---------------- ---------------

Operating loss                                                          (2,262)          (3,828)          (5,625)        (11,195)
                                                               ---------------- ---------------- ---------------- ---------------

Other income (expense):
     Interest income                                                       224              308              363           1,298
     Interest expense                                                       --           (1,981)          (2,292)         (4,394)
     Minority interest in net losses of consolidated
       subsidiaries                                                        183               --              321              --
     Write-up (write-down) of notes receivable - related
       parties,  collateralized by common stock                            532               --            1,095            (749)
     Other                                                                 (38)             (26)              71            (102)
                                                               ---------------- ---------------- ---------------- ---------------
          Total other income (expense)                                     901           (1,699)            (442)         (3,947)
                                                               ---------------- ---------------- ---------------- ---------------

Net loss                                                               $(1,361)         $(5,527)         $(6,067)       $(15,142)
                                                               ================ ================ ================ ===============

Basic and diluted loss per common share                                  $(.14)           $(.48)           $(.65)         $(1.28)
                                                               ================ ================ ================ ===============

                     The accompanying notes are an integral
                  part of the consolidated financial statements



                                       COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                         For the Nine Months Ended June 30, 1999
                                                       (Unaudited)


                                                                                                    Notes and interest
                                                                                                       receivable -
                          Convertible Preferred                                                      related parties,
                                   Stock           Common Stock                                     from issuance of,    Deferred
                        ------------------------ ------------------                                 or collateralized  compensation
(thousands of dollars                                               Capital in excess   Accumulated    by, common       from stock
and shares)               Shares       Amount     Shares    Amount    of par value       deficit         stock            options
----------------------  -----------   ---------- --------  --------  ----------------- ------------- ----------------  ------------
Balances at
 September 30, 1998            316         $1     11,272      $11        $69,284         $(43,002)        $(7,773)       $(3,775)

Common stock issued to
 purchase minority interests
 in subsidiaries                                      70       --            519


Common stock issued for
 cash, including exercise of
 stock options                                       776        1          3,774

Value of common stock warrants
 issued under terms of
 existing debt
 agreement                                            --       --            247

Common stock issued for
 rights to technology                                 60       --            375

Common stock issued on
 conversion of preferred stock
 and in payment of accrued but
 undeclared dividends         (299)        --        422       --            177             (177)

Return of previously issued
 common stock by a director                          (14)      --             --

Value of common stock
 options issued in
 connection with debt
 financing                                            --       --            175

Preferred stock issued
 for cash, net of
 offering costs                  1         --                                899

Value of common stock
 warrants issued in
 connection with redeemable
 convertible preferred
 stock and convertible debt                                                2,435

Value of common stock
 warrants issued in
 connection with
 extension of note payable
 due date                                             --       --            206

Write-down of notes
 receivable - related parties                                                                                 749

Amortization of deferred
 compensation from stock
 options                                                                                                                   1,074

Net loss for the nine
 months ended
 June 30, 1999                                                                            (15,142)
----------------------  -----------   ---------- --------  --------  ----------------- ------------- ----------------  ------------
Balances at
 June 30, 1999                  18         $1     12,586      $12        $78,091         $(58,321)        $(7,024)       $(2,701)
                        ===========   ========== ========  ========  ================= ============= ================  ============

                     The accompanying notes are an integral
                  part of the consolidated financial statements



                                           COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)
                                                                                                    Nine Months Ended June 30,
     (thousands of dollars)                                                                             1998            1999
------------------------------------------------------------------------------------------------- ----------------- -------------
   Cash flows from operating activities:
   Net loss                                                                                               $ (6,067)     $(15,142)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                                          256         1,432
        Write-down (write-up) of notes receivable - related parties                                         (1,095)          749
        Interest expense related to amortization of debt discount and debt issuance costs                    2,266         1,160
        Amortization of deferred compensation from stock options                                               732         1,074
        Minority interest in net losses of consolidated subsidiaries                                          (321)           --
        Loss (gain) on disposition of equipment                                                                (26)          153
        Asset impairment charge                                                                                 --           556
        Increase (decrease) from changes in assets and liabilities, net of effects from
          investing and financing activities                                                                 3,136        (4,370)
                                                                                                  ----------------- -------------
   Net cash used in operating activities                                                                    (1,119)      (14,388)
                                                                                                  ----------------- -------------

   Cash flows from investing activities:
        Purchase of property, plant and equipment and facilities held for sale                             (33,716)         (685)
        Proceeds from sale of equipment                                                                         --           170
        Purchase of rights to technology                                                                        --          (127)
        Issuance of notes receivable                                                                        (1,257)           --
        Proceeds from facility transferred under note receivable arrangement                                   288           392
        Deposits collateralizing letters of credit                                                            (588)           --
        Proceeds from decrease in restricted investment                                                         --            50
                                                                                                  ----------------- -------------
   Net cash used in investing activities                                                                   (35,273)         (200)
                                                                                                  ----------------- -------------

   Cash flows from financing activities:
        Proceeds from issuance of notes payable and warrants                                                32,570        10,453
        Payments on notes payable                                                                               (6)       (4,655)
        Payments on notes payable - related parties                                                           (342)         (147)
        Proceeds from issuance of preferred stock and warrants, net                                             90         6,367
        Proceeds from issuance of common stock, net                                                          1,761         3,775
        Proceeds from receivable - stock subscriptions                                                         577            --
        Proceeds from notes receivable - related parties, collateralized by common stock                       314            --
                                                                                                  ----------------- -------------
   Net cash provided by financing activities                                                                34,964        15,793
                                                                                                  ----------------- -------------

   Net increase (decrease) in cash and cash equivalents                                                     (1,428)        1,205

   Total cash and cash equivalents, beginning of period                                                      4,780           727
                                                                                                  ----------------- -------------

   Total cash and cash equivalents, end of period                                                           $3,352       $ 1,932
                                                                                                  ================= =============

   Supplemental schedule of non-cash investing and financing activities:
        Common stock issued to purchase minority interests in subsidiaries                                   $  --         $ 519
        Common stock issued on conversion of preferred stock and undeclared dividends                           --         2,444
        Common stock issued for rights to technology                                                            --           375
        Notes payable issued for rights to technology                                                           --           426
        Property, plant and equipment acquired through reduction of accounts receivable                         --           413
        Notes payable issued for equipment                                                                     702           424
        Common stock issued on conversion of notes payable and related accrued interest                      8,179            --
        Common stock issued for notes receivable - related parties                                              45            --
        Notes receivable issued for sale of synthetic fuel facility                                          6,500            --
        Notes payable and accrued interest that were refinanced                                              2,040            --
        Preferred stock dividends not accrued or paid                                                          233           284

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


     There are 24 synthetic fuel plants that utilize Covol's patented technology and from which Covol intends to earn license fees. These facilities do not presently operate at levels needed to generate significant revenues to Covol. Improved operations at each of these plants depend on the ability of the plant owner to produce synthetic fuel that meets market specifications in order for the plant owner to market the synthetic fuel. Covol is assisting the plant owners in their efforts to overcome production and marketing problems. Covol anticipates that recurring license fees or royalties from the production and sale of synthetic fuel will continue to increase during 1999 and in 2000. As production levels increase, sales of the binder materials by Covol to its licensees are expected to increase proportionately. Funds received by Covol from these activities are not expected to be sufficient to cover Covol's operating costs and expenses until 2000.


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

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

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


     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments, except as described in the following two paragraphs, consist of normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Covol's Annual Report on Form 10-K for the year ended September 30, 1998 and in Covol's Quarterly Reports on Form 10-Q for the quarters ended December 31, 1998 and March 31, 1999.


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

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

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

     o To reverse depreciation expense recorded on assets not in use and reflect an asset impairment charge in an earlier period (March 31, 1999) than originally reported.

     The combined effect of all of the above items is to increase the net loss for the nine months ended June 30, 1998 by $7,496,000 and to decrease the net loss for the nine months ended June 30, 1999 by $374,000, as shown in the following table.

       (thousands of dollars)                                      1998                                 1999
     ---------------------------------------------------------------------------------------------------------------------
                                                          As                 As                As                 As
                                                       Reported           Restated          Reported           Restated
                                                      -------------------------------      -------------------------------
      Total revenues                                      $12,352             $5,044            $3,422             $4,102
      Operating costs and expenses                         10,722             10,669            15,210             15,297
                                                      -------------------------------      -------------------------------
           Operating income (loss)                          1,630             (5,625)          (11,788)           (11,195)
      Other income (expense)                                 (201)              (442)           (3,728)            (3,947)
                                                      -------------------------------      -------------------------------
           Net income (loss)                               $1,429            ($6,067)         ($15,516)          ($15,142)
                                                      ===============================      ===============================
      Basic and diluted income (loss) per
            common share                                    $0.11             ($0.65)           ($1.33)            ($1.28)
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

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

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

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

3.   Notes Payable

     Notes payable consist of the following:

                                                                                                September 30,        June 30,
   (thousands of dollars)                                                                            1998             1999
  -------------------------------------------------------------------------------------------- ----------------- ---------------
  Note payable to a corporation,  bearing interest at 15%,  collateralized  by a synthetic  fuel  facility  in  Pennsylvania,  held for sale,  with all  unpaid principal  and  interest  due at the  earlier of the sale of the  facility  or
  August 31, 1999.                                                                                       $5,800          $5,800

  Note  payable to a  corporation  bearing  interest  at prime (8.0% at June 30,
  1999) plus 2%,  collateralized by plant and equipment,  principal and interest
  due December 1999.                                                                                      2,900           2,900

  Note payable to the same corporation  referred to in the preceding  paragraph,
  bearing   interest  at  6%,   principal   and  interest   due  January   2000,
  collateralized by a coal wash plant in Utah.                                                            4,263           4,301

  Notes  payable  to the  same  corporation  referred  to in the  preceding  two paragraphs,  bearing interest at 6%. 50% of accrued interest due February 2000
  with   remaining   accrued   interest  and   principal   due  February   2001.
  Collateralized  by a synthetic fuel facility in West Virginia,  held for sale, and license  fees payable to Covol from the  production  and sale of synthetic
  fuel from four synthetic fuel facilities.                                                               6,680           6,500

  Note  payable  to  a  limited  liability  company  bearing  interest  at  10%, collateralized  by a synthetic fuel facility in West Virginia,  held for sale, and license  fees payable to Covol from the  production  and sale of synthetic fuel from two synthetic fuel facilities. Beginning July 1999 through May 2000, monthly payments of $350 are required,  with all unpaid principal and interest due June 2000.  Alternatively,  if Covol  sells the  facility  before the loan
  repayment date, Covol must repay the loan from sale proceeds.                                           8,242           9,191

  Convertible  secured  note  payable  to  an  investment  company  issued  at a discount,  bearing a stated  interest rate of 2.5% on the $20,000 face amount.
  The note is due March 2004,  but is expected to be redeemed or converted  into common stock by the note holder  prior to maturity if not redeemed  earlier by
  Covol.  Interest is payable  semiannually on January 1 and July 1. The note is collateralized  by license fees payable to Covol from the  production and sale of synthetic fuel from four synthetic fuel facilities  located in Virginia and
  West Virginia.                                                                                             --           9,503

  Note payable to a corporation,  bearing interest at 14%,  collateralized  by a promissory  note  receivable and by certain future license fees  receivable by
  Covol.  Interest is payable  monthly and $1,000 of  principal  is due December
  1999 and $3,000 of principal is due April 2000.                                                         4,000           4,000

  Note payable to the same corporation  referred to in the preceding  paragraph,
  bearing interest at 14%, paid in March 1999.                                                            4,000              --

  Other                                                                                                      94             859
                                                                                               ----------------- ---------------
                                                                                                         35,979          43,054
       Less: current portion                                                                             22,049          20,359
                                                                                               ================= ===============
       Total non-current                                                                                $13,930         $22,695
                                                                                               ================= ===============

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

4.   Basic and Diluted Loss per Share


                                                                  Three Months Ended               Nine Months Ended
                                                                       June 30,                        June 30,
  (thousands of dollars and shares, except per-share data)       1998            1999            1998             1999
  ---------------------------------------------------------- -------------- --------------- ---------------- ---------------
  Numerator:
      Net loss                                                     $(1,361)        $(5,527)         $(6,067)       $(15,142)
      Preferred stock dividends (undeclared)                           (85)           (170)            (279)           (307)
      Imputed preferred stock dividends                                 --            (313)              --            (353)
                                                             ============== =============== ================ ===============
      Net loss attributable to common
        stockholders                                               $(1,446)        $(6,010)         $(6,346)       $(15,802)
                                                             ============== =============== ================ ===============

  Denominator -  weighted-average shares
    outstanding                                                     10,400          12,512            9,720          12,320
                                                             ============== =============== ================ ===============

  Basic and diluted loss per common share                            $(.14)          $(.48)           $(.65)         $(1.28)
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

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

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

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

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


Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998


Revenues. Total revenues for the three months ended June 30, 1999 ("1999") decreased by $1,199,000 to $1,577,000 as compared to $2,776,000 for the three months ended June 30, 1998 ("1998"). During 1999, Covol recognized license fees totaling $853,000 while license fees of $226,000 were recognized during 1998. The license fees in 1999 consisted of recurring license fees or royalty payments of $626,000 and $227,000 of straight-line amortization of one-time non-refundable advance license fees. The license fees in 1998 consisted solely of amortization of one-time non-refundable advance license fees. Recurring license fees or royalty payments are due quarterly based upon synthetic fuel produced and sold as reported to Covol by its licensees. Advance license fees are normally received when construction of the related synthetic fuel facility begins, when construction is completed, or when certain construction milestones or other specified conditions are met, but are recognized on a straight-line basis over the period covered by Covol's license agreements with licensees. Covol may receive additional advance license fees during 1999 upon the sale of synthetic fuel facilities currently owned by Covol or upon the achievement of certain production levels at two other synthetic fuel facilities. Recurring license fees or royalty payments are expected to increase at moderate levels in the near term.


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

Our accounting and valuation procedures are based on all of the Covol-owned facilities qualifying for section 29 tax credits so that synthetic fuel production will continue to be the highest and best use of this equipment and facilities. If the facilities were used in an alternative application, the equipment and facilities' carrying value would likely be higher than the fair value based on the alternative highest and best use, which could result in an impairment charge at that time.

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


Net loss. For 1999, the net loss of $5,527,000 represented a change of $4,166,000 from the net loss of $1,361,000 reported for 1998. This is primarily due to the increase in cost of briquetting operations, the increase in amortization of deferred compensation from stock options, and the increase in interest expense in 1999. Covol did not recognize any income tax benefit in 1999 or 1998 since the realization of its deferred tax asset of approximately $16,000,000, consisting primarily of net operating loss carryforwards, is dependent on generation of future taxable income.


Nine Months Ended June 30, 1999 Compared to Nine Months Ended June 30, 1998


Revenues. Total revenues for the nine months ended June 30, 1999 ("1999") decreased by $942,000 to $4,102,000 as compared to $5,044,000 for the nine months ended June 30, 1998 ("1998"). During 1999, Covol recognized license fees totaling $2,140,000 while license fees of $428,000 were recognized during 1998. The license fees in 1999 consisted of recurring license fees of $1,460,000 and $680,000 of amortization of one-time non-refundable advance license fees. The license fees in 1998 consisted solely of amortization of one-time non-refundable advance license fees.


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


Net loss. For 1999, the net loss of $15,142,000 represented a change of $9,075,000 from the net loss of $6,067,000 in 1998. This is primarily due to the increase in cost of briquetting operations, the asset impairment charge, the increase in interest expense, and the change between periods of $1,844,000 in the mark-to-market adjustment of the carrying value of the related party note receivable collateralized by common stock. Covol did not recognize any income tax benefit in 1999 or 1998 since the realization of its deferred tax asset, consisting primarily of net operating loss carryforwards, is dependent on generation of future taxable income.


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

Net cash used in operating activities for the nine months ended June 30, 1999 ("1999") was $14,388,000 compared to $1,119,000 of cash used during the nine months ended June 30, 1998 ("1998). Most of this change in cash flow from operations is attributable to the 1999 net loss of $15,142,000 as compared to $6,067,000 in 1998. Covol has been able to fund its operating activities, including the continued refinement and commercialization of its patented binder technologies, through the incurrence of debt and the issuance of convertible preferred stock, common stock and common stock warrants. During 1999, proceeds from the issuance of notes payable totaled approximately $10,453,000, proceeds from the issuance of preferred stock totaled $6,367,000 and proceeds from the issuance of common stock totaled $3,775,000.


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


There are 24 synthetic fuel plants that utilize Covol's patented technology and from which Covol intends to earn license fees. These facilities do not presently operate at levels needed to generate significant revenues to Covol. Improved operations at each of these plants depend on the ability of the plant owner to produce synthetic fuel that meets market specifications in order for the plant owner to market the synthetic fuel. Covol is assisting the plant owners in their efforts to overcome production and marketing problems. Covol anticipates that earned license fees or royalties from the production and sale of synthetic fuel will continue to increase during 1999 and in 2000. As production levels increase, sales of the binder materials by Covol to its licensees are expected to increase proportionately. Funds received by Covol from these activities are not expected to be sufficient to cover Covol's operating costs and expenses until 2000.


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