Form 10-K/A
period 1998-09-30
COVOL TECHNOLOGIES INC
filed 1999-10-07
CIK 1003344

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

                                TABLE OF CONTENTS
                                                                            Page
PART I

  ITEM 1.   BUSINESS.........................................................  3
  ITEM 2.   PROPERTIES....................................................... 19
  ITEM 3.   LEGAL PROCEEDINGS................................................ 20
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 20

            EXECUTIVE OFFICERS OF THE REGISTRANT............................. 20

PART II

  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.............................................. 23
  ITEM 6.   SELECTED FINANCIAL DATA.......................................... 25
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS........................................ 26
  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ....... 33
  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................... 33
  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.............................. 33

PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............... 33
  ITEM 11.  EXECUTIVE COMPENSATION........................................... 33
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT... 33
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 33

PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K......................................................... 34

SIGNATURES................................................................... 43

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

Covol Binder Technologies

         The Covol binder technologies are designed to aggregate and process wastes and other by-products that are in a fine particulate state into usable fuels and resources in the form of briquettes, pellets or extrusions. These technologies also provide a way to "engineer" fuels or resources with value-added qualities, such as moisture reduction, elimination or neutralization of pollutants such as sulfur dioxide and nitric oxide, improvement of handling strength, reduction of impurities, and formation into uniform shapes and sizes to maximize efficiencies in combustion or in processing. The resulting products manufactured using the Covol binder technologies are broadly categorized as "engineered fuels" and "engineered resources" and can be marketed to utilities, ferrous and non-ferrous metal producers, and other major industrial users.

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


         Covol has received one-time advance license fees with respect to most of the synthetic fuel facilities. In the future, most of the revenues related to such facilities are expected to come from royalties that are tied to production and sale of synthetic fuel pursuant to licensing agreements in place. Such royalties are generally not based on the sales price of the coal briquettes, but rather the amount of Section 29 credit generated. Covol also expects to generate net revenues from the sale of binder materials to the facilities. Generally, Covol does not expect to receive revenues based on the sales price of the synthetic fuel product.

         Covol believes that the Covol binder technologies may also be applied profitably without the benefit of a tax credit. To do this Covol and its licensees must develop the market for synthetic fuel and reduce the cost of production. To date, our experience has been that facility owners are recovering their investments only from realization of Section 29 tax credits and operating loss deductions. There are millions of tons of coal fines in the U.S. and internationally that could be washed and briquetted, and, in the opinion of Covol, sold at a reasonable profit above the fines purchase and processing costs. Additionally, the Covol binder technologies are well-adapted to the processing of "ultra fines," the face powder sized coal fines created in preparing coal for industrial use. Ultra fines can be recovered by equipping coal preparation facilities with modern float cell technology. These ultra fines have historically been slurried into waste ponds and, depending upon the preparation facility, might constitute as much as 10% of the processed coal. The Covol binder technologies allow for the recovery of such fines by removing the high levels of moisture they contain and forming them into a solid product that can be handled and sold. Finally, there are certain coals with high inherent moisture levels, such as Powder River Basin coals. The processing of these coals with the Covol binder technologies may reduce the moisture levels, thus increasing heat content, improving combustion efficiencies, and reducing transportation costs because of the reduced weight. Covol intends to aggressively pursue these and other similar synthetic fuel applications.

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



                               COVOL TECHNOLOGIES,
                                      INC.




  Alabama
 Synfuel #1,       Utah Synfuel #1,        Flat Ridge            Commonwealth
    Ltd.                Ltd.              Corporation           Synfuel, L.L.C.


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

                                               SYNTHETIC FUEL MANUFACTURING FACILITIES


                         No. of                                                                     Annual Rated
  Name of Facility       Plants1    Location          Owner/Licensee2         Operator             Capacity (tons)3
Utah Synfuel #1             1      Price, Utah          Coaltech No. 1          Company                  360,000
                                                        L.P.4
Carbon Synfuel              1      Price, Utah          Company5                Company                  360,000
Mohave Synfuels             1      Laughlin,            Savage Industries       Flyash Haulers,          280,000
                                   Nevada               Inc.                    Inc.
Birmingport                 1      Mulga, Alabama       Birmingham Syn          Birmingham Syn           360,000
                                                        Fuel, L.L.C.7           Fuel, L.L.C.
Brookwood                   1      Brookwood,           PacifiCorp Syn          PacifiCorp Syn           360,000
                                   Alabama              Fuel, L.L.C8            Fuel, L.L.C.
Pumpkin Center              2      Flat Creek,          PacifiCorp Syn          PacifiCorp Syn           720,000
 #1 & #2                           Alabama              Fuel, L.L.C.            Fuel, L.L.C.
Norton                      1      Norton,              PC Virginia             Constellation            600,000
                                   Virginia             Synthetic Fuel #1,
                                                        L.L.C.
Chelyan                     1      Chelyan, West        PC West Virginia        Constellation            600,000
                                   Virginia             Synthetic Fuel #1,
                                                        L.L.C.
Muddlety                    1      Muddlety, West       PC West Virginia        Constellation            600,000
                                   Virginia             Synthetic Fuel #2,
                                                        L.L.C.
Eckman                      1      Eckman, West         PC West Virginia        Constellation            600,000
                                   Virginia             Synthetic Fuel #3,
                                                        L.L.C.
Appalachian                 2      Peccus, West         Appalachian             AT Massey                720,000
 Synfuel                           Virginia             Synfuel, L.L.C.
Mountaineer                 1      Tallmansville,       Company6                Savage                   360,000
 Synfuel                           West Virginia                                Industries Inc.
Pocahontas                  1      North Fork,          Company                 Company                  360,000
 Synfuel                           West Virginia
Ginger Hill                 1      Ginger Hill,         Ginger Hill             Maple Creek              300,000
                                   Pennsylvania         Synfuels, L.L.C.        Mining


                         No. of                                                                     Annual Rated
  Name of Facility       Plants1    Location          Owner/Licensee2         Operator             Capacity (tons)3
Robena                      1      Paisley,             Robena, L.L.C.          Consolidation            580,000
                                   Pennsylvania                                 Coal
Commonwealth                1      Karthaus,            Company                 River Hill Coal          360,000
 Synfuel                           Pennsylvania
Pennsylvania                1      Somerset,            Somerset Fuels,         Somerset Fuels,          600,000
 Synfuel Project                   Pennsylvania         L.L.C.                  L.L.C.
USA Coal, #1,               4      Pawnee, Illinois     A.J.G. Financial        USA Coal               1,440,000
#2, #3, & #4                                            Services, Inc.
Pleasant Ridge              1      Alledonia, Ohio      Pleasant Ridge          Ohio Valley Coal         340,000
                           ---                                                                        ----------
                                                        Synfuels, L.L.C.
Total                      24                                                                          9,900,000
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


         Additional Licensed Facilities. In addition to the nine facilities constructed under Covol's construction agreements, Covol licensed its technology to eight licensees for use at fifteen facilities constructed by these licensees. These licensees entered into their own construction agreements prior to December 31, 1996, in compliance with Section 29.

         In total, Covol has licensed or constructed plants using the Covol binder technologies at 24 synthetic fuel facilities that operate at 18 locations in the Rocky Mountain region, Southern Appalachia, Central Appalachia, Northeast Appalachia, Northwest Appalachia, and the Illinois Basin, which are the primary coal supply regions of the United States. For all facilities, the construction agreements were entered into prior to December 31, 1996. In most instances, Covol entered into a construction contract which was either fulfilled by Covol or later assigned to a licensee. In certain instances, the licensees entered into their own construction contracts.


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


         License and Binder Supply Agreements. All non-Covol entities that have constructed or own facilities using the Covol binder technologies have entered into a technology license and binder supply agreement with Covol. Most license agreements provide for an advance license fee of $1.39 per ton of rated capacity, payable upon reaching project milestones. Covol has received most of the advance license fees related to these facilities. In addition, pursuant to the license agreement, the licensee pays a quarterly earned license fee at a prescribed dollar amount multiplied by the recoverable heat denominated in Btu's in the product produced and sold during the calendar quarter. The prescribed dollar amount is subject to adjustment based upon the "inflation adjustment factor" as set forth in Section 29 of the tax code. In some cases, the amount to be paid is subject to adjustment to the extent that licensees incur an operating loss on the production and sale of synthetic fuel, exclusive of the amount licensees pay as a license fee for the use of the technology. Some license agreements also provide for a goal fee based on time schedules and production amounts. In most cases, the fees paid to Covol under the license agreements are not based on the sales price of the synthetic fuel product. The license agreements generally have a term until the later of January 1, 2008 or the corresponding date after which tax credits may not be claimed or are not otherwise available under Section 29 of the tax code.


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


         Compliance with permits, regulations, and the approved processes does not create pollution or contamination. Still the possibility exists that regulatory noncompliance or accidental discharges, in spite of safeguards, could create an environmental liability. Acid is the only stored raw material used in the approved process that is classified as hazardous. Therefore, Covol's and its licensees' synthetic fuel operations entail risk of environmental damage and Covol or its licensees may incur liabilities in the future arising from the discharge of pollutants into the environment or from waste disposal practices.


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



                                                                                                              Nine Months
                                                             Year Ended September 30,                            Ended
                                                -----------------------------------------------------------   September 30,
(thousands of dollars, except per-share data)       1998          1997            1996            1995            1994
----------------------------------------------- ------------ --------------- --------------- --------------  -------------
OPERATING DATA:
     Total revenues                                   $5,617     $       356     $       295     $     129        $    20
     Loss from continuing operations                 (11,308)        (10,498)        (12,955)       (4,524)          (498)
     Net loss                                        (11,308)        (10,498)        (13,836)       (5,654)          (143)
     Basic and diluted net income (loss) per
       common share:
         Loss per share from continuing
           operations                                  (1.17)          (1.32)          (1.86)        (1.00)          (.13)
         Net income (loss) per share                   (1.17)          (1.32)          (1.99)        (1.25)          0.04
     Purchase of property, plant and
       equipment and facilities
       held for sale                                  36,963           7,194           5,055           694            100

                                                                              September 30,
                                                 ------------------------------------------------------------------------
(thousands of dollars)                              1998          1997            1996            1995           1994
------------------------------------------------ ----------- --------------- --------------- --------------  ------------
BALANCE SHEET DATA:
     Working capital (deficit)                       $ 8,320        $ (3,471)        $(3,482)     $   (480)      $   (620)
     Net property, plant and equipment                14,986          13,619           7,125         1,330            748
     Total assets                                     68,061          26,590           8,072         2,660          4,853
     Long-term obligations                            23,256           5,362             364           177            852
     Total stockholders' equity (deficit)             14,746           6,426            (233)        1,183          2,990

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the information set forth under the caption entitled "ITEM 6. SELECTED FINANCIAL DATA" and the financial statements and notes thereto for Covol included elsewhere herein. Covol has restated its 1998 and 1997 financial statements as described in Note 1 to the financial statements, Summary of Significant Accounting Policies, Restatements and Reclassifications.


Year Ended September 30, 1998 Compared to Year Ended September 30, 1997

         The information set forth below compares Covol's operating results for 1998 with its operating results for 1997.


         Revenues. Total revenues for the year ended September 30, 1998 increased by $5,261,000 to $5,617,000 as compared to $356,000 for 1997. During 1998 Covol recognized license fees totaling $860,000 while $105,000 of license fees were recognized during 1997. These fees consisted of the straight-line amortization of one-time non-refundable advance license fees of $654,000, and recurring license fees or royalty payments of $206,000. The fees in 1997 related solely to amortization of the Coaltech non-refundable advance license fee. Advance license fees are normally received when construction of the related synthetic fuel facility begins, when construction is completed, or when certain construction milestones or other conditions are met, but are recognized on a straight-line basis over the period covered by Covol's license agreements with licensees. Recurring license fees or royalty payments are due quarterly based upon synthetic fuel produced and sold as reported to Covol by its licensees. Covol had sales of binder and coal fines to a related party during 1998 totaling $2,543,000 compared to $209,000 during 1997. These revenues resulted primarily from coal fines that were sold to the related party at Covol's cost as provided for under the binder and license agreement with this party. Substantially all of the fines purchased by Covol have now been sold so sales of coal fines are not expected to be material during 1999. Covol sold six binder mixing plants to licensees during 1998 for $1,088,000, generating a gross profit of $200,000. Covol does not expect sales of binder mixing plants during 1999. Covol provides binder material to its licensees either at a fixed price or at Covol's cost plus a contracted markup. Covol purchases the binder materials under a long-term contract with a large chemical company. Total binder sales during 1998 were $994,000 with a corresponding direct cost to Covol of $642,000. Covol expects a significant increase during 1999 of production of synthetic fuel by its licensees as licensees move toward full production levels with a corresponding increase in earned license fees or royalty payments and sales of binder products. However, Covol cannot assure increases in license fees, royalty payments, and binder sales because Covol licensees must successfully obtain adequate feedstock coal fines, process fines into synthetic fuel, and develop markets for synthetic fuel, now and in the future. Covol believes that its licensees have made significant progress in these areas, but continued success cannot be assured.

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

         Operating Costs and Expenses. Operating costs and expenses increased by $4,706,000 or 45% to $15,231,000 during 1998 from $10,525,000 during 1997. Cost of coal briquetting operations increased $4,411,000 from $4,805,000 during 1997 to $9,216,000 during 1998. This increase included $4,121,000 relating to the costs associated with binder plant sales, binder sales and coal fine sales as discussed above. During 1997, Covol recorded an expense for $1,477,000 relating to construction penalties for failure to proceed under several contracts Covol had entered into. There was no similar expense in 1998. However, during 1998 Covol incurred significantly higher operating expenses in connection with the continued refinement and implementation of the briquetting process, and the commercialization of this process in connection with the 24 facilities placed in service during 1998, including the four facilities held for sale. Covol expects to continue incurring losses into 1999 until these facilities are sold. Covol expects to realize a gain when the facilities are sold. These expenses related in part to the construction and operation of four synthetic fuel facilities built by Covol that are currently held for sale, costs incurred in providing assistance to Covol's licensees during the ramp-up of their synthetic fuel facilities, and increased personnel costs. These increases during 1998 effectively offset the 1997 construction penalty expenses. Covol operates one of the synthetic fuel facilities for Coaltech, a partnership for which Covol is the general partner. Under this operating agreement, Covol is contractually obligated to purchase all of the synthetic fuel produced at cost plus $1 per ton. Production of synthetic fuel from this facility during 1998 was not significant and accordingly, the cost per ton is significantly in excess of the current market value. These costs and the corresponding write-down of this inventory to its market value are included in the cost of coal briquetting operations. The write-down was approximately $1,400,000 during 1998 and $1,548,000 during 1997. Covol expects the excess cost per ton to decrease as production volumes increase, but still expects a similar loss during 1999. Covol believes that it can limit or stop the amount of production at the Utah facility at any time to production amounts that Covol is able to sell to independent third parties.

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


         In 1998, Covol sold the facility owned by Alabama Synfuel #1 Ltd. for $6,500,000, in exchange for a note receivable due not later than February 2003. A loss of $218,000 was incurred from the sale of this facility. Covol believes the note receivable, which is classified as a facility-dependent note receivable in the consolidated balance sheet, is collectible from the debtor, or in the event of the debtor's failure to satisfy the obligation, by the debtor's parent, the company that will ultimately utilize the tax credits generated from the synthetic fuel facility. In 1997, Utah Synfuel #1 transferred its facility to Coaltech for $3,500,000, evidenced by a promissory note payable in 44 quarterly installments of $130,000 starting March 31, 1997. The actual cost to construct the Utah Synfuel #1 facility was $4,082,000. In accordance with generally accepted accounting principles and after discussion with the staff of the Securities and Exchange Commission, this transaction has not been reflected as a sale for accounting purposes. The original cost of the facility, less cash payments received from Coaltech, is reflected in the consolidated balance sheet as a facility transferred under note receivable arrangement.


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


         Other Income and Expense. During 1998, Covol had net other expenses of $1,694,000 compared to $329,000 for 1997. This increase of $1,365,000 relates primarily to an increase of $618,000 in net interest expense and a decrease of $853,000 in minority interest in the net losses of consolidated subsidiaries (Utah Synfuel #1 and Alabama Synfuel #1). Interest expense in 1999 is expected to decrease after the repayment of debt related to facilities held for sale. During September 1998, Covol offered the limited partners of Utah Synfuel #1 and Alabama Synfuel #1 an exchange of their limited partnership interests for common stock of Covol. These exchanges, most of which were accounted for in September 1998, were substantially completed in November 1998, at which time Utah Synfuel #1 became a wholly-owned subsidiary of Covol and Alabama Synfuel #1 became a 98%-owned subsidiary of Covol. Covol believes the combined operations of these partnerships will result in operating losses in the near-term future which will be included in Covol's statement of operations.

         Loss from Continuing Operations. For 1998, the loss from continuing operations increased by $810,000 from $10,498,000 for 1997 to $11,308,000. The increase is primarily due to increased operating costs and other expenses as discussed previously. Covol did not recognize any income tax benefit in 1998 or 1997 since the realization of its deferred tax assets, consisting primarily of net operating loss carryforwards, depends on generation of future taxable income.

Year Ended September 30, 1997 Compared to Year Ended September 30, 1996

         The information set forth below compares Covol's operating results for 1997 with its operating results for 1996.

Continuing Operations


         Revenues. For 1997, total revenues increased by $61,000 to $356,000 from $295,000 for 1996. There was $105,000 in license fees recognized in 1997 as compared to $100,000 recognized in 1996. Covol received a $1,400,000 one-time advance license fee paid by Coaltech, a partnership for which Covol serves as the general partner, upon the sale of the Utah Synfuel #1 facility. The advance license fee is being amortized over the ten year term of the license agreement. Covol also received a $250,000 one-time license fee in 1997 from Birmingham Syn Fuel, L.L.C. ("BSF"), which will be recognized as revenue upon completing the construction and sale of the synthetic fuel facility to BSF. Net proceeds from the sale of briquettes decreased in 1997 by $153,000 to $42,000 from $195,000 in 1996. Notwithstanding the Utah Synfuel #1 facility having been placed in service in early 1997, its production and sales of synthetic fuel were significantly curtailed due to the lack of adequate quality feed stock for production. Covol did produce approximately 18,000 tons of synthetic fuel during 1997; however, due to high levels of ash in the feedstock and hence in the end product, the synthetic fuel was difficult to market. Covol received revenues from binder sales in the amount of $209,000 in 1997. No sales of binder were made in 1996.

         Operating Costs and Expenses. Operating costs and expenses decreased $48,000 to $10,525,000 for 1997 from $10,573,000 for 1996. Operating costs and expenses attributable to briquetting operations increased $3,945,000 to $4,805,000 for 1997 from $860,000 for 1996. On or before December 31, 1996,
Covol entered into several contracts to construct synthetic fuel facilities. In order for the contracts to be binding for purposes of qualification for Section 29 treatment, Covol agreed to pay a penalty of 6% of the expected contract price for the facilities if Covol did not proceed with construction. As of September 30, 1997, there were several contracts that were not expected to be completed by June 30, 1998. Accordingly, Covol recorded the liability for the penalty for these facilities in 1997 in the amount of $1,477,000. Covol also incurred costs of $1,548,000 which were attributable to the start-up and operation of the Utah Synfuel #1 facility for Coaltech, a partnership for which Covol is the general partner. When Utah Synfuel #1 and Covol sold the Utah Synfuel #1 facility to Coaltech, Utah Synfuel #1 entered into an agreement to purchase synthetic fuel produced at the Utah Synfuel #1 facility for costs incurred plus $1 per ton. The Utah Synfuel #1 facility incurred significant costs for coal fines, labor, binder materials, repairs and maintenance, equipment rental and other costs to work through various operational issues. These costs are included in the synthetic fuel purchase commitment and therefore are included in the cost of coal briquetting operations. The remaining costs for briquetting operations in 1997 were more than in 1996 due to material and labor costs for the continuing refinement and implementation of the briquetting process and is reflective of the phase of commercialization and operation Covol was in for 1997 as compared to 1996.


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


         In 1997, Utah Synfuel #1 transferred its facility to Coaltech for $3,500,000, evidenced by a promissory note payable in 44 quarterly installments of $130,000 starting March 31, 1997. The actual cost of Utah Synfuel #1 to construct the facility was $4,082,000. In accordance with generally accepted accounting principles and after discussion with the staff of the Securities and Exchange Commission, this transaction has not been reflected as a sale for accounting purposes. The original cost of the facility, less cash payments received from Coaltech, is reflected in the consolidated balance sheet as a facility transferred under note receivable arrangement.

         Other Income and Expense. In 1996, Covol had net other expense of $2,654,000 and in 1997 had net other expense of $329,000 for a net decrease in other expense of $2,325,000. In 1996, Covol was required, under generally accepted accounting principles, to write down the discounted $5,000,000 6% promissory note (the "Note") from the sale of the construction companies to the ascertainable value of the property collateralizing the Note. This accounting treatment resulted in a write-down of $2,700,000 in 1996. The additional write-down in 1997 of $60,000 resulted from the change in the value of the property collateralizing the Note. The Note is guaranteed by the buyer of the construction companies and there has been no event of default or past due payment on the Note. The remaining difference in net other expense is made up principally of interest expense of $1,645,000, of which $1,438,000 was booked as a result of the transaction Covol entered into with PacifiCorp with respect to the $5,000,000 convertible debt instrument (see discussion below). This expense is partially offset by the net change in the addback for minority interest in net losses of consolidated subsidiaries of $1,241,000 ($4,000 in 1996 compared to $1,245,000 in 1997). The increase is attributable to the minority interest in the loss incurred by Utah Synfuel #1 in 1997. The current period represents the first full year of operations of Utah Synfuel #1. Utah Synfuel #1 incurred losses in 1997 due to: the sale of the Utah Synfuel #1 facility at an amount less than its cost (after adjustment for the installation of the new dryer), start-up costs for the facility, expense incurred for license fees, and the obligation to purchase synthetic fuels produced at a price equal to cost plus $1 per ton.


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


         Loss from Continuing Operations. For 1997, Covol had a net decrease of $2,457,000 in loss from continuing operations. The decrease is principally due to: reductions in research and development costs and selling, general and administrative costs; reductions in expenses for compensation expense from stock options, stock warrants and issuance of common stock; and reduction in the write-down of notes receivable. These reductions were partially offset by: increases in costs for briquetting operations, including losses attributable to the Utah Synfuel #1 facility and penalties for failure to proceed with construction contracts; loss from the sale of the Utah Synfuel #1 facility, and interest expense booked on the PacifiCorp convertible debt. Covol did not recognize any income tax benefit in 1997 or 1996 related to net operating loss carryforwards since the realization of the deferred tax assets depends on generation of future taxable income.

Discontinued Operations

         For 1996, Covol incurred losses from discontinued operations in the total amount of $881,000. No additional losses were recorded from discontinued operations in subsequent years.

Liquidity and Capital Resources


         Liquidity. During 1998, Covol and its licensees completed the construction of and began operations at 24 synthetic fuel facilities. Covol currently owns four facilities which it constructed that are either under option to purchase or are being offered for sale. Covol anticipates sale of these facilities during the year ending September 30, 1999. The majority of the funds received from sale of these facilities will be used to retire debt that was incurred principally in connection with the construction and operation of these facilities and activities relative to the completion of the other synthetic fuel facilities. Net cash used in operating activities increased by $974,000 to $5,366,000 during 1998 from $4,392,000 during 1997. Covol was able to fund its operating activities, including the continued refinement and commercialization of it patented briquetting technology, through the incurrence of debt and the issuance of convertible preferred stock, common stock and related common stock warrants.

         Capital Resources. During 1998, Covol used net cash in its investing activities totaling $38,064,000 compared to $6,991,000 for 1997. These uses consisted principally of purchases of property, plant and equipment, a major portion of which related to the four facilities currently held for sale. During 1998, proceeds from the issuance of notes payable and convertible debentures totaled $35,454,000 and issuance of common stock totaled $3,257,000. Covol believes that funds required for investing activities will be significantly less during 1999 because the construction of facilities that produce synthetic fuel that qualifies for federal income tax credits under Section 29 of the IRC were completed during 1998.


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


         Consolidated Financial Statements of Covol Technologies, Inc.

         Report of Independent Accountants.................................  F-1

         Consolidated Balance Sheets as of September 30, 1998 and 1997.....  F-2

         Consolidated Statements of Operations
           for the years ended September 30, 1998, 1997 and 1996...........  F-4

         Consolidated Statements of Changes in Stockholders' Equity
           for the years ended September 30, 1998, 1997 and 1996...........  F-5

         Consolidated Statements of Cash Flows
           for the years ended September 30, 1998, 1997 and 1996...........  F-9

         Notes to Consolidated Financial Statements........................ F-11

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

         There is included a Restated Financial Data Schedule for the years ended September 30, 1997 and 1996.

Exhibit No.                        Description                         Location

2.1        Agreement and Plan of Reorganization, dated July 1, 1993        (1)
           between Covol and the Stockholders of R1001

2.2        Agreement and Plan of Merger dated August 14, 1995 between      (1)
           Covol and Covol Technologies, Inc., a Delaware corporation

2.3        Stock Purchase Agreement, dated July 1, 1993, among Covol,      (1)
           Lloyd C. McEwan, Michael McEwan, Dale F. Minnig and Ted C.
           Strong regarding the purchase of Industrial Management & Engineering, Inc. and Central Industrial Construction, Inc.

2.4        Stock Sale Transaction Documentation, effective as of           (1)
           September 30, 1994, between Covol and Farrell F. Larson regarding Larson Limestone Company, Inc.

2.5        Stock Purchase Agreement dated February 1, 1996 by and          (1)
           among Covol, Michael McEwan and Gerald Larson regarding the sale of State, Inc., Industrial Engineering & Management,
           Inc., Central Industrial Construction, Inc., and Larson
           Limestone Company, Inc.

2.5.1      Amendment to Share Purchase Agreement regarding the sale of     (1)
           the Construction Companies

2.5.2      Amendment No. 2 to Share Purchase Agreement regarding the       (2)
           sale of the Construction Companies

3.1        Certificate of Incorporation of Covol                           (1)

3.1.1      Certificate of Amendment of the Certificate of Incorporation    (1)
           of Covol dated January 22, 1996

3.1.2      Certificate of Amendment of the Certificate of Incorporation    (6)
           dated June 25, 1997

3.1.3 Certificate of Designation, Number, Voting Powers, Preferences (7) and Rights of Covol's Series A 6% Convertible Preferred Stock (Originally designated as Exhibit No. 3.1.2)

3.1.4 Certificate of Designation, Number, Voting Powers, Preferences (8) and Rights of Covol's Series B Convertible Preferred Stock (Originally designated as Exhibit No. 3.1.3)

3.2        By-Laws of Covol                                                (1)

3.2.1      Certificate of Amendment to Bylaws of Covol dated January       (1)
           31, 1996

3.2.2      Certificate of Amendment to the Bylaws dated May 20, 1997       (6)
           designated as Exhibit No. 3.2.1)

3.2.3      Certificate of Amendment to the Bylaws dated June 25, 1997      (6)
           (Originally  designated as Exhibit No. 3.2.2)

4.1        Promissory Note between Covol and Mountaineer Synfuel,         (12)
           L.L.C. dated May 5, 1998 (filed as Exhibit 10.52.2 hereto)

Exhibit No.                        Description                         Location

4.2        Promissory Note dated December 8, 1998 of Covol to             (13)
           Mountaineer Synfuel, L.L.C. (filed as Exhibit 10.52.4 hereto)

4.3 Security Agreement dated December 8, 1998 between Mountaineer (13) Synfuel, L.L.C. and Covol (filed as Exhibit 10.52.5 hereto)

9.1        Special Powers of Attorney Coupled With an Interest dated       (1)
           February 1, 1996 between Covol, Gerald Larson and Michael
           McEwan

10.1       License Agreement, dated June 30, 1995, between Covol and       (1)
           Greystone Environmental Technologies, relating to the Greystone Joint Venture

10.1.1     First Amendment dated January 3, 1996 to the License            (1)
           Agreement dated June 30, 1995 between Covol and Greystone Environment Technologies

10.2       Briquetting Services Agreement, dated May 5, 1995, between      (1)
           Geneva Steel Company and Covol

10.2.1     Amended and Restated Briquetting Service Agreement, dated       (3)
           May 14, 1996, between Covol and Geneva Steel Company

10.3       Lease Agreement, dated May 5, 1995 between Geneva Steel         (1)
           Company, as landlord,  and Covol, as tenant

10.3.1     First Amendment to Lease Agreement, dated May 14, 1996          (3)
           between Geneva Steel Company, as landlord, and Covol, as tenant

10.4       Master Equipment Lease Agreement, dated May 4, 1995,            (1)
           between Keycorp Leasing Ltd. and Covol

10.5       1995 Stock Option Plan                                          (1)

10.5.1     First Amendment to the 1995 Stock Option Plan                   (1)

10.6       Employment Agreement, dated January 1, 1992, with               (1)
           Kenneth M. Young

10.7       Employment Agreement, dated July 1, 1992, with Russell Madsen   (1)

10.8       Lease Agreement, dated May 31, 1994, between Covol and          (1)
           Byrleen Hanson regarding Carbon County, Utah

10.9       Standard Form of Agreement between Owner and Design             (1)
           Builder dated December 28, 1995 between Covol and Lockwood
           Greene Engineers, Inc.

10.9.1     Notice to Proceed from Covol to Lockwood Greene Engineers,      (1)
           Inc. dated January 14, 1996

10.9.2     Letter Agreement with Lockwood Greene Engineers, Inc. to        (1)
           extend notice dates.

10.9.3     Letter dated July 26, 1996 from Lockwood Greene Engineers,      (3)
           Inc. and the Memorandum of Understanding between Covol
           Technology, Inc. and Lockwood Greene Engineers, Inc. dated
           August 28, 1996

Exhibit No.                        Description                         Location

10.9.4     Amendment to Standard Form of Agreement between Owner and       (3)
           Design/Builder dated  December 28, 1995,  dated  September
           16, 1996,  between Covol and Lockwood Greene Engineers, Inc.

10.10      Engagement Letter dated December 18, 1995 by and between        (1)
           Covol and Smith Barney

10.10.1    Termination Letter, dated July 8, 1996, from Smith Barney       (3)

10.11      Letter of Understanding dated January 30, 1996 between          (1)
           Covol and CoBon Energy, LLC

10.11.1    Modification of Letter of Understanding dated August 20,        (3)
           1996 between Covol and CoBon Energy, LLC

10.11.2    License Agreement dated September 10, 1996, between Covol       (3)
           and CoBon Energy, LLC

10.11.3**  Project Development Agreement, dated December 30, 1996,         (9)
           between Covol and CoBon Energy LLC

10.11.4**  Modification of Project Development Agreement, dated            (9)
           December 31, 1996, between Covol and CoBon Energy, LLC

10.12      [Intentionally Omitted]

10.13      Promissory Note dated February 15, 1996 in favor of Covol       (1)
           from Michael McEwan and Gerald Larson

10.14      [Intentionally Omitted]

10.15      Agreement between Alabama Power Company and Covol for the       (3)
           Sale and Purchase of Coal, dated April 16, 1996, between
           Covol and the Alabama Power Company

10.16      Employment Agreement, dated June 1, 1996 with Brent M. Cook     (3)

10.16.1    Stock Option Agreement dated June 1, 1996 with Brent M. Cook    (3)

10.18      Letter dated July 19, 1996 from Covol canceling the Site        (3)
           Identification Agreement

10.19      Term Sheet, dated August 22, 1996, from Covol common stock      (3)
           to Byrleen Hanson regarding purchase of Price, Utah office building

10.20      Primary Agreement, dated November 6, 1996, between Covol        (3)
           and Savage Industries Inc.

10.20.1    Mojave Agreement, dated November 6, 1996, between Covol         (3)
           and Savage Industries Inc.

10.21      Release to all claims, dated September 13, 1996, executed       (3)
           by Maynard Moe

10.22      Letter of Understanding, dated September 13, 1996, between      (3)
           Covol and E.J. Hodder & Associates, Inc. regarding the sale of the Port Hodder facility to Covol

Exhibit No.                        Description                         Location

10.23      Sublease, dated September 9, 1996, between Covol and Parker     (3)
           Towing Company, Inc. regarding the lease of approximately 16 acres located in Tuscaloosa County, Alabama

10.24      Supply Agreement, dated September 11, 1996, among Covol,        (3)
           K-Lee Processing, Inc. and Concord Coal Recovery Limited
           Partnership

10.25      PacifiCorp Financial Services, Inc. Letter of Intent (Covol     (3)
           Technologies) dated September 12, 1996

10.26      Exclusive Financial Advisor Agreement, dated September 16,      (3)
           1996, between Covol and Coalco Corporation

10.27      Settlement Agreement, dated September 17, 1996, among Covol,    (3)
           Environmental Technologies Group International, Inc.,
           Larson Limestone Company, Inc., Michael M. Midgley, Mark
           Hardman, Kenneth M. Young, Irene Larson, Farrell Larson,
           Gary Burningham and Burningham Enterprises, Inc.

10.28      Debenture Agreement and Security Agreement, dated December      (3)
           20, 1996, between AJG Financial Services, Inc. and Covol

10.29      Arthur J. Gallagher & Co. Letter of Intent, dated November      (3)
           13, 1996

10.30      Lease Agreement, dated December 12, 1996, between Covol and     (3)
           UPC, Inc regarding Price City, Utah property

10.31      1996 Standard Form of Agreement between Owner and               (3)
           Design/Contractor

10.32      Form of Limited Partnership Agreements for Alabama Synfuel      (3)
           #1, Ltd. ("AS #1") and Utah Synfuel #1, Ltd. ("US #1")

10.33      Utah Project Purchase Agreement, dated as of March 7, 1997,     (4)
           by and among Covol, US #1, a Delaware limited partnership, and Coaltech No. 1, L.P., a Delaware limited partnership ("Coaltech")

10.34      License and Binder Purchase Agreement, dated as of March 7,     (4)
           1997, by and among Covol, US #1 and Coaltech

10.35      Operation and Maintenance Agreement, dated as of March 7,       (4)
           1997, by and between Covol and Coaltech

10.36      Purchase and Supply Agreement, dated as of March 7, 1997,       (4)
           by and among Covol, US #1 and Coaltech

10.37      Abandonment Option Agreement, dated as of March 7, 1997,        (4)
           by and among Covol and the limited partners of Coaltech

10.38      Convertible Loan and Security Agreement, dated as of March      (5)
           20, 1997, by and between Covol and PacifiCorp Financial
           Services, Inc. ("PacifiCorp")

10.38.1    Amendment to Convertible Loan and Security Agreement,           (9)
           dated December 12, 1997 by and between Covol and PacifiCorp

Exhibit No.                        Description                         Location

10.39      Alabama Project Purchase Agreement ("Alabama Agreement")        (5)
           dated as of March 20, 1997, by and among Covol, AS #1 and Birmingham Syn Fuel, L.L.C.

10.39.1    Letter Amendment, dated June 27, 1997, to Alabama Agreement.    (9)

10.39.2 ** Letter Amendment, dated July 7, 1997, to Alabama Agreement.     (9)

10.39.3    Letter Amendment, dated August 28, 1997, to Alabama Agreement.  (9)

10.39.4    Letter Amendment, dated December 12, 1997, to Alabama           (9)
           Agreement.

10.39.5 ** Amended and Restated License Agreement, and Binder Purchase     (9)
           dated December 12, 1997, by and among Covol, AS #1 and
           Birmingham Syn Fuel.

10.39.6**  Letter Amendment dated February 20, 1998, to the Alabama       (10)
           Project Purchase Agreement dated as of March 20, 1997, by and among Covol, AS #1, and Birmingham Syn Fuel.

10.39.7    Call Option Agreement date February 20, 1998, between          (10)
           Birmingham Syn Fuel and Covol.

10.39.8**  Letter Amendment dated February 20, 1998, to the Amended       (10)
           and Restated License and Binder Purchase Agreement dated as of December 12, 1997, by and among Covol. AS #1 and
           Birmingham Syn Fuel.

10.39.9**  Non-negotiable Promissory Note dated February 20, 1998, in     (10)
           favor of AS #1, executed by Birmingham Syn Fuel as debtor.

10.39.10   Security Agreement dated February 20, 1998, by and among       (10)
           Covol, AS #1 and Birmingham Syn Fuel.

10.40      Conditional Option Agreement, dated as of March 20, 1997,       (5)
           by and among Birmingham Syn Fuel I, Inc., Birmingham Syn
           Fuel II, Inc., PacifiCorp, AS #1 and Covol

10.41      Registration Rights Agreement, dated as of March 20, 1997,      (5)
           by and between Covol and PacifiCorp

10.42**    Amended and Restated Agreement Concerning Additional            (9)
           Facilities, dated December 12, 1997, by and between PacifiCorp., Birmingham Syn Fuel, LLC and Covol

10.43      Lease Agreement between Industrial Management Engineering,      (9)
           Inc. and Covol

10.44      Employment Agreement, dated January 1, 1997 with Stanley        (9)
           M. Kimball

10.45**    License and Binder Purchase Agreement, dated December 14,       (9)
           1997, between Appalachian Synfuel, LLC and Covol

10.46**    Financing Agreement, dated November 14, 1997, between           (9)
           Covol and CoBon Energy, L.L.C.

10.47**    License Agreement, dated as of August 5, 1997, by and           (9)
           between Pelletco Corporation and Covol

Exhibit No.                        Description                         Location

10.48**    Preparation Plant and Find Ponds Lease (Wellington, Utah),      (9)
           dated February 21, 1997, between Earthco and Covol

10.49**    Agreement Concerning Additional Facilities, dated December      (9)
           27, 1996, between AJG Financial Services, Inc. and Covol

10.50**    Form of Agreement for Technology Licensing of Facilitation,     (9)
           dated December 31, 1996, between PC West Virginia Synthetic
           Fuel #1, LLC and Covol

10.50.1**  Form of Amended and Restated License and Binder Purchase       (11)
           Agreement dated February 3, 1998, between PC Virginia
           Synthetic Fuel #1, PC West Virginia synthetic Fuel #2, PC
           West Virginia Synthetic Fuel #3 and Covol.

10.50.2**  Loan Agreement between C.C. Pace Capital, L.L.C. and           (11)
           Carbon Resources, Inc. and Covol dated April 21, 1998.

10.50.3    Security Agreement between C.C. Pace Capital, L.L.C. and       (11)
           Carbon Resources, Inc. and Covol dated April 21, 1998.

10.51      Employment Agreement, dated March 20, 1997 with Max E.          (9)
           Sorenson

10.52**    Technology License and Binder Purchase Agreement between       (12)
           Mountaineer Synfuel, L.L.C., Licensee, and Covol, Licensor

10.52.1    Asset Purchase Agreement between Mountaineer Synfuel,          (12)
           L.L.C. as Purchase and Covol as Seller dated May 5, 1998

10.52.2    Promissory Note between Covol and Mountaineer Synfuel,         (12)
           L.L.C. dated May 5, 1998

10.52.3    Deed of Ground Lease between Upshur Property, Inc. and Covol   (12)
           dated May 5, 1998

10.52.4    Promissory Note dated December 8, 1998 of Covol                (13)
           Technologies, Inc. to Mountaineer Synfuel, L.L.C.

10.52.5    Security Agreement dated December 8, 1998 between              (13)
           Mountaineer Synfuel, L.L.C. and Covol Technologies, Inc.

10.52.6    Leasehold Credit Line Deed of Trust and Security Agreement     (13)
           dated December 8, 1998 by Covol Technologies, Inc. for
           Mountaineer Synfuel, L.L.C. as Beneficiary.

10.52.7    Amendment No. 1 to Deed of Ground Lease dated December 8,      (13)
           1998 between Upshur Property, Inc. and Covol Technologies,
           Inc.

10.53.1    Debenture Agreement and Security Agreement dated as of         (13)
           January 9, 1998, between Covol and AJG Financial Services,
           Inc.

10.53.2    Debenture dated as of January 9, 1998 between Covol and        (13)
           AJG Financial Services, Inc.

10.53.3    Warrant A dated as of January 9, 1998, issued by Covol in      (13)
           favor of AJG Financial Services, Inc.

Exhibit No.                        Description                         Location

10.53.4    Warrant B dated as of January 9, 1998, issued by Covol in      (13)
           favor of AJG Financial Services, Inc.

10.53.5    Registration Rights Agreement dated as of January 9, 1998,     (13)
           between Covol and AJG Financial Services, Inc.

10.54      Employment Agreement effective May 1, 1998 with Steven         (13)
           G. Stewart

10.55      Employment Agreement effective August 1, 1997 with Dee         (13)
           J. Priano

16.1       Letter to Securities and Exchange Commission, dated March       (1)
           24, 1995, from Jones, Jensen & Orton & Company, certified public accountants

21.1       List of Subsidiaries of Covol                                  (13)

23.1       Consent of PricewaterhouseCoopers LLP                          (13)


27.1       Restated Financial Data Schedule for the fiscal years ended      *
           September 30, 1998 and 1997


27.2       Restated Financial Data Schedule for the fiscal year ended     (13)
           September 30, 1996
-----------------------


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


                                     COVOL TECHNOLOGIES, INC.


                                     By:/s/ Kirk A. Benson
                                        ---------------------------------------
                                        Kirk A. Benson
                                        Chief Executive Officer and Principal
                                        Executive Officer


                                     By:/s/ Steven G. Stewart
                                        ---------------------------------------
                                        Steven G. Stewart, Principal Financial
                                        Officer


                                     Date: October 6, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURE                           TITLE                         DATE

/s/ Kirk A. Benson               Chief Executive Officer
------------------------   (Principal Executive Officer) and     October 6, 1999
Kirk A. Benson                          Director

/s/ Steven G. Stewart            Chief Financial Officer
-------------------------       (principal Financial and         October 6, 1999
Steven G. Stewart                 Accounting Officer)

/s/ Brent M. Cook                President and Director          October 6, 1999
-------------------------
Brent M. Cook

/s/ DeLance W. Squire                   Director                 October 6, 1999
-------------------------
DeLance W. Squire

/s/ James A. Herickhoff                 Director                 October 6, 1999
-------------------------
James A. Herickhoff

/s/ Raymond J. Weller                   Director                 October 6, 1999
-------------------------
Raymond J. Weller

/s/ John P. Hill, Jr.                   Director                 October 6, 1999
-------------------------
John P. Hill, Jr.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES



                        Report of Independent Accountants


To the Board of Directors
Covol Technologies, Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, and cash flows present fairly in all material respects, the consolidated financial position of Covol Technologies, Inc. and Subsidiaries (the "Company") as of September 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years ended September 30, 1998, 1997 and 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


As discussed in the last paragraph of Note 1 to the financial statements, the Company has restated its 1998 and 1997 financial statements.




PRICEWATERHOUSECOOPERS LLP



Salt Lake City, Utah
December 22, 1998, except for the last paragraph of Note 1, as to which the date is October 5, 1999


                                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEETS


                                                                                         As of September 30,
(thousands of dollars)                                                                  1998            1997
----------------------------------------------------------------------------------- -------------- ----------------

ASSETS

Current assets:
     Cash and cash equivalents                                                              $ 727           $4,780
     Receivables                                                                            2,879               13
     Receivable - stock subscriptions                                                         ---              577
     Due from related party                                                                 1,012              509
     Inventories                                                                            1,645            1,819
     Advances on inventories                                                                2,522            1,087
     Facilities held for sale                                                              28,405              ---
     Prepaid expenses and other current assets                                                682               52
                                                                                    -------------- ----------------
            Total current assets                                                           37,872            8,837
                                                                                    -------------- ----------------

Property, plant and equipment, net of accumulated depreciation                             14,986           13,619
                                                                                    -------------- ----------------

Other assets:
     Restricted investments                                                                   748              ---
     Facility-dependent note and accrued interest receivable, non-current                   7,646              ---
     Facility transferred under note receivable arrangement                                 3,166            3,813
     Investment in licensee facility                                                          340              ---
     Intangible assets                                                                      3,118              ---
     Deposits and other assets                                                                185              321
                                                                                    -------------- ----------------
            Total other assets                                                             15,203            4,134
                                                                                    -------------- ----------------

            Total assets                                                                  $68,061          $26,590
                                                                                    ============== ================

                                    continued

                     The accompanying notes are an integral
                  part of the consolidated financial statements




                                     COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEETS, continued

                                                                                          As of September 30,
(thousands of dollars and shares)                                                        1998            1997
------------------------------------------------------------------------------------ -------------- ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                       $3,036           $3,013
     Due to related party                                                                    1,609            1,548
     Accrued liabilities                                                                     2,858            2,500
     Notes payable and convertible debentures, current                                      22,049            5,247
                                                                                     -------------- ----------------
            Total current liabilities                                                       29,552           12,308
                                                                                     -------------- ----------------

Long-term liabilities:
     Notes payable and convertible debentures, non-current                                  13,930            2,900
     Notes payable - related parties, non-current                                              147              489
     Accrued interest payable, non-current                                                     566              204
     Deferred revenues from advance license fees                                             8,377            1,545
     Deferred compensation                                                                     236              224
                                                                                     -------------- ----------------
            Total long-term liabilities                                                     23,256            5,362
                                                                                     -------------- ----------------
            Total liabilities                                                               52,808           17,670
                                                                                     -------------- ----------------

Minority interest in consolidated subsidiaries,  net
  of notes receivable - related  parties,  collateralized
  by minority interest in consolidated subsidiaries of
  $672 in 1997.                                                                                507            2,494

Commitments and contingencies

Stockholders' equity:
     Convertible  preferred stock,  $0.001 par value;  authorized
       10,000 shares, issued and outstanding 316 shares at
       September 30, 1998 and 303 shares at September 30, 1997
       (aggregate liquidation preference of $5,465 at September 30, 1998)                        1                1
     Common stock, $0.001 par value; authorized 25,000 shares, issued and outstanding 11,272 shares at September 30, 1998 and 8,627 shares at
       September 30, 1997                                                                       11                9
     Common stock to be issued, 0 shares at September 30, 1998 and 462
      shares at September 30, 1997                                                             ---                1
     Capital in excess of par value - preferred                                              5,184            5,094
     Capital in excess of par value - common                                                64,100           41,818
     Capital in excess of par value - common stock to be issued                                ---            3,291
     Accumulated deficit                                                                   (43,002)         (31,694)
     Notes and interest receivable -- related parties, from issuance of, or
       collateralized by, common stock, net of allowance                                    (7,773)          (7,411)
     Deferred compensation from stock options                                               (3,775)          (4,683)
                                                                                     -------------- ----------------
            Total stockholders' equity                                                      14,746            6,426
                                                                                     -------------- ----------------

            Total liabilities and stockholders' equity                                     $68,061          $26,590
                                                                                     ============== ================

                     The accompanying notes are an integral
                  part of the consolidated financial statements


                                         COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Year ended September 30,
(thousands of dollars and shares, except per-share data)               1998 (Note 1)      1997 (Note 1)          1996
--------------------------------------------------------------------- ----------------- ------------------ ------------------
Revenues:
     License fees                                                                $ 860              $ 105             $  100
     Binder and coal fine sales - related party                                  2,543                209                ---
     Binder sales                                                                  994                ---                ---
     Binder plant sales                                                          1,088                ---                ---
     Synthetic fuel sales, net                                                      32                 42                195
     Other                                                                         100                ---                ---
                                                                      ----------------- ------------------ ------------------
               Total revenues                                                    5,617                356                295
                                                                      ----------------- ------------------ ------------------

Operating costs and expenses:
     Cost of coal briquetting operations                                         9,216              4,805                860
     Selling, general and administrative                                         4,436              2,998              3,796
     Research and development                                                      422                664              1,044
     Compensation expense on stock options, stock warrants and
       issuance of common stock                                                    939              2,058              4,873
     Loss on sale of facility                                                      218                ---                ---
                                                                      ----------------- ------------------ ------------------
        Total operating costs and expenses                                      15,231             10,525             10,573
                                                                      ----------------- ------------------ ------------------
Operating loss                                                                  (9,614)           (10,169)           (10,278)
                                                                      ----------------- ------------------ ------------------

Other income (expense):
     Interest income                                                               580                 98                302
     Interest expense                                                           (2,745)            (1,645)               (94)
     Minority interest in net losses of consolidated subsidiaries                  392              1,245                  4
     Write-up (write-down) of notes receivable - related parties,
       collateralized by common stock                                               19                (60)            (2,700)
     Other                                                                          60                 33               (166)
                                                                      ----------------- ------------------ ------------------
          Total other income (expense)                                          (1,694)              (329)            (2,654)
                                                                      ----------------- ------------------ ------------------
Loss from continuing operations before income taxes                            (11,308)           (10,498)           (12,932)

Income tax provision                                                               ---                ---                (23)
                                                                      ----------------- ------------------ ------------------
Loss from continuing operations                                                (11,308)           (10,498)           (12,955)
                                                                      ----------------- ------------------ ------------------

Discontinued operations (Note 15):
     Loss from discontinued operations                                             ---                ---               (590)
     Loss on disposal of discontinued operations                                   ---                ---               (291)
                                                                      ----------------- ------------------ ------------------
     Loss from discontinued operations                                             ---                ---               (881)
                                                                      ================= ================== ==================
Net loss                                                                      $(11,308)          $(10,498)          $(13,836)
                                                                      ================= ================== ==================

Basic and diluted net loss per common share:
   Loss per share from continuing operations                                    $(1.17)            $(1.32)            $(1.86)
   Loss per share from discontinued operations                                     ---                ---               (.13)
                                                                      ----------------- ------------------ ------------------
Basic and diluted net loss per common share                                     $(1.17)            $(1.32)            $(1.99)
                                                                      ================= ================== ==================

                     The accompanying notes are an integral
                  part of the consolidated financial statements


                                   COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                                               Notes and
                                                                                                                interest
                                                                                                               receivable
                                                                                                                -related
                                                                                                                parties,
                                                                                                                  from
                                                                                                                issuance
                     Convertible Preferred Stock        Common Stock        Common Stock to be Issued            of, or    Deferred
                     ---------------------------- ------------------------  -------------------------           collater-   compen-
                                      Capital in                Capital in                 Capital in  Accum-    alized     sation
(thousands of                         excess of                 excess of                  excess of  ulated  by, common  from stock
dollars and shares)   Shares  Amount  par value Shares  Amount  par value  Shares  Amount  par value  deficit   stock      options
-------------------  -------  ------  --------- ------  ------  ---------  ------  ------  ---------  ------- ---------   ---------
Balances
at
October 1, 1995        ---     $---     $---    5,260     $6     $9,617      119     $1      $582     $(7,360)   $(240)    $(1,422)

Common stock
issued for
services                                          114     ---       769      (50)    ---     (322)

Common stock
issued for
notes receivable
from related
parties,
including
exercise of
stock options                                   1,010      1      6,283                                         (6,284)

Common stock
issued for
cash, including
exercise of
stock options
and warrants                                    1,226      1      7,479      (69)    ---   (260)

Common stock
to be issued
for cash
received                                                                      44     ---    350

Common stock
to be issued
for property
acquired                                                                      60     ---    585

Payment on
notes receivable
- related parties                                                                                                  171

Issuance of notes
receivable -
related parties,
collateralized
by common stock
(net of $2,700
write-down and
$650 imputed interest)                                                                                          (1,650)

Services received
in lieu of
payments on
notes receivable
- related parties                                                                                                  688

Compensation
expense related
to the
issuance of
stock options
at below
market value                                                      3,863

Deferred
compensation
related to the
issuance of
stock options
at below market
value to officers,
directors,
employees and
consultants, net of
cancellations                                                     4,668                                                     (4,668)

                     The accompanying notes are an integral
                  part of the consolidated financial statements



                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY, continued

                                                                                                               Notes and
                                                                                                                interest
                                                                                                               receivable
                                                                                                                -related
                                                                                                                parties,
                                                                                                                  from
                                                                                                                issuance
                     Convertible Preferred Stock        Common Stock        Common Stock to be Issued            of, or    Deferred
                     ---------------------------- ------------------------  -------------------------           collater-   compen-
                                       Capital in                Capital in                Capital in  Accum-    alized     sation
(thousands of                          excess of                 excess of                 excess of  ulated  by, common  from stock
dollars and shares)   Shares  Amount  par value Shares  Amount  par value  Shares  Amount  par value  deficit   stock      options
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


                     The accompanying notes are an integral
                  part of the consolidated financial statements




                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY, continued


                                                                                                               Notes and
                                                                                                                interest
                                                                                                               receivable
                                                                                                                -related
                                                                                                                parties,
                                                                                                                  from
                                                                                                                issuance
                     Convertible Preferred Stock        Common Stock        Common Stock to be Issued            of, or    Deferred
                     ---------------------------- ------------------------  -------------------------           collater-   compen-
                                       Capital in                Capital in                Capital in  Accum-    alized     sation
(thousands of                          excess of                 excess of                 excess of  ulated  by, common  from stock
dollars and shares)   Shares  Amount  par value Shares  Amount  par value  Shares  Amount  par value  deficit   stock      options
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


                     The accompanying notes are an integral
                  part of the consolidated financial statements




                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY, continued

                                                                                                               Notes and
                                                                                                                interest
                                                                                                               receivable
                                                                                                                -related
                                                                                                                parties,
                                                                                                                  from
                                                                                                                issuance
                     Convertible Preferred Stock        Common Stock        Common Stock to be Issued            of, or    Deferred
                     ---------------------------- ------------------------  -------------------------           collater-   compen-
                                       Capital in                Capital in                Capital in  Accum-    alized     sation
(thousands of                          excess of                 excess of                 excess of  ulated  by, common  from stock
dollars and shares)   Shares  Amount  par value Shares  Amount  par value  Shares  Amount  par value  deficit   stock      options
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
                     =======  ======  ======== ======   =====   ========  ======   =====   ========  ========  =======   ==========


                     The accompanying notes are an integral
                  part of the consolidated financial statements



                                             COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                     Year ended September 30,
(thousands of dollars)                                                                            1998        1997         1996
---------------------------------------------------------------------------------------------- ----------- ------------ ------------
Cash flows from operating activities:
Net loss                                                                                        $(11,308)    $(10,498)    $(13,836)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                                     523          193          187
   Losses applicable to minority interests in subsidiaries                                          (392)      (1,245)          (4)
   Loss on disposal of discontinued operations                                                       ---          ---          291
   Deferred income taxes                                                                             ---          ---           23
   Loss on sale of facility                                                                          218          ---          ---
   Interest expense related to issuance of convertible debt at a discount                          2,046        1,429          ---
   Amortization of deferred compensation and compensation expense on stock options                 1,035        1,675        4,773
   Common stock issued or to be issued for services and distribution rights, and
     compensation expense related to common stock issued below market                                ---        1,055          547
          Write-down (write-up) of notes receivable - related parties                                (19)          60        2,700
          Inducement expense related to conversion of notes payable into common stock                ---          323          ---
          Services received in lieu of payments on notes receivable issued for common stock          ---          ---          687
          Interest earned on notes receivable - related parties                                      ---          ---         (265)
          Notes payable issued for services                                                          ---          ---          160

   Increase (decrease) from changes in assets and liabilities,  net of effects from investing and financing activities:
          Receivables                                                                             (2,866)          65          (55)
          Due from related party                                                                    (503)        (509)         ---
          Inventories                                                                                174          (61)        (162)
          Advances on inventories                                                                 (1,435)      (1,087)         ---
          Prepaid expenses and other current assets                                                 (630)          (7)         (32)
          Accrued interest receivable - non-current                                                 (486)         ---          ---
          Deposits and other assets                                                                  136         (121)          24
          Accounts payable                                                                            23       (1,138)       1,436
          Due to related party                                                                        61        1,548          ---
          Accrued liabilities                                                                        851        2,166           47
          Accrued interest payable, non-current                                                      362          204          ---
          Deferred revenues from advance license fees                                              6,832        1,545          ---
          Deferred compensation                                                                       12           11           10
          Discontinued operations non-cash charges and working capital changes                       ---          ---          894
                                                                                               ----------- ------------ ------------
                Net cash used in operating activities                                             (5,366)      (4,392)      (2,575)
                                                                                               ----------- ------------ ------------

     Cash flows from investing activities:
          Purchase of property, plant and equipment and facilities held for sale                 (36,963)      (7,194)      (5,055)
          Investment in licensee facility                                                           (340)         ---          ---
          Increase in restricted investments                                                        (748)         ---          ---
          Issuance of note receivable                                                               (660)         ---          ---
          Issuance of notes receivable -- related parties                                            ---          ---         (704)
          Proceeds from facility transferred under note receivable arrangement                       647          235          ---
          Increase in cash surrender value of life insurance                                         ---          (32)         (13)
                                                                                               ----------- ------------ ------------
               Net cash used in investing activities                                             (38,064)      (6,991)      (5,772)
                                                                                               ----------- ------------ ------------

                                    continued

                     The accompanying notes are an integral
                  part of the consolidated financial statements


                                           COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

                                                                                                  Year ended September 30,
(thousands of dollars)                                                                          1998        1997        1996
-------------------------------------------------------------------------------------------- ----------- ----------- ------------

     Cash flows from financing activities:
        Proceeds from issuance of notes payable and convertible debentures                       $35,454       $6,070        $ 700
        Payment on notes payable                                                                    (330)      (1,109)        (159)
        Proceeds from issuance of notes payable -- related parties                                   ---          595          ---
        Payment on notes payable -- related parties                                                  ---         (756)      (3,539)
        Proceeds from receivable -- stock subscriptions                                              577          ---          ---
        Proceeds from issuance of common stock, net                                                3,257        5,573        7,570
        Proceeds from issuance of preferred stock, net                                                90        5,095          ---
        Proceeds from notes receivable -- related parties, from issuance of, or
          collateralized by common stock                                                             329          109          171
        Proceeds from issuance of minority interests in subsidiaries                                 ---          302        4,385
        Cash distribution to minority interest limited partners                                      ---         (206)          ---
        Financing activities of discontinued operations                                              ---          ---      (1,582)
                                                                                             ----------- ----------- ------------
         Net cash provided by financing activities                                                39,377       15,673        7,546
                                                                                             ----------- ----------- ------------

     Net increase (decrease) in cash and cash equivalents                                         (4,053)       4,290        (801)

     Cash and cash equivalents, beginning of year                                                  4,780          490        1,291
                                                                                             ----------- ----------- ------------

     Cash and cash equivalents, end of year                                                        $ 727      $ 4,780        $ 490
                                                                                             =========== =========== ============

     Supplemental schedule of non-cash investing and financing activities:
        Common stock issued on conversion of notes payable and accrued interest                   $8,179        $ ---        $ ---
        Facility dependent note receivable issued for sale of facility                             6,500          ---          ---
        Facility transferred under note receivable arrangement                                       ---        4,082          ---
        Common stock issued for purchase of minority interests in subsidiaries                     5,384          ---          ---
        Note payable issued for inventory                                                            ---        1,595          ---
        Accounts payable for facilities held for sale                                                588        1,968          ---
        Common stock issued for notes receivable                                                     ---          577        6,284
        Common stock issued to repay notes payable and accrued interest -- related party             ---        1,261          ---
        Note payable issued for equipment                                                            ---        1,607          ---
        Distribution to minority limited partners offset against note receivable                     ---           66          ---
        Obligations assumed in connection with sale of subsidiaries                                  ---          ---        4,636
        Note receivable received for subsidiaries (net of imputed interest)                          ---          ---        4,350
        Note payable issued and common stock to be issued to acquire land                            ---          ---          927
        Note payable issued for services                                                             ---          ---          160

     Supplemental  disclosure of cash flow information:  Cash paid for interest, net of amounts capitalized:
        Continuing operations                                                                        $49         $208         $111
        Discontinued operations                                                                      ---          ---           98

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

   Revenue and Cost Recognition


   Revenues from the licensing of the Company's technology are recognized in the period when earned. Non-refundable advance license fees are received when certain synthetic fuel facility construction milestones are met or when the facilities are certified operational for their intended use. Non-refundable advance license fees are deferred and recognized on a straight-line basis over the period covered by the related license agreement. Recurring license fees or royalty payments are recognized in the period synthetic fuel is produced and sold by licensees. $3,336,000 of advance license fees received in 1998 were from a single licensee and $1,500,000 were from a second licensee. Revenues from the sale of coal briquettes are recognized as product is shipped. Collateral is not required for receivables and allowances are provided for uncollectible accounts.


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

   The combined effect of all of the above items is to increase the 1998 net loss by $7,322,000 and to decrease the 1997 net loss by $497,000, as shown in the following table.

       (thousands of dollars)                                      1998                                 1997
     ---------------------------------------------------------------------------------------------------------------------
                                                      As Reported       As Restated        As Reported       As Restated
                                                      -------------------------------      -------------------------------
      Total revenues                                      $12,699             $5,617              $251               $356
      Operating costs and expenses                         15,310             15,231            11,105             10,525
                                                      -------------------------------      -------------------------------
           Operating loss                                  (2,611)            (9,614)          (10,854)           (10,169)
      Other income (expense)                               (1,375)            (1,694)             (141)              (329)
                                                      -------------------------------      -------------------------------
           Net loss                                       $(3,986)          $(11,308)         $(10,995)          $(10,498)
                                                      ===============================      ===============================
      Basic and diluted loss per common share              $(0.43)            $(1.17)           $(1.38)           $( 1.32)
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

                                   ----------

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
   ---------------------------------------------------------------------------------------------- -------------- --------------

   Facility-dependent Note and Accrued Interest Receivable, Non-current

   Note receivable from a corporation,  bearing  interest at 12%,  principal and interest due not later than February 2003, collateralized by a synthetic fuel facility in Alabama,  which was sold by the Company.  This note receivable is
    recorded at an amount which does not exceed its fair value.                                          $6,500           $---
   Accrued interest receivable from the above corporation                                                   486            ---
   Unsecured  note  receivable  from a  corporation,  bearing  interest  at 10%, receivable in quarterly  principal  installments  of $55 beginning  September
    1999                                                                                                    660            ---
                                                                                                  -------------- --------------
      Notes and interest receivable                                                                      $7,646           $---
                                                                                                  ============== ==============

   Facility transferred under Note Receivable Arrangement

   Facility transferred under note receivable arrangement with Coaltech, bearing interest at 9.7%,  principal  and  interest  payments  of $130 due  quarterly through December 2007,  collateralized  by a synthetic fuel facility in Utah.
   All note  payments,  including  principal  and  interest  reduce the carrying
   amount of this asset (See Note 16).                                                                   $3,166         $3,813
                                                                                                  ============== ==============

   Notes Receivable - Related Parties, Collateralized by Minority Interest

   Notes  receivable  from seven  officers of the Company,  bearing  interest at prime (8.5% at September 30, 1997) plus 2%, principal and interest due August
   2000,  originally  collateralized by interests in Utah Synfuel #1 and Alabama
   Synfuel #1.  Classified as a reduction in minority  interest in  consolidated subsidiaries  in 1997.  Classified  in 1998 as  notes  receivable  -  related parties,  collateralized  by common  stock due to an exchange of  partnership interests  for  common  stock  (See Note 10).  No  interest  income  has been
   recognized for any period.                                                                             $ ---           $672
                                                                                                  ============== ==============

   All of the above notes receivable were recorded initially at their fair value.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   ----------

5. Property, Plant and Equipment

   Property, plant and equipment consists of the following at September 30:

  (thousands of dollars)                                            Range of estimated useful         1998           1997
                                                                              lives
  --------------------------------------------------------------- ------------------------------- -------------- --------------
  Land                                                                                                    $ 153          $ ---
  Buildings and improvements                                              10 - 20 years                  11,154          1,083
  Machinery and equipment                                                  5 - 10 years                   4,749          2,102
  Construction in progress                                                                                  ---         11,030
                                                                                                  -------------- --------------
                                                                                                         16,056         14,215
   Less accumulated depreciation                                                                          1,070            596
                                                                                                  ============== ==============
   Net property, plant and equipment                                                                    $14,986        $13,619
                                                                                                  ============== ==============

   Depreciation  expense was $474,000 in 1998,  $193,000 in 1997 and $187,000 in
   1996.

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

7. Long-term Liabilities

   Notes Payable and Convertible Debentures

   Notes payable and convertible debentures consist of the following at September 30:

  (thousands of dollars                                                                                 1998          1997
  ------------------------------------------------------------------------------------------------- ------------- -------------
   Note payable to a corporation  bearing  interest at prime (8.25% at September
   30,  1998) plus 2%,  collateralized  by plant and  equipment,  principal  and
   interest due December 1999.                                                                          $ 2,900        $ 2,900

   Note payable to a corporation  bearing interest at 6%, principal and interest
   due October 1999, collateralized by a coal wash plant in Utah.                                         4,263            945

   Note payable to a limited  liability company issued in conjunction with funds advanced for the  construction of a synthetic fuel facility in West Virginia, held for sale. As of September 30, 1998, the loan was  collateralized  by the facility,  bore no interest and was originally due at the earlier of the sale of the  facility or January  1999.  Subsequent  to September  30, 1998,  this entity  modified  the  terms of the note and  agreed  to loan to the  Company additional  amounts up to $1,500.  This entity has an option to purchase  the facility.  If it is not purchased,  the Company has agreed to pay interest on all outstanding  amounts at a rate of 10%, payable monthly  beginning January
   1999  through  June  1999.  Beginning  July 1999  through  May 2000,  monthly payments of $350 will be required, with all unpaid principal and interest due
   June 2000.  Also,  subsequent  to  September  30,  1998 the  Company  granted additional  collateral to the corporation in the form of certain license fees
   receivable by the Company from other synthetic fuel facilities.                                        8,242             --

   Notes  payable  to a  corporation,  bearing  interest  at 6%.  50% of accrued interest due February 1999 and balance of accrued  interest and principal due
   February 2001.  Collateralized by a synthetic fuel facility in West Virginia,
   held for sale.                                                                                         6,680            ---

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   ----------

7. Long-term Liabilities, continued

  (thousands of dollars                                                                                 1998          1997
  ------------------------------------------------------------------------------------------------- ------------- -------------
   Note payable to a corporation,  bearing interest at 15%,  collateralized by a synthetic  fuel  facility  in  Pennsylvania,  held for  sale,  and due at the
   earlier of the sale of the facility or August 1999.                                                    5,800            ---

   Note payable to a corporation  bearing interest at 18% until October 1998, at which time it increased to 22%, due June 1999, collateralized by a promissory note receivable and by certain future license fees receivable by the Company.
   Warrants to purchase  100,000  shares of common stock were granted in October
   1998 based on the outstanding  principal  balance.  A member of the Company's
   Board of Directors is affiliated with this corporation.                                                4,000            ---

   Note payable to a corporation,  bearing  interest at 13% until December 1998, at which time it increases to 14%.  Principal and accrued  interest due March
   1999,  collateralized  by  certain  future  license  fees  receivable  by the
   Company. A member of the Company's Board of Directors is affiliated with this
   corporation.                                                                                           4,000            ---

   Convertible note payable to a corporation  bearing interest at prime plus 2%.
   Principal  of $6,686 plus  accrued  interest of $314 was  converted to common
   stock at $7.00 per share in March 1998.                                                                  ---          3,302

   Convertible  debenture  payable  to two  individuals  and one  trust  bearing interest at prime plus 2%.  Converted  to common stock at $11.00 per share in
   June 1998.                                                                                               ---          1,000

   Other                                                                                                     94            ---
                                                                                                    ------------- -------------
                                                                                                         35,979          8,147
       Less: current portion                                                                             22,049          5,247
                                                                                                    ============= =============
       Total non-current                                                                                $13,930         $2,900
                                                                                                    ============= =============

   Substantially all of the Company's property, plant and equipment and facilities held for sale are collateral for the notes payable. The weighted average interest rate on notes payable and convertible debentures was 8.5% at September 30, 1998 and 10.5% at September 30, 1997. Future maturities of notes payable at September 30, 1998 are as follows:

                                                       Year ending September 30,      (thousands of
                                                                                         dollars)
                                                       --------------------------- ---------------------
                                                             C>
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

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   ----------

7. Long-term Liabilities, continued

   Interest Costs

   During 1998, the Company incurred total interest costs of approximately $4,266,000 (including approximately $2,046,000 of non-cash interest expense resulting from issuance of convertible debt at a discount), of which approximately $1,390,000 was capitalized. During 1997, the Company incurred total interest costs of approximately $2,023,000 (including approximately $1,429,000 of non-cash interest expense resulting from issuance of convertible debt at a discount), of which approximately $378,000 was capitalized. During 1996, the Company incurred total interest costs of approximately $94,000, of which approximately $33,000 was capitalized.

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

9. Basic and Diluted Loss per Share


  (thousands of dollars and shares, except per-share data)                         1998             1997            1996
  --------------------------------------------------------------------------- ---------------- --------------- ---------------

  Numerator:
     Loss from continuing operations                                                 $(11,308)       $(10,498)       $(12,955)
     Loss from discontinued operations                                                    ---             ---            (881)
                                                                              ---------------- --------------- ---------------
     Net loss                                                                         (11,308)        (10,498)        (13,836)
     Preferred stock dividends                                                           (337)           (189)            ---
                                                                              ================ =============== ===============
     Net loss attributable to common stockholders                                    $(11,645)       $(10,687)       $(13,836)
                                                                              ================ =============== ===============

  Denominator - weighted average shares outstanding                                     9,969           8,080           6,941
                                                                              ================ =============== ===============

  Loss per share from continuing operations                                            $(1.17)         $(1.32)         $(1.86)
  Loss per share from discontinued operations                                             ---             ---            (.13)
                                                                              ================ =============== ===============
  Basic and diluted net loss per share                                                 $(1.17)         $(1.32)         $(1.99)
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

   Notes  receivable  from seven  officers of the Company,  bearing  interest at prime  (8.25% at  September  30,  1998) plus 2%,  principal  and interest due
   August 2000,  originally  collateralized by partnership  interests which were subsequently  exchanged for 79 shares of the Company's common stock (see Note
   14).  Classified as notes  receivable - related  parties,  collateralized  by minority  interests in consolidated  subsidiaries in 1997. No interest income
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

  (thousands of dollars, except per-share data)                  1998             1997            1996
  --------------------------------------------------------- ---------------- --------------- ---------------
  Net loss attributed to common stockholders - reported           $(4,323)       $(11,184)       $(13,836)
                                             - pro forma           (7,245)        (11,799)        (14,530)
  Basic and diluted net loss per share - reported                    (.43)          (1.38)          (1.99)
                                       - pro forma                   (.73)          (1.46)          (2.09)

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


   The  following  table   summarizes   information   about  all  stock  options
   outstanding at September 30, 1998:

   (thousands of shares)                        Options Outstanding                               Options Exercisable
   ------------------------ ------------------------------------------------------------- ------------------------------------
                                                        Weighted
                                   Number               Average            Weighted            Number            Weighted
                               Outstanding at          Remaining            Average        Exercisable at        Average
      Range of Exercise         September 30,       Contractual Life       Exercise         September 30,        Exercise
           Prices                   1998                in Years             Price              1998              Price
   ------------------------ ---------------------- ------------------- ------------------ ------------------ -----------------
   $1.50 to $3.50                           1,221                 7.3              $1.58                602             $1.66
   $7.00 to $9.00                             397                 8.5               8.22                257              8.20
   $11.00 to $13.56                           752                 9.0              12.92                179             13.02
                            ---------------------- ------------------- ------------------ ------------------ -----------------
                                            2,370                                                     1,038
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
                                                 =======================
                                                                 $1,623
                                                 =======================

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   ----------

16.  Commitments and Contingencies, continued

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