Form 10-K405
period 1999-09-30
COVOL TECHNOLOGIES INC
filed 2000-01-13
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999,

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission file number 0-27808

                            COVOL TECHNOLOGIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       87-0547337
            --------                                       ----------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

              3280 North Frontage Road
                     Lehi, Utah                         84043-9534
                     ----------                         ----------
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 4, 2000 was $10,904,271 based upon the closing price on the Nasdaq National Market(R) reported for such date. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

         The number of shares outstanding of the registrant's common stock as of January 4, 2000 was 17,176,911.

                           ---------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions  of the  following  document  are  incorporated  herein  by  reference:
Portions of the registrant's definitive proxy statement to be issued in connection with registrant's annual stockholders' meeting to be held February 29, 2000.

                                TABLE OF CONTENTS

                                                                          Page
PART I
     ITEM 1.   BUSINESS......................................................  3
     ITEM 2.   PROPERTIES.................................................... 15
     ITEM 3.   LEGAL PROCEEDINGS............................................. 15
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........... 16

PART II
     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS........................................... 17
     ITEM 6.   SELECTED FINANCIAL DATA....................................... 20
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS........................... 21
     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..... 29
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................... 29
     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE............................29

PART III
     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............ 29
     ITEM 11.  EXECUTIVE COMPENSATION........................................ 29
     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.................................................... 30
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................ 30

PART IV
     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K................................................... 30
     SIGNATURES.............................................................. 37

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

                                     PART I

ITEM 1. BUSINESS

The Company

         Covol Technologies Inc. is a technology development company focused on "Recycling Yesterday's Waste into Tomorrow's Resources."(TM)

Company History

         Covol was originally incorporated in Nevada in 1987 under the name Cynsulo, Inc. but underwent various name changes from 1987 to 1995. In 1991, Covol acquired technology consisting of binding agents used to make briquettes. From 1991 to 1995 Covol focused on the research and development of binding agents principally for iron, coal and coke waste particles. Covol's name was changed to Covol Technologies, Inc. in 1995, at which time Covol was reincorporated in Delaware.

         In 1995, management of Covol recognized the applicability of its technology to the production of synthetic fuel. Since 1996, the primary focus of Covol has been on developing and commercializing the synthetic fuel technology.

Background

         As a result of efforts by government and business to efficiently use diminishing resources, the recycling industry has developed innovative approaches to recycle, recover and/or enhance the usefulness of wastes and by-products. Covol has developed a family of binder technologies used to form fine materials from wastes and by-products into briquettes to capture their inherent resource value.

         Cost-effective processes have not been fully implemented generally to capture industrial wastes, despite their potential usefulness and potential value. Storage and disposal of many of these by-products is costly and can be environmentally harmful. Covol's binder technologies are designed to enable the conversion of by-products from the coal and metals industries into valuable fuels and resources. Covol's primary focus over the past three years has been the commercialization of the application of its binder technologies to coal fines.

         Covol's binder technologies are being used to transform coal fines into a useable fuel. Coal fines are small particles of coal produced as a waste by-product of coal production. A recent study of the coal industry estimated that there are more than 2 billion tons of coal fines residing in waste ponds and landfills in the United States alone. Although coal fines have inherent fuel value, they present recovery and handling challenges that make it difficult to capture that value. Covol's binder technologies molecularly bond the coal fines into a formed fuel through a significant chemical reaction; the resulting product has been classified as a "synthetic fuel" within the meaning of Section 29 of the U.S. Internal Revenue Code. Sales of the fuel therefore qualify for a significant tax credit.

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

Covol Binder Technologies

         Binder Technology. Covol has licensed its technology to other parties to produce and sell the products manufactured with the Covol binder technologies. Covol has contracted with Dow Chemical Company to produce chemical binder materials for the production of synthetic fuel made from coal fines. Substantially all of the equipment and machinery used for producing synthetic fuel is considered standard or "off-the-shelf" and is commercially available both domestically and internationally.

         Covol has been issued eight U.S. patents and eight foreign patents and has other U.S. and foreign patents pending. The patented technology principally relates to the application of Covol's binder technologies to iron production wastes, coke, coal and other carbon based materials. Covol is in the process of expanding the existing patents and applying for new patents related to waste recovery applications. See "ITEM 1. BUSINESS - Proprietary Protection" for a discussion of Covol's patents, trademarks and other intellectual property.

Business Strategy

         The Covol binder technologies represent the foundation for Covol's business strategy. Covol believes that its success depends upon its ability to engineer industrial wastes and other by-products into value-added fuels and resources. Covol has divided its strategy into two general approaches: engineered fuels and engineered resources.

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

         For the past three years Covol's business strategy has been focused almost exclusively upon synthetic fuel from coal fines. There are currently 24 synthetic fuel facilities located in 8 states that are utilizing Covol's synthetic fuel technology. Twenty-two of the facilities are owned by unaffiliated third parties and two are currently owned by Covol. Covol is actively pursuing the sale of the two facilities that it owns.

         All of the synthetic fuel facilities were initially placed into operation before the end of the second calendar quarter of 1998 and Covol and its licensees are currently in the process of increasing production levels and entering into contracts for product sales. Covol is working with its licensees to improve production and optimize quality. Feedstock supply, production and product quality and the marketing of the synthetic fuel all directly affect the amount and timing of royalties to be received by Covol from the synthetic fuel facilities. Accordingly, assisting licensees to optimize the production from these facilities is one of Covol's highest priorities.

         Covol has received one-time initial license fees with respect to most of the synthetic fuel facilities. These initial license fees will be recognized as revenue over the life of the license agreements. In the future, most of the revenues related to such facilities are expected to come from royalties that are tied to production and sale of synthetic fuel pursuant to licensing agreements in place. Covol also expects to generate net revenues from the sale of binder materials to the facilities.

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

         Engineered Resources. Steel mills, nonferrous metal producers and other mineral industries produce wastes and other by-products that may contain valuable unrecovered resources. These wastes often create environmental compliance, storage and disposal problems. The Covol binder technologies provide a way to solve disposal problems, extract the inherent resources, process the materials with current industrial methods, and enhance the materials with qualities that add value and that customize the materials for alternative uses. The resulting products are collectively referred to as "engineered resources." Covol has devoted significant research and development resources to improving and perfecting its technology for these applications, particularly in the processing of iron production wastes.

         Covol has developed and tested its technologies with fine particulate wastes and other by-products, including: molybdenum, titanium dioxide, grinding swarf, lead dross, zinc oxide, phosphorous, and iron. Covol intends to continue to evaluate these and other engineered resource applications.

         Strategic Acquisitions. Covol believes that it may have unique opportunities to pursue acquisitions that are synergistic with Covol's financial and environmental objectives and initiatives. The Covol binder technologies may be applied to waste streams that are otherwise of little or no value. Covol intends to pursue possible acquisitions of businesses aligned to the industries in which the Covol business strategy of resource recovery may be applied.

         Covol  intends to broaden its position in the  synthetic  fuel industry
and  other  resource   industries   through  the  acquisition  or  licensing  of
technologies that are complementary to the Covol binder technologies.

Subsidiaries

         Covol has organized various special purpose entities to facilitate some of the transactions relating to the 24 synthetic fuel facilities. The entities are listed with Covol's position and interest in the entity as of December 31, 1999 described as follows:

o Alabama Synfuel #1 Ltd., a Delaware limited partnership of which Covol serves as general partner and owns 100%

o Utah Synfuel #1 Ltd., a Delaware limited partnership of which Covol serves as general partner and owns 100%

o Flat Ridge Corporation, a Utah corporation, a wholly-owned subsidiary of Covol

o Commonwealth Synfuel, L.L.C., a Utah limited liability company of which Covol is managing member and owns 100%

o Carbon Synfuel, L.L.C., a Utah limited liability company of which Covol is the managing member and owns 99%

o Pocahontas Synfuel, L.L.C., a Utah limited liability company of which Covol is the managing member and owns 99%

o Mountaineer Fuels, L.L.C., a Utah limited liability company of which Covol is the managing member and owns 99%

o Synfuel Investments, Inc., a Utah corporation of which Covol is the sole stockholder; Synfuel Investments owns a 1% ownership interest in each of Carbon Synfuel, Pocahontas Synfuel, and Mountaineer Fuels.

         The following chart illustrates Covol's corporate structure. Covol's ownership directly or indirectly of each subsidiary is 100%.

                                                COVOL TECHNOLOGIES, INC.
                                           ------------------------------------
                                               Common-
  Alabama         Utah       Flat Ridge         wealth            Carbon         Pocahontas      Mountaineer        Synfuel
  Synfuel       Synfuel         Corp.          Synfuel,          Synfuel,         Synfuel,         Fuels,         Investments,
  #1, Ltd.      #1, Ltd.                        L.L.C.            L.L.C.           L.L.C.          L.L.C.             Inc.
  --------      -------        ------         --------          ----------        ------           -----              ----

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

         Covol received its PLR in September 1995. At least seven other PLRs covering fourteen of the synthetic fuel facilities have been obtained by third parties in connection with licenses of Covol's synthetic fuel technology. However, all PLRs are only binding with respect to the specific projects addressed in the PLR and may only be relied on by the party that has obtained the PLR.

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

         The Section 29 credit was designed to provide protection for qualifying fuels against market price declines, and it is therefore subject to a phase out after the unregulated oil price reaches specified levels under an annually adjusted formula. In 1997 dollars, the credit would have phased out had the reference price for oil exceeded $47.78 per barrel, but the reference price determined for 1998 was $10.88 and no phase out occurred. There presently is no reference price for 1999. However, the average price of oil in the U.S. was higher in 1999 than 1998. The credit is also subject to reduction insofar as an otherwise qualifying facility benefits from grants or subsidized financing provided by federal, state or local governments, or from tax-exempt bond financing.

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

                     SYNTHETIC FUEL MANUFACTURING FACILITIES

                         No. of
   Name of Facility      Plants          Location           Owner/Licensee

 Utah Synfuel #1            1       Price, Utah         Coaltech No. 1 L.P.
 Carbon Synfuel             1       Price, Utah         DTE Kentucky, L.L.C.
 Mohave Synfuels            1       Laughlin,           Mohave Synfuels,
                                    Nevada              L.L.C.
 Birmingport                1       Mulga,              Birmingham Syn
                                    Alabama             Fuel, L.L.C.

 Brookwood                  1       Brookwood,          PacifiCorp Syn
                                    Alabama             Fuel, L.L.C.
 Pumpkin Center             2       Flat Creek,         PacifiCorp Syn
  #1 & #2                           Alabama             Fuel, L.L.C.
 Norton                     1       Norton,             PC Virginia
                                    Virginia            Synthetic Fuel #1,
                                                        L.L.C.
 Chelyan                    1       Chelyan, West       PC West Virginia
                                    Virginia            Synthetic Fuel #1,
                                                        L.L.C.
 Muddlety                   1       Muddlety, West      PC West Virginia
                                    Virginia            Synthetic Fuel #2,
                                                        L.L.C.
 Eckman                     1       Eckman, West        PC West Virginia
                                    Virginia            Synthetic Fuel #3,
                                                        L.L.C.
 Appalachian                2       Peccus, West        Appalachian
  Synfuel                           Virginia            Synfuel, L.L.C.
 Mountaineer                1       Tallmansville,      Mountaineer Fuels,
  Fuels                             West Virginia       L.L.C.
 Pocahontas                 1       Northfork,          Pocahontas
  Synfuel                           West Virginia       Synfuel, L.L.C.
 Ginger Hill                1       Ginger Hill,        Ginger Hill
                                    Pennsylvania        Synfuels, L.L.C.
 Robena                     1       Paisley,            Robena, L.L.C.
                                    Pennsylvania
 River Hill                 1       Karthaus,           DTE River Hill,
                                    Pennsylvania        L.L.C.
 Pennsylvania               1       Somerset,           Central City
  Synfuel Project                   Pennsylvania        Synfuel, L.L.C.
 USA Coal, #1,              4       Pawnee, Illinois    A.J.G. Financial
 #2, #3, & #4                                           Services, Inc.
 Pleasant Ridge             1       Alledonia, Ohio     Pleasant Ridge
                           ---                          Synfuels, L.L.C.
 Total                     24

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

         Covol obtained financing and successfully constructed five facilities from its construction agreements. Of these, one was built by TIC for Covol and sold to Birmingham Syn Fuel, L.L.C., a special purpose entity owned by PacifiCorp Financial Services, Inc., two were built for Covol by Centerline, one of which was sold to DTE Kentucky, L.L.C., a special purpose entity owned by DTE Energy Services, Inc., and one of which is held for sale by Covol; two were built by TIC, one of which was sold to DTE River Hill, L.L.C., a special purpose entity owned by DTE Energy Services, Inc., and one of which is held for sale by Covol.

         Covol assigned four other construction agreements to licensees and those licensees successfully constructed four facilities as follows:

         Fluor Corporation. Covol assigned two of its fourteen construction agreements to Appalachian Synfuel L.L.C., a wholly owned subsidiary of Fluor Corporation. The facilities were built at A.T. Massey Coal Company, Inc.'s Marfork Prep Plant Site near Peccus, in Boone County, West Virginia. In conjunction with the assignment of the two contracts, Covol entered into a license agreement with Appalachian for the use of the Covol binder technologies. Under the agreement, Covol was paid an initial license fee. A quarterly license fee is paid based upon the Btu of product produced and sold up to a prescribed amount of production per year. Covol also granted Appalachian the right to pay a lump sum payment for the facilities, in lieu of quarterly license fees over the term of the agreement. Covol provides binder to the facility on a cost plus basis.

         Pelletco Corporation. Covol assigned two of its construction agreements with Centerline to affiliates of Pelletco Corporation. One contract was assigned to Pleasant Ridge Synfuels, L.L.C. which constructed a facility in Alledonia, Ohio. One contract was assigned to Ginger Hill Synfuels, L.L.C. which constructed a facility at Ginger Hill, Pennsylvania. In connection with these two facilities, Covol entered into technology license and agreements to supply Covol's chemical binder, providing Covol with initial license fees and quarterly license fees based upon the licensees' net cash flow. Covol provides binder to the two facilities on a cost plus basis.

         Unused Contracts. Covol did not build facilities under five of its fourteen construction agreements, including the two PICOR contracts as part of a joint venture with Savage Industries. The construction agreements provided for penalties if the construction was not pursued by Covol. Covol accrued this liability during the fiscal year ended September 30, 1997 and paid all penalties related to the two PICOR contracts. The remaining liability attributable to the other three contracts was $755,000 as of September 30, 1999. Covol believes that construction under any of the unused contracts is not likely.

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

         License and Binder Supply Agreements. All non-Covol entities that have constructed or own facilities using the Covol binder technologies have entered into a technology license and binder supply agreement with Covol. Many license agreements provided for an initial license fee, payable upon reaching project milestones. Covol has received most of the initial license fees related to these facilities which revenue will be recognized by Covol over the life of the license agreements. In addition, pursuant to many of the license agreements, the licensee pays a quarterly earned license fee generally at a prescribed dollar amount multiplied by the recoverable heat denominated in Btu's in the product produced and sold during the calendar quarter. The prescribed dollar amount is subject to adjustment based upon the "inflation adjustment factor" as set forth in Section 29 of the tax code. In some cases, the amount to be paid is subject to adjustment to the extent that licensees incur an operating loss on the production and sale of synthetic fuel, exclusive of the amount licensees pay as a license fee for the use of the technology. Some license agreements also provide for a goal fee based on time schedules and production amounts. In most cases, the fees paid to Covol under the license agreements are not based on the sales price of the synthetic fuel product. The license agreements generally have a term until the later of January 1, 2008 or the corresponding date after which tax credits may not be claimed or are not otherwise available under Section 29 of the tax code.

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

Supply of Raw Materials

         Coal Fines. The synthetic fuel manufacturing facilities use coal fines as the primary feedstock to produce synthetic fuel. Accordingly, a supply of coal fines is essential to the feasibility of a synthetic fuel manufacturing facility.

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

Sale of Facilities

         Covol has sold four synthetic fuel facilities. The following is a summary of each sale:

         Utah Synfuel #1. On March 10, 1997, Utah Synfuel #1 Ltd., a Delaware limited partnership in which Covol was at the time a 64% owner and general partner, sold the Utah synthetic fuel facility for $3.5 million, in the form of a nonrecourse promissory note bearing interest at 9.6552% per annum and payable in 44 equal quarterly installments, all in accordance with the Utah Project Purchase Agreement, dated as of March 7, 1997, between Covol, Utah Synfuel #1 and Coaltech No. 1 L.P. The sale of the Utah facility resulted in a loss of approximately $582,000 to Utah Synfuel #1. The promissory note is collateralized by a security interest in the Utah facility, and in the event of a default under the promissory note, Covol's and Utah Synfuel #1's sole right to recovery is limited to the Utah facility without recourse against Coaltech. The loss of $582,000 was not recognized for financial reporting purposes and as described in
Note 4 to the Consolidated Financial Statements, all note payments, including interest, reduce the carrying amount of the note receivable.

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

         As part of the sale of the Utah facility, Covol and Utah Synfuel #1 entered into a Supply and Purchase Agreement with Coaltech. Under the agreement, Covol agreed to provide coal fines to the Utah facility for processing into synthetic fuel at an amount equal to Covol's per ton costs, including any wash costs. Utah Synfuel #1 also agreed to purchase from Coaltech the synthetic fuel produced at Coaltech's cost plus one dollar per ton. Coaltech has the right to market its synthetic fuel to a third party, with Utah Synfuel #1 having a right of first refusal to purchase such synthetic fuel. Covol has incurred a loss each quarter in connection with this agreement. The Utah Synfuel #1 facility has experienced several problems, including uncertain coal fines feedstock and product sales commitments. Subsequent to September 30, 1999, Covol received notification from the limited partners of Coaltech that they were effecting a retirement of Covol as the general partner and were terminating Covol as operator of the Utah facility. Covol and Coaltech are in negotiations to resolve the situation, including a likely settlement of the note and termination of the Supply and Purchase Agreement.

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

         River Hill. Covol and its subsidiaries, Commonwealth Synfuel, L.L.C. and Synfuel Investments, Inc., sold the River Hill facility to DTE River Hill L.L.C., an affiliate of DTE Energy Services, Inc., on August 28, 1999. Covol also entered into a license and binder supply agreement which calls for ongoing royalties and binder sales. The purchase price for the River Hill facility consisted of a cash payment to Covol of $1,250,000, assumption of $5,000,000 of facility debt, completion of capital improvements to the facility and an eight-year royalty arrangement with both Covol and the construction lender, plus contingent payments based upon facility production performance.

         Carbon Synfuel. Covol and its subsidiaries, Carbon Synfuel, L.L.C. and Synfuel Investments, Inc., sold the Carbon Synfuel facility to DTE Kentucky, L.L.C., an affiliate of DTE Energy Services, Inc., on December 31, 1999. Covol also entered into a license and binder supply agreement which calls for ongoing royalties and binder sales.

         In addition to the four facilities discussed above, Covol owns two synthetic fuel manufacturing facilities that Covol has for sale. They are referred to as Pocahontas Synfuel located near Northfork, West Virginia; and Mountaineer Synfuel, near Tallmansville, West Virginia. Covol is negotiating with potential purchasers for the sale of these two facilities. Covol expects the sales to be completed during the second quarter of fiscal year 2000.

Proprietary Protection

         Covol has the following trade names and patents covering certain aspects of Covol's technology:

         Trade names:

         Covol Technologies, Inc., Alabama Synfuel #1 Ltd., Utah Synfuel #1 Ltd., Carbon Synfuel, L.L.C., Mountaineer Fuels, L.L.C., Pocahontas Synfuel, L.L.C., Flat Ridge Corporation, Synfuel Investments, Inc., and Engineered Fuel Technologies, Inc.

         Trademarks and Service Marks:

         United States Trademark Registration No. 2,038,742 for licensing services identified by "Covol", "Recycling Yesterday's Waste Into Tomorrow's Resources."

         Patents

         Covol's eight U.S. and eight foreign patents expire on January 21, 2014. Other United States, Patent Cooperative Treaty, and Foreign Patent Applications are pending. There can be no assurance as to the scope of protection afforded by the patents. In addition, there are other industrial waste recycling technologies in use and others may subsequently be developed, which do not, or will not utilize processes covered by the patents or pending patents. There can be no assurance that any patent issued will not be infringed or challenged by other parties, infringe on patents held by other parties or that Covol will have the resources to enforce any proprietary protection afforded by the patent or defend against an infringement claim.

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

Confidentiality Provisions

         As part of its business, Covol typically enters into agreements concerning its projects which contain confidentiality provisions. Covol is, on occasion, required to disclose such agreements to the Securities and Exchange Commission as part of its ongoing reporting requirements under the Securities Exchange Act of 1934. In addition, disclosure of such agreements may be required in connection with Covol's SEC registrations or private placement of securities. Some of the agreements may not contain the standard exceptions for the disclosure of information which is required to be disclosed under law. Consequently, no assurances can be given that Covol has not inadvertently disclosed information regarding its various projects in violation of confidentiality covenants entered into by Covol.

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

         Failure by Covol or its licensees to maintain necessary permits to operate synthetic fuel plants and to comply with permit requirements could have a material adverse effect on Covol or its licensees. Other developments, such as the enactment of more stringent environmental laws and regulations, could require Covol or its licensees to incur significant capital expenditures. If
Covol or its licensees do not have the financial resources or are otherwise unable to comply with such laws and regulations, such failure could also have a material adverse effect on Covol.

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

Major Customers

         Approximately 21% of revenues in 1998 and 40% of revenues in 1999 were from a single licensee, 27% of revenues in 1998 and 15% of revenues in 1999 were from a second licensee and 15% of revenues in 1998 and 13% of revenues in 1999 were from a third licensee. No other single customer accounted for over 10% of total revenues in any year presented.

Competition

         Products made using the Covol binder technologies compete with other synthetic products as well as traditional source materials. Competitive factors include price, quality, delivery cost and waste handling costs. Covol may experience competition from other alternative fuel technology companies and their licensees, particularly those companies with technologies to produce coal based solid synthetic fuels. Competition may come in the form of the licensing of the competing technologies to process coal fines or in the marketing of end products qualifying as synthetic fuel. Competition includes, for example, Krystal Bond, KFx Inc. and Startec Inc. Covol will also experience competition from traditional coal and fuel suppliers and natural resource producers in addition to those companies that specialize in the disposal and recycling of waste products generated by coal, coke, steel and other resource production. Many of these companies have greater financial, management and other resources than Covol. Covol believes that it will be able to compete effectively although there can be no assurance that it will do so successfully.

Employees

         Covol and its subsidiaries currently employ 52 persons full-time. Twenty-seven of such persons are in corporate administration including research, development and marketing, and twenty-five are in synthetic fuel and coal washing operations. None of these employees are covered by a collective bargaining agreement.

Forward Looking Statements

         Statements regarding Covol's expectations as to the financing, development, construction, operation and sale of facilities utilizing the Covol binder technologies, the marketing of products, the receipt of licensing fees, the ability to extend or refinance existing obligations, and other information presented in this Annual Report on Form 10-K that are not purely historical by nature, including those statements regarding Covol's future business plans, the operation of facilities, the estimated capacity of facilities, the availability of coal fines, the marketability of the synthetic fuel and other briquettes and the financial viability of the facilities, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Covol believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting Covol's industry or the coal industry or the economy generally, factors which could cause actual results to differ from expectations stated in these forward looking statements include, among others, the following:

         (1)      The commercial success of the Covol binder technologies.

         (2)      Successful sale of Covol owned facilities.

         (3) Operating issues for licensed and Covol owned facilities including feedstock availability, moisture content, Btu content, correct application of binder formulation, operability of equipment, product durability, resistance to water absorption and overall costs of operations.

         (4) Marketing issues relating to market acceptance of products manufactured using Covol's technology, including control of moisture content, hardness, special handling requirements and other characteristics of the synthetic fuel product which affect its marketability and its sales price.

         (5)      Securing  of  necessary  sites,   including  permits  and  raw
                  materials, for relocation and operation of facilities.

         (6) Maintenance of placed in service requirements under Section 29 of the tax code by synthetic fuel manufacturing facilities.

         (7)      Ability  to  obtain   needed   additional   capital  on  terms
                  acceptable to Covol.

         (8) Changes in governmental regulations or failure to comply with existing regulations which may result in operational shutdowns of Covol or licensee facilities.

         (9) The availability of tax credits under Section 29 of the tax code.

         (10) The commercial feasibility of the Covol binder technologies upon the expiration of Section 29 tax credits.

         (11)     Ability  to  meet   financial   commitments   under   existing
                  contractual arrangements.

         (12) Ability to meet non-financial commitments under existing contractual arrangements, including requirements to obtain stockholder approval of certain transactions.

         (13) Ability to commercialize the non-synthetic fuel related Covol binder technologies which have only been tested in the laboratory and not in full-scale operations.

         (14) Dependence on licensees to successfully implement Covol binder technologies.

         (15)     The market  acceptance  of  products  manufactured  with Covol
                  binder   technologies   in  the  face  of   competition   from
                  traditional products.

         (16)     Ability to produce  products  with Covol  binder  technologies
                  with   acceptable   hardness,   moisture   level,   and  other
                  characteristics.

         (17) Success in the face of competition by others producing synthetic fuel and other recycled products.

         (18)     Sufficiency of intellectual property protections.

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

         In October 1997, Covol purchased an 8,000 square-foot site located in Price, Utah, on which Covol's prototype briquetting plant is located, for $150,000. Included in the purchase was a 1,400 square-foot office and warehouse building which houses equipment. The property is subject to a 10-year $100,000 mortgage held by the seller. The property is currently being leased to a third party for a one-year term.

         In June 1996, Covol entered into a land lease of approximately 12 acres in Price, Utah with a non-affiliated party at a monthly rental of $600. The lease term commenced on June 20, 1996 and expires on December 31, 2007 but may be extended. In 1996 Covol constructed a 22,000 square-foot building to house the Utah Synfuel #1 facility. In March 1997, this building was subleased by Covol to Coaltech as part of the sale of the Utah Synfuel #1 facility. Covol has constructed an ancillary building, a 1,650 square-foot binder plant.

         In February 1997, Covol entered into a lease agreement with Earthco for two contiguous parcels located in Wellington, Utah (approximately 6 miles from the Utah Synfuel #1 site). The first parcel covers approximately 30 acres and has a lease term of 15 years. On this parcel, Covol constructed a 3,400 square-foot wash plant at a cost of approximately $8 million. The second parcel covers approximately 357 acres and has a lease term of 5 years. The lease permits Covol to conduct fines recovery operations. The lease provides for total obligations to lease the parcels and acquire the associated fines of approximately $5.5 million, of which $700,000 was paid at the time of lease execution and for payments 4 times each year until May of 2002 for the balance. However, Earthco's ownership rights, and in turn, Covol's leasehold rights are the subject of a lawsuit initiated by NEICO. See "ITEM 3. LEGAL PROCEEDINGS -- NEICO/Earthco Suit" for a discussion of the dispute.

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

         In May 1998, Covol entered into a 10 year, $1,000 per year lease with Upshur Property, Inc., for approximately 10 acres of property in Tallmansville, Upshur County, West Virginia. The property is the site of the Mountaineer Synfuel facility. The lease has been terminated and the facility is being sold and relocated.

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

ITEM 3. LEGAL PROCEEDINGS

         Asbestos Investigation. In January 1996, a manager of Covol entered property owned by Nevada Electric Investment Company, a subsidiary of Nevada Power Corporation, in connection with an offer by Covol to purchase the property, and with certain other employees of Covol, removed some asbestos over a two-day period. In May of 1996 Covol received a notice of violation and order for compliance from the State of Utah, Division of Air Quality alleging that asbestos was improperly handled, removed, and disposed of. Covol complied with the order and in September of 1996 entered into a settlement agreement with the State of Utah and paid a fine in the amount of $11,000. In late 1997 the U.S. Environmental Protection Agency began its own investigation, referring the matter to the U.S. Attorney's office. In December 1999 the former manager entered into a misdemeanor plea bargain and the U.S. Attorney agreed that criminal matters arising out of the incident are at an end.

         NEICO/Earthco Suit. On February 21, 1997, Covol entered into a contract on a parcel of real property located near Price, Utah, in which Covol obtained certain possessory and related interests, Covol's primary purpose being to obtain a source of coal fines to serve as feedstock for a nearby synthetic fuel facility. On August 24, 1999, Covol sent a notice of default to Earthco, alleging that Earthco had breached a material provision of the contract because Earthco did not have title to the property. Covol refused to tender its August 21, 1999 payment because of Earthco's breach. In addition, Covol contends that the quantity and/or quality of recoverable coal fines was substantially less than what Covol had understood when entering into the contract, thereby creating grounds to reform the terms of the contract. Earthco subsequently countered with allegations that Covol has breached its obligations under the contract, including failure to make the August 21, 1999 payment.

         On November 1, 1999, Covol was served with a Complaint in litigation pending in the Seventh Judicial District Court of Carbon County, Utah styled Nevada Electric Investment Company v. Earthco, et al. In the Complaint, and consistent with Covol's position, Nevada Electric Investment Company ("NEICO") alleges that it is the lawful owner of the property near Wellington, Utah described in Covol's lease from Earthco. NEICO seeks a declaratory judgement that Covol is not entitled to possession of the property due to the lack of ownership by Earthco. The Complaint also seeks further relief from Earthco.

         Covol received Earthco's Answer, Counterclaims and Cross-claim dated December 16, 1999. Earthco's cross-claim against Covol alleged breach of contract and prayed for substantial damages in an amount to be proven at trial but alleged to be in excess of $5 million. Covol filed its Reply and Cross-claim against Earthco on January 7, 2000 denying Earthco's claims and asserting claims of misrepresentation, breach of lease, unjust enrichment, and related claims and for general and consequential damages in an amount to be proven at trial.

         The disputes among Covol, Earthco and NEICO are at an early stage and resolution is uncertain. Covol intends to defend against claims and prosecute its own claims vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                  [Remainder of Page Intentionally Left Blank]

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The shares of common stock of Covol trade on The Nasdaq Stock Market(sm) under the symbol "CVOL".

         The following table sets forth, for the periods presented, the high and low trading prices of Covol's common stock as reported by Nasdaq from April 1998, to September 1999, and bid quotations as reported by National Quotation Bureau, Inc. from October 1997 through March 1998. The quotations do not reflect adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. Since Covol has several market makers, the bid prices among the different market makers will generally vary. Accordingly, the bid price may not be representative of actual trades. The following prices may not be considered valid indications of market value due to the limited and sporadic trading in the shares of common stock during certain periods.

                                                     Low         High
Fiscal 1998

Quarter ended December 31, 1997                   $ 8.88       $13.94
Quarter ended March 31, 1998                       10.50        14.06
Quarter ended June 30, 1998                        12.25        17.44
Quarter ended September 30, 1998                    9.00        17.25

Fiscal 1999

Quarter ended December 31, 1998                    $4.25        $9.38
Quarter ended March 31, 1999                        4.13         8.13
Quarter ended June 30, 1999                         3.25         7.00
Quarter ended September 30, 1999                    2.50         6.06



         As of January 4, 2000, there were approximately 511 shareholders of record of Covol's common stock.

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

         Covol believes that the following issuances of shares of common stock, notes, debentures and other securities were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the exemption set forth in Section 4(2) thereof. Each security was issued subject to transfer restrictions. Each certificate for each security bears a restricted legend. Each investor made representations to Covol that it was accredited as that term is defined in Regulation D and that the security was acquired for investment purposes. However, Covol has effective three registration statements filed on form S-3. These registration statements have registered many of the securities described in this section.

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

         As of November 10, 1998, all of the limited partners in Utah Synfuel #1 and all but one of the limited partners in Alabama Synfuel #1 had agreed to exchange their limited partnership interests for shares of Covol's common stock, and accordingly Utah Synfuel #1 became a wholly-owned subsidiary of Covol. In November 1999 the last limited partner in Alabama Synfuel #1 exchanged its limited partnership interest as a part of a licensing agreement so that Alabama Synfuel #1 also became a wholly-owned subsidiary of Covol.

         During November 1998, Covol completed a financing transaction that consisted of $400,000 of debt and approximately $3,500,000 of equity issued to 28 investors. The debt had a term of twelve months, bears interest at 15% per annum, with an interest only payment due in six months and with the balance of interest and principal due at maturity. The debt is collateralized by certain assets of Covol and is due prior to maturity upon the placement of long-term financing by Covol. The equity transaction consisted of the sale of a unit at a price of $5.00. A unit consisted of one share of restricted common stock of Covol plus a warrant to purchase one additional share of restricted common stock at an exercise price of $7.50. The warrants expire June 30, 2000 if not exercised. The stock and shares issuable pursuant to the related warrants bear "piggyback" registration rights.

         During January 1999, Covol completed a financing transaction with a major shareholder and lender to Covol, that consisted of the sale of 1,000 shares of a new series of non-voting preferred stock, designated as Series C 7% Convertible Preferred Stock. Covol received approximately $900,000 in net proceeds from the issuance of this preferred stock, which has the following rights and privileges:

o Dividends on the preferred stock are cumulative and accrue whether or not they have been declared or whether Covol has any profits. The dividend rate is 7% per year of the liquidation value of $1,000 per share.

o The preferred stock is convertible into common shares in incremental stages beginning April 1999 through July 1999, at which time all of the outstanding shares became convertible to common stock. The number of common shares to be received upon conversion is determined by multiplying the number of preferred shares by $1,000 and dividing that number by the conversion price (originally $5.50 per share, subject to market adjustment). Upon conversion, all accrued and unpaid dividends are paid or converted into shares of common stock.

o Covol may at its option redeem the outstanding preferred stock beginning July 1999 for a redemption price equal to 125% of the liquidation value plus any accrued and unpaid dividends thereon.

         Warrants for the purchase of 72,727 shares of common stock were issued in conjunction with this preferred stock. The warrants are exercisable from April 1999 through July 2001 at an exercise price of $6.88 per share. The warrants issued and changes made to other existing warrants were valued at approximately $500,000. The exercise deadline for certain other warrants with an exercise price of $7.00 per share held by the shareholder were extended to June 2000 and certain additional warrants with an exercise price of $30.00 per share were relinquished and canceled. Covol granted registration rights for the restricted common shares issuable upon conversion of the preferred stock or upon exercise of the common stock warrants. Through January 4, 2000, all of the series C preferred stock had been converted. Approximately 237,000 shares of common stock were issued on conversion of the preferred stock and related accrued but unpaid dividends.

         On March 17, 1999, Covol completed a financing transaction with a large investment fund. The financing consisted of the issuance of $20,000,000 face value of convertible secured debt, issued at a 50% discount, and the issuance of 60,000 shares of cumulative convertible preferred stock (series D) for $6,000,000, for total gross proceeds of $16,000,000. Warrants for the purchase of common stock were also issued as part of the financing and were valued at approximately $3,000,000. Net cash proceeds were used to retire maturing short-term debt and related accrued interest, for working capital uses and other general corporate purposes. This transaction is described in detail in the Form 8-K filed March 24, 1999 and in the Form 10-Q/A for the quarterly period ended March 31, 1999. Beginning in November 1999 and through January 4, 2000, Covol has issued 1,603,775 shares of common stock on conversion of 15,202 shares of series D preferred stock.

         In September 1999, Covol entered into a transaction with an affiliate of a major shareholder and lender to Covol, to provide financing of up to $4 million in the form of convertible secured debt. The agreement provides for Covol to make draws as needed. Covol received $850,000 at the time of closing, less a placement fee of 10%, and subsequent to September 30, 1999 received a total of $1,650,000, less a placement fee of 10%. The debt is convertible at $3.00 per share, or market, whichever is less, and is convertible at the rate of 25% every 30 days beginning 30 days from the date of closing, subject to certain restrictions. Covol can redeem all outstanding debt at a rate of 125% of face value by providing 30 days notice. Borrowings are due in March 2001, if not converted earlier, and interest payments are due quarterly beginning December 1999. Covol assigned the royalties to be received from a licensed synthetic fuel facility as collateral for the financing. In November and December 1999, approximately 2,532,000 shares of common stock were issued on conversion of $1,460,000 of the convertible debt.

         The agreement requires the issuance of warrants to purchase Covol shares equal to 40% of the shares issuable under any borrowings under this financing arrangement. The warrants have a three-year exercise period and an exercise price of $3.60 per share. Warrants for the purchase of a total of approximately 350,000 shares of common stock were issued and were assigned a value, using the Black-Scholes option valuation model, of approximately $477,000.

         In December 1999, Covol placed $1,500,000 of financing with an investor rather than drawing the entire $4,000,000 of funding as provided under the September financing arrangement. The terms and conditions of this financing are similar to the September financing. As of December 20, 1999, Covol had received a total of $1,500,000, less a placement fee of 10%. The debt is convertible at $.73 per share, the market price at closing, or market price on the conversion date, whichever is less. The debt is convertible after January 21, 2000.

         The agreement requires the issuance of warrants to purchase Covol shares equal to 40% of the shares issuable under the debt agreement. Warrants for the purchase of approximately 935,000 shares were issued. The warrants have a three-year exercise period and an exercise price of $.88 per share, and were assigned a value, using the Black-Scholes option valuation model, of approximately $269,000.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data are derived from the consolidated financial statements of Covol. This information should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. In 1996, Covol sold its construction subsidiaries. All construction - related operations were reflected as discontinued operations in the 1995 and 1996 financial statements. The note receivable received by Covol as consideration for the sale is "marked to market" each quarter based on the market value of Covol's stock held as collateral, and the resulting adjustments are reflected in Covol's statement of operations. The selected financial data as of and for the years ended September 30, 1995 and 1996 and as of September 30, 1997 are derived from audited financial statements not included herein. The selected financial data for the year ended September 30, 1997, and as of and for the years ended September 30, 1998 and 1999 were derived from the financial statements of Covol which have been audited by PricewaterhouseCoopers LLP included elsewhere herein.

                                                                      Year Ended September 30,
                                                ---------------------------------------------------------------------
(thousands of dollars, except per-share data)        1995           1996           1997            1998          1999
----------------------------------------------- -------------- --------------  -------------  -------------- ------------
OPERATING DATA:
     Total revenues                                  $     129    $       295    $       147       $   3,074    $   6,719
     Loss from continuing operations                   (4,524)       (12,955)       (10,498)        (11,308)     (28,393)
     Net loss                                          (5,654)       (13,836)       (10,498)        (11,308)     (28,393)
     Basic and diluted net loss per
           common share:
         Loss per share from continuing
              operations                                (1.00)         (1.86)         (1.32)          (1.17)       (2.39)
         Net loss per share                             (1.25)         (1.99)         (1.32)          (1.17)       (2.39)
     Purchase of property, plant and
          equipment and facilities
          held for sale                                    694          5,055          7,194          36,963          861


                                                                                September 30,
                                                 --------------  --------------  ----------------------------------------
(thousands of dollars)                                1995            1996            1997         1998          1999
------------------------------------------------ --------------  --------------  -------------- -----------  ------------
BALANCE SHEET DATA:
     Working capital (deficit)                            $(480)        $(3,482)        $(3,471)    $ 7,497       $(2,037)
     Net property, plant and equipment                    1,330           7,125          13,619      15,809        14,182
     Total assets                                         2,660           8,072          26,590      68,061        58,095
     Long-term obligations                                  177             364           5,362      23,256        30,138
     Total stockholders' equity (deficit)                 1,183            (233)          6,426      14,746        (1,028)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the information set forth under the caption entitled "ITEM 6. SELECTED FINANCIAL DATA" and the consolidated financial statements and notes thereto for Covol included elsewhere herein.

Year Ended September 30, 1999 Compared to Year Ended September 30, 1998

         The information set forth below compares Covol's operating results for 1999 with its operating results for 1998.

         Revenues. Total revenues for the year ended September 30, 1999 ("1999") increased by $3,645,000 to $6,719,000 as compared to $3,074,000 for the year ended September 30, 1998 ("1998"). During 1999, Covol recognized license fees totaling $3,526,000 while $860,000 of license fees were recognized during 1998. The license fees in 1999 consisted of the straight-line amortization of one-time non-refundable initial license fees of $875,000 and recurring earned license fees or royalty payments of $2,651,000. License fees in 1998 consisted of the straight-line amortization of one-time non-refundable initial license fees of $654,000 and recurring license fees or royalty payments of $206,000. Initial license fees, which are not expected to increase in future periods, are normally received when construction of the related synthetic fuel facility begins, when construction is completed, or when certain construction milestones or other conditions are met, but are recognized on a straight-line basis over the period covered by Covol's license agreements with licensees. Recurring earned license fees or royalty payments, which are expected to increase in future periods, are due quarterly based upon synthetic fuel produced and sold as reported to Covol by its licensees.

         Synthetic fuel sales were $767,000 in 1999 compared to $32,000 in 1998 and represent the sale of product from Covol-owned facilities. This revenue is expected to decrease in the future as Covol sells the remaining Covol-owned facilities. One facility was sold in September 1999, another facility was sold in December 1999 and Covol expects to sell its two remaining owned facilities in early 2000. Covol sold six binder mixing plants to licensees during 1998 for $1,088,000, generating a gross profit of $200,000. There were no such sales of binder mixing plants during 1999 nor are any expected in the future. Covol provides binder material to its licensees either at a fixed price or at Covol's cost plus a contracted markup. Covol purchases the binder materials under a long-term contract with a large chemical company. Total binder sales during 1999 were $2,140,000 with a corresponding direct cost to Covol of $1,695,000. Total binder sales during 1998 were $994,000 with a corresponding direct cost to Covol of $642,000. Covol expects a significant increase during 2000 of production of synthetic fuel by its licensees as licensees move toward full production levels with a corresponding increase in earned license fees or royalty payments and sales of binder products. However, Covol cannot assure increases in license fees, royalty payments and binder sales as the primary factor is Covol's licensees ability to successfully obtain adequate feedstock coal fines, process fines into synthetic fuel, and develop markets for synthetic fuel now and in the future. Covol believes that its licensees have made significant progress in these areas during 1999 but continued success cannot be assured.

         Synthetic fuel is a relatively new product and competes with standard coal products. Industrial coal users must be satisfied that the synthetic fuel is a suitable substitute for standard coal products. Moisture content, hardness, special handling requirements and other characteristics of the synthetic fuel product may affect its marketability and its sales price. Many industrial coal users are also limited in the amount of synthetic fuel product they can purchase because they have committed to purchase a substantial portion of their coal requirements through long-term coal contracts already in place. Reliance on spot markets and the overall downward trend in coal prices have generally produced lower sales prices as compared to long-term coal supply contracts common in the utility industry. Market acceptance of the synthetic fuel product appears to have improved during 1999 even though Covol's owned facilities and its licensees have only been able to secure long-term contracts for the sale of a small portion of their production. The suitability of synthetic fuel as a coal substitute, particularly the quality characteristics of synthetic fuel, and the traditional long-term supply contract practices of fuel buying in the utility industry, have made the identification of purchasers of synthetic fuel difficult. Covol has tried to solve this problem by identifying buyers for its owned facilities that are either consumers of coal or who have access to long-term coal contracts. Synthetic fuel is a coal substitute and the market and price are as broad and varied as the coal market itself. The US coal market exceeds one billion tons annually, and the prices range from approximately $12 to $35 per ton in the areas where facilities using the Covol technology are located. Prices are dependent on many factors, including Btu content, ash and sulfur content, moisture, location, etc. Covol believes that initial market resistance for synthetic fuel has decreased and believes long-term contracts can now be secured allowing Covol and its licensees to market the synthetic they produce at prices similar to coal.

         Section 29 of the Internal Revenue Code provides a tax credit for the production and sale of qualified synthetic fuel. Covol and Covol's licensees have received numerous private letter rulings from the IRS in which the IRS agrees that synthetic fuel manufactured using Covol's technology qualifies for the Section 29 tax credits. Covol is aware of at least eight private letter rulings issued by the IRS that cover Covol's technology. Based upon the language of Section 29 and private letter rulings issued by the IRS to Covol and Covol's licensees, Covol believes the synthetic fuel facilities were built and completed by June 30, 1998 and are therefore eligible for Section 29 tax credits. See ITEM
1. BUSINESS - Tax Credits for an explanation of qualifications for Section 29 tax credits.

         The  synthetic  fuel  facilities  that  qualify for tax  credits  under
Section 29 of the tax code receive economic benefits from the tax credits in addition to the benefits from operations. It is possible that synthetic fuel facilities built after June 30, 1998 that are not eligible for tax credits could not be operated profitably. Section 29 expires on December 31, 2007 after which tax credits will not be available to the synthetic fuel facilities. In order to remain competitive and commercially viable after 2007, Covol and its licensees must manage their costs of production and feedstock, and must also develop the market for synthetic fuel with prices comparable to coal. Covol has developed and patented technologies related to the briquetting of wastes and by-products from the coal, coke and steel industries and has also tested in the laboratory the briquetting of other materials. However, to date, Covol has only commercialized the coal-based synthetic fuel application. The other applications have not been commercialized or proven out in full-scale operations. The level of success Covol has in commercializing these other applications will directly impact Covol's future success and its ability to expand operations beyond the coal applications.

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

         Operating Costs and Expenses. Operating costs and expenses increased by $16,444,000 or 130% to $29,132,000 during 1999 from $12,688,000 during 1998.
Cost of coal briquetting operations increased $7,391,000 from $5,565,000 during 1998 to $12,956,000 during 1999. During 1999, Covol incurred significantly higher operating expenses in connection with the continued refinement and implementation of the briquetting process in connection with the 24 facilities placed in service during 1998, and in particular the operating costs of the four facilities owned by Covol which are being held for sale. These expenses primarily related to labor and operating expenses at the four Covol synthetic fuel facilities and the wash plant located in Utah, losses related to the writedown of inventory purchased from Coaltech, and costs incurred in providing assistance to Covol's licensees in resolving ramp-up issues at their synthetic fuel facilities. Covol expects to continue incurring operating losses into 2000 until all of these facilities are sold. Covol expects to realize a gain when the facilities are sold and would expect the cost of coal briquetting operations to be reduced to a level significantly less than the 1998 level.

         Until October 1999, Covol operated one of the synthetic fuel facilities for Coaltech, a partnership for which Covol was the general partner. Under the operating agreement, Covol is contractually obligated to purchase all of the synthetic fuel produced at cost plus $1 per ton. Production of synthetic fuel from this facility during 1999 and 1998 was not significant and accordingly, the cost per ton was significantly in excess of the current market value. These costs and the corresponding write-down of this inventory to its market value are included in the cost of coal briquetting operations. The write-down was approximately $1,815,000 during 1999 and $1,400,000 during 1998. Covol operated the Coaltech Utah facility at a loss because of the need to gain operating experience (it was the first synthetic fuel facility Covol built and operated), test alternative production methods, maintain operational status for Section 29 qualification, maintain the relationship with AJ Gallagher, an owner of the Utah facility who is a major licensee and partner of Covol, and other related business reasons. Subsequent to September 30, 1999, Covol received notification from the limited partners of Coaltech that they were effecting a retirement of Covol as the general partner and were terminating Covol as operator of the Utah facility. Covol and Coaltech are in negotiations to resolve the situation, including a likely settlement of the note and termination of the supply and purchase agreement. Settlement payments are expected to be consistent with amounts reflected in the accompanying consolidated financial statements. Proceeds from this settlement will be used to repay the $4,313,000 note payable due January 2000 to one of the limited partners. It is also expected that the limited partners will continue to purchase binder materials from Covol and use Covol's technology in the production of synthetic fuel when operations of the Utah facility are resumed.

         Asset Write-offs and Other Non-recurring Charges. In May 1995, Covol entered into an agreement with Geneva Steel Company to build and operate a synthetic fuel briquetting facility. The facility never reached commercial operating levels, but was held for other uses, including potential relocation to another site for use in the production of synthetic fuel or in other applications. In early 1999, Geneva filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code due to a lack of sufficient liquidity. Primarily as a result of this event, Covol moved a substantial portion of the equipment comprising the facility from the Geneva site to another location where it is being used in a different application of Covol's technology. Certain assets at the Geneva site, primarily consisting of leasehold improvements on the property where the facility was located, were abandoned. The carrying value of these assets, totaling approximately $556,000, was written off during 1999.

         During 1997, Covol entered into an agreement to purchase coal fines for feedstock for a synthetic fuel facility in Utah. Beginning in 1997 and continuing through May 1999, Covol made payments totaling approximately $3,917,000, of which $240,000 was transferred to cost of coal briquetting operations. The net amount paid was recorded as advances on inventories. Quarterly payments of approximately $396,000 are required under the agreement. The agreement provides for total payments of $5,500,000 between February 1997 and May 2000 for the removal of 2 million tons of coal fines (at a price of $2.75 per ton) from the property. The agreement also provides for removal of an additional 500,000 tons at $2.75 per ton. No payment is required for removal of any coal fines in excess of 2.5 million tons. Covol entered into the contract based on its understanding that the other party to the agreement (the "Seller") was the owner of the property and that there were in excess of 2 million tons of recoverable coal fines on the property. Subsequently, Covol learned that a third party disputes that the Seller is the owner of the property, and that there may be substantially less than 2 million tons of recoverable fines on the property. Consequently, in August 1999, Covol notified the Seller that unless the Seller could procure and provide evidence that it could warrant title to the property and would adjust contract payments to reflect the actual recoverable fines at the property, Covol may elect to terminate the contract and seek appropriate damages. On this basis, Covol has refused to make further quarterly payments to the Seller under the contract. The Seller responded by denying Covol's claims and alleging issues of property reclamation and bonding and failed contract payment. Covol denies these allegations. Covol no longer has purchasing responsibilities for the facility as the owner has notified Covol of its intention to relocate the facility. The dispute is in an early stage of litigation and resolution is uncertain. See "ITEM 3. LEGAL PROCEEDINGS". Based on the uncertainty of recovering the net advances paid through litigation, Covol wrote off the entire $3,677,000 of advances on inventories in the fourth quarter of 1999.

         In addition to the above charges, in the fourth quarter of 1999 Covol wrote off a $660,000 note receivable and recorded a liability for approximately $469,000 related to a settlement agreement with a company that had provided Covol with advise with respect to the use of certain synthetic fuel technology, certain financing obtained, and the sale of certain synthetic fuel manufacturing facilities.

         These write-offs and the settlement provision total approximately $5,362,000, which amount is recorded as asset write-offs and other non-recurring charges in the consolidated statement of operations.

         Selling, general and administrative expenses increased $291,000 or 7% to $4,727,000 during 1999 from $4,436,000 for 1998. The largest components of selling, general and administrative expenses for both 1999 and 1998 were payroll, professional services and travel expenses. Payroll costs increased approximately $450,000, due primarily to increased headcount and salary costs, professional services increased approximately $20,000 and travel decreased approximately $50,000 from 1998 to 1999. Also, there was approximately $250,000 of commissions incurred in connection with the placement of synthetic fuel license agreements in 1998 while there were no such commissions in 1999. Changes in the other categories from year to year were not material.

         Compensation expense from stock options, stock warrants, and issuance of common stock increased

$1,614,000 to $2,553,000 for 1999 from $939,000 for 1998.  This expense  relates to options granted in prior periods that vest over several years and the compensation value that is being recognized as an expense over the vesting period. During 1999, Covol terminated several employees to whom compensatory stock options were granted in prior years. These stock options were not forfeited upon termination, resulting in the write off of the unamortized deferred compensation related to these individuals.

         Loss on sale of facility. In 1998, Covol sold a synthetic fuel facility located in Alabama on which a loss of $218,000 was recognized. In 1999, Covol sold a facility located in Pennsylvania on which a loss of approximately $1,839,000 was recognized. The sales price on the 1999 transaction consisted of a cash payment to Covol of $1,250,000, assumption of $5,000,000 of facility debt, completion of capital improvements to the facility and an eight-year royalty arrangement with both Covol and the construction lender. Covol can receive additional cash payments in the form of both accelerated and increased royalties upon obtaining firm synthetic fuel "off-take" agreements in excess of 100,000 tons per year and operating the facility at rated capacity for a ten-day period. Covol must achieve these performance milestones by June 30, 2000. The maximum amount under these provisions of approximately $9,700,000 is achieved if "off-take" agreements to sell 360,000 tons per year are put in place for the synthetic fuel production of the facility in addition to the ten-day operations period. Further, Covol can receive an additional $4,000,000 payment if the facility operates at 115% of capacity for a three-month period in any consecutive three months prior to December 31, 2001. Covol will recognize revenue and a corresponding gain under the royalty arrangement upon receipt of the royalty payments and for achievement of performance milestones. Covol also sold a synthetic fuel facility in December 1999, and entered into agreements to sell two other facilities in January 2000, as more fully described in Note 17 to the consolidated financial statements.

         Other Income and Expense. During 1999, Covol had net other expenses of $5,980,000 compared to $1,694,000 for 1998. This increase of $4,286,000 relates primarily to an increase in interest expense of $3,508,000, a change between periods of $1,228,000 in the mark-to-market adjustment of the carrying value of the related party note receivable collateralized by common stock, and a decrease in minority interest in losses of consolidated subsidiaries of $401,000, partially offset by an increase in interest income of $1,006,000.

         Interest expense in 1998 of $2,745,000 consisted primarily of amortization of the discount incurred upon the issuance of convertible debt and warrants at a discount. Interest expense of $6,253,000 in 1999 consisted of interest accrued on notes payable used to finance the construction of synthetic fuel facilities held for sale and for operating needs and $2,075,000 of amortization of debt discount and debt issue costs. Interest expense has increased significantly as a result of the debt issued during March 1999. Interest expense will decrease as a result of any future repayments of debt related to the sale of facilities held for sale.

         During 1996, Covol sold certain construction companies and received as consideration a $5,000,000 note receivable ("Note"). The Note is "marked to market" each quarter based upon the market value of Covol's common stock held as collateral and is reflected in the consolidated balance sheet at the underlying value of this collateral, $400,000 at September 30, 1999. This adjustment resulted in a write-down of $1,209,000 during 1999, compared to a write-up of $19,000 during 1998 for a net change of $1,228,000. A $515,000 payment on this Note during 1999 was included in interest income for 1999, while no interest income on the Note was recognized in 1998. Another reason for the increase in interest income in 1999 over 1998 relates to a full year's interest being recognized on the $6,500,000 note receivable from the sale of the Alabama facility in March 1998.

         During September 1998, Covol offered the limited partners of Utah Synfuel #1 and Alabama Synfuel #1 common stock of Covol in exchange for their limited partnership interests. These exchanges, most of which were accounted for in September 1998, were substantially completed by November 1998, at which time Utah Synfuel #1 became a wholly-owned subsidiary of Covol and Alabama Synfuel #1 became a 98%-owned subsidiary of Covol. As a result of these exchanges, minority interest in the losses of consolidated subsidiaries decreased from approximately $392,000 in 1998 to approximately $0 in 1999.

         Net loss. For 1999, the net loss of $28,393,000 represents a change of $17,085,000 from the net loss of $11,308,000 in 1998. This is primarily due to the increase in cost of briquetting operations, the asset write-offs and other non-recurring charges, and the increase in interest expense. Covol did not recognize any income tax benefit in

1999 or 1998 since the realization of its deferred tax asset of approximately $21,800,000, consisting primarily of net operating loss carryforwards, is dependent on generation of future taxable income.

Year Ended September 30, 1998 Compared to Year Ended September 30, 1997

         The information set forth below compares Covol's operating results for 1998 with its operating results for 1997.

         Revenues. Total revenues for the year ended September 30, 1998 increased by $2,927,000 to $3,074,000 as compared to $147,000 for 1997. During 1998 Covol recognized license fees totaling $860,000 while $105,000 of license fees were recognized during 1997. These fees consisted of the straight-line amortization of one-time non-refundable initial license fees of $654,000, and recurring license fees or royalty payments of $206,000. The fees in 1997 related solely to amortization of the Coaltech non-refundable initial license fee. Initial license fees are normally received when construction of the related synthetic fuel facility begins, when construction is completed, or when certain construction milestones or other conditions are met, but are recognized on a straight-line basis over the period covered by Covol's license agreements with licensees. Recurring license fees or royalty payments are due quarterly based upon synthetic fuel produced and sold as reported to Covol by its licensees. Covol sold six binder mixing plants to licensees during 1998 for $1,088,000, generating a gross profit of $200,000. Covol provides binder material to its licensees either at a fixed price or at Covol's cost plus a contracted markup. Covol purchases the binder materials under a long-term contract with a large chemical company. Total binder sales during 1998 were $994,000 with a corresponding direct cost to Covol of $642,000.

         Operating Costs and Expenses. Operating costs and expenses increased by $2,372,000 or 23% to $12,688,000 during 1998 from $10,316,000 during 1997. Cost of coal briquetting operations increased $305,000 from $5,260,000 during 1997 to $5,565,000 during 1998. During 1997, Covol recorded an expense for $1,477,000 relating to construction penalties for failure to proceed under several contracts Covol had entered into. There was no similar expense in 1998. However, during 1998 Covol incurred significantly higher operating expenses in connection with the continued refinement and implementation of the briquetting process, and the commercialization of this process in connection with the 24 facilities placed in service during 1998, including the four facilities held for sale. These expenses related in part to the construction and operation of four synthetic fuel facilities built by Covol that were held for sale, costs incurred in providing assistance to Covol's licensees during the ramp-up of their synthetic fuel facilities, and increased personnel costs. These increases during 1998 effectively offset the 1997 construction penalty expenses. Covol operated one of the synthetic fuel facilities for Coaltech, a partnership for which Covol is the general partner. Under this operating agreement, Covol is contractually obligated to purchase all of the synthetic fuel produced at cost plus $1 per ton. Production of synthetic fuel from this facility during 1998 was not significant and accordingly, the cost per ton is significantly in excess of the current market value. These costs and the corresponding write-down of this inventory to its market value are included in the cost of coal briquetting operations. The write-down was approximately $1,400,000 during 1998 and $1,548,000 during 1997.

         Selling, general and administrative expenses increased $1,438,000 or 48% to $4,436,000 during 1998 from $2,998,000 for 1997. Approximately $500,000 of this increase related to a substantial increase in travel and related costs as Covol's employees spent a significantly greater amount of time at Covol facilities and licensee-owned facilities. The balance of the increase in expenses relates to approximately $250,000 of commissions incurred in connection with the placement of synthetic fuel license agreements, $175,000 in increased professional fees and a $500,000 increase in payroll and related costs, resulting from additional employees hired.

         Compensation expense on stock options, stock warrants, or issuance of common stock decreased $1,119,000 or 54% to $939,000 for 1998 from $2,058,000 for 1997. This decrease is attributable to a change in policy to only grant stock options at strike prices that are not "in-the-money," for the purpose of providing an incentive to the recipient of the options to create shareholder value. The majority of the 1998 expense relates to options granted in prior years that vest over several years and the compensation value that is being recognized as an expense over the vesting period.

         In 1998, Covol sold the facility owned by Alabama Synfuel #1 Ltd. for $6,500,000, in exchange for a note receivable due not later than February 2003. A loss of $218,000 was incurred from the sale of this facility. Covol believes the note receivable, which is classified as a facility-dependent note receivable in the consolidated balance sheet, is collectible from the debtor, or in the event of the debtor's failure to satisfy the obligation, by the debtor's parent, Covol that will ultimately utilize the tax credits generated from the synthetic fuel facility. In 1997, Utah Synfuel #1 transferred its facility to Coaltech for $3,500,000, evidenced by a promissory note payable in 44 quarterly installments of $130,000 starting March 31, 1997. The actual cost to construct the Utah Synfuel #1 facility was $4,082,000. In accordance with generally accepted accounting principles and after discussion with the staff of the Securities and Exchange Commission, this transaction has not been reflected as a sale for accounting purposes. The original cost of the facility, less cash payments received from Coaltech, is reflected in the consolidated balance sheet as a facility transferred under note receivable arrangement.

         During 1996, Covol sold certain construction companies and received as consideration a $5,000,000 note receivable ("Note") with interest at 6% payable over five years. It was determined that the Note should be discounted to an appropriate market rate and accordingly, the Note was discounted at 10.25% resulting in a discount of $1,281,000. The Note is collateralized by stock and stock options of Covol and is reflected in the consolidated balance sheet at the underlying value of the collateral. Accordingly, the Note is "marked to market" each quarter based upon the market value of Covol's common stock. This adjustment resulted in income of $19,000 being recognized during 1998, compared to an expense of $60,000 recognized during 1997. The Note is guaranteed by the buyer of the construction companies and there has been no event of default or past due payment on the Note. Covol does not accrue interest on this Note and as of September 30, 1998 the Note had a carrying value of $1,609,000 in Covol's consolidated balance sheet.

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

         Net Loss. For 1998, the loss increased by $810,000 from $10,498,000 for 1997 to $11,308,000. The increase is primarily due to increased operating costs and other expenses as discussed previously. Covol did not recognize any income tax benefit in 1998 or 1997 since the realization of its deferred tax assets, consisting primarily of net operating loss carryforwards, depends on generation of future taxable income.

Liquidity and Capital Resources

         Liquidity. During 1998, Covol and its licensees completed the construction of and began operations at 24 synthetic fuel facilities. Covol owned four facilities which it held for sale during 1999. One facility was sold in August 1999 and another was sold in December 1999. Covol currently owns two facilities which are being offered for sale and anticipates the sale of these facilities in early 2000. Proceeds from the sale of these facilities will be used to retire debt that was incurred principally in connection with the construction and operation of the facilities and for working capital needs. Total operating expenses associated with the four owned facilities cost approximately $500,000 per month during the quarter ended September 30, 1999. These operating expenses fluctuate depending on the level of activity at the owned facilities.

         Net cash used in operating activities for the year ended September 30, 1999 ("1999") was $17,516,000 compared to $5,366,000 of cash used during the year ended September 30, 1998 ("1998"). Most of this change in cash flow from operations is attributable to the 1999 net loss of $28,393,000 as compared to $11,308,000 in 1998. Covol has been able to fund its operating activities, including the continued refinement and commercialization of its patented binder technologies, through the incurrence of debt and the issuance of convertible preferred stock, common stock and common stock warrants. During 1999, proceeds from the issuance of notes payable totaled approximately $11,193,000, proceeds from the issuance of preferred stock totaled $6,367,000 and proceeds from the issuance of common stock totaled $3,775,000.

         Capital Resources. During 1999, Covol's investing activities were not significant. Investing activities in 1998 were significant and consisted primarily of the purchase of property, plant and equipment and the four facilities held for resale, with most of the funds for these activities coming from the issuance of notes payable ($35,454,000) and from working capital. Covol believes that funds required for investing activities will continue to be significantly lower during 2000 as compared to 1998 because the construction of synthetic fuel facilities that qualified for federal income tax credits under
Section 29 of the IRC was completed during 1998. In order to receive tax credits under IRC Section 29, the synthetic fuel sold must be produced at a facility placed in service by June 30, 1998 and Covol has no current plans to construct additional synthetic fuel facilities.

         There are 24 synthetic fuel plants that currently utilize Covol's patented technology and from which Covol intends to earn license fees and / or profits from the sale of binder. These facilities do not presently operate at levels needed to generate significant revenues to Covol. Improved operations at the plants depend on the ability of the plant owners to produce synthetic fuel that meets market specifications in order for the plant owners to market the synthetic fuel. Covol is assisting the plant owners in their efforts to overcome production and marketing problems. Covol anticipates that recurring license fees or royalties from the production and sale of synthetic fuel will continue to increase during 2000 and beyond. As production levels increase, sales of the binder materials by Covol to its licensees are expected to increase proportionately. Funds received by Covol from these activities are expected to be sufficient to cover Covol's operating costs and expenses at some point during 2000.

         In order for operating activities to produce significant positive cash flow, Covol and its licensees must successfully address certain operating issues and marketing difficulties. These problems have delayed Covol's expected growth in license fees, and have resulted in lower than expected cash flows and higher than expected capital requirements. Operating issues which must be addressed include, but are not limited to, feedstock availability, moisture content, Btu content, correct application of binder formulation, operability of equipment, product durability, resistance to water absorption and overall costs of operations, which in many cases to date have resulted in unit costs in excess of synthetic fuel sale prices. Marketing difficulties which must be addressed relate to market acceptance of products manufactured using Covol's technology. Industrial coal users must be satisfied that the synthetic fuel is a suitable substitute for standard coal products. Moisture content, hardness, special handling requirements and other characteristics of the synthetic fuel product may affect its marketability and its sales price. Many industrial coal users are also limited in the amount of synthetic fuel product they can purchase from Covol and its licensees because they have committed to purchase a substantial portion of their coal requirements through long-term coal contracts already in place. Reliance on spot markets and the overall downward trend in coal prices have generally produced lower sales prices as compared to long-term coal supply contracts common in the utility industry. Market acceptance of the synthetic fuel product appears to have improved during 1999 even though Covol's owned facilities and its licensees have only been able to secure long-term contracts for the sale of a small portion of their production. The suitability of synthetic fuel as a coal substitute, particularly the quality characteristics of synthetic fuel, and the traditional long-term supply contract practices of fuel buying in the utility industry, have made the identification of purchasers of synthetic fuel difficult. Covol believes that initial market resistance for synthetic fuel has decreased and believes long-term contracts can now be secured allowing Covol and its licensees to market the synthetic fuel they produce at prices similar to coal.

         Covol incurred a net loss for the year ended September 30, 1999 of $28,393,000 and used $17,516,000 of cash in its operating activities for the year. As discussed in Note 6 to the consolidated financial statements, Covol has $20,626,000 of long-term debt due during the year ending September 30, 2000. In addition, Covol's convertible note payable with a face amount of $20,000,000 and related redeemable convertible preferred stock with an aggregate liquidation preference of approximately $5,600,000 at December 31, 1999 contain certain provisions including an increase in the interest rate, immediate convertibility, required escrow payments and possible immediate payment of outstanding amounts in the event of a default by Covol. Such an event could include a failure of Covol's shareholders to approve the issuance of the convertible debt and convertible preferred stock by March 31, 2000 or failure of Covol to achieve the targeted earnings levels. Covol believes that shareholder approval will be obtained and that Covol will achieve the targeted earnings levels during fiscal 2000.

         Covol has funded its operations during the year ended September 30, 1999 primarily through the issuance of debt and equity securities, and the sale of a synthetic fuel facility. During November 1998, Covol issued common stock and common stock warrants for total net proceeds of approximately $3,729,000. During January 1999, Covol issued convertible preferred stock and warrants for total net proceeds of approximately $899,000. During March 1999, Covol issued convertible secured debt, convertible redeemable preferred stock and common stock warrants for total net proceeds of approximately $14,581,000. From September through December 1999, Covol issued convertible secured debt and warrants for total net proceeds of approximately $3,500,000 and is currently in discussions with creditors to whom debt is owed in January 2000. As discussed in
Note 17 to the consolidated financial statements, in August 1999 and December 1999, Covol sold two synthetic fuel facilities for cash proceeds in excess of amounts required to fully retire the related debt collateralized by the facilities. Also, on January 13, 2000, Covol excuted definitive agreements for the sale of one synthetic fuel facility and executed a letter of intent for the sale of the only remaining facility held for sale.

         Covol believes that there are several alternatives available that will provide the working capital necessary to meet operational requirement and debt payments as they become due, including proceeds from the sale of its remaining facilities held for sale, funds from operations, and only if no other alternatives exist, additional financing. Covol believes it will be able to extend the repayment terms of its debt and that excess proceeds from the sale of facilities will be sufficient to fund Covol's operations until its operating activities begin producing positive cash flow.

         In connection with the financing Covol obtained in March 1999, Covol has agreed to certain covenants contained in the recently completed financing documents. One covenant requires Covol to meet certain earnings targets for the quarter ending December 31, 1999 and for subsequent quarters. Consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and certain other adjustments, of $5,000,000 is required for the quarter ending December 31, 1999. The EBITDA target increases in subsequent quarters. As of the date of this report, Covol expects it will be able to comply with this provision during fiscal 2000. Covol's current operations are at levels below this requirement; however, the sale of the Covol-owned facility in December 1999 resulted in a gain in excess of $5,000,000. Additionally, operating expenses have decreased as a result of the sale of the facilities in August 1999 and December 1999. Operation of the synthetic fuel facilities at or near capacity should result in EBITDA at levels in excess of this requirement. Non-compliance with this provision would result in an increase in the debt coupon rate by one percentage point immediately and each 90 days thereafter until cured. Also, the debt would become immediately convertible at a price not less than $6.67 or more than $10.00 which calculation is based upon the current market price of Covol's stock. Upon the second event of non-compliance with this provision, Covol will be required to deposit approximately $3,000,000 into an escrow account. Failure to make payments into the escrow account results in royalty payments from the related collateral being made directly to the debt holders. There are other provisions and covenants in these loan documents that may restrict or prohibit certain activities.

Forward Looking Statements

         Statements in this Item 7 regarding Covol's expectations as to the receipt of licensing and royalty fees, revenues, the receipt of operation and maintenance fees, the receipt of fees for sale of binder materials, reduction in operating expenses, ability to extend or refinance debt, and other information presented herein that are not purely historical by nature, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Covol believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting Covol's industry or the coal industry or the economy generally, factors which could cause actual results to differ from expectations set forth in the above-identified forward looking statements include in part, the following:

o the ability of Covol and its licensees to resolve the operational and marketing issues described above; o the ability of licensees to produce and sell synthetic fuel at or near the rated capacity of the synthetic fuel facilities and willingness and ability of licensees to make timely payments for binder materials purchased and royalty amounts due;

o ability to obtain needed additional capital on terms acceptable to Covol;

o changes in governmental regulation or failure to comply with existing regulation which may result in operational shutdowns of its facilities; and

o the availability of tax credits under Section 29 of the tax code and qualification of facilities currently in service.

         See "ITEM 1. BUSINESS--Forward Looking Statements" for a description of additional factors which could cause actual results to differ from expectations.

Impact of Inflation

         During 1999, cost increases to Covol were not materially impacted by inflation.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information to be set forth under the captions "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal No. 1: Election of Director" in Covol's Proxy Statement to be dated on or about January 17, 2000, for the Annual Meeting of Stockholders to be held on or about February 29, 2000 (the "Proxy Statement"), are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The   information  to  be  set  forth  under  the  caption   "Executive
Compensation and Related Information" in the Proxy Statement is incorporated herein by reference; provided, however, that Covol specifically excludes from such incorporation by reference any information set forth under the captions "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Graph" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Security ownership of certain beneficial owners and management to be set forth under the caption "Security Ownership of Directors, Nominees and Principal Stockholders" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information to be set forth under the caption "Transactions with Related Parties" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.    Financial Statements

Consolidated Financial Statements of Covol Technologies, Inc.
Report of Independent Accountants........................................    F-1

Consolidated Balance Sheets as of September 30, 1998 and 1999............    F-2

Consolidated Statements of Operations
         for the years ended September 30, 1997, 1998 and 1999...........    F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
         for the years ended September 30, 1997, 1998 and 1999...........    F-5

Consolidated Statements of Cash Flows
         for the years ended September 30, 1997, 1998 and 1999...........    F-8

Notes to Consolidated Financial Statements...............................   F-10

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

         There is included a restated financial data schedule for the years ended September 30, 1997 and 1998.


 Exhibit No.                                        Description                                          Location
2.1              Agreement and Plan of Reorganization, dated July 1, 1993 between Covol and the            (1)
                 Stockholders of R1001


 Exhibit No.                                        Description                                          Location
2.2              Agreement and Plan of Merger dated August 14, 1995 between Covol and Covol                (1)
                 Technologies, Inc., a Delaware corporation

2.3              Stock Purchase Agreement, dated July 1, 1993, among Covol, Lloyd C. McEwan, Michael       (1)
                 McEwan, Dale F. Minnig and Ted C. Strong regarding the purchase of Industrial
                 Management & Engineering, Inc. and Central Industrial Construction, Inc.

2.4              Stock Sale Transaction Documentation, effective as of September 30, 1994, between Covol   (1)
                 and Farrell F. Larson regarding Larson Limestone Company, Inc.

2.5              Stock Purchase Agreement dated February 1, 1996 by and among Covol, Michael McEwan        (1)
                 and Gerald Larson regarding the sale of State, Inc., Industrial Engineering & Management,
                 Inc., Central Industrial Construction, Inc., and Larson Limestone Company, Inc.

2.5.1            Amendment to Share Purchase Agreement regarding the sale of the Construction Companies    (1)

2.5.2            Amendment No. 2 to Share Purchase Agreement regarding the sale of the Construction        (2)
                 Companies

3.1              Certificate of Incorporation of Covol                                                     (1)

3.1.1            Certificate of Amendment of the Certificate of Incorporation of Covol dated January 22,   (1)
                 1996

3.1.2            Certificate of Amendment of the Certificate of Incorporation dated June 25, 1997          (6)

3.1.3            Certificate of Designation, Number, Voting Powers, Preferences and Rights of Covol's      (7)
                 Series A 6% Convertible Preferred Stock (Originally designated as Exhibit No. 3.1.2)

3.1.4            Certificate of Designation, Number, Voting Powers, Preferences and Rights of Covol's      (8)
                 Series B Convertible Preferred Stock  (Originally designated as Exhibit No. 3.1.3)

3.1.5            Certificate of Designation, Number, Voting Powers, Preferences and Rights of Covol's      (14)
                 Series C 7% Convertible Preferred Stock

3.1.6            Certificate of Designations, Number, Voting Powers, Preferences and Rights of the Series  (15)
                 of the Preferred Stock of Covol Technologies, Inc. to be Designated Series D 7% Cumulative
                 Convertible Preferred Stock

3.2              By-Laws of Covol                                                                          (1)

3.2.1            Certificate of Amendment to Bylaws of Covol dated January 31, 1996                        (1)

3.2.2            Certificate of Amendment to the Bylaws dated May 20, 1997 (Originally designated as       (6)
                 Exhibit No. 3.2.1)

3.2.3            Certificate of Amendment to the Bylaws dated June 25, 1997  (Originally designated as     (6)
                 Exhibit No. 3.2.2)

4.1              Promissory Note between Covol and Mountaineer Synfuel, L.L.C. dated May 5, 1998 (filed    (12)
                 as Exhibit 10.52.2 hereto)

4.2              Promissory Note dated December 8, 1998 of Covol to Mountaineer Synfuel, L.L.C. (filed as  (13)
                 Exhibit 10.52.4 hereto)

4.3              Security Agreement dated December 8, 1998 between Mountaineer Synfuel, L.L.C. and         (13)
                 Covol (filed as Exhibit 10.52.5 hereto)

4.4              Convertible Secured Note executed by Covol in favor of OZ Master Fund, Ltd., dated as of  (15)
                 March 17, 1999 (filed as Exhibit 10.58.1 hereto)


 Exhibit No.                                        Description                                          Location
9.1              Special Powers of Attorney Coupled With an Interest dated February 1, 1996 between Covol, (1)
                 Gerald Larson and Michael McEwan

10.4             Master Equipment Lease Agreement, dated May 4, 1995, between Keycorp Leasing Ltd. and     (1)
                 Covol

10.5             1995 Stock Option Plan                                                                    (1)

10.5.1           First Amendment to the 1995 Stock Option Plan                                             (1)

10.8             Lease Agreement, dated May 31, 1994, between Covol and Byrleen Hanson regarding           (1)
                 Carbon County, Utah

10.11.2          License Agreement dated September 10, 1996, between Covol and CoBon Energy, LLC           (3)

10.13            Promissory Note dated February 15, 1996 in favor of Covol from Michael McEwan and         (1)
                 Gerald Larson

10.16.1          Stock Option Agreement dated June 1, 1996 with Brent M. Cook                              (3)

10.28            Debenture Agreement and Security Agreement, dated December 20, 1996, between AJG          (3)
                 Financial Services, Inc. and Covol

10.30            Lease Agreement, dated December 12, 1996, between Covol and UPC, Inc. regarding Price     (3)
                 City, Utah property

10.33            Utah Project Purchase Agreement, dated as of March 7, 1997, by and among Covol, US #1, a  (4)
                 Delaware limited partnership, and Coaltech No. 1, L.P., a Delaware limited partnership
                 ("Coaltech")

10.34            License and Binder Purchase Agreement, dated as of March 7, 1997, by and among Covol,     (4)
                 US #1 and Coaltech

10.35            Operation and Maintenance Agreement, dated as of March 7, 1997, by and between Covol      (4)
                 and Coaltech

10.36            Purchase and Supply Agreement, dated as of March 7, 1997, by and among Covol, US #1       (4)
                 and Coaltech

10.37            Abandonment Option Agreement, dated as of March 7, 1997, by and among Covol and the       (4)
                 limited partners of Coaltech

10.38            Convertible Loan and Security Agreement, dated as of March 20, 1997, by and between       (5)
                 Covol and PacifiCorp Financial Services, Inc. ("PacifiCorp")

10.38.1          Amendment to Convertible Loan and Security Agreement, dated December 12, 1997 by and      (9)
                 between Covol and PacifiCorp

10.39            Alabama Project Purchase Agreement ("Alabama Agreement") dated as of March 20, 1997,      (5)
                 by and among Covol, AS #1 and Birmingham Syn Fuel, L.L.C.

10.39.1          Letter Amendment, dated June 27, 1997, to Alabama Agreement.                              (9)

10.39.2 **       Letter Amendment, dated July 7, 1997, to Alabama Agreement.                               (9)

10.39.3          Letter Amendment, dated August 28, 1997, to Alabama Agreement.                            (9)

10.39.4          Letter Amendment, dated December 12, 1997, to Alabama Agreement.                          (9)


 Exhibit No.                                        Description                                          Location
10.39.5 **       Amended and Restated License Agreement, and Binder Purchase dated December 12, 1997,      (9)
                 by and among Covol, AS #1 and Birmingham Syn Fuel.

10.39.6**        Letter  Amendment  dated  February  20,  1998,  to the  Alabama                           (10)
                 Project  Purchase  Agreement dated as of March 20, 1997, by and among Covol, AS #1, and Birmingham Syn Fuel.

10.39.7          Call Option Agreement date February 20, 1998, between Birmingham Syn Fuel and Covol.      (10)

10.39.8**        Letter  Amendment  dated  February 20, 1998, to the Amended and
                 Restated License and (10) Binder Purchase Agreement dated as of
                 December 12, 1997, by and among Covol. AS #1 and Birmingham Syn
                 Fuel.

10.39.9**        Non-negotiable Promissory Note dated February 20, 1998, in favor of AS #1, executed by    (10)
                 Birmingham Syn Fuel as debtor.

10.39.10         Security Agreement dated February 20, 1998, by and among Covol, AS #1 and Birmingham      (10)
                 Syn Fuel.

10.40            Conditional Option Agreement, dated as of March 20, 1997, by and among Birmingham Syn     (5)
                 Fuel I, Inc., Birmingham Syn Fuel II, Inc., PacifiCorp, AS #1 and Covol

10.42**          Amended and Restated Agreement Concerning Additional Facilities, dated December 12,       (9)
                 1997, by and between PacifiCorp., Birmingham Syn Fuel, LLC and Covol

10.43            Lease Agreement between Industrial Management Engineering, Inc. and Covol                 (9)

10.45**          License and Binder Purchase Agreement, dated December 14, 1997, between Appalachian       (9)
                 Synfuel, LLC and Covol

10.47**          License Agreement, dated as of August 5, 1997, by and between Pelletco Corporation and    (9)
                 Covol

10.48**          Preparation Plant and Find Ponds Lease (Wellington, Utah), dated February 21, 1997,       (9)
                 between Earthco and Covol

10.49**          Agreement Concerning Additional Facilities, dated December 27, 1996, between AJG          (9)
                 Financial Services, Inc. and Covol

10.50.1**        Form of  Amended  and  Restated  License  and  Binder  Purchase Agreement  dated         (11)
                 February  3,  1998,  between PC  Virginia  Synthetic Fuel #1, PC West Virginia synthetic Fuel #1, PC West Virginia  synthetic Fuel #2, PC West Virginia Synthetic
                 Fuel #3 and Covol.

10.51            Employment Agreement, dated March 20, 1997 with Max E. Sorenson                           (9)

10.52.1          Asset Purchase Agreement between Mountaineer Synfuel, L.L.C. as Purchase and Covol as    (12)
                 Seller dated May 5, 1998

10.52.2          Promissory Note between Covol and Mountaineer Synfuel, L.L.C. dated May 5, 1998          (12)

10.52.3          Deed of Ground Lease between Upshur Property, Inc. and Covol dated May 5, 1998           (12)

10.52.4          Promissory Note dated December 8, 1998 of Covol Technologies, Inc. to Mountaineer        (13)
                 Synfuel, L.L.C.

10.52.5          Security Agreement dated December 8, 1998 between Mountaineer Synfuel, L.L.C. and        (13)
                 Covol Technologies, Inc.

10.52.6          Leasehold Credit Line Deed of Trust and Security Agreement dated December 8, 1998 by     (13)
                 Covol Technologies, Inc. for Mountaineer Synfuel, L.L.C. as Beneficiary.


 Exhibit No.                                        Description                                          Location
10.52.7          Amendment No. 1 to Deed of Ground Lease dated December 8, 1998 between Upshur             (13)
                 Property, Inc. and Covol Technologies, Inc.

10.53.1          Debenture Agreement and Security Agreement dated as of January 9, 1998, between Covol     (13)
                 and AJG Financial Services, Inc.

10.53.2          Debenture dated as of January 9, 1998 between Covol and AJG Financial Services, Inc.      (13)

10.53.3          Warrant A dated as of January 9, 1998, issued by Covol in favor of AJG Financial          (13)
                 Services, Inc.

10.53.4          Warrant B dated as of January 9, 1998, issued by Covol in favor of AJG Financial          (13)
                 Services, Inc.

10.53.5          Registration Rights Agreement dated as of January 9, 1998, between Covol and AJG          (13)
                 Financial Services, Inc.

10.54            Employment Agreement effective May 1, 1998 with Steven G. Stewart                         (13)

10.55            Employment Agreement effective August 1, 1997 with Dee J. Priano                          (13)

10.56            Employment Agreement effective April 21, 1998 with Brent M. Cook                          (14)

10.57            Employment Agreement effective January 1, 1999 with Steven R. Brown                       (14)

10.58            Securities Purchase Agreement between Covol Technologies, Inc. and OZ Master Fund, Ltd.   (15)
                 dated as of March 17, 1999

10.58.1          Convertible Secured Note executed by Covol in favor of OZ Master Fund, Ltd. dated as of   (15)
                 March 17, 1999

10.58.2          Registration Rights Agreement between Covol Technologies, Inc. and OZ Master Fund, Ltd.   (15)
                 dated as of March 17, 1999

10.58.3          Security Agreement between Covol Technologies, Inc. and OZ Master Fund, Ltd. dated as of  (15)
                 March 17, 1999

10.58.4          Series A Warrant in favor of OZ Master Fund, Ltd. dated March 17, 1999                    (15)

10.58.5          Series B Warrant in favor of OZ Master Fund, Ltd. dated March 17, 1999                    (15)

10.58.6          Series C Warrant in favor of OZ Master Fund, Ltd. dated March 17, 1999                    (15)

10.58.7          Series D Warrant in favor of OZ Master Fund, Ltd. dated March 17, 1999                    (15)

10.58.8          Series E Warrant in favor of Leeds Group dated March 17, 1999                             (15)

10.58.9          Series E Warrant in favor of Howard L. Schwartz dated March 17, 1999                      (15)

10.58.10         Series E Warrant in favor of Jack A. Schwebel dated March 17, 1999                        (15)

10.58.11         Series E Warrant in favor of Brent M. Lockwood dated March 17, 1999                       (15)

10.59            Secured Draw Down Promissory Note dated June 12, 1998 executed by Covol in favor of       (16)
                 Trans Pacific Stores, Ltd.

10.59.1          Loan and Security Agreement dated June 12, 1998 executed by Covol in favor of Trans       (16)
                 Pacific Stores, Ltd.

10.59.2          Letter Amendment dated May 6, 1999 between Covol and Trans Pacific Stores, Ltd.           (16)


 Exhibit No.                                        Description                                          Location
10.60            Employment Agreement effective April 20, 1999 with Kirk A. Benson                         (17)

10.61            Purchase Agreement dated as of August 27, 1999 relating to the sale of the River Hill     (18)
                 Project***

10.61.1          License and Binder Purchase Agreement dated as of August 27, 1999 relating to the River   (18)
                 Hill Project***

10.61.2          Modification Agreement dated as of August 27, 1999 by and between the Purchaser of the    (18)
                 River Hill Project, Fun Enterprises Pty Limited and Covol Technologies, Inc.***

10.62            Securities Purchase Agreement dated September 17, 1999 between Aspen Capital Resources,   (19)
                 L.L.C. and Covol

10.62.1          Security Agreement dated September 17, 1999 between Aspen Capital Resources, L.L.C. and   (19)
                 Covol

10.63            Securities Purchase Agreement dated December 7, 1999 between DH Financial, L.C. and        *
                 Covol

10.63.1          Security Agreement dated December 6, 1999 between DH Financial, L.C. and Covol             *

16.1             Letter to Securities and Exchange Commission, dated March 24, 1995, from Jones, Jensen &  (1)
                 Orton & Company, certified public accountants

21.1             List of Subsidiaries of Covol                                                              *

23.1             Consent of PricewaterhouseCoopers LLP                                                      *

27.1             Financial Data Schedule for the fiscal year ended September 30, 1999                       *

27.2             Restated Financial Data Schedule for the fiscal years ended September 30, 1997 and 1998    *

-----------------------
*        Filed herewith.

** Confidential treatment has been granted to certain portions of this exhibit, which portions have been deleted and filed separately with the Securities and Exchange Commission.

*** This exhibit contains confidential material which has been omitted pursuant to a Confidential Treatment Request. The omitted information has been filed separately with the Securities and Exchange Commission.

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

(13) Incorporated by reference to the indicated exhibit filed with Covol's Annual Report on Form 10-K, for the fiscal year ended September 30, 1998.

(14) Incorporated by reference to the indicated exhibit filed with Covol's Quarterly Report on Form 10-Q, for the quarterly period ended December 31, 1998.

(15) Incorporated by reference to the indicated exhibit filed with Covol's Current Report on Form 8-K, for the event dated March 17, 1999, filed March 24, 1999.

(16) Incorporated by reference to the indicated exhibit filed with Covol's Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 1999.

(17) Incorporated by reference to the indicated exhibit filed with Covol's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(18) Incorporated by reference to the indicated exhibit filed with Covol's Current Report on Form 8-K/A, for event dated August 27, 1999, filed September 28, 1999.

(19) Incorporated by reference to the indicated exhibit filed with Covol's Registration Statement on Form S-3/A (SEC file no. 333-67371), filed October 13, 1999.

Reports on Form 8-K

         The following reports on Form 8-K were filed during the quarter ended September 30, 1999:

o        July 7, 1999 Announcement of Proposed Transactions

o September 13, 1999, as amended on September 28, 1999, Announcement of Sale of River Hill Facility

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

                                          COVOL TECHNOLOGIES, INC.

                                          By:/s/ Kirk A. Benson
                                             --------------------------------
                                             Kirk A. Benson
                                             Chief Executive Officer and
                                             Principal Executive Officer

                                          By:/s/ Steven G. Stewart
                                             --------------------------------
                                             Steven G. Stewart, Principal
                                             Financial Officer

                                          Date: January 13, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE                       TITLE                            DATE

/s/ Kirk A. Benson         Chief Executive Officer             January 13, 2000
-----------------      (Principal Executive Officer) and
Kirk A. Benson                      Director

/s/ Steven G. Stewart        Chief Financial Officer           January 13, 2000
-----------------           (Principal Financial and
Steven G. Stewart             Accounting Officer)

/s/ Brent M. Cook            President and Director            January 13, 2000
-----------------
Brent M. Cook

/s/ DeLance W. Squire               Director                   January 13, 2000
---------------------
DeLance W. Squire

/s/ James A. Herickhoff             Director                   January 13, 2000
-----------------------
James A. Herickhoff

/s/ Raymond J. Weller               Director                   January 13, 2000
---------------------
Raymond J. Weller

/s/ John P. Hill, Jr.               Director                   January 13, 2000
---------------------
John P. Hill, Jr.

                        Report of Independent Accountants

To the Board of Directors
Covol Technologies, Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows present fairly in all material respects, the consolidated financial position of Covol Technologies, Inc. and Subsidiaries ("Covol") as of September 30, 1998 and 1999, and the consolidated results of their operations and their cash flows for the years ended September 30, 1997, 1998 and 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Covol's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
January 13, 2000

                                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEETS

                                                                                         As of September 30,
(thousands of dollars)                                                                  1998            1999
----------------------------------------------------------------------------------- -------------- ----------------
ASSETS

Current assets:
     Cash and cash equivalents                                                            $   727          $   461
     Receivables                                                                            3,200            3,155
     Due from related party                                                                 1,012            2,722
     Inventories                                                                            1,645              573
     Advances on inventories                                                                2,522               --
     Facilities held for sale                                                              27,582           20,139
     Prepaid expenses and other current assets                                                361               19
                                                                                    -------------- ----------------
            Total current assets                                                           37,049           27,069
                                                                                    -------------- ----------------
Property, plant and equipment, net of accumulated depreciation                             15,809           14,182
                                                                                    -------------- ----------------

Other assets:
     Restricted cash and investments                                                          748              843
     Facility-dependent notes and accrued interest receivable                               7,646            7,879
     Facility transferred under note receivable arrangement                                 3,166            2,641
     Intangible assets, net of accumulated amortization                                     3,118            3,647
     Deposits and other assets                                                                525            1,834
                                                                                    -------------- ----------------
            Total other assets                                                             15,203           16,844
                                                                                    -------------- ----------------

            Total assets                                                                  $68,061          $58,095
                                                                                    ============== ================

                                   (continued)


                     The accompanying notes are an integral
                  part of the consolidated financial statements

                                     COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEETS, continued

                                                                                          As of September 30,
(thousands of dollars and shares)                                                        1998            1999
------------------------------------------------------------------------------------ -------------- ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                                                     $  3,036         $  1,179
     Due to related party                                                                    1,609            2,706
     Accrued interest payable, current                                                         653            1,452
     Accrued liabilities                                                                     2,205            2,905
     Notes payable, current                                                                 22,049           20,626
                                                                                     -------------- ----------------
            Total current liabilities                                                       29,552           28,868
                                                                                     -------------- ----------------

Long-term liabilities:
     Notes payable, non-current                                                             13,930           17,887
     Accrued interest payable, non-current                                                     566              210
     Notes and accrued interest payable - related parties                                      147               --
     Deferred revenues from advance license fees                                             8,377            7,501
     Deferred compensation                                                                     236              208
                                                                                     -------------- ----------------
            Total long-term liabilities                                                     23,256           25,806
                                                                                     -------------- ----------------
            Total liabilities                                                               52,808           54,674
                                                                                     -------------- ----------------

Minority interest in consolidated subsidiaries                                                 507              117

Commitments and contingencies

Redeemable convertible preferred stock, $0.001 par value, issued and outstanding
   0 shares at September 30, 1998 and 60 shares at September 30, 1999 (aggregate
   liquidation preference of $7,607 at September 30, 1999)                                      --            4,332

Stockholders' equity (deficit):
     Convertible  preferred stock,  $0.001 par value;  authorized 10,000 shares, issued and  outstanding  316 shares at September 30, 1998 and 17 shares at
      September 30, 1999 (aggregate liquidation preference of $3,705 at
      September 30, 1999)                                                                        1                1
     Common stock, $0.001 par value; authorized 25,000 shares, issued and outstanding 11,272 shares at September 30, 1998 and 12,766 shares at
      September 30, 1999                                                                        11               13
     Capital in excess of par value                                                         69,284           78,457
     Accumulated deficit                                                                   (43,002)         (71,713)
     Notes and interest receivable -- related parties, from issuance of, or
      collateralized by, common stock, net of allowance                                     (7,773)          (6,564)
     Deferred compensation from stock options                                               (3,775)          (1,222)
                                                                                     -------------- ----------------
            Total stockholders' equity (deficit)                                            14,746           (1,028)
                                                                                     -------------- ----------------
            Total liabilities and stockholders' equity (deficit)                           $68,061          $58,095
                                                                                     ============== ================

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                                         COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Year ended September 30,

(thousands of dollars, except per-share data)                               1997              1998               1999
--------------------------------------------------------------------- ----------------- ------------------ ------------------
Revenues:
     License fees                                                            $     105           $    860          $   3,526
     Synthetic fuel sales                                                           42                 32                767
     Binder sales                                                                  ---                994              2,140
     Binder plant sales                                                            ---              1,088                ---
     Other                                                                         ---                100                286
                                                                      ----------------- ------------------ ------------------
          Total revenues                                                           147              3,074              6,719
                                                                      ----------------- ------------------ ------------------

Operating costs and expenses:

     Cost of coal briquetting operations                                         5,260              5,565             12,956
     Cost of binder                                                                ---                642              1,695
     Cost of binder plants                                                         ---                888                ---
     Asset write-offs and other non-recurring charges                              ---                ---              5,362
     Selling, general and administrative                                         2,998              4,436              4,727
     Compensation expense from stock options, stock warrants and
          issuance of common stock                                               2,058                939              2,553
     Loss on sale of facility                                                      ---                218              1,839
                                                                      ----------------- ------------------ ------------------
        Total operating costs and expenses                                      10,316             12,688             29,132
                                                                      ----------------- ------------------ ------------------
Operating loss                                                                 (10,169)            (9,614)           (22,413)
                                                                      ----------------- ------------------ ------------------

Other income (expense):
     Interest income                                                                98                580              1,586
     Interest expense                                                           (1,645)            (2,745)            (6,253)
     Minority interest in net (income) losses of
      consolidated  subsidiaries                                                 1,245                392                (9)
     Write-up (write-down) of notes receivable - related parties,
      collateralized by common stock                                               (60)                19            (1,209)
     Other, net                                                                     33                 60               (95)
                                                                      ----------------- ------------------ ------------------
          Total other income (expense)                                            (329)            (1,694)            (5,980)
                                                                      ----------------- ------------------ ------------------
Net loss                                                                      $(10,498)          $(11,308)          $(28,393)
                                                                      ================= ================== ==================
Basic and diluted loss per common share                                         $(1.32)            $(1.17)            $(2.39)
                                                                      ================= ================== ==================

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                                               COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                      Notes and
                                                                                                       interest
                                                                                                      receivable
                                                                                                       -related
                                                                                                     parties, from
                                                                                                      issuance of,     Deferred
                        Convertible Preferred                                                               or           compen-
(thousand                        Stock                   Common Stock        Capital in               collateralized     sation
of dollars           ------------------------------------------------------ excess of par  Accumulated   by, common    from stock
and shares)               Shares       Amount       Shares        Amount       valule       deficit        stock         options
-----------------------------------------------------------------------------------------------------------------------------------
Balances at
September 30, 1996            --         $--         7,714         $8           $33,715     $(21,196)       $(7,580)      $(5,180)

Common stock issued
 for cash, including
 exercise of stock options
 and warrants                                          603          1             2,773

Deferred compensation
 related to the issuance
 of stock options at
 below market value to
 officers, directors
 and employees                                                                    1,178                                    (1,178)

Common stock issued
 for services                                           98         --               789

Inducement related to
 conversion of notes
 payable into common
 stock                                                                              323

Common stock
 issued to repay
 note payable - related
 parties                                                21         --               136

Common stock issued
 on conversion of note
 payable                                               141         --             1,125

Common stock issued
 under a subscription
 agreement for
 cash received in
 October 1997                                           50         --               350

Common stock issued
 for cash, including
 exercise of stock options                             400         --             2,798

Common stock issued
 for distribution rights                                30         --               266

Common stock issued
 under subscription
 agreements for
 cash received in
 October 1997                                           32         --               227

Amortization of
 deferred compensation
 from stock options                                                                                                         1,675

Interest expense related
 to issuance of convertible
 debt at a discount                                                               1,429

Payment on notes
 receivable - related parties                                                                                   109

Write-down of notes
 receivable - related parties                                                                                    60

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                                               COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT), continued

                                                                                                      Notes and
                                                                                                       interest
                                                                                                      receivable
                                                                                                       -related
                                                                                                     parties, from
                                                                                                      issuance of,     Deferred
                        Convertible Preferred                                                               or           compen-
(thousand                        Stock                   Common Stock        Capital in               collateralized     sation
of dollars           ------------------------------------------------------ excess of par  Accumulated   by, common    from stock
and shares)               Shares       Amount       Shares        Amount       valule       deficit        stock         options
-----------------------------------------------------------------------------------------------------------------------------------
Preferred stock
 issued for cash,
 net of offering costs       303           1                                      5,094

Net loss for the
 year ended
 September 30, 1997                                                                          (10,498)
                        -----------------------------------------------------------------------------------------------------------
Balances at
 September 30, 1997          303           1         9,089          9            50,203      (31,694)        (7,411)       (4,683)
                        -----------------------------------------------------------------------------------------------------------

Common stock issued
 to purchase minority
 interests in
 subsidiaries                                          540          1             5,383

Common stock issued
 for cash, including
 exercise of stock options                             533         --             3,257

Preferred stock issued
 for cash, net of offering
 costs                        13          --                                         90

Common stock issued on
 conversion of notes
 payable and accrued
 interest to common stock                            1,107          1             8,178

Interest expense related
 to issuance of convertible
 debt at a discount                                                               2,046

Payment received on
 notes receivable --
 related parties                                                                                                329

Amortization of deferred
 compensation from stock
 options                                                                                                                      908

Write-up of notes
 receivable - related
 parties                                                                                                        (19)

Compensation expense
 related to issuance
 of stock options for
 services                                                3         --               127

Reclassification of
 notes receivable - related
 parties                                                                                                       (672)

Net loss for the year
 ended September 30, 1998                                                                    (11,308)
                        -----------------------------------------------------------------------------------------------------------
Balances at
 September 30, 1998          316           1        11,272         11            69,284      (43,002)        (7,773)       (3,775)
                        -----------------------------------------------------------------------------------------------------------

Common stock issued
 to purchase minority
 interests in
 subsidiaries                                           70         --               519

Common stock and
 warrants to purchase
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

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                                               COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT), continued

                                                                                                      Notes and
                                                                                                       interest
                                                                                                      receivable
                                                                                                       -related
                                                                                                     parties, from
                                                                                                      issuance of,     Deferred
                        Convertible Preferred                                                               or           compen-
(thousand                        Stock                   Common Stock        Capital in               collateralized     sation
of dollars           ------------------------------------------------------ excess of par  Accumulated   by, common    from stock
and shares)               Shares       Amount       Shares        Amount       valule       deficit        stock         options
-----------------------------------------------------------------------------------------------------------------------------------
Value of common
 stock warrants
 issued under terms
 of existing debt
 agreement and in
 connection with
 extension of note
 payable due date                                       --         --               453

Common stock issued
 for rights to technology                               60         --               375

Common stock issued
 on conversion of
 preferred stock
 and in payment of
 dividends                  (300)         --           602          1               194         (195)

Return of previously
 issued common stock
 by a director                                         (14)        --                --

Value of common stock
 options and warrants
 issued in connection
 with debt financing                                    --         --               323

Preferred stock and
 warrants to purchase
 common stock
 issued for cash, net of
 offering costs                1          --                                        899

Value of common stock
 warrants issued in
 connection with
 redeemable convertible
 preferred stock and
 convertible debt                                                                 2,435

Value of extended and
 repriced warrants
 issued in connection
 with satisfaction of
 notes payable                                          --         --               201

Preferred stock cash
 dividends                                                                                      (123)

Write-down of notes
 receivable - related parties                                                                                 1,209

Amortization of deferred
 compensation from stock
 options                                                                                                                    2,553

Net loss for the year
 ended September 30, 1999                                                                    (28,393)
                        -----------------------------------------------------------------------------------------------------------
Balances at
 September 30, 1999           17          $1        12,766        $13           $78,457     $(71,713)       $(6,564)      $(1,222)
                        ===========================================================================================================

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                                             COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Year ended September 30,
(thousands of dollars)                                                                       1997         1998         1999
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                                                   $(10,498)     $(11,308)    $(28,393)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                               193           523        2,570
    Recognition of deferred revenue from advance license fees                                  (105)         (654)        (876)
    Asset write-offs and other non-recurring charges                                            ---           ---        5,362
    Amortization of deferred compensation from stock options                                  1,675         1,035        2,553
    Loss on sale of facility and loss on disposition of equipment                               ---           218        1,979
    Minority interest in net income (losses) of consolidated subsidiaries                    (1,245)         (392)           9
    Write-down (write-up) of notes receivable - related parties                                  60           (19)       1,209
    Interest expense related to amortization of debt discount and debt issuance
      costs                                                                                     ---           ---        2,075
    Interest expense related to issuance of convertible debt at a discount                    1,429         2,046          ---
    Common stock issued for services                                                          1,055           ---          ---
    Inducement expense related to conversion of notes payable into common stock                 323           ---          ---
    Increase (decrease) from changes in operating assets and liabilities, net of effects from investing and financing activities:
        Receivables                                                                            (444)       (3,690)      (1,944)
        Inventories and other current assets                                                 (1,155)       (1,570)         107
        Accrued interest receivable - non-current                                               ---          (486)        (893)
        Accounts payable and other current liabilities                                        2,576           935         (637)
        Accrued interest payable, non-current                                                   204           362         (356)
        Deferred revenues from advance license fees                                           1,650         7,486          ---
        Other, net                                                                             (142)          148         (281)
                                                                                          --------------------------------------
           Net cash used in operating activities                                             (4,424)       (5,366)     (17,516)
                                                                                          --------------------------------------

Cash flows from investing activities:
    Purchase of property, plant and equipment and facilities held for sale                   (7,194)      (36,963)        (861)
    Proceeds from sale of facilities held for sale and equipment                                ---           ---        1,433
    Purchase of rights to technology                                                            ---           ---         (127)
    Proceeds from facility transferred under note receivable arrangement                        235           647          525
    Increase in deposits collateralizing letters of credit and restricted cash                  ---          (748)         (95)
    Investment in licensee facility                                                             ---          (340)         ---
    Issuance of note receivable                                                                 ---          (660)         ---
                                                                                          --------------------------------------
       Net cash provided by (used in) investing activities                                   (6,959)      (38,064)         875
                                                                                          --------------------------------------
Cash flows from financing activities:
    Proceeds from issuance of notes payable and warrants                                      6,070        35,454       11,193
    Payment on notes payable                                                                 (1,109)        (330)       (4,690)
    Proceeds from issuance of notes payable -- related parties                                  595           ---          ---
    Payment on notes payable -- related parties                                                (756)          ---         (147)
    Proceeds from issuance of preferred stock and warrants, net                               5,095            90        6,367
    Proceeds from issuance of common stock and warrants, net                                  5,573         3,257        3,775
    Preferred stock dividends                                                                   ---           ---         (123)
    Proceeds from receivable -- stock subscriptions                                             ---           577          ---
    Proceeds from notes receivable -- related parties, collateralized by common                 109           329          ---
       stock
    Proceeds from issuance of minority interests in subsidiaries                                302           ---          ---
    Cash distribution to minority interest limited partners                                    (206)          ---          ---
                                                                                          --------------------------------------
       Net cash provided by financing activities                                             15,673        39,377       16,375
                                                                                          --------------------------------------

Net increase (decrease) in cash and cash equivalents                                          4,290        (4,053)        (266)

Cash and cash equivalents, beginning of year                                                    490         4,780          727
                                                                                          --------------------------------------
Cash and cash equivalents, end of year                                                       $4,780         $ 727        $ 461
                                                                                          ======================================

                                   (continued)

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                                             COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS, continued


                                                                                                Year ended September 30,
(thousands of dollars)                                                                       1997        1998         1999
-------------------------------------------------------------------------------------------------------------------------------
Supplemental schedule of non-cash investing and financing activities:
   Common stock issued to purchase minority interests in subsidiaries                         $ ---        $5,384        $ 519
   Common stock issued on conversion of preferred stock and in payment of                       ---           ---        2,761
     dividends
   Common stock issued on conversion of notes payable and related accrued interest                          8,179          ---
   Common stock issued for rights to technology                                                 ---           ---          375
   Notes payable issued for rights to technology                                                ---           ---          426
   Notes payable issued for equipment                                                         1,607           ---          424
   Property, plant and equipment acquired through reduction of current assets                   ---           ---          413
   Reduction of note payable upon sale of facility held for sale                                ---           ---        5,800
   Facility dependent note receivable issued for sale of facility                               ---         6,500          ---
   Facility transferred under note receivable arrangement                                     4,082           ---          ---
   Note payable issued for inventory                                                          1,595           ---          ---
   Accounts payable for facilities held for sale                                              1,968           588          ---
   Common stock issued for notes receivable                                                     577           ---          ---
   Common stock issued to repay notes payable and accrued interest -- related party           1,261           ---          ---
   Distribution to minority limited partners offset against note receivable                      66           ---          ---

Supplemental disclosure of cash flow information - cash paid for interest, net of
  amounts capitalized                                                                          $208           $49       $3,646

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------


1. Summary of Significant Accounting Policies

   Business Organization and Nature of Operations

   Covol Technologies, Inc. was originally incorporated in Nevada in 1987 and was reincorporated in Delaware in August 1995. In June 1996, Utah Synfuel #1 Ltd. ("Utah Synfuel #1") and Alabama Synfuel #1 Ltd. ("Alabama Synfuel #1"), each a Delaware limited partnership (collectively the "Partnerships"), were formed. Covol Technologies, Inc. is both the general partner and a limited partner in the Partnerships (see Note 13). Covol Technologies, Inc. and Subsidiaries' ("Covol") primary business is to commercialize its binder technologies which are used to recycle waste by-products from the coal, steel and other industries into marketable fuel and resources.

   Through June 1998, Covol's focus was on the construction of facilities and the licensing of its binder technologies to entities that constructed facilities that convert coal fines into synthetic fuel briquettes. At September 30, 1999, Covol and its licensees were operating 28 facilities in ten states at various levels of production, including four facilities which are using a technology that Covol acquired during 1999. During 1999, Covol has been actively pursuing the sale of its four owned facilities. One of the facilities was sold in August 1999 and another was sold in December 1999 (see Notes 15 and 17). Covol expects to sell the remaining two facilities in early 2000 (see Note 17). Covol has no current plans to construct additional synthetic fuel facilities.

   There are 24 synthetic fuel plants that currently utilize Covol's patented technology and from which Covol intends to earn license fees and / or profits from the sale of binder. These facilities do not presently operate at levels needed to generate significant revenues to Covol. Improved operations at the plants depend on the ability of the plant owners to produce synthetic fuel that meets market specifications in order for the plant owners to market the synthetic fuel. Covol is assisting the plant owners in their efforts to overcome production and marketing problems. Covol anticipates that recurring license fees or royalties from the production and sale of synthetic fuel will continue to increase during 2000 and beyond. As production levels increase, sales of the binder materials by Covol to its licensees are expected to increase proportionately. Funds received by Covol from these activities are expected to be sufficient to cover Covol's operating costs and expenses at some point during 2000.

   In order for operating activities to produce significant positive cash flow, Covol and its licensees must successfully address certain operating issues and marketing difficulties. These difficulties have delayed Covol's expected growth in license fees, and have resulted in lower than expected cash flows and higher than expected capital requirements. Operating issues which must be addressed include, but are not limited to, feedstock availability, moisture content, Btu content, correct application of binder formulation, operability of equipment, product durability, resistance to water absorption and overall costs of operations, which in many cases to date have resulted in unit costs in excess of synthetic fuel sale prices. Marketing difficulties which must be addressed relate to market acceptance of products manufactured using Covol's technology. Industrial coal users must be satisfied that the synthetic fuel is a suitable substitute for standard coal products. Moisture content, hardness, special handling requirements and other characteristics of the synthetic fuel product may affect its marketability and its sales price. Many industrial coal users are also limited in the amount of synthetic fuel product they can purchase from Covol and its licensees because they have committed to purchase a substantial portion of their coal requirements through long-term coal contracts already in place. Reliance on spot markets and the overall downward trend in coal prices have generally produced lower sales prices as compared to long-term coal supply contracts common in the utility industry. Market acceptance of the synthetic fuel product appears to have improved during 1999 even though Covol's owned facilities and its licensees have only been able to secure long-term contracts for the sale of a small portion of their production. The suitability of synthetic fuel as a coal substitute, particularly the quality characteristics of synthetic fuel, and the traditional long-term supply contract practices of fuel buying in the utility industry, have made the identification of purchasers of synthetic fuel difficult. Covol believes that initial market resistance for synthetic fuel has decreased and believes long-term contracts can now be secured allowing Covol and its licensees to market the synthetic fuel they produce at prices similar to coal.

   Principles of Consolidation

   The consolidated financial statements for all years presented include the accounts of Covol and its two subsidiaries, Utah Synfuel #1 and Alabama Synfuel #1. All significant intercompany transactions and accounts are eliminated in consolidation. During 1997, Covol became a 1% general partner of Coaltech No. 1 L.P. ("Coaltech"), a Delaware limited partnership, for $10. Based upon Covol's lack of effective control over Coaltech and the limited partners' financial responsibility for its operations, Covol's investment in Coaltech is accounted for using the equity method of accounting with proportional elimination of intercompany revenues and expenses. See Notes 16 and 17.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   -----------

   Revenue and Cost Recognition

   Revenues from the licensing of Covol's technology are recognized in the period when earned. Non-refundable advance license fees are received when certain synthetic fuel facility construction milestones are met or when the facilities are certified operational for their intended use. These non-refundable advance license fees are deferred and recognized on a straight-line basis over the period covered by the related license agreement. Recurring license fees or royalty payments are recognized in the period synthetic fuel is produced and sold by licensees. Revenues from the sale of coal briquettes are recognized as product is shipped. Collateral is not required for receivables and allowances are provided for uncollectible accounts when appropriate.

   Segment Reporting

   In 1999, Covol adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 superseded SFAS No. 14, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of reportable segments. The adoption of SFAS No. 131 did not affect Covol's results of operations or financial position. Based on Covol's method of internal reporting, Covol operates and reports as a single industry segment, which is the commercialization of its binder technologies. Approximately $653,000 of revenues in 1998 and $2,673,000 of revenues in 1999 were from a single licensee, $839,000 of revenues in 1998 and $1,032,000 of revenues in 1999 were from a second licensee and $463,000 of revenues in 1998 and $849,000 of revenues in 1999 were from a third licensee. No other single customer accounted for over 10% of total revenues in any year presented.

   Cash and Cash Equivalents

   Covol considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are deposited with financial institutions located in Utah and at times may exceed insured depository limits.

   Due From/To Related Party

   Due from related party consists of amounts receivable from Coaltech primarily for operating expenses. Due to related party represents amounts due to Coaltech for the purchase of synthetic fuel briquettes (see Notes 16 and 17).

   Inventories

   Inventories are stated at the lower of cost or market with cost determined using an average cost method, and consist primarily of coal fines and synthetic fuel available for sale. Covol has a lease arrangement that provides for the purchase and removal of coal fines which are used as feedstock for a synthetic fuel facility. Payments made under the lease arrangement prior to removal of the coal fines are recorded as advances on inventories (see Note 14).

   Facilities Held for Sale

   At September 30, 1999, facilities held for sale consisted of three synthetic fuel facilities and were stated at the lower of cost or estimated net realizable value. One of the facilities was sold in December 1999 (see Note
   17). The facilities were constructed to be sold at or above their cost to licensees of Covol's technology. Covol is actively pursuing the sale of the remaining two facilities and anticipates completing the sales in early 2000 (see Note 17). Covol recognizes a gain or loss on facilities held for sale when the sale is consummated. The gain or loss represents the difference between the carrying value and the sales price and is reflected as a component of operating costs and expenses.

   Property, Plant and Equipment

   Property, plant and equipment is recorded at cost, including interest on funds borrowed during the construction period, and is depreciated using the straight-line method over its estimated useful life. Maintenance, repairs and minor replacements are charged to expense as incurred. Upon the sale or retirement of property, plant and equipment, any gain or loss on disposition is reflected in the statement of operations, and the related asset cost and accumulated depreciation are removed from the respective accounts.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   -----------

   Restricted Cash and Investments

   Restricted investments consist primarily of highly liquid interest bearing deposits held as collateral for certain Covol obligations and cash restricted by agreement for payments to one of Covol's major vendors.

   Intangible Assets

   Intangible assets consist of (i) the excess of the value of the consideration paid for the purchase of certain limited partners' interests in subsidiaries over the fair values of the related assets, which fair values approximated their carrying cost (see Note 13); and (ii) rights to technology, consisting of a coal-based synthetic fuel technology and related licensing and patent rights. These intangible assets are being amortized on the straight-line method over approximately ten- and nine-year periods, respectively.

   Valuation of Long-Lived Assets

   Covol periodically evaluates the carrying value of long-lived assets, including intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flow from that asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Two impairment-related losses have been recognized in Covol's consolidated financial statements for 1999, as more fully described in Note 14.

   Common Stock, Options and Warrants

   Common stock issued for services is accounted for using the fair value of the shares of common stock, determined at the time the shares are issued. The measurement date used to value non-employee option grants is the option grant date. Such options, as well as warrants issued in connection with debt and equity financings, including repricings and extensions of option and warrant expiration dates, are valued using the Black-Scholes model. If modifications to existing options or warrants relating to debt securities occur, the incremental value of the modified options or warrants is capitalized and amortized to interest expense over the remaining life of the related debt.

   Loss per Share Calculation

   In 1998, Covol adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previous fully diluted earnings per share. Loss per share amounts for all periods presented conform to SFAS 128 requirements and no restatements were necessary (see Note
   11).

   For all periods presented, options, warrants and convertible securities (as disclosed in Notes 5, 6, 7 and 10) were not included in the calculation of loss per share because the effect would have been antidilutive.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Reclassifications

   Certain prior year amounts have been reclassified to conform with the current year's presentation. The reclassifications had no effect on net loss, total assets or total liabilities.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   -----------

2. Current Financial Condition

   Covol incurred a net loss for the year ended September 30, 1999 of $28,393,000 and used $17,516,000 of cash in its operating activities for the year. As discussed in Note 6, Covol has $20,626,000 of long-term debt due during the year ending September 30, 2000. In addition, Covol's convertible note payable with a face amount of $20,000,000 and related redeemable convertible preferred stock with an aggregate liquidation preference of approximately $5,600,000 at December 31, 1999 contain certain provisions including an increase in the interest rate, immediate convertibility, required escrow payments and possible immediate payment of outstanding amounts in the event of a default by Covol. Such an event could include a failure of Covol's shareholders to approve the issuance of the convertible debt and convertible preferred stock by March 31, 2000 or failure of Covol to achieve the targeted earnings levels. Covol believes that shareholder approval will be obtianed and that Covol will achieve the targeted earnings levels during fiscal 2000.

   Covol has funded its operations during the year ended September 30, 1999 primarily through the issuance of debt and equity securities and the sale of a synthetic fuel facility. During November 1998, Covol issued common stock and common stock warrants for total net proceeds of approximately $3,729,000. During January 1999, Covol issued convertible preferred stock and warrants for total net proceeds of approximately $899,000. During March 1999, Covol issued convertible secured debt, convertible redeemable preferred stock and common stock warrants for total net proceeds of approximately $14,581,000. From September through December 1999, Covol issued convertible secured debt and warrants for total net proceeds of approximately $3,500,000 and is currently in discussions with creditors to whom debt is owed in January 2000. As discussed in Note 17, in August 1999 and December 1999, Covol sold two synthetic fuel facilities for cash proceeds in excess of amounts required to fully retire the related debt collateralized by the facilities. Also, on January 13, 2000, Covol executed definitive agreements for the sale of one synthetic fuel facility and executed a letter of intent for the sale of the only remaining facility held for sale (see Note 17).

   Covol believes that there are several alternatives available that will provide the working capital necessary to meet operational requirements and debt payments as they become due, including proceeds from the sale of its remaining facilities held for sale, funds from operations, and only if no other alternatives exist, additional financing. Covol believes it will be able to extend the repayment terms of its debt and that excess proceeds from the sale of facilities will be sufficient to fund Covol's operations until its operating activities begin producing positive cash flow.

3. Property, Plant and Equipment

   Property, plant and equipment consists of the following at September 30:

  (thousands of dollars)                    Range of estimated useful         1998           1999
                                                      lives
  --------------------------------------- ------------------------------- -------------- --------------
  Land                                                                            $ 153          $ 204
  Buildings and improvements                      10 - 15 years                  12,060         12,235
  Machinery and equipment                          5 - 10 years                   4,666          4,757
                                                                          -------------- --------------
                                                                                 16,879         17,196

   Less accumulated depreciation                                                (1,070)        (3,014)
                                                                          ============== ==============
   Net property, plant and equipment                                            $15,809        $14,182
                                                                          ============== ==============

   Depreciation  expense was $193,000 in 1997,  $474,000 in 1998, and $1,988,000
in 1999.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   -----------

4.   Notes Receivable

   Notes receivable, all of which were recorded initially at their fair value, consist of the following at September 30:

   (thousands of dollars)                                                                             1998           1999
   ---------------------------------------------------------------------------------------------- -------------- --------------
   Facility-dependent Notes and Accrued Interest Receivable, Non-current

   Note receivable from a corporation,  bearing  interest at 12%,  principal and interest due not later than February 2003, collateralized by a synthetic fuel facility in Alabama sold by Covol in 1998.  This note receivable is recorded at
   an amount which does not exceed its fair value.                                                       $6,500         $6,500

   Accrued interest receivable from the above corporation                                                   486          1,379

   Unsecured note receivable from a corporation, bearing interest at 10%, receivable in

   quarterly principal installments.  This note was written off in September 1999 (see Note 14).            660            ---
                                                                                                  -------------- --------------
                                                                                                         $7,646         $7,879

                                                                                                  ============== ==============

   Facility Transferred under Note Receivable Arrangement

   Facility transferred under note receivable arrangement with Coaltech, bearing interest at 9.7%,  principal  and  interest  payments  of $130 due  quarterly through December 2007,  collateralized  by a synthetic fuel facility in Utah.
   All note payments, including principal and interest reduce the carrying amount
   of this asset (see Note 17).                                                                          $3,166         $2,641
                                                                                                  ============== ==============

5.  Financing Transactions

   During and subsequent to the year ended September 30, 1999, Covol completed several financing transactions, including the following:

o Issuance of approximately 746,000 shares of common stock and warrants to purchase approximately 746,000 shares of common stock pursuant to a private offering in November 1998, for net proceeds of approximately $3,729,000. The warrants have an exercise price of $7.50 per share and expire in June 2000.

o Issuance of 1,000 shares of series C preferred stock and warrants to purchase approximately 73,000 shares of common stock in January 1999, for net proceeds of approximately $899,000 (see Note 7). The warrants have an exercise price of $6.88 per share, expire July 2001and were assigned a value of approximately $500,000.

o Issuance of 60,000 shares of series D redeemable convertible preferred stock, convertible secured debt and warrants to purchase approximately 1,284,000 shares of common stock in March 1999, for total net proceeds of approximately $14,581,000 (see Notes 6 and 7). The warrants have exercise prices ranging from $5.00 to $10.00 per share and expiration dates ranging from March 2002 to March 2004. The warrants, some of which were issued in connection with the convertible preferred stock, some in connection with the convertible debt, and some in connection with both the preferred stock and debt, were valued at approximately $3,000,000. The value of the warrants issued in connection with both the preferred stock and debt was allocated on a pro-rata basis, based on the equity and debt portions of the total financing. The restricted common stock issuable pursuant to the conversion of the convertible securities and exercise of approximately 971,000 warrant shares have been provided demand and piggyback registration rights. The remaining warrants have been provided piggyback registration rights.

o Issuance of convertible secured debt and warrants to purchase approximately 113,000 shares of common stock in September 1999, for total net proceeds of $740,000 (see Note 6). The warrants have an exercise price of $3.60 per share, expire in September 2002 and were assigned a value of approximately $184,000.

o Issuance of convertible secured debt and warrants to purchase approximately 1,172,000 shares of common stock in October and December 1999, in two unrelated transactions, for total net proceeds of approximately $2,815,000. The warrants have exercise prices ranging from $.88 to $3.60 per share, have expiration dates ranging from September 2002 to December 2002 and were assigned a value of approximately $562,000.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   -----------

   During November and December 1999, approximately $1,460,000 of the convertible debt issued in the September and October transactions described above was converted into approximately 2,532,000 shares of common stock. In January 2000, Covol gave a redemption notice to the holder of approximately $1,040,000 of the convertible debt issued in October 1999.

6. Long-term Liabilities

   Notes Payable

   Notes payable consist of the following at September 30:

  (thousands of dollars)                                                                                1998          1999
  ------------------------------------------------------------------------------------------------- ------------- -------------

  Note payable to a corporation bearing interest at prime  (8.25% at September 30, 1999) plus 2%,
  collateralized by plant and equipment, repaid subsequent to September 30, 1999 (see Note 17).          $ 2,900       $ 2,900

  Note payable to the same corporation referred to in the preceding paragraph, bearing interest at 6%, collateralized by a coal wash plant in Utah, principal and interest due January 2000
  (see Note 17).                                                                                           4,263         4,313

  Notes  payable  to the  same  corporation  referred  to in the  preceding  two paragraphs, bearing  interest at 6%. 50% of accrued  interest is due February 2000  with  remaining accrued  interest  and  principal  due  February  2001.  Collateralized  by a synthetic fuel facility in West Virginia,  held for sale,  and license fees payable to Covol from the production and sale of synthetic fuel from four synthetic fuel facilities owned by the
  same corporation.                                                                                        6,680         6,500

  Note payable to a limited liability  company,  bearing interest at 10% payable monthly, with  principal due June 2000.  Collateralized  by a synthetic  fuel facility in West Virginia, held for sale, and license fees payable to Covol from the production and sale of synthetic fuel
  from six synthetic fuel facilities.                                                                      8,242         9,191

  Convertible secured note payable to an investment company issued at a discount, bearing a stated interest rate of 2.5% on the $20,000 face amount.  The note is due March 2004, but is expected to be redeemed or converted into common stock by the note holder prior to maturity if not redeemed earlier by Covol.  Interest is payable semiannually on January 1 and July 1.  The note is collateralized by license fees payable to Covol from the production and sale of
  synthetic fuel from four synthetic fuel facilities located in Virginia and West Virginia.                   --        10,265

  Convertible  secured note payable to a Covol shareholder issued at a discount, bearing a stated
  interest rate of 8% on the $850 face amount.  The note is due March 2001, but may be converted into common stock by the note holder prior to maturity  if not  redeemed  earlier by Covol.
  Interest  is payable  quarterly beginning December 1999. The note is collateralized by license fees payable to Covol from the production and sale of synthetic fuel from a synthetic fuel
  facility.                                                                                                  ---           622

  Note payable to a corporation, bearing interest at 14% payable monthly.  $1,000 of principal was paid in January 2000 and $3,000 of principal is due April 2000.  Collateralized by a promissory note receivable and by certain future license fees receivable by Covol.  A member of
  Covol's Board of Directors is affiliated with this corporation.                                          4,000         4,000

  Note payable to the same corporation referred to in the preceding paragraph, bearing interest
  at 14%, paid in March 1999.                                                                              4,000           ---

  Note payable to a corporation, bearing interest at 15%,  paid in August 1999 (see Note 15).              5,800           ---

  Other                                                                                                       94           722
                                                                                                    ------------- -------------
                                                                                                          35,979        38,513

       Less: current portion                                                                             (22,049)      (20,626)
                                                                                                    ============= =============
       Total non-current                                                                                 $13,930       $17,887
                                                                                                    ============= =============

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   -----------

   Convertible Secured Note Payable

   The $20,000,000 convertible secured note payable listed above is redeemable by Covol at any time prior to September 17, 2001 for an amount equal to the face amount of the debt. The debt is redeemable by Covol from September 18, 2001 and prior to March 17, 2002 for an amount equal to 109.85% of the face amount of the debt. The debt is convertible into common stock of Covol at the option of the noteholder at a discount to the market price at the time of conversion as described below. The debt is convertible by the holder after March 17, 2002, except upon the occurrence of an event of default. If converted, the number of shares into which the debt can be converted would be calculated based on a price per share of common stock equal to 33% of the then market price at the time of conversion, but not less than $6.67 per share nor more than $10.00 per share. Covol's present intent is to redeem the debt prior to March 17, 2002, assuming sufficient cash from operations is available.

   A deferred asset was recorded for the portion of financing costs allocated to the debt. This asset is being amortized over 36 months, the most likely period of time over which the debt is expected to remain outstanding. Amortization is computed using the effective interest method. Paid-in capital was credited for the relative value of the warrants directly related to the issuance of debt and the warrants allocated to the issuance of debt, as compared to the total combined fair values of the warrants and debt. A liability was recorded for $21,970,000, 109.85% of the face value of the debt, and debt discount of approximately $13,300,000 was recorded to yield a level interest rate on the net amount of debt outstanding between the issue date and 36 months from the issue date. Each period, interest expense is recorded consisting of the total of i) interest expense based on the stated interest rate and the face value of the debt; ii) amortization of debt discount; and iii) amortization of debt issue costs.

   Covol will be in default of the provisions of the debt agreement if certain events occur. These events include, in addition to events commonly considered defaults, failure of the shareholders to approve the issuance of the convertible debt by March 31, 2000 (see Note 16), incurring one or more judgments in excess of $5,000,000, which judgments are not discharged, stayed or otherwise satisfied within 30 days of the judgments, and the failure to meet certain earnings targets. The earnings targets apply initially to the quarter ending December 31, 1999, and then to subsequent quarterly periods. Consolidated earnings of $5,000,000, as defined in the applicable agreement, are required for the quarter ending December 31, 1999. In subsequent quarters, earnings targets increase incrementally up to $6,500,000 for the quarter ending December 31, 2001 and subsequent quarters. There are provisions for the carryover of earnings which exceed the targets to subsequent quarters, if necessary, subject to certain limitations. The debt is collateralized by license fees payable to Covol from the production and sale of synthetic fuel from four synthetic fuel facilities located in Virginia and West Virginia.

   In the event of default, the interest rate on the debt increases immediately by 1% and increases automatically by 1% at the end of each succeeding 90-day period, to the extent permitted by law, until the event is cured. Depending on the nature of the event of default, in most instances, either i) the note and accrued interest become immediately convertible into common stock and the conversion price is subject to adjustment, based on the market price of Covol's common stock and other factors, as provided for in the loan agreement; or ii) all unpaid principal and interest become immediately due and payable.

   So long as any of this debt or any of Covol's series D preferred stock is outstanding, the holders have the right, as a group, to elect one director to Covol's Board of Directors. Payments of dividends and certain other transactions require approval of the holders.

   Collateral, Interest Rates and Debt Maturities

   Substantially all of Covol's property, plant and equipment, facilities held for sale and license fees payable to Covol from the production and sale of synthetic fuel from owned and licensed synthetic fuel facilities are collateral for notes payable. The weighted average interest rate on notes payable was 8.5% at September 30, 1998 and 7.9% at September 30, 1999. Future maturities of notes payable as of September 30, 1999 are as follows:

         Year ending September 30,      (thousands of
                                           dollars)
         --------------------------- ---------------------
                    2000                          $20,626
                    2001                            7,587
                    2002                              129
                    2003                               63
                    2004                           22,000
                 Thereafter                            41
                                     ---------------------
         Subtotal                                  50,446
         Unamortized discount                     (11,933)
                                     =====================
         Net carrying value                       $38,513
                                     =====================

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   -----------

   Notes Payable - Related Parties

   Notes payable - related parties represents unsecured amounts due to two officers of Covol bearing interest at prime plus 2%. Principal and accrued interest were paid in April 1999.

   Deferred Compensation

   In 1993, Covol assumed a liability to pay a stockholder of Covol $40,000 per year for seven years beginning February 1999. The present value of the unpaid portion of this liability, discounted at approximately 5%, is reflected as deferred compensation in the consolidated balance sheet.

   Interest Costs

   During 1997, Covol incurred total interest costs of approximately $2,023,000 (including approximately $1,429,000 of non-cash interest expense resulting from issuance of convertible debt at a discount), of which approximately $378,000 was capitalized. During 1998, Covol incurred total interest costs of approximately $4,135,000 (including approximately $2,046,000 of non-cash interest expense resulting from issuance of convertible debt at a discount), of which approximately $1,390,000 was capitalized. During 1999, Covol incurred total interest costs of approximately $6,253,000 (including approximately $2,075,000 of non-cash interest expense resulting from amortization of debt discount and debt issuance costs), none of which was capitalized.

7. Preferred Stock

   Preferred Series A - Non-Voting

   As of September 30, 1999, there were 3,000 shares of Series A preferred stock issued and outstanding. The Series A preferred shares are non-voting and have the following rights and privileges. The holders of the shares are entitled to cumulative dividends at the rate of 6% per year of the liquidation value of $1,000 per share. These dividends accumulate whether or not they have been declared or whether Covol has any profits. Additional shares of Series A preferred stock may be issued in lieu of cash to pay accumulated dividends on these shares. Upon the liquidation of Covol, the holders of the Series A preferred shares are entitled to receive $1,000 per share, together with all accumulated and unpaid dividends, if any. Each share of Series A preferred stock includes a warrant to purchase 28.571 shares of common stock or a total of 85,713 shares, at a price of $8.00 per share. These warrants had an original expiration date in August 1999, but were subsequently extended to December 2000. The holders of the shares are entitled to convert their shares to common shares at any time. The number of common shares to be received upon conversion is determined by multiplying the number of preferred shares by $1,000 and dividing by the conversion price of $7.00 per share. Covol has the right to require any holder of the Series A preferred shares to convert their shares into common stock. No dividends have been declared through September 30, 1999. Dividends in arrears at September 30, 1999 totaled approximately $381,000, or $126.90 per share.

   Preferred Series B - Non-Voting

   As of September 30, 1999, there were 14,310 shares of Series B preferred stock issued and outstanding. There were 312,882 shares outstanding at September 30, 1998 of which 298,572 shares, along with related accumulated but undeclared dividends, were converted into approximately 323,000 shares of common stock during 1999. The Series B preferred shares are non-voting and have the following rights and privileges. The holders of the shares are entitled to cumulative dividends at the rate of approximately 7% per year of the liquidation value of $7 per share. These dividends accumulate whether or not they have been declared or whether Covol has any profits. Additional shares of Series B preferred stock may be issued in lieu of cash to pay accumulated dividends on these shares. Upon the liquidation of Covol, the holders of the Series B preferred shares are entitled to receive $7 per share, together with all accumulated and unpaid dividends, if any. Each unit (comprising 3 shares) of Series B preferred stock includes a warrant to purchase one share of common stock at a price of $8.00 per share. These warrants expired in September 1999. The holders of the shares are entitled to convert their shares to the same number of shares of common stock at any time, subject to adjustment for dilution. Accumulated dividends may be converted by Covol into common stock at the conversion price of $7.00 per share. No dividends have been declared through September 30, 1999. Dividends in arrears at September 30, 1999 totaled approximately $14,000, or $1.01 per share. Based upon the conversion price per share at the date of issuance, a non-cash dividend of approximately $165,000 was imputed upon issuance.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   -----------

   Preferred Series C - Non-Voting

   As of September 30, 1999, there were 200 shares of Series C preferred stock issued and outstanding. There were no shares outstanding at September 30, 1998. 1,000 shares were issued in January 1999, of which 800 shares, along with related accumulated but undeclared dividends, were converted into approximately 279,000 shares of common stock during 1999. In November 1999, the remaining 200 shares, along with related accumulated but undeclared dividends, were converted into approximately 189,000 shares of common stock. Warrants for the purchase of approximately 73,000 shares of common stock were issued in connection with the issuance of the preferred stock. The warrants are exercisable until July 2001 at an exercise price of $6.88 per share. The exercise deadline for certain other warrants with an exercise price of $7.00 per share held by this stockholder was extended to June 2000 and certain additional warrants with an exercise price of $30.00 per share were relinquished and canceled. The new and extended warrants were valued at approximately $500,000. Covol granted registration rights for the restricted common shares issuable upon conversion of the preferred stock or upon exercise of the common stock warrants. Based upon the conversion price per share at the date of issuance, a non-cash dividend of approximately $236,000 was imputed upon issuance.

   Preferred Series D - Voting

   As of September 30, 1999, there were 60,000 shares of Series D preferred stock issued and outstanding, all of which were issued in March 1999. There were no shares outstanding at September 30, 1998. This series of preferred stock is senior, with respect to dividend rights, payments upon liquidation, or redemption, to all other capital stock of Covol, including the other series of preferred stock which are outstanding or which may be issued in the future. Holders of the preferred stock have voting rights as to all matters voted on by the holders of common stock and are entitled to one vote for each share of common stock issuable upon conversion of the preferred stock. In addition, holders of the preferred stock and the $20,000,000 convertible secured note payable described in Notes 5 and 6 vote as a group for one director.

   The holders of the shares are entitled to cumulative dividends at the rate of 7% per year of the liquidation value of $100 per share. These dividends accrue whether or not they have been declared or whether Covol has any profits and are payable quarterly. Additional shares of Series D preferred stock may be issued in lieu of cash to pay accrued dividends on these shares. No dividends have been declared through September 30, 1999, but dividends are payable quarterly and approximately $123,000 was paid in July 1999. Dividends in arrears at September 30, 1999 totaled approximately $107,000, or $1.79 per share, which amount was paid in October 1999. Based upon the conversion price per share at the date of issuance, a non-cash dividend of approximately $667,000 was imputed upon issuance.

   Upon the liquidation of Covol, the holders of the Series D preferred shares are entitled to receive $125 per share, together with all accrued and unpaid dividends, if any. The preferred stock is redeemable at Covol's option through March 17, 2002 at 125% of its liquidation value, subject to adjustment for changes in the value of Covol's common stock. The preferred stock is redeemable at the option of the preferred stockholder only upon occurrence of a change in control or an event of default. The number of shares of common stock into which the preferred stock is convertible is determined by multiplying the number of preferred shares by $100 and dividing by the lesser of $5.25 or 90% of the market value of Covol's common stock on the date of conversion. On March 17, 2002, all outstanding preferred stock automatically converts to common stock.

   During November and December 1999, 15,202 preferred shares were converted into approximately 1,604,000 shares of common stock.

8. Notes and Interest Receivable -- Related Parties, Collateralized by Common Stock

   Notes and interest receivable -- related parties, collateralized by common stock, consist of the following at September 30:

   (thousands of dollars and shares)                                                                  1998          1999
   ---------------------------------------------------------------------------------------------- ------------- --------------

   Note receivable from a stockholder,  $5,000 face amount,  bearing interest at
   6%,  renegotiated  in November  1997,  principal  and interest of $515 due in annual  installments  beginning  January  1999  through  January  2004,  with remaining balances due January 2005,  collateralized by 150 shares of Covol's common  stock held by Covol,  options  expiring in January 2006 to acquire 25 shares of Covol's common stock committed by the stockholder to be provided to
   Covol,  and a personal  guarantee of the  stockholder.  The carrying value is equal to the fair value of the 150  shares  and  options to acquire 25 shares and is net of unamortized  discount after  renegotiation of $1,281 based upon an imputed rate of 10.25%, and an allowance for impairment of $2,129 in 1997,
   $2,110 in 1998, and $3,319 in 1999. Interest income of $515 was recognized in
   1999. No interest income was recognized during 1997 or 1998.                                        $1,609            $400


                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

                                   -----------

   Notes and  interest  receivable  from 16  current  and  former  officers  and employees,  issued upon  exercise of options to purchase 450 shares of common stock at $5.31 to $8.38 per share,  bearing  interest at 5.7%,  principal and interest due in December 2000, collateralized by 900 shares of Covol's common
   stock. No interest income was recognized during 1998 or 1999.                                        5,492           5,492

   Notes  receivable  from seven  officers of Covol,  bearing  interest at prime
   (8.25% at  September  30,  1999) plus 2%,  principal  and interest due August
   2000,   originally   collateralized  by  partnership   interests  which  were
   subsequently exchanged for 79  shares of Covol's  common stock (see Note 13).
   No interest income was recognized during 1997, 1998 or 1999.                                            672            672
                                                                                                  ============= ==============
                                                                                                        $7,773         $6,564
                                                                                                  ============= ==============

9. Fair Value of Financial Instruments

   SFAS No. 107 requires that the fair market value of certain financial instruments be disclosed in the financial statements. Covol has the following financial instruments that are subject to the provisions of SFAS No. 107:

         *  Cash and cash equivalents

         *  Receivables

         *  Notes  receivable,   including   facility   transferred  under  note
            receivable arrangement

         *  Notes payable

         *  Notes   receivable  -  related   parties,   from   issuance  of,  or
            collateralized by, common stock

   A substantial portion of Covol's financial instruments are of a short-term nature. Accordingly, while the fair values of some of the individual financial instruments vary somewhat from their carrying values, the aggregate carrying values as reflected in the consolidated financial statements for 1998 and 1999 approximated fair value, with the exception of the notes payable in 1999 for which the aggregate market value approximated $42,300,000 at September 30, 1999.

10. Stock Options and Warrants

   Stock Options

   At September  30, 1999,  Covol had one stock option plan (the "Option  Plan")
   under which 2,400,000 shares of common stock are reserved for ultimate issuance. A committee of Covol's Board of Directors, or in its absence the Board (the "Committee"), administers and interprets the Option Plan. This Committee is authorized to grant options and other awards both under the terms of the Option Plan and outside the Option Plan to eligible employees, officers, directors, and consultants of Covol. The Option Plan provides for the granting of both incentive stock options and non-statutory stock options. Terms of options granted under the Option Plan, including vesting requirements, are determined by the Committee. Options granted under the Option Plan vest over periods ranging up to ten years, expire ten years from the date of grant and are not transferable other than by will or by the laws of descent and distribution. Incentive stock option grants must meet the requirements of the Internal Revenue Code.

   Covol has elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its Option Plan. The alternative fair value method of accounting prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options, as discussed below. Accordingly, under APB 25, no compensation expense has been recognized for stock option grants to employees, officers and directors when the exercise price of stock options equals or exceeds the market price of Covol's common stock on the date of grant.

   When options are issued with terms considered compensatory, the related compensation expense is amortized to expense over the specified vesting period on a straight-line basis. Deferred compensation related to options that vest over time was approximately $1,178,000 for options issued in 1997 and $0 for options issued in both 1998 and 1999. The amortized compensation expense related to compensatory options was approximately $1,572,000, $908,000 and $2,553,000 for 1997, 1998 and 1999, respectively. Compensation expense related to options that vested immediately was approximately $103,000, $127,000 and $0 for 1997, 1998 and 1999, respectively.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   -----------

   If Covol had elected to account for options granted based on their fair value, as prescribed by SFAS 123, net loss and net loss per share would have been increased to the pro forma amounts shown in the table below.

  (thousands of dollars, except per-share data)                                    1997             1998            1999
  --------------------------------------------------------------------------- ---------------- --------------- ---------------
  Net loss attributed to common stockholders -- reported                            $(10,687)       $(11,645)       $(29,704)
                                             -- pro forma                            (11,302)        (14,567)        (32,969)
  Basic and diluted net loss per share -- reported                                     (1.32)          (1.17)          (2.39)
                                       -- pro forma                                    (1.40)          (1.46)          (2.65)

   The fair value of each stock option grant was determined using the Black-Scholes option pricing model and the following assumptions: expected stock price volatility of .50 to .70, risk-free interest rate of 4.4% to 7.8%, weighted average expected option lives of 5 - 10 years and no dividends. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because Covol's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of stock options.

   The following table is a summary of activity for all of Covol's stock options, including options not granted under the Option Plan, for the years ended September 30:

                                                         1997                       1998                      1999
                                              --------------------------- ------------------------- --------------------------
                                                              Weighted                  Weighted                   Weighted
                                                              Average                    Average                   Average
                                                              Exercise                  Exercise                   Exercise
  (thousands of shares)                          Shares        Price        Shares        Price        Shares       Price
  ------------------------------------------- ------------- ------------- ------------ ------------ ------------ -------------
  Outstanding at beginning of year                   1,367         $1.62        1,614       $ 2.85        2,370         $6.29
     Granted                                           445          6.08          850        12.34          667          5.40
     Exercised                                         (73)         1.84          (94)        1.93          (30)         1.50
     Canceled                                         (125)         1.50          ---          ---          (36)         2.34
                                              ============= ============= ============ ============ ============ =============
  Outstanding at end of the year                     1,614         $2.85        2,370       $ 6.29        2,971         $6.18
                                              ============= ============= ============ ============ ============ =============
  Exercisable at end of year                           712         $2.04        1,038        $5.23        1,801         $5.23
                                              ============= ============= ============ ============ ============ =============
  Weighted average fair value of options
  granted during the year below market                             $9.53                    $10.21                        n/a

  Weighted average fair value of options
  granted during the year at market                                $5.57                     $9.91                      $2.93

  Weighted average fair value of options
  granted during the year above market                               n/a                       n/a                      $2.92

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   -----------

   The  following  table   summarizes   information   about  all  stock  options
   outstanding at September 30, 1999:

   (thousands of shares)                        Options Outstanding                               Options Exercisable
   ------------------------ ------------------------------------------------------------- ------------------------------------
                                                        Weighted
                                   Number               Average            Weighted            Number            Weighted
                               Outstanding at          Remaining            Average        Exercisable at        Average
      Range of Exercise         September 30,       Contractual Life       Exercise         September 30,        Exercise
           Prices                   1999                in Years             Price              1999              Price
   ------------------------ ---------------------- ------------------- ------------------ ------------------ -----------------
            $1.50 to $2.50                  1,159                 6.5             $ 1.58                982            $ 1.60
            $4.13 to $9.00                  1,060                 8.6               6.44                524              7.66
          $11.00 to $13.56                    752                 8.6              12.93                295             13.00
                            ----------------------                                        ------------------
                                            2,971                                                     1,801
                            ======================                                        ==================

   Stock Warrants

   As of September 30, 1999, there were warrants outstanding for the purchase of approximately 3,126,000 shares of common stock at prices ranging from $3.50 to $20.00 per share and with expiration dates from November 1999 to March 2004. All of these warrants were issued in connection with private placements of common and preferred stock or notes payable during the years 1997 through 1999 (see Note 5).

   In October 1998, Covol issued warrants for the purchase of 100,000 shares of common stock pursuant to the terms of the outstanding $4,000,000 note payable to a corporation described in Note 6. Also, certain other warrants for the purchase of common stock have been repriced and / or the exercise period has been extended in order to meet the terms of various agreements Covol has entered into.

11. Basic and Diluted Loss per Share

  (thousands of dollars and shares, except per-share data)                         1997             1998            1999
  --------------------------------------------------------------------------- ---------------- --------------- ---------------
  Numerator:
     Net loss                                                                       $(10,498)       $(11,308)       $(28,393)
     Preferred stock dividends (undeclared)                                              (24)           (337)           (466)
     Imputed preferred stock dividends                                                  (165)            ---            (845)
                                                                              ================ =============== ===============
     Net loss attributable to common stockholders                                   $(10,687)       $(11,645)       $(29,704)
                                                                              ================ =============== ===============

  Denominator - weighted-average shares outstanding                                    8,080           9,969          12,418
                                                                              ================ =============== ===============

  Basic and diluted loss per common share                                             $(1.32)        $(1.17)          $(2.39)

   Imputed preferred stock dividends are calculated based upon the amount by which the price of Covol's common stock exceeds the conversion price at the date convertible preferred shares are issued.

12. Income Taxes

   Covol accounts for income taxes using the asset and liability approach in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Covol files a consolidated tax return with its 100% owned subsidiaries. The majority-owned limited partnerships file a separate tax return, as required.

   As of September 30, 1999, Covol has net operating loss carryforwards of approximately $43,750,000 which can be used to offset future taxable income. The net operating loss carryforwards expire from 2005 to 2019. Covol also has approximately $190,000 in research and development tax credit carryforwards which can be used to offset future tax liabilities. The tax credit carryforwards expire from 2007 to 2013. The utilization of these carryforwards against future taxable income may become subject to an annual limitation due to changes in ownership of Covol's common stock.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   -----------

   The provision for income taxes for the years ended September 30, 1997, 1998 and 1999 differs from the statutory federal income tax rate due to the following:

  (thousands of dollars)                                                           1997            1998           1999
  --------------------------------------------------------------------------- --------------- --------------- --------------
  Tax benefit at statutory rates                                                      $3,738          $1,355        $ 9,653
  Change in valuation allowance                                                       (3,840)         (1,377)       (10,573)
  State income taxes, net of federal tax effect                                          101              39            936
  Other, including redetermination of prior years' tax estimates                           1             (17)           (16)
                                                                              --------------- --------------- --------------
     Federal income tax provision                                                      $   0           $   0          $   0
                                                                              =============== =============== ==============

   The components of the net deferred tax asset as of September 30, 1998 and 1999 are as follows:

  (thousands of dollars)                                                                          1998            1999
  ------------------------------------------------------------------------------------------- -------------- ---------------
  Deferred tax assets (liabilities):
     Net operating loss carryforwards                                                                $7,995        $ 16,319
     Research and development tax credit carryforwards                                                  189             189
     Compensation expense related to common stock options                                             2,084           2,989
     License fee revenue recognition                                                                    315             400
     Write-down of notes receivable                                                                     304           1,156
     Estimated liabilities                                                                              356             282
     Depreciation                                                                                       (88)            378
     Other                                                                                               40              55
                                                                                              -------------- ---------------
          Total deferred tax assets                                                                  11,195          21,768
     Valuation allowance                                                                            (11,195)        (21,768)
                                                                                              -------------- ---------------
          Net deferred tax asset                                                                      $   0           $   0
                                                                                              ============== ===============

   The valuation allowance increased by $10,573,000 during 1999, representing the additional amount of deferred tax assets at September 30, 1999 not considered recoverable through the reversal of taxable temporary differences or the generation of future taxable income. The valuation allowance increased by $1,377,000 during 1998 and by $3,840,000 during 1997. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Covol's ability to realize the benefit of its deferred tax assets will depend on the generation of future taxable income through its continuing operations or through the sale of assets. Because Covol has not generated significant revenues to date, Covol believes that a valuation allowance of $21,768,000 should be provided as of September 30, 1999. This estimate may change in the near term depending on the level of earned license fees received in 2000 and on the consummation of selling the assets held for sale.

13. Purchase of Limited Partners' Interests in Subsidiaries

   In September 1998, Covol formally offered the limited partners in its two consolidated subsidiaries, Utah Synfuel #1 and Alabama Synfuel #1, an exchange of Covol's common stock for their limited partnership interests. The exchange ratio was based in part on an independent valuation of the limited partnerships' assets and other factors including but not limited to current and future expected cash flows of the partnerships and the market value of Covol's common stock at the date of the offer, $9.00 per share. As of September 30, 1998, substantially all of the limited partners had elected to exchange their limited partnership interests for shares of Covol's common stock. During October and November 1998, all but one of the other limited partners exchanged their interests and Utah Synfuel #1 became a wholly-owned subsidiary of Covol and Alabama Synfuel #1 became a 98%-owned subsidiary of Covol.

   Covol recorded this exchange using the market values of Covol's common stock on the dates the limited partners tendered acceptance of Covol's offer. These market values ranged from $6.75 to $11.13 per share. Approximately 610,000 shares of common stock were issued in these transactions. Subsequent to September 30, 1999, Covol reached an agreement settling several outstanding issues with the remaining limited partner of Alabama Synfuel #1 following which Alabama Synfuel #1 became a wholly-owned subsidiary of Covol. The carrying value of the intangible asset recorded in the exchange transactions, net of accumulated amortization, was approximately $2,786,000 at September 30, 1999.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   -----------

14. Asset Write-offs and Other Non-recurring Charges

   In May 1995, Covol entered into an agreement with Geneva Steel Company to build and operate a synthetic fuel briquetting facility. The facility never reached commercial operating levels, but was held for other uses, including potential relocation to another site for use in the production of synthetic fuel or in other applications. In early 1999, Geneva filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code due to a lack of sufficient liquidity. Primarily as a result of this event, Covol moved a substantial portion of the equipment comprising the facility from the Geneva site to another location where it is being used in a different application of Covol's technology. Certain assets at the Geneva site, primarily consisting of leasehold improvements on the property where the facility was located, were abandoned. The carrying value of these assets, totaling approximately $556,000, was written off during 1999.

   During 1997, Covol entered into an agreement to purchase coal fines for feedstock for two synthetic fuel facilities in Utah. Beginning in 1997 and continuing through May 1999, Covol made payments totaling approximately $3,917,000, of which $240,000 was transferred to cost of coal briquetting operations. The net amount paid was recorded as advances on inventories. Quarterly payments of approximately $396,000 are required under the agreement. The agreement provides for total payments of $5,500,000 between February 1997 and May 2000 for the removal of 2 million tons of coal fines (at a price of $2.75 per ton) from the property. The agreement also provides for removal of an additional 500,000 tons at $2.75 per ton. No payment is required for removal of any coal fines in excess of 2.5 million tons. Covol entered into the contract based on its understanding that the other party to the agreement (the "Seller") was the owner of the property and that there were in excess of 2 million tons of recoverable coal fines on the property. Subsequently, Covol learned that a third party disputes that the Seller is the owner of the property, and that there may be substantially less than 2 million tons of recoverable fines on the property. Consequently, in August 1999, Covol notified the Seller that unless the Seller could procure and provide evidence that it could warrant title to the property and would adjust contract payments to reflect the actual recoverable fines at the property, Covol may elect to terminate the contract and seek appropriate damages. On this basis, Covol has refused to make further quarterly payments to the Seller under the contract. The Seller responded by denying Covol's claims and alleging issues of property reclamation and bonding and failed contract payment. Covol denies these allegations. The dispute is in an early stage of litigation and resolution is uncertain. Based on the uncertainty of recovering the net advances paid through litigation, Covol wrote off the entire $3,677,000 of advances on inventories in the fourth quarter of 1999.

   In addition to the above charges, in the fourth quarter of fiscal year 1999 Covol wrote off a $660,000 note receivable and recorded a liability for approximately $469,000 related to a settlement agreement with a company that had provided Covol with advise with respect to the use of certain synthetic fuel technology, certain financing obtained and the sale of certain synthetic fuel manufacturing facilities.

   These write-offs and the settlement provision total approximately $5,362,000, which amount is recorded as asset write-offs and other non-recurring charges in the consolidated statement of operations.

15.Sale of Facilities

   In 1998, Covol sold a synthetic fuel facility located in Alabama on which a loss of $218,000 was recognized. The sales price was $6,500,000 payable in the form of a nonrecourse promissory note collateralized by certain portions of the facility.

   In 1999, Covol sold a facility located in Pennsylvania on which a loss of approximately $1,839,000 was recognized. The sales price consisted of a cash payment to Covol of $1,250,000, assumption of $5,000,000 of facility debt, completion of capital improvements to the facility and an eight-year royalty arrangement with both Covol and the construction lender. Covol remains contingently liable for $800,000 of the facility debt which liability has been recorded in accrued liabilities in the consolidated balance sheet at September 30, 1999. Covol entered into an agreement in which it operates the facility on behalf of the buyer. Covol also entered into its standard supply agreements. Covol can receive additional cash payments in the form of both accelerated and increased royalties upon obtaining firm synthetic fuel "off-take" agreements in excess of 100,000 tons per year and operating the facility at rated capacity for a ten-day period. Covol must achieve these performance milestones by June 30, 2000. The maximum amount under these provisions of approximately

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   -----------

   $9,700,000 is achieved if "off-take" agreements to sell 360,000 tons per year are put in place for the synthetic fuel production of the facility in addition to the ten-day operations period. Further, Covol can receive an additional $4,000,000 payment if the facility operates at 115% of capacity for a three-month period in any consecutive three months prior to December 31, 2001. Covol will recognize revenue and a corresponding gain under the royalty arrangement upon receipt of the royalty payments and for achievement of performance milestones.

   Covol also sold a synthetic fuel facility in December 1999, as more fully described in Note 17.

   16. Commitments and Contingencies

   Commitments and contingencies as of September 30, 1999 not disclosed elsewhere, are as follows:

   Leases

   Rental expense was approximately $318,000, $480,000, and $1,309,000 for 1997, 1998 and 1999, respectively. Covol has noncancellable operating leases for equipment and for real estate. At September 30, 1999, minimum rental payments due under these leases, are as follows:

                        Year ending September 30:    (thousands of dollars)
                       ----------------------------- -----------------------
                                   2000                       $401
                                   2001                        222
                                   2002                         89
                                   2003                         41
                                   2004                          8
                                                     =======================
                                                              $761
                                                     =======================

   Letters of Credit

   Covol has entered into arrangements with a bank that provide for the issuance of letters of credit totaling up to $698,000. These arrangements are collateralized by certificates of deposit totaling approximately $588,000 in 1998 and $460,000 in 1999 that are included in restricted investments in the accompanying consolidated balance sheet. As of September 30, 1999, there was approximately $536,000 of liabilities covered by these arrangements.

   Legal or Contractual Matters

   Included in accrued liabilities at September 30, 1998 and 1999 is $755,000 related to canceled construction contracts that contain a "failure to proceed" liability clause.

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

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   -----------

   However, Covol and Coaltech are in negotiations to modify the recurring license fee, terminate the operating contract, settle the note receivable, and terminate the supply and purchase agreement (see Note 17).

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

   In January 1996, a manager of Covol entered property owned by Nevada Electric Investment Company, a subsidiary of Nevada Power Corporation, in connection with an offer by Covol to purchase the property, and with certain other employees of Covol, removed some asbestos over a two-day period. In May 1996, Covol received a notice of violation and order for compliance from the State of Utah, Division of Air Quality alleging that asbestos was improperly handled, removed, and disposed of. Covol complied with the order and in September 1996 entered into a settlement agreement with the State of Utah and paid a fine in the amount of $11,000. In late 1997, the U.S. Environmental Protection Agency began its own investigation, referring the matter to the U.S. Attorney's office which proceeded with a grand jury inquiry. The former manager has entered into a misdemeanor plea bargain and the U. S. Attorney has agreed that the plea resolves all criminal matters arising out of the incident.

   In September 1996, Covol entered into an agreement with Coalco Corporation whereby Coalco was to advise Covol with respect to the financing and sale of certain synthetic fuel manufacturing facilities. A dispute arose between Covol and Coalco about services rendered or to be rendered by Coalco and the amount and timing for payment for such services. A settlement was reached in November 1999 whereby Covol agreed to pay Coalco $1,500,000 plus a royalty based on the synthetic fuel sold from five licensee-owned facilities. Of the $1,500,000 to be paid, $479,000 was accrued as of September 30, 1999 and paid in November 1999. An additional $279,000 was paid in December 1999 and $470,000 is due and payable in January 2000 as a result of the sale of a synthetic fuel facility in December 1999 (see Note 17). The remaining balance will be paid upon the receipt of cash proceeds from any future sales of synthetic fuel facilities held for sale. Pelletco, an affiliate of Coalco, is a licensee of Covol.

   In March 1999, Covol entered into a financing transaction involving the issuance of convertible preferred stock and a convertible

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   -----------

   secured note (see Notes 6 and 7). The transaction requires, among other things, (1) stockholder approval of the transaction, (2) registration of common stock into which the securities issued may be converted, and (3) achievement of earnings targets beginning in the first quarter of Covol's fiscal year 2000. Covol is preparing for a stockholder meeting to seek approval of the financing transaction. Covol filed the required registration statement on Form S-3 covering the March 1999 financing transaction and such registration statement has been declared effective. Failure to comply with this or other terms and conditions of these financing agreements could result in an increase in the interest rate, immediate convertibility, required escrow payments and possible immediate payment of outstanding amounts.

   Covol is negotiating for the sale of two synthetic fuel manufacturing facilities held for sale. Current negotiations contemplate the relocation of those facilities by the purchasers. Covol will likely incur costs in terminating the relationships with the current facility site owners and feedstock providers. In the case of the Pocahontas Synfuel facility, Covol may incur up to $2.5 million to terminate the relationship with the site owner and feedstock supplier. In the case of the Mountaineer Fuels facility, Covol may incur up to $3.25 million to terminate the lease and feedstock supply agreement.

   In February 1997, Covol entered into a contract on a parcel of real property located near Price, Utah, in which Covol obtained certain possessory and related interests, Covol's primary purpose being to obtain a source of coal fines to serve as feedstock for a nearby synthetic fuel facility. In August 1999, Covol sent a notice of default to Earthco, alleging that Earthco had breached a material provision of the contract because Earthco did not have title to the property. Covol has refused to tender its August 1999 payment because of Earthco's breach. In addition, Covol contends that the quantity and/or quality of recoverable coal fines was substantially less than what Covol had understood when entering into the contract, thereby creating grounds to reform the terms of the contract. Earthco subsequently countered with allegations that Covol has breached its obligations under the contract, including failure to make the August 1999 payment.

   In November 1999, Covol was served with a Complaint in litigation pending in the Seventh Judicial District Court of Carbon County, Utah titled Nevada Electric Investment Company v. Earthco, et al. In the Complaint, and consistent with Covol's position, Nevada Electric Investment Company
   ("NEICO")  alleges  that  it  is  the  lawful  owner  of  the  property  near
   Wellington, Utah described in Covol's lease from Earthco. NEICO seeks a declaratory judgement that Covol is not entitled to possession of the property due to the lack of ownership by Earthco. The Complaint also seeks further relief from Earthco. Covol received Earthco's Answer, Counterclaims and Cross-claim in December 1999. Earthco's cross-claim against Covol alleged breach of contract and requested substantial damages in an amount to be proven at trial but alleged to be in excess of $5 million. Covol filed its Reply and Cross-claim against Earthco in January 2000 denying Earthco's claims and asserting claims of misrepresentation, breach of lease, unjust enrichment, and related claims and for general and consequential damages in an amount to be proven at trial. The disputes among Covol, Earthco and NEICO are at an early stage and resolution is uncertain.

   Covol intends to defend against claims and prosecute its own claims vigorously.

   Covol is also involved in several legal proceedings that have arisen out of the normal course of business. Covol believes that many of these claims are without merit and in all cases intends to vigorously defend its position. Management does not believe that the outcome of these activities will have a significant effect upon the operations or the financial position of Covol.

   Employment Contracts

   Covol has entered into employment agreements with the Chief Executive Officer, President, Chief Financial Officer and certain vice presidents. The agreements, which are renewable by Covol, generally have a term of approximately three years and provide for annual salaries and benefits ranging from approximately $87,000 to $191,000 annually per officer, currently totaling approximately $1,100,000 for all officers combined. All agreements provide for termination benefits under specific conditions.

17. Events Subsequent to September 30, 1999

   Events subsequent to September 30, 1999, not disclosed elsewhere, include the following.

   Coaltech Developments

   On October 29, 1999, Covol received notification from the limited partners of Coaltech that they were effecting a retirement of Covol as the general partner of the partnership and were terminating Covol as operator of the Utah facility. The limited partners also assert that as a consequence of the retirement of Covol as general partner, Covol is deemed to have forfeited its 1% interest in the Partnership. The notification demands that Covol indemnify the limited partners for all of their losses, damages, payments, costs and expenses. Covol disputes the limited partners' demands.

   On December 1, 1999, the parties entered into negotiations and as a result an interim standstill agreement was reached pursuant to which the limited partners and Covol have agreed not to pursue formal proceedings against each other pending the outcome of the current settlement negotiations. It is likely that the outcome of these negotiations will result in relocation of the Utah facility to a new location where it will be operated by one of the limited partners and termination of contractual and operational activities between Covol and the limited partners with settlement payments consistent with amounts reflected in the accompanying consolidated financial statements. Proceeds from this settlement will be used to repay the $4,313,000 note payable due January 2000 to one of the limited partners (see Note 6). It is also expected that the limited partners will continue to purchase binder materials from Covol and use Covol's technology in the production of synthetic fuel when operations of the Utah facility are resumed.

   Sale of Facilities

   Effective as of December 31, 1999, Covol sold one of the three remaining synthetic fuel facilities it owned. This facility was located in Price, Utah. Net cash proceeds to Covol after payment of certain debt obligations will be approximately $5,000,000. Covol will report a gain on this transaction of approximately $5,300,000 in the period ended December 31, 1999.

   On January 13, 2000, Covol executed definitive agreements for the sale of a synthetic fuel facility located in North Fork, West Virginia. Funding under the agreements is expected to occur within several days and will provide sufficient funds to retire the debt incurred in connection with the construction of the facility. The facility is expected to be relocated to the purchaser's site. Additional funds, equal to approximately 50% of the funds received at closing are due to Covol when the facility reaches commercial operations at the new location. Covol will provide proprietary binder materials used at this facility and will receive future royalties based upon production and sale of synthetic fuel at the facility.

   Also, on January 13, 2000, Covol executed a letter of intent with a major U.S. utility company for the sale of the remaining synthetic fuel facility owned by Covol. Covol believes execution of definitive agreements and funding of the sale will occur within 30 days. Funds from the sale of this facility will be sufficient to repay the debt incurred in the construction and operation of this facility, which debt has a due date of June 30, 2000.

   Impairment Charge

   Coaltech owns a synthetic fuel facility on the same property as the facility that was sold. As a result of the anticipated relocation of the facility owned by Coaltech, combined with the sale of Covol's owned facility and the Earthco Complaint (see Note 16), all of which relate to the same property site in Price, Utah, Covol also will record in the December 1999 period an impairment charge of approximately $12,000,000. This impairment charge is expected to consist of the writedown of certain plant and equipment which will remain on the site, having a net book value of approximately $10,000,000 and a minimal expected salvage value, plus the writeoff of the intangible asset related to Utah Synfuel #1 recorded in the exchange transaction described in Note 13, having a net book value of approximately $2,000,000.