Form 10-Q
period 1999-12-31
COVOL TECHNOLOGIES INC
filed 2000-02-14
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1999

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                 For the transition period from ______ to ______

                         Commission file number 0-27808


                            COVOL TECHNOLOGIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                    87-0547337
           --------                                    ----------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

                        3280 North Frontage Road
                               Lehi, Utah                 84043
                               ----------                 -----
               (Address of principal executive offices) (Zip Code)

                                 (801) 768-4481
                               ------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the Registrant's common stock as of February 4, 2000 was 17,808,915.

                            COVOL TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                                                       Page No.
PART I  FINANCIAL INFORMATION

  ITEM 1.  CONSOLIDATED FINANCIAL INFORMATION (Unaudited):
             Consolidated Balance Sheets  As of September 30, 1999
               and December 31, 1999........................................3
             Consolidated Statements of Operations For the three
               months ended December 31, 1998 and 1999..................... 5
             Consolidated Statement of Changes in Stockholders'
               Equity (Deficit) For the three months ended December
               31, 1999.................................................... 6
             Consolidated Statements of Cash Flows  For the three
               months ended December 31, 1998 and 1999..................... 7
             Notes to Consolidated Financial Statements.................... 8

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.....................................15


PART II  OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS...............................................19

  ITEM 2.  CHANGES IN SECURITIES...........................................19

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................19

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............20

  ITEM 5.  OTHER INFORMATION...............................................20

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................20


SIGNATURES.................................................................21


Certain statements in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. As such, actual results may vary materially from current expectations. For a discussion of certain of the factors that could cause actual results to differ from expectations, please see the information set forth under the caption entitled Forward Looking Statements in PART I, ITEM 2 hereof. There can be no assurance that Covol's results of operations will not be adversely affected by such factors. Covol undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's opinion only as of the date hereof.

ITEM 1.   CONSOLIDATED FINANCIAL INFORMATION (Unaudited)

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                              September 30,      December 31,
(thousands of dollars)                                                                                1999             1999
------------------------------------------------------------------------------------------- ---------------- -----------------

ASSETS
Current assets:
     Cash and cash equivalents                                                                        $ 461           $ 7,457
     Receivables                                                                                      3,155             7,015
     Due from related party                                                                           2,722             2,951
     Inventories                                                                                        573               394
     Facilities and equipment held for sale                                                          20,139            17,915
     Prepaid expenses and other current assets                                                           19                45
     Deferred income taxes                                                                               --             3,000
                                                                                            ---------------- -----------------
            Total current assets                                                                     27,069            38,777
                                                                                            ---------------- -----------------

Property, plant and equipment, net of accumulated depreciation                                       14,182             3,785
                                                                                            ---------------- -----------------

Other assets:
     Restricted cash and investments                                                                    843               690
     Facility-dependent note and accrued interest receivable                                          7,879             8,119
     Facility transferred under note receivable arrangement                                           2,641             2,641
     Intangible assets, net of accumulated amortization                                               3,647             1,347
     Deposits and other assets                                                                        1,834             1,801
                                                                                            ---------------- -----------------
            Total other assets                                                                       16,844            14,598
                                                                                            ---------------- -----------------

Total assets                                                                                        $58,095           $57,160
                                                                                            ================ =================

                                   (continued)


                     The accompanying notes are an integral
                  part of the consolidated financial statements

                                         COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEETS, continued
                                                        (Unaudited)

                                                                                              September 30,     December 31,
(thousands of dollars and shares)                                                                    1999             1999
-------------------------------------------------------------------------------------------- --------------- ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                                                               $ 1,179          $ 1,034
     Due to related party                                                                             2,706            2,888
     Accrued interest payable, current                                                                1,452            1,257
     Accrued liabilities                                                                              2,905            3,252
     Notes payable, current                                                                          20,626           17,746
                                                                                             --------------- ----------------
            Total current liabilities                                                                28,868           26,177
                                                                                             --------------- ----------------

Long-term liabilities:
     Notes payable, non-current                                                                      17,887           19,979
     Accrued interest payable, non-current                                                              210              259
     Deferred revenues from advance license fees                                                      7,501            7,271
     Deferred compensation                                                                              208              211
                                                                                             --------------- ----------------
            Total long-term liabilities                                                              25,806           27,720
                                                                                             --------------- ----------------
            Total liabilities                                                                        54,674           53,897
                                                                                             --------------- ----------------

Minority interest in consolidated subsidiaries                                                          117               --
                                                                                             --------------- ----------------

Commitments and contingencies

Redeemable convertible preferred stock, $0.001 par value, issued and outstanding 60 shares at September 30, 1999 and 45 shares at December 31, 1999 (aggregate liquidation
     preference of $5,697 at December 31, 1999)                                                       4,332            3,234
                                                                                             --------------- ----------------

Stockholders' equity (deficit):
     Convertible preferred stock, $0.001 par value; authorized 10,000 shares, issued and outstanding 17 shares at September 30, 1999 and December 31, 1999
       (aggregate liquidation preference of $3,542 at December 31, 1999)                                  1                1
     Common stock, $0.001 par value; authorized 25,000 shares, issued and outstanding
        12,766 shares at September 30, 1999 and 17,177 shares at December 31, 1999                       13               17
     Capital in excess of par value                                                                  78,457           81,216
     Accumulated deficit                                                                           (71,713)         (73,757)
     Notes and interest receivable  related parties, from issuance of, or collateralized
       by, common stock, net of allowance                                                           (6,564)          (6,272)
     Deferred compensation from stock options                                                       (1,222)          (1,176)
                                                                                             --------------- ----------------
            Total stockholders' equity (deficit)                                                   (1,028)               29
                                                                                             --------------- ----------------

Total liabilities and stockholders' equity (deficit)                                               $58,095          $57,160
                                                                                             =============== ================

                     The accompanying notes are an integral
                  part of the consolidated financial statements


                                         COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (Unaudited)

                                                                                                    Three Months Ended December 31,
(thousands of dollars, except per-share data)                                                             1998              1999
-------------------------------------------------------------- ---------------- --------------- --------------- -----------------

Revenues:
     License fees                                                                                        $ 701            $4,036
     Binder sales                                                                                          533             1,352
     Gain on sale of facility                                                                               --             5,341
     Other                                                                                                 148               320
                                                                                                --------------- -----------------
          Total revenues                                                                                 1,382            11,049
                                                                                                --------------- -----------------

Operating costs and expenses:
     Cost of coal briquetting operations                                                                 3,646             1,589
     Cost of binder                                                                                        376               860
     Asset write-offs and other non-recurring charges                                                       --            11,021
     Selling, general and administrative                                                                   929               912
     Compensation expense from stock options                                                               162                46
                                                                                                --------------- -----------------
        Total operating costs and expenses                                                               5,113            14,428
                                                                                                --------------- -----------------

Operating loss                                                                                         (3,731)           (3,379)
                                                                                                --------------- -----------------

Other income (expense):
     Interest income                                                                                       756               800
     Interest expense                                                                                   (1,036)           (2,055)
     Write-down of notes receivable  related
       parties, collateralized by common stock                                                            (571)             (292)
     Other, net                                                                                             24                --
                                                                                                --------------- -----------------
          Total other income (expense)                                                                    (827)           (1,547)
                                                                                                --------------- -----------------

Net loss before income taxes                                                                           (4,558)           (4,926)

Income tax benefit                                                                                          --           (3,000)
                                                                                                --------------- -----------------

Net loss                                                                                              $(4,558)          $(1,926)
                                                                                                =============== =================


Basic and diluted loss per common share                                                                 $(.39)            $(.16)
                                                                                                =============== =================

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                                                                COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                                                For the Three Months Ended December 31, 1999
                                                                                (Unaudited)

                                                           Convertible Preferred
                                                                   Stock                    Common Stock          Capital in
                                                         -------------------------- ---------------------------  excess of par
(thousands of dollars and shares)                           Shares       Amount       Shares        Amount           value
-------------------------------------------------------- ------------- -----------  ------------ -------------- ----------------
Balances at September 30, 1999                                     17           $1       12,766            $13          $78,457

Preferred stock cash dividends

Common stock issued on conversion of redeemable
  convertible preferred stock, preferred stock and in
  payment of dividends                                              -            -        1,793              2            1,107

Common stock issued on conversion of convertible debt                                     2,618              2            1,114

Value of common stock warrants issued in connection
  with convertible debt financing                                                             -              -              468

Value of extended common stock warrants and repriced
  stock options issued in connection with debt financing                                      -              -               70

Write-down of notes receivable  related parties

Amortization of deferred compensation from stock options

Net loss for the three months ended December 31, 1999
                                                         ------------- ------------ ------------ -------------- ----------------
Balances at December 31, 1999                                      17           $1       17,177            $17          $81,216
                                                         ============= ============ ============ ============== ================
                                                                                      Notes and
                                                                                       interest
                                                                                      receivable
                                                                                       -related
                                                                                    parties, from
                                                                                     issuance of,
                                                                                          or          Deferred
                                                                                    collateralized   compensation
                                                                      Accumulated     by, common     from stock
(thousands of dollars and shares)                                        deficit         stock          options
--------------------------------------------------------              ------------- --------------- --------------
Balances at September 30, 1999                                           $(71,713)        $(6,564)       $(1,222)

Preferred stock cash dividends                                               (107)

Common stock issued on conversion of redeemable
  convertible preferred stock, preferred stock and in
  payment of dividends                                                        (11)

Common stock issued on conversion of convertible debt

Value of common stock warrants issued in connection with convertible debt financing

Value of extended common stock warrants and repriced stock options issued in connection with debt financing

Write-down of notes receivable  related parties                                               292

Amortization of deferred compensation from stock                                                               46
  options

Net loss for the three months ended December 31, 1999                      (1,926)
                                                                      ------------- --------------- --------------
Balances at December 31, 1999                                            $(73,757)        $(6,272)       $(1,176)
                                                                      ============= =============== ==============

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                                              COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)

                                                                                                    Three Months Ended December 31,
     (thousands of dollars)                                                                                   1998          1999
------------------------------------------------------------------------------------------------- ----------------- -------------
     Cash flows from operating activities:
     Net loss                                                                                             $ (4,558)      $(1,926)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                                          408           583
        Recognition of deferred revenue from advance license fees                                             (227)         (230)
        Deferred income taxes                                                                                   --        (3,000)
        Gain on sale of facility                                                                                --        (5,341)
        Asset write-offs and other non-recurring charges                                                        --        10,412
        Amortization of deferred compensation from stock options                                               162            46
        Interest expense related to amortization of debt discount and debt issuance costs                       82         1,150
        Write-down of notes receivable  related parties                                                        571           292
        Increase (decrease) from changes in operating assets and liabilities, net of effects
          from investing and financing activities                                                             (660)       (4,193)
                                                                                                  ----------------- -------------
   Net cash used in operating activities                                                                    (4,222)       (2,207)
                                                                                                  ----------------- -------------
   Cash flows from investing activities:
        Proceeds from sale of facility and equipment                                                            --         9,497
        Purchase of property, plant and equipment and facilities held for sale                               (410)          (69)
        Decrease (increase) in deposits collateralizing letters of credit and restricted cash                (143)           153
        Purchase of other assets                                                                                --          (75)
        Proceeds from facility transferred under note receivable arrangement                                   130            --
        Purchase of rights to technology                                                                     (100)            --
                                                                                                  ----------------- -------------
   Net cash provided by (used in) investing activities                                                       (523)         9,506
                                                                                                  ----------------- -------------

   Cash flows from financing activities:
        Proceeds from issuance of notes payable and warrants, net                                            1,049         2,758
        Payments on notes payable                                                                               --       (2,954)
        Preferred stock dividends                                                                               --         (107)
        Proceeds from issuance of common stock and warrants, net                                             3,774            --
        Payments on notes payable related parties                                                              (78)           --
        Other                                                                                                  (52)           --
                                                                                                  ----------------- -------------
   Net cash provided by (used in) financing activities                                                       4,693          (303)
                                                                                                  ----------------- -------------
   Net increase (decrease) in cash and cash equivalents                                                       (52)         6,996

   Total cash and cash equivalents, beginning of period                                                        727           461
                                                                                                  ----------------- -------------
   Total cash and cash equivalents, end of period                                                            $ 675       $ 7,457
                                                                                                  ================= =============


   Supplemental schedule of non-cash investing and financing activities:
        Common stock issued on conversion of preferred stock and in payment of dividends                    $2,159        $1,227
        Common stock issued on conversion of convertible debt                                                   --         1,116
        Common stock issued to purchase minority interests in subsidiaries                                     519            --
        Common stock issued for rights to technology                                                           375            --

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             ---------------------

1.   Nature of Operations and Basis of Presentation

     Covol Technologies, Inc. and Subsidiaries' (Covol) primary business is to commercialize its binder technologies which are used to recycle waste by-products from the coal, steel and other industries into marketable fuel and resources. Through June 1998, Covol's focus was on the construction of facilities and the licensing of its binder technologies to entities that constructed facilities that convert coal fines into synthetic fuel briquettes. At December 31, 1999, Covol and its licensees were operating 28 facilities in ten states at various levels of production. During 1999, Covol has been actively pursuing the sale of its four owned facilities. One of the facilities was sold in August 1999, another was sold in December 1999 and a third was sold in January 2000 (see Note 5). Covol expects to sell the remaining facility in early 2000. Covol has no current plans to construct additional synthetic fuel facilities.

     There are 24 synthetic fuel plants that currently utilize Covol's patented technology and from which Covol intends to earn license fees and / or profits from the sale of binder. There are four facilities that use an alternative technology that Covol acquired in early fiscal 1999. In the aggregate, these facilities do not presently operate at levels needed to generate significant revenues to Covol. Improved operations at the plants depend on the ability of the plant owners to produce synthetic fuel that meets market specifications in order for the plant owners to market the synthetic fuel. Covol is assisting the plant owners in their efforts to overcome production and marketing problems. Covol anticipates that recurring license fees or royalties from the production and sale of synthetic fuel will continue to increase during 2000 and beyond. As production levels increase, sales of the binder materials by Covol to its licensees are expected to increase proportionately. Funds received by Covol from these activities are expected to be sufficient to cover Covol's operating costs and expenses at some point during 2000.

     In order for operating activities to produce significant positive cash flow, Covol and its licensees must successfully address certain operating issues and marketing difficulties. These difficulties have delayed Covol's expected growth in license fees, and have resulted in lower than expected cash flows and higher than expected capital requirements. Operating issues which must be addressed include, but are not limited to, feedstock availability, moisture content, Btu content, correct application of binder formulation, operability of equipment, product durability, resistance to water absorption and overall costs of operations, which in many cases to date have resulted in unit costs in excess of synthetic fuel sale prices. Marketing difficulties which must be addressed relate to market acceptance of products manufactured using Covol's technology. Industrial coal users must be satisfied that the synthetic fuel is a suitable substitute for standard coal products. Moisture content, hardness, special handling requirements and other characteristics of the synthetic fuel product may affect its marketability and its sales price. Many industrial coal users are also limited in the amount of synthetic fuel product they can purchase from Covol and its licensees because they have committed to purchase a substantial portion of their coal requirements through long-term coal contracts already in place. Reliance on spot markets and the overall downward trend in coal prices have generally produced lower sales prices as compared to long-term coal supply contracts common in the utility industry. Market acceptance of the synthetic fuel product appears to have improved during 1999 even though Covol's owned facilities and its licensees have only been able to secure long-term contracts for the sale of a small portion of their production. The suitability of synthetic fuel as a coal substitute, particularly the quality characteristics of synthetic fuel, and the traditional long-term supply contract practices of fuel buying in the utility industry, have made the identification of purchaser's of synthetic fuel difficult. Covol believes that initial market resistance for synthetic fuel has decreased and believes long-term contracts can now be secured allowing Covol and its licensees to market the synthetic fuel they produce at prices similar to coal.

     In addition to the operating results for the quarter ended December 31, 1999, Covol incurred a net loss for the year ended September 30, 1999 of $28,393,000 and used $17,516,000 of cash in its operating activities for the year. As discussed in Note 3, Covol has $17,746,000 of long-term debt that becomes due during the 12 months ending December 31, 2000. In addition, Covol's convertible note payable with a face amount of $20,000,000 and related redeemable convertible preferred stock with an aggregate liquidation preference of approximately $5,700,000 at December 31, 1999 contain certain provisions including an increase in the interest rate, immediate convertibility, required escrow payments and possible immediate payment of outstanding amounts in the event of a default by Covol. Such an event could include a failure of Covol's shareholders to approve the issuance of the convertible debt and convertible preferred stock by March 31, 2000 or failure of Covol to achieve the targeted earnings levels. Covol believes that the earnings target was met for the quarter

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             ---------------------

     ended December 31, 1999 and expects continued compliance during the remaining quarters of fiscal 2000. Covol and a third-party solicitor have been actively contacting shareholders in an effort to obtain approval for this transaction.

     Covol funded its operations during the quarter ended December 31, 1999 and during the past fiscal year primarily through the issuance of debt and equity securities and the sale of synthetic fuel facilities. Covol believes that there are several alternatives available that will provide the working capital necessary to meet operational requirements and debt payments as they become due, including proceeds from the sale of its remaining facility held for sale, funds receivable upon reaching performance milestones related to a synthetic fuel facility sold in August 1999 and the facility and option sold in January 2000 (see Note 5), funds from operations, and only if no other alternatives exist, additional financing. Covol believes that if necessary, it will be able to extend the repayment terms of its debt and that future proceeds from the sale of facilities will be sufficient to fund Covol's operations until its operating activities begin producing positive cash flow.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments, except as described in Note 6, consist of normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Covol's Annual Report on Form 10-K for the year ended September 30, 1999. Certain prior period amounts have been reclassified to conform with the current period's presentation. The reclassifications had no effect on net loss, total assets or total liabilities.

2.   Financing Transactions

     During and subsequent to the quarter ended December 31, 1999, Covol completed several financing transactions, including the following.

     Convertible Debt

     During the quarter ended December 31, 1999, Covol issued convertible secured debt and warrants to purchase approximately 1,172,000 shares of common stock, in two unrelated transactions, for total net proceeds of approximately $2,800,000. The warrants have exercise prices ranging from $.88 to $3.60 per share, have expiration dates ranging from September 2002 to December 2002 and were assigned a value of approximately $562,000. The debt was convertible at market and, during this period, convertible debt with a face amount of approximately $1,460,000 and a carrying value of approximately $1,116,000 was converted into approximately 2,618,000 shares of common stock. In January 2000, Covol redeemed the remaining convertible debt issued during the quarter, and currently none of the convertible debt issued remains outstanding.

     Preferred Stock

     During the quarter ended December 31, 1999, the remaining 200 shares of Series C preferred stock, along with related accumulated but undeclared dividends, were converted into approximately 189,000 shares of common stock. Also, during the quarter, 15,202 shares of Series D redeemable convertible preferred stock were converted into approximately 1,604,000 shares of common stock. Subsequent to December 31, 1999 and through February 4, 2000, an additional 2,962 shares of Series D redeemable convertible preferred stock were converted into approximately 426,000 shares of common stock.

     Warrants and Options

     In addition to the issuance of warrants described above, the terms of existing warrants for the purchase of approximately 183,000 shares of common stock at an exercise price of $7.50 per share were amended to extend the exercise periods for

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             ---------------------

     approximately seven months. Also the terms of existing options for the purchase of approximately 60,000 shares of common stock were amended to reduce the exercise price from $8.58 per share to $2.93 per share. The extended warrants and repriced options were valued at approximately $70,000, which value is being amortized as interest over the term of the related debt.

3.   Notes Payable

     Notes payable consist of the following:
                                                                                                 September 30,   December 31,
  (thousands of dollars)                                                                             1999            1999
  ---------------------------------------------------------------------------------------------- -------------- ---------------
  Note payable to a corporation, bearing interest at 6%, collateralized by a coal wash plant
  in Utah, principal and interest originally due January 2000, amended to be due October 2000,         $ 4,313         $ 4,325
  as described below.

  Note payable to the same corporation referred to in the preceding paragraph, bearing
  interest at prime, repaid in December 1999.                                                            2,900              --

  Note payable to the same corporation referred to in the preceding two paragraphs, bearing
  interest at 6%, repaid in January 2000 (see Note 5).                                                   6,500           6,500

  Note payable to a limited liability company, bearing interest at 10%, payable monthly, with principal due June 2000.  Collateralized by a synthetic fuel facility in West Virginia, held
  for sale, and license fees payable to Covol from the production and sale of synthetic fuel             9,191           9,191
  from six synthetic fuel facilities.

  Convertible secured note payable to an investment company, issued at a discount, bearing a stated interest rate of 2.5% on the $20,000 face amount.  The note is due March 2004, but is expected to be converted into common stock by the note holder prior to maturity if not redeemed earlier by Covol.  Interest is payable semiannually on January 1 and July 1.  The
  note is collateralized by license fees payable to Covol from the production and sale of               10,265          11,089
  synthetic fuel from five synthetic fuel facilities.

  Convertible secured notes payable to a Covol shareholder and an unrelated entity, issued at a discount, bearing a stated interest rate of 8% on the $2,540 combined face amount
  outstanding at December 31, 1999.  The notes were redeemed by Covol in January 2000 (see                 622           1,950
  Note 2).

  Note payable to a corporation, bearing interest at 14% payable monthly.  $1,000 of principal was paid in January 2000 and $3,000 of principal is due April 2000.  Collateralized by a promissory note receivable and by future license fees payable to Covol from the production
  and sale of synthetic fuel from certain synthetic fuel facilities.  A member of Covol's                4,000           4,000
  Board of Directors is affiliated with this corporation.

  Other                                                                                                    722             670
                                                                                                 -------------- ---------------
                                                                                                        38,513          37,725
       Less: current portion                                                                           (20,626)        (17,746)
                                                                                                 -------------- ---------------
       Total non-current                                                                               $17,887         $19,979
                                                                                                 ============== ===============

     In February 2000, Covol entered into an assignment and amendment agreement with Coaltech and the lender of the $4,325,000 note payable described above (which is a limited partner of Coaltech). Under the terms of the agreement, Covol assigned its interest in a note receivable due from Coaltech
     (classified as facility transferred under note receivable arrangement in the consolidated balance sheet) to the lender. The principal and interest due under the $4,325,000 note payable (which totaled approximately $4,880,000 at December 31, 1999) was reduced by the note receivable balance leaving a remaining balance of approximately $1,962,000, which amount, plus future accrued interest, is now due October 2000. All note payments, including interest, under the note receivable arrangement which have been paid to Covol from Coaltech, have reduced the carrying amount of that asset. Accordingly, in the March 2000 quarter, Covol will recognize a gain of approximately $300,000 representing the interest on the note receivable which has not been recognized to date.

     Substantially all facilities and equipment held for sale and most of Covol's property, plant and equipment and license fees from the production and sale of synthetic fuel from owned and licensed synthetic fuel facilities are collateral for notes

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             ---------------------

     payable. The weighted average interest rate on notes payable was 7.9% at September 30, 1999 and 7.6% at December 31, 1999.

4.   Basic and Diluted Loss per Share

                                                                                               Three Months Ended
                                                                                       -----------------------------------
                                                                                         December 31,      December 31,
  (thousands of dollars and shares, except per-share data)                                   1998              1999
  ------------------------------------------------------------- ---------------------- ------------------ ----------------
  Numerator:
       Net loss                                                                                 $(4,558)         $(1,926)
       Preferred stock dividends (undeclared)                                                       (60)            (146)
       Imputed preferred stock dividends                                                             --              (58)
                                                                                       ------------------ ----------------
     Net loss attributable to common stockholders                                               $(4,618)         $(2,130)
                                                                                       ================== ================

  Denominator - weighted-average shares outstanding                                               11,976          13,610
                                                                                       ================== ================

  Basic and diluted loss per common share                                                        $(0.39)          $(0.16)
                                                                                       ================== ================

5.  Sale of Facilities

     Effective as of December 31, 1999, Covol sold one of the three remaining synthetic fuel facilities it owned. This facility was located in Price, Utah. Covol reported a gain on this transaction of approximately $5,341,000. Covol will also sell proprietary binder material used at the facility and will receive an ongoing royalty based upon production and sale of synthetic fuel from this facility. Net cash proceeds to Covol after payment of construction debt and certain other obligations were approximately $5,500,000.

     In January 2000, Covol sold a synthetic fuel facility located in North Fork, West Virginia and an option to acquire a licensee facility located in Nevada, to a major U.S. utility. Combined net cash proceeds to Covol after payment of related debt and other obligations were approximately $1,500,000. Covol will report a combined loss on these transactions of approximately $600,000 in the March 2000 quarter. Both facilities will be relocated to the purchaser's site and additional funds, totaling approximately $8,500,000, are due to Covol when the two facilities reach commercial operation at the new location, at which time the $8,500,000 will be recognized as revenue. Following receipt of the subsequent payment related to the relocation and commercial operation of the West Virginia facility, Covol has agreed to pay $2,000,000 to the current site owner and feedstock supplier to terminate those contractual relationships. Covol will provide binder used at both facilities and will receive future royalties based upon production and sale of synthetic fuel at the facilities.

     Also in January 2000, Covol executed a letter of intent with a major U.S. utility company for the sale of the remaining synthetic fuel facility owned by Covol. Covol believes execution of definitive agreements and funding of the sale should occur prior to March 31, 2000. Funds from the sale of this facility are expected to be sufficient to repay the debt incurred in the construction and operation of this facility, which debt has an outstanding balance of $9,191,000 at December 31, 1999. The debt is due June 30, 2000.

6.   Asset Write-offs and Other Non-recurring Charges

     Coaltech owns a synthetic fuel facility which is located on the same property as the facility that was sold by Covol in December 1999. As a result of the anticipated relocation of the facility owned by Coaltech, combined with the sale and relocation of Covol's owned facility and the Earthco Complaint, all of which relate to the same property site in Price, Utah (see Notes 5 and 8), Covol recorded in the December 1999 quarter an impairment charge of approximately $10,300,000. This impairment charge consisted of an approximate $8,100,000 writedown to net realizable value of certain plant and equipment which remains on the site and is now idle, plus an approximate $2,200,000 writeoff of an intangible asset which is no longer considered recoverable due to the relocation of the Coaltech facility.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             ---------------------

     Covol recorded other asset write-offs and non-recurring charges in the quarter ended December 31, 1999 which, when added to the charges described in the preceding paragraph, totaled approximately $11,021,000. Of this amount, approximately $10,412,000 did not involve the use of cash.

7.   Income Taxes

     In the quarter ended December 31, 1999, Covol reduced its deferred tax asset valuation allowance by $3,000,000. Covol believes it is more likely than not that this portion of its total deferred tax assets will be realized as a result of income resulting from the sale in January 2000 of a synthetic fuel facility and an option to acquire a synthetic fuel facility.

8.   Commitments and Contingencies

     Commitments and contingencies as of December 31, 1999 not disclosed elsewhere, are as follows.

     Included in accrued liabilities at September 30, 1999 and December 31, 1999 is $755,000 related to canceled construction contracts that contain a failure to proceed liability clause.

     In March 1997, Covol transferred the Utah Synfuel #1 facility to Coaltech. In connection with this transaction, Covol licensed Coaltech to use Covol's binder technologies for a non-refundable advance license fee of $1,400,000, which is being recognized as income through 2007, the contractual term of the license agreement of 2007, and a recurring license fee that is payable quarterly and that is based upon synthetic fuel produced and sold at the Utah facility by Coaltech. Covol contracted with Coaltech to operate the facility for which Covol received a quarterly fee, which is also based upon synthetic fuel produced and sold. The limited partners of Coaltech have an option wherein they can require Covol to repurchase this facility under certain conditions. This put option can be exercised if 1) none of the limited partners are able to utilize the federal income tax credits under
     Section 29 of the tax code, 2) the economic benefits accruing to or experienced by all of the Coaltech limited partners differ significantly from what was initially projected, or 3) there is a permanent force majeure or material damage or destruction of the Utah facility. If the put option is exercised prior to March 2000, the option price will be equal to the fair market value of the limited partnership interests of the optionees on a going concern basis, but in no event will the option price exceed 50% of the capital contributions paid to Covol by Coaltech. If the put option is exercised after March 2000, the option price will be $10. In accordance with generally accepted accounting principles and after discussions with the staff of the Securities and Exchange Commission, this transaction has not been reflected as a sale for accounting purposes. The original cost of the facility less cash payments received from Coaltech, is reflected in the consolidated balance sheet as a facility transferred under note receivable arrangement.

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

     In anticipation of a relocation of the Utah facility by Coaltech, on October 29, 1999 Covol received notification from the limited partners of Coaltech that they were effecting a retirement of Covol as the general partner of the partnership and were terminating Covol as operator of the Utah facility. The limited partners also assert that as a consequence of the retirement of Covol as general partner, Covol is deemed to have forfeited its 1% interest in the Partnership. The notification demands that Covol indemnify the limited partners for all of their losses, damages, payments, costs and expenses. Covol disputes the limited partners demands. On December 1, 1999, the parties entered into negotiations and as a result an interim standstill agreement was reached pursuant to which the limited partners and Covol have agreed not to pursue formal proceedings against each other pending the outcome of the current settlement negotiations. As more fully described in Note 3, in February 2000, Covol, Coaltech and one of the limited partners of Coaltech reached a settlement regarding both the note payable due to the limited partner from Covol and the note receivable due to Covol from Coaltech. It is likely that the ultimate outcome of these negotiations will result in relocation of the Utah facility to a new location and termination of contractual and operational activities between Covol and the limited partners with settlement payments materially consistent with amounts reflected in the accompanying consolidated financial statements. It is also expected that the limited partners

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             ---------------------

     will continue to purchase binder materials from Covol and use Covol's technology in the production of synthetic fuel when operations of the facility are resumed.

     In June 1996, Covol formed Alabama Synfuel #1, Ltd. to construct a synthetic fuel facility. In connection with the construction of this facility, Covol entered into a supply agreement for coal fines to be used at the facility. Covol assigned this agreement to the purchaser of the facility and accordingly, has no ongoing obligation. Covol has been paid for the coal fines sold to the facility purchaser but has a dispute with the provider of the coal fines for a portion of the coal fines Covol paid for. The resolution of this dispute is not expected to have a material impact on Covol.

     In September 1996, Covol entered into an agreement with Coalco Corporation whereby Coalco was to advise Covol with respect to the financing and sale of certain synthetic fuel manufacturing facilities. A dispute arose between Covol and Coalco about services rendered or to be rendered by Coalco and the amount and timing for payment for such services. A settlement was reached in November 1999 whereby Covol agreed to pay Coalco $1,500,000 plus a royalty based on the synthetic fuel sold from five licensee-owned facilities. Of the $1,500,000 to be paid, $469,000 was accrued as of September 30, 1999 and was paid in November 1999. An additional $279,000 was paid in December 1999 and $622,000 was paid subsequent to December 31, 1999 through February 4, 2000. The remaining balance of $130,000 is expected to be paid upon the receipt of cash proceeds from the future sale of the remaining synthetic fuel facility held for sale. Pelletco, an affiliate of Coalco, is a licensee of Covol.

     In March 1999, Covol entered into a financing transaction involving the issuance of convertible preferred stock and a convertible secured note (see
     Note 3). The transaction requires, among other things, (1) stockholder approval of the transaction, (2) registration of common stock into which the securities issued may be converted, and (3) achievement of earnings targets beginning in the first quarter of Covol's fiscal year 2000. Covol is preparing for a stockholder meeting to seek approval of the financing transaction. Covol filed the required registration statement on Form S-3 covering the March 1999 financing transaction and such registration statement has been declared effective. Failure to comply with this or other terms and conditions of these financing agreements could result in an increase in the interest rate, immediate convertibility, required escrow payments and possible immediate payment of outstanding amounts.

     Covol is negotiating for the sale of the one remaining owned synthetic fuel facility. Current negotiations contemplate the relocation of the facility by the purchaser. Covol may incur up to $3,000,000 in costs associated with relocation. Any costs paid by Covol will reduce the net proceeds and the gain recognized on the sale of the facility.

     In February 1997, Covol entered into a contract on a parcel of real property located near Price, Utah, in which Covol obtained certain possessory and related interests, Covol's primary purpose being to obtain a source of coal fines to serve as feedstock for a nearby synthetic fuel facility. In August 1999, Covol sent a notice of default to Earthco, alleging that Earthco had breached a material provision of the contract because Earthco did not have title to the property. Covol has refused to tender its August 1999 and November 1999 payments because of Earthco's breach. In addition, Covol contends that the quantity and/or quality of recoverable coal fines was substantially less than what Covol had understood when entering into the contract, thereby creating grounds to reform the terms of the contract. Earthco subsequently countered with allegations that Covol has breached its obligations under the contract, including failure to make the August 1999 payment.

     In November 1999, Covol was served with a Complaint in litigation pending in the Seventh Judicial District Court of Carbon County, Utah titled Nevada Electric Investment Company v. Earthco, et al. In the Complaint, Nevada Electric Investment Company (NEICO) alleges that it is the lawful owner of the property near Wellington, Utah described in Covol's lease from Earthco. NEICO seeks a declaratory judgement that Covol is not entitled to possession of the property due to the lack of ownership by Earthco. The Complaint also seeks further relief from Earthco. Covol received Earthco's Answer, Counterclaims and Cross-claim in December 1999. Earthco's cross-claim against Covol alleged breach of contract and requested substantial damages in an amount to be proven at trial but alleged to be in excess of $5,000,000. Covol filed its Reply and Cross-claim against Earthco in January 2000 denying Earthco's claims and asserting claims of misrepresentation, breach of lease, unjust enrichment, and related claims and for general and consequential damages in an

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             ---------------------

     amount to be proven at trial. The disputes among Covol, Earthco and NEICO are at an early stage and resolution is uncertain. Covol intends to defend against claims and prosecute its own claims vigorously.

     During the quarter ended December 31, 1999, Covol recorded approximately $3,000,000 of license fee revenues from a single licensee that owns four synthetic fuel facilities that use Covol's proprietary binder technology. These revenues represent production and sales of synthetic fuel at these facilities primarily between June and December 1999 and were only recently reported by this licensee. Covol and this licensee are discussing the ongoing license fee arrangements. These discussions could result in a reduction of future license fees, but Covol and the licensee have not yet agreed to any changes in the license fee agreements.

     In January 2000, Covol received a letter from Nasdaq informing Covol that it may not meet continued listing requirements of the Nasdaq Stock Market. Covol has responded to Nasdaq indicating why it believes the listing should be continued and that it expects to be in compliance with all listing requirements by March 31, 2000 or shortly thereafter and is awaiting a response from Nasdaq.

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

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998

Revenues. Total revenues for the three months ended December 31, 1999 ("1999") increased by $9,667,000 to $11,049,000 as compared to $1,382,000 for the three months ended December 31, 1998 ("1998"). During 1999, Covol recognized license fees totaling $4,036,000 while $701,000 of license fees were recognized during 1998. The license fees in 1999 consisted of the straight-line amortization of one-time non-refundable initial license fees of $230,000 and recurring earned license fees or royalty payments of $3,806,000. License fees in 1998 consisted of the straight-line amortization of one-time non-refundable initial license fees of $226,000 and recurring license fees or royalty payments of $475,000. Initial license fees are not expected to increase in future periods and are recognized on a straight-line basis over the period covered by Covol's license agreements with licensees. Recurring earned license fees or royalty payments, which over the long term are expected to increase in future periods, are due quarterly based upon synthetic fuel produced and sold as reported to Covol by its licensees. The increase in 1999 earned license fees was due in part to a single licensee that only recently reported a significant increase in sales of synthetic fuel in the last half of calendar 1999. Covol and this licensee are discussing the ongoing license fee arrangements. These discussions could result in a reduction of future license fees, but Covol and the licensee have not yet agreed to any changes in the license fee agreements.

Covol provides binder material to its licensees either at a fixed price or at Covol's cost plus a contracted markup. Covol purchases the binder materials under a long-term contract with a large chemical company. Binder sales during 1999 were $1,352,000 with a corresponding direct cost to Covol of $860,000. Binder sales during 1998 were $533,000 with a corresponding direct cost to Covol of $376,000. The increase in binder sales in 1999 over 1998 was due to increased synthetic fuel production by Covol's licensees.

Covol expects continuing increases during 2000 of production of synthetic fuel by its licensees as licensees move toward full production levels with a corresponding increase in earned license fees or royalty payments and sales of binder products. However, Covol cannot assure increases in license fees, royalty payments and binder sales because Covol is dependent upon its licensees ability to successfully obtain adequate feedstock coal fines, process fines into synthetic fuel, and develop markets for synthetic fuel now and in the future. Covol believes that its licensees have made significant progress in these areas during 1999 but continued success cannot be assured.

Synthetic fuel is a relatively new product and competes with standard coal products. Industrial coal users must be satisfied that the synthetic fuel is a suitable substitute for standard coal products. Moisture content, hardness, special handling requirements and other characteristics of the synthetic fuel product may affect its marketability and its sales price. Many industrial coal users are also limited in the amount of synthetic fuel product they can purchase because they have committed to purchase a substantial portion of their coal requirements through long-term coal contracts already in place. Reliance on spot markets and the overall downward trend in coal prices have generally produced lower sales prices as compared to long-term coal supply contracts common in the utility industry. Market acceptance of the synthetic fuel product appears to have improved during 1999 even though Covol's owned facilities and its licensees have only been able to secure long-term contracts for the sale of a small portion of their production. The suitability of synthetic fuel as a coal substitute, particularly the quality characteristics of synthetic fuel, and the traditional long-term supply contract practices of fuel buying in the utility industry, have made the acceptance of synthetic fuel by potential purchaser's difficult. Covol has tried to solve this problem by identifying buyers for its owned facilities that are either consumers of coal or who have access to long-term coal contracts. Synthetic fuel is a coal substitute and the market and price are as broad and varied as the coal market itself. The US coal market exceeds one billion tons annually, and the prices range from approximately $12 to $35 per ton in the areas where facilities using the Covol technology are located. Prices are dependent on many factors, including Btu content, ash and sulfur content, moisture, location, etc. Covol believes that initial market resistance for synthetic fuel has decreased and believes long-term contracts can now be secured allowing Covol and its licensees to market the synthetic fuel they produce at prices similar to coal. Section 29 of the Internal Revenue Code provides a tax credit for the production and sale of qualified synthetic fuel. Covol and Covol's licensees have received numerous private letter rulings from the IRS in which the IRS agrees that synthetic fuel manufactured using Covol's technology qualifies for the Section 29 tax credits. Covol is aware of at least eight private letter rulings issued by the IRS that cover Covol's technology. Based upon the language of Section 29 and private letter rulings issued by the IRS to Covol and Covol's licensees, Covol believes the synthetic fuel facilities were built and completed by June 30, 1998 and are therefore eligible for Section 29 tax credits. See ITEM 1. BUSINESS--Tax Credits in Covol's Annual Report on Form 10-K for the year ended September 30, 1999 for an explanation of qualifications for Section 29 tax credits.

The synthetic fuel facilities that qualify for tax credits under Section 29 of the tax code receive economic benefits from the tax credits in addition to the benefits from operations. Section 29 expires on December 31, 2007 after which tax credits will not be available to the synthetic fuel facilities. In order to remain competitive and commercially viable after 2007, Covol and its licensees must manage their costs of production and feedstock, and must also develop the market for synthetic fuel with prices comparable to coal. Covol has developed and patented technologies related to the briquetting of wastes and by-products from the coal, coke and steel industries and has also tested in the laboratory the briquetting of other materials. To date, however, Covol has only commercialized the coal-based synthetic fuel application. The other applications have not been commercialized or proven out in full-scale operations. The level of success Covol has in commercializing these other applications will directly impact Covol's future success and its ability to expand operations beyond the coal applications.

Gain on sale of facility. In 1999, Covol sold one of the three remaining synthetic fuel facilities it owned. This facility was located in Price, Utah. Covol reported a gain on this transaction of approximately $5,341,000. There were no sales of synthetic fuel facilities in 1998, however Covol sold a facility in August 1999 and sold a facility and an option to acquire a facility in January 2000 (see Note 5 to the consolidated financial statements).

Operating Costs and Expenses. Operating costs and expenses increased by $9,315,000 to $14,428,000 during 1999 from $5,113,000 during 1998. Cost of coal briquetting operations decreased $2,057,000 from $3,646,000 during 1998 to $1,589,000 during 1999. During 1999, Covol incurred significantly lower operating expenses in connection with the continued refinement and implementation of the briquetting process associated with the 24 facilities placed in service during 1998, and in particular the operating costs of the facilities owned by Covol which have now been sold or are being held for sale. The expenses primarily related to labor and operating expenses at the Covol synthetic fuel facilities and the wash plant located in Utah, losses related to the writedown of inventory purchased from Coaltech, and costs incurred in providing assistance to Covol's licensees in resolving ramp-up issues at their synthetic fuel facilities. Covol expects the cost of coal briquetting operations to continue to decrease in 2000 as compared to 1999 levels. Covol sold one facility in August 1999, another in December 1999 and a third in January 2000. The remaining facility is expected to be sold in early 2000.

Until October 1999, Covol operated one of the synthetic fuel facilities for Coaltech, a partnership for which Covol was the general partner. Under the operating agreement, Covol was contractually obligated to purchase all of the synthetic fuel produced at cost plus $1 per ton. Production of synthetic fuel from this facility during 1999 and 1998 was not significant and accordingly, the cost per ton was significantly in excess of the current market value. These costs and the corresponding write-down of this inventory to its market value are included in the cost of coal briquetting operations. The write-down was approximately $55,000 during 1999 and $1,150,000 during 1998. Covol operated the Coaltech Utah facility at a loss because of the need to gain operating experience (it was the first synthetic fuel facility Covol built and operated), test alternative production methods, maintain operational status for Section 29 qualification, maintain the relationship with AJ Gallagher, an owner of the Utah facility who is a major licensee and partner of Covol, and other related business reasons. In October, 1999, Covol received notification from the limited partners of Coaltech that they were effecting a retirement of Covol as the general partner and were terminating Covol as operator of the Utah facility. Covol and Coaltech are in negotiations to resolve the situation, including a likely termination of the supply and purchase agreement. In February 2000, Covol, Coaltech and one of the limited partners of Coaltech reached a settlement regarding both the note payable due to the limited partner from Covol and the note receivable due to Covol from Coaltech. Final settlement payments are expected to be materially consistent with amounts reflected in the accompanying consolidated financial statements. It is also expected that the limited partners will continue to purchase binder materials from Covol and use Covol's technology in the production of synthetic fuel when operations of the Utah facility are resumed (see Note 8 to the consolidated financial statements).

Asset write-offs and other non-recurring charges. Coaltech owns a synthetic fuel facility which is located on the same property as the facility that was sold by Covol in December 1999. As a result of the anticipated relocation of the facility owned by Coaltech, combined with the sale and relocation of Covol's owned facility, all of which relate to the same property site in Price, Utah (see Notes 5 and 8), Covol recorded in the December 1999 quarter an impairment charge of approximately $10,300,000. This impairment charge consisted of an approximate $8,100,000 writedown to net realizable value of certain plant and equipment which remains on the site and is now idle, plus an approximate $2,200,000 writeoff of an intangible asset which is no longer considered recoverable due to the relocation of the Coaltech facility.

Covol recorded other asset write-offs and non-recurring charges in the quarter ended December 31, 1999 which, when added to the charges described in the preceding paragraph, totaled approximately $11,021,000. Of this amount, approximately $10,412,000 did not involve the use of cash.

Selling, general and administrative expenses decreased $17,000 or 2% to $912,000 during 1999 from $929,000 for 1998. The largest components of selling, general and administrative expenses for both 1999 and 1998 were payroll, professional services and travel expenses. Payroll costs increased approximately $100,000, while professional services and travel expenses decreased approximately $100,000 from 1998 to 1999. Changes in other categories from year to year were not material.

Compensation expense from stock options decreased $116,000 to $46,000 for 1999 from $162,000 for 1998. This expense relates to options granted in prior periods that vest over several years and the compensation value that is being recognized as an expense over the vesting period. During the fiscal year ended September 30, 1999, Covol terminated several employees to whom compensatory stock options were granted in prior years. These stock options were not forfeited upon termination, resulting in the write off of the unamortized deferred compensation related to these individuals. As a result of the write-off, amortization expense has decreased and will continue below fiscal 1999 levels in the remainder of fiscal year 2000.

Other Income and Expense. During 1999, Covol had net other expenses of $1,547,000 compared to $827,000 for 1998. This increase of $720,000 relates primarily to a negative variance in interest expense of $1,019,000 and positive variances between periods of $279,000 in the mark-to-market adjustment of the carrying value of a related party note receivable collateralized by Covol common stock and $44,000 in interest income.

Interest expense increased in 1999 due to the higher level of debt which existed in 1999 as compared to 1998, most notably as a result of the convertible debt issued at a discount during March 1999. Interest expense of $1,150,000 in 1999 consisted of amortization of debt discount and debt issuance costs, while only $82,000 of interest expense in 1998 consisted of amortization of debt discount and debt issuance costs. Interest expense is expected to decrease as a result of repayments of debt related to the sale of facilities in late 1999 and 2000 and the redemptions of convertible debt in January 2000 (see Note 2 to the consolidated financial statements).

During 1996, Covol sold certain construction companies and received as consideration a $5,000,000 note receivable (Note). The Note is marked to market each quarter based upon the market value of Covol's common stock held as collateral and is reflected in the consolidated balance sheet at the underlying value of this collateral, $108,000 at December 31, 1999. This adjustment resulted in a write-down of $292,000 during 1999, compared to a write-down of $571,000 during 1998, for a variance of $279,000. Interest income of $515,000 was recognized in both 1999 and 1998 on this Note.

Income Taxes. In the quarter ended December 31, 1999, Covol reduced its deferred tax asset valuation allowance by $3,000,000. Covol believes it is more likely than not that this portion of its total deferred tax assets will be realized as a result of income resulting from the sale in January 2000 of a synthetic fuel facility and an option to acquire a synthetic fuel facility. Covol did not recognize any income tax benefit in 1998.

Net Loss. For 1999, the net loss of $1,926,000 represents a change of $2,632,000 from the net loss of $4,558,000 in 1998. This is primarily due to increased revenues, especially license fees and the gain on sale of facility, the reduction in cost of coal briquetting operations, recognition of the income tax benefit, offset by the 1999 asset write-offs and other non-recurring charges and the increase in interest expense.

Liquidity and Capital Resources

Liquidity. During 1998, Covol and its licensees completed the construction of and began operations at 24 synthetic fuel facilities. Covol owned four facilities which it held for sale during calendar 1999. One facility was sold in August 1999, another was sold in December 1999 and a third was sold in January
2000. Covol currently owns one facility which is being offered for sale and anticipates the sale of this facility in early 2000. Proceeds from the sale of facilities have been used to retire debt that was incurred principally in connection with the construction and operation of the facilities and for working capital needs. Total operating expenses associated with the three owned facilities operated during the quarter ended December 31, 1999 approximated $230,000 per month. These operating expenses fluctuate depending on the level of activity at the owned facilities.

Net cash used in operating activities for the three months ended December 31, 1999 ("1999") was $2,207,000 compared to $4,222,000 of cash used during the three months ended December 31, 1998 ("1998"). Most of this change in cash flow from operations is attributable to the 1999 net loss of $1,926,000 as compared to $4,558,000 in 1998. Covol has been able to fund its operating activities, including the continued refinement and commercialization of its patented binder technologies, through the issuance of debt and equity securities and the sale of a facility. During 1999, proceeds from the sale of facility were approximately $9,497,000 and net proceeds from the issuance of notes payable and common stock warrants totaled approximately $2,758,000. Approximately $2,954,000 of notes payable were repaid during 1999.

Capital Resources. During 1999, with the exception of the sale of the facility, Covol's investing activities were not significant. Investing activities in 1998 consisted primarily of the purchase of property, plant and equipment and facilities held for resale, with most of the funds for these activities coming from the issuance of notes payable and equity securities. Covol believes that funds required for investing activities will continue to be significantly lower during fiscal 2000 as compared to fiscal 1999. Covol has no current plans to construct additional synthetic fuel facilities or to incur significant costs to acquire property, plant and equipment.

There are 24 synthetic fuel plants that currently utilize Covol's patented technology and from which Covol intends to earn license fees and / or profits from the sale of binder. There are four facilities that use an alternative technology that Covol acquired in early fiscal 1999. In the aggregate, these facilities do not presently operate at levels needed to generate significant revenues to Covol. Improved operations at the plants depend on the ability of the plant owners to produce synthetic fuel that meets market specifications in order for the plant owners to market the synthetic fuel. Covol is assisting the plant owners in their efforts to overcome production and marketing problems. Covol anticipates that recurring license fees or royalties from the production and sale of synthetic fuel will continue to increase during 2000 and beyond. As production levels increase, sales of the binder materials by Covol to its licensees are expected to increase proportionately. Funds received by Covol from these activities are expected to be sufficient to cover Covol's operating costs and expenses at some point during 2000.

In order for operating activities to produce significant positive cash flow, Covol and its licensees must successfully address certain operating issues and marketing difficulties. These difficulties have delayed Covol's expected growth in license fees, and have resulted in lower than expected cash flows and higher than expected capital requirements. Operating issues which must be addressed include, but are not limited to, feedstock availability, moisture content, Btu content, correct application of binder formulation, operability of equipment, product durability, resistance to water absorption and overall costs of operations, which in many cases to date have resulted in unit costs in excess of synthetic fuel sale prices. Marketing difficulties which must be addressed relate to market acceptance of products manufactured using Covol's technology. Industrial coal users must be satisfied that the synthetic fuel is a suitable substitute for standard coal products. Moisture content, hardness, special handling requirements and other characteristics of the synthetic fuel product may affect its marketability and its sales price. Many industrial coal users are also limited in the amount of synthetic fuel product they can purchase from Covol and its licensees because they have committed to purchase a substantial portion of their coal requirements through long-term coal contracts already in place. Reliance on spot markets and the overall downward trend in coal prices have generally produced lower sales prices as compared to long-term coal supply contracts common in the utility industry. Market acceptance of the synthetic fuel product appears to have improved during 1999 even though Covol's owned facilities and its licensees have only been able to secure long-term contracts for the sale of a small portion of their production. The suitability of synthetic fuel as a coal substitute, particularly the quality characteristics of synthetic fuel, and the traditional long-term supply contract practices of fuel buying in the utility industry, have made the identification of purchaser's of synthetic fuel difficult. Covol believes that initial market resistance for synthetic fuel has decreased and believes long-term contracts can now be secured allowing Covol and its licensees to market the synthetic fuel they produce at prices similar to coal.

In addition to the operating results for the quarter ended December 31, 1999, Covol incurred a net loss for the year ended September 30, 1999 of $28,393,000 and used $17,516,000 of cash in its operating activities for the year. As discussed in Note 3, Covol has $17,746,000 of long-term debt that becomes due during the 12 months ending December 31, 2000. In addition, Covol's convertible note payable with a face amount of $20,000,000 and related redeemable convertible preferred stock with an aggregate liquidation preference of approximately $5,700,000 at December 31, 1999 contain certain provisions including an increase in the interest rate, immediate convertibility, required escrow payments and possible immediate payment of outstanding amounts in the event of a default by Covol. Such an event could include a failure of Covol's shareholders to approve the issuance of the convertible debt and convertible preferred stock by March 31, 2000 or failure of Covol to achieve the targeted earnings levels. Covol believes that the earnings target was met for the quarter ended December 31, 1999 and expects continued compliance during the remaining quarters of fiscal 2000. Covol and a third-party solicitor have been actively contacting shareholders in an effort to obtain approval for this transaction.

Covol funded its operations during the quarter ended December 31, 1999 and during the past fiscal year primarily through the issuance of debt and equity securities and the sale of synthetic fuel facilities. Covol believes that there are several alternatives available that will provide the working capital necessary to meet operational requirements and debt payments as they become due, including proceeds from the sale of its remaining facility held for sale, funds receivable upon reaching performance milestones related to a synthetic fuel facility sold in August 1999 and the facility and option sold in January 2000 (see Note 5), funds from operations, and only if no other alternatives exist, additional financing. Covol believes that if necessary, it will be able to extend the repayment terms of its debt and that future proceeds from the sale of facilities will be sufficient to fund Covol's operations until its operating activities begin producing positive cash flow.

Forward Looking Statements

Statements in this Report regarding Covol's expectations as to the receipt of licensing and royalty fees, the receipt of fees for sale of binder materials, reduction in operating expenses, ability to extend or refinance debt, compliance with debt covenants, and other information presented herein that are not purely historical by nature, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Covol believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting Covol's industry or the coal industry or the economy generally, factors which could cause actual results to differ from expectations set forth in the above-identified forward looking statements include, in part, the following:

o the ability of Covol and its licensees to resolve the operational and marketing issues described above;
o the ability of licensees to produce and sell synthetic fuel at or near the rated capacity of the synthetic fuel facilities and willingness and ability of licensees to make timely payments for binder materials purchased and royalty amounts due;
o the ability to obtain needed additional capital on terms acceptable to Covol;
o changes in governmental regulation or failure to comply with existing regulation which may result in operational shutdowns of its facilities;
o the availability of tax credits under Section 29 of the tax code and qualification of facilities currently in service; and
o        the ability to resolve contingencies.

See ITEM 1. BUSINESS Forward Looking Statements in Covol's Annual Report on Form 10-K for the year ended September 30, 1999 for a description of additional factors which could cause actual results to differ from expectations.

Other Items

Covol has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of Covol. Based on that review, Covol believes that none of these pronouncements will have any significant effects on current or future financial position or results of operations.


                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See ITEM 3: LEGAL PROCEEDINGS in Covol's Annual Report on Form 10-K for the year ended September 30, 1999 for descriptions of current legal proceedings. No material changes have occurred since that report was filed.

ITEM 2.     CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

The following sets forth all securities issued by Covol within the past fiscal quarter without registering the securities under the Securities Act of 1933, as amended. No underwriters were involved in any stock issuances.

Covol believes that the following issuances of shares of common stock, or securities exercisable for or convertible into shares of common stock, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the exemption set forth in Section 4(2) or 4(6) thereof or Regulation D promulgated thereunder and the certificate for each security bears a restrictive legend. Each investor made representations to Covol that it was accredited as that term is defined in Regulation D and that the security was acquired for investment purposes.

Reference is made to the conversions of series C and series D preferred stock; to the issuance of convertible debt and subsequent conversions and redemptions of certain convertible debt; and to the amendments to the terms of certain options and warrants for the purchase of common stock, all as described in Note 2 to the consolidated financial statements.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are included herein:

         10.66 Assignment and Amendment Agreement with Covol, Utah Synfuel #1 Ltd., AJG Financial Services, Inc., and Coaltech No. 1 L.P.

         27.1     Financial Data Schedule

(b) A report on Form 8-K was filed on November 10, 1999 for an event dated November 1, 1999. In addition, a Form 8-K was filed on January 24, 2000 related to two events dated December 31, 1999 and January 18, 2000. The events reported in both Forms 8-K were reported under Item 5 Other Events.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      COVOL TECHNOLOGIES, INC.



Date:  February 10, 2000              By: /s/ Kirk A. Benson
                                         ---------------------------------------
                                         Kirk A. Benson, Chief Executive Officer
                                         and Principal Executive Officer



Date:  February 10, 2000              By: /s/ Steven G. Stewart
                                         ---------------------------------------
                                         Steven G. Stewart, Chief Financial
                                         Officer and Principal Financial Officer