Form 10-Q
period 2000-03-31
COVOL TECHNOLOGIES INC
filed 2000-05-10
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

                  For the quarterly period ended March 31, 2000

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the Registrant's common stock as of May 8, 2000 was 23,415,200.

                            COVOL TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                                                        Page No.

PART I - FINANCIAL INFORMATION

     ITEM 1.   CONSOLIDATED FINANCIAL INFORMATION (Unaudited):
               Consolidated Balance Sheets - As of September 30, 1999
                 and March 31, 2000......................................... 3
               Consolidated Statements of Operations - For the three
                 months ended March 31, 1999 and 2000 and the six months
                 ended March 31, 1999 and 2000.............................. 5
               Consolidated Statement of Changes in Stockholders'
                 Equity (Deficit) - For the six months ended March
                 31, 2000................................................... 6
               Consolidated Statements of Cash Flows - For the six
                 months ended March 31, 1999 and 2000....................... 7
               Notes to Consolidated Financial Statements................... 8

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS.................................. 15


PART II - OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS........................................... 20

     ITEM 2.   CHANGES IN SECURITIES....................................... 20

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES............................. 20

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......... 20

     ITEM 5.   OTHER INFORMATION........................................... 20

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................ 20


SIGNATURES................................................................. 21


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

ITEM 1.   CONSOLIDATED FINANCIAL INFORMATION (Unaudited)


                                         COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED BALANCE SHEETS
                                                         (Unaudited)

                                                                                              September 30,         March 31,
(thousands of dollars)                                                                                1999             2000
------------------------------------------------------------------------------------------- ---------------- -----------------
ASSETS

Current assets:
     Cash and cash equivalents                                                                        $ 461           $ 9,172
     Receivables                                                                                      3,155             8,766
     Due from related party                                                                           2,722             2,986
     Inventories                                                                                        573                --
     Facilities and equipment held for sale                                                          20,139            10,035
     Prepaid expenses and other current assets                                                           19               279
     Deferred income taxes                                                                               --             3,000
                                                                                            ---------------- -----------------
            Total current assets                                                                     27,069            34,238
                                                                                            ---------------- -----------------

Property, plant and equipment, net of accumulated depreciation                                       14,182             3,661
                                                                                            ---------------- -----------------

Other assets:
     Restricted cash and investments                                                                    843               846
     Facility-dependent note and accrued interest receivable                                          7,879             8,365
     Facility transferred under note receivable arrangement                                           2,641                --
     Intangible assets, net of accumulated amortization                                               3,647             1,305
     Deposits and other assets                                                                        1,834             1,403
                                                                                            ---------------- -----------------
            Total other assets                                                                       16,844            11,919
                                                                                            ---------------- -----------------

Total assets                                                                                        $58,095           $49,818
                                                                                            ================ =================

                                   (continued)

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                                         COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEETS, continued
                                                        (Unaudited)


                                                                                              September 30,        March 31,
(thousands of dollars and shares)                                                                    1999             2000
-------------------------------------------------------------------------------------------- --------------- ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                                                               $ 1,179            $ 945
     Due to related party                                                                             2,706            2,915
     Accrued interest payable, current                                                                1,452              256
     Accrued liabilities                                                                              2,905            3,042
     Notes payable, current                                                                          20,626           11,380
                                                                                             --------------- ----------------
            Total current liabilities                                                                28,868           18,538

Long-term liabilities:
     Notes payable, non-current                                                                      17,887           15,357
     Accrued interest payable, non-current                                                              210               --
     Deferred revenues from advance license fees                                                      7,501            7,040
     Deferred compensation                                                                              208              174
                                                                                             --------------- ----------------
            Total long-term liabilities                                                              25,806           22,571
                                                                                             --------------- ----------------
            Total liabilities                                                                        54,674           41,109
                                                                                             --------------- ----------------

Minority interest in consolidated subsidiaries                                                          117               --
                                                                                             --------------- ----------------
Commitments and contingencies (Note 8)

Redeemable convertible preferred stock, $0.001 par value, issued and outstanding 60 shares
     at September 30, 1999 and 0 shares at March 31, 2000                                             4,332               --
                                                                                             --------------- ----------------
Stockholders' equity (deficit):
     Convertible  preferred stock,  $0.001 par value;  authorized 10,000 shares, issued and  outstanding  17 shares at September  30, 1999 and 55 shares at
         March 31, 2000 (aggregate liquidation preference of $7,415 at March 31, 2000)                    1                1
     Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding
         12,766 shares at September 30, 1999 and 21,701 shares at March 31, 2000                         13               22
     Capital in excess of par value                                                                  78,457           83,626
     Accumulated deficit                                                                            (71,713)         (73,541)
     Notes and interest receivable - related parties, from issuance of, or collateralized
          by, common stock, net of allowance                                                         (6,564)            (269)
     Deferred compensation from stock options                                                        (1,222)          (1,130)
                                                                                             --------------- ----------------
            Total stockholders' equity (deficit)                                                     (1,028)            8,709
                                                                                             --------------- ----------------

Total liabilities and stockholders' equity (deficit)                                                 $58,095          $49,818
                                                                                             =============== ================

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                                         COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (Unaudited)

                                                                  Three Months Ended March 31,        Six Months Ended March 31,
(thousands of dollars, except per-share data)                             1999            2000            1999              2000
---------------------------------------------------------------------------------------------------------------------------------
Revenues:
     License fees                                                        $ 546         $ 4,798         $ 1,247           $ 8,833
     Binder sales                                                          423           1,883             956             3,236
     Gain on sale of facility                                               --              --              --             5,341
     Gains on non-recurring transactions                                    --           1,079              --             1,079
     Other                                                                 174             139             322               459
                                                              -------------------------------------------------------------------
          Total revenues                                                 1,143           7,899           2,525            18,948
                                                              -------------------------------------------------------------------
Operating costs and expenses:
     Cost of coal briquetting operations                                 2,553             700           6,199             2,289
     Cost of binder                                                        274           1,367             650             2,228
     Loss on sale of facilities, net                                        --             598              --               598
     Asset write-offs and other non-recurring charges                      556             841             556            11,862
     Selling, general and administrative                                 1,233           1,085           2,162             1,996
     Compensation expense from stock options                               163              46             325                92
                                                              -------------------------------------------------------------------
        Total operating costs and expenses                               4,779           4,637           9,892            19,065
                                                              -------------------------------------------------------------------
Operating income (loss)                                                (3,636)           3,262         (7,367)             (117)
                                                              -------------------------------------------------------------------

Other income (expense):
     Interest income                                                       234             310             990             1,110
     Interest expense                                                  (1,377)         (1,711)         (2,413)           (3,766)
     Write-up (write-down) of notes receivable - related
        parties,  collateralized by common stock                         (178)             161           (749)             (131)
     Other, net                                                          (100)             115            (76)               115
                                                              -------------------------------------------------------------------
          Total other income (expense)                                 (1,421)         (1,125)         (2,248)           (2,672)
                                                              -------------------------------------------------------------------

Income (loss) before income taxes and extraordinary item               (5,057)           2,137         (9,615)           (2,789)

Income tax benefit                                                          --              --              --           (3,000)
                                                              -------------------------------------------------------------------

Income (loss) before extraordinary item                                (5,057)           2,137         (9,615)               211

Extraordinary loss on early extinguishment of debt                          --         (1,823)              --           (1,823)
                                                              -------------------------------------------------------------------

Net income (loss)                                                     $(5,057)           $ 314        $(9,615)          $(1,612)
                                                              ===================================================================

Basic and diluted income (loss) per common share                        $(.41)            $.01          $(.80)            $(.12)
                                                              ===================================================================

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     For the Six Months Ended March 31, 2000
                                   (Unaudited)

                                                                                                 Notes and
                                                                                                  interest
                                                                                                 receivable-
                                                                                                  related
                                                                                                parties, from
                              Convertible                                                        issuance of,
                              Preferred            Common                                        or collater-      Deferred
                                Stock              Stock               Capital                      alized       compensation
(thousands of dollars      --------------------------------------     in excess    Accumulated    by, common      from stock
and shares)                Shares    Amount   Shares      Amount     of par value    deficit        stock           options
-----------------------------------------------------------------------------------------------------------------------------
Balances at
 September 30, 1999           17       $1     12,766       $13         $78,457       $(71,713)      $(6,564)        $(1,222)

Preferred stock
 cash dividends                                                                          (205)

Common stock issued
 on conversion of
 redeemable convertible
 and convertible
 preferred stock and in
 payment of dividends         --       --      2,662         3           1,631           (11)

Reclassification of
 redeemable convertible
 preferred stock to
 convertible preferred
 stock                        38       --                                2,710

Common stock issued
 for cash                                      3,629         4           4,662

Common stock issued
 on conversion of
 convertible debt                              2,540         2           1,114

Common stock issued
 in connection with
 redemption of                                   214        --             256
 debt

Common stock issued
 for cash and in
 connection with
 cashless exercise
 of warrants                                     646         1             202

Value of common
 stock warrants
 issued in connection
 with convertible debt
 financing                                        --        --             468

Value of extended
 common stock warrants
 and repriced stock
 options issued in
 connection with debt
 financing                                        --        --              70

Cancellation of
 notes receivable -
 related parties and
 common stock
 collateralizing the
 notes                                          (756)       (1)         (5,944)                       6,164

Write-down of notes
 receivable - related
 parties                                                                                                131

Amortization of
 deferred compensation
 from stock options                                                                                                      92

Net loss for the
 six months ended
 March 31, 2000                                                                        (1,612)
                        -----------------------------------------------------------------------------------------------------
Balances at
 March 31, 2000               55       $1     21,701       $22         $83,626      $(73,541)         $(269)       $(1,130)
                        ====================================================================================================

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   ----------

                                                                                                      Six Months Ended March 31,
     (thousands of dollars)                                                                                   1999          2000
------------------------------------------------------------------------------------------------- ----------------- -------------
     Cash flows from operating activities:
     Net loss                                                                                              $(9,615)      $(1,612)
     Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                                       845           749
           Recognition of deferred revenue from advance license fees                                          (453)         (461)
           Deferred income taxes                                                                                --        (3,000)
           Gain on sale of facilities, net                                                                      --        (4,743)
           Loss (gain) on disposition of equipment                                                             103           (57)
           Gains on non-recurring transactions                                                                  --        (1,079)
           Asset write-offs and other non-recurring charges                                                    556        10,631
           Amortization of deferred compensation from stock options                                            325            92
           Interest expense related to amortization of debt discount and debt issuance costs                   326         2,272
           Extraordinary loss on early extinguishment of debt                                                   --         1,823
           Write-down of notes receivable - related parties                                                    749           131
           Decrease from changes in operating assets and liabilities                                        (2,688)       (6,860)
                                                                                                  ----------------- -------------
   Net cash used in operating activities                                                                    (9,852)       (2,114)
                                                                                                  ----------------- -------------

   Cash flows from investing activities:
        Proceeds from sale of facilities and equipment                                                         170        18,089
        Purchase of property, plant and equipment and facilities held for sale                                (323)         (551)
        Purchase of rights to technology and other assets                                                     (128)          (75)
        Decrease (increase) in restricted cash and in deposits collateralizing letters of credit                50            (3)
        Proceeds from facility transferred under note receivable arrangement                                   261            --
                                                                                                  ----------------- -------------
   Net cash provided by investing activities                                                                    30        17,460
                                                                                                  ----------------- -------------

   Cash flows from financing activities:
        Proceeds from issuance of notes payable and warrants, net                                           10,498         2,980
        Payments on notes payable, including redemption premiums                                            (4,692)      (14,279)
        Proceeds from issuance of common stock and warrants, net                                             3,774         4,666
        Proceeds from issuance of preferred stock and warrants, net                                          6,394            --
        Preferred stock dividends                                                                               --          (205)
        Proceeds from exercise of warrants                                                                      --           203
                                                                                                  ----------------- -------------
   Net cash provided by (used in) financing activities                                                      15,974        (6,635)
                                                                                                  ----------------- -------------

   Net increase in cash and cash equivalents                                                                 6,152         8,711

   Cash and cash equivalents, beginning of period                                                              727           461
                                                                                                  ----------------- -------------

   Cash and cash equivalents, end of period                                                                $ 6,879       $ 9,172
                                                                                                  ================= =============


   Supplemental schedule of non-cash investing and financing activities:
        Cancellation of notes receivable - related parties and the common stock collateralizing              $  --        $6,164
           the notes
        Reclassification of redeemable convertible preferred stock to convertible preferred                     --         2,710
           stock
        Common stock issued on conversion of redeemable convertible and convertible preferred
           stock and in payment of dividends                                                                 2,159         1,634
        Common stock issued on conversion of convertible debt                                                   --         1,116
        Common stock issued to purchase minority interests in subsidiaries                                     519            --
        Common stock issued for rights to technology                                                           375            --
        Notes payable issued for equipment and rights to technology                                            640            --

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------


1.   Nature of Operations and Basis of Presentation

     Covol Technologies, Inc. and its Subsidiaries' ("Covol") primary business is to commercialize its proprietary binder technologies which are used to recycle waste by-products from the coal, steel and other industries into marketable fuel and resources. Through June 1998, Covol's focus was on the construction of facilities and the licensing of its binder technologies to entities that constructed facilities that convert coal fines into synthetic fuel briquettes. Currently, Covol's licensees are operating 28 facilities in ten states at various levels of production. There are 24 synthetic fuel plants that utilize Covol's patented technology and four additional facilities that use an alternative technology that Covol acquired in early fiscal 1999. During 1999 and 2000, Covol has been actively pursuing the sale of its four owned facilities and the licensing of its technology to the buyers, which sales and licensing were completed in August 1999, December 1999, January 2000 and April 2000, respectively (see Note 5). Covol has no current plans to construct additional synthetic fuel facilities.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments, except the extraordinary loss on early extinguishment of debt (see Note 2) and the items described in Note 6, consist of normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Covol's Annual Report on Form 10-K for the year ended September 30, 1999 and in Covol's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999. Certain prior period amounts have been reclassified to conform with the current period's presentation. The reclassifications had no effect on net loss, total assets or total liabilities.

2.   Financing and other Equity Transactions

     During and subsequent to the quarter ended March 31, 2000, Covol completed several transactions, including the following.

     Convertible Debt

     In January 2000, Covol redeemed all of the convertible debt issued from September 1999 through December 1999. The redemption consideration given included approximately $1,000,000 in redemption premiums plus approximately 214,000 shares of common stock. The loss recognized as a result of the redemption consideration paid plus the acceleration of amortization of the unamortized debt discount and debt issuance costs totaled approximately
     $1,823,000. This loss is reflected as an extraordinary item in the Consolidated Statements of Operations as required by generally accepted accounting principles ("GAAP").

     In April 2000, Covol and the holder of the $20,000,000 convertible debt amended the terms of the convertible secured note. The revised terms call for i) a change in the due date to September 2001, and ii) changes in the provisions for early redemption, including a reduction in the amount of the cash required to be paid upon early redemption, and new mandatory redemption requirements upon the receipt by Covol of certain deferred payments from the sales of synthetic fuel facilities which occurred in August 1999 and January 2000 (see Note 5). In connection with this amendment, Covol was required to redeem $3,000,000 of the face value of the debt in April 2000 and $2,000,000 in May 2000, resulting in an extraordinary loss of approximately $2,600,000. Also, Covol was allowed to redeem the preferred stock held by this entity (see Preferred Stock on the following page).

     Notes Payable

     In February 2000, Covol restructured its outstanding debt associated with the construction of a wash plant (see Note 3). The creditor, which is a limited partner of Coaltech, agreed to accept Covol's note receivable from Coaltech (classified

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

     as "Facility transferred under note receivable arrangement" in the Consolidated Balance Sheet) as partial payment on the debt. The outstanding principal and accrued interest, totaling approximately $4,927,000, was reduced to a remaining balance of approximately $1,962,000 ($1,927,000 at March 31, 2000) and the due date of the restructured note was extended to October 2000. A gain of approximately $324,000 was recognized on this transaction, which amount represents the interest on the note receivable that, as required by GAAP, had not been previously recognized.

     In April 2000, the holder of the  $3,000,000 14% note payable  described in
     Note 3 converted $2,000,000 of principal into approximately 1,186,000 shares of common stock and warrants for the purchase of approximately 296,000 shares of common stock. The due date for the remaining $1,000,000 of principal was extended to April 2001. The warrants are exercisable through April 2005 at a price of $2.10 per share. In connection with this transaction, the creditor released as collateral a promissory note receivable reflected as "Note receivable - related party" in stockholders' equity in the March 31, 2000 Consolidated Balance Sheet. The promissory note requires an annual payment to Covol of approximately $515,000 with the outstanding balance of approximately $3,700,000 due January 2005.

     Preferred Stock

     During the quarter ended March 31, 2000, 7,257 shares of series D redeemable convertible preferred stock were converted into approximately 878,000 shares of common stock. In March 2000, an amendment was made to Covol's Series D Preferred Stock Agreement eliminating the provisions that in certain situations allowed the holder to require Covol to redeem the preferred stock. Accordingly, this preferred stock is classified as a component of stockholders' equity at March 31, 2000. In April 2000, an additional 1,910 shares of series D convertible preferred stock were converted into approximately 150,000 shares of common stock.

     Also in April 2000, an agreement was entered into with the holder of the series D preferred stock, which entity also holds the $20,000,000 face value convertible debt. The agreement provided for the redemption of 16,000 shares of the outstanding preferred stock, which redemption occurred in April 2000. In May 2000, the remaining 19,631 shares of preferred stock were redeemed. The total amount paid for both redemptions was approximately $4,454,000, including a redemption premium of approximately $891,000.

     Common Stock

     In March 2000, Covol issued approximately 3,629,000 shares of common stock for cash proceeds of approximately $4,666,000, net of cost of approximately $270,000. Subsequent to March 31, 2000, Covol issued approximately 379,000 shares of common stock and warrants for the purchase of approximately 133,000 shares of common stock to certain officers and directors for net cash proceeds of approximately $592,000. The warrants are exercisable through March 2005 at a price of $1.56 per share.

     Notes and Interest Receivable - Related Parties

     In March 2000, Covol entered into termination agreements with certain current and former officers and employees having notes and interest payable to Covol totaling approximately $6,164,000. All of these notes were collateralized by shares of Covol's common stock and were classified as a reduction in stockholders' equity. The agreements called for the cancellation of the outstanding balances under the notes, including interest, in exchange for the surrender and cancellation of the outstanding shares of common stock collateralizing the notes. These transactions resulted in the cancellation of approximately 756,000 shares of common stock and the recognition of a loss of approximately $219,000, which amount represents the interest recognized on the notes in prior periods.

     Warrants

     During the quarter ended March 31, 2000, the terms of existing warrants for the purchase of approximately 2,750,000 shares of common stock at exercise prices ranging from $3.50 to $12.00 per share were changed. The revised terms of the warrants reduced the shares issuable under these warrants to approximately 620,000 shares of common stock with a corresponding reduction in the exercise price to $1.32 per share. During the quarter, warrants for the purchase of approximately

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

     213,000 shares of common stock were exercised for cash proceeds of approximately $203,000. Also during the quarter, approximately 433,000 shares of common stock were issued in a cashless exercise of warrants. As of March 31, 2000, warrants for the purchase of approximately 766,000 shares of common stock were outstanding, with exercise prices ranging from $1.32 to $3.84 per share. Additional warrants were issued subsequent to March 31, 2000, as described in preceding paragraphs.

3.   Notes Payable

     Notes payable consist of the following:

                                                                                                 September 30,    March 31,
  (thousands of dollars)                                                                             1999            2000
  ---------------------------------------------------------------------------------------------- -------------- ---------------
  Note payable to a corporation, bearing interest at 6%, collateralized by a coal wash plant
  in Utah, principal and interest due October 2000, as described in Note 2.                            $ 4,313         $ 1,927

  Note payable to the same corporation referred to in the preceding paragraph, bearing
  interest at prime, repaid in December 1999 (see Note 5).                                               2,900              --

  Note payable to the same corporation referred to in the preceding two paragraphs, bearing
  interest at 6%, repaid in January 2000 (see Note 5).                                                   6,500              --

  Note payable to a limited liability company, bearing interest at 10%, repaid in April 2000
  (see Note 5).                                                                                          9,191           8,994

  Convertible  secured  note  payable  to an  investment  company,  issued  at a discount, bearing a stated  interest rate of 2.5% on the $20,000 face amount. The note, as amended, is due September  2001,  but is expected to be redeemed earlier by Covol (see Note 2).
  Interest is payable  semiannually on January 1 and July 1. The note is collateralized by license fees payable to Covol from the production and sale of synthetic fuel from five
  synthetic fuel  facilities.                                                                           10,265          11,978

  Convertible secured note payable to a Covol shareholder, issued at a discount, bearing a stated interest rate of 8%. This note,  which increased in amount in October  1999, along with  another  convertible  note payable to an unrelated entity issued in December
  1999, were redeemed by Covol in January 2000, as described in Note 2.                                   622              --

  Note payable to a corporation, bearing interest at 14% payable monthly. $1,000 of principal was paid in January 2000. The remaining  principal was originally due April 2000, but in
  April 2000,  $2,000 was converted into shares of common stock and  warrants  for the purchase of common stock and $1,000 was extended and is now due April 2001, as described in Note 2. The note is  collateralized by future license fees payable to Covol from the production and  sale of synthetic fuel from two synthetic fuel facilities.  A member of
  Covol's Board of Directors is affiliated with this corporation.                                        4,000           3,000

  Other                                                                                                    722             838
                                                                                                 -------------- ---------------
                                                                                                        38,513          26,737
       Less: current portion                                                                           (20,626)        (11,380)
                                                                                                 -------------- ---------------
       Total non-current                                                                               $17,887         $15,357
                                                                                                 ============== ===============

   A substantial portion of facilities and equipment held for sale and license fees from the production and sale of synthetic fuel from approximately 50% of the licensed synthetic fuel facilities are collateral for notes payable. The weighted average interest rate on notes payable was 7.9% at September 30, 1999 and March 31, 2000.

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

4.   Basic and Diluted Earnings per Share

                                                             Three Months Ended March 31,     Six Months Ended March 31,
  (thousands of dollars and shares, except per-share data)            1999            2000            1999            2000
  ---------------------------------------------------------- -------------- --------------- --------------- ---------------
  Numerator:
       Income (loss) before extraordinary item                    $(5,057)         $ 2,137        $(9,615)           $ 211
       Extraordinary item                                               --         (1,823)              --         (1,823)
                                                             -------------- --------------- --------------- ---------------
       Net income (loss)                                           (5,057)             314         (9,615)         (1,612)
       Preferred stock dividends (undeclared)                         (77)           (119)           (137)           (265)
       Imputed preferred stock dividends                              (40)              --            (40)            (58)
                                                             -------------- --------------- --------------- ---------------
  Numerator for basic earnings per share -- net income
  (loss) attributable to common stockholders                       (5,174)             195         (9,792)         (1,935)

  Effect of dilutive securities - preferred stock dividends             --              72              --              --
                                                             -------------- --------------- --------------- ---------------
  Numerator for diluted earnings per share -- net income
  (loss) attributable to common stockholders after assumed
  conversions                                                     $(5,174)           $ 267        $(9,792)        $(1,935)
                                                             ============== =============== =============== ===============

  Denominator:
  Denominator for basic earnings per share --
    weighted-average shares outstanding                             12,472          18,025          12,224          15,818

  Effect of dilutive securities:
       Shares issuable upon exercise of warrants                        --             337              --              --
       Shares issuable upon conversion of preferred stock               --           8,009              --              --
                                                             -------------- --------------- --------------- ---------------
  Total dilutive potential shares                                       --           8,346              --              --
                                                             -------------- --------------- --------------- ---------------
  Denominator for diluted earnings per share --
    weighted- average shares outstanding after assumed
    exercises and conversions                                      12,472          26,371          12,224          15,818
                                                             ============== =============== =============== ===============
  Basic earnings per share:
  Income (loss) before extraordinary item                           $(.41)            $.11          $(.80)          $(.01)
  Extraordinary item                                                    --           (.10)              --           (.11)
                                                             -------------- --------------- --------------- ---------------
  Net income (loss) per common share                                $(.41)            $.01          $(.80)          $(.12)
                                                             ============== =============== =============== ===============

  Diluted earnings per share:
  Income (loss) before extraordinary item                           $(.41)            $.08          $(.80)          $(.01)
  Extraordinary item                                                    --           (.07)              --           (.11)
                                                             -------------- --------------- --------------- ---------------
  Net income (loss) per common share                                $(.41)            $.01          $(.80)          $(.12)
                                                             ============== =============== =============== ===============

    During the quarter ended March 31, 2000, Covol's potentially dilutive securities consisted of options and warrants for the purchase of common stock, three convertible debt issues and three series of convertible preferred stock. Only the warrants and the series D convertible preferred stock, all of which was redeemed in April and May 2000 (see Note 2), were dilutive. For the quarter ended March 31, 2000, all other potentially dilutive securities were anti-dilutive. For all other periods, all other potentially dilutive securities were anti-dilutive and were not considered in the calculation of diluted earnings per share.

5.  Sale of Facilities

    Covol's business plan called for the construction and sale of synthetic fuel manufacturing facilities and the licensing of Covol's technology to facility purchasers to generate ongoing royalties. In December 1999, Covol sold one of the three remaining synthetic fuel facilities it owned. This facility was located in Price, Utah. Covol reported a gain on this transaction of approximately $5,341,000. Covol will sell proprietary binder material used at the facility and will receive an ongoing royalty based upon production and sale of synthetic fuel from this facility. Net cash proceeds to Covol, after payment of construction debt and certain other obligations, were approximately $5,500,000.

    In January 2000, Covol sold a synthetic fuel facility located in North Fork, West Virginia and an option to acquire a licensee facility located in Nevada, to a major U.S. utility. Combined net cash proceeds to Covol after payment of related

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

     debt and other obligations were approximately $1,500,000. Covol reported a combined loss on these transactions of approximately $598,000. Both facilities are being relocated and additional net cash proceeds, totaling approximately $6,500,000, are due to Covol when the two facilities reach commercial operation at the new location, at which time $6,500,000 will be recognized as revenue. Covol will sell proprietary binder material used at both facilities and will receive future royalties based upon production and sale of synthetic fuel at the facilities.

     In April 2000, Covol sold its remaining owned synthetic fuel facility, located in Tallmansville, West Virginia. Net cash proceeds to Covol, after payment of related debt and other obligations were approximately $300,000. Covol will report a gain on this transaction of approximately $1,200,000. Covol will also sell proprietary binder material used at the facility and will receive an ongoing royalty based upon production and sale of synthetic fuel from this facility.

     In addition to the subsequent payments receivable upon relocation and commercial operation of the facilities sold in January 2000, Covol can receive additional cash payments from the August 1999 sale of a synthetic fuel facility in the form of both accelerated and increased royalties. These payments, totaling up to approximately $9,000,000 are receivable upon obtaining firm synthetic fuel "off-take" agreements and by meeting specified operating performance criteria. Covol must achieve some of the performance milestones by June 30, 2000 and others prior to December 31, 2001. Covol will recognize revenue under the royalty arrangement upon receipt of the royalty payments and upon achievement of performance milestones.

     Under the terms of the April 2000 amendment to the convertible secured note agreement (see Note 2), Covol is required to pay approximately 80% of the cash received from subsequent payments related to the August 1999 and January 2000 sales of synthetic fuel facilities to the debtholder to redeem any outstanding balances of convertible debt.

6. Gains on Non-recurring Transactions and Asset Write-offs and Other Non-recurring Charges

     During the quarter ended March 31, 2000, Covol recorded non-recurring gains of approximately $1,079,000 related to the satisfaction of a contingent contract liability (see Note 8) and the gain recognized on the Coaltech note receivable transaction described in Note 2.

     Covol recorded in the December 1999 quarter an impairment charge of approximately $10,300,000 related to assets located in Price, Utah. This impairment charge consisted of an approximate $8,100,000 writedown to net realizable value of certain plant and equipment which remains on the site and is now idle, plus an approximate $2,200,000 writeoff of an intangible asset which was no longer considered recoverable due to the relocation of the Coaltech facility. Covol recorded other asset write-offs and non-recurring charges in the quarter ended December 31, 1999 which, when added to the impairment charge, totaled approximately $11,021,000. Of this amount, approximately $10,412,000 represented a non-cash charge. In the March 2000 quarter, Covol recorded additional non-recurring employee severance and other settlement charges totaling approximately $841,000, of which $219,000 represented a non-cash charge.

7.   Income Taxes

     In the quarter ended December 31, 1999, Covol recognized $3,000,000 of its deferred tax asset. Covol believes it is more likely than not that this portion of its total deferred tax assets will be realized as a result of income resulting from the sales in January 2000 of a synthetic fuel facility and an option to acquire a synthetic fuel facility. Covol did not recognize any income tax expense in the quarter ended March 31, 2000 due to available net operating loss carryforwards.

8.   Commitments and Contingencies

     Commitments and contingencies as of March 31, 2000 not disclosed elsewhere, are as follows.

     Included in accrued liabilities at September 30, 1999 is $755,000 related to canceled construction contracts that contained a "failure to proceed" liability clause. This contingent liability was satisfied at no cost in March 2000.

     In March 1997, Covol transferred the Utah Synfuel #1 facility to Coaltech. In connection with this transaction, Covol licensed Coaltech to use Covol's proprietary binder technologies for a non-refundable advance license fee of $1,400,000,

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

     which is being recognized as income through 2007, the contractual term of the license agreement, and a recurring license fee that is payable quarterly and that is based upon synthetic fuel produced and sold at the Coaltech facility. Covol contracted with Coaltech to operate the facility for which Covol received a quarterly fee, which was also based upon synthetic fuel produced and sold. The limited partners of Coaltech have an option wherein they can require Covol to repurchase this facility under certain conditions. This put option can be exercised if 1) none of the limited partners are able to utilize the federal income tax credits under
     Section 29 of the tax code, 2) the economic benefits accruing to or experienced by all of the Coaltech limited partners differ significantly from what was initially projected, or 3) there is a permanent force majeure or material damage or destruction of the Utah facility. If the put option is exercised, the option price is $10. In accordance with generally accepted accounting principles and after discussions with the staff of the Securities and Exchange Commission, this transaction was not reflected as a sale for accounting purposes. The original cost of the facility less cash payments received from Coaltech, was reflected in the consolidated balance sheet as of September 30, 1999 as facility transferred under note receivable arrangement. As described in Note 2, this asset was realized in February 2000 in connection with the reduction of the amount due under a note payable to one of the limited partners of Coaltech.

     Additionally, Covol entered into a supply and purchase agreement with Coaltech wherein Covol agreed to provide to Coaltech coal fines for processing into synthetic fuel at a price equal to Covol's cost. Covol agreed to purchase from Coaltech the synthetic fuel produced, at Coaltech's cost plus one dollar per ton. As a result of this commitment to purchase Coaltech's production, Covol experienced significant losses related to the write-down of the synthetic fuel purchased to the lower of cost or market. This write-down historically approximated 90% of the amount Covol paid for the synthetic fuel.

     In anticipation of a relocation of the Utah facility by Coaltech, on October 29, 1999 Covol received notification from the limited partners of Coaltech that they were effecting a retirement of Covol as the general partner of the partnership and were terminating Covol as operator of the Utah facility. The limited partners also assert that as a consequence of the retirement of Covol as general partner, Covol is deemed to have forfeited its 1% interest in the partnership. The notification demands that Covol indemnify the limited partners for all of their losses, damages, payments, costs and expenses. Covol disputes the limited partners' demands. On December 1, 1999, the parties entered into negotiations and as a result an interim standstill agreement was reached pursuant to which the limited partners and Covol have agreed not to pursue formal proceedings against each other pending the outcome of the current settlement negotiations. As more fully described in Note 2, in February 2000, Covol, Coaltech and one of the limited partners of Coaltech reached a settlement regarding both the note payable due to the limited partner from Covol and the note receivable due to Covol from Coaltech. It is likely that the ultimate outcome of these negotiations will result in relocation of the Utah facility to a new site and termination of contractual and operational activities between Covol and the limited partners with settlement payments materially consistent with amounts reflected in the accompanying consolidated financial statements. It is also expected that the limited partners will continue to purchase proprietary binder materials from Covol and use Covol's technology in the production of synthetic fuel when operations of the facility are resumed.

     In June 1996, Covol formed Alabama Synfuel #1, Ltd. to construct a synthetic fuel facility. In connection with the construction of this facility, Covol entered into a supply agreement for coal fines to be used at the facility. Covol assigned this agreement to the purchaser of the facility and accordingly, has no ongoing obligation. Covol has been paid for the coal fines sold to the facility purchaser, but has a dispute with the provider of the coal fines for a portion of the coal fines Covol paid for. The resolution of this dispute is not expected to have a material impact on Covol.

     In September 1996, Covol entered into an agreement with Coalco Corporation whereby Coalco was to advise Covol with respect to the financing and sale of certain synthetic fuel manufacturing facilities. A dispute arose between Covol and Coalco about services rendered or to be rendered by Coalco and the amount and timing for payment for such services. A settlement was reached in November 1999 whereby Covol agreed to pay Coalco $1,500,000 plus a royalty based on the synthetic fuel sold from five licensee-owned facilities. Of the $1,500,000 to be paid, $469,000 was accrued as of September 30, 1999 and was paid in November 1999. An additional $901,000 has been paid through March 31, 2000 resulting in an unpaid balance of $130,000. Pelletco, an affiliate of Coalco, is a licensee of Covol.

     In March 1999, Covol entered into a financing transaction involving the issuance of convertible preferred stock and a convertible secured note (see
     Note 3). The transaction requires, among other things, (i) stockholder approval of the

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

     transaction, (ii) registration of common stock into which the securities issued may be converted, and (iii) achievement of earnings targets beginning in the first quarter of Covol's fiscal year 2000. The transaction was approved in Covol's stockholder meeting held in February 2000. Covol filed the required registration statement on Form S-3 covering the March 1999 financing transaction and such registration statement was declared effective. Also, the earnings targets have been met through March 31, 2000. Failure to comply with the terms and conditions of these financing agreements could result in an increase in the interest rate, immediate convertibility, required escrow payments and possible immediate payment of outstanding amounts.

     Covol may incur costs associated with relocation of the synthetic fuel facility sold in April 2000. The costs to be paid by Covol, currently estimated to be approximately $300,000, will reduce the net proceeds and the gain recognized on the sale of the facility.

     In February 1997, Covol entered into a contract with Earthco regarding a parcel of real property located near Price, Utah, in which Covol obtained certain possessory and related interests, Covol's primary purpose being to obtain a source of coal fines to serve as feedstock for a nearby synthetic fuel facility. In August 1999, Covol sent a notice of default to Earthco, alleging that Earthco had breached a material provision of the contract because Earthco did not have title to the property. Covol has refused to tender its August 1999 payment and subsequent payments because of Earthco's breach. In addition, Covol contends that the quantity and/or quality of recoverable coal fines was substantially less than what Covol had understood when entering into the contract, thereby creating grounds to reform the terms of the contract. Earthco subsequently countered with allegations that Covol has breached its obligations under the contract, including failure to make the August 1999 payment.

     In November 1999, Covol was served with a Complaint in litigation pending in the Seventh Judicial District Court of Carbon County, Utah titled Nevada Electric Investment Company v. Earthco, et al. In the Complaint, Nevada
     Electric Investment Company ("NEICO") alleges that it is the lawful owner of the property near Wellington, Utah described in Covol's lease from Earthco. NEICO seeks a declaratory judgement that Covol is not entitled to possession of the property due to the lack of ownership by Earthco. The Complaint also seeks further relief from Earthco. Covol received Earthco's Answer, Counterclaims and Cross-claim in December 1999. Earthco's cross-claim against Covol alleged breach of contract and requested substantial damages in an amount to be proven at trial but alleged to be in excess of $5,000,000. Covol filed its Reply and Cross-claim against Earthco in January 2000 denying Earthco's claims and asserting claims of misrepresentation, breach of lease, unjust enrichment, and related claims and for general and consequential damages in an amount to be proven at trial. The disputes among Covol, Earthco and NEICO are at an early stage and resolution is uncertain. Covol intends to defend against claims and prosecute its own claims vigorously.

     During the six months ended March 31, 2000, Covol recorded approximately $6,800,000 of license fee revenues from a single licensee that owns four synthetic fuel facilities that use Covol's proprietary binder technology. These revenues relate to sales of synthetic fuel at these facilities primarily between June 1999 and March 2000 which were recently reported by this licensee. Covol and this licensee agreed to amend the license fee arrangements for prior and future periods and the Consolidated Financial Statements reflect these amended terms. In addition, the future interest rate on the $6,500,000 note receivable from this licensee will be reduced from 12% to 6% effective on the date of the formal agreement which is expected to be in May 2000.

     In January 2000, Covol received a letter from Nasdaq informing Covol that it may not meet continued listing requirements of The Nasdaq Stock Market. Following Covol's response, Nasdaq sent another letter notifying Covol that its listing would be continued subject to Covol meeting certain conditions on or before March 31, 2000. These conditions were met and Nasdaq notified Covol that it meets all Nasdaq listing requirements.

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

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Revenues. Total revenues for the three months ended March 31, 2000 ("2000") increased by $6,756,000 to $7,899,000 as compared to $1,143,000 for the three months ended March 31, 1999 ("1999"). During 2000, Covol recognized license fees totaling $4,798,000 while $546,000 of license fees were recognized during 1999. The license fees in 2000 consisted of the straight-line amortization of one-time, non-refundable initial license fees of $231,000 and recurring earned license fees or royalty payments of $4,567,000. License fees in 1999 consisted of the straight-line amortization of one-time, non-refundable initial license fees of $226,000 and recurring license fees or royalty payments of $320,000. Initial license fees are not expected to increase in future periods and are recognized on a straight-line basis over the period covered by Covol's license agreements with licensees. Recurring earned license fees or royalty payments, which over the long term are expected to increase in future periods, are due quarterly based upon synthetic fuel produced and sold as reported to Covol by its licensees. The increase in 2000 earned license fees was due primarily to significant increases from a licensee that owns and operates four synthetic fuel facilities (see Note 8 to the Consolidated Financial Statements).

Covol provides proprietary binder material to its licensees either at a fixed price or at Covol's cost plus a contracted markup. Covol purchases the binder materials under a long-term contract with a large chemical company. Binder sales during 2000 were $1,883,000 with a corresponding direct cost of $1,367,000. Binder sales during 1999 were $423,000 with a corresponding direct cost of $274,000. The increase in binder sales in 2000 over 1999 was due to increased synthetic fuel production by Covol's licensees.

Gains on Non-recurring Transactions. In 2000, Covol recorded non-recurring gains of approximately $1,079,000 related to the satisfaction of a contingent contract liability for $755,000 (see Note 8 to the Consolidated Financial Statements) and the gain recognized on the Coaltech note receivable transaction described in
Note 2 to the Consolidated Financial Statements.

Operating Costs and Expenses. Operating costs and expenses decreased by $142,000 to $4,637,000 during 2000 from $4,779,000 during 1999. Cost of operations decreased $1,853,000 from $2,553,000 during 1999 to $700,000 during 2000. During
2000, Covol incurred significantly lower operating expenses in connection with the continued refinement and implementation of the briquetting process associated with the 24 facilities placed in service during 1998, and in particular the operating costs associated with the four facilities owned by Covol which have now been sold. Consistent with its business plan to sell the facilities and earn royalties from facility buyers, Covol sold its four owned facilities in August 1999, December 1999, January 2000 and April 2000, respectively (see Note 5 to the Consolidated Financial Statements). In 1999, cost of operations primarily related to labor and operating expenses at the owned synthetic fuel facilities and the wash plant located in Utah, losses related to the writedown of inventory purchased from Coaltech, and costs incurred in providing assistance to Covol's licensees in resolving ramp-up issues at their synthetic fuel facilities. Covol expects the cost of operations to continue to decrease in 2000 as compared to 1999 levels.

Loss on Sale of Facilities. In 2000, Covol sold a synthetic fuel facility and an option to acquire a licensee facility. Covol reported a combined loss on these transactions of approximately $598,000. Both facilities are being relocated and additional net cash proceeds, totaling approximately $6,500,000, are due to Covol when the two facilities reach commercial operation at the new location, at which time $6,500,000 will be recognized as revenue (see Note 5 to the Consolidated Financial Statements).

Asset  write-offs  and other  non-recurring  charges.  In 2000,  Covol  recorded
non-recurring   employee   severance  and  other  settlement   charges  totaling
approximately $841,000, compared to non-recurring charges of $556,000 in 1999.

Selling, general and administrative expenses decreased $148,000 or 12% to $1,085,000 during 2000 from $1,233,000 for 1999. The largest components of selling, general and administrative expenses for both periods were payroll, professional services and travel expenses. Payroll costs increased approximately $60,000; professional services, primarily legal, increased approximately $120,000; and travel expenses decreased approximately $100,000 from 1999 to 2000. There were significant decreases in most of the other selling, general and administrative expenses from 1999 to 2000 which more than offset the net increase in the three major expense categories.

Compensation expense from stock options decreased $117,000 to $46,000 for 2000 from $163,000 for 1999. This expense relates to options granted in prior periods that vest over several years and the compensation value that is being recognized as an expense over the vesting period. During the fiscal year ended September 30, 1999, Covol terminated several employees to whom compensatory stock options were granted in prior years. These stock options were not forfeited upon termination, resulting in the write off of the unamortized deferred compensation related to these individuals. As a result of the write-off, amortization expense decreased.

Other Income and Expense. During 2000, Covol reported net other expenses of $1,125,000 compared to $1,421,000 for 1999. This decrease of $296,000 relates to a negative variance in interest expense of $334,000, offset by positive variances between periods of $339,000 in the mark-to-market adjustment of the carrying value of a related party note receivable collateralized by Covol common stock and $291,000 in interest income and other income.

Interest expense increased in 2000 due primarily to the higher effective cost of debt which existed in 2000 as compared to 1999, most notably as a result of the convertible debt issued at a discount during March 1999. Interest expense of $1,122,000 in 2000 resulted from the amortization of debt discount and debt issuance costs, while only $244,000 of interest expense in 1999 consisted of amortization of debt discount and debt issuance costs. Interest expense is expected to decrease in the future as a result of repayment of debt related to the sale of company-owned facilities in late 1999 and 2000 and the redemption of convertible debt in January 2000, as well as other debt payoffs.

During 1996, Covol sold certain construction companies and received as consideration a $5,000,000 note receivable ("Note"). The Note is "marked to market" each quarter based upon the market value of Covol's common stock held as collateral and is reflected in the consolidated balance sheet at the underlying value of this collateral, $269,000 at March 31, 2000. This adjustment resulted in a write-up of $161,000 during 2000, compared to a write-down of $178,000 during 1999, for a variance of $339,000.

Extraordinary Item. In January 2000, Covol redeemed all of the convertible debt issued from September 1999 through December 1999. The redemption consideration given included approximately $1,000,000 in redemption premiums plus approximately 214,000 shares of common stock. The loss recognized as a result of the redemption consideration paid plus the acceleration of amortization of the unamortized debt discount and debt issuance costs totaled approximately $1,823,000. This loss is reflected as an extraordinary item in the Consolidated Statements of Operations.

Net Income. For 2000, net income of $314,000 represents a change of $5,371,000 from the net loss of $5,057,000 in 1999. This is primarily due to increased revenues, especially license fees, and the reduction in cost of operations, offset by the increase in interest expense. Covol did not recognize any income tax expense in 2000 due to available net operating loss carryforwards. No income tax benefit was recognized in 1999 since the realization of the deferred tax asset, consisting primarily of net operating loss carryforwards, is dependent on generation of future taxable income.

Six Months Ended March 31, 2000 Compared to Six Months Ended March 31, 1999

Revenues. Total revenues for the six months ended March 31, 2000 ("2000") increased by $16,423,000 to $18,948,000 as compared to $2,525,000 for the six months ended March 31, 1999 ("1999"). During 2000, Covol recognized license fees totaling $8,833,000 while $1,247,000 of license fees were recognized during 1999. The license fees in 2000 consisted of the straight-line amortization of one-time non-refundable initial license fees of $461,000 and recurring earned license fees or royalty payments of $8,372,000. License fees in 1999 consisted of the straight-line amortization of one-time non-refundable initial license fees of $453,000 and recurring license fees or royalty payments of $794,000. The increase in 2000 earned license fees was due primarily to significant increases from a licensee that owns and operates four synthetic fuel facilities (see Note 8 to the Consolidated Financial Statements). Binder sales during 2000 were $3,236,000 with a corresponding direct cost of $2,228,000. Binder sales during 1999 were $956,000 with a corresponding direct cost of $650,000. The increase in binder sales in 2000 over 1999 was due to increased synthetic fuel production by Covol's licensees.

Gain on sale of facility. In December 1999, Covol sold one of the remaining synthetic fuel facilities it owned. This facility was located in Price, Utah. Covol reported a gain on this transaction of approximately $5,341,000. There were no sales of synthetic fuel facilities in fiscal 1999, however Covol sold a facility and an option to acquire a facility in January 2000 on which a combined loss was recognized (see Note 5 to the consolidated financial statements).

Gains on Non-recurring Transactions. In 2000, Covol recorded non-recurring gains of approximately $1,079,000 related to the satisfaction of a contingent contract liability for $755,000 (see Note 8 to the Consolidated Financial Statements) and the $324,000 gain recognized on the Coaltech note receivable transaction described in Note 2 to the Consolidated Financial Statements.

Operating Costs and Expenses. Operating costs and expenses increased by $9,173,000 to $19,065,000 during 2000 from $9,892,000 during 1999, primarily due to non-recurring charges of approximately $11,862,000 in 2000. Cost of operations decreased $3,910,000 from $6,199,000 during 1999 to $2,289,000 during 2000. During 2000, Covol incurred significantly lower operating expenses in connection with the continued refinement and implementation of the briquetting process associated with the 24 facilities placed in service during 1998, and in particular the operating costs associated with the four facilities owned by Covol which have now been sold. In 1999, cost of operations primarily related to labor and operating expenses at the owned synthetic fuel facilities and the wash plant located in Utah, losses related to the writedown of inventory purchased from Coaltech, and costs incurred in providing assistance to Covol's licensees in resolving ramp-up issues at their synthetic fuel facilities. Covol expects the cost of operations to continue to decrease in 2000 as compared to 1999 levels.

Loss on Sale of Facilities. In 2000, Covol sold a synthetic fuel facility and an option to acquire a licensee facility. Covol reported a combined loss on these transactions of approximately $598,000 (see Note 5 to the Consolidated Financial Statements).

Asset write-offs and other non-recurring charges. Coaltech owns a synthetic fuel facility which is located on the same property as the facility that was sold by Covol in December 1999. As a result of the anticipated relocation of the facility owned by Coaltech, combined with the sale and relocation of Covol's owned facility, all of which relate to the same property site in Price, Utah (see Notes 5 and 8 to the Consolidated Financial Statements), Covol recorded in the December 1999 quarter an impairment charge of approximately $10,300,000. This impairment charge consisted of an approximate $8,100,000 writedown to net realizable value of certain plant and equipment which remains on the site and is now idle, plus an approximate $2,200,000 write-off of an intangible asset which was no longer considered recoverable due to the relocation of the Coaltech facility.

Covol recorded additional non-recurring employee severance and other settlement charges in 2000 which, when added to the charges described in the preceding paragraph, totaled approximately $11,862,000. Of this amount, approximately $10,631,000 represented a non-cash charge. In 1999, Covol recorded non-recurring charges of approximately $556,000.

Selling, general and administrative expenses decreased $166,000 or 8% to $1,996,000 during 2000 from $2,162,000 for 1999. The largest components of selling, general and administrative expenses for both periods were payroll, professional services and travel expenses. Payroll costs increased approximately $130,000; professional services, primarily legal, increased approximately $80,000; and travel expenses decreased approximately $160,000 from 1999 to 2000. There were significant decreases in most of the other selling, general and administrative expenses from 1999 to 2000 which more than offset the net increase in the three major expense categories.

Compensation expense from stock options decreased $233,000 to $92,000 for 2000 from $325,000 for 1999. During the fiscal year ended September 30, 1999, Covol terminated several employees to whom compensatory stock options were granted in prior years. These stock options were not forfeited upon termination, resulting in the write off of the unamortized deferred compensation related to these individuals. As a result of the write-off, amortization expense decreased.

Other Income and Expense. During 2000, Covol reported net other expenses of $2,672,000 compared to $2,248,000 for 1999. This increase of $424,000 relates primarily to a negative variance in interest expense of $1,353,000, offset by positive variances between periods of $618,000 in the mark-to-market adjustment of the carrying value of a related party note receivable collateralized by Covol common stock and $311,000 in interest income and other income.

Interest expense increased in 2000 due primarily to the higher effective cost of debt which existed in 2000 as compared to 1999, most notably as a result of the convertible debt issued at a discount during March 1999. Interest expense of $2,272,000 in 2000 resulted from the amortization of debt discount and debt issuance costs, while only $326,000 of interest expense in 1999 consisted of amortization of debt discount and debt issuance costs. Interest expense is expected to decrease in the future as a result of repayment of debt related to the sale of facilities in late 1999 and 2000 and the redemption of convertible debt in January 2000, as well as other debt payoffs.

Income Taxes. In the quarter ended December 31, 1999, Covol recognized $3,000,000 of its deferred tax asset. Covol believes it is more likely than not that this portion of its total deferred tax assets will be realized as a result of income resulting from the sale in January 2000 of a synthetic fuel facility and an option to acquire a synthetic fuel facility. Covol did not recognize any income tax benefit in fiscal 1999.

Extraordinary Item. In January 2000, Covol redeemed all of the convertible debt issued from September 1999 through December 1999. The redemption consideration given included approximately $1,000,000 in redemption premiums plus approximately 214,000 shares of common stock. The loss recognized as a result of the redemption consideration paid plus the acceleration of amortization of the unamortized debt discount and debt issuance costs totaled approximately $1,823,000. This loss is reflected as an extraordinary item in the Consolidated Statements of Operations.

Net Loss. For 2000, the net loss of $1,612,000 represents a change of $8,003,000 from the net loss of $9,615,000 in 1999. This is primarily due to increased revenues, especially license fees and the gain on sale of facility, and the reduction in cost of operations, offset by the increases in non-recurring charges and interest expense.

Liquidity and Capital Resources

During 1998, Covol and its licensees completed the construction of and began operations at 24 synthetic fuel facilities. Covol owned four facilities which it held for sale and sold during 1999 and 2000. Proceeds from the sale of facilities have been used primarily to retire debt that was incurred principally in connection with the construction and operation of the facilities and for working capital needs.

Net cash used in operating activities during the six months ended March 31, 2000 ("2000") was $2,114,000 compared to $9,852,000 of cash used during the six months ended March 31, 1999 ("1999"). Most of this change in cash flow from operations is attributable to the 2000 net loss of $1,612,000 as compared to the 1999 net loss of $9,615,000. Covol has been able to fund its operating activities, including the continued refinement and commercialization of its patented binder technologies, through the issuance of debt and equity securities and the sale of facilities. During 2000, proceeds from the sale of facilities were approximately $18,089,000, net proceeds from the issuance of notes payable and common stock warrants totaled approximately $2,980,000, and net proceeds from the issuance of common stock totaled approximately $4,666,000. Approximately $14,279,000 of notes payable were repaid during 2000.

With the exception of the sale of facilities in 2000, Covol's investing activities in both 2000 and 1999 were not significant. Covol believes that funds required for investing activities will continue to be relatively low during the remainder of fiscal 2000. Covol has no current plans to construct additional synthetic fuel facilities or to incur significant costs to acquire property, plant and equipment.

Covol's working capital improved from a working capital deficit of approximately $1,799,000 at September 30, 1999 to a positive working capital position of approximately $15,700,000 as of March 31, 2000. Several factors caused this change, most notably an increase in cash from the sale of facilities and increased royalty revenues and from the sale of common stock. Accounts receivable has increased as a result of growth in revenues during the period. Also, the balance due under notes payable has decreased as facility-related debt has been repaid. Covol expects its future operations to produce positive cash flows due to the increases in synthetic fuel production by its licensees and expects its working capital position to continue to improve during the remainder of fiscal 2000.

In addition to expected positive cash flows from operations, Covol will receive additional funds, totaling more than $15,000,000, when three facilities which have been sold reach certain levels of commercial operation. For two facilities, the requirements relate to reaching commercial operation at their new location, and for the third facility, obtaining firm synthetic fuel "off-take" agreements and by meeting specified operating performance criteria (see Note 5 to the Consolidated Financial Statements). Covol expects to receive some of these proceeds before September 30, 2000 and the balance before December 31, 2000, if all milestones are accomplished. In addition to cash provided by operating activities and deferred proceeds from the sale of facilities, Covol has initiated negotiations with two financial institutions in order to secure a line of credit. Negotiations are in the early stages and it is not possible to project their ultimate outcome.

In April 2000, Covol sold its remaining owned synthetic fuel facility. Net cash proceeds to Covol, after payment of related debt totaling approximately $9,000,000 and other obligations, were approximately $300,000. Also, in April 2000, the creditor for the $3,000,000 14% note payable described in Note 3 to the Consolidated Financial Statements converted $2,000,000 of principal into shares of common stock and warrants for the purchase of common stock. The due date for the remaining $1,000,000 of principal was extended to April 2001. Following this transaction, Covol's notes payable total approximately
$16,000,000, of which approximately $2,400,000 is due within the 12 months ending March 31, 2001. Most of the long-term notes payable balance represents the carrying value of the $20,000,000 long-term debt issued at a discount (see
Note 3 to the Consolidated Financial Statements).

In April 2000, Covol and the holder of the $20,000,000 convertible debt amended the terms of the convertible secured note. The revised terms call for i) a change in the due date to September 2001, and ii) changes in the provisions for early redemption, including a reduction in the amount of cash required to be paid upon early redemption, and mandatory redemption requirements upon the receipt by Covol of certain deferred payments from the sales of synthetic fuel facilities which occurred in August 1999 and January 2000. In connection with this amendment, Covol redeemed $3,000,000 of the face value of debt in April 2000 and $2,000,000 in May 2000. Covol intends to redeem the balance of the outstanding convertible debt as soon as possible, depending on the timing of receipt of cash from operations, deferred cash proceeds from the sale of facilities, and cash proceeds, if any, from a line of credit currently being negotiated.

Also in April 2000, an agreement was entered into with the holder of the series D preferred stock, which entity also holds the $20,000,000 face value convertible debt. The agreement provided for the redemption of 16,000 shares of the outstanding preferred stock, which redemption occurred in April 2000. The total redemption price paid of $2,000,000 included a $400,000 premium calculated at 25% of the carrying amount of the preferred stock. The holder of the preferred stock also agreed that it would not exercise its conversion rights under the preferred stock agreement prior to May 15, 2000. In May 2000, the remaining 19,631 shares of preferred stock were redeemed for a total redemption price of approximately $2,454,000, including a redemption premium of approximately $491,000.

Forward Looking Statements

Statements in this Report regarding Covol's expectations as to the financing, development, construction, operation and sale of facilities utilizing the Covol binder technologies, the marketing of products, the receipt of licensing fees, the ability to extend or refinance existing obligations, and other information about Covol that are not purely historical by nature, including those statements regarding Covol's future business plans, the operation of facilities, the estimated capacity of facilities, the availability of coal fines, the marketability of the synthetic fuel and other briquettes and the financial viability of the facilities, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Covol believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting Covol's industry or the coal industry or the economy generally, factors which could cause actual results to differ from expectations stated in these forward looking statements include, among others, the following:

(1)  The commercial success of the Covol binder technologies.
(2) Operating issues for licensed facilities including feedstock availability, moisture content, Btu content, correct application of binder formulation, operability of equipment, product durability, resistance to water absorption and overall costs of operations.
(3) Marketing issues relating to market acceptance of products manufactured using Covol's technology, including control of moisture content, hardness, special handling requirements and other characteristics of the synthetic fuel product which affect its marketability and its sales price.
(4) Securing of necessary sites, including permits and raw materials, for relocation and operation of facilities.
(5) Maintenance of placed in service requirements under Section 29 of the tax code by synthetic fuel manufacturing facilities.
(6)  Ability to obtain needed additional capital on terms acceptable to Covol.
(7)  Changes in  governmental  regulations  or failure to comply  with  existing
     regulations   which  may  result  in  operational   shutdowns  of  licensee
     facilities.
(8)  The availability of tax credits under Section 29 of the tax code.
(9) The commercial feasibility of the Covol synthetic fuel technologies upon the expiration of Section 29 tax credits.
(10) Ability to meet financial commitments under existing contractual arrangements.
(11) Ability to meet non-financial commitments under existing contractual arrangements.
(12) Ability to commercialize the non-synthetic fuel related Covol binder technologies which have only been tested in the laboratory and not in full-scale operations.
(13) Ability to commercialize the technology of others and implement non-technology based business plans which are at an early stage of investigation and which will require significant time and capital investment.
(14) Dependence on licensees to successfully implement Covol binder technologies and make license and other payments to Covol.
(15) The market acceptance of products manufactured with Covol binder technologies in the face of competition from traditional products.
(16) Success in the face of competition by others producing synthetic fuel and other recycled products.
(17) Sufficiency of intellectual property protections.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See "ITEM 3: LEGAL PROCEEDINGS" in Covol's Annual Report on Form 10-K for the year ended September 30, 1999 for descriptions of current legal proceedings. No material changes have occurred since that report was filed.

ITEM 2.     CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

The following sets forth all securities issued by Covol within the past fiscal quarter without registering the securities under the Securities Act of 1933, as amended. No underwriters were involved in any stock issuances.

Covol believes that the following issuances of shares of common stock, or securities exercisable for or convertible into shares of common stock, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the exemptions set forth in Sections 3(a)(9), 4(2) or 4(6) thereof or Regulation D promulgated thereunder and the certificate for each security bears a restrictive legend. Each investor made representations to Covol that it was accredited as that term is defined in Regulation D and that the security was acquired for investment purposes.

Reference is made to the redemptions of certain convertible debt; to the conversions of series D preferred stock; to the issuance of common stock for cash; to the issuance of warrants and common stock issued upon exercise of warrants; and to the changes in the terms of certain notes and warrants for the purchase of common stock, all as described in Note 2 to the consolidated financial statements.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Reference is made to Covol's Form 8-K filed on March 2, 2000 which describes both the matters voted on by stockholders at Covol's annual meeting held on February 29, 2000 and the results of that voting.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (a)        The following exhibits are included herein:

         10.58.1.1 Amendment No. 1 dated as of April 24, 2000 to Convertible Secured Note executed by Covol in favor of OZ Master Fund, Ltd.

         10.59.3 Modification and Extension Agreement dated April 30, 2000 between Covol and Cherokee Associates LLC 10.67 Mountaineer Fuels Asset Purchase Agreement dated April 17, 2000 between DTE Kentucky, LLC and Covol

         10.67.1 Mountaineer License and Binder Purchase Agreement between DTE Kentucky, LLC and Covol *

         27.1       Financial Data Schedule

             * This exhibit contains confidential material which has been omitted pursuant to a Confidential Treatment Request. The omitted information has been filed separately with the Securities and Exchange Commission.

         (b) The following reports on Form 8-K were filed during the quarter ended March 31, 2000:

         o Form 8-K filed on January 24, 2000, as amended on Form 8-K/A filed on March 16, 2000, for events dated December 31, 1999 and January 18, 2000 (Sales of two synthetic fuel facilities),

         o Form 8-K filed on February 22, 2000, for event dated February 16, 2000 (Letter sent to stockholders),

         o Form 8-K filed on March 2, 2000, for event dated February 29, 2000 (Results of annual meeting of stockholders),

         o Form 8-K filed on March 22, 2000, for event dated March 15, 2000 (Sale of common stock),

         o Form 8-K filed on March 30, 2000, for event dated March 15, 2000 (Response to Nasdaq requirement, including pro forma condensed consolidated statement of operations for the two months ended February 29, 2000 and pro forma condensed consolidated balance sheet as of February 29, 2000).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COVOL TECHNOLOGIES, INC.

Date:  May 8, 2000                        By: /s/ Kirk A. Benson
                                              ------------------
                                              Kirk A. Benson, Chief Executive
                                              Officer and Principal Executive
                                              Officer

Date:  May 8, 2000                        By: /s/ Steven G. Stewart
                                              -------------------------------
                                              Steven G. Stewart, Chief Financial
                                              Officer and Principal Financial
                                              Officer