Form 10-Q
period 2000-06-30
COVOL TECHNOLOGIES INC
filed 2000-08-11
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

                                       or

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

The number of shares outstanding of the Registrant's common stock as of August 4, 2000 was 23,572,890.

                            COVOL TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                                                       Page No.

PART I - FINANCIAL INFORMATION

  ITEM 1.  CONSOLIDATED FINANCIAL INFORMATION (Unaudited):
           Consolidated Balance Sheets - As of September 30, 1999
             and June 30, 2000............................................  3
           Consolidated Statements of Operations - For the three
             months ended June 30, 1999 and 2000 and the nine months
             ended June 30, 1999 and 2000.................................  5
           Consolidated Statement of Changes in Stockholders' Equity
             (Deficit) - For the nine months ended June 30, 2000..........  6
           Consolidated Statements of Cash Flows - For the nine
             months ended June 30, 1999 and 2000..........................  7
           Notes to Consolidated Financial Statements.....................  8

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.................................... 14


PART II - OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS.............................................. 22

  ITEM 2.  CHANGES IN SECURITIES.......................................... 22

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................ 22

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............ 23

  ITEM 5.  OTHER INFORMATION.............................................. 23

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................... 23


SIGNATURES................................................................ 24


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

ITEM 1.   CONSOLIDATED FINANCIAL INFORMATION (Unaudited)

                                          COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED BALANCE SHEETS
                                                         (Unaudited)

                                                                                              September 30,          June 30,
(thousands of dollars)                                                                                 1999              2000
------------------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash and cash equivalents                                                                        $ 461           $11,326
     Receivables                                                                                      3,155             5,558
     Due from related party                                                                           2,722                --
     Inventories                                                                                        573                --
     Facilities and equipment held for sale                                                          20,139             1,680
     Prepaid expenses and other current assets                                                           19               212
                                                                                            ----------------------------------
            Total current assets                                                                     27,069            18,776
                                                                                            ----------------------------------

Property, plant and equipment, net of accumulated depreciation                                       14,182             2,872
                                                                                            ----------------------------------

Other assets:

     Restricted cash and investments                                                                    843               160
     Facility-dependent note and accrued interest receivable                                          7,879             6,538
     Facility transferred under note receivable arrangement                                           2,641                --
     Intangible assets, net of accumulated amortization                                               3,647             1,263
     Deferred income taxes                                                                               --             3,000
     Other assets                                                                                     1,834             1,294
                                                                                            ----------------------------------
            Total other assets                                                                       16,844            12,255
                                                                                            ----------------------------------

Total assets                                                                                        $58,095           $33,903
                                                                                            ==================================

                                  (continued)

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                                         COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEETS, continued
                                                        (Unaudited)

                                                                                              September 30,         June 30,
(thousands of dollars and shares)                                                                      1999             2000
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                                                               $ 1,179            $ 255
     Due to related party                                                                             2,706               --
     Accrued interest payable, current                                                                1,452               83
     Accrued liabilities                                                                              2,905            5,884
     Notes payable, current                                                                          20,626            7,113
                                                                                            ----------------------------------
            Total current liabilities                                                                28,868           13,335
                                                                                            ----------------------------------

Long-term liabilities:
     Notes payable, non-current                                                                      17,887              251
     Accrued interest payable, non-current                                                              210               --
     Deferred revenues                                                                                7,501           10,451
     Deferred compensation                                                                              208              177
                                                                                            ----------------------------------
            Total long-term liabilities                                                              25,806           10,879
                                                                                            ----------------------------------
            Total liabilities                                                                        54,674           24,214
                                                                                            ----------------------------------

Minority interest in consolidated subsidiaries                                                          117               --
                                                                                            ----------------------------------

Commitments and contingencies (Note 8)

Redeemable convertible preferred stock, $0.001 par value, issued and outstanding 60 shares
     at September 30, 1999 and 0 shares at June 30, 2000                                              4,332               --
                                                                                            ----------------------------------

Stockholders' equity (deficit):
     Convertible preferred stock, $0.001 par value; authorized 10,000 shares, issued and outstanding 17 shares at September 30, 1999 and June 30, 2000
       (aggregate liquidation  preference of $3,636 at June 30, 2000)                                     1                1
     Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 12,766 shares at September 30, 1999 and 23,525 shares,
       including 17 shares of treasury stock, at June 30, 2000                                           13               23
     Capital in excess of par value                                                                  78,457           83,847
     Accumulated deficit                                                                           (71,713)         (73,293)
     Other                                                                                          (7,786)            (889)
                                                                                            ----------------------------------
            Total stockholders' equity (deficit)                                                    (1,028)            9,689
                                                                                            ----------------------------------

Total liabilities and stockholders' equity (deficit)                                                $58,095          $33,903
                                                                                            ==================================

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                                         COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (Unaudited)


                                                                   Three Months Ended June 30,        Nine Months Ended June 30,
(thousands of dollars, except per-share data)                             1999            2000            1999              2000
---------------------------------------------------------------------------------------------------------------------------------
Revenues:
     License fees                                                        $ 853         $ 3,591          $2,140           $12,424
     Binder sales                                                          409           2,709           1,365             5,945
     Gains on sale of facilities                                            --           8,527              --            13,868
     Gains on non-recurring transactions                                    --              --              --             1,079
     Other                                                                 315             173             597               633
                                                              -------------------------------------------------------------------
          Total revenues                                                 1,577          15,000           4,102            33,949
                                                              -------------------------------------------------------------------

Operating costs and expenses:
     Cost of binder                                                        291           1,860             941             4,088
     Cost of operations                                                  3,027             777           9,226             3,066
     Loss on sale of facilities                                             --              --              --               598
     Asset write-offs and other non-recurring charges                       --           1,559             556            13,421
     Selling, general and administrative                                 1,338           1,405           3,500             3,403
     Compensation expense from stock options                               749             591           1,074               683
                                                              -------------------------------------------------------------------
        Total operating costs and expenses                               5,405           6,192          15,297            25,259
                                                              -------------------------------------------------------------------
Operating income (loss)                                                (3,828)           8,808        (11,195)             8,690
                                                              -------------------------------------------------------------------

Other income (expense):
     Interest income                                                       308             324           1,298             1,434
     Interest expense                                                  (1,981)           (951)         (4,394)           (4,716)
     Other, net                                                           (26)              78           (851)                62
                                                              -------------------------------------------------------------------
          Total other income (expense)                                 (1,699)           (549)         (3,947)           (3,220)
                                                              -------------------------------------------------------------------
Income (loss) before income taxes and extraordinary item               (5,527)           8,259        (15,142)             5,470

Income tax benefit                                                          --              --              --             3,000
                                                              -------------------------------------------------------------------

Income (loss) before extraordinary item                                (5,527)           8,259        (15,142)             8,470

Extraordinary loss on early extinguishment of debt                          --         (6,037)              --           (7,860)
                                                              -------------------------------------------------------------------
Net income (loss)                                                     $(5,527)         $ 2,222       $(15,142)             $ 610
                                                              ===================================================================

Basic and diluted income (loss) per common share                        $(.48)            $.09         $(1.28)              $.01
                                                              ===================================================================

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     For the Nine Months Ended June 30, 2000
                                   (Unaudited)

                                                                                               Notes and
                                                                                               interest
                                                                                              receivable-
                                                                                                related
                                                                                              parties, from
                                                                                               issuance of,  Deferred
                        Convertible Preferred                                                  or collater-  compen-
                               Stock          Common Stock         Capital in                    alized      sation
(thousands of          -----------------------------------------     excess      Accumulated   by, common  from stock   Common stock
dollars and shares)      Shares     Amount     Shares    Amount    of par value    deficit       stock       options     in treasury
-----------------------------------------------------------------------------------------------------------------------------------
Balances at
 September 30, 1999         17        $1       12,766     $13        $78,457     $(71,713)      $(6,564)     $(1,222)       $ --

Preferred stock
 cash dividends                                                                      (297)

Reclassification of
 redeemable convertible
 preferred stock to
 convertible preferred
 stock                      38        --                               2,710

Common stock issued
 on conversion of
 redeemable convertible
 and convertible
 preferred stock and
 in payment of dividends    (2)       --        2,812       3          1,631          (11)

Redemption of convertible
 preferred stock           (36)       --                              (2,572)      (1,882)

Common stock issued
 for cash                                       4,008       4          5,250

Common stock issued on
 conversion of debt                             3,726       3          3,101

Common stock issued in
 connection with
 redemption of debt                               214      --            256

Common stock issued
 in connection with cash
 and cashless exercises
 of warrants                                      811       1            420

Value of common stock
 warrants issued in
 connection with
 convertible debt
 financing                                         --      --            468

Value of extended
 common stock warrants
 and repriced stock
 options issued in
 connection with debt
 financing                                         --      --             70

Cancellation of notes
 receivable - related
 parties and common stock
 collateralizing the notes                       (812)     (1)        (5,944)                     6,164

Write-down of notes
 receivable - related
 parties                                                                                             82

Amortization of deferred
 compensation from stock
 options                                                                                                         683

Purchase of treasury
 stock, at cost                                                                                                              (32)

Net income for the
 nine months ended
 June 30, 2000                                                                        610
                        -----------------------------------------------------------------------------------------------------------
Balances at
 June 30, 2000              17        $1       23,525     $23        $83,847     $(73,293)        $(318)       $(539)       $(32)
                        ===========================================================================================================

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                      Nine Months Ended June 30,
     (thousands of dollars)                                                                                   1999          2000
---------------------------------------------------------------------------------------------------------------------------------
     Cash flows from operating activities:
     Net income (loss)                                                                                    $(15,142)        $ 610
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
        Depreciation and amortization                                                                        1,432           912
        Recognition of deferred revenue                                                                       (680)         (490)
        Deferred income taxes                                                                                   --        (3,000)
        Net gains on sale of facilities and equipment                                                          153       (13,355)
        Gains on non-recurring transactions                                                                     --        (1,079)
        Non-cash portion of asset write-offs and other non-recurring charges                                   556        11,680
        Amortization of deferred compensation from stock options                                             1,074           683
        Interest expense related to amortization of debt discount and debt issuance costs                    1,160         2,990
        Extraordinary loss on early extinguishment of debt                                                      --         7,860
        Write-down of notes receivable - related parties                                                       749            82
        Increase (decrease) from changes in operating assets and liabilities                                (3,690)        3,762
                                                                                                  -------------------------------
     Net cash provided by (used in) operating activities                                                   (14,388)       10,655
                                                                                                  -------------------------------

     Cash flows from investing activities:
        Proceeds from sale of facilities and equipment                                                         170        34,579
        Purchase of property, plant and equipment and facilities held for sale                                (685)         (551)
        Purchase of rights to technology and other assets                                                     (127)          (75)
        Increase in investments in and loans to non-affiliated companies                                        --          (450)
        Decrease in restricted cash and other assets                                                            50           589
        Proceeds from facility transferred under note receivable arrangement                                   392            --
                                                                                                  -------------------------------
     Net cash provided by (used in) investing activities                                                      (200)       34,092
                                                                                                  -------------------------------

     Cash flows from financing activities:
        Proceeds from issuance of notes payable and warrants, net                                           10,453         6,980
        Payments on notes payable, including redemption premiums                                            (4,802)      (41,754)
        Proceeds from issuance of common stock and warrants, net                                             3,775         5,254
        Proceeds from issuance of preferred stock and warrants, net                                          6,367            --
        Preferred stock redemption                                                                              --        (4,454)
        Preferred stock dividends                                                                               --          (297)
        Proceeds from exercise of warrants                                                                      --           421
        Purchase of common stock for the treasury                                                               --           (32)
                                                                                                  -------------------------------
     Net cash provided by (used in) financing activities                                                    15,793       (33,882)
                                                                                                  -------------------------------

     Net increase in cash and cash equivalents                                                               1,205        10,865

     Cash and cash equivalents, beginning of period                                                            727           461
                                                                                                  -------------------------------

     Cash and cash equivalents, end of period                                                              $ 1,932       $11,326
                                                                                                  ===============================

     Supplemental schedule of non-cash investing and financing activities:
       Cancellation of notes receivable - related parties and the common
         stock collateralizing the notes                                                                     $  --        $6,164
       Reclassification of redeemable convertible preferred stock to
         convertible preferred stock                                                                            --         2,710
       Common stock issued on conversion of redeemable convertible and
         convertible preferred stock and in payment of dividends                                             2,444         1,634
       Common stock issued on conversion of convertible debt and debt                                           --         3,104
       Common stock issued to purchase minority interests in subsidiaries                                      519            --
       Common stock issued for rights to technology                                                            375            --
       Notes payable issued for equipment and rights to technology                                             850            --
       Property, plant and equipment acquired through reduction of
         accounts receivable                                                                                   413            --

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                    COVOL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------


1.   Nature of Operations and Basis of Presentation

     Covol Technologies, Inc. and its Subsidiaries' ("Covol") primary business is to commercialize its proprietary binder technologies which are used to recycle waste by-products from the coal, steel and other industries into marketable fuel and resources. Through June 1998, Covol's focus was on the construction of facilities and the licensing of its binder technologies to entities that constructed facilities that convert coal fines into synthetic fuel briquettes. Currently, Covol's licensees are operating 28 facilities in ten states at various levels of production. There are 24 synthetic fuel plants that utilize Covol's patented technology and four additional facilities that use an alternative technology that Covol acquired in fiscal 1999. During 1999 and 2000, Covol actively pursued the sale of its four owned facilities and the licensing of its technology to the buyers, which sales and licensing were completed in August 1999, December 1999, January 2000 and April 2000, respectively (see Note 5). Covol has no current plans to construct additional synthetic fuel facilities. During the quarter ended June 30, 2000, Covol began evaluating, pursuing and making equity investments in and loans to unrelated entities. Currently these activities are not material but are expected to expand in the future.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments, except the extraordinary loss on early extinguishment of debt (see Note 2) and the items described in Notes 5 and 6, consist of normal recurring adjustments. The results of operations for the three- and nine-month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Covol's Annual Report on Form 10-K for the year ended September 30, 1999 and in Covol's Quarterly Reports on Form 10-Q for the quarters ended December 31, 1999 and March 31, 2000. Certain prior period amounts have been reclassified to conform with the current period's presentation. The reclassifications had no effect on net loss or total assets.

2.   Financing and Equity Transactions

     During and subsequent to the quarter ended June 30, 2000, Covol completed several transactions, including the following.

     Convertible Debt -- In April and May 2000, Covol redeemed all of the $20,000,000 face value convertible debt. Early prepayment costs of approximately $6,037,000 were recognized as an extraordinary item as a result of the redemption consideration paid plus the acceleration of amortization of the unamortized debt discount and debt issuance costs in excess of the debt carrying value. Also, Covol redeemed, concurrent with the debt redemption, all of the preferred stock held by this entity (see Preferred Stock on the following page).

     Note Payable to a Corporation -- In April 2000, the holder of the 14% note payable described in Note 3 converted $2,000,000 of principal into approximately 1,186,000 shares of common stock and warrants for the purchase of approximately 296,000 shares of common stock. The due date for the remaining $1,000,000 of principal was extended to April 2001, but was repaid in July 2000. The warrants are exercisable through April 2005 at a price of $2.10 per share.

     Note Payable to a Bank -- During the quarter ended June 30, 2000, Covol entered into a note payable arrangement with a bank, under which Covol borrowed $4,000,000. The note is repayable in quarterly principal installments of $1,000,000, plus interest at prime plus 2% (11.5% at June 30, 2000). The first payment was made on August 1, 2000 and additional payments are required in November 2000, February 2001 and May 2001. The note is secured by licensee fees payable to Covol from the production and sale of synthetic fuel from four synthetic fuel facilities and by a $6,500,000 note receivable due to Covol. The loan agreement contains certain operating covenants and restrictions common for such loans.

     Preferred Stock -- In April 2000, 1,910 shares of series D convertible preferred stock were converted into approximately 150,000 shares of common stock. In April and May 2000, Covol redeemed all of the remaining 35,631 shares of the series D preferred stock. The total amount paid to redeem the preferred stock was approximately $4,454,000, including a redemption premium of approximately $1,882,000 which was charged directly to stockholders' equity.

     Common Stock -- In April 2000, Covol issued approximately 379,000 shares of common stock and warrants for the purchase of approximately 133,000 shares of common stock to certain officers and directors for net cash proceeds of approximately $588,000. The warrants are exercisable through March 2005 at a price of $1.56 per share.

     Treasury Stock -- During the quarter ended June 30, 2000, Covol began acquiring shares of its common stock in connection with a stock purchase plan announced in May 2000. The program authorizes Covol to purchase stock in the open market or through negotiated transactions. Through June 30, 2000, Covol purchased approximately 17,000 shares for approximately $32,000. Subsequent to June 30, 2000 through August 4, 2000, Covol purchased approximately 258,000 additional shares for approximately $835,000.

     Warrants -- During the quarter ended June 30, 2000, warrants for the purchase of approximately 165,000 shares of common stock were exercised for cash proceeds of approximately $218,000. As of June 30, 2000, warrants for the purchase of approximately 1,022,000 shares of common stock were outstanding, with exercise prices ranging from $1.32 to $3.84 per share.

3.   Notes Payable

     Notes payable consist of the following:

                                                                                                 September 30,        June 30,
  (thousands of dollars)                                                                                  1999            2000
  -----------------------------------------------------------------------------------------------------------------------------
  Note payable to a corporation, bearing interest at 6%, collateralized by a coal wash plant
  in Utah, principal and interest due October 2000.                                                    $ 4,313          $1,838

  Note payable to the same corporation referred to in the preceding paragraph, bearing
  interest at prime, repaid in December 1999.                                                            2,900              --

  Note payable to the same corporation referred to in the preceding two paragraphs, bearing
  interest at 6%, repaid in January 2000.                                                                6,500              --

  Note payable to a limited liability company, bearing interest at 10%, repaid in April 2000
  (see Note 5).                                                                                          9,191              --

  Convertible secured note payable to an investment company, issued at a discount, bearing a
  stated interest rate of 2.5% on the $20,000 face amount, redeemed in May 2000 (see Note 2).           10,265              --

  Convertible secured note payable to a Covol shareholder, issued at a discount, bearing a stated interest rate of 8%. This note, which increased in amount in
  October 1999, along with another convertible note payable to an unrelated entity issued
  in December 1999, were redeemed by Covol in January 2000.                                                622              --

  Note payable to a corporation, bearing interest at 14%. $1,000 of principal was paid in January 2000. The remaining $3,000 of principal was originally due
  April 2000, but in April 2000, $2,000 was converted into shares of common stock and warrants for the purchase of common stock and $1,000 was extended to
  April 2001, as described in Note 2. The $1,000 balance outstanding as of June 30, 2000 was repaid in July 2000.  A member of Covol's Board of Directors is affiliated with
  this corporation.                                                                                      4,000           1,000

  Note payable to a bank, bearing interest at prime plus 2% (11.5% at June 30,
  2000), principal and interest payable in four quarterly installments beginning
  August 2000 through May 2001, collateralized by licensee fees payable to Covol from the production and sale of synthetic fuel from four synthetic fuel facilities
  and by a $6,500 note receivable due to Covol (see Note 2).                                                --           4,000

  Other                                                                                                    722             526
                                                                                                 ------------------------------
                                                                                                        38,513           7,364
       Less: current portion                                                                           (20,626)         (7,113)
                                                                                                 ------------------------------
       Total non-current                                                                               $17,887            $251
                                                                                                 ==============================

The weighted average stated interest rate on notes payable was 7.9% at September 30, 1999 and 10.4% at June 30, 2000; however, when debt discounts and debt issuance costs are considered, the effective interest rate on notes payable at September 30, 1999 was approximately 15%.

4.   Basic and Diluted Earnings per Share

                                                               Three Months Ended June 30,      Nine Months Ended June 30,
  (thousands of dollars and shares, except per-share data)            1999            2000            1999            2000
  -------------------------------------------------------------------------------------------------------------------------
  Numerator:
       Income (loss) before extraordinary item                     $(5,527)         $8,259        $(15,142)         $8,470
       Extraordinary item                                               --          (6,037)             --          (7,860)
                                                             --------------------------------------------------------------
       Net income (loss)                                            (5,527)          2,222         (15,142)            610
       Preferred stock dividends (undeclared)                         (170)            (66)           (307)           (331)
       Imputed preferred stock dividends                              (313)             --            (353)            (58)
                                                             --------------------------------------------------------------
  Numerator for basic earnings per share -- net income
    (loss)attributable to common stockholders                       (6,010)          2,156         (15,802)            221
  Effect of dilutive securities - preferred stock dividends             --              19              --              92
                                                             --------------------------------------------------------------
  Numerator for diluted earnings per share -- net income
    (loss) attributable to common stockholders after
    assumed conversions                                            $(6,010)         $2,175        $(15,802)           $313
                                                             ==============================================================

  Denominator:
  Denominator for basic earnings per share --
    weighted-average shares outstanding                             12,512          22,988          12,320          18,208
  Effect of dilutive securities:
    Shares issuable upon exercise of options and
      warrants                                                          --             226              --             188
    Shares issuable upon conversion of preferred stock                  --           1,052              --           3,020
                                                             --------------------------------------------------------------
  Total dilutive potential shares                                       --           1,278              --           3,208
                                                             --------------------------------------------------------------
  Denominator for diluted earnings per share --
    weighted-average shares outstanding after assumed
    exercises and conversions                                       12,512          24,266          12,320          21,416
                                                             ==============================================================

  Basic earnings per share:
  Income (loss) before extraordinary item                           $(.48)            $.35         $(1.28)            $.44
  Extraordinary item                                                    --           (.26)              --           (.43)
                                                             --------------------------------------------------------------
  Net income (loss) per common share                                $(.48)            $.09         $(1.28)            $.01
                                                             ==============================================================
  Diluted earnings per share:
  Income (loss) before extraordinary item                           $(.48)            $.34         $(1.28)            $.38
  Extraordinary item                                                    --           (.25)              --           (.37)
                                                             --------------------------------------------------------------
  Net income (loss) per common share                                $(.48)            $.09         $(1.28)            $.01
                                                             ==============================================================

     During the quarter and nine months ended June 30, 2000, Covol's potentially dilutive securities consisted of options and warrants for the purchase of common stock, convertible debt and convertible preferred stock. Only the options, warrants and the series D convertible preferred stock, all of which was redeemed in April and May 2000 (see Note 2), were dilutive. For the fiscal 2000 periods, all other potentially dilutive securities were anti-dilutive and were not considered in the calculation of diluted earnings per share. For both 1999 periods, all potentially dilutive securities were anti-dilutive and were not considered in the calculation.

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

     In January 2000, Covol sold a synthetic fuel facility located in North Fork, West Virginia and an option to acquire a licensee facility located in Nevada, to a major U.S. utility. Covol reported a combined loss on these transactions of approximately $598,000. Both facilities were subsequently relocated and in June 2000 additional net cash proceeds, totaling approximately $6,500,000, were received by Covol when the two facilities reached commercial operation at the new locations. Accordingly, $6,500,000 was recognized as revenue in the quarter ended June 30, 2000.

     In April 2000, Covol sold its remaining owned synthetic fuel facility, located in Tallmansville, West Virginia. Net cash proceeds to Covol, after payment of related debt and other obligations were approximately $300,000. Covol reported a gain on this transaction of approximately $1,227,000. Covol intends to sell the proprietary binder material used at the facility and will also receive an ongoing royalty based upon production and sale of synthetic fuel from this facility.

     In June 2000, upon obtaining firm synthetic fuel "off-take" agreements and by meeting a specified operating performance milestone, Covol received an additional cash payment related to the August 1999 sale of a synthetic fuel facility. The cash proceeds from this payment, net of obligations to third parties, approximated $3,777,000. Of the net amount received, Covol recognized $800,000 as revenue and deferred the recognition of $2,977,000, which amount will be recognized as revenue on a straight-line basis beginning July 2000 through December 2007. In addition, in July 2000, Covol met a second performance milestone which will result in the receipt of another payment to Covol. This amount is expected to be approximately $3,600,000, net of obligations due to a third party, and is expected to be recognized as revenue in the September 2000 quarter.

6.   Asset Write-offs and Other Non-recurring Charges

     In the June 2000 quarter, Covol recorded non-recurring asset write-offs and employee severance charges totaling approximately $1,559,000. In the December 1999 quarter, Covol recorded an impairment charge of approximately $10,300,000 related to assets located in Price, Utah. This impairment charge consisted of an approximate $8,100,000 writedown to net realizable value of certain plant and equipment which remains on the site and is now idle, plus an approximate $2,200,000 writeoff of an intangible asset. Covol also recorded other asset write-offs and non-recurring charges in the December 1999 and March 2000 quarters. For the nine months ended June 30, 2000, all of the asset write-offs and non-recurring charges totaled approximately $13,421,000, of which $11,680,000 represented non-cash charges.

     In addition, in the June 2000 quarter, Covol recorded approximately $552,000 of non-cash, non-recurring incremental amortization of deferred compensation from stock options, resulting from the termination of employees whose stock options became fully vested upon termination.

7.   Income Taxes

     In the quarter ended December 31, 1999, Covol recognized $3,000,000 of its deferred tax asset. Covol believes it is more likely than not that this portion of the total deferred tax asset will be realized as a result of improved operations, combined with income to be recognized from the amortization of deferred revenues in subsequent periods. Covol has not recognized any income tax expense for the nine months ended June 30, 2000 due to available net operating loss carryforwards.

8.   Commitments and Contingencies

     Commitments and contingencies as of June 30, 2000 not disclosed elsewhere, are as follows.

     In the June 2000 quarter, Covol's Board of Directors approved two employee benefit plans, the Covol Technologies, Inc. 401(k) Profit Sharing Plan and the 2000 Employee Stock Purchase Plan. Under the terms of the 401(k) Plan, employees may elect to make tax-deferred contributions to the Plan of up to 15% of their compensation, subject to statutory limitations. Covol may elect to match employee contributions up to a specified maximum rate, which matching contributions, if made, vest over a four-year period. Covol is not required to have net income in order to make a matching contribution.

     The 2000 Employee Stock Purchase Plan provides eligible employees with an opportunity to increase their proprietary interest in the success of Covol by purchasing stock in Covol on favorable terms and to pay for such purchases through payroll deductions. A total of 500,000 shares of common stock are reserved for issuance under the Plan. Under the Plan, employees purchase shares of stock directly from Covol, which shares are made available either from Covol's authorized but unissued shares or from treasury shares, including shares repurchased on the open market. Covol's current intent is to use shares being purchased on the open market to meet these requirements. The Plan is intended to comply with Section 423 of the Internal Revenue Code, but is not subject to the requirements of ERISA. Employees purchase stock through payroll deductions of from 1% to 10% of cash compensation, subject to certain limitations. The stock is purchased in a series of calendar-month offerings. The cost per share to the employee is 85% of the lesser of the fair market value at the beginning of the offering period or the end of the offering period. Substantially all employees of Covol are eligible to participate in the 401(k) Plan and the Stock Purchase Plan after meeting certain age and length of employment requirements.

     In March 1997, Covol transferred the Utah Synfuel #1 facility to Coaltech. In connection with this transaction, Covol licensed Coaltech to use Covol's proprietary binder technologies for a non-refundable advance license fee of $1,400,000, which is being recognized as income through 2007, the contractual term of the license agreement, and a recurring license fee that was payable quarterly and that was based upon synthetic fuel produced and sold at the Coaltech facility. Covol contracted with Coaltech to operate the facility for which Covol received a quarterly fee, which was also based upon synthetic fuel produced and sold. In accordance with generally accepted accounting principles and after discussions with the staff of the Securities and Exchange Commission, the transfer of the facility to Coaltech was not reflected as a sale for accounting purposes. The original cost of the facility less cash payments received from Coaltech, was reflected in the consolidated balance sheet as of September 30, 1999 as facility transferred under note receivable arrangement. This asset was realized in February 2000 in connection with the reduction of the amount due under a note payable to one of the limited partners of Coaltech.

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

     In anticipation of a relocation of the Utah facility by Coaltech, on October 29, 1999 Covol received notification from the limited partners of Coaltech that they were effecting a retirement of Covol as the general partner of the partnership and were terminating Covol as operator of the Utah facility. The limited partners also asserted that as a consequence of the retirement of Covol as general partner, Covol was deemed to have forfeited its 1% interest in the partnership. The notification demanded that Covol indemnify the limited partners for all of their losses, damages, payments, costs and expenses. Covol disputed the limited partners' demands.

     On December 1, 1999, the parties entered into negotiations and as a result an interim standstill agreement was reached pursuant to which the limited partners and Covol agreed not to pursue formal proceedings against each other pending the outcome of the settlement negotiations. In February 2000, Covol, Coaltech and one of the limited partners of Coaltech reached a settlement regarding both the note payable due to the limited partner from Covol and the note receivable due to Covol from Coaltech. In June 2000, Covol entered into a settlement agreement and release with Coaltech and the two limited partners of Coaltech. The terms of this settlement agreement provide for termination of all of the agreements between Covol and Coaltech described above. In addition, Covol received a settlement payment from Coaltech which was materially consistent with the net amount due from Coaltech and the limited partners. Accordingly, no gain or loss was recognized in the financial statements as a result of the settlement. In connection with this settlement agreement, Coaltech entered into a new license and binder supply agreement to purchase proprietary binder materials from Covol and to use Covol's technology in the production of synthetic fuel when operations of the facility are resumed. The new license agreement could potentially result in a significant reduction in royalties to be received by Covol.

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

     In September 1996, Covol entered into an agreement with Coalco Corporation whereby Coalco was to advise Covol with respect to the financing and sale of certain synthetic fuel manufacturing facilities. A dispute arose between Covol and Coalco about services rendered or to be rendered by Coalco and the amount and timing for payment for such services. A settlement was reached in November 1999 whereby Covol agreed to pay Coalco $1,500,000 plus a royalty based on the synthetic fuel sold from five licensee-owned facilities. All of the $1,500,000 has been paid to Coalco as of June 30, 2000. Pelletco, an affiliate of Coalco, is a licensee of Covol.

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

     During the six months ended March 31, 2000, Covol recorded approximately $6,800,000 of license fee revenues from a single licensee that owns four synthetic fuel facilities that use Covol's proprietary binder technology. These revenues related to sales of synthetic fuel at these facilities primarily between June 1999 and March 2000 which were late reported by this licensee in early calendar 2000. Covol and this licensee agreed to amend the license fee arrangements for prior and future periods, which amendments were finalized in May 2000. No adjustment to amounts previously recorded in the consolidated financial statements was necessary as a result of these amendments. In addition, in May 2000 the future interest rate on the $6,500,000 note receivable from this licensee was reduced from 12% to 6%.

     Covol is involved in several legal proceedings that have arisen out of the normal course of business. Covol believes that many of these claims are without merit and in all cases intends to vigorously defend its position. Management does not believe that the outcome of these activities will have a significant effect upon the operations or the financial position of Covol.

9.   Events subsequent to June 30, 2000

     In addition to events subsequent to June 30, 2000 disclosed elsewhere, Covol has made several strategic investments and loans aggregating
     $2,715,000 from July through August 4, 2000. Combined with $450,000 of investments and loans made in June 2000, Covol currently has made a total of $3,165,000 of strategic investments and loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Revenues. Total revenues for the three months ended June 30, 2000 ("2000") increased by $13,423,000 to $15,000,000 as compared to $1,577,000 for the three months ended June 30, 1999 ("1999"). During 2000, Covol recognized license fees totaling $3,591,000 while $853,000 of license fees were recognized during 1999. The license fees in 2000 consisted of the straight-line amortization of one-time, non-refundable initial license fees of $230,000, reduced by a one-time adjustment of $201,000, and recurring earned license fees or royalty payments of $3,562,000. License fees in 1999 consisted of the straight-line amortization of one-time, non-refundable initial license fees of $227,000 and recurring license fees or royalty payments of $626,000. Initial license fees are not expected to increase in future periods and are recognized on a straight-line basis over the period covered by Covol's license agreements with licensees. Recurring earned license fees or royalty payments, which over the long term are expected to increase in future periods, are due quarterly based upon synthetic fuel produced and sold as reported to Covol by its licensees. The increase in 2000 earned license fees was due primarily to a significant increase from a licensee that owns and operates four synthetic fuel facilities.

Covol provides proprietary binder material to its licensees either at a fixed price or at Covol's cost plus a contracted markup. Covol purchases the binder materials under a long-term contract with a large chemical company. Binder sales during 2000 were $2,709,000 with a corresponding direct cost of $1,860,000. Binder sales during 1999 were $409,000 with a corresponding direct cost of $291,000. The increase in binder sales in 2000 over 1999 was due to increased synthetic fuel production by Covol's licensees.

Gains on Sale of Facilities. In 2000, Covol sold a synthetic fuel facility and recognized a gain of $1,227,000. Also, $6,500,000 of contingent sales proceeds related to the January 2000 sale of a facility and sale of an option to acquire a facility were received and recognized as revenue. Finally, Covol received approximately $3,777,000 of contingent sales proceeds related to the sale of a facility in August 1999, of which $800,000 was recognized as revenue and the balance deferred (see Note 5 to the Consolidated Financial Statements).

Operating Costs and Expenses. Total operating costs and expenses increased by $787,000 to $6,192,000 during 2000 from $5,405,000 during 1999. Cost of operations decreased $2,250,000 from $3,027,000 during 1999 to $777,000 during 2000. During 2000, Covol incurred significantly lower operating expenses in connection with the continued refinement and implementation of the briquetting process associated with the 24 facilities placed in service during 1998, and in particular the operating costs associated with the four facilities owned by Covol which have now been sold. Consistent with its business plan to sell the facilities and earn royalties from facility owners, Covol sold its four owned facilities in August 1999, December 1999, January 2000 and April 2000, respectively (see Note 5 to the Consolidated Financial Statements). In 1999, cost of operations primarily related to labor and operating expenses at the owned synthetic fuel facilities and the wash plant located in Utah, losses related to the writedown of inventory purchased from Coaltech, and costs incurred in providing assistance to Covol's licensees in resolving ramp-up issues at their synthetic fuel facilities. Covol expects future costs of operations to remain significantly below 1999 levels.

Asset  write-offs  and other  non-recurring  charges.  In 2000,  Covol  recorded
non-recurring   asset  write-offs  and  employee   severance   charges  totaling
approximately $1,559,000. There were no such charges in 1999.

Selling, general and administrative expenses increased $67,000 or 5% to $1,405,000 during 2000 from $1,338,000 for 1999. The increase in expenses in 2000 is due to an increase in payroll and other compensation-related costs which more than offset decreases in most other cost categories.

Compensation expense from stock options decreased $158,000 to $591,000 for 2000 from $749,000 for 1999. This expense relates to options granted in prior periods that vest over several years and the compensation value that is being recognized as an expense over the vesting period. During both periods, Covol terminated employees to whom compensatory stock options were granted in prior years. These stock options vested upon termination, resulting in the accelerated write off of the unamortized deferred compensation related to these individuals. These accelerated write-offs totaled approximately $600,000 in 1999 and approximately $550,000 in 2000. As a result of employee terminations, future amortization expense will be reduced.

Other Income and Expense. During 2000, Covol reported net other expenses of $549,000 compared to $1,699,000 for 1999. This decrease of $1,150,000 relates to positive variances of $1,030,000 in interest expense, $49,000 in the mark-to-market adjustment of the carrying value of a related party note receivable collateralized by Covol common stock, and $71,000 in interest income and other income.

Interest expense decreased in 2000 due to the higher average levels of outstanding borrowings and higher effective cost of debt which existed in 1999 as compared to 2000, most notably as a result of the convertible debt issued at a discount during March 1999, which was completely paid off in May 2000. Interest expense of $718,000 in 2000 resulted from the amortization of debt discount and debt issuance costs. Interest expense of $834,000 in 1999 consisted of amortization of debt discount and debt issuance costs. Interest expense is expected to significantly decrease in the future as a result of repayment of debt related to the sale of company-owned facilities in late 1999 and 2000 and the complete redemption of outstanding convertible debt in 2000.

During 1996, Covol sold certain construction companies and received as consideration a $5,000,000 note receivable ("Note"). The Note is "marked to market" each quarter based upon the market value of Covol's common stock held as collateral and is reflected in the consolidated balance sheet at the underlying value of this collateral, $318,000 at June 30, 2000. This adjustment resulted in a write-up of $49,000 during 2000, compared to no change during 1999.

Extraordinary Item. In May and June 2000, Covol redeemed all of the convertible debt issued in March 1999. The loss recognized as a result of the cash paid plus the acceleration of amortization of the unamortized debt discount and debt issuance costs totaled approximately $6,037,000. This loss is reflected as an extraordinary item in the Consolidated Statements of Operations.

Net Income. For 2000, net income of $2,222,000 represents an improvement of $7,749,000 from the net loss of $5,527,000 in 1999. This is primarily due to increased revenues, especially gains on the sale of facilities. Covol did not recognize any income tax expense in 2000, due to available net operating loss carryforwards, nor in 1999 due to the net loss incurred.

Nine Months Ended June 30, 2000 Compared to Nine Months Ended June 30, 1999

Revenues. Total revenues for the nine months ended June 30, 2000 ("2000") increased by $29,847,000 to $33,949,000 as compared to $4,102,000 for the nine months ended June 30, 1999 ("1999"). During 2000, Covol recognized license fees totaling $12,424,000 while $2,140,000 of license fees were recognized during 1999. The license fees in 2000 consisted of the straight-line amortization of one-time non-refundable initial license fees of $691,000, reduced by a one-time adjustment of $201,000, and recurring earned license fees or royalty payments of $11,934,000. License fees in 1999 consisted of the straight-line amortization of one-time non-refundable initial license fees of $680,000 and recurring license fees or royalty payments of $1,460,000. The increase in 2000 earned license fees was due primarily to significant increases from a licensee that owns and operates four synthetic fuel facilities (see Note 8 to the Consolidated Financial Statements). Binder sales during 2000 were $5,945,000 with a corresponding direct cost of $4,088,000. Binder sales during 1999 were $1,365,000 with a corresponding direct cost of $941,000. The increase in binder sales in 2000 over 1999 was due to increased synthetic fuel production by Covol's licensees.

Gains on sale of facilities. In December 1999, Covol sold a synthetic fuel facility located in Price, Utah and reported a gain of approximately $5,341,000. In April 2000, Covol sold a synthetic fuel facility located in Tallmansville, West Virginia and recognized a gain of $1,227,000. Also, $6,500,000 of contingent sales proceeds related to the January 2000 sale of a facility and sale of an option to acquire a facility were received and recognized as revenue. Finally, Covol received approximately $3,777,000 of contingent sales proceeds related to the sale of a facility in August 1999, of which $800,000 was recognized as revenue and the balance deferred (see Note 5 to the Consolidated Financial Statements). There were no sales of synthetic fuel facilities in 1999.

Gains on Non-recurring Transactions. In 2000, Covol recorded non-recurring gains of approximately $1,079,000 related to the satisfaction of a contingent contract liability for $755,000 and a $324,000 gain recognized on a note receivable transaction.

Operating Costs and Expenses. Total operating costs and expenses increased by $9,962,000 to $25,259,000 during 2000 from $15,297,000 during 1999, primarily due to non-recurring charges of approximately $13,421,000 in 2000 and only $556,000 in 1999. Cost of operations decreased $6,160,000 from $9,226,000 during 1999 to $3,066,000 during 2000. During 2000, Covol incurred significantly lower operating expenses in connection with the continued refinement and implementation of the briquetting process associated with the 24 facilities placed in service during 1998, and in particular the operating costs associated with the four facilities owned by Covol which have now been sold. In 1999, cost of operations primarily related to labor and operating expenses at the owned synthetic fuel facilities and the wash plant located in Utah, losses related to the writedown of inventory purchased from Coaltech, and costs incurred in providing assistance to Covol's licensees in resolving ramp-up issues at their synthetic fuel facilities. Covol expects future costs of operations to remain significantly below 1999 levels.

Loss on Sale of Facilities. In addition to the sales of facilities on which gains were recognized, Covol sold a synthetic fuel facility and an option to acquire a licensee facility in January 2000. Covol reported a combined loss on these transactions of approximately $598,000 (see Note 5 to the Consolidated Financial Statements).

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

Covol recorded additional non-recurring asset write-offs and employee severance charges in 2000 which, when added to the charges described in the preceding paragraph, totaled approximately $13,421,000. Of this amount, approximately $11,680,000 represented non-cash charges. In 1999, Covol recorded non-recurring charges of approximately $556,000.

Selling, general and administrative expenses decreased $97,000 or 3% to $3,403,000 during 2000 from $3,500,000 for 1999. The decrease in expenses in 2000 is due to decreases in nearly all cost categories, largely offset by an increase in payroll and other compensation-related costs.

Compensation expense from stock options decreased $391,000 to $683,000 for 2000 from $1,074,000 for 1999. During both periods, Covol terminated employees to whom compensatory stock options were granted in prior years. These stock options vested upon termination, resulting in the accelerated write off of the unamortized deferred compensation related to these individuals. These accelerated write-offs totaled approximately $600,000 in 1999 and approximately $550,000 in 2000. As a result of employee terminations, future amortization expense will be reduced.

Other Income and Expense. During 2000, Covol reported net other expenses of $3,220,000 compared to 3,947,000 for 1999. This decrease of $727,000 relates primarily to positive variances of $667,000 in the mark-to-market adjustment of the carrying value of a related party note receivable collateralized by Covol common stock, and $382,000 in interest income and other, offset by a $322,000 increase in interest expense.

Interest expense increased in 2000 due to the higher average levels of outstanding borrowings and higher effective cost of debt which existed in 2000 as compared to 1999, most notably as a result of the convertible debt issued at a discount during March 1999. Interest expense of $2,990,000 in 2000 resulted from the amortization of debt discount and debt issuance costs, while only $1,160,000 of interest expense in 1999 consisted of amortization of debt discount and debt issuance costs. Interest expense is expected to significantly decrease in the future as a result of repayment of debt related to the sale of company-owned facilities in late 1999 and 2000 and the complete redemption of outstanding convertible debt in May 2000.

Income Taxes. In the quarter ended December 31, 1999, Covol recognized $3,000,000 of its deferred tax asset. Covol believes it is more likely than not that this portion of the total deferred tax asset will be realized as a result of improved operations, combined with income to be recognized from the amortization of deferred revenues in subsequent periods. Covol did not recognize any income tax benefit in fiscal 1999 due to the net loss incurred.

Extraordinary Item. In January 2000, Covol redeemed all of the convertible debt issued from September 1999 through December 1999. The redemption consideration given included approximately $1,000,000 in redemption premiums plus approximately 214,000 shares of common stock. The loss recognized as a result of the redemption consideration paid plus the acceleration of amortization of the unamortized debt discount and debt issuance costs totaled approximately $1,823,000. In May and June 2000, Covol redeemed all of the convertible debt issued in March 1999. The loss recognized as a result of the redemption consideration paid plus the acceleration of amortization of the unamortized debt discount and debt issuance costs totaled approximately $6,037,000. The combined losses on all redemptions, totaling approximately $7,860,000, are reflected as an extraordinary item in the Consolidated Statements of Operations.

Net Income. For 2000, net income of $610,000 represents an improvement of $15,752,000 from the net loss of $15,142,000 in 1999. This is primarily due to increased revenues, including gains on the sale of facilities, and decreased cost of operations, partially offset by increased asset write-offs and other non-recurring charges and an extraordinary loss.

Liquidity and Capital Resources

During 1998, Covol and its licensees completed the construction of and began operations at 24 synthetic fuel facilities. Covol owned four facilities which it held for sale and sold during 1999 and 2000. Proceeds from the sale of facilities have been used primarily to retire debt that was incurred principally in connection with the construction and operation of the facilities, and to a lesser extent, for working capital needs.

Net cash provided by operating activities during the nine months ended June 30, 2000 ("2000") was $10,655,000 compared to $14,388,000 of cash used during the nine months ended June 30, 1999 ("1999"). Most of this change in cash flow from operations is attributable to the 2000 net income of $610,000 as compared to the 1999 net loss of $15,142,000, augmented by the non-cash nature of many of the material expenses included in results of operations for 2000. During 2000, proceeds from the sale of facilities were approximately $34,500,000, net proceeds from the issuance of notes payable and related common stock warrants totaled approximately $6,980,000, and net proceeds from the issuance of common stock and related common stock warrants totaled approximately $5,254,000. Approximately $41,754,000 of notes payable were repaid during 2000 and approximately $4,454,000 of cash was used for preferred stock redemptions.

With the exception of the sale of facilities in 2000, Covol's investing activities in both 2000 and 1999 were not significant. Covol believes that funds required for investing activities, other than strategic investments and bridge loans, will continue to be relatively low during the remainder of fiscal 2000. Covol has no current plans to construct additional synthetic fuel facilities or to incur significant costs to acquire property, plant and equipment, but does have plans to increase its strategic investments and lending activities as opportunities arise (see Note 9 to the Consolidated Financial Statements).

Covol's working capital improved from a working capital deficit of approximately $1,799,000 at September 30, 1999 to a positive working capital position of approximately $5,441,000 as of June 30, 2000. Several factors caused this change, most notably an increase in cash from the sale of facilities and increased royalty revenues. The most significant changes in working capital, in addition to the increase in cash, were the reduction of approximately $18,459,000 in facilities and equipment held for sale and the reduction of approximately $13,513,000 in current notes payable. Both of these changes primarily resulted from the sales of synthetic fuel facilities in 2000.

Covol expects its operations to produce positive cash flows in the near-term future. In addition to expected positive cash flows from operations, Covol will receive additional funds, totaling approximately $3,600,000, when the final contingent payment from the sale of a synthetic fuel facility in August 1999 is received. This payment is expected to be received prior to the end of fiscal 2000. In addition to cash provided by operating activities and contingent proceeds from the sale of a facility, Covol has initiated negotiations with two financial institutions in order to secure a line of credit. Covol believes these negotiations will ultimately be successful.

As of June 30, 2000, Covol's notes payable total approximately $7,364,000, of which approximately $7,113,000 is due within the 12 months ending June 30, 2001. Since June 30, 2000, approximately $2,000,000 of notes payable has been repaid, reducing the remaining balance of notes payable to approximately $5,000,000. Covol believes it will have sufficient cash reserves to meet its obligations both during the remainder of fiscal 2000 and during the fiscal year ending September 30, 2001.

Other Items

Covol has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of Covol. Based on that review, Covol believes that none of these pronouncements will have any significant effects on current or future financial position or results of operations.

Risk Factors

We Have a History of Losses; No Assurance of Profit

We have incurred total losses of approximately $74,000,000 from February 1987 through December 31, 1999. Until the quarter ended March 31, 2000, all quarters have had net losses. We may not be profitable in the future. We are dependent on collection of license fees and other payments from licensees for revenue. It is not certain whether earned royalties from licensees will continue to be sufficient to meet operating requirements. Potential future operating cost reductions are limited due to our need to work with licensees in order to sustain and increase earned royalties.

Ongoing Financial Viability Depends on Operations Success for License Revenues

Our existence depends on the ability of our licensees to produce and sell synthetic fuel which will generate license fees to us. There are twenty-four synthetic fuel plants that utilize our patented technology and from which we intend to earn license fees. There are four additional facilities which utilize a technology that we acquired during fiscal 1999. Substantially all of the ongoing royalties we have earned to date have been generated by six facilities. Improved operations at each of these plants depends on the ability of the plant owner to produce a marketable quality of synthetic fuel, and the ability of the plant owner to market the synthetic fuel. Licensees must successfully address all operational issues, including but not limited to, feedstock availability, cost, moisture content, Btu content, correct binder formulation, operability of equipment, product durability, resistance to water absorption and overall costs of operations, which in many cases to date have resulted in unit costs in excess of resale prices. In some cases, licensees may be forced to relocate plants and enter into new strategic contracts to address marketing and operating issues. Licensee plant relocations will delay generation of license fees for Covol. It is not certain how much time our licensees will require for the full resolution of all of these marketing and operational issues.

Debt Terms and Covenants Restrict Our Activities

On May 31, 2000 we entered into a loan agreement that contains restrictions on business activities and covenants for future activities. We also agreed to meet specific monthly and quarterly earnings targets beginning in June 2000 and for subsequent months and quarters until debt is repaid. These terms and conditions also restrict or prohibit specific activities without debtholder approval, including for example, materially changing the business of Covol, incurring more than a specified amount of additional indebtedness, entering into a merger, reorganization, recapitalization, or similar transaction, and making loans or investments greater than a specified amount without the debtholder's approval. Non-compliance could result in all indebtedness becoming immediately due and payable.

We or our Licensees May Not Qualify for Tax Credits Granted by Congress to Encourage Production of Alternative Fuels

Section 29 of the Internal Revenue Code provides a tax credit for the production and sale of qualified synthetic fuel. We received a private letter ruling from the IRS in which the IRS agrees synthetic fuel manufactured using our technology qualifies for the Section 29 tax credits. The IRS has issued at least seven other private letter rulings to licensees of our technology. These rulings may be modified or revoked by the IRS if the IRS adopts regulations that are different from these rulings. Also, a private letter ruling may not apply if the actual practice differs from the information given to the IRS for the ruling. Ultimately, it is within the power of Congress to repeal Section 29. Therefore, tax credits may not be available in the future, which would materially adversely impact us. See our Form 10-K for fiscal year 1999, "ITEM 1. BUSINESS - Tax Credits" for an explanation of qualifications for Section 29 tax credits.

Based upon the language of Section 29 of the tax code and private letter rulings issued by the IRS to us and our licensees, we and our licensees believe the synthetic fuel facilities built and completed by June 30, 1998 are eligible for
Section 29 tax credits. However, the ability to claim tax credits is dependent upon a number of conditions including, but not limited to, the following:

     o The facilities were constructed pursuant to a binding contract entered into on or before December 31, 1996;
     o All steps were taken for the facility to be considered placed in service;
     o Manufacturing procedures are applied to produce a significant chemical change and hence a "qualified fuel";
     o    The synthetic fuel is sold to an unrelated party; and
     o The owner of the facility is in a tax paying position and can therefore use the tax credits.

The IRS may challenge us or our licensees on any one of these or other conditions. Also, we or our licensees may not be in a financial position to claim the tax credits if we or they are not profitable. In addition, the Section 29 credit is subject to phase out after the unregulated oil price reaches a certain level, adjusted annually for inflation. The most recent published information is for 1999 and based on that information, the credit would begin to be phased out if the unregulated oil price reached a price of $47.03 per barrel and would be completely phased out if the price reached $59.04 per barrel. The 1999 unregulated oil price as published by the IRS is $15.56 per barrel. The inability of a licensee to claim tax credits could potentially reduce our income from the licensee.

Our accounting and valuation procedures assume qualification for Section 29 tax credits so that synthetic fuel production will continue to be the highest and best use of our equipment and facilities. If they lose their qualification under
Section 29, the equipment and facilities could be overvalued in any alternative highest and best use.

Synthetic Fuel Facilities May Not Be Commercially Viable After the Tax Credits Expire

The synthetic fuel facilities that qualify for tax credits under Section 29 of the code receive economic benefits from the tax credits in addition to the benefits, if any, from operations. It is possible that synthetic fuel facilities that are not eligible for tax credits cannot be built and operated profitably.

Section 29 expires December 31, 2007 after which tax credits will not apply to the synthetic fuel facilities. In order to remain competitive and commercially viable after 2007, licensees must manage their costs of production and feedstock, and they must also develop the market for synthetic fuel with adequate prices to cover the costs.

Other Applications of Our Technology May Not Be Commercially Viable

We have developed and patented technologies related to the briquetting of wastes and by products from the coal, coke, and steel industries. We have also tested in the laboratory the briquetting of other materials. However, to date we have only commercialized our coal-based synthetic fuel application. The other applications have not been commercialized or proven out in full-scale operations. We may not be able to employ these other applications profitably. See our Form 10-K for fiscal year 1999, "ITEM 1. BUSINESS - Background" for a discussion of non-synthetic fuel applications of our technology.

New Technologies and Other New Business Plans May Not Be Commercially Viable

In addition to our efforts to develop our technology in non-synthetic fuel applications, Covol is investigating and selectively investing in the commercialization of the technologies of others. Covol is also investigating and selectively investing in business opportunities unrelated to technology commercialization. All of Covol's future business plans outside of the synthetic fuel industry are at an early stage of development, will require significant time, management resources, including recruitment and retention of managers, and capital investment, and may not prove to be profitable. Covol's implementation of new business plans will likely require the approval of Covol's May 2000 debt holder because of covenants restricting Covol's activities.

Market Acceptance of Synthetic Fuel Production is Uncertain

We are uncertain of the market acceptance of products manufactured using our technology. Synthetic fuel is a relatively new product and competes with standard coal products. Industrial coal users must be satisfied that the synthetic fuel is a suitable substitute for standard coal products. Moisture, hardness, special handling requirements and other characteristics of the synthetic fuel product may affect its marketability, including sales price. Our licensees may be unable to meet the product quality requirements of all their customers. Many industrial coal users are also limited in the amount of synthetic fuel product they can purchase from our licensees because they have committed a substantial portion of their coal requirements through long-term contracts. Reliance on spot markets have generally produced lower resale prices compared to long-term coal supply contracts in the utility industry. For these and other possible reasons, customers may not purchase the synthetic fuel products made with our technology. To date our licensees have secured contracts for the sale of only a portion of their production. The suitability of synthetic fuel as a coal substitute and particularly the quality characteristics of synthetic fuel, the overall downward trend in coal prices, and the traditional long-term supply contract practices of fuel buying in the utility industry have made the identification of purchasers of synthetic fuel difficult. We do not know if licensees will be able to secure the market contracts for their synthetic fuel product at full production levels.

Supply of Sufficient Raw Material for Synthetic Fuel Facilities is not Assured

Our licensees have not secured all the raw material needed to operate all of the facilities for the full term of the tax credit. Some of the owners of facilities are constructing coal washing facilities to provide feedstock and some of the facilities may have to be moved to sites with enough raw materials for operation. See our From 10-K for fiscal year 1999, "ITEM 1. BUSINESS - Supply of Raw Materials" for a discussion of the principal sources of raw materials.

We Must Comply With Government Environmental Regulations

The synthetic fuel facilities which use our technology must satisfy government environmental regulations. We or the facility owners may be subject to fines for any violation of regulations due to design flaws, construction flaws, or operation errors. A violation may prevent a facility from operating until the violation is cured. We or our licensees may be liable to environmental damage from facilities not operated with environmental guidelines. See our Form 10-K for fiscal year 1999, "ITEM 1. BUSINESS - Governmental Regulation" for a discussion of the principal areas of federal and state regulation which we are subject to.

We have Significant Competitors

We experience competition from:

     o    Other alternative fuel technology companies and their licensees,
     o Companies that specialize in the recycling of waste products generated by coal and other resource production, and
     o    Traditional coal, fuel, and natural resource suppliers.

Competition may come in the form of the licensing of competing technologies or in the marketing of similar products. We currently have limited experience in manufacturing and marketing. Many of our competitors have greater financial, management and other resources than we have. We may not be able to compete successfully. See our Form 10-K for fiscal year 1999, "ITEM 1. BUSINESS - Competition" for a discussion of the competitors in the synthetic fuel industry that we are aware of.

Limitation on Protection of Key Intellectual Property

We rely on patent, trade secret, copyright and trademark law, as well as confidentiality agreements and other security measures to protect our intellectual property. These rights or future rights or properties may not protect our interests in present and future intellectual property. Competitors may successfully contest the validity or scope of our patents or may use concepts and processes which enable them to circumvent our technology. See our Form 10-K for fiscal year 1999, "ITEM 1. BUSINESS - Proprietary Protection" for a list of our trade names, patents and other intellectual property and a discussion of its value to us.

Technological Developments by Third Parties Could Increase Our Competition

Alternative fuel sources and the recycling of waste products are the subject of extensive research and development by our competitors. If a competitive technology were developed which greatly increased the demand for waste products or reduced the costs of alternative fuels or other resources, the economic viability of our technology would be adversely affected.

Furthermore, we may not be able to develop or refine our technology to keep up with future synthetic fuel requirements or to commercialize the other applications of our technology as discussed in our business strategy. See our Form 10-K for fiscal year 1999, "ITEM 1. BUSINESS - "Background" for a discussions of our efforts to continue to develop and refine our technology.

Operations Liability May Exceed Insurance Coverage

We are subject to potential operation liability, such as injuries to employees or third parties, which are inherent in the manufacturing of industrial products. While we have obtained casualty and property insurance in the amount of $10,000,000, with the intent of covering these risks, there can be no assurance that our operations will not expose us to operation liabilities beyond our insurance coverage.

No Dividends Are Contemplated in the Foreseeable Future

We have never paid and do not intend to pay dividends on common stock in the foreseeable future. In addition, dividends on common stock cannot be paid until cumulative dividends on our outstanding preferred stock are fully paid. Our ability to pay dividends without approval of the debt holder is also restricted and prohibited by covenant as long as the debt issued in our May 2000 loan agreement remains outstanding.

Common Stock Price May Continue to be Volatile

Our common stock is currently traded on The Nasdaq Stock Market. The market for our common stock has been volatile. Factors such as announcements of production or marketing of synthetic fuel from the synthetic fuel facilities, technological innovations or new products or competitors announcements, government regulatory action, litigation, patent or proprietary rights developments, changes in analyst coverage or ratings, and market conditions in general could have a significant impact on the future market for our common stock. You may not be able to sell our common stock at or above your purchase price.

Preferred Dividends Accumulate Until Paid and Must Be Paid Prior to Any Dividends to Holders of Common Stock

We have issued preferred stock that has preferential dividends which accumulate if unpaid. Dividends on common stock are prohibited until the preferential rights of the preferred stock are satisfied. If we are liquidated, the preferred stockholders are entitled to liquidation proceeds after creditors but before common stockholders.

Conversion of Convertible Securities May Dilute Stockholders

We have issued a significant amount of securities which are convertible into common stock. As of August 4, 2000, we have approximately 23,600,000 shares of common stock outstanding and approximately 5,100,000 additional shares are issuable upon conversion of convertible preferred stock, and upon exercise of warrants and options. To the extent warrants, options and convertible preferred stock are converted into common stock, stockholder interest in us will be diluted.

Dilution of Stockholders Due to Sales of Common Stock and Conversion of Convertible Securities May Affect Our Ability to Raise Additional Capital

Sales of common stock and convertible preferred stock and the exercise of options and warrants may have an adverse effect on the trading price of and market for our common stock. We may sell or issue common stock or convertible securities in the future at market prices or at prices below the current market price, which issuance would cause dilution to stockholders. If the market value of the common stock decreases significantly, the offering price per share in any future private placements or public offerings may decrease causing dilution of ownership to other stockholders.

Forward Looking Statements

Statements regarding Covol's expectations as to the operation of facilities utilizing the Covol binder technologies, the marketing of products, the receipt of licensing fees, the ability to obtain a line of credit, the development and commercialization of non-synthetic fuel technologies and other strategic business opportunities and other information about Covol that are not purely historical by nature, including those statements regarding Covol's future business plans, the operation of facilities, the estimated capacity of facilities, the availability of coal fines, the marketability of the synthetic fuel and the financial viability of the facilities, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Covol believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting the synthetic fuel industry or the economy generally, factors which could cause actual results to differ from expectations stated in these forward looking statements include, among others, the following:

     (1)  The commercial success of the Covol binder technologies.
     (2) Operating issues for licensed facilities including feedstock availability, moisture content, Btu content, correct application of binder formulation, operability of equipment, product durability, resistance to water absorption and overall costs of operations.
     (3) Marketing issues relating to market acceptance of products manufactured using Covol's technology, including control of moisture content, hardness, special handling requirements and other characteristics of the synthetic fuel product which affect its marketability and its sales price.
     (4) Securing of necessary sites, including permits and raw materials, for relocation and operation of facilities.
     (5) Maintenance of placed-in-service requirements under Section 29 of the tax code by synthetic fuel manufacturing facilities.

     (6) Changes in governmental regulations or failure to comply with existing regulations which may result in operational shutdowns of licensee facilities.
     (7)  The availability of tax credits under Section 29 of the tax code.
     (8) The commercial feasibility of the Covol synthetic fuel technologies upon the expiration of Section 29 tax credits.
     (9) Ability to meet financial commitments under existing contractual arrangements.
     (10) Ability to meet non-financial commitments under existing contractual arrangements.
     (11) Ability to commercialize the non-synthetic fuel binder technologies which have only been tested in the laboratory and not in full-scale operations.
     (12) Ability to commercialize the technology of others and to implement non-technology based business plans which are at an early stage of investigation and investment and which will require significant time, management, and capital investment.
     (13) Dependence on licensees to successfully implement Covol binder technologies and making license and other payments to Covol.
     (14) The market acceptance of products manufactured with Covol binder technologies in the face of competition from traditional products.
     (15) Success in the face of competition by others producing synthetic fuel and other recycled products.
     (16) Sufficiency of intellectual property protections.


                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

K-Lee Processing. On March 20, 1997 Covol entered into an Amended and Restated Supply Agreement for the purchase of coal fines from K-Lee Processing, Inc. and Concord Coal Recovery Limited Partnership (together "K-Lee"). Covol periodically purchased coal fines from K-Lee throughout 1997. K-Lee invoiced Covol for a total of 108,000 tons of fines that Covol paid for. However, K-Lee failed to deliver 11,059 tons valued at $320,716. K-Lee has refused to refund the overpayment for non-delivered fines. On July 14, 2000, Covol filed a complaint against K-Lee Processing, Inc. and Concord Coal Recovery Limited Partnership in the United States District Court for the Northern District of Alabama seeking damages in the amount of $320,716 for the coal fines purchased but not delivered. The litigation is at an early stage and resolution is uncertain, although Covol intends to prosecute its claims vigorously.

See also"ITEM 3: LEGAL PROCEEDINGS" in Covol's Annual Report on Form 10-K for the year ended September 30, 1999 for descriptions of other current legal proceedings. With respect to those matters, no material changes have occurred since that report was filed.

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

Reference is made to the redemption of convertible debt; to the conversion of debt into common stock and warrants for the purchase of common stock; to the conversions and redemption of series D preferred stock; to the issuance of common stock and warrants for cash; to the acquisition of treasury stock; and to the issuance of common stock upon exercise of warrants, all as described in Note 2 to the consolidated financial statements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are included herein:

         10.69 Settlement Agreement and Mutual Release dated as of May 25, 2000 by and among Covol and Birmingham Syn Fuel, L.L.C., PacifiCorp Syn Fuel, L.L.C., and PacifiCorp Financial Services, Inc.*
         10.69.1 Amended and Restated Promissory Note dated as of May 25, 2000 in favor of Covol, executed by Birmingham Syn Fuel, L.L.C. as debtor
         10.69.2  Amended and Restated  Security  Agreement  dated as of May 25,
                  2000 by and between Covol and Birmingham Syn Fuel, LLC
         10.69.3  License and Binder Purchase Agreement dated as of May 25, 2000 by and between Birmingham Syn Fuel, L.L.C. and Covol*
         10.69.4  License and Binder Purchase Agreement dated as of May 25, 2000 by and between PacifiCorp Syn Fuel, L.L.C. and Covol (related to the Brookwood facility)*
         10.69.5 License and Binder Purchase Agreement dated as of May 25, 2000 by and between PacifiCorp Syn Fuel, L.L.C. and Covol (related to the Pumpkin Center #1 facility)*
         10.69.6 License and Binder Purchase Agreement dated as of May 25, 2000 by and between PacifiCorp Syn Fuel, L.L.C. and Covol (related to the Pumpkin Center #2 facility)*
         10.70 Settlement Agreement and Release dated as of June 26, 2000 by and among Covol, Utah Synfuel #1 Ltd., Coaltech No. 1 L.P., AJG Financial Services, Inc., and Square D Company*
         10.70.1 License and Binder Supply Agreement dated as of June 26, 2000 by and among Coaltech No. 1 L.P., Utah Synfuel #1 Ltd. and Covol*
         27.1     Financial Data Schedule

         *        This exhibit  contains  confidential  material  which has been omitted pursuant to a Confidential Treatment Request. The omitted information has been filed separately with the Securities and Exchange Commission.

         (b) The following report on Form 8-K was filed during the quarter ended June 30, 2000:

         o Form 8-K filed on June 6, 2000, for an event dated June 5, 2000 (Early retirement of debt)

         Covol also filed a Form 8-K on July 19, 2000, which was amended on Form 8-K/A filed on July 28, 2000, for an event dated July 19, 2000 (Change in certifying accountant).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     COVOL TECHNOLOGIES, INC.

Date:  August 10, 2000               By: /s/ Kirk A. Benson
                                         ---------------------------------------
                                         Kirk A. Benson, Chief Executive Officer
                                         and Principal Executive Officer

Date:  August 10, 2000               By: /s/ Steven G. Stewart
                                         ---------------------------------------
                                         Steven G. Stewart, Chief Financial
                                         Officer and Principal Financial Officer