Form 10-K
period 2000-09-30
HEADWATERS INC
filed 2000-12-21
CIK 1003344

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2000,

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission file number 0-27808

                             HEADWATERS INCORPORATED
                       (formerly Covol Technologies, Inc.)

             (Exact name of registrant as specified in its charter)

               Delaware                                  87-0547337
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

         11778 S. Election Drive, Suite 210
                   Draper, Utah                             84020
     (Address of principal executive offices)             (Zip Code)

                                 (801) 984-9400
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 1, 2000 was $57,893,307 based upon the closing price on the Nasdaq National Market(SM) reported for such date. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

         The number of shares outstanding of the registrant's common stock as of December 1, 2000 was 23,391,473.

                           ---------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated herein by reference:
Portions of the registrant's definitive proxy statement to be issued in connection with registrant's annual stockholders' meeting to be held in 2001.

                                TABLE OF CONTENTS

                                                                           Page
PART I

ITEM 1.    BUSINESS..........................................................3
ITEM 2.    PROPERTIES........................................................9
ITEM 3.    LEGAL PROCEEDINGS................................................10
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............11

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS..............................................11
ITEM 6.    SELECTED FINANCIAL DATA..........................................15
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS........................................16
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK........22
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................22
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE..............................22

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............22
ITEM 11.   EXECUTIVE COMPENSATION...........................................23
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...23
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................23

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.........................................................23

SIGNATURES..................................................................27


Forward-Looking Statements

Statements in this Form 10-K, including those concerning the Registrant's expectations regarding its business, and certain of the information presented in this report, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. As such, actual results may vary materially from such expectations. For a discussion of the factors that could cause actual results to differ from expectations, please see the caption entitled "Forward Looking Statements" in Item 7 hereof. There can be no assurance that the Registrant's results of operations will not be adversely affected by such factors. Registrant undertakes no obligation to revise or publicly release the results of any revision to these forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's opinion only as of the date hereof.

                                     PART I

ITEM 1.  BUSINESS

The Company

         Headwaters has developed an innovative chemical technology wherein chemical reagents interact with coal based feedstock to produce an alternative fuel. Through its existing chemical-based fuels business, Headwaters earns a stable and growing revenue stream that provides the capital needed to develop synergistic business opportunities.

         Headwaters was incorporated in Delaware in 1995 under the name Covol Technologies, Inc. In September 2000, the Company's name was changed to Headwaters Incorporated. Headwaters' stock trades under the Nasdaq symbol HDWR.

Company History

         Headwaters' technologies are being used to transform coal, coal fines, coal refuse and other coal derivatives into a special qualified fuel. The technologies molecularly bind coal derivatives into a formed fuel through a significant chemical reaction. The resulting product has been classified as a "qualified fuel" within the meaning of Section 29 of the U.S. Internal Revenue Code. Sales of the fuel therefore qualify for a significant tax credit. By licensing its technology to owners of production facilities, Headwaters earns royalties based upon the sale of qualified fuel. Headwaters also earns revenues from chemical reagent sales to these producers.

         Although not proven commercially, the Headwaters technologies have broader potential applications. For example, the technologies can also be used to transform coke dust into formed coke. Coke, which is processed metallurgical grade coal, is primarily used in the iron making process as a reducing agent and also as a fuel source. Coke dust, also known as "coke breeze," is a fine residue by-product resulting from the production, handling and storage of coke. In tests, Headwaters has successfully aggregated coke dust into briquettes designed to withstand the weight, heat and other factors inside of metal making furnaces.

         The Headwaters technologies can also be used to convert iron rich wastes into usable iron. Mill scale, bag-house dust, furnace sludge, blast furnace dust and other iron rich materials, are all waste by-products created by steel producers. These by-products present environmental problems for the steel industry. Because of their high iron content, they also have high potential value. Within controlled, small scale laboratory settings, the Headwaters technologies have been demonstrated to be capable of producing briquettes from such steel production wastes. Such briquettes can be further processed in metal reducing furnaces to form high grade pig iron, a common form of feed material used in the steel industry.

         Additional fuel or resource by-products to which the Headwaters technologies appear applicable after initial testing include: molybdenum, silicon carbide, grinding swarf, lead dross, zinc oxide, titanium dioxide, phosphorous, and charcoal. Briquettes containing these by-products appear potentially marketable to ferrous and non-ferrous metals producers and to other industrial consumers.

         Except for alternative fuel production, the Headwaters technologies described above have not been commercially applied. No assurance can be given that Headwaters will be able to implement these applications profitably or that the development of these alternative applications will be the most profitable use of Headwaters' limited financial and managerial resources.

Current and Future Business Strategy

         Headwaters intends to grow its business by increasing chemical reagent sales and maximizing royalty income. The growth of alternative fuel production and sales by licensees results in increased royalty payments and increased chemical sales for Headwaters. Headwaters hopes to diversify its operations in related businesses, building on its core competencies in specialty chemicals, energy, and in resource recovery.

         For the past four years, Headwaters' business strategy has been focused almost exclusively upon alternative fuels from coal derivatives. There are 28 facilities owned by unaffiliated third parties located in nine states that are licensed to use Headwaters' alternative fuel technology.

         Headwaters and its licensees are in the process of increasing production levels and product sales. An industry report estimates that the optimum potential production level for the Headwaters' alternative fuels technology is 23,000,000 tons per year. Licensees' reports of alternative fuel sales for the quarter ended September 30, 2000 yield annualized sales of approximately 9,800,000 tons. Headwaters is working with its licensees to optimize production levels and quality though laboratory testing and field work. These efforts result in improved Headwaters products, services and techniques. Feedstock supply, production, product quality and the marketing of the alternative fuel all directly affect the amount and timing of royalties to be received by Headwaters. Accordingly, assisting licensees to optimize the production from these facilities is one of Headwaters' highest priorities.

         Headwaters has received one-time initial license fees with respect to most of the facilities. These initial license fees are being amortized into revenue over the life of the license agreements. Future revenues related to such facilities are expected to come from royalties earned from Headwaters' licensees' ongoing production and sale of alternative fuel pursuant to existing licensing agreements.

          Headwaters also expects to generate significant revenues from future sales of chemical reagent materials. Headwaters hopes to increase sales of its chemical materials, first, by increased purchases by licensees as alternative fuel production increases, and second, by marketing these chemicals to existing non-licensee facility owners that have not used the Headwaters chemical reagent materials before.

         Headwaters has a contract to operate one alternative fuel facility located in Pennsylvania. This operation provides Headwaters with manufacturing experience to add to its ongoing laboratory experience. Headwaters also receives a small operating fee for these services.

         Strategic Acquisitions. Headwaters believes that it may have unique opportunities to pursue acquisitions that are synergistic with Headwaters' financial and operational objectives. Headwaters intends to pursue possible acquisitions of complementary businesses aligned to the chemical, mineral, or energy industries in which Headwaters does business. If suitable candidates are not found in these industries, Headwaters intends to pursue possible acquisition candidates in other fragmented, growing industries where promising financial returns exist.

         Emerging Business Investments. Headwaters has made some limited investments in emerging businesses. These investments are in the form of secured loans and equity purchases. As of December 1, 2000, Headwaters and its wholly-owned subsidiary, Kwai Financial, Inc., have loaned or committed to loan approximately $4.1 million to nine businesses. Kwai Financial normally participates with other lenders in bridge loans with terms of approximately 120 to 180 days until equity financing is obtained, at which time the bridge loans are repaid.

         As of December 1, 2000, Headwaters has also invested approximately $5 million to purchase minority equity interests in five emerging businesses. Headwaters' goal is to maximize the return on these investments and identify a liquidity event for the equity investment. Headwaters does not intend to increase the funds committed to these investment types in the future.

Alternative Fuel Tax Credits

         Headwaters' technology royalties and chemical reagent sales ultimately derive from each licensee's ability to manufacture and sell qualified fuels that generate tax credits for the facility owner. Section 29 of the U.S. Internal Revenue Code provides for a credit against regular federal income tax with respect to sales of qualified fuel to an unrelated party. The Section 29 credit equates to approximately $20.00-$28.00 per ton of alternative fuel, depending upon the recoverable heat content.

         In order to qualify as "solid synthetic fuels produced from coal" for purposes of the Section 29 credit, the fuel produced must differ significantly in chemical composition, as opposed to physical composition, from the raw material used to produce it. In September 1995 Headwaters received a Private Letter Ruling, or PLR, from the IRS in which the IRS, based on representations made to it by Headwaters, ruled that the alternative fuel technology produces a significant chemical change compared to the parent feedstocks and this qualifies the end product as a solid synthetic fuel.

         Because Headwaters currently does not sell fuel from an alternative fuel facility, Headwaters does not claim Section 29 tax credits. However, licensees of Headwaters' alternative fuel technology do claim Section 29 tax credits. At least 11 PLRs covering 17 alternative fuel facilities have been obtained by third parties in connection with licenses of Headwaters' alternative fuel technology. All PLRs are only binding with respect to the specific projects addressed in the PLR and may only be relied on by the party that obtained the PLR. Also, in its rulings to licensees the IRS notes that no temporary or final regulations pertaining to one or more of the issues addressed in the PLRs have been adopted and that the PLRs would be modified or revoked by the adoption of temporary or final regulations to the extent the regulations are inconsistent with any conclusions in the PLRs. The IRS notes, however, that a PLR is not revoked or modified retroactively, except in rare and unusual circumstances, provided that:

*        there has been no misstatement or omission of material facts,

* the facts at the time of the transaction are not materially different from the facts on which the PLR was based,

*        there has been no change in the applicable law,

*        the PLR was originally issued for a proposed transaction and

* the taxpayer directly involved in the PLR acted in good faith in relying on the PLR, and revoking the PLR retroactively would be to the taxpayer's detriment.

         The Section 29 credit is subject to a phase out after the unregulated oil price reaches specified levels under an annually adjusted formula. The credit would begin to phase out if the reference price for oil exceeds approximately $48.00 per barrel. The credit is also subject to reduction insofar as an otherwise qualifying facility benefits from grants or subsidized financing provided by federal, state or local governments, or from tax-exempt bond financing.

         Section 29 of the tax code contains no provision for carryback or carryforward of Section 29 credits. Once earned, the credits are not subject to subsequent recapture. By virtue of the various limitations and other factors described above, there can be no assurances that any particular amount of
Section 29 credit will be allowable and usable. The alternative fuel facilities must have been constructed pursuant to a binding written contract in effect as of December 31, 1996, and placed in service before July 1, 1998. The Section 29 credit will, under present law, be available for sales of qualified fuels completed before January 1, 2008.

         Because of the significance of the Section 29 tax credit, constituents have communicated with their congressional representatives about the benefits and burdens of the credit. Congress continues to periodically entertain legislation to further extend Section 29 deadlines particularly in times of heightened energy dependence awareness. However, the Department of the Treasury and the IRS have ongoing oversight programs and are currently reviewing taxpayer use of the credit for possible abuses, including whether there should be restrictions on the availability of credits.

Licensees

         Headwaters derives most of its revenue from the owners of alternative fuel facilities who have licensed Headwaters' technology and who purchase chemical reagent from Headwaters.

         In total, Headwaters has licensed or constructed plants using the Headwaters technologies at 24 alternative fuel facilities that operate at various locations in the primary coal supply regions of the United States. For all facilities, the construction agreements were entered into prior to December 31, 1996. In some instances, Headwaters entered into a construction contract that was either fulfilled by Headwaters or later assigned to a licensee. In certain instances, the licensees entered into their own construction contracts.

         License and Chemical Supply Agreements. All entities that have constructed or own facilities using the Headwaters technologies have entered into a technology license and chemical reagent supply agreement with Headwaters. Many license agreements provided for an initial license fee, payable upon reaching project milestones.

Headwaters has received most of the initial license fees related to these facilities, which amounts are being amortized into revenue by Headwaters over the life of the license agreements. In addition, pursuant to many of the license agreements, the licensee pays a quarterly earned license fee generally at a prescribed dollar amount or a percentage of the tax credits earned by the licensee. In some cases, the amount to be paid is subject to adjustment to the extent that licensees incur operating losses on the production and sale of alternative fuel, exclusive of the amount licensees pay as a license fee for the use of the technology. The fees paid to Headwaters under the license agreements are not based on the sales price of the alternative fuel product but rather the tax credits earned. The license agreements generally have a term continuing through the later of January 1, 2008 or the corresponding date after which tax credits may not be claimed or are not otherwise available under Section 29 of the tax code.

         Headwaters has also agreed, pursuant to chemical supply agreements, to provide chemical reagent to licensees for the manufacture and production of alternative fuel. The price for the chemical sold to the licensees falls into two categories: a fixed price, or an amount equal to Headwaters' cost plus a prescribed mark-up.

         The chemical reagent is currently manufactured by Dow Chemical Corporation for Headwaters utilizing Headwaters' patented and proprietary technology. Headwaters does not inventory any chemical material but instead arranges with Dow for shipping of the chemical reagent directly to the facilities.

         Major Licensees. Approximately 15% of revenues in 1998, 15% of revenues in 1999 and 34% of revenues in 2000 were from PacifiCorp affiliated licensees; approximately 21% of revenues in 1998, 40% of revenues in 1999 and 7% of revenues in 2000 were from a Fluor Corporation affiliated licensee; and 21% of revenues in 1998, 13% of revenues in 1999 and 6% of revenues in 2000 were from Pace Carbon Fuels, L.L.C. affiliated licensees. Also, in 2000 approximately 27% of revenues were from DTE Energy Services, Inc. affiliated licensees and 19% of revenues were from TECO Coal Corporation affiliated licensees, most of which related to non-recurring gains on sales of facilities. No other single customer accounted for over ten percent of total revenues in the years presented.

         Licensees' Coal Feedstock. The alternative fuel facilities use coal, coal refuse, and coal fines as the primary feedstocks to produce alternative fuel. Licensees secure their own supply of coal feedstocks. Many licensees that are also coal producers utilize their own feedstock sources. Nonproducer licensees purchase coal feedstocks to supply their facilities. While a supply of coal derivatives is essential to the feasibility of an alternative fuel facility, such feedstocks are available for purchase by licensees.

         Supply of Chemicals. Headwaters purchases its patented and proprietary chemical reagent from Dow Chemical Company under an agreement through 2007 under which Headwaters pays a prescribed price per pound of chemical. Headwaters arranges with Dow for the delivery of the chemical reagent from Dow's manufacturing plants directly to each of the alternative fuel facilities licensed by Headwaters.

Sale of Facilities

         Headwaters has constructed and sold six alternative fuel facilities. The following summarizes each sale:

         Utah Synfuel #1. In March 1997, Utah Synfuel #1 Ltd., a Delaware limited partnership in which Headwaters was at the time a 64% owner and general partner, sold the Utah alternative fuel facility to Coaltech No. 1, L.P. for $3.5 million payable in 44 quarterly installments, all in accordance with the Utah Project Purchase Agreement among Headwaters, Utah Synfuel #1 and Coaltech. In June 2000, Headwaters and Coaltech negotiated a termination of the Utah Project Purchase Agreement and a new licensee and chemical reagent purchase agreement calling for payment to Headwaters of a specified percentage of the ongoing net benefits received by the Coaltech partners.

         Alabama Synfuel #1. Alabama Synfuel #1 Ltd., a Delaware limited partnership in which Headwaters was at the time a 74% owner and general partner, sold its facility to Birmingham Syn Fuel, L.L.C., a wholly-owned subsidiary of PacifiCorp Financial Services, Inc. in March 1998. The purchase price for the Birmingport facility was $6,500,000 payable in the form of a nonrecourse promissory note collateralized by certain portions of the Birmingport facility. In May 2000 Headwaters and Birmingham Syn Fuel negotiated a termination of the purchase transaction documents and replaced them with a reduced interest but otherwise substantially similar amended and restated $6,500,000 note. At the same time, Headwaters, Birmingham Syn Fuel and PacifiCorp negotiated four new license and chemical reagent purchase agreements calling for payment to Headwaters of specified ongoing royalties and chemical reagent sales.

         River Hill. Headwaters and its subsidiaries, Commonwealth Synfuel, L.L.C. and Synfuel Investments, Inc., sold the River Hill facility to DTE River Hill L.L.C., an affiliate of DTE Energy Services, Inc., in August 1999. The purchase price for the River Hill facility consisted of a cash payment to Headwaters of $1,250,000, assumption of $5,000,000 of facility debt, completion of capital improvements to the facility and an eight-year royalty arrangement with both Headwaters and the construction lender, plus contingent payments based upon facility production performance. Headwaters subsequently received all production performance payments. Headwaters also entered into a license and chemical reagent supply agreement which calls for ongoing royalties and chemical reagent sales.

         Carbon Synfuel. Headwaters and its subsidiaries, Carbon Synfuel, L.L.C. and Synfuel Investments, Inc., sold the Carbon Synfuel facility for $10 million cash to DTE Kentucky, LLC, an affiliate of DTE Energy Services, Inc., in December 1999. Headwaters also entered into a license and chemical reagent supply agreement which calls for ongoing royalties and chemical reagent sales.

         Pocahontas Synfuel. Headwaters and its subsidiaries Pocahontas Synfuel, L.L.C. and Synfuel Investments, Inc. sold the Pocahontas Synfuel facility for $8 million cash and an additional net payment of $2.5 million contingent upon the buyer's placing the facility into commercial operation at a new site to Premier Elkhorn Coal Company, an affiliate of TECO Coal Corporation in January 2000. Headwaters subsequently received the contingent payment. Headwaters also entered into a license and chemical reagent supply agreement which calls for ongoing royalties and chemical reagent sales.

         Mountaineer Fuels. Headwaters and its subsidiaries Mountaineer Fuels, L.L.C. and Synfuel Investments, Inc. sold the Mountaineer Fuels facility for $9.7 million cash and an additional $300,000 payment contingent upon successful reassembly at the owner's new site to DTE Kentucky, LLC, an affiliate of DTE Energy Services, Inc., in April 2000. Headwaters also entered into a license and chemical reagent supply agreement which calls for ongoing royalties and chemical reagent sales.

Proprietary Protection

         Trademarks and Service Marks:

         United States Trademark Registration No. 2,038,742 issued February 18, 1997 for mark "Covol."

         United States Trademark/Service Mark Application No. 78/018,501 filed July 26, 2000 for mark "Headwaters."

         Patents. Headwaters has eight U.S. patents that expire on January 21, 2014 and one U.S. patent that expires on August 9, 2011. There can be no assurance as to the scope of protection afforded by the patents. In addition, there are other technologies in use and others may subsequently be developed, which do not, or will not utilize processes covered by the patents. There can be no assurance that Headwaters' patents will not be infringed or challenged by other parties, that Headwaters will not infringe on patents held by other parties or that Headwaters will have the resources to enforce any proprietary protection afforded by the patent or defend against an infringement claim.

         In addition to patent protection, Headwaters also relies on trade secrets, know-how and confidentiality agreements to protect the Headwaters technologies. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such know-how or obtain access to Headwaters' know-how, concepts, ideas, and documentation.

         Since Headwaters' proprietary information is important to its business, failure to protect ownership of its proprietary information would likely have a material adverse effect on Headwaters. Headwaters' current and expected revenues are dependent upon license agreements by which licensees use the Headwaters technologies to manufacture alternative fuel and then pay license fees to Headwaters. Headwaters believes that its patents, trade secrets, know-how and confidential information are the basis upon which Headwaters is able to obtain licensing agreements.

Government Regulation

         Headwaters' and its licensees' alternative fuel operations are subject to federal, state and local environmental regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of waste products. In order to establish and operate the alternative fuel plants, Headwaters and its licensees obtained various state and local permits. Headwaters believes that it or its licensees obtained all required permits to construct and operate alternative fuel facilities, and that they are in substantial compliance with all relevant laws and regulations governing the alternative fuel operations.

         Compliance with permits, regulations, and the approved processes helps protect against pollution or contamination. Acid is the only stored raw material used in the approved process that is classified as hazardous. Still the possibility exists that regulatory noncompliance or accidental discharges, in spite of safeguards, could create an environmental liability. Therefore, Headwaters' and its licensees' alternative fuel operations entail risk of environmental damage and Headwaters or its licensees may incur liabilities in the future arising from the discharge of pollutants into the environment or from waste disposal practices.

         Failure by Headwaters or its licensees to maintain necessary permits to operate alternative fuel plants and to comply with permit requirements could have a material adverse effect on Headwaters or its licensees. Other developments, such as the enactment of more stringent environmental laws and regulations, could require Headwaters or its licensees to incur significant capital expenditures. If Headwaters or its licensees do not have the financial resources or are otherwise unable to comply with such laws and regulations, or if compliance substantially increases production costs, these results could also have a material adverse effect on Headwaters.

         Headwaters' goal is to establish itself as the provider of technologies that will assist others in the processing and reclamation of their wastes and by-products, and Headwaters seeks for itself and its licensees to avoid creating waste streams or compounding environmental reclamation problems. However, the alternative fuel manufacturing process using Headwaters' technologies typically uses dilute acids. Headwaters and its licensees must comply with hazardous material handling and storage regulations related to acid solutions and stored concentrates.

         Headwaters' and its licensees' alternative fuel operations are also subject to federal and state safety and health standards. Headwaters is committed to providing effective management of worker safety and health protection. In addition, Headwaters has developed a safety policy designed to raise and maintain safety awareness by both management and employees. Failure to comply with safety and health standards could have a material adverse affect on Headwaters. For example, a regulatory inspector could close the operation until a licensee meets the required standards.

Competition

         Alternative fuels made using the Headwaters technologies compete with other alternative fuel products as well as traditional fuels. Competitive factors include price, quality, delivery cost and handling costs. Headwaters may experience competition from other alternative fuel technology companies and their licensees, particularly those companies with technologies to produce coal based solid alternative fuels. Competition may come in the form of the licensing of the competing technologies to process coal derivatives, marketing of competitive chemical reagents or in the marketing of end products qualifying as synthetic fuel. Competition includes, for example, Startec in the project development business and Nalco Chemical Company in the chemical reagent sales business. Headwaters will also experience competition from traditional coal and fuel suppliers and natural resource producers in addition to those companies that specialize in the recycling of waste products generated by coal, coke, steel and other resource production. Many of these companies have greater financial, management and other resources than Headwaters. Headwaters believes that it will be able to compete effectively although there can be no assurance that it will do so successfully.

Employees

         Headwaters and its subsidiaries currently employ 51 persons full-time. Of these employees, 35 are in alternative fuel operations and technical support services and 16 are in corporate administration and miscellaneous operations and project development. None of these employees are covered by a collective bargaining agreement.

Forward Looking Statements

         Statements in this Annual Report on Form 10-K regarding Headwaters' expectations as to the operation of facilities utilizing Headwaters' technologies, the marketing of products, the receipt of licensing fees, royalties, and product sales revenues, the development, commercialization and financing of non-alternative fuel technologies and other strategic business opportunities and acquisitions and other information about Headwaters that is not purely historical by nature, including those statements regarding Headwaters' future business plans, the operation of facilities, the availability of tax credits, the availability of feedstocks, the marketability of the alternative fuel and the financial viability of the facilities, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Headwaters believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. For a discussion of the factors that could cause actual results to differ from expectations, please see the caption entitled "Forward Looking Statements" in Item 7.

ITEM 2.       PROPERTIES

         Headwaters leased in October 2000 for a five year term approximately 7,000 square-feet of office space in Draper, Utah, which houses its executive offices. The lease provides for a monthly rent of approximately $8,000 with certain adjustments for inflation plus expenses.

         In October 1997, Headwaters purchased for $150,000 an 8,000 square-foot site located in Price, Utah, on which Headwaters' prototype plant is located. Included in the purchase was a 1,400 square-foot office and warehouse building which houses equipment. The property is subject to a 10-year $100,000 mortgage held by the seller. Headwaters has been leasing the property and is also considering selling the property.

         In June 1996, Headwaters entered into a land lease of approximately 12 acres in Price, Utah with a current monthly rental of $600. The lease term commenced on June 20, 1996 and expires on December 31, 2007 but may be extended. In 1996, Headwaters constructed a 22,000 square-foot building to house a synfuel facility. In March 1997, this building was subleased by Headwaters to Coaltech as part of the sale of the Utah Synfuel #1 facility. Headwaters has also constructed a 1,650 square-foot chemical mixing plant, on the property.

         In February 1997, Headwaters entered into a lease agreement with Earthco for two contiguous parcels located in Wellington, Utah. On one 30 acre parcel, Headwaters constructed a 3,400 square-foot wash plant. The second parcel covers approximately 357 acres to be used as a fines recovery operation. In September 2000, Headwaters agreed to terminate the lease agreement with Earthco which has relinquished its rights in the property to Nevada Electric Investment Company ("NEICO") as a part of a settlement. At the same time, Headwaters leased the first parcel from NEICO and entered into a sublease with a third party that wishes to use the wash plant. The lease and sublease are each for a concurrent one year term, with the sublessee performing all of Headwaters' lease obligations to NEICO. The sublessee has an option to purchase the wash plant at the end of the one year sublease.

         In 1997, Headwaters entered into a five-year, $850 per month sublease with Combustion Resources, Inc. for approximately 2,400 square feet of office and laboratory space in Provo, Utah. Headwaters is currently renegotiating this lease.

         In May 1998, Headwaters purchased approximately 80 acres of undeveloped property near Sunnyside, Utah for $100,000. In June 1998, Headwaters entered into a five-year lease with an option to purchase approximately 40 acres of property with office and warehouse improvements. The lease payments are $2,500 per month, escalating to $3,500 per month over time. The leased property is adjacent to the purchased property.

         None of Headwaters' subsidiaries have significant interests in real property.

ITEM 3.  LEGAL PROCEEDINGS

         Headwaters has ongoing litigation that it incurs in the normal course of business including the items discussed herein. Headwaters intends to vigorously defend and/or pursue it's rights in these actions. Headwaters does not currently believe that the outcome of these actions will have a material adverse effect on the Company's financial position.

         NEICO/Earthco. In February 1997, Headwaters entered into a contract on a parcel of real property located near Price, Utah, in which Headwaters obtained certain possessory and related interests, Headwaters' primary purpose being to obtain a source of coal fines to serve as feedstock for a nearby alternative fuel facility. In August 1999, Headwaters alleged that Earthco had breached a material provision of the contract because Earthco did not have title to the property. Headwaters refused to tender its August 1999 payment because of Earthco's breach. In addition, Headwaters contended that the quantity and/or quality of recoverable coal fines was substantially less than what Headwaters had understood. Earthco subsequently countered with allegations that Headwaters had breached its obligations under the contract, including failure to make the August 1999 payment.

         In November 1999, Headwaters was served with a complaint from the Seventh Judicial District Court of Carbon County, Utah styled Nevada Electric Investment Company v. Earthco, et al. In the complaint, Nevada Electric Investment Company ("NEICO") alleged that it is the lawful owner of the property near Wellington, Utah described in Headwaters' lease from Earthco. NEICO sought a declaratory judgement that Headwaters is not entitled to possession of the property due to the lack of ownership by Earthco. The complaint also sought further relief from Earthco.

         Headwaters received Earthco's answer, counterclaims and cross-claim in December 1999. Earthco's cross-claim against Headwaters alleged breach of contract and prayed for substantial damages in an amount to be proven at trial but alleged to be in excess of $5 million. Headwaters filed its reply and cross-claim against Earthco in January 2000 denying Earthco's claims and asserting claims of misrepresentation, breach of lease, unjust enrichment, and related claims and for general and consequential damages in an amount to be proven at trial.

         NEICO, Earthco and Headwaters have settled their disputes. Earthco and Headwaters entered into a mutual release of claims. Earthco confirmed title to the property in NEICO. In September 2000, Headwaters entered into a one-year lease for the wash plant parcel directly with NEICO and otherwise confirmed title to the property in NEICO. The parties are awaiting an order of dismissal from the court.

         K-Lee Processing. In March 1997, Headwaters entered into an Amended and Restated Supply Agreement for the purchase of coal fines from K-Lee Processing, Inc. and Concord Coal Recovery Limited Partnership (together "K-Lee"). Headwaters periodically purchased coal fines from K-Lee throughout 1997. K-Lee invoiced Headwaters for a total of 108,000 tons of fines and Headwaters paid for those fines. However, K-Lee failed to deliver 11,059 tons valued at $320,716. K-Lee has refused to refund the overpayment for non-delivered fines. In July 2000 Headwaters filed a complaint against K-Lee Processing, Inc. and Concord Coal Recovery Limited Partnership in the United States District Court for the Northern District of Alabama seeking damages in the amount of $320,716 for the coal fines purchased but not delivered. Because the litigation is at an early stage and resolution is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, that might be recovered.

         Adtech. In October 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to an alternative fuel technology invented by Davidson. (This technology is distinct from the technology developed by Headwaters.) In September 2000, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee filed by Adtech, Inc. against Davidson and Headwaters. In the action certain purported officers and directors of Adtech allege that the technology purchase transaction was an unauthorized corporate action and that Davidson and Headwaters conspired together to effect the transfer. The complaint asserts related causes of action in fraud, conversion, patent infringement, conspiracy and unfair competition seeking unspecified money damages to be proven at trial, accounting, disgorgement, recission of contracts, punitive damages, and other relief. Headwaters denies these allegations and is asking the court to dismiss the action. Because the litigation is at an early stage and resolution is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

         Levy. In March 1999, Headwaters sold convertible preferred stock, warrants, and a convertible promissory note to OZ Master Fund, Ltd. In September 2000, Headwaters received a summons and complaint from the United States District Court for the Southern District of New York filed by Mark Levy against OZ Master Fund and related entities ("OZ") and Headwaters. In the action, a purported shareholder of Headwaters alleges that OZ violated section 16(b) of the Securities Exchange Act of 1934 by converting preferred stock into Headwaters common stock and then selling the same within a six month period, and further, that Headwaters' redemption of the preferred stock and the note constituted a sale of common stock for which OZ is liable under section 16(b). The complaint seeks on behalf of Headwaters from OZ unspecified money damages to be proven at trial, attorney fees, and other relief. Because the litigation is at an early stage and resolution is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, that might be recovered.

         AJG. In December 1996, Headwaters entered into a technology license and proprietary chemical sale agreement with AJG Financial Services, Inc. The agreement called for AJG to pay royalties and to purchase proprietary chemical material from Headwaters. In October 2000, Headwaters filed a complaint in the Fourth District Court for the State of Utah against AJG alleging that it has failed to make payments and to perform other obligations under the agreement. Headwaters asserts claims including breach of contract, declaratory judgment, unjust enrichment, and accounting and seeks money damages in the amount of $750,000 plus other damages to be proven at trial, as well as other relief. AJG has answered the complaint denying Headwaters' claims and asserting counter-claims based upon allegations of misrepresentation and breach. AJG seeks unspecified compensatory damages as well as punitive damages. Headwaters denies the allegations of AJG's counter-claims. Because the litigation is at an early stage and resolution is uncertain, legal counsel cannot express an opinion as to the ultimate amount of recovery or liability.

         Nalco. In October 2000, Headwaters filed a complaint in the United States District Court for the District of Utah against Nalco Chemical Company ("Nalco"). Headwaters alleges that Nalco, by its sale and marketing of materials for use in creating alternative fuel, breached a non-disclosure agreement, misappropriated trade secrets, and violated patent rights of Headwaters. Headwaters seeks by its complaint injunctive relief and damages to be proven at trial. Nalco filed an answer denying the allegations in the complaint and asserting counter-claims alleging patent invalidity. Headwaters denies the counter-claims; however, if Nalco prevails on its counter-claims, the result could have a material adverse effect on Headwaters' business. Because the litigation is at an early stage and resolution is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, that might be recovered by Headwaters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of stockholders was held on September 6, 2000. Reference is made to Headwaters' Form 8-K filed September 19, 2000 for a description of the matters voted on and the results of the voting.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER

              MATTERS

     The shares of common stock of Headwaters trade on the Nasdaq Stock Market(SM) under the symbol "HDWR." The following table sets forth, for the periods presented, the high and low trading prices of Headwaters' common stock as reported by Nasdaq. The following prices may not be considered valid indications of market value due to the limited and sporadic trading in the shares of common stock during certain periods.

Fiscal 1999                                            Low          High
-----------                                            ---          ----
Quarter ended December 31, 1998                       $4.25         $9.38
Quarter ended March 31, 1999                           4.13          8.13
Quarter ended June 30, 1999                            3.25          7.00
Quarter ended September 30, 1999                       2.50          6.06

Fiscal 2000
-----------
Quarter ended December 31, 1999                       $0.50         $3.25
Quarter ended March 31, 2000                           0.78          2.31
Quarter ended June 30, 2000                            1.25          2.13
Quarter ended September 30, 2000                       2.06          4.75


         As of December 1, 2000, there were approximately 547 stockholders of record of Headwaters' common stock.

         Headwaters has not paid dividends on its common stock to date and does not intend to pay dividends on its common stock in the foreseeable future. Headwaters intends to retain earnings to finance the development and expansion of its business. Payment of common stock dividends in the future will depend, among other things, upon Headwaters' ability to generate earnings, its need for capital, investment opportunities and its overall financial condition.

Recent Sales of Unregistered Securities

         The following sets forth all securities issued by Headwaters within the past three years without registration under the Securities Act of 1933, as amended. No underwriters were involved in any stock issuances nor were any commissions paid in connection therewith. However, Headwaters did pay finders fees in the form of cash, stock or warrants in connection with various securities issuances.

         Headwaters believes that the following issuances of shares of common stock, notes, debentures and other securities were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the exemption set forth in Section 4(2) thereof. Each security was issued subject to transfer restrictions. Each certificate for each security bears a restricted legend. Each investor made representations to Headwaters that it was accredited as that term is defined in Regulation D and that the security was acquired for investment purposes. However, Headwaters has effective five registration statements filed on Form S-3. These registration statements have registered many of the securities described in this section.

         In 1996, Headwaters formed two limited partnerships, Alabama Synfuel #1 Ltd. and Utah Synfuel #1 Ltd., to assist with the financing of construction at two alternative fuel facilities. These two facilities have been sold and are now owned by Birmingham Syn Fuel, L.L.C. and Coaltech No. 1 L.P. On September 9, 1998, Headwaters offered the limited partners in Utah Synfuel #1 and Alabama Synfuel #1 an exchange of Headwaters' common stock for their limited partnership interests. The exchange ratio was based in part on an independent valuation of the limited partnerships' assets and other factors including but not limited to current and future expected cash flow of the partnerships and current market values of Headwaters' common stock as quoted on NASDAQ. The exchange ratio for Utah Synfuel #1 was 112.828 shares of common stock for each limited partnership unit and for Alabama Synfuel #1 was 125.97 shares for each limited partnership unit. The limited partnerships' units originally sold for $1,000 per unit.

         As of November 10, 1998, all of the limited partners in Utah Synfuel #1 and all but one of the limited partners in Alabama Synfuel #1 had agreed to exchange their limited partnership interests for shares of Headwaters' common stock, and accordingly Utah Synfuel #1 became a wholly-owned subsidiary of Headwaters. In November 1999, the last limited partner in Alabama Synfuel #1 exchanged its limited partnership interest as a part of a licensing agreement so that Alabama Synfuel #1 also became a wholly-owned subsidiary of Headwaters.

         During November 1998, Headwaters completed a financing transaction that consisted of $400,000 of debt and approximately $3,500,000 of equity issued to 28 investors. The debt, which had a twelve-month term, has been repaid. The equity transaction consisted of the sale of a unit at a price of $5.00. A unit consisted of one share of restricted common stock of Headwaters plus a warrant to purchase one additional share of restricted common stock at an exercise price of $7.50. The warrants expired on June 30, 2000 if not exercised. However, during 2000 the exercise period for the purchase of approximately 183,000 of these warrant shares was extended for approximately seven months. The stock and shares issuable pursuant to the related warrants bear "piggyback" registration rights.

         During January 1999, Headwaters completed a financing transaction with a major shareholder and lender to Headwaters, that consisted of the sale of 1,000 shares of a new series of non-voting preferred stock, designated as Series C 7% Convertible Preferred Stock. Headwaters received approximately $900,000 in net proceeds from the issuance of this preferred stock, which had the following rights and privileges:

* Dividends on the preferred stock were cumulative and accrued whether or not they had been declared or whether Headwaters had any profits. The dividend rate was 7% per year of the liquidation value of $1,000 per share.

* The preferred stock was convertible into common shares in incremental stages beginning April 1999 through July 1999, at which time all of the outstanding shares became convertible to common stock. The number of common shares to be received upon conversion was determined by multiplying the number of preferred shares by $1,000 and dividing that number by the conversion price (originally $5.50 per share, subject to market adjustment). Upon conversion, all accrued and unpaid dividends were to be paid or converted into shares of common stock.

* Headwaters had the option to redeem the outstanding preferred stock beginning July 1999 for a redemption price equal to 125% of the liquidation value plus any accrued and unpaid dividends thereon.

         Warrants for the purchase of 72,727 shares of common stock were issued in conjunction with this preferred stock. The warrants are exercisable from April 1999 through July 2001 at an exercise price of $6.88 per share. The exercise deadline for certain other warrants with an exercise price of $7.00 per share held by the shareholder were extended to June 2000 and certain additional warrants with an exercise price of $30.00 per share were relinquished and canceled. Headwaters granted registration rights for the restricted common shares issuable upon conversion of the preferred stock or upon exercise of the common stock warrants.

         During January 2000, all of the remaining shares of Series C preferred stock were converted. Approximately 237,000 shares of common stock were issued on conversion of the preferred stock and related accrued but unpaid dividends. There are no outstanding shares of Series C preferred stock.

         On March 17, 1999, Headwaters completed a financing transaction with a large investment fund. The financing consisted of the issuance of $20,000,000 face value of convertible secured debt, issued at a 50% discount, and the issuance of 60,000 shares of cumulative convertible preferred stock (Series D) for $6,000,000, for total gross proceeds of $16,000,000. Warrants for the purchase of common stock were also issued as part of the financing and were valued at approximately $3,000,000. Net cash proceeds were used to retire maturing short-term debt and related accrued interest, for working capital and other general corporate purposes. This transaction is described in detail in the Form 8-K filed March 24, 1999 and in the Form 10-Q/A for the quarterly period ended March 31, 1999. Beginning in November 1999 and through March 2000, Headwaters issued approximately 2,632,000 shares of common stock on conversion of 24,369 shares of Series D preferred stock. The preferred stock was convertible at $5.00 or 90% of market, whichever was less. By May 2000, Headwaters had redeemed all of the investment fund's $20,000,000 face value convertible debt and incurred early prepayment costs of approximately $6,037,000. By March 2000, Headwaters had redeemed the investment fund's 35,631remaining Series D preferred shares for $4,454,000 including a redemption premium of approximately $1,882,000. There are no outstanding shares of Series D preferred stock.

         In September 1999, Headwaters entered into a transaction with an affiliate of a major shareholder and lender to Headwaters, to provide financing of up to $4,000,000 in the form of convertible secured debt. Headwaters received $850,000 at the time of closing, less a placement fee of 10%, and subsequent to September 30, 1999 received a total of $1,650,000, less a placement fee of 10%. The debt was convertible at $3.00 per share, or market, whichever is less, and was convertible at the rate of 25% every 30 days beginning 30 days from the date of closing, subject to certain restrictions. Headwaters could redeem all outstanding debt at a rate of 125% of face value by providing 30 days notice. Borrowings were due in March 2001, if not converted earlier, and interest payments were due quarterly beginning December 1999. Headwaters assigned the royalties to be received from a licensed alternative fuel facility as collateral for the financing. In November and December 1999, approximately 2,532,000 shares of common stock were issued on conversion of $1,280,000 of the convertible debt. In January 2000, Headwaters redeemed all of the remaining convertible debt for redemption consideration of approximately $1,300,000 plus 8,565 shares of common stock.

         The agreement required the issuance of warrants to purchase Headwaters shares equal to 40% of the shares issuable under any borrowings under this financing arrangement. The warrants have a three-year exercise period and an exercise price of $3.60 per share. Warrants for the purchase of a total of approximately 350,000 shares of common stock were issued.

         In December 1999, Headwaters placed $1,500,000 of financing less a 10% placement fee with an investor rather than drawing the entire $4,000,000 of funding as provided under the September financing arrangement. The terms and conditions of this financing were similar to the September financing. The debt was convertible at $0.73 per share, the market price at closing, or market price on the conversion date, whichever was less. In January 2000, Headwaters redeemed all of this convertible debt for redemption consideration of approximately 1,900,000 plus 205,435 shares of common stock.

         The agreement required the issuance of warrants to purchase Headwaters shares equal to 40% of the shares issuable under the debt agreement. Warrants for the purchase of approximately 923,000 shares were issued. The warrants have a three-year exercise period and an exercise price of $0.88 per share.

         In March 2000, Headwaters completed a private placement financing transaction by selling to 49 investors approximately 3,629,000 shares of restricted Headwaters common stock, $0.001 par value, at a price of $1.36 per share, yielding to Headwaters $4,666,000, net of $270,000 in placement costs. The investors received registration rights for the stock purchased.

         In April 2000, Headwaters completed a private placement financing transaction by selling to one of its directors and three officers a total of approximately 379,000 shares of restricted Headwaters common stock, $0.001 par value, at a price of $1.56 per share and warrants for the purchase of approximately 133,000 shares of common stock, for net cash proceeds to Headwaters of approximately $588,000. The warrants are exercisable through March 2005 at a price of $1.56 per share. The investors received registration rights for the stock purchased and the warrant shares.

         In April 2000, an investor acquired from a third party a Headwaters' 14% note due in April 2000 with an approximate $3,000,000 balance and at the same time also acquired from the third party warrants to purchase 100,000 shares of Headwaters' common stock. Headwaters and the investor agreed to extend for one year the repayment date for $1,000,000 of the principal amount of the note. Headwaters and the investor further agreed to the satisfaction of $2,000,000 of the note in exchange for 1,185,818 shares of Headwaters restricted common stock, $0.001 par value, and warrants to purchase 296,000 shares of Headwaters' common stock. The warrants are exercisable through April 2005 at a price of $2.10 per share. In July 2000, Headwaters repaid the $1,000,000 note balance which was accruing interest at 14%. A director of Headwaters is a manager and 2.5% owner of the investor. The director disclaims any beneficial interest in the investor's securities in Headwaters.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data are derived from the consolidated financial statements of Headwaters. This information should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. In 1996, Headwaters sold its construction subsidiaries. All construction - related operations were reflected as discontinued operations in the 1996 financial statements. The note receivable received by Headwaters as consideration for the sale is "marked to market" each quarter based on the market value of Headwaters' stock held as collateral, and the resulting adjustments are reflected in Headwaters' statement of operations. As more fully described in Notes 14 and 15 to the consolidated financial statements, in 1998, 1999 and 2000, Headwaters recorded approximately $200,000, $0 and $17,949,000, respectively, of gains on sale of facilities and other non-recurring transactions, and approximately $218,000, $9,234,000 and $17,758,000, respectively, of losses on sale of facilities, asset write-offs and other non-recurring charges. Additionally, as more fully described in Note 5 to the consolidated financial statements, in 2000 Headwaters recorded an extraordinary loss on early extinguishment of debt of $7,860,000.

         The selected financial data as of and for the years ended September 30, 1996 and 1997 and as of September 30, 1998 are derived from audited financial statements not included herein. The selected financial data for the year ended September 30, 1998, and as of and for the year ended September 30, 1999 were derived from the financial statements of Headwaters which have been audited by PricewaterhouseCoopers LLP included elsewhere herein. The selected financial data as of and for the year ended September 30, 2000 were derived from the financial statements of Headwaters which have been audited by Arthur Andersen LLP included elsewhere herein.

                                                                      Year Ended September 30,
                                                 --------------------------------------------------------------------
(thousands of dollars, except per-share data)        1996          1997         1998          1999         2000
------------------------------------------------- ------------ ------------- ------------ ------------- ------------
OPERATING DATA:
     Total revenue                                     $  295        $  147      $ 2,186       $ 6,719       $45,835
     Income (loss) from continuing operations         (12,955)      (10,498)     (11,308)      (28,393)        3,682
     Net income (loss)                                (13,836)      (10,498)     (11,308)      (28,393)        3,682
     Diluted net income (loss) per
        common share:
          Income (loss) per share from
             continuing operations                      (1.86)        (1.32)       (1.17)        (2.39)          .15
          Net income (loss) per share                   (1.99)        (1.32)       (1.17)        (2.39)          .15

                                                                        As of September 30,
                                                 -------------------------------------------------------------------
(thousands of dollars)                               1996          1997         1998          1999         2000
------------------------------------------------ ------------- ------------- ------------ ------------- ------------
BALANCE SHEET DATA:
     Working capital (deficit)                        $(3,482)      $(3,471)     $ 7,497       $(1,799)      $11,225
     Net property, plant and equipment                  7,125        13,619       15,809        14,182           552
     Total assets                                       8,072        26,590       68,061        58,095        33,441
     Long-term obligations:
        Long-term liabilities                             364         3,817       14,879        18,422         5,235
        Deferred revenue                                   --         1,545        8,377         7,501        10,513
        Redeemable convertible preferred
           stock                                           --            --           --         4,332           --
     Total long-term obligations                          364         5,362       23,256        30,255       15,748
     Total stockholders' equity (deficit)                (233)        6,426       14,746       (1,028)       10,747

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the information set forth under the caption entitled "ITEM 6. SELECTED FINANCIAL DATA" and the consolidated financial statements and notes thereto included elsewhere herein.

Year Ended September 30, 2000 Compared to Year Ended September 30, 1999

         The information set forth below compares Headwaters' operating results for 2000 with its operating results for 1999.

         Revenues. Total revenue for the year ended September 30, 2000 ("2000") increased by $39,116,000 to $45,835,000 as compared to $6,719,000 for the year ended September 30, 1999 ("1999"). The major components of this revenue are discussed in the sections below.

         License Fees. During 2000, Headwaters recognized license fees totaling $17,315,000 while $3,526,000 of license fees were recognized during 1999. The license fees in 2000 consisted of the straight-line amortization of one-time non-refundable initial and prepaid license fees of $1,003,000, reduced by a one-time adjustment of $201,000, and recurring earned license fees or royalty payments of $16,513,000. License fees in 1999 consisted of the straight-line amortization of one-time non-refundable initial license fees of $875,000 and recurring license fees or royalty payments of $2,651,000. Initial license fees were normally received when construction of the related alternative fuel facility began, when construction was completed, or when certain construction milestones or other conditions were met. These license fees are recognized on a straight-line basis over the period covered by Headwaters' license agreements with licensees. Recurring earned license fees or royalty payments are due quarterly based upon alternative fuel produced and sold as reported to Headwaters by its licensees. The increase in 2000 earned license fees was due primarily to a significant increase from a licensee that owns and operates four alternative fuel facilities in addition to less significant increases from other licensees.

         Chemical Sales. Headwaters provides chemical reagent to its licensees either at a fixed price or at Headwaters' cost plus a contracted markup. Headwaters purchases the chemical materials under a long-term contract with a large chemical company. Chemical sales during 2000 were $9,757,000 with a corresponding direct cost of $6,617,000. Chemical sales during 1999 were $2,140,000 with a corresponding direct cost of $1,695,000. The increase in chemical sales in 2000 over 1999 was due to increased alternative fuel production by Headwaters' licensees.

         Gains on Sale of Facilities. In 1999, Headwaters sold a facility located in Pennsylvania on which a loss of approximately $1,839,000 was recognized. Headwaters also entered into an agreement under which it operates this facility on behalf of the owner. In 2000, upon achieving specified operating performance milestones, Headwaters received additional cash payments related to the sale of this facility. The cash proceeds from these payments, net of obligations to third parties, approximated $7,377,000. Of the net amount received, Headwaters recognized $4,400,000 as revenue because there were no ongoing obligations associated with those payments. Headwaters deferred the recognition of $2,977,000 which amount was characterized as prepaid royalties. This amount is being recognized as revenue on a straight-line basis through December 2007.

         In 2000, Headwaters sold the three remaining alternative fuel facilities it owned plus an option to acquire a licensee facility. One of these sold facilities was located in Utah, two of these facilities were located in West Virginia, and the facility under option was located in Nevada. Headwaters reported net gains on these transactions totaling approximately $12,470,000. Headwaters also entered into its standard supply agreements with the new owners of the facilities to sell proprietary chemical material used at the facilities. Headwaters also receives ongoing royalties based upon the sale of alternative fuel from the facilities.

         Gains on Non-recurring Transactions. In 2000, Headwaters recorded non-recurring gains of approximately $1,079,000 related to the satisfaction of a $755,000 contingent contract liability and a $324,000 gain recognized on a note receivable transaction.

         Cost of Operations decreased by $9,258,000 to $3,821,000 during 2000 from $13,079,000 during 1999. During 2000, Headwaters incurred significantly lower operating expenses in connection with the continued refinement and implementation of the briquetting process associated with the 24 facilities placed in service during 1998, and in particular the operating costs associated with the four facilities owned by Headwaters which have now been sold. In 1999, cost of operations consisted primarily of labor and operating expenses at the owned alternative fuel facilities and the wash plant located in Utah, losses related to the write-down of inventory purchased from Coaltech, and costs incurred in providing assistance to Headwaters' licensees in resolving ramp-up issues at their alternative fuel facilities. Headwaters expects future costs of operations to remain significantly below 1999 levels.

         Selling, General and Administrative Expenses increased $237,000, or 5%, to $5,361,000 during 2000 from $5,124,000 for 1999. The increase in expenses in 2000 is due to an increase in payroll and other compensation-related costs, partially offset by decreases in nearly all other cost categories.

         Asset Write-offs and Other Non-recurring Charges. In 2000, Headwaters recorded an impairment charge of approximately $14,804,000 related to assets located in Utah and Alabama. This impairment charge consisted of an approximate $12,615,000 write-down to net realizable value of certain plant and equipment which remained on the sites when the facilities were sold and was idled, plus an approximate $2,189,000 write-off of an intangible asset which was no longer considered recoverable due to the relocation of a licensee facility. Headwaters also recorded employee severance and other non-cash charges from incremental amortization of deferred compensation from stock options (resulting from the termination of employees whose stock options became fully vested upon termination) totaling approximately $1,443,000. Other non-recurring settlement charges ($979,000) and asset write-downs ($532,000) were recorded in 2000. All of these asset write-offs and non-recurring charges totaled approximately $17,758,000.

         Other Income and Expense. During 2000, Headwaters reported net other expenses of $3,636,000 compared to $5,980,000 for 1999. This decrease of $2,344,000 relates primarily to a decrease of $1,439,000 in interest expense and a positive variance of $1,275,000 in the mark-to-market adjustment of the carrying value of a related party note receivable collateralized by Headwaters common stock, offset by $746,000 of losses recorded in 2000 in the carrying value of equity investments.

         Interest expense decreased in 2000 primarily due to the lower average levels of outstanding borrowings which existed in 2000 as compared to 1999, most notably as a result of the debt repayments during 2000. Interest expense is expected to significantly decrease in the future as a result of repayment of debt related to the sale of Company-owned facilities and the complete redemption of outstanding convertible debt in 2000.

         During 1996, Headwaters sold certain construction companies and received as consideration a $5,000,000 note receivable ("Note"). The Note is "marked to market" each quarter based upon the market value of Headwaters' common stock held as collateral and is reflected in the consolidated balance sheet at the underlying value of this collateral, $466,000 at September 30, 2000. This adjustment resulted in a write-up of $66,000 during 2000, compared to a write-down of $1,209,000 during 1999 for a net change of $1,275,000.

         During 2000, Headwaters made investments in several less than 50%-owned affiliates. Allowances are provided, on a case-by-case basis, when management determines that the investment or equity in earnings is not realizable. During 2000, the provision for such allowances totaled approximately $646,000. In addition, Headwaters recognized approximately $100,000 of losses related to its equity in investments accounted for using the equity method.

         Income Taxes. In 2000, Headwaters reported an income tax benefit of $2,900,000, consisting of the recognition of $3,000,000 of its deferred tax asset, reduced by $100,000 of alternative minimum tax. Headwaters believes it is more likely than not that the portion of the total deferred tax asset recognized in 2000 will be realized as a result of income to be recognized from the amortization of deferred revenue in subsequent periods.

         Extraordinary Item. In January 2000, Headwaters redeemed all of the convertible debt issued from September 1999 through December 1999 not previously converted into common stock. The redemption consideration given included approximately $1,000,000 in redemption premiums plus approximately 214,000 shares of common stock. The loss recognized as a result of the redemption consideration paid plus the acceleration of amortization of the unamortized debt discount and debt issuance costs totaled approximately $1,823,000. This loss is reflected as an extraordinary item in the consolidated statements of operations. Also in 2000, Headwaters redeemed all of the $20,000,000 face value convertible debt issued in March 1999. Early prepayment costs of approximately $6,037,000 were recognized as an extraordinary item as a result of the redemption consideration paid plus the acceleration of amortization of the unamortized debt discount and debt issuance costs in excess of the debt carrying value.

         Net Income. For 2000, net income of $3,682,000 represents an improvement of $32,075,000 from the net loss of $28,393,000 in 1999. This is primarily due to substantially increased revenue, including gains on the sale of facilities, and decreased cost of operations, partially offset by increased asset write-offs and other non-recurring charges and an extraordinary loss.

Year Ended September 30, 1999 Compared to Year Ended September 30, 1998

         The information set forth below compares Headwaters' operating results for 1999 with its operating results for 1998.

         Revenues. Total revenue for the year ended September 30, 1999 ("1999") increased by $4,533,000 to $6,719,000 as compared to $2,186,000 for the year ended September 30, 1998 ("1998"). The major components of this revenue are discussed in the sections below.

         License Fees. During 1999, Headwaters recognized license fees totaling $3,526,000, while $860,000 of license fees were recognized during 1998. The license fees in 1999 consisted of the straight-line amortization of one-time non-refundable initial license fees of $875,000 and recurring earned license fees or royalty payments of $2,651,000. License fees in 1998 consisted of the straight-line amortization of one-time non-refundable initial license fees of $654,000 and recurring license fees or royalty payments of $206,000.

         Chemical Sales. Total chemical sales during 1999 were $2,140,000 with a corresponding direct cost to Headwaters of $1,695,000. Total chemical sales during 1998 were $994,000 with a corresponding direct cost to Headwaters of $642,000. Alternative fuel sales were $767,000 in 1999 compared to $32,000 in 1998 and represent the sale of product from Headwaters-owned facilities. Headwaters sold six chemical mixing plants to licensees during 1998 for $1,088,000, generating a gross profit of $200,000. There were no sales of chemical mixing plants during 1999.

         Cost of Operations increased $6,878,000 from $6,201,000 during 1998 to $13,079,000 during 1999. During 1999, Headwaters incurred significantly higher operating expenses in connection with the continued refinement and implementation of the briquetting process in connection with the 24 facilities placed in service during 1998, and in particular the operating costs of the four facilities owned by Headwaters which were held for sale. These expenses primarily related to labor and operating expenses at the four Headwaters-owned alternative fuel facilities and the wash plant located in Utah, losses related to the write-down of inventory purchased from Coaltech, and costs incurred in providing assistance to Headwaters' licensees in resolving ramp-up issues at their alternative fuel facilities.

         Until October 1999, Headwaters operated one of the alternative fuel facilities for Coaltech, a partnership for which Headwaters was the general partner. Under the operating agreement, Headwaters was contractually obligated to purchase all of the alternative fuel produced at cost plus $1 per ton. Production of alternative fuel from this facility during 1999 and 1998 was not significant and accordingly, the cost per ton was significantly in excess of the current market value. These costs and the corresponding write-down of this inventory to its market value are included in the cost of operations. The write-down was approximately $1,815,000 during 1999 and $1,400,000 during 1998. Headwaters operated the Coaltech Utah facility at a loss because of the need to gain operating experience (it was the first alternative fuel facility Headwaters built and operated), test alternative production methods, maintain operational status for Section 29 qualification, maintain the relationship with AJ Gallagher, an owner of the Utah facility who is a major licensee and partner of Headwaters, and other related business reasons.

         Selling, General and Administrative Expenses increased $385,000, or 8%, to $5,124,000 during 1999 from $4,739,000 for 1998. The largest components of selling, general and administrative expenses for both 1999 and 1998 were payroll, professional services and travel expenses. Payroll-related costs increased approximately $540,000, due primarily to increased headcount, salary costs and amortization of deferred compensation from stock options; professional services increased approximately $20,000; and travel decreased approximately $50,000 from 1998 to 1999. Also, there was approximately $250,000 of commissions incurred in connection with the placement of alternative fuel license agreements in 1998 while there were no such commissions in 1999. Changes in the other categories from year to year were not material.

         Asset Write-offs and Other Non-recurring Charges. In 1999, certain assets, primarily consisting of leasehold improvements on the property where a small alternative fuel facility was located, were abandoned. The carrying value of these assets, totaling approximately $556,000, was written off during 1999. Based on the uncertainty of recovering certain advances on coal fine inventories paid from 1997 through May 1999, Headwaters wrote off $3,677,000 of advances on inventories in 1999. In addition, in 1999 Headwaters wrote off a $660,000 note receivable and recorded a liability for approximately $469,000 related to a settlement agreement with a company that had provided Headwaters with advice with respect to the use of certain alternative fuel technology, certain financing obtained and the sale of certain alternative fuel manufacturing facilities. Finally, Headwaters recorded approximately $2,033,000 of non-cash, incremental amortization of deferred compensation from stock options, resulting from the termination of employees whose stock options became fully vested upon termination. All of these 1999 write-offs and provisions total approximately $7,395,000, which amount is recorded as asset write-offs and other non-recurring charges in the consolidated statement of operations.

         Loss on Sale of Facility. In March 1998, Headwaters sold an alternative fuel facility located in Alabama on which a loss of $218,000 was recognized. The sales price was $6,500,000 payable in the form of a nonrecourse promissory note collateralized by the facility. In 1999, Headwaters sold a facility located in Pennsylvania on which a loss of approximately $1,839,000 was recognized. As more fully described in Note 14 to the consolidated financial statements, Headwaters received additional cash payments in 2000, some of which were recognized as revenue in 2000, related to the 1999 facility sale.

         Other Income and Expense. During 1999, Headwaters had net other expenses of $5,980,000 compared to $1,694,000 for 1998. This increase of $4,286,000 relates primarily to an increase in interest expense of $3,508,000, a change between periods of $1,228,000 in the mark-to-market adjustment of the carrying value of the related party note receivable collateralized by common stock, and a decrease in minority interest in losses of consolidated subsidiaries of $401,000, partially offset by an increase in interest income of $1,006,000.

         A $515,000 payment on the related party note receivable during 1999 was included in interest income for 1999, while no interest income on the note was recognized in 1998. Another reason for the increase in interest income in 1999 over 1998 relates to a full year's interest being recognized on the $6,500,000 note receivable from the sale of the Alabama facility in March 1998.

         Interest expense in 1998 of $2,745,000 consisted primarily of amortization of the discount incurred upon the issuance of convertible debt and warrants at a discount. Interest expense of $6,253,000 in 1999 consisted of interest accrued on notes payable used to finance the construction of alternative fuel facilities held for sale and for operating needs and $2,075,000 of amortization of debt discount and debt issue costs. Interest expense increased significantly as a result of the debt issued during March 1999.

         During September 1998, Headwaters offered the limited partners of Utah Synfuel #1 and Alabama Synfuel #1 common stock of Headwaters in exchange for their limited partnership interests. These exchanges, most of which were accounted for in September 1998, were substantially completed by November 1998, at which time Utah Synfuel #1 became a wholly-owned subsidiary of Headwaters and Alabama Synfuel #1 became a 98%-owned subsidiary of Headwaters. As a result of these exchanges, minority interest in the losses of consolidated subsidiaries decreased from approximately $392,000 in 1998 to $0 in 1999.

         Net Loss. For 1999, the net loss of $28,393,000 represents an increase of $17,085,000 from the net loss of $11,308,000 in 1998. This is primarily due to the increase in cost of operations, the asset write-offs and other non-recurring charges, and the increase in interest expense. Headwaters did not recognize any income tax benefit in 1999 or 1998 since the realization of its deferred tax asset of approximately $21,800,000, consisting primarily of net operating loss carryforwards, was dependent on generation of future taxable income.

Liquidity and Capital Resources

         Liquidity. During 1998, Headwaters and its licensees completed the construction of and began operations at 24 alternative fuel facilities. Headwaters owned four facilities which were sold during 1999 and 2000. Proceeds from the sale of facilities were used primarily to retire debt that was incurred in connection with the construction and operation of the facilities, and to a lesser extent, for working capital needs.

         Net cash provided by operating activities during the year ended September 30, 2000 was $6,608,000 compared to $17,516,000 of cash used during the year ended September 30, 1999. Most of this change in cash flow from operating activities is attributable to the 2000 net income of $3,682,000 as compared to the 1999 net loss of $28,393,000, augmented by the non-cash nature of some of the material expenses included in results of operations for 2000. During 2000, proceeds from the sale of facilities were approximately $42,334,000, net proceeds from the issuance of notes payable and related common stock warrants totaled approximately $6,980,000, and net proceeds from the issuance of common stock and related common stock warrants totaled approximately $5,254,000. Approximately $43,995,000 of notes payable were repaid during 2000 and approximately $4,454,000 of cash was used for preferred stock redemptions.

         Capital Resources. In addition to the sale of facilities in 2000, Headwaters' investing activities consisted of the purchase of short-term investments and investments in non-affiliated companies. Headwaters has no current plans to construct additional synthetic fuel facilities or to incur significant costs to acquire property, plant and equipment, but may increase its strategic investments and lending activities as opportunities arise. As of September 30, 2000, Headwaters owns from 1% to 27% of the voting securities of five non-public high-risk investee companies. Current investments range from approximately $130,000 to $1,400,000. Through December 1, 2000, Headwaters made additional equity investments of approximately $1,558,000 under the same general terms as the investments made in fiscal 2000. Headwaters also has notes receivable representing short-term loans to nine private, emerging growth companies in order to bridge the period between seed funding and the close of first and second rounds of equity financing. Notes receivable from these companies range from $200,000 to $500,000 each. From October 1, 2000 to December 1, 2000, Headwaters made additional loans of approximately $1,050,000 under the same general terms as the loans made in fiscal 2000. Headwaters does not intend to increase the funds committed to these investment types in the future, but could incur losses if the loans are not repaid or if the investments are not recoverable.

         As described in Note 5 to the consolidated financial statements, Headwaters began acquiring shares of its common stock in connection with a stock repurchase plan announced during 2000. The program authorizes Headwaters to purchase stock in the open market or through negotiated transactions referred to as block trades. Purchases under the plan are at the discretion of Headwaters' management. Through September 30, 2000, Headwaters purchased approximately 586,000 shares for approximately $1,897,000, and continues to purchase stock subsequent to September 30, 2000. Headwaters continually evaluates financial alternatives to the stock repurchase program but currently expects the program to continue through fiscal 2001 subject to market conditions and available cash.

         Headwaters' working capital improved from a deficit position of approximately $1,799,000 at September 30, 1999 to a positive working capital position of approximately $11,225,000 as of September 30, 2000. Several factors caused this change, most notably an increase in cash from the sale of facilities and increased revenue. The most significant changes in working capital, in addition to the increase in cash and short-term investments, were the reduction of approximately $19,883,000 in facilities and equipment held for sale and the reduction of approximately $20,418,000 in current notes payable. Both of these changes resulted primarily from the sales of alternative fuel facilities in 2000.

         Headwaters expects its operations to produce positive cash flows in future periods. In addition to cash provided by operating activities, Headwaters has borrowing capability under a revolving line of credit with a bank which was obtained in October 2000. Borrowings under this line of credit, which expires January 2002, were used to repay a $3,000,000 note payable to this bank which was outstanding at September 30, 2000 and to repay a $1,838,000 note payable to a corporation (see Notes 5 and 6 to the consolidated financial statements). Subsequently, the line of credit was paid down and at October 31, 2000, there were no outstanding borrowings under the line of credit. Borrowings under this revolving line bear interest at prime plus 1% and are limited to the lesser of $8,000,000 or the "borrowing base," as defined. At October 31, 2000, Headwaters' notes payable totaled less than $500,000. Headwaters believes it will have sufficient cash reserves to meet its obligations during the foreseeable future, and also believes it has the ability to raise additional debt and equity capital from other sources if necessary.

Forward Looking Statements

         Statements in this Management's Discussion and Analysis regarding Headwaters' expectations as to the operation of facilities utilizing Headwaters' technologies, the marketing of products, the receipt of licensing fees, royalties, and product sales revenues, the development, commercialization and financing of non-alternative fuel technologies and other strategic business opportunities and acquisitions and other information about Headwaters that is not purely historical by nature, including those statements regarding Headwaters' future business plans, the operation of facilities, the availability of feedstocks, the marketability of the alternative fuel and the financial viability of the facilities, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Headwaters believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting the alternative fuel industry or the economy generally, factors which could cause actual results to differ from expectations stated in these forward looking statements include, among others, the following:

(1)      The commercial success of Headwaters' technologies.
(2) Operating issues for licensed facilities including feedstock availability, moisture content, Btu content, correct application of chemical reagent, significant chemical change, operability of equipment, production capacity, product durability, resistance to water absorption and overall costs of operations.
(3) Marketing issues relating to market acceptance of products manufactured using Headwaters' technologies, including control of moisture content, hardness, special handling requirements and other characteristics of the alternative fuel product which affect its marketability and its sales price.
(4) Securing of suitable facility sites, including permits and raw materials, for relocation and operation of facilities and product sales.
(5) The market acceptance of products manufactured with Headwaters' technologies in the face of competition from traditional products.
(6) Dependence on licensees to successfully implement Headwaters' chemical technologies and making license and other payments to Headwaters.
(7) Maintenance of placed-in-service requirements under Section 29 of the tax code by alternative fuel manufacturing facilities.
(8) Changes in governmental regulations or failure to comply with existing regulations that may result in operational shutdowns of licensee facilities.
(9) The continued availability of tax credits to licensees under the tax code.
(10) The commercial feasibility of Headwaters' alternative fuel technologies upon the expiration of tax credits.
(11) Ability to meet financial commitments under existing contractual arrangements.
(12) Ability to meet non-financial commitments under existing contractual arrangements.
(13) Ability to commercialize the non-alternative fuel chemical technologies which have only been tested in the laboratory and not in full-scale operations.
(14) Ability to commercialize the technology of others and to implement non-technology based business plans which are at an early stage of investigation and investment and which will require significant time, management, and capital investment.
(15) Success in the face of competition by others producing alternative fuel and other products.
(16)     Sufficiency of intellectual property protections.

Impact of Inflation

         During 2000, cost increases to Headwaters were not materially impacted by inflation.

Other Items

         Headwaters has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of Headwaters. Based on that review, Headwaters believes that none of these pronouncements will have any significant effects on current or future financial position or results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On July 19, 2000, Headwaters dismissed PricewaterhouseCoopers LLP as its independent accountants. The Registrant's audit committee participated in and approved the decision to change independent accountants.

         The reports of PricewaterhouseCoopers LLP on the financial statements for the two fiscal years ended September 30, 1998 and 1999 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

         In connection with its audits for the two fiscal years ended September 30, 1998 and 1999 and through July 19, 2000, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their reports on the financial statements for such years.

         During the two fiscal years ended September 30, 1998 and 1999 and through July 19, 2000, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

         The Registrant requested that PricewaterhouseCoopers LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter is filed as Exhibit 16 to this Form 10-K.

         On July 19, 2000, the audit committee appointed Arthur Andersen LLP as Headwaters' auditors. Headwaters did not consult with Arthur Andersen LLP on any application of accounting principles or any other matter during the two fiscal years ended September 30, 1999 or subsequent thereto through July 19, 2000.

         The appointment of Arthur Andersen LLP as independent auditors of Headwaters for the fiscal year ended September 30, 2000 was ratified by the stockholders at a special meeting held on September 6, 2000.

         There have been no disagreements with accountants on accounting or financial statement disclosure subsequent to the appointment of Arthur Andersen LLP on July 19, 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information to be set forth under the captions "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal No. 1: Election of Directors" in Headwaters' Proxy Statement to be filed in January 2001 for the Annual Meeting of Stockholders to be held in 2001 (the "Proxy Statement"), are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information to be set forth under the caption "Executive Compensation and Related Information" in the Proxy Statement is incorporated herein by reference; provided, however, that Headwaters specifically excludes from such incorporation by reference any information set forth under the captions "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Graph" in the Proxy Statement.

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

Consolidated Financial Statements of Headwaters Incorporated

Reports of Independent Public Accountants                                 F-1
Consolidated Balance Sheets as of September 30, 1999 and 2000             F-2
Consolidated Statements of Operations
  for the years ended September 30, 1998, 1999 and 2000                   F-4
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
  for the years ended September 30, 1998, 1999 and 2000                   F-5
Consolidated Statements of Cash Flows
  for the years ended September 30, 1998, 1999 and 2000                   F-8
Notes to Consolidated Financial Statements                               F-10

         2.       Financial Statement Schedules

         All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         3.       Listing of Exhibits

         Certain other instruments which would otherwise be required to be listed below have not been so listed because such instruments do not authorize securities in an amount which exceeds 10% of the total assets of Headwaters and its subsidiaries on a consolidated basis and Headwaters agrees to furnish a copy of any such instrument to the Commission upon request.

         There is included a restated financial data schedule for the years ended September 30, 1998 and 1999.

         For convenience, the name Headwaters is used throughout this listing although in some cases the name Covol was used in the original instrument.

Exhibit No.                                        Description                                          Location

3.1              Certificate of Incorporation of Headwaters                                                (1)
3.1.1            Certificate of Amendment of the Certificate of Incorporation of Headwaters dated          (1)
                 January 22, 1996
3.1.2            Certificate of Amendment of the Certificate of Incorporation dated June 25, 1997          (3)
3.1.3            Certificate of Designation, Number, Voting Powers, Preferences and Rights of              (4)
                 Headwaters' Series A 6% Convertible Preferred Stock dated August 18, 1997
                 (originally designated as Exhibit No. 3.1.2)
3.1.4            Certificate of Designation, Number, Voting Powers, Preferences and Rights of              (5)
                 Headwaters' Series B Convertible Preferred Stock dated September 18, 1997
                 (originally designated as Exhibit No. 3.1.3)
3.1.7            Certificate of Amendment of the Certificate of Incorporation dated March 1, 2000          (14)
3.1.8            Certificate of Amendment of the Certificate of Incorporation dated September 6,           (19)
                 2000
3.2              By-Laws of Headwaters                                                                     (1)
3.2.1            Certificate of Amendment to Bylaws of Headwaters dated January 31, 1996                   (1)
3.2.2            Certificate of Amendment to the Bylaws dated May 20, 1997 (Originally designated          (3)
                 as Exhibit No. 3.2.1)
3.2.3            Certificate of Amendment to the Bylaws dated June 25, 1997  (Originally                   (3)
                 designated as Exhibit No. 3.2.2)
9.1              Special Powers of Attorney Coupled With an Interest dated February 1, 1996                (1)
                 between Headwaters, Gerald Larson and Michael McEwan
10.8             Lease Agreement, dated May 31, 1994, between Headwaters and Byrleen Hansen                (1)
                 regarding Carbon County, Utah property
10.11.2          License Agreement dated September 10, 1996, between Headwaters and CoBon Energy,          (2)
                 LLC
10.13.1          Promissory Noted dated August 1996 in favor of Headwaters from Michael McEwan and          *
                 Gerald Larson
10.13.2          Unlimited Guaranty of Gerald Larson and release of Michael McEwan dated April 29,          *
                 1998
10.16.1          Stock Option Agreement dated June 1, 1996 with Brent M. Cook                              (2)
10.30            Lease Agreement, dated December 12, 1996, between Headwaters and UPC, Inc.                (2)
                 regarding Price City, Utah property
10.45**          License and Binder Purchase Agreement, dated December 14, 1997, between                   (6)
                 Appalachian Synfuel, LLC and Headwaters
10.47**          License Agreement, dated  August 5, 1997, between Pelletco Corporation and                (6)
                 Headwaters
10.49**          Agreement Concerning Additional Facilities, dated December 27, 1996, between AJG          (6)
                 Financial Services, Inc. and Headwaters
10.50.1**        Form of Amended and Restated License and Binder Purchase Agreement dated February         (7)
                 3, 1998, between PC Virginia Synthetic Fuel #1, PC West Virginia Synthetic Fuel
                 #1, PC West Virginia Synthetic Fuel #2, PC West Virginia Synthetic Fuel #3
                 and Headwaters
10.50.1.1***     Form of First Amendment to Amended and Restated License and Binder Purchase                *
                 Agreement, dated March 31, 1999, between PC
                 Virginia Synthetic Fuel #1; PC Virginia Synthetic Fuel #2; PC
                 West Virginia Synthetic Fuel #3 and Headwaters
10.54            Employment Agreement effective May 1, 1998 with Steven G. Stewart                         (8)
10.56            Employment Agreement effective April 21, 1998 with Brent M. Cook                          (9)
10.58.8          Series E Warrant in favor of Leeds Group dated March 17, 1999                             (10)
10.58.9          Series E Warrant in favor of Howard L. Schwartz dated March 17, 1999                      (10)
10.58.10         Series E Warrant in favor of Jack A. Schwebel dated March 17, 1999                        (10)
10.58.11         Series E Warrant in favor of Brent M. Lockwood dated March 17, 1999                       (10)
10.60            Employment Agreement effective April 20, 1999 with Kirk A. Benson                         (11)
10.61***         Purchase Agreement dated August 27, 1999 relating to the sale of the River Hill           (12)
                 Project
10.61.1***       License and Binder Purchase Agreement dated August 27, 1999 relating to the River         (12)
                 Hill Project
10.61.2***       Modification Agreement dated August 27, 1999 between the Purchaser of the River           (12)
                 Hill Project, Fun Enterprises Pty Limited and Headwaters
10.64***         Utah #2 Asset Purchase Agreement dated December 23, 1999 between Headwaters and           (13)
                 DTE Kentucky, LLC
10.64.1***       License and Binder Purchase Agreement dated December 29, 1999 between Headwaters           *
                 and DTE Kentucky, LLC
10.65***         Asset Purchase Agreement dated January 18, 2000 among Headwaters, Pocahontas              (13)
                 Synfuel, L.L.C., Synfuel Investments, Inc., Premier Elkhorn Coal Company, and
                 TECO Coal Corporation
10.65.1***       License and Binder Purchase Agreement dated January 18, 2000 between Headwaters and        *
                 Premier Elkhorn Coal Company (related to the Pocahontas facility)


10.65.2***       License and Binder Purchase Agreement dated January 21, 2000 between Headwaters and        *
                 Premier Elkhorn Coal Company (related to the Mohave facility)
10.67            Mountaineer Fuels Asset Purchase Agreement dated April 17, 2000 between DTE               (15)
                 Kentucky, LLC and Headwaters
10.67.1***       License and Binder Purchase Agreement dated April 17, 2000 between DTE Kentucky,          (15)
                 LLC and Headwaters
10.69***         Settlement Agreement and Mutual Release dated May 25, 2000 among Headwaters and           (17)
                 Birmingham Syn Fuel, L.L.C., PacifiCorp Syn Fuel, L.L.C., and PacifiCorp
                 Financial Services, Inc.
10.69.1          Amended and Restated Promissory Note dated May 25, 2000 in favor of Headwaters,           (17)
                 executed by Birmingham Syn Fuel, L.L.C. as debtor
10.69.2          Amended and Restated Security Agreement dated May 25, 2000 between Headwaters and         (17)
                 Birmingham Syn Fuel, L.L.C.
10.69.3***       License and Binder Purchase Agreement dated May 25, 2000 between Birmingham Syn           (17)
                 Fuel, L.L.C. and Headwaters
10.69.4***       License and Binder Purchase Agreement dated May 25, 2000 between PacifiCorp Syn           (17)
                 Fuel, L.L.C. and Headwaters (related to the Brookwood facility)
10.69.5***       License and Binder Purchase Agreement dated May 25, 2000 between PacifiCorp Syn           (17)
                 Fuel, L.L.C. and Headwaters (related to the Pumpkin Center #1 facility)
10.69.6***       License and Binder Purchase Agreement dated May 25, 2000 between PacifiCorp Syn           (17)
                 Fuel, L.L.C. and Headwaters (related to the Pumpkin Center #2 facility)
10.70***         Settlement Agreement and Release dated June 26, 2000 among Headwaters, Utah               (17)
                 Synfuel #1, Ltd., Coaltech No. 1, L.P., AJG Financial Services, Inc. and Square D
                 Company
10.70.1***       License and Binder Supply Agreement dated June 26, 2000 among Coaltech No.1 L.P.,         (17)
                 Utah Synfuel #1 Ltd, and Headwaters
10.71            Loan Agreement dated October 18, 2000 between Headwaters and Zions First National          *
                 Bank
10.71.1          Promissory Note dated October 18, 2000 between Headwaters as borrower and Zions            *
                 First National Bank as lender
10.72            Employment Agreement effective as of January 1, 1999 with Kenneth R. Frailey               *
10.73.1          Stock Purchase Agreement dated July 7, 2000 between StyleU4EA.com, Inc. and                *
                 Headwaters
10.73.2          Loan Agreement dated October 6, 2000 between StyleU4EA.com, Inc. and Headwaters            *
10.73.3          Stock Purchase Agreement dated October 16, 2000 between StyleU4EA.com, Inc. and            *
                 Headwaters
10.73.4          Loan Agreement dated November 29, 2000 between NextStep Broadband Corporation and          *
                 Headwaters
10.74            Credit Agreement dated October 20, 2000 between The H.B. Group, Inc. and                   *
                 Headwaters
10.74.1          Amendment to Credit Agreement dated October 20, 2000 between The H.B. Group, Inc.          *
                 and Headwaters
10.74.2          Second Amendment to Credit Agreement dated December 1, 2000 between The H.B.               *
                 Group, Inc. and Headwaters
16               Letter regarding change in certifying accountant                                          (18)
21.1             List of Subsidiaries of Headwaters                                                         *
23.1             Consent of Arthur Andersen LLP                                                             *
23.2             Consent of PricewaterhouseCoopers LLP                                                      *
27.1             Financial Data Schedule for the fiscal year ended September 30, 2000                       *
27.2             Restated Financial Data Schedule for the fiscal years ended September 30, 1998             *
                 and 1999
99.1             2000 Employee Stock Purchase Plan                                                         (16)
99.2             1995 Stock Option Plan (originally designated as Exhibit No. 10.5)                        (1)
99.2.1           First Amendment to the 1995 Stock Option Plan (originally designated as Exhibit           (1)
                 10.5.1)
99.3             Headwaters Incentive Bonus Plan dated May 25, 2000                                         *

-----------------------
         *        Filed herewith.
         ** Confidential treatment has been granted to certain portions of this exhibit, which portions have been deleted and filed separately with the Securities and Exchange Commission.
         *** This exhibit contains confidential material that has been omitted pursuant to a Confidential Treatment Request. The omitted information has been filed separately with the Securities and Exchange Commission.

Unless another exhibit number is indicated as the exhibit number for the exhibit as "originally filed," the exhibit number in the filing in which any exhibit was originally filed and to which reference is made hereby is the same as the exhibit number assigned herein to the exhibit.

(1) Incorporated by reference to the indicated exhibit filed with Headwaters' Registration Statement on Form 10, filed February 26, 1996.
(2) Incorporated by reference to the indicated exhibit filed with Headwaters' Annual Report on Form 10-K for the fiscal year ended September 30, 1996.
(3) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, dated March 10, 1997.
(4) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, dated August 19, 1997.
(5) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for event dated September 18, 1997, filed October 28, 1997.
(6) Incorporated by reference to the indicated exhibit filed with Headwaters' Annual Report on Form 10-K for the fiscal year ended September 30, 1997.
(7) Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 1998.
(8) Incorporated by reference to the indicated exhibit filed with Headwaters' Annual Report on Form 10-K, for the fiscal year ended September 30, 1998.
(9) Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarterly period ended December 31, 1998.
(10) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated March 17, 1999, filed March 24, 1999.
(11) Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(12) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K/A, for event dated August 27, 1999, filed September 28, 1999.
(13) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K/A, for the event dated December 31, 1999, filed March 16, 2000.
(14) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated February 29, 2000, filed March 2, 2000.
(15) Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(16) Incorporated by reference to the indicated exhibit filed with Headwaters' Registration Statement on Form S-8 (SEC file no. 333-39674), filed June 20, 2000.
(17) Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(18) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K/A, for the event dated July 19, 2000, filed July 28, 2000.
(19) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated September 6, 2000, filed September 19, 2000.


Reports on Form 8-K

         The following reports on Form 8-K were filed during the quarter ended September 30, 2000:

* Form 8-K filed on July 19, 2000, amended on July 28, 2000, for an event dated July 19, 2000 (Change in Certifying Accountant).
* Form 8-K filed on September 19, 2000 for an event dated September 6, 2000 (Special Meeting of Stockholders).

Exhibits

         The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14 (a) 3 above.

Financial Statement Schedules

         The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14 (a) 2 above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HEADWATERS INCORPORATED

                                        By: /s/ Kirk A. Benson
                                            -------------------------------
                                            Kirk A. Benson
                                            Chief Executive Officer and
                                            Principal Executive Officer

                                        By: /s/ Steven G. Stewart
                                            -------------------------------
                                            Steven G. Stewart, Chief Financial
                                            Officer and Principal Financial
                                            Officer

                                        Date: December 20, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE                          TITLE                       DATE
    ---------                          -----                       ----

  /s/ Kirk A Benson       Chief Executive Officer             December 20, 2000
---------------------     (Principal Executive Officer) and
  Kirk A. Benson           Director

  /s/ Steven G. Stewart    Chief Financial Officer            December 20, 2000
------------------------   (Principal Financial and
  Steven G. Stewart        Accounting Officer)

  /s/ Brent M. Cook        President and Director             December 20, 2000
-----------------------
  Brent M. Cook

 /s/ DeLance W. Squire     Director                           December 20, 2000
-----------------------
  DeLance W. Squire

 /s/ James A. Herickhoff   Director                           December 20, 2000
-------------------------
 James A. Herickhoff

 /s/ Raymond J. Weller     Director                           December 20, 2000
-----------------------
 Raymond J. Weller

 /s/ John P. Hill, Jr.     Director                           December 20, 2000
-----------------------
 John P. Hill, Jr.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Headwaters Incorporated:

We have audited the accompanying consolidated balance sheet of Headwaters Incorporated (formerly Covol Technologies, Inc.) and subsidiaries as of September 30, 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. The financial statements of the Company as of September 30, 1999 and for the years ended September 30, 1999 and 1998 were audited by other auditors whose report dated January 13, 2000, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Headwaters Incorporated and subsidiaries as of September 30, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP
Salt Lake City, Utah
November 1, 2000

                        Report of Independent Accountants

To the Board of Directors

Headwaters Incorporated (formerly Covol Technologies, Inc.) and Subsidiaries

In our opinion, the accompanying consolidated balance sheet as of September 30, 1999 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended September 30, 1999, present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of Headwaters Incorporated (formerly Covol Technologies, Inc.) and Subsidiaries at September 30, 1999 and for the two years in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Salt Lake City, Utah
January 13, 2000

           HEADWATERS INCORPORATED (FORMERLY COVOL TECHNOLOGIES, INC.)
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                         As of September 30,
(thousands of dollars)                                                                   1999              2000
---------------------------------------------------------------------------------- --------------- ----------------
ASSETS

Current assets:
     Cash and cash equivalents                                                              $ 461            $ 983
     Short-term investments                                                                    --            6,973
     Trade receivables, net                                                                 3,155            7,298
     Notes receivable                                                                          --            2,530
     Facilities and equipment held for sale                                                20,139              256
     Due from related party                                                                 2,722               --
     Inventories                                                                              573               --
     Other current assets                                                                      19              131
                                                                                   --------------- ----------------
            Total current assets                                                           27,069           18,171
                                                                                   --------------- ----------------
Property, plant and equipment, net of accumulated depreciation                             14,182              552
                                                                                   --------------- ----------------

Other assets:
     Facility-dependent note and accrued interest receivable                                7,879            6,598
     Equity investments, net                                                                   --            3,259
     Deferred income taxes                                                                     --            3,000
     Intangible assets, net of accumulated amortization                                     3,647            1,221
     Facility transferred under note receivable arrangement                                 2,641               --
     Restricted assets                                                                        843               --
     Other assets                                                                           1,834              640
                                                                                   --------------- ----------------
            Total other assets                                                             16,844           14,718
                                                                                   --------------- ----------------
            Total assets                                                                  $58,095          $33,441
                                                                                   =============== ================

                                   (continued)

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

           HEADWATERS INCORPORATED (FORMERLY COVOL TECHNOLOGIES, INC.)
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS, continued

                                                                                         As of September 30,
(thousands of dollars and shares)                                                         1999             2000
------------------------------------------------------------------------------------ -------------- ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                                                      $ 1,179            $ 698
     Accrued personnel costs                                                                   356            2,254
     Accrued interest payable                                                                1,452              132
     Other accrued liabilities                                                               2,549            3,654
     Due to related party                                                                    2,706               --
     Notes payable, current                                                                 20,626              208
                                                                                     -------------- ----------------
            Total current liabilities                                                       28,868            6,946
                                                                                     -------------- ----------------
Long-term liabilities:
     Notes payable, non-current                                                             17,887            5,055
     Other long-term liabilities                                                               535              180
     Deferred revenue                                                                        7,501           10,513
                                                                                     -------------- ----------------
            Total long-term liabilities                                                     25,923           15,748
                                                                                     -------------- ----------------
            Total liabilities                                                               54,791           22,694
                                                                                     -------------- ----------------

Commitments and contingencies

Redeemable convertible preferred stock, $0.001 par value, issued and outstanding
   60 shares at September 30, 1999 and 0 shares at September 30, 2000                        4,332               --

Stockholders' equity (deficit):
     Convertible preferred stock, $0.001 par value; authorized 10,000 shares, issued and outstanding 17 shares at September 30, 1999 and 2000 (aggregate
      liquidation preference of $3,682 at September 30, 2000)                                    1                1
     Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 12,766 shares at September 30, 1999 and 23,341 shares,
      including 214 shares held in treasury, at September 30, 2000                              13               23
     Capital in excess of par value                                                         78,457           82,659
     Accumulated deficit                                                                  (71,713)         (70,221)
     Other, including treasury stock                                                       (7,786)          (1,715)
                                                                                     -------------- ----------------
            Total stockholders' equity (deficit)                                           (1,028)           10,747
                                                                                     -------------- ----------------
            Total liabilities and stockholders' equity (deficit)                           $58,095          $33,441
                                                                                     ============== ================

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

           HEADWATERS INCORPORATED (FORMERLY COVOL TECHNOLOGIES, INC.)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       Year ended September 30,
(thousands of dollars, except per-share data)                                     1998               1999               2000
--------------------------------------------------------------------- ----------------- ------------------ ------------------
Revenue:
     License fees                                                                $ 860            $ 3,526            $17,315
     Chemical sales                                                                994              2,140              9,757
     Gains on sales of facilities                                                   --                 --             16,870
     Gains on non-recurring transactions                                           200                 --              1,079
     Alternative fuel sales                                                         32                767                149
     Other                                                                         100                286                665
                                                                      ----------------- ------------------ ------------------
          Total revenue                                                          2,186              6,719             45,835
                                                                      ----------------- ------------------ ------------------

Operating costs and expenses:
     Cost of chemical                                                              642              1,695              6,617
     Cost of operations                                                          6,201             13,079              3,821
     Selling, general and administrative                                         4,739              5,124              5,361
     Asset write-offs and other non-recurring charges                               --              7,395             17,758
     Loss on sale of facilities                                                    218              1,839                 --
                                                                      ----------------- ------------------ ------------------
        Total operating costs and expenses                                      11,800             29,132             33,557
                                                                      ----------------- ------------------ ------------------
Operating income (loss)                                                         (9,614)           (22,413)            12,278
                                                                      ----------------- ------------------ ------------------

Other income (expense):
     Interest and investment income                                                580              1,586              1,775
     Interest expense                                                           (2,745)            (6,253)            (4,814)
     Other, net                                                                    471             (1,313)              (597)
                                                                      ----------------- ------------------ ------------------
          Total other expense, net                                              (1,694)            (5,980)            (3,636)
                                                                      ----------------- ------------------ ------------------

Income (loss) before income taxes and extraordinary item                       (11,308)           (28,393)             8,642

Income tax benefit                                                                  --                 --              2,900
                                                                      ----------------- ------------------ ------------------

Income (loss) before extraordinary item                                        (11,308)           (28,393)            11,542

Extraordinary loss on early extinguishment of debt                                  --                 --             (7,860)
                                                                      ----------------- ------------------ ------------------

Net income (loss)                                                             $(11,308)          $(28,393)           $ 3,682
                                                                      ================= ================== ==================

Basic net income (loss) per common share                                        $(1.17)            $(2.39)              $.17
                                                                      ================= ================== ==================

Diluted net income (loss) per common share                                      $(1.17)            $(2.39)              $.15
                                                                      ================= ================== ==================

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                           HEADWATERS INCORPORATED (FORMERLY COVOL TECHNOLOGIES, INC.) AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                             Other
                                                                                          ------------------------------------------
                                                                                             Notes and
                                                                                             interest
                                                                                            receivable
                                                                                             -related
                                                                                           parties, from
                                                                                            issuance of,
                          Convertible                                                           or          Deferred
                        Preferred Stock       Common Stock      Capital in                collateralized  compensation  Common stock
(thousands of          --------------------------------------  excess of par  Accumulated    by, common     from stock     held in
dollars and shares)     Shares    Amount    Shares    Amount       value        deficit        stock         options      treasury
------------------------------------------------------------------------------------------------------------------------------------
Balances at
 October 1, 1997           303      $1       9,089      $9        $50,203     $(31,694)      $(7,411)        $(4,683)       $--

Common stock issued
 to purchase minority
 interests in
 subsidiaries                                  540       1          5,383

Common stock
 issued for cash,
 including exercise
 of stock options                              533      --          3,257

Preferred stock
 issued for cash,
 net of offering
 costs                      13      --                                 90

Common stock issued
 on conversion of
 notes payable and
 accrued interest
 to common stock                             1,107       1          8,178

Interest expense
 related to
 issuance of
 convertible debt
 at a discount                                                      2,046

Payment received
 on notes
 receivable -
 related parties                                                                                 329

Amortization of
 deferred
 compensation from
 stock options                                                                                                   908

Write-up of
 related party
 note receivable                                                                                 (19)

Compensation expense
 related to issuance
 of stock options for
 services                                        3      --            127

Reclassification of
 notes receivable -
 related parties                                                                                (672)

Net loss for the
 year ended September
 30, 1998                                                                      (11,308)
                      --------------------------------------------------------------------------------------------------------------
Balances at
 September 30, 1998        316       1      11,272      11         69,284      (43,002)       (7,773)         (3,775)        --
                      --------------------------------------------------------------------------------------------------------------

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

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                           HEADWATERS INCORPORATED (FORMERLY COVOL TECHNOLOGIES, INC.) AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT), continued

                                                                                                             Other
                                                                                          ------------------------------------------
                                                                                             Notes and
                                                                                             interest
                                                                                            receivable
                                                                                             -related
                                                                                           parties, from
                                                                                            issuance of,
                          Convertible                                                           or          Deferred
                        Preferred Stock       Common Stock      Capital in                collateralized  compensation  Common stock
(thousands of          --------------------------------------  excess of par  Accumulated    by, common     from stock     held in
dollars and shares)     Shares    Amount    Shares    Amount       value        deficit        stock         options      treasury
------------------------------------------------------------------------------------------------------------------------------------
Common stock issued
 for rights to
 technology                      $              60     $--           $375

Common stock issued
 on conversion of
 preferred stock
 and in payment of
 dividends                (300)     --         602       1            194         (195)

Return of previously
 issued common stock
 by a director                                 (14)     --             --

Value of common stock
 options and warrants
 issued in connection
 with debt financing                            --      --            323

Preferred stock and
 warrants to purchase
 common stock issued
 for cash, net of
 offering costs              1      --                                899

Value of common stock
 warrants issued in
 connection with
 redeemable convertible
 preferred stock and
 convertible debt                                                   2,435

Value of extended and
 repriced warrants
 issued in connection
 with satisfaction of
 notes payable                                  --      --            201

Preferred stock cash
 dividends                                                                        (123)

Write-down of related
 party note receivable                                                                         1,209

Amortization of
 deferred compensation
 from stock options                                                                                            2,553

Net loss for the year
 ended September 30,
 1999                                                                          (28,393)
                      --------------------------------------------------------------------------------------------------------------
Balances at
 September 30, 1999         17       1      12,766      13         78,457      (71,713)       (6,564)         (1,222)        --
                      --------------------------------------------------------------------------------------------------------------
Preferred stock cash
 dividends                                                                        (297)

Reclassification of
 redeemable convertible
 preferred stock to
 convertible preferred
 stock                      38      --                              2,710

Common stock issued on
 conversion of
 convertible preferred
 stock and in payment
 of dividends               (2)     --       2,812       3          1,631          (11)


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                           HEADWATERS INCORPORATED (FORMERLY COVOL TECHNOLOGIES, INC.) AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT), continued

                                                                                                             Other
                                                                                          ------------------------------------------
                                                                                             Notes and
                                                                                             interest
                                                                                            receivable
                                                                                             -related
                                                                                           parties, from
                                                                                            issuance of,
                          Convertible                                                           or          Deferred
                        Preferred Stock       Common Stock      Capital in                collateralized  compensation  Common stock
(thousands of          --------------------------------------  excess of par  Accumulated    by, common     from stock     held in
dollars and shares)     Shares    Amount    Shares    Amount       value        deficit        stock         options      treasury
------------------------------------------------------------------------------------------------------------------------------------
Redemption of
 convertible preferred
 stock                    (36)       $--              $           $(2,572)     $(1,882)

Common stock issued
 for cash                                    4,008       4          5,250

Common stock issued on
 conversion of debt                          3,726       3          2,961

Common stock issued in
 connection with
 redemption of debt                            214      --            256

Common stock issued in
 connection with cash
 and cashless exercises
 of warrants and options                       985       1            658

Value of common stock
 warrants and options
 issued in connection
 with convertible debt
 financing and debt
 extension                                      --      --            538

Purchase and
 cancellation of
 warrants                                                            (149)

Cancellation of
 related party notes
 receivable and
 common stock
 collateralizing the
 notes                                        (812)     (1)        (5,944)                     6,164

Write-up of related
 party note receivable                                                                           (66)

Amortization of
 deferred compensation
 from stock options                                                                                              707

Purchase of treasury
 stock, at cost                                                                                                          (1,897)

Treasury stock
 transferred to
 employee stock
 purchase plan                                                                                                               26

Cancellation of
 treasury stock                               (358)     --         (1,137)                                                1,137

Net income for the
 year ended September
 30, 2000                                                                        3,682
                      --------------------------------------------------------------------------------------------------------------
Balances at
 September 30, 2000         17      $1      23,341     $23        $82,659     $(70,221)        $(466)          $(515)     $(734)
                      ==============================================================================================================

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                     HEADWATERS INCORPORATED (FORMERLY COVOL TECHNOLOGIES, INC.) AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Year ended September 30,
(thousands of dollars)                                                                          1998          1999         2000
----------------------------------------------------------------------------------------- ----------- ------------- ------------
Cash flows from operating activities:
Net income (loss)                                                                           $(11,308)     $(28,393)     $ 3,682
     Adjustments to reconcile net income (loss) to net cash provided by (used in)
       operating activities:
          Depreciation and amortization                                                          523         2,570        1,021
          Recognition of deferred revenue                                                       (654)         (876)        (801)
          Deferred income tax benefit                                                             --            --       (3,000)
          Equity in losses of investees and provision for unrealizable investments                --            --          746
          Net losses (gains) on sales of facilities and disposition of equipment                 218         1,979      (16,894)
          Gains on non-recurring transactions                                                     --            --       (1,079)
          Non-cash portion of asset write-offs and other non-recurring charges                    --         5,362       15,485
          Amortization of deferred compensation from stock options                             1,035         2,553          707
          Interest expense related to amortization of debt discount and debt
            issuance costs                                                                        --         2,075        3,034
          Extraordinary loss on early extinguishment of debt                                      --            --        7,860
          Write-down (write-up) of related party note receivable                                 (19)        1,209          (66)
          Interest expense related to issuance of convertible debt at a discount               2,046            --           --
          Minority interest in net income (losses) of consolidated subsidiaries                 (392)            9           --
      Other changes in operating assets and liabilities:
          Receivables                                                                         (4,176)       (2,837)      (3,968)
          Other current assets                                                                (1,570)          107          161
          Accounts payable and accrued liabilities                                             1,297          (993)      (1,804)
          Deferred revenue                                                                     7,486            --        1,586
          Other, net                                                                             148          (281)         (62)
                                                                                          ----------- ------------- ------------
                Net cash provided by (used in) operating activities                           (5,366)      (17,516)       6,608
                                                                                          ----------- ------------- ------------

     Cash flows from investing activities:
          Proceeds from sale of facilities and equipment                                          --         1,433       42,334
          Purchase of property, plant and equipment and facilities held for sale             (36,963)         (861)        (403)
          Net purchase of short-term investments                                                  --            --       (6,973)
          Investments in non-affiliated companies                                               (340)           --       (4,005)
          Decrease (increase) in restricted assets                                              (748)          (95)         843
          Proceeds from facility transferred under note receivable arrangement                   647           525           --
          Issuance of note receivable                                                          (660)            --           --
          Other                                                                                   --          (127)          (9)
                                                                                          ----------- ------------- ------------
               Net cash provided by (used in) investing activities                           (38,064)          875       31,787
                                                                                          ----------- ------------- ------------

     Cash flows from financing activities:
        Net proceeds from issuance of notes payable and warrants                              35,454        11,193        6,980
        Payments on notes payable, including redemption premiums                                (330)       (4,690)     (43,995)
        Net proceeds from issuance of common stock and warrants                                3,257         3,775        5,254
        Net proceeds from issuance of preferred stock and warrants                                90         6,367           --
        Preferred stock redemptions                                                               --            --       (4,454)
        Preferred stock dividends                                                                 --          (123)        (297)
        Purchase of common stock for the treasury                                                 --            --       (1,871)
        Proceeds from exercise of warrants and options                                            --            --          659
        Proceeds from stock subscription and related party receivables                           906            --           --
        Other                                                                                     --          (147)        (149)
                                                                                          ----------- ------------- ------------
         Net cash provided by (used in) financing activities                                  39,377        16,375      (37,873)
                                                                                          ----------- ------------- ------------
     Net increase (decrease) in cash and cash equivalents                                     (4,053)         (266)         522

     Cash and cash equivalents, beginning of year                                              4,780           727          461
                                                                                          ----------- ------------- ------------
     Cash and cash equivalents, end of year                                                    $ 727         $ 461        $ 983
                                                                                         ============ ============= ============

                                   (continued)

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                   HEADWATERS INCORPORATED (FORMERLY COVOL TECHNOLOGIES, INC.) AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS, continued



                                                                                                     Year ended September 30,
(thousands of dollars)                                                                          1998        1999          2000
----------------------------------------------------------------------------------------- ----------- ----------- -------------
     Supplemental schedule of non-cash investing and financing activities:
        Cancellation of notes receivable - related parties and common stock
          collateralizing the notes                                                            $  --         $  --       $6,164
        Common stock issued on conversion of convertible debt, debt and related
          accrued interest                                                                     8,179            --        2,964
        Reclassification of redeemable convertible preferred stock to convertible
          preferred stock                                                                         --            --        2,710
        Common stock issued on conversion of convertible preferred  stock and in
          payment of dividends                                                                    --         2,761        1,634
        Cancellation of treasury stock                                                            --            --       (1,137)
        Reduction of note payable upon sale of facility held for sale                             --         5,800           --
        Notes payable issued for equipment and rights to technology                               --           850           --
        Common stock issued to purchase minority interests in subsidiaries                     5,384           519           --
        Common stock issued for rights to technology                                              --           375           --
        Property, plant and equipment acquired through reduction of accounts receivable           --           413           --
        Facility-dependent note receivable issued for sale of facility                         6,500            --           --
        Accounts payable for facilities held for sale                                            588            --           --

     Supplemental disclosure of cash flow information - cash paid for interest, net of
       amount capitalized in 1998                                                                $49        $3,646      $10,458

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

  HEADWATERS INCORPORATED (FORMERLY COVOL TECHNOLOGIES, INC.) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------


1. Organization and Nature of Operations

   Headwaters Incorporated (formerly Covol Technologies, Inc.) was incorporated in Delaware in 1995. The name change to Headwaters Incorporated occurred in September 2000. Headwaters owns 100% of Kwai Financial, Inc., which was incorporated in fiscal 2000 ("2000"), and is the general partner and the sole limited partner in two limited partnerships, Utah Synfuel #1 Ltd. and Alabama Synfuel #1 Ltd., which were formed in 1996 (see Note 13).

   Headwaters' primary business is to commercialize its chemical technologies used to recycle otherwise unusable materials from the coal and other industries into marketable fuel and resources. Currently, Headwaters has licensed its technology to the owners of 28 alternative fuel facilities at various levels of production in approximately ten states. During 1999 and
   2000, Headwaters consummated the sale of its four owned facilities and licensed its technology to the owners. One of the facilities was sold in August 1999 and three of the facilities were sold in 2000 (see Note 14). Headwaters has no current plans to construct or acquire any additional alternative fuel facilities. During 2000, Headwaters began evaluating and pursuing investment alternatives for the cash generated from operations. Headwaters has invested a major portion of this available cash flow in high-grade government secured securities and has made several equity investments in and loans to unrelated entities.

2. Summary of Significant Accounting Policies

   Principles of Consolidation - The consolidated financial statements include the accounts of Headwaters and three subsidiaries, Kwai Financial, Inc., Utah Synfuel #1 and Alabama Synfuel #1. All significant intercompany transactions and accounts are eliminated in consolidation. During 1997, Headwaters became a 1% general partner of Coaltech No. 1 L.P., a limited partnership. Headwaters abandoned its interest in Coaltech in October 1999. Based upon Headwaters' lack of effective control over Coaltech and the limited partners' financial responsibility for its operations, Headwaters' investment in Coaltech was accounted for using the equity method of accounting with proportional elimination of intercompany revenues and expenses.

   Revenue Recognition - There are 28 alternative fuel facilities that currently utilize Headwaters' patented technology and from which Headwaters earns license fees and/or profits from the sale of chemical reagent. Non-refundable advance license fees and royalty payments have been received from licensees under various terms and conditions. These non-refundable license fees and royalties have been deferred and are being recognized on a straight-line basis over the period covered by the related license and royalty agreements, generally through 2007. Recurring license fees or royalty payments are recognized in the period when earned which coincides with the sale and reporting of alternative fuel by Headwaters' licensees.

   Segment Reporting, Major Customers and Concentrations of Risk - Headwaters operates and reports as a single industry segment. Approximately $325,000 of revenue in 1998, $1,032,000 in 1999 and $15,511,000 in 2000 was from a single licensee;  $469,000 of revenue in 1998,  $2,673,000 in 1999 and $3,138,000 in
   2000 was from a second licensee; and $463,000 of revenue in 1998, $849,000 in 1999 and $2,558,000 in 2000 was from a third licensee. Also, approximately $12,296,000 and $8,509,000 of revenue in 2000 was from two other licensees, most of which related to non-recurring gains on sales of facilities. No other single customer accounted for over 10% of total revenue in any year presented. All of the above customers are energy companies operating in the United States. Headwaters had trade receivable balances from these five customers totaling $6,906,000 at September 30, 2000. Headwaters purchases all of the chemical reagent that is sold to licensees from a single large international chemical company. If necessary, the chemical reagent could easily be obtained from other suppliers. Headwaters has no other unusual credit risks or concentrations.

   Cash and Cash Equivalents - Headwaters considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are deposited with financial institutions and at times may exceed insured depository limits.

   Short-term Investments - Short-term investments consist primarily of mortgage- and other asset-backed securities, corporate bonds, and U.S. government securities. By policy, Headwaters invests primarily in high-grade marketable securities. All investments are defined as trading securities and are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Unrealized gains and losses are included in earnings. Approximately $100,000 of investment income in 2000 related to securities held at September 30, 2000.

   Receivables - Allowances are provided for uncollectible accounts when appropriate. Such allowances are based on a receivable-by-receivable analysis of collectibility or impairment and totaled approximately $121,000 at September 30, 2000 ($0 at September 30, 1999) for trade receivables and $0 for notes receivable. Collateral is not required for trade receivables.
   Collateral, generally consisting of most or all assets of the debtor, is required for notes receivable, which consist of short-term notes and interest receivable. Due from / to related party consisted of amounts due from / to Coaltech for operating expenses or purchases from Coaltech of alternative fuel.

  HEADWATERS INCORPORATED (FORMERLY COVOL TECHNOLOGIES, INC.) AND SUBSIDIARIES

                                   -----------

2. Summary of Significant Accounting Policies, continued

   Facilities and Equipment Held for Sale - At September 30, 1999, facilities and equipment held for sale consisted of three alternative fuel facilities which were sold in 2000 (see Note 14). The facilities and equipment held for sale at September 30, 2000 are stated at the lower of cost or estimated net realizable value. Headwaters recognizes a gain or loss on facilities and equipment held for sale when the sale is consummated. The gain or loss represents the difference between the sales price and the carrying value and is reflected as a component of revenue or expenses.

   Inventories - Inventories are stated at the lower of cost or market, with cost determined using an average cost method, and consisted primarily of coal fines and alternative fuel available for sale.

   Property, Plant and Equipment - Property, plant and equipment are recorded at cost, including where applicable interest on funds borrowed during the construction period (see Note 6), and is depreciated using the straight-line method over the estimated useful lives of the assets. Maintenance, repairs and minor replacements are charged to expense as incurred. Upon the sale or retirement of property, plant and equipment, any gain or loss on disposition is reflected in the statement of operations, and the related asset cost and accumulated depreciation are removed from the respective accounts.

   Equity Investments - Equity investments in less-than-50% owned affiliates are accounted for at cost when Headwaters does not have the ability to exercise significant influence over operating and financial policies of an investee. When Headwaters does have the ability to exercise significant influence, either through its ownership of voting securities or contractually provided rights to board seats, the equity method of accounting is used, whereby the investment is carried at cost, plus Headwaters' portion of undistributed earnings or losses subsequent to the date of acquisition. As of September 30, 2000, Headwaters owns from 1% to 27% of the voting securities of five non-public high-risk investee companies. Current investments range from approximately $130,000 to $1,400,000. Allowances are provided, on a case-by-case basis, when management determines that the carrying value of the investment is not realizable. At September 30, 2000, such allowances totaled approximately $646,000. In addition, in 2000 Headwaters recognized approximately $100,000 of losses related to its equity in the investments accounted for using the equity method.

   Intangible Assets - Intangible assets consist of (i) the excess of the value of the consideration paid for the purchase of certain limited partners' interests in subsidiaries over the fair values of the related assets, which fair values approximated their carrying cost (see Note 13); and (ii) rights to technology, consisting of a coal-based alternative fuel technology and related licensing and patent rights. These intangible assets are being amortized on the straight-line method over approximately ten- and nine-year periods, respectively. Accumulated amortization of intangible assets was $410,000 as of September 30, 1999 and $302,000 as of September 30, 2000. As described in more detail in Note 15, Headwaters wrote off approximately $2,189,000 of intangible assets during 2000.

   Restricted Assets - Restricted assets consisted primarily of highly liquid interest bearing deposits held as collateral for certain Headwaters obligations and cash restricted by agreement for payment to one of Headwaters' major vendors.

   Valuation of Long-Lived Assets - Headwaters periodically evaluates the carrying value of long-lived assets, including intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flow from that asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Impairment-related losses recognized in Headwaters' consolidated financial statements for 1999 and 2000 are more fully described in Note 15.

   Income Taxes - Headwaters accounts for income taxes using the asset and liability approach in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Headwaters files a consolidated tax return with its 100% owned subsidiary. The wholly-owned limited partnerships file separate tax returns, as required.

   Common Stock, Options and Warrants - Common stock issued for services is accounted for using the fair value of the shares of common stock, determined at the time the services are provided and the liability is incurred. The measurement date used to value non-employee option grants is the option grant date. Such options, as well as warrants issued in connection with debt and equity financings, including repricings and extensions of option and warrant expiration dates, are valued using the Black-Scholes model. If modifications to existing options or warrants relating to debt securities occur, the incremental value of the modified options or warrants is capitalized and amortized to interest expense over the remaining life of the related debt.

  HEADWATERS INCORPORATED (FORMERLY COVOL TECHNOLOGIES, INC.) AND SUBSIDIARIES

                                   -----------


2. Summary of Significant Accounting Policies, continued

   Income Per Share Calculation - Income per share has been computed based on the weighted-average number of common shares outstanding. Diluted income per share computations reflect the increase in weighted-average common shares outstanding that would result from the assumed exercise of outstanding stock options and warrants, calculated using the treasury stock method, and the assumed conversion of convertible securities, using the if-converted method, where such options, warrants, and convertible securities are dilutive.

   Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   Reclassifications - Certain prior year amounts have been reclassified to conform with the current year's presentation. The reclassifications had no effect on net loss or total assets.

3. Property, Plant and Equipment

   Property, plant and equipment consisted of the following at September 30:

  (thousands of dollars)                                          Range of estimated useful lives          1999           2000
  --------------------------------------------------------------- ------------------------------- -------------- --------------
  Land                                                                                                    $ 204           $224
  Buildings and improvements                                                 15 years                    12,235             96
  Machinery and equipment                                                  5 - 7 years                    4,757            370
                                                                                                  -------------- --------------
                                                                                                         17,196            690
   Less accumulated depreciation                                                                         (3,014)          (138)
                                                                                                  -------------- --------------
   Net property, plant and equipment                                                                    $14,182           $552
                                                                                                  ============== ==============

   As described in more detail in Note 15, Headwaters recorded approximately $12,615,000 of expense related to impaired assets during 2000. Depreciation expense was $474,000 in 1998, $1,988,000 in 1999, and $784,000 in 2000.

4. Notes Receivable

   Notes receivable, all of which were recorded initially at their fair value, consist of the following at September 30:

   (thousands of dollars)                                                                                  1999           2000
   ---------------------------------------------------------------------------------------------- -------------- --------------
   Notes Receivable

   Notes receivable  representing  bridge loans to nine companies,  primarily in the start-up  phase,  for amounts ranging from $200 to $500 each and with due
   dates  of  120  days  or  less  from  note   origination.   These  notes  are
   collateralized by most or all assets of the debtors.                                                     $--         $2,530
                                                                                                  ============== ==============

   Facility-dependent Note and Accrued Interest Receivable

   Note  receivable  from a corporation,  bearing  interest at 6%,  interest due quarterly and principal due February 2003,  collateralized  by an alternative fuel facility in Alabama sold by Headwaters in 1998.  This note receivable is
   recorded at an amount which does not exceed its fair value.                                           $6,500         $6,500

   Accrued interest receivable from the above corporation                                                 1,379             98
                                                                                                  -------------- --------------
                                                                                                         $7,879         $6,598
                                                                                                  ============== ==============
   Facility Transferred under Note Receivable Arrangement

   Facility  transferred  under note receivable  arrangement  with Coaltech.  In
   2000,  this  receivable was accepted by a creditor as partial payment on debt owed by Headwaters to the  creditor.  This creditor was a limited  partner in
   Coaltech (see Note 5).                                                                                $2,641            $--
                                                                                                  ============== ==============

  HEADWATERS INCORPORATED (FORMERLY COVOL TECHNOLOGIES, INC.) AND SUBSIDIARIES

                                   -----------


5. Financing Transactions

   During and subsequent to fiscal 2000, Headwaters entered into several financing transactions, including the following:

   Convertible Debt - In 2000, Headwaters issued convertible secured debt and warrants to purchase approximately 1,172,000 shares of common stock, in two unrelated transactions, for total net proceeds of approximately $2,800,000. The warrants had exercise prices ranging from $.88 to $3.60 per share, with expiration dates ranging from September 2002 to December 2002 and were assigned a value of approximately $562,000. This debt, along with the convertible debt issued to one of the same debt holders in September 1999, was convertible into common stock at market rates. During 2000, convertible debt with a face amount of approximately $1,280,000 and a carrying value of approximately $970,000 was converted into approximately 2,540,000 shares of common stock. In January 2000, Headwaters redeemed all of the remaining convertible debt. The redemption consideration given included approximately $1,000,000 in redemption premiums plus approximately 214,000 shares of common stock. The loss recognized as a result of the redemption consideration paid plus the acceleration of amortization of the unamortized debt discount and debt issuance costs totaled approximately $1,823,000. This loss is reflected as an extraordinary item in the consolidated statement of operations.

   Also in 2000, Headwaters redeemed all of the $20,000,000 face value convertible debt. Early prepayment costs of approximately $6,037,000 were recognized as an extraordinary item as a result of the redemption consideration paid plus the acceleration of amortization of the unamortized debt discount and debt issuance costs in excess of the debt carrying value. Also, Headwaters redeemed, concurrent with the debt redemption, all of the preferred stock held by this entity (see Preferred Stock below).

   Note Payable to a Bank - During 2000, Headwaters entered into a note payable arrangement with a bank under which Headwaters borrowed $4,000,000. Prior to September 30, 2000, $1,000,000 of this amount was repaid. In October 2000, the remaining $3,000,000 was repaid with proceeds from a revolving line of credit with the same bank, which line of credit expires in January 2002. Funds from this line of credit were also used to repay the $1,838,000 note payable described in Note 6. Borrowings under the line of credit bear interest at prime plus 1%, are limited to the lesser of $8,000,000 or the "borrowing base," as defined, and are collateralized by license fees payable to Headwaters from the sale of alternative fuel from four alternative fuel facilities and by a $6,500,000 note receivable due to Headwaters. The line of credit agreement contains certain operating covenants and restrictions common for such loans, including minimum monthly royalty revenue of $850,000 and quarterly earnings, as defined, of $2,000,000.

   Other Notes Payable - In February 2000, Headwaters restructured outstanding debt associated with the construction of a wash plant (see Note 6). The creditor, which is a limited partner of Coaltech, agreed to accept Headwaters' note receivable from Coaltech (classified as "Facility transferred under note receivable arrangement" in the consolidated balance sheet) as partial payment on the debt. The outstanding principal and accrued interest, totaling approximately $4,927,000, was reduced to a remaining balance of approximately $1,962,000 ($1,838,000 at September 30, 2000) and the due date of the restructured note was extended to October 31, 2000. A gain of approximately $324,000 was recognized on this transaction, which amount represents the interest on the note receivable that had not been previously recognized. In October 2000, the debt was repaid with proceeds from the revolving line of credit.

   In April 2000, the holder of the 14% note payable described in Note 6 converted $2,000,000 of principal into approximately 1,186,000 shares of common stock and warrants for the purchase of approximately 296,000 shares of common stock. The warrants are exercisable through April 2005 at a price of $2.10 per share.

   Preferred Stock - During 2000, 200 shares of Series C preferred stock, along with related accumulated but undeclared dividends, were converted into approximately 180,000 shares of common stock, and 24,369 shares of Series D convertible preferred stock (classified as redeemable convertible preferred stock until the provisions allowing the holder to require Headwaters to redeem the preferred stock were eliminated) were converted into approximately 2,632,000 shares of common stock. Also in 2000, Headwaters redeemed the remaining 35,631 shares of Series D preferred stock. The total amount paid to redeem the preferred stock was approximately $4,454,000, including a redemption premium of approximately $1,882,000, which was charged directly to stockholders' equity. As of September 30, 2000, there were no outstanding shares of Series C and Series D preferred stock.

   Common Stock - In 2000, Headwaters issued approximately 3,629,000 shares of common stock in a private placement for cash proceeds of approximately $4,666,000, net of costs of approximately $270,000. In another transaction, Headwaters issued approximately 379,000 shares of common stock and warrants for the purchase of approximately 133,000 shares of common stock to certain officers and directors for net cash proceeds of approximately $588,000. The warrants are exercisable through March 2005 at a price of $1.56 per share.

  HEADWATERS INCORPORATED (FORMERLY COVOL TECHNOLOGIES, INC.) AND SUBSIDIARIES

                                   -----------

5. Financing Transactions, continued

   Treasury Stock - During 2000, Headwaters began acquiring shares of its common stock in connection with a stock repurchase plan announced during the year. The program authorizes Headwaters to purchase stock in the open market or through negotiated block transactions. Through September 30, 2000, Headwaters purchased approximately 586,000 shares for approximately $1,897,000, of which approximately 358,000 shares were cancelled and approximately 14,000 shares were transferred to Headwaters' employee stock purchase plan. Subsequent to September 30, 2000 through November 9, 2000, Headwaters purchased approximately 100,000 additional shares for approximately $278,000.

   Warrants and Options - In addition to the issuance of warrants described previously, the terms of existing warrants for the purchase of approximately 183,000 shares of common stock at an exercise price of $7.50 per share were amended in 2000 to extend the exercise periods for approximately seven months. Also the terms of existing options for the purchase of approximately 60,000 shares of common stock were amended to reduce the exercise price from $8.58 per share to $2.93 per share. These extended warrants and repriced options were valued at approximately $70,000, which value was amortized as interest over the term of the related debt.

   Also during 2000, existing warrants for the purchase of approximately 2,750,000 shares of common stock at exercise prices ranging from $3.50 to $12.00 per share were exchanged for warrants for the purchase of approximately 620,000 shares of common stock with exercise prices of $1.32 per share. In 2000, Headwaters purchased and cancelled warrants for the purchase of approximately 79,000 shares of common stock for a cash payment of approximately $149,000.

6. Liabilities

   Other Accrued Liabilities - Other accrued liabilities consist of the following at September 30:

   (thousands of dollars)                                                                                  1999           2000
   ---------------------------------------------------------------------------------------------- -------------- --------------
   Contingent liability arising from the sale of an alternative fuel facility                              $800           $800
   Commitment to a feed stock supplier for a licensee's alternative fuel facility                            --            784
   Chemical costs not yet invoiced                                                                           --            552
   Estimated costs to settle long-term contractual obligations                                              755            407
   Other                                                                                                    994          1,111
                                                                                                  -------------- --------------
                                                                                                         $2,549         $3,654
                                                                                                  ============== ==============

   Notes Payable - Notes payable consist of the following at September 30:

   (thousands of dollars)                                                                                   1999          2000
  --------------------------------------------------------------------------------------------------- ----------- -------------
   Note payable to a bank, bearing interest at prime plus 2% (11.5% at September
   30, 2000), collateralized by license fees payable to Headwaters from the sale of alternative  fuel from four  alternative  fuel  facilities and by a $6,500 note receivable due to Headwaters, repaid with proceeds from a long-term line
   of credit with this bank obtained in October 2000 (see Note 5).                                          $ --        $3,000

   Note payable to a corporation,  bearing interest at 6%,  collateralized  by a coal wash  plant  with a carrying  value of $0,  repaid in October  2000 with funds obtained from a long-term bank line of credit  obtained in October 2000
   (see Note 5).                                                                                           4,313         1,838

   Note payable to the same corporation  referred to in the preceding paragraph,
   bearing interest at prime, repaid in December 1999.                                                     2,900            --

   Note  payable  to the  same  corporation  referred  to in the  preceding  two
   paragraphs, bearing interest at 6%, repaid in January 2000.                                             6,500            --

   Note payable to a limited liability company,  bearing interest at 10%, repaid
   in April 2000.                                                                                          9,191            --

   Convertible  secured  note payable with an  investment  company,  issued at a discount,  bearing a stated interest rate of 2.5% on the $20,000 face amount,
   redeemed in May 2000 (see Note 5).                                                                     10,265            --


  HEADWATERS INCORPORATED (FORMERLY COVOL TECHNOLOGIES, INC.) AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

                                   -----------

6. Liabilities, continued

   Convertible  secured note payable to a  Headwaters  shareholder,  issued at a discount, bearing a stated interest rate of 8%. This note, which increased in amount in October  1999,  along with another  convertible  note payable to an unrelated  entity  issued in December  1999,  were  redeemed by Headwaters in
   January 2000.                                                                                             622            --

   Note payable to a  corporation  bearing  interest at 14%. In 2000, a total of
   $2,000 of principal  was repaid and $2,000 of principal  was  converted  into shares of common  stock and  warrants  for the  purchase of common  stock.  A
   member of Headwaters' Board of Directors is affiliated with this corporation.                           4,000            --

   Other                                                                                                     722           425
                                                                                                      ----------- -------------
                                                                                                          38,513         5,263
       Less: current portion                                                                             (20,626)         (208)
                                                                                                      ----------- -------------
       Total non-current                                                                                 $17,887        $5,055
                                                                                                      =========== =============

   Interest Rates and Debt Maturities - The weighted-average interest rate on notes payable, excluding note discounts, was 7.9% at September 30, 1999 and 9.7% at September 30, 2000. Future maturities of notes payable as of September 30, 2000 are as follows:

              Year ending September 30,   (thousands of dollars)
              --------------------------- ---------------------
                          2001                            $208
                          2002                           4,921
                          2003                              63
                          2004                              30
                          2005                              12
                       Thereafter                           29
                                          ---------------------
                          Total                         $5,263
                                          =====================

   Interest Costs - During 1998, Headwaters incurred total interest costs of approximately $4,135,000 (including approximately $2,046,000 of non-cash interest expense resulting from issuance of convertible debt at a discount), of which approximately $1,390,000 was capitalized. During 1999, Headwaters incurred total interest costs of approximately $6,253,000 (including approximately $2,075,000 of non-cash interest expense resulting from amortization of debt discount and debt issuance costs). During 2000, Headwaters incurred total interest costs of approximately $4,814,000 (including approximately $3,034,000 of non-cash interest expense resulting from amortization of debt discount and debt issuance costs). No interest costs were capitalized in 1999 or 2000.

   Deferred Compensation - In 1993, Headwaters assumed a liability to pay a stockholder of Headwaters $40,000 per year for seven years beginning February 1999. The present value of the unpaid portion of this liability ($180,000 at September 30, 2000), discounted at approximately 5%, is included in other long-term liabilities in the consolidated balance sheet.

7. Preferred Stock

   As of September 30, 2000, Headwaters had shares outstanding under two series of non-voting preferred stock. There were 3,000 shares of Series A preferred stock issued and outstanding and 14,310 shares of Series B preferred stock issued and outstanding. Holders are entitled to cumulative dividends at the rate of 6% per year of the liquidation value of $1,000 per share for Series A and approximately 7% per year of the liquidation value of $7 per share for Series B. These dividends accumulate whether or not they have been declared or whether Headwaters has any profits. Additional shares of preferred stock may be issued in lieu of cash to pay accumulated dividends on both series. Accumulated dividends on the Series B shares may be converted by Headwaters into common stock at a conversion price of $7.00 per share.

   Upon the liquidation of Headwaters, holders are entitled to receive $1,000 per share for Series A and $7 per share for Series B, together with all accumulated and unpaid dividends, if any. Holders are entitled to convert their preferred shares to common shares at any time. The number of common shares to be received upon conversion of the Series A shares is determined by multiplying the number of preferred shares by $1,000 and dividing by the conversion price of $7.00 per share. The number of common shares to be received upon conversion of the Series B shares is equal to the number of preferred shares converted. Headwaters has the right to require any holder of the Series A preferred shares to convert their shares into common stock. No dividends have been declared on either series through September 30, 2000. Dividends in arrears at September 30, 2000 totaled approximately $561,000, or $187 per share for Series A, and approximately $21,000, or $1.50 per share for Series B.

  HEADWATERS INCORPORATED (FORMERLY COVOL TECHNOLOGIES, INC.) AND SUBSIDIARIES

                                   -----------


8. Notes and Interest  Receivable - Related  Parties,  Collateralized  by Common
   Stock

   Notes and interest receivable - related parties, collateralized by common stock, consist of the following at September 30:

   (thousands of dollars and shares)                                                                      1999           2000
   ---------------------------------------------------------------------------------------------- ------------- --------------
   Note receivable from a stockholder, $5,000 face amount, bearing interest at
   6%, renegotiated in November 1997, principal and interest of $515 due in annual installments beginning January 1999 through January 2004, with remaining balances due January 2005. The note is collateralized by 150 shares of Headwaters' common stock and options expiring in January 2006 to acquire
   25 shares of Headwaters' common stock and is personally guaranteed by the stockholder. The carrying value is equal to the fair value of the 150 shares and options and is net of an unamortized discount of $1,281 based upon an imputed rate of 10.25%, and an allowance for impairment of $3,319 in 1999 and
   $3,253 in 2000. No interest income was recognized in 1998. Interest income of
   $515 was recognized in both 1999 and 2000 based on cash payments received.                             $400           $466

   Notes and interest receivable from 16 current and former officers and employees, issued upon exercise of options to purchase common stock of
   Headwaters and collateralized by the shares of Headwaters' common stock purchased. These notes were cancelled in 2000, as described below. No
   interest income was recognized during 1998, 1999 or 2000.                                             5,492             --

   Notes receivable from seven former officers of Headwaters, originally collateralized by partnership interests which were subsequently exchanged for shares of Headwaters' common stock (see Note 13). These notes were cancelled in 2000, as described below. No interest income was recognized during 1998,
   1999 or 2000.                                                                                           672             --
                                                                                                  ------------- --------------
                                                                                                        $6,564           $466
                                                                                                  ============= ==============

   In 2000, Headwaters entered into termination agreements with the current and former officers and employees having notes and interest payable to Headwaters totaling approximately $6,164,000. The agreements called for the cancellation of the outstanding balances under the notes, including interest, in exchange for the surrender and cancellation of the outstanding shares of common stock collateralizing the notes. These transactions resulted in the cancellation of approximately 812,000 shares of common stock and the recognition of a loss of approximately $219,000 (see Note 15), which amount represents the interest recognized on the notes in prior periods.

9. Fair Value of Financial Instruments

   SFAS No. 107 requires that the fair market value of certain financial instruments be disclosed in the financial statements. Headwaters has the following financial instruments that are subject to the provisions of SFAS No. 107:

     *     Cash and cash  equivalents
     *     Short-term investments
     *     Trade and notes receivable
     *     Facility-dependent note receivable
     *     Notes payable
     *     Note receivable - related party, collateralized by common stock

   Substantially all of Headwaters' financial instruments are either carried at fair value as of the balance sheet date or are of a short-term nature. Accordingly, while the fair values of some of the individual financial instruments vary somewhat from their carrying values, the aggregate carrying values as reflected in the consolidated financial statements for 1999 and 2000 approximated fair value, with the exception of the notes payable in 1999 totaling approximately $38,500,000 for which the aggregate market value approximated $42,300,000 at September 30, 1999.

  HEADWATERS INCORPORATED (FORMERLY COVOL TECHNOLOGIES, INC.) AND SUBSIDIARIES

                                   -----------

10. Stock Options and Warrants

   Stock Options - At September 30, 2000, Headwaters had one stock option plan (the "Option Plan") under which 2,400,000 shares of common stock are reserved for ultimate issuance. A committee of Headwaters' Board of Directors, or in its absence the Board (the "Committee"), administers and interprets the Option Plan. This Committee is authorized to grant options and other awards both under the terms of the Option Plan and outside the Option Plan to eligible employees, officers, directors, and consultants of Headwaters. The Option Plan provides for the granting of both incentive stock options and non-statutory stock options. Terms of options granted under the Option Plan, including vesting requirements, are determined by the Committee. Options granted under the Option Plan vest over periods ranging up to ten years, expire ten years from the date of grant and are not transferable other than by will or by the laws of descent and distribution. Incentive stock option grants must meet the requirements of the Internal Revenue Code.

   Headwaters has elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for options. The alternative fair value method of accounting prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options, as discussed below. Accordingly, under APB 25, no compensation expense has been recognized for stock option grants to employees, officers and directors when the exercise price of stock options equals or exceeds the market price of Headwaters' common stock on the date of grant.

   When options are issued with terms considered compensatory, the related compensation expense is amortized to expense over the specified vesting period on a straight-line basis. There was no deferred compensation related to options granted in 1998, 1999 and 2000. The amortized compensation expense related to compensatory options granted in prior years was approximately $908,000, $2,553,000 and $707,000 for 1998, 1999 and 2000, respectively.
   Compensation expense related to options that vested immediately was approximately $127,000 for 1998 and $0 for 1999 and 2000.

   If Headwaters had elected to account for options granted based on their fair value, as prescribed by SFAS 123, net income (loss) and income (loss) per share would have been changed to the pro forma amounts shown in the table below.

  (thousands of dollars, except per-share data)                                          1998            1999            2000
  --------------------------------------------------------------------------- ---------------- --------------- ---------------
  Net income (loss) attributed to common stockholders -- reported                   $(11,645)       $(29,704)          $3,246
                                                      -- pro forma                   (14,567)        (32,969)           1,532
  Basic income (loss) per share -- reported                                            (1.17)          (2.39)             .17
                                -- pro forma                                           (1.46)          (2.65)             .08
  Diluted income (loss) per share -- reported                                          (1.17)          (2.39)             .15
                                  -- pro forma                                         (1.46)          (2.65)             .08

   The fair value of each stock option grant was determined using the Black-Scholes option pricing model and the following assumptions: expected stock price volatility of .50 to .70, risk-free interest rates ranging from 4.4% to 7.8%, weighted average expected option lives of 4 to 10 years and no dividends. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because Headwaters' stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of stock options.

  HEADWATERS INCORPORATED (FORMERLY COVOL TECHNOLOGIES, INC.) AND SUBSIDIARIES

                                   -----------

10. Stock Options and Warrants, continued

   The following table is a summary of activity for all of Headwaters' stock options, including options not granted under the Option Plan, for the years ended September 30:

                                                         1998                       1999                      2000
                                              --------------------------- ------------------------- --------------------------
                                                              Weighted                  Weighted                   Weighted
                                                              Average                    Average                   Average
                                                              Exercise                  Exercise                   Exercise
  (thousands of shares)                          Shares        Price        Shares        Price        Shares       Price
  ------------------------------------------- ------------- ------------- ------------ ------------ ------------ -------------
  Outstanding at beginning of year                   1,614        $ 2.85        2,370        $6.29        2,971         $6.18
     Granted                                           850         12.34          667         5.40        1,112          3.31
     Exercised                                        (94)          1.93         (30)         1.50         (42)          1.50
     Canceled                                           --            --         (36)         2.34        (219)         10.37
                                              ------------- ------------- ------------ ------------ ------------ -------------
  Outstanding at end of the year                     2,370        $ 6.29        2,971        $6.18        3,822         $5.16
                                              ============= ============= ============ ============ ============ =============
  Exercisable at end of year                         1,038         $5.23        1,801        $5.23        2,201         $5.29
                                              ============= ============= ============ ============ ============ =============

  Weighted average fair value of options
  granted during the year below market                            $10.21                      none                       none

  Weighted average fair value of options
  granted during the year at market                                $9.91                     $2.93                      $1.92

  Weighted average fair value of options
  granted during the year above market                              none                     $2.92                      $3.98


   The  following  table   summarizes   information   about  all  stock  options
   outstanding at September 30, 2000:

   (thousands of shares)                        Options Outstanding                               Options Exercisable
   ------------------------ ------------------------------------------------------------- ------------------------------------
                                                       Weighted
                                   Number               Average            Weighted            Number            Weighted
                               Outstanding at          Remaining            Average        Exercisable at        Average
      Range of Exercise         September 30,       Contractual Life       Exercise         September 30,        Exercise
           Prices                   2000                in Years             Price              2000              Price
   ------------------------ ---------------------- ------------------- ------------------ ------------------ -----------------
            $1.50 to $3.00                  1,728                 4.9             $ 1.85              1,136            $ 1.68
            $4.00 to $9.00                  1,441                 6.6               5.62                652              6.73
          $11.00 to $13.56                    653                 7.2              12.92                413             12.96
                            ----------------------                                        ------------------
                                            3,822                                                     2,201
                            ======================                                        ==================

   Common Stock Warrants - As of September 30, 2000, there were warrants outstanding for the purchase of approximately 724,000 shares of common stock at prices ranging from $1.32 to $3.84 per share and with expiration dates ranging from October 2001 to April 2005. All of these warrants were issued in connection with private placements of common and preferred stock or notes payable during 1999 and 2000 (see Note 5).

  HEADWATERS INCORPORATED (FORMERLY COVOL TECHNOLOGIES, INC.) AND SUBSIDIARIES

                                   -----------


11. Basic and Diluted Income Per Share

  (thousands of dollars and shares, except per-share data)                            1998            1999            2000
  ---------------------------------------------------------- -------------- --------------- --------------- ---------------
  Numerator:
       Income (loss) before extraordinary item                                    $(11,308)       $(28,393)         $11,542
       Extraordinary item                                                               --              --           (7,860)
                                                                            --------------- --------------- ---------------
       Net income (loss)                                                           (11,308)        (28,393)           3,682
       Preferred stock dividends (undeclared)                                         (337)           (466)            (378)
       Imputed preferred stock dividends                                                --            (845)             (58)
                                                                            --------------- --------------- ---------------
  Numerator for basic earnings per share -- net income
    (loss) attributable to common stockholders                                     (11,645)        (29,704)           3,246
  Effect of dilutive securities - preferred stock dividends                             --              --              139
                                                                            --------------- --------------- ---------------
  Numerator for diluted earnings per share -- net income
    (loss) attributable to common stockholders after assumed
    conversions                                                                   $(11,645)       $(29,704)         $ 3,385
                                                                            =============== =============== ===============
  Denominator:
  Denominator for basic earnings per share --
    weighted-average shares outstanding                                              9,969          12,418           19,468
  Effect of dilutive securities:
    Shares issuable upon exercise of options and warrants                               --              --              391
    Shares issuable upon conversion of preferred stock                                  --              --            2,376
                                                                            --------------- --------------- ---------------
  Total dilutive potential shares                                                       --              --            2,767
                                                                            --------------- --------------- ---------------
  Denominator for diluted earnings per share -- weighted- average shares
    outstanding after assumed exercises and conversions                              9,969          12,418           22,235
                                                                            =============== =============== ===============

  Basic earnings per share:
  Income (loss) before extraordinary item                                           $(1.17)         $(2.39)            $.57
  Extraordinary item                                                                    --              --             (.40)
                                                                            --------------- --------------- ---------------
  Net income (loss) per common share                                                $(1.17)         $(2.39)            $.17
                                                                            =============== =============== ===============

  Diluted earnings per share:
  Income (loss) before extraordinary item                                           $(1.17)         $(2.39)            $.50
  Extraordinary item                                                                    --              --             (.35)
                                                                            --------------- --------------- ---------------
  Net income (loss) per common share                                                $(1.17)         $(2.39)            $.15
                                                                            =============== =============== ===============

   During the periods presented, Headwaters' potentially dilutive securities consisted of options and warrants for the purchase of common stock, convertible debt and convertible preferred stock. For both 1998 and 1999, all potentially dilutive securities were anti-dilutive and were not considered in the calculation of diluted earnings per share. For 2000, some options and warrants and certain convertible preferred stock, most of which was redeemed in April and May 2000 (see Note 5), were dilutive; all other potentially dilutive securities (for the purchase of or conversion into a total of approximately 5,000,000 shares of common stock) were anti-dilutive (exercise price exceeded market price) and were not considered in the calculation. Imputed preferred stock dividends were calculated based upon the amount by which the price of Headwaters' common stock exceeded the conversion price at the date convertible preferred shares were issued.

12. Income Taxes

   Headwaters had no income tax provision or benefit in 1998 or 1999 because of its net operating loss position. In 2000, Headwaters reported an income tax benefit of $2,900,000, consisting of the recognition of $3,000,000 of its deferred tax asset, reduced by $100,000 of alternative minimum tax. Headwaters believes it is more likely than not that the portion of the total deferred tax asset recognized in 2000 will be realized as a result of income to be recognized from the amortization of deferred revenue in subsequent periods.

  HEADWATERS INCORPORATED (FORMERLY COVOL TECHNOLOGIES, INC.) AND SUBSIDIARIES

                                   -----------

12. Income Taxes, continued

   As of September 30, 2000, Headwaters has net operating loss carryforwards of approximately $39,700,000 which can be used to offset future taxable income. The net operating loss carryforwards expire from 2010 to 2019. Headwaters also has approximately $200,000 in research and development tax credit carryforwards which can be used to offset future tax liabilities. The tax credit carryforwards expire from 2007 to 2011. The utilization of these carryforwards against future taxable income may become subject to an annual limitation due to changes in ownership of Headwaters' common stock.

   The provision for income taxes for the years ended September 30, 1998, 1999 and 2000 differs from the statutory federal income tax rate due to the following:

  (thousands of dollars)                                                              1998            1999           2000
  --------------------------------------------------------------------------- ------------- --------------- --------------
  Tax provision (benefit) at statutory rate                                        $(3,844)        $(9,653)          $1,252
  Alternative minimum tax                                                               --              --              100
  Change in valuation allowance                                                      4,200          10,600           (3,600)
  State income taxes, net of federal tax effect                                       (373)           (936)             122
  Net operating loss carryforwards                                                      --              --           (1,100)
  Other, including redetermination of prior years' tax estimates                        17             (11)             326
                                                                              ----------------------------------------------
     Federal income tax provision (credit)                                         $     0         $     0          $(2,900)
                                                                              =============== =============== ==============

   The components of the net deferred tax asset as of September 30, 1999 and 2000 are as follows:

  (thousands of dollars )                                                                             1999             2000
  ------------------------------------------------------------------------------------------- -------------- ---------------
  Net operating loss carryforwards                                                                 $16,300          $14,800
  Research and development tax credit carryforwards                                                    200              200
  License fee revenue recognition                                                                    3,200            3,900
  Compensation expense related to common stock options                                               3,000            3,300
  Write-down of related party note receivable                                                        1,200            1,100
  Estimated liabilities                                                                                300              300
  Depreciation                                                                                         400               --
  Other                                                                                                 --              400
                                                                                              ------------------------------
       Total deferred tax assets                                                                    24,600           24,000
  Valuation allowance                                                                              (24,600)         (21,000)
                                                                                              ------------------------------
       Net deferred tax asset                                                                     $      0         $  3,000
                                                                                              ==============================

   The valuation allowance increased by $4,200,000 during 1998 and by $10,600,000 during 1999. The valuation allowance decreased by $3,600,000 during 2000, representing the decreased amount of deferred tax assets at September 30, 2000 not considered recoverable through the reversal of taxable temporary differences or the generation of future taxable income. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Headwaters' ability to realize the benefit of its deferred tax assets will depend on the generation of future taxable income through its continuing operations. Because Headwaters has not generated significant operating income to date, Headwaters believes that a valuation allowance of $21,000,000 should be provided as of September 30, 2000. This estimate may change in the near term depending on the level of earned license fees received in 2001.

13. Purchase of Limited Partners' Interests in Subsidiaries

   In September 1998, Headwaters formally offered the limited partners in its two consolidated subsidiaries, Utah Synfuel #1 and Alabama Synfuel #1, an exchange of Headwaters' common stock for their limited partnership interests. During September through November 1998, all but one of the limited partners exchanged their interests and Utah Synfuel #1 became a wholly-owned subsidiary of Headwaters and Alabama Synfuel #1 became a 98%-owned subsidiary of Headwaters. Approximately 610,000 shares of common stock were issued in these transactions. In 2000, Headwaters reached an agreement settling several outstanding issues with the remaining limited partner of Alabama Synfuel #1 following which Alabama Synfuel #1 became a wholly-owned subsidiary of Headwaters. The carrying value of the intangible assets recorded in the exchange transactions, net of accumulated amortization, was approximately $2,786,000 at September 30, 1999 and approximately $464,000 at September 30, 2000 (see Note 15).

  HEADWATERS INCORPORATED (FORMERLY COVOL TECHNOLOGIES, INC.) AND SUBSIDIARIES

                                   -----------

14. Sale of Facilities

   Headwaters' business plan called for the construction and sale of alternative fuel manufacturing facilities and the licensing of Headwaters' technology to facility purchasers to generate ongoing royalties. In 1998, Headwaters sold an alternative fuel facility located in Alabama on which a loss of $218,000 was recognized. The sales price was $6,500,000 payable in the form of a nonrecourse promissory note collateralized by the facility. In 1999,
   Headwaters sold a facility located in Pennsylvania on which a loss of approximately $1,839,000 was recognized. Headwaters remained contingently liable for $800,000 of the facility debt which liability has been recorded in other accrued liabilities (see Note 6). Headwaters also entered into an agreement under which it operates this facility on behalf of the owner. In 2000, upon achieving specified operating performance milestones, Headwaters received additional cash payments related to the sale of this facility. The cash proceeds from these payments, net of obligations to third parties, approximated $7,377,000. Of the net amount received, Headwaters recognized $4,400,000 as revenue because there were no ongoing obligations associated with those payments. Headwaters deferred the recognition of $2,977,000, which amount was characterized as prepaid royalties. This amount is being recognized as revenue on a straight-line basis through December 2007.

   In 2000, Headwaters sold the three remaining alternative fuel facilities it owned plus an option to acquire a licensee facility. One of these sold facilities was located in Utah, two of these facilities were located in West Virginia, and the facility under option was located in Nevada. Headwaters reported net gains on these transactions totaling approximately $12,470,000. Headwaters also entered into its standard supply agreements with the new owners of the facilities to sell proprietary chemical material used at the facilities. Headwaters also receives ongoing royalties based upon the sale of alternative fuel from the facilities.

15. Gains  on  Non-recurring   Transactions  and  Asset  Write-offs  and   Other
    Non-recurring Charges

   Gains on Non-recurring Transactions - In fiscal 1998, Headwaters recorded net gains on sales of chemical plants of $200,000. During 2000, Headwaters recorded non-recurring gains of approximately $1,079,000 related to the satisfaction of a contingent contract liability ($755,000) and the gain recognized on the Coaltech note receivable transaction described in Note 5.

   1999 Asset Write-offs and Other Non-recurring Charges - In fiscal 1999, certain assets, primarily consisting of leasehold improvements on the property where a small alternative fuel facility was located, were abandoned. The carrying value of these assets, totaling approximately $556,000, was written off during 1999. Based on the uncertainty of recovering certain advances on coal fine inventories paid from 1997 through May 1999, Headwaters wrote off $3,677,000 of advances on inventories in 1999. In addition, in 1999 Headwaters wrote off a $660,000 note receivable and recorded a liability for approximately $469,000 related to a settlement agreement with a company that had provided Headwaters with advice with respect to the use of certain alternative fuel technology, certain financing obtained and the sale of certain alternative fuel manufacturing facilities. Finally, Headwaters recorded approximately $2,033,000 of non-cash, incremental amortization of deferred compensation from stock options, resulting from the termination of employees whose stock options became fully vested upon termination. All of these 1999 write-offs and provisions total approximately $7,395,000, which amount is recorded as asset write-offs and other non-recurring charges in the consolidated statement of operations. Of this amount, approximately $5,362,000 represented non-cash expenses.

   2000 Asset Write-offs and Other Non-recurring Charges - In fiscal 2000, Headwaters recorded an impairment charge of approximately $14,804,000 related to assets located in Utah and Alabama. This impairment charge consisted of an approximate $12,615,000 write-down to net realizable value of certain plant and equipment which remained on the sites when the facilities were sold and was idled, plus an approximate $2,189,000 write-off of an intangible asset which was no longer considered recoverable due to the relocation of a licensee facility. Headwaters also recorded employee severance and other non-cash charges from incremental amortization of deferred compensation from stock options (resulting from the termination of employees whose stock options became fully vested upon termination) totaling approximately $1,443,000. Other non-recurring settlement charges ($979,000) and asset write-downs ($532,000) were recorded in 2000. All of these asset write-offs and non-recurring charges totaled approximately $17,758,000. Of this amount, approximately $15,485,000 represented non-cash expenses.

16. Commitments and Contingencies

   Commitments and contingencies as of September 30, 2000 not disclosed elsewhere, are as follows:

   Leases - Rental expense was approximately $480,000 in 1998, $1,309,000 in 1999 and $255,000 in 2000. Headwaters has noncancellable operating leases for equipment and for real estate. At September 30, 2000, minimum rental payments due under these leases are as follows:

  HEADWATERS INCORPORATED (FORMERLY COVOL TECHNOLOGIES, INC.) AND SUBSIDIARIES

                                   -----------

16.  Commitments and Contingencies, continued

             Year ending September 30:    (thousands of dollars)
            ----------------------------- -----------------------
                        2001                       $143
                        2002                        170
                        2003                        147
                        2004                        116
                        2005                        119
                     Thereafter                      44
                                          -----------------------
                                                   $739
                                          =======================

   Employee Benefit Plans - In 2000, Headwaters' Board of Directors approved three employee benefit plans, the Headwaters Technologies 401(k) Profit Sharing Plan, the 2000 Employee Stock Purchase Plan, and the Headwaters Incorporated Incentive Bonus Plan. Under the terms of the 401(k) Plan, employees may elect to make tax-deferred contributions to the Plan of up to 15% of their compensation, subject to statutory limitations. Headwaters may elect to match employee contributions up to a specified maximum rate, which matching contributions, if made, vest over a four-year period. Headwaters is not required to have net income in order to make a matching contribution.

   The 2000 Employee Stock Purchase Plan provides eligible employees with an opportunity to increase their proprietary interest in the success of Headwaters by purchasing stock in Headwaters on favorable terms and to pay for such purchases through payroll deductions. A total of 500,000 shares of common stock are reserved for issuance under the Plan. Under the Plan, employees purchase shares of stock directly from Headwaters, which shares are made available primarily from treasury shares repurchased on the open market or from authorized but unissued shares, if necessary. Headwaters' current intent is to use shares being purchased on the open market to meet these requirements. The Plan is intended to comply with Section 423 of the Internal Revenue Code, but is not subject to the requirements of ERISA. Employees purchase stock through payroll deductions of from 1% to 10% of cash compensation, subject to certain limitations. The stock is purchased in a series of calendar-month offerings. The cost per share to the employee is 85% of the lesser of the fair market value at the beginning of the offering period or the end of the offering period.

   The Incentive Bonus Plan, approved annually by the compensation committee of the board of directors, provides for annual cash bonuses to be paid if Headwaters accomplishes certain financial goals and if employees meet individual goals. A participant's cash bonus is based on Headwaters' success in exceeding specified financial performance targets established by the compensation committee, the employee's base pay, and individual performance during the year. Headwaters' financial goals are based upon an economic value added concept ("EVA") which purports to more closely align with a company's share price than other measurements of performance.

   Substantially all employees of Headwaters are eligible to participate in the 401(k) and Stock Purchase plans after meeting certain age and length of employment requirements. All employees, except those directly involved in the operation of an alternative fuel facility owned by a licensee, are eligible to participate in the Incentive Bonus Plan. The total amount charged to operations in 2000 for all of the above plans was approximately $1,768,000.

   Legal or Contractual Matters - NEICO/Earthco. In February 1997, Headwaters entered into a contract on a parcel of real property located near Price, Utah, in which Headwaters obtained certain possessory and related interests, Headwaters' primary purpose being to obtain a source of coal fines to serve as feedstock for a nearby alternative fuel facility. In August 1999, Headwaters alleged that Earthco had breached a material provision of the contract because Earthco did not have title to the property. Headwaters refused to tender its August 1999 payment because of Earthco's breach. In addition, Headwaters contended that the quantity and/or quality of recoverable coal fines was substantially less than what Headwaters had understood. Earthco subsequently countered with allegations that Headwaters had breached its obligations under the contract, including failure to make the August 1999 payment.

   In November  1999,  Headwaters  was served with a complaint  from the Seventh
   Judicial  District  Court of  Carbon  County,  Utah  styled  Nevada  Electric
   Investment Company v. Earthco, et al. In the complaint, Nevada Electric Investment Company ("NEICO") alleged that it is the lawful owner of the property near Wellington, Utah described in Headwaters' lease from Earthco. NEICO sought a declaratory judgement that Headwaters is not entitled to possession of the property due to the lack of ownership by Earthco. The complaint also sought further relief from Earthco.

  HEADWATERS INCORPORATED (FORMERLY COVOL TECHNOLOGIES, INC.) AND SUBSIDIARIES

                                   -----------

16. Commitments and Contingencies, continued

   Headwaters received Earthco's answer, counterclaims and cross-claim in December 1999. Earthco's cross-claim against Headwaters alleged breach of contract and prayed for substantial damages in an amount to be proven at trial but alleged to be in excess of $5 million. Headwaters filed its reply and cross-claim against Earthco in January 2000 denying Earthco's claims and asserting claims of misrepresentation, breach of lease, unjust enrichment, and related claims and for general and consequential damages in an amount to be proven at trial.

   NEICO, Earthco and Headwaters have settled their disputes. Earthco and Headwaters entered into a mutual release of claims. Earthco confirmed title to the property in NEICO. In September 2000 Headwaters entered into a one year lease for the wash plant parcel directly with NEICO and otherwise confirmed title to the property in NEICO. The parties are awaiting an order of dismissal from the court.

   K-Lee Processing. In March 1997, Headwaters entered into an Amended and Restated Supply Agreement for the purchase of coal fines from K-Lee Processing, Inc. and Concord Coal Recovery Limited Partnership (together "K-Lee"). Headwaters periodically purchased coal fines from K-Lee throughout 1997. K-Lee invoiced Headwaters for a total of 108,000 tons of fines and Headwaters paid for those fines. However, K-Lee failed to deliver 11,059 tons valued at $320,716. K-Lee has refused to refund the overpayment for non-delivered fines. In July 2000 Headwaters filed a complaint against K-Lee Processing, Inc. and Concord Coal Recovery Limited Partnership in the United States District Court for the Northern District of Alabama seeking damages in the amount of $320,716 for the coal fines purchased but not delivered. Because the litigation is at an early stage and resolution is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, that might be recovered.

   Adtech. In October 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to an alternative fuel technology invented by Davidson. In September 2000, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee filed by Adtech, Inc. against Davidson and Headwaters. In the action certain purported officers and directors of Adtech allege that the technology purchase transaction was an unauthorized corporate action and that Davidson and Headwaters conspired together to effect the transfer. The complaint asserts related causes of action in fraud, conversion, patent infringement, conspiracy and unfair competition seeking unspecified money damages to be proven at trial, accounting, disgorgement, recission of contracts, punitive damages, and other relief. Headwaters denies these allegations and is asking the court to dismiss the action. Because the litigation is at an early stage and resolution is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

   Levy. In March 1999, Headwaters sold convertible preferred stock, warrants, and a convertible promissory note to OZ Master Fund, Ltd. In September 2000, Headwaters received a summons and complaint from the United States District Court for the Southern District of New York filed by Mark Levy against OZ
   Master Fund and related entities ("OZ") and Headwaters. In the action, a purported shareholder of Headwaters alleges that OZ violated section 16(b) of the Securities Exchange Act of 1934 by converting preferred stock into Headwaters common stock and then selling the same within a six month period, and further, that Headwaters' redemption of the preferred stock and the note constituted a sale of common stock for which OZ is liable under section 16(b). The complaint seeks on behalf of Headwaters from OZ unspecified money damages to be proven at trial, attorney fees, and other relief. Because the litigation is at an early stage and resolution is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, that might be recovered.

   AJG. In December 1996, Headwaters entered into a technology license and proprietary chemical sale agreement with AJG Financial Services, Inc. The agreement called for AJG to pay royalties and to purchase proprietary chemical material from Headwaters. In October 2000, Headwaters filed a complaint in the Fourth District Court for the State of Utah against AJG alleging that it has failed to make payments and to perform other obligations under the agreement. Headwaters asserts claims including breach of contract, declaratory judgment, unjust enrichment, and accounting and seeks money damages in the amount of $750,000 plus other damages to be proven at trial, as well as other relief. AJG has answered the complaint denying Headwaters' claims and asserting counter-claims based upon allegations of misrepresentation and breach. AJG seeks unspecified compensatory damages as well as punitive damages. Headwaters denies the allegations of AJG's counter-claims. Because the litigation is at an early stage and resolution is uncertain, legal counsel cannot express an opinion as to the ultimate amount of recovery or liability.

  HEADWATERS INCORPORATED (FORMERLY COVOL TECHNOLOGIES, INC.) AND SUBSIDIARIES

                                   -----------

16. Commitments and Contingencies, continued

   Nalco. In October 2000, Headwaters filed a complaint in the United States District Court for the District of Utah against Nalco Chemical Company ("Nalco"). Headwaters alleges that Nalco, by its sale and marketing of materials for use in creating alternative fuel, breached a non-disclosure agreement, misappropriated trade secrets, and violated patent rights of Headwaters. Headwaters seeks by its complaint injunctive relief and damages to be proven at trial. Nalco filed an answer denying the allegations in the complaint and asserting counter-claims alleging patent invalidity. Headwaters denies the counter-claims; however, if Nalco prevails on its counter-claims, the result could have a material adverse effect on Headwaters' business. Because the litigation is at an early stage and resolution is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, that might be recovered by Headwaters.

   Headwaters is also involved in other legal proceedings that have arisen out of the normal course of business. Management believes that many of these other claims are without merit and in all cases intends to vigorously defend its position. Management does not believe that the outcome of these activities will have a significant effect upon the operations or the financial position of Headwaters; however, it is possible that a change in management's estimates of probable liability could occur and the change could be significant.

   Employment Contracts - Headwaters has entered into employment agreements with the Chief Executive Officer, President, Chief Financial Officer and others. The agreements generally are renewable by Headwaters and have terms of one to three years. They provide for annual salaries and benefits ranging from approximately $132,000 to $250,000 annually per officer or employee, currently totaling approximately $1,142,000 for all officers and employees combined. All agreements provide for termination benefits, generally consisting of at least one-year's salary.

17. Events Subsequent to September 30, 2000

   Events subsequent to September 30, 2000, not disclosed elsewhere, include the following.

   From October 1, 2000 through December 1, 2000, Headwaters made additional finance loans of approximately $1,050,000 and additional equity investments of approximately $1,558,000 under the same general terms as the loans and investments made in fiscal 2000.


18. Quarterly Financial Data (Unaudited)

    Summarized quarterly financial data for 1999 and 2000 is as follows:

                                                                                1999
                                                  ------------------------------------------------------------------
                                                     First        Second        Third        Fourth
(thousands of dollars)                              Quarter      Quarter       Quarter      Quarter      Full Year
------------------------------------------------- ------------ ------------- ------------ ------------- ------------
     Net revenue                                      $ 1,382       $ 1,143      $ 1,577        $2,617       $6,719
     Gross loss                                        (2,640)       (1,684)      (1,741)       (1,990)      (8,055)
     Net loss                                          (4,558)       (5,057)      (5,527)      (13,251)     (28,393)
       Non-recurring asset write-offs and
         other non-recurring charges included in
         net loss (1)                                      --          (556)          --        (6,839)      (7,395)
       Non-recurring loss on sale of facility
         included in net loss (1)                          --            --           --        (1,839)      (1,839)

     Basic net loss per common share (2)                 (.39)         (.41)        (.48)        (1.09)       (2.39)
     Diluted net loss per common share (2)               (.39)         (.41)        (.48)        (1.09)       (2.39)


  HEADWATERS INCORPORATED (FORMERLY COVOL TECHNOLOGIES, INC.) AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

                                   -----------

18. Quarterly Financial Data (Unaudited), continued
                                                                                2000
                                                  ------------------------------------------------------------------
                                                     First        Second        Third        Fourth
(thousands of dollars)                              Quarter      Quarter       Quarter       Quarter     Full Year
------------------------------------------------- ------------ ------------- ------------ -------------- -----------
     Net revenue                                      $11,049        $7,899      $15,000       $11,887      $45,835
       Non-recurring gains (losses) on sales
         of facilities included in net revenue(1)       5,341          (598)       8,527         3,600       16,870
       Other non-recurring gains included in
         net revenue (1)                                   --         1,079           --            --        1,079
     Gross profit                                       8,600         5,832       12,363         8,602       35,397
     Income (loss) before extraordinary item           (1,926)        2,137        8,259         3,072       11,542
     Net income (loss)                                 (1,926)          314        2,222         3,072        3,682
       Non-recurring asset write-offs and
         other non-recurring charges included in
         net income (loss) (1)                        (11,021)         (841)      (1,559)       (4,337)     (17,758)
     Basic net income (loss) per common share(2)         (.16)          .01          .09           .13          .17
     Diluted net income (loss) per common share(2)       (.16)          .01          .09           .12          .15


(1) The non-recurring gains and losses on sales of facilities, other non-recurring gains, and asset write-offs and other non-recurring charges are more fully described in Notes 14 and 15.

(2) In accordance with SFAS No. 128, "Earnings Per Share," net income (loss) per common share is computed independently for each of the quarters presented and the sum of the quarterly computations does not equal the total computed for the year.