Form 10-Q
period 2000-12-31
HEADWATERS INC
filed 2001-01-22
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-27808

                             HEADWATERS INCORPORATED
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's common stock as of January 15, 2001 was 22,894,473.

                             HEADWATERS INCORPORATED

                                TABLE OF CONTENTS

                                                                        Page No.

PART I - FINANCIAL INFORMATION

     ITEM 1.      FINANCIAL STATEMENTS (Unaudited):

                  Condensed Consolidated Balance Sheets - As of
                    September 30, 2000 and December 31, 2000................. 3

                  Condensed Consolidated Statements of Operations
                    - For the three months ended December 31,
                    1999 and 2000............................................ 5

                  Condensed Consolidated Statement of Changes in
                    Stockholders' Equity - For the three months
                    ended December 31, 2000.................................. 6

                  Condensed Consolidated Statements of Cash Flows
                    - For the three months ended December 31,
                    1999 and 2000............................................ 7

                  Notes to Condensed Consolidated Financial
                    Statements............................................... 8

     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS..................................12


PART II - OTHER INFORMATION

     ITEM 1.      LEGAL PROCEEDINGS..........................................15

     ITEM 2.      CHANGES IN SECURITIES......................................15

     ITEM 3.      DEFAULTS UPON SENIOR SECURITIES............................15

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........15

     ITEM 5.      OTHER INFORMATION..........................................15

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K...........................15


SIGNATURES...................................................................16


Forward Looking Statements

Statements in this Form 10-Q, including those concerning the Registrant's expectations regarding its business, and certain of the information presented in this report, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. As such, actual results may vary materially from such expectations. For a discussion of the factors that could cause actual results to differ from expectations, please see the caption entitled "Forward Looking Statements" in Part I. Item 2 hereof. There can be no assurance that the Registrant's results of operations will not be adversely affected by such factors. Registrant undertakes no obligation to revise or publicly release the results of any revision to these forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's opinion only as of the date hereof.

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

                                          HEADWATERS INCORPORATED AND SUBSIDIARIES

                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                         (Unaudited)

                                                                                              September 30,      December 31,
(thousands of dollars)                                                                                 2000              2000
------------------------------------------------------------------------------------------- ---------------- -----------------
ASSETS
Current assets:
     Cash and cash equivalents                                                              $           983  $            328
     Short-term investments                                                                           6,973             6,233
     Trade receivables, net                                                                           7,298             5,485
     Notes receivable                                                                                 2,530             2,108
     Other current assets                                                                               387               202
                                                                                            ---------------- -----------------
            Total current assets                                                                     18,171            14,356
                                                                                            ---------------- -----------------
Property, plant and equipment, net of accumulated depreciation                                          552               640
                                                                                            ---------------- -----------------

Other assets:
     Notes and accrued interest receivable                                                            6,598             8,113
     Equity investments, net                                                                          3,259             4,265
     Deferred income taxes                                                                            3,000             3,000
     Intangible assets, net of accumulated amortization                                               1,221             1,179
     Other assets                                                                                       640               674
                                                                                            ---------------- -----------------
            Total other assets                                                                       14,718            17,231
                                                                                            ---------------- -----------------
            Total assets                                                                    $        33,441  $         32,227
                                                                                            ================ =================

                                   (continued)

                     The accompanying notes are an integral
                 part of the consolidated financial statements.


                                          HEADWATERS INCORPORATED AND SUBSIDIARIES

                                      CONDENSED CONSOLIDATED BALANCE SHEETS, continued
                                                        (Unaudited)

                                                                                              September 30,      December 31,
(thousands of dollars and shares)                                                                      2000              2000
------------------------------------------------------------------------------------------- ---------------- -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                        $          698  $           909
     Accrued personnel costs                                                                          2,254              955
     Other accrued liabilities                                                                        3,786            3,880
     Notes payable, current and other short-term borrowings                                             208            2,694
                                                                                             --------------- ----------------
            Total current liabilities                                                                 6,946            8,438
                                                                                             --------------- ----------------
Long-term liabilities:
     Notes payable, non-current                                                                       5,055              183
     Other long-term liabilities                                                                        180              183
     Deferred revenue                                                                                10,513            8,652
                                                                                             --------------- ----------------
            Total long-term liabilities                                                              15,748            9,018
                                                                                             --------------- ----------------
            Total liabilities                                                                        22,694           17,456
                                                                                             --------------- ----------------
Commitments and contingencies

Stockholders' equity:

     Convertible preferred stock, $0.001 par value; authorized 10,000 shares, issued and outstanding 17 shares at September 30, 2000 and December 31,
       2000 (aggregate liquidation preference of $3,729 at December 31, 2000)                             1                1
     Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 23,341 shares at September 30, 2000 (including 214 shares held in treasury) and 22,894 shares at December 31, 2000 (including 313
       shares held in treasury)                                                                          23               23
     Capital in excess of par value                                                                  82,659           81,449
     Accumulated deficit                                                                           (70,221)         (64,815)
     Other, including treasury stock                                                                (1,715)          (1,887)
                                                                                             --------------- ----------------
            Total stockholders' equity                                                               10,747           14,771
                                                                                             --------------- ----------------
            Total liabilities and stockholders' equity                                       $       33,441  $        32,227
                                                                                             =============== ================

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                            HEADWATERS INCORPORATED AND SUBSIDIARIES

                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (Unaudited)

                                                                                                  Three Months Ended December 31,
(thousands of dollars, except per-share data)                                                             1999               2000
--------------------------------------------------------------------------------------------- ----------------- ------------------
Revenue:
     License fees                                                                             $          4,036  $           6,267
     Chemical sales                                                                                      1,352              5,521
     Gain on sale of facility                                                                            5,341                 --
     Other                                                                                                 320                528
                                                                                              ----------------- ------------------
          Total revenue                                                                                 11,049             12,316
                                                                                              ----------------- ------------------
Operating costs and expenses:
     Cost of chemical                                                                                      860              3,625
     Cost of operations                                                                                  1,683              1,101
     Selling, general and administrative                                                                   864              1,470
     Asset write-offs and other non-recurring charges                                                   11,021                 --
                                                                                              ----------------- ------------------
        Total operating costs and expenses                                                              14,428              6,196
                                                                                              ----------------- ------------------
Operating income (loss)                                                                                 (3,379)             6,120
                                                                                              ----------------- ------------------
Other income (expense):
     Interest and investment income                                                                        800                222
     Interest expense                                                                                   (2,055)               (86)
     Other, net                                                                                           (292)              (750)
                                                                                              ----------------- ------------------
          Total other expense, net                                                                      (1,547)              (614)
                                                                                              ----------------- ------------------

Income (loss) before income taxes                                                                       (4,926)             5,506

Income tax benefit (expense)                                                                             3,000               (100)
                                                                                              ----------------- ------------------
Net income (loss)                                                                             $         (1,926) $           5,406
                                                                                              ================= ==================
Basic net income (loss) per common share                                                      $          (.16)  $             .23
                                                                                              ================= ==================
Diluted net income (loss) per common share                                                    $          (.16)  $             .22
                                                                                              ================= ==================

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  For the Three Months Ended December 31, 2000
                                   (Unaudited)
                                                                                                                 Other
                                                                                            ----------------------------------------
                                                                                              Related party
                           Convertible                                                            note          Deferred    Common
                         Preferred Stock       Common Stock       Capital in                   receivable     compensation   stock
(thousands of          ---------------------------------------      excess      Accumulated collateralized by  from stock   held in
dollars and shares)      Shares    Amount    Shares    Amount    of par value     deficit     common stock      options     treasury
------------------------------------------------------------------------------------------------------------------------------------
Balances at
 September 30, 2000          17        $1    23,341       $23       $82,659      $(70,221)        $(466)        $(515)      $(734)

Exercise of stock options                        50        --            75

Write-down of related
 party note receivable                                                                               88

Amortization of deferred
 compensation from stock
 options                                                                                                           23

Purchase of treasury
 stock, at cost                                                                                                            (1,610)

Treasury stock transferred
 to employee stock purchase
 plan                                                                                                                          42

Cancellation of
 treasury stock                                (497)       --        (1,285)                                                1,285

Net income for the
 three months ended
 December 31, 2000                                                                  5,406
                       -------------------------------------------------------------------------------------------------------------
Balances at
 December 31, 2000           17        $1    22,894       $23       $81,449      $(64,815)        $(378)        $(492)    $(1,017)
                       =============================================================================================================

                    The accompanying notes are an integral
                 part of the consolidated financial statements.

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                 Three Months Ended December 31,
(thousands of dollars)                                                                                     1999              2000
----------------------------------------------------------------------------------------------- ----------------  ----------------
Cash flows from operating activities:
Net income (loss)                                                                               $        (1,926)  $         5,406
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
    Recognition of deferred revenue                                                                        (230)             (274)
    Depreciation and amortization                                                                           583                63
    Deferred income tax benefit                                                                          (3,000)               --
    Equity in losses of investees, write-off's and provisions for
      unrealizable  investments                                                                              --               692
    Net gain on sale of facility and disposition of equipment                                            (5,341)              (15)
    Amortization of deferred compensation from stock options                                                 46                23
    Interest expense related to amortization of debt discount and debt issuance costs                     1,150                19
    Write-down of related party note receivable                                                             292                88
    Non-cash portion of asset write-offs and other non-recurring charges                                 10,412                --
    Other changes in operating assets and liabilities                                                    (4,193)             (158)
                                                                                                ----------------  ----------------
Net cash provided by (used in) operating activities                                                      (2,207)            5,844
                                                                                                ----------------  ----------------
Cash flows from investing activities:
  Proceeds from sale of facility and equipment                                                            9,497                15
  Purchase of equipment and facilities held for sale                                                       (144)             (109)
  Net proceeds from sale of short-term investments                                                           --               740
  Investments in and loans to non-affiliated companies                                                       --            (3,213)
  Decrease (increase) in other assets                                                                       153               (53)
                                                                                                ----------------  ----------------
Net cash provided by (used in) investing activities                                                       9,506            (2,620)
                                                                                                ----------------  ----------------

Cash flows from financing activities:
  Net proceeds from issuance of notes payable and warrants and other borrowings                           2,758             7,448
  Payments on notes payable and other borrowings                                                         (2,954)           (9,834)
  Purchase of common stock for the treasury                                                                  --            (1,568)
  Proceeds from exercise of options                                                                          --                75
  Preferred stock dividends                                                                                (107)               --
                                                                                                ----------------  ----------------
Net cash used in financing activities                                                                      (303)           (3,879)
                                                                                                ----------------  ----------------

Net increase (decrease) in cash and cash equivalents                                                      6,996              (655)

Cash and cash equivalents, beginning of period                                                              461               983
                                                                                                ----------------  ----------------
Cash and cash equivalents, end of period                                                        $         7,457   $           328
                                                                                                ================  ================

Supplemental schedule of non-cash investing and financing activities:
  Cancellation of treasury stock                                                                $            --   $        (1,285)
  Common stock issued on conversion of convertible preferred stock and in payment
    of dividends                                                                                          1,227                --
  Common stock issued on conversion of convertible debt and related accrued interest                      1,116                --

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------


1.   Nature of Operations and Basis of Presentation

     Headwaters Incorporated and its Subsidiaries' primary business is to commercialize its chemical technologies used to produce alternative fuel from coal derivatives and to recycle otherwise unusable materials from other industries into marketable resources. Currently, Headwaters has licensed its technology to the owners of 28 alternative fuel facilities which are operating at various levels of production in approximately ten states. During the fiscal year ended September 30, 2000, Headwaters began evaluating and pursuing investment alternatives for the cash generated from operations. Headwaters has invested some of this available cash in high-grade government backed securities and has made several equity investments in and loans to unrelated entities.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments except the items described in Note 5 consist of normal recurring adjustments. The results of operations for the three-month period ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters' Annual Report on Form 10-K for the year ended September 30, 2000. Certain prior period amounts have been reclassified to conform with the current period's presentation. The reclassifications had no effect on net loss or total assets.

2.   Financing and Equity Transactions

     During and subsequent to the quarter ended December 31, 2000, Headwaters completed several transactions, including the following.

     Note Payable to a Bank / Bank Line of Credit - In October 2000, the remaining balance of $3,000,000 due under a note payable to a bank (see
     Note 3) was repaid with proceeds from a revolving line of credit with the same bank, which line of credit has an expiration date in January 2002. Funds from this line of credit, which are limited to the lesser of $8,000,000 or the "borrowing base," as defined, were also used to repay the $1,838,000 note payable described in Note 3. Borrowings under the line of credit bear interest at prime plus 1% (10.5% at December 31, 2000), and are collateralized by receivables and by a $6,500,000 note receivable due to Headwaters. Maximum borrowings under the line of credit during the period ended December 31, 2000 were approximately $4,896,000. The borrowing base was in excess of $8,000,000 at December 31, 2000 and there were no borrowings under the line at December 31, 2000. The line of credit agreement contains certain operating covenants and restrictions common for such loans, including minimum monthly royalty revenue of $850,000 and quarterly earnings, as defined, of $2,000,000.

     Short-term Borrowings with an Investment Company - Headwaters has an arrangement with an investment company under which Headwaters can borrow up to 90% of the value of the total portfolio of Headwaters' short-term investments with that investment company, which investments collateralize any outstanding borrowings. Those investments consist primarily of government backed securities. Under this arrangement, Headwaters borrowed approximately $2,552,000 during the quarter ended December 31, 2000, which amount was outstanding at December 31, 2000 (see Note 3). The borrowings were used primarily for stock repurchases. As of January 15, 2001, the outstanding balance under this arrangement was approximately $3,061,000.

     Treasury Stock - Headwaters continued acquiring shares of its common stock during the quarter ended December 31, 2000, in connection with the stock purchase program announced in May 2000. The program authorizes Headwaters to purchase stock in the open market or through negotiated block transactions. During the quarter ended December 31, 2000, Headwaters purchased approximately 615,000 shares for approximately $1,610,000. Also during the quarter, approximately 497,000 shares of treasury stock were cancelled.

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------


     Common Stock Options - During the quarter ended December 31, 2000, options for the purchase of 50,000 shares of common stock were exercised for cash proceeds of approximately $75,000.

3.   Notes Payable and Other Borrowings

     Notes payable consist of the following:

                                                                                                 September 30,    December 31,
    (thousands of dollars)                                                                                2000            2000
    -------------------------------------------------------------------------------------------- -------------- ---------------
     Short-term borrowings from an investment company, bearing interest at a floating rate (8.25% average during the quarter), collateralized by investments with the investment company with a carrying value of
       approximately $6,233,000.                                                                 $          --  $        2,552

     Note payable to a bank, bearing interest at prime plus 2%, repaid with proceeds from a long-term line of credit with this bank obtained in
       October 2000 (see Note 2).                                                                        3,000              --

     Note payable to a corporation bearing interest at 6%, repaid in October
       2000 with funds obtained from a long-term bank line of credit obtained in
       October 2000 (see Note 2).                                                                        1,838              --

     Other                                                                                                 425             325
                                                                                                 -------------- ---------------
                                                                                                         5,263           2,877
       Less: current portion                                                                              (208)         (2,694)
                                                                                                 -------------- ---------------
       Total non-current                                                                         $        5,055 $          183
                                                                                                 ============== ===============

     The weighted average interest rate on notes payable was 9.7% at September 30, 2000 and 8.8% at December 31, 2000.

4.   Basic and Diluted Earnings per Share

                                                                                           Three  Months Ended December 31,
     (thousands of dollars and shares, except per-share data)                                        1999              2000
     ------------------------------------------------------------------------------------ ----------------  ----------------
     Numerator:
       Net income (loss)                                                                  $        (1,926)  $         5,406
       Preferred stock dividends (undeclared)                                                        (146)              (47)
       Imputed preferred stock dividends                                                              (58)               --
                                                                                          ----------------  ----------------
     Numerator for basic earnings per share -- net income
       (loss) attributable to common stockholders                                                  (2,130)            5,359

     Effect of dilutive securities - preferred stock dividends                                         --                47
                                                                                          ----------------  ----------------
     Numerator for diluted earnings per share -- net income
       (loss) attributable to common stockholders after assumed conversions               $        (2,130)  $         5,406
                                                                                          ================  ================
     Denominator:
     Denominator for basic earnings per share --  weighted-average
      shares outstanding                                                                           13,610            22,979

     Effect of dilutive securities:
       Shares issuable upon exercise of options and warrants                                           --               700

       Shares issuable upon conversion of preferred stock                                              --               443
                                                                                          ----------------- ---------------
       Total dilutive potential shares                                                                 --             1,143
                                                                                          ----------------- ---------------
     Denominator for diluted earnings per share -- weighted- average shares
       outstanding after assumed exercises and conversions                                         13,610            24,122
                                                                                          ================  ================
     Basic net income (loss) per share                                                    $          (.16)  $           .23
                                                                                          ================  ================
     Diluted net income (loss) per share                                                  $          (.16)  $           .22
                                                                                          ================  ================

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------


     During the quarter ended December 31, 1999, Headwaters' potentially dilutive securities consisted of options and warrants for the purchase of common stock, convertible debt and convertible preferred stock, all of which were anti-dilutive and were not considered in the calculation of diluted earnings per share.

5.   Non-recurring Items

     In December 1999, Headwaters sold one of the three remaining synthetic fuel facilities it owned at that time. This facility was located in Price, Utah. Headwaters reported a gain on this transaction of approximately $5,341,000. There were no such gains in the December 31, 2000 quarter.

     In the December 1999 quarter, Headwaters recorded an impairment charge of approximately $10,271,000 related to assets located at the Price, Utah site. This impairment charge consisted of an approximate $8,082,000 write-down to net realizable value of certain plant and equipment which remained on the site and became idle when the facility was sold, plus an approximate $2,189,000 write-off of an intangible asset which was no longer considered recoverable due to the relocation of a licensee facility. Headwaters recorded other asset write-offs and non-recurring charges in the quarter ended December 31, 1999 which, when added to the impairment charges, totaled approximately $11,021,000. Of this amount, approximately $10,412,000 did not involve the use of cash.

6.   Income Taxes

     In the quarter ended December 31, 2000, Headwaters reported $100,000 of alternative minimum tax expense. In the quarter ended December 31, 1999, Headwaters reported an income tax benefit of $3,000,000, consisting of the recognition of a portion of its deferred tax asset. Headwaters believes it is more likely than not that this portion of the total deferred tax asset will be realized as a result of income to be recognized from the amortization of deferred revenue in subsequent periods. As of December 31, 2000, Headwaters has net operating loss carryforwards of approximately $35,700,000 which can be used to offset future taxable income.

7.   Commitments and Contingencies

     Commitments and contingencies, consisting of legal and contractual matters, as of December 31, 2000 not disclosed elsewhere, are as follows:

     NEICO/Earthco. In November 1999, Headwaters was served with a complaint from the Seventh Judicial District Court of Carbon County, Utah styled Nevada Electric Investment Company ("NEICO") v. Earthco, et. al. Headwaters received Earthco's answer, counterclaims and cross-claim in December 1999. Headwaters filed its reply and cross-claim against Earthco in January 2000. NEICO, Earthco and Headwaters have settled their disputes. On November 30, 2000 the District Court entered an order of dismissal with prejudice as to all parties.

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

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------


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

     Headwaters is also involved in other legal proceedings that have arisen in the normal course of business. Management believes that many of these other claims are without merit and in all cases intends to vigorously defend its position. Management does not believe that the outcome of these activities will have a significant effect upon the operations or the financial
     position  of  Headwaters;   however,  it  is  possible  that  a  change  in
     management's estimates of probable liability could occur and the change could be significant.

8.   Events Subsequent to December 31, 2000

     In addition to events subsequent to December 31, 2000 disclosed elsewhere, Headwaters made additional strategic investments and loans aggregating $550,000 from January 1 through January 15, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto.

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

The information set forth below compares Headwaters' operating results for the three months ended December 31, 2000 ("2000") with operating results for the three months ended December 31, 1999 ("1999").

Revenues. Total revenue for 2000 increased by $1,267,000 to $12,316,000 as compared to $11,049,000 for 1999. The major components of this revenue are discussed in the sections below.

License Fees. During 2000, Headwaters recognized license fees totaling $6,267,000 while $4,036,000 of license fees were recognized during 1999. The license fees in 2000 consisted of the straight-line amortization of one-time non-refundable initial and prepaid license fees of $274,000, and recurring earned license fees or royalty payments of $5,993,000. License fees in 1999 consisted of the straight-line amortization of one-time non-refundable initial license fees of $230,000 and recurring license fees or royalty payments of $3,806,000. Initial license fees were normally received when construction of the related alternative fuel facility began, when construction was completed, or when certain construction milestones or other conditions were met. These license fees are recognized on a straight-line basis over the period covered by Headwaters' license agreements with licensees.

Recurring earned license fees or royalty payments are due quarterly based upon alternative fuel sold as reported to Headwaters by its licensees. The increase in earned license fees in 2000 over 1999 was due to increased alternative fuel sales by Headwaters' licensees. In 1999, over 75% of earned license fees were from a single licensee (which owns four facilities), whereas the 2000 earned license fees were from several licensees, with less than 50% attributable to the single licensee. Headwaters expects fluctuations in individual licensee alternative fuel sales with corresponding fluctuations in Headwaters' license fees in future periods due to feedstock availability and other licensee operational issues, marketing issues, the ability of licensees to utilize the income tax credits earned from the sale of alternative fuel and other factors, many of which are beyond the direct control of Headwaters. Headwaters also expects fluctuations in aggregate license fee revenue. However, Headwaters expects its license fee revenue in the fiscal year ending September 30, 2001 from all licensees to be higher than total license fees reported for the fiscal year ended September 30, 2000.

Chemical Sales. Headwaters provides chemical reagent to its licensees either at a fixed price or at Headwaters' cost plus a contracted markup. Headwaters purchases the chemical materials under a long-term contract with a large chemical company. Chemical sales during 2000 were $5,521,000 with a corresponding direct cost of $3,625,000. Chemical sales during 1999 were $1,352,000 with a corresponding direct cost of $860,000. The increase in chemical sales in 2000 over 1999 was due to increased alternative fuel production by Headwaters' licensees. Currently, Headwaters expects its chemical sales revenue and gross profit in the fiscal year ending September 30, 2001 from all licensees to be significantly higher than the amounts reported for the fiscal year ended September 30, 2000.

Gain on Sale of Facility. In December 1999, Headwaters sold one of the three remaining synthetic fuel facilities it owned at that time. This facility was located in Price, Utah. Headwaters reported a gain on this transaction of approximately $5,341,000. There were no such gains in 2000.

Cost of Operations decreased by $582,000 to $1,101,000 during 2000 from $1,683,000 during 1999. During 2000, Headwaters incurred significantly lower operating expenses in connection with the continued refinement and implementation of the alternative fuel process associated with licensee-owned facilities, and in particular the operating costs associated with the three facilities owned by Headwaters which were sold in December 1999 through April 2000. In 1999, cost of operations included labor and operating expenses at the owned alternative fuel facilities and the wash plant located in Utah. There were no such costs in 2000.

Selling, General and Administrative Expenses increased $606,000 to $1,470,000 during 2000 from $864,000 for 1999. The increase in expenses in 2000 is due to an increase in payroll and other compensation-related costs of approximately $280,000 and an increase in professional services expenses of approximately $380,000, with a net decrease in all other cost categories of approximately $54,000. The increase in professional services expenses is due primarily to legal costs associated with legal actions that Headwaters has initiated in recent months.

Asset Write-offs and Other Non-recurring Charges. In the December 1999 quarter, Headwaters recorded an impairment charge of approximately $10,271,000 related to assets located at the Price, Utah site. This impairment charge consisted of an approximate $8,082,000 write-down to net realizable value of certain plant and equipment which remained on the site and became idle when the facility was sold, plus an approximate $2,189,000 write-off of an intangible asset which was no longer considered recoverable due to the relocation of a licensee facility. Headwaters recorded other asset write-offs and non-recurring charges in the quarter ended December 31, 1999 which, when added to the impairment charges, totaled approximately $11,021,000.

Other Income and Expense. During 2000, Headwaters reported net other expenses of $614,000 compared to $1,547,000 for 1999. This decrease of $933,000 relates primarily to a decrease of $1,969,000 in interest expense and a decrease of $204,000 in the mark-to-market adjustment of the carrying value of a related party note receivable, offset by a $692,000 increase in equity investment-related losses and a decrease of $578,000 in interest income.

Interest expense decreased in 2000 primarily due to the substantially lower average levels of outstanding borrowings which existed in 2000 as compared to 1999, as a result of debt repayments during the period January 2000 through October 2000. There has also been a benefit from a substantial reduction in the weighted average effective interest rate on outstanding borrowings between 1999 and 2000.

During 1996, Headwaters sold certain construction companies and received as consideration a $5,000,000 note receivable ("Note"). The Note is "marked to market" each quarter based upon the market value of Headwaters' common stock held as collateral and is reflected in the consolidated balance sheet at the underlying value of this collateral, $378,000 at December 31, 2000. This adjustment resulted in a write-down of $88,000 during 2000, compared to a write-down of $292,000 during 1999 for a net decrease in the write-down of $204,000. In 1999, interest income of approximately $515,000 was recognized on this note, while no interest income was recognized in 2000.

Beginning in June 2000, Headwaters made investments in several less than 50%-owned affiliates. Allowances are provided, on a case-by-case basis when management first determines that the investment or equity in earnings is not realizable. Gains on these same investments can not be recognized until realized, which would normally occur at a much later date. During 2000, the provision for allowances and related write-offs totaled approximately $592,000. In addition, Headwaters recognized approximately $100,000 of losses related to its equity in investments accounted for using the equity method.

Income Taxes. In 2000, Headwaters reported $100,000 of alternative minimum tax expense. In 1999, Headwaters reported an income tax benefit of $3,000,000, consisting of the recognition of a portion of its deferred tax asset. Headwaters believes it is more likely than not that this portion of the total deferred tax asset will be realized as a result of income to be recognized from the amortization of deferred revenue in subsequent periods. As of December 31, 2000, Headwaters has net operating loss carryforwards of approximately $35,700,000 which can be used to offset future taxable income.

Net Income. For 2000, net income of $5,406,000 represents an improvement of $7,332,000 from the net loss of $1,926,000 in 1999. This is primarily due to substantially reduced expenses, offset in part by a decrease in the income tax benefit recognized in 1999.

Liquidity and Capital Resources

Liquidity. Net cash provided by operating activities during 2000 was $5,844,000 compared to $2,207,000 of cash used during 1999. Most of this change in cash flow from operating activities is attributable to the 2000 net income of $5,406,000 as compared to the 1999 net loss of $1,926,000. During 2000, proceeds from notes payable and other borrowings totaled approximately $7,448,000 and approximately $740,000 was realized upon the sale of short-term investments. Approximately $9,834,000 of notes payable and other borrowings were repaid during 2000, approximately $3,212,000 of cash was invested in non-affiliated companies and approximately $1,568,000 was used to purchase treasury stock.

Capital Resources. In 2000, Headwaters' investing activities consisted primarily of investments in non-affiliated companies and the net sale of short-term investments. As of December 31, 2000, Headwaters owns from 1% to 30% of the voting securities of five non-public high-risk investee companies. The carrying value of current investments ranges from $0 to $1,810,000. From January 1 through January 15, 2001, Headwaters increased its investment in investee companies by $350,000. Headwaters has no future commitments and does not expect to make additional investments in these entities. As of December 31, 2000, Headwaters also had notes receivable representing short-term loans to eight private, emerging growth companies made in order for these companies to bridge the period between seed funding and the close of first and second rounds of equity  financing.  Notes  receivable  from these companies range from
$200,000  to  $350,000  each  with  one loan at  $1,500,000.  In  January  2001,
Headwaters made an additional loan of approximately $200,000 under the same general terms as previous loans. Headwaters does not intend to increase the funds committed to these investment types in the future, but could incur losses if the loans are not repaid or if the investments are not recoverable. Headwaters has no current plans to construct additional synthetic fuel facilities or to incur significant costs to acquire property, plant and equipment, but may increase its strategic investments and lending activities as opportunities arise.

As described in Note 2 to the consolidated financial statements, Headwaters continued acquiring shares of its common stock during the quarter ended December 31, 2000, in connection with the stock purchase program announced in May 2000. The program authorizes Headwaters to purchase stock in the open market or through negotiated block transactions. Purchases under the plan are at the discretion of Headwaters' management. During the quarter ended December 31, 2000, Headwaters purchased approximately 615,000 shares for approximately $1,610,000. Headwaters continually evaluates financial alternatives to the stock repurchase program but currently expects the program to continue through fiscal 2001 subject to market conditions and available cash.

Headwaters' working capital decreased from approximately $11,225,000 at September 30, 2000 to approximately $5,918,000 as of December 31, 2000. Several factors caused this change, most notably the repayment of approximately
$4,938,000 of long-term debt, a decrease in receivables of approximately $2,235,000 and an increase in short-term borrowings of approximately $2,486,000 used for stock repurchases and working capital needs.

Headwaters expects its operations to produce positive cash flows in future periods. In addition to cash provided by operating activities, Headwaters has an arrangement with an investment company under which Headwaters can borrow up to 90% of the value of the total portfolio of Headwaters' short-term investments with that investment company, which investments collateralize any outstanding borrowings. Under this arrangement, Headwaters borrowed approximately $2,552,000 during the quarter ended December 31, 2000, which amount was outstanding at December 31, 2000. As of January 15, 2001, the outstanding balance under this arrangement was approximately $3,061,000.

Headwaters also has borrowing capability under a revolving line of credit with a bank which expires in January 2002. Borrowings under the line of credit bear interest at prime plus 1% (10.5% at December 31, 2000) and are limited to the lesser of $8,000,000 or the "borrowing base," as defined. Maximum borrowings under the line of credit during the period ended December 31, 2000 were approximately $4,896,000. The borrowing base was in excess of $8,000,000 at December 31, 2000 and there were no borrowings under the line at December 31, 2000. Headwaters is currently negotiating to increase the amount available under the line of credit and to extend the expiration date. Headwaters believes it will have sufficient cash reserves to meet its obligations during the foreseeable future, and also believes it has the ability to raise additional debt and equity capital from other sources if necessary.

Forward Looking Statements

Statements in this Management's Discussion and Analysis regarding Headwaters' expectations as to the operation of facilities utilizing Headwaters' technologies, the marketing of products, the receipt of licensing fees, royalties, and product sales revenues, the development, commercialization and financing of non-alternative fuel technologies and other strategic business opportunities and acquisitions and other information about Headwaters that is not purely historical by nature, including those statements regarding Headwaters' future business plans, the operation of facilities, the availability of feedstocks, the marketability of the alternative fuel and the financial viability of the facilities, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Headwaters believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting the alternative fuel industry or the economy generally, factors which could cause actual results to differ from expectations stated in these forward looking statements include, among others, the following:

(1)  The commercial success of Headwaters' technologies.
(2) Operating issues for licensed facilities including feedstock availability, moisture content, Btu content, correct application of chemical reagent, achieving significant chemical change, operability of equipment, production capacity, product durability, resistance to water absorption and overall costs of operations.
(3) Marketing issues relating to market acceptance of products manufactured using Headwaters' technologies, including control of moisture content, hardness, special handling requirements and other characteristics of the alternative fuel product which affect its marketability and its sales price.

(4) Securing of suitable facility sites, including permits and raw materials, for relocation and operation of facilities and product sales.
(5) The market acceptance of products manufactured with Headwaters' technologies in the face of competition from traditional products.
(6) Dependence on licensees to successfully implement Headwaters' chemical technologies and making license and other payments to Headwaters.
(7) Maintenance of placed-in-service requirements under Section 29 of the tax code by alternative fuel manufacturing facilities.
(8) Changes in governmental regulations or failure to comply with existing regulations that may result in operational shutdowns of licensee facilities.
(9) The continued availability of tax credits to licensees under the tax code and each licensee's ability to use tax credits.
(10) The commercial feasibility of Headwaters' alternative fuel technologies upon the expiration of tax credits.
(11) Ability to meet financial commitments under existing contractual arrangements.
(12) Ability to meet non-financial commitments under existing contractual arrangements.
(13) Ability to commercialize the non-alternative fuel chemical technologies which have only been tested in the laboratory and not in full-scale operations.
(14) Ability to commercialize the technology of others and to implement non-technology based business plans which are at an early stage of investigation and investment and which will require significant time, management, and capital investment.
(15) Success in the face of competition by others producing alternative fuel and other products.
(16) Sufficiency of intellectual property protections.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See "ITEM 3: LEGAL PROCEEDINGS" in Headwaters' Annual Report on Form 10-K for the year ended September 30, 2000 for descriptions of current legal proceedings. With respect to all of those matters except NEICO/Earthco, there have been no material changes since that report was filed. An updated description of the NEICO/Earthco matter is included in Note 7 to the consolidated financial statements, which description is hereby incorporated by reference.

ITEM 2.  CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

There have been no securities issued by Headwaters within the past fiscal quarter without registration under the Securities Act of 1933, as amended. Headwaters has five effective registration statements filed on Form S-3 and three effective registration statements filed on Form S-8. One or more of these registration statements have registered all of the securities issued during the quarter, which consisted solely of the issuance of common stock upon exercise of options, as described in Note 2 to the consolidated financial statements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  There are no exhibits filed herewith.
(b) The following report on Form 8-K was filed during the quarter ended December 31, 2000:
     o Form 8-K filed on December 22, 2000, for an event dated December 22, 2000 (Risk Factors update for effective Forms S-3 and Forms S-8)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             HEADWATERS INCORPORATED

Date:  January 19, 2001               By: /s/  Kirk A. Benson
                                         ---------------------------------------
                                         Kirk A. Benson, Chief Executive Officer
                                         and Principal Executive Officer

Date:  January 19, 2001               By: /s/ Steven G. Stewart
                                         ---------------------------------------
                                         Steven G. Stewart, Chief Financial
                                         Officer and Principal Financial Officer