Form 10-Q
period 2001-03-31
HEADWATERS INC
filed 2001-04-26
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ______ to ______

                         Commission file number 0-27808

                                HEADWATERS INCORPORATED
                                -----------------------
                (Exact name of registrant as specified in its charter)


            Delaware                                    87-0547337
            --------                                    ----------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

       11778 South Election Road, Suite 210
                   Draper, Utah                          84020
                   ------------                          -----
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's common stock as of April 20, 2001 was 22,934,073.

                             HEADWATERS INCORPORATED

                                TABLE OF CONTENTS

                                                                      Page No.
PART I - FINANCIAL INFORMATION

     ITEM 1.      FINANCIAL STATEMENTS (Unaudited):
                  Condensed Consolidated Balance Sheets - As of
                    September 30, 2000 and March 31, 2001..............     3

                  Condensed Consolidated Statements of Operations
                    - For the three and six months ended March
                    31, 2000 and 2001..................................     5

                  Condensed Consolidated Statement of Changes in
                    Stockholders' Equity - For the six months
                    ended March 31, 2001...............................     6

                  Condensed Consolidated Statements of Cash Flows
                    - For the six months ended March 31, 2000 and
                    2001...............................................     7

                  Notes to Condensed Consolidated Financial Statements.     8

     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS..................    13

PART II - OTHER INFORMATION

     ITEM 1.      LEGAL PROCEEDINGS....................................    18

     ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS............    18

     ITEM 3.      DEFAULTS UPON SENIOR SECURITIES......................    18

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..    18

     ITEM 5.      OTHER INFORMATION....................................    19

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.....................    19


SIGNATURES.............................................................    19


Forward Looking Statements

Statements in this Form 10-Q, including those concerning the Registrant's expectations regarding its business, and certain of the information presented in this report, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. As such, actual results may vary materially from such expectations. For a discussion of the factors that could cause actual results to differ from expectations, please see the caption entitled "Forward Looking Statements" in Part I, Item 2 hereof. There can be no assurance that the Registrant's results of operations will not be adversely affected by such factors. Registrant undertakes no obligation to revise or publicly release the results of any revision to these forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's opinion only as of the date hereof.


ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

                                          HEADWATERS INCORPORATED AND SUBSIDIARIES

                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                         (Unaudited)

                                                                                              September 30,         March 31,
(thousands of dollars)                                                                                 2000              2001
------------------------------------------------------------------------------------------- ---------------- -----------------
ASSETS

Current assets:
     Cash and cash equivalents                                                                        $ 983             $ 293
     Short-term investments                                                                           6,973             5,782
     Trade receivables, net                                                                           7,298             5,603
     Notes receivable                                                                                 2,530             1,811
     Other current assets                                                                               387               108
                                                                                            ---------------- -----------------
            Total current assets                                                                     18,171            13,597
                                                                                            ---------------- -----------------

Property, plant and equipment, net of accumulated depreciation                                          552               658
                                                                                            ---------------- -----------------

Other assets:

     Notes and accrued interest receivable                                                            6,598             8,621
     Equity investments, net                                                                          3,259             4,388
     Deferred income taxes                                                                            3,000             3,000
     Intangible assets, net of accumulated amortization                                               1,221             1,136
     Other assets                                                                                       640               721
                                                                                            ---------------- -----------------
            Total other assets                                                                       14,718            17,866
                                                                                            ---------------- -----------------

            Total assets                                                                            $33,441           $32,121
                                                                                            ================ =================
                                   (continued)

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                          HEADWATERS INCORPORATED AND SUBSIDIARIES

                                      CONDENSED CONSOLIDATED BALANCE SHEETS, continued
                                                        (Unaudited)


                                                                                              September 30,        March 31,
(thousands of dollars and shares)                                                                      2000             2001
-------------------------------------------------------------------------------------------- --------------- ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                                 $ 698            $ 785
     Accrued personnel costs                                                                          2,254            1,397
     Other accrued liabilities                                                                        3,786            3,383
     Short-term borrowings                                                                              208            1,065
                                                                                             --------------- ----------------
            Total current liabilities                                                                 6,946            6,630
                                                                                             --------------- ----------------

Long-term liabilities:
     Notes payable, non-current                                                                       5,055              162
     Other long-term liabilities                                                                        180              146
     Deferred revenue                                                                                10,513            7,464
                                                                                             --------------- ----------------
            Total long-term liabilities                                                              15,748            7,772
                                                                                             --------------- ----------------
            Total liabilities                                                                        22,694           14,402
                                                                                             --------------- ----------------
Commitments and contingencies

Stockholders' equity:
     Convertible  preferred stock,  $0.001 par value;  authorized 10,000 shares, issued and  outstanding 17 shares at September 30, 2000 and March 31, 2001
      (aggregate liquidation preference of $3,776 at March 31, 2001)                                      1                1
     Common stock,  $0.001  par  value;  authorized  50,000  shares,  issued and outstanding  23,341 shares at September 30, 2000  (including 214 shares held in treasury) and 22,834 shares at March 31, 2001 (including 470
       shares held in treasury)                                                                          23               23
     Capital in excess of par value                                                                  82,659           80,289
     Accumulated deficit                                                                            (70,221)         (60,239)
     Other, primarily treasury stock                                                                 (1,715)          (2,355)
                                                                                             --------------- ----------------
            Total stockholders' equity                                                               10,747           17,719
                                                                                             --------------- ----------------
            Total liabilities and stockholders' equity                                              $33,441          $32,121
                                                                                             =============== ================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                            HEADWATERS INCORPORATED AND SUBSIDIARIES

                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (Unaudited)

                                                                   Three Months Ended March 31,        Six Months Ended March 31,
(thousands of dollars, except per-share data)                             2000             2001           2000               2001
-------------------------------------------------------------- ---------------- ---------------- -------------- ------------------
Revenue:
     License fees                                                      $ 4,798           $5,168        $ 8,833            $11,434
     Chemical sales                                                      1,883            4,134          3,236              9,656
     Gain on sale of facility                                               --               --          5,341                 --
     Gains on non-recurring transactions                                 1,079               --          1,079                 --
     Other                                                                 139              452            459                979
                                                               ---------------- ---------------- -------------- ------------------
          Total revenue                                                  7,899            9,754         18,948             22,069
                                                               ---------------- ---------------- -------------- ------------------

Operating costs and expenses:
     Cost of chemical                                                    1,367            2,652          2,228              6,278
     Cost of operations                                                    798              857          2,482              1,958
     Selling, general and administrative                                 1,033            1,628          1,895              3,097
     Asset write-offs and other non-recurring charges                      841               --         11,862                 --
     Loss on sale of facilities, net                                       598               --            598                 --
                                                               ---------------- ---------------- -------------- ------------------
        Total operating costs and expenses                               4,637            5,137         19,065             11,333
                                                               ---------------- ---------------- -------------- ------------------
Operating income (loss)                                                  3,262            4,617           (117)            10,736
                                                               ---------------- ---------------- -------------- ------------------

Other income (expense):
     Interest and investment income                                        310              119          1,110                341
     Interest expense                                                   (1,711)             (61)        (3,766)              (146)
     Other, net                                                            276              (77)           (16)              (827)
                                                               ---------------- ---------------- -------------- ------------------
          Total other income (expense), net                             (1,125)             (19)        (2,672)              (632)
                                                               ---------------- ---------------- -------------- ------------------

Income (loss) before income taxes and extraordinary item                 2,137            4,598         (2,789)            10,104

Income tax benefit (expense)                                                --              (22)         3,000               (122)
                                                               ---------------- ---------------- -------------- ------------------

Income before extraordinary item                                         2,137            4,576            211              9,982

Extraordinary loss on early extinguishment of debt                      (1,823)              --         (1,823)                --
                                                               ---------------- ---------------- -------------- ------------------

Net income (loss)                                                        $ 314           $4,576        $(1,612)           $ 9,982
                                                               ================ ================ ============== ==================

Basic net income (loss) per common share                                  $.01             $.20          $(.12)              $.44
                                                               ================ ================ ============== ==================

Diluted net income (loss) per common share                                $.01             $.19          $(.12)              $.41
                                                               ================ ================ ============== ==================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     For the Six Months Ended March 31, 2001
                                (Unaudited)

                                                                                                              Other
                                                                                             ------------ ------------- ------------
                                                                                               Related
                                                                                              party note
                           Convertible                                                        receivable    Deferred
                         Preferred Stock     Common Stock        Capital in                    collater-  compensation  Common stock
(thousands of          ------------------- -------------------     excess      Accumulated    alized by    from stock      held in
dollars and shares)      Shares    Amount    Shares    Amount    of par value    deficit     common stock    options       treasury
------------------------------------------------------------------------------------------------------------------------------------
Balances at
 September 30, 2000         17        $1     23,341     $23         $82,659     $(70,221)       $(466)       $(515)         $(734)

Exercise of
 stock options                                   50      --              75

Write-down of
 related party note
 receivable to                                                                                     88
 collateral value

Amortization of
 deferred compensation
 from stock options                                                                                             23

Purchase of treasury
 stock, at cost                                                                                                            (1,610)

Treasury stock
 transferred to
 employee stock
 purchase plan                                                                                                                 42

Cancellation of
 treasury stock                                (497)     --          (1,285)                                                1,285

Net income                                                                         5,406
                       -------------------------------------------------------------------------------------------------------------
Balances at
 December 31, 2000          17         1     22,894      23          81,449      (64,815)        (378)        (492)        (1,017)

Exercise of
 stock options                                  205      --             308

Write-up of related
 party note receivable
 to collateral value                                                                             (629)

Cancellation of related
 party note receivable
 and transfer of
 collateral shares to
 treasury stock                                                                                 1,007                      (1,007)

Amortization of
 deferred compensation
 from stock options                                                                                             23

Purchase of treasury
 stock, at cost                                                                                                            (1,358)

Treasury stock
 transferred to
 employee stock
 purchase plan                                                                                                                 28

Cancellation of
 treasury stock                                (265)     --          (1,468)                                                1,468

Net income                                                                         4,576
                       -------------------------------------------------------------------------------------------------------------
Balances at
 March 31, 2001             17        $1     22,834     $23         $80,289     $(60,239)        $ --        $(469)       $(1,886)
                       =============================================================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                      Six Months Ended March 31,
     (thousands of dollars)                                                                                   2000          2001
----------------------------------------------------------------------------------------------- ------------------- -------------
     Cash flows from operating activities:
     Net income (loss)                                                                                      $(1,612)      $ 9,982
     Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
         Recognition of deferred revenue                                                                       (461)       (1,462)
         Depreciation and amortization                                                                          749           129
         Deferred income tax benefit                                                                         (3,000)           --
         Net gain on sale of facilities and disposition of equipment                                         (4,800)          (42)
         Equity in losses of investees, write-offs and provisions for
           unrealizable investments                                                                              --         1,047
         Write-down of note receivable and related accrued interest                                              --           365
         Amortization of deferred compensation from stock options                                                92            46
         Interest expense related to amortization of debt discount and debt
           issuance costs                                                                                     2,272            43
         Write-down (write-up) of related party note receivable                                                 131          (541)
         Extraordinary loss on early extinguishment of debt                                                   1,823            --
         Gains on non-recurring transactions                                                                 (1,079)           --
         Asset write-offs and other non-recurring charges                                                    10,631            --
         Other changes in operating assets and liabilities                                                   (6,860)         (466)
                                                                                                ------------------- -------------
   Net cash provided by (used in) operating activities                                                       (2,114)        9,101
                                                                                                ------------------- -------------

   Cash flows from investing activities:
        Proceeds from sale of facilities and equipment                                                       18,089            42
        Purchase of equipment and facilities held for sale                                                     (551)         (150)
        Net proceeds from sale of short-term investments                                                         --         1,191
        Investments in and loans to non-affiliated companies                                                     --        (4,201)
        Increase in other assets                                                                                (78)         (122)
                                                                                                ------------------- -------------
   Net cash provided by (used in) investing activities                                                       17,460        (3,240)
                                                                                                ------------------- -------------

   Cash flows from financing activities:
        Net proceeds from issuance of notes payable and warrants and other borrowings                         2,980         8,148
        Payments on notes payable, including redemption premiums, and other borrowings                      (14,279)      (12,184)
        Purchase of common stock for the treasury                                                                --        (2,898)
        Proceeds from exercise of options and warrants                                                          203           383
        Net proceeds from issuance of common stock and warrants                                               4,666            --
        Preferred stock dividends                                                                              (205)           --
                                                                                                ------------------- -------------
   Net cash used in financing activities                                                                     (6,635)       (6,551)
                                                                                                ------------------- -------------

   Net increase (decrease) in cash and cash equivalents                                                       8,711         (690)

   Cash and cash equivalents, beginning of period                                                               461           983
                                                                                                ------------------- -------------

   Cash and cash equivalents, end of period                                                                 $ 9,172         $ 293
                                                                                                =================== =============

   Supplemental schedule of non-cash investing and financing activities:
        Cancellation of treasury stock                                                                      $    --       $(2,753)
        Cancellation of related party notes receivable and the common stock
          collateralizing the notes                                                                           6,164            --
        Reclassification of redeemable convertible preferred stock to convertible
          preferred stock                                                                                     2,710            --
        Common stock issued on conversion of convertible preferred stock and in
          payment of dividends                                                                                1,634            --
        Common stock issued on conversion of convertible debt and related accrued interest                    1,116            --

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

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

1.       Nature of Operations and Basis of Presentation

         Headwaters Incorporated and its Subsidiaries' primary business is to commercialize its chemical technologies used to produce alternative fuel from coal derivatives and to recycle otherwise unusable materials from other industries into marketable resources. Currently, Headwaters has licensed its technology to the owners of 28 alternative fuel facilities which are operating at various levels of production in ten states. During the fiscal year ended September 30, 2000, Headwaters began evaluating and pursuing investment alternatives for the cash generated from operations. Headwaters has invested some of this available cash in high-grade government backed securities and has made several equity investments in and loans to unrelated entities. Headwaters does not currently intend to make any additional equity investments or loans, but is interested in possible strategic acquisitions of entities that would be synergistic to Headwaters' current operations.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments except the items described in Note 5 consist of normal recurring adjustments. The results of operations for the three- and six-month periods ended March 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal 2001 year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters' Annual Report on Form 10-K for the year ended September 30, 2000 and in Headwaters' Quarterly Report on Form 10-Q for the quarter ended December 31, 2000. Certain prior period amounts have been reclassified to conform with the current periods' presentation. The reclassifications had no effect on net income (loss) or total assets.

2.       Financing and Equity Transactions

         During and subsequent to the quarter ended March 31, 2001, Headwaters completed several transactions, including the following.

         Bank Line of Credit - In January 2001, the terms of Headwaters' revolving line of credit with a bank were modified. Under the revised terms, i) the line of credit expiration date was extended from January 2002 to October 2002, ii) the interest rate was reduced from prime plus 1% to prime plus .75%, iii) the maximum amount which can be borrowed, subject to the "borrowing base," as defined, was increased from $8,000,000 to $10,000,000, and iv) certain of the operating covenants and restrictions were changed. Maximum borrowings under the line of credit during the quarter ended March 31, 2001 were approximately $446,000. The borrowing base was approximately $6,100,000 at March 31, 2001 and there were no borrowings under the line at March 31, 2001.

         Short-term Borrowings with an Investment Company - Headwaters has an arrangement with an investment company under which Headwaters can borrow up to 90% of the value of the total portfolio of Headwaters' short-term investments with the investment company, which investments collateralize any outstanding borrowings. Maximum borrowings under this arrangement during the quarter ended March 31, 2001 were approximately $3,252,000 and approximately $944,000 was outstanding at March 31, 2001. The borrowings were used for short-term working capital needs, primarily for stock repurchases, rather than liquidating the securities held as collateral.

         Treasury Stock - During the quarter ended March 31, 2001, Headwaters continued acquiring shares of its common stock in connection with the stock purchase program announced in May 2000. The program authorizes Headwaters to purchase stock in the open market or through negotiated block transactions. During the quarter ended March 31, 2001, Headwaters purchased approximately 281,000 shares for approximately $1,358,000. Also during the quarter, approximately 265,000 shares of treasury stock were cancelled.

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

         Common Stock Options - During the quarter ended March 31, 2001, options for the purchase of 205,000 shares of common stock were exercised for cash proceeds of approximately $308,000. From April 1 through April 20, 2001, options for the purchase of approximately 134,000 shares of common stock were exercised for cash proceeds of approximately
         $244,000. In April 2001, options for the purchase of approximately 244,000 shares were granted to officers and employees.

         Related Party Note Receivable Collateralized by Common Stock - In January 2001, Headwaters accepted from a stockholder as full satisfaction of a collateral-based note receivable, i) the 150,000 shares of Headwaters stock and options to acquire 25,000 shares of Headwaters common stock that collateralized the note, both of which were cancelled, and ii) a new promissory note receivable in the principal amount of $1,750,000. Prior to this transaction, the original note receivable was being carried at the value of the underlying collateral. Headwaters recognized a gain in the March 31, 2001 quarter of approximately $629,000 representing the increase in value of the collateral from December 31, 2000 to the date the collateral was surrendered by the stockholder in payment of the note. The $1,750,000 note receivable bears interest at 6% and both principal and interest are due no later than December 2003. The new note receivable is collateralized by certain assets of the former stockholder; however, Headwaters has recorded an allowance against the full amount of the note due to substantial uncertainty of both the collectibility of the note and the value of the collateral.

         Convertible Preferred Stock - In April 2001, Headwaters exercised its right to require the holders of the Series A Convertible Preferred Stock to convert their preferred shares into common stock within 30 days of the date notice was provided. Such conversion will result in the issuance of 428,572 shares of common stock (representing a conversion price of $7.00 per common share) and the payment in cash of accrued but undeclared dividends of approximately $670,000.

3.       Notes Payable and Other Borrowings

         Notes payable and other borrowings consist of the following:


                                                                                                 September 30,       March 31,
  (thousands of dollars)                                                                                  2000            2001
  ---------------------------------------------------------------------------------------------- -------------- ---------------
         Short-term borrowings from an investment company, bearing interest at a floating rate (7.25% as of March 31, 2001), collateralized by investments with the investment company with a carrying value of
         approximately $5,782,000.                                                                        $ --           $ 944

         Note payable to a bank, bearing interest at prime plus 2%, repaid with proceeds from a long-term line of credit with this bank obtained in
         October 2000 (see Note 2).                                                                      3,000              --

         Note payable to a corporation bearing interest at 6%, repaid in October
         2000 with funds obtained from a long-term bank line of credit obtained
         in October 2000 (see Note 2).                                                                   1,838              --

         Other                                                                                             425             283
                                                                                                 -------------- ---------------
                                                                                                         5,263           1,227
         Less: current portion                                                                            (208)         (1,065)
                                                                                                 -------------- ---------------
         Total non-current                                                                              $5,055           $ 162
                                                                                                 ============== ===============

         The weighted-average interest rate on the above obligations was 9.7% at September 30, 2000 and 8.7% at March 31, 2001.

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------


4.       Basic and Diluted Earnings per Share

    (thousands  of dollars  and  shares,                     Three  Months Ended March 31,     Six  Months Ended March 31,
     except  per-share data)                                       2000             2001            2000            2001
    -------------------------------------------------------- ------------- ---------------- --------------- ---------------
    Numerator:
         Income before extraordinary item                         $ 2,137           $4,576           $ 211           $9,982
         Extraordinary item                                        (1,823)              --          (1,823)              --
                                                             ------------- ---------------- --------------- ---------------
         Net income (loss)                                            314            4,576          (1,612)           9,982
         Preferred stock dividends                                   (119)             (47)           (265)             (94)
         Imputed preferred stock dividends                             --               --             (58)              --
                                                             ------------- ---------------- --------------- ---------------

    Numerator for basic earnings per share -- net income
     (loss) attributable to common stockholders                       195            4,529          (1,935)           9,888

    Effect of dilutive securities - preferred stock dividends          72               47              --               94
                                                             ------------- ---------------- --------------- ---------------

    Numerator for diluted earnings per share -- net income
     (loss) attributable to common stockholders after
     assumed conversions                                            $ 267           $4,576         $(1,935)          $9,982
                                                             ============= ================ =============== ===============

    Denominator:
    Denominator for basic earnings per share -- weighted-
      average shares outstanding                                   18,025           22,458          15,818           22,719
    Effect of dilutive securities:
      Shares issuable upon exercise of options and warrants           337            1,416              --            1,057

      Shares issuable upon conversion of preferred stock            8,009              443              --              443
                                                             ------------- ---------------- --------------- ---------------
    Total dilutive potential shares                                 8,346            1,859              --            1,500
                                                             ------------- ---------------- --------------- ---------------

    Denominator for diluted earnings per share -- weighted-
      average shares outstanding after assumed
      exercises and conversions                                    26,371           24,317          15,818           24,219
                                                             ============= ================ =============== ===============

    Basic net income (loss) per share:
    Income (loss) before extraordinary item                          $.11             $.20           $(.01)            $.44
    Extraordinary item                                               (.10)              --            (.11)              --
                                                             ------------- ---------------- --------------- ---------------
    Net income (loss) per common share                               $.01             $.20           $(.12)            $.44
                                                             ============= ================ =============== ===============

    Diluted net income (loss) per share:
    Income (loss) before extraordinary item                          $.08             $.19           $(.01)            $.41
    Extraordinary item                                               (.07)              --            (.11)              --
                                                             ------------- ---------------- --------------- ---------------
    Net income (loss) per common share                               $.01             $.19           $(.12)            $.41
                                                             ============= ================ =============== ===============

         During the six months ended March 31, 2000, Headwaters' potentially dilutive securities consisted of options and warrants for the purchase of common stock, convertible debt and convertible preferred stock, all of which were anti-dilutive and were therefore omitted in the calculation of diluted earnings per share. For all other periods presented, certain potentially dilutive securities, primarily options and warrants, were anti-dilutive and were also omitted in the calculation of diluted earnings per share. The amount of anti-dilutive securities not considered in the diluted earnings per share calculation totaled approximately 7,300,000 shares and 1,400,000 shares for the three months ended March 31, 2000 and 2001, respectively, and approximately 9,700,000 shares and 2,100,000 shares for the six months ended March 31, 2000 and 2001, respectively.

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

5.       Non-recurring Items

         In December 1999, Headwaters sold one of the three remaining synthetic fuel facilities it owned at that time. Headwaters reported a gain on this transaction of approximately $5,341,000. In the March 2000 quarter, Headwaters sold another synthetic fuel facility and an option to acquire a licensee facility. Headwaters reported a combined loss on these transactions of approximately $598,000. Both facilities were subsequently relocated at which time additional payments were received and revenue recognized. Also during the quarter ended March 31, 2000, Headwaters recorded non-recurring gains of approximately $1,079,000 related to the satisfaction of a contingent contract liability and a gain recognized on a note receivable transaction.

         In the December 1999 quarter, Headwaters recorded an impairment charge of approximately $10,271,000 related to assets located at the Price, Utah site. This impairment charge consisted of an approximate $8,082,000 write-down to net realizable value of certain plant and equipment which remained on the site and became idle when the facility was sold, plus an approximate $2,189,000 write-off of an intangible asset which was no longer considered recoverable due to the relocation of a licensee facility. Headwaters recorded other asset write-offs and non-recurring charges in the quarter ended December 31, 1999 which, when added to the impairment charges, totaled approximately $11,021,000. Of this amount, approximately $10,412,000 did not involve the use of cash. In the March 2000 quarter, Headwaters recorded additional non-recurring employee severance and other settlement charges totaling approximately $841,000, of which $219,000 represented a non-cash charge.

         There were no non-recurring gains or losses recorded during the quarter or six months ended March 31, 2001.

6.       Income Taxes

         In the quarter ended March 31, 2001, Headwaters incurred $22,000 of state income tax expense. In addition, in the quarter ended December 31, 2000, Headwaters reported $100,000 of alternative minimum tax expense. There was no income tax expense recognized in the quarter ended March 31, 2000, however Headwaters reported an income tax benefit of $3,000,000, consisting of the recognition of a portion of its deferred tax asset, in the quarter ended December 31, 1999. Headwaters believes it is more likely than not that this portion of the total deferred tax asset will be realized as a result of income to be recognized from the amortization in subsequent periods of deferred revenue currently recorded in the consolidated balance sheet.

         As of March 31, 2001, Headwaters has net operating loss carryforwards of approximately $29,000,000 which can be used to offset future taxable income. Headwaters has not recognized any portion of the deferred tax asset related to these net operating loss carryforwards due to various factors, including its short history of profitability, the significant variability of licensee production levels, the significant amount of existing debt and equity investments in high-risk investee companies, and the current political uncertainty that exists with regard to
         Section 29 income tax credits and the potential impact on Headwaters' future operations and revenues.

7.       Commitments and Contingencies

         Commitments and contingencies, consisting of legal and contractual matters, as of March 31, 2001 not disclosed elsewhere, are as follows:

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

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

         and other relief. Headwaters denies these allegations and is asking the court to dismiss the action. Because the litigation is at an early stage and resolution is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

         Levy and Klein. In March 1999, Headwaters sold convertible preferred stock, warrants, and a convertible promissory note to OZ Master Fund, Ltd. In September 2000, Headwaters received a summons and complaint from the United States District Court for the Southern District of New York filed by Mark Levy against OZ Master Fund and related entities ("OZ") and Headwaters. In January 2001, Headwaters received a summons and complaint from the same court filed by Terry Klein against OZ and Headwaters making the same claims. The parties in the two cases have agreed to consolidate. In the actions, purported shareholders of Headwaters allege that OZ violated section 16(b) of the Securities Exchange Act of 1934 by converting preferred stock into Headwaters common stock and then selling the same within a six month period, and further, that Headwaters' redemption of the preferred stock and the note constituted a sale of common stock for which OZ is liable under section 16(b). The complaints seek on behalf of Headwaters from OZ unspecified money damages to be proven at trial, attorney fees, and other relief. OZ has moved for an order of dismissal which the court has not yet ruled upon. Because the litigation is at an early stage and resolution is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, that might be recovered.

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

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

The information set forth below compares Headwaters' operating results for the three months ended March 31, 2001 ("2001") with operating results for the three months ended March 31, 2000 ("2000").

Revenue. Total revenue for 2001 increased by $1,855,000 to $9,754,000 as compared to $7,899,000 for 2000. The major components of this revenue are discussed in the sections below.

License Fees. During 2001, Headwaters recognized license fees totaling $5,168,000 while $4,798,000 of license fees were recognized during 2000. The license fees in 2001 consisted of the amortization of one-time non-refundable initial and prepaid license fees of $1,188,000 and recurring earned license fees or royalty payments of $3,980,000. License fees in 2000 consisted of the amortization of one-time non-refundable initial license fees of $231,000 and recurring license fees or royalty payments of $4,567,000. Initial license fees were normally received when construction of the related alternative fuel facility began, when construction was completed, or when certain construction milestones or other conditions were met. These license fees are generally recognized on a straight-line basis over the period covered by Headwaters' license agreements with licensees.

Recurring earned license fees or royalty payments are due quarterly based upon alternative fuel sold as reported to Headwaters by its licensees. The 2000 earned license fees included significant amounts related to a single licensee that owns four facilities. This licensee did not report and pay certain prior period royalty obligations to Headwaters timely, resulting in some "catch-up" revenue recognition in 2000 for royalties relating to periods other than only the quarter ended March 31, 2000. This same licensee significantly reduced its production and sale of alternative fuel in 2001 resulting in a decline in earned license fees from the licensee of approximately $3,237,000 in 2001 as compared to 2000. There was an increase of approximately $2,650,000 in earned license fees from all other licensees in 2001 over 2000. This was due to increased alternative fuel sales by those licensees. Headwaters expects fluctuations in future periods in individual licensee alternative fuel sales with corresponding fluctuations in Headwaters' license fees due to feedstock availability and other licensee operational issues, marketing issues, the ability of licensees to utilize the income tax credits earned from the sale of alternative fuel and other factors, many of which are beyond the direct control of Headwaters. Headwaters also expects fluctuations in aggregate license fee revenue. However, at the current time, Headwaters expects its license fee revenue in the fiscal year ending September 30, 2001 from all licensees to be higher than total license fees reported for the fiscal year ended September 30, 2000.

Chemical Sales. Headwaters provides chemical reagent to its licensees either at a fixed price or at Headwaters' cost plus a contracted markup. Headwaters purchases the chemical materials under a long-term contract with a large chemical company. Chemical sales during 2001 were $4,134,000 with a corresponding direct cost of $2,652,000. Chemical sales during 2000 were $1,883,000 with a corresponding direct cost of $1,367,000. The increase in chemical sales in 2001 over 2000 was due to increased alternative fuel production by Headwaters' licensees. Currently, Headwaters expects its chemical sales revenue from all licensees in the fiscal year ending September 30, 2001 to be significantly higher than the amounts reported for the fiscal year ended September 30, 2000. Headwaters expects the gross profit margin for the fiscal 2001 year to be comparable to the profit margin reported in the March 2001 quarter.

Gains on Non-recurring Transactions. In 2000, Headwaters recorded non-recurring gains of approximately $1,079,000 related to the satisfaction of a contingent contract liability and a gain recognized on a note receivable transaction. There were no non-recurring gains recorded in 2001.

Cost of Operations increased by $59,000 to $857,000 in 2001 from $798,000 in 2000, primarily as a result of increased personnel costs.

Selling, General and Administrative Expenses increased $595,000 to $1,628,000 during 2001 from $1,033,000 for 2000. The increase in expenses in 2001 is due to an increase in payroll and other compensation-related costs of approximately $294,000 and an increase in professional services expenses of approximately $340,000, with a net decrease in all other cost categories of approximately $39,000. The increase in professional services expenses is due primarily to legal costs associated with the current legal actions that Headwaters is involved in.

Asset Write-offs and Other Non-recurring Charges. In 2000, Headwaters sold a synthetic fuel facility and an option to acquire a licensee facility. Headwaters reported a combined loss on these transactions of approximately $598,000. In 2000, Headwaters also recorded non-recurring employee severance and other settlement charges totaling approximately $841,000. There were no such non-recurring charges recorded in 2001.

Other Income and Expense. During 2001, Headwaters reported net other expenses of $19,000 compared to net expenses of $1,125,000 for 2000. This decrease of $1,106,000 relates primarily to a decrease of $1,650,000 in interest expense and an increase of $468,000 in the mark-to-market adjustment of the carrying value of a related party note receivable, offset by an increase of $721,000 in equity and debt investment-related losses and a decrease of $191,000 in interest income.

Interest expense decreased in 2001 primarily due to the substantially lower average levels of outstanding borrowings which existed in 2001 as compared to 2000. There has also been a substantial reduction in the weighted average effective interest rate on outstanding borrowings between 2000 and 2001.

During 1996, Headwaters sold certain construction companies and received as consideration a $5,000,000 note receivable. The note was "marked to market" each quarter based upon the market value of Headwaters' common stock held as collateral and was reflected in the consolidated balance sheet at the underlying value of this collateral, $378,000 at December 31, 2000. In January 2001, Headwaters accepted as full satisfaction of the note receivable the shares of Headwaters' stock collateralizing the note and a new note receivable which has been fully reserved. This resulted in recognition of a gain in 2001 of approximately $629,000 representing the increase in value of the collateral from December 31, 2000 to the date the collateral was surrendered in payment of the note. The corresponding adjustment in 2000 resulted in a write-up of $161,000 for a net change in the adjustment of $468,000 in 2001 compared to 2000.

Beginning in June 2000, Headwaters made debt and equity investments in several less than 50%-owned affiliates. Allowances are provided on a case-by-case basis when management first determines that the investment is not realizable. Gains on these same investments cannot be recognized until realized, which normally occurs at a much later date. During 2001, the provision for allowances and related write-offs totaled approximately $646,000. In addition, Headwaters recognized approximately $75,000 related to its equity in losses of investees accounted for using the equity method.

The decrease in interest income from 2000 to 2001 primarily related to a decrease in the interest rate, effective in May 2000, on a $6,500,000 note receivable from a licensee.

Income Taxes. In 2001, Headwaters incurred $22,000 of state income tax expense. There was no income tax expense recognized in 2000. As of March 31, 2001, Headwaters has net operating loss carryforwards of approximately $29,000,000 which can be used to offset future taxable income. Headwaters has not recognized any portion of the deferred tax asset related to these net operating loss carryforwards due to various factors, including its short history of profitability, the significant variability of licensee production levels, the significant amount of existing debt and equity investments in high-risk investee companies, and the current political uncertainty that exists with regard to
Section 29 income tax credits and the potential impact on Headwaters' future operations and revenues.

Extraordinary Item. In January 2000, Headwaters redeemed convertible debt which had been issued beginning in September 1999 through December 1999. The redemption consideration given included approximately $1,000,000 in redemption premiums plus 214,000 shares of common stock. The loss recognized as a result of the redemption consideration paid plus the acceleration of amortization of the unamortized debt discount and debt issuance costs totaled approximately
$1,823,000. This loss is reflected as an extraordinary item in the 2000 consolidated statement of operations.

Net Income. For 2001, net income of $4,576,000 represents an improvement of $4,262,000 from net income of $314,000 in 2000. This is primarily due to increased revenue, decreased expenses, a decrease in interest expense and the extraordinary item recognized in 2000.

Six Months Ended March 31, 2001 Compared to Six Months Ended March 31, 2000

The information set forth below compares Headwaters' operating results for the six months ended March 31, 2001 ("2001") with operating results for the six months ended March 31, 2000 ("2000").

Revenue. Total revenue for 2001 increased by $3,121,000 to $22,069,000 as compared to $18,948,000 for 2000. The major components of this revenue are discussed in the sections below.

License Fees. During 2001, Headwaters recognized license fees totaling $11,434,000 while $8,833,000 of license fees were recognized during 2000. The license fees in 2001 consisted of the amortization of one-time non-refundable initial and prepaid license fees of $1,463,000 and recurring earned license fees or royalty payments of $9,971,000. License fees in 2000 consisted of the amortization of one-time non-refundable initial license fees of $461,000 and recurring license fees or royalty payments of $8,372,000.

The 2000 earned license fees included significant amounts related to a single licensee that owns four facilities. This licensee did not report and pay certain prior period royalty obligations to Headwaters timely, resulting in some "catch-up" revenue recognition in 2000 for royalties relating to periods other than the six-month period ended March 31, 2000. This same licensee significantly reduced its production and sale of alternative fuel in 2001 resulting in a decline in earned license fees from the licensee of approximately $3,262,000 in 2001 as compared to 2000. There was an increase of approximately $4,861,000 in earned license fees from all other licensees in 2001 over 2000. This was due to increased alternative fuel sales by those licensees.

Chemical Sales. Chemical sales during 2001 were $9,656,000 with a corresponding direct cost of $6,278,000. Chemical sales during 2000 were $3,236,000 with a corresponding direct cost of $2,228,000. The increase in chemical sales in 2001 over 2000 was due to increased alternative fuel production by Headwaters' licensees.

Gain on Sale of Facility. In December 1999, Headwaters sold one of the three remaining synthetic fuel facilities it owned at that time. Headwaters reported a gain on this transaction of approximately $5,341,000. There were no such gains in 2001.

Gains on Non-recurring Transactions. In 2000, Headwaters recorded non-recurring gains of approximately $1,079,000 related to the satisfaction of a contingent contract liability and a gain recognized on a note receivable transaction. There were no non-recurring gains recorded in 2001.

Cost of Operations decreased by $524,000 to $1,958,000 in 2001 from $2,482,000 in 2000. During 2001, Headwaters incurred lower operating expenses in connection with the continued refinement and implementation of the alternative fuel process associated with licensee-owned facilities. Also, in 2001 there were no operating costs associated with the three facilities owned by Headwaters which were sold in December 1999 through April 2000. In 2000, cost of operations included labor and operating expenses at the owned alternative fuel facilities and the wash plant located in Utah. There were no such costs in 2001.

Selling, General and Administrative Expenses increased $1,202,000 to $3,097,000 during 2001 from $1,895,000 for 2000. The increase in expenses in 2001 is due to an increase in payroll and other compensation-related costs of approximately $570,000 and an increase in professional services expenses of approximately $722,000, with a net decrease in all other cost categories of approximately $90,000. The increase in professional services expenses is due primarily to legal costs associated with the current legal actions that Headwaters is involved in.

Asset Write-offs and Other Non-recurring Charges. In 2000, Headwaters sold a synthetic fuel facility and an option to acquire a licensee facility. Headwaters reported a combined loss on these transactions of approximately $598,000. In 2000, Headwaters recorded an impairment charge of approximately $10,271,000 related to assets located at the Price, Utah site. This impairment charge consisted of an approximate $8,082,000 write-down to net realizable value of certain plant and equipment which remained on the site and became idle when the facility was sold, plus an approximate $2,189,000 write-off of an intangible asset which was no longer considered recoverable due to the relocation of a licensee facility. Headwaters recorded other asset write-offs and non-recurring charges including employee severance and other settlement charges which, when added to the impairment charges, totaled approximately $11,862,000. There were no such non-recurring charges recorded in 2001.

Other Income and Expense. During 2001, Headwaters reported net other expenses of $632,000 compared to net expenses of $2,672,000 for 2000. This decrease of $2,040,000 relates primarily to a decrease of $3,620,000 in interest expense and an increase of $673,000 in the mark-to-market adjustment of the carrying value of a related party note receivable, offset by an increase of $1,413,000 in equity and debt investment-related losses and a decrease of $769,000 in interest income.

Interest expense decreased in 2001 primarily due to the substantially lower average levels of outstanding borrowings which existed in 2001 as compared to 2000. There has also been a substantial reduction in the weighted average effective interest rate on outstanding borrowings between 2000 and 2001.

In January 2001, Headwaters accepted as full satisfaction of the related party note receivable the shares of Headwaters' stock collateralizing the note and a new note receivable which has been fully reserved. This resulted in recognition of a gain in 2001 of approximately $541,000 representing the increase in value of the collateral from September 30, 2000 to the date the collateral was surrendered in payment of the note. The corresponding adjustment in 2000 resulted in a write-down of $131,000 for a change in the adjustment of $672,000 in 2001 compared to 2000.

During 2001, the provision for allowances and related write-offs of debt and equity investments totaled approximately $1,238,000. In addition, Headwaters recognized approximately $175,000 related to its equity in losses of investees accounted for using the equity method.

The decrease in interest income from 2000 to 2001 primarily related to a decrease in interest from the related party note receivable discussed above from $515,000 in 2000 to $0 in 2001 and a decrease in the interest rate, effective in May 2000, on a $6,500,000 note receivable from a licensee.

Income Taxes. In 2001, Headwaters incurred $22,000 of state income tax expense and $100,000 of alternative minimum tax expense. In 2000, Headwaters reported an income tax benefit of $3,000,000, consisting of the recognition of a portion of its deferred tax asset. Headwaters believes it is more likely than not that this portion of the total deferred tax asset will be realized as a result of income to be recognized from the amortization in subsequent periods of deferred revenue currently recorded in the consolidated balance sheet.

Extraordinary Item. In January 2000, Headwaters redeemed convertible debt which had been issued beginning in September 1999 through December 1999. The redemption consideration given included approximately $1,000,000 in redemption premiums plus 214,000 shares of common stock. The loss recognized as a result of the redemption consideration paid plus the acceleration of amortization of the unamortized debt discount and debt issuance costs totaled approximately
$1,823,000. This loss is reflected as an extraordinary item in the 2000 consolidated statement of operations.

Net Income. For 2001, net income of $9,982,000 represents an improvement of $11,594,000 from a net loss of $1,612,000 in 2000. This is primarily due to increased revenue, decreased expenses, a decrease in interest expense and the extraordinary item recognized in 2000, offset in part by the recognition of $3,000,000 of income tax benefit in 2000.

Liquidity and Capital Resources

Liquidity. Net cash provided by operating activities during 2001 was $9,101,000 compared to $2,114,000 of cash used during 2000. Most of this change in cash flow from operating activities is attributable to the 2001 net income of $9,982,000 as compared to the 2000 net loss of $1,612,000. During 2001, investing activities consisted primarily of investments in and loans to non-affiliated companies of approximately $4,201,000 and net proceeds of approximately $1,191,000 from the sale of short-term investments. During 2001, financing activities consisted primarily of proceeds from borrowings of approximately $8,148,000, repayments of borrowings of approximately $12,184,000 and the purchase of treasury stock, net of transfers to Headwaters' Employee Stock Purchase Plan for approximately $2,898,000.

Capital Resources. In 2001, Headwaters' primary investing activity consisted of investments in and loans to non-affiliated companies. As of March 31, 2001, Headwaters owns from 1% to 33% of the voting securities of four non-public high-risk investee companies. The carrying value of current investments ranges from $130,000 to $1,933,000 each. Headwaters has no future commitments and does not currently expect to make any significant additional investments in these entities. As of March 31, 2001, Headwaters also had notes receivable with a total net carrying value of approximately $3,836,000, representing loans to eight private, emerging growth companies. These loans generally bridge the period between seed funding and the close of first and second rounds of equity financing. Seven of these notes receivable range from $200,000 to $350,000 each and have original terms of three to four months, although many of these loans have been extended for successive three- to four-month periods. Headwaters also has one additional long-term loan for $2,000,000 to a longer-established private company. Headwaters does not currently intend to make any additional equity investments or loans, but could incur losses if the investments are not recoverable or the loans are not repaid. Headwaters has no current plans to construct additional synthetic fuel facilities or to incur significant costs to acquire property, plant and equipment, but is interested in possible strategic acquisitions of entities that would be synergistic to Headwaters' current operations. Any future acquisitions could be funded using Headwaters stock, cash or a combination of stock and cash.

As described in Note 2 to the consolidated financial statements, Headwaters continued acquiring shares of its common stock during 2001, in connection with the stock purchase program announced in May 2000. The program authorizes Headwaters to purchase stock in the open market or through negotiated block transactions. Purchases under the plan are at the discretion of

Headwaters' management. During 2001, Headwaters purchased approximately 895,000 shares for approximately $2,967,000. Headwaters continually evaluates financial alternatives to the stock repurchase program but currently expects the program to selectively continue through fiscal 2001 subject to market conditions and available cash.

Headwaters' working capital decreased from approximately $11,225,000 at September 30, 2000 to approximately $6,967,000 as of March 31, 2001. The primary reasons for this change were the use of cash for the repayment of approximately $4,980,000 of long-term debt, for investments in and loans to non-affiliated companies and for purchases of treasury stock. Cash from operations funded a majority of these cash requirements. Headwaters also expects its operations to produce positive cash flows in future periods. In addition to cash provided by operating activities, Headwaters has an arrangement with an investment company under which Headwaters can borrow up to 90% of the value of the total portfolio of Headwaters' short-term investments with that investment company, which investments collateralize any outstanding borrowings. Under this arrangement, maximum borrowings during 2001 were approximately $3,252,000 of which approximately $944,000 was outstanding as of March 31, 2001.

Headwaters also has borrowing capability under a revolving line of credit with a bank which expires in October 2002. Borrowings under the line of credit bear interest at prime plus .75% (8.75% at March 31, 2001) and are limited to the lesser of $10,000,000 or the "borrowing base," as defined. Maximum borrowings under the line of credit during 2001 were approximately $4,896,000. The borrowing base was approximately $6,100,000 at March 31, 2001 and there were no borrowings under the line at March 31, 2001. Headwaters believes it will have sufficient cash reserves to meet its obligations during fiscal 2001, and also believes it has the ability to raise additional debt and equity capital from other sources if necessary.

Income Taxes. As of March 31, 2001, Headwaters has net operating loss carryforwards of approximately $29,000,000 which can be used to offset future taxable income. Headwaters has not recognized any portion of the deferred tax asset related to these net operating loss carryforwards due to various factors, including its short history of profitability, the significant variability of licensee production levels, the significant amount of existing debt and equity investments in high-risk investee companies, and the current political uncertainty that exists with regard to Section 29 income tax credits and the potential impact on Headwaters' future operations and revenues. During the remainder of fiscal 2001 and in fiscal 2002, Headwaters expects to pay some level of alternative minimum taxes and a minimal amount of state income taxes in certain states where net operating loss carryforwards aren't available. However, because of existing net operating loss carryforwards for federal purposes and in most states where Headwaters does business, Headwaters does not currently expect to pay significant amounts of regular income taxes during fiscal 2001 or fiscal 2002.

Forward Looking Statements

Statements in this Management's Discussion and Analysis regarding Headwaters' expectations as to the operation of facilities utilizing Headwaters' technologies, the marketing of products, the receipt of licensing fees, royalties, and product sales revenues, the development, commercialization and financing of non-alternative fuel technologies and other strategic business opportunities and acquisitions and other information about Headwaters that is not purely historical by nature, including those statements regarding Headwaters' future business plans, the operation of facilities, the availability of feedstocks, the marketability of the alternative fuel and the financial viability of the facilities, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Headwaters believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting the alternative fuel industry or the economy generally, factors which could cause actual results to differ from expectations stated in these forward looking statements include, among others, the following:

(1)      The commercial success of Headwaters' technologies.
(2) Operating issues for licensed facilities including feedstock availability, moisture content, Btu content, correct application of chemical reagent, achieving significant chemical change, operability of equipment, production capacity, product durability, resistance to water absorption and overall costs of operations.
(3) Marketing issues relating to market acceptance of products manufactured using Headwaters' technologies, including control of moisture content, hardness, any special handling requirements and other characteristics of the alternative fuel product which affect its marketability and its sales price.
(4) Securing of suitable facility sites, including permits and raw materials, for relocation and operation of facilities and product sales.
(5) The market acceptance of products manufactured with Headwaters' technologies in the face of competition from traditional products.

(6) Dependence on licensees to successfully implement Headwaters' chemical technologies and making license and other payments to Headwaters.
(7) Maintenance of placed-in-service requirements under Section 29 of the tax code by alternative fuel manufacturing facilities.
(8) Changes in governmental regulations or failure to comply with existing regulations that may result in operational shutdowns of licensee facilities.
(9) The continued availability of tax credits to licensees under the tax code and each licensee's ability to use tax credits.
(10) The commercial feasibility of Headwaters' alternative fuel technologies upon the expiration of tax credits.
(11) Ability to meet financial commitments under existing contractual arrangements.
(12) Ability to meet non-financial commitments under existing contractual arrangements.
(13) Ability to commercialize the non-alternative fuel chemical technologies which have only been tested in the laboratory and not in full-scale operations.
(14) Ability to commercialize the technology of others and to implement non-technology based business plans which are at an early stage of investigation and investment and which will require significant time, management, and capital investment.
(15) Success in the face of competition by others producing alternative fuel and other products.
(16)     Sufficiency of intellectual property protections.
(17)     Satisfactory resolution of disputes in litigation.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See "ITEM 3: LEGAL PROCEEDINGS" in Headwaters' Annual Report on Form 10-K for the year ended September 30, 2000 for descriptions of current legal proceedings. With respect to all of those matters except NEICO/Earthco and Levy, there have been no material changes since that report was filed. NEICO, Earthco and Headwaters have settled their disputes and on November 30, 2000 the District Court entered an order of dismissal with prejudice as to all parties. With respect to Levy, an additional claimant has been added to the case, as described in Note 7 to the consolidated financial statements.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Other than the issuance of 5,485 shares of restricted common stock issued upon exercise of options, there have been no securities issued by Headwaters within the past fiscal quarter without registration under the Securities Act of 1933, as amended. Headwaters has five effective registration statements filed on Form S-3 and three effective registration statements filed on Form S-8. One or more of these registration statements have registered all of the other securities issued during the quarter, which consisted solely of the issuance of common stock upon exercise of options, as described in Note 2 to the consolidated financial statements.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of stockholders of Headwaters was held on March 23, 2001 for the following purposes:

1. To elect two Class I directors of Headwaters to serve until the 2004 annual meeting of stockholders; and
2. To ratify the selection by the board of directors of Arthur Andersen LLP as independent auditors of Headwaters for the fiscal year ending September 30, 2001.

A total of 18,052,453 shares were voted on both proposals. The results of voting on these matters were as follows:

1. To elect Mr. James A. Herickhoff as a Class I director: for - 17,644,553; withheld authority - 407,900.
         To elect Mr. John P. Hill, Jr. as a Class I director: for - 15,871,371; withheld authority - 2,181,082.
2. To ratify the selection of Arthur Andersen LLP as auditors for fiscal 2001: for - 18,002,285; against - 30,030; abstain - 20,138.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are included herein:

         10.13.3  Note Restructure Agreement dated January 26, 2001 among Gerald
                  M. Larson, Larson Holdings, Inc. and Headwaters

         10.13.4 Promissory Note dated January 26, 2001 between Gerald M. Larson as borrower and Headwaters as lender

         10.13.5 Pledge and Security Agreement dated January 26, 2001 between Larson Holdings, Inc. as pledgor and Headwaters as secured party

         10.13.6 Pledge and Security Agreement dated January 26, 2001 between Gerald M. Larson as pledgor and Headwaters as secured party

         10.71.2 First Amendment to Loan Agreement dated February 1, 2001 between Headwaters and Zions First National Bank

         10.71.3 Promissory Note dated February 1, 2001 between Headwaters as borrower and Zions First National Bank as lender

         (b) There were no reports filed on Form 8-K during the quarter ended March 31, 2001.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HEADWATERS INCORPORATED

Date:  April 26, 2001                       By: /s/ Kirk A. Benson
                                                --------------------
                                                Kirk A. Benson, Chief
                                                Executive Officer
                                                and Principal Executive
                                                Officer

Date:  April 26, 2001                       By: /s/ Steven G. Stewart
                                                ---------------------
                                                Steven G. Stewart, Chief
                                                Financial Officer
                                                and Principal Financial
                                                Officer