Form 10-Q
period 2001-06-30
HEADWATERS INC
filed 2001-08-03
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-27808


                             HEADWATERS INCORPORATED
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                        87-0547337
  -------------------------------                       --------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)

        11778 South Election Road, Suite 210
                   Draper, Utah                                   84020
      -----------------------------------------                 ---------
      (Address of principal executive offices)                  (Zip Code)

                                 (801) 984-9400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the Registrant's common stock as of July 31, 2001 was 23,475,902.

                             HEADWATERS INCORPORATED

                                TABLE OF CONTENTS

                                                                        Page No.
PART I - FINANCIAL INFORMATION

     ITEM 1.      FINANCIAL STATEMENTS (Unaudited):

                  Condensed Consolidated Balance Sheets - As of
                     September 30, 2000 and June 30, 2001..................  3

                  Condensed Consolidated Statements of Income -
                     For the three and nine months ended June 30,
                     2000 and 2001.........................................  5

                  Condensed Consolidated Statement of Changes in
                     Stockholders' Equity - For the nine months
                     ended June 30, 2001...................................  6

                  Condensed Consolidated Statements of Cash Flows
                     - For the nine months ended June 30, 2000
                     and 2001..............................................  7

                  Notes to Condensed Consolidated Financial
                     Statements............................................  8

     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS...................... 13


PART II - OTHER INFORMATION

     ITEM 1.      LEGAL PROCEEDINGS........................................ 18

     ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS................ 18

     ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.......................... 18

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...... 18

     ITEM 5.      OTHER INFORMATION........................................ 18

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K......................... 19


SIGNATURES................................................................. 19


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

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

                                          HEADWATERS INCORPORATED AND SUBSIDIARIES

                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                         (Unaudited)

                                                                                              September 30,          June 30,
(thousands of dollars)                                                                                 2000              2001
------------------------------------------------------------------------------------------- ---------------- -----------------

ASSETS
Current assets:
     Cash and cash equivalents                                                              $           983             $ 218
     Short-term investments                                                                           6,973             5,207
     Trade receivables, net                                                                           7,298             6,542
     Short-term notes and accrued interest receivable                                                 2,530             1,180
     Other current assets                                                                               387               401
                                                                                            ---------------- -----------------
            Total current assets                                                                     18,171            13,548
                                                                                            ---------------- -----------------

Property, plant and equipment, net of accumulated depreciation                                          552               631
                                                                                            ---------------- -----------------

Other assets:
     Notes and accrued interest receivable                                                            6,598             8,716
     Equity investments, net                                                                          3,259             4,210
     Deferred income taxes                                                                            3,000             3,000
     Intangible assets, net of accumulated amortization                                               1,221             1,094
     Other assets                                                                                       640             1,175
                                                                                            ---------------- -----------------
            Total other assets                                                                       14,718            18,195
                                                                                            ---------------- -----------------

            Total assets                                                                            $33,441           $32,374
                                                                                            ================ =================
                                   (continued)


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                          HEADWATERS INCORPORATED AND SUBSIDIARIES

                                      CONDENSED CONSOLIDATED BALANCE SHEETS, continued
                                                        (Unaudited)

                                                                                              September 30,         June 30,
(thousands of dollars and shares)                                                                      2000             2001
-------------------------------------------------------------------------------------------- --------------- ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                                 $ 698          $ 1,025
     Accrued personnel costs                                                                          2,254            1,681
     Other accrued liabilities                                                                        3,786            3,140
     Short-term borrowings                                                                              208              612
                                                                                             --------------- ----------------
            Total current liabilities                                                                 6,946            6,458
                                                                                             --------------- ----------------

Long-term liabilities:
     Notes payable, non-current                                                                       5,055              149
     Other long-term liabilities                                                                        180              149
     Deferred revenue                                                                                10,513            7,187
                                                                                             --------------- ----------------
            Total long-term liabilities                                                              15,748            7,485
                                                                                             --------------- ----------------
            Total liabilities                                                                        22,694           13,943
                                                                                             --------------- ----------------

Commitments and contingencies

Stockholders' equity:
     Convertible preferred stock, $0.001 par value; authorized 10,000 shares, issued
       and outstanding 17 shares at September 30, 2000 and 0 shares at June 30, 2001                      1               --
     Common stock,  $0.001  par  value;  authorized  50,000  shares,  issued and outstanding  23,341 shares at September 30, 2000  (including 214 shares held in treasury) and 23,472 shares at June 30, 2001 (including 568 shares
       held in treasury)                                                                                 23               23
     Capital in excess of par value                                                                  82,659           78,521
     Accumulated deficit                                                                            (70,221)         (55,978)
     Other, primarily treasury stock                                                                 (1,715)          (4,135)
                                                                                             --------------- ----------------
            Total stockholders' equity                                                               10,747           18,431
                                                                                             --------------- ----------------

            Total liabilities and stockholders' equity                                              $33,441          $32,374
                                                                                             =============== ================

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                            HEADWATERS INCORPORATED AND SUBSIDIARIES

                                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                           (Unaudited)



                                                                    Three Months Ended June 30,        Nine months Ended June 30,
(thousands of dollars, except per-share data)                             2000             2001           2000               2001
-------------------------------------------------------------- ---------------- ---------------- -------------- ------------------
Revenue:
     License fees                                                      $ 3,591          $ 4,336        $12,424            $15,770
     Chemical sales                                                      2,709            5,777          5,945             15,432
     Gains on sale of facilities                                         8,527               --         13,868                 --
     Gains on non-recurring transactions                                    --               --          1,079                 --
     Other                                                                 173              586            633              1,566
                                                               ---------------- ---------------- -------------- ------------------
          Total revenue                                                 15,000           10,699         33,949             32,768
                                                               ---------------- ---------------- -------------- ------------------

Operating costs and expenses:
     Cost of chemical                                                    1,860            3,610          4,088              9,889
     Cost of operations                                                  1,006              489          3,488              2,446
     Selling, general and administrative                                 1,215              730          3,112              3,828
     Asset write-offs and other non-recurring charges                    2,111               --         13,973                 --
     Loss on sale of facilities, net                                        --               --            598                 --
                                                               ---------------- ---------------- -------------- ------------------
        Total operating costs and expenses                               6,192            4,829         25,259             16,163
                                                               ---------------- ---------------- -------------- ------------------

Operating income                                                         8,808            5,870          8,690             16,605
                                                               ---------------- ---------------- -------------- ------------------

Other income (expense):
     Interest and investment income                                        324              170          1,434                511
     Interest expense                                                     (951)             (33)        (4,716)              (179)
     Other, net                                                             78           (1,033)            62             (1,859)
                                                               ---------------- ---------------- -------------- ------------------
          Total other income (expense), net                               (549)            (896)        (3,220)            (1,527)
                                                               ---------------- ---------------- -------------- ------------------

Income before income taxes and extraordinary item                        8,259            4,974          5,470             15,078

Income tax benefit (expense)                                                --             (18)          3,000               (140)
                                                               ---------------- ---------------- -------------- ------------------

Income before extraordinary item                                         8,259            4,956          8,470             14,938

Extraordinary loss on early extinguishment of debt                      (6,037)              --         (7,860)                --
                                                               ---------------- ---------------- -------------- ------------------

Net income                                                             $ 2,222          $ 4,956          $ 610            $14,938
                                                               ================ ================ ============== ==================

Basic net income per common share                                         $.09             $.22           $.01               $.65
                                                               ================ ================ ============== ==================

Diluted net income per common share                                       $.09             $.20           $.01               $.61
                                                               ================ ================ ============== ==================

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                       HEADWATERS INCORPORATED AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                          For the Nine Months Ended June 30, 2001
                                                        (Unaudited)




                                                                                                               Other
                                                                                             --------------------------------------
                                                                                             Related party
                                                                                                  note
                                   Convertible                                                 receivable     Deferred
                                 Preferred Stock   Common Stock    Capital in               collateralized compensation Common stock
(thousands of dollars            ---------------- ----------------    excess    Accumulated        by        from stock    held in
and shares)                      Shares    Amount Shares    Amount of par value   deficit     common stock    options     treasury
-------------------------------- ------    ------ ------    ------ ------------ ------------ -------------- ----------- -----------
Balances at September 30, 2000      17        $1  23,341      $23     $82,659     $(70,221)       $(466)       $(515)      $(734)

Exercise of stock options                            255       --         383

Write-up of related party note
 receivable to collateral value                                                                    (541)

Cancellation of related party
 note receivable and
 transfer of collateral shares
 to treasury stock                                                                                1,007                   (1,007)

Amortization of deferred
 compensation from stock options                                                                                   46

Purchase of treasury stock,
 at cost                                                                                                                  (2,968)

Treasury stock transferred to
 employee stock purchase plan                                                                                                 70

Cancellation of treasury stock                      (762)      --      (2,753)                                             2,753

Net income                                                                           9,982
                               ------- --------- ------- -------- ----------- ------------ ------------ ------------ -----------
Balances at March 31, 2001          17         1  22,834       23      80,289      (60,239)          --         (469)     (1,886)

Common stock issued on
 conversion of convertible
 preferred stock                   (17)       (1)    443       --          --

Preferred stock dividends
 redeemed for cash                                                                    (695)

Exercise of stock options
 and warrants                                        553       --       1,325

Amortization of deferred
 compensation from stock
 options                                                                                                          24

Purchase of treasury stock,
 at cost                                                                                                                  (4,915)

Treasury stock transferred to
 employee stock purchase
 plan                                                                                                                         18

Cancellation of treasury stock                      (357)      --      (3,093)                                             3,093

Net income                                                                           4,956
                               ------- --------- ------- -------- ----------- ------------ ------------ ------------ -----------
Balances at June 30, 2001           --      $ --  23,473      $23     $78,521     $(55,978)        $ --        $(445)    $(3,690)
                               ======= ========= ======= ======== =========== ============ ============ ============ ===========

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                      Nine months Ended June 30,
     (thousands of dollars)                                                                                   2000          2001
----------------------------------------------------------------------------------------------- ------------------- -------------
     Cash flows from operating activities:
     Net income                                                                                              $ 610       $14,938
     Adjustments to reconcile net income to net cash provided by operating activities:
        Recognition of deferred revenue                                                                       (490)       (1,739)
        Depreciation and amortization                                                                          912           196
        Deferred income tax benefit                                                                         (3,000)           --
        Losses in equity investments, write-offs and provisions for unrealizable investments                    --         1,428
        Write-down of notes receivable and related accrued interest                                             --         1,025
        Net gains on sale of facilities and disposition of equipment                                       (13,355)          (42)
        Amortization of deferred compensation from stock options                                               683            70
        Interest expense related to amortization of debt discount and debt issuance costs                    2,990            57
        Write-down (write-up) of related party note receivable                                                  82          (541)
        Gains on non-recurring transactions                                                                 (1,079)           --
        Asset write-offs and other non-recurring charges                                                    11,680            --
        Extraordinary loss on early extinguishment of debt                                                   7,860            --
        Other changes in operating assets and liabilities                                                    3,762        (1,444)
                                                                                                ------------------- -------------
   Net cash provided by operating activities                                                                10,655        13,948
                                                                                                ------------------- -------------

   Cash flows from investing activities:
        Net proceeds from sale of short-term investments                                                        --         1,766
        Investments in and loans to non-affiliated companies                                                  (450)       (4,562)
        Proceeds from sale of facilities and equipment                                                      34,579            42
        Purchase of facilities held for sale and equipment                                                    (551)         (148)
        Net increase in other assets                                                                           (75)         (527)
        Decrease in restricted assets                                                                          589            --
                                                                                                ------------------- -------------
   Net cash provided by (used in) investing activities                                                      34,092        (3,429)
                                                                                                ------------------- -------------

   Cash flows from financing activities:
        Net proceeds from issuance of notes payable and warrants and other borrowings                        6,980         8,148
        Payments on notes payable, including redemption premiums, and other borrowings                     (41,754)      (12,650)
        Purchase of common stock for the treasury, net of employee stock purchases                             (32)       (7,795)
        Proceeds from exercise of options and warrants                                                         421         1,708
        Preferred stock dividends                                                                             (297)         (695)
        Net proceeds from issuance of common stock and warrants                                              5,254            --
        Preferred stock redemption                                                                          (4,454)           --
                                                                                                ------------------- -------------
   Net cash used in financing activities                                                                   (33,882)      (11,284)
                                                                                                ------------------- -------------

   Net increase (decrease) in cash and cash equivalents                                                     10,865          (765)

   Cash and cash equivalents, beginning of period                                                              461           983
                                                                                                ------------------- -------------

   Cash and cash equivalents, end of period                                                                $11,326         $ 218
                                                                                                =================== =============

   Supplemental schedule of non-cash investing and financing activities:
        Cancellation of treasury stock                                                                       $  --       $(5,846)
        Common stock issued on conversion of convertible preferred stock and in
          payment of dividends                                                                               1,634         3,100
        Cancellation of related party notes receivable and the common stock
          collateralizing the notes                                                                          6,164            --
        Common stock issued on conversion of convertible debt and related
          accrued interest                                                                                   3,104            --
        Reclassification of redeemable convertible preferred stock to convertible
          preferred stock                                                                                    2,710            --


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

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------


1.   Nature of Operations and Basis of Presentation

     Headwaters Incorporated and its Subsidiaries' primary business is to commercialize its chemical technologies used to produce alternative fuel from coal derivatives and to develop and deploy related technologies. Currently, Headwaters has licensed its technology to the owners of 28 alternative fuel facilities which are operating at various levels of production in eight states. During the fiscal year ended September 30, 2000, Headwaters began evaluating and pursuing investment alternatives. Headwaters invested excess cash in high-grade government backed securities and made several equity investments in and loans to unrelated high-risk entities. Headwaters does not currently intend to make any significant additional equity investments or loans to any new unrelated entities. Headwaters is interested in possible strategic acquisitions of operating entities that would be synergistic to Headwaters' current operations.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments except the items described in Note 5 consist of normal recurring adjustments. The results of operations for the three- and nine-month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal 2001 year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters' Annual Report on Form 10-K for the year ended
     September 30, 2000 and in Headwaters' Quarterly Reports on Form 10-Q for the quarters ended December 31, 2000 and March 31, 2001. Certain prior period amounts have been reclassified to conform with the current periods' presentation. The reclassifications had no effect on net income or total assets.

2.   Equity Transactions

     During the quarter ended June 30, 2001, Headwaters completed several equity transactions, including the following.

     Treasury Stock - During the quarter ended June 30, 2001, Headwaters continued acquiring shares of its common stock in connection with the stock repurchase program announced in May 2000 and expanded in June 2001. The program, as revised, authorizes Headwaters to purchase stock in the open market or through negotiated block transactions up to an aggregate of 20% of the outstanding common stock, 3,000,000 shares of common stock, or $15,000,000, whichever is greater. During the quarter ended June 30, 2001, Headwaters purchased approximately 455,000 shares for approximately $4,915,000. Also during the quarter, approximately 357,000 shares of treasury stock were cancelled.

     Common Stock Options - During the quarter ended June 30, 2001, options and warrants for the purchase of approximately 553,000 shares of common stock were exercised for cash proceeds of approximately $1,325,000.

     Convertible Preferred Stock - In May 2001, all of the remaining outstanding shares of preferred stock, consisting of 3,000 shares of Series A and 14,310 shares of Series B, were converted into a total of approximately 443,000 shares of common stock (representing a conversion price of $7.00 per common share). Headwaters redeemed the accrued but undeclared dividends of approximately $695,000 for cash rather than allowing conversion into common stock.

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------


3.   Notes Payable and Other Borrowings

     Notes payable and other borrowings consisted of the following:
                                                                                                 September 30,        June 30,
  (thousands of dollars)                                                                                  2000            2001
  ---------------------------------------------------------------------------------------------- -------------- ---------------
  Short-term borrowings from an investment company, bearing interest at a floating rate (4.7% as of June 30, 2001), collateralized by investments with
  the investment company with a carrying value of approximately $5,175,000.                             $   --            $509

  Note payable to a bank, bearing interest at prime plus 2%, repaid with
  proceeds from a long-term line of credit with this bank obtained in October 2000.                      3,000              --

  Note payable to a corporation bearing interest at 6%, repaid in October 2000
  with funds obtained from a long-term bank line of credit obtained in October 2000.                     1,838              --

  Other                                                                                                    425             252
                                                                                                 -------------- ---------------
                                                                                                         5,263             761
       Less: current portion                                                                              (208)           (612)
                                                                                                 -------------- ---------------
       Total non-current                                                                                $5,055            $149
                                                                                                 ============== ===============

     The weighted-average interest rate on the above obligations was 9.7% at September 30, 2000 and 7.5% at June 30, 2001.

4.   Basic and Diluted Earnings per Share

                                                              Three  Months Ended June 30,     Nine  Months Ended June 30,
    (thousands of dollars and shares, except per-share data)        2000          2001            2000            2001
    -------------------------------------------------------- ------------- ---------------- --------------- ---------------
    Numerator:
         Income before extraordinary item                          $8,259           $4,956          $8,470         $14,938
         Extraordinary item                                        (6,037)              --          (7,860)             --
                                                             ------------- ---------------- --------------- ---------------
         Net income                                                 2,222            4,956             610          14,938
         Preferred stock dividends                                    (66)             (19)           (331)           (113)
         Imputed preferred stock dividends                             --               --             (58)             --
                                                             ------------- ---------------- --------------- ---------------
    Numerator for basic earnings per share -- net income
      attributable to common stockholders                           2,156            4,937             221          14,825
    Effect of dilutive securities - preferred stock dividends          19               19              92             113
                                                             ------------- ---------------- --------------- ---------------
    Numerator for diluted earnings per share -- net income
      attributable to common stockholders after assumed
      conversions                                                  $2,175           $4,956            $313         $14,938
                                                             ============= ================ =============== ===============

    Denominator:
    Denominator for basic earnings per share -- weighted-
      average shares outstanding                                   22,988           22,730          18,208          22,723
    Effect of dilutive securities:
      Shares issuable upon exercise of options and warrants           226            2,220             188           1,445
      Shares issuable upon conversion of preferred stock            1,052              187           3,020             357
                                                             ------------- ---------------- --------------- ---------------
    Total dilutive potential shares                                 1,278            2,407           3,208           1,802
                                                             ------------- ---------------- --------------- ---------------
    Denominator for diluted earnings per share -- weighted-
      average shares outstanding after assumed exercises
      and conversions                                              24,266           25,137          21,416          24,525
                                                             ============= ================ =============== ===============

    Basic net income per share:
    Income before extraordinary item                                 $.35             $.22            $.44            $.65
    Extraordinary item                                               (.26)              --            (.43)             --
                                                             ------------- ---------------- --------------- ---------------
    Net income  per common share                                     $.09             $.22            $.01            $.65
                                                             ============= ================ =============== ===============
    Diluted net income per share:
    Income before extraordinary item                                 $.34             $.20            $.38            $.61
    Extraordinary item                                               (.25)              --            (.37)             --
                                                             ------------- ---------------- --------------- ---------------
    Net income per common share                                      $.09             $.20            $.01            $.61
                                                             ============= ================ =============== ===============

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------


     During the nine months ended June 30, 2000, Headwaters' potentially dilutive securities consisted of options and warrants for the purchase of common stock, convertible debt and convertible preferred stock, many of which were anti-dilutive and were therefore omitted in the calculation of diluted earnings per share. For all other periods presented, certain potentially dilutive securities, primarily options and warrants, were anti-dilutive and were also omitted in the calculation of diluted earnings per share. The amount of anti-dilutive securities not considered in the diluted earnings per share calculation totaled approximately 5,100,000 shares and 700,000 shares for the three months ended June 30, 2000 and 2001, respectively, and approximately 8,200,000 shares and 1,600,000 shares for the nine months ended June 30, 2000 and 2001, respectively.

5.   Non-recurring Items

     In December 1999, Headwaters sold one of the three remaining alternative fuel facilities it owned at that time. In January 2000, Headwaters sold another alternative fuel facility and an option to acquire a licensee facility, and in April 2000, Headwaters sold its remaining owned facility. During the nine months ended June 30, 2000, Headwaters reported net gains on all facility sale transactions of approximately $13,270,000. Also during the nine months ended June 30, 2000, Headwaters recorded non-recurring gains of approximately $1,079,000 related to the satisfaction of a contingent contract liability and a gain recognized on a note receivable transaction.

     In the June 2000 quarter, Headwaters recorded non-recurring asset write-offs and employee severance charges totaling approximately $2,111,000. In addition, during the six months ended March 31, 2000, Headwaters recorded impairment charges and other non-recurring employee severance and settlement charges totaling approximately $11,862,000. The impairment charges related primarily to assets located at the Price, Utah site and consisted of a write-down to net realizable value of certain plant and equipment which remained on the site and became idle when a facility was sold, plus a write-off of an intangible asset which was no longer considered recoverable due to the relocation of a licensee facility. Approximately $11,680,000 of the total impairment charges in the nine months ended June 30, 2000 did not involve the use of cash.

     During the nine months ended June 30, 2000, Headwaters redeemed two series of convertible debt. Early prepayment costs totaling approximately $7,860,000 were recognized as an extraordinary item as a result of the redemption consideration paid plus the acceleration of amortization of the unamortized debt discount and debt issuance costs in excess of the debt carrying value.

     There were no non-recurring gains or losses recorded during the quarter or nine months ended June 30, 2001.

6.   Income Taxes

     In the quarter ended June 30, 2001, Headwaters incurred $18,000 of state income tax expense. In addition, in the six months ended March 31, 2001, Headwaters reported $100,000 of federal alternative minimum tax expense and $22,000 of state income tax expense. There was no income tax expense for the quarter ended June 30, 2000; however, Headwaters reported an income tax benefit of $3,000,000, consisting of the recognition of a portion of its deferred tax asset, in the nine-month period ended June 30, 2000. Headwaters believes it is more likely than not that this portion of the total deferred tax asset will be realized as a result of income to be recognized from the amortization in subsequent periods of deferred revenue currently recorded in the consolidated balance sheet.

     As of June 30, 2001, Headwaters has net operating loss carryforwards of approximately $31,500,000 which can be used to offset future taxable income. Headwaters has not recognized any additional deferred tax asset related to these net operating loss carryforwards due to various factors, including its short history of profitability, the significant variability of licensee production levels, and other uncertainties related to the future recoverability of a potential tax asset.

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

7.   Hydrocarbon Technologies, Inc. Acquisition

     In May 2001, Headwaters announced it had signed definitive agreements to acquire Hydrocarbon Technologies, Inc. ("HTI"), a New Jersey-based company that has technologies related to heavy oil, clean coal and other alternative energy processes. The purchase price will be comprised of approximately $14,500,000 of stock (80%) and cash (20%), plus the assumption of approximately $1,500,000 of HTI debt. Fifty percent of the purchase price is contingent upon HTI accomplishing certain financial milestones over the next two years as it further commercializes its technologies. The acquisition is expected to be consummated during August 2001. As of July 31, 2001, Headwaters has loaned HTI $600,000 and incurred approximately $500,000 in costs in connection with the acquisition.

8.   Commitments and Contingencies

     Commitments and contingencies, consisting of legal and contractual matters, as of June 30, 2001 not disclosed elsewhere, are as follows:

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

     Levy and Klein. In March 1999, Headwaters sold convertible preferred stock, warrants, and a convertible promissory note to OZ Master Fund, Ltd. In September 2000, Headwaters received a summons and complaint from the United States District Court for the Southern District of New York filed by Mark Levy against OZ Master Fund and related entities ("OZ") and Headwaters. In January 2001, Headwaters received a summons and complaint from the same court filed by Terry Klein against OZ and Headwaters making the same claims. The parties in the two cases agreed to consolidate. In the actions, purported shareholders of Headwaters allege that OZ violated section 16(b) of the Securities Exchange Act of 1934 by converting preferred stock into Headwaters common stock and then selling the same within a six month period, and further, that Headwaters' redemption of the preferred stock and the note constituted a sale of common stock for which OZ is liable under section 16(b). The complaints seek on behalf of Headwaters from OZ unspecified money damages to be proven at trial, attorney fees, and other relief. In July 2001, the case was dismissed by the District Court; however, the ruling can be appealed. Because final resolution is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, that might be recovered.

     AJG. In December 1996, Headwaters entered into a technology license and proprietary chemical sale agreement with AJG Financial Services, Inc. The agreement called for AJG to pay royalties and to purchase proprietary chemical material from Headwaters. In October 2000, Headwaters filed a complaint in the Fourth District Court for the State of Utah against AJG alleging that it has failed to make payments and to perform other obligations under the agreement. Headwaters asserts claims including breach of contract, declaratory judgment, unjust enrichment, and for an accounting and seeks money damages in the amount of $750,000 plus other damages to be proven at trial, as well as other relief. AJG has answered the complaint denying Headwaters' claims and asserting counter-claims based upon allegations of misrepresentation and breach. AJG seeks unspecified compensatory damages as well as punitive damages. Headwaters denies the allegations of AJG's counter-claims. In May 2001, Headwaters filed a separate complaint against AJG alleging that AJG's counterclaims in the first action breached a previous settlement agreement between the parties. AJG answered the complaint denying Headwaters' claims. Because the litigation is at an early stage and resolution is uncertain, legal counsel cannot express an opinion as to the ultimate amount of recovery or liability.

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------


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

     Headwaters is also involved in other legal proceedings that have arisen in the normal course of business. Management believes that in cases involving claims against Headwaters, many of the claims are without merit and in all cases intends to vigorously prosecute or defend its position. Management does not believe that the outcome of these cases will have a significant effect upon the operations or the financial position of Headwaters; however, it is possible that a change in management's estimates of probable liability could occur and the change could be significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

The information set forth below compares Headwaters' operating results for the three months ended June 30, 2001 ("2001") with operating results for the three months ended June 30, 2000 ("2000").

Revenue. Total revenue for 2001 decreased by $4,301,000 to $10,699,000 as compared to $15,000,000 for 2000. However, there was $8,527,000 of non-recurring gains on sale of facilities included in revenue for 2000. There was no non-recurring revenue in 2001. The major components of revenue are discussed in the sections below.

License Fees. During 2001, Headwaters recognized license fees totaling $4,336,000 while $3,591,000 of license fees were recognized during 2000. The license fees in 2001 consisted of recurring earned license fees or royalty payments of $4,060,000 and deferred revenue amortization of $276,000. License fees in 2000 consisted of recurring license fees of $3,562,000 and deferred revenue amortization of $230,000, reduced by a one-time adjustment of $201,000. Deferred revenue consists primarily of initial license fees paid by licensees and is being amortized on a straight-line basis over the period covered by Headwaters' license agreements with the related licensees.

Recurring earned license fees or royalty payments are due quarterly based upon alternative fuel sold by licensees. The 2000 earned license fees included $2,400,000 related to a single licensee that owns four facilities. This licensee significantly reduced its production and sale of alternative fuel in 2001 and is not currently operating the four facilities, resulting in a decline in earned license fees in 2001 as compared to 2000. This licensee continues to pursue the sale of its four facilities and following the sale, possible relocation and ramp-up of the facilities, Headwaters expects to receive increased license fee revenues from these facilities in the future. The ultimate consummation and timing of these events however can not be predicted.

There was an increase of more than $2,500,000 in earned license fees from all other licensees in 2001 over 2000 (due to increased alternative fuel sales by those licensees), including approximately $557,000 from a licensee that recently relocated and began operating its facility. Headwaters expects license fees from its licensees to increase in future years as additional facilities not currently operating or not operating at normal levels begin to operate at expected levels, and as certain other licensees begin paying license fees that in prior periods were not yet contractually due. Headwaters expects fluctuations in future periods in individual licensee alternative fuel sales with corresponding fluctuations in Headwaters' license fees due to feedstock availability and other licensee operational issues, marketing issues, the ability of licensees to utilize the income tax credits earned from the sale of alternative fuel and other factors, many of which are beyond the direct control of Headwaters. Headwaters also expects fluctuations in aggregate license fee revenue. However, at the current time, Headwaters expects its annual license fee revenue for the current fiscal year to be higher than for fiscal 2000 and that this trend will continue in future fiscal years.

Chemical Sales. Headwaters provides chemical reagent to its licensees either at a fixed price or at Headwaters' cost plus a contracted markup. Headwaters purchases the chemical materials under a long-term contract with a large chemical company. Chemical sales during 2001 were $5,777,000 with a corresponding direct cost of $3,610,000. Chemical sales during 2000 were $2,709,000 with a corresponding direct cost of $1,860,000. The increase in chemical sales in 2001 over 2000 was due to increased alternative fuel production by Headwaters' licensees.

Gains on Non-recurring Transactions. In 2000, Headwaters sold an alternative fuel facility and recognized a gain of $1,227,000. Also, $6,500,000 of contingent sales proceeds related to the January 2000 sale of a facility and sale of an option to acquire a facility were received and recognized as revenue. Finally, Headwaters received approximately $3,777,000 of contingent sales proceeds related to the sale of a facility in August 1999, of which $800,000 was recognized as revenue in 2000 and the balance deferred. There were no facility sales or non-recurring gains recorded in 2001.

Cost of Operations. These costs decreased by $517,000 to $489,000 in 2001 from $1,006,000 in 2000, primarily as a result of the resolution of certain contingent liabilities for amounts less than previously recorded.

Selling, General and Administrative Expenses. These expenses decreased $485,000 to $730,000 during 2001 from $1,215,000 for 2000. The decrease in 2001 was due to a decrease in compensation-related costs of approximately $472,000 and the resolution of certain contingent liabilities for $175,000 less than previously recorded. These decreases were partially offset by an increase in professional services expenses of approximately $206,000, with a net decrease in all other cost categories of approximately $44,000. The increase in professional services expenses was due primarily to legal costs associated with the current legal actions Headwaters is involved in.

Asset Write-offs and Other Non-recurring  Charges. In 2000,  Headwaters recorded
non-recurring   asset  write-offs  and  employee   severance   charges  totaling
approximately $2,111,000. There were no similar charges in 2001.

Other Income and Expense. During 2001, Headwaters reported net other expenses of $896,000 compared to net expenses of $549,000 for 2000. This increase of $347,000 relates primarily to an increase of $1,040,000 in equity and debt investment-related losses and a decrease of $154,000 in interest income, reduced by a decrease in interest expense of $918,000.

Beginning in June 2000, Headwaters made debt and equity investments in several less than 50%-owned affiliates. Allowances are provided on a case-by-case basis when management first determines that the investment has been impaired. Gains on these same investments cannot be recognized until realized, which normally occurs at a much later date. During 2001, the write-offs of debt investments totaled approximately $660,000. The equity in losses of investees accounted for using the equity method, including amortization of the investment amount in excess of Headwaters' portion of one investee's net equity, totaled approximately $380,000. There were no such expenses in 2000.

The decrease in interest income from 2000 to 2001 primarily related to a decrease in average cash and investment balances in 2001 as compared to 2000 and a decrease in the interest rate, effective in May 2000, on a $6,500,000 note receivable from a licensee. Interest expense decreased in 2001 primarily due to the reduction in borrowings from 2000 to 2001.

Income Taxes. In 2001, Headwaters incurred $18,000 of state income tax expense. There was no income tax expense recognized in 2000. As of June 30, 2001, Headwaters has net operating loss carryforwards of approximately $31,500,000 which can be used to offset future taxable income. Headwaters has not recognized the deferred tax asset related to these net operating loss carryforwards due to various factors, including its short history of profitability, the significant variability of licensee production levels and other uncertainties related to the future recoverability of a potential tax asset.

Extraordinary Item. In 2000, Headwaters redeemed all of its convertible debt issued in March 1999. The loss recognized as a result of the redemption consideration paid plus the acceleration of amortization of the unamortized debt discount and debt issuance costs totaled approximately $6,037,000. This loss is reflected as an extraordinary item in the 2000 consolidated statement of income.

Net Income. For 2001, net income of $4,956,000 increased by $2,734,000 from net income of $2,222,000 in 2000 as a result of the factors described above.

Nine months Ended June 30, 2001 Compared to Nine months Ended June 30, 2000

The information set forth below compares Headwaters' operating results for the nine months ended June 30, 2001 ("2001") with operating results for the nine months ended June 30, 2000 ("2000").

Revenue. Total revenue for 2001 decreased by $1,181,000 to $32,768,000 as compared to $33,949,000 for 2000. There was $13,868,000 of non-recurring gains on sale of facilities and $1,079,000 of other non-recurring revenue in 2000. There was no non-recurring revenue recorded in 2001. The major components of revenue are discussed in the sections below.

License Fees. During 2001, Headwaters recognized license fees totaling $15,770,000 while $12,424,000 of license fees were recognized during 2000. The license fees in 2001 consisted of recurring earned license fees or royalty payments of $14,031,000 and deferred revenue amortization of $1,739,000. License fees in 2000 consisted of recurring license fees of $11,934,000 and deferred revenue amortization of $691,000, reduced by a one-time adjustment of $201,000.

The 2000 earned license fees included $8,980,000 related to a single licensee that owns four facilities. This licensee did not report and pay certain prior period royalty obligations to Headwaters timely, resulting in some "catch-up" revenue recognition in 2000 for royalties relating to periods other than the nine-month period ended June 30, 2000. This licensee significantly reduced its production and sale of alternative fuel in 2001 and is not currently operating the four facilities, resulting in a decline in earned license fees from the licensee of approximately $5,285,000 in 2001 as compared to 2000.

There was an increase of approximately $7,382,000 in earned license fees from all other licensees in 2001 over 2000 (due to increased alternative fuel sales by those licensees), including approximately $557,000 from a licensee that recently relocated and began operating its facility.

Chemical Sales. Chemical sales during 2001 were $15,432,000 with a corresponding direct cost of $9,889,000. Chemical sales during 2000 were $5,945,000 with a corresponding direct cost of $4,088,000. The increase in chemical sales in 2001 over 2000 was due to increased alternative fuel production by Headwaters' licensees. Currently, Headwaters expects its chemical sales revenue from all licensees for the remainder of the fiscal year ending September 30, 2001 to be higher than the amounts reported for the comparable period in the fiscal year ended September 30, 2000. Headwaters expects the gross profit margin for the fiscal 2001 year to be comparable to the profit margin reported in the nine month period ended June 30, 2001.

Gains on Non-recurring Transactions. In December 1999, Headwaters sold one of the three remaining alternative fuel facilities it owned at that time and reported a gain of approximately $5,341,000. In April 2000, Headwaters sold a alternative fuel facility and recognized a gain of $1,227,000. Also, $6,500,000 of contingent sales proceeds related to a January 2000 sale of a facility and sale of an option to acquire a facility were received and recognized as revenue. Finally, Headwaters received approximately $3,777,000 of contingent sales proceeds related to the sale of a facility in August 1999, of which $800,000 was recognized as revenue and the balance deferred. Also in 2000, Headwaters recorded other non-recurring gains of approximately $1,079,000 related to the satisfaction of a contingent contract liability and a gain recognized on a note receivable transaction. There were no facility sales or non-recurring gains recorded in 2001.

Cost of Operations. These costs decreased by $1,042,000 to $2,446,000 in 2001 from $3,488,000 in 2000. The decrease was primarily attributable to the sale of owned facilities in 2000 and the resolution of certain contingent liabilities for amounts less than previously recorded, partially offset by increased personnel costs in 2001. During 2001, Headwaters incurred lower operating expenses in connection with the continued refinement and implementation of the alternative fuel process associated with licensee-owned facilities. Also, in 2001 there were no operating costs associated with the three facilities owned by Headwaters which were sold in December 1999 through April 2000. In 2000, cost of operations included labor and operating expenses at the owned alternative fuel facilities and the wash plant located in Utah. There were no such costs in 2001.

Selling, General and Administrative Expenses. These expenses increased $716,000 to $3,828,000 during 2001 from $3,112,000 for 2000. The increase in 2001 was due primarily to an increase in professional services expenses of approximately $928,000 and an increase in compensation-related costs of approximately $98,000. These increases were partially offset by the resolution of certain contingent liabilities for $175,000 less previously recorded, with a net decrease in all other cost categories of approximately $135,000. The increase in professional services expenses was due primarily to legal costs associated with the current legal actions Headwaters is involved in.

Asset Write-offs and Other Non-recurring Charges. In 2000, Headwaters recorded asset impairments and write-offs and other non-recurring employee severance and settlement charges totaling approximately $13,973,000. The impairment charges related primarily to assets located at the Price, Utah site and consisted of a write-down to net realizable value of certain plant and equipment which remained on the site and became idle when a facility was sold, plus a write-off of an intangible asset which was no longer considered recoverable due to the relocation of a licensee facility. In addition to the sales of facilities on which gains were recognized, Headwaters sold an alternative fuel facility and an option to acquire a licensee facility in January 2000 and reported a combined loss on these transactions of approximately $598,000. There were no similar non-recurring charges recorded in 2001

Other Income and Expense. During 2001, Headwaters reported net other expenses of $1,527,000 compared to net expenses of $3,220,000 for 2000. This decrease of $1,693,000 relates primarily to a decrease of $4,537,000 in interest expense and an increase in the mark-to-market adjustment of the carrying value of a related party note receivable of $623,000, partially offset by an increase of $2,454,000 in equity and debt investment-related losses and a decrease of $923,000 in interest income. Interest expense decreased in 2001 primarily due to the reduction in borrowings from 2000 to 2001.

During 1996, Headwaters sold certain construction companies and received as consideration a $5,000,000 note receivable. The note was "marked to market" each quarter based upon the market value of Headwaters' common stock held as collateral and was reflected in the consolidated balance sheet at the underlying value of this collateral, $466,000 at September 30, 2000. In January 2001, Headwaters accepted as full satisfaction of the note receivable the shares of Headwaters' stock collateralizing the note and a new note receivable which has been fully reserved. This resulted in recognition of a gain in 2001 of approximately $541,000 representing the increase in value of the collateral from September 30, 2000 to the date the collateral was surrendered in payment of the note. The corresponding adjustment in 2000 resulted in a write-down of $82,000 for a net change in other income and expense of $623,000 in 2001 compared to 2000.

During 2001, the write-offs of debt investments totaled approximately $1,025,000. The write-offs and equity in losses of investees accounted for using the equity method, including amortization of the investment amount in excess of Headwaters' portion of one investee's net equity, totaled approximately $1,429,000. There were no such expenses in 2000. The decrease in interest income from 2000 to 2001 primarily related to a decrease in interest from the related party note receivable discussed above from $515,000 in 2000 to $0 in 2001 and a decrease in the interest rate, effective in May 2000, on a $6,500,000 note receivable from a licensee.

Income Taxes. In 2001, Headwaters incurred $40,000 of state income tax expense and $100,000 of federal alternative minimum tax expense. In 2000, Headwaters reported an income tax benefit of $3,000,000, consisting of the recognition of a portion of its deferred tax asset. Headwaters believes it is more likely than not that this portion of the total deferred tax asset will be realized as a result of income to be recognized from the amortization in subsequent periods of deferred revenue currently recorded in the consolidated balance sheet.

Extraordinary Item. In 2000, Headwaters redeemed two series of convertible debt. Early prepayment costs totaling approximately $7,860,000 were recognized as an extraordinary item as a result of the redemption consideration paid plus the acceleration of amortization of the unamortized debt discount and debt issuance costs in excess of the debt carrying value.

Net Income. For 2001, net income of $14,938,000 increased by $14,328,000 from net income of $610,000 in 2000 as a result of the factors described above.

Liquidity and Capital Resources

Net cash provided by operating activities during 2001 was $13,948,000 compared to $10,655,000 during 2000. Most of the cash flow from operating activities in 2001was attributable to net income of $14,938,000. During 2001, investing activities consisted primarily of investments in and loans to non-affiliated companies of approximately $4,562,000 and financing activities consisted primarily of proceeds from borrowings of approximately $8,148,000, repayments of borrowings of approximately $12,650,000 and the purchase of treasury stock, net of transfers to Headwaters' Employee Stock Purchase Plan, for approximately $7,795,000.

In 2001, Headwaters' primary investing activity consisted of investments in and loans to non-affiliated companies. As of June 30, 2001, Headwaters owns from 1% to 33% of the voting securities of four non-public high-risk investee companies. The carrying value of current investments ranges from $66,000 to $1,819,000 each. Headwaters has no future commitments and does not currently expect to make any significant additional investments in any similar entities. As of June 30, 2001, Headwaters also had notes receivable with a total net carrying value of approximately $3,299,000, representing primarily loans to private, emerging growth companies. These loans generally bridge the period between seed funding and the close of first and second rounds of equity financing. Most of these notes receivable range from $200,000 to $278,000 each and have original terms of three to four months, although many of these loans have been extended for successive three- to four-month periods. Headwaters also has one additional long-term loan for $2,000,000 to a longer-established private company. Headwaters does not currently intend to make any additional equity investments or loans, but could incur losses if the investments are not recoverable or the loans are not repaid. Headwaters has no current plans to construct additional alternative fuel facilities or to incur significant costs to acquire property, plant and equipment, but is interested in possible strategic acquisitions of entities that would be synergistic to Headwaters' current operations. Any future acquisitions could be funded using Headwaters stock, cash or a combination of stock and cash.

As described in Note 2 to the consolidated financial statements, Headwaters continued acquiring shares of its common stock during 2001, in connection with its stock purchase program. The program authorizes Headwaters to purchase stock in the open market or through negotiated block transactions. Purchases under the plan are at the discretion of Headwaters' management. During 2001, Headwaters purchased approximately 1,358,000 shares for approximately $7,795,000. Headwaters continually evaluates financial alternatives to the stock repurchase program and future purchases are subject to market conditions and available cash.

Headwaters' working capital decreased from approximately $11,225,000 at September 30, 2000 to approximately $7,090,000 as of June 30, 2001. The primary reasons for this change were the use of cash for the repayment of long-term debt, for investments in and loans to non-affiliated companies and for purchases of treasury stock. Cash from operations funded most of these cash requirements. Headwaters also expects its operations to produce positive cash flows in future periods. In addition to cash provided by operating activities, Headwaters has an arrangement with an investment company under which Headwaters can borrow up to 90% of the value of the total portfolio of Headwaters' short-term investments with that investment company, which investments collateralize any outstanding borrowings. Under this arrangement, maximum borrowings during 2001 were approximately $3,252,000 of which approximately $509,000 was outstanding as of June 30, 2001.

Headwaters also has borrowing capability under a revolving line of credit with a bank which expires in October 2002. Borrowings under the line of credit bear interest at prime plus .75% (7.5% at June 30, 2001) and are limited to the lesser of $10,000,000 or the "borrowing base," as defined. Maximum borrowings under the line of credit during 2001 were approximately $4,896,000. The borrowing base was approximately $7,500,000 at June 30, 2001 and there were no borrowings under the line at June 30, 2001. Headwaters believes it will have sufficient cash reserves to meet its obligations during fiscal 2001, and also believes it has the ability to raise additional debt and equity capital from other sources if necessary.

Income Taxes. As of June 30, 2001, Headwaters has net operating loss carryforwards of approximately $31,500,000 which can be used to offset future taxable income. Headwaters has not recognized the deferred tax asset related to these net operating loss carryforwards due to various factors, including its short history of profitability, the significant variability of licensee production levels and other uncertainties related to the future recoverability of a potential tax asset. During the remainder of fiscal 2001 and in fiscal 2002, Headwaters expects to pay some alternative minimum taxes and a minimal amount of state income taxes in certain states where net operating loss carryforwards aren't available. However, because of existing net operating loss carryforwards for federal purposes and in most states where Headwaters does business, Headwaters does not currently expect to pay significant amounts of regular income taxes during fiscal 2001 or during most or all of fiscal 2002.

Hydrocarbon Technologies, Inc. Acquisition

In May 2001, Headwaters announced it had signed definitive agreements to acquire Hydrocarbon Technologies, Inc. ("HTI"), a New Jersey-based company that has technologies related to heavy oil, clean coal and other alternative energy processes. The purchase price will be comprised of approximately $14,500,000 of stock (80%) and cash (20%), plus the assumption of approximately $1,500,000 of HTI debt. Fifty percent of the purchase price is contingent upon HTI accomplishing certain financial milestones over the next two years as it further commercializes its technologies. The acquisition is expected to be consummated during August 2001. As of July 31, 2001, Headwaters has loaned HTI $600,000 and incurred approximately $500,000 in costs in connection with the acquisition.

Other

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles." Headwaters has not yet reviewed this statement to determine what effect it might have on Headwaters in future periods.

Forward Looking Statements

Statements in this Management's Discussion and Analysis regarding Headwaters' expectations as to the operation of facilities utilizing Headwaters' technologies, the marketing of products, the receipt of licensing fees, royalties, and product sales revenues, the development, commercialization and financing of non-alternative fuel technologies and other strategic business opportunities and acquisitions and other information about Headwaters that is not purely historical by nature, including those statements regarding Headwaters' future business plans, the operation of facilities, the availability of feedstocks, the marketability of the alternative fuel and the financial viability of the facilities, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Headwaters believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting the alternative fuel industry or the economy generally, factors which could cause actual results to differ from expectations stated in these forward looking statements include, among others, the following:

(1) Operating issues for licensed facilities including feedstock availability, moisture content, Btu content, correct application of chemical reagent, achieving significant chemical change, operability of equipment, production capacity, product durability, resistance to water absorption, overall costs of operations and other commercial factors surrounding the use of Headwaters' technologies.
(2) Marketing issues relating to market acceptance of products manufactured using Headwaters' technologies.

(3) Securing of suitable facility sites, including permits and raw materials, for relocation and operation of facilities and product sales.
(4) The market acceptance of products manufactured with Headwaters' technologies in the face of competition from traditional products.
(5) Dependence on licensees to successfully implement Headwaters' chemical technologies and to make license and other payments to Headwaters.
(6) Maintenance of placed-in-service and other requirements under Section 29 of the tax code by alternative fuel manufacturing facilities.
(7) Changes in governmental regulations or failure to comply with existing regulations that may result in reduction or shutdown of operations of licensee facilities.
(8) The continued availability of tax credits to licensees under the tax code and each licensee's ability to use tax credits.
(9) The commercial feasibility of Headwaters' alternative fuel technologies upon the expiration of tax credits.
(10) Ability to meet financial commitments under existing contractual arrangements.
(11) Ability to meet non-financial commitments under existing contractual arrangements.
(12) Ability to commercialize non-alternative fuel technologies which have only been tested in the laboratory and not in full-scale operations.
(13) Ability to commercialize the technology of others and to implement new business plans which are at an early stage of investigation and investment and which will require significant time, management, and capital investment.
(14) Success in the face of competition by others producing alternative fuel and other products.
(15) Sufficiency of intellectual property protections.
(16) Satisfactory resolution of disputes in litigation.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See "ITEM 3: LEGAL PROCEEDINGS" in Headwaters' Annual Report on Form 10-K for the year ended September 30, 2000 for descriptions of current legal proceedings. With respect to all of those matters except NEICO/Earthco and Levy, there have been no material changes since that report was filed. NEICO, Earthco and Headwaters have settled their disputes and on November 30, 2000 the District Court entered an order of dismissal with prejudice as to all parties. With respect to Levy, an additional claimant has been added to the case and the consolidated case was dismissed by the District Court, as described in Note 7 to the consolidated financial statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Other than the issuance of 103,833 shares of restricted common stock issued upon exercise of options, there have been no securities issued by Headwaters within the past fiscal quarter without registration under the Securities Act of 1933, as amended. Headwaters has five effective registration statements filed on Form S-3 and three effective registration statements filed on Form S-8. One or more of these registration statements have registered all of the other securities issued during the quarter, which consisted solely of the issuance of common stock upon exercise of options and warrants and conversion of convertible preferred stock, as described in Note 2 to the consolidated financial statements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are included herein:

          10.72     Agreement and Plan of Reorganization between Headwaters and
                    Hydrocarbon Technologies, Inc. dated May 2, 2001
          10.72.1   Share Exchange Agreement between Headwaters and Hydrocarbon
                    Technologies, Inc. dated May 2, 2001
          99.2      Amended 2000 Employee Stock Purchase Plan

(b) There were no reports filed on Form 8-K during the quarter ended June 30, 2001.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             HEADWATERS INCORPORATED

Date:  August 3, 2001             By: /s/ Kirk A. Benson
                                     ---------------------------------
                                     Kirk A. Benson, Chief Executive Officer
                                     and Principal Executive Officer

Date:  August 3, 2001             By:  /s/ Steven G. Stewart
                                     ---------------------------------
                                     Steven G. Stewart, Chief Financial Officer
                                     and Principal Financial Officer