Form 10-K
period 2001-09-30
HEADWATERS INC
filed 2001-12-21
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2001,

                                       or

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

         11778 South Election Road, Suite 210
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 30, 2001 was $265,687,832 based upon the closing price on the Nasdaq Stock Market(SM) reported for such date. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

         The number of shares outstanding of the registrant's common stock as of November 30, 2001 was 24,342,384.

                           ---------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following document are incorporated herein by reference: Portions of the registrant's definitive proxy statement to be issued in connection with registrant's annual stockholders' meeting to be held in 2002.

                                TABLE OF CONTENTS
                                                                            Page
PART I

ITEM 1.      BUSINESS..........................................................3
ITEM 2.      PROPERTIES........................................................9
ITEM 3.      LEGAL PROCEEDINGS.................................................9
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............9

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS..............................................10
ITEM 6.      SELECTED FINANCIAL DATA..........................................12
ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS........................................13
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......20
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................20
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE..............................20

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............21
ITEM 11.     EXECUTIVE COMPENSATION...........................................21
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.......................................................21
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................21

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K......................................................22

SIGNATURES....................................................................26


Forward Looking Statements

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

                                     PART I

ITEM 1.  BUSINESS

The Company

         Headwaters Incorporated is a world leader in developing and deploying alternative energy and related technologies to the marketplace. Headwaters is focused on converting fossil fuels such as gas, coal and heavy oils into alternative energy products.

         Company History. Headwaters was incorporated in Delaware in 1995 under the name Covol Technologies, Inc. In September 2000, the Company's name was changed to Headwaters Incorporated. Headwaters' stock trades under the Nasdaq symbol HDWR. Except where the context requires otherwise, references to "Headwaters" includes Headwaters' subsidiaries.

         Business Strategy. The future of fossil fuels is at the molecular level. Converting natural gas and refinery off-gas to liquid fuels, coal to gas and clean transportation fuels, and heavy oils to light fuels are all examples of changing the physical nature of the fossil fuel at the molecular level. Broadly speaking, this is the technology that Headwaters has developed. Headwaters has the ability to adjust the composition of the fossil fuel molecules, converting the low value fossil fuel into a higher value product. The conversion from low to high value products also allows Headwaters to extract troublesome elements, like sulfur, nitrogen, and heavy metals, out of the fuel. The result is a high value clean product.

         Through its operating division, Covol Fuels, Headwaters has developed, patented and commercialized an innovative chemical technology that interacts with carbon based feedstock to produce a solid alternative fuel that is eligible for federal tax credits. Since 1996, Headwaters has licensed this technology for royalty payments and also sells its chemical reagent products to its licensees and other customers. To date, this technology has provided Headwaters with most of its revenue.

         Additionally, Headwaters' subsidiary acquired in August 2001, Hydrocarbon Technologies, Inc. ("HTI"), has developed catalyst and nano-catalyst technologies to convert coal to liquid fuels, gas to liquid fuels, and heavy/waste oils to clean light fuels. The development of nano-catalyst technology by HTI places Headwaters at the forefront of applying advanced molecular science to multiple energy and chemical processes.

Covol Fuels

         Covol Fuels earns royalty fees from licensing its patented technology to produce solid alternative fuel from coal. In addition, Covol Fuels earns revenues from the sale of the chemical reagents used in producing the alternative fuel. The chemical reagent reacts on the surface of the coal-based feedstock to bind the materials together. The ultimate end-users of this alternative fuel are electric utilities and steel companies.

         Covol Fuels' proprietary, organic reagents are the most widely used reagents for coal-based alternative fuel. They are competitively priced, safe, odorless, and easy to handle. They improve combustion properties and do not damage material handling, pulverizing or combustion equipment. They do not increase HAP, VOC, SOx, or NOx emissions and they do not fall under any SARA, CONEG or TCLP regulations.

         Covol Fuels' hands-on field engineers are available to assist customers. They have years of experience operating mixers, extruders, pellet mills, briquetters, dryers and material handling equipment. They are experts in applying Covol Fuels' reagents on multiple types of coal feedstocks. Covol Fuels has been successful in operating facilities above minimum rated design capacity while running multiple types of coal feedstocks. As an operator, Covol Fuels can develop process improvements and demonstrate them in commercial facilities. Covol Fuels designs and constructs reagent mixing and application systems and can retrofit existing plants to use the Covol Fuels reagents. For new customers, Covol Fuels has a mobile, skid-mounted, reagent delivery system to allow on-site demonstration testing.

         Covol Fuels has fully-equipped production and analytical laboratories. The production laboratory includes bench-scale equipment for mixing, extruding, pelletizing, briquetting and drying. The analytical laboratory has all of the equipment necessary for testing chemical change, including Fourier transform infrared spectroscopy (FTIR), thermogravimetric analysis (TGA) and full proximate analysis equipment. Covol Fuels has a staff of engineers with field and laboratory experience available to analyze test results. Covol Fuels has an agreement with Dow Chemical Company for technical support services. In addition, Covol Fuels has a technical advisory board, made up of experts in the fields of coal combustion and polymer chemistry, to assist in developing new reagent technologies, analytical procedures, and combustion improvements for alternative fuels.

         Licensees. Covol Fuels derives most of its revenue from the owners of alternative fuel facilities that have licensed Covol Fuels' technology and that purchase chemical reagent from Covol Fuels. Covol Fuels has royalty agreements with 28 out of the approximate 75 total solid alternative fuel facilities in the industry. Licensees include large electrical utility companies, coal companies, and financial institutions that pay Covol Fuels licensing fees for its technology. An industry report estimates that Covol Fuels' licensee facilities have total production capacity in excess of 23 million tons per year.

         License and Chemical Supply Agreements. All entities that have constructed or own facilities using the Covol Fuels technologies have entered into a technology license and chemical reagent supply agreement with Covol Fuels. Many license agreements provided for an initial license fee, payable upon reaching project milestones. Covol Fuels has received most of the initial license fees related to these facilities, which amounts are being amortized to revenue by Covol Fuels over the life of the license agreements. In addition, pursuant to many of the license agreements, the licensee pays a quarterly royalty generally at a prescribed dollar amount per ton of alternative fuel sold or a percentage of the tax credits earned by the licensee. In some cases, the amount paid is subject to adjustment to the extent that licensees incur operating losses on the production and sale of alternative fuel, exclusive of the amount licensees pay as a license fee for the use of the technology. However, the fees paid to Covol Fuels under license agreements are not based on the sales price of the alternative fuel product but rather on the tax credits earned. The license agreements generally have a term continuing through the later of January 1, 2008, or the corresponding date after which tax credits may not be claimed or are otherwise not available under Section 29 of the tax code.

         Covol Fuels has also agreed, pursuant to chemical supply agreements, to provide chemical reagent to licensees and other customers for the manufacture and production of alternative fuel. The price for the chemical sold to licensees and other customers falls into two categories: a fixed price, or an amount equal to Covol Fuels' cost plus a prescribed mark-up.

         Major Licensees. Approximately $8,509,000 of revenue in 2000 and $16,044,000 in 2001 was from TECO Coal Corporation affiliated licensees; $12,296,000 of revenue in 2000 and $5,111,000 in 2001 was from DTE Energy Services, Inc. affiliated licensees; $1,032,000 of revenue in 1999, $15,511,000 in 2000 and $4,978,000 in 2001 was from licensees formerly affiliated with PacifiCorp; $849,000 of revenue in 1999, $2,558,000 in 2000 and $4,675,000 in
2001 was from Pace Carbon Fuels, L.L.C. affiliated licensees; and $2,673,000 of revenue in 1999 was from a licensee formerly affiliated with Flour Corporation. No other single customer accounted for over 10% of total revenue in 1999, 2000 or 2001.

         Licensees' Coal Feedstock. The alternative fuel facilities use coal and coal fines as the primary feedstocks to produce alternative fuel. Licensees secure their own supply of coal feedstocks. Many licensees that are also coal producers utilize their own feedstock sources. Nonproducer licensees purchase coal feedstocks to supply their facilities. While a supply of coal derivatives is essential to the feasibility of an alternative fuel facility, such feedstocks are available for purchase by licensees.

         Supply of Chemicals. Covol Fuels purchases its patented and proprietary chemical reagent from Dow Chemical Company pursuant to an agreement under which Covol Fuels pays a prescribed price per pound of chemicals. Covol Fuels arranges with Dow for the delivery of the chemical reagent from Dow's manufacturing plants directly to each Covol Fuels customer. The reagents are manufactured in six Dow plants throughout North America, assuring short lead-time deliveries. Covol Fuels does not inventory any chemical material but instead arranges with Dow for shipping of the chemical reagent directly to the facilities.

         Construction and Sale of Facilities. Covol Fuels designed, constructed, and commissioned six alternative fuel facilities between 1996 and 1998. In transactions that closed between March 1997 and April 2000, Headwaters sold its six alternative fuel facilities. There are no outstanding purchase payments for Headwaters to receive in connection with these transactions. However, Headwaters entered into technology license and chemical reagent supply agreements with the buyers for ongoing royalties and chemical reagent sales.

         Alternative Fuel Tax Credits. The alternative fuel produced by Covol Fuels' technology qualifies for tax credits under Section 29 of the Internal Revenue Code. Section 29 was originally developed in 1979 to encourage the creation of additional domestic production of fuels to decrease the United States' dependency on foreign oil. The credit encourages the production of oil, gas and synthetic fuels from non-conventional sources such as shale, tar sands and coal. The Section 29 tax credit is scheduled to expire on December 31, 2007. Congress has extended the tax credit three times in the past.

         Covol Fuels' technology royalties and chemical reagent sales ultimately derive from each customer's ability to manufacture and sell qualified fuels that generate tax credits for the facility owner. Section 29 of the Internal Revenue Code provides for a credit against regular federal income tax with respect to sales of qualified fuel to an unrelated party. The Section 29 credit equates to approximately $20.00-$28.00 per ton of alternative fuel, depending upon the recoverable heat content.

         In order to qualify as "solid synthetic fuels produced from coal" for purposes of the Section 29 credit, the fuel produced must differ significantly in chemical composition, as opposed to physical composition, from the raw material used to produce it. In September 1995, Covol Fuels received a Private Letter Ruling, or PLR, from the IRS in which the IRS, based on representations made to it by Covol Fuels, ruled that Covol Fuels' alternative fuel technology produces a significant chemical change compared to the parent feedstocks and thus qualifies the end product for the Section 29 credit.

         Because Covol Fuels currently does not sell fuel from an alternative fuel facility, Covol Fuels does not itself claim Section 29 tax credits. However, licensees of Covol Fuels' alternative fuel technology do claim Section 29 tax credits. At least 14 PLRs covering 19 alternative fuel facilities have been obtained by third parties in connection with licenses of Covol Fuels' alternative fuel technology. PLRs are only binding with respect to the specific facts and circumstances addressed in the PLR and may only be relied on by the party that obtained the PLR. Also, in its rulings to licensees the IRS notes that no temporary or final regulations pertaining to one or more of the issues addressed in the PLRs have been adopted and that the PLRs would be modified or revoked by the adoption of temporary or final regulations to the extent the regulations are inconsistent with any conclusions in the PLRs. The IRS notes, however, that a PLR is not revoked or modified retroactively, except in rare and unusual circumstances, provided that:

   o     there has been no misstatement or omission of material facts,

   o the facts at the time of the transaction are not materially different from the facts on which the PLR was based,

   o     there has been no change in the applicable law,

   o     the PLR was originally issued for a proposed transaction, and

   o the taxpayer directly involved in the PLR acted in good faith in relying on the PLR, and revoking the PLR retroactively would be to the taxpayer's detriment.

         The Section 29 credit is subject to a phaseout after unregulated oil prices reach specified levels under an annually adjusted formula. The credit would begin to phase out if the reference price for oil exceeds approximately $48.00 per barrel. The credit is also subject to reduction insofar as an otherwise qualifying facility benefits from grants or subsidized financing provided by federal, state, or local governments, or from tax-exempt bond financing.

         Section 29 of the tax code contains no provision for carryback or carryforward of Section 29 credits. Once earned, the credits are not subject to subsequent recapture. By virtue of the various limitations and other factors described above, there can be no assurances that any particular amount of
Section 29 credit will be allowable and usable. To qualify for the tax credit, the alternative fuel facilities must have been constructed pursuant to a binding written contract in effect as of December 31, 1996, and placed in service before July 1, 1998. The Section 29 credit will, under present law, be available for sales of qualified fuels completed before January 1, 2008.

         Because of the significance of the Section 29 tax credit, constituents have from time-to-time communicated with their congressional representatives about the benefits and burdens of the credit. Congress periodically entertains legislation to further extend Section 29 deadlines, particularly in times of heightened energy dependence awareness. The Department of the Treasury and the IRS have ongoing oversight programs and review taxpayer use of the credit for possible abuses, including whether there should be restrictions on the availability of credits.

         Covol Fuels pioneered work with the IRS in defining the criteria for chemical change in coal-based synthetic fuel. Covol obtained one of the first PLR's from the IRS for a coal-based synthetic fuel facility and assisted in establishing record keeping and compliance procedures. Covol Fuels' reagents have demonstrated significant chemical change as verified through independent laboratories. Covol Fuels can tailor the reagents to maintain chemical change across the full FTIR spectrum while enhancing chemical change on specific absorption peaks on high rank coals. Covol Fuel's in-house personnel work hand-in-hand with customers to achieve compliance with IRS guidelines.

Hydrocarbon Technologies, Inc. (HTI)

         HTI Acquisition. On May 2, 2001, Headwaters entered into an Agreement and Plan of Reorganization and a Share Exchange Agreement with HTI and its shareholders, pursuant to which Headwaters has now acquired all of the stock of HTI, in exchange for $1,394,920 and 592,952 shares of Headwaters common stock at the closing, which occurred in August 2001 (with 10% of the cash and shares being placed in escrow to protect Headwaters from any breaches or misrepresentations in the representations, warranties, and covenants in the agreements), plus the conversion of HTI options into options to purchase up to 144,285 shares of Headwaters stock. The HTI shareholders tendering their shares under the Share Exchange Agreement are also eligible to obtain up to approximately $1,395,000 of additional cash and approximately 593,000 additional shares of Headwaters common stock, in the aggregate, if HTI achieves certain business and financial milestones specified in the Share Exchange Agreement. HTI will continue to conduct its business as a wholly-owned subsidiary of Headwaters.

         HTI is a company focused on developing and commercializing catalysts and catalytic processes for producing chemicals and converting low-value fossil fuels into high-value alternative fuels while improving energy efficiency and reducing environmental risks. Initially formed in 1943 as Hydrocarbon Research, Inc., the Company and its predecessor have a long history of developing and commercializing leading edge chemical and energy technologies.

         One of the core competencies developed by HTI is working at the molecular level to control how atoms of precious metals catalysts are fixed on substrate materials. Nanotechnology is one of the most significant advancements in catalysis technology during the past 20 years, and HTI is currently positioned to be a major player within this market through its research expertise and increasing portfolio of patents.

         HTI offers technology for producing ultra-clean liquid fuels directly from coal. In this process, coal molecules are changed into diesel, gasoline and other fuel molecules, and sulfur, nitrogen, ash and other impurities are removed, leaving a very high grade of liquid fuel.

         HTI has developed a patented technology to change complex heavy oil molecules into lighter molecules. The HTI process is a novel hydrocracking process using HTI's proprietary slurry catalyst and close-coupled hydrotreating to produce ultra-clean diesel fuel, jet fuel, gasoline or fuel oil. The technology can be applied in new or existing hydrocrackers.

         Many used motor oils and bottom-of-the-barrel refinery residual oils are difficult to process in existing refineries because they contain high percentages of sulfur, ash, carbon residues and heavy metals. HTI holds the patents to an innovative environmentally-clean process that upgrades these oils using the carbon in scrap tires to remove impurities. All of the feed materials are fully utilized and converted into value added products.

         Commercialization of slurry-phase Fischer-Tropsch (F-T) technology is a major objective of both government and industry to provide the nation with adequate clean diesel fuels from indigenous fossil fuel resources. HTI has developed a novel skeletal-iron F-T catalyst specifically designed for slurry-phase reactors. It is stronger than conventional F-T catalysts and delivers improved economics, making F-T technology more competitive in the marketplace.

         HTI maintains a staff of engineers, scientists and technicians with expertise in the design and operation of high-pressure and temperature process plants. The Company has invested $30 million in pilot plant and laboratory facilities in Lawrenceville, New Jersey. The facilities meet all of the latest environmental and safety standards and are used for providing outside services for other companies and government agencies.

Proprietary Protection

         Trademarks and Service Marks. Headwaters and its subsidiaries have three registered trademarks issued between 1997 and 2000 and one pending trademark application filed in 2000.

         Patents. Headwaters and its subsidiaries have 23 U.S. patents that expire between 2011 and 2020 and seven U.S. patent applications pending.

         There can be no assurance as to the scope of protection afforded by the patents. In addition, there are other technologies in use and others may subsequently be developed, which do not, or will not, utilize processes covered by the patents. There can be no assurance that Headwaters' patents will not be infringed or challenged by other parties or that Headwaters will not infringe on patents held by other parties. Because many of these patents represent new technology, the importance of the patents to Headwaters' business will depend on its ability to commercialize these technologies successfully, as well as its ability to protect its technology from infringement or challenge by other parties.

         In addition to patent protection, Headwaters also relies on trade secrets, know-how, and confidentiality agreements to protect the Headwaters technologies. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such know-how or obtain access to Headwaters' know-how, concepts, ideas, and documentation.

         Since Headwaters' proprietary information is important to its business, failure to protect ownership of its proprietary information would likely have a material adverse effect on Headwaters. Headwaters' current revenues are dependent upon license agreements by which licensees use the Headwaters technologies to manufacture alternative fuel and then pay license fees, and purchase chemical reagent products from Headwaters. Headwaters believes that its patents, trade secrets, know-how, and confidential information are the basis upon which Headwaters is able to obtain licensing agreements.

Other Strategic Acquisitions

         Headwaters believes that it may have unique opportunities to pursue additional acquisitions that are synergistic with Headwaters' financial and operational objectives. Headwaters will evaluate possible acquisitions of complementary businesses aligned to the chemical, mineral, or energy industries in which Headwaters does business. If suitable candidates are not found in these industries, Headwaters intends to pursue possible acquisition candidates in other growing industries where promising financial returns exist.

Government Regulation

         Covol Fuels and Licensees. Covol Fuels' and its licensees' alternative fuel operations are subject to federal, state, and local environmental regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage, and disposal of waste products. In order to establish and operate the alternative fuel plants, Covol Fuels and its licensees have obtained various state and local permits. Covol Fuels believes that it or its licensees have obtained all required permits to construct and operate alternative fuel facilities, and that they are in substantial compliance with all relevant laws and regulations governing alternative fuel operations.

         Compliance with permits, regulations, and the approved processes and procedures help protect against pollution or contamination. Acid is the only stored raw material used in the approved alternative fuel from coal process that is classified as hazardous. Still, the possibility exists that regulatory noncompliance or accidental discharges, in spite of safeguards, could create an environmental liability. Therefore, Covol Fuels' and its licensees' alternative fuel operations entail risk of environmental damage and Covol Fuels or its licensees could incur liabilities in the future arising from the discharge of pollutants into the environment or from waste disposal practices.

         Failure by Covol Fuels or its licensees to maintain necessary permits to operate alternative fuel plants and to comply with permit requirements could have a material adverse effect on Covol Fuels or its licensees. Other developments, such as the enactment of more stringent environmental laws and regulations, could require Covol Fuels or its licensees to incur significant capital expenditures. If Covol Fuels or its licensees are unable to comply with such laws and regulations, or if compliance substantially increases production costs, such developments could also have a material adverse effect on Covol Fuels.

         HTI. HTI's operations are also subject to federal, state, and local environmental regulation. HTI believes that it has obtained all required permits pertaining to its business and operations, and that it is in substantial compliance with all applicable laws.

         HTI's ordinary course of business involves using its facilities to perform R&D activities, process and recycle oil and to research and develop technologies involving waste coal, oil chemicals, and energy technologies, including liquefaction of coal. As a result, petroleum and other hazardous materials have been and are present on its property. HTI hires independent contractors to transport and dispose of any hazardous materials generated and sends any hazardous wastes only to federally approved, large scale, and reputable off-site waste facilities. HTI's wholly owned subsidiary Chemsampco's ordinary course of business involves distillation to purify products, analysis, packaging of chemicals, and the selling, warehousing, and manufacturing of organic chemicals in small research volumes (generally from 1 gram to 1 kilogram). As a result, hazardous materials have been and are present on Chemsampco's leased property. HTI believes that appropriate handling and training procedures are in effect for HTI's and Chemsampco's properties and operations. However, the possibility still exists that regulatory noncompliance or accidental discharges, in spite of safeguards, could create an environmental liability. Therefore, HTI's and Chemsampco's operations entail risk of environmental damage and HTI could incur liabilities in the future arising from the discharge of pollutants into the environment or from waste disposal practices.

         Safety. Covol Fuels, its licensees, and HTI are also subject to federal and state safety and health standards. Covol Fuels is committed to providing effective management of worker safety and health protection. In addition, Covol Fuels has developed a safety policy designed to raise and maintain safety awareness by both management and employees. Covol Fuels has a positive, well-established, working relationship with MSHA and has coordinated and hosted meetings between MSHA and synthetic fuel industry participants. Failure by Covol Fuels or its licensees to comply with safety and health standards could have a material adverse affect on Covol Fuels. For example, a regulatory inspector could close an alternative fuel facility until the licensee meets the required standards.

Competition

         Alternative fuels made using the Headwaters technologies compete with other alternative fuel products as well as traditional fuels. Competitive factors include price, quality, delivery cost, and handling costs. Headwaters may experience competition from other alternative fuel technology companies and their licensees, particularly those companies with technologies to produce coal-based solid alternative fuels. Competition may come in the form of the licensing of the competing technologies to process coal derivatives, the marketing of competitive chemical reagents, the marketing of end products qualifying as synthetic fuel, and the development of alternative fuel projects. Competition includes, for example, Nalco Chemical Company in the chemical reagent sales business. Headwaters also experiences competition from traditional coal and fuel suppliers and natural resource producers, in addition to those companies that specialize in the recycling and upgrading of industrial waste products. Many of these companies have greater financial, management, and other resources than Headwaters. Headwaters believes that it will be able to compete effectively, but there can be no assurance that it will be able to do so successfully.

Employees

         Headwaters and its subsidiaries currently employ approximately 110 persons full-time. Of these employees, approximately 50 are in alternative fuel operations and technical support services, 14 are in corporate administration, miscellaneous operations and project development, and 45 are employed by HTI. None of these employees are covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

         In October 2000, Headwaters leased for a five year term approximately 7,000 square-feet of office space in Draper, Utah, which houses Headwaters' executive offices. The lease provides for a monthly rent of approximately $8,000, with certain adjustments for inflation plus expenses.

         In 1995, HTI purchased approximately six acres in Lawrenceville, New Jersey, where its headquarters and research facilities are now located. HTI's subsidiary Chemsampco leases real property located in Lawrence Township, New Jersey, for $3,800 per month. The lease was entered into on July 28, 1998 and expires on August 31, 2002.

         None of Headwaters' other subsidiaries have significant interests in real property.


ITEM 3.  LEGAL PROCEEDINGS

         Headwaters has ongoing litigation that it has incurred in the normal course of business, including the items discussed herein. Headwaters intends to vigorously defend and/or pursue its rights in these actions. Headwaters does not currently believe that the outcome of these actions will have a material adverse effect on the Company's financial position.

         Adtech. In October 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to an alternative fuel technology invented by Davidson. (This technology is distinct from the technology developed by Headwaters.) In September 2000, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee filed by Adtech, Inc. against Davidson and Headwaters. In the action, certain purported officers and directors of Adtech alleged that the technology purchase transaction was an unauthorized corporate action and that Davidson and Headwaters conspired together to effect the transfer. The complaint asserted related causes of action and sought unspecified money damages and other relief. In August 2001, the trial court granted Headwaters' motion to dismiss the complaint. It is not known whether the plaintiffs will appeal. Because resolution of the litigation is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

         AJG. In December 1996, Headwaters entered into a technology license and proprietary chemical sale agreement with AJG Financial Services, Inc. The agreement called for AJG to pay royalties and to purchase proprietary chemical material from Headwaters. In October 2000, Headwaters filed a complaint in the Fourth District Court for the State of Utah against AJG alleging that it had failed to make payments and to perform other obligations under the agreement. Headwaters asserts claims including breach of contract, declaratory judgment, unjust enrichment, and accounting and seeks money damages in the amount of $750,000 plus other damages to be proven at trial, as well as other relief. AJG's answer to the complaint denied Headwaters' claims and asserted counter-claims based upon allegations of misrepresentation and breach of contract. AJG seeks unspecified compensatory damages as well as punitive damages. Headwaters has denied the allegations of AJG's counter-claims. Because the litigation is at an early stage and resolution is uncertain, legal counsel cannot express an opinion as to the ultimate amount of recovery or liability.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The shares of Headwaters' common stock trade on the Nasdaq Stock Market(SM) under the symbol "HDWR." Options on Headwaters' common stock are traded on the Chicago Board Options Exchange under the symbol "HQK." The following table sets forth, for the periods presented, the high and low trading prices of Headwaters' common stock as reported by Nasdaq. The following prices may not be considered valid indications of market value due to the limited and sporadic trading in the shares of common stock during certain periods.

         Fiscal 2000                                    Low          High
         -----------                                    ---          ----
         Quarter ended December 31, 1999               $0.50         $3.25
         Quarter ended March 31, 2000                   0.78          2.31
         Quarter ended June 30, 2000                    1.25          2.13
         Quarter ended September 30, 2000               2.06          4.75

         Fiscal 2001
         -----------
         Quarter ended December 31, 2000               $2.13        $ 3.25
         Quarter ended March 31, 2001                   2.25          6.53
         Quarter ended June 30, 2001                    6.44         16.00
         Quarter ended September 30, 2001               7.11         14.19

         As of November 30, 2001, there were approximately 453 stockholders of record of Headwaters' common stock. Headwaters has not paid dividends on its common stock to date and does not intend to pay dividends on its common stock in the foreseeable future. Headwaters intends to retain earnings to finance the development and expansion of its business. Payment of common stock dividends in the future will depend, among other things, upon Headwaters' ability to generate earnings, its need for capital, investment opportunities and its overall financial condition.

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

         In 1996, Headwaters formed two limited partnerships, Alabama Synfuel #1 Ltd. and Utah Synfuel #1 Ltd., to assist with the financing of construction at two alternative fuel facilities. These two facilities have been sold. On September 9, 1998, Headwaters offered the limited partners in Utah Synfuel #1 and Alabama Synfuel #1 an exchange of Headwaters' common stock for their limited partnership interests. The exchange ratio was based in part on an independent valuation of the limited partnerships' assets and other factors including but not limited to current and future expected cash flow of the partnerships and current market values of Headwaters' common stock as quoted by Nasdaq. The exchange ratio for Utah Synfuel #1 was 112.828 shares of common stock for each limited partnership unit and for Alabama Synfuel #1 was 125.97 shares for each limited partnership unit. The limited partnerships' units originally sold for $1,000 per unit.

         As of November 10, 1999, all of the limited partners in Utah Synfuel #1 and all of the limited partners in Alabama Synfuel #1 had agreed to exchange their limited partnership interests for shares of Headwaters' common stock, and accordingly Utah Synfuel #1 and Alabama Synfuel #1 became wholly-owned subsidiaries of Headwaters.

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

         During January 1999, Headwaters completed a financing transaction with a major shareholder and lender to Headwaters, that consisted of the sale of 1,000 shares of a new series of non-voting, 7% dividend, convertible preferred stock, designated as Series C 7% Convertible Preferred Stock. Headwaters received approximately $900,000 in net proceeds from the issuance of this preferred stock.

         Warrants for the purchase of 72,727 shares of common stock were issued in conjunction with this preferred stock. The warrants were exercisable through July 2001 at an exercise price of $6.88 per share. The exercise deadline for certain other warrants with an exercise price of $7.00 per share held by the shareholder were extended to June 2000 and certain additional warrants with an exercise price of $30.00 per share were relinquished and canceled. Headwaters granted registration rights for the restricted common shares issuable upon conversion of the preferred stock or upon exercise of the common stock warrants.

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

         In April 2000, an investor acquired from a third party a Headwaters' 14% note due in April 2000 with an approximate $3,000,000 balance and at the same time also acquired from the third party warrants to purchase 100,000 shares of Headwaters' common stock. Headwaters and the investor agreed to extend for one year the repayment date for $1,000,000 of the principal amount of the note. Headwaters and the investor further agreed to the satisfaction of $2,000,000 of the note in exchange for 1,185,818 shares of Headwaters restricted common stock, $0.001 par value, and warrants to purchase 296,000 shares of Headwaters' common stock. The warrants are exercisable through April 2005 at a price of $2.10 per share. In July 2000, Headwaters repaid the $1,000,000 note balance which was accruing interest at 14%. A former director of Headwaters was also a manager and 2.5% owner of the investor. The director disclaims any beneficial interest in the investor's securities in Headwaters.

         In August 2001, Headwaters completed a 100% acquisition of HTI for total costs at closing of approximately $11,774,000, including the issuance of approximately 593,000 shares of Headwaters restricted common stock. Former HTI shareholders are also eligible to receive up to 593,000 additional shares of Headwaters restricted common stock in future periods if HTI achieves certain operating targets and other milestones. Headwaters is obligated to file a registration statement on Form S-3 to register the restricted stock issued and issuable to the former HTI shareholders.

         During the fiscal year ended September 30, 2001, options for the exercise of approximately 116,000 shares of Headwaters common stock were exercised, resulting in the issuance of restricted shares of common stock.


ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data are derived from the consolidated financial statements of Headwaters. This information should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. As more fully described in Notes 14 and 15 to the consolidated financial statements, in 1999 and 2000 Headwaters recorded approximately $0 and $17,949,000, respectively, of gains on sale of facilities and other transactions, and approximately $9,234,000 and $17,758,000, respectively, of losses on sale of facilities, asset write-offs and other charges. Headwaters believes these items are not directly related to its core business and does not expect similar items in the future. As more fully described in Note 15 to the consolidated financial statements, in 2000 Headwaters recorded an extraordinary loss on early extinguishment of debt of $7,860,000. Additionally, as more fully described in Note 11 to the consolidated financial statements, in 2000 and 2001, Headwaters recorded approximately $3,000,000 and $7,470,000, respectively, of income tax benefit from the reduction of its deferred tax asset valuation allowance. Also, as more fully described in Notes 2 and 3 to the consolidated financial statements, in August 2001, Headwaters acquired HTI, the financial statements of which are consolidated with Headwaters' financial statements using a one-month lag. Accordingly, HTI's August 2001 acquisition date balance sheet has been consolidated with Headwaters' September 30, 2001 balance sheet but no results of operations of HTI have been included in Headwaters' consolidated results for any period.

         The selected financial data as of and for the years ended September 30, 1997 and 1998 and as of September 30, 1999 are derived from audited financial statements not included herein. The selected financial data for the year ended September 30, 1999 were derived from the financial statements of Headwaters which have been audited by PricewaterhouseCoopers LLP included elsewhere herein. The selected financial data as of and for the years ended September 30, 2000 and 2001 were derived from the financial statements of Headwaters which have been audited by Arthur Andersen LLP included elsewhere herein.

                                                                      Year Ended September 30,
                                                  -----------------------------------------------------------------
(thousands of dollars, except per-share data)        1997         1998         1999         2000          2001
------------------------------------------------- ------------ ------------ ------------ ------------ -------------
OPERATING DATA:
     Total revenue                                   $    147      $ 2,186      $ 6,719       $45,835       $45,464
     Net income (loss)                                (10,498)     (11,308)     (28,393)        3,682        21,517
     Diluted net income (loss) per
        common share                                    (1.32)       (1.17)       (2.39)         0.15          0.87

                                                                        As of September 30,
                                                  -----------------------------------------------------------------
(thousands of dollars)                               1997         1998         1999         2000          2001
------------------------------------------------- ------------ ------------ ------------ ------------ -------------
BALANCE SHEET DATA:
     Working capital (deficit)                        $(3,471)     $ 7,497      $(1,799)     $11,225       $ 9,725
     Net property, plant and equipment                 13,619       15,809       14,182          552         2,680
     Total assets                                      26,590       68,061       58,095       33,441        55,375
     Long-term obligations:
        Long-term liabilities                           3,817       14,879       18,422        5,235         3,055
        Deferred revenue                                1,545        8,377        7,501       10,513         6,911
        Redeemable convertible preferred
           stock                                           --           --        4,332           --            --
     Total long-term obligations                        5,362       23,256       30,255       15,748         9,966
     Total stockholders' equity (deficit)               6,426       14,746       (1,028)      10,747        31,086


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the information set forth under the caption entitled "ITEM 6. SELECTED FINANCIAL DATA" and the consolidated financial statements and notes thereto included elsewhere herein. Headwaters' fiscal year ends on September 30 and unless otherwise noted, all future references to years shall mean Headwaters' fiscal year rather than a calendar year.

Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

         The information set forth below compares Headwaters' operating results for 2001 with its operating results for 2000.

         Revenue. There was $17,949,000 of gains on sale of facilities and other transactions in 2000. There was no such revenue recorded in 2001 and as a result, total revenue for 2001 decreased by $371,000 to $45,464,000 as compared to $45,835,000 for 2000. The major components of revenue are discussed in the sections below.

         License Fees. During 2001, Headwaters recognized license fee revenue totaling $20,765,000, an increase of $3,450,000 over $17,315,000 of license fee revenue recognized during 2000. License fees in 2001 consisted of recurring license fees or royalty payments of $18,750,000 and deferred revenue amortization of $2,015,000. License fees in 2000 consisted of recurring license fees of $16,513,000 and deferred revenue amortization of $802,000.

         Recurring license fees in 2000 included $11,680,000 related to a single licensee that owned four facilities. This licensee did not report and pay certain prior period royalty obligations to Headwaters timely, resulting in some "catch-up" revenue recognition in 2000 for royalties related to periods other than the year ended September 30, 2000. Moreover, this licensee significantly reduced its production and sale of alternative fuel in early 2001 and did not operate the four facilities for most of 2001. These two factors combined resulted in a decline in recurring license fees from the licensee of approximately $7,982,000 in 2001 as compared to 2000. This licensee sold the facilities in October 2001 and Headwaters expects to receive license fees from the new owner in 2002. Due to increased alternative fuel sales, there was an increase of approximately $10,219,000 in recurring license fees from all other licensees in 2001 over 2000. In 2001, the largest single licensee accounted for $6,228,000 of earned license fees.

         Chemical Sales. Chemical sales during 2001 were $22,407,000 with a corresponding direct cost of $14,524,000. Chemical sales during 2000 were $9,757,000 with a corresponding direct cost of $6,617,000. The increase in chemical sales in 2001 over 2000 was due to increased alternative fuel production by Headwaters' licensees, as well as sales of chemicals to new customers. There were no similar sales of chemicals to new customers in 2000. Currently, Headwaters expects its future chemical sales revenue from all licensees and other customers to be higher than the amounts reported for 2001 due to anticipated increases in alternative fuel production by licensees and increased sales of chemicals to new customers. Headwaters currently expects future gross profit margins to be somewhat less than the record margin percentage for 2001 due to differing chemical formula requirements of certain licensees and new customers.

         Gains on Sale of Facilities and Other Transactions. In 1999, Headwaters sold a facility located in Pennsylvania on which a loss of approximately $1,839,000 was recognized. Headwaters also entered into an agreement under which it operates this facility on behalf of the owner. In 2000, upon achieving specified operating performance milestones, Headwaters received additional cash payments related to the sale of this facility. These payments, net of obligations to third parties, approximated $7,377,000. Of the net amount received, Headwaters recognized $4,400,000 as revenue in 2000 because there were no ongoing obligations associated with those payments. Headwaters deferred the recognition of $2,977,000, which amount was characterized in the sales agreement as prepaid royalties. This amount is being recognized as revenue on a straight-line basis through December 2007.

         In 2000, Headwaters sold the three remaining alternative fuel facilities it owned plus an option to acquire a licensee facility. One of these sold facilities was located in Utah, two of these facilities were located in West Virginia, and the facility under option was located in Nevada. Headwaters reported net gains on these transactions totaling approximately $12,470,000. Headwaters also entered into its standard supply agreements with the new owners of the facilities to sell proprietary chemical material used at the facilities and receives ongoing royalties based upon the sale of alternative fuel from the facilities. In 2000, Headwaters also recorded gains of approximately $1,079,000 related to the satisfaction of a $755,000 contingent contract liability and a $324,000 gain recognized on a note receivable transaction. There were no facility sales or gains recorded in 2001.

         Cost of Operations. These costs decreased by $1,284,000 to $3,071,000 in 2001 from $4,355,000 in 2000. The decrease was primarily attributable to elimination of operating costs associated with the three facilities owned by Headwaters which were sold in December 1999 through April 2000. In 2000, cost of operations included labor and other operating expenses at the owned alternative fuel facilities and the wash plant located in Utah. There were no such costs in 2001.

         Selling, General and Administrative Expenses. These expenses increased $1,011,000 to $5,838,000 during 2001 from $4,827,000 for 2000. The increase in
2001 was due primarily to an increase in professional services expenses of approximately $1,273,000 and an increase in compensation-related costs of approximately $257,000. These increases were partially offset by the resolution of certain liabilities for $175,000 less than previously recorded and a net decrease in other cost categories of approximately $344,000. The increase in professional services expenses was due primarily to legal costs associated with the current legal actions Headwaters is pursuing. The increase in compensation-related costs related primarily to an increase in marketing department headcount.

         Asset Write-offs and Other Charges. In 2000, Headwaters recorded an impairment charge of approximately $14,804,000 related to assets located in Utah and Alabama. This impairment charge consisted of an approximate $12,615,000 write-down to net realizable value of certain ancillary equipment which remained on the sites when the facilities were sold and was idled, plus an approximate $2,189,000 write-off of an intangible asset which was no longer considered recoverable due to the relocation of a licensee facility. Headwaters also recorded employee severance and other non-cash charges from incremental amortization of deferred compensation from stock options (resulting from the termination of employees whose stock options became fully vested upon termination) totaling approximately $1,443,000. Other settlement charges ($979,000) and asset write-downs ($532,000) were recorded in 2000. All of these asset write-offs and other charges totaled approximately $17,758,000. There were no similar charges recorded in 2001.

         Acquired In-process Research and Development. Approximately $2,400,000 of the HTI purchase price was allocated to purchased in-process research and development, all of which was expensed in 2001(see "Acquisition of HTI," below).

         Other Income and Expense. During 2001, Headwaters reported net other expenses of $5,163,000 compared to net other expenses of $3,636,000 during 2000. The increase of $1,527,000 in net other expense is primarily attributable to a decrease in interest and investment income of approximately $1,049,000 and an increase in equity and debt investment-related losses of approximately $5,519,000, partially offset by a decrease of approximately $4,590,000 in interest expense and an increase in the mark-to-market adjustment of the carrying value of a related party note receivable of approximately $475,000.

         The decrease in interest income from 2000 to 2001 primarily related to a decrease in interest from the related party note receivable discussed below from $515,000 in 2000 to $0 in 2001 and a decrease in the interest rate on a $6,500,000 note receivable from a licensee. During 2000, Headwaters made several equity investments in and loans to unrelated high-risk entities and in 2000, Headwaters recognized approximately $746,000 of losses related to its equity investments. During 2001, Headwaters recorded additional losses totaling approximately $6,265,000 related to write-offs of notes receivable and losses on equity investments, for an increase of $5,519,000 in the 2001 losses compared to 2000.

         Interest expense decreased in 2001 primarily due to the significantly lower average levels of outstanding borrowings that existed in 2001 as compared to 2000. During 1996, Headwaters sold certain construction companies and received as consideration a $5,000,000 note receivable. The note was "marked to market" each period based upon the market value of Headwaters' common stock held as collateral and was reflected in the consolidated balance sheet at the underlying value of this collateral, $466,000 at September 30, 2000. In 2001, Headwaters accepted as full satisfaction of the note receivable the shares of Headwaters' stock collateralizing the note and a new note receivable which was fully reserved. This resulted in recognition of a gain in 2001 of approximately $541,000, representing the increase in value of the collateral from September 30, 2000 to the date the collateral was surrendered in payment of the note. The corresponding adjustment in 2000 resulted in a write-up of $66,000 for a net increase in the adjustment of $475,000 in 2001 compared to 2000.

         Income Taxes. In 2000, Headwaters reported a net income tax benefit of $2,900,000, consisting of the recognition of $3,000,000 of its deferred tax asset, reduced by $100,000 of federal alternative minimum tax. In 2001, Headwaters reported a net income tax benefit of $7,049,000, consisting of the recognition of $7,470,000 of its deferred tax asset, reduced by $100,000 of federal alternative minimum tax and $321,000 of current state income tax expense.

         Headwaters' valuation allowance decreased by $14,200,000 during 2001. A valuation allowance is provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Based primarily on results of operations in 2001 and expected future results of operations, Headwaters determined that as of September 30, 2001, it is more likely than not that its deferred tax assets will be realized and the valuation allowance was reduced. In order to realize the entire amount of its deferred tax asset, Headwaters may need to report in excess of $25,000,000 of pretax earnings.

         Extraordinary Item. In 2000, Headwaters redeemed all of its remaining convertible debt. The redemption consideration and early prepayment costs included approximately $7,037,000 in cash plus the issuance of approximately 214,000 shares of common stock. The loss recognized as a result of the total redemption consideration paid plus the acceleration of amortization of the unamortized debt discount and debt issuance costs in excess of the debt carrying value totaled approximately $7,860,000.

Year Ended September 30, 2000 Compared to Year Ended September 30, 1999

         The information set forth below compares Headwaters' operating results for 2000 with its operating results for 1999.

         Revenue. Total revenue for 2000 increased by $39,116,000 to $45,835,000 as compared to $6,719,000 for 1999. The major components of this revenue are discussed in the sections below.

         License Fees. During 2000, Headwaters recognized license fees totaling $17,315,000 while $3,526,000 of license fees were recognized during 1999. The license fees in 2000 consisted of the straight-line amortization of one-time non-refundable initial and prepaid license fees of $1,003,000, reduced by a one-time adjustment of $201,000, and recurring license fees or royalty payments of $16,513,000. License fees in 1999 consisted of the straight-line amortization of one-time non-refundable initial license fees of $875,000 and recurring license fees or royalty payments of $2,651,000. The increase in 2000 recurring license fees was due primarily to a significant increase from a licensee that owns and operates four alternative fuel facilities in addition to less significant increases from other licensees.

         Chemical Sales. Chemical sales during 2000 were $9,757,000 with a corresponding direct cost of $6,617,000. Chemical sales during 1999 were $2,140,000 with a corresponding direct cost of $1,695,000. The increase in chemical sales in 2000 over 1999 was due to increased alternative fuel production by Headwaters' licensees.

         Gains on Sale of Facilities and Other Transactions. In 2000, Headwaters recognized gains on the sale of its owned alternative fuel facilities totaling approximately $16,870,000. Headwaters also recorded gains of approximately $1,079,000 related to the satisfaction of a $755,000 contingent contract liability and a $324,000 gain recognized on a note receivable transaction. There were no facility sales or gains recorded in 1999.

         Cost of Operations. These costs decreased by $8,967,000 to $4,355,000 during 2000 from $13,322,000 during 1999. During 2000, Headwaters incurred significantly lower operating expenses in connection with the continued refinement and implementation of the briquetting process associated with the 24 facilities placed in service during 1998, and in particular the operating costs associated with the four facilities owned by Headwaters which were sold. In 1999, cost of operations consisted primarily of labor and operating expenses at the owned alternative fuel facilities and the wash plant located in Utah, losses related to the write-down of inventory purchased from Coaltech, and costs incurred in providing assistance to Headwaters' licensees in resolving ramp-up issues at their alternative fuel facilities.

         Until October 1999, Headwaters operated an alternative fuel facility for Coaltech, a partnership for which Headwaters was the general partner. Under the operating agreement, Headwaters was contractually obligated to purchase all of the alternative fuel produced at cost plus $1 per ton. Production of alternative fuel from this facility during 1999 was not significant and accordingly, the cost per ton was significantly in excess of the current market value. These costs and the corresponding write-down of this inventory to its market value are included in cost of operations. The 1999 write-down was approximately $1,815,000. Headwaters operated the Coaltech Utah facility at a loss because of the need to gain operating experience (it was the first alternative fuel facility Headwaters built and operated), test alternative production methods, maintain operational status for Section 29 qualification, maintain the relationship with AJ Gallagher, an owner of the facility and a major licensee and partner of Headwaters, and other related business reasons.

         Selling, General and Administrative Expenses. These expenses decreased $54,000, or 1%, to $4,827,000 during 2000 from $4,881,000 for 1999.

         Asset Write-offs and Other Charges. In 2000, Headwaters recorded impairment charges of approximately $14,804,000 related to assets located in Utah and Alabama. Headwaters also recorded employee severance and other non-cash charges from incremental amortization of deferred compensation from stock options totaling approximately $1,443,000. Other settlement charges ($979,000) and asset write-downs ($532,000) were recorded in 2000. All of these asset write-offs and other charges totaled approximately $17,758,000.

         In 1999, Headwaters sold a facility located in Pennsylvania on which a loss of approximately $1,839,000 was recognized. Also in 1999, certain assets, primarily consisting of leasehold improvements on the property where a small alternative fuel facility was located, were abandoned. The carrying value of these assets, totaling approximately $556,000, was written off during 1999. Based on the uncertainty of recovering certain advances on coal fine inventories paid from 1997 through May 1999, Headwaters wrote off $3,677,000 of advances on inventories in 1999. In addition, Headwaters wrote off a $660,000 note receivable and recorded a liability for approximately $469,000 related to a settlement agreement with a company that had provided Headwaters with advice with respect to the use of certain alternative fuel technology, certain financing obtained and the sale of certain alternative facilities. Finally,

Headwaters recorded approximately $2,033,000 of non-cash, incremental amortization of deferred compensation from stock options, resulting from the termination of employees whose stock options became fully vested upon termination. All of these 1999 losses, write-offs and provisions totaled approximately $9,234,000, which amount is recorded as asset write-offs and other charges in the consolidated statement of operations.

         Other Income and Expense. During 2000, Headwaters reported net other expenses of $3,636,000 compared to $5,980,000 for 1999. This decrease in net other expense of $2,344,000 relates primarily to a decrease of $1,439,000 in interest expense and a positive variance of $1,275,000 in the mark-to-market adjustment of the carrying value of a related party note receivable collateralized by Headwaters common stock, offset by $746,000 of losses recorded in 2000 in the carrying value of equity investments.

         Interest expense decreased in 2000 primarily due to the lower average levels of outstanding borrowings which existed in 2000 as compared to 1999, most notably as a result of the debt repayments during 2000. The adjustment to the carrying amount of the related party note receivable (which was "marked to market" each period based upon the market value of Headwaters' common stock held as collateral) resulted in a write-up of $66,000 during 2000, compared to a write-down of $1,209,000 during 1999 for a net change of $1,275,000. During 2000, Headwaters made investments in several less than 50%-owned affiliates. During 2000, the provision for allowances totaled approximately $646,000. In addition, Headwaters recognized approximately $100,000 of losses related to its equity in investments accounted for using the equity method.

         Income Taxes. In 2000, Headwaters reported a net income tax benefit of $2,900,000, consisting of the recognition of $3,000,000 of its deferred tax asset, reduced by $100,000 of federal alternative minimum tax. Headwaters had no income tax provision or benefit in 1999 because of its net operating loss position.

Liquidity and Capital Resources

         Net cash provided by operating activities during 2001 was $18,884,000 compared to $6,608,000 during 2000. Most of the cash flow from operating activities in 2001was attributable to net income of $21,517,000. During 2001, investing activities consisted primarily of investments in and loans to non-affiliated companies of approximately $4,636,000 and the acquisition of HTI for cash of approximately $4,845,000 and the issuance of stock and stock options valued at approximately $6,810,000. Financing activities in 2001 consisted primarily of proceeds from borrowings of approximately $8,991,000, repayments of borrowings of approximately $9,941,000, the purchase of treasury stock, net of transfers to Headwaters' Employee Stock Purchase Plan, for approximately $10,409,000, and proceeds from the exercise of stock options and warrants of approximately $1,926,000.

         In 2001, Headwaters' primary investing activity consisted of investments in and loans to unrelated high-risk companies. During 2001, Headwaters collected, wrote off, or sold all of the loans to such entities and wrote off or sold all of the equity investments. Total losses recorded in 2001 were approximately $6,265,000. In September 2001, Headwaters sold all of its remaining high-risk investments in exchange for a $4,000,000 collateral-based note receivable from a limited liability corporation. This note is due no later than September 2004, is collateralized by the bridge loans and equity investments sold and is being accounted for on the cost recovery method. Headwaters also has certain contract rights in excess of the $4,000,000 note amount in certain situations relating to the collection of cash by the limited liability company. Headwaters does not currently intend to make any significant additional equity investments in or loans to any new unrelated entities, but could incur additional losses if the $4,000,000 loan is not repaid. In addition to the $4,000,000 note receivable, at September 30, 2001 Headwaters had outstanding one other note receivable in the amount of $6,500,000. This note and the related accrued interest was collected in October 2001. Headwaters has no current plans to construct any additional alternative fuel facilities, but is interested in possible strategic acquisitions of entities that operate in adjacent industries and that would be synergistic with Headwaters' current operations. Any future acquisitions could be funded using Headwaters' common stock, available cash, debt, or some combination thereof.

         As described in Note 6 to the consolidated financial statements, Headwaters acquired shares of its common stock during 2001 in connection with its stock repurchase program. The program authorizes Headwaters to purchase stock in the open market or through negotiated block transactions. Purchases under the plan are at the discretion of Headwaters' management. During 2001, Headwaters purchased approximately 1,648,000 shares for approximately $10,510,000. Headwaters continually evaluates financial alternatives to the stock repurchase program and future purchases are subject to market conditions and available cash. Headwaters currently expects repurchases during 2002 to be below 2001 levels.

         Headwaters' working capital decreased from approximately $11,225,000 at September 30, 2000, to approximately $9,725,000 at September 30, 2001. The primary reasons for the decline in working capital were repayment of long-term debt, investments in and loans to non-affiliated companies, the acquisition of HTI, and purchases of treasury stock. Cash from operations funded these working capital requirements. Headwaters expects its operations to produce positive cash flows in future periods. In addition to cash provided by operating activities, Headwaters has an arrangement with an investment company under which Headwaters can borrow up to 90% of the value of the portfolio of Headwaters' short-term investments with the investment company. These investments consist primarily of government-backed securities and collateralize any outstanding borrowings. Maximum borrowings under this arrangement during 2001 were approximately $4,095,000, which amount was outstanding at September 30, 2001. Borrowings under this arrangement were used for short-term working capital needs, primarily for stock repurchases, rather than liquidating the securities held as collateral. Maximum borrowing capacity under this arrangement at November 30, 2001 approximated $8,600,000.

         Headwaters also has borrowing capability under an unsecured revolving line of credit with a bank which currently has an expiration date in October 2002. Borrowings under the line of credit are limited to a maximum amount of $10,000,000 and bear interest at prime plus .75% (6.75% at September 30, 2001). Maximum borrowings under the line of credit during 2001 were approximately $4,896,000, but there were no borrowings outstanding under the line at September 30, 2001. Headwaters believes it will have sufficient cash reserves to meet its obligations during 2002, and also believes it has the ability to raise additional debt and equity capital from other sources if necessary.

         Income Taxes. As of September 30, 2001, Headwaters had net operating loss carryforwards of approximately $24,000,000 which can be used to offset future taxable income. The net operating loss carryforwards expire from 2017 to 2021. Headwaters also has approximately $220,000 in research and development tax credit carryforwards which can be used to offset future tax liabilities. The tax credit carryforwards expire from 2007 to 2016. The utilization of HTI's acquisition date operating loss carryforwards (totaling approximately $2,800,000) against future taxable income is subject to an annual limitation of approximately $800,000 due to the change in ownership of HTI. Headwaters' valuation allowance decreased by $14,200,000 during 2001. A valuation allowance is provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Based primarily on results of operations in 2001 and expected future results of operations, Headwaters determined that as of September 30, 2001 it is more likely than not that its deferred tax assets will be realized and the valuation allowance was reduced.

         During 2002, Headwaters expects to pay some alternative minimum taxes and some state income taxes in certain states where net operating loss carryforwards aren't available. However, because of existing net operating loss carryforwards for regular federal tax purposes and in many states where Headwaters does business, and due to anticipated tax benefits from exercise of stock options, Headwaters does not currently expect to pay significant amounts of regular income taxes until late 2002 or early 2003.

Acquisition of HTI

         In August 2001, Headwaters completed a 100% acquisition of HTI, a New Jersey-based company that has significant intellectual property including technologies to transform coal and heavy oil into ultra-clean diesel fuel and to recycle waste oil into higher value carbon products, and nano-catalyst technology. Total consideration paid at closing, including the direct costs incurred by Headwaters to consummate the acquisition, was approximately $11,774,000. Additional contingent consideration can be earned by the former HTI stockholders in future periods based on operating targets and other milestones. As required by generally accepted accounting principles, a contingent liability of $2,714,000 was recorded, representing the contingent incremental consideration for identified purchased assets in excess of the consideration paid at closing. A contingent liability was not recognized for the contingent incremental consideration that, if paid in the future, would be recorded as goodwill. This amount will be adjusted in the future when the actual contingent consideration is paid. If some or all of the recorded contingent consideration is not paid in the future, some of the recorded asset values will be adjusted accordingly.

         If all operating targets and other milestones are achieved, the total additional consideration that could be issued to the former HTI stockholders would consist of approximately $1,395,000 in cash and approximately 593,000 shares of Headwaters common stock. The value of the common shares issued, if any, will be determined at the time the shares are issued, based on the fair value of the shares at that time.

         Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. Approximately $9,700,000 of the purchase price was allocated to identifiable intangible assets consisting of existing patented technology with an estimated useful life of 15 years. Management currently plans to commercialize HTI's existing technology domestically and in certain other countries and is currently planning to emphasize catalytic processes and technologies to change coal and heavy oils into other high-grade fuels.

         Approximately $2,400,000 of HTI's purchase price was allocated to purchased in-process research and development, consisting primarily of efforts focused on developing catalysts and catalytic processes to lower the cost of producing alternative fuels and chemicals while improving energy efficiency and reducing environmental risks. This amount represents the estimated purchased in-process technology for projects that have not yet reached technological feasibility and currently have no alternative use. The valuation of the in-process research and development included, but was not limited to, an analysis of the market for the acquired products and technologies, the completion costs for the projects, the expected cash flows attributed to the projects and the risks associated with achieving such cash flows. The estimated value of these projects was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the sale of those products, and discounting the net cash flows back to their present value. As required by generally accepted accounting principles, Headwaters recorded a charge for this purchased in-process research and development as of the date of acquisition, which is included in operating costs and expenses in the consolidated statement of operations.

         Due to the time required to obtain accurate financial information related to HTI's significant foreign operations, for financial reporting purposes HTI's financial statements are consolidated with Headwaters' financial statements using a one-month lag. Accordingly, HTI's August 2001 acquisition date balance sheet has been consolidated with Headwaters' September 30, 2001 balance sheet, but no results of operations of HTI have been included in Headwaters' consolidated statements of operations for any period. HTI's November 30, 2001 balance sheet will be consolidated with Headwaters' December 31, 2001 balance sheet and HTI's results of operations for the period from date of acquisition to November 30, 2001 will be consolidated with Headwaters' results for the quarter ending December 31, 2001. As of September 30, 2001, Headwaters had loaned HTI approximately $1,060,000, of which $259,000 was not eliminated in consolidation.

Impact of Inflation

         During 2001, Headwaters' operations were not materially impacted by inflation.

Other Items

         Headwaters has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their potential effects, if any, on the future results of operations or financial position of Headwaters. Based on that review, Headwaters believes that full implementation of SFAS No. 142, "Accounting for Goodwill and Intangible Assets," which pursuant to its provisions can not be early implemented, will require certain additional disclosures; however, Headwaters believes that neither SFAS No. 142 nor any of the other pronouncements reviewed will have any significant effects on its current or future financial position or results of operations.

Forward Looking Statements

         Statements in this Annual Report on Form 10-K regarding Headwaters' expectations as to the operation of facilities utilizing Headwaters' alternative fuel technologies, the marketing of products, the receipt of licensing fees, royalties, and product sales revenues, the development, commercialization and financing of new technologies and other strategic business opportunities and acquisitions and other information about Headwaters that is not purely historical by nature, including those statements regarding Headwaters' future business plans, the operation of facilities, the availability of tax credits, the availability of feedstocks, the marketability of the alternative fuel, and the financial viability of the facilities, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Headwaters believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting the alternative fuel industry or the economy generally, factors which could cause actual results to differ from expectations stated in these forward looking statements include, among others, the following:

(1) Operating issues for licensed facilities including feedstock availability, moisture content, Btu content, correct application of chemical reagent, achieving significant chemical change, operability of equipment, production capacity, product durability, resistance to water absorption, overall costs of operations and other commercial factors surrounding the use of Headwaters' technologies.
(2) Marketing issues relating to market acceptance and regulatory permitting of products manufactured using Headwaters' technologies.
(3) Securing of suitable facility sites, including permits and raw materials, for relocation and operation of facilities and product sales.
(4) The market acceptance of products manufactured with Headwaters' technologies in the face of competition from traditional products.
(5) Dependence on licensees to successfully implement Headwaters' chemical technologies and to make license and other payments to Headwaters.
(6) Maintenance of placed-in-service and other requirements under Section 29 of the tax code by alternative fuel manufacturing facilities.
(7) Changes in governmental regulations or failure to comply with existing regulations that could result in reduction or shutdown of operations of licensee facilities.
(8) The continued availability of tax credits to licensees under the tax code and each licensee's ability to use tax credits.
(9) The commercial feasibility of Headwaters' alternative fuel technologies upon the expiration of tax credits.
(10) Ability to meet financial commitments under existing contractual arrangements.
(11) Ability to meet non-financial commitments under existing contractual arrangements.
(12) Ability to commercialize new technologies which have only been tested in the laboratory and not in full-scale operations.
(13) Ability to commercialize the technology of HTI and to implement new business plans which are at an early stage of investigation and investment and which will require significant time, management, and capital investment.
(14) Success in the face of competition by others producing alternative chemical reagent products and other competing alternative fuel.
(15) Sufficiency of intellectual property protections.
(16) Satisfactory resolution of disputes in litigation.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         None.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary financial data required by this Item 8 are set forth in Item 14 of this Form 10-K. All information that has been omitted is either inapplicable or not required.


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



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information to be set forth under the captions "Executive Officers" and "Proposal No. 1: Election of Directors" in Headwaters' Proxy Statement to be filed in January 2002 for the Annual Meeting of Stockholders to be held in 2002 (the "Proxy Statement"), is incorporated herein by reference.


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

Consolidated Financial Statements of Headwaters Incorporated              Page

Reports of Independent Public Accountants                                  F-1
Consolidated Balance Sheets as of September 30, 2000 and 2001              F-2
Consolidated Statements of Operations
  for the years ended September 30, 1999, 2000 and 2001                    F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended September 30, 1999, 2000 and 2001                    F-5
Consolidated Statements of Cash Flows
  for the years ended September 30, 1999, 2000 and 2001                    F-8
Notes to Consolidated Financial Statements                                F-10

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

         For convenience, the name Headwaters is used throughout this listing although in some cases the name Covol was used in the original instrument.

 Exhibit No.                                        Description                                          Location
 -----------                                        -----------                                          --------
3.1.9            Restated Certificate of Incorporation of Headwaters dated August 14, 2001                 (17)
3.2              By-Laws of Headwaters                                                                     (1)
3.2.1            Certificate of Amendment to Bylaws of Headwaters dated January 31, 1996                   (1)
3.2.2            Certificate of Amendment to the Bylaws dated May 20, 1997 (Originally designated          (3)
                 as Exhibit No. 3.2.1)
3.2.3            Certificate of Amendment to the Bylaws dated June 25, 1997  (Originally                   (3)
                 designated as Exhibit No. 3.2.2)
10.11.2          License Agreement dated September 10, 1996, between Headwaters and CoBon Energy,          (2)
                 LLC
10.13.7          Note Restructure and Assumption Agreement among Gerald Larson, et. al. and                 *
                 Headwaters dated October 24, 2001
10.13.8          $250,000 Promissory Note from The Murdock Group Holding Corporation in favor of            *
                 Headwaters dated October 24, 2001
10.13.9          $200,000 Promissory Note from The Murdock Group Holding Corporation in favor of            *
                 Headwaters dated October 24, 2001
10.30            Lease Agreement, dated December 12, 1996, between Headwaters and UPC, Inc.                (2)
                 regarding Price City, Utah property
10.45**          License and Binder Purchase Agreement, dated December 14, 1997, between                   (4)
                 Appalachian Synfuel, LLC and Headwaters
10.47**          License Agreement, dated  August 5, 1997, between Pelletco Corporation and                (4)
                 Headwaters
10.49**          Agreement Concerning Additional Facilities, dated December 27, 1996, between AJG          (4)
                 Financial Services, Inc. and Headwaters
10.50.1**        Form of Amended and Restated License and Binder Purchase Agreement dated                  (5)
                 February 3, 1998, between PC Virginia Synthetic Fuel #1, PC West Virginia Synthetic
                 Fuel #1, PC West Virginia Synthetic Fuel #2, PC West Virginia Synthetic Fuel #3
                 and Headwaters

10.50.1.1***     Form of First Amendment to Amended and Restated License and Binder Purchase               (13)
                 Agreement, dated March 31, 1999, between PC Virginia Synthetic Fuel #1; PC
                 Virginia Synthetic Fuel #2; PC West Virginia Synthetic Fuel #3 and Headwaters
10.54            Employment Agreement effective May 1, 1998 with Steven G. Stewart                         (6)
10.56            Employment Agreement effective April 21, 1998 with Brent M. Cook                          (7)
10.60            Employment Agreement effective April 20, 1999 with Kirk A. Benson                         (8)
10.61            River Hill Project Purchase Agreement between DTE River Hill, L.L.C. and                  (16)
                 Headwaters dated August 27, 1999
10.61.1**        License and Binder Purchase Agreement between DTE River Hill, L.L.C. and                  (16)
                 Headwaters dated August 27, 1999
10.61.2          Modification Agreement between DTE River Hill L.L.C., Fun Enterprises Pty Limited         (16)
                 and Headwaters dated August 27, 1999
10.64***         Utah #2 Asset Purchase Agreement dated December 23, 1999 between Headwaters and           (9)
                 DTE Kentucky, LLC
10.64.1***       License and Binder Purchase Agreement dated December 29, 1999 between Headwaters          (13)
                 and DTE Kentucky, LLC
10.65***         Asset Purchase Agreement dated January 18, 2000 among Headwaters, Pocahontas              (9)
                 Synfuel, L.L.C., Synfuel Investments, Inc., Premier Elkhorn Coal Company, and
                 TECO Coal Corporation
10.65.1***       License and Binder Purchase Agreement dated January 18, 2000 between Headwaters           (13)
                 and Premier Elkhorn Coal Company (related to the Pocahontas facility)
10.65.2***       License and Binder Purchase Agreement dated January 21, 2000 between Headwaters           (13)
                 and Premier Elkhorn Coal Company (related to the Mohave facility)
10.67            Mountaineer Fuels Asset Purchase Agreement dated April 17, 2000 between DTE               (10)
                 Kentucky, LLC and Headwaters
10.67.1***       License and Binder Purchase Agreement dated April 17, 2000 between DTE Kentucky,          (10)
                 LLC and Headwaters
10.69***         Settlement Agreement and Mutual Release dated May 25, 2000 among Headwaters and           (11)
                 Birmingham Syn Fuel, L.L.C., PacifiCorp Syn Fuel, L.L.C., and PacifiCorp
                 Financial Services, Inc.
10.69.3***       License and Binder Purchase Agreement dated May 25, 2000 between Birmingham Syn           (11)
                 Fuel, L.L.C. and Headwaters
10.69.4***       License and Binder Purchase Agreement dated May 25, 2000 between PacifiCorp Syn           (11)
                 Fuel, L.L.C. and Headwaters (related to the Brookwood facility)
10.69.5***       License and Binder Purchase Agreement dated May 25, 2000 between PacifiCorp Syn           (11)
                 Fuel, L.L.C. and Headwaters (related to the Pumpkin Center #1 facility)
10.69.6***       License and Binder Purchase Agreement dated May 25, 2000 between PacifiCorp Syn           (11)
                 Fuel, L.L.C. and Headwaters (related to the Pumpkin Center #2 facility)
10.70***         Settlement Agreement and Release dated June 26, 2000 among Headwaters, Utah               (11)
                 Synfuel #1, Ltd., Coaltech No. 1, L.P., AJG Financial Services, Inc. and Square D
                 Company
10.70.1***       License and Binder Supply Agreement dated June 26, 2000 among Coaltech No.1 L.P.,         (11)
                 Utah Synfuel #1 Ltd, and Headwaters
10.71            Loan Agreement dated October 18, 2000 between Headwaters and Zions First National         (13)
                 Bank
10.71.2          First Amendment to Loan Agreement dated February 1, 2001 between Headwaters and           (14)
                 Zions First National Bank
10.71.3          Promissory Note dated February 1, 2001 between Headwaters as borrower and Zions           (14)
                 First National Bank as lender
10.71.4          Second Amendment to Loan Agreement dated September 26, 2001 between Headwaters             *
                 and Zions First National Bank
10.72            Agreement and Plan of Reorganization between Headwaters and Hydrocarbon                   (15)
                 Technologies, Inc. dated May 2, 2001
10.72.1          Share Exchange Agreement between Headwaters and Hydrocarbon Technologies, Inc.            (15)
                 dated May 2, 2001
10.72.2          Amendment No. 1 to Agreement and Plan of Reorganization between Headwaters and            (17)
                 Hydrocarbon Technologies, Inc. dated August 21, 2001
10.72.3          Amendment No. 1 to Share Exchange Agreement between Headwaters and Hydrocarbon            (17)
                 Technologies, Inc. dated August 21, 2001
10.72.4          Certificate of Merger between Headwaters and Hydrocarbon Technologies, Inc. dated         (17)
                 August 29, 2001
10.73            Contribution and Subscription Agreement among Headwaters and Avintaquin Capital,           *
                 LLC dated September 24, 2001
10.73.1          Promissory Note from Avintaquin Capital, LLC in favor of Headwaters dated                  *
                 September 24, 2001
16               Letter regarding change in certifying accountant                                          (12)

21.1             List of Subsidiaries of Headwaters                                                         *
23.1             Consent of Arthur Andersen LLP                                                             *
23.2             Consent of PricewaterhouseCoopers LLP                                                      *
99.1             Amended 2000 Employee Stock Purchase Plan (originally designated as Exhibit No.           (15)
                 99.2)
99.2             1995 Stock Option Plan (originally designated as Exhibit No. 10.5)                        (1)
99.2.1           First Amendment to the 1995 Stock Option Plan (originally designated as Exhibit           (1)
                 10.5.1)
99.3             Headwaters Incentive Bonus Plan dated May 25, 2000                                        (13)
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

(1) Incorporated by reference to the indicated exhibit filed with Headwaters' Registration Statement on Form 10, filed February 26, 1996.
(2) Incorporated by reference to the indicated exhibit filed with Headwaters' Annual Report on Form 10-K for the fiscal year ended September 30, 1996.
(3) Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.
(4) Incorporated by reference to the indicated exhibit filed with Headwaters' Annual Report on Form 10-K for the fiscal year ended September 30, 1997.
(5) Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 1998.
(6) Incorporated by reference to the indicated exhibit filed with Headwaters' Annual Report on Form 10-K, for the fiscal year ended September 30, 1998.
(7) Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarterly period ended December 31, 1998.
(8) Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(9) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K/A, for the event dated December 31, 1999, filed March 16, 2000.
(10) Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(11) Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(12) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K/A, for the event dated July 19, 2000, filed July 28, 2000.
(13) Incorporated by reference to the indicated exhibit filed with Headwaters' Annual Report on Form 10-K for the fiscal year ended September 30, 2000.
(14) Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarter ended March 31, 2001.
(15) Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarter ended June 30, 2001.
(16) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K/A, for an event dated August 27, 1999, filed August 15, 2001.
(17) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for events dated August 14, 2001 and August 28, 2001, filed September 12, 2001.

Reports on Form 8-K

         The following reports on Form 8-K were filed during the quarter ended September 30, 2001:

o Form 8-K/A filed on August 15, 2001, for an event dated August 27, 1999 (Sale of alternative fuel facility).

o Form 8-K filed on September 12, 2001 for events dated August 14, 2001 (Restatement of Certificate of Incorporation) and August 28, 2001 (Acquisition of Hydrocarbon Technologies, Inc.). The following financial statements of Hydrocarbon Technologies, Inc. and subsidiaries and unaudited pro forma financial information were filed with this Form 8-K:

                  Audited Financial Statements of HTI:
                  ------------------------------------
                  Independent Auditors' Report
                  Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Operations for the Years Ended
                    December 31, 2000 and 1999
                  Consolidated Statements of Stockholders' Equity (Deficit) for
                    the Years Ended December 31, 2000 and 1999
                  Consolidated Statements of Cash Flows for the Years Ended
                    December 31, 2000 and 1999
                  Notes to Consolidated Financial Statements

                  Unaudited Financial Statements of HTI:
                  --------------------------------------
                  Accountants' Review Report
                  Consolidated Balance Sheets as of June 30, 2001 and
                    December 31, 2000
                  Consolidated Statements of Operations for the Six Months Ended
                    June 30, 2001 and 2000
                  Consolidated Statements of Stockholders' Equity (Deficit) for
                    the Six Months Ended June 30, 2001 and 2000
                  Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000
                  Notes to Consolidated Financial Statements

                  Unaudited pro forma financial information:
                  ------------------------------------------
                  Introduction to Pro Forma Financial Information
                  Pro Forma Condensed Combined Balance Sheet as of June 30, 2001 Pro Forma Condensed Combined Statement of Income for the Year
                    Ended September 30, 2000
                  Pro Forma Condensed Combined Statement of Income for the Nine
                    Months Ended June 30, 2001
                  Notes to Pro Forma Condensed Combined Financial Information


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


                                                  HEADWATERS INCORPORATED

                                                  By:/s/ Kirk A. Benson
                                                     ---------------------------
                                                     Kirk A. Benson
                                                     Chief Executive Officer and
                                                     Principal Executive Officer

                                                  By:/s/ Steven G. Stewart
                                                     ---------------------------
                                                     Steven G. Stewart
                                                     Chief Financial Officer and
                                                     Principal Financial Officer

                                                  Date: December 21, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                         TITLE                        DATE
      ---------                         -----                        ----

 /s/ Kirk A. Benson           Chief Executive Officer          December 21, 2001
-------------------------     (Principal Executive Officer)
 Kirk A. Benson               and Director

 /s/ Steven G. Stewart        Chief Financial Officer          December 21, 2001
-------------------------     (Principal Financial and
 Steven G. Stewart            Accounting Officer)

 /s/ Brent M. Cook            President and Director           December 21, 2001
-------------------------
 Brent M. Cook

 /s/ DeLance W. Squire        Director                         December 21, 2001
-------------------------
 DeLance W. Squire

 /s/ James A. Herickhoff      Director                         December 21, 2001
-------------------------
 James A. Herickhoff

 /s/ Raymond J. Weller        Director                         December 21, 2001
-------------------------
 Raymond J. Weller

 /s/ Ronald  S. Tanner        Director                         December 21, 2001
-------------------------
 Ronald S. Tanner

 /s/ Alfred G. Comolli        Director                         December 21, 2001
-------------------------
 Alfred G. Comolli

 /s/ L.K. (Theo) Lee          Director                         December 21, 2001
-------------------------
 L.K. (Theo) Lee

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Headwaters Incorporated:

We have audited the accompanying consolidated balance sheets of Headwaters Incorporated (a Delaware corporation) and subsidiaries as of September 30, 2000 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Headwaters Incorporated and subsidiaries as of September 30, 2000 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

Salt Lake City, Utah
October 17, 2001




                        Report of Independent Accountants



To the Board of Directors
Headwaters Incorporated and Subsidiaries

In our opinion, the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended September 30, 1999, present fairly, in all material respects, the consolidated results of operations and cash flows of Headwaters Incorporated and Subsidiaries for the year ended September 30, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

Salt Lake City, Utah
January 13, 2000

                             HEADWATERS INCORPORATED AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS


                                                                                               As of September 30,
(thousands of dollars)                                                                       2000             2001
---------------------------------------------------------------------------------- --------------- ----------------
ASSETS

Current assets:
     Cash and cash equivalents                                                     $          983  $           999
     Short-term investments                                                                 6,973            6,048
     Trade receivables, net                                                                 7,298            8,887
     Short-term notes and accrued interest receivable                                       2,530            6,857
     Other current assets                                                                     387            1,257
                                                                                   --------------- ----------------
            Total current assets                                                           18,171           24,048
                                                                                   --------------- ----------------

Property, plant and equipment, net                                                            552            2,680
                                                                                   --------------- ----------------

Other assets:
     Notes and accrued interest receivable                                                  6,598            4,000
     Equity investments, net                                                                3,259               --
     Deferred income taxes                                                                  3,000           13,090
     Intangible assets, net                                                                 1,221           10,752
     Other assets                                                                             640              805
                                                                                   --------------- ----------------
            Total other assets                                                             14,718           28,647
                                                                                   --------------- ----------------

            Total assets                                                           $       33,441  $        55,375
                                                                                   =============== ================

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                           HEADWATERS INCORPORATED AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS, continued

                                                                                                As of September 30,
(thousands of dollars and shares)                                                             2000             2001
------------------------------------------------------------------------------------ -------------- ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                $         698  $         2,203
     Accrued personnel costs                                                                 2,254            2,777
     Other accrued liabilities                                                               3,786            4,987
     Short-term borrowings                                                                     208            4,356
                                                                                     -------------- ----------------
            Total current liabilities                                                        6,946           14,323
                                                                                     -------------- ----------------

Long-term liabilities:
     Notes payable, non-current                                                              5,055              149
     Other long-term liabilities                                                               180            2,906
     Deferred revenue                                                                       10,513            6,911
                                                                                     -------------- ----------------
            Total long-term liabilities                                                     15,748            9,966
                                                                                     -------------- ----------------
            Total liabilities                                                               22,694           24,289
                                                                                     -------------- ----------------

Commitments and contingencies

Stockholders' equity:
     Convertible preferred stock, $0.001 par value; authorized 10,000 shares, issued and outstanding 17 shares at September 30, 2000 and 0 shares at
       September 30, 2001                                                                        1               --
     Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 23,341 shares at September 30, 2000 (including 214 shares held in treasury) and 23,807 shares at September 30, 2001 (including 548
       shares held in treasury)                                                                 23               24
     Capital in excess of par value                                                         82,659           83,921
     Accumulated deficit                                                                   (70,221)         (49,399)
     Treasury stock                                                                           (734)          (3,038)
     Other                                                                                    (981)            (422)
                                                                                     -------------- ----------------
            Total stockholders' equity                                                      10,747           31,086
                                                                                     -------------- ----------------

            Total liabilities and stockholders' equity                               $      33,441  $        55,375
                                                                                     ============== ================

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                          HEADWATERS INCORPORATED AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            Year ended September 30,
(thousands of dollars, except per-share data)                                     1999               2000               2001
--------------------------------------------------------------------- ----------------- ------------------ ------------------
Revenue:
     License fees                                                     $          3,526  $          17,315  $          20,765
     Chemical sales                                                              2,140              9,757             22,407
     Gains on sale of facilities and other transactions                             --             17,949                 --
     Alternative fuel sales                                                        767                149                 --
     Other                                                                         286                665              2,292
                                                                      ----------------- ------------------ ------------------
          Total revenue                                                          6,719             45,835             45,464
                                                                      ----------------- ------------------ ------------------

Operating costs and expenses:
     Cost of chemical                                                            1,695              6,617             14,524
     Cost of operations                                                         13,322              4,355              3,071
     Selling, general and administrative                                         4,881              4,827              5,838
     Acquired in-process research and development                                   --                 --              2,400
     Asset write-offs and other charges                                          9,234             17,758                 --
                                                                      ----------------- ------------------ ------------------
        Total operating costs and expenses                                      29,132             33,557             25,833
                                                                      ----------------- ------------------ ------------------
Operating income (loss)                                                        (22,413)            12,278             19,631
                                                                      ----------------- ------------------ ------------------

Other income (expense):
     Interest and net investment income                                          1,586              1,775                726
     Interest expense                                                           (6,253)            (4,814)              (224)
     Losses on notes receivable and equity investments                              --               (746)            (6,265)
     Other, net                                                                 (1,313)               149                600
                                                                      ----------------- ------------------ ------------------
          Total other expense, net                                              (5,980)            (3,636)            (5,163)
                                                                      ----------------- ------------------ ------------------

Income (loss) before income taxes and extraordinary item                       (28,393)             8,642             14,468

Income tax benefit                                                                  --              2,900              7,049
                                                                      ----------------- ------------------ ------------------

Income (loss) before extraordinary item                                        (28,393)            11,542             21,517

Extraordinary loss on early extinguishment of debt                                  --             (7,860)                --
                                                                      ----------------- ------------------ ------------------

Net income (loss)                                                     $        (28,393) $           3,682  $          21,517
                                                                      ================= ================== ==================


Basic net income (loss) per common share                              $          (2.39) $            0.17  $            0.94
                                                                      ================= ================== ==================

Diluted net income (loss) per common share                            $          (2.39) $            0.15  $            0.87
                                                                      ================= ================== ==================


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                              HEADWATERS INCORPORATED AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                            Other
                                                                                           -----------------------------------------
                                                                                              Notes and
                                                                                              interest
                                                                                              receivable
                                                                                              - related
                                                                                             parties, from
                                   Convertible                                               issuance of,
                                   Preferred                                                      or          Deferred
                                     Stock        Common Stock      Capital in              collateralized compensation Common stock
(thousands of dollars            -------------------------------- excess of par Accumulated  by, common     from stock    held in
and shares)                      Shares Amount  Shares    Amount      value       deficit       stock         options     treasury
------------------------------------------------------------------------------------------------------------------------------------
Balances as of October 1, 1998      316     $1  11,272     $11       $69,284     $(43,002)     $(7,773)       $(3,775)   $     --

Common stock issued to purchase
 minority interests in
 subsidiaries                                       70       --          519

Common stock and warrants to
 purchase common stock
 issued for cash, including
 exercise of stock options                         776        1        3,774

Value of common stock warrants
 issued under terms of existing
 debt agreement and in
 connection with extension of
 note payable due date                              --       --          453

Common stock issued for rights
 to technology                                      60       --          375

Common stock issued on
 conversion of preferred stock
 and in payment of dividends       (300)    --     602        1          194         (195)

Return of previously issued
 common stock by a director                        (14)      --           --

Value of common stock options
 and warrants issued in
 connection with debt financing                     --       --          323

Preferred stock and warrants to
 purchase common stock issued
 for cash, net of offering costs      1     --                           899

Value of common stock warrants
 issued in connection with
 redeemable convertible preferred
 stock and convertible debt                                            2,435

Value of extended and repriced
 warrants issued in connection
 with satisfaction of notes
 payable                                            --       --          201

Preferred stock cash dividends                                                       (123)

Write-down of related party
 note receivable                                                                                 1,209

Amortization of deferred
 compensation from stock options                                                                                2,553

Net loss for the year ended
 September 30, 1999                                                               (28,393)
                                 ---------------------------------------------------------------------------------------------------
Balances as of September 30, 1999    17      1  12,766       13       78,457      (71,713)      (6,564)        (1,222)         --
                                 ---------------------------------------------------------------------------------------------------

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                            HEADWATERS INCORPORATED AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY, continued

                                                                                                            Other
                                                                                           -----------------------------------------
                                                                                              Notes and
                                                                                              interest
                                                                                              receivable
                                                                                              - related
                                                                                             parties, from
                                   Convertible                                               issuance of,
                                   Preferred                                                      or          Deferred
                                     Stock        Common Stock      Capital in              collateralized compensation Common stock
(thousands of dollars            -------------------------------- excess of par Accumulated  by, common     from stock    held in
and shares)                      Shares Amount  Shares    Amount      value       deficit       stock         options     treasury
------------------------------------------------------------------------------------------------------------------------------------
Preferred stock cash dividends                                                      $(297)

Reclassification of redeemable
 convertible preferred
 stock to convertible preferred
 stock                               38    $--                       $ 2,710

Common stock issued on conversion
 of convertible preferred stock
 and in payment of dividends         (2)    --   2,812      $ 3        1,631          (11)

Redemption of convertible
 preferred stock                    (36)    --                        (2,572)      (1,882)

Common stock issued for cash                     4,008        4        5,250

Common stock issued on conversion
 of debt                                         3,726        3        2,961

Common stock issued in connection
 with redemption of debt                           214       --          256

Common stock issued in connection
 with cash and cashless exercises
 of warrants and options                           985        1          658

Value of common stock warrants
 and options issued in connection
 with convertible debt financing
 and debt extension                                 --       --          538

Purchase and cancellation of
 warrants                                                               (149)

Cancellation of related party
 notes receivable and common
 stock collateralizing the notes                  (812)      (1)      (5,944)                   $6,164

Write-up of related party note
 receivable                                                                                        (66)

Amortization of deferred
 compensation from stock options                                                                                 $707

Purchase of 586 shares of
 treasury stock, at cost                                                                                                  $(1,897)

14 shares of treasury stock
 transferred to employee stock
 purchase plan                                                                                                                 26

Cancellation of 358 shares of
 treasury stock                                   (358)      --       (1,137)                                               1,137

Net income for the year ended
 September 30, 2000                                                                 3,682
                                 ---------------------------------------------------------------------------------------------------
Balances as of September 30, 2000    17      1  23,341       23       82,659      (70,221)        (466)          (515)       (734)
                                 ---------------------------------------------------------------------------------------------------

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                            HEADWATERS INCORPORATED AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY, continued

                                                                                                            Other
                                                                                           -----------------------------------------
                                                                                              Notes and
                                                                                              interest
                                                                                              receivable
                                                                                              - related
                                                                                             parties, from
                                   Convertible                                               issuance of,
                                   Preferred                                                      or          Deferred
                                     Stock        Common Stock      Capital in              collateralized compensation Common stock
(thousands of dollars            -------------------------------- excess of par Accumulated  by, common     from stock    held in
and shares)                      Shares Amount  Shares    Amount      value       deficit       stock         options     treasury
------------------------------------------------------------------------------------------------------------------------------------
Common stock issued on conversion
 of convertible preferred stock     (17)   $(1)    443      $--        $  --

Preferred stock cash dividends                                                     $ (695)

Exercise of stock options and
 warrants                                          860        1        1,925

Common stock issued in connection
 with purchase of Hydrocarbon
 Technologies, Inc., net of
 estimated registration costs                      593        1        5,434

Common stock options issued in
 connection with purchase of
 Hydrocarbon Technologies, Inc.                                        1,325

Tax benefit from exercise of
 stock options                                                         1,690

Write-up of related party note
 receivable to collateral value                                                                  $(541)

Cancellation of related party
 note receivable and transfer of
 collateral shares to treasury
 stock                                                                                           1,007                    $(1,007)

Amortization of deferred
 compensation from stock options                                                                                  $93

Purchase of 1,648 shares of
 treasury stock, at cost                                                                                                  (10,510)

34 shares of treasury stock
 transferred to employee stock
 purchase plan                                                                                                                101

Cancellation of 1,430 shares of
 treasury stock                                 (1,430)      (1)      (9,112)                                               9,112

Net income for the year ended
 September 30, 2001                                                                21,517
                                 ---------------------------------------------------------------------------------------------------
Balances as of September 30, 2001    --    $--  23,807      $24      $83,921     $(49,399)        $ --          $(422)    $(3,038)
                                 ===================================================================================================

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                    HEADWATERS INCORPORATED AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                     Year ended September 30,
(thousands of dollars)                                                                          1999          2000         2001
----------------------------------------------------------------------------------------- ----------- ------------- ------------
Cash flows from operating activities:
Net income (loss)                                                                           $(28,393)     $  3,682     $ 21,517
     Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
          Deferred income tax benefit                                                             --        (3,000)      (7,470)
          Recognition of deferred revenue                                                       (875)         (802)      (2,015)
          Depreciation and amortization                                                        2,570         1,021          263
          Amortization of deferred compensation from stock options                             2,553           707           93
          Interest expense related to amortization of debt discount and debt
           issuance costs                                                                      2,075         3,034           79
          Net losses (gains) on sale of facilities, property, plant and equipment              1,979       (16,894)         (42)
          Losses in equity investments, write-offs and provisions for unrealizable
           investments                                                                            --           746        3,018
          Write-down of notes receivable and related accrued interest                             --            --        3,200
          Write-down (write-up) of related party note receivable                               1,209           (66)        (541)
          Acquired in-process research and development                                            --            --        2,400
          Gains on other transactions                                                             --        (1,079)          --
          Non-cash portion of asset write-offs and other charges                               5,362        15,485           --
          Extraordinary loss on early extinguishment of debt                                      --         7,860           --
          Other changes in operating assets and liabilities, net of effect of acquisition of Hydrocarbon Technologies, Inc.:
                 Receivables                                                                  (2,837)       (3,968)        (987)
                 Other current assets                                                            107           161           26
                 Accounts payable and accrued liabilities                                       (993)       (1,804)         958
                 Deferred revenue                                                                 --         1,587       (1,587)
                 Other, net                                                                     (273)          (62)         (28)
                                                                                          ----------- ------------- ------------
                      Net cash provided by (used in) operating activities                    (17,516)        6,608       18,884
                                                                                          ----------- ------------- ------------

     Cash flows from investing activities:
          Payments for acquisition of Hydrocarbon Technologies, Inc., net of cash
           acquired                                                                               --            --       (4,845)
          Net proceeds from sale of short-term investments                                        --            --          925
          Net purchases of short-term investments                                                 --        (6,973)          --
          Investments in and loans to non-affiliated companies                                    --        (4,005)      (4,636)
          Purchase of facilities held for sale and equipment                                    (861)         (403)        (170)
          Proceeds from sale of facilities, property, plant and equipment                      1,433        42,334          168
          Net decrease (increase) in restricted assets                                           (95)          843          (85)
          Proceeds from facility transferred under note receivable arrangement                   525            --           --
          Other, net                                                                            (127)           (9)         (95)
                                                                                          ----------- ------------- ------------
               Net cash provided by (used in) investing activities                               875        31,787       (8,738)
                                                                                          ----------- ------------- ------------

     Cash flows from financing activities:
        Net proceeds from issuance of notes payable, warrants and other borrowings            11,193         6,980        8,991
        Payments on notes payable, including redemption premiums, and other borrowings        (4,690)      (43,995)      (9,941)
        Purchase of common stock for the treasury, net of employee stock purchases                --        (1,871)     (10,409)
        Proceeds from exercise of options and warrants                                            --           659        1,926
        Preferred stock dividends                                                               (123)         (297)        (695)
        Net proceeds from issuance of common stock and warrants                                3,775         5,254           --
        Net proceeds from issuance of preferred stock and warrants                             6,367            --           --
        Preferred stock redemptions                                                               --        (4,454)          --
        Other, net                                                                              (147)         (149)          (2)
                                                                                          ----------- ------------- ------------
         Net cash provided by (used in) financing activities                                  16,375       (37,873)     (10,130)
                                                                                          ----------- ------------- ------------

     Net increase (decrease) in cash and cash equivalents                                       (266)          522           16

     Cash and cash equivalents, beginning of year                                                727           461          983
                                                                                          ----------- ------------- ------------

     Cash and cash equivalents, end of year                                                 $    461      $    983     $    999
                                                                                         ============ ============= ============

                     The accompanying notes are an integral
                 part of the consolidated financial statements.


                                    HEADWATERS INCORPORATED AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued



                                                                                                     Year ended September 30,
(thousands of dollars)                                                                          1999        2000          2001
----------------------------------------------------------------------------------------- ----------- ----------- -------------
     Supplemental schedule of non-cash investing and financing activities:
        Common stock issued in connection with purchase of Hydrocarbon Technologies, Inc.   $     --      $     --     $  5,435
        Common stock options issued in connection with purchase of Hydrocarbon
         Technologies, Inc.                                                                       --            --        1,325
        Exchange of equity investments in and loans to non-affiliated companies for
         long-term note receivable from non-affiliate                                             --            --        4,000
        Common stock issued on conversion of convertible preferred  stock and in
         payment of dividends                                                                  2,761         1,634        3,100
        Cancellation of treasury stock                                                            --        (1,137)      (9,112)
        Tax benefit from exercise of stock options                                                --            --        1,690
        Cancellation of related party note receivable and transfer of collateral shares
         to treasury stock                                                                        --            --        1,007
        Cancellation of notes receivable - related parties and common stock
         collateralizing the notes                                                                --         6,164           --
        Common stock issued on conversion of convertible debt, debt and related accrued
         interest                                                                                 --         2,964           --
        Reclassification of redeemable convertible preferred stock to convertible
          preferred stock                                                                         --         2,710           --
        Reduction of note payable upon sale of facility held for sale                          5,800            --           --
        Notes payable issued for equipment and rights to technology                              850            --           --
        Common stock issued to purchase minority interests in subsidiaries                       519            --           --
        Common stock issued for rights to technology                                             375            --           --
        Property, plant and equipment acquired through reduction of accounts receivable          413            --           --


     Supplemental disclosure of cash flow information:
         Cash paid for interest                                                             $  3,646      $ 10,458     $    269
         Cash paid for income taxes                                                               --            --          283

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Description of Business

     Headwaters Incorporated was incorporated in Delaware in 1995. Headwaters owns 100% of Hydrocarbon Technologies, Inc. ("HTI"), a New Jersey company formed in 1995 and acquired by Headwaters in August 2001. In September 2001, Headwaters disposed of its 100% interest in Kwai Financial, Inc. ("Kwai"), a Delaware company formed in 2000. Headwaters is also the general partner and the sole limited partner in two limited partnerships, Utah Synfuel #1 Ltd. and Alabama Synfuel #1 Ltd., which were formed in 1996 (see
     Note 13). Headwaters' fiscal year ends on September 30 and unless otherwise noted, all future references to years shall mean Headwaters' fiscal year rather than a calendar year.

     Headwaters Incorporated and its subsidiaries' primary business is commercializing its chemical technologies used to produce alternative fuel from coal derivatives and to develop and deploy alternative energy technologies. Currently, Headwaters has licensed its technology to the owners of 28 alternative fuel facilities which are operating at various levels of production in ten states. During 1999 and 2000, Headwaters consummated the sale of its four owned facilities and licensed its technology to the owners. One of the facilities was sold in 1999 and three of the facilities were sold in 2000 (see Note 14). Headwaters has no current plans to construct any additional alternative fuel facilities. During 2000, Headwaters began evaluating and pursuing investment alternatives. Headwaters invested excess cash in high-grade government-backed securities and made several equity investments in and loans to unrelated high-risk entities. Headwaters continues to invest in government-backed securities, but does not currently intend to make any additional equity investments in or loans to any new unrelated entities. Headwaters is interested in possible strategic acquisitions of entities that operate in adjacent industries and that would be synergistic with its current operations.

2.   Summary of Significant Accounting Policies

     Principles of Consolidation - The consolidated financial statements include the accounts of Headwaters and its four subsidiaries, HTI, Kwai, Utah Synfuel #1 and Alabama Synfuel #1. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the time required to obtain accurate financial information related to HTI's significant foreign operations, for financial reporting purposes HTI's financial statements are consolidated with Headwaters' financial statements using a one-month lag. Accordingly, HTI's August 2001 acquisition date balance sheet has been consolidated with Headwaters' September 30, 2001 balance sheet, but no results of operations of HTI have been included in the accompanying consolidated statements of operations for any period. HTI's November 30, 2001 balance sheet will be consolidated with Headwaters' December 31, 2001 balance sheet and HTI's results of operations for the period from date of acquisition to November 30, 2001 will be consolidated with Headwaters' results for the quarter ending December 31, 2001.

     Revenue Recognition - There are 28 alternative fuel facilities that currently utilize Headwaters' patented technology and from which Headwaters earns license fees and/or profits from the sale of chemical reagent. Non-refundable advance license fees and royalty payments have been received from certain licensees under various terms and conditions. These non-refundable license fees and royalties have been deferred and are being recognized on a straight-line basis over the period covered by the related license and royalty agreements, generally through calendar 2007. Recurring license fees or royalty payments are recognized in the period when earned which coincides with the sale of alternative fuel by Headwaters' licensees. Revenues from the sale of chemical reagent are recognized upon delivery of product to the licensee or non-licensee customer. In certain instances, Headwaters is required to pay to third parties a portion of license fees received or cash proceeds from the sale of chemical reagent. In such cases, Headwaters records the net proceeds as revenue.

     Segment Reporting, Major Customers and Concentrations of Risk - Headwaters operates in the alternative energy industry and reports as a single industry segment. Approximately $8,509,000 of revenue in 2000 and $16,044,000 in 2001 was from a single licensee; $12,296,000 of revenue in 2000 and $5,111,000 in 2001 was from a second licensee; $1,032,000 of revenue in 1999, $15,511,000 in 2000 and $4,978,000 in 2001 was from a third licensee; $849,000 of revenue in 1999, $2,558,000 in 2000 and $4,675,000 in 2001 was from a fourth licensee; and $2,673,000 of revenue in 1999 was from a fifth licensee. No other single customer accounted for over 10% of total revenue in any year presented. All of the above customers are energy companies operating in the United States. Headwaters had trade receivable balances from these five customers totaling approximately $5,275,000 at September 30, 2001. Headwaters purchases all of the chemical reagent that is sold to licensees and other customers from a single large international chemical company. Management believes that if necessary, the chemical reagent could be obtained from other suppliers. Headwaters has no other unusual credit risks or concentrations.

     Cash and Cash Equivalents - Headwaters considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are deposited with financial institutions and at times may exceed insured depository limits.

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

2.   Summary of Significant Accounting Policies, continued

     Short-term Investments - Short-term investments consist primarily of mortgage- and other asset-backed securities, corporate bonds, U.S. government securities, and equity securities. By policy, Headwaters invests primarily in high-grade marketable securities. All investments are defined as trading securities and are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Unrealized gains and losses are included in earnings. Approximately $100,000 of investment income in 2000 and $16,000 of investment losses in 2001 related to securities held at September 30, 2000 and 2001, respectively.

     Receivables - Allowances are provided for uncollectible accounts when appropriate. Such allowances are based on a receivable-by-receivable analysis of collectibility or impairment and totaled approximately $121,000 at September 30, 2000 and $0 at September 30, 2001 for trade receivables and $0 at September 30, 2000 and 2001 for notes receivable. Collateral is not required for trade receivables. Collateral, generally consisting of most or all assets of the debtor, is required for notes receivable. Total losses recognized on notes receivable were $0 in 1999 and 2000 and approximately $3,658,000 in 2001. These losses are included in other expense in the consolidated statement of operations.

     Property, Plant and Equipment - Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Maintenance, repairs and minor replacements are charged to expense as incurred. Upon the sale or retirement of property, plant and equipment, any gain or loss on disposition is reflected in the results of operations, and the related asset cost and accumulated depreciation are removed from the respective accounts.

     Equity Investments - Equity investments in less-than-50% owned affiliates are accounted for at cost when Headwaters does not have the ability to exercise significant influence over operating and financial policies of an investee. When Headwaters does have the ability to exercise significant influence, either through its ownership of voting securities or contractually provided rights to board seats, the equity method of accounting is used, whereby the investment is carried at cost plus Headwaters' portion of undistributed earnings or losses subsequent to the date of acquisition. As of September 30, 2000, Headwaters owned from 1% to 27% of the voting securities of five non-public high-risk investee companies. There were no equity investments at September 30, 2001. Allowances are provided, on a case-by-case basis, when management determines that the carrying value of the investment is not realizable. At September 30, 2000, such allowances totaled approximately $646,000. In addition, in 2000 Headwaters recognized approximately $100,000 of losses related to its equity in investments accounted for using the equity method. In 2001, Headwaters recognized approximately $2,607,000 of total losses related to its investments accounted for using the equity method. These losses are included in other expense in the consolidated statements of operations.

     Intangible Assets - Intangible assets consist of (i) identifiable intangible assets, comprised of existing patented technology, obtained in connection with the acquisition of HTI (see Note 3); (ii) rights to technology, consisting of a coal-based alternative fuel technology and related licensing and patent rights; and (iii) the excess of the value of the consideration paid for the purchase of certain limited partners' interests in subsidiaries over the fair values of the related assets, which fair values approximated their carrying cost (see Note 13). These intangible assets are being amortized on the straight-line method over their estimated useful lives, which range from nine to fifteen years. Accumulated amortization of intangible assets was $302,000 as of September 30, 2000 and $470,000 as of September 30, 2001. As described in more detail in Note 15, Headwaters wrote off approximately $2,189,000 of intangible assets during 2000. Headwaters has implemented SFAS No. 142, "Accounting for Goodwill and Intangible Assets," with the exception of certain additional disclosures which can not be early implemented.

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

     Income Taxes - Headwaters accounts for income taxes using the asset and liability approach. Headwaters recognizes deferred income tax assets or liabilities for the expected future tax consequences of events that have been recognized in the financial statements or income tax returns. Deferred income tax assets or liabilities are determined based upon the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply when the differences are expected to be settled or realized. Deferred income tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary. Headwaters files a consolidated tax return with its subsidiaries.

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

2.   Summary of Significant Accounting Policies, continued

     Common Stock, Options and Warrants - Common stock issued for services is accounted for using the fair value of the shares of common stock, determined at the time the services are provided and the liability is incurred. The measurement date used to value non-employee option grants is the earlier of the option grant date or the date at which the recipient's performance is complete. Such options, as well as warrants issued in connection with debt and equity financings, including repricings and extensions of option and warrant expiration dates, are valued using the Black-Scholes model. If modifications to existing options or warrants relating to debt securities occur, the incremental value of the modified options or warrants is capitalized and amortized to interest expense over the remaining life of the related debt.

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

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

     Reclassifications - Certain prior year amounts have been reclassified to conform with the current year's presentation. The reclassifications had no effect on net income (loss) or total assets.

3.   Acquisition of HTI

     In August 2001, Headwaters completed a 100% acquisition of HTI, a New Jersey-based company that has significant intellectual property including technologies to transform coal and heavy oil into ultra-clean diesel fuel and to recycle waste oil into higher value carbon products, and nano-catalyst technology. Total consideration at closing, including the direct costs incurred by Headwaters to consummate the acquisition, was approximately $11,774,000. The following table sets forth the consideration paid:

     (thousands of dollars and shares, except per-share amount)
     -------------------------------------------------------------- ------------

     Fair value of Headwaters stock (593 shares at $9.25 per
       share)                                                          $ 5,485
     Fair value of options to purchase 144 shares of Headwaters'
       common stock issued in exchange for 152 outstanding vested
       HTI options                                                       1,325
     Cash paid to HTI stockholders                                       1,395
     Cash paid to retire HTI note payable to a bank, plus
       pre-acquisition loans by Headwaters to HTI                        2,560
     Costs directly related to acquisition                               1,009
                                                                    ------------
                 Total consideration                                   $11,774
                                                                    ============

     The value of the 593,000 shares of Headwaters common stock issued to the former HTI stockholders was determined using the average market price of Headwaters' stock over a three-day period, consisting of the day the terms of acquisition were agreed to and one day prior to and one day subsequent to that day ($9.25). For purposes of computing the estimated fair value of the Headwaters stock options issued in exchange for outstanding HTI options, the Black-Scholes model was used with the following assumptions: expected stock price volatility of 90%, risk free interest rates of 3.5% to 4.0%, weighted average expected option lives of one to three years, no dividend yield, and a fair value of Headwaters' stock of $9.25 per share.

     Additional contingent consideration can be earned by the former HTI stockholders during calendar 2001 and calendar 2002 based on certain operating targets and other milestones. As required by generally accepted accounting principles, a contingent liability of $2,714,000 was recorded, representing the contingent incremental consideration for identified purchased assets in excess of the consideration paid at closing. A contingent liability was not recognized for the contingent incremental consideration that, if paid in the future, would be recorded as goodwill. This amount will be adjusted in the future if and when the actual contingent consideration is paid. If some or all of the recorded contingent consideration is not paid, some of the recorded asset values, as shown in the following table, will be adjusted accordingly. If all operating targets and other milestones are achieved, the total additional consideration that could be issued to the former HTI stockholders would consist of approximately $1,395,000 in cash and approximately 593,000 shares of Headwaters common stock. The value of the common shares issued in the future, if any, will be determined at the time the shares are issued, based on the fair value of the shares at that time.

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

3.   Acquisition of HTI, continued

     The following table sets forth the allocation to the tangible and intangible assets acquired and liabilities assumed, of the total consideration at closing:

     (thousands of dollars)
     -------------------------------------------------------------- ------------
     Tangible assets acquired, net of liabilities assumed              $ 1,388
     Intangible assets acquired:
          Existing patented technology                                   9,700
          Acquired in-process research and development                   2,400
     Deferred income taxes related to HTI acquisition date tax
       net operating losses which can be utilized in future
       periods                                                           1,000
     Contingent liability for purchased assets in excess of
       consideration paid at closing                                    (2,714)

                                                                    ------------
                 Net assets acquired                                   $11,774
                                                                    ============

     The HTI acquisition has been accounted for using the purchase method of accounting as required by SFAS No. 141, "Business Combinations." Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. Approximately $9,700,000 of the purchase price was allocated to identifiable intangible assets consisting of existing patented technology with an estimated useful life of 15 years.

     Approximately $2,400,000 of the purchase price was allocated to purchased in-process research and development, consisting primarily of efforts focused on developing catalysts and catalytic processes to lower the cost of producing alternative fuels and chemicals while improving energy efficiency and reducing environmental risks. This amount represents the estimated purchased in-process technology for projects that have not yet reached technological feasibility and currently have no alternative use. Further development of the in-process technology is currently expected to take at least three years and to cost approximately $5,000,000. The valuation of the in-process research and development included, but was not limited to, an analysis of the market for the acquired products and technologies, the completion costs for the projects, the expected cash flows attributed to the projects and the risks associated with achieving such cash flows. The estimated value of these projects was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the sale of those products, and discounting the net cash flows back to their present value. As required by generally accepted accounting principles, Headwaters recorded a charge for this purchased in-process research and development as of the date of acquisition, which is included in operating costs and expenses in the 2001 consolidated statement of operations.

     The following unaudited pro forma financial information for 2000 and 2001 assumes the HTI acquisition occurred as of the beginning of the respective years. The pro forma combined results for 2000 combine Headwaters' historical results for the year ended September 30, 2000 with HTI's historical results for the twelve months ended June 30, 2000, after giving effect to certain adjustments, including the amortization of acquired intangible assets. The pro forma combined results for 2001 combine Headwaters' historical results for the year ended September 30, 2001 with HTI's historical results for the twelve months ended June 30, 2001, after giving effect to necessary adjustments. The pro forma results have been prepared for illustrative purposes only. Such information does not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the dates indicated, nor is it indicative of the results that may be expected in future periods.

                                                          Unaudited Pro Forma
                                                               Results
                                                    ---------------------------
     (thousands of dollars, except per-share data)          2000          2001
     ---------------------------------------------- ------------- -------------

     Total revenue                                       $54,504       $49,961

     Income before extraordinary item                     11,058        17,802

     Net income                                            3,198        17,802

     Basic income per common share before
       extraordinary item                                   0.55          0.78

     Diluted income per common share before
       extraordinary item                                   0.48          0.72

     Basic net income per common share                      0.14          0.78

     Diluted net income per common share                    0.13          0.72

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

4.   Property, Plant and Equipment

     Property, plant and equipment consisted of the following at September 30:

                                        Estimated useful
     (thousands of dollars)                  lives         2000       2001
     ---------------------------------- ---------------- --------- ----------
     Land                                                   $ 224     $  379
     Buildings and improvements            15 years            96        624
     Machinery and equipment             3 - 8 years          370      1,885
                                                         --------- ----------
                                                              690      2,888
      Less accumulated depreciation                          (138)      (208)
                                                         --------- ----------
      Net property, plant and equipment                     $ 552     $2,680
                                                         ========= ==========

   Depreciation expense was approximately $1,988,000 in 1999, $784,000 in 2000 and $93,000 in 2001. As described in more detail in Note 15, Headwaters recorded approximately $12,615,000 of expense related to impaired assets during 2000.

5.   Notes Receivable

     Notes receivable consisted of the following at September 30:

     (thousands of dollars)                                      2000     2001
     --------------------------------------------------------- -------- --------
     Short-term Notes and Accrued Interest Receivable

     Facility-dependent note receivable from a corporation,
       bearing interest at 6% paid quarterly, collateralized
       by an alternative fuel facility in Alabama sold by
       Headwaters in 1998. This note receivable was
       collected in October 2001.                               $   --   $6,500

     Accrued interest receivable from the above corporation,
       collected in October 2001                                    --       98

     Portion of intercompany note receivable and accrued
       interest due from HTI not eliminated in consolidation
       (see Note 3)                                                 --      259

     Notes receivable representing bridge loans to nine
       companies, primarily in the start-up phase, for
       amounts ranging from $200 to $500 each, with due
       dates of 120 days or less from note origination.
       These notes were collateralized by most or all assets
       of the debtors and were collected, written off or
       sold in 2001.                                             2,530       --
                                                             -------------------
     Total                                                      $2,530   $6,857
                                                             ===================

     Notes and Accrued Interest Receivable

     Collateral-dependent note receivable from a limited
       liability corporation, bearing interest at LIBOR plus
       0.9% interest (3.7% at September 30, 2001) payable
       quarterly, with principal due no later than September
       2004. This note is collateralized by certain bridge
       loans and equity investments sold by Headwaters to
       this entity in September 2001. This note is being
       accounted for on the cost recovery basis.                $   --   $4,000

     Facility-dependent note receivable described above,
       collected in October 2001.                                6,500       --

     Accrued interest receivable from the above corporation         98       --
                                                             -------------------
     Total                                                      $6,598   $4,000
                                                             ===================

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

6.   Financing and Other Equity Transactions

     During 2000 and 2001 and subsequent to 2001, Headwaters entered into several transactions, including the following:

     Unsecured Bank Line of Credit - In October 2000, the remaining balance of $3,000,000 due under a note payable to a bank (see Note 7) was repaid with proceeds from a revolving line of credit with the same bank, which line of credit has an expiration date in October 2002. Funds from this line of credit were also used to repay the $1,838,000 note payable described in
     Note 7. Borrowings under the unsecured line of credit are limited to a maximum amount of $10,000,000 and bear interest at prime plus .75% (6.75% at September 30, 2001). Maximum borrowings under the line of credit during 2001 were approximately $4,896,000, but there were no borrowings outstanding under the line as of September 30, 2001. The line of credit agreement contains certain covenants and restrictions common for such loans, including minimum required stockholders' equity and quarterly earnings. Headwaters was in compliance with the covenants and restrictions at September 30, 2001.

     Short-term Borrowings with an Investment Company - Headwaters has an arrangement with an investment company under which Headwaters can borrow up to 90% of the value of the portfolio of Headwaters' short-term investments with the investment company (see Note 7). These investments consist primarily of government-backed securities and collateralize any outstanding borrowings. Maximum borrowings under this arrangement during 2001 were approximately $4,095,000, which amount was outstanding at September 30, 2001. Borrowings under this arrangement were used for short-term working capital needs, primarily for stock repurchases, rather than liquidating the securities held as collateral.

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

     In April 2000, the holder of a $4,000,000 note payable converted $2,000,000 of principal into approximately 1,186,000 shares of common stock and warrants for the purchase of approximately 296,000 shares of common stock. The warrants are exercisable through April 2005 at a price of $2.10 per share.

     Convertible Preferred Stock - During 2000, 200 shares of Series C preferred stock, along with related accumulated but undeclared dividends, were converted into approximately 180,000 shares of common stock, and 24,369 shares of Series D convertible preferred stock were converted into approximately 2,632,000 shares of common stock. Also in 2000, Headwaters redeemed the remaining 35,631 shares of Series D preferred stock. The total amount paid to redeem the preferred stock was approximately $4,454,000, including a redemption premium of approximately $1,882,000, which was charged directly to stockholders' equity. In 2001, all of the outstanding shares of preferred stock, consisting of 3,000 shares of Series A and 14,310 shares of Series B, were converted into a total of approximately 443,000 shares of common stock, representing a conversion price of $7.00 per common share. Headwaters paid the accrued but undeclared dividends of approximately $695,000 in cash rather than allowing conversion into common stock at a price below market.

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

     Treasury Stock - During 2001, Headwaters acquired shares of its common stock in connection with the stock repurchase program announced in May 2000 and expanded in June 2001. The program, as revised, authorizes Headwaters to purchase stock in the open market or through negotiated block transactions up to an aggregate of 20% of the outstanding common stock, or $15,000,000, whichever is greater. During 2001, Headwaters purchased approximately 1,648,000 shares for approximately $10,510,000. Also during 2001, approximately 1,430,000 shares of treasury stock were cancelled.

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

6.   Financing and Other Equity Transactions, continued

     Related Party Note Receivable Collateralized by Common Stock - In January 2001, Headwaters accepted from a stockholder as full satisfaction of a collateral-based note receivable, i) 150,000 shares of Headwaters stock and options to acquire 25,000 shares of Headwaters common stock for $1.50 per share that collateralized the note, both of which were cancelled, and ii) a new 6% collateralized promissory note receivable in the principal amount of $1,750,000. Prior to this transaction, the original note receivable was being carried at the value of the underlying collateral. Headwaters recognized a gain of approximately $541,000 representing the increase in value of that collateral from September 30, 2000 to the date the collateral was surrendered by the stockholder in payment of the note. Headwaters recorded an allowance against the full amount of the new note receivable and related accrued interest due to substantial uncertainty of both the collectibility of the new note and the value of the new collateral. In October 2001, a $750,000 payment was received on the new promissory note, which amount, along with certain other assets, was accepted as full satisfaction of the new promissory note. The $750,000 gain on this transaction will be recognized in the December 2001 quarter. Due to substantial uncertainty regarding both value and realization, Headwaters recorded the other assets obtained in that transaction at $0.

7.   Liabilities

     Other Accrued Liabilities - Other accrued liabilities consisted of the following at September 30:

              (thousands of dollars)                                                                2000        2001
              -------------------------------------------------------------------------------------------------------
              Chemical costs not yet invoiced                                                     $  552     $   877
              Accrued costs related to HTI acquisition                                                --         777
              Accrued royalties due to third parties                                                 215         725
              Commitment to a feed stock supplier for a licensee's alternative fuel
               facility                                                                              784         576
              Contingent liability arising from the 1999 sale of an alternative fuel
               facility                                                                              800          --
              Estimated costs to settle long-term contractual obligations                            407          --
              Other                                                                                1,028       2,032
                                                                                            -------------------------
                                                                                                  $3,786     $ 4,987
                                                                                            =========================

     Notes Payable and Other Short-term Borrowings - Notes payable and other borrowings consist of the following at September 30:
               (thousands of dollars)                                                               2000        2001
              -------------------------------------------------------------------------------------------------------
              Short-term borrowings from an investment company, bearing interest at a floating rate (4.1% at September 30, 2001), collateralized by investments with the investment company with a carrying value of
               approximately $5,700.                                                              $   --     $ 4,095

              Note payable to a bank, bearing interest at prime plus 2%, repaid with proceeds from a line of credit with this bank obtained in October 2000
               (see Note 6).                                                                       3,000          --

              Note payable to a corporation, bearing interest at 6%, repaid with proceeds
               from a bank line of credit obtained in October 2000 (see Note 6).                   1,838          --

              Other                                                                                  425         410
                                                                                            -------------------------
                                                                                                   5,263       4,505
                   Less: current portion                                                            (208)     (4,356)
                                                                                            -------------------------
                   Total non-current                                                              $5,055     $   149
                                                                                            =========================

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

7.   Liabilities, continued

     Interest Rates and Debt Maturities - The weighted-average interest rate on notes payable and other short-term borrowings was 9.7% at September 30, 2000 and 4.7% at September 30, 2001. Future maturities of notes payable and short-term borrowings as of September 30, 2001 are as follows:

                                                  (thousands of
                Year ending September 30,              dollars)
                -------------------------- ---------------------
                          2002                           $4,356
                          2003                               78
                          2004                               30
                          2005                               12
                          2006                               13
                       Thereafter                            16
                                           ---------------------
                         Total                           $4,505
                                           =====================

     Interest Costs - During 1999, Headwaters incurred total interest costs of approximately $6,253,000, including approximately $2,075,000 of non-cash interest expense resulting from amortization of debt discount and debt issuance costs. During 2000, Headwaters incurred total interest costs of approximately $4,814,000, including approximately $3,034,000 of non-cash interest expense resulting from amortization of debt discount and debt issuance costs. During 2001, Headwaters incurred total interest costs of approximately $224,000, including approximately $79,000 of non-cash interest expense resulting from amortization of debt discount and debt issuance costs. No interest costs were capitalized in any of these years.

8.   Notes and Interest Receivable - Related Parties, Collateralized by Common
     Stock

     As of September 30, 2000, notes and interest receivable - related parties, collateralized by common stock, consisted of a collateral-based note receivable from a stockholder with a carrying value of approximately $466,000 and a $5,000,000 face amount, bearing interest at 6%. The note was collateralized by 150,000 shares of Headwaters' common stock and options to acquire 25,000 shares of Headwaters' common stock, which collateral, along with a new note receivable, was accepted as satisfaction of the note in 2001, all as described in more detail in Note 6. Interest income of approximately $515,000 was recognized in both 1999 and 2000 based on cash payments received. No interest income was recognized in 2001.

     In 2000, Headwaters entered into termination agreements with certain then current and former officers and employees having notes and interest payable to Headwaters totaling approximately $6,164,000. The agreements called for the cancellation of the outstanding balances under the notes, including interest, in exchange for the surrender and cancellation of the outstanding shares of common stock collateralizing the notes. These transactions resulted in the cancellation of approximately 812,000 shares of common stock and the recognition of a loss of approximately $219,000, which amount represents the interest recognized on the notes in prior periods.

9.   Stock Options and Warrants

     Stock Options - As of September 30, 2001, Headwaters had one stock option plan (the "Option Plan") under which 2,400,000 shares of common stock are reserved for ultimate issuance. As of September 30, 2001 options for approximately 150,000 shares of common stock can be granted under the Plan. A committee of Headwaters' Board of Directors, or in its absence the Board (the "Committee"), administers and interprets the Option Plan. This Committee is authorized to grant options and other awards both under the terms of the Option Plan and outside the Option Plan to eligible employees, officers, directors, and consultants of Headwaters. The Option Plan provides for the granting of both incentive stock options and non-statutory stock options. Terms of options granted under the Option Plan, including vesting requirements, are determined by the Committee. Options granted under the Option Plan vest over periods ranging up to ten years, expire ten years from the date of grant and are not transferable other than by will or by the laws of descent and distribution. Incentive stock option grants must meet the requirements of the Internal Revenue Code.

     Headwaters has elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for options granted to employees and directors. The alternative fair value method of accounting prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options, as discussed below. Under APB 25, no compensation expense is recognized for stock option grants to employees, officers and directors when the exercise price of stock options equals or exceeds the market price of Headwaters' common stock on the date of grant.

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

9.   Stock Options and Warrants, continued

     When options are issued with terms considered compensatory, the related compensation expense is amortized to expense over the specified vesting period on a straight-line basis. There was no deferred compensation related to options granted in 1999, 2000 or 2001. The amortized compensation expense related to compensatory options granted in prior years was approximately $2,553,000, $707,000 and $93,000 for 1999, 2000 and 2001,
     respectively.

     If Headwaters had elected to account for options granted based on their fair value, as prescribed by SFAS 123, net income (loss) and income (loss) per share would have been changed to the pro forma amounts shown in the table below:

             (thousands of dollars, except per-share data)          1999     2000      2001
             -------------------------------------------------- --------- -------- ---------
             Net income (loss) attributable to
              common stockholders -- reported                   (29,704)   $3,246   $21,404
                                  --  pro forma                 (32,969)    1,532    18,944
             Basic income (loss) per share -- reported            (2.39)     0.17      0.94
                                           -- pro forma           (2.65)     0.08      0.83
             Diluted income (loss) per share -- reported          (2.39)     0.15      0.87
                                             -- pro forma         (2.65)     0.08      0.77

     The fair value of each stock option grant was determined using the Black-Scholes option pricing model and the following assumptions: expected stock price volatility of 50% to 85%, risk-free interest rates ranging from 3.8% to 7.8%, weighted average expected option lives of 2 to 10 years and no dividend yield. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because Headwaters' stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of stock options.

     The following table is a summary of activity for all of Headwaters' stock options, including options not granted under the Option Plan, for the years ended September 30:

                                                 ----------------------- ---------------------- -----------------------
                                                          1999                   2000                    2001
                                                 ----------------------- ---------------------- -----------------------
                                                              Weighted              Weighted                Weighted
                                                             Average                Average                 Average
                                                              Exercise               Exercise                Exercise
        (thousands of shares)                      Shares      Price      Shares      Price       Shares      Price
        ---------------------------------------- ----------- ----------- ---------- ----------- ----------- -----------
        Outstanding at beginning of year              2,370       $6.29      2,971       $6.18       3,822       $5.16
           Granted                                      667        5.40      1,112        3.31         251        9.15
           Granted in exchange for HTI options           --          --         --          --         144        0.07
           Exercised                                    (30)       1.50        (42)       1.50        (822)       2.42
           Canceled                                     (36)       2.34       (219)      10.37        (112)       8.42
                                                 ----------- ----------- ---------- ----------- ----------- -----------
        Outstanding at end of the year                2,971       $6.18      3,822       $5.16       3,283       $5.80
                                                 =========== =========== ========== =========== =========== ===========

        Exercisable at end of year                    1,801       $5.23      2,201       $5.29       2,171       $5.70
                                                 =========== =========== ========== =========== =========== ===========

        Weighted average fair value of
         options granted during the year
         below market                                              none                   none                   $9.18

        Weighted average fair value of options
         granted during the year at market                        $2.94                  $1.09                   $5.20

        Weighted average fair value of options
         granted during the year above market                     $0.67                  $1.19                    none

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

9.   Stock Options and Warrants, continued

     The following table summarizes information about all stock options outstanding at September 30, 2001:

          (thousands of shares)               Options Outstanding                    Options Exercisable
          ---------------------- ----------------------------------------------- -----------------------------
                                    Weighted
                                      Number           Average        Weighted       Number        Weighted
                                  Outstanding at      Remaining       Average    Exercisable at    Average
            Range of Exercise     September 30,    Contractual Life   Exercise   September 30,     Exercise
                 Prices                2001            in Years        Price          2001          Price
          ---------------------- ----------------- ----------------- ----------- --------------- -------------
                 $0.01 to $1.50               779               4.3      $ 1.23             568        $ 1.14
                 $2.00 to $5.88             1,435               5.2        4.28             930          4.28
                 $8.00 to $9.09               442               6.6        8.71             200          8.25
               $11.00 to $13.56               627               6.3       12.89             473         12.93
                                 -----------------                               ---------------
                                            3,283                                         2,171
                                 =================                               ===============

     Common Stock Warrants - As of September 30, 2001, there were warrants outstanding for the purchase of approximately 684,000 shares of common stock at prices ranging from $1.32 to $3.84 per share and with expiration dates ranging from October 2001 to April 2005. All of these warrants were issued in connection with private placements of common and preferred stock or debt during 1999 and 2000.

10.  Fair Value of Financial Instruments

     Substantially all of Headwaters' financial instruments (consisting of cash and cash equivalents, short-term investments, trade and notes receivable, accounts payable, and notes payable) are either carried at fair value as of the balance sheet date or are of a short-term nature. Accordingly, while the fair values of some of the individual financial instruments vary somewhat from their carrying values, the aggregate carrying values as reflected in the consolidated financial statements for 2000 and 2001 approximated fair value.

11.  Income Taxes

     Headwaters had no income tax provision or benefit in 1999 because of its net operating loss position. In 2000, Headwaters reported a net income tax benefit of $2,900,000, consisting of the recognition of $3,000,000 of its deferred tax asset, reduced by $100,000 of federal alternative minimum tax. In 2001, Headwaters reported a net income tax benefit of $7,049,000, consisting of the recognition of $7,470,000 of its deferred tax asset, reduced by $100,000 of federal alternative minimum tax and $321,000 of current state income tax expense.

     As of September 30, 2001, Headwaters had net operating loss carryforwards of approximately $24,000,000 which can be used to offset future taxable income. The net operating loss carryforwards expire from 2017 to 2021. Headwaters also has approximately $220,000 in research and development tax credit carryforwards which can be used to offset future tax liabilities. The tax credit carryforwards expire from 2007 to 2016. The utilization of HTI's acquisition date operating loss carryforwards (totaling approximately $2,800,000) against future taxable income is subject to an annual limitation of approximately $800,000 due to the change in ownership of HTI.

     The provision for income taxes differs from the statutory federal income tax rate due to the following:

              (thousands of dollars)                                            1999          2000          2001
              --------------------------------------------------------- ------------- ------------- -------------
              Tax provision (benefit) at statutory rate                      $(9,653)     $    274      $  5,064
              Change in valuation allowance                                   10,600       (10,400)      (14,200)
              Alternative minimum tax                                             --           100           100
              State income taxes, net of federal tax effect                     (936)           25           470
              Acquired in-process research and development                        --            --           918
              Other, primarily redetermination of prior years' tax estimates     (11)        7,101           599
                                                                        ------------- ------------- -------------
                 Income tax provision (benefit)                              $     0      $(2,900)      $(7,049)
                                                                        ============= ============= =============

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

11.  Income Taxes, continued

     The components of the net deferred tax assets were as follows as of September 30:

              (thousands of dollars )                                                        2000           2001
              ----------------------------------------------------------------------- ------------ --------------
              Net operating loss carryforwards                                           $ 11,300        $ 9,120
              Research and development tax credit carryforwards                               200            220
              License fee revenue recognition                                               3,900          2,640
              Write-down of related party note receivable                                   1,100            720
              Estimated liabilities                                                           300            410
              Other, net                                                                      400             50
                                                                                      ------------ --------------
                   Total deferred tax assets                                               17,200         13,160
              Valuation allowance                                                         (14,200)            --
                                                                                      ------------ --------------
                   Net deferred tax assets                                               $  3,000        $13,160
                                                                                      ============ ==============

     The valuation allowance increased by $10,600,000 during 1999, decreased by $10,400,000 during 2000, and decreased by $14,200,000 during 2001. A valuation allowance is provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Based primarily on results of operations in 2001 and expected future results of operations, Headwaters determined that as of September 30, 2001, it is more likely than not that its deferred tax assets will be realized and the valuation allowance was reduced.

12.  Basic and Diluted Income Per Share

     The following table sets forth the computation of basic and diluted income
     (loss) per share.

          (thousands of dollars and shares, except per-share data)               1999         2000         2001
          ----------------------------------------------------------     ------------- ------------ ------------
          Numerator:
               Income (loss) before extraordinary item                       $(28,393)     $11,542      $21,517
               Extraordinary item                                                  --       (7,860)          --
                                                                         ------------- ------------ ------------
               Net income (loss)                                              (28,393)       3,682       21,517
               Preferred stock dividends (undeclared)                            (466)        (378)        (113)
               Imputed preferred stock dividends                                 (845)         (58)          --
                                                                         ------------- ------------ ------------
          Numerator for basic earnings per share -- net income
          (loss) attributable to common stockholders                          (29,704)       3,246       21,404
          Effect of dilutive securities - preferred stock dividends                --          139          113
                                                                         ------------- ------------ ------------
          Numerator for diluted earnings per share - net income
          (loss) attributable to common stockholders after assumed
          conversions                                                        $(29,704)     $ 3,385      $21,517
                                                                         ============= ============ ============

          Denominator:
          Denominator for basic earnings per share -
          weighted-average shares outstanding                                  12,418       19,468       22,787
          Effect of dilutive securities:
               Shares issuable upon exercise of options and warrants               --          391        1,582
               Shares issuable upon conversion of preferred stock                  --        2,376          268
                                                                         ------------- ------------ ------------
          Total dilutive potential shares                                          --        2,767        1,850
                                                                         ------------- ------------ ------------

          Denominator for diluted earnings per share -- weighted
          - average shares outstanding after assumed exercises
          and conversions                                                      12,418       22,235       24,637
                                                                         ============= ============ ============
          Basic earnings per share:
          Income (loss) before extraordinary item                            $  (2.39)     $  0.57      $  0.94
          Extraordinary item                                                       --        (0.40)          --
                                                                         ------------- ------------ ------------
          Net income (loss) per common share                                 $  (2.39)     $  0.17      $  0.94
                                                                         ============= ============ ============

          Diluted earnings per share:
          Income (loss) before extraordinary item                            $  (2.39)     $  0.50      $  0.87
          Extraordinary item                                                       --        (0.35)          --
                                                                          ------------- ------------ ------------
          Net income (loss) per common share                                 $  (2.39)     $  0.15      $  0.87
                                                                         ============= ============ ============

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

12.  Basic and Diluted Income Per Share, continued

     During the periods presented, Headwaters' potentially dilutive securities consisted of options and warrants for the purchase of common stock, convertible debt and convertible preferred stock. For 1999, all potentially dilutive securities were anti-dilutive and were not considered in the calculation of diluted earnings per share. For 2000, some options and warrants and certain convertible preferred stock were dilutive, but all other potentially dilutive securities were anti-dilutive and were not considered in the calculation. For 2001, most options and warrants and all of the then outstanding preferred stock were dilutive and were considered in the calculation. Anti-dilutive securities not considered in the diluted earnings per share calculation totaled approximately 6,750,000 shares in 2000 and approximately 1,375,000 shares in 2001. Imputed preferred stock dividends were calculated based upon the amount by which the price of Headwaters' common stock exceeded the conversion price at the date convertible preferred shares were issued.

13.  Purchase of Limited Partners' Interests in Subsidiaries

     In September 1998, Headwaters formally offered the limited partners in its two consolidated subsidiaries, Utah Synfuel #1 and Alabama Synfuel #1, an exchange of Headwaters' common stock for their limited partnership interests. During September through November 1998, all but one of the limited partners exchanged their interests and Utah Synfuel #1 became a wholly-owned subsidiary of Headwaters and Alabama Synfuel #1 became a 98%-owned subsidiary of Headwaters. Approximately 610,000 shares of common stock were issued in these transactions. In 2000, Headwaters reached an agreement settling several outstanding issues with the remaining limited partner of Alabama Synfuel #1 following which Alabama Synfuel #1 became a wholly-owned subsidiary of Headwaters. The carrying value of the intangible assets recorded in the exchange transactions, net of accumulated amortization, was approximately $464,000 at September 30, 2000 and approximately $400,000 at September 30, 2001 (see Note 15).

14.  Sale of Facilities

     Headwaters' business plan through 2000 called for the construction and sale of alternative fuel manufacturing facilities and the licensing of Headwaters' technology to facility purchasers to generate ongoing royalties. In 1999, Headwaters sold a facility located in Pennsylvania on which a loss of approximately $1,839,000 was recognized. Headwaters remained contingently liable for $800,000 of the facility debt which contingent liability was originally recorded in other accrued liabilities (see Note 7), but which was recognized as income in 2001 due to the elimination of the contingency. Headwaters also entered into an agreement under which it operates this facility on behalf of the owner. In 2000, upon achieving specified operating performance milestones, Headwaters received additional cash payments related to the sale of this facility. The cash proceeds from these payments, net of obligations to third parties, approximated $7,377,000. Of the net amount received, Headwaters recognized $4,400,000 as revenue because there were no ongoing obligations associated with those payments. Headwaters deferred the recognition of $2,977,000, which amount was characterized as prepaid royalties. This amount is being recognized as revenue on a straight-line basis through December 2007.

     In 2000, Headwaters sold the three remaining alternative fuel facilities it owned plus an option to acquire a licensee facility. One of these sold facilities was located in Utah, two of these facilities were located in West Virginia, and the facility under option was located in Nevada. Headwaters reported net gains on these transactions totaling approximately $12,470,000. Headwaters also entered into its standard supply agreements with the new owners of the facilities to sell proprietary chemical material used at the facilities and receives ongoing royalties based upon the sale of alternative fuel from the facilities.

15. Gains on Other Transactions, Asset Write-offs and Other Charges, and Extraordinary Item

     Gains on Other Transactions - During 2000, Headwaters recorded other gains of approximately $1,079,000 related to the satisfaction of a contingent contract liability ($755,000) and the gain recognized on a note receivable transaction.

     1999 Asset Write-offs and Other Charges - In 1999, certain assets, primarily consisting of leasehold improvements on the property where a small alternative fuel facility was located, were abandoned. The carrying value of these assets, totaling approximately $556,000, was written off during 1999. Based on the uncertainty of recovering certain advances on coal fine inventories paid from 1997 through May 1999, Headwaters wrote off $3,677,000 of advances on inventories in 1999. In addition, Headwaters wrote off a $660,000 note receivable and recorded a liability for approximately $469,000 related to a settlement agreement with a company that had provided Headwaters with advice with respect to the use of certain alternative fuel technology, certain financing obtained and the sale of certain alternative facilities. Finally, Headwaters recorded approximately $2,033,000 of non-cash, incremental amortization of deferred compensation from stock options, resulting from the termination of employees whose stock options became fully vested upon termination. All of these 1999 write-offs and provisions totaled approximately $7,395,000, which amount is recorded as asset write-offs and other charges in the consolidated statement of operations. Of this amount, approximately $5,362,000 represented non-cash expenses.

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

15. Gains on Other Transactions, Asset Write-offs and Other Charges, and Extraordinary Item, continued

     2000 Asset Write-offs and Other Charges - In 2000, Headwaters recorded an impairment charge of approximately $14,804,000 related to assets located in Utah and Alabama. This impairment charge consisted of an approximate $12,615,000 write-down to net realizable value of certain plant and equipment which remained on the sites when the facilities were sold and was idled, plus an approximate $2,189,000 write-off of an intangible asset which was no longer considered recoverable due to the relocation of a licensee facility. Headwaters also recorded employee severance and other non-cash charges from incremental amortization of deferred compensation from stock options (resulting from the termination of employees whose stock options became fully vested upon termination) totaling approximately $1,443,000. Other settlement charges ($979,000) and asset write-downs ($532,000) were recorded in 2000. All of these asset write-offs and other charges totaled approximately $17,758,000. Of this amount, approximately $15,485,000 represented non-cash expenses.

     Extraordinary Loss - In 2000, Headwaters redeemed all of its remaining convertible debt. The redemption consideration and early prepayment costs included approximately $7,037,000 in cash plus the issuance of approximately 214,000 shares of common stock. The loss recognized as a result of the total redemption consideration paid plus the acceleration of amortization of the unamortized debt discount and debt issuance costs in excess of the debt carrying value totaled approximately $7,860,000. This loss is reflected as an extraordinary item in the consolidated statement of operations.

16.  Commitments and Contingencies

     Commitments and contingencies as of September 30, 2001 not disclosed elsewhere, are as follows:

     Leases - Rental expense was approximately $1,309,000 in 1999, $255,000 in 2000 and $204,000 in 2001. Headwaters has noncancellable operating leases for equipment and for real estate. At September 30, 2001, minimum rental payments due under these leases are as follows:

               Year ending September 30:    (thousands of dollars)
              ----------------------------- -----------------------
                          2002                       $221
                          2003                        179
                          2004                        139
                          2005                        137
                          2006                         44
                       Thereafter                      12
                                            -----------------------
                                                     $732
                                            =======================

     Employee Benefit Plans - In 2000, Headwaters' Board of Directors approved three employee benefit plans, the Headwaters Incorporated 401(k) Profit Sharing Plan, the 2000 Employee Stock Purchase Plan, and the Headwaters Incorporated Incentive Bonus Plan. Under the terms of the 401(k) Plan, employees may elect to make tax-deferred contributions of up to 15% of their compensation, subject to statutory limitations. Headwaters matches employee contributions up to a specified maximum rate, which matching contributions vest over a three-year period. Headwaters is not required to be profitable in order to make matching contributions.

     The 2000 Employee Stock Purchase Plan provides eligible employees with an opportunity to increase their proprietary interest in the success of Headwaters by purchasing stock in Headwaters on favorable terms and to pay for such purchases through payroll deductions. A total of 500,000 shares of common stock are reserved for issuance under the Plan. Under the Plan, employees purchase shares of stock directly from Headwaters, which shares are made available primarily from treasury shares repurchased on the open market or from authorized but unissued shares, if necessary. Headwaters' current intent is to use shares being purchased on the open market to meet these requirements. The Plan is intended to comply with Section 423 of the Internal Revenue Code, but is not subject to the requirements of ERISA. Employees purchase stock through payroll deductions of from 1% to 10% of cash compensation, subject to certain limitations. The stock is purchased in a series of quarterly offerings. The cost per share to the employee is 85% of the lesser of the fair market value at the beginning of the offering period or the end of the offering period.

     The Incentive Bonus Plan, approved annually by the compensation committee of the board of directors, provides for annual cash bonuses to be paid if Headwaters accomplishes certain financial goals and if employees meet individual goals. A participant's cash bonus is based on Headwaters' success in meeting or exceeding specified financial performance targets established by the compensation committee, the employee's base pay, and individual performance during the year. Headwaters' financial goals are based upon an economic value added concept ("EVA") which purports to more closely align with a company's share price performance than other measurements of performance.

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

 16. Commitments and Contingencies, continued

     Substantially all employees of Headwaters are eligible to participate in the 401(k) and Stock Purchase Plans after meeting certain age and length of employment requirements. All employees, except those directly involved in the operations of alternative fuel facilities owned by a licensee, are eligible to participate in the Incentive Bonus Plan. Total expense for all of the above plans was approximately $1,768,000 in 2000 and $2,082,000 in 2001.

     Legal or Contractual Matters - Adtech. In October 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to an alternative fuel technology invented by Davidson. (This technology is distinct from the technology developed by Headwaters.) In September 2000, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee filed by Adtech, Inc. against Davidson and Headwaters. In the action, certain purported officers and directors of Adtech alleged that the technology purchase transaction was an unauthorized corporate action and that Davidson and Headwaters conspired together to effect the transfer. The complaint asserted related causes of action and sought unspecified money damages and other relief. In August 2001, the trial court granted Headwaters' motion to dismiss the complaint. It is not known whether the plaintiffs will appeal. Because resolution of the litigation is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

     AJG. In December 1996, Headwaters entered into a technology license and proprietary chemical sale agreement with AJG Financial Services, Inc. The agreement called for AJG to pay royalties and to purchase proprietary chemical material from Headwaters. In October 2000, Headwaters filed a complaint in the Fourth District Court for the State of Utah against AJG alleging that it had failed to make payments and to perform other obligations under the agreement. Headwaters asserts claims including breach of contract, declaratory judgment, unjust enrichment, and accounting and seeks money damages in the amount of $750,000 plus other damages to be proven at trial, as well as other relief. AJG's answer to the complaint denied Headwaters' claims and asserted counter-claims based upon allegations of misrepresentation and breach of contract. AJG seeks unspecified compensatory damages as well as punitive damages. Headwaters has denied the allegations of AJG's counter-claims. Because the litigation is at an early stage and resolution is uncertain, legal counsel cannot express an opinion as to the ultimate amount of recovery or liability.

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

     Employment and Severance Agreements - Headwaters has entered into employment agreements with its Chief Executive Officer and six other officers, including three HTI officers. The agreements generally are renewable by Headwaters and have original terms ranging from three to five years. They provide for annual salaries and benefits ranging from approximately $143,000 to $257,000 annually per officer. The annual commitment under all Headwaters and HTI agreements combined is currently approximately $1,278,000. All agreements provide for termination benefits, ranging from at least six-month's salary, up to a maximum period equal to the remaining term of the agreement. In addition to these employment agreements, in connection with the acquisition of HTI and in accordance with HTI's Change in Control Severance Plan, substantially all of HTI's employees could potentially be eligible to receive continuation of salary for certain periods of time following termination without cause, if such termination occurs within six months after a change in control. Headwaters does not currently expect to make any material payments under the terms of this HTI plan.

17.  Related Party Transactions

     In addition to related party transactions disclosed elsewhere, Headwaters purchases certain insurance benefits for its employees from various companies for which a director of Headwaters acts as a broker or agent. Gross payments to those insurance companies totaled approximately $374,000 in 1999, $361,000 in 2000 and $381,000 in 2001.

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

18.  Quarterly Financial Data (Unaudited)

     Summarized quarterly financial data for 2000 and 2001 is as follows:

                                                                                   2000
                                                      ----------------------------------------------------------------
                                                        First       Second        Third        Fourth
       (thousands of dollars, except per-share data)   Quarter      Quarter      Quarter       Quarter     Full Year
       ---------------------------------------------- ----------- ------------ ------------ -------------- -----------
         Net revenue                                     $11,049       $7,899      $15,000        $11,887     $45,835
              Gains on other transactions
                  included in net revenue (1)              5,341          481        8,527          3,600      17,949

         Gross profit                                      8,533        5,761       12,157          8,412      34,863
         Income (loss) before extraordinary item          (1,926)       2,137        8,259          3,072      11,542
         Net income (loss)                                (1,926)         314        2,222          3,072       3,682
              Asset write-offs and other charges
                  included in net income (loss) (1)      (11,021)        (841)      (1,559)        (4,337)    (17,758)
         Basic net income (loss) per common share (2)      (0.16)        0.01         0.09           0.13        0.17
         Diluted net income (loss) per common share (2)    (0.16)        0.01         0.09           0.12        0.15

                                                                                   2001
                                                      ----------------------------------------------------------------
                                                      First         Second        Third        Fourth
       (thousands of dollars, except per-share data)   Quarter      Quarter      Quarter     Quarter (3)   Full Year
       ---------------------------------------------- ----------- ------------ ------------ -------------- -----------
         Net revenue                                     $12,316       $9,754      $10,699        $12,695     $45,464
         Gross profit                                      7,590        6,245        6,600          7,434      27,869
         Net income (3)                                    5,406        4,576        4,956          6,579      21,517
         Basic net income per common share                  0.23         0.20         0.22           0.29        0.94
         Diluted net income per common share                0.22         0.19         0.20           0.26        0.87


(1) Gains on other transactions and asset write-offs and other charges are more fully described in Notes 14 and 15.
(2) In accordance with SFAS No. 128, "Earnings Per Share," net income (loss) per common share is computed independently for each of the quarters presented and the sum of the quarterly computations does not equal the total computed for the year.
(3) In the fourth quarter of 2001, Headwaters recognized approximately $7,470,000 of its deferred tax asset (see Note 11), recorded losses totaling approximately $3,812,000 related to write-offs of notes receivable and losses on equity investments (see Note 2), and recorded $2,400,000 of expense related to in-process research and development purchased in the HTI acquisition (see Note 3).