Form 10-Q
period 2001-12-31
HEADWATERS INC
filed 2002-02-08
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-27808


                             HEADWATERS INCORPORATED
                             -----------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                      87-0547337
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

    11778 South Election Road, Suite 210
                 Draper, Utah                                84020
   ----------------------------------------               -----------
   (Address of principal executive offices)                (Zip Code)

                                 (801) 984-9400
               --------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [X]


The number of shares outstanding of the Registrant's common stock as of January 31, 2002 was 24,378,998.

                             HEADWATERS INCORPORATED

                                TABLE OF CONTENTS

                                                                       Page No.
PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS:

              Condensed Consolidated Balance Sheets - As of
                September 30, 2001 and December 31, 2001  ...............   3

              Condensed Consolidated Statements of Income - For
                the three months ended December 31, 2000 and 2001 .......   5

              Condensed Consolidated Statement of Changes in
                Stockholders' Equity - For the three months ended
                December 31, 2001 .......................................    6

              Condensed Consolidated Statements of Cash Flows -
                For the three months ended December 31, 2000 and 2001 ...    7

              Notes to Condensed Consolidated Financial Statements ......    8

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS .................................   11


PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS ..........................................  14

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ..................  15

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ............................  15

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........  15

     ITEM 5.  OTHER INFORMATION ..........................................  15

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...........................  15


SIGNATURES ...............................................................  15


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

ITEM 1.  FINANCIAL STATEMENTS

                                          HEADWATERS INCORPORATED AND SUBSIDIARIES

                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                         (Unaudited)

                                                                                              September 30,      December 31,
(thousands of dollars)                                                                                 2001              2001
------------------------------------------------------------------------------------------- ---------------- -----------------
ASSETS

Current assets:
     Cash and cash equivalents                                                              $           999  $          2,581
     Short-term investments                                                                           6,048             9,533
     Trade receivables                                                                                8,887            14,019
     Short-term notes and accrued interest receivable                                                 6,857               559
     Other current assets                                                                             1,257             1,307
                                                                                            ---------------- -----------------
            Total current assets                                                                     24,048            27,999
                                                                                            ---------------- -----------------

Property, plant and equipment, net                                                                    2,680             2,755
                                                                                            ---------------- -----------------

Other assets:
     Notes and accrued interest receivable                                                            4,000             3,820
     Deferred income taxes                                                                           13,090            10,458
     Intangible assets, net                                                                          10,752            10,548
     Other assets                                                                                       805             1,042
                                                                                            ---------------- -----------------
            Total other assets                                                                       28,647            25,868
                                                                                            ---------------- -----------------

            Total assets                                                                    $        55,375  $         56,622
                                                                                            ================ =================

                     The accompanying notes are an integral part of the consolidated financial statements.

                                          HEADWATERS INCORPORATED AND SUBSIDIARIES

                                      CONDENSED CONSOLIDATED BALANCE SHEETS, continued
                                                        (Unaudited)

(thousands of dollars)                                                                                 2001              2001
------------------------------------------------------------------------------------------- ---------------- -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                       $         2,203 $          2,852
     Accrued personnel costs                                                                          2,777            1,095
     Other accrued liabilities                                                                        4,987            5,113
     Short-term borrowings                                                                            4,356              139
                                                                                            --------------- ----------------
            Total current liabilities                                                                14,323            9,199
                                                                                            --------------- ----------------
Long-term liabilities:
     Notes payable, non-current                                                                         149              127
     Other long-term liabilities                                                                      2,906            2,909
     Deferred revenue                                                                                 6,911            6,718
                                                                                             --------------- ----------------
            Total long-term liabilities                                                               9,966            9,754
                                                                                            --------------- ----------------
            Total liabilities                                                                        24,289           18,953
                                                                                            --------------- ----------------

Commitments and contingencies

Stockholders' equity:
     Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 23,807 shares at September 30, 2001 (including 548 shares held in treasury) and 24,358 shares at December 31, 2001 (including
       546 shares held in treasury)                                                                      24               24
     Capital in excess of par value                                                                  83,921           85,808
     Accumulated deficit                                                                            (49,399)         (44,672)
     Other, primarily treasury stock                                                                 (3,460)          (3,491)
                                                                                             --------------- ----------------
            Total stockholders' equity                                                               31,086           37,669
                                                                                             --------------- ----------------

            Total liabilities and stockholders' equity                                       $       55,375  $        56,622
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

                                            HEADWATERS INCORPORATED AND SUBSIDIARIES

                                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                           (Unaudited)

                                                                                                  Three months Ended December 31,
                                                                                              ------------------------------------
(thousands of dollars, except per-share data)                                                             2000               2001
-------------------------------------------------------------- ---------------- ------------- ----------------- ------------------
Revenue:
     License fees                                                                             $          6,267  $           5,816
     Chemical reagent sales                                                                              5,521             10,343
     Service revenue                                                                                       328              1,539
     Other                                                                                                 200                724
                                                                                              ----------------- ------------------
          Total revenue                                                                                 12,316             18,422
                                                                                              ----------------- ------------------

Operating costs and expenses:
     Cost of chemical reagents                                                                           3,625              7,229
     Cost of operations                                                                                  1,101              2,407
     Selling, general and administrative                                                                 1,470              1,604
                                                                                              ----------------- ------------------
        Total operating costs and expenses                                                               6,196             11,240
                                                                                              ----------------- ------------------

Operating income                                                                                         6,120              7,182
                                                                                              ----------------- ------------------

Other income (expense):
     Interest and net investment income (loss)                                                             222                (28)
     Interest expense                                                                                      (86)               (39)
     Other, net                                                                                           (750)               742
                                                                                              ----------------- ------------------
          Total other income (expense), net                                                               (614)               675
                                                                                              ----------------- ------------------

Income before income taxes                                                                               5,506              7,857

Income tax provision                                                                                      (100)            (3,130)
                                                                                              ----------------- ------------------

Net income                                                                                    $          5,406  $           4,727
                                                                                              ================= ==================

Basic net income per common share                                                             $            .23  $             .20
                                                                                              ================= ==================

Diluted net income per common share                                                           $            .22  $             .19
                                                                                              ================= ==================

                  The accompanying notes are an integral part of the consolidated financial statements.

                                            HEADWATERS INCORPORATED AND SUBSIDIARIES

                               CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                          For the Three Months Ended December 31, 2001
                                                           (Unaudited)

                                                                                                                       Other
                                                                                                         -------------- ------------
                                                                                                           Deferred       Common
                                                 Common Stock            Capital in                      compensation   stock held
                                          ---------------------------      excess       Accumulated       related to        in
(thousands of dollars and shares)            Shares        Amount       of par value      deficit        stock options   treasury
------------------------------------------------------- ------------- ----------------- -------------    -------------- ------------
Balances as of September 30, 2001               23,807      $     24        $   83,921   $  (49,399)       $     (422)   $  (3,038)

Exercise of stock options and warrants             551            --             1,447

Tax benefit from exercise of stock options                                         440

Amortization of deferred compensation
 related to stock options                                                                                          24

Purchase of 10 shares of treasury stock,
 at cost                                                                                                                      (101)

12 shares of treasury stock transferred
 to employee stock purchase plan                                                                                                46

Net income                                                                                    4,727
                                                ------      --------        ----------   ----------        ----------    ---------

Balances as of December 31, 2001                24,358      $     24        $   85,808   $  (44,672)       $     (398)   $  (3,093)
                                                ======      ========        ==========   ==========        ==========    =========

                        The accompanying notes are an integral part of the consolidated financial statements.

                                            HEADWATERS INCORPORATED AND SUBSIDIARIES

                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)


                                                                                             Three months Ended December 31,
                                                                                             ---------------------------------
  (thousands of dollars)                                                                                   2000          2001
-------------------------------------------------------------------------------------------- ------------------- -------------
Cash flows from operating activities:
  Net income                                                                                      $       5,406  $      4,727
  Adjustments to reconcile net income to net cash provided by operating activities:
     Deferred income taxes                                                                                   --         3,072
     Recognition of deferred revenue                                                                       (274)         (276)
     Depreciation and amortization                                                                          105           346
     Net loss (gain) on disposition of property, plant and equipment                                        (15)           15
     Losses in equity investments, write-offs and provisions for unrealizable investments                   692            --
     Write-down of related party note receivable                                                             88            --
     Other changes in operating assets and liabilities                                                     (158)       (6,318)
                                                                                                  -------------  ------------
Net cash provided by operating activities                                                                 5,844         1,566
                                                                                                  -------------  ------------

Cash flows from investing activities:
     Payments on notes receivable                                                                            --         6,778
     Net purchases of short-term investments                                                                 --        (3,485)
     Net proceeds from sale of short-term investments                                                       740            --
     Net proceeds from disposition of property, plant and equipment                                          15            --
     Purchase of property, plant and equipment                                                             (109)         (178)
     Investments in and loans to non-affiliated companies                                                (3,213)           --
     Net increase in other assets                                                                           (53)         (252)
                                                                                                  -------------  ------------
Net cash provided by (used in) investing activities                                                      (2,620)        2,863
                                                                                                  -------------  ------------

Cash flows from financing activities:
     Proceeds from issuance of notes payable and other borrowings                                         7,448         2,056
     Payments on notes payable and other borrowings                                                      (9,834)       (6,295)
     Proceeds from exercise of options and warrants                                                          75         1,447
     Purchase of common stock for the treasury, net of employee stock purchases                          (1,568)          (55)
                                                                                                  -------------  ------------
Net cash used in financing activities                                                                    (3,879)       (2,847)
                                                                                                  -------------  ------------

Net increase (decrease) in cash and cash equivalents                                                       (655)        1,582

Cash and cash equivalents, beginning of period                                                              983           999
                                                                                                  -------------  ------------

Cash and cash equivalents, end of period                                                          $         328  $      2,581
                                                                                                  =============  ============

Supplemental schedule of non-cash investing and financing activities:
     Income tax benefit from exercise of stock options                                            $          --  $        440
     Cancellation of treasury stock                                                                      (1,285)           --


                       The accompanying notes are an integral part of the consolidated financial statements.

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------


1.   Nature of Operations and Basis of Presentation
     -----------------------------------------------

     Operations - Headwaters Incorporated and its subsidiaries' primary business is commercializing its chemical reagent technologies used to produce alternative fuel from coal derivatives and to develop and deploy alternative energy technologies. Currently, Headwaters has licensed its technology to the owners of 28 alternative fuel facilities which are operating at various levels of production in ten states. In August 2001, Headwaters acquired 100% of Hydrocarbon Technologies, Inc. ("HTI"), a New Jersey company that has significant intellectual property including technologies to transform coal and heavy oil into ultra-clean diesel fuel, recycle waste oil into higher value carbon products, and nano-catalyst technology. Headwaters is interested in possible strategic acquisitions of entities that operate in adjacent industries and that would be synergistic with its current operations.

     Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments consist of normal recurring adjustments. The results of operations for the three-months ended December 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal 2002 year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters' Annual Report on Form 10-K for the year ended September 30, 2001 ("Form 10-K").

     HTI - As described in more detail in the notes to the consolidated financial statements in the Form 10-K, HTI's financial statements are consolidated with Headwaters' financial statements using a one-month lag. Accordingly, HTI's November 30, 2001 balance sheet has been consolidated with Headwaters' December 31, 2001 balance sheet, and HTI's results of operations for the period from date of acquisition (August 28, 2001) to November 30, 2001 have been consolidated with Headwaters' results for the quarter ended December 31, 2001. The $559,000 short-term note receivable in the December 31, 2001 balance sheet represents the portion of the intercompany note receivable due from HTI not eliminated in consolidation.

     HTI develops and commercializes catalysts and catalytic processes for producing chemicals and converting low-value fossil fuels into high-value alternative fuels. HTI's revenue consists primarily of contract services for businesses and the US Department of Energy and is included in the caption "Service revenue" in the consolidated statement of income for the three months ended December 31, 2001. HTI's costs related to that service revenue are included in cost of operations for the quarter. In accounting for long-term contracts, HTI primarily uses the percentage of completion method of accounting, on the basis of the relationship between effort expended and total estimated effort for the contract. If estimates of costs to complete a contract indicate a loss, provision is made currently for the total anticipated loss. Included in cost of operations is approximately $162,000 of amortization expense related to the identifiable intangible assets recorded as of the acquisition date.

2.   Borrowing Arrangements
     ----------------------

     Unsecured Bank Line of Credit - Headwaters has an unsecured revolving line of credit with a bank which currently has an expiration date in October 2002. Borrowings under the unsecured line of credit are limited to a maximum amount of $10,000,000 and bear interest at prime plus .75% (5.5% at December 31, 2001). Maximum borrowings under the line of credit during the December 2001 quarter were approximately $956,000, but there were no borrowings outstanding under the line as of December 31, 2001.

     Short-term Borrowings with an Investment Company - Headwaters has an arrangement with an investment company under which Headwaters can borrow up to 90% of the value of the portfolio of Headwaters' short-term investments with the investment company ($9,160,000 at December 31, 2001). These investments consist primarily of government-backed securities and collateralize any outstanding borrowings. Maximum borrowings under this arrangement during the December 2001 quarter were approximately $5,095,000, but there were no borrowings outstanding at December 31, 2001. Borrowings under this arrangement and the bank line of credit are used for short-term working capital needs. Interest on these borrowings totaled approximately $10,000 during the December 2001 quarter.

3.   Basic and Diluted Earnings per Share
     ------------------------------------

                                                                                             Three Months Ended December 31,
     (thousands of dollars and shares, except per-share data)                                          2000             2001
     ----------------------------------------------------------------------------------- ------------------- ----------------
     Numerator:
     Net income                                                                          $            5,406  $         4,727
     Preferred stock dividends (undeclared)                                                             (47)              --
                                                                                         ------------------- ----------------
     Numerator for basic earnings per share -- net income attributable
       to common stockholders                                                                         5,359            4,727
     Effect of dilutive securities - preferred stock dividends                                           47               --
                                                                                         ------------------- ----------------
     Numerator for diluted earnings per share -- net income attributable
       to common stockholders after assumed conversions                                  $            5,406  $         4,727
                                                                                         =================== ================

     Denominator:
     Denominator for basic earnings per share -- weighted-average
       shares outstanding                                                                            22,979           23,592
     Effect of dilutive securities:
       Shares issuable upon exercise of options and warrants                                            700            1,621
       Shares issuable upon conversion of preferred stock                                               443               --
                                                                                         ------------------- ----------------
     Total dilutive potential shares                                                                  1,143            1,621
                                                                                         ------------------- ----------------
     Denominator for diluted earnings per share -- weighted-average
       shares outstanding after assumed exercises and conversions                                    24,122           25,213
                                                                                         =================== ================

     Basic net income per share                                                          $              .23  $           .20
                                                                                         =================== ================

     Diluted net income per share                                                        $              .22  $           .19
                                                                                         =================== ================


     The amount of anti-dilutive securities not considered in the diluted earnings per share calculation, consisting only of out-of-the money options and warrants, totaled approximately 2,667,000 and 695,000 shares for the three months ended December 31, 2000 and 2001, respectively.

4.   Income Taxes
     ------------

     In the December 2000 quarter, Headwaters recorded $100,000 of alternative minimum tax expense. In the December 2001 quarter, Headwaters reported $3,130,000 of income tax expense, consisting of approximately $3,070,000 of deferred tax expense and approximately $60,000 of current tax expense. As of December 31, 2001, Headwaters had net operating loss carryforwards of approximately $18,000,000 which can be used to offset future taxable income.

5.   Commitments and Contingencies
     -----------------------------

     Commitments and contingencies as of December 31, 2001 not disclosed elsewhere, consisting of legal and contractual matters, are as follows:

     HTI Acquisition. Additional contingent consideration can be earned by the former HTI stockholders during calendar 2002 based on certain operating targets and other milestones. As required by generally accepted accounting principles, a contingent liability of $2,714,000 was recorded, representing the contingent incremental consideration for identified purchased assets in excess of the consideration paid at closing. A contingent liability was not recognized for the contingent incremental consideration that, if paid in the future, would be recorded as goodwill. This amount will be adjusted in the future if and when the actual contingent consideration is paid. If some or all of the recorded contingent consideration is not paid, some of the recorded asset values for assets acquired will be adjusted accordingly. If all operating targets and other milestones are achieved, the total additional consideration that could be issued to the former HTI stockholders would consist of approximately $1,395,000 in cash and approximately 593,000 shares of Headwaters common stock. The value of the common shares issued in the future, if any, will be determined at the time the shares are issued, based on the fair value of the shares at that time.

     Adtech. In October 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to an alternative fuel technology invented by Davidson. (This technology is distinct from the technology developed by Headwaters.) In September 2000, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee filed by Adtech, Inc. against Davidson and Headwaters. In the action, certain purported officers and directors of Adtech alleged that the technology purchase transaction was an unauthorized corporate action and that Davidson and Headwaters conspired together to effect the transfer. The complaint asserted related causes of action and sought unspecified money damages and other relief. In August 2001, the trial court granted Headwaters' motion to dismiss the complaint. Plaintiffs have appealed the case to the Sixth Circuit Court of Appeals. Because resolution of the appeal is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

     AJG. In December 1996, Headwaters entered into a technology license and proprietary chemical reagent sale agreement with AJG Financial Services, Inc. The agreement called for AJG to pay royalties and to purchase proprietary chemical reagent material from Headwaters. In October 2000, Headwaters filed a complaint in the Fourth District Court for the State of Utah against AJG alleging that it had failed to make payments and to perform other obligations under the agreement. Headwaters asserts claims including breach of contract, declaratory judgment, unjust enrichment, and accounting and seeks money damages in the amount of $750,000 plus other damages to be proven at trial, as well as other relief. AJG's answer to the complaint denied Headwaters' claims and asserted counter-claims based upon allegations of misrepresentation and breach of contract. AJG seeks unspecified compensatory damages as well as punitive damages. Headwaters has denied the allegations of AJG's counter-claims. Because the litigation is at an early stage and resolution is uncertain, legal counsel cannot express an opinion as to the ultimate amount of recovery or liability.

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

     Headwaters is also involved in other legal proceedings that have arisen in the normal course of business. Management believes that many of these other claims are without merit and in all cases intends to vigorously defend its position. Management does not believe that the outcome of these activities will have a significant adverse effect upon the operations or the financial position of Headwaters; however, it is possible that a change in management's estimates of probable liability could occur and the change could be significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto.

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

         The information set forth below compares Headwaters' operating results for the three months ended December 31, 2001 ("2001") with operating results for the three months ended December 31, 2000 ("2000").

         Revenue. Total revenue for 2001 increased by $6,106,000 to $18,422,000 as compared to $12,316,000 for 2000. The major components of revenue are discussed in the sections below.

         License Fees. During 2001, Headwaters recognized license fee revenue totaling $5,816,000, a decrease of $451,000 from $6,267,000 of license fee revenue recognized during 2000. License fees in 2000 included $2,888,000 related to a single licensee that owned four facilities. This licensee significantly reduced its production and sale of alternative fuel in early calendar 2001 and did not operate the four facilities for most of calendar 2001. This licensee sold the facilities in October 2001 and while Headwaters expects to receive license fees from the new owner in calendar 2002, there were no license fees earned from these four facilities in 2001. Due to increased alternative fuel sales by other licensees, there was a net increase of approximately $2,437,000 in license fees from all other licensees in 2001 over 2000. In 2001, the largest single licensee accounted for $2,115,000, or 36%, of total license fees and there were two additional licensees who each accounted for more than 10% of license fee revenue.

         Chemical Reagent Sales and Cost of Chemical Reagents. Chemical reagent sales during 2001 were $10,343,000 with a corresponding direct cost of $7,229,000. Chemical reagent sales during 2000 were $5,521,000 with a corresponding direct cost of $3,625,000. The increase in chemical reagent sales in 2001 over 2000 was due to increased alternative fuel production by Headwaters' licensees, as well as sales of chemical reagents to new customers. Headwaters expects future chemical reagent sales revenue from all licensees and other customers to be higher in fiscal 2002 than the amounts reported for fiscal 2001 due to anticipated increases in alternative fuel production by licensees and increases in sales of chemical reagents to new customers. The gross profit margin decreased in 2001 from 2000 due to differing chemical reagent formula requirements of certain licensees and new customers. Headwaters expects future gross profit margins to be somewhat less than the margin percentages realized in fiscal 2001 for the same reasons.

         Service and Other Revenue. Service revenue for 2001 includes $1,174,000 of HTI revenue and $365,000 of fees for operating two alternative fuel facilities for a licensee. Since HTI was acquired in August 2001, there is no service revenue for HTI for 2000. In 2001, other revenue includes $500,000 of one-time development services revenue related to work performed for a licensee.

         Cost of Operations. These costs increased by $1,306,000 to $2,407,000 in 2001 from $1,101,000 in 2000. The increase from 2000 to 2001 was primarily attributable to HTI costs of $1,661,000, partially offset by one-time accruals in 2000 for certain construction-related costs of approximately $220,000 and a decrease in personnel costs of approximately $160,000. Included in HTI's costs is a projected loss of approximately $253,000 on a portion of a foreign contract and approximately $162,000 of amortization expense related to the identifiable intangible assets recorded as part of the HTI acquisition.

         Selling, General and Administrative Expenses. These expenses increased $134,000 to $1,604,000 in 2001 from $1,470,000 in 2000. The increase was due primarily to an increase in professional services expense of approximately $210,000, partially offset by a decrease in personnel costs of approximately $110,000. The increase in professional services expense was due primarily to legal costs associated with current legal matters with which Headwaters is engaged.

         Other Income and Expense. During 2001, Headwaters reported net other income of $675,000 compared to net other expense of $614,000 during 2000. The difference of $1,289,000 in net other income / expense is primarily attributable to a net increase in gains associated with a related party note receivable of approximately $840,000 and a decrease in equity investment losses of approximately $690,000, partially offset by a decrease in interest and net investment income of approximately $250,000.

         In 1996, Headwaters sold certain construction companies and received as consideration a note receivable. The note was "marked to market" each period based upon the market value of Headwaters' common stock held as collateral and was reflected in Headwaters' financial statements at the underlying value of that collateral. In 2000, Headwaters recorded a "mark to market" loss of approximately $90,000 on the note receivable. In January 2001, Headwaters accepted as full satisfaction of the note receivable the shares of Headwaters' stock collateralizing the note plus a new note receivable which was fully reserved. In October 2001, Headwaters collected $750,000 on the fully reserved note.

         During fiscal 2000 and early fiscal 2001, Headwaters made several equity investments in and loans to unrelated high-risk entities. In 2000, Headwaters recognized approximately $690,000 of losses related to its equity investments. There were no such losses in 2001.

         Interest and net investment loss was $28,000 in 2001, which compares to $222,000 of interest and net investment income in 2000. The difference of $250,000 was primarily attributable to the recording in 2001 of a mark-to-market loss adjustment of approximately $150,000 related to certain short-term government securities classified as trading securities, and a decrease in interest income of approximately $80,000 related to a $6,500,000 note receivable that was collected in October 2001.

         Income Taxes. As of September 30, 2001, Headwaters determined that it was more likely than not that it would realize the benefit of its net operating loss carryforwards and recorded a deferred tax asset totaling approximately $10,470,000. The December 2001 quarter is the first period in which Headwaters has recorded a full tax provision. In 2001, Headwaters reported $3,130,000 of income tax expense, consisting of a reduction in the deferred tax asset of approximately $3,070,000, and approximately $60,000 of current tax expense. In 2000, Headwaters utilized its net operating loss carryforwards and reported only $100,000 of alternative minimum tax expense.

Liquidity and Capital Resources

         Net cash provided by operating activities during 2001 was $1,566,000 compared to $5,844,000 during 2000. Most of the cash flow from operating activities in 2001was attributable to net income before income taxes of $7,857,000, largely offset by an increase in trade receivables of $5,132,000. During 2001, investing activities consisted primarily of the collection on notes receivable of approximately $6,778,000 and net purchases of short-term investments of approximately $3,485,000. Financing activities in 2001 consisted primarily of net repayments of short-term borrowings of approximately $4,239,000 and proceeds from the exercise of stock options and warrants of approximately $1,447,000.

         Operating Activities. Headwaters reported net income in 2001 of $4,727,000; however, substantially all of the reported income tax expense of $3,130,000 was deferred tax expense which did not require the use of cash. Headwaters' trade receivables increased substantially during 2001 due primarily to the substantial increase in revenue in the December 2001 quarter compared to the September 2001 quarter (totaling approximately $5,727,000). Headwaters has no allowance for doubtful accounts at December 31, 2001.

         Investing and Financing Activities. In September 2001, Headwaters sold all of its remaining high-risk investments in exchange for a $4,000,000 collateral-based note receivable from a limited liability corporation. This note is due no later than September 2004, is collateralized by the bridge loans and equity investments sold and is being accounted for on the cost recovery method. Headwaters also has certain contract rights in excess of the $4,000,000 note amount relating to the collection of cash by the limited liability corporation. Headwaters does not currently intend to make any significant additional equity investments in or loans to any new unrelated entities, but could incur additional losses if the $4,000,000 loan is not repaid. During the December 2001 quarter, Headwaters collected $180,000 on this note. At September 30, 2001, in addition to the $4,000,000 note receivable, Headwaters had outstanding one other note receivable in the amount of $6,500,000. This note and the related accrued interest was collected in October 2001.

         Headwaters is interested in possible strategic acquisitions of entities that operate in adjacent industries and that would be synergistic with its current operations. Any future acquisitions could be funded using Headwaters' available cash, common stock, debt, or some combination thereof.

         Financing activities in 2001 consisted primarily of net repayments of short-term borrowings of approximately $4,239,000 and proceeds from the exercise of stock options and warrants of approximately $1,447,000. Other than operating leases for certain equipment and real estate, which are not material, Headwaters has no off-balance sheet transactions, derivatives, or similar instruments and has no involvement with any special purpose entities of any kind. Headwaters is not a guarantor of any other entities' debt or other financial obligations.

         Working Capital. Headwaters' working capital increased from approximately $9,725,000 at September 30, 2001, to approximately $18,800,000 at December 31, 2001. The primary reasons for this increase in working capital were the significant increase in trade receivables, resulting from increased revenue, and the reduction of outstanding short-term borrowings during the December 2001 quarter. Headwaters expects operations to produce positive cash flows in future periods, which, combined with current working capital, will be sufficient for Headwaters' needs for the next 12 months.

         Borrowing Arrangements. Headwaters has an unsecured revolving line of credit with a bank which currently has an expiration date in October 2002. Borrowings under the unsecured line of credit are limited to a maximum amount of $10,000,000 and bear interest at prime plus .75% (5.5% at December 31, 2001). Maximum borrowings under the line of credit during the December 2001 quarter were approximately $956,000, but there were no borrowings outstanding under the line as of December 31, 2001. Headwaters also has an arrangement with an investment company under which Headwaters can borrow up to 90% of the value of the portfolio of Headwaters' short-term investments with the investment company ($9,160,000 at December 31, 2001). These investments consist primarily of government-backed securities and collateralize any outstanding borrowings. Maximum borrowings under this arrangement during the December 2001 quarter were approximately $5,095,000, but there were no borrowings outstanding at December 31, 2001. Borrowings under this arrangement and the bank line of credit are used for short-term working capital needs.

         Income Taxes. As of December 31, 2001, Headwaters had net operating loss carryforwards of approximately $18,000,000 which can be used to offset future taxable income. The net operating loss carryforwards expire from 2017 to 2021. Headwaters also has approximately $220,000 in research and development tax credit carryforwards which can be used to offset future tax liabilities. The tax credit carryforwards expire from 2007 to 2016. The utilization of HTI's acquisition date operating loss carryforwards (totaling approximately $2,800,000) against future taxable income is subject to an annual limitation of approximately $800,000 due to the change in ownership of HTI.

         During 2002, Headwaters expects to pay some alternative minimum taxes and some state income taxes in certain states where net operating loss carryforwards aren't available. However, because of existing net operating loss carryforwards for regular federal tax purposes and in many states where Headwaters does business, and due to anticipated tax benefits from exercise of stock options, Headwaters does not currently expect to pay significant amounts of regular income taxes until late fiscal 2002 or early fiscal 2003.

Acquisition of HTI

         In August 2001, Headwaters completed the acquisition of HTI. Total consideration paid at closing, including the direct costs incurred by Headwaters to consummate the acquisition, was approximately $11,774,000. Additional contingent consideration can be earned by the former HTI stockholders during calendar 2002 based on certain operating targets and other milestones. As required by generally accepted accounting principles, a contingent liability of $2,714,000 was recorded, representing the contingent incremental consideration for identified purchased assets in excess of the consideration paid at closing. A contingent liability was not recognized for the contingent incremental consideration that, if paid in the future, would be recorded as goodwill. This amount will be adjusted in the future if and when the actual contingent consideration is paid. If some or all of the recorded contingent consideration is not paid, some of the recorded asset values for assets acquired will be adjusted accordingly. If all operating targets and other milestones are achieved, the total additional consideration that could be issued to the former HTI stockholders would consist of approximately $1,395,000 in cash and approximately 593,000 shares of Headwaters common stock. The value of the common shares issued in the future, if any, will be determined at the time the shares are issued, based on the fair value of the shares at that time.

         Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. Approximately $9,700,000 of the purchase price was allocated to identifiable intangible assets consisting of existing patented technology with an estimated useful life of 15 years. Management expects to commercialize HTI's existing technology domestically and in certain other countries and is emphasizing catalytic processes and technologies to change coal and heavy oils into higher value fuels.

         As of December 31, 2001, Headwaters had loaned HTI approximately $4,255,000, of which $559,000 was not eliminated in consolidation.

Other Items

         Headwaters has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their potential effects, if any, on the future results of operations or financial position of Headwaters. Based on that review, Headwaters believes that full implementation of SFAS No. 142, "Accounting for Goodwill and Intangible Assets," will require certain additional disclosures beginning October 1, 2002; however, Headwaters believes that neither SFAS No. 142 nor any of the other pronouncements reviewed will have any significant effects on its current or future financial position or results of operations.

Forward Looking Statements

         Statements in this Quarterly Report on Form 10-Q regarding Headwaters' expectations as to the operation of facilities utilizing Headwaters' alternative fuel technologies, the marketing of products, the receipt of licensing fees, royalties, and product sales revenues, the development, commercialization and financing of new technologies and other strategic business opportunities and acquisitions and other information about Headwaters that is not purely historical by nature, including those statements regarding Headwaters' future business plans, the operation of facilities, the availability of tax credits, the availability of feedstocks, the marketability of the alternative fuel, and the financial viability of the facilities, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Headwaters believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting the alternative fuel industry or the economy generally, factors which could cause actual results to differ from expectations stated in these forward looking statements include, among others, the following:

(1) Operating issues for licensed facilities including feedstock availability, moisture content, Btu content, correct application of chemical reagent, achieving significant chemical change, operability of equipment, production capacity, product durability, resistance to water absorption, overall costs of operations and other commercial factors surrounding the use of Headwaters' technologies.
(2) Marketing issues relating to market acceptance and regulatory permitting of products manufactured using Headwaters' technologies.
(3) Securing of suitable facility sites, including permits and raw materials, for relocation and operation of facilities and product sales.
(4) The market acceptance of products manufactured with Headwaters' technologies in the face of competition from traditional products.
(5) Dependence on licensees to successfully implement Headwaters' chemical reagent technologies and to make license and other payments to Headwaters.
(6) Maintenance of placed-in-service and other requirements under Section 29 of the tax code by alternative fuel manufacturing facilities.
(7) Changes in governmental regulations or failure to comply with existing regulations that could result in reduction or shutdown of operations of licensee facilities.
(8) The continued availability of tax credits to licensees under the tax code and each licensee's ability to use tax credits.
(9) The commercial feasibility of Headwaters' alternative fuel technologies upon the expiration of tax credits.
(10) Ability to meet financial commitments under existing contractual arrangements.
(11) Ability to meet non-financial commitments under existing contractual arrangements.
(12) Ability to commercialize new technologies which have only been tested in the laboratory and not in full-scale operations.
(13) Ability to commercialize the technology of HTI and to implement new business plans which are at an early stage of investigation and investment and which will require significant time, management, and capital investment.
(14) Success in the face of competition by others producing alternative chemical reagent products and other competing alternative fuel.
(15)   Sufficiency of intellectual property protections.
(16)   Satisfactory resolution of disputes in litigation.


                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See "ITEM 3: LEGAL PROCEEDINGS" in Headwaters' Annual Report on Form 10-K for the year ended September 30, 2001 for descriptions of current legal proceedings. There have been no material changes with respect to those matters since that report was filed.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

         Other than 18,475 shares of restricted common stock issued upon exercise of options and 429,958 shares of restricted common stock issued upon exercise of warrants, there have been no securities issued by Headwaters within the past fiscal quarter without registration under the Securities Act of 1933, as amended. As of December 31, 2001, Headwaters had five effective registration statements filed on Form S-3 and three effective registration statements filed on Form S-8. One or more of these registration statements have registered all except 475 shares issued during the quarter.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)    The following exhibit is included herein:

              99.1   Amended 2000 Employee Stock Purchase Plan

       (b) The following report was filed on Form 8-K during the quarter ended December 31, 2001:

              o Form 8-K filed on December 27, 2001, for an event dated December 27, 2001 (Risk factors updated for effective Forms S-3 and Forms S-8)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HEADWATERS INCORPORATED


Date:  February 8, 2002           By:  /s/ Kirk A. Benson
                                     ----------------------------------------
                                      Kirk A. Benson, Chief Executive Officer
                                      and Principal Executive Officer

Date:  February 8, 2002           By:  /s/ Steven G. Stewart
                                     -------------------------------------------
                                      Steven G. Stewart, Chief Financial Officer
                                      and Principal Financial Officer