Form 10-Q
period 2002-03-31
HEADWATERS INC
filed 2002-04-26
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-27808


                             HEADWATERS INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                    87-0547337
   -------------------------------          ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

    11778 South Election Road, Suite 210
                Draper, Utah                                  84020
  ----------------------------------------                  ----------
  (Address of principal executive offices)                  (Zip Code)

                                 (801) 984-9400
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's common stock as of April 19, 2002 was 24,749,350.

                             HEADWATERS INCORPORATED

                                TABLE OF CONTENTS

                                                                        Page No.
PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS:
              Condensed Consolidated Balance Sheets - As of
              September 30, 2001 and March 31, 2002......................   3

              Condensed Consolidated Statements of Income - For the
              three and six months ended March 31, 2001 and 2002.........   5

              Condensed Consolidated Statement of Changes in
              Stockholders' Equity - For the six months ended
              March 31, 2002..............................................  6

              Condensed Consolidated Statements of Cash Flows - For
              the six months ended March 31, 2001 and 2002................  7

              Notes to Condensed Consolidated Financial Statements........  8

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS......................... 12


PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS........................................... 17

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS................... 17

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................. 17

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......... 17

     ITEM 5.  OTHER INFORMATION........................................... 18

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................ 18


SIGNATURES.................................................................18


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

ITEM 1.  FINANCIAL STATEMENTS

                                          HEADWATERS INCORPORATED AND SUBSIDIARIES

                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                         (Unaudited)

                                                                                              September 30,         March 31,
(thousands of dollars)                                                                                 2001              2002
------------------------------------------------------------------------------------------- ---------------- -----------------
ASSETS
Current assets:
     Cash and cash equivalents                                                              $           999  $          5,099
     Short-term investments                                                                           6,048            13,113
     Trade receivables, net                                                                           8,887            17,525
     Short-term notes and accrued interest receivable                                                 6,857               581
     Other current assets                                                                             1,257             1,627
                                                                                            ---------------- -----------------
            Total current assets                                                                     24,048            37,945
                                                                                            ---------------- -----------------

Property, plant and equipment, net                                                                    2,680             2,787
                                                                                            ---------------- -----------------

Other assets:
     Notes and accrued interest receivable                                                            4,000             5,588
     Intangible assets, net                                                                          10,752            11,361
     Deferred income taxes                                                                           13,090             4,036
     Other assets                                                                                       805             3,290
                                                                                            ---------------- -----------------
            Total other assets                                                                       28,647            24,275
                                                                                            ---------------- -----------------

            Total assets                                                                    $        55,375  $         65,007
                                                                                            ================ =================

                                         The accompanying notes are an integral
                                      part of the consolidated financial statements.

                                          HEADWATERS INCORPORATED AND SUBSIDIARIES

                                      CONDENSED CONSOLIDATED BALANCE SHEETS, continued
                                                        (Unaudited)

                                                                                              September 30,        March 31,
(thousands of dollars and shares)                                                                      2001             2002
-------------------------------------------------------------------------------------------- --------------- ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                        $        2,203  $         3,149
     Accrued personnel costs                                                                          2,777            2,575
     Other accrued liabilities                                                                        4,987            6,562
     Notes payable, current and other short-term borrowings                                           4,356               90
                                                                                             --------------- ----------------
            Total current liabilities                                                                14,323           12,376
                                                                                             --------------- ----------------

Long-term liabilities:
     Notes payable, non-current                                                                         149              107
     Other long-term liabilities                                                                      2,906              117
     Deferred revenue                                                                                 6,911            7,180
                                                                                             --------------- ----------------
            Total long-term liabilities                                                               9,966            7,404
                                                                                             --------------- ----------------
            Total liabilities                                                                        24,289           19,780
                                                                                             --------------- ----------------

Commitments and contingencies

Stockholders' equity:
     Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 23,807 shares at September 30, 2001 (including 548 shares held in treasury) and 24,661 shares at March 31, 2002 (including 539
       shares held in treasury)                                                                          24               25
     Capital in excess of par value                                                                  83,921           87,853
     Accumulated deficit                                                                            (49,399)         (39,213)
     Other, primarily treasury stock                                                                 (3,460)          (3,438)
                                                                                             --------------- ----------------
            Total stockholders' equity                                                               31,086           45,227
                                                                                             --------------- ----------------
            Total liabilities and stockholders' equity                                       $       55,375  $        65,007
                                                                                             =============== ================

                                             The accompanying notes are an integral
                                         part of the consolidated financial statements.

                                                                4

                                            HEADWATERS INCORPORATED AND SUBSIDIARIES

                                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                           (Unaudited)

                                                                    Three Months Ended March 31,       Six Months Ended March 31,
                                                                --------------------------------- --------------------------------
(thousands of dollars, except per-share data)                               2001            2002             2001            2002
--------------------------------------------------------------- ----------------- --------------- ---------------- ---------------
Revenue:
     License fees                                               $          5,168  $        6,626  $        11,434  $       12,441
     Chemical reagent sales                                                4,134          16,944            9,656          27,287
     Service revenue                                                         168           1,660              496           3,199
     Other                                                                   284              26              483             751
                                                                ----------------- --------------- ---------------- ---------------
          Total revenue                                                    9,754          25,256           22,069          43,678
                                                                ----------------- --------------- ---------------- ---------------

Operating costs and expenses:
     Cost of chemical reagents                                             2,652          11,640            6,278          18,869
     Cost of operations                                                      857           3,336            1,958           5,184
     Research and development                                                 --             630               --           1,198
     Selling, general and administrative                                   1,628           2,215            3,097           3,810
                                                                ----------------- --------------- ---------------- ---------------
        Total operating costs and expenses                                 5,137          17,821           11,333          29,061
                                                                ----------------- --------------- ---------------- ---------------

Operating income                                                           4,617           7,435           10,736          14,617
                                                                ----------------- --------------- ---------------- ---------------

Other income (expense):
     Interest and net investment income                                      119              30              341               2
     Interest expense                                                        (61)            (17)            (146)            (56)
     Other, net                                                              (77)          1,351             (827)          2,093
                                                                ----------------- --------------- ---------------- ---------------
          Total other income (expense), net                                  (19)          1,364             (632)          2,039
                                                                ----------------- --------------- ---------------- ---------------

Income before income taxes                                                 4,598           8,799           10,104          16,656

Income tax provision                                                         (22)         (3,340)            (122)         (6,470)
                                                                ----------------- --------------- ---------------- ---------------

Net income                                                      $          4,576  $        5,459  $         9,982  $       10,186
                                                                ================= =============== ================ ===============

Basic net income per common share                               $            .20  $          .23  $           .44  $          .43
                                                                ================= =============== ================ ===============

Diluted net income per common share                             $            .19  $          .21  $           .41  $          .40
                                                                ================= =============== ================ ===============


                                             The accompanying notes are an integral
                                        part of the consolidated financial statements.

                                                                5

                                            HEADWATERS INCORPORATED AND SUBSIDIARIES

                               CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                      For the Six Months Ended March 31, 2002 (Unaudited)

                                                                                                                    Other
                                                                                                         ---------------------------
                                                                                                           Deferred       Common
                                                    Common Stock            Capital in                    compensation   stock held
                                                -------------------------     excess       Accumulated     related to       in
(thousands of dollars and shares)               Shares        Amount       of par value      deficit      stock options   treasury
---------------------------------------------------------- ------------- ----------------- -------------  -------------- ----------
Balances as of September 30, 2001                  23,807        $24           $83,921      $  (49,399)    $   (422)     $ (3,038)

Exercise of stock options and warrants                919          1             3,386

Tax benefit from exercise of stock options                                       1,390

Amortization of deferred compensation related
 to stock options                                                                                                47

Purchase of 75 shares of treasury stock, at cost                                                                           (1,056)

19 shares of treasury stock transferred to
 employee stock purchase plan                                                      111                                         76

Cancellation of 65 shares of treasury stock           (65)                        (955)                                       955

Net income                                                                                      10,186
                                                ---------- ----------    --------------    ------------   ----------     ---------

Balances as of March 31, 2002                      24,661        $25           $87,853     $   (39,213)   $    (375)     $ (3,063)
                                                ========== ==========    ==============    ============   ==========     =========

                                                 The accompanying notes are an integral
                                              part of the consolidated financial statements.

                                                                     6

                                            HEADWATERS INCORPORATED AND SUBSIDIARIES

                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)


                                                                                                 Six Months Ended March 31,
                                                                                                ----------------------------
(thousands of dollars)                                                                                   2001          2002
----------------------------------------------------------------------------------------------- -------------- -------------
Cash flows from operating activities:
Net income                                                                                      $       9,982   $    10,186
Adjustments to reconcile net income to net cash provided by operating activities:
   Deferred income taxes                                                                                   --         6,504
   Recognition of deferred revenue                                                                     (1,462)         (553)
   Depreciation and amortization                                                                          129           664
   Net gain on disposition of property, plant and equipment                                               (42)       (1,334)
   Losses in equity investments, write-offs and provisions for unrealizable investments                 1,047            --
   Write-down of note receivable and related accrued interest                                             365            --
   Write-up of related party note receivable                                                             (541)           --
   Other changes in operating assets and liabilities                                                     (377)       (6,637)
                                                                                                -------------- -------------
Net cash provided by operating activities                                                               9,101         8,830
                                                                                                -------------- -------------

Cash flows from investing activities:
   Payments on notes receivable                                                                            --         6,842
   Net purchases of short-term investments                                                                 --        (7,065)
   Net proceeds from sale of short-term investments                                                     1,191            --
   Net proceeds from disposition of property, plant and equipment                                          42           115
   Purchase of property, plant and equipment                                                             (150)         (317)
   Investments in and loans to non-affiliated companies                                                (4,201)           --
   Net increase in other assets                                                                          (122)       (2,515)
                                                                                                -------------- -------------
Net cash used in investing activities                                                                  (3,240)       (2,940)
                                                                                                -------------- -------------

Cash flows from financing activities:
   Proceeds from issuance of notes payable and other borrowings                                         8,148         2,056
   Payments on notes payable and other borrowings                                                     (12,184)       (6,364)
   Proceeds from exercise of options and warrants                                                         383         3,387
   Purchase of common stock for the treasury, net of employee stock purchases                          (2,898)         (869)
                                                                                                -------------- -------------
Net cash used in financing activities                                                                  (6,551)       (1,790)
                                                                                                -------------- -------------

Net increase (decrease) in cash and cash equivalents                                                     (690)        4,100

Cash and cash equivalents, beginning of period                                                            983           999
                                                                                                -------------- -------------

Cash and cash equivalents, end of period                                                        $         293  $      5,099
                                                                                                ============== =============

Supplemental schedule of non-cash investing and financing activities:
   Income tax benefit from exercise of stock options                                            $          --  $      1,390
   Cancellation of treasury stock                                                                      (2,753)         (955)


                                             The accompanying notes are an integral
                                         part of the consolidated financial statements.

                                                               7

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------


1.   Nature of Operations and Basis of Presentation
     ----------------------------------------------
     Operations - Headwaters Incorporated and its subsidiaries' primary business is commercializing its chemical reagent technologies used to produce alternative fuel from coal derivatives and to develop and deploy alternative energy technologies. Currently, Headwaters has licensed its technology to the owners of 28 alternative fuel facilities which are operating at various levels of production in ten states. In August 2001, Headwaters acquired 100% of Hydrocarbon Technologies, Inc. ("HTI"), a New Jersey company that has significant intellectual property including technologies to transform coal and heavy oil into ultra-clean diesel fuel, recycle waste oil into higher value carbon products, and nano-catalyst technology. Headwaters is interested in possible strategic acquisitions of entities that operate in adjacent industries and that would be synergistic with its current operations.

     Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and except for the transactions disclosed in Note 2 to the consolidated financial statements, consist of normal recurring adjustments. During the three- and six-month periods ended March 31, 2002, a gain was recorded on the sale of a 50% interest in one of Headwaters' original alternative fuel facilities. This gain was $1,342,000 and is included in other income in the consolidated statements of income.

     The results of operations for the three- and six-month periods ended March 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal 2002 year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters' Annual Report on Form 10-K for the year ended September 30, 2001 ("Form 10-K") and in Headwaters' Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

     HTI - As described in more detail in the notes to the consolidated financial statements in the Form 10-K, HTI's financial statements are consolidated with Headwaters' financial statements using a one-month lag. Accordingly, HTI's February 28, 2002 balance sheet has been consolidated with Headwaters' March 31, 2002 balance sheet, and HTI's results of operations for the period from date of acquisition (August 28, 2001) to February 28, 2002 have been consolidated with Headwaters' results for the six months ended March 31, 2002. The $581,000 short-term note receivable in the March 31, 2002 balance sheet represents the portion of the intercompany note receivable due from HTI not eliminated in consolidation.

     HTI develops and commercializes catalysts and catalytic processes for producing chemicals and converting low-value fossil fuels into high-value alternative fuels. HTI's revenue consists primarily of contract services for businesses and the US Department of Energy and is included in the caption "Service revenue" in the consolidated statements of income for the three- and six-month periods ended March 31, 2002. HTI's costs related to service revenue are included in cost of operations for the respective periods. In accounting for long-term contracts, HTI primarily uses the percentage of completion method of accounting, on the basis of the relationship between effort expended and total estimated effort for the contract. If estimates of costs to complete a contract indicate a loss, a provision is made for the total anticipated loss. Included in cost of operations for the three- and six-month periods ended March 31, 2002 is $162,000 and $323,000, respectively, of amortization expense related to the identifiable intangible assets recorded as part of the HTI acquisition.

2.   HTI Transactions Subsequent to Acquisition
     ------------------------------------------
     During the quarter ended March 31, 2002, in connection with the preparation of Headwaters' and HTI's consolidated income tax returns for the year ended September 30, 2001, Headwaters finalized its analysis of all of HTI's differences between book and tax reporting and HTI's net operating loss carryforwards as of the acquisition date. Based on this analysis, Headwaters adjusted the HTI purchase price allocation to record additional deferred tax assets of $510,000 and additional deferred tax liabilities of $4,240,000, eliminated a $2,714,000 contingent liability and recorded goodwill of $1,016,000.

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

     In accordance with the original HTI acquisition agreements, additional contingent consideration could be earned by the former HTI stockholders during calendar 2002 based on the attainment of certain operating targets and other milestones. In April 2002, Headwaters and the former HTI stockholders agreed to an amendment of the acquisition agreements and reached a final settlement of all outstanding contingent payments. Headwaters agreed to pay to the former HTI stockholders additional consideration with a value totaling $3,242,000. The consideration will consist of cash of $419,000 and the issuance of approximately 178,000 shares of Headwaters common stock valued at $2,823,000. This transaction will result in an increase in goodwill by the total value of the consideration of $3,242,000. The value of the 178,000 shares of common stock to be issued to the former HTI stockholders was determined using the average market price of Headwaters' stock over a three-day period, consisting of the day the settlement was reached and one day prior to and one day subsequent to that day.

     Included in cost of operations for the three- and six-month periods ended March 31, 2002 is $500,000 of accrued restructuring costs related to HTI. These costs are related to a cost reduction plan approved in March 2002 and implemented from March early April 2002. The plan calls for, among other cost cutting measures, a personnel reduction from a cross section of HTI's departments. All of the identified employees, comprising approximately 25% of HTI's total workforce prior to implementation of the plan, were terminated effective April 4, 2002. Actual costs incurred to implement the cost reduction plan through April 19, 2002 total approximately $125,000, with an estimated $375,000 of costs to be paid during the remainder of fiscal 2002.

3.   Basic and Diluted Earnings per Share
     ------------------------------------

                                                                     Three Months Ended March 31,    Six Months Ended March 31,
     (thousands of dollars and shares, except per-share data)                 2001           2002           2001           2002
     -------------------------------------------------------------- --------------- -------------- -------------- --------------
     Numerator:
     Net income                                                     $        4,576  $       5,459  $       9,982  $      10,186
     Preferred stock dividends (undeclared)                                    (47)            --            (94)            --
                                                                    --------------- -------------- -------------- --------------
     Numerator for basic earnings per share -- net income
      attributable to common stockholders                                    4,529          5,459          9,888         10,186
     Effect of dilutive securities - preferred stock dividends                  47             --             94             --
                                                                    --------------- -------------- -------------- --------------
     Numerator for diluted earnings per share -- net income
      attributable to common stockholders after assumed conversions $        4,576  $       5,459  $       9,982  $      10,186
                                                                    =============== ============== ============== ==============

     Denominator:
     Denominator for basic earnings per share -- weighted-average
      shares outstanding                                                    22,458         23,924         22,719         23,758
     Effect of dilutive securities:
      Shares issuable upon exercise of options and warrants                  1,416          1,532          1,057          1,576
      Shares issuable upon conversion of preferred stock                       443             --            443             --
                                                                    --------------- -------------- -------------- --------------
     Total dilutive potential shares                                         1,859          1,532          1,500          1,576
                                                                    --------------- -------------- -------------- --------------
     Denominator for diluted earnings per share --
      weighted-average shares outstanding after assumed
      exercises and conversions                                             24,317         25,456         24,219         25,334
                                                                    =============== ============== ============== ==============
     Basic net income per share                                     $         0.20  $        0.23  $        0.44  $        0.43
                                                                    =============== ============== ============== ==============
     Diluted net income per share                                   $         0.19  $        0.21  $        0.41  $        0.40
                                                                    =============== ============== ============== ==============


     The amount of anti-dilutive securities not considered in the diluted earnings per share calculation, consisting only of out-of-the money options and warrants, totaled approximately 1,450,000 and 110,000 shares for the three months ended March 31, 2001 and 2002, respectively, and 2,060,000 and 400,000 shares for the six months ended March 31, 2001 and 2002, respectively.

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

4.   Borrowing Arrangements
     ----------------------
     Unsecured Bank Line of Credit - Headwaters has an unsecured revolving line of credit with a bank which currently has an expiration date in October 2002. Borrowings under the unsecured line of credit are limited to a maximum amount of $10,000,000 and bear interest at prime plus 0.75% (5.5% at March 31, 2002). Maximum borrowings under the line of credit during the quarter ended December 31, 2001 were $956,000, but there were no borrowings outstanding under the line at December 31, 2001 nor at any time during the quarter ended March 31, 2002.

     Short-term Borrowings with an Investment Company - Headwaters has an arrangement with an investment company under which Headwaters can borrow up to 90% of the value of the portfolio of Headwaters' short-term investments with the investment company ($12,000,000 at March 31, 2002). These investments consist primarily of government-backed securities and collateralize any outstanding borrowings. Maximum borrowings under this arrangement during the quarter ended December 31, 2001 were $5,095,000, but there were no borrowings outstanding at December 31, 2001 nor at any time during the quarter ended March 31, 2002. Borrowings under this arrangement and the bank line of credit are used for short-term working capital needs. Interest on these borrowings totaled $10,000 during the December 2001 quarter.

5.   Income Taxes
     ------------
     Headwaters recorded $100,000 of current alternative minimum federal tax expense in the quarter ended December 31, 2000 and $22,000 of current state income tax in the quarter ended March 31, 2001, for total income tax expense of $122,000 for the six months ended March 31, 2001.

     Headwaters recorded $3,340,000 and $6,470,000, respectively, of income tax expense in the quarter and six months ended March 31, 2002. For the March 31, 2002 quarter, total income tax expense consisted of approximately $3,430,000 of deferred federal and state tax expense and approximately $310,000 of current state tax expense, offset by approximately $400,000 of current federal tax credits. For the six months ended March 31, 2002, total income tax expense consisted of approximately $6,500,000 of deferred federal and state tax expense and approximately $370,000 of current state tax expense, offset by approximately $400,000 of current federal tax credits. As of March 31, 2002, Headwaters had net operating loss ("NOL") carryforwards for tax purposes of approximately $20,000,000 and does not anticipate actually paying any substantial amounts of income taxes until these NOL carryforwards are fully used.

     Headwaters' effective tax rate was 38% and 39%, respectively, for the quarter and six months ended March 31, 2002. The effective tax rate was 40% for the quarter ended December 31, 2001 and was lower for the quarter ended March 31, 2002 due primarily to the enactment in March 2002 of the Job Creation and Worker Assistance Act of 2002. This law allows Headwaters' NOL carryforwards to offset 100% (instead of only 90%) of the alternative minimum tax liability for fiscal years 2001 and 2002 only. As a result, a tax refund receivable was recorded for $200,000 representing the recovery of alternative minimum taxes expensed and paid in 2001.

6.   Commitments and Contingencies
     -----------------------------
     Commitments and contingencies as of March 31, 2002 not disclosed elsewhere, consisting of legal and contractual matters, are as follows:

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

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

     AGTC. In March 1996, Headwaters entered into an agreement with AGTC and its associates for certain services related to the identification and selection of alternative fuel projects. In March 2002, AGTC filed an arbitration demand claiming that it is owed a commission under the 1996 agreement for eight percent of the monetized price of the Port Hodder project. Headwaters asserts that AGTC did not perform under the agreement and that the agreement was terminated and the disputes were settled in July 1996. Headwaters has filed an answer in the arbitration, denying AGTC's claims and has asserted counterclaims against AGTC. Because the arbitration is at an early stage and resolution is uncertain, legal counsel cannot express an opinion as to the ultimate amount of recovery or liability.

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

     Headwaters is interested in possible strategic acquisitions of entities that operate in adjacent industries and that would be synergistic with its current operations. Any future acquisitions could be funded using Headwaters' available cash, issuance of common stock, debt, or some combination thereof. As of March 31, 2002, Headwaters has capitalized approximately $2,570,000 of costs associated with potential future acquisitions and related projects that it is currently pursuing. If these potential acquisitions and related projects are not consummated, the respective capitalized costs will be expensed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     The information set forth below compares Headwaters' operating results for the three months ended March 31, 2002 ("2002") with operating results for the three months ended March 31, 2001 ("2001").

     Revenue. Total revenue for 2002 increased by $15,502,000 to $25,256,000 as compared to $9,754,000 for 2001. The major components of revenue are discussed below.

     License Fees. During 2002, Headwaters recognized license fee revenue totaling $6,626,000, an increase of $1,458,000 from $5,168,000 of license fee revenue recognized during 2001. The increase in license fee revenue is due to increased alternative fuel sales by most of Headwaters' licensees.

     Chemical Reagent Sales and Cost of Chemical Reagents. Chemical reagent sales during 2002 were $16,944,000 with a corresponding direct cost of $11,640,000. Chemical reagent sales during 2001 were $4,134,000 with a corresponding direct cost of $2,652,000. The increase in chemical reagent sales in 2002 over 2001 was due to increased alternative fuel production by Headwaters' licensees, as well as sales of chemical reagents to new customers. Headwaters expects its future chemical reagent sales revenue from all licensees and other customers combined to be higher in fiscal 2002 than the amounts reported for fiscal 2001 due to anticipated increases in alternative fuel production by licensees and increases in sales of chemical reagents to new customers. The gross profit margin decreased in 2002 from 2001 due to increased sales of a new chemical reagent formula, for certain licensees and new customers, which has a lower gross margin. Headwaters expects future gross profit margins to be slightly lower than the margin percentages realized in fiscal 2001 for the same reason and expects the gross margin for the remainder of fiscal 2002 to be relatively consistent with the gross margin achieved in 2002.

     Service Revenue. Service revenue for 2002 includes $1,030,000 of HTI revenue and $630,000 of fees for operating two alternative fuel facilities for a licensee. Since HTI was acquired in August 2001, there was no service revenue for HTI for 2001. Headwaters operated only one alternative fuel facility in 2001 for which it received $168,000 in fees.

     Cost of Operations. These costs increased by $2,479,000 to $3,336,000 in 2002 from $857,000 in 2001. The increase from 2001 to 2002 was primarily attributable to HTI costs of $2,234,000, along with an increase in personnel costs of approximately $200,000. Restructuring costs of $500,000 are included in HTI's costs. These costs are related to a cost reduction plan approved in March 2002 and implemented from March through early April 2002. The plan calls for, among other cost cutting measures, a reduction in personnel comprising approximately 25% of HTI's total workforce. Also included in HTI's costs is $162,000 of amortization expense related to the identifiable intangible assets recorded as part of the HTI acquisition.

     Research and Development. Substantially all of the research and development costs for 2002 represent the costs of research and development incurred by HTI. Since HTI was acquired in August 2001, there were no research and development costs for 2001.

     Selling, General and Administrative Expenses. These expenses increased $587,000 to $2,215,000 in 2002 from $1,628,000 in 2001. The increase was due primarily to increases of approximately $300,000 in both personnel costs and in professional services expense. The increase in professional services expense was due primarily to consulting costs related to strategic planning.

     Other Income and Expense. During 2002, Headwaters reported net other income of $1,364,000 compared to net other expense of $19,000 during 2001. The difference of $1,383,000 in net other income / expense is primarily attributable to a gain on sale of an interest in an alternative fuel facility of $1,342,000 in 2002, a decrease in equity and debt investment-related losses of approximately $720,000, and a decrease in the gain associated with a related party note receivable of approximately $630,000.

     In 2002, Headwaters sold a 50% interest in one its original alternative fuel facilities. The gain on the sale of this interest was $1,342,000. There were no other material asset sales in either 2002 or 2001. During fiscal 2000 and early fiscal 2001, Headwaters made several equity investments in and loans to unrelated high-risk entities. In 2001, Headwaters recognized approximately $720,000 of losses related to those investments. There were no such losses in 2002.

     In 1996, Headwaters sold certain construction companies and received as consideration a note receivable. This related party note was "marked to market" each period based upon the market value of Headwaters' common stock held as collateral and was reflected in Headwaters' financial statements at the underlying value of that collateral. In 2001, Headwaters recorded a "mark to market" gain of approximately $630,000 on the note receivable. In January 2001, Headwaters accepted as full satisfaction of the note receivable the shares of Headwaters' stock collateralizing the note plus a new note receivable which was fully reserved.

     Interest and net investment income decreased from $119,000 in 2001 to $30,000 in 2002. The $89,000 decrease was primarily due to approximately $100,000 of interest income in 2001 related to a $6,500,000 note receivable that was collected in October 2001 and for which there was no interest income in 2002. In 2002, investment income is net of a mark-to-market loss adjustment of approximately $160,000 related to certain short-term government securities classified as trading securities.

     Income Taxes. As of September 30, 2001, Headwaters determined that it was more likely than not that it would realize the benefit of its net operating loss ("NOL") carryforwards and recorded a deferred tax asset totaling approximately $10,470,000. Headwaters then began recording a full tax provision beginning with the December 2001 quarter.

     Headwaters recorded $3,340,000 of income tax expense in 2002, which consisted of approximately $3,430,000 of deferred federal and state tax expense and approximately $310,000 of current state tax expense, offset by approximately $400,000 of current federal tax credits. In 2001, Headwaters utilized its NOL carryforwards and recorded only $22,000 of current state income tax.

     Headwaters' effective tax rate was 38% in 2002. The effective tax rate was 40% for the quarter ended December 31, 2001 and was lower in 2002 due primarily to the enactment in March 2002 of the Job Creation and Worker Assistance Act of 2002. This law allows Headwaters' NOL carryforwards to offset 100% (instead of only 90%) of the alternative minimum tax liability for fiscal years 2001 and 2002 only. As a result, a tax refund receivable was recorded for $200,000 representing the recovery of alternative minimum taxes expensed and paid in fiscal 2001.

Six Months Ended March 31, 2002 Compared to Six Months Ended March 31, 2001

     The information set forth below compares Headwaters' operating results for the six months ended March 31, 2002 ("2002") with operating results for the six months ended March 31, 2001 ("2001").

     Revenue. Total revenue for 2002 increased by $21,609,000 to $43,678,000 as compared to $22,069,000 for 2001. The major components of revenue are discussed below.

     License Fees. During 2002, Headwaters recognized license fee revenue totaling $12,441,000, an increase of $1,007,000 from $11,434,000 of license fee revenue recognized during 2001. The increase in license fee revenue is due to increased alternative fuel sales by most of Headwaters' licensees.

     Chemical Reagent Sales and Cost of Chemical Reagents. Chemical reagent sales during 2002 were $27,287,000 with a corresponding direct cost of $18,869,000. Chemical reagent sales during 2001 were $9,656,000 with a corresponding direct cost of $6,278,000. The increase in chemical reagent sales in 2002 over 2001 was due to increased alternative fuel production by Headwaters' licensees, as well as sales of chemical reagents to new customers. The gross profit margin decreased in 2002 from 2001 due to increased sales of a new chemical reagent formula, for certain licensees and new customers, which has a lower gross margin.

     Service and Other Revenue. Service revenue for 2002 includes $2,204,000 of HTI revenue and $995,000 of fees for operating two alternative fuel facilities for a licensee. Since HTI was acquired in August 2001, there was no service revenue for HTI for 2001. Headwaters operated only one alternative fuel facility in 2001 for which it received $496,000 in fees. In 2002, other revenue includes $500,000 of one-time development services revenue related to work performed for a licensee.

     Cost of Operations. These costs increased by $3,226,000 to $5,184,000 in 2002 from $1,958,000 in 2001. The increase from 2001 to 2002 was primarily attributable to HTI costs of $3,338,000. Restructuring costs of $500,000 are included in HTI's costs. These costs are related to a cost reduction plan approved in March 2002 and implemented from March through early April 2002. The plan calls for, among other cost cutting measures, a reduction in personnel comprising approximately 25% of HTI's total workforce. Also included in HTI's costs is $323,000 of amortization expense related to the identifiable intangible assets recorded as part of the HTI acquisition.

     Research and Development. Substantially all of the research and development costs for 2002 represent the costs of research and development incurred by HTI. Since HTI was acquired in August 2001, there were no research and development costs for 2001.

     Selling, General and Administrative Expenses. These expenses increased $713,000 to $3,810,000 in 2002 from $3,097,000 in 2001. The increase was due primarily to increases of approximately $500,000 in professional services expense and approximately $200,000 in personnel costs. The increase in professional services expense was due primarily to consulting costs related to strategic planning.

     Other Income and Expense. During 2002, Headwaters reported net other income of $2,039,000 compared to net other expense of $632,000 during 2001. The difference of $2,671,000 in net other income / expense is primarily attributable to a gain on sale of an interest in an alternative fuel facility of $1,342,000 in 2002, a decrease in equity and debt investment-related losses of approximately $1,410,000, and an increase in the gain associated with a related party note receivable of approximately $210,000, all of which was partially offset by a reduction in interest and net investment income of approximately $340,000.

     In 2002, Headwaters sold a 50% interest in one its original alternative fuel facilities. The gain on the sale of this interest was $1,342,000. There were no other material asset sales in either 2002 or 2001. During fiscal 2000 and early fiscal 2001, Headwaters made several equity investments in and loans to unrelated high-risk entities. In 2001, Headwaters recognized approximately $1,410,000 of losses related to those investments. There were no such losses in 2002.

     In 2001, Headwaters recorded a "mark to market" gain of approximately $540,000 on its related party note receivable. In January 2001, Headwaters accepted as full satisfaction of the note receivable the shares of Headwaters' stock collateralizing the note plus a new note receivable which was fully reserved. In October 2001, Headwaters collected $750,000 on the fully reserved note, resulting in a $210,000 increase in the gain recognized on this note in 2002 compared to 2001.

     Interest and net investment income decreased from $341,000 in 2001 to $2,000 in 2002. The $339,000 decrease was primarily due to a decrease of approximately $180,000 in interest income related to a $6,500,000 note receivable and a decrease of approximately $190,000 in the return on short-term investments. The $6,500,000 note receivable was collected in October 2001 and accordingly, there was very little interest income in 2002. In 2001, Headwaters realized net investment income of approximately $140,000 while in 2002 a net investment loss of approximately $50,000 was incurred. The 2002 net investment loss includes a mark-to-market loss adjustment of approximately $310,000 related to certain short-term government securities classified as trading securities.

     Income Taxes. Headwaters' effective tax rate was 39% in 2002. Headwaters recorded $6,470,000 of income tax expense in 2002, which consisted of approximately $6,500,000 of deferred federal and state tax expense and approximately $370,000 of current state tax expense, offset by approximately $400,000 of current federal tax credits. In 2001, Headwaters utilized its net operating loss carryforwards and recorded only $100,000 of current alternative minimum federal tax expense and $22,000 of current state income tax.

Liquidity and Capital Resources

     Net cash provided by operating activities during 2002 was $8,830,000 compared to $9,101,000 during 2001. Most of the cash flow from operating activities in both periods was attributable to net income. During 2002, investing activities consisted primarily of net purchases of short-term investments of $7,065,000, the collection on notes receivable of $6,842,000, and costs related to potential future acquisitions and related projects totaling approximately $2,570,000. Financing activities in 2002 consisted primarily of net repayments of short-term borrowings of $4,308,000 and proceeds from the exercise of stock options and warrants of $3,387,000.

     Operating Activities. Headwaters reported net income in 2002 of $10,186,000. Moreover, most of Headwaters' reported income tax expense of $6,470,000 represents realization of deferred income taxes which did not require the use of cash. In 2002, the cash provided from operations was reduced by a significant increase in trade receivables approximating $8,638,000. This increase in trade receivables was due to the significant increase in revenues during 2002. Headwaters has no allowance for doubtful accounts at March 31, 2002.

     Investing and Financing Activities. In September 2001, Headwaters sold all of its remaining high-risk investments in exchange for a $4,000,000 collateral-based note receivable from a limited liability corporation. This note is due no later than September 2004, is collateralized by the bridge loans and equity investments sold and is being accounted for on the cost recovery method. Headwaters also has certain contract rights in excess of the $4,000,000 note amount relating to the collection of cash by the limited liability corporation. Headwaters does not currently intend to make any significant additional equity investments in or loans to any new unrelated high-risk entities, but could incur additional losses if the $4,000,000 loan is not repaid. During the six months ended March 31, 2002, Headwaters collected $244,000 on this note. At September 30, 2001, in addition to the $4,000,000 note receivable, Headwaters had outstanding one other note receivable in the amount of $6,500,000. This note and the related accrued interest was collected in October 2001.

     Headwaters is interested in possible strategic acquisitions of entities that operate in adjacent industries and that would be synergistic with its current operations. Any future acquisitions could be funded using Headwaters' available cash, issuance of common stock, debt, or some combination thereof. As of March 31, 2002, Headwaters has capitalized approximately $2,570,000 of costs associated with potential future acquisitions and related projects that it is currently pursuing. If these potential acquisitions and related projects are not consummated, the respective capitalized costs will be expensed.

     Financing activities in 2002 consisted primarily of net repayments of short-term borrowings of $4,308,000 and proceeds from the exercise of stock options and warrants of $3,387,000. Other than operating leases for certain equipment and real estate, which are not material, Headwaters has no off-balance sheet transactions, derivatives, or similar instruments and is not a guarantor of any other entities' debt or other financial obligations.

     Working Capital. Headwaters' working capital increased from $9,725,000 at September 30, 2001, to $25,569,000 at March 31, 2002. The primary reasons for this increase in working capital were the significant increase in cash and cash equivalents, short-term investments and trade receivables, all resulting from increased revenue, profitability and realization of deferred income taxes. Headwaters expects operations to produce positive cash flows in future periods, which, combined with current working capital, will be sufficient for Headwaters' needs for the next 12 months.

     Borrowing Arrangements. Headwaters has an unsecured revolving line of credit with a bank which currently has an expiration date in October 2002. Borrowings under the unsecured line of credit are limited to a maximum amount of $10,000,000 and bear interest at prime plus 0.75% (5.5% at March 31, 2002). Maximum borrowings under the line of credit during the quarter ended December 31, 2001 were $956,000, but there were no borrowings outstanding under the line at December 31, 2001 nor at any time during the quarter ended March 31, 2002. Headwaters also has an arrangement with an investment company under which Headwaters can borrow up to 90% of the value of the portfolio of Headwaters' short-term investments held with the investment company ($12,000,000 at March 31, 2002). These investments consist primarily of government-backed securities and collateralize any outstanding borrowings. Maximum borrowings under this arrangement during the quarter ended December 31, 2001 were $5,095,000, but there were no borrowings outstanding at December 31, 2001 nor at any time during the quarter ended March 31, 2002. Borrowings under this arrangement and the bank line of credit are used for short-term working capital needs.

     Income Taxes. As of March 31, 2002, Headwaters had net operating loss ("NOL") carryforwards for tax purposes of approximately $20,000,000 and does not anticipate actually paying any substantial amounts of income taxes until these NOL carryforwards are fully used. The NOL carryforwards expire from 2017 to 2021. Headwaters also has approximately $220,000 of tax credit carryforwards which can be used to offset future tax liabilities. The tax credit carryforwards expire from 2007 to 2016. The utilization of HTI's acquisition date NOL carryforwards (totaling approximately $2,400,000) against future taxable income is subject to an annual limitation of approximately $800,000 due to the change in ownership of HTI.

     During 2002, Headwaters made estimated payments for alternative minimum taxes and for certain state income taxes in states where NOL carryforwards are not available. Due to the passage in March 2002 of the Job Creation and Worker Assistance Act of 2002 (the "Act"), Headwaters has filed for a refund of the alternative minimum taxes paid in fiscal 2001 and plans to file for refunds related to the carryback of HTI's 2000 and 2001 losses, which pursuant to the Act can be carried back for five years instead of the statutory two-year period. Refunds expected to be received in fiscal 2002 total approximately $400,000. Because of existing NOL carryforwards for regular federal tax purposes and in many states where Headwaters does business, the provisions of the Act allowing Headwaters' NOL carryforwards to offset 100% of the alternative minimum tax liability for fiscal 2002, and due to anticipated tax benefits from the exercise of stock options, Headwaters does not currently expect to pay significant amounts of income taxes until late fiscal 2002 or early fiscal 2003.

Acquisition of HTI

     Headwaters completed the acquisition of HTI in August 2001. Total consideration paid at closing, including the direct costs incurred by Headwaters to consummate the acquisition, was approximately $11,774,000. During the quarter ended March 31, 2002, in connection with the preparation of Headwaters' and HTI's consolidated income tax return for the year ended September 30, 2001, Headwaters finalized its analysis of all of HTI's book / tax temporary differences and HTI's net operating loss carryforwards as of the acquisition date. Based on this analysis, Headwaters adjusted the purchase price allocation to record additional deferred tax assets of $510,000 and additional deferred tax liabilities of $4,240,000, eliminated a $2,714,000 contingent liability and recorded goodwill of $1,016,000.

     In accordance with the original HTI acquisition agreements, additional contingent consideration could be earned by the former HTI stockholders during calendar 2002 based on the attainment of certain operating targets and other milestones. In April 2002, Headwaters and the former HTI stockholders agreed to an amendment of the acquisition agreements and reached a final settlement of all outstanding contingent payments. Headwaters agreed to pay to the former HTI stockholders additional consideration with a value totaling $3,242,000. The consideration will consist of cash of $419,000 and the issuance of approximately 178,000 shares of Headwaters common stock valued at $2,823,000. This transaction will result in an increase in goodwill by the total value of the consideration of $3,242,000. The value of the 178,000 shares of common stock to be issued to the former HTI stockholders was determined using the average market price of Headwaters' stock over a three-day period, consisting of the day the settlement was reached and one day prior to and one day subsequent to that day.

     As of March 31, 2002, Headwaters had loaned HTI approximately $5,670,000, of which $581,000 was not eliminated in consolidation.

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


                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See "ITEM 3: LEGAL PROCEEDINGS" in Headwaters' Annual Report on Form 10-K for the year ended September 30, 2001 for descriptions of current legal proceedings. Other than the AGTC matter described in Note 6 to the consolidated financial statements, there have been no material changes with respect to legal proceedings since that report was filed.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

     Other than 45,000 shares of restricted common stock issued upon exercise of options, there have been no securities issued by Headwaters within the past fiscal quarter without registration under the Securities Act of 1933, as amended. As of March 31, 2002, Headwaters had five effective registration statements filed on Form S-3 and three effective registration statements filed on Form S-8. One or more of these registration statements have registered all of the shares issued during the quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An annual meeting of stockholders of Headwaters was held on March 15, 2002 for the following purposes:

     1. To elect three Class II directors of Headwaters to serve until the 2005 annual meeting of stockholders, one Class III director to serve until the 2003 annual meeting, or until their successors are duly elected and qualified, and also, pursuant to a contractual obligation connected with the acquisition of Hydrocarbon Technologies, Inc. by Headwaters, one additional Class I director to serve a contractual term ending March 31, 2004 and one additional Class III director to serve a contractual term ending March 31, 2003;
     2. To ratify the selection by the Board of Directors of Arthur Andersen LLP as independent auditors of Headwaters for the fiscal year ending September 30, 2002; and
     3. To approve a new stock incentive plan which was approved by Headwaters' Board of Directors in November 2001 and which authorizes a minimum of 2,000,000 shares available for grant thereunder.

     A total of 22,055,969 shares were voted on proposals no. 1 and 2. A total of 14,170,149 shares were voted on proposal no. 3. The results of voting on these matters were as follows:

     1. To elect Mr. Kirk A. Benson as a Class II director: for - 19,304,194; withheld authority - 2,751,775.

          To elect Mr. Raymond J. Weller as a Class II director: for - 21,368,870; withheld authority - 687,099.

          To elect Mr. E. J. "Jake" Garn as a Class II director: for - 21,484,812; withheld authority - 571,157.

          To elect Mr. Ronald S. Tanner as a Class III director: for - 21,456,612; withheld authority - 599,357.

          To elect Mr. L. K. (Theo) Lee as an additional Class I director: for - 19,344,302; withheld authority - 2,711,667.

          To elect Mr. Alfred G. Comolli as an additional Class III director: for - 19,280,221; withheld authority - 2,775,748.

     2. To ratify the selection of Arthur Andersen LLP as auditors for fiscal 2002: for - 20,313,377; against - 1,421,695; abstain - 320,897.

     3. To approve a new stock incentive plan: for - 5,321,342; against - 8,768,910; abstain - 79,897.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are included herein:

          10.72.5 Amendment to Share Exchange Agreement and Agreement and Plan of Reorganization between Headwaters and Hydrocarbon Technologies, Inc. dated March 31, 2002

          10.74 Asset Purchase Agreement between Headwaters and Red Hawk Energy, LLC dated December 28, 2001

          10.74.1 Amended and Restated Technology License and Reagent Supply Agreement between Headwaters and Environmental Technologies Group, LLC dated March 26, 2002

     (b) No reports were filed on Form 8-K during the quarter ended March 31, 2002.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             HEADWATERS INCORPORATED

Date: April 26, 2002                 By: /s/ Kirk A. Benson
                                         ---------------------------------------
                                         Kirk A. Benson, Chief Executive Officer
                                         and Principal Executive Officer

Date: April 26, 2002                 By: /s/ Steven G. Stewart
                                         ---------------------------------------
                                         Steven G. Stewart, Chief Financial
                                         Officer and Principal Financial Officer