Form 10-K/A
period 2001-09-30
HEADWATERS INC
filed 2002-07-22
CIK 1003344

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

This Form 10-K/A is the result of a re-audit of Headwaters' financials statements as of and for the fiscal years ended September 30, 2000 and 2001 due to a change in Headwaters' independent accountants. The information contained in this Form 10-K/A generally has not been updated to reflect events and circumstances occurring since its original filing. Such matters have been or will be addressed in subsequent reports filed with the SEC.


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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......22
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................22
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE..............................22

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............23
ITEM 11.     EXECUTIVE COMPENSATION...........................................23
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.......................................................23
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................23

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K......................................................24

SIGNATURES....................................................................28


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


         Major Licensees. Approximately $2,607,000 of revenue in 2000 and $1,328,000 in 2001 was from TECO Coal Corporation affiliated licensees; $12,296,000 of revenue in 2000 and $5,111,000 in 2001 was from DTE Energy Services, Inc. affiliated licensees; $1,032,000 of revenue in 1999, $15,511,000 in 2000 and $4,978,000 in 2001 was from licensees formerly affiliated with PacifiCorp; $849,000 of revenue in 1999, $2,558,000 in 2000 and $4,675,000 in
2001 was from Pace Carbon Fuels, L.L.C. affiliated licensees; and $2,673,000 of revenue in 1999 was from a licensee formerly affiliated with Flour Corporation. No other single customer accounted for over 10% of total revenue in 1999, 2000 or 2001.


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


ITEM 6.  SELECTED FINANCIAL DATA


         The following selected financial data are derived from the consolidated financial statements of Headwaters. This information should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. As more fully described in Notes 13 and 14 to the consolidated financial statements, in 1999 and 2000 Headwaters recorded approximately $(1,839,000) and $16,870,000, respectively, of gains (losses) on sale of facilities, and approximately $7,395,000 and $17,758,000, respectively, of asset write-offs and other charges. Headwaters believes these items are not directly related to its core business and does not expect similar items in the future. As more fully described in Note 14 to the consolidated financial statements, in 2000 Headwaters recorded an extraordinary loss on early extinguishment of debt of $7,860,000. Additionally, as more fully described in
Note 11 to the consolidated financial statements, in 2000 and 2001, Headwaters recorded approximately $3,000,000 and $7,470,000, respectively, of income tax benefit from the reduction of its deferred tax asset valuation allowance. Also, as more fully described in Notes 2 and 3 to the consolidated financial statements, in August 2001, Headwaters acquired HTI, the financial statements of which are consolidated with Headwaters' financial statements using a one-month lag. Accordingly, HTI's August 2001 acquisition date balance sheet has been consolidated with Headwaters' September 30, 2001 balance sheet but no results of operations of HTI have been included in Headwaters' consolidated results for any period.

         The selected financial data as of and for the years ended September 30, 1997 and 1998 and as of September 30, 1999 are derived from audited financial statements not included herein. The selected financial data as of September 30, 2000 and 2001 and for the years ended September 30, 1999, 2000, and 2001 were derived from the financial statements of Headwaters which have been audited by PricewaterhouseCoopers LLP included elsewhere herein.

                                                                      Year Ended September 30,
                                                  -----------------------------------------------------------------
(thousands of dollars, except per-share data)        1997         1998         1999         2000          2001
------------------------------------------------- ------------ ------------ ------------ ------------ -------------
OPERATING DATA:
     Total revenue                                   $    147      $ 2,186      $ 6,719       $27,886       $45,464
     Net income (loss)                                (10,498)     (11,308)     (28,393)        3,682        21,517
     Diluted net income (loss) per
        common share                                    (1.32)       (1.17)       (2.39)         0.07          0.87

                                                                        As of September 30,
                                                  -----------------------------------------------------------------
(thousands of dollars)                               1997         1998         1999         2000          2001
------------------------------------------------- ------------ ------------ ------------ ------------ -------------
BALANCE SHEET DATA:
     Working capital (deficit)                       $ (3,826)     $ 6,575      $(2,721)     $ 8,393       $ 8,619
     Net property, plant and equipment                 13,619       15,809       14,182          552         2,680
     Total assets                                      26,590       68,061       58,095       33,441        55,375
     Long-term obligations:
        Long-term liabilities                           3,817       14,879       18,422        5,235         3,055
        Unamortized portion of non-refundable
          license fees                                  1,190        7,455        6,579        7,681         5,805
        Redeemable convertible preferred
           stock                                           --           --        4,332           --            --
     Total long-term obligations                        5,362       23,256       30,255       12,916         8,860
     Total stockholders' equity (deficit)               6,426       14,746       (1,028)      10,747        31,086


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


         Revenue. Total revenue for 2001 increased by $17,578,000 to $45,464,000 as compared to $27,886,000 for 2000. The major components of revenue are discussed in the sections below.


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


         Other Income and Expense. During 2001, Headwaters reported net other expenses of $5,163,000 compared to net other income of $14,313,000 during 2000. The change of $19,476,000 is primarily attributable to a decrease in gains on sale of facilities of $16,870,000, a decrease in interest and investment income of approximately $1,049,000 and an increase in equity and debt investment-related losses of approximately $5,519,000, partially offset by a decrease of approximately $4,590,000 in interest expense, an increase in the mark-to-market adjustment of the carrying value of a related party note receivable of approximately $475,000, and a decrease of $1,079,000 from gains on other transactions, related to the satisfaction of a $755,000 contingent contract liability and a $324,000 gain recognized on a note receivable transaction in 2000.

         In 1999, Headwaters sold a facility located in Pennsylvania on which a loss of approximately $1,839,000 was recognized. Headwaters also entered into an agreement under which it operates this facility on behalf of the owner. In 2000, upon achieving specified operating performance milestones, Headwaters received additional cash payments related to the sale of this facility. These payments, net of obligations to third parties, approximated $7,377,000. Of the net amount received, Headwaters recognized $4,400,000 as a gain in 2000 because there were no ongoing obligations associated with those payments. Headwaters deferred the recognition of $2,977,000, which amount was characterized in the sales agreement as prepaid royalties. This amount is being recognized as revenue on a straight-line basis through December 2007.

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


         Interest expense decreased in 2001 primarily due to the significantly lower average levels of outstanding borrowings that existed in 2001 as compared to 2000. During 1996, Headwaters sold certain construction companies and received as consideration a $5,000,000 note receivable. The note was "marked to market" each period based upon the market value of Headwaters' common stock held as collateral and was reflected in the consolidated balance sheet at the underlying value of this collateral, $466,000 at September 30, 2000. In 2001, Headwaters accepted as full satisfaction of the note receivable the shares of Headwaters' stock collateralizing the note and a new note receivable which was recorded at $0 due to substantial uncertainty of both the collectibility of the new note and the value of the new collateral. This transaction resulted in recognition of a gain in 2001 of approximately $541,000, representing the increase in value of the collateral from September 30, 2000 to the date the collateral was surrendered in payment of the note. The corresponding adjustment in 2000 resulted in a write-up of $66,000 for a net increase in the adjustment of $475,000 in 2001 compared to 2000.


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


         Revenue. Total revenue for 2000 increased by $22,246,000 to $27,886,000 as compared to $5,640,000 for 1999. The major components of this revenue are discussed in the sections below.


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


         Other Income and Expense. During 2000, Headwaters reported net other income of $14,313,000 compared to net other expenses of $7,819,000 for 1999. This change of $22,132,000 relates primarily to an increase of $18,709,000 in net gains on sale of facilities, a decrease of $1,439,000 in interest expense, a positive variance of $1,275,000 in the mark-to-market adjustment of the carrying value of a related party note receivable collateralized by Headwaters common stock, and an increase of $1,079,000 from gains on other transactions, related to the satisfaction of a $755,000 contingent contract liability and a $324,000 gain recognized on a note receivable transaction in 2000, offset by $746,000 of losses recorded in 2000 in the carrying value of equity investments.

         In 2000, Headwaters recognized net gains on the sale of its owned alternative fuel facilities totaling approximately $16,870,000. There was one facility sale in 1999 on which a loss of $1,839,000 was recognized.


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


         In 2001, Headwaters' primary investing activity consisted of investments in and loans to unrelated high-risk companies. During 2001, Headwaters collected, wrote off, or sold all of the loans to such entities and wrote off or sold all of the equity investments. Total losses recorded in 2001 were approximately $6,265,000. In September 2001, Headwaters sold all of its remaining high-risk investments in exchange for a $4,000,000 note receivable from a limited liability corporation. This note is due no later than September 2004, is collateralized by the bridge loans and equity investments sold and is being accounted for on the cost recovery method. Following payment of the note principal, Headwaters has the right to receive the first $1,000,000 plus 20% of any additional cash received by the limited liability corporation related to the assets sold by Headwaters. Headwaters does not currently intend to make any significant additional equity investments in or loans to any new unrelated entities, but could incur additional losses if the $4,000,000 loan is not repaid. In addition to the $4,000,000 note receivable, at September 30, 2001 Headwaters had outstanding one other note receivable in the amount of $6,500,000. This note and the related accrued interest was collected in October 2001. Headwaters has no current plans to construct any additional alternative fuel facilities, but is interested in possible strategic acquisitions of entities that operate in adjacent industries and that would be synergistic with Headwaters' current operations. Any future acquisitions could be funded using Headwaters' common stock, available cash, debt, or some combination thereof.


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


         Headwaters' working capital increased from approximately $8,400,000 at September 30, 2000, to approximately $8,600,000 at September 30, 2001. Headwaters expects its operations to produce positive cash flows in future periods. In addition to cash provided by operating activities, Headwaters has an arrangement with an investment company under which Headwaters can borrow up to 90% of the value of the portfolio of Headwaters' short-term investments with the investment company. These investments consist primarily of government-backed securities and collateralize any outstanding borrowings. Maximum borrowings under this arrangement during 2001 were approximately $4,095,000, which amount was outstanding at September 30, 2001. Borrowings under this arrangement were used for short-term working capital needs, primarily for stock repurchases, rather than liquidating the securities held as collateral. Maximum borrowing capacity under this arrangement at November 30, 2001 approximated $8,600,000.


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


Critical Accounting Policies and Estimates

         Headwaters' significant accounting policies are identified and described in Note 2 to the consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.

         Headwaters continually evaluates its policies and estimation procedures. Estimates are often based on historical experience and on assumptions that it believes to be reasonable under the circumstances, but which could change in the future. Some of Headwaters' accounting policies and estimation procedures require the use of substantial judgment and actual results could differ materially from the estimates underlying the amounts reported in the consolidated financial statements. The following is a discussion of these critical accounting policies and estimates.

         License Fee Revenue Recognition. There are 28 alternative fuel facilities that are currently licensed to use Headwaters' patented technology and from which Headwaters can earn recurring license fees. These recurring license fees or royalty payments are recognized in the period when earned which generally coincides with the sale of the solid alternative fuel produced and sold by Headwaters' licensees. In most instances, Headwaters receives timely regular written reports from licensees notifying Headwaters of the amount of solid alternative fuel sold and the royalty due Headwaters under the terms of the respective license fee agreements. Moreover, in most instances, Headwaters has observed a pattern of payment by the licensees of these reported amounts due.

         Generally, estimates of license fee revenue earned, where required, can be reliably made based upon historical experience and / or verbal communications from licensees for whom an established pattern exists. In some cases, however, such as when a licensee is beginning to produce and sell alternative fuel or when an alternative fuel facility is sold by a licensee to another entity, and for which there is no pattern or knowledge of past or current production and sales activity, there may be more limited information upon which to determine an estimate of license fee revenue earned. In these situations, Headwaters uses such information as is available and where possible, attempts are made to substantiate the information, such as observing the levels of chemical reagents purchased by the licensee and used in the production of the solid alternative fuel. In limited situations, Headwaters is unable to reliably estimate the license fee revenues earned during a period, and therefore revenue recognition is delayed until a future date when sufficient information is known from which to make a reasonable estimation.

         Realizability of Receivables. Allowances are provided for uncollectible accounts and notes receivable when appropriate. Such allowances are based on a receivable-by-receivable analysis of collectibility or the occurrence of an impairment and totaled approximately $121,000 at September 30, 2000 and $0 at September 30, 2001 for trade receivables and $0 at September 30, 2000 and 2001 for notes receivable. Collateral is not required for trade receivables. Collateral, generally consisting of most or all assets of the debtor, is required for notes receivable. Total losses recognized on notes receivable were $0 in 1999 and 2000 and approximately $3,658,000 in 2001. These losses are included in other expense in the consolidated statement of operations.

         The losses on receivables in 2001 consisted entirely of write-offs or impairments of notes receivable from unrelated high-risk entities which Headwaters loaned funds to in late fiscal 2000 and early fiscal 2001, which amounts were determined to be uncollectible or worthless. Headwaters no longer makes these loans; however, in September 2001, Headwaters sold all its remaining loans and equity investments in these entities to a limited liability corporation, in exchange for a $4,000,000 note receivable, due no later than September 2004. Headwaters intends to review collectibility of this note receivable at the end of each reporting period. This collectibility review will consist of consideration of payments of required interest and principal and the sufficiency of the collateral to support the outstanding note receivable balance. To the extent impairment is indicated, Headwaters will write down the note receivable to its estimated net realizable value at that time, giving consideration primarily to the estimated value of the collateral.

         With regard to Headwaters trade receivables from its core business, past allowances have been minimal as have any required write-offs. Nevertheless, Headwaters reviews the collectibility of its trade receivables as of the end of each reporting period.

         Valuation of Long-Lived Assets, including Intangible Assets. Headwaters periodically evaluates the carrying value of long-lived assets, including intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flow from that asset is less than its carrying value. In that event, an impairment calculation is made and a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Impairment-related losses recognized in Headwaters' consolidated financial statements for 1999 and 2000 are more fully described in
Note 14. Indicators of impairment include such things as a significant adverse change in legal factors or in the general business climate or an expectation that significant assets will be sold or otherwise disposed of.

         Beginning in fiscal 2002, Headwaters will, in accordance with SFAS No. 142, "Accounting for Goodwill and Intangible Assets," perform periodic impairment tests of its intangible assets, most of which were acquired when HTI was purchased in August 2001. Intangible assets consist of (i) identifiable intangible assets, comprised of existing patented technology obtained in connection with the acquisition of HTI (see Note 3 to the consolidated financial statements); (ii) rights to technology, consisting of a coal-based alternative fuel technology and related licensing and patent rights; and (iii) the excess of the value of the consideration paid for the purchase of certain assets or equity securities over the fair values of the related assets, which fair values approximated their carrying cost. As described in more detail in Note 14 to the consolidated financial statements, Headwaters wrote off approximately $2,189,000 of intangible assets during 2000.

         It is possible that some of Headwaters' tangible or intangible long-lived assets could be impaired in the future and that the resulting write-downs could be material.

         Legal Matters. Headwaters is involved in several legal proceedings that have arisen out of the normal course of business, all as explained in more detail in Note 15 to the consolidated financial statements. Of the three primary legal matters described in Note 15, Headwaters is plaintiff in one case, defendant in a second case, and both a plaintiff and defendant in a third case. Management in all cases intends to vigorously defend its position. Management does not currently believe that the outcome of these activities will have a significant effect upon the operations or the financial position of Headwaters; however, it is possible that a change in management's estimates of probable liability could occur and the change could be significant.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         Due to recent events involving the Registrant's auditors, Arthur Andersen LLP, on May 10, 2002, Headwaters Incorporated dismissed Arthur Andersen LLP as its independent accountants. The Registrant's Audit Committee participated in and approved the decision to change independent accountants.

         The reports of Arthur Andersen LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

         In connection with its audits for the two most recent fiscal years and through May 10, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen LLP would have caused them to make reference thereto in their reports on the financial statements for such years.

         During the two most recent fiscal years and through May 10, 2002, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

         The Registrant requested that Arthur Andersen LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter is filed as
Exhibit 16 to this Form 10-K.

         On May 10, 2002, the audit committee appointed PricewaterhouseCoopers LLP as Headwaters' independent accountants. Headwaters has not consulted with PricewaterhouseCoopers LLP on any application of accounting principles or any other matter during the two fiscal years ended September 30, 2001 or subsequent thereto, except for consultations in the capacity as Headwaters' independent accountants up to July 19, 2000.


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


         There were no disagreements with accountants on accounting or financial statement disclosure subsequent to the appointment of Arthur Andersen LLP on July 19, 2000.


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

Consolidated Financial Statements of Headwaters Incorporated              Page


Report of Independent Accountants                                          F-1
Consolidated Balance Sheets as of September 30, 2000 and 2001              F-2
Consolidated Statements of Operations
  for the years ended September 30, 1999, 2000 and 2001                    F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended September 30, 1999, 2000 and 2001                    F-5
Consolidated Statements of Cash Flows
  for the years ended September 30, 1999, 2000 and 2001                    F-8
Notes to Consolidated Financial Statements                                F-10


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

         For convenience, the name Headwaters is used throughout this listing although in some cases the name Covol was used in the original instrument.

 Exhibit No.                                        Description                                          Location
 -----------                                        -----------                                          --------
3.1.9            Restated Certificate of Incorporation of Headwaters dated August 14, 2001                 (17)
3.2              By-Laws of Headwaters                                                                     (1)
3.2.1            Certificate of Amendment to Bylaws of Headwaters dated January 31, 1996                   (1)
3.2.2            Certificate of Amendment to the Bylaws dated May 20, 1997 (Originally designated          (3)
                 as Exhibit No. 3.2.1)
3.2.3            Certificate of Amendment to the Bylaws dated June 25, 1997  (Originally                   (3)
                 designated as Exhibit No. 3.2.2)
10.11.2          License Agreement dated September 10, 1996, between Headwaters and CoBon Energy,          (2)
                 LLC


10.13.7          Note Restructure and Assumption Agreement among Gerald Larson, et. al. and                (18)
                 Headwaters dated October 24, 2001
10.13.8          $250,000 Promissory Note from The Murdock Group Holding Corporation in favor of           (18)
                 Headwaters dated October 24, 2001
10.13.9          $200,000 Promissory Note from The Murdock Group Holding Corporation in favor of           (18)


                 Headwaters dated October 24, 2001
10.30            Lease Agreement, dated December 12, 1996, between Headwaters and UPC, Inc.                (2)
                 regarding Price City, Utah property
10.45**          License and Binder Purchase Agreement, dated December 14, 1997, between                   (4)
                 Appalachian Synfuel, LLC and Headwaters
10.47**          License Agreement, dated  August 5, 1997, between Pelletco Corporation and                (4)
                 Headwaters
10.49**          Agreement Concerning Additional Facilities, dated December 27, 1996, between AJG          (4)
                 Financial Services, Inc. and Headwaters
10.50.1**        Form of Amended and Restated License and Binder Purchase Agreement dated                  (5)
                 February 3, 1998, between PC Virginia Synthetic Fuel #1, PC West Virginia Synthetic
                 Fuel #1, PC West Virginia Synthetic Fuel #2, PC West Virginia Synthetic Fuel #3
                 and Headwaters

10.50.1.1***     Form of First Amendment to Amended and Restated License and Binder Purchase               (13)
                 Agreement, dated March 31, 1999, between PC Virginia Synthetic Fuel #1; PC
                 Virginia Synthetic Fuel #2; PC West Virginia Synthetic Fuel #3 and Headwaters
10.54            Employment Agreement effective May 1, 1998 with Steven G. Stewart                         (6)
10.56            Employment Agreement effective April 21, 1998 with Brent M. Cook                          (7)
10.60            Employment Agreement effective April 20, 1999 with Kirk A. Benson                         (8)
10.61            River Hill Project Purchase Agreement between DTE River Hill, L.L.C. and                  (16)
                 Headwaters dated August 27, 1999
10.61.1**        License and Binder Purchase Agreement between DTE River Hill, L.L.C. and                  (16)
                 Headwaters dated August 27, 1999
10.61.2          Modification Agreement between DTE River Hill L.L.C., Fun Enterprises Pty Limited         (16)
                 and Headwaters dated August 27, 1999
10.64***         Utah #2 Asset Purchase Agreement dated December 23, 1999 between Headwaters and           (9)
                 DTE Kentucky, LLC
10.64.1***       License and Binder Purchase Agreement dated December 29, 1999 between Headwaters          (13)
                 and DTE Kentucky, LLC
10.65***         Asset Purchase Agreement dated January 18, 2000 among Headwaters, Pocahontas              (9)
                 Synfuel, L.L.C., Synfuel Investments, Inc., Premier Elkhorn Coal Company, and
                 TECO Coal Corporation
10.65.1***       License and Binder Purchase Agreement dated January 18, 2000 between Headwaters           (13)
                 and Premier Elkhorn Coal Company (related to the Pocahontas facility)
10.65.2***       License and Binder Purchase Agreement dated January 21, 2000 between Headwaters           (13)
                 and Premier Elkhorn Coal Company (related to the Mohave facility)
10.67            Mountaineer Fuels Asset Purchase Agreement dated April 17, 2000 between DTE               (10)
                 Kentucky, LLC and Headwaters
10.67.1***       License and Binder Purchase Agreement dated April 17, 2000 between DTE Kentucky,          (10)
                 LLC and Headwaters
10.69***         Settlement Agreement and Mutual Release dated May 25, 2000 among Headwaters and           (11)
                 Birmingham Syn Fuel, L.L.C., PacifiCorp Syn Fuel, L.L.C., and PacifiCorp
                 Financial Services, Inc.
10.69.3***       License and Binder Purchase Agreement dated May 25, 2000 between Birmingham Syn           (11)
                 Fuel, L.L.C. and Headwaters
10.69.4***       License and Binder Purchase Agreement dated May 25, 2000 between PacifiCorp Syn           (11)
                 Fuel, L.L.C. and Headwaters (related to the Brookwood facility)
10.69.5***       License and Binder Purchase Agreement dated May 25, 2000 between PacifiCorp Syn           (11)
                 Fuel, L.L.C. and Headwaters (related to the Pumpkin Center #1 facility)
10.69.6***       License and Binder Purchase Agreement dated May 25, 2000 between PacifiCorp Syn           (11)
                 Fuel, L.L.C. and Headwaters (related to the Pumpkin Center #2 facility)
10.70***         Settlement Agreement and Release dated June 26, 2000 among Headwaters, Utah               (11)
                 Synfuel #1, Ltd., Coaltech No. 1, L.P., AJG Financial Services, Inc. and Square D
                 Company
10.70.1***       License and Binder Supply Agreement dated June 26, 2000 among Coaltech No.1 L.P.,         (11)
                 Utah Synfuel #1 Ltd, and Headwaters
10.71            Loan Agreement dated October 18, 2000 between Headwaters and Zions First National         (13)
                 Bank
10.71.2          First Amendment to Loan Agreement dated February 1, 2001 between Headwaters and           (14)
                 Zions First National Bank
10.71.3          Promissory Note dated February 1, 2001 between Headwaters as borrower and Zions           (14)
                 First National Bank as lender


10.71.4          Second Amendment to Loan Agreement dated September 26, 2001 between Headwaters            (18)
                 and Zions First National Bank


10.72            Agreement and Plan of Reorganization between Headwaters and Hydrocarbon                   (15)
                 Technologies, Inc. dated May 2, 2001
10.72.1          Share Exchange Agreement between Headwaters and Hydrocarbon Technologies, Inc.            (15)
                 dated May 2, 2001
10.72.2          Amendment No. 1 to Agreement and Plan of Reorganization between Headwaters and            (17)
                 Hydrocarbon Technologies, Inc. dated August 21, 2001
10.72.3          Amendment No. 1 to Share Exchange Agreement between Headwaters and Hydrocarbon            (17)
                 Technologies, Inc. dated August 21, 2001
10.72.4          Certificate of Merger between Headwaters and Hydrocarbon Technologies, Inc. dated         (17)
                 August 29, 2001


10.73            Contribution and Subscription Agreement among Headwaters and Avintaquin Capital,          (18)
                 LLC dated September 24, 2001
10.73.1          Promissory Note from Avintaquin Capital, LLC in favor of Headwaters dated                 (18)
                 September 24, 2001


16               Letter regarding change in certifying accountant                                          (12)


16               Letter regarding change in certifying accountant                                          (19)
21.1             List of Subsidiaries of Headwaters                                                        (18)
23.1             Consent of PricewaterhouseCoopers LLP                                                      *

99.1             Amended 2000 Employee Stock Purchase Plan (originally designated as Exhibit No.           (15)
                 99.2)
99.2             1995 Stock Option Plan (originally designated as Exhibit No. 10.5)                        (1)
99.2.1           First Amendment to the 1995 Stock Option Plan (originally designated as Exhibit           (1)
                 10.5.1)
99.3             Headwaters Incentive Bonus Plan dated May 25, 2000                                        (13)
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


(18) Incorporated by reference to the indicated exhibit filed with Headwaters' Annual Report on Form 10-K, for the fiscal year ended September 30, 2001.
(19) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated May 10, 2002, filed
     May 10, 2002.

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

                                                  Date: July 15, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                         TITLE                        DATE
      ---------                         -----                        ----

 /s/ Kirk A. Benson           Chief Executive Officer             July 15, 2002
-------------------------     (Principal Executive Officer)
 Kirk A. Benson               and Director

 /s/ Steven G. Stewart        Chief Financial Officer             July 15, 2002
-------------------------     (Principal Financial and
 Steven G. Stewart            Accounting Officer)

 /s/ Brent M. Cook            President and Director              July 15, 2002
-------------------------
 Brent M. Cook


 /s/ James A. Herickhoff      Director                            July 15, 2002
-------------------------
James A. Herickhoff


 /s/ Raymond J. Weller        Director                            July 15, 2002
-------------------------
Raymond J. Weller


 /s/ Ronald  S. Tanner        Director                            July 15, 2002
-------------------------
 Ronald S. Tanner


 /s/ E. J. "Jake Garn         Director                            July 15, 2002
-------------------------
 E. J. "Jake" Garn


 /s/ Alfred G. Comolli        Director                            July 15, 2002
-------------------------
  Alfred G. Comolli


 /s/ L.K. (Theo) Lee          Director                            July 15, 2002
-------------------------
  L.K. (Theo) Lee

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Headwaters Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Headwaters Incorporated and its subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Salt Lake City, Utah
July 15, 2002

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

                           HEADWATERS INCORPORATED AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS, continued

                                                                                                As of September 30,
(thousands of dollars and shares)                                                             2000             2001
------------------------------------------------------------------------------------ -------------- ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                $         698  $         2,203
     Accrued personnel costs                                                                 2,254            2,777
     Other accrued liabilities                                                               3,786            4,987
     Unamortized portion of non-refundable license fees                                      2,832            1,106
     Short-term borrowings                                                                     208            4,356
                                                                                     -------------- ----------------
            Total current liabilities                                                        9,778           15,429
                                                                                     -------------- ----------------

Long-term liabilities:
     Notes payable, non-current                                                              5,055              149
     Other long-term liabilities                                                               180            2,906
     Unamortized portion of non-refundable license fees                                      7,681            5,805
                                                                                     -------------- ----------------
            Total long-term liabilities                                                     12,916            8,860
                                                                                     -------------- ----------------
            Total liabilities                                                               22,694           24,289
                                                                                     -------------- ----------------

Commitments and contingencies

Stockholders' equity:
     Convertible preferred stock, $0.001 par value; authorized 10,000 shares, issued and outstanding 17 shares at September 30, 2000 and 0 shares at
       September 30, 2001                                                                        1               --
     Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 23,341 shares at September 30, 2000 (including 214 shares held in treasury) and 23,807 shares at September 30, 2001 (including 548
       shares held in treasury)                                                                 23               24
     Capital in excess of par value                                                         82,659           83,226
     Accumulated deficit                                                                   (70,221)         (48,704)
     Treasury stock                                                                           (734)          (3,038)
     Other                                                                                    (981)            (422)
                                                                                     -------------- ----------------
            Total stockholders' equity                                                      10,747           31,086
                                                                                     -------------- ----------------

            Total liabilities and stockholders' equity                               $      33,441  $        55,375
                                                                                     ============== ================

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                          HEADWATERS INCORPORATED AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            Year ended September 30,
(thousands of dollars, except per-share data)                                     1999               2000               2001
--------------------------------------------------------------------- ----------------- ------------------ ------------------
Revenue:
     License fees                                                     $          3,526  $          17,315  $          20,765
     Chemical sales                                                              2,140              9,757             22,407
     Alternative fuel sales                                                        767                149                 --
     Other                                                                         286                665              2,292
                                                                      ----------------- ------------------ ------------------
          Total revenue                                                          6,719             27,886             45,464
                                                                      ----------------- ------------------ ------------------

Operating costs and expenses:
     Cost of chemical                                                            1,695              6,617             14,524
     Cost of operations                                                         13,322              4,355              3,071
     Selling, general and administrative                                         4,881              4,827              5,838
     Acquired in-process research and development                                   --                 --              2,400
     Asset write-offs and other charges                                          7,395             17,758                 --
                                                                      ----------------- ------------------ ------------------
        Total operating costs and expenses                                      27,293             33,557             25,833
                                                                      ----------------- ------------------ ------------------
Operating income (loss)                                                        (20,574)            (5,671)            19,631
                                                                      ----------------- ------------------ ------------------

Other income (expense):
     Interest and net investment income                                          1,586              1,775                726
     Interest expense                                                           (6,253)            (4,814)              (224)
     Losses on notes receivable and equity investments                              --               (746)            (6,265)
     Net gains (losses) on sale of facilities                                   (1,839)            16,870                 --
     Other, net                                                                 (1,313)             1,228                600
                                                                      ----------------- ------------------ ------------------
          Total other income (expense), net                                     (7,819)            14,313             (5,163)
                                                                      ----------------- ------------------ ------------------

Income (loss) before income taxes and extraordinary item                       (28,393)             8,642             14,468

Income tax benefit                                                                  --              2,900              7,049
                                                                      ----------------- ------------------ ------------------

Income (loss) before extraordinary item                                        (28,393)            11,542             21,517

Extraordinary loss on early extinguishment of debt                                  --             (7,860)                --
                                                                      ----------------- ------------------ ------------------

Net income (loss)                                                     $        (28,393) $           3,682  $          21,517
                                                                      ================= ================== ==================


Basic net income (loss) per common share                              $          (2.39) $            0.07  $            0.94
                                                                      ================= ================== ==================

Diluted net income (loss) per common share                            $          (2.39) $            0.07  $            0.87
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

                                            HEADWATERS INCORPORATED AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY, continued

                                                                                                            Other
                                                                                           -----------------------------------------
                                                                                              Notes and
                                                                                              interest
                                                                                              receivable
                                                                                              - related
                                                                                             parties, from
                                   Convertible                                               issuance of,
                                   Preferred                                                      or          Deferred
                                     Stock        Common Stock      Capital in              collateralized compensation Common stock
(thousands of dollars            -------------------------------- excess of par Accumulated  by, common     from stock    held in
and shares)                      Shares Amount  Shares    Amount      value       deficit       stock         options     treasury
------------------------------------------------------------------------------------------------------------------------------------
Common stock issued on conversion
 of convertible preferred stock     (17)   $(1)    443      $--        $  --

Preferred stock cash dividends                                          (695)

Exercise of stock options and
 warrants                                          860        1        1,925

Common stock issued in connection
 with purchase of Hydrocarbon
 Technologies, Inc., net of
 estimated registration costs                      593        1        5,434

Common stock options issued in
 connection with purchase of
 Hydrocarbon Technologies, Inc.                                        1,325

Tax benefit from exercise of
 stock options                                                         1,690

Write-up of related party note
 receivable to collateral value                                                                  $(541)

Cancellation of related party
 note receivable and transfer of
 collateral shares to treasury
 stock                                                                                           1,007                    $(1,007)

Amortization of deferred
 compensation from stock options                                                                                  $93

Purchase of 1,648 shares of
 treasury stock, at cost                                                                                                  (10,510)

34 shares of treasury stock
 transferred to employee stock
 purchase plan                                                                                                                101

Cancellation of 1,430 shares of
 treasury stock                                 (1,430)      (1)      (9,112)                                               9,112

Net income for the year ended
 September 30, 2001                                                                21,517
                                 ---------------------------------------------------------------------------------------------------
Balances as of September 30, 2001    --    $--  23,807      $24      $83,226     $(48,704)        $ --          $(422)    $(3,038)
                                 ===================================================================================================

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                    HEADWATERS INCORPORATED AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                     Year ended September 30,
(thousands of dollars)                                                                          1999          2000         2001
----------------------------------------------------------------------------------------- ----------- ------------- ------------
Cash flows from operating activities:
Net income (loss)                                                                           $(28,393)     $  3,682     $ 21,517
     Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
          Deferred income tax benefit                                                             --        (3,000)      (7,470)
          Amortization of non-refundable license fees                                           (875)         (802)      (2,015)
          Depreciation and amortization                                                        2,570         1,021          263
          Amortization of deferred compensation from stock options                             2,553           707           93
          Interest expense related to amortization of debt discount and debt
           issuance costs                                                                      2,075         3,034           79
          Net losses (gains) on sale of facilities, property, plant and equipment              1,979       (16,894)         (42)
          Losses in equity investments, write-offs and provisions for unrealizable
           investments                                                                            --           746        3,018
          Write-down of notes receivable and related accrued interest                             --            --        3,200
          Write-down (write-up) of related party note receivable                               1,209           (66)        (541)
          Acquired in-process research and development                                            --            --        2,400
          Gains on other transactions                                                             --        (1,079)          --
          Non-cash portion of asset write-offs and other charges                               5,362        15,485           --
          Extraordinary loss on early extinguishment of debt                                      --         7,860           --
          Other changes in operating assets and liabilities, net of effect of acquisition of Hydrocarbon Technologies, Inc.:
                 Receivables                                                                  (2,837)       (3,968)        (987)
                 Other current assets                                                            107           161           26
                 Accounts payable and accrued liabilities                                       (993)       (1,804)         958
                 Unamortized portion of non-refundable license fees                               --         1,587       (1,587)
                 Other, net                                                                     (273)          (62)         (28)
                                                                                          ----------- ------------- ------------
                      Net cash provided by (used in) operating activities                    (17,516)        6,608       18,884
                                                                                          ----------- ------------- ------------

     Cash flows from investing activities:
          Payments for acquisition of Hydrocarbon Technologies, Inc., net of cash
           acquired                                                                               --            --       (4,845)
          Net proceeds from sale of short-term investments                                        --            --          925
          Net purchases of short-term investments                                                 --        (6,973)          --
          Investments in and loans to non-affiliated companies                                    --        (4,005)      (4,636)
          Purchase of facilities held for sale and equipment                                    (861)         (403)        (170)
          Proceeds from sale of facilities, property, plant and equipment                      1,433        42,334          168
          Net decrease (increase) in restricted assets                                           (95)          843          (85)
          Proceeds from facility transferred under note receivable arrangement                   525            --           --
          Other, net                                                                            (127)           (9)         (95)
                                                                                          ----------- ------------- ------------
               Net cash provided by (used in) investing activities                               875        31,787       (8,738)
                                                                                          ----------- ------------- ------------

     Cash flows from financing activities:
        Net proceeds from issuance of notes payable, warrants and other borrowings            11,193         6,980        8,991
        Payments on notes payable, including redemption premiums, and other borrowings        (4,690)      (43,995)      (9,941)
        Purchase of common stock for the treasury, net of employee stock purchases                --        (1,871)     (10,409)
        Proceeds from exercise of options and warrants                                            --           659        1,926
        Preferred stock dividends                                                               (123)         (297)        (695)
        Net proceeds from issuance of common stock and warrants                                3,775         5,254           --
        Net proceeds from issuance of preferred stock and warrants                             6,367            --           --
        Preferred stock redemptions                                                               --        (4,454)          --
        Other, net                                                                              (147)         (149)          (2)
                                                                                          ----------- ------------- ------------
         Net cash provided by (used in) financing activities                                  16,375       (37,873)     (10,130)
                                                                                          ----------- ------------- ------------

     Net increase (decrease) in cash and cash equivalents                                       (266)          522           16

     Cash and cash equivalents, beginning of year                                                727           461          983
                                                                                          ----------- ------------- ------------

     Cash and cash equivalents, end of year                                                 $    461      $    983     $    999
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

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Description of Business


     Headwaters Incorporated was incorporated in Delaware in 1995. Headwaters owns 100% of Hydrocarbon Technologies, Inc. ("HTI"), a New Jersey company formed in 1995 and acquired by Headwaters in August 2001. In September 2001, Headwaters disposed of its 100% interest in Kwai Financial, Inc. ("Kwai"), a Delaware company formed in 2000. Headwaters is also the general partner and the sole limited partner in two limited partnerships, Utah Synfuel #1 Ltd. and Alabama Synfuel #1 Ltd., which were formed in 1996. Headwaters' fiscal year ends on September 30 and unless otherwise noted, all future references to years shall mean Headwaters' fiscal year rather than a calendar year.

     Headwaters Incorporated and its subsidiaries' primary business is commercializing its chemical technologies used to produce alternative fuel from coal derivatives and to develop and deploy alternative energy technologies. Currently, Headwaters has licensed its technology to the owners of 28 alternative fuel facilities which are operating at various levels of production in ten states. During 1999 and 2000, Headwaters consummated the sale of its four owned facilities and licensed its technology to the owners. One of the facilities was sold in 1999 and three of the facilities were sold in 2000 (see Note 13). Headwaters has no current plans to construct any additional alternative fuel facilities. During 2000, Headwaters began evaluating and pursuing investment alternatives. Headwaters invested excess cash in high-grade government-backed securities and made several equity investments in and loans to unrelated high-risk entities. Headwaters continues to invest in government-backed securities, but does not currently intend to make any additional equity investments in or loans to any new unrelated entities. Headwaters is interested in possible strategic acquisitions of entities that operate in adjacent industries and that would be synergistic with its current operations.

2.   Summary of Significant Accounting Policies

     Principles of Consolidation - The consolidated financial statements include the accounts of Headwaters and its four subsidiaries, HTI, Kwai, Utah Synfuel #1 and Alabama Synfuel #1. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the time required to obtain accurate financial information related to HTI's significant foreign contracts, for financial reporting purposes HTI's financial statements are consolidated with Headwaters' financial statements using a one-month lag. Accordingly, HTI's August 2001 acquisition date balance sheet has been consolidated with Headwaters' September 30, 2001 balance sheet, but no results of operations of HTI have been included in the accompanying consolidated statements of operations for any period. HTI's November 30, 2001 balance sheet will be consolidated with Headwaters' December 31, 2001 balance sheet and HTI's results of operations for the period from date of acquisition to November 30, 2001 will be consolidated with Headwaters' results for the quarter ending December 31, 2001.

     Revenue Recognition - There are 28 alternative fuel facilities that currently utilize Headwaters' patented technology and from which Headwaters earns license fees and/or profits from the sale of chemical reagent. Non-refundable advance license fees and royalty payments have been received from certain licensees under various terms and conditions. These non-refundable license fees and royalties have been deferred and are being recognized on a straight-line basis over the period covered by the related license and royalty agreements, generally through calendar 2007. Recurring license fees or royalty payments are recognized in the period when earned which generally coincides with the sale of alternative fuel by Headwaters' licensees. Revenues from the sale of chemical reagent are recognized upon delivery of product to the licensee or non-licensee customer. In certain instances, Headwaters is required to pay to third parties a portion of license fees received or cash proceeds from the sale of chemical reagent. In such cases, Headwaters records the net proceeds as revenue.

     Segment Reporting, Major Customers and Concentrations of Risk - Headwaters operates in the alternative energy industry and reports as a single industry segment. Approximately $2,607,000 of revenue in 2000 and $1,328,000 in 2001 was from a single licensee; $12,296,000 of revenue in 2000 and $5,111,000 in 2001 was from a second licensee; $1,032,000 of revenue in 1999, $15,511,000 in 2000 and $4,978,000 in 2001 was from a third licensee; $849,000 of revenue in 1999, $2,558,000 in 2000 and $4,675,000 in 2001 was from a fourth licensee; and $2,673,000 of revenue in 1999 was from a fifth licensee. No other single customer accounted for over 10% of total revenue in any year presented. All of the above customers are energy companies operating in the United States. Headwaters had trade receivable balances from these five customers totaling approximately $5,275,000 at September 30, 2001. Headwaters purchases all of the chemical reagent that is sold to licensees and other customers from a single large international chemical company. Management believes that if necessary, the chemical reagent could be obtained from other suppliers. Headwaters has no other unusual credit risks or concentrations.


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


     Receivables - Allowances are provided for uncollectible accounts when appropriate. Such allowances are based on a receivable-by-receivable analysis of collectibility or impairment and totaled approximately $121,000 at September 30, 2000 and $0 at September 30, 2001 for trade receivables and $0 at September 30, 2000 and 2001 for notes receivable. The increase to the trade receivable allowance for 2000 was $479,000 with a write-off of $358,000. The increase to the trade receivable allowance for 2001 was $0 with a write-off of $121,000. Collateral is not required for trade receivables. Collateral, generally consisting of most or all assets of the debtor, is required for notes receivable. Total losses recognized on notes receivable were $0 in 1999 and 2000 and approximately $3,658,000 in 2001. These losses are included in other expense in the consolidated statement of operations.


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


     Intangible Assets - Intangible assets consist of (i) identifiable intangible assets, comprised of existing patented technology, obtained in connection with the acquisition of HTI (see Note 3); (ii) rights to technology, consisting of a coal-based alternative fuel technology and related licensing and patent rights; and (iii) the excess of the value of the consideration paid for the purchase of certain limited partners' interests in subsidiaries over the fair values of the related assets, which fair values approximated their carrying cost. These intangible assets are being amortized on the straight-line method over their estimated useful lives, which range from nine to fifteen years. Accumulated amortization of intangible assets was $302,000 as of September 30, 2000 and $470,000 as of September 30, 2001. As described in more detail in Note 14, Headwaters wrote off approximately $2,189,000 of intangible assets during 2000. Headwaters has implemented SFAS No. 142, "Accounting for Goodwill and Intangible Assets," with the exception of certain additional disclosures which can not be early implemented.

     Valuation of Long-Lived Assets - Headwaters periodically evaluates the carrying value of long-lived assets, including intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flow from that asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Impairment-related losses recognized in Headwaters' consolidated financial statements for 1999 and 2000 are more fully described in Note 14.


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

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

3.   Acquisition of HTI, continued


     The following table sets forth the preliminary allocation to the tangible and intangible assets acquired and liabilities assumed, of the total consideration at closing. Headwaters is in the process of obtaining third-party valuations of assets acquired and is refining the income tax-related consequences of the acquisition; therefore, the allocation of the purchase price is subject to adjustment.


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

                                                          Unaudited Pro Forma
                                                               Results
                                                    ---------------------------
     (thousands of dollars, except per-share data)          2000          2001
     ---------------------------------------------- ------------- -------------

     Total revenue                                       $36,555       $49,961

     Income before extraordinary item                     11,058        17,802

     Net income                                            3,198        17,802

     Basic income per common share before
       extraordinary item                                   0.44          0.78

     Diluted income per common share before
       extraordinary item                                   0.39          0.72

     Basic net income per common share                      0.04          0.78

     Diluted net income per common share                    0.04          0.72

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
                                                         ========= ==========


     Depreciation expense was approximately $1,988,000 in 1999, $784,000 in 2000 and $93,000 in 2001. As described in more detail in Note 14, Headwaters recorded approximately $12,615,000 of expense related to impaired assets during 2000.


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
                                                             ===================

     Notes and Accrued Interest Receivable


     Note receivable from a limited liability corporation,
       bearing interest at LIBOR plus 0.9% interest (3.7% at
       September 30, 2001) payable quarterly, with principal
       due no later than September 2004. This note is
       collateralized by certain bridge loans and equity
       investments sold by Headwaters to this entity in
       September 2001. Following payment of the note
       principal, Headwaters has the right to receive the
       first $1,000 plus 20% of any additional cash received
       by the limited liability corporation related to the
       assets sold by Headwaters. This note is being
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

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

6.   Financing and Other Equity Transactions, continued


     Related Party Note Receivable Collateralized by Common Stock - In January 2001, Headwaters accepted from a stockholder as full satisfaction of a collateral-based note receivable, i) 150,000 shares of Headwaters stock and options to acquire 25,000 shares of Headwaters common stock for $1.50 per share that collateralized the note, both of which were cancelled, and ii) a new 6% collateralized promissory note receivable in the principal amount of $1,750,000. Prior to this transaction, the original note receivable was being carried at the value of the underlying collateral. Headwaters recognized a gain of approximately $541,000 representing the increase in value of that collateral from September 30, 2000 to the date the collateral was surrendered by the stockholder in payment of the note. Headwaters recorded the new note receivable at $0 due to substantial uncertainty of both the collectibility of the new note and the value of the new collateral. In October 2001, a $750,000 payment was received on the new promissory note, which amount, along with certain other assets, was accepted as full satisfaction of the new promissory note. The $750,000 gain on this transaction will be recognized in the December 2001 quarter. Due to substantial uncertainty regarding both value and realization, Headwaters recorded the other assets obtained in that transaction at $0.


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

     If Headwaters had elected to account for options granted based on their fair value, as prescribed by SFAS 123, net income (loss) and income (loss) per share would have been changed to the pro forma amounts shown in the table below:

             (thousands of dollars, except per-share data)          1999     2000      2001
             -------------------------------------------------- --------- -------- ---------
             Net income (loss) attributable to
              common stockholders -- reported                   (29,704)   $1,364   $21,404
                                  --  pro forma                 (32,969)     (350)   18,944
             Basic income (loss) per share -- reported            (2.39)     0.07      0.94
                                           -- pro forma           (2.65)    (0.02)     0.83
             Diluted income (loss) per share -- reported          (2.39)     0.07      0.87
                                             -- pro forma         (2.65)    (0.02)     0.77


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

          (thousands of dollars and shares, except per-share data)               1999         2000         2001
          ----------------------------------------------------------     ------------- ------------ ------------
          Numerator:
               Income (loss) before extraordinary item                       $(28,393)     $11,542      $21,517
               Extraordinary item                                                  --       (7,860)          --
                                                                         ------------- ------------ ------------
               Net income (loss)                                              (28,393)       3,682       21,517
               Preferred stock dividends (undeclared) and redemption
                 premium                                                         (466)      (2,260)        (113)
               Imputed preferred stock dividends                                 (845)         (58)          --
                                                                         ------------- ------------ ------------
          Numerator for basic earnings per share -- net income
          (loss) attributable to common stockholders                          (29,704)       1,364       21,404
          Effect of dilutive securities - preferred stock dividends                --          119          113
                                                                         ------------- ------------ ------------
          Numerator for diluted earnings per share - net income
          (loss) attributable to common stockholders after assumed
          conversions                                                        $(29,704)     $ 1,483      $21,517
                                                                         ============= ============ ============

          Denominator:
          Denominator for basic earnings per share -
          weighted-average shares outstanding                                  12,418       19,468       22,787
          Effect of dilutive securities:
               Shares issuable upon exercise of options and warrants               --          391        1,582
               Shares issuable upon conversion of preferred stock                  --        2,113          268
                                                                         ------------- ------------ ------------
          Total dilutive potential shares                                          --        2,504        1,850
                                                                         ------------- ------------ ------------

          Denominator for diluted earnings per share -- weighted
          - average shares outstanding after assumed exercises
          and conversions                                                      12,418       21,972       24,637
                                                                         ============= ============ ============
          Basic earnings per share:
          Income (loss) before extraordinary item                            $  (2.39)     $  0.47      $  0.94
          Extraordinary item                                                       --        (0.40)          --
                                                                         ------------- ------------ ------------
          Net income (loss) per common share                                 $  (2.39)     $  0.07      $  0.94
                                                                         ============= ============ ============

          Diluted earnings per share:
          Income (loss) before extraordinary item                            $  (2.39)     $  0.43      $  0.87
          Extraordinary item                                                       --        (0.36)          --
                                                                          ------------- ------------ ------------
          Net income (loss) per common share                                 $  (2.39)     $  0.07      $  0.87
                                                                         ============= ============ ============

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

12.  Basic and Diluted Income Per Share, continued


     During the periods presented, Headwaters' potentially dilutive securities consisted of options and warrants for the purchase of common stock, convertible debt and convertible preferred stock. For 1999, all potentially dilutive securities were anti-dilutive and were not considered in the calculation of diluted earnings per share. For 2000, some options and warrants and certain convertible preferred stock were dilutive, but all other potentially dilutive securities were anti-dilutive and were not considered in the calculation. For 2001, most options and warrants and all of the then outstanding preferred stock were dilutive and were considered in the calculation. Anti-dilutive securities not considered in the diluted earnings per share calculation totaled approximately 7,000,000 shares in 2000 and approximately 1,375,000 shares in 2001. Imputed preferred stock dividends were calculated based upon the amount by which the price of Headwaters' common stock exceeded the conversion price at the date convertible preferred shares were issued.

13.  Sale of Facilities

     Headwaters' business plan through 2000 called for the construction and sale of alternative fuel manufacturing facilities and the licensing of Headwaters' technology to facility purchasers to generate ongoing royalties. In 1999, Headwaters sold a facility located in Pennsylvania on which a loss of approximately $1,839,000 was recognized. Headwaters remained contingently liable for $800,000 of the facility debt which contingent liability was originally recorded in other accrued liabilities (see Note 7), but which was recognized as income in 2001 due to the elimination of the contingency. Headwaters also entered into an agreement under which it operates this facility on behalf of the owner. In 2000, upon achieving specified operating performance milestones, Headwaters received additional cash payments related to the sale of this facility. The cash proceeds from these payments, net of obligations to third parties, approximated $7,377,000. Of the net amount received, Headwaters recognized $4,400,000 as a gain because there were no ongoing obligations associated with those payments. Headwaters deferred the recognition of $2,977,000, which amount was characterized as prepaid royalties. This amount is being recognized as revenue on a straight-line basis through December 2007.


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


14. Gains on Other Transactions, Asset Write-offs and Other Charges, and Extraordinary Item

     Gains on Other Transactions - During 2000, Headwaters recorded other income of approximately $1,079,000 related to the satisfaction of a contingent contract liability ($755,000) and the gain recognized on a note receivable transaction.

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

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

14. Gains on Other Transactions, Asset Write-offs and Other Charges, and Extraordinary Item, continued

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

15.  Commitments and Contingencies


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

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

 15. Commitments and Contingencies, continued


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


     Headwaters has an agreement with an entity that provides for payments to be made to that entity of a portion of the amounts due from AJG now or in the future. This contingent liability has not been recorded in the accompanying consolidated balance sheet.


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


16.  Related Party Transactions


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

17.  Quarterly Financial Data (Unaudited)

     Summarized quarterly financial data for 2000 and 2001 is as follows:

                                                                                   2000
                                                      ----------------------------------------------------------------
                                                        First       Second        Third        Fourth
       (thousands of dollars, except per-share data)   Quarter      Quarter      Quarter       Quarter     Full Year
       ---------------------------------------------- ----------- ------------ ------------ -------------- -----------
         Net revenue                                     $ 5,708       $7,418      $ 6,473        $ 8,287     $27,886
         Gross profit                                      3,192        5,280        3,630          4,812      16,914
         Income (loss) before extraordinary item          (1,926)       2,137        8,259          3,072      11,542
         Net income (loss)                                (1,926)         314        2,222          3,072       3,682

              Net gains (losses) on sale of
                facilities included in net income
                (loss) (1)                                 5,341        (598)        8,527          3,600      16,870
              Asset write-offs and other charges
                included in net income (loss) (1)        (11,021)        (841)      (1,559)        (4,337)    (17,758)
         Basic net income (loss) per common share (2)      (0.16)        0.01         0.01           0.13        0.07
         Diluted net income (loss) per common share (2)    (0.16)        0.01         0.01           0.12        0.07

                                                                                   2001
                                                      ----------------------------------------------------------------
                                                      First         Second        Third        Fourth
       (thousands of dollars, except per-share data)   Quarter      Quarter      Quarter     Quarter (3)   Full Year
       ---------------------------------------------- ----------- ------------ ------------ -------------- -----------
         Net revenue                                     $12,316       $9,754      $10,699        $12,695     $45,464
         Gross profit                                      7,590        6,245        6,600          7,434      27,869
         Net income (3)                                    5,406        4,576        4,956          6,579      21,517
         Basic net income per common share                  0.23         0.20         0.22           0.29        0.94
         Diluted net income per common share                0.22         0.19         0.20           0.26        0.87


(1) Net gains (losses) on sale of facilities and asset write-offs and other charges are more fully described in Notes 13 and 14.

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


     In order to conform with the presentation of the financial information in this Form 10-K/A, certain reclassifications, none of which affected net income, total assets, total liabilities, or total stockholders' equity, resulted in the following balances as of December 31, 2001 and March 31, 2002:

                                                           Fiscal 2002
     (thousands of dollars)                       First Quarter  Second Quarter
     -------------------------------------------- -------------- ---------------
       Unamortized portion of non-refundable
         license fees-current                       $  1,179        $  1,179
       Unamortized portion of non-refundable
         license fees-long-term                        5,539           6,001
       Accumulated deficit                           (43,977)        (38,518)
       Capital in excess of par value                 85,113          87,158


18.  Event Subsequent to September 30, 2001

     In July 2002, Headwaters reached a settlement agreement with a third-party entity with which Headwaters had a dispute regarding an ongoing commitment to pay a portion of the license fees Headwaters receives from a licensee. Under the terms of the agreement, in recognition of full settlement of amounts due, Headwaters agreed to pay this entity approximately 30% of the amount Headwaters had received from the licensee. Of the total amount paid of approximately $1,100,000, approximately $350,000 related to license fees applicable to the year ended September 30, 2001, for which a liability of approximately $100,000 already had been recorded as of September 30, 2001 in accordance with SFAS No. 5, "Accounting for Contingencies." The balance of the amount paid represents the settlement of liabilities arising subsequent to September 30, 2001.