Form 10-Q
period 2002-06-30
HEADWATERS INC
filed 2002-08-09
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-27808


                             HEADWATERS INCORPORATED
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              87-0547337
 -------------------------------                            -------------------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)

   11778 South Election Road, Suite 210
               Draper, Utah                                        84020
 ----------------------------------------                        ----------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the Registrant's common stock as of July 31, 2002 was 25,181,296.

                             HEADWATERS INCORPORATED

                                TABLE OF CONTENTS

                                                                        Page No.
PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS (Unaudited):
              Condensed Consolidated Balance Sheets - As of
               September 30, 2001 and June 30, 2002 ...........................3
              Condensed Consolidated Statements of Income - For the
               three and nine months ended June 30, 2001 and 2002 .............5
              Condensed Consolidated Statement of Changes in
               Stockholders' Equity - For the nine months ended
               June 30, 2002...................................................6
              Condensed Consolidated Statements of Cash Flows - For the
               nine months ended June 30, 2001 and 2002........................7
              Notes to Condensed Consolidated Financial Statements ............8

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.............................14

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......19


PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS ..............................................19

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ......................19

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ................................20

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............20

     ITEM 5.  OTHER INFORMATION...............................................20

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...............................20


SIGNATURES....................................................................22


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

ITEM 1.  FINANCIAL STATEMENTS

                                    HEADWATERS INCORPORATED AND SUBSIDIARIES

                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)

                                                                                              September 30,          June 30,
(thousands of dollars)                                                                                 2001              2002
------------------------------------------------------------------------------------------- ---------------- -----------------
ASSETS

Current assets:
     Cash and cash equivalents                                                              $           999  $          4,336
     Short-term investments                                                                           6,048            24,894
     Trade receivables, net                                                                           8,887            21,650
     Short-term notes and accrued interest receivable                                                 6,857               501
     Other current assets                                                                             1,257             1,719
                                                                                            ---------------- -----------------
            Total current assets                                                                     24,048            53,100
                                                                                            ---------------- -----------------

Property, plant and equipment, net                                                                    2,680             2,798
                                                                                            ---------------- -----------------

Other assets:
     Notes and accrued interest receivable                                                            4,000             5,584
     Intangible assets, net                                                                          10,752            14,399
     Deferred income taxes                                                                           13,090             1,049
     Other assets                                                                                       805             4,179
                                                                                            ---------------- -----------------
            Total other assets                                                                       28,647            25,211
                                                                                            ---------------- -----------------

            Total assets                                                                    $        55,375  $         81,109
                                                                                            ================ =================


                                             The accompanying notes are an integral
                                         part of the consolidated financial statements.

                                            HEADWATERS INCORPORATED AND SUBSIDIARIES

                                        CONDENSED CONSOLIDATED BALANCE SHEETS, continued
                                                           (Unaudited)

                                                                                              September 30,         June 30,
(thousands of dollars and shares, except per-share data)                                               2001             2002
-------------------------------------------------------------------------------------------- --------------- ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                        $        2,203  $         2,772
     Accrued personnel costs                                                                          2,777            4,314
     Other accrued liabilities                                                                        4,987            7,633
     Current portion of unamortized non-refundable license fees                                       1,106            2,866
     Notes payable, current and other short-term borrowings                                           4,356               81
                                                                                             --------------- ----------------
            Total current liabilities                                                                15,429           17,666
                                                                                             --------------- ----------------

Long-term liabilities:
     Notes payable, non-current                                                                         149               88
     Other long-term liabilities                                                                      2,906              297
     Unamortized non-refundable license fees                                                          5,805            5,305
                                                                                             --------------- ----------------
            Total long-term liabilities                                                               8,860            5,690
                                                                                             --------------- ----------------
            Total liabilities                                                                        24,289           23,356
                                                                                             --------------- ----------------

Commitments and contingencies

Stockholders' equity:
     Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 23,807 shares at September 30, 2001 (including 548 shares held in treasury) and 25,177 shares at June 30, 2002 (including 533 shares
       held in treasury)                                                                                 24               25
     Capital in excess of par value                                                                  83,226           92,902
     Accumulated deficit                                                                            (48,704)         (31,782)
     Other, primarily treasury stock                                                                 (3,460)          (3,392)
                                                                                             --------------- ----------------
            Total stockholders' equity                                                               31,086           57,753
                                                                                             --------------- ----------------

            Total liabilities and stockholders' equity                                       $       55,375  $        81,109
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

                                            HEADWATERS INCORPORATED AND SUBSIDIARIES

                                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                           (Unaudited)


                                                                     Three Months Ended June 30,       Nine Months Ended June 30,
                                                                --------------------------------- --------------------------------
(thousands of dollars, except per-share data)                               2001            2002             2001            2002
--------------------------------------------------------------- ----------------- --------------- ---------------- ---------------
Revenue:
     License fees                                               $          4,336  $        8,822  $        15,770  $       21,263
     Chemical reagent sales                                                5,777          22,234           15,432          49,521
     Service revenue                                                         267             559              763           3,758
     Other                                                                   319             353              803           1,104
                                                                ----------------- --------------- ---------------- ---------------
          Total revenue                                                   10,699          31,968           32,768          75,646
                                                                ----------------- --------------- ---------------- ---------------
Operating costs and expenses:
     Cost of chemical reagents                                             3,610          14,880            9,889          33,749
     Cost of operations                                                      489           2,817            2,446           7,972
     Research and development                                                 --             630               --           1,828
     Selling, general and administrative                                     730           2,726            3,828           6,566
                                                                ----------------- --------------- ---------------- ---------------
        Total operating costs and expenses                                 4,829          21,053           16,163          50,115
                                                                ----------------- --------------- ---------------- ---------------

Operating income                                                           5,870          10,915           16,605          25,531
                                                                ----------------- --------------- ---------------- ---------------

Other income (expense):
     Interest and net investment income                                      170             429              511             432
     Interest expense                                                        (33)            (12)            (179)            (68)
     Other, net                                                           (1,033)            (46)          (1,859)          2,047
                                                                ----------------- --------------- ---------------- ---------------
          Total other income (expense), net                                 (896)            371           (1,527)          2,411
                                                                ----------------- --------------- ---------------- ---------------

Income before income taxes                                                 4,974          11,286           15,078          27,942

Income tax provision                                                         (18)         (4,550)            (140)        (11,020)
                                                                ----------------- --------------- ---------------- ---------------

Net income                                                      $          4,956  $        6,736  $        14,938  $       16,922
                                                                ================= =============== ================ ===============

Basic net income per common share                               $            .22  $          .27  $           .65  $          .70
                                                                ================= =============== ================ ===============

Diluted net income per common share                             $            .20  $          .26  $           .61  $          .66
                                                                ================= =============== ================ ===============



                                             The accompanying notes are an integral
                                         part of the consolidated financial statements.

                                            HEADWATERS INCORPORATED AND SUBSIDIARIES

                               CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                       For the Nine Months Ended June 30, 2002 (Unaudited)

                                                                                                                   Other
                                                                                                        ----------------------------
                                                                                                           Deferred       Common
                                                        Common Stock         Capital in                  compensation    stock held
                                                    -------------------        excess      Accumulated     related to       in
(thousands of dollars and shares)                     Shares     Amount    of par value      deficit     stock options    treasury
-------------------------------------------------------------- ------------------------- ------------- -------------- -------------
Balances as of September 30, 2001                      23,807     $24        $83,226       $(48,704)         $(422)        $(3,038)

Exercise of stock options and warrants                  1,265       1          5,096

Tax benefit from exercise of stock options                                     2,680

Common stock issued in connection with purchase of
  Hydrocarbon Technologies, Inc.                          178      --          2,823

Amortization of deferred compensation related to
  stock options                                                                                                 70

Purchase of 83 shares of treasury stock, at cost                                                                            (1,188)

26 shares of treasury stock transferred to employee
  stock purchase plan                                                            164                                            99

Cancellation of 73 shares of treasury stock               (73)                (1,087)                                        1,087

Net income                                                                                   16,922
                                                    --------------------------------------------------------------------------------

Balances as of June 30, 2002                           25,177     $25        $92,902       $(31,782)         $(352)        $(3,040)
                                                    ================================================================================


                                             The accompanying notes are an integral
                                         part of the consolidated financial statements.

                                            HEADWATERS INCORPORATED AND SUBSIDIARIES

                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)


                                                                                                   Nine Months Ended June 30,
                                                                                                  ----------------------------
     (thousands of dollars)                                                                            2001          2002
------------------------------------------------------------------------------------------------- -------------- -------------

Cash flows from operating activities:
Net income                                                                                        $      14,938  $     16,922
Adjustments to reconcile net income to net cash provided by operating activities:
  Deferred income taxes                                                                                      --        10,811
  Amortization of non-refundable license fees                                                            (1,739)         (848)
  Depreciation and amortization                                                                             196         1,000
  Net gain on disposition of property, plant and equipment                                                  (42)       (1,283)
  Losses in equity investments, write-offs and provisions for unrealizable investments                    1,428            --
  Write-down of note receivable and related accrued interest                                              1,025            --
  Write-up of related party note receivable                                                                (541)           --
  Other changes in operating assets and liabilities                                                      (1,317)       (6,953)
                                                                                                  -------------- -------------
Net cash provided by operating activities                                                                13,948        19,649
                                                                                                  -------------- -------------

Cash flows from investing activities:
  Additional cash payment for acquisition of Hydrocarbon Technologies, Inc.                                  --          (419)
  Payments on notes receivable                                                                               --         6,877
  Net purchases of short-term investments                                                                    --       (18,846)
  Net proceeds from sale of short-term investments                                                        1,766            --
  Net proceeds from disposition of property, plant and equipment                                             42           115
  Purchase of property, plant and equipment                                                                (148)         (457)
  Investments in and loans to non-affiliated companies                                                   (4,562)           --
  Net increase in other assets                                                                             (527)       (3,418)
                                                                                                  -------------- -------------
Net cash used in investing activities                                                                    (3,429)      (16,148)
                                                                                                  -------------- -------------

Cash flows from financing activities:
  Proceeds from issuance of notes payable and other borrowings                                            8,148         2,056
  Payments on notes payable and other borrowings                                                        (12,650)       (6,392)
  Proceeds from exercise of options and warrants                                                          1,708         5,097
  Purchase of common stock for the treasury, net of employee stock purchases                             (7,795)         (925)
  Preferred stock dividends                                                                                (695)           --
                                                                                                  -------------- -------------
Net cash used in financing activities                                                                   (11,284)         (164)
                                                                                                  -------------- -------------

Net increase (decrease) in cash and cash equivalents                                                       (765)        3,337

Cash and cash equivalents, beginning of period                                                              983           999
                                                                                                  -------------- -------------

Cash and cash equivalents, end of period                                                          $         218  $      4,336
                                                                                                  ============== =============

Supplemental schedule of non-cash investing and financing activities:
  Additional shares of common stock issued in connection with acquisition of
    Hydrocarbon Technologies, Inc.                                                                $          --  $      2,823
  Income tax benefit from exercise of stock options                                                          --         2,680
  Cancellation of treasury stock                                                                         (5,846)       (1,087)
  Common stock issued on conversion of convertible preferred stock and in
    payment of dividends                                                                                  3,100            --



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

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------


1.   Nature of Operations and Basis of Presentation
     -----------------------------------------------

     Operations - Headwaters Incorporated through its subsidiaries is a world leader in commercializing technologies that enhance the fuel value of coal, gas and oil. Operations currently focus on the application of proprietary technologies in the production of a coal-based solid alternative fuel. Headwaters currently has royalty agreements with 28 alternative fuel facilities which are operating at various levels of production in ten states. In addition to royalty revenues, Headwaters also sells its proprietary chemical reagents essential to the production of solid alternative fuels both to its licensee plants and to other customers.

     Technology development activities focus primarily on converting coal, gas and heavy oils into ultra-clean liquid fuels. In August 2001, Headwaters acquired 100% of Hydrocarbon Technologies, Inc. ("HTI"), a New Jersey company that has significant intellectual property, including technologies to transform coal and heavy oil into ultra-clean diesel fuel, recycle waste oil into higher value carbon products, and nano-catalyst technology.

     Headwaters seeks to identify and analyze acquisition opportunities that strengthen and fortify its position as a leading value enhancer to energy. As more fully described in Note 7, in July 2002, Headwaters announced that it has agreed to acquire Industrial Services Group, Inc. ("ISG"), including its subsidiary ISG Resources, Inc. ISG is the largest manager and marketer of coal combustion products, particularly high quality fly ash, a substitute for cement in the production of concrete, in the United States.

     Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and except for the transactions disclosed in Note 2, consist of normal recurring adjustments. During the nine-month period ended June 30, 2002, a gain was recorded on the sale of a 50% interest in one of Headwaters' original alternative fuel facilities. This gain was $1,342,000 and is included in other income in the consolidated statement of income.

     The results of operations for the three- and nine-month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal 2002 year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters' Annual Report on Form 10-K/A for the year ended September 30, 2001 ("Form 10-K") and in Headwaters' Quarterly Reports on Form 10-Q for the quarters ended December 31, 2001 and March 31, 2002.

     HTI - As more fully described in the notes to the consolidated financial statements in the Form 10-K, HTI's financial statements are consolidated with Headwaters' financial statements using a one-month lag. Accordingly, HTI's May 31, 2002 balance sheet has been consolidated with Headwaters' June 30, 2002 balance sheet, and HTI's results of operations for the period from date of acquisition (August 28, 2001) to May 31, 2002 have been consolidated with Headwaters' results for the nine months ended June 30, 2002. The $501,000 short-term note receivable in the June 30, 2002 balance sheet represents the portion of the intercompany note receivable due from HTI not eliminated in consolidation.

     HTI develops and commercializes catalysts and catalytic processes for producing chemicals and converting low-value fossil fuels into high-value alternative fuels. HTI's revenue consists primarily of contract services for businesses and the US Department of Energy and is included in the caption "Service revenue" in the consolidated statements of income for the three- and nine-month periods ended June 30, 2002. HTI's costs related to service revenue are included in cost of operations for the respective periods. In accounting for long-term contracts, HTI primarily uses the percentage of completion method of accounting, on the basis of the relationship between effort expended and total estimated effort for the contract. If estimates of costs to complete a contract indicate a loss, a provision is made for the total anticipated loss. Included in cost of operations for the three- and nine-month periods ended June 30, 2002 is $162,000 and $485,000, respectively, of amortization expense related to the identifiable intangible assets recorded as part of the HTI acquisition.

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------


2.   HTI Transactions Subsequent to Acquisition
     ------------------------------------------

     Adjustment to Purchase Price Allocation - During the quarter ended March 31, 2002, in connection with the preparation of Headwaters' and HTI's consolidated income tax returns for the year ended September 30, 2001, Headwaters finalized its analysis of HTI's differences between book and tax reporting and HTI's net operating loss carryforwards as of the acquisition date. Based on this analysis, Headwaters adjusted the HTI purchase price allocation to record additional deferred tax assets of $510,000 and additional deferred tax liabilities of $4,240,000, eliminated a $2,714,000 contingent liability and recorded goodwill of $1,016,000.

     Contingent Consideration - In accordance with the original HTI acquisition agreements, additional contingent consideration could be earned by the former HTI stockholders during calendar 2002 based on the attainment of certain operating targets and other milestones. In April 2002, Headwaters and the former HTI stockholders agreed to an amendment of the acquisition agreements and reached a final settlement of all outstanding contingent payments. Headwaters paid the former HTI stockholders additional consideration with a value totaling $3,242,000. The consideration consisted of cash of $419,000 and the issuance of approximately 178,000 shares of Headwaters common stock valued at $2,823,000. This transaction resulted in an increase in goodwill by the total value of the consideration of $3,242,000. The value of the 178,000 shares of common stock issued to the former HTI stockholders was determined using the average market price of Headwaters' stock over a three-day period, consisting of the day the settlement was reached and one day prior to and one day subsequent to that day.

     Goodwill and Intangible Assets - Full implementation of SFAS No. 142, "Accounting for Goodwill and Intangible Assets," will require certain additional disclosures regarding HTI's identified intangible assets and goodwill beginning October 1, 2002. In addition, SFAS No. 142, when fully implemented in fiscal 2003, will require Headwaters to review for impairment those intangible assets and goodwill in accordance with the requirements of SFAS No. 142 instead of following the existing rules for impairment testing. The new rules require, among other things, that goodwill be tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of the reporting unit giving rise to the goodwill. Headwaters currently believes the HTI-related identifiable assets and goodwill are not impaired under either the existing rules for testing impairment, nor under the new rules required by SFAS No. 142. In addition, Headwaters believes the original estimated useful life of 15 years assigned to HTI's identified intangible assets is appropriate.

     Restructuring - In March 2002, $500,000 of HTI restructuring costs were accrued. These costs are related to a cost reduction plan approved in March 2002 and implemented during March and early April 2002. The plan calls for, among other cost cutting measures, a reduction in personnel from a cross section of HTI's departments. All of the identified employees, comprising approximately 25% of HTI's total workforce prior to implementation of the plan, were terminated effective April 4, 2002. Actual costs paid to implement the cost reduction plan through July 31, 2002 total approximately $325,000, with an estimated $175,000 of costs to be paid during the remainder of calendar 2002.

3.   Basic and Diluted Earnings per Share
     ------------------------------------

                                                                     Three Months Ended June 30,    Nine Months Ended June 30,
    (thousands of dollars and shares, except per-share data)                 2001           2002           2001           2002
    -------------------------------------------------------------- --------------- -------------- -------------- --------------
    Numerator:
    Net income                                                     $        4,956  $       6,736  $      14,938  $      16,922
    Preferred stock dividends (undeclared)                                    (19)            --           (113)            --
                                                                   --------------- -------------- -------------- --------------
    Numerator for basic earnings per share -- net income
    attributable to common stockholders                                     4,937          6,736         14,825         16,922

    Effect of dilutive securities - preferred stock dividends                  19             --            113             --
                                                                   --------------- -------------- -------------- --------------
    Numerator for diluted earnings per share -- net income
    attributable to common stockholders after assumed conversions  $        4,956  $       6,736  $      14,938  $      16,922
                                                                   =============== ============== ============== ==============

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

    Denominator:
    Denominator for basic earnings per share -- weighted-average
      shares outstanding                                                   22,730         24,506         22,723         24,007
    Effect of dilutive securities:
      Shares issuable upon exercise of options and warrants                 2,220          1,512          1,445          1,555
      Shares issuable upon conversion of preferred stock                      187             --            357             --
                                                                   --------------- -------------- -------------- --------------
    Total dilutive potential shares                                         2,407          1,512          1,802          1,555
                                                                   --------------- -------------- -------------- --------------
    Denominator for diluted earnings per share -- weighted-average
      shares outstanding after assumed exercises and conversions           25,137         26,018         24,525         25,562
                                                                   =============== ============== ============== ==============

    Basic net income per share                                     $         0.22  $        0.27  $        0.65  $        0.70
                                                                   =============== ============== ============== ==============

    Diluted net income per share                                   $         0.20  $        0.26  $        0.61  $        0.66
                                                                   =============== ============== ============== ==============

     The amount of anti-dilutive securities not considered in the diluted earnings per share calculation, consisting of out-of-the money options and warrants, totaled approximately 690,000 and 0 shares for the three months ended June 30, 2001 and 2002, respectively, and 1,600,000 and 270,000 shares for the nine months ended June 30, 2001 and 2002, respectively.

4.   Borrowing Arrangements
     ----------------------

     Bank Line of Credit - Headwaters has a revolving line of credit with a bank which currently has an expiration date in October 2002. Borrowings under the line of credit are limited to a maximum amount of $10,000,000 and bear interest at prime plus 0.75% (5.5% at June 30, 2002). Maximum borrowings under the line of credit during the quarter ended December 31, 2001 were $956,000, but there were no borrowings outstanding under the line at December 31, 2001 nor at any time during the six months ended June 30, 2002.

     Short-term Borrowings with an Investment Company - Headwaters has an arrangement with an investment company under which Headwaters can borrow up to 90% of the value of the portfolio of Headwaters' short-term investments with the investment company, which portfolio value was approximately $18,800,000 at June 30, 2002. These investments consist primarily of government-backed securities and collateralize any outstanding borrowings. Maximum borrowings under this arrangement during the quarter ended December 31, 2001 were $5,095,000, but there were no borrowings outstanding at December 31, 2001 nor at any time during the six months ended June 30, 2002. Borrowings under this arrangement and the bank line of credit are used for short-term working capital needs. Interest on these borrowings totaled $10,000 during the quarter ended December 31, 2001.

5.   Income Taxes
     ------------

     Headwaters recorded $18,000 of current state income tax expense in the quarter ended June 30, 2001. In addition, Headwaters recorded $100,000 of current alternative minimum federal tax expense and $22,000 of current state income tax expense for the six months ended March 31, 2001, for total income tax expense of $140,000 for the nine months ended June 30, 2001.

     Headwaters recorded $4,550,000 and $11,020,000, respectively, of income tax expense in the quarter and nine months ended June 30, 2002. For the June 30, 2002 quarter, total income tax expense consisted of approximately $4,310,000 of deferred federal and state tax expense and approximately $240,000 of current state tax expense. For the nine months ended June 30, 2002, total income tax expense consisted of approximately $10,810,000 of deferred federal and state tax expense and approximately $610,000 of current state tax expense, offset by approximately $400,000 of current federal tax credits. As of June 30, 2002, Headwaters had net operating loss ("NOL") carryforwards for tax purposes of approximately $12,000,000 and does not anticipate actually paying any substantial amounts of federal income taxes until these NOL carryforwards are fully used.

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

     Headwaters' effective tax rate was 40% and 39%, respectively, for the quarter and nine months ended June 30, 2002. The effective tax rate was 40% for the quarter ended December 31, 2001 and was lower for the quarter ended March 31, 2002 due primarily to the enactment in March 2002 of the Job Creation and Worker Assistance Act of 2002. This law allows Headwaters' NOL carryforwards to offset 100% (instead of only 90%) of the alternative minimum tax liability for fiscal years 2001 and 2002 only. As a result, a tax refund receivable was recorded for $200,000 representing the recovery of alternative minimum taxes expensed and paid in 2001.

6.   Commitments and Contingencies
     -----------------------------

     Commitments and contingencies as of June 30, 2002 not disclosed elsewhere, are as follows:

     Legal or Contractual Matters - Adtech. In October 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to an alternative fuel technology invented by Davidson. (This technology is distinct from the technology developed by Headwaters.) In September 2000, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee filed by Adtech, Inc. against Davidson and Headwaters. In the action, certain purported officers and directors of Adtech alleged that the technology purchase transaction was an unauthorized corporate action and that Davidson and Headwaters conspired together to effect the transfer. The complaint asserted related causes of action and sought unspecified money damages and other relief. In August 2001, the trial court granted Headwaters' motion to dismiss the complaint. Plaintiffs appealed the case to the Sixth Circuit Court of Appeals. In June 2002, the Sixth Circuit Court of Appeals issued an order i) affirming the District Court's judgment and order of dismissal, and ii) transferring to the Federal Circuit Court of Appeals plaintiff's appeal of the District Court's order denying rule 60(b) motion for relief from judgment. Because resolution of the appeal is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

     Boynton. This action is factually related to the Adtech matter. In the Adtech case, the alleged claims are asserted by certain purported officers and directors of Adtech, Inc. In the Boynton action, the allegations arise from the same facts, but the claims are asserted by certain purported stockholders of Adtech. In June 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee alleging, inter alia, fraud, conspiracy, constructive trust, conversion, patent infringement, and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. The complaint seeks declaratory relief and compensatory and punitive damages. Because the litigation is at an early stage and resolution is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

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

     License Fees. Pursuant to the contractual terms of the agreement with a licensee, the net license fees earned by Headwaters, totaling approximately $4,000,000 as of June 30, 2002, have been placed in escrow for the benefit of Headwaters. Headwaters currently expects the escrowed amounts to increase and that most, if not all, of such amounts will be recognized as revenue at some future date. Certain accounting rules governing revenue recognition require the seller's price to the buyer be "fixed or determinable" and in this situation appear to currently preclude revenue recognition. Accordingly, none of the escrowed amounts have been recognized as revenue in the consolidated statements of income.

     Other. Headwaters is also involved in other legal proceedings that have arisen in the normal course of business. Management believes that Headwaters has meritorious defenses to many of these other claims and in all cases intends to vigorously defend its position. Management does not believe that the outcome of these activities will have a significant adverse effect upon the operations or the financial position of Headwaters; however, it is possible that a change in management's estimates of probable liability could occur and the change could be significant.

     Deferred Acquisition Costs - Headwaters seeks to identify and analyze acquisition opportunities that strengthen and fortify its position as a leading value enhancer to energy. Any future acquisitions could be funded using Headwaters' available cash, issuance of common or preferred stock, debt, or some combination thereof. As of June 30, 2002, Headwaters has capitalized approximately $3,460,000 of costs associated with potential future acquisitions and related projects that it is currently pursuing. If Headwaters were to discontinue its acquisition pursuits or these potential acquisitions and related projects are not ultimately consummated, the respective capitalized costs will be expensed.

7.   Events Subsequent to June 30, 2002
     ----------------------------------

     Settlement Agreement - In July 2002, Headwaters reached a settlement agreement with a third-party entity with which Headwaters had a dispute regarding an ongoing commitment to pay a portion of the license fees Headwaters receives from a licensee. Under the terms of the agreement, in recognition of full settlement of amounts due, Headwaters agreed to pay this entity approximately 30% of the amount Headwaters had received from the licensee. Of the total amount paid of approximately $1,100,000, approximately $350,000 related to license fees applicable to the year ended September 30, 2001, for which a liability of approximately $100,000 already had been recorded in accordance with SFAS No. 5, "Accounting for Contingencies." The balance of the amount paid represents the settlement of liabilities arising subsequent to September 30, 2001.

     Probable Acquisition - In July 2002, Headwaters announced that it has agreed to acquire Industrial Services Group, Inc. ("ISG"), including its subsidiary ISG Resources, Inc. ISG is the largest manager and marketer of coal combustion products, particularly high quality fly ash, a substitute for cement in the production of concrete, in the United States. Under the terms of the agreement, Headwaters has agreed to issue 2,000,000 shares of Headwaters common stock and pay $31,000,000 in cash to acquire 100% of the stock of ISG. Headwaters will also assume approximately $181,000,000 of ISG debt, to be refinanced using a new senior bank credit facility. The acquisition is expected to close in calendar 2002 and is subject to standard closing conditions, including Headwaters' completion of the proposed bank financing and obtaining regulatory approvals.

                    HEADWATERS INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   ----------

     In connection with the acquisition, Headwaters has received a funding commitment for a bank credit facility totaling $245,000,000 consisting of a five-year amortizing senior secured term loan for $220,000,000, which will be used to fund the acquisition of ISG and other costs and expenses related to the acquisition, and an additional $25,000,000 available under a three-year revolving line of credit, that will not be drawn at closing, but will be available for working capital and general corporate purposes. Interest rates on the loans will be based on LIBOR, and principal amounts outstanding may be repaid at any time without penalty.

     SEC Registration Statement - Also in July 2002, Headwaters filed a $250,000,000 universal shelf registration statement with the SEC that can be used for the sale of common stock, preferred stock, convertible debt and other securities, should Headwaters so choose. This filing provides increased flexibility with respect to Headwaters' financing alternatives. This registration statement was declared effective by the SEC as of August 5, 2002; however, a prospectus supplement describing the terms of any securities will be filed before any offering would commence under the registration statement. Headwaters could use the proceeds from securities offered under the shelf registration to reduce borrowings from the bank credit facility, or for working capital and other general corporate purposes.

8.   Recent Accounting Pronouncements

     The implications of full implementation of SFAS No. 142, "Accounting for Goodwill and Intangible Assets," are more fully described in Note 2. In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. SFAS No. 145, in rescinding SFAS No. 4, will require that the loss on early extinguishment of debt, classified as an extraordinary item in fiscal 2000, no longer be classified as extraordinary, but rather as interest expense. SFAS No. 145 is required to be implemented by Headwaters in fiscal 2003 and therefore will have no material effect on Headwaters' future financial position or results of operations.

     Headwaters has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their potential effect, if any, on the future results of operations or financial position of Headwaters. Based on that review, Headwaters does not currently believe there are any other recent accounting pronouncements that will have a significant effect on its current or future financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

         The information set forth below compares Headwaters' operating results for the three months ended June 30, 2002 ("2002") with operating results for the three months ended June 30, 2001 ("2001").

         Revenue. Total revenue for 2002 increased by $21,269,000 to $31,968,000 as compared to $10,699,000 for 2001. The major components of revenue are discussed below.

         License Fees. During 2002, Headwaters recognized license fee revenue totaling $8,822,000, an increase of $4,486,000 from $4,336,000 of license fee revenue recognized during 2001. The increase in license fee revenue is due to licensee facilities being relocated or, where a change in ownership has occurred, a resumption of the production and sale of alternative fuel by the new owners, as well as from increased alternative fuel sales by other Headwaters' licensees.

         Chemical Reagent Sales and Cost of Chemical Reagents. Chemical reagent sales during 2002 were $22,234,000 with a corresponding direct cost of $14,880,000. Chemical reagent sales during 2001 were $5,777,000 with a corresponding direct cost of $3,610,000. The increase in chemical reagent sales in 2002 over 2001 was due to increased alternative fuel production by Headwaters' licensees, as well as sales of chemical reagents to new customers. The gross profit margin decreased in 2002 from 2001 due primarily to increased sales of a new chemical reagent formula, for certain licensees and new customers, which has a higher sales price and a lower gross margin. Headwaters expects future gross profit margins to be lower than the margin percentages realized in fiscal 2001 for the same reason, but expects the gross margin for the remainder of fiscal 2002 to be relatively consistent with the gross margin achieved in 2002.

         Cost of Operations. These costs increased by $2,328,000 to $2,817,000 in 2002 from $489,000 in 2001. The increase from 2001 to 2002 was primarily attributable to costs incurred by HTI of $1,547,000, an increase in personnel costs of approximately $410,000, and lower 2001 costs as a result of the resolution of certain contingent liabilities for amounts less than previously recorded. Included in HTI's costs is $162,000 of amortization expense related to the identifiable intangible assets recorded as part of the HTI acquisition.

         Research and Development. Substantially all of the research and development costs for 2002 represent the costs of research and development incurred by HTI. Since HTI was acquired in August 2001, there were no research and development costs for 2001.

         Selling, General and Administrative Expenses. These expenses increased $1,996,000 to $2,726,000 in 2002 from $730,000 in 2001. The increase was due primarily to increases of approximately $1,290,000 in personnel costs, approximately $490,000 in settlement costs and approximately $140,000 in professional services expense. The increase in personnel costs relates primarily to the improvement in Headwaters' operations and its impact on accruals for incentive-based compensation.

         Other Income and Expense. During 2002, Headwaters reported net other income of $371,000 compared to net other expense of $896,000 during 2001. The difference of $1,267,000 in net other income / expense is primarily attributable to an increase in interest and net investment income of $260,000 and a decrease in equity and debt investment-related losses of approximately $1,040,000.

         Interest and net investment income increased from $170,000 in 2001 to $429,000 in 2002. The $259,000 increase was primarily due to substantially higher average balances of short-term investments in 2002, partially offset by lower investment returns, as compared to 2001.

         During fiscal 2000 and early fiscal 2001, Headwaters made several equity investments in and loans to unrelated high-risk entities. In 2001, Headwaters recognized $1,040,000 of losses related to those investments. There were no such losses in 2002.

         Income Taxes. As of September 30, 2001, Headwaters determined that it was more likely than not that it would realize the benefit of its net operating loss ("NOL") carryforwards and recorded a deferred tax asset totaling approximately $10,470,000. Headwaters then began recording a full tax provision beginning with the quarter ended December 31, 2001.

         Headwaters recorded $4,550,000 of income tax expense in 2002, which consisted of approximately $4,310,000 of deferred federal and state tax expense and approximately $240,000 of current state tax expense. In 2001, Headwaters utilized its NOL carryforwards and recorded only $18,000 of current state income tax. Headwaters' effective tax rate was 40% in 2002, which is consistent with the expected effective tax rate for fiscal 2002.

Nine Months Ended June 30, 2002 Compared to Nine Months Ended June 30, 2001

         The information set forth below compares Headwaters' operating results for the nine months ended June 30, 2002 ("2002") with operating results for the nine months ended June 30, 2001 ("2001").

         Revenue. Total revenue for 2002 increased by $42,878,000 to $75,646,000 as compared to $32,768,000 for 2001. The major components of revenue are discussed below.

         License Fees. During 2002, Headwaters recognized license fee revenue totaling $21,263,000, an increase of $5,493,000 from $15,770,000 of license fee revenue recognized during 2001. The increase in license fee revenue is due to licensee facilities being relocated or, where a change in ownership has occurred, a resumption of the production and sale of alternative fuel by the new owners, as well as from increased alternative fuel sales by other Headwaters' licensees.

         Chemical Reagent Sales and Cost of Chemical Reagents. Chemical reagent sales during 2002 were $49,521,000 with a corresponding direct cost of $33,749,000. Chemical reagent sales during 2001 were $15,770,000 with a corresponding direct cost of $9,889,000. The increase in chemical reagent sales in 2002 over 2001 was due to increased alternative fuel production by Headwaters' licensees, as well as sales of chemical reagents to new customers. The gross profit margin decreased in 2002 from 2001 due to increased sales of a new chemical reagent formula, for certain licensees and new customers, which has a higher sales price and a lower gross margin.

         Service and Other Revenue. Service revenue for 2002 includes $2,340,000 of HTI revenue and $1,418,000 of fees for operating two alternative fuel facilities for a licensee. Since HTI was acquired in August 2001, there was no service revenue for HTI for 2001. Headwaters operated only one alternative fuel facility in 2001 for which it received $763,000 in fees. In 2002, other revenue includes $500,000 of one-time development services revenue related to work performed for a licensee.

         Cost of Operations. These costs increased by $5,526,000 to $7,972,000 in 2002 from $2,446,000 in 2001. The increase from 2001 to 2002 was primarily attributable to costs incurred by HTI of $4,885,000 and an increase in personnel costs of approximately $450,000. Restructuring costs of $500,000 are included in HTI's costs. These costs are related to a cost reduction plan approved in March 2002 and implemented during March and early April 2002. The plan calls for, among other cost cutting measures, a reduction in personnel comprising approximately 25% of HTI's total workforce. Also included in HTI's costs is $485,000 of amortization expense related to the identifiable intangible assets recorded as part of the HTI acquisition.

         Research and Development. Substantially all of the research and development costs for 2002 represent the costs of research and development incurred by HTI. Since HTI was acquired in August 2001, there were no research and development costs for 2001.

         Selling, General and Administrative Expenses. These expenses increased $2,738,000 to $6,566,000 in 2002 from $3,828,000 in 2001. The increase was due primarily to increases of approximately $1,490,000 in personnel costs, approximately $680,000 in professional services expense, and approximately $490,000 in settlement costs. The increase in personnel costs relates primarily to the improvement in Headwaters' operations and its impact on accruals for incentive-based compensation. The increase in professional services expense was due primarily to consulting costs related to strategic planning.

         Other Income and Expense. During 2002, Headwaters reported net other income of $2,411,000 compared to net other expense of $1,527,000 during 2001. The difference of $3,938,000 in net other income / expense is primarily attributable to a decrease in equity and debt investment-related losses of approximately $2,450,000 and a gain on sale of an interest in an alternative fuel facility of $1,342,000 in 2002.

         During fiscal 2000 and early fiscal 2001, Headwaters made several equity investments in and loans to unrelated high-risk entities. In 2001, Headwaters recognized approximately $2,450,000 of losses related to those investments. There were no such losses in 2002. In 2002, Headwaters sold a 50% interest in one its original alternative fuel facilities. The gain on the sale of this interest was $1,342,000. There were no other material asset sales in either 2002 or 2001.

         Interest and net investment income decreased from $511,000 in 2001 to $432,000 in 2002. The $79,000 decrease was primarily due to a decrease of approximately $275,000 in interest income related to a $6,500,000 note receivable partially offset by an increase of approximately $160,000 in the return on short-term investments. The $6,500,000 note receivable was collected in October 2001 and accordingly, there was little interest income on this note in 2002. In 2001, Headwaters recognized net investment income of approximately $190,000 while in 2002 net investment income of approximately $350,000 was recognized. The $160,000 increase was primarily due to substantially higher average balances of short-term investments in 2002, partially offset by lower investment returns, as compared to 2001.

         Income Taxes. Headwaters recorded $11,020,000 of income tax expense in 2002, which consisted of approximately $10,810,000 of deferred federal and state tax expense and approximately $610,000 of current state tax expense, offset by approximately $400,000 of current federal tax credits. In 2001, Headwaters utilized its net operating loss carryforwards and recorded only $100,000 of current alternative minimum federal tax expense and $40,000 of current state income tax. Headwaters' effective tax rate was 39% in 2002.

Liquidity and Capital Resources

         Net cash provided by operating activities during the nine months ended June 30, 2002 ("2002") was $19,649,000 compared to $13,948,000 during the nine months ended June 30, 2001 ("2001"). Most of the cash flow from operating activities in both periods was attributable to net income. During 2002, investing activities consisted primarily of net purchases of short-term investments of $18,846,000, the collection on notes receivable of $6,877,000, and costs related to potential future acquisitions and related projects totaling approximately $3,460,000. Financing activities in 2002 consisted primarily of net repayments of short-term borrowings of $4,336,000 and proceeds from the exercise of stock options and warrants of $5,097,000.

         Operating Activities. Headwaters reported net income in 2002 of $16,922,000. Moreover, most of Headwaters' reported income tax expense of $11,020,000 represents realization of deferred income taxes which did not require the use of cash. In 2002, the cash provided from operations was reduced by a significant increase in trade receivables approximating $12,763,000. This increase in trade receivables was due to the significant increase in revenues during 2002. Headwaters has no allowance for doubtful accounts at June 30, 2002.

         Investing and Financing Activities. In September 2001, Headwaters sold all of its remaining high-risk investments in exchange for a $4,000,000 note receivable from a limited liability corporation. This note is due no later than September 2004, is collateralized by the bridge loans and equity investments sold and is being accounted for on the cost recovery method. Following payment of the note principal, Headwaters has the right to receive the first $1,000,000 plus 20% of any additional cash received by the limited liability corporation related to the assets sold by Headwaters. Headwaters does not currently intend to make any significant additional equity investments in or loans to any new unrelated high-risk entities, but could incur additional losses if the $4,000,000 loan is not repaid. During 2002, Headwaters collected $279,000 on this note. At September 30, 2001, in addition to the $4,000,000 note receivable, Headwaters had outstanding one other note receivable in the amount of $6,500,000. This note and the related accrued interest was collected in October 2001.

         Headwaters seeks to identify and analyze acquisition opportunities that strengthen and fortify its position as a leading value enhancer to energy. Any future acquisitions could be funded using Headwaters' available cash, issuance of common or preferred stock, debt, or some combination thereof. As of June 30, 2002, Headwaters has capitalized approximately $3,460,000 of costs associated with potential future acquisitions and related projects that it is currently pursuing. If Headwaters were to discontinue its acquisition pursuits or these potential acquisitions and related projects are not ultimately consummated, the respective capitalized costs will be expensed. As more fully described below, Headwaters announced that it has agreed to acquire Industrial Services Group, Inc. ("ISG"), including its subsidiary ISG Resources, Inc. ISG is the largest manager and marketer of coal combustion products, particularly high quality fly ash, a substitute for cement in the production of concrete, in the United States.

         The majority of Headwaters' short-term investments consist of fixed-rate U.S. government securities, and accordingly, changes in interest rates can affect the market value of these investments. These investments are carried at market value in the consolidated balance sheet and the periodic adjustments to reflect changes in market value are included in interest and net investment income in the consolidated statements of operations.

         Financing activities in 2002 consisted primarily of net repayments of short-term borrowings of $4,336,000 and proceeds from the exercise of stock options and warrants of $5,097,000. Other than operating leases for certain equipment and real estate, which are not material, Headwaters has no off-balance sheet transactions, derivatives, or similar instruments and is not a guarantor of any other entities' debt or other financial obligations.

         Working Capital. Headwaters' working capital increased from $8,619,000 at September 30, 2001, to $35,434,000 at June 30, 2002. The primary reasons for this increase in working capital were the significant increases in cash and cash equivalents, short-term investments and trade receivables, all resulting from increased revenue, profitability and realization of deferred income taxes. Headwaters expects operations to produce positive cash flows in future periods, which, combined with current working capital, will be sufficient for Headwaters' operating needs for the next 12 months. Working capital could be used to help fund future strategic acquisitions. Assuming the closing of the ISG transaction, including the related bank financing (which is expected to include a $25,000,000 three-year revolving line of credit to be available for general corporate purposes), Headwaters expects to have working capital sufficient for the needs of the combined company.

         Borrowing Arrangements. Headwaters has a revolving line of credit with a bank which currently has an expiration date in October 2002. Borrowings under the line of credit are limited to a maximum amount of $10,000,000 and bear interest at prime plus 0.75% (5.5% at June 30, 2002). Maximum borrowings under the line of credit during the quarter ended December 31, 2001 were $956,000, but there were no borrowings outstanding under the line at December 31, 2001 nor at any time during the six months ended June 30, 2002. Headwaters also has an arrangement with an investment company under which Headwaters can borrow up to 90% of the value of the portfolio of Headwaters' short-term investments with the investment company, which portfolio value was approximately $18,800,000 at June 30, 2002. These investments consist primarily of government-backed securities and collateralize any outstanding borrowings. Maximum borrowings under this arrangement during the quarter ended December 31, 2001 were $5,095,000, but there were no borrowings outstanding at December 31, 2001 nor at any time during the six months ended June 30, 2002. Borrowings under this arrangement and the bank line of credit are used for short-term working capital needs.

         Income Taxes. As of June 30, 2002, Headwaters had net operating loss ("NOL") carryforwards for tax purposes of approximately $12,000,000 and does not anticipate actually paying any substantial amounts of income taxes until these NOL carryforwards are fully used. The NOL carryforwards expire from 2017 to 2021. Headwaters also has approximately $220,000 of tax credit carryforwards which can be used to offset future tax liabilities. The tax credit carryforwards expire from 2007 to 2016. The utilization of HTI's acquisition date NOL carryforwards (totaling approximately $2,400,000) against future taxable income is subject to an annual limitation of approximately $800,000 due to the change in ownership of HTI.

         During 2002, Headwaters made estimated payments for alternative minimum taxes and for certain state income taxes in states where NOL carryforwards are not available. Due to the passage in March 2002 of the Job Creation and Worker Assistance Act of 2002 (the "Act"), Headwaters filed for a refund of the alternative minimum taxes paid in fiscal 2001 and filed for refunds related to the carryback of HTI's 2000 and 2001 losses, which pursuant to the Act can be carried back for five years instead of the statutory two-year period. Refunds expected to be received in fiscal 2002 total approximately $400,000. Because of existing NOL carryforwards for regular federal tax purposes and in many states where Headwaters does business, the provisions of the Act allowing Headwaters' NOL carryforwards to offset 100% of the alternative minimum tax liability for fiscal 2002, and due to tax benefits from the exercise of stock options, Headwaters does not currently expect to pay significant amounts of income taxes until late fiscal 2002 or early fiscal 2003.

Probable Acquisition of ISG

         In July 2002, Headwaters announced that it has agreed to acquire Industrial Services Group, Inc. ("ISG"), including its subsidiary ISG Resources, Inc. ISG is the largest manager and marketer of coal combustion products, particularly high quality fly ash, a substitute for cement in the production of concrete, in the United States. Under the terms of the agreement, Headwaters has agreed to issue 2,000,000 shares of Headwaters common stock and pay $31,000,000 in cash to acquire 100% of the stock of ISG. Headwaters will also assume approximately $181,000,000 of ISG debt, to be refinanced using a new senior bank credit facility. The acquisition is expected to close in calendar 2002 and is subject to standard closing conditions, including Headwaters' completion of the proposed bank financing and obtaining regulatory approvals.

         In connection with the acquisition, Headwaters has received a funding commitment for a bank credit facility totaling $245,000,000 consisting of a five-year amortizing senior secured term loan for $220,000,000, which will be used to fund the acquisition of ISG and other costs and expenses related to the acquisition, and an additional $25,000,000 available under a three-year revolving line of credit, that will not be drawn at closing, but will be available for working capital and general corporate purposes. Interest rates on the loans will be based on LIBOR, and principal amounts outstanding may be repaid at any time without penalty.

SEC Registration Statement

         In July 2002, Headwaters filed a $250,000,000 universal shelf registration statement with the SEC that can be used for the sale of common stock, preferred stock, convertible debt and other securities, should Headwaters so choose. This filing provides increased flexibility with respect to Headwaters' financing alternatives. This registration statement was declared effective by the SEC as of August 5, 2002; however, a prospectus supplement describing the terms of any securities will be filed before any offering would commence under the registration statement. Headwaters could use the proceeds from securities offered under the shelf registration to reduce borrowings from the bank credit facility, or for working capital and other general corporate purposes.

Acquisition of HTI

         Headwaters completed the acquisition of HTI in August 2001. Total consideration paid at closing, including the direct costs incurred by Headwaters to consummate the acquisition, was approximately $11,774,000. During 2002, in connection with the preparation of Headwaters' and HTI's consolidated income tax returns for the year ended September 30, 2001, Headwaters finalized its analysis of all of HTI's differences between book and tax reporting and HTI's net operating loss carryforwards as of the acquisition date. Based on this analysis, Headwaters adjusted the purchase price allocation to record additional deferred tax assets of $510,000 and additional deferred tax liabilities of $4,240,000, eliminated a $2,714,000 contingent liability and recorded goodwill of $1,016,000.

         In accordance with the original HTI acquisition agreements, additional contingent consideration could be earned by the former HTI stockholders during calendar 2002 based on the attainment of certain operating targets and other milestones. In April 2002, Headwaters and the former HTI stockholders agreed to an amendment of the acquisition agreements and reached a final settlement of all outstanding contingent payments. Headwaters paid the former HTI stockholders additional consideration with a value totaling $3,242,000. The consideration consisted of cash of $419,000 and the issuance of approximately 178,000 shares of Headwaters common stock valued at $2,823,000. This transaction resulted in an increase in goodwill by the total value of the consideration of $3,242,000. The value of the 178,000 shares of common stock issued to the former HTI stockholders was determined using the average market price of Headwaters' stock over a three-day period, consisting of the day the settlement was reached and one day prior to and one day subsequent to that day.

         As of June 30, 2002, Headwaters had loaned HTI approximately $7,500,000, of which $501,000 was not eliminated in consolidation because HTI's financial statements are consolidated with Headwaters' financial statements using a one-month lag.

Recent Accounting Pronouncements

         The implications of full implementation of SFAS No. 142, "Accounting for Goodwill and Intangible Assets," are more fully described in Note 2 to the consolidated financial statements. In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. SFAS No. 145, in rescinding SFAS No. 4, will require that the loss on early extinguishment of debt classified as an extraordinary item in fiscal 2000 no longer be classified as extraordinary. SFAS No. 145 is required to be implemented by Headwaters in fiscal 2003 and therefore will have no material effect on Headwaters' future financial position or results of operations.

         Headwaters has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their potential effect, if any, on the future results of operations or financial position of Headwaters. Based on that review, Headwaters does not currently believe there are any other recent accounting pronouncements that will have a significant effect on its current or future financial position or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         See "ITEM 3: LEGAL PROCEEDINGS" in Headwaters' Annual Report on Form 10-K/A for the year ended September 30, 2001 for descriptions of current legal proceedings. Other than the June 2002 activity for Adtech and the Boynton and AGTC matters described in Note 6 to the consolidated financial statements, there have been no material changes with respect to legal proceedings as they are described in the Form 10-K/A.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

         Other than 148,529 shares of restricted common stock issued upon exercise of options and warrants and 177,893 shares of restricted common stock issued to the former stockholders of HTI, there were no securities issued by Headwaters within the past fiscal quarter without registration under the Securities Act of 1933, as amended. As of June 30, 2002, Headwaters had five effective registration statements filed on Form S-3 and three effective registration statements filed on Form S-8. One or more of these registration statements have registered all except 5,386 of the shares issued during the quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are included herein:

                  99.4     Headwaters 2002 Stock Incentive Plan

                  99.5     Certification of Chief Executive Officer

                  99.6     Certification of Chief Financial Officer

         (b) No reports were filed on Form 8-K during the quarter ended June 30, 2002. However, there were two Forms 8-K filed in July 2002, as follows:

                  o Form 8-K filed July 18, 2002 for an event dated July 15, 2002 (Probable acquisition of Industrial Services Group, Inc. ("ISG")). The following financial statements of ISG and unaudited pro forma financial information were filed with this Form 8-K:

                      Audited Financial Statements of ISG:
                      Report of Independent Auditors
                      Consolidated Balance Sheets as of December 31, 2001
                        and 2000
                      Consolidated Statements of Operations for the Years Ended
                        December 31, 2001, 2000 and 1999
                      Consolidated Statements of Comprehensive Loss for the
                        Years Ended December 31, 2001, 2000 and 1999
                      Consolidated Statements of Shareholders' Equity (Deficit)
                        for the Years Ended December 31, 2001, 2000 and 1999
                      Consolidated Statements of Cash Flows for the Years Ended
                        December 31, 2001, 2000 and 1999
                      Notes to Consolidated Financial Statements

                      Unaudited Financial Statements of ISG :
                      Condensed Consolidated Balance Sheets as of March 31, 2002
                        and December 31, 2001
                      Condensed Consolidated Statements of Operations for the
                        Three Months Ended March 31, 2002 and 2001
                      Condensed Consolidated Statements of Comprehensive Loss
                        for the Three Months Ended March 31, 2002 and 2001
                      Condensed Consolidated Statements of Cash Flows for the
                        Three Months Ended March 31, 2002 and 2001
                      Notes to Condensed Consolidated Financial Statements

                           Note: Industrial Services Group, Inc. is not an SEC registrant. ISG Resources, Inc., a wholly-owned subsidiary of Industrial Services Group, Inc., has been and is an SEC registrant. As such, ISG Resources, Inc. has made various filings in accordance with the rules and regulations of the SEC. The consolidated financial statements of Industrial Services Group, Inc. included in the Form 8-K include ISG Resources, Inc., but are not comparable to the consolidated financial statements of ISG Resources, Inc. included in previous SEC filings.

                      Unaudited pro forma financial information:
                      Introduction to Pro Forma Financial Information
                      Pro Forma Condensed Combined Balance Sheet as of
                        March 31, 2002
                      Pro Forma Condensed Combined Statement of Income for the
                        Year Ended September 30, 2001
                      Pro Forma Condensed Combined Statement of Income for the
                        Six Months Ended March 31, 2002
                      Notes to Pro Forma Condensed Combined Financial
                        Information

                  o Form 8-K filed July 22, 2002 for an event dated August 28, 2001 (Updated pro forma financial information with respect to Headwaters' August 28, 2001 acquisition of Hydrocarbon Technologies, Inc.). The following unaudited pro forma financial information was filed with the Form 8-K:

                      Introduction to Pro Forma Financial Information
                      Pro Forma Condensed Combined Statement of Income for the
                        Year Ended September 30, 2001
                      Notes to Pro Forma Condensed Combined Statement of Income

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HEADWATERS INCORPORATED

Date: August 6, 2002               By:   /s/ Kirk A. Benson
                                      ---------------------------------------
                                      Kirk A. Benson, Chief Executive Officer
                                      and Principal Executive Officer

Date: August 6, 2002               By:  /s/ Steven G. Stewart
                                      ---------------------------------------
                                      Steven G. Stewart, Chief Financial Officer
                                      and Principal Financial Officer