Form 10-K
period 2002-09-30
HEADWATERS INC
filed 2002-12-24
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                  For the fiscal year ended September 30, 2002,

                                       or

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

           Securities registered pursuant to Section 12(b) of the Act:
          ------------------------------------------------------------
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
           -----------------------------------------------------------
                          Common Stock, $.001 par value

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2002 was $358,682,169 based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

         The number of shares outstanding of the registrant's common stock as of November 30, 2002 was 27,377,539.

                           ___________________________

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following document are incorporated herein by reference: Portions of the registrant's definitive proxy statement to be issued in connection with registrant's annual stockholders' meeting to be held in 2003.

                                TABLE OF CONTENTS
                                                                            Page
PART I

ITEM 1.     BUSINESS...........................................................3
ITEM 2.     PROPERTIES.........................................................9
ITEM 3.     LEGAL PROCEEDINGS.................................................10
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............11

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.............................................11
ITEM 6.     SELECTED FINANCIAL DATA...........................................13
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.......................................14
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........33
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................34
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.............................34

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................35
ITEM 11.    EXECUTIVE COMPENSATION............................................35
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....35
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................35

PART IV

ITEM 14.    CONTROLS AND PROCEDURES...........................................35
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K.....................................................36

SIGNATURES.................................................................[TBA]



Forward-looking Statements

Statements in this Form 10-K, including those concerning the Registrant's expectations regarding its business, and certain of the information presented in this report, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. As such, actual results may vary materially from such expectations. For a discussion of the factors that could cause actual results to differ from expectations, please see the captions entitled "Forward-looking Statements" and "Risk Factors Affecting Future Results of Operations" in Item 7 hereof. There can be no assurance that the Registrant's results of operations will not be adversely affected by such factors. Registrant undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinion only as of the date hereof.

Availability of SEC Filings

Headwaters makes available, free of charge, through its website (www.hdwtrs.com) its Forms 10-K, 10-Q and 8-K, as well as its registration statements, as soon as reasonably practicable after those reports are electronically filed with the SEC.

                                     PART I

ITEM 1.  BUSINESS

General Development of Business

         Introduction. Headwaters Incorporated is a world leader in developing and deploying energy related technologies to the marketplace. Headwaters is focused on converting fossil fuels such as gas, coal and heavy oils into alternative energy products. As part of its long-term growth strategy, Headwaters acquired Hydrocarbon Technologies, Inc. ("HTI") on August 28, 2001 and Industrial Services Group, Inc. ("ISG") on September 19, 2002 and these entities are now wholly-owned subsidiaries of Headwaters. ISG, through its own wholly-owned operating subsidiary, ISG Resources, Inc., is the nation's largest manager and marketer of coal combustion products. With the ISG acquisition, Headwaters is in a unique position to provide a full range of value-added services to the coal-fired electric generating industry, as well as capitalize on opportunities to develop related energy technologies.

         Headwaters' Company History. Headwaters was incorporated in Delaware in 1995 under the name Covol Technologies, Inc. In September 2000, Covol's name was changed to Headwaters Incorporated. Headwaters' stock trades under the Nasdaq symbol HDWR.

         Unless the context otherwise requires, "ISG" refers to Industrial Services Group, Inc. and its operating subsidiary ISG Resources, Inc., together with their consolidated subsidiaries. References to "Headwaters," "combined company," "company," "we," "our," and "us," refer to Headwaters Incorporated and its division Covol Fuels, together with its consolidated subsidiaries ISG and HTI.

         Headwaters operates its business through two wholly-owned subsidiaries and one division: ISG focuses on utilizing, marketing, and disposing of large volumes of coal combustion products. HTI develops and markets innovative energy and catalyst technologies. Covol Fuels licenses technology and sells chemical reagents to produce solid alternative fuel.

ISG

         ISG's Company History. ISG was incorporated in Delaware in 1997. Beginning in October 1997, ISG acquired through a series of transactions a number of companies to form a national coal combustion products business. ISG Resources, Inc., which was incorporated in Utah in August 1998, and its subsidiaries, operate this business.

         Principal Products and their Markets by Division. ISG's coal combustion products ("CCPs") division is a supplier of post-combustion services and technologies to the coal-fired electric utility industry. ISG manages approximately 20 million tons annually of CCPs for a majority of the nation's largest coal-fired utilities, as well as for other industrial clients. ISG markets CCPs (primarily fly ash and bottom ash) to replace manufactured or mined materials, such as Portland cement, lime, agricultural gypsum, fired lightweight aggregate, granite aggregate and limestone. Based upon available information, ISG believes it is the largest manager and marketer of CCPs in North America.

         Fly ash is a pozzolan that, in the presence of water, will combine with an activator (lime, Portland cement or kiln dust) to produce a cement-like material. This characteristic makes fly ash a cost-competitive substitute for other more expensive cementitious building materials. Concrete manufacturers can typically use fly ash as a substitute for 15% - 30% of their cement requirements, depending on the quality of the fly ash and the end-use of the concrete. In addition to its cost-benefit, fly ash provides greater structural strength and durability in applications such as road and dam construction. Bottom ash is utilized as an aggregate in concrete block construction and for road base construction.

         ISG's manufactured products division manages the production and sale of masonry mortars, block and stucco materials, as well as some of ISG's value-added technology products for the construction market. Key geographic areas of production and sales are Texas, California, Georgia, Florida and Louisiana. ISG utilizes high volumes of CCPs as ingredients in the mortars, blocks and stuccos that ISG produces.

         ISG has developed and continues to develop new technologies to promote the use of CCPs. Projects currently in development and/or use include (i) rapid setting, high strength concretes for road repairs and other uses; (ii) fiber reinforced, non-autoclaved aerated concrete panels and block for residential and commercial construction; (iii) carbon fixation technology which utilizes chemical additives to increase the marketability of fly ash with high or unpredictable levels of residual carbon; and (iv) ammonia removal technology to remove ammonia from fly ash that has been contaminated by pollution control devices or natural operating conditions.

         Sources of Available Raw Materials and Inventory Requirements. Coal is the largest indigenous fossil fuel resource in the United States, with current U.S. annual coal production in excess of one billion tons. The use of coal to generate electricity has nearly tripled in the last 30 years. Today, coal generates over half of all electricity consumed in the U.S., more than all other fuel sources combined. The government estimates that electricity generated from coal will increase 25% by 2020. The combustion of coal results in a high percentage of residual materials which serve as the "raw material" for the CCP industry. According to the American Coal Ash Association, more than two-thirds of CCPs produced in 2000 were disposed of in landfills, providing ample opportunities for continuing increases in CCP utilization. As long as the majority of electricity in this country comes from the use of coal-fired generation, ISG believes it will have an adequate supply of raw materials.

         Competitive Business Conditions. Although ISG is the nation's leading manager and marketer of CCPs, ISG still faces significant competition. Such competitors include LaFarge North America, Boral, Holcim, Inc. and Mineral Resource Technologies. Although CCPs have been utilized since the mid-1960's, in recent years fly ash has seen greater acceptance in the construction industry. Fly ash is now widely used for its superior strength, durability, alkali resistance and environmental friendliness. ISG expects to continue to be a leader in this industry with its nation-wide infrastructure, long-term contractual relationships with existing utilities, and aggressive growth strategies.

         ISG's manufactured products division faces challenges from its many larger competitors in the mortar, stucco and construction materials industries. ISG intends to maintain its competitiveness and expand its operations through the development of unique proprietary formulas and by implementing aggressive marketing and distribution strategies.

         Electric Utility Deregulation. The process of electric utility deregulation has slowed substantially compared to predictions from previous years. The impact that full deregulation of the industry will have on ISG is something that cannot be accurately projected. The major area of impact concerns the individual sources of CCPs that ISG manages and markets. Deregulation could result in some sources being put out of service because they are not economically competitive. Alternatively, deregulation efforts have spurred renewed interest in the construction of new coal-fired electric generating facilities. ISG believes that no significant changes to the availability of CCPs will occur. However, since this change to the industry continues to evolve, ISG could be materially adversely affected if major changes occur.

Covol Fuels

         Principal Products. Covol Fuels develops and applies proprietary technologies used to produce coal-based solid alternative fuel. As an operating division of Headwaters, Covol Fuels has developed, patented and commercialized a chemical technology that converts carbon-based feedstock, such as coal, to a qualified solid alternative fuel that is eligible for federal tax credits under
Section 29 of the Internal Revenue Code. Covol Fuels licenses this technology to owners of solid alternative fuel facilities for which it receives royalty revenues. The owners of the solid alternative fuel facilities are eligible to receive federal tax credits based on the amount of qualified solid alternative fuel produced using Covol Fuels' technology. Covol Fuels has pioneered work with the IRS relating to Section 29 credits and obtained one of the first Private Letter Rulings from the IRS for a coal-based synthetic fuel process. Covol Fuels' in-house personnel work closely with customers to achieve compliance with IRS guidelines and to improve alternative fuel production. In addition to royalty revenues, Covol Fuels also sells its proprietary chemical reagents essential to the production of solid alternative fuels both to its licensee plants and to other customers' plants.

         In fiscal 2002, prior to its acquisition of ISG, Headwaters generated over 90% of its revenues through license fees from its technology and sale of chemical reagents to owners of solid alternative fuel facilities whose facilities were placed into service prior to July 1, 1998, qualifying them for
Section 29 tax credits. Covol Fuels currently has technology licensing agreements with 28 alternative fuel facilities. Under the terms of the contracts,

Covol Fuels is generally paid a quarterly royalty fee based on either facility production or tax credits generated by the facilities. In certain instances, Covol Fuels was also paid initial license fees when certain events occurred or when certain production levels were reached.

         Sources of Available Raw Materials and Inventory Requirements. Covol Fuels' chemical reagents are manufactured by Dow Reichhold Specialty Latex LLC ("Dow") under a long-term, fixed-price supply contract. Covol Fuels relies on Dow through its several regional distribution centers to supply its licensees and customers with timely and adequate supplies of chemicals. Separately, the alternative fuel facility owners have unrelated feedstock agreements that provide a supply of raw coal for processing at their facilities. These licensees and customers in turn have production agreements to supply alternative fuel to end users (usually coal-fired electric generating facilities).

         Competitive Business Conditions. Covol Fuels' alternative fuel technologies compete with other alternative fuel products as well as traditional fuels. Competitive factors include price, quality, delivery cost, and handling costs. Covol Fuels may experience competition from other alternative fuel technology companies and their licensees, particularly those companies with technologies to produce coal-based solid alternative fuels. Competition may come in the form of the licensing of the competing technologies to process coal derivatives, the marketing of competitive chemical reagents, the marketing of end products qualifying as synthetic fuel, and the development of alternative fuel projects. Competition includes, for example, Nalco Chemical Company in the chemical reagent sales business. Headwaters also experiences competition from traditional coal and fuel suppliers and natural resource producers, in addition to those companies that specialize in the recycling and upgrading of industrial waste products. Many of these companies have greater financial, management, and other resources than Headwaters. Covol Fuels believes that it will be able to compete effectively, but there can be no assurance that it will be able to do so successfully.

         Major Customers. The following table presents revenues for all customers that accounted for over 10% of total revenue during 2000, 2001 or 2002. Most of the named customers are energy companies.

         (thousands of dollars)                            2000              2001             2002
         ---------------------------------------- ----------------- ---------------- -----------------
         TECO Coal Corporation affiliates            Less than 10%          $16,044           $20,292
         DTE Energy Services, Inc. affiliates        Less than 10%            5,111            19,660
         Marriott International, Inc. affiliates     Less than 10%    Less than 10%            19,105
         AIG Financial Products Corp. affiliates     Less than 10%    Less than 10%            16,900
         PacifiCorp affiliates                             $15,511            4,978     Less than 10%
         Pace Carbon Fuels, L.L.C. affiliates        Less than 10%            4,675     Less than 10%
         Fluor Corporation affiliate                         3,138    Less than 10%     Less than 10%

HTI

         HTI has developed catalyst and nano-catalyst technologies to convert coal, gas and heavy/waste oils to liquid fuels. The conversion from low to high value products also allows HTI to extract troublesome elements such as sulfur, nitrogen and heavy metals out of the fuel, resulting in ultra clean fuels. The development of nano-catalyst technology places HTI at the forefront of applying advanced molecular science to multiple energy and chemical processes. HTI maintains a staff of engineers, scientists, and technicians at its pilot plant and laboratory facilities with experience in the design and operation of high-pressure and temperature process plants. These facilities are used to further technology development efforts as well as for outside services provided to other companies and government agencies.

         Initially formed in 1943 as Hydrocarbon Research, Inc., HTI and its predecessor have a long history of developing and commercializing chemical and energy technologies. One of the core competencies developed by HTI is working at the molecular level to control how atoms of precious metals catalysts are fixed on substrate materials. Nanotechnology is one of the most significant advancements in catalysis technology during the past 20 years, and HTI is currently positioning to participate within this market through its research expertise and increasing portfolio of patents.

         HTI offers technology for producing ultra-clean liquid fuels directly from coal. In this process, coal molecules are changed into diesel, gasoline and other fuel molecules, and sulfur, nitrogen, ash and other impurities are removed, leaving a very high grade liquid fuel.

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

Research and Development

         In 2001, research and development expenses consisted of $2,400,000 of acquired in-process research and development related to the HTI acquisition. The acquired in-process research and development consisted primarily of efforts focused on developing catalysts and catalytic processes to lower the cost of producing alternative fuels and chemicals while improving energy efficiency and reducing environmental risks. In 2002, research and development expenses of $2,322,000 consisted primarily of ongoing activities at HTI. In 2003, research and development expenses are expected to increase as a result of the ISG acquisition in late 2002.

Headwaters' Business Strategy

         Headwaters' competitive strengths include: (i) pre- and post-combustion coal market leadership; (ii) strong cash flows; (iii) ability to provide comprehensive services along the coal value chain; (iv) nationwide capabilities and infrastructure; (v) development of leading energy technologies; (vi) strong growth profile driven by increasing market acceptance; (vii) responsiveness to industry demands; and (viii) the ability to provide products and services that address environmental concerns. Headwaters intends to capitalize on these strengths in pursuing the following strategic initiatives:

         Expand and Enhance Core Businesses. Headwaters intends to expand its coal-based alternative fuel business by expanding royalty and chemical reagent revenues by assisting customers to increase production and offering value-added services, such as technical and plant support, that drive increased production at facilities using its technology and chemical reagents. Headwaters believes ISG can increase the market penetration of fly ash and other CCPs in the concrete and other construction products industries through established and historically successful customer training programs. In addition, ISG intends to continue to provide CCP management services to current coal-fired utility customers and seek new service opportunities with other utilities.

         Leverage Complementary Relationships and Capabilities. Covol Fuels and ISG each maintains long-standing relationships with many of the nation's largest producers of electricity derived from coal. Most of these relationships are complementary, which Headwaters believes will provide significant opportunities to expand and strengthen its position among coal-fired power generation utilities. By leveraging these complementary relationships Headwaters intends to increase ISG's penetration with coal-fired power generation companies that are Covol Fuels' customers and to capitalize on ISG's numerous nationwide relationships with coal-fired power generation facilities to increase awareness and acceptance of Covol Fuels' coal-based solid alternative fuel technology.

         Develop and License New Energy Technologies. Headwaters intends to develop technologies that address various needs along the coal value chain, in particular in the pre-combustion and post-combustion stages, primarily for licensing, rather than building and owning manufacturing assets. As part of its pre-combustion strategy, Covol Fuels intends to continue to develop technologies that improve coal handling, enhance coal combustion characteristics and reduce air emissions. ISG is developing new technologies such as ammonia removal and carbon fixation, as well as proprietary chemical surfactant technology that increases both the quality and usefulness of fly ash from coal combustion. In addition to developing coal-based technologies, HTI is developing other technologies that add value to other fossil fuels and chemicals. These efforts focus on upgrading heavy oil to lighter fuels, changing gas into liquid fuels, turning otherwise unusable products into fuels and other energy-related nanotechnologies.

         Pursue Complementary and Expansionary Acquisitions. Headwaters intends to identify and analyze additional acquisition opportunities to strengthen and fortify its position as a leading value enhancer to fuels. Specifically, Headwaters will evaluate possible acquisitions of complementary businesses aligned to the chemical, mineral, or energy industries in which Headwaters does business. If suitable candidates are not found in these industries, Headwaters may pursue possible acquisition candidates in other growing industries where promising financial returns exist.

Intellectual Property

         ISG has 14 U.S. patents that expire between 2009 and 2018 and nine U.S. patent applications pending. ISG has 14 registered trademarks and two pending trademark applications. While these collective patents and trademarks are important to ISG's competitive position, no single patent or trademark is material to ISG.

         Covol Fuels has nine U.S. patents that expire between 2011 and 2014. Covol Fuels has one registered trademark and one pending trademark application.

         HTI has 16 U.S. patents that expire between 2011 and 2020 and 17 U.S. patent applications pending. HTI has two registered trademarks and one pending trademark application.

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

         In addition to patent protection, Headwaters also relies on trade secrets, know-how, and confidentiality agreements to protect these technologies. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such know-how or obtain access to Headwaters' know-how, concepts, ideas, and documentation.

         Since Headwaters' proprietary information is important to its business, failure to protect ownership of its proprietary information would likely have a material adverse effect on Headwaters. Headwaters' current revenues are dependent upon license fees and chemical sales. Headwaters believes that its patents, trade secrets, know-how and confidential information are the basis upon which it obtains and secures licensing agreements.

Effect of Federal, State and Local Laws

         Headwaters and its subsidiaries are subject to federal, state, and local environmental regulations. Headwaters believes that it has obtained all required permits pertaining to its business and operations, and that it is in substantial compliance with all applicable laws.

         ISG. The Federal Clean Air Act of 1970 ("Clean Air Act"), Amendments to the Clean Air Act, and corresponding state laws regulating air emissions, affect the coal industry directly and indirectly. The coal industry may be directly affected by permitting requirements of the Clean Air Act and/or emissions control requirements relating to particulate matter (e.g., "fugitive dust"). The coal industry may also be impacted by future regulation of fine particulate matter. In July 1997, the United States Environmental Protection Agency ("EPA") adopted new, more stringent National Ambient Air Quality Standards ("NAAQS") for particulate matter and ozone. Because electric utilities emit nitrogen oxides, which are precursors to ozone, ISG's utility customers and suppliers are likely to be affected when the revisions to the NAAQS are implemented by the states. State and federal regulations, including the new NAAQS, may reduce the available quantities of CCPs. The extent of the potential impact of the NAAQS on the coal industry will depend on the policies and control strategies associated with the state implementation process under the Clean Air Act. Nonetheless, the NAAQS could have a material adverse effect on ISG's financial condition and operations.

         The Clean Air Act indirectly affects ISG's operations by limiting the air emissions of sulfur dioxides, nitrous oxides, and other compounds emitted by coal-fired utility power plants. The affected utilities have been (or may be) able to meet these requirements by switching to lower sulfur fuels, installing new more efficient equipment and pollution control devices such as scrubbers, reducing electricity generating levels, or purchasing or trading "pollution credits." Specific emission sources will receive these credits, which utilities and other industrial concerns can trade or sell to allow other units to emit higher levels of sulfur dioxide.

         The Clean Air Act Amendments also require utilities that are currently major sources of nitrogen oxides in moderate or higher ozone nonattainment areas, to install reasonably available control technology for nitrogen oxides. In addition, the EPA currently plans to implement stricter ozone standards (discussed above) by 2004. EPA promulgated a rule (the "SIP call") in 1998 requiring 22 eastern states to make substantial reductions in nitrogen oxide emissions. Under this proposal, the EPA expects that states will achieve these reductions by requiring power plants to make substantial reductions in their nitrogen oxide emissions. Installation of reasonably available control technology and additional control measures required under the SIP call will make it more costly to operate coal-fired utility power plants and could make coal a less attractive fuel alternative in the planning and building of future utility power plants. Any reduction in coal-fired power generation could have a material adverse effect on ISG's financial condition and operations. ISG cannot predict the effect of these regulations on the coal industry with any certainty. No assurance can be given that the implementation of the Clean Air Act Amendments or any future regulatory provisions will not materially adversely affect ISG.

         As utilities take steps to meet more stringent emissions control guidelines, residual carbon in fly ash becomes a growing problem for ISG. ISG cannot fully utilize this lower quality fly ash in some products and applications. Therefore, ISG has pursued research and development technologies to develop a carbon fixation process to treat fly ash that could not otherwise be used due to its quality. This technology renders some ash products usable for the first time without having any negative impact on the quality of the finished concrete product. ISG is successfully working with several utilities utilizing this technology.

         ISG has also filed a provisional patent application for a technology to control ammonia in fly ash. Ammonia is another emerging challenge in the ash industry. As utilities implement more stringent air pollution controls, many are treating boiler exhaust gases with ammonia to remove nitrous oxides. Some of the unreacted ammonia is deposited on fly ash particles. To address this challenge, ISG's technology uses a chemical reagent to convert ammonia into harmless compounds. ISG is currently working with two utilities to implement the technology.

         Covol Fuels. Covol Fuels and the alternative fuel operations of its licensees are subject to federal, state and local environmental regulations that impose limitations on the discharge of pollutants and establish standards for the treatment, storage and disposal of waste materials. In order to establish and operate alternative fuel plants, Covol Fuels and its licensees have obtained various state and local permits.

         In processing alternative fuel from coal, acid is the only hazardous material which is used and stored. Despite safeguards, the possibility exists that regulatory noncompliance or accidental discharges could create an environmental liability. Therefore, alternative fuel operations owned or operated by Covol Fuels and its licensees could incur future liabilities arising from the discharge of pollutants into the environment or from improper waste disposal practices. In addition, the enactment of more stringent environmental regulations, or failure to maintain or comply with such regulations, could have a material adverse effect on Covol Fuels or its licensees.

         HTI. HTI and its subsidiaries are also subject to federal, state, and local environmental regulations. HTI and its subsidiaries use their facilities in the ordinary course of business to research, develop, process and/or recycle waste coal, oil and chemicals. As a result, petroleum and other hazardous materials have been and continue to be present on these properties. HTI and its subsidiaries hire independent contractors to transport and dispose of hazardous materials and to send hazardous wastes to federally approved off-site waste facilities. HTI and its subsidiaries believe that appropriate handling and training procedures are in effect for all properties and operations. Despite safeguards, the possibility exists that regulatory noncompliance or accidental discharges could create an environmental liability. Therefore, operations owned or operated by HTI and its subsidiaries could incur future liabilities arising from the discharge of pollutants into the environment or from improper waste disposal practices. In addition, the enactment of more stringent environmental regulations, or failure to maintain or comply with such regulations, could have a material adverse effect on HTI and its subsidiaries.

          Headwaters is also subject to federal and state safety and health standards. Therefore, Headwaters is committed to providing effective management of worker safety and health protection. In addition, Headwaters has developed safety policies designed to raise and maintain safety awareness by management and employees. Headwaters has a positive working relationship with MSHA. Failure by Headwaters and its customers and licensees to comply with safety and health standards could have a material adverse affect on business operations. For example, a regulatory inspector could close an alternative fuel facility until the licensee meets the required standards.

Number of Employees

         Headwaters currently employs approximately 840 employees full-time. Of these employees, approximately 60 are in corporate administration, 50 are employed by Headwaters' Covol Fuels division, 40 are employed by HTI, 500 are employed by ISG's CCP division, and 190 are employed by ISG's manufactured products division. Approximately 20 employees work under collective bargaining agreements (primarily laborers, equipment operators and truck drivers in Iowa).


ITEM 2.  PROPERTIES

Headwaters

         Headwaters' principal office is located at 11778 South Election Road, Suite 210, Draper, Utah 84020, and its telephone number is (801) 984-9400. Headwaters' web site is www.hdwtrs.com. The information on Headwaters' website does not constitute a part of this document.

         In October 2000, Headwaters leased for a five-year term approximately 7,000 square feet of office space in Draper, Utah, which houses Headwaters' executive offices. The lease provides for a monthly rent of approximately $8,000, with certain adjustments for inflation plus expenses.

         By February 2003, Headwaters will have consolidated corporate and other business functions in a new location at 10653 South River Front Parkway, Suite 300, South Jordan, Utah 84095. This new lease for approximately 26,500 square feet provides for a six-year term. The monthly rent will be approximately $40,000, with certain adjustments for inflation plus expenses.

ISG

         ISG's principal office is located at 136 East South Temple, Suite 1300, Salt Lake City, Utah 84111, and its telephone number is (801) 236-9700. ISG's website is www.isgresources.com. The information on ISG's website does not constitute a part of this document.

         ISG currently leases approximately 13,400 square feet on a month-to-month basis for its executive offices in Salt Lake City, Utah. The lease provides for a monthly rent of approximately $18,000, with certain adjustments for inflation plus expenses. It is expected that ISG will terminate this lease in early 2003. ISG also leases property in three states for regional offices and laboratory facilities.

         In addition, ISG owns or leases approximately 20 parcels in 17 states for its fly ash storage and distribution operations. ISG also owns or leases nine properties in three states for its building products manufacturing and sales operations.

HTI

         In 1995, HTI purchased approximately six acres in Lawrenceville, New Jersey, where its headquarters and research facilities are now located.

ITEM 3.  LEGAL PROCEEDINGS

         Headwaters has some significant ongoing litigation discussed below. Headwaters intends to vigorously defend and pursue its rights in these actions.

         Adtech. In October 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to an alternative fuel technology invented by Davidson. (This technology is distinct from the technology developed by Headwaters.) In September 2000, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee filed by Adtech, Inc. against Davidson and Headwaters. In the action, certain purported officers and directors of Adtech alleged that the technology purchase transaction was an unauthorized corporate action and that Davidson and Headwaters conspired together to effect the transfer. The complaint asserted related causes of action and sought unspecified money damages and other relief. In August 2001, the trial court granted Headwaters' motion to dismiss the complaint. Plaintiffs appealed the case to the Sixth Circuit Court of Appeals. In June 2002, the Sixth Circuit Court of Appeals issued an order i) affirming the District Court's judgment and order of dismissal, and ii) transferring to the Federal Circuit Court of Appeals plaintiff's appeal of the District Court's order denying the motion for relief from judgment. Because resolution of the appeal is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

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

         AJG. In December 1996, Headwaters entered into a technology license and proprietary chemical reagent sale agreement with AJG Financial Services, Inc. The agreement called for AJG to pay royalties and to purchase proprietary chemical reagent material from Headwaters. In October 2000, Headwaters filed a complaint in the Fourth District Court for the State of Utah against AJG alleging that it had failed to make payments and to perform other obligations under the agreement. Headwaters asserts claims including breach of contract, declaratory judgment, unjust enrichment, and accounting and seeks money damages as well as other relief. AJG's answer to the complaint denied Headwaters' claims and asserted counter-claims based upon allegations of misrepresentation and breach of contract. AJG seeks unspecified compensatory damages as well as punitive damages. Headwaters has denied the allegations of AJG's counter-claims. Because the litigation is at an early stage and resolution is uncertain, legal counsel cannot express an opinion as to the ultimate amount of recovery or liability.

         Nalco. In October 2000, Headwaters filed a complaint in the United States District Court for the District of Utah against Nalco Chemical Company ("Nalco"). Headwaters alleges that Nalco, by its sale and marketing of materials for use in creating alternative fuel, breached a non-disclosure agreement, misappropriated trade secrets, and violated patent rights of Headwaters. Headwaters seeks by its complaint injunctive relief and damages to be proven at trial. Nalco filed an answer denying the allegations in the complaint and asserting counter-claims alleging patent invalidity, antitrust violations, and interference with economic relations. Headwaters denies the counter-claims; however, if Nalco prevails on its counter-claims, the result could have a material adverse effect on

Headwaters' business. Because the litigation is at an early stage and resolution is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, that might be recovered.

         Other. Headwaters and its subsidiaries are also involved in other legal proceedings that have arisen in the normal course of business. For example, certain subsidiaries of ISG are involved in legal proceedings involving allegations of breach of warranty and sales of defective building products applied by third parties to building exteriors. Generally, ISG denies and defends such allegations or resolves such matters as appropriate. Management does not believe that the outcome of these matters will have a significant adverse effect upon the operations or the financial position of Headwaters; however, it is possible that a change in management's estimates of probable liability could occur and the change could be significant.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The shares of Headwaters' common stock trade on the Nasdaq National Market under the symbol "HDWR." Options on Headwaters' common stock are traded on the Chicago Board Options Exchange under the symbol "HQK." The following table sets forth, for the periods presented, the high and low trading prices of Headwaters' common stock as reported by Nasdaq.

         Fiscal 2001                                        Low          High
         -----------                                        ---          ----
         Quarter ended December 31, 2000                   $2.13        $ 3.25
         Quarter ended March 31, 2001                       2.25          6.53
         Quarter ended June 30, 2001                        6.44         16.00
         Quarter ended September 30, 2001                   7.11         14.19

         Fiscal 2002
         -----------
         Quarter ended December 31, 2001                  $ 9.00        $13.10
         Quarter ended March 31, 2002                      11.16         15.55
         Quarter ended June 30, 2002                       11.37         19.15
         Quarter ended September 30, 2002                  11.87         16.74


         As of November 30, 2002, there were approximately 410 stockholders of record of Headwaters' common stock. Headwaters has not paid dividends on its common stock to date and does not intend to pay dividends on its common stock in the foreseeable future. Pursuant to debt agreements Headwaters entered into in September 2002, Headwaters is prohibited from paying cash dividends so long as any of the long-term debt is outstanding. Headwaters intends to retain earnings to finance the development and expansion of its business. Payment of common stock dividends in the future will depend, among other things, upon Headwaters' debt covenants, its ability to generate earnings, its need for capital, its investment opportunities and its overall financial condition.

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

         Headwaters believes that the following issuances of securities were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the exemption set forth in Section 4(2) thereof. Each security was issued subject to transfer restrictions. Each certificate for each security bears a restricted legend. Each investor made representations to Headwaters that it was accredited as that term is defined in Regulation D and that the security was acquired for investment purposes. However, Headwaters has several effective registration statements filed on Form S-3 or Form S-8. These registration statements have registered many of the securities described in this section.

         During November 1998, Headwaters completed a financing transaction that consisted of debt and equity including warrants to purchase shares of restricted common stock at an exercise price of $7.50 per share. The warrants' original term was set to expire on June 30, 2000. During 2000 the exercise period for the purchase of approximately 183,000 of these warrant shares was extended for approximately seven months.

         During January 1999, Headwaters completed a financing transaction with a major shareholder and lender to Headwaters, that consisted of the sale of 1,000 shares of a new series of non-voting, 7% dividend, convertible preferred stock, designated as Series C. Headwaters received approximately $900,000 in net proceeds from the issuance of this preferred stock. During January 2000, all of the remaining shares of Series C preferred stock were converted. Approximately 237,000 shares of common stock were issued on conversion of the preferred stock and related accrued but unpaid dividends. There are no outstanding shares of Series C preferred stock.

         On March 17, 1999, Headwaters completed a financing transaction with a large investment fund. The financing consisted of the issuance of $20,000,000 face value of convertible secured debt, issued at a 50% discount, and the issuance of 60,000 shares of cumulative convertible preferred stock (Series D) for $6,000,000, for total gross proceeds of $16,000,000. Warrants for the purchase of common stock were also issued as part of the financing and were valued at approximately $3,000,000. Net cash proceeds were used to retire maturing short-term debt and related accrued interest, for working capital and other general corporate purposes. This transaction is described in detail in the Form 8-K filed March 24, 1999 and in the Form 10-Q/A for the quarterly period ended March 31, 1999. Beginning in November 1999 and through March 2000, Headwaters issued approximately 2,632,000 shares of common stock on conversion of 24,369 shares of Series D preferred stock. The preferred stock was convertible at $5.00 or 90% of market, whichever was less. By May 2000, Headwaters had redeemed all of the investment fund's $20,000,000 face value convertible debt and incurred early prepayment costs of approximately $6,037,000. By March 2000, Headwaters had redeemed the investment fund's 35,631 remaining Series D preferred shares for $4,454,000 including a redemption premium of approximately $1,882,000. There are no outstanding shares of Series D preferred stock.

         In December 1999, Headwaters placed $1,500,000 of financing less a 10% placement fee with an investor. The debt was convertible at $0.73 per share, the market price at closing, or market price on the conversion date, whichever was less. In January 2000, Headwaters redeemed all of this convertible debt for redemption consideration of approximately $1,900,000 plus 205,435 shares of common stock. The agreement required the issuance of warrants to purchase Headwaters shares equal to 40% of the shares issuable under the debt agreement. Warrants for the purchase of approximately 923,000 shares were issued. The warrants had a three-year exercise period and an exercise price of $0.88 per share.

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

         In April 2000, an investor acquired from a third party a Headwaters' 14% note due in April 2000 with an approximate $3,000,000 balance and at the same time also acquired from the third party warrants to purchase

100,000 shares of Headwaters' common stock. Headwaters and the investor agreed to extend for one year the repayment date for $1,000,000 of the principal amount of the note. Headwaters and the investor further agreed to the satisfaction of $2,000,000 of the note in exchange for 1,185,818 shares of Headwaters restricted common stock, $0.001 par value, and warrants to purchase 296,000 shares of Headwaters' common stock. The warrants were exercised in fiscal 2002 at a price of $2.10 per share. In July 2000, Headwaters repaid the $1,000,000 note balance which was accruing interest at 14%. A former director of Headwaters was also a manager and 2.5% owner of the investor. The director disclaims any beneficial interest in the investor's securities in Headwaters.

         During the fiscal year ended September 30, 2001, pursuant to the exercise of options, approximately 116,000 shares of Headwaters restricted common stock were issued.

         In August 2001, Headwaters acquired 100% of the common stock of HTI for total costs at closing of approximately $11,774,000, including the issuance of approximately 593,000 shares of Headwaters restricted common stock, valued at $5,485,000. In April 2002, Headwaters and the former HTI stockholders reached a final settlement of all outstanding contingent payments and Headwaters paid the former HTI stockholders additional consideration with a value totaling $3,242,000. This consideration included the issuance of approximately 178,000 shares of Headwaters restricted common stock valued at $2,823,000. Headwaters filed a registration statement on Form S-3 to register all of the restricted stock issued to the former HTI stockholders.

         In September 2002, Headwaters acquired 100% of the common stock of ISG. Total consideration at closing was approximately $257,856,000 and included the issuance of 2,100,000 shares of Headwaters restricted common stock valued at $32,718,000. Headwaters filed a registration statement on Form S-3 to register all of the restricted common stock issued to the former ISG stockholders. In order to obtain the cash necessary to acquire ISG and retire the ISG debt, Headwaters issued $175,000,000 of new debt consisting of $155,000,000 of senior secured debt with a five-year term and a variable interest rate and $20,000,000 of subordinated debt with an approximate five-year term and a fixed interest rate. ISG management participated in one-half, or $10,000,000, of the subordinated debt. Total cash proceeds from the issuance of new debt, net of debt discounts, was $169,950,000. Headwaters incurred approximately $6,200,000 of debt issuance costs to place the new debt, which had an initial combined effective weighted-average interest rate of approximately 9.0%.

         During the fiscal year ended September 30, 2002, pursuant to the exercise of options and warrants, approximately 646,000 shares of Headwaters restricted common stock were issued. Headwaters has several outstanding effective registration statements filed on Form S-3 and Form S-8. All but approximately 6,000 shares of restricted common stock issued during fiscal 2002 have been registered on one or more of these registration statements.


ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data are derived from the consolidated financial statements of Headwaters. This information should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. As more fully described in Note 14 to the consolidated financial statements, in 2000 Headwaters recorded approximately $16.9 million of net gains on sale of facilities and approximately $17.8 million of asset write-offs and other charges. Headwaters believes these items are not directly related to its core business and does not expect similar items in the future. As more fully described in Note 14 to the consolidated financial statements, in 2000 Headwaters recorded an extraordinary loss on early extinguishment of debt of $7.9 million. As more fully described in Note 12 to the consolidated financial statements, in 2000 and 2001, Headwaters recorded approximately $3.0 million and $7.5 million, respectively, of income tax benefit primarily related to the reduction of its deferred tax asset valuation allowance.

         Also, as more fully described in Note 3 to the consolidated financial statements, in August 2001, Headwaters acquired HTI, the financial statements of which are consolidated with Headwaters' financial statements using a one-month lag. Accordingly, HTI's August 2001 acquisition date balance sheet was consolidated with Headwaters' September 30, 2001 balance sheet, but no results of operations of HTI were included in Headwaters' consolidated results for fiscal 2001. HTI's August 31, 2002 balance sheet was consolidated with Headwaters' September 30, 2002 balance sheet and HTI's results of operations for the year ended August 31, 2002 were consolidated with Headwaters' 2002 results. As more fully described in Note 3 to the consolidated financial statements, in September 2002, Headwaters acquired ISG. The results of ISG from September 19, 2002 (date of acquisition) through September 30, 2002 are included in Headwaters' consolidated results for fiscal 2002, but ISG's results of operations up to September 18, 2002 have not been included in Headwaters' consolidated results for any period.

         The selected financial data as of and for the years ended September 30, 1998 and 1999 and as of September 30, 2000 are derived from audited financial statements not included herein. The selected financial data as of September 30, 2001 and 2002 and for the years ended September 30, 2000, 2001, and 2002 were derived from the audited financial statements of Headwaters included elsewhere herein.

                                                                      Year Ended September 30,
                                                  -----------------------------------------------------------------
(thousands of dollars, except per-share data)        1998         1999         2000         2001          2002
------------------------------------------------- ------------ ------------ ------------ ------------ -------------
OPERATING DATA:
     Total revenue                                   $  2,186     $  6,719      $27,886      $45,464      $119,345
     Net income (loss)                                (11,308)     (28,393)       3,682       21,517        24,286
     Diluted net income (loss) per common share         (1.17)       (2.39)        0.07         0.87          0.94

                                                                        As of September 30,
                                                  -----------------------------------------------------------------
(thousands of dollars)                               1998         1999         2000         2001          2002
------------------------------------------------- ------------ ------------ ------------ ------------ -------------
BALANCE SHEET DATA:
     Working capital (deficit)                        $ 6,575     $ (2,721)     $ 8,393      $ 8,619      $ 15,023
     Net property, plant and equipment                 15,809       14,182          552        2,680        50,549
     Total assets                                      68,061       58,095       33,441       55,375       372,857
     Long-term obligations:
         Long-term debt and other liabilities          14,879       18,422        5,235        3,055       154,984
         Unamortized portion of non-refundable
            license fees                                7,455        6,579        7,681        5,805         5,010
         Redeemable convertible preferred
            stock                                          --        4,332           --           --            --
         Deferred income taxes                             --           --           --           --        51,357
     Total long-term obligations                       23,256       30,255       12,916        8,860       211,351
     Total stockholders' equity (deficit)              14,746       (1,028)      10,747       31,086        98,596

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

Acquisitions of ISG and HTI

         The consolidated financial statements include the accounts of Headwaters and all of its subsidiaries, only two of which have significant operations, ISG and HTI. As more fully described in Note 3 to the consolidated financial statements, ISG was acquired on September 19, 2002 and HTI was acquired in August 2001. Accordingly, ISG's results of operations for the period from September 19, 2002 through September 30, 2002 have been consolidated with Headwaters' 2002 results and ISG's balance sheet has been consolidated with Headwaters' balance sheet as of September 30, 2002. Due to the time required to obtain accurate financial information related to HTI's foreign contracts, for financial reporting purposes HTI's financial statements are consolidated with Headwaters' financial statements using a one-month lag. Accordingly, HTI's August 2001 acquisition date balance sheet was consolidated with Headwaters' September 30, 2001 balance sheet, but no results of operations of HTI were included in the consolidated statement of income for 2001. HTI's August 31,

2002 balance sheet was consolidated with Headwaters' September 30, 2002 balance sheet and HTI's results of operations for the year ended August 31, 2002 were consolidated with Headwaters' 2002 results.

         ISG Acquisition. On September 19, 2002, Headwaters acquired 100% of the common stock of ISG, assumed or paid off all of ISG's outstanding debt and redeemed all of ISG's outstanding preferred stock. ISG is headquartered in Salt Lake City, Utah and is engaged primarily in the management of long-term contracts for coal combustion products and the distribution of related building materials and construction products throughout the United States, all through its wholly-owned subsidiary, ISG Resources, Inc. Headwaters has focused on using technology to add value to fossil fuels, particularly coal. The acquisition of ISG provides Headwaters with a significant position in the last step of the coal value chain due to its competencies in managing the products resulting from the combustion of coal. The acquisition of ISG also brings to Headwaters substantial management depth, comprehensive corporate infrastructure and critical mass in revenues and operating profit.

         In order to obtain the cash necessary to acquire ISG and retire ISG's outstanding debt, Headwaters issued $175.0 million of new debt consisting of $155.0 million of senior secured debt with a five-year term and a variable interest rate and $20.0 million of subordinated debt with an approximate five-year term and a fixed interest rate (see Note 8 to the consolidated financial statements). ISG management participated in one-half, or $10.0 million, of the subordinated debt. Total cash proceeds from the issuance of new debt, net of debt discounts, was $169.9 million. Headwaters incurred approximately $6.2 million of debt issuance costs to place the new debt, which had an initial combined effective weighted-average interest rate of approximately 9.0%. Total consideration paid for ISG was approximately $257.9 million, which consisted of the issuance of Headwaters' common stock, cash payments to the former ISG stockholders, cash paid to retire ISG debt, and costs directly related to the acquisition.

         The ISG acquisition was accounted for using the purchase method of accounting as required by Statement of Financial Accounting Standards ("SFAS") No.141, "Business Combinations." Assets acquired and liabilities assumed were recorded at their estimated fair values as of September 19, 2002. Approximately $109.2 million of the purchase price was allocated to identifiable intangible assets consisting primarily of contracts with coal-fired power generation plants. This amount is being amortized over the estimated combined useful life of 20 years. The remaining purchase price not attributable to the tangible and identifiable intangible assets (approximating $109.1 million) was allocated to goodwill. The final allocation of the purchase price, in particular the estimated fair values for certain acquired property, will likely differ from the preliminary allocation after final valuations and other procedures have been completed.

         HTI Acquisition. In August 2001, Headwaters completed the acquisition of 100% of the common stock of HTI, a New Jersey-based company. HTI develops and commercializes catalysts and catalytic processes for producing chemicals and converting low-value fossil fuels into high-value alternative fuels. Total consideration at closing, including the direct costs incurred by Headwaters to consummate the acquisition, was approximately $11.8 million. In accordance with the original HTI acquisition agreements, additional contingent consideration could be earned by the former HTI stockholders during calendar 2002 based on the attainment of certain operating targets and other milestones. In April 2002, Headwaters and the former HTI stockholders agreed to an amendment of the acquisition agreements and reached a final settlement of all outstanding contingent payments. Headwaters paid the former HTI stockholders additional consideration with a value totaling approximately $3.2 million. Total consideration paid for HTI was therefore approximately $15.0 million, which consisted of the issuance of Headwaters' common stock and options to acquire Headwaters common stock, cash payments to the former HTI stockholders, cash paid to retire HTI debt, and costs directly related to the acquisition.

         The HTI acquisition was accounted for using the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. Approximately $9.7 million of the purchase price was allocated to identifiable intangible assets consisting of existing patented technology with an estimated useful life of 15 years. Approximately $2.4 million of the purchase price was allocated to purchased in-process research and development, consisting primarily of efforts focused on developing catalysts and catalytic processes to lower the cost of producing alternative fuels and chemicals while improving energy efficiency and reducing environmental risks. This amount represented the estimated purchased in-process technology for projects that had not reached technological feasibility and had no alternative use as of the acquisition date, and was expensed in 2001. Approximately $4.3 million of the purchase price was allocated to goodwill.

         Segments. Until Headwaters acquired ISG in September 2002, Headwaters operated in and reported as a single industry segment, alternative energy. With the acquisition of ISG in September 2002, Headwaters now operates in three business segments, alternative energy, CCPs, and manufactured products. These segments are managed and evaluated separately by management based on fundamental differences in their operations, products and services.

         The alternative energy segment includes Headwaters' traditional coal-based solid alternative fuel business and HTI's business of developing and commercializing catalysts and catalytic processes for producing chemicals and converting low-value fossil fuels into high-value alternative fuels. Revenues for this segment include primarily sales of chemical reagents and license fees.

         The CCP segment includes ISG's business of supplying post-combustion services and technologies to the coal-fired electric utility industry. This segment markets and manages coal combustion products such as fly ash and bottom ash, known as CCPs. ISG has long-term contracts, primarily with coal-fired electric generating utilities, pursuant to which it manages the post-combustion operations for the utilities. ISG markets these CCPs to replace manufactured or mined materials, such as portland cement, lime, agricultural gypsum, fired lightweight aggregate, granite aggregate and limestone. CCP revenues consist primarily of the sale of products, along with a small percentage of service revenue.

         The manufactured products segment produces and sells standard masonry and stucco construction materials and supplies, packaged products and blocks, as well as some of ISG's value-added technology products. ISG has introduced high volumes of CCPs as ingredients in the mortars, stuccos and blocks that the manufactured products segment produces.

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

         Headwaters continually evaluates its policies and estimation procedures. Estimates are often based on historical experience and on assumptions that are believed to be reasonable under the circumstances, but which could change in the future. Some of Headwaters' accounting policies and estimation procedures require the use of substantial judgment and actual results could differ materially from the estimates underlying the amounts reported in the consolidated financial statements. The following is a discussion of these critical accounting policies and estimates.

         License Fee Revenue Recognition. There are 28 alternative fuel facilities that are currently licensed to use Headwaters' patented technology and from which Headwaters earns license fees. These recurring license fees or royalty payments are recognized in the period when earned, which generally coincides with the sale of alternative fuel by Headwaters' licensees. In certain instances, Headwaters receives timely regular written reports from licensees notifying Headwaters of the amount of solid alternative fuel sold and the royalty due Headwaters under the terms of the respective license fee agreements. Moreover, in most instances, Headwaters has experienced a regular pattern of payment by the licensees of these reported amounts due.

         Generally, estimates of license fee revenue earned, where required, can be reliably made based upon historical experience and / or communications from licensees for whom an established pattern exists. In some cases, however, such as when a licensee is beginning to produce and sell alternative fuel or when an alternative fuel facility is sold by a licensee to another entity, and for which there is no pattern or knowledge of past or current production and sales activity, there may be more limited information upon which to determine an estimate of license fee revenue earned. In these situations, Headwaters uses such information as is available and where possible, attempts are made to substantiate the information, such as observing the levels of chemical reagents purchased by the licensee and used in the production of the solid alternative fuel. In certain limited situations, Headwaters is unable to reliably estimate the license fee revenues earned during a period, and therefore revenue recognition is delayed until a future date when sufficient information is known from which to make a reasonable estimation.

         Realizability of Receivables. Allowances are provided for uncollectible accounts and notes receivable when deemed necessary. Such allowances are based on an account-by-account analysis of collectibility or impairment and totaled approximately $0 at September 30, 2001 and approximately $0.4 million at September 30, 2002 for trade receivables and $0 at September 30, 2001 and 2002 for notes receivable. Headwaters performs periodic credit evaluations of its customers, but collateral is not required for trade receivables. Collateral, generally consisting of most or all assets of the debtor, is required for notes receivable.

         With regard to Headwaters' trade receivables from the alternative energy segment, past allowances have been minimal as have any required write-offs. Trade receivables from the CCP and manufactured products segments involve substantially more customers and receivable allowances are required. Headwaters reviews the collectibility of its trade receivables as of the end of each reporting period.

         Losses recognized on notes receivable were $0 in 2000, approximately $3.7 million in 2001 and approximately $0.7 million in 2002. Because the notes generally relate to nonoperating activities, these losses are included in other expense in the consolidated statements of income. The losses on receivables in 2001 consisted entirely of write-offs or impairments of notes receivable from unrelated high-risk entities which Headwaters loaned funds to in late fiscal 2000 and early fiscal 2001, which amounts were determined to be uncollectible or worthless. Headwaters no longer makes these loans, and in September 2001, Headwaters sold all its remaining loans and equity investments in these entities to a limited liability corporation, in exchange for a $4,000,000 note receivable, due no later than September 2004. This note is being accounted for on the cost recovery basis. Headwaters reviews collectibility of this note receivable at the end of each reporting period. This collectibility review consists of consideration of payments of required interest and principal and the sufficiency of the collateral to support the outstanding note receivable balance. To the extent impairment is indicated, Headwaters writes down the note receivable to its estimated net realizable value at that time. An impairment loss of approximately $1.0 million was recorded in 2002 due to a decline in the value of the underlying collateral.

         Headwaters considers its receivable allowances adequate as of September 30, 2002; however, changes in economic conditions generally or in specific markets in which Headwaters operates could have a material effect on required reserve balances.

         Valuation of Long-Lived Assets, including Intangible Assets and Goodwill. Headwaters periodically evaluates the carrying value of long-lived assets, including intangible assets and goodwill, as well as the related amortization periods, to determine whether adjustments to these amounts or to the useful lives are required based on current events and circumstances. Changes in circumstances such as technological advances, changes to Headwaters' business model or changes in Headwaters capital strategy could result in the actual useful lives differing from Headwaters' current estimates. In those cases where Headwaters determines that the useful life of property, plant and equipment or intangible assets should be shortened, Headwaters would amortize the net book value in excess of salvage value over its revised remaining useful life, thereby increasing depreciation or amortization expense.

         The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flow from that asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Impairment-related losses recognized in Headwaters' consolidated statement of income for 2000 are more fully described in Note 14 to the consolidated financial statements. There were no losses recorded in 2001 or 2002. Indicators of impairment include such things as a significant adverse change in legal factors or in the general business climate or an expectation that significant assets will be sold or otherwise disposed of.

         Beginning in 2003, Headwaters will perform periodic impairment tests of its intangible assets, most of which were acquired in connection with the acquisitions of ISG and HTI, in accordance with the requirements of SFAS No. 142, "Accounting for Goodwill and Intangible Assets." The new rules require, among other things, that goodwill be tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of the reporting unit giving rise to the goodwill. Headwaters currently believes that neither the ISG- nor HTI-related identifiable intangible assets and goodwill are impaired under either the existing rules for testing impairment, or under the new rules required by SFAS No. 142.

         Identified intangible assets consist primarily of ISG long-term contracts and HTI patented technology. It is possible that some of Headwaters' tangible or intangible long-lived assets or goodwill could be impaired in the future and that the resulting write-downs could be material.

         Legal Matters. Headwaters is involved in several legal proceedings that have arisen out of the normal course of business, all as explained in more detail in "ITEM 3. LEGAL PROCEEDINGS" and Note 15 to the consolidated financial statements. Of the five primary legal matters described in Note 15, Headwaters is a defendant in three cases, and both a plaintiff and defendant in two cases. Management in all cases intends to vigorously defend its position. Management does not currently believe that the outcome of these activities will have a significant effect upon the operations or the financial position of Headwaters; however, it is possible that a change in management's estimates of probable liability could occur and the change could be significant. In regards to all of these legal matters, legal counsel cannot express an opinion as to the ultimate amounts of recovery or liability.

Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

         The information set forth below compares Headwaters' operating results for fiscal 2002 with its operating results for fiscal 2001.

         Revenue. Total revenue for 2002 increased by $73.8 million or 162% to $119.3 million as compared to $45.5 million for 2001. The major components of revenue are discussed in the sections below.

         Chemical Reagent Sales. Chemical reagent sales during 2002 were $74.4 million with a corresponding direct cost of $50.1 million. Chemical reagent sales during 2001 were $22.4 million with a corresponding direct cost of $14.5 million. The increase in chemical reagent sales in 2002 over 2001 was due to increased alternative fuel production by Headwaters' licensees, as well as sales of chemical reagents to new customers. Currently, Headwaters expects its future chemical reagent sales revenue from all licensees and other customers to be higher than the amounts reported for 2002 due to anticipated increases in alternative fuel production by licensees and increased sales of chemical reagents to new customers. However, Headwaters does not expect the rate of growth in 2003 to be as high as it was for 2002.

         License Fees. During 2002, Headwaters recognized license fee revenue totaling $30.5 million, an increase of $9.7 million or 47% over $20.8 million of license fee revenue recognized during 2001. License fees in 2002 consisted of recurring license fees or royalty payments of $29.0 million and deferred revenue amortization of $1.5 million. License fees in 2001 consisted of recurring license fees of $18.8 million and deferred revenue amortization of $2.0 million.

         A major licensee significantly reduced its production and sale of alternative fuel in early 2001 and did not operate its four facilities for most of 2001. This licensee sold the facilities in October 2001, and Headwaters earned approximately $3.7 million more in license fees from these facilities in 2002 than in 2001. This factor, combined with increased alternative fuel sales by most other licensees, caused the increase in license fee revenue for 2002 over 2001. Headwaters currently expects license fee revenue to increase in 2003 by an amount comparable to the 2002 increase. However, these increases are expected to decline in the future as this business segment continues to mature and it is possible that unforeseen adverse events could occur in the future that would cause license fee revenue to decrease.

         Pursuant to the contractual terms of an agreement with a certain licensee, the cumulative net license fees generated by Headwaters, totaling approximately $6.0 million as of September 30, 2002, have been placed in escrow for the benefit of Headwaters. Headwaters currently expects the escrowed amounts to increase as additional license fees are generated and that most, if not all, of such amounts will be recognized as revenue at some future date. Certain accounting rules governing revenue recognition require that the seller's price to the buyer be "fixed or determinable" as well as reasonably certain of collection. In this situation, those rules appear to currently preclude revenue recognition. Accordingly, none of the escrowed amounts have been recognized as revenue in the consolidated statements of income.

         Other Revenues and Cost of Revenues. Coal combustion product sales and services and manufactured product sales and the related cost of revenue captions represent ISG's revenues and cost of revenues for the period from September 19, 2002 through September 30, 2002. Approximately $2.9 million of other revenues and $5.2 million of cost of other revenues represent HTI's revenues and cost of revenues for 2002. There were no comparable revenues and cost of revenues for ISG and HTI in 2001.

         Depreciation and Amortization. These costs increased by $1.4 million to $1.8 million in 2002 from $0.4 million in 2001. The increase was primarily attributable to the depreciation and amortization of the tangible and intangible assets acquired in the HTI acquisition in August 2001 ($1.0 million) and the depreciation and amortization of the tangible and intangible assets acquired in the ISG acquisition in September 2002 ($0.4 million). Depreciation and amortization expense will increase substantially in 2003 as a result of the ISG acquisition.

         Research and Development. Approximately $2.4 million of the HTI purchase price was allocated to purchased in-process research and development, all of which was expensed in 2001. In 2002, research and development expenses of $2.3 million represent primarily $2.1 million of costs related to HTI activities.

         Selling, General and Administrative Expenses. These expenses increased $5.1 million or 59% to $13.7 million for 2002 from $8.6 million for 2001. The increase in 2002 was due primarily to ISG costs of approximately $1.6 million, an increase in compensation-related costs of approximately $1.2 million, an increase in professional services expenses of approximately $1.1 million and smaller increases in most of the other expense categories. The increase in compensation-related costs related primarily to an increase in incentive-based pay as a result of improved operating results. The increase in professional services expenses was due primarily to legal costs associated with legal actions Headwaters is currently pursuing. The increases in other expense categories were due primarily to the growth of Headwaters' business during 2002.

         Other Income and Expense. During 2002, Headwaters reported net other expenses of $0.8 million compared to net other expenses of $5.2 million during 2001. The change of $4.4 million or 85% is primarily attributable to i) an increase in interest and net investment income of $0.3 million, ii) a decrease in equity and debt investment-related losses of approximately $5.5 million, and
iii) a gain on the sale of assets of approximately $1.3 million; partially offset by the write-off of deferred project / financing costs of approximately $2.6 million and an increase in interest expense of approximately $0.3 million.

         The increase in interest income from 2001 to 2002 primarily related to an increase in the average balance of short-term investments in 2002 over 2001, partially offset by a decrease in interest income from a $6.5 million note receivable from a licensee which was collected in October 2001.

         During 2000, Headwaters made several equity investments in and loans to unrelated high-risk entities and in 2001, Headwaters recorded losses totaling approximately $6.3 million related to write-offs of these investments and loans. In September 2001, Headwaters sold all of its remaining high-risk investments in exchange for a $4.0 million note receivable from a limited liability corporation. Headwaters wrote down this note receivable as of September 30, 2002 and recorded an impairment loss of approximately $1.0 million in 2002 due to a decline in the value of the underlying collateral.

         The $1.3 million gain on sale of assets resulted from the sale of a 50% interest in one of Headwaters' original alternative fuel facilities. Headwaters recorded approximately $2.6 million of losses related to the write-off of deferred project / financing costs in 2002 resulting from the abandonment of certain projects or the postponement or redirection of activities for which costs had previously been deferred pending the ultimate outcome of the projects and activities. Interest expense increased in 2002 due to the substantial increase in outstanding debt incurred in September 2002 to finance the acquisition of ISG. Interest expense will increase substantially in 2003 as a result of the debt incurred to facilitate the ISG acquisition.

         Income Taxes. In 2001, Headwaters reported a net income tax benefit of $7,049,000, consisting of the recognition of $7,470,000 of its deferred tax asset, reduced by $100,000 of federal alternative minimum tax and $321,000 of current state income tax expense. In 2002, as a result of recording the full value of its deferred tax asset in 2001, Headwaters recorded an income tax provision with an effective tax rate of approximately 40%.

Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

         The information set forth below compares Headwaters' operating results for fiscal 2001 with its operating results for fiscal 2000.

         Revenue. Total revenue for 2001 increased by $17.6 million or 63% to $45.5 million as compared to $27.9 million for 2000. The major components of revenue are discussed in the sections below.

         Chemical Reagent Sales. Chemical reagent sales during 2001 were $22.4 million with a corresponding direct cost of $14.5 million. Chemical reagent sales during 2000 were $9.8 million with a corresponding direct cost of $6.6 million. The increase in chemical reagent sales in 2001 over 2000 was due to increased alternative fuel production by Headwaters' licensees, as well as sales of chemical reagents to new customers. There were no similar sales of chemical reagents to new customers in 2000.

         License Fees. During 2001, Headwaters recognized license fee revenue totaling $20.8 million, an increase of $3.5 million or 20% over $17.3 million of license fee revenue recognized during 2000. License fees in 2001 consisted of recurring license fees or royalty payments of $18.8 million and deferred revenue amortization of $2.0 million. License fees in 2000 consisted of recurring license fees of $16.5 million and deferred revenue amortization of $0.8 million.

         Recurring license fees in 2000 included $11.7 million related to a single licensee that owned four facilities. This licensee did not report and pay certain prior period royalty obligations to Headwaters timely, resulting in some "catch-up" revenue recognition in 2000 for royalties related to periods other than the year ended September 30, 2000. Moreover, this licensee significantly reduced its production and sale of alternative fuel in early 2001 and did not operate the four facilities for most of 2001. These two factors combined resulted in a decline in recurring license fees from the licensee of approximately $8.0 million in 2001 as compared to 2000. Due to increased alternative fuel sales, there was an increase of approximately $10.2 million in recurring license fees from all other licensees in 2001 over 2000. In 2001, the largest single licensee accounted for $6.2 million of earned license fees.

         Depreciation and Amortization. These costs decreased by $0.8 million to $0.4 million in 2001 from $1.2 million in 2000. The decrease was primarily attributable to elimination of depreciation associated with the three facilities owned by Headwaters which were sold in 2000.

         Research and Development. Approximately $2.4 million of the HTI purchase price was allocated to purchased in-process research and development, all of which was expensed in 2001.

         Selling, General and Administrative Expenses. These expenses increased $0.6 million or 7% to $8.6 million for 2001 from $8.0 million for 2000. The increase in 2001 was due primarily to an increase in professional services expenses of approximately $1.3 million and an increase in compensation-related costs of approximately $0.5 million. These increases were partially offset by the elimination of approximately $1.1 million of costs associated with the facilities owned by Headwaters which were sold in 2000 and the wash plant located in Utah, as well as the resolution in 2001 of certain liabilities for $0.2 million less than previously recorded. The increase in professional services expenses was due primarily to legal costs associated with legal actions Headwaters is pursuing. The increase in compensation-related costs related primarily to an increase in marketing department headcount.

         Asset Write-offs and Other Charges. In 2000, Headwaters recorded an impairment charge of approximately $14.8 million related to assets located in Utah and Alabama. This impairment charge consisted of an approximate $12.6 million write-down to net realizable value of certain ancillary plant equipment which remained on the sites when the facilities were sold and was idled, plus an approximate $2.2 million write-off of an intangible asset which was no longer considered recoverable due to the relocation of a licensee facility. Headwaters also recorded employee severance and other non-cash charges from incremental amortization of deferred compensation from stock options (resulting from the termination of employees whose stock options became fully vested upon termination) totaling approximately $1.5 million. Other settlement charges ($1.0 million) and asset write-downs ($0.5 million) were recorded in 2000. All of these asset write-offs and other charges totaled approximately $17.8 million. There were no similar charges recorded in 2001.

         Other Income and Expense. During 2001, Headwaters reported net other expenses of $5.2 million compared to net other income of $14.3 million during 2000. The change of $19.5 million or 136% is primarily attributable to i) a decrease in gains on sale of facilities of $16.9 million, ii) a decrease in interest and investment income of approximately $1.1 million, iii) an increase in equity and debt investment-related losses of approximately $5.5 million, and
iv) a decrease of $1.1 million from gains on other transactions, related to the satisfaction of a $0.8 million contingent contract liability and a $0.3 million gain recognized on a note receivable transaction in 2000. These changes were partially offset by a decrease of approximately $4.6 million in interest expense and an increase in the mark-to-market adjustment of the carrying value of a related party note receivable of approximately $0.5 million.

         In 1999, Headwaters sold a facility located in Pennsylvania on which a loss of approximately $1.8 million was recognized. Headwaters also entered into an agreement under which it operates this facility on behalf of the owner. In 2000, upon achieving specified operating performance milestones, Headwaters received additional cash payments related to the sale of this facility. These payments, net of obligations to third parties, approximated $7.4 million. Of the net amount received, Headwaters recognized $4.4 million as a gain in 2000 because there were no ongoing obligations associated with those payments. Headwaters deferred the recognition of $3.0 million, which amount was characterized in the sales agreement as prepaid royalties. This amount is being recognized as revenue on a straight-line basis through December 2007.

         In 2000, Headwaters sold the three remaining alternative fuel facilities it owned plus an option to acquire a licensee facility. One of these sold facilities was located in Utah, two of these facilities were located in West Virginia, and the facility under option was located in Nevada. Headwaters reported net gains on these transactions totaling approximately $12.5 million. Headwaters also entered into its standard supply agreements with the new owners of the facilities to sell proprietary chemical material used at the facilities and receives ongoing royalties based upon the sale of alternative fuel from the facilities.

         The decrease in interest income from 2000 to 2001 primarily related to a decrease in interest from the related party note receivable discussed below from $0.5 million in 2000 to $0 in 2001 and a decrease in the interest rate on a $6.5 million note receivable from a licensee. During 2000, Headwaters made several equity investments in and loans to unrelated high-risk entities and in 2000, Headwaters recognized approximately $0.8 million of losses related to its equity investments. During 2001, Headwaters recorded additional losses totaling approximately $6.3 million related to write-offs of notes receivable and losses on equity investments, for an increase of $5.5 million in the 2001 losses compared to 2000.

         Interest expense decreased in 2001 primarily due to the significantly lower average levels of outstanding borrowings that existed in 2001 as compared to 2000. During 1996, Headwaters sold certain construction companies and received as consideration a $5.0 million note receivable. The note was "marked to market" each period based upon the market value of Headwaters' common stock held as collateral and was reflected in the consolidated balance sheet at the underlying value of this collateral, $0.5 million at September 30, 2000. In 2001, Headwaters accepted as full satisfaction of the note receivable the shares of Headwaters' stock collateralizing the note and a new note receivable which was recorded at $0 due to substantial uncertainty of both the collectibility of the new note and the value of the new collateral. This transaction resulted in recognition of a gain in 2001 of approximately $0.6 million, representing the increase in value of the collateral from September 30, 2000 to the date the collateral was surrendered in payment of the note. The corresponding adjustment in 2000 resulted in a write-up of $0.1 million for a net increase in the adjustment of $0.5 million in 2001 compared to 2000.

         Income Taxes. In 2000, Headwaters reported a net income tax benefit of $2.9 million, consisting of the recognition of $3.0 million of its deferred tax asset, reduced by $0.1 million of federal alternative minimum tax. In 2001, Headwaters reported a net income tax benefit of $7.0 million, consisting of the recognition of $7.4 million of its deferred tax asset, reduced by $0.1 million of federal alternative minimum tax and $0.3 million of current state income tax expense.

         Headwaters' valuation allowance decreased by $14.2 million during 2001. A valuation allowance is provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Based primarily on results of operations in 2001 and expected future results of operations, Headwaters determined that as of September 30, 2001, it was more likely than not that its deferred tax assets would be realized and the valuation allowance was eliminated.

         Extraordinary Item. In 2000, Headwaters redeemed all of its remaining convertible debt. The redemption consideration and early prepayment costs included approximately $7.0 million in cash plus the issuance of approximately
0.2 million shares of common stock. The loss recognized as a result of the total redemption consideration paid plus the acceleration of amortization of the unamortized debt discount and debt issuance costs in excess of the debt carrying value totaled approximately $7.9 million.

Liquidity and Capital Resources

         Net cash provided by operating activities during 2002 was $42.8 million compared to $19.8 million during 2001. Most of the cash flow from operating activities in both periods was attributable to net income. During 2002, investing activities consisted primarily of payments for the acquisition of ISG. Financing activities in 2002 consisted primarily of net proceeds from the issuance of long-term debt used to finance the acquisition of ISG.

         Operating Activities. Headwaters reported net income for 2002 of $24.3 million. Moreover, most of Headwaters' reported income tax expense of $15.9 million consisted of deferred income taxes, largely as a result of using Headwaters' net operating loss carryforwards which did not require the use of cash. For 2002, cash provided from operations was reduced by a significant increase in trade receivables approximating $7.7 million, net of ISG's trade receivables as of the date of acquisition. This increase in trade receivables is due to the significant increase in revenues.

         Investing and Financing Activities. Headwaters acquired ISG in September 2002. Payments to acquire ISG, net of cash acquired, were approximately $205.9 million. In order to obtain the cash necessary to acquire ISG and retire the ISG debt, Headwaters issued $175.0 million of new debt consisting of $155.0 million of senior secured debt with a five-year term and a variable interest rate and $20.0 million of subordinated debt with an approximate five-year term and a fixed interest rate (see Note 8 to the consolidated financial statements). Total cash proceeds from the issuance of new debt, net of debt discounts, was $169.9 million. Headwaters incurred approximately $6.2 million of debt issuance costs to place the new debt, which had an initial combined effective weighted-average interest rate of approximately 9.0%.

         In September 2001, Headwaters sold all of its remaining high-risk investments in exchange for a $4.0 million note receivable from a limited liability corporation. This note is due no later than September 2004, is collateralized by the bridge loans and equity investments sold and is being accounted for on the cost recovery method. Following an impairment loss of approximately $1.0 million recorded in 2002, this note has a carrying value of $2.7 million as of September 30, 2002. Headwaters could incur additional losses if the remaining balance on the note is not repaid. At September 30, 2001, in addition to the $4.0 million note receivable, Headwaters had outstanding one other note receivable in the amount of $6.5 million. This note and the related accrued interest were collected in October 2001.

         Financing activities during 2002 also included proceeds from the exercise of stock options and warrants of approximately $5.4 million.

         Headwaters intends to expand its business through growth of existing operations and strategic acquisitions of entities that operate in adjacent industries. Any acquisitions, however, would require the approval of current debt holders.

         In July 2002, Headwaters filed a $250.0 million universal shelf registration statement with the SEC that can be used for the sale of common stock, preferred stock, convertible debt and other securities, should Headwaters so choose. This registration statement was declared effective by the SEC in August 2002; however, a prospectus supplement describing the terms of any securities to be issued is required to be filed before any offering would commence under the registration statement. Headwaters could use the proceeds from securities offered under the shelf registration to reduce long-term debt, or for working capital and other general corporate purposes. Headwaters currently has no plans to utilize the shelf registration.

         Working Capital. Headwaters' working capital increased from $8.6 million at September 30, 2001, to $15.0 million at September 30, 2002. This increase in working capital resulted primarily from increased revenue and profitability and was partially offset by the cash used to acquire ISG and an increase in the current portion of long-term debt. Headwaters expects operations to produce positive cash flows in future periods, which, combined with current working capital and the $20.0 million revolving line of credit described below, is expected to be sufficient for Headwaters' operating needs for the next 12 months.

         Long-term Debt. In connection with the ISG acquisition, Headwaters entered into a $175.0 million senior secured credit agreement with a syndication of lenders, under which a total of $155.0 million was borrowed on the acquisition date. The remaining $20.0 million is available for borrowing under the terms of this credit agreement. This debt was issued at a 3% discount and Headwaters received net cash proceeds of $150.3 million. The debt is secured by all assets of Headwaters, bears interest at a variable rate (approximately 5.9% at September 30, 2002), and is repayable quarterly beginning December 2002 through August 2007. Required principal repayments total $15.5 million in 2003, $31.0 million in 2004, 2005 and 2006, and $46.5 million in 2007. In certain situations, for example when Headwaters receives "excess cash flow," as defined, mandatory prepayments are required. Mandatory prepayments are calculated as a percentage ranging up to 100% of "excess cash flow," which percentage is based on Headwaters' "leverage ratio." The debt agreement also allows optional prepayments. Headwaters currently expects to make prepayments that will retire the debt prior to its scheduled maturity.

         The debt agreement contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset liens, capital expenditures in excess of $15.0 million in any fiscal year, and the payment of dividends, among others. In addition, Headwaters must maintain certain financial ratios, including leverage ratios and interest coverage, as those terms are defined in the credit agreement. As of September 30, 2002, Headwaters must maintain a total leverage ratio of 3.0:1.0 or less. The maximum ratio declines over time until June 2004, at which time the ratio must remain at 2.0:1.0 or less. There is a similar leverage ratio requirement for the senior debt alone, which at September 30, 2002 must be 2.5:1.0 or less, declining over time through June 2004, at which time it must be maintained at 1.5:1.0 or less. The interest coverage requirement at September 30, 2002 was 3.75:1.0 or more. This ratio requirement increases over time, until December 2003, at which time the ratio must be maintained at a level of 5.0:1.0 or more. Headwaters was in compliance with all debt covenants as of September 30, 2002.

         Under the terms of the senior secured credit agreement, Headwaters may borrow up to a total $175.0 million; provided, however, that, except for the initial $20.0 million of available revolving credit, the maximum borrowing limit is permanently reduced by the amount of any repayments of the initial $155.0 million borrowed in September 2002. Terms of any additional borrowings under the credit agreement are generally the same as described in the preceding paragraphs. Finally, the credit agreement allows for the issuance of letters of credit, provided there is capacity available under the total credit line. As of November 15, 2002, two letters of credit for a total of approximately $3.0 million have been issued with expiration dates of March 2003 and November 2003. No other borrowings have been drawn or letters of credit issued through November 15, 2002. Headwaters pays a fee of 5/8% on the unused portion of the revolving credit agreement.

         Also in connection with the ISG acquisition, Headwaters entered into a $20.0 million subordinated loan agreement, under which senior subordinated debentures were issued at a 2% discount, with Headwaters receiving net cash proceeds of $19.6 million. ISG management participated in one-half, or $10.0 million, of the $20.0 million of debt issued. The other half was issued to a corporation. The debt is not secured, bears interest at an 18% rate, and is repayable in September 2007. It is senior to all other debt except the senior secured debt described above. The debt agreement allows for optional prepayments. Any prepayments paid to the corporation are subject to a prepayment charge which ranges from 5% of the principal prepaid in the first year to 1% of the principal prepaid in the last year of the five-year term of the debt agreement. Interest is payable quarterly, beginning October 2002 and is payable in cash at a 12% rate. At Headwaters' option, interest calculated at an additional 6% rate may be added to the principal balance in lieu of payment in cash. Headwaters currently intends to pay in cash the entire amount of interest which accrues.

         The loan agreement contains restrictions and covenants common to such agreements, and these are generally consistent with those described above for the senior secured debt. As of September 30, 2002, Headwaters must maintain a total leverage ratio of 3.25:1.0 or less. The maximum ratio declines over time until June 2004, at which time the ratio must remain at 2.25:1.0 or less. The interest coverage requirement at September 30, 2002 was 3.50:1.0 or more. This ratio requirement increases over time, until December 2003, at which time the ratio must be maintained at a level of 4.75:1.0 or more. Headwaters was in compliance with all debt covenants as of September 30, 2002.

         Income Taxes. As of September 30, 2001, Headwaters had net operating loss carryforwards ("NOLs") of approximately $24.0 million and research and development tax credit carryforwards of approximately $0.2 million for federal tax purposes. During 2002, Headwaters utilized all of these NOLs and tax credit carryforwards except for approximately $0.9 million of HTI's acquisition date NOLs that are subject to an annual limitation of approximately $0.8 million due to the change in ownership of HTI. Headwaters expects to utilize HTI's remaining NOLs in 2003 and 2004.

         During 2002, Headwaters made estimated payments for alternative minimum taxes and for certain state income taxes in states where NOLs are not available. Due to the passage in March 2002 of the Job Creation and Worker Assistance Act of 2002 (the "Act"), Headwaters filed for a refund of the alternative minimum taxes paid in fiscal 2001 and filed for refunds related to the carryback of HTI's 2000 and 2001 losses, which pursuant to the Act can be carried back for five years instead of the statutory two-year period. Due to NOLs for regular federal tax purposes and in many states where Headwaters had operations, the provisions of the Act allowing Headwaters' NOLs to offset 100% of the alternative minimum tax liability for fiscal 2002, and due to tax benefits from the exercise of stock options, Headwaters did not pay significant amounts of income taxes in 2002.

         Significant future cash needs, in addition to operational working capital requirements, are currently expected to consist primarily of (i) debt service payments on outstanding long-term debt, (ii) income taxes, and (iii) capital expenditures. Capital expenditures are currently expected to be approximately $10.0 million in 2003, with somewhat higher requirements in succeeding years.

Contractual Obligations and Contingent Liabilities and Commitments

         Other than operating leases for certain equipment and real estate, Headwaters has no significant off-balance sheet transactions, derivatives, or similar instruments and is not a guarantor of any other entities' debt or other financial obligations. The following table presents a summary of Headwaters' contractual obligations and payments, by period as of September 30, 2002.

                                                                    Cash Payments Due by Period
         ----------------------------------------- -----------------------------------------------------------------
         (millions of dollars)                        Total       1 Year     2 -3 Years   4 -5 Years   After 5 Years
         ----------------------------------------- ---------- ------------ ------------ ------------ ---------------
         Senior secured debt                          $155.0        $15.5        $62.0       $ 77.5            $ --
         Senior subordinated debt                       20.0           --           --         20.0              --
         Other long-term debt                            0.1          0.1           --           --              --
                                                   ---------- ------------ ------------ ------------ ---------------
              Total long-term debt                     175.1         15.6         62.0         97.5              --
         Operating leases                               30.7          8.9         11.7          5.8             4.3
         Unconditional purchase obligations             35.7          8.1         11.0          5.9            10.7
         Employment contracts, minimum royalties,
              and other long-term obligations            5.7          3.9          1.8           --              --
                                                   ---------- ------------ ------------ ------------ ---------------
         Total contractual cash obligations           $247.2        $36.5        $86.5       $109.2           $15.0
                                                   ========== ============ ============ ============ ===============

         Subsequent to September 30, 2002, Headwaters entered into a new headquarters office lease arrangement which expires in 2008. Total minimum rental payments under the new lease agreement, which are not included above, total approximately $2.6 million.

         Under the terms of the senior secured credit agreement, Headwaters may borrow up to a total $175.0 million; provided, however, that, except for the initial $20.0 million of available revolving credit, the maximum borrowing limit is permanently reduced by the amount of any repayments of the initial $155.0 million borrowed in September 2002. The credit agreement allows for the issuance of letters of credit, provided there is capacity available under the total credit line. As of November 15, 2002, two letters of credit for a total of approximately $3.0 million have been issued with expiration dates of March 2003 and November 2003. No other borrowings have been drawn or letters of credit issued through November 15, 2002.

         Headwaters is involved in several legal proceedings that have arisen out of the normal course of business, all as explained in more detail in "ITEM
3. LEGAL PROCEEDINGS" and Note 15 to the consolidated financial statements. Of the five primary legal matters described in Note 15, Headwaters is a defendant in three cases, and both a plaintiff and defendant in two cases. Management in all cases intends to vigorously defend its position. Management does not currently believe that the outcome of these activities will have a significant effect upon the operations or the financial position of Headwaters; however, it is possible that a change in management's estimates of probable liability could occur and the change could be significant. In regards to all of these legal matters, legal counsel cannot express an opinion as to the ultimate amounts of recovery or liability.

Recent Accounting Pronouncements

         Headwaters has implemented SFAS No. 142, "Accounting for Goodwill and Intangible Assets," with the exception of certain additional disclosures which may not be early implemented. Full implementation of SFAS No. 142 will require certain additional disclosures regarding ISG's and HTI's identified intangible assets and goodwill beginning October 1, 2002. In addition, SFAS No. 142, when fully implemented in fiscal 2003, will require Headwaters to review for impairment those intangible assets and goodwill in accordance with the requirements of SFAS No. 142, instead of following the existing rules for impairment testing. The new rules require, among other things, that goodwill be tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of the reporting unit giving rise to the goodwill. Headwaters currently believes that neither the ISG- nor HTI-related identifiable assets and goodwill are impaired under either the existing rules for testing impairment, or under the new rules required by SFAS No. 142.

         In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. SFAS No. 145, in rescinding SFAS No. 4, will require that the loss on early extinguishment of debt, classified as an extraordinary item in 2000, no longer be classified as extraordinary, but rather as other expense. SFAS No. 145 is required to be implemented by Headwaters in 2003 and management does not expect it to have a material effect on Headwaters' future financial position or results of operations.

         In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued, and in July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. These pronouncements must be implemented by Headwaters as of October 1, 2002 and January 1, 2003, respectively. Headwaters has reviewed these standards and all other recently issued, but not yet adopted, accounting standards in order to determine their potential effect, if any, on the future results of operations or financial position of Headwaters. Based on that review, Headwaters does not currently believe that any of these recent accounting pronouncements will have a significant effect on its current or future financial position or results of operations.

Impact of Inflation

         During 2002, Headwaters' operations were not materially impacted by inflation.

Forward-looking Statements

         Statements in this Annual Report on Form 10-K regarding Headwaters' expectations as to the managing and marketing of coal combustion products, operation of facilities utilizing alternative fuel technologies, the marketing of alternative fuels, the receipt of licensing fees, royalties, and product sales revenues, the development, commercialization and financing of new technologies and other strategic business opportunities and acquisitions and other information about Headwaters that is not purely historical by nature, including those statements regarding Headwaters' future business plans, the operation of facilities, the availability of tax credits, the availability of feedstocks, and the marketability of the coal combustion products and alternative fuel, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Headwaters believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting the coal combustion products and alternative fuel industries or the economy generally, factors which could cause actual results to differ from expectations stated in these forward-looking statements include, among others, the following:

(1) Ability to repay our substantial debt obligations, including significant interest payments, under our senior secured credit facility and senior subordinated debentures.
(2) Restrictions on our ability to operate the businesses because of covenants in the senior secured credit facility and senior subordinated debentures.
(3)  Satisfactory resolution of several significant disputes in litigation.
(4)  Increased use and market acceptance of fly ash.
(5) Fluctuations in the price and sales of cement and concrete products markets in which ISG competes.
(6) Clean Air Act Amendments and regulations that could adversely impact coal consumption or the quality and quantity of coal combustion products.
(7) Potential property damage claims and the availability of insurance coverage for claims related to ISG's stucco and other building products.
(8) Operating issues for licensed alternative fuel facilities including feedstock availability, moisture content, Btu content, correct application of chemical reagent, achieving significant chemical change, operability of equipment, production capacity, product durability, resistance to water absorption, overall costs of operations and other commercial factors surrounding the use of Covol Fuels' technologies.
(9) Marketing issues relating to acceptance and regulatory permitting of alternative fuels manufactured using Covol Fuels' technologies.
(10) Securing of suitable alternative fuel facility sites, including permits and raw materials, for relocation and operation of alternative fuel facilities and product sales.
(11) The market acceptance of products manufactured with Headwaters' technologies in the face of competition from traditional products.
(12) Dependence on licensees to successfully implement Covol Fuels' technologies and to make license and other payments to Covol Fuels.
(13) Maintenance of placed-in-service and other requirements under Section 29 of the tax code by alternative fuel manufacturing facilities.
(14) Changes in governmental regulations or failure to comply with existing regulations that could result in reduction or shutdown of operations of licensee alternative fuel facilities.
(15) The continued availability of tax credits to licensees under the tax code and each licensee's ability to use tax credits.
(16) The commercial feasibility of Covol Fuels' alternative fuel technologies upon the expiration of tax credits.
(17) Ability to commercialize new technologies which have only been tested in the laboratory and not in full-scale operations.
(18) Ability to commercialize the technology of HTI and to implement new business plans which are at an early stage of investigation and investment and which will require significant time, management, and capital investment.
(19) Success of HTI in conducting business in China.
(20) Success in the face of competition by others producing coal combustion products or alternative chemical reagent products.
(21) Sufficiency of intellectual property protections.
(22) Successful integration of recent acquisitions and retention of key management personnel.

Risk Factors Affecting Future Results of Operations

Leverage Risks

We have substantial debt and have significant interest payment requirements under our senior secured credit facility and senior subordinated debentures.

         As of the closing of the acquisition of ISG and the related bank financing, we have approximately $175 million in debt outstanding. Subject to restrictions in our senior secured credit facility and senior subordinated debentures, we may also incur significant amounts of additional debt for working capital, capital expenditures and other purposes. Our high level of combined debt could have important consequences for our company, including the following:

               o    we may have difficulty borrowing money for working capital, capital expenditures, acquisitions or other purposes;
               o    we will need to use a large portion of our cash flow to pay interest and the required principal payments on borrowings under our senior secured credit facility and senior subordinated debentures, which will reduce the amount of money available to finance our operations, capital expenditures and other activities; o our senior debt has a variable rate of interest, which exposes us to the risk of increased interest rates;
               o borrowings under our senior secured credit facility is secured by all our assets;
               o we may be more vulnerable to economic downturns and adverse developments in our business;
               o we may be less flexible in responding to changing business and economic conditions, including increased competition and demand for new products and services; and
               o    we may not be able to implement our business plans.

         Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond our control. There can be no assurance that our business will continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms or without substantial additional expense to us. These and other factors could have a material adverse effect on our results of operations, liquidity and financial condition.

Covenant restrictions under our senior secured credit facility and senior subordinated debentures may limit our ability to operate our business.

         Our senior secured credit facility and senior subordinated debentures contain, among other things, covenants that may restrict our ability to finance future operations or capital needs, to acquire additional businesses or to engage in other business activities. Our senior secured credit facility and senior subordinated debentures restrict, among other things, our ability and the ability of our subsidiaries to:

               o    borrow money;
               o    pay dividends or make distributions;
               o    purchase or redeem stock;
               o    make investments and extend credit;
               o    engage in transactions with affiliates;
               o    engage in sale leaseback transactions;
               o    consummate certain asset sales;
               o effect a consolidation or merger or sell, transfer, lease or otherwise dispose of all or substantially all of our assets; and
               o    create liens on our assets.

         In addition, our senior secured credit facility and senior subordinated debentures and other material agreements require us to maintain specified financial ratios and satisfy certain financial condition tests which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. We cannot assure you that we will meet those tests or that our senior lenders will waive any failure to meet those tests. A breach of any of these covenants would result in a default under our senior secured credit facility and senior subordinated debentures and other material agreements. If an event of default under our senior secured credit facility and senior subordinated debentures occurs, our lenders could elect to declare all amounts outstanding under the credit facilities, together with accrued interest, to be immediately due and payable. Such a default may, in turn, cause a default under or an acceleration of our other outstanding indebtedness and some of our material agreements. In such a case, there can be no assurance that we would be able to refinance or otherwise repay such indebtedness.

Litigation Risk

We are involved in significant litigation.

         We are a party to some significant legal proceedings. These proceedings will require that we incur substantial costs, including attorneys' fees, managerial time, and other personnel resources and costs. Adverse resolution of these proceedings could have a materially negative effect on such things as (i) potential future revenues from licensees, (ii) our financial liabilities, and
(iii) the strength of some aspects of our intellectual property in the alternative fuels industry. See "ITEM 3. LEGAL PROCEEDINGS" for a description of the material pending legal proceedings.

Covol Fuels Risks

Commercial viability of alternative fuel facilities depends on the continued existence of tax credits under Section 29 of the Internal Revenue Code.

         Because to date the profitability of the alternative fuel facilities that qualify for tax credits under Section 29 depends upon the economic benefits from the tax credits in addition to the profits, if any, from operations, our profits currently depend upon the existence of the tax credits under Section 29 of the Internal Revenue Code. Moreover, royalty payments under our license agreements are typically based on a percentage of tax credits or profits earned. Under current law, Section 29 expires on December 31, 2007, after which tax credits will not apply to the alternative fuel facilities. In addition, there have been legislative initiatives from time to time to consider the early repeal or modification of Section 29, although they have not been successful. To date, coal-based solid alternative fuel facilities that are not eligible for tax credits have not been built, and we believe they could not presently be operated profitably. If the tax credits are not extended, or Section 29 is repealed or adversely modified prior to the end of 2007, licensees, in order to remain competitive and commercially viable after 2007, will have to manage their costs of production and feedstock and develop the market for coal-based solid alternative fuel with adequate prices to cover the costs. Following 2007, absent an extension of tax credits, or any earlier repeal of Section 29, we will need to renegotiate our license agreements with licensees to take into account the absence of tax credits. If our licensees close their facilities after 2007, it would have a material adverse effect on our business.

Ongoing financial profitability of Covol Fuels depends on operational success of licensees.

         Covol Fuels has licensed its coal-based solid alternative fuel technology to a limited number of licensees. Covol Fuels' profitability depends on the ability of its licensees to produce and sell alternative fuel that will generate license fees. There are 28 alternative fuel facilities that license Covol Fuels' technologies. To date, Covol Fuels has earned license fees from the owners of 18 facilities, but most of the ongoing royalties earned to date have been generated by eight facilities owned by three licensees. If any one of these licensees shuts down its facilities, operates its facilities at low production levels, or sells its facilities resulting in short-term or long-term disruption of operations, our revenues could be materially adversely affected. To successfully operate a facility, the plant owner must produce and market a high-quality coal-based solid alternative fuel. In order to do so, Covol Fuels' licensees must address all operational issues including, but not limited to, feedstock availability, cost, moisture content, Btu content, correct chemical reagent formulation and application, operability of equipment, product durability, resistance to water absorption and overall costs of operations. In some cases, licensees may be forced to relocate plants and enter into new strategic contracts to address marketing and operational issues. For example, some of the owners of facilities are moving the facilities to new sites with better sources of raw materials for operation. Licensee plant relocations disrupt production and delay generation of license fees for us. It is not certain how much time our licensees will require for the full resolution of all of these marketing and operational issues.

         Covol Fuels' profitable financial results have depended in part on increased production over time of coal-based solid alternative fuel by its licensees. While to date efficiencies in production and improvements in facilities equipment and processes have allowed increased production, and we believe that capacity of the facilities can continue to be increased, capacity is ultimately finite for the specific facilities and could limit growth in the future.

Covol Fuels' licensees may not qualify for tax credits granted by Congress to encourage production of alternative fuels.

         Section 29 of the Internal Revenue Code provides a tax credit for the production and sale of qualified alternative fuel, including coal-based solid alternative fuel produced by using Covol Fuels' technologies. Covol Fuels' royalties and chemical sales revenues are ultimately derived from its licensees' ability to manufacture and sell qualified fuels that generate tax credits for the facility owners. The IRS has issued at least 14 private letter rulings to licensees of Covol Fuels' technologies covering 19 alternative fuel facilities. These rulings may be modified or revoked by the Internal Revenue Service ("IRS") if the IRS adopts regulations that are different from these rulings. Also, a private letter ruling may not apply if the actual operating practice differs from the information given to the IRS for the ruling. The IRS from time to time reviews taxpayer use of the Section 29 tax credit, including whether there should be restrictions on the availability of such credits. As discussed above, ultimately it is within the power of Congress to repeal or extend Section 29. Therefore, tax credits may not be available in the future, which would materially adversely impact us.

         Based upon the language of Section 29 and private letter rulings issued by the IRS to Covol Fuels and its licensees, Covol Fuels and its licensees believe the coal-based solid alternative fuel facilities built and completed prior to July 1, 1998, are eligible for Section 29 tax credits. However, the ability to claim tax credits is dependent upon a number of conditions including, but not limited to, the following:

               o The facilities were constructed pursuant to a binding contract entered into before January 1, 1997;
               o All steps were taken for the facility to be considered placed in service prior to July 1, 1998;
               o Manufacturing procedures are applied to produce a significant chemical change and hence a "qualified fuel";
               o    The alternative fuel is sold to an unrelated party; and
               o The owner of the facility is in a tax-paying position and can therefore use the tax credits.

         Licensees are subject to audit by the IRS. The IRS may challenge Covol Fuels' licensees on any one of these or other conditions. Also, Covol Fuels' licensees may not be in a financial position to claim the tax credits if they are not profitable and therefore reduce the alternative fuel produced at their facility. In addition, the Section 29 credit is subject to phase-out after the unregulated oil price reaches a certain level, adjusted annually for inflation. The inability of a licensee to claim tax credits could potentially reduce our income from the licensee.

Covol Fuels must be able to develop and improve our alternative fuel technologies.

         Covol Fuels' current business is dependent upon alternative fuel technologies. To remain competitive, we must be able to develop or refine our technologies to keep up with future alternative fuel requirements. As licensees develop and modify their operations and choices of coal feedstocks, we will need to find new methods, know-how, chemicals, and other techniques to meet licensee and customer demands, such as demands for improved efficiencies, lower costs, and improvements in alternative fuel products, including chemical change and improved physical characteristics. If we are unable to develop or refine our technologies, our revenues and business could be materially harmed.

HTI Risks

HTI's technologies may not be commercially developed and marketed profitably.

         Headwaters acquired HTI, in August 2001. As an early stage company, HTI focuses on developing and commercializing catalysts and catalytic processes for producing chemicals and converting low-value fossil fuels into high-value alternative fuels. Although HTI has developed and patented several potential processes, these processes are still in the developmental stage. Market acceptance of these processes, if at all, will depend on our ability to enter into agreements with licensees to further develop and provide adequate funding to commercialize the processes. We can give no assurances that we will be able to enter into any of these agreements or that adequate funding will be available to fully develop and successfully commercialize those processes or that they can be marketed profitably.

HTI will conduct business in China.

         HTI has recently entered into agreements with Shenhua Group, China's largest coal company, which will license its direct coal liquefaction coal technology for use in plants in China. In addition, other HTI activities are likely to involve licensing of other technologies in China. There is the risk that foreign intellectual property laws will not protect our intellectual property rights to the same extent as under United States laws, leaving us vulnerable to competitors who may attempt to copy our products, processes or technologies. Further, the legal system of China is based on statutory law. Under this system, prior court decisions may be cited as persuasive authority but do not have binding precedential effect. Since 1979, the Chinese government has been developing a comprehensive system of commercial laws and considerable progress has been made in the promulgation of laws and regulations dealing with economic matters, such as corporate organization and governance, foreign investment, commerce, taxation and trade. As these laws, regulations and legal requirements are relatively new and because of the limited volume of published case law and judicial interpretations and the non-binding nature of prior court decisions, the interpretation and enforcement of these laws, regulations and legal requirements involve some uncertainty. These uncertainties could limit the legal protection or recourse available to us. In addition, dependence on foreign licenses and conducting foreign operations may subject us to increased risk to political change, ownership issues, or repatriation or currency exchange concerns.

ISG Risks

ISG's business is dependent upon increased use and market acceptance of fly ash.

         ISG's business strategy is to increase the use of fly ash in cement and concrete through its marketing initiatives, which emphasize the environmental, cost, and performance advantages of fly ash. If ISG's marketing initiatives are not successful in the construction industry, or if environmental regulation does not continue to emphasize the use and recycling of coal combustion products or CCPs and therefore the use of the fly ash, ISG may not be able to sustain its operations and future growth.

ISG's business is dependent upon the price and sales of cement and concrete.

         A significant portion of ISG's business is based on the sale of cement and concrete products containing fly ash. There is currently an overcapacity of cement and concrete in the world market, causing potential price decreases. Although the markets for ISG's products are regional, ISG's business is affected by the availability of competing products. In addition, any slowing of the construction business in ISG's markets, particularly highway construction, could adversely affect ISG's sales.

Clean Air Act Amendments could adversely impact coal consumption.

         The federal Clean Air Act of 1970 and subsequent amendments (particularly the Clean Air Act Amendments of 1990), and corresponding state laws, which regulate the emissions of materials into the air, affect the coal industry both directly and indirectly. The coal industry is directly affected by Clean Air Act permitting requirements and/or emissions control requirements, including requirements relating to particulate matter (such as, "fugitive dust"). The coal industry may also be impacted by future regulation of fine particulate matter. In July 1997, the United States Environmental Protection Agency, or EPA, adopted new, more stringent National Ambient Air Quality Standards, or NAAQS, for particulate matter and ozone. Because electric utilities emit nitrogen oxides, which are precursors to ozone, ISG's utility customers are likely to be affected when the new NAAQS are implemented by the states. State and federal regulations relating to fugitive dust and the implementation of the new NAAQS may reduce ISG's sources for its products. The extent of the potential impact of the new NAAQS on the coal industry will depend on the policies and control strategies associated with the state implementation process under the Clean Air Act. Nonetheless, the new NAAQS could have a material adverse effect on ISG's financial condition and results of operations.

         The Clean Air Act indirectly affects ISG's operations by limiting the air emissions of sulfur dioxide and other compounds emitted by coal-fired utility power plants. The affected utilities have been and may be able to meet these requirements by, among other things, switching to lower sulfur fuels, installing pollution control devices such as scrubbers, reducing electricity generating levels or purchasing or trading "pollution credits." The affect on ISG, of the Clean Air Act regulation of emissions cannot be completely ascertained at this time.

         The 1990 Clean Air Act Amendments require utilities that are currently major sources of nitrogen oxides in moderate or higher ozone non-attainment areas to install reasonably available control technology for nitrogen oxides. EPA currently plans to finalize stricter ozone NAAQS (discussed above) by 2004. EPA promulgated a rule (the "SIP call") in 1998 requiring eastern states to make substantial reductions in nitrogen oxide emissions. Under this rule, EPA expects that states will achieve these reductions by requiring power plants to make substantial reductions in their nitrogen oxide emissions. Installation of reasonably available control technology and additional control measures required under the SIP call will make it more costly to operate coal-fired utility power plants and could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future. Any material reduction in coal's share of the capacity for power generation could have a material adverse effect on ISG's financial condition and results of operations. The effect that such regulation or other requirements may have on the coal industry in general and on ISG in particular cannot be predicted with certainty. No assurance can be given that the implementation of the 1990 Clean Air Act Amendments or any future regulatory provisions will not materially adversely affect ISG.

         In addition, the 1990 Clean Air Act Amendments require a study of utility power plant emissions of certain toxic substances, including mercury, and direct EPA to regulate these substances, if warranted. EPA has submitted reports to Congress on Mercury (1997) and Utility Air Toxics (1998). On December 14, 2000, EPA announced its finding that regulation of hazardous air pollutant emissions from oil- and coal-fired electric utility steam generating units is necessary and appropriate. EPA expects to propose emission standards by December 15, 2003 and to finalize them by December 15, 2004. These regulations are likely to require reductions in mercury emissions, and such requirements, if promulgated, could result in reduced use of coal if utilities switch to other sources of fuel.

         The Clear Skies Initiative, announced by the Bush Administration in February 2002, seeks to develop strategies for reducing emissions of sulfur dioxide, nitrogen oxides and mercury from power plants. Because the Initiative is still in its early stages, its effect on ISG cannot be determined at this time.

ISG's business is dependent upon the quality and quantity of the CCPs it uses in its products.

         Coal-fired boilers have been impacted by regulations under the Clean Air Act and the 1990 Clean Air Act Amendments, which established specific emissions levels for sulfur dioxide, or SOx, and nitrogen oxides, or NOx. These emissions levels have required utilities to undertake many of the following changes: change their fuel source(s), add scrubbers to capture sulfur dioxide, add new boiler burner systems to control NOx, add or modify fuel pulverizers/air handling systems to control NOx, introduce flue gas conditioning materials to control particulate emissions in conjunction with meeting sulfur dioxide emissions targets and in some very isolated cases shut down a plant. All of these changes can impact the quantity and quality of CCPs produced at a power plant. Furthermore, proposed regulations to control mercury emissions could result in implementation of additional technologies at power plants that could negatively affect fly ash quality. Inappropriate use of CCPs can result in faulty end products.

Property damage claims against ISG; uncertainty of insurance coverage;
litigation.

         ISG and its subsidiaries are involved in numerous legal proceedings, including property damage actions related to its stucco and mortar manufactured products. Currently, each of the proceedings is being defended by attorneys retained by various insurance carriers pursuant to "reservation of rights" letters. While, to date, none of these proceedings have required that ISG incur substantial costs, there is no guarantee of coverage or continuing coverage, and these and future proceedings may result in substantial costs to ISG, including attorneys' fees, managerial time, and other personnel resources and costs. Adverse resolution of these proceedings could have a materially negative effect on ISG's business, financial condition and results of operation, and its ability to meet its financial obligations. Although ISG carries general and product liability insurance, ISG cannot assure that such insurance coverage will remain available, that ISG's insurance carrier will remain viable or that the insured amounts will cover all future claims in excess of ISG's uninsured retention. Furthermore, future rate increases may make such insurance uneconomical for ISG to maintain.

ISG's business could be adversely affected by fluctuations in seasonality and cyclicality.

         ISG's business consists of managing CCPs and other materials for utilities and other industrial facilities and marketing these materials to end users. Materials management services often include disposal operations and landfill services that are directly tied to year-round plant operations, providing relatively evenly distributed revenue generation. However, CCP sales are keyed to construction market demands that tend to generally follow national trends in construction with predictable responses to seasonal peaks. ISG's CCP sales have historically reflected these seasonal trends, with the largest percentage of total annual revenues being realized in the quarters ended June 30 and September 30. Low seasonal demand normally results in reduced shipments and revenues in the quarter ended March 31.

         The CCP industry is cyclical and is affected by changes in general and local economic conditions, such as building construction and highway (infrastructure repair) construction. A downturn in the economy in one or more markets served by ISG could have a material adverse effect on ISG's sales.

If ISG's coal-fired electric utility industry suppliers fail to provide ISG with CCPs on a timely basis, ISG's costs could increase and our growth could be hindered.

         ISG currently relies on the production of CCPs by coal-fired electric utilities. ISG has occasionally experienced delays and other problems in receiving CCPs from its coal-fired electric utility suppliers and may, in the future be unable to obtain CCPs on the scale and within the time frames required by ISG to meet its customers' needs. If ISG is unable to obtain, or if it experiences a delay in the delivery of CCPs, ISG may be forced to incur significant unanticipated expenses to secure alternative sources of CCPs or to otherwise maintain supply to its customers.

Operational Risks

We have significant competition.

         Coal-based solid alternative fuels made using Covol Fuels' technologies compete with other alternative fuel products, as well as traditional fuels. Competition may come in the form of the licensing of competing technologies to process coal derivatives, the marketing of competitive chemical reagents, the marketing of end products qualifying as synthetic fuel, and the development of alternative fuel projects. Covol Fuels also experiences competition from traditional coal and fuel suppliers and natural resource producers, in addition to those companies that specialize in the recycling and upgrading of industrial waste products. These companies may have greater financial, management and other resources than Covol Fuels has. Further, many industrial coal users are limited in the amount of alternative fuel product they can purchase from Covol Fuels' licensees because they have committed to purchase a substantial portion of their coal requirements through long-term contracts for standard coal. Covol Fuels may not be able to compete successfully in the future.

         Alternative fuel sources and the recycling of waste products are the subject of extensive research and development by our competitors. If a competitive technology is developed that greatly increases the demand for waste products or reduces the costs of alternative fuels or other resources, the economic viability of our technologies and business could be adversely affected.

         Generally, the markets for ISG's traditional CCPs and manufactured products are highly competitive, with many local, regional and national companies that compete for market share in these areas with similar products and with numerous other products which are substitutable. ISG competes with respect to obtaining materials management contracts with utility and other industrial companies, the marketing of CCPs and related industrial materials, and the marketing of its manufactured products. The markets for the management of CCPs, related industrial materials and manufactured products are highly fragmented. Although ISG believes it is the largest manager of CCPs in North America and the only company providing such management services on a national basis, due to the high cost of transportation relative to sales price, competition is generally regional. ISG has a presence in every region in the United States. Although ISG typically has long-term contracts with its clients, some of such contracts provide for the termination of such contract at the convenience of the utility company upon a minimum 90-day notice. Moreover, some of ISG's most significant competitors on a regional basis appear to be seeking a broader national presence. Some of these competitors have substantially greater resources than ISG, and there can be no assurance that if they were to begin to compete in the national market, or in regions where they currently do not have operations, ISG would not be adversely affected.

If we fail to successfully manage or integrate acquisitions of companies or technologies, such as the acquisition of ISG, our business may be disrupted and harmed.

         Successful management and integration of acquisitions, such as the acquisition of ISG, are subject to a number of risks, including:

               o difficulties in assimilating acquired operations, technologies or products including loss of key employees;
               o diversion of management's attention from core business operations;
               o adverse effects on business relationships with suppliers and customers or those of the acquired business;
               o    assumption of contingent liabilities; and
               o    incurrence of potential significant write-offs.

         There can be no assurance that we will be successful in implementing our acquisition of ISG. Further, as part of our general business strategy, we may seek to acquire or invest in other businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. In addition to the risks outlined above, our ability to successfully implement our strategy is subject to a number of risks, including difficulties in identifying acceptable acquisition candidates, consummating acquisitions on favorable terms and obtaining adequate financing, which may adversely affect our ability to develop new products and services and to compete in our rapidly changing marketplace. In addition, if we consummate acquisitions through an exchange of our securities, our existing stockholders could suffer significant dilution. There can be no assurance that we will be successful in implementing our acquisition strategy, that such strategy will improve our operating results, or that these activities will not have a significant dilutive effect on existing shareholders.

Our business could be harmed if we are unable to protect our proprietary technology.

         We rely primarily on a combination of trade secrets, patents, copyright and trademark laws and confidentiality procedures to protect our technology. Despite these precautions, unauthorized third parties may infringe upon, copy or reverse engineer portions of our technology. We do not know if current or future patent applications will be issued with the scope of the claims sought, if at all, or whether any patents issued will be challenged or invalidated. Our business could be harmed if we infringe upon the intellectual property rights of others. We have been, and may be in the future, notified that we may be infringing intellectual property rights possessed by third parties. If any such claims are asserted against us, we may seek to enter into royalty or licensing arrangements. There is a risk in these situations that no license will be available or that a license will not be available on reasonable terms, precluding our use of the applicable technology. Alternatively, we may decide to litigate such claims or to design around the patented technology. These actions could be costly and would divert the efforts and attention of our management and technical personnel. As a result, any infringement claims by third parties or claims for indemnification by customers resulting from infringement claims, whether or not proven to be true, may materially harm our business and prospects.

Headwaters' and its subsidiaries' operations must comply with government environmental regulations.

         Our operations are subject to federal, state and local environmental regulation. HTI's ordinary course of business involves using its facilities to perform R&D activities, process and recycle oil and to research and develop technologies involving waste coal, oil chemicals and energy technologies, including liquefaction of coal. As a result, petroleum and other hazardous materials have been and are present on HTI's properties. Regulatory noncompliance or accidental discharges, in spite of safeguards, could create an environmental liability. Therefore operations entail risk of environmental damage and we could incur liabilities in the future arising from the discharge of pollutants into the environment or from waste disposal practices.

         Materials sold by ISG vary in chemical composition. Although fossil fuel combustion wastes have been excluded from regulation as "hazardous wastes" under the Resource Conservation and Recovery Act ("RCRA"), the EPA has determined that regulations are warranted for coal combustion wastes disposed of in landfills or surface impoundments, or used to fill surface or underground mines. EPA is planning to publish a proposed rulemaking in March 2003. ISG manages a number of landfill and pond operations that may be affected by EPA's proposed regulations. In most of these operations permits are contractually retained by the client and the client would be liable for any costs associated with new permitting requirements. However, the effect of such regulations on ISG cannot be completely ascertained at this time.

         While CCPs are not "hazardous wastes" under RCRA, they may contain small concentrations of metals that are considered as "hazardous substances" under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). Land application of CCPs is regulated by a variety of federal and state statutes, which impose testing and management requirements to ensure environmental protection. Under limited circumstances, mismanagement of CCPs can give rise to CERCLA liability.

         ISG is engaged in providing services at one landfill operation that is permitted and managed as a hazardous waste landfill. The client process is intended to convert aluminum potliner, a hazardous waste, into a "non-hazardous condition" through the use of its patented treatment process. ISG provides the services necessary to landfill the residues of this treatment process and operates certain in-plant equipment and systems for the client. Although environmental liabilities related to the project are assumed by the client, there can be no assurance that ISG will not be named in third party claims relating to the project.

Risks Relating to Our Securities

Our stock price has been and could remain volatile.

         The market price for Headwaters' common stock has been and may continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the following, some of which are beyond our control:

               o    variations in our quarterly operating results from the
                    expectations of securities analysts or investors;
               o    downward revisions in securities analysts' estimates or
                    changes in general market conditions;
               o announcements of technological innovations or new products or services by us or our competitors;

               o announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
               o    additions or departures of key personnel;
               o    investor perception of our industry or our prospects;
               o    insider selling or buying;
               o    regulatory developments affecting our industry; and
               o    general technological or economic trends.

         In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation. If we became involved in securities class action litigation in the future, it could result in substantial costs and diversion of our management's attention and resources and could harm our stock price, business, prospects, results of operations, and financial condition.

Future sales of our common stock could adversely affect our stock price.

         Substantial sales of our common stock in the public market, or the perception by the market that such sales could occur, could lower our stock price or make it difficult for us to raise additional equity capital in the future. As of November 30, 2002, we had 27,377,539 shares of common stock outstanding, including the 2,100,000 shares issued to ISG's stockholders in the acquisition.

         In addition, as of November 30, 2002, 3,925,667 shares of Headwaters' common stock were required to be reserved for issuance under Headwaters' stock option and other benefit plans and 92,306 shares of our common stock were required to be reserved for issuance pursuant to outstanding warrants. As of November 30, 2002, options to purchase 3,456,871 shares of Headwaters' common stock were issued and outstanding under Headwaters' stock option plans at a weighted average exercise price of $9.04 per share, of which options to purchase 1,938,318 shares had vested. Warrants to purchase 92,306 shares of Headwaters common stock are outstanding and are vested.

         We cannot predict if future sales of our common stock, or the availability of our common stock for sale, will harm the market price for our common stock or our ability to raise capital by offering equity securities.

We do not pay dividends and do not anticipate paying any dividends in the future, so any short-term return on your investment will depend on the market price of our capital stock and/or our ability to make payments on our debt securities.

         Headwaters has never declared or paid cash dividends on its common stock. We currently intend to retain any earnings to finance our operations and growth. The terms and conditions of our senior secured credit facility and senior subordinated debentures each restrict and limit payments or distributions in respect of our capital stock. Therefore, we do not expect to pay any dividends. Any short-term return on our investment will depend on the market price for our shares and/or our ability to make payments on our debt securities.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Headwaters is exposed to financial market risks, primarily related to changes in interest rates. Headwaters does not use derivative financial instruments for speculative or trading purposes, and no significant derivative financial instruments were outstanding as of September 30, 2002 or subsequent thereto.

         The majority of Headwaters' short-term investments, all of which are classified as trading securities, consist of fixed-rate U.S. government securities or securities backed by the U.S. government. Changes in interest rates can affect the market value of these investments, which are carried at market value in the consolidated balance sheets. The periodic adjustments to reflect changes in market value are included in interest and net investment income in the consolidated statements of operations. Based on the current amount of short-term investments and expected near-term changes in the amount of short-term investments, Headwaters does not expect any material near-term investment losses to result from changes in interest rates.

         As described in more detail in Note 8 to the consolidated financial statements, Headwaters has outstanding $155.0 million of variable-rate long-term debt as of September 30, 2002. The interest rate of this debt as of September 30, 2002 is approximately 5.9%, which rate is first subject to change in April 2003. At that time, Headwaters can lock in a rate for one, two, three, or six months. A change in the interest rate of 1% would change interest expense by less than $1.5 million per year, considering principal repayments that are required beginning December 2002.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary financial data required by this Item 8 are set forth in Item 15 of this Form 10-K. All information that has been omitted is either inapplicable or not required.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As described in more detail in the following paragraphs, Headwaters dismissed Arthur Andersen LLP ("AA") as its independent accountants on May 10, 2002 and appointed PricewaterhouseCoopers LLP ("PwC"). On October 14, 2002, Headwaters dismissed PwC and appointed Ernst & Young LLP ("E&Y").

         On September 19, 2002, Headwaters acquired 100% of the common stock of ISG. E&Y has audited ISG since its inception. ISG's revenues currently comprise approximately 65% of the consolidated revenues of the combined entity and ISG operates in 35 states and Canada. In addition, approximately 85% of Headwaters' current employees came from the ISG acquisition. On October 14, 2002, Headwaters decided to retain E&Y as its independent accountants for the new combined company and accordingly dismissed PwC. The Registrant's Audit Committee participated in and approved the decision to change independent accountants.

         Headwaters has not consulted with E&Y on any application of accounting principles or any other matter during the two fiscal years ended September 30, 2001 or subsequent thereto.

         The reports of PwC on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

       In connection with its audits for the two most recent fiscal years and through October 14, 2002, there have been no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference thereto in their reports on the financial statements for such years.

         During the two most recent fiscal years and through October 14, 2002, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

         The Registrant requested that PwC furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter is filed as Exhibit 16 to this Form 10-K.

         Due to events involving Headwaters' former auditors, AA, on May 10, 2002 Headwaters Incorporated dismissed AA as its independent accountants. The Registrant's Audit Committee participated in and approved the decision to change independent accountants.

         The reports of AA on the financial statements for the two fiscal years audited by them (fiscal 2000 and fiscal 2001) contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

         In connection with its audits for those two fiscal years and through May 10, 2002, there were no disagreements with AA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of AA would have caused them to make reference thereto in their reports on the financial statements for such years.

         During fiscal 2000 and fiscal 2001 and through May 10, 2002, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

         The Registrant requested that AA furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter is filed as Exhibit 16.1 to this Form 10-K.

         On May 10, 2002, the audit committee appointed PwC as Headwaters' independent accountants. Headwaters has not consulted with PwC on any application of accounting principles or any other matter during the two fiscal years ended September 30, 2001 or subsequent thereto, except for consultations in the capacity as Headwaters' independent accountants up to July 19, 2000.

         There were no disagreements with accountants on accounting or financial statement disclosure subsequent to the appointment of AA on July 19, 2000.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information to be set forth under the captions "Executive Officers" and "Proposal No. 1: Election of Directors" in Headwaters' Proxy Statement to be filed in January 2003 for the Annual Meeting of Stockholders to be held in 2003 (the "Proxy Statement"), is incorporated herein by reference.


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


                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

         Disclosure controls are procedures that are designed with an objective of ensuring that information required to be disclosed in Headwaters' periodic reports filed with the SEC, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to Headwaters' management, including the CEO and CFO, in order to allow timely consideration regarding required disclosures.

         The evaluation of Headwaters' disclosure controls by the CEO and CFO included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Headwaters' management, including the CEO and CFO, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Based on their review and evaluation as of a date within 90 days of the filing of this Form 10-K, and subject to the inherent limitations all as described above, Headwaters' Chief Executive Officer and Chief Financial Officer have concluded that Headwaters' disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. They are not aware of any significant changes in Headwaters' disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

         Consolidated Financial Statements of Headwaters Incorporated       Page

         Report of Independent Auditors for 2002                             F-1
         Report of Independent Accountants for 2000 and 2001                 F-2
         Consolidated Balance Sheets as of September 30, 2001 and 2002       F-3
         Consolidated Statements of Income
           for the years ended September 30, 2000, 2001 and 2002             F-5
         Consolidated Statements of Changes in Stockholders' Equity
           for the years ended September 30, 2000 and 2001                   F-6
         Consolidated Statement of Changes in Stockholders' Equity and
           Comprehensive Income for the year ended September 30, 2002        F-8
         Consolidated Statements of Cash Flows
           for the years ended September 30, 2000, 2001 and 2002             F-9
         Notes to Consolidated Financial Statements                         F-11

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

         For convenience, the name Headwaters is used throughout this listing although in some cases the name Covol was used in the original instrument.

Exhibit No.                                        Description                                          Location
-----------                                        -----------                                          --------
3.1.9            Restated Certificate of Incorporation of Headwaters dated August 14, 2001                 (8)
3.2.4            Restated By-Laws of Headwaters                                                             *
10.11.3          Second Amended and Restated Sublicense and Binder Purchase and Sale Agreement              *
                 dated December 4, 2001, among Central City Synfuel, LLC, Cobon Energy, LLC, and
                 Headwaters
10.45**          License and Binder Purchase Agreement, dated December 14, 1997, between                   (2)
                 Appalachian Synfuel, LLC and Headwaters
10.50.1**        Form of Amended and Restated License and Binder Purchase Agreement dated February         (3)
                 3, 1998, between PC Virginia Synthetic Fuel #1, PC West Virginia Synthetic Fuel
                 #1, PC West Virginia Synthetic Fuel #2, PC West Virginia Synthetic Fuel #3 and
                 Headwaters


10.50.1.1***     Form of First Amendment to Amended and Restated License and Binder Purchase               (6)
                 Agreement, dated March 31, 1999, between PC Virginia Synthetic Fuel #1; PC West
                 Virginia Synthetic Fuel #1; PC West Virginia Synthetic Fuel #2; PC West Virginia
                 Synthetic Fuel #3 and Headwaters
10.54            Employment Agreement effective May 1, 1998 with Steven G. Stewart                         (4)
10.60            Employment Agreement dated October 25, 2002 with Kirk A. Benson                            *
10.60.1          ISG Employment Agreement dated October 1, 2001 with R. Steve Creamer                       *
10.60.2          ISG Employment Agreement dated October 1, 2001 with J.I. Everest, II                       *
10.60.3          ISG Employment Agreement dated October 1, 2001 with Raul Deju                              *
10.65.3***       Amended and Restated License and Binder Purchase Agreement dated July 1, 2002              *
                 between Headwaters and Premier Elkhorn Coal Company
10.65.4***       Amended and Restated License and Binder Purchase Agreement dated July 1, 2002              *
                 between Headwaters and Clintwood Elkhorn Mining Company
10.67.2***       Amended and Restated Proprietary Reagent Supply and License Agreement dated June           *
                 6, 2002 between DTE Smith Branch, LLC and Headwaters
10.69***         Settlement Agreement and Mutual Release dated May 25, 2000 among Headwaters and           (5)
                 Birmingham Syn Fuel, L.L.C., PacifiCorp Syn Fuel, L.L.C., and PacifiCorp
                 Financial Services, Inc.
10.69.3***       License and Binder Purchase Agreement dated May 25, 2000 between Birmingham Syn           (5)
                 Fuel, L.L.C. and Headwaters
10.69.4***       License and Binder Purchase Agreement dated May 25, 2000 between PacifiCorp Syn           (5)
                 Fuel, L.L.C. and Headwaters (related to the Brookwood facility)
10.69.5***       License and Binder Purchase Agreement dated May 25, 2000 between PacifiCorp Syn           (5)
                 Fuel, L.L.C. and Headwaters (related to the Pumpkin Center #1 facility)
10.69.6***       License and Binder Purchase Agreement dated May 25, 2000 between PacifiCorp Syn           (5)
                 Fuel, L.L.C. and Headwaters (related to the Pumpkin Center #2 facility)
10.70***         Settlement Agreement and Release dated June 26, 2000 among Headwaters, Utah               (5)
                 Synfuel #1, Ltd., Coaltech No. 1, L.P., AJG Financial Services, Inc. and Square D
                 Company
10.72            Agreement and Plan of Reorganization between Headwaters and Hydrocarbon                   (7)
                 Technologies, Inc. dated May 2, 2001
10.72.1          Share Exchange Agreement between Headwaters and Hydrocarbon Technologies, Inc.            (7)
                 dated May 2, 2001
10.72.2          Amendment No. 1 to Agreement and Plan of Reorganization between Headwaters and            (8)
                 Hydrocarbon Technologies, Inc. dated August 21, 2001
10.72.3          Amendment No. 1 to Share Exchange Agreement between Headwaters and Hydrocarbon            (8)
                 Technologies, Inc. dated August 21, 2001
10.73            Contribution and Subscription Agreement among Headwaters and Avintaquin Capital,          (9)
                 LLC dated September 24, 2001
10.73.1          Promissory Note from Avintaquin Capital, LLC in favor of Headwaters dated                 (9)
                 September 24, 2001
10.74            Asset Purchase Agreement between Headwaters and Red Hawk Energy, LLC dated                (11)
                 December 28, 2001
10.75            Agreement and Plan of Merger between Headwaters and Industrial Services Group,            (13)
                 Inc. dated July 15, 2002
10.75.1          Form of Registration Rights Agreement between Headwaters and the Stockholders of          (13)
                 Industrial Services Group, dated as of September 19, 2002
10.75.2          First Amendment to Agreement and Plan of Merger and Equityholder Agreements among         (14)
                 Headwaters, Industrial Services Group, Inc. and Equityholders of Industrial
                 Services Group, Inc. dated September 19, 2002
10.76            Senior Credit Agreement for $175,000,000 among Headwaters and various lenders             (14)
                 dated September 19, 2002
10.77            Loan Agreement for $20,000,000 between Headwaters and Allied Capital Corporation          (14)
                 dated September 19, 2002
10.77.1          Participation Agreement among Allied Capital Corporation, Headwaters and other            (14)
                 Participants dated September 19, 2002
10.78***         ISG Replacement Agreement for Management of Ash and Other Byproducts dated                 *
                 September 2002
10.79***         ISG Agreement for Fly Ash dated May 22, 2001                                               *
12               Computation of ratio of earnings to fixed charges                                          *
16               Letter regarding change in certifying accountant                                          (15)
16.1             Letter regarding change in certifying accountant (Originally designated as                (12)
                 Exhibit No. 16)
21.1             List of Subsidiaries of Headwaters                                                         *
23               Consent of Ernst & Young LLP                                                               *


23.1             Consent of PricewaterhouseCoopers LLP                                                      *
99.1             Amended 2000 Employee Stock Purchase Plan (originally designated as Exhibit No.           (10)
                 99.2)
99.2             1995 Stock Option Plan (originally designated as Exhibit No. 10.5)                        (1)
99.2.1           First Amendment to the 1995 Stock Option Plan (originally designated as Exhibit           (1)
                 10.5.1)
99.2.2           1996 Stock Option Agreement                                                                *
99.2.3           1998 Stock Option Agreement                                                                *
99.2.4           2001 Stock Option Agreement                                                                *
99.2.5           2002 Stock Option Agreement                                                                *
99.3             Headwaters Incentive Bonus Plan dated May 25, 2000                                        (6)
99.4             Amended Headwaters 2002 Stock Incentive Plan                                               *
99.5             Section 906 Certification of Chief Executive Officer                                       *
99.6             Section 906 Certification of Chief Financial Officer                                       *

_______________________

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


(1)      Incorporated by reference to the indicated exhibit filed with Headwaters' Registration Statement on Form
         10, filed February 26, 1996.
(2)      Incorporated by reference to the indicated exhibit filed with Headwaters' Annual Report on Form 10-K for the fiscal year ended September 30, 1997.
(3)      Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 1998.
(4)      Incorporated by reference to the indicated exhibit filed with Headwaters' Annual Report on Form 10-K, for the fiscal year ended September 30, 1998.
(5)      Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(6)      Incorporated by reference to the indicated exhibit filed with Headwaters' Annual Report on Form 10-K for the fiscal year ended September 30, 2000.
(7)      Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarter ended June 30, 2001.
(8)      Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for events dated August 14, 2001 and August 28, 2001, filed September 12, 2001.
(9)      Incorporated by reference to the indicated exhibit filed with Headwaters' Annual Report on Form 10-K, for the fiscal year ended September 30, 2001.
(10)     Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarter ended December 31, 2001.
(11)     Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarter ended March 31, 2002.
(12)     Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated May 10, 2002, filed May 10, 2002.
(13)     Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated July 15, 2002, filed July 18, 2002.
(14)     Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated September 19, 2002, filed October 4, 2002.
(15)     Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated October 14, 2002, filed October 18, 2002.

Reports on Form 8-K

         The following reports on Form 8-K were filed during the quarter ended September 30, 2002:

o Form 8-K filed on July 18, 2002 for event dated July 15, 2002 (Probable Acquisition of Industrial Services Group, Inc. ("ISG")). The following financial statements of ISG and unaudited pro forma financial information were filed with this Form 8-K:

         Audited Financial Statements of ISG:
         ------------------------------------
         Report of Independent Auditors
         Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Operations for the Years Ended
           December 31, 2001, 2000 and 1999
         Consolidated Statements of Comprehensive Loss for the Years
           Ended December 31, 2001, 2000 and 1999
         Consolidated Statements of Shareholders' Equity (Deficit) for the
           Years Ended December 31, 2001, 2000 and 1999
         Consolidated Statements of Cash Flows for the Years Ended
           December 31, 2001, 2000 and 1999
         Notes to Consolidated Financial Statements


         Unaudited Financial Statements of ISG:
         --------------------------------------
         Condensed Consolidated Balance Sheets as of March 31, 2002 and
           December 31, 2001
         Condensed Consolidated Statements of Operations for the
           Three Months Ended March 31, 2002 and 2001
         Condensed Consolidated Statements of Comprehensive Loss for
           the Three Months Ended March 31, 2002 and 2001
         Condensed Consolidated Statements of Cash Flows for the Three
           Months Ended March 31, 2002 and 2001
         Notes to Condensed Consolidated Financial Statements

         Unaudited Pro Forma Financial Information for Headwaters Incorporated:
         ----------------------------------------------------------------------
         Introduction to Pro Forma Financial Information
         Pro Forma Condensed Combined Balance Sheet as of March 31, 2002
         Pro Forma Condensed Combined Statement of Income for the Year Ended
           September 30, 2001
         Pro Forma Condensed Combined Statement of Income for the Six Months
           Ended March 31, 2002
         Notes to Pro Forma Condensed Combined Financial Information

o Form 8-K filed on July 22, 2002 for events dated August 28, 2001 and July 15, 2002 (Probable Acquisition of ISG and Acquisition of Hydrocarbon Technologies, Inc.). The following unaudited pro forma financial information was filed with this Form 8-K:

         Introduction to Pro Forma Financial Information
         Pro Forma Condensed Combined Statement of Income for the Year
           Ended September 30, 2001
         Notes to Pro Forma Condensed Combined Statement of Income

         In addition to the Forms 8-K filed during the quarter ended September 30, 2002, Headwaters filed the following Forms 8-K subsequent to September 30, 2002:

o Form 8-K filed on October 4, 2002 for event dated September 19, 2002 (Acquisition of ISG). The following financial statements of ISG and unaudited pro forma financial information were filed with this Form 8-K:

             Unaudited Financial Statements of ISG:
             --------------------------------------
             Condensed Consolidated Balance Sheets as of June 30, 2002 and
               December 31, 2001
             Condensed Consolidated Statements of Operations for the Three
               and Six Months Ended June 30, 2002 and 2001
             Condensed Consolidated Statements of Comprehensive Income (Loss)
               for the Three and Six Months Ended June 30, 2002 and 2001

             Condensed Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 2002 and 2001
             Notes to Condensed Consolidated Financial Statements

             Unaudited Pro Forma Financial Information for Headwaters
             Incorporated:
             --------------------------------------------------------
             Introduction to Pro Forma Financial Information
             Pro Forma Condensed Combined Balance Sheet as of June 30, 2002
             Pro Forma Condensed Combined Statement of Income for the Year Ended
               September 30, 2001
             Pro Forma Condensed Combined Statement of Income for the Nine
               Months Ended June 30, 2002
             Notes to Pro Forma Condensed Combined Financial Information

o Form 8-K filed on October 18, 2002 for event dated October 14, 2002 (Change in Registrant's Certifying Accountant).

o Form 8-K filed on October 22, 2002 for event dated October 22, 2002 (Updated List of Risk Factors for Outstanding Effective Forms S-3 and S-8).


Exhibits

         The response to this portion of Item 15 is submitted as a separate section of this report. See Item 15 (a) 3 above.

Financial Statement Schedules

         The response to this portion of Item 15 is submitted as a separate section of this report. See Item 15 (a) 2 above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               HEADWATERS INCORPORATED

                                               By: /s/ Kirk A. Benson
                                                  ------------------------------
                                                  Kirk A. Benson
                                                  Chief Executive Officer and
                                                  Principal Executive Officer

                                              By: /s/ Steven G. Stewart
                                                  ------------------------------
                                                 Steven G. Stewart
                                                 Chief Financial Officer and
                                                 Principal Financial Officer

                                               Date: December 23, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                        TITLE                        DATE

  /s/ Kirk A. Benson           Chief Executive Officer        December 23, 2002
-------------------------      (Principal Executive Officer)
  Kirk A. Benson               and Director


 /s/ Steven G. Stewart         Chief Financial Officer        December 23, 2002
-------------------------      (Principal Financial and
 Steven G. Stewart             Accounting Officer)

 /s/ James A. Herickhoff       Director                       December 23, 2002
-------------------------
 James A. Herickhoff

 /s/ Raymond J. Weller         Director                       December 23, 2002
-------------------------
 Raymond J. Weller

/s/ Ronald S. Tanner           Director                       December 23, 2002
-------------------------
 Ronald S. Tanner

 /s/ E. J. "Jake" Garn         Director                       December 23, 2002
-------------------------
 E. J. "Jake" Garn

 /s/ Alfred G. Comolli         Director                       December 23, 2002
--------------------------
 Alfred G. Comolli

 /s/ L.K. (Theo) Lee           Director                       December 23, 2002
--------------------------
 L.K. (Theo) Lee

                    CERTIFICATION PURSUANT TO SECTION 302 OF

                         THE SARBANES-OXLEY ACT OF 2002



I, Kirk A. Benson, certify that:

1.       I have reviewed this Annual Report on Form 10-K of Headwaters
         Incorporated;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of Headwaters as of, and for, the periods presented in this Annual Report;

4. Headwaters' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Headwaters and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to Headwaters, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

         b) evaluated the effectiveness of Headwaters' disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

         c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Headwaters' other certifying officer and I have disclosed, based on our most recent evaluation, to Headwaters' auditors and the audit committee of Headwaters' board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect Headwaters' ability to record, process, summarize and report financial data and have identified for Headwaters' auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in Headwaters' internal controls; and

6. Headwaters' other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Date: December 23, 2002

      /s/ Kirk A. Benson
     ----------------------------
      Kirk A. Benson
      Chief Executive Officer

                    CERTIFICATION PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002



I, Steven G. Stewart, certify that:

1.       I have reviewed this Annual Report on Form 10-K of Headwaters
         Incorporated;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of Headwaters as of, and for, the periods presented in this Annual Report;

4. Headwaters' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Headwaters and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to Headwaters, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

         (b) evaluated the effectiveness of Headwaters' disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

         (c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Headwaters' other certifying officer and I have disclosed, based on our most recent evaluation, to Headwaters' auditors and the audit committee of Headwaters' board of directors:

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect Headwaters' ability to record, process, summarize and report financial data and have identified for Headwaters' auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in Headwaters' internal controls; and

6. Headwaters' other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Date: December 23, 2002

      /s/ Steven G. Stewart
     ----------------------------
      Steven G. Stewart
      Chief Financial Officer

                     Report of Independent Auditors for 2002


The Board of Directors and Stockholders
Headwaters Incorporated

We have audited the accompanying consolidated balance sheet of Headwaters Incorporated as of September 30, 2002, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Headwaters Incorporated at September 30, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Salt Lake City, Utah
November 15, 2002

                        Report of Independent Accountants


To the Board of Directors and Stockholders of Headwaters Incorporated:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, changes in stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Headwaters Incorporated and its subsidiaries at September 30, 2001, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
July 15, 2002

                             HEADWATERS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                                                                               As of September 30,
(thousands of dollars)                                                                        2001            2002
-------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash and cash equivalents                                                          $      999      $    7,284
     Short-term investments                                                                  6,048           5,907
     Trade receivables, net                                                                  8,887          50,331
     Inventories                                                                               592           8,442
     Short-term notes and accrued interest receivable                                        6,857             377
     Deferred income taxes                                                                     120           1,814
     Other current assets                                                                      545           3,778
                                                                                     -------------------------------
            Total current assets                                                            24,048          77,933
                                                                                     -------------------------------
Property, plant and equipment, net                                                           2,680          50,549
                                                                                     -------------------------------

Other assets:
     Notes and accrued interest receivable                                                   4,000           4,593
     Intangible assets, net                                                                 10,752         118,918
     Goodwill                                                                                   --         113,367
     Debt issue costs and other assets                                                         805           7,497
     Deferred income taxes                                                                  13,090              --
                                                                                     -------------------------------
            Total other assets                                                              28,647         244,375
                                                                                     -------------------------------

            Total assets                                                                $   55,375      $  372,857
                                                                                     ==============================


                                              See accompanying notes.

                                              HEADWATERS INCORPORATED

                                      CONSOLIDATED BALANCE SHEETS, continued

                                                                                               As of September 30,
(thousands of dollars and shares)                                                             2001            2002
-------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                   $    2,203      $    20,773
     Accrued personnel costs                                                                 2,777            7,293
     Other accrued liabilities                                                               4,987           14,888
     Current portion of long-term debt                                                       4,356           15,578
     Current portion of unamortized non-refundable license fees                              1,106            4,378
                                                                                     -------------------------------
            Total current liabilities                                                       15,429           62,910
                                                                                     -------------------------------

Long-term liabilities:
     Long-term debt                                                                            149          154,552
     Deferred income taxes                                                                      --           51,357
     Unamortized non-refundable license fees                                                 5,805            5,010
     Other long-term liabilities                                                             2,906              432
                                                                                     -------------------------------
            Total long-term liabilities                                                      8,860          211,351
                                                                                     -------------------------------
            Total liabilities                                                               24,289          274,261
                                                                                     -------------------------------

Commitments and contingencies

Stockholders' equity:
     Common stock, $0.001 par value; authorized 50,000 shares; issued and outstanding: 23,807 shares at September 30, 2001 (including
       548 shares held in treasury) and 27,327 shares at September 30, 2002
       (including 526 shares held in treasury)                                                  24               27
     Capital in excess of par value                                                         83,226          126,265
     Accumulated deficit                                                                   (48,704)         (24,418)
     Treasury stock, at cost                                                                (3,038)          (3,013)
     Other                                                                                    (422)            (265)
                                                                                     -------------------------------
            Total stockholders' equity                                                      31,086           98,596
                                                                                     -------------------------------

            Total liabilities and stockholders' equity                                  $   55,375      $   372,857
                                                                                     ===============================

                                                   See accompanying notes.

                                                            F-4

                                                     HEADWATERS INCORPORATED

                                                CONSOLIDATED STATEMENTS OF INCOME

                                                                                            Year ended September 30,
(thousands of dollars, except per-share data)                                     2000               2001               2002
-----------------------------------------------------------------------------------------------------------------------------
Revenue:
     Chemical reagent sales                                                 $    9,757         $   22,407         $   74,419
     License fees                                                               17,315             20,765             30,456
     Coal combustion product sales and services                                     --                 --              6,818
     Manufactured product sales                                                     --                 --              1,774
     Other revenues                                                                814              2,292              5,878
                                                                      -------------------------------------------------------
          Total revenue                                                         27,886             45,464            119,345
                                                                      -------------------------------------------------------

Operating costs and expenses:
     Cost of chemical reagents                                                   6,617             14,524             50,134
     Cost of coal combustion products and services                                  --                 --              3,764
     Cost of manufactured products                                                  --                 --              1,388
     Cost of other revenues                                                         --                 --              5,244
     Depreciation and amortization                                               1,176                355              1,760
     Research and development                                                       --              2,400              2,322
     Selling, general and administrative                                         8,006              8,554             13,699
     Asset write-offs and other charges                                         17,758                 --                 --
                                                                      -------------------------------------------------------
        Total operating costs and expenses                                      33,557             25,833             78,311
                                                                      -------------------------------------------------------
Operating income (loss)                                                         (5,671)             19,631             41,034
                                                                      -------------------------------------------------------

Other income (expense):
     Interest and net investment income                                          1,775                726              1,000
     Interest expense                                                           (4,814)              (224)              (553)
     Losses on notes receivable and equity investments                            (746)            (6,265)              (743)
     Net gains on sale of facilities                                            16,870                 --                 --
     Other, net                                                                  1,228                600               (502)
                                                                      -------------------------------------------------------
          Total other income (expense), net                                     14,313             (5,163)              (798)
                                                                      -------------------------------------------------------

Income before income taxes and extraordinary item                                8,642             14,468             40,236

Income tax benefit (provision)                                                   2,900              7,049            (15,950)
                                                                      -------------------------------------------------------

Income before extraordinary item                                                11,542             21,517             24,286

Extraordinary loss on early extinguishment of debt                              (7,860)                --                 --
                                                                      -------------------------------------------------------

Net income                                                                  $    3,682         $   21,517         $   24,286
                                                                      =======================================================

Basic net income per common share                                           $     0.07         $     0.94         $     1.00
                                                                      =======================================================

Diluted net income per common share                                         $     0.07         $     0.87         $     0.94
                                                                      =======================================================

                                                     See accompanying notes.

                                                        HEADWATERS INCORPORATED

                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                                                   Other
                                                                                                       -----------------------------
                                                                                                                       Notes and
                                                                                                                       interest
                                                                                                                      receivable
                                                                                                                       -related
                                                                                                                      parties, from
                                                                                                                      issuance of,
                                  Convertible                                                  Common     Deferred         or
                                Preferred Stock   Common Stock     Capital in                  stock    compensation  collateralized
(thousands of                   --------------- ---------------- excess of par  Accumulated   held in    from stock      by, common
dollars and shares)              Shares  Amount  Shares   Amount     value        deficit     treasury    options          stock
------------------------------- -------  ------  ------   ------ ------------- ------------ ----------- ------------- --------------
Balances as of
  September 30, 1999                17     $1    12,766     $13      $78,457     $(71,713)   $     --     $(1,222)        $(6,564)

Preferred stock cash dividends                                                       (297)

Reclassification of redeemable
  convertible preferred stock to
  convertible preferred stock       38     --                          2,710

Common stock issued on
  conversion of convertible
  preferred stock and in payment
  of dividends                      (2)    --     2,812       3        1,631          (11)

Redemption of convertible
  preferred stock                  (36)    --                         (2,572)      (1,882)

Common stock issued for cash                      4,008       4        5,250

Common stock issued on
  conversion of debt                              3,726       3        2,961

Common stock issued in connection
  with redemption of debt                           214      --          256

Common stock issued in connection
  with cash and cashless exercises
  of warrants and options                           985       1          658

Value of common stock warrants
  and options issued in connection
  with convertible debt financing
  and debt extension                                 --      --          538

Purchase and cancellation
  of warrants                                                           (149)

Cancellation of related party
  notes receivable and common
  stock collateralizing the notes                  (812)     (1)      (5,944)                                               6,164

Write-up of related party
  note receivable                                                                                                             (66)

Purchase of 586 shares of
  treasury stock, at cost                                                                      (1,897)

14 shares of treasury stock
  transferred to employee stock
  purchase plan, at cost                                                                           26

Cancellation of 358 shares of
  treasury stock                                   (358)     --       (1,137)                   1,137

Amortization of deferred
  compensation from stock options                                                                             707

Net income for the year ended
  September 30, 2000                                                                3,682
                                    --     --    ------     ---      -------     --------    --------     -------         -------
Balances as of
  September 30, 2000                17     $1    23,341     $23      $82,659     $(70,221)   $   (734)    $  (515)        $  (466)
                                    --     --    ------     ---      -------     --------    --------     -------         -------

                                                            See accompanying notes.

                                                     HEADWATERS INCORPORATED

                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY, continued


                                                                                                                   Other
                                                                                                       -----------------------------
                                                                                                                       Notes and
                                                                                                                       interest
                                                                                                                      receivable
                                                                                                                       -related
                                                                                                                      parties, from
                                                                                                                      issuance of,
                                  Convertible                                                  Common     Deferred         or
                                Preferred Stock   Common Stock     Capital in                  stock    compensation  collateralized
(thousands of                   --------------- ---------------- excess of par  Accumulated   held in    from stock      by, common
dollars and shares)              Shares  Amount  Shares   Amount     value        deficit     treasury    options          stock
------------------------------- -------  ------  ------   ------ ------------- ------------ ----------- ------------- --------------
Balances as of
  September 30, 2000                17     $1    23,341     $23      $82,659     $(70,221)     $ (734)      $(515)       $   (466)

Common stock issued on
  conversion of convertible
  preferred stock                  (17)    (1)      443      --           --

Preferred stock cash dividends                                          (695)

Exercise of stock options
  and warrants                                      860       1        1,925

Common stock issued in
  connection with purchase of
  Hydrocarbon Technologies, Inc.,
  net of estimated registration
  costs                                             593       1        5,434

Common stock options issued in
  connection with purchase of
  Hydrocarbon Technologies, Inc.                                       1,325

Tax benefit from exercise of
  stock options                                                        1,690

Write-up of related party note
  receivable to collateral value                                                                                             (541)

Cancellation of related party
  note receivable and transfer of
  collateral shares to treasury
  stock                                                                                        (1,007)                      1,007

Purchase of 1,648 shares of
  treasury stock, at cost                                                                     (10,510)

34 shares of treasury stock
  transferred to employee stock
  purchase plan, at cost                                                                          101

Cancellation of 1,430 shares
  of treasury stock                              (1,430)     (1)      (9,112)                   9,112

Amortization of deferred
  compensation from stock options                                                                              93

Net income for the year ended
  September 30, 2001                                                               21,517
                                  --------------------------------------------------------------------------------------------------
Balances as of
  September 30, 2001                --    $--    23,807     $24      $83,226     $(48,704)    $(3,038)      $(422)        $    --
                                  --------------------------------------------------------------------------------------------------

                                                             See accompanying notes.

                                                                      F-7

                                                     HEADWATERS INCORPORATED

                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                    AND COMPREHENSIVE INCOME


                                                                                                                  Other
                                                                                                      ------------------------------
                                  Convertible                                                 Common    Deferred      Accumulated
                                Preferred Stock   Common Stock     Capital in                 stock   compensation  foreign currency
(thousands of                   --------------- ---------------- excess of par  Accumulated  held in   from stock     translation
dollars and shares)              Shares  Amount  Shares   Amount     value        deficit    treasury   options       adjustment
------------------------------- -------  ------  ------   ------ ------------- ------------ ----------- ------------- --------------
Balances as of
  September 30, 2001                --    $--    23,807     $24     $ 83,226     $(48,704)    $(3,038)      $(422)       $     --

Exercise of stock options
  and warrants                                    1,315       1        5,383

Tax benefit from exercise
  of stock options                                                     2,990

Common stock issued in connection
  with acquisition of
  Hydrocarbon Technologies, Inc.                    178      --        2,823

Common stock issued in
  connection with acquisition of
  Industrial Services Group, Inc.                 2,100       2       32,716

Purchase of 83 shares of
  treasury stock, at cost                                                                      (1,188)

32 shares of treasury stock
  transferred to employee stock
  purchase plan, at cost                                                 214                      126

Cancellation of 73 shares
  of treasury stock                                 (73)     --       (1,087)                   1,087

Amortization of deferred
  compensation from stock options                                                                              93

Net income for the year
  ended September 30, 2002                                                         24,286

Other comprehensive income -
  foreign currency translation
  adjustment (total comprehensive
  income is $24,350)                                                                                                           64
                                  -----------------------------------------------------------------------------------------------
Balances as of
  September 30, 2002                --    $--    27,327     $27     $126,265     $(24,418)    $(3,013)      $(329)       $     64
                                  ===============================================================================================


                                                         See accompanying notes.

                                                                  F-8

                                                     HEADWATERS INCORPORATED

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                    Year ended September 30,
(thousands of dollars)                                                                          2000          2001         2002
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                                 $    3,682    $  21,517      $  24,286
  Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
    Deferred income taxes                                                                      (3,000)      (9,160)        11,540
    Income tax benefit from exercise of stock options                                              --        1,690          2,990
    Depreciation and amortization                                                               1,176          355          1,760
    Amortization of non-refundable license fees                                                  (802)      (2,015)        (1,471)
    Interest expense related to amortization of debt discount and debt issuance costs           3,034           79            136
    Net gain on sale of facilities, property, plant and equipment                             (16,894)         (42)        (1,249)
    Write-down of notes receivable and related accrued interest                                    --        3,200            986
    Losses on equity investments, write-offs and provisions for unrealizable investments          746        3,018             --
    Acquired in-process research and development                                                   --        2,400             --
    Write-up of related party note receivable                                                     (66)        (541)            --
    Gains on other transactions                                                                (1,079)          --             --
    Non-cash portion of asset write-offs and other charges                                     16,037           --             --
    Extraordinary loss on early extinguishment of debt                                          7,860           --             --
    Other changes in operating assets and liabilities, net of effect of acquisitions of Industrial Services Group, Inc. and Hydrocarbon Technologies, Inc.:
      Short-term trading investments                                                           (6,973)         925            141
      Receivables                                                                              (3,968)        (987)        (7,742)
      Other current assets                                                                        161           26            351
      Accounts payable and accrued liabilities                                                 (1,804)         958          7,193
      Unamortized non-refundable license fees                                                   1,587       (1,587)         3,982
      Other, net                                                                                  (62)         (27)          (126)
                                                                                         ------------------------------------------
          Net cash provided by (used in) operating activities                                    (365)      19,809         42,777
                                                                                         ------------------------------------------

Cash flows from investing activities:
  Payments for acquisition of Industrial Services Group, Inc.,
    net of cash acquired                                                                           --           --       (205,900)
  Payments for acquisition of Hydrocarbon Technologies, Inc.,
    net of cash acquired                                                                           --       (4,845)          (419)
  Collections on notes receivable                                                                  --           --          6,912
  Purchase of property, plant and equipment                                                      (403)        (170)          (796)
  Net proceeds from disposition of facilities, property, plant and equipment                   42,334          168            115
  Investments in and loans to non-affiliated companies                                         (4,005)      (4,636)          (294)
  Net decrease (increase) in other assets                                                         834         (180)           (40)
                                                                                         ------------------------------------------
      Net cash provided by (used in) investing activities                                      38,760       (9,663)      (200,422)
                                                                                         ------------------------------------------

Cash flows from financing activities:
  Net proceeds from issuance of long-term debt and warrants                                     6,980        8,991        165,806
  Payments on long-term debt, including redemption premiums                                   (43,995)      (9,941)        (6,412)
  Proceeds from exercise of options and warrants                                                  659        1,926          5,384
  Purchase of common stock for the treasury, net of employee stock purchases                   (1,871)     (10,409)          (848)
  Preferred stock dividends                                                                      (297)        (695)            --
  Preferred stock redemptions                                                                  (4,454)          --             --
  Net proceeds from issuance of common stock and warrants                                       5,254           --             --
  Other, net                                                                                     (149)          (2)            --
                                                                                         ------------------------------------------
      Net cash provided by (used in) financing activities                                     (37,873)     (10,130)       163,930
                                                                                         ------------------------------------------

Net increase in cash and cash equivalents                                                         522           16          6,285

Cash and cash equivalents, beginning of year                                                      461          983            999
                                                                                         ------------------------------------------

Cash and cash equivalents, end of year                                                     $      983    $     999      $   7,284
                                                                                         ========================================

                                                     See accompanying notes.

                             HEADWATERS INCORPORATED

                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued


                                                                                                    Year ended September 30,
(thousands of dollars)                                                                          2000          2001         2002
--------------------------------------------------------------------------------------------------------------------------------
  Supplemental schedule of non-cash investing and financing activities:
    Common stock issued in connection with acquisition of
      Industrial Services Group, Inc.                                                      $       --    $      --      $  32,718
    Common stock issued in connection with acquisition of
      Hydrocarbon Technologies, Inc.                                                               --        5,435          2,823
    Common stock options issued in connection with acquisition of
      Hydrocarbon Technologies, Inc.                                                               --        1,325             --
    Cancellation of treasury stock                                                             (1,137)      (9,112)        (1,087)
    Exchange of equity investments in and loans to non-affiliated companies for
      long-term note receivable from non-affiliate                                                 --        4,000             --
    Common stock issued on conversion of convertible preferred stock and in
      payment of dividends                                                                      1,634        3,100             --
    Cancellation of related party note receivable and transfer of collateral shares
      to treasury stock                                                                            --        1,007             --
    Cancellation of notes receivable - related parties and common stock
      collateralizing the notes                                                                 6,164           --             --
    Common stock issued on conversion of convertible debt, debt and related
      accrued interest                                                                          2,964           --             --
    Reclassification of redeemable convertible preferred stock to convertible
      preferred stock                                                                           2,710           --             --


  Supplemental disclosure of cash flow information:
    Cash paid for interest                                                                 $   10,458    $     269      $      39
    Cash paid for income taxes                                                                     --          283            322


                                                              See accompanying notes.

                                                                      F-10

                             HEADWATERS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ___________


1.  Organization and Description of Business

    Headwaters Incorporated was incorporated in Delaware. Headwaters owns 100% of Industrial Services Group, Inc. ("ISG"), a Utah-based company formed in 1997 and acquired by Headwaters in September 2002 (see Note 3). Headwaters also owns 100% of Hydrocarbon Technologies, Inc. ("HTI"), a New Jersey company formed in 1995 and acquired by Headwaters in August 2001. Headwaters' fiscal year ends on September 30 and unless otherwise noted, all future references to years refer to Headwaters' fiscal year rather than a calendar year.

    Headwaters develops and deploys alternative fuel- and energy-related technologies and services that maximize the value of fossil fuels while creating new energy technologies for the future. Through its proprietary Covol Fuels process, Headwaters adds value to the production of coal-based solid alternative fuels primarily for use in electric power generation plants. Currently, Headwaters has licensed its technology to the owners of 28 alternative fuel facilities which are operating at various levels of production in ten states. ISG is the nation's largest provider of coal combustion products ("CCPs") management and marketing services to the electric power industry, serving more than 100 coal-fired electric power generation plants nationwide. Through its distribution network of over 130 locations, ISG is the leading provider of high quality fly ash to the building products and ready mixed concrete industries in the United States. ISG's manufactured products division develops, manufactures and distributes value-added fly ash-based concrete, stucco, mortar and block products. ISG also develops and deploys technologies for maintaining and improving fly ash quality. HTI develops and commercializes catalyst and nano-catalyst technologies to convert coal and heavy oils into environment-friendly, higher-value liquid fuels. Headwaters intends to expand its business through growth of existing operations and strategic acquisitions of entities that operate in adjacent industries.

2.  Summary of Significant Accounting Policies

    Principles of Consolidation - The consolidated financial statements include the accounts of Headwaters and all of its subsidiaries, only two of which have significant operations, ISG and HTI. All significant intercompany transactions and accounts are eliminated in consolidation. ISG was acquired on September 19, 2002 and accordingly, ISG's results of operations for the period from September 19, 2002 through September 30, 2002 have been consolidated with Headwaters' 2002 results. Due to the time required to obtain accurate financial information related to HTI's foreign contracts, for financial reporting purposes HTI's financial statements are consolidated with Headwaters' financial statements using a one-month lag. Accordingly, HTI's August 2001 acquisition date balance sheet was consolidated with Headwaters' September 30, 2001 balance sheet, but no results of operations of HTI were included in the consolidated statement of income for 2001. HTI's August 31, 2002 balance sheet was consolidated with Headwaters' September 30, 2002 balance sheet and HTI's results of operations for the year ended August 31, 2002 were consolidated with Headwaters' 2002 results.

    Segment Reporting, Major Customers and Concentrations of Risk - Until Headwaters acquired ISG in September 2002, Headwaters operated in and reported as a single industry segment, alternative energy. With the acquisition of ISG in September 2002, Headwaters now operates in three business segments, alternative energy, CCPs, and manufactured products. Additional information about these segments is presented in Note 4. The following table presents revenues for all customers that accounted for over 10% of total revenue during 2000, 2001 or 2002. All of these revenues are attributable to the alternative energy segment, and most of the named customers are energy companies.

        (thousands of dollars)                                2000            2001             2002
        --------------------------------------------------------------------------------------------
        TECO Coal Corporation affiliates             Less than 10%         $16,044          $20,292
        DTE Energy Services, Inc. affiliates         Less than 10%           5,111           19,660
        Marriott International, Inc. affiliates      Less than 10%   Less than 10%           19,105
        AIG Financial Products Corp. affiliates      Less than 10%   Less than 10%           16,900
        PacifiCorp affiliates                              $15,511           4,978    Less than 10%
        Pace Carbon Fuels, L.L.C. affiliates         Less than 10%           4,675    Less than 10%
        Fluor Corporation affiliate                          3,138   Less than 10%    Less than 10%

                             HEADWATERS INCORPORATED

                                   ___________


    At September 30, 2002, Headwaters had trade receivable balances totaling approximately $8,584,000 from the four most significant customers. Substantially all of Headwaters' revenues were generated from sales in the United States. Headwaters purchases all of the chemical reagent that is sold to licensees and other customers from a single large international chemical company. Management believes that if necessary, the chemical reagent could be obtained from other suppliers. Headwaters has no other significant unusual credit risks or concentrations.

    Revenue Recognition - Alternative Energy Segment. There are 28 alternative fuel facilities that currently utilize Headwaters' patented technology and from which Headwaters earns license fees and/or profits from the sale of chemical reagents. Non-refundable advance license fees and royalty payments have been received from certain licensees under various terms and conditions. These non-refundable license fees and royalties have been deferred and are being recognized on a straight-line basis over the period covered by the related license and royalty agreements, generally through calendar 2007. Recurring license fees or royalty payments are recognized in the period when earned, which generally coincides with the sale of alternative fuel by Headwaters' licensees. In certain instances, Headwaters is required to pay to third parties a portion of license fees received or cash proceeds from the sale of chemical reagents. In such cases, Headwaters records the net proceeds as revenue. Revenues from the sale of chemical reagents are recognized upon delivery of product to the licensee or non-licensee customer.

    HTI's revenue consists primarily of contract services for businesses and U.S. government agencies and is included in the caption "Other revenues" in the consolidated statements of income. HTI's costs related to service revenue are included in "Cost of other revenues." In accounting for long-term contracts, HTI primarily uses the percentage of completion method of accounting, on the basis of the relationship between effort expended and total estimated effort for the contract. If estimates of costs to complete a contract indicate a loss, a provision is made for the total anticipated loss.

    CCP and Manufactured Products Segments. Revenue from the sale of CCPs and manufactured products is recognized upon passage of title to the customer, which generally coincides with physical delivery and acceptance. CCP revenues generally include transportation charges associated with delivering the material. Service revenues include revenues earned under long-term contracts to dispose of residual materials created by coal-fired power generation and revenues earned in connection with certain construction-related projects that are incidental to ISG's primary business. Service revenues under long-term contracts are recognized concurrently with the removal of the material and are typically based on the number of tons of material removed at an established price per ton. Contracts generally range from five to fifteen years, with most contracts being renewed upon expiration. Construction-related projects are generally billed on a time and materials basis; therefore, the revenues and related costs are recognized when the time is incurred and the materials are used.

    The cost of CCPs sold primarily represents amounts paid to utility companies to purchase product together with storage and transportation costs to deliver the product to the customer. Cost of services sold includes landfill fees and transportation charges to deliver the product to the landfill.

    Cash and Cash Equivalents - Headwaters considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Certain cash and cash equivalents are deposited with financial institutions and at times such amounts may exceed insured depository limits.

    Short-term Investments - Short-term investments consist primarily of mortgage- and other asset-backed securities, corporate bonds, U.S. government securities, and equity securities. By policy, Headwaters invests primarily in U.S. government securities or securities backed by the U.S. government. All investments are defined as trading securities and are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Unrealized gains and losses are included in earnings. Approximately $16,000 of investment losses in 2001 and approximately $285,000 of investment gains in 2002 related to securities held at September 30, 2001 and 2002, respectively.

    Receivables - Allowances are provided for uncollectible accounts when deemed necessary. Such allowances are based on an account-by-account analysis of collectibility or impairment and totaled $0 at September 30, 2001 and approximately $412,000 at September 30, 2002 for trade receivables and $0 at September 30, 2001 and 2002 for notes receivable.

                             HEADWATERS INCORPORATED

                                   ___________


    Headwaters performs periodic credit evaluations of its customers, but collateral is not required for trade receivables. Collateral, generally consisting of most or all assets of the debtor, is required for notes receivable. Losses recognized on notes receivable were $0 in 2000, approximately $3,658,000 in 2001 and approximately $743,000 in 2002. Because the notes generally relate to nonoperating activities, these losses are included in other expense in the consolidated statements of income.

    Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories consisted of the following at September 30:

        (thousands of dollars)                                2001       2002
        ----------------------------------------------------------------------
        Raw materials                                         $ --     $1,198
        Finished goods                                         592      7,244
                                                        ----------------------
                                                              $592     $8,442
                                                        ======================

    Property, Plant and Equipment - Property, plant and equipment are recorded at cost. Major improvements are capitalized; maintenance, repairs and minor improvements are charged to expense as incurred. Assets are depreciated using the straight-line method over their estimated useful lives, limited to the lease terms for improvements to leased assets. Upon the sale or retirement of property, plant and equipment, any gain or loss on disposition is reflected in results of operations, and the related asset cost and accumulated depreciation are removed from the respective accounts.

    Intangible Assets and Goodwill - Intangible assets consist primarily of identifiable intangible assets obtained in connection with the acquisitions of ISG (long-term contracts and patents) and HTI (existing patented technology). These intangible assets are being amortized on the straight-line method over their remaining estimated useful lives as of the respective acquisition dates. Goodwill consists of the excess of the purchase price for ISG and HTI over the fair value of identified assets acquired, net of liabilities assumed. Goodwill is not amortized, but is periodically tested for impairment.

    Headwaters has implemented Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Intangible Assets," with the exception of certain additional disclosures which may not be early implemented. Full implementation of SFAS No. 142 will require certain additional disclosures regarding ISG's and HTI's identified intangible assets and goodwill beginning October 1, 2002. In addition, SFAS No. 142, when fully implemented in fiscal 2003, will require Headwaters to review for impairment those intangible assets and goodwill in accordance with the requirements of SFAS No. 142, instead of following the existing rules for impairment testing. The new rules require, among other things, that goodwill be tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of the reporting unit giving rise to the goodwill. Headwaters currently believes that neither the ISG- nor HTI-related identifiable assets and goodwill are impaired under either the existing rules for testing impairment, or under the new rules required by SFAS No. 142.

    Valuation of Long-Lived Assets - Headwaters periodically evaluates the carrying value of long-lived assets, including intangible assets and goodwill, as well as the related amortization periods, to determine whether adjustments to these amounts or to the useful lives are required based on current events and circumstances. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flow from that asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Impairment-related losses recognized in Headwaters' consolidated statement of income for 2000 are more fully described in Note 14. There were no losses recorded in 2001 or 2002.

    Debt Issue Costs - Debt issue costs represent direct costs incurred related to the issuance of the long-term debt used to acquire ISG. These costs are amortized to interest expense over the lives of the respective debt issues using the effective interest method.

    Equity Investments - In 2000 and 2001, Headwaters recognized approximately $100,000 and $2,607,000, respectively, of losses related to its equity in investments accounted for using the equity method. These losses are included in other expense in the consolidated statements of income. Headwaters had no equity investments at September 30, 2001 or 2002.

                             HEADWATERS INCORPORATED

                                   ___________


    Research and Product Development Costs - Research and product development costs are expensed as incurred.

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

    Common Stock, Options and Warrants - Common stock issued for services is accounted for using the fair value of the shares of common stock, determined at the time the services are provided and the liability is incurred. As described in Note 11, Headwaters continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for options granted to employees and directors. The measurement date used to value non-employee option grants is generally the date at which the recipient's performance is complete. Such options, as well as warrants issued in connection with debt and equity financings, including repricings and extensions of option and warrant expiration dates, are valued using the Black-Scholes model. If modifications to existing options or warrants relating to debt securities occur, the incremental value of the modified options or warrants is capitalized and amortized to interest expense over the remaining life of the related debt.

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

    Reclassifications - Certain prior year amounts have been reclassified to conform with the current year's presentation. The reclassifications had no effect on net income or total assets.

    Recent Accounting Pronouncements - The implications of full implementation of SFAS No. 142, "Accounting for Goodwill and Intangible Assets," is described above. In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. SFAS No. 145, in rescinding SFAS No. 4, will require that the loss on early extinguishment of debt, classified as an extraordinary item in 2000, no longer be classified as extraordinary, but rather as other expense. SFAS No. 145 is required to be implemented by Headwaters in 2003 and management does not expect it to have a material effect on Headwaters' future financial position or results of operations.

    In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued, and in July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. These pronouncements must be implemented by Headwaters as of October 1, 2002 and January 1, 2003, respectively. Headwaters has reviewed these standards and all other recently issued, but not yet adopted, accounting standards in order to determine their potential effect, if any, on the future results of operations or financial position of Headwaters. Based on that review, Headwaters does not currently believe that any of these recent accounting pronouncements will have a significant effect on its current or future financial position or results of operations.

                             HEADWATERS INCORPORATED

                                   ___________


3.  Acquisitions of ISG and HTI

    ISG Acquisition - On September 19, 2002, Headwaters acquired 100% of the common stock of ISG, assumed or paid off all of ISG's outstanding debt and redeemed all of ISG's outstanding preferred stock. ISG is headquartered in Salt Lake City, Utah and is engaged primarily in the management of long-term contracts for coal combustion products and the distribution of related building materials and construction products throughout the United States, all through its wholly-owned subsidiary, ISG Resources, Inc. Headwaters has focused on using technology to add value to fossil fuels, particularly coal. The acquisition of ISG provides Headwaters with a significant position in the last step of the coal value chain due to its competencies in managing the products resulting from the combustion of coal. The acquisition of ISG also brings to Headwaters substantial management depth, comprehensive corporate infrastucture and critical mass in revenues and operating profit.

    In order to obtain the cash necessary to acquire ISG and retire the ISG debt, Headwaters issued $175,000,000 of new debt consisting of $155,000,000 of senior secured debt with a five-year term and a variable interest rate and $20,000,000 of subordinated debt with an approximate five-year term and a fixed interest rate (see Note 8). ISG management participated in one-half, or $10,000,000, of the subordinated debt. Total cash proceeds from the issuance of new debt, net of debt discounts, was $169,950,000. Headwaters incurred approximately $6,200,000 of debt issuance costs to place the new debt, which had an initial combined effective weighted-average interest rate of approximately 9.0%.

    The following table sets forth the total consideration paid for ISG:

        (thousands of dollars and shares, except per-share amount)
        ----------------------------------------------------------------------------------------
        Fair value of Headwaters stock (2,100 shares at $15.58 per share)              $ 32,718
        Cash paid to ISG stockholders                                                    32,700
        Cash paid to retire ISG debt and related accrued interest                       184,638
        Costs directly related to acquisition                                             7,800
                                                                                    ------------
             Total consideration                                                       $257,856
                                                                                    ============

    The value of Headwaters' 2,100,000 shares of common stock issued was determined using the average market price of Headwaters' stock over a five-day period, consisting of the day the terms of acquisition were agreed to and announced and two days prior to and two days subsequent to that day. This average price was $15.58 per share.

    The following table sets forth a preliminary allocation of the total estimated consideration to the tangible and intangible assets acquired and liabilities assumed:

          (thousands of dollars)
         ----------------------------------------------------------------------------------------
         Cash                                                                           $ 19,238
         Trade receivables                                                                33,820
         Inventory and other assets                                                       11,794
         Net property, plant and equipment                                                47,682
         Intangible assets acquired:
              Contracts                                                                  106,400
              Patents                                                                      2,764
         Goodwill                                                                        109,109
         Accounts payable and accrued liabilities                                        (25,518)
         Net deferred income tax liabilities                                             (47,433)
                                                                                     ------------
              Net assets acquired                                                       $257,856
                                                                                     ============

    The ISG acquisition was accounted for using the purchase method of accounting as required by SFAS No.141, "Business Combinations." Assets acquired and liabilities assumed were recorded at their estimated fair values as of September 19, 2002. Approximately $109,164,000 of the purchase price was allocated to identifiable intangible assets consisting primarily of contracts with coal-fired power generation plants. This amount is being amortized over the

                             HEADWATERS INCORPORATED

                                   ___________


    estimated combined useful life of 20 years. The remaining purchase price not attributable to the tangible and identifiable intangible assets was allocated to goodwill, none of which is expected to be tax deductible. All of the intangible assets and all of the goodwill were preliminarily allocated to the CCP segment. The final allocation of the purchase price, including the estimated fair values for certain acquired property, will likely differ from that reflected above after final valuations and other procedures have been completed.

    The following unaudited pro forma financial information for 2001 and 2002 assumes the ISG acquisition occurred as of the beginning of the respective years. The pro forma combined results for 2001 combine Headwaters' historical results for the year ended September 30, 2001 with ISG's historical results for the year ended December 31, 2001, after giving effect to certain adjustments, including interest expense and the amortization of intangible assets. The pro forma combined results for 2002 combine Headwaters' historical results for the year ended September 30, 2002 with ISG's historical results for the twelve months ended September 30, 2002, after giving effect to necessary adjustments. Accordingly, ISG's historical results for the three-month period from October 1, 2001 to December 31, 2001 are included in both the pro forma combined results for the year ended September 30, 2001 and the pro forma combined results for the year ended September 30, 2002. ISG's revenues and net loss for the three-month period ended December 31, 2001 which were included in both of these periods were $51,221,000 and $(2,208,000), respectively.

    Due to the provisions of SFAS No. 142 which require that amortization of goodwill be discontinued, amortization of the new goodwill has not been reflected in the pro forma information for any period presented. Also, the goodwill amortization recorded in ISG's historical results of operations has been eliminated. Accordingly, there is no goodwill amortization reflected in the pro forma information for any period presented. In early calendar 2002, ISG recorded a non-recurring extraordinary gain on extinguishment of debt in the amount of approximately $22,558,000. This amount is not included in the pro forma information below.

                                                                              Unaudited Pro Forma
                                                                                    Results
                                                                         ---------------------------
        (thousands of dollars, except per-share data)                            2001          2002
        --------------------------------------------------------------------------------------------
        Total revenue                                                        $261,695      $335,515
        Net income (excluding ISG's extraordinary gain in 2002)                22,094        26,679
        Basic net income per common share                                        0.88          1.01
        Diluted net income per common share                                      0.83          0.96

    The pro forma results have been prepared for illustrative purposes only. Such information does not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the dates indicated, nor is it indicative of the results that may be expected in future periods.

    HTI Acquisition - In August 2001, Headwaters completed the acquisition of 100% of the common stock of HTI, a New Jersey-based company. HTI develops and commercializes catalysts and catalytic processes for producing chemicals and converting low-value fossil fuels into high-value alternative fuels. Total consideration at closing, including the direct costs incurred by Headwaters to consummate the acquisition, was approximately $11,774,000. In accordance with the original HTI acquisition agreements, additional contingent consideration could be earned by the former HTI stockholders during calendar 2002 based on the attainment of certain operating targets and other milestones. In April 2002, Headwaters and the former HTI stockholders agreed to an amendment of the acquisition agreements and reached a final settlement of all outstanding contingent payments. Headwaters paid the former HTI stockholders additional consideration with a value totaling approximately $3,242,000.

                             HEADWATERS INCORPORATED

                                   ___________


    The following table sets forth the total consideration paid in 2001 and 2002:

        (thousands of dollars and shares, except per-share amounts)
        -----------------------------------------------------------------------------------------------------
        Fair value of Headwaters stock issued in 2001 (593 shares at $9.25 per share)                $ 5,485
        Fair value of Headwaters stock issued in 2002  (178 shares at $15.87 per share)                2,823
        Fair value of options to purchase 144 shares of Headwaters' common stock issued in
          exchange for 152 outstanding vested HTI options                                              1,325
        Cash paid to HTI stockholders                                                                  1,814
        Cash paid to retire HTI note payable to a bank, plus
          pre-acquisition loans by Headwaters to HTI                                                   2,560
        Costs directly related to acquisition                                                          1,009
                                                                                                 ------------
             Total consideration                                                                     $15,016
                                                                                                 ============

    The value of the 593,000 shares of Headwaters common stock issued to the former HTI stockholders was determined using the average market price of Headwaters' stock over a three-day period, consisting of the day the terms of acquisition were agreed to and one day prior to and one day subsequent to that day ($9.25). The value of the 178,000 shares of common stock issued to the former HTI stockholders was determined using the average market price of Headwaters' stock over a three-day period, consisting of the day the settlement was reached and one day prior to and one day subsequent to that day ($15.87). For purposes of computing the estimated fair value of the Headwaters stock options issued in exchange for outstanding HTI options, the Black-Scholes model was used with the following assumptions: expected stock price volatility of 90%, risk free interest rates of 3.5% to 4.0%, weighted average expected option lives of one to three years, no dividend yield, and a fair value of Headwaters' stock of $9.25 per share.

    In March 2002, in connection with the preparation of Headwaters' and HTI's consolidated income tax returns for the year ended September 30, 2001, Headwaters finalized its analysis of HTI's differences between book and tax reporting and HTI's net operating loss carryforwards as of the acquisition date. Based on this analysis, Headwaters finalized the HTI purchase price allocation. The following table sets forth the final allocation to the tangible and intangible assets acquired and liabilities assumed, of the total consideration paid.

         (thousands of dollars)
        ---------------------------------------------------------- ------------
        Tangible assets acquired, net of liabilities assumed           $ 1,388
        Intangible assets acquired:
          Existing patented technology                                   9,700
          Acquired in-process research and development                   2,400
        Goodwill                                                         4,258
        Net deferred income tax liabilities                             (2,730)
                                                                   ------------
             Net assets acquired                                       $15,016
                                                                   ============

    The HTI acquisition was accounted for using the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. Approximately $9,700,000 of the purchase price was allocated to identifiable intangible assets consisting of existing patented technology with an estimated useful life of 15 years.

    Approximately $2,400,000 of the purchase price was allocated to purchased in-process research and development, consisting primarily of efforts focused on developing catalysts and catalytic processes to lower the cost of producing alternative fuels and chemicals while improving energy efficiency and reducing environmental risks. This amount represented the estimated purchased in-process technology for projects that had not reached technological feasibility and had no alternative use as of the acquisition date, and was expensed in 2001.

4.  Segment Reporting

    Until Headwaters acquired ISG in September 2002, Headwaters operated in and reported as a single industry segment, alternative energy. With the acquisition of ISG in September 2002, Headwaters now operates in three business segments,

                             HEADWATERS INCORPORATED

                                   ___________


    alternative energy, CCPs, and manufactured products. These segments are managed and evaluated separately by management based on fundamental differences in their operations, products and services.

    The alternative energy segment includes Headwaters' traditional coal-based solid alternative fuel business and HTI's business of developing and commercializing catalysts and catalytic processes for producing chemicals and converting low-value fossil fuels into high-value alternative fuels. Revenues for this segment include primarily sales of chemical reagents and license fees.

    The CCP segment includes ISG's business of supplying post-combustion services and technologies to the coal-fired electric utility industry. This segment markets and manages coal combustion products such as fly ash and bottom ash, known as CCPs. ISG has long-term contracts, primarily with coal-fired electric generating utilities, pursuant to which it manages the post-combustion operations for the utilities. ISG markets these CCPs to replace manufactured or mined materials, such as portland cement, lime, agricultural gypsum, fired lightweight aggregate, granite aggregate and limestone. CCP revenues consist primarily of the sale of products, along with a small percentage of service revenue.

    The manufactured products segment produces and sells standard masonry and stucco construction materials and supplies, packaged products and blocks, as well as some of ISG's value-added technology products. ISG has introduced high volumes of CCPs as ingredients in the mortars, stuccos and blocks that the manufactured products segment produces.

    The following segment information for 2002 has been prepared in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The accounting policies of the segments are the same as those described in Note 2. Performance of the segments is evaluated based on i) operating profit, and ii) operating profit before interest, taxes, depreciation and amortization, and other income/expense items ("EBITDA"). Intersegment sales are immaterial. Amounts included in the "Corporate" column represent costs not specifically attributable to any segment and include general corporate overheads, research and development expenses and other administrative departmental costs. Segment assets reflect those specifically attributable to individual segments and primarily include accounts receivable, inventory, property, plant and equipment, intangible assets and goodwill. Other assets are included in the "Corporate" column.

        (thousands of dollars)                      Alternative              Manufactured
                                                      Energy         CCP        Products      Corporate      Totals
        ------------------------------------------- ------------ ------------ -------------- ------------- ------------
        Segment revenue                                $110,753       $6,818         $1,774     $     --      $119,345
                                                    ============ ============ ============== ============= ============

        EBITDA                                          $51,877       $1,952           $150     $(11,185)      $42,794
        Depreciation and amortization                   (1,132)        (380)           (32)         (216)      (1,760)
                                                    ------------ ------------ -------------- ------------- ------------
        Operating income                                $50,745       $1,572           $118     $(11,401)       41,034
                                                    ============ ============ ============== =============
             Net interest income                                                                                   447
             Other income (expense), net                                                                       (1,245)
             Income tax provision                                                                             (15,950)
                                                                                                           ------------
        Net income                                                                                             $24,286
                                                                                                           ============

        Capital expenditures                               $546         $236            $--           $14         $796
                                                    ============ ============ ============== ============= ============

        Segment assets                                  $33,413     $286,002        $21,869       $31,573     $372,857
                                                    ============ ============ ============== ============= ============


                             HEADWATERS INCORPORATED

                                   ___________



5.  Notes Receivable

    Notes receivable consisted of the following at September 30:

        (thousands of dollars)                                                                  2001         2002
        ----------------------------------------------------------------------------------------------------------
        Short-term Notes and Accrued Interest Receivable:

        Facility-dependent note receivable from a corporation and related accrued
          interest, collected in October 2001                                                 $6,598         $ --

        Other                                                                                    259          377

                                                                                         -------------------------
             Total short-term notes and accrued interest receivable                           $6,857         $377
                                                                                         =========================
        Long-term Notes and Accrued Interest Receivable:
        Note receivable from a limited liability corporation, bearing interest at LIBOR plus 0.9% (2.7% at September 30, 2002) payable quarterly, with principal due no later than September 2004. This note is collateralized by certain bridge loans and equity investments sold by Headwaters to this entity in September 2001. Following payment of the note principal,
        Headwaters has the right to receive the first $1,000 plus 20% of any additional cash received by the limited liability corporation related to the assets sold by Headwaters. This note is being accounted for on the cost recovery basis. An impairment loss of approximately $986 was recorded in 2002 due to a decline in the value of the underlying
        collateral.                                                                           $4,000       $2,700

        Unsecured note receivable arising from the sale of assets to a limited liability corporation with an effective 6.35% interest rate (which exceeds the stated rate). Principal, along with accrued interest, is due in four $500 installments from December 2003 through December 2006.
        Headwaters recorded a gain of approximately $1,342 on this sale.                          --        1,893
                                                                                        -------------------------
            Total long-term notes and accrued interest receivable                            $4,000        $4,593
                                                                                        =========================

6.  Property, Plant and Equipment

    Property, plant and equipment consisted of the following at September 30:

        (thousands of dollars)                              Estimated useful lives         2001         2002
        ----------------------------------------------------------------------------------------------------
        Land and improvements                                      30 years             $  379      $ 9,227
        Buildings and improvements                               5 - 40 years              624       10,488
        Equipment and vehicles                                   3 - 30 years            1,885       28,171
        Construction in progress                                                            --        3,523
                                                                                   -------------------------
                                                                                         2,888       51,409
        Less accumulated depreciation                                                     (208)        (860)
                                                                                   -------------------------
        Net property, plant and equipment                                               $2,680      $50,549
                                                                                   =========================

    Depreciation expense was approximately $784,000 in 2000, $93,000 in 2001 and $669,000 in 2002. As described in more detail in Note 14, Headwaters recorded approximately $12,615,000 of expense related to impaired assets during 2000.

                             HEADWATERS INCORPORATED

                                   ___________



7.  Intangible Assets

    Intangible assets consisted of the following at September 30:

        (thousands of dollars)                               Estimated useful lives     2001         2002
        -----------------------------------------------------------------------------------------------------
        ISG contracts                                              20 years        $        --     $106,400
        HTI patented technology                                    15 years              9,700        9,700
        ISG patents                                               71/2years                 --        2,764
        Other                                                    9 - 10 years            1,522        1,522
                                                                                   -------------------------
                                                                                        11,222      120,386
        Less accumulated amortization                                                     (470)      (1,468)
                                                                                   -------------------------
                                                                                       $10,752     $118,918
                                                                                   =========================

    Amortization expense was approximately $237,000 in 2000, $168,000 in 2001 and $998,000 in 2002. As described in more detail in Note 14, Headwaters wrote off approximately $2,189,000 of intangible assets during 2000.

8.  Liabilities

    Other Accrued Liabilities - Other accrued liabilities consisted of the following at September 30:

        (thousands of dollars)                                                                2001        2002
        ----------------------------------------------------------------------------- ------------- -----------
        Chemical reagent costs not yet invoiced                                             $  877     $ 2,957
        Royalties due to third parties                                                         725       1,608
        Health insurance                                                                        --       1,481
        Income taxes                                                                           239       1,244
        Costs related to ISG acquisition                                                        --       1,201
        Commitment to a feedstock supplier for a licensee's alternative fuel
          facility                                                                             576         576
        Costs related to HTI acquisition                                                       777          --
        Other                                                                                1,793       5,821
                                                                                      -------------------------
                                                                                            $4,987     $14,888
                                                                                      =========================
    Long-term Debt - Long-term debt consisted of the following at September 30:

         (thousands of dollars)                                                               2001        2002
        -------------------------------------------------------------------------------------------------------
        Senior secured debt with a face amount totaling $155,000                          $     --    $150,378
        Senior subordinated debentures with a face amount totaling $20,000                      --      19,603
        Short-term borrowings from an investment company, repaid in 2002
          (see Note 9)                                                                       4,095          --
        Other                                                                                  410         149
                                                                                      -------------------------
                                                                                             4,505     170,130
             Less: current portion                                                          (4,356)    (15,578)
                                                                                      -------------------------
             Total long-term debt                                                         $    149    $154,552
                                                                                      =========================

    Senior Secured Credit Agreement - In connection with the ISG acquisition, Headwaters entered into a $175,000,000 senior secured credit agreement with a syndication of lenders, under which a total of $155,000,000 was borrowed on the acquisition date. The remaining $20,000,000 is available for borrowing under the terms of this credit agreement. This debt was issued at a 3% discount and Headwaters received net cash proceeds of $150,350,000. The original issue discount is being accreted using the effective interest method and the accretion is recorded as interest expense. The debt is secured by all assets of Headwaters, bears interest at a variable rate (approximately 5.9% at September 30, 2002), and is repayable quarterly beginning December 2002 through August 2007. Required principal repayments total $15,500,000 in 2003, $31,000,000 in 2004, 2005 and 2006, and
    $46,500,000 in 2007. In certain situations, for example when Headwaters

                             HEADWATERS INCORPORATED

                                   ___________



    receives "excess cash flow," as defined, mandatory prepayments are required. Mandatory prepayments are calculated as a percentage ranging up to 100% of "excess cash flow," which percentage is based on Headwaters' "leverage ratio." The debt agreement also allows optional prepayments.

    The debt agreement contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset liens, capital expenditures in excess of $15,000,000 in any fiscal year, and the payment of dividends, among others. In addition, Headwaters must maintain certain financial ratios, including leverage ratios and interest coverage, as those terms are defined in the credit agreement. As of September 30, 2002, Headwaters must maintain a total leverage ratio of 3.0:1.0 or less. The maximum ratio declines over time until June 2004, at which time the ratio must remain at 2.0:1.0 or less. There is a similar leverage ratio requirement for the senior debt alone, which at September 30, 2002 must be 2.5:1.0 or less, declining over time through June 2004, at which time it must be maintained at 1.5:1.0 or less. The interest coverage requirement at September 30, 2002 was 3.75:1.0 or more. This ratio requirement increases over time, until December 2003, at which time the ratio must be maintained at a level of 5.0:1.0 or more. Headwaters was in compliance with all debt covenants as of September 30, 2002.

    Under the terms of the senior secured credit agreement, Headwaters may borrow up to a total $175,000,000; provided, however, that, except for the initial $20,000,000 of available revolving credit, the maximum borrowing limit is permanently reduced by the amount of any repayments of the initial $155,000,000 borrowed in September 2002. Terms of any additional borrowings under the credit agreement are generally the same as described in the preceding paragraphs. Finally, the credit agreement allows for the issuance of letters of credit, provided there is capacity available under the total credit line. As of November 15, 2002, two letters of credit for a total of $2,970,000 have been issued with expiration dates of March 2003 and November 2003. No other borrowings have been drawn or letters of credit issued through November 15, 2002. Headwaters pays a fee of 5/8% on the unused portion of the revolving credit agreement.

    Senior Subordinated Debentures - Also in connection with the ISG acquisition, Headwaters entered into a $20,000,000 subordinated loan agreement, under which senior subordinated debentures were issued at a 2% discount, with Headwaters receiving net cash proceeds of $19,600,000. The original issue discount is being accreted using the effective interest method and the accretion is recorded as interest expense. ISG management participated in one-half, or $10,000,000, of the $20,000,000 of debt issued. The other half was issued to a corporation. The debt is not secured, bears interest at an 18% rate, and is repayable in September 2007. It is senior to all other debt except the senior secured debt described above. The debt agreement allows for optional prepayments. Any prepayments paid to the corporation are subject to a prepayment charge which ranges from 5% of the principal prepaid in the first year to 1% of the principal prepaid in the last year of the five-year term of the debt agreement. Interest is payable quarterly, beginning October 2002 and is payable in cash at a 12% rate. At Headwaters' option, interest calculated at an additional 6% rate may be added to the principal balance in lieu of payment in cash. Headwaters currently intends to pay in cash the entire amount of interest which accrues.

    The loan agreement contains restrictions and covenants common to such agreements, and these are generally consistent with those described above for the senior secured debt. As of September 30, 2002, Headwaters must maintain a total leverage ratio of 3.25:1.0 or less. The maximum ratio declines over time until June 2004, at which time the ratio must remain at 2.25:1.0 or less. The interest coverage requirement at September 30, 2002 was 3.50:1.0 or more. This ratio requirement increases over time, until December 2003, at which time the ratio must be maintained at a level of 4.75:1.0 or more. Headwaters was in compliance with all debt covenants as of September 30, 2002.

                             HEADWATERS INCORPORATED

                                   ___________



    Interest Rates and Debt Maturities - The weighted-average interest rate on long-term debt was approximately 4.7% at September 30, 2001 and approximately 7.3% at September 30, 2002. Future maturities of long-term debt as of September 30, 2002 are as follows:


                                                        (thousands
                       Year ending September 30,       of dollars)
                   ----------------------------------- -------------
                                   2003                    $ 15,578
                                   2004                      31,030
                                   2005                      31,012
                                   2006                      31,013
                                   2007                      66,516
                                                       -------------
                      Total cash payments                   175,149
                      Unamortized debt discount              (5,019)
                                                       -------------
                      Net carrying value                   $170,130
                                                       =============

    Interest Costs - During 2000, Headwaters incurred total interest costs of approximately $4,814,000, including approximately $3,034,000 of non-cash interest expense resulting from amortization of debt discount and debt issuance costs. During 2001, Headwaters incurred total interest costs of approximately $224,000, including approximately $79,000 of non-cash interest expense. During 2002, Headwaters incurred total interest costs of approximately $553,000, including approximately $136,000 of non-cash interest expense. No interest costs were capitalized in any of these years.

9.  Financing and Other Equity Transactions

    In addition to the financing transactions related to the ISG and HTI acquisitions described in Notes 3 and 8, Headwaters entered into the following transactions from 2000 through 2002.

    Short-term Borrowings with an Investment Company - Headwaters has an arrangement with an investment company under which Headwaters could borrow up to 90% of the value of the portfolio of Headwaters' short-term investments with the investment company (see Note 8). Maximum borrowings under this arrangement during 2001 were approximately $4,095,000, which amount was outstanding at September 30, 2001. Maximum borrowings under this arrangement during 2002 were approximately $5,095,000, but there have been no borrowings since the quarter ended December 31, 2001. In connection with the issuance of long-term debt in September 2002, Headwaters agreed not to borrow under this arrangement.

    Convertible Debt - In 2000, Headwaters issued convertible secured debt and warrants to purchase approximately 1,172,000 shares of common stock, in two unrelated transactions, for total net proceeds of approximately $2,800,000. The warrants had exercise prices ranging from $0.88 to $3.60 per share, with expiration dates ranging from September 2002 to December 2002 and were assigned a value of approximately $562,000. This debt, along with the convertible debt issued to one of the same debt holders in September 1999, was convertible into common stock at market rates. During 2000, convertible debt with a face amount of approximately $1,280,000 and a carrying value of approximately $970,000 was converted into approximately 2,540,000 shares of common stock. In January 2000, Headwaters redeemed all of its remaining convertible debt.

    In 2000, the holder of a $4,000,000 note payable converted $2,000,000 of principal into approximately 1,186,000 shares of common stock and warrants for the purchase of approximately 296,000 shares of common stock. The warrants were exercisable through April 2005 at a price of $2.10 per share and were exercised in 2002. Headwaters repaid the remaining $2,000,000 of principal in 2000.

    Convertible Preferred Stock - During 2000, 200 shares of Series C preferred stock, along with related accumulated but undeclared dividends, were converted into approximately 180,000 shares of common stock; and 24,369 shares of Series D convertible preferred stock were converted into approximately 2,632,000 shares of common stock. Also in 2000, Headwaters redeemed the remaining outstanding 35,631 shares of Series D preferred stock. The total amount paid to redeem the preferred stock was approximately $4,454,000, including a redemption premium of approximately

                             HEADWATERS INCORPORATED

                                   ___________



    $1,882,000, which was charged directly to stockholders' equity. In 2001, all of the outstanding shares of preferred stock, consisting of 3,000 shares of Series A and 14,310 shares of Series B, were converted into a total of approximately 443,000 shares of common stock, representing a conversion price of $7.00 per common share. Headwaters paid the accrued but undeclared dividends of approximately $695,000 in cash rather than allowing conversion into common stock at a price below market.

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

    Treasury Stock - Beginning in 2000, Headwaters acquired shares of its common stock in connection with the stock repurchase program announced in May 2000 and expanded in June 2001. The program, as revised, authorizes Headwaters to purchase stock in the open market or through negotiated block transactions up to an aggregate of 20% of the outstanding common stock, or $15,000,000, whichever is greater. All treasury stock transactions are disclosed in the statements of changes in stockholders' equity.

    Notes and Interest Receivable - Related Parties, Collateralized by Common Stock - In January 2001, Headwaters accepted from a stockholder as full satisfaction of a 6%, collateral-based $5,000,000 note receivable, i) 150,000 shares of Headwaters stock and options to acquire 25,000 shares of Headwaters common stock for $1.50 per share that collateralized the note, both of which were cancelled, and ii) a new 6% collateralized promissory note receivable in the principal amount of $1,750,000. Prior to this transaction, the original note receivable was being carried at the value of the underlying collateral ($466,000 at September 30, 2000). Headwaters recognized a gain of approximately $541,000 representing the increase in value of that collateral from September 30, 2000 to the date the collateral was surrendered by the stockholder in payment of the note. Headwaters recorded the new note receivable at $0 due to substantial uncertainty of both the collectibility of the new note and the value of the new collateral. In October 2001, a $750,000 payment was received on the new promissory note, which amount, along with certain other assets, was accepted as full satisfaction of the new promissory note. The $750,000 gain on this transaction was recognized in 2002 and recorded as other income. Due to substantial uncertainty regarding both value and realization, Headwaters recorded the other assets obtained in that transaction at $0. Interest income of $515,000 was recognized in 2000 based on cash payments received on the note. No interest income was recognized in 2001.

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

    SEC Registration Statement - In July 2002, Headwaters filed a $250,000,000 universal shelf registration statement with the SEC that can be used for the sale of common stock, preferred stock, convertible debt and other securities, should Headwaters so choose. This registration statement was declared effective by the SEC in August 2002; however, a prospectus supplement describing the terms of any securities to be issued is required to be filed before any offering would commence under the registration statement. Headwaters could use the proceeds from securities offered under the shelf registration to reduce long-term debt, or for working capital and other general corporate purposes.

10. Fair Value of Financial Instruments

    Headwaters' financial instruments consist primarily of cash and cash equivalents, short-term investments, trade and notes receivable, accounts payable and long-term debt. All of these financial instruments except certain long-term debt as of September 30, 2002 are either carried at fair value as of the balance sheet date or are of a short-term nature. Accordingly,

                             HEADWATERS INCORPORATED

                                   ___________



    the carrying values for these financial instruments as reflected in the consolidated balance sheets for 2001 and 2002 closely approximated their fair values.

    Substantially all of Headwaters' long-term debt as of September 30, 2002 consists of debt issued in connection with the ISG acquisition in September 2002. As described in Note 8, approximately 90% of the outstanding debt balance carries a variable interest rate and approximately 10% of the outstanding debt balance carries a fixed rate. Due to the short period of time which has elapsed between issuance of this debt and Headwaters' fiscal year end, the face amount of all outstanding debt is deemed to approximate fair value as of September 30, 2002. As reflected in Note 8, the total carrying amount of the debt issued in September 2002 was approximately $169,981,000 as of September 30, 2002. The combined face amount, and therefore the approximate fair value as of September 30, 2002, of this debt totaled $175,000,000.

11. Stockholders' Equity

    Preferred Stock - Headwaters has 10,000,000 shares of authorized preferred stock, none of which was issued or outstanding as of September 30, 2001 or 2002.

    Stock Options - As of September 30, 2002, Headwaters had two stock option plans (the "Option Plans") under which 2,900,000 shares of common stock were reserved for ultimate issuance. As of September 30, 2002, options for approximately 214,000 shares of common stock could be granted under the Plans. A committee of Headwaters' Board of Directors (the "Committee"), or in its absence the Board, administers and interprets the Option Plans. This Committee is authorized to grant options and other awards both under the Option Plans and outside the Option Plans to eligible employees, officers, directors, and consultants of Headwaters. One of the Option Plans provides for the granting of both incentive stock options and non-statutory stock options; the other Option Plan provides only for the granting of non-statutory stock options. Terms of options granted under the Option Plans, including vesting requirements, are determined by the Committee. Options granted under the Option Plans vest over periods ranging up to ten years, expire ten years from the date of grant and are not transferable other than by will or by the laws of descent and distribution. Incentive stock option grants must meet the requirements of the Internal Revenue Code.

    Headwaters has elected to continue to apply APB 25 in accounting for options granted to employees and directors and does not currently plan to change to the fair value method. The alternative fair value method of accounting prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options, as discussed below. Under APB 25, no compensation expense is recognized for stock option grants to employees, officers and directors when the exercise price of stock options equals or exceeds the market price of Headwaters' common stock on the date of grant.

    In years prior to 1998, certain options were granted with terms considered compensatory. In such instances, the related compensation cost is amortized to expense over the applicable vesting period on a straight-line basis. Amortized compensation expense related to compensatory options granted in prior years was approximately $707,000, $93,000 and $93,000 for 2000, 2001 and 2002, respectively.

    If Headwaters had elected to account for options granted based on their fair value, as prescribed by SFAS 123, net income and income per share would have been changed to the pro forma amounts shown in the table below:

        (thousands of dollars, except per-share data)                           2000          2001         2002
        ---------------------------------------------------------------- ------------ ------------- ------------
        Net income (loss) attributable to common stockholders - reported      $1,364       $21,404      $24,286
                                                              - pro forma       (350)       18,944       20,692

        Basic income (loss) per share - reported                                0.07          0.94         1.00
                                      - pro forma                              (0.02)         0.83         0.85

        Diluted income (loss) per share - reported                              0.07          0.87         0.94
                                        - pro forma                            (0.02)         0.77         0.80

                             HEADWATERS INCORPORATED

                                   ___________


    The fair value of each stock option grant was determined using the Black-Scholes option pricing model and the following assumptions: expected stock price volatility of 50% to 90%, risk-free interest rates ranging from 1.7% to 6.3%, weighted average expected option lives of 4 to 5 years, and no dividend yield. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because Headwaters' stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of stock options.

    The following table is a summary of activity for all of Headwaters' stock options, including options not granted under the Option Plans, for the years ended September 30:

                                                          2000                   2001                    2002
                                                 ----------------------- ---------------------- -----------------------
                                                             Weighted-              Weighted-               Weighted-
                                                             average                average                 average
                                                              Exercise               Exercise                Exercise
        (thousands of shares)                      Shares      Price      Shares      Price       Shares      Price
        ---------------------------------------- ----------- ----------- ---------- ----------- ----------- -----------
        Outstanding at beginning of year              2,971      $ 6.18      3,822       $5.16       3,283      $ 5.80
           Granted                                    1,112        3.31        251        9.15         611       13.38
           Granted in exchange for HTI options           --          --        144        0.07          --          --
           Exercised                                   (42)        1.50      (822)        2.42       (852)        5.02
           Canceled                                   (219)       10.37      (112)        8.42        (52)        6.60
                                                 ----------- ----------- ---------- ----------- ----------- -----------
        Outstanding at end of the year                3,822      $ 5.16      3,283       $5.80       2,990      $ 7.56
                                                 =========== =========== ========== =========== =========== ===========
        Exercisable at end of year                    2,201       $5.29      2,171       $5.70       1,898       $6.08
                                                 =========== =========== ========== =========== =========== ===========

        Weighted-average fair value of
          options granted during the year
          below market                                            none                   $9.18                    none

        Weighted-average fair value of options
          granted during the year at market                       $1.09                  $5.20                   $7.35

        Weighted-average fair value of options
          granted during the year above market                    $1.19                   none                    none

    The following table summarizes information about all stock options outstanding at September 30, 2002:


            (thousands of shares)                  Outstanding Options                 Exercisable Options
           --------------------- ------------------------------------------------- ---------------------------
                                                                                        Number
                                      Number       Weighted-average   Weighted-       Exercisable    Weighted-
                                  Outstanding at      Remaining        average            at          average
            Range of Exercise     September 30,    Contractual Life    Exercise      September 30,   Exercise
                  Prices               2002            in Years         Price            2002          Price
           --------------------- ----------------- ----------------- ------------- -------------- ------------
              $0.01 to $3.00                  752               3.4        $ 1.75            589       $ 1.69
              $4.00 to $5.88                  831               4.9          4.74            719         4.75
             $8.25 to $12.97                  986               7.0         11.73            551        11.98
             $13.56 to $13.85                 421               9.3         13.73             39        13.56
                                 -----------------                                 --------------
                                            2,990                                          1,898
                                 =================                                 ==============

    In October 2002, the number of shares that can be granted under one of the Option Plans was increased by 350,000 shares. Subsequently, in November 2002, Headwaters granted to employees non-statutory options to purchase approximately 500,000 shares of common stock. These options have an exercise price of $16.97, which was equal to the fair market value of Headwaters' common stock on the date of grant.

                             HEADWATERS INCORPORATED

                                   ___________



    Common Stock Warrants - As of September 30, 2002, there were warrants outstanding for the purchase of approximately 179,000 shares of common stock at prices ranging from $1.32 to $1.56 per share and with expiration dates ranging from October 2002 to March 2005. All of these warrants were issued in connection with private placements of common and preferred stock or debt during 1999 and 2000.

    Stockholder Approval of Options and Warrants - The following table presents information related to stockholder approval of options and warrants, as of September 30, 2002.

    (thousands of shares)
    --------------------------------------------------------------------------------------------------------------------
                                                                           Weighted-average       Shares remaining available
                                         Shares to be issued              exercise price of       for future issuance under
                                           upon exercise of            outstanding options and         existing equity
              Plan Category              options and warrants                  warrants               compensation plans
    --------------------------------------------------------------------------------------------------------------------
    Option plan approved by
       stockholders                                       1,981                     $7.58                            46
    Option plans and warrants
       not approved by stockholders                       1,188                      6.59                           168
                                       ---------------------------------------------------------------------------------
    Total                                                 3,169                     $7.21                           214
                                       =================================================================================

    As discussed above, Headwaters has two primary stock option plans under which options have been granted. Headwaters has also issued several options outside of any plan, as well as warrants, in connection with various debt and equity financing transactions. One of the two primary stock option plans has been approved by stockholders; the other stock option plan has not been approved by stockholders. The amounts included in the caption "not approved by stockholders" in the above table represent amounts applicable under i) the stock option plan not approved by stockholders, ii) all stock options granted outside of any stock option plan, and iii) all outstanding warrants.

12. Income Taxes

    In 2000, Headwaters reported a net income tax benefit of $2,900,000, consisting of the recognition of $3,000,000 of its deferred tax asset, reduced by $100,000 of federal alternative minimum tax. In 2001, Headwaters reported a net income tax benefit of $7,049,000, consisting of the recognition of $7,470,000 of its deferred tax asset, reduced by $100,000 of federal alternative minimum tax and $321,000 of current state income tax expense. In 2002, as a result of recording the full value of its deferred tax asset in 2001, Headwaters recorded an income tax provision with an effective tax rate of approximately 40%. The income tax provision (benefit) consisted of the following at September 30:

        (thousands of dollars)                                            2000          2001          2002
        ---------------------------------------------------------------------------------------------------
        Current tax provision:
             Federal                                                   $   100     $     100       $ 3,490
             State                                                          --           321           920
                                                                  -----------------------------------------
        Total current tax provision                                        100           421         4,410

        Deferred tax provision (benefit):
             Federal                                                    (3,040)       (7,870)        9,720
             State                                                          40           400         1,820
                                                                  -----------------------------------------
        Total deferred tax provision (benefit)                          (3,000)       (7,470)       11,540
                                                                  -----------------------------------------
        Total income tax provision (benefit)                           $(2,900)      $(7,049)      $15,950
                                                                  =========================================

    As of September 30, 2001, Headwaters had net operating loss carryforwards ("NOLs") of approximately $24,000,000 and research and development tax credit carryforwards of approximately $220,000 for federal tax purposes. During 2002, Headwaters utilized all of these NOLs and tax credit carryforwards except for approximately $935,000 of HTI's acquisition date NOLs that are subject to an annual limitation of approximately $800,000 due to the change in ownership of HTI. Headwaters expects to utilize HTI's remaining NOLs in 2003 and 2004.

                             HEADWATERS INCORPORATED

                                   ___________


    The provision (benefit) for income taxes differs from the statutory federal income tax rate due to the following:

        (thousands of dollars)                                            2000          2001          2002
        ---------------------------------------------------------------------------------------------------
        Tax provision at 35% statutory rate                           $    274      $  5,064       $14,083
        State income taxes, net of federal tax effect                       25           470         1,780
        Change in valuation allowance                                  (10,400)      (14,200)           --
        Alternative minimum tax                                            100           100            --
        Acquired in-process research and development                        --           918            --
        Other, primarily redetermination of prior years' tax
          estimates                                                      7,101           599            87
                                                                  -----------------------------------------
           Income tax provision (benefit)                             $ (2,900)     $ (7,049)      $15,950
                                                                  =========================================
    The components of Headwaters' deferred income tax assets and liabilities were as follows as of September 30:

        (thousands of dollars )                                                         2001          2002
        ---------------------------------------------------------------------------------------------------
        Deferred tax assets:
             Unamortized non-refundable license fees                                 $ 2,640      $  2,491
             Estimated liabilities                                                       410         2,103
             Net operating loss carryforwards                                          9,120           411
             Write-down of related party note receivable                                 720           383
             Research and development tax credit carryforwards                           220            --
             Other, net                                                                  100            --
                                                                                ---------------------------
                  Total deferred tax assets                                           13,210         5,388
                                                                                ---------------------------

        Deferred tax liabilities:
             Intangible assets                                                            --       (45,128)
             Property, plant and equipment                                                --        (7,401)
             Other, net                                                                  (50)       (2,402)
                                                                                ---------------------------
                  Total deferred tax liabilities                                         (50)      (54,931)
                                                                                ---------------------------
        Net deferred tax asset (liability)                                           $13,160      $(49,543)
                                                                                ===========================

    The valuation allowance decreased by $10,400,000 and $14,200,000 during 2000 and 2001, respectively. A valuation allowance is provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Based primarily on results of operations in 2001 and expected future results of operations, Headwaters determined that as of September 30, 2001, it was more likely than not that its deferred tax assets would be fully realized and accordingly, the remaining valuation allowance was eliminated.

13. Basic and Diluted Income Per Share

    The following table sets forth the computation of basic and diluted income per share.

          (thousands of dollars and shares, except per-share data)                2000         2001         2002
          -------------------------------------------------------------------------------------------------------
          Numerator:
               Income before extraordinary item                                $11,542      $21,517      $24,286
               Extraordinary item                                               (7,860)          --           --
                                                                          ---------------------------------------
               Net income                                                        3,682       21,517       24,286
               Undeclared preferred stock dividends and
                 redemption premium                                             (2,260)        (113)          --

               Imputed preferred stock dividends                                  (58)           --           --
                                                                          ---------------------------------------
          Numerator for basic earnings per share -- net income
            attributable to common stockholders                                  1,364       21,404       24,286

          Effect of dilutive securities - preferred stock dividends                119          113           --
                                                                          ---------------------------------------
          Numerator for diluted earnings per share - net income
            attributable to common stockholders after assumed conversions      $ 1,483      $21,517      $24,286
                                                                          =======================================


                             HEADWATERS INCORPORATED

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                   ___________

          Denominator:
          Denominator for basic earnings per share - weighted-average
              shares outstanding                                                19,468       22,787       24,234
          Effect of dilutive securities:
               Shares issuable upon exercise of options and warrants               391        1,582        1,491
               Shares issuable upon conversion of preferred stock                2,113          268           --
                                                                          ---------------------------------------
          Total dilutive potential shares                                        2,504        1,850        1,491
                                                                          ---------------------------------------
          Denominator for diluted earnings per share - weighted-average
            shares outstanding after assumed exercises and conversions          21,972       24,637       25,725
                                                                          =======================================

          Basic earnings per share:
          Income before extraordinary item                                       $0.47        $0.94        $1.00
          Extraordinary item                                                     (0.40)          --           --
                                                                          ---------------------------------------
          Net income per common share                                            $0.07        $0.94        $1.00
                                                                          =======================================

          Diluted earnings per share:
          Income before extraordinary item                                       $0.43        $0.87        $0.94
          Extraordinary item                                                     (0.36)          --           --
                                                                          ---------------------------------------
          Net income per common share                                            $0.07        $0.87        $0.94
                                                                          =======================================

    During the periods presented, Headwaters' potentially dilutive securities consisted of options and warrants for the purchase of common stock, convertible debt and convertible preferred stock. For 2000, some options and warrants and certain convertible preferred stock were dilutive, but all other potentially dilutive securities were anti-dilutive and were not considered in the calculation. For 2001, most options and warrants and all of the then outstanding preferred stock were dilutive and were considered in the calculation. For 2002, most options and warrants were dilutive and were considered in the calculation.

    Anti-dilutive securities not considered in the diluted earnings per share calculation totaled approximately 7,000,000 shares in 2000, approximately 1,375,000 shares in 2001, and approximately 210,000 shares in 2002. Imputed preferred stock dividends were calculated based upon the amount by which the price of Headwaters' common stock exceeded the conversion price at the date convertible preferred shares were issued.

14. Unusual and Extraordinary Items

    Sale of Facilities - Headwaters' business plan through 2000 called for the construction and sale of alternative fuel manufacturing facilities and the licensing of Headwaters' technology to facility purchasers to generate ongoing royalties. In 1999, Headwaters sold a facility and remained contingently liable for $800,000 of the facility debt. This amount was recognized as income in 2001 due to the elimination of the contingency. In 2000, upon achieving specified operating performance milestones, Headwaters received additional cash payments related to the sale of this facility. The cash proceeds from these payments, net of obligations to third parties, approximated $7,377,000. Of the net amount received, Headwaters recognized $4,400,000 as a gain because there were no ongoing obligations associated with those payments. Headwaters deferred the recognition of $2,977,000, which amount was characterized as prepaid royalties in the agreement. This amount is being recognized as revenue on a straight-line basis through December 2007.

    Also, in 2000, Headwaters sold the three remaining alternative fuel facilities it owned plus an option to acquire a licensee facility. Headwaters reported net gains on these transactions totaling approximately $12,470,000. All of the gains on sale of facilities are included in other income in the consolidated statement of income.

    Gains on Other Transactions - During 2000, Headwaters recorded other income of approximately $1,079,000 related to the satisfaction of a contingent contract liability ($755,000) and the gain recognized on a note receivable transaction.

    2000 Asset Write-offs and Other Charges - In 2000, Headwaters recorded an impairment charge of approximately $14,804,000 related to assets located in Utah and Alabama. This impairment charge consisted of an approximate

                             HEADWATERS INCORPORATED

                                   ___________


    $12,615,000 write-down to net realizable value of certain plant and equipment which remained on the sites and was idled when alternative fuel facilities were sold, plus an approximate $2,189,000 write-off of an intangible asset which was no longer considered recoverable due to the relocation of a licensee facility. Headwaters also recorded employee severance and other non-cash charges from incremental amortization of deferred compensation from stock options (resulting from the termination of employees whose stock options became fully vested upon termination) totaling approximately $1,443,000. Other settlement charges ($979,000) and asset write-downs ($532,000) were recorded in 2000. All of these asset write-offs and other charges totaled approximately $17,758,000. Of this amount, approximately $16,037,000 represented non-cash expenses.

    Extraordinary Loss - In 2000, Headwaters redeemed all of its remaining convertible debt. The redemption consideration and early prepayment costs included approximately $7,037,000 in cash plus the issuance of approximately 214,000 shares of common stock. The loss recognized as a result of the total redemption consideration paid plus the acceleration of amortization of the unamortized debt discount and debt issuance costs in excess of the debt carrying value totaled approximately $7,860,000. This loss is reflected as an extraordinary item in the consolidated statement of income.

15. Commitments and Contingencies

    Commitments and contingencies as of September 30, 2002 not disclosed elsewhere are as follows:

    Leases - Rental expense was approximately $255,000 in 2000, $204,000 in 2001 and $720,000 in 2002. Headwaters has noncancellable operating leases for certain facilities and equipment. Most of these leases have renewal terms and expire in various years through 2016. As of September 30, 2002, minimum rental payments due under these leases are as follows:

              Year ending September 30:   (thousands of dollars)
             ---------------------------- --------------------
                        2003                   $ 8,927
                        2004                     6,900
                        2005                     4,777
                        2006                     3,229
                        2007                     2,589
                     Thereafter                  4,337
                                          --------------------
                                               $30,759
                                          ====================

    Subsequent to September 30, 2002, Headwaters entered into a new headquarters office lease arrangement which expires in 2008. Total minimum rental payments under the new lease agreement, which are not included above, total approximately $2,572,000.

    Sale, Purchase and Royalty Commitments - Certain of ISG's contracts with its customers and suppliers require ISG to make minimum sales and purchases. At September 30, 2002, these minimum requirements are as follows:

                                            (thousands of dollars)
                                        --------------------------------
                                                            Minimum
            Year ending September 30:    Minimum Sales     Purchases
           ---------------------------- ---------------- ---------------
                      2003                  $  521          $ 8,116
                      2004                     599            7,033
                      2005                     615            3,960
                      2006                     515            2,998
                      2007                     375            2,930
                   Thereafter                  813           10,656
                                        ---------------- ---------------
                                            $3,438          $35,693
                                        ================ ===============

                             HEADWATERS INCORPORATED

                                   ___________


    ISG also has minimum royalty commitments on certain net sales for calendar 2002 and 2003. Remaining minimum royalty commitments through December 31, 2003 total approximately $832,000.

    Employee Benefit Plans - In 2000, Headwaters' Board of Directors approved three employee benefit plans, the Headwaters Incorporated 401(k) Profit Sharing Plan, the 2000 Employee Stock Purchase Plan, and the Headwaters Incorporated Incentive Bonus Plan. Substantially all employees of Headwaters are eligible to participate in the 401(k) and Stock Purchase Plans after meeting certain age and length of employment requirements. All employees, except those directly involved in the operations of alternative fuel facilities owned by a licensee, are eligible to participate in the Incentive Bonus Plan. As of September 30, 2002, these plans were not effective for ISG employees; however, it is expected that during 2003, ISG's employees will begin to be covered under these plans.

    401(k) Plan. Under the terms of the 401(k) Plan, eligible employees may elect to make tax-deferred contributions of up to 15% of their compensation, subject to statutory limitations. Headwaters matches employee contributions up to a specified maximum rate and these matching contributions vest over a three-year period. Headwaters is not required to be profitable in order to make matching contributions.

    Stock Purchase Plan. The 2000 Employee Stock Purchase Plan provides eligible employees with an opportunity to increase their proprietary interest in the success of Headwaters by purchasing stock in Headwaters on favorable terms and to pay for such purchases through payroll deductions. A total of 500,000 shares of common stock are reserved for issuance under the Plan, with approximately 420,000 shares available for future issuance as of September 30, 2002. Under the Plan, employees purchase shares of stock directly from Headwaters, which shares are made available primarily from treasury shares repurchased on the open market or from authorized but unissued shares, if necessary. The Plan is intended to comply with Section 423 of the Internal Revenue Code, but is not subject to the requirements of ERISA. Employees purchase stock through payroll deductions of 1% to 10% of cash compensation, subject to certain limitations. The stock is purchased in a series of quarterly offerings. The cost per share to the employee is 85% of the lesser of the fair market value at the beginning of the offering period or the end of the offering period.

    Incentive Bonus Plan. The Incentive Bonus Plan, approved annually by the Compensation Committee of the Board of Directors, provides for annual cash bonuses to be paid if Headwaters accomplishes certain financial goals and if employees meet individual goals. A participant's cash bonus is based on Headwaters' success in meeting or exceeding specified financial performance targets established by the Compensation Committee of the Board of Directors, the employee's base pay, and individual performance during the year. Headwaters' financial goals are based upon an economic value added concept ("EVA") which purports to more closely align with a company's share price performance than other measurements of performance.

    ISG Benefit Plans. Eligible employees of ISG may participate in ISG's 401(k) Plan. ISG matches employee contributions up to a specified maximum rate and these matching contributions vest after three years. ISG is not required to be profitable in order to make matching contributions. ISG also has certain incentive bonus plans and sales commission plans that cover certain management and sales personnel that are generally effective for calendar 2002. Payments under the incentive bonus plans are generally dependent on exceeding specified EBITDA targets, and payments under the sales commission plans are generally based on a percentage of revenues billed.

    Total expense for all benefit plans of Headwaters and ISG was approximately $1,768,000 in 2000, $2,082,000 in 2001 and $3,300,000 in 2002.

    Medical Insurance - ISG has established a self-insured medical insurance plan for its employees with stop-loss coverage for amounts in excess of $75,000 per individual and approximately $5,100,000 in the aggregate for the current plan year ending December 31, 2002. ISG has contracted with a third-party administrator to assist in the payment and administration of claims. Insurance claims are recognized as expenses when incurred, including an estimate of costs incurred but not reported at the balance sheet date. As of September 30, 2002, approximately $1,481,000 has been accrued for this liability.

                             HEADWATERS INCORPORATED

                                   ___________


    Legal or Contractual Matters - Adtech. In October 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to an alternative fuel technology invented by Davidson. (This technology is distinct from the technology developed by Headwaters.) In September 2000, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee filed by Adtech, Inc. against Davidson and Headwaters. In the action, certain purported officers and directors of Adtech alleged that the technology purchase transaction was an unauthorized corporate action and that Davidson and Headwaters conspired together to effect the transfer. The complaint asserted related causes of action and sought unspecified money damages and other relief. In August 2001, the trial court granted Headwaters' motion to dismiss the complaint. Plaintiffs appealed the case to the Sixth Circuit Court of Appeals. In June 2002, the Sixth Circuit Court of Appeals issued an order i) affirming the District Court's judgment and order of dismissal, and
    ii) transferring to the Federal Circuit Court of Appeals plaintiff's appeal of the District Court's order denying the motion for relief from judgment. Because resolution of the appeal is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

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

    AJG. In December 1996, Headwaters entered into a technology license and proprietary chemical reagent sale agreement with AJG Financial Services, Inc. The agreement called for AJG to pay royalties and to purchase proprietary chemical reagent material from Headwaters. In October 2000, Headwaters filed a complaint in the Fourth District Court for the State of Utah against AJG alleging that it had failed to make payments and to perform other obligations under the agreement. Headwaters asserts claims including breach of contract, declaratory judgment, unjust enrichment, and accounting and seeks money damages as well as other relief. AJG's answer to the complaint denied Headwaters' claims and asserted counter-claims based upon allegations of misrepresentation and breach of contract. AJG seeks unspecified compensatory damages as well as punitive damages. Headwaters has denied the allegations of AJG's counter-claims. Because the litigation is at an early stage and resolution is uncertain, legal counsel cannot express an opinion as to the ultimate amount of recovery or liability.

    Nalco. In October 2000, Headwaters filed a complaint in the United States District Court for the District of Utah against Nalco Chemical Company ("Nalco"). Headwaters alleges that Nalco, by its sale and marketing of materials for use in creating alternative fuel, breached a non-disclosure agreement, misappropriated trade secrets, and violated patent rights of Headwaters. Headwaters seeks by its complaint injunctive relief and damages to be proven at trial. Nalco filed an answer denying the allegations in the complaint and asserting counter-claims alleging patent invalidity, antitrust violations, and interference with economic relations. Headwaters denies the counter-claims; however, if Nalco prevails on its counter-claims, the result could have a material adverse effect on Headwaters' business. Because the litigation is at an early stage and resolution is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, that might be recovered.

                             HEADWATERS INCORPORATED

                                   ___________


    License Fees. Pursuant to the contractual terms of an agreement with a certain licensee, the cumulative net license fees generated by Headwaters, totaling approximately $6,000,000 as of September 30, 2002, have been placed in escrow for the benefit of Headwaters. Headwaters currently expects the escrowed amounts to increase as additional license fees are generated and that most, if not all, of such amounts will be recognized as revenue at some future date. Certain accounting rules governing revenue recognition require that the seller's price to the buyer be "fixed or determinable" as well as reasonably certain of collection. In this situation, those rules appear to currently preclude revenue recognition. Accordingly, none of the escrowed amounts have been recognized as revenue in the consolidated statements of income.

    Other. Headwaters and its subsidiaries are also involved in other legal proceedings that have arisen in the normal course of business. For example, certain subsidiaries of ISG are involved in legal proceedings involving allegations of breach of warranty and sales of defective building products applied by third parties to building exteriors. Generally, ISG denies and defends such allegations or resolves such matters as appropriate. Management does not believe that the outcome of these matters will have a significant adverse effect upon the operations or the financial position of Headwaters; however, it is possible that a change in management's estimates of probable liability could occur and the change could be significant.

    Employment Agreements - Headwaters and its subsidiaries have entered into employment agreements with its Chief Executive Officer and 15 other officers and employees. The agreements have original terms ranging from two to five years and are generally renewable by Headwaters, usually for one-year terms. They provide for annual salaries currently ranging from approximately $75,000 to $400,000 annually per person. The annual commitment under all agreements combined is currently approximately $2,990,000. All agreements provide for termination benefits, ranging from at least six months' salary, up to a maximum period equal to the remaining term of the agreement.

16. Related Party Transactions

    In addition to related party transactions disclosed elsewhere, Headwaters purchases certain insurance benefits for its employees from various companies for which a director of Headwaters acts as a broker or agent. Gross payments to those insurance companies totaled approximately $361,000 in 2000, $381,000 in 2001 and $532,000 in 2002.

17. Quarterly Financial Data (Unaudited)

    Summarized quarterly financial data for 2001 and 2002 is as follows:

                                                                                  2001
                                                      ----------------------------------------------------------------
                                                        First        Second        Third        Fourth
       (thousands of dollars, except per-share data)   Quarter       Quarter      Quarter    Quarter (1)    Full Year
       ---------------------------------------------- ----------- ------------ ------------ ------------- ------------
         Net revenue                                     $12,316       $9,754      $10,699       $12,695      $45,464
         Gross profit                                      7,590        6,245        6,600         7,434       27,869
         Net income (1)                                    5,406        4,576        4,956         6,579       21,517
         Basic net income per common share                  0.23         0.20         0.22          0.29         0.94
         Diluted net income per common share                0.22         0.19         0.20          0.26         0.87

                                                                                   2002
                                                      ----------------------------------------------------------------
                                                         First       Second        Third        Fourth
       (thousands of dollars, except per-share data)    Quarter      Quarter      Quarter    Quarter (2)    Full Year
       ---------------------------------------------- ----------- ------------ ------------ ------------- ------------
         Net revenue                                     $18,422      $25,256      $31,968       $43,699     $119,345
         Gross profit                                     10,253       11,544       15,703        20,895       58,395
         Net income (2)                                    4,727        5,459        6,736         7,364       24,286
         Basic net income per common share                  0.20         0.23         0.27          0.30         1.00
         Diluted net income per common share                0.19         0.21         0.26          0.28         0.94

(1) In the fourth quarter of 2001, Headwaters recognized approximately $7,470,000 of its deferred tax asset (see Note 12), recorded losses totaling approximately $3,812,000 related to write-offs of notes receivable and losses on equity

                             HEADWATERS INCORPORATED

                                   ___________



        investments (see Note 2), and recorded $2,400,000 of expense related to in-process research and development purchased in the HTI acquisition (see Note 3).

(2) In the fourth quarter of 2002, Headwaters recorded approximately $2,568,000 of losses related to the write-off of deferred project / financing costs incurred in 2002 because management decided not to pursue the proposed projects / financings. Also, Headwaters recorded an impairment loss of approximately $986,000 related to a note receivable (see Note 5).