Form 10-Q
period 2002-12-31
HEADWATERS INC
filed 2003-02-11
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-27808


                             HEADWATERS INCORPORATED
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                     87-0547337
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

10653 South River Front Parkway, Suite 300
            South Jordan, Utah                               84095
--------------------------------------------              ------------
 (Address of principal executive offices)                  (Zip Code)

                                 (801) 984-9400
             -----------------------------------------------------
              (Registrant's telephone number, including area code)


            11778 South Election Road, Suite 210, Draper, Utah 84020
            ---------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]


The number of shares outstanding of the Registrant's common stock as of January 31, 2003 was 27,429,348.

                             HEADWATERS INCORPORATED

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
                                                                        Page No.
     ITEM 1.      FINANCIAL STATEMENTS (Unaudited):
                  Condensed Consolidated Balance Sheets - As of
                    September 30, 2002 and December 31, 2002...............  3
                  Condensed Consolidated Statements of Income -
                    For the three months ended December 31, 2001
                    and 2002...............................................  5
                  Condensed Consolidated Statement of Changes in
                    Stockholders' Equity - For the three months
                    ended December 31, 2002................................  6
                  Condensed Consolidated Statements of Cash Flows
                    - For the three months ended December 31, 2001
                    and 2002...............................................  7
                  Notes to Condensed Consolidated Financial Statements ....  8

     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.................... 16
     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK............................................ 20
     ITEM 4.      CONTROLS AND PROCEDURES.................................. 21

PART II - OTHER INFORMATION

     ITEM 1.      LEGAL PROCEEDINGS ....................................... 21
     ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS ............... 21
     ITEM 3.      DEFAULTS UPON SENIOR SECURITIES ......................... 21
     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..... 21
     ITEM 5.      OTHER INFORMATION........................................ 22
     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K ........................ 22

SIGNATURES................................................................. 23

CERTIFICATIONS............................................................. 24

Forward-looking Statements

Statements in this Form 10-Q, including those concerning the Registrant's expectations regarding its business, and certain of the information presented in this report, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. As such, actual results may vary materially from such expectations. For a discussion of the factors that could cause actual results to differ from expectations, please see the caption entitled "Forward-looking Statements" in Part I, Item 2 hereof. There can be no assurance that the Registrant's results of operations will not be adversely affected by such factors. Registrant undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinion only as of the date hereof.

Availability of SEC Filings

Headwaters makes available, free of charge, through its website
(www.hdwtrs.com), its Forms 10-K, 10-Q and 8-K, as well as its registration statements, as soon as reasonably practicable after those reports are electronically filed with the SEC.

ITEM 1.  FINANCIAL STATEMENTS

                                                   HEADWATERS INCORPORATED

                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                         (Unaudited)

                                                                                               September 30,     December 31,
(thousands of dollars)                                                                                  2002             2002
--------------------------------------------------------------------------------------------- --------------- ----------------

ASSETS
Current assets:
     Cash and cash equivalents                                                                $        7,284  $         8,311
     Short-term investments                                                                            5,907            5,690
     Trade receivables, net                                                                           50,331           42,003
     Inventories                                                                                       8,442            7,847
     Deferred income taxes                                                                             1,814            1,504
     Other current assets                                                                              4,155            2,889
                                                                                              --------------- ----------------
            Total current assets                                                                      77,933           68,244
                                                                                              --------------- ----------------

Property, plant and equipment, net                                                                    50,549           49,851
                                                                                              --------------- ----------------

Other assets:
     Notes and accrued interest receivable                                                             4,593            4,596
     Intangible assets, net                                                                          118,918          117,292
     Goodwill                                                                                        113,367          113,367
     Debt issue costs and other assets                                                                 7,497            7,051
                                                                                              --------------- ----------------
            Total other assets                                                                       244,375          242,306
                                                                                              --------------- ----------------

            Total assets                                                                      $      372,857  $       360,401
                                                                                              =============== ================



                                                        See accompanying notes.

                                                  HEADWATERS INCORPORATED

                                      CONDENSED CONSOLIDATED BALANCE SHEETS, continued
                                                        (Unaudited)

                                                                                              September 30,     December 31,
(thousands of dollars and shares, except per-share data)                                               2002             2002
-------------------------------------------------------------------------------------------- --------------- ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                        $       20,773  $        13,102
     Accrued personnel costs                                                                          7,293            4,498
     Accrued interest                                                                                   394            3,149
     Income taxes                                                                                     1,244            2,507
     Other accrued liabilities                                                                       13,250            9,791
     Current portion of long-term debt                                                               15,578           18,681
     Current portion of unamortized non-refundable license fees                                       4,378            1,645
                                                                                             --------------- ----------------
            Total current liabilities                                                                62,910           53,373
                                                                                             --------------- ----------------

Long-term liabilities:
     Long-term debt                                                                                 154,552          141,975
     Deferred income taxes                                                                           51,357           52,547
     Unamortized non-refundable license fees                                                          5,010            4,716
     Other long-term liabilities                                                                        432              435
                                                                                             --------------- ----------------
            Total long-term liabilities                                                             211,351          199,673
                                                                                             --------------- ----------------
            Total liabilities                                                                       274,261          253,046
                                                                                             --------------- ----------------

Commitments and contingencies

Stockholders' equity:
     Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 27,327 shares at September 30, 2002 (including 526 shares held in treasury) and 27,389 shares at December 31, 2002 (including 514
         shares held in treasury)                                                                        27               27
     Capital in excess of par value                                                                 126,265          126,994
     Accumulated deficit                                                                            (24,418)         (16,366)
     Treasury stock, at cost                                                                         (3,013)          (2,964)
     Other                                                                                             (265)            (336)
                                                                                             --------------- ----------------
            Total stockholders' equity                                                               98,596          107,355
                                                                                             --------------- ----------------

            Total liabilities and stockholders' equity                                       $      372,857  $       360,401
                                                                                             =============== ================


                                                         See accompanying notes.

                                                                    4

                                                     HEADWATERS INCORPORATED

                                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                           (Unaudited)

                                                                                                    Three Months Ended December 31,
                                                                                                    -------------------------------
(thousands of dollars, except per-share data)                                                                  2001          2002
--------------------------------------------                                                        ---------------- -------------
Revenue:
     Chemical reagent sales                                                                          $       10,343  $     29,068
     License fees                                                                                             5,816         8,778
     Coal combustion products revenues                                                                           --        38,286
     Manufactured products sales                                                                                 --        11,084
     Other revenues                                                                                           2,263         1,493
                                                                                                     --------------- -------------
          Total revenue                                                                                      18,422        88,709
                                                                                                     --------------- -------------

Operating costs and expenses:
     Cost of chemical reagents                                                                                7,229        19,011
     Cost of coal combustion products revenues                                                                   --        27,996
     Cost of manufactured products                                                                               --         8,605
     Cost of other revenues                                                                                     896           998
     Depreciation and amortization                                                                              331         3,084
     Research and development                                                                                   534         1,014
     Selling, general and administrative                                                                      2,250        10,024
                                                                                                     --------------- -------------
        Total operating costs and expenses                                                                   11,240        70,732
                                                                                                     --------------- -------------

Operating income                                                                                              7,182        17,977
                                                                                                     --------------- -------------

Other income (expense):
     Interest and net investment income (loss)                                                                  (28)           90
     Interest expense                                                                                           (39)       (4,526)
     Other, net                                                                                                 742            61
                                                                                                     --------------- -------------
          Total other income (expense), net                                                                     675        (4,375)
                                                                                                     --------------- -------------

Income before income taxes                                                                                    7,857        13,602

Income tax provision                                                                                         (3,130)       (5,550)
                                                                                                     --------------- -------------

Net income                                                                                           $        4,727  $      8,052
                                                                                                     =============== =============

Basic net income per common share                                                                    $         0.20  $       0.30
                                                                                                     =============== =============

Diluted net income per common share                                                                  $         0.19  $       0.29
                                                                                                     =============== =============


                                                     See accompanying notes.

                                                                5

                                             HEADWATERS INCORPORATED

               CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                                    For the Three Months Ended December 31, 2002




                                                  Common Stock                                            Common stock
                                              ---------------------- Capital in excess    Accumulated        held in
(thousands of dollars and shares)               Shares     Amount      of par value         deficit         treasury        Other
--------------------------------------------------------- ---------- --------------- ---------------- ---------------- -------------
Balances as of September 30, 2002                 27,327      $27       $ 126,265          $(24,418)         $(3,013)      $(265)

Exercise of stock options                             62       --              63

Tax benefit from exercise of stock options                                    570

12 shares of treasury stock transferred to
  employee stock purchase plan, at cost                                        96                                 49

Other                                                                                                                        (71)

Net income                                                                                    8,052
                                              ----------- -------- --------------- ------------------ ---------------- -----------
Balances as of December 31, 2002                  27,389      $27        $126,994          $(16,366)         $(2,964)      $(336)
                                              =========== ======== =============== ================== ================ ===========


                                                      See accompanying notes.

                                                                6

                                             HEADWATERS INCORPORATED

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                                         Three Months Ended
                                                                                                            December 31,
                                                                                                     -------------- -------------
     (thousands of dollars)                                                                                   2001          2002
---------------------------------------------------------------------------------------------------- -------------- -------------
     Cash flows from operating activities:
     Net income                                                                                      $       4,727  $      8,052
     Adjustments to reconcile net income to net cash provided by (used in) operating activities:
           Deferred income taxes                                                                             2,632         1,500
           Income tax benefit from exercise of stock options                                                   440           570
           Depreciation and amortization                                                                       331         3,084
           Interest expense related to amortization of debt discount and debt issue costs                       15           951
           Amortization of non-refundable license fees                                                        (276)         (294)
           Net loss (gain) on disposition of property, plant and equipment                                      15           (19)
           Other changes in operating assets and liabilities                                                (9,803)       (2,356)
                                                                                                     -------------- -------------
   Net cash provided by (used in) operating activities                                                      (1,919)       11,488
                                                                                                     -------------- -------------

   Cash flows from investing activities:
        Collections on notes receivable                                                                      6,778            28
        Purchase of property, plant and equipment                                                             (178)         (718)
        Net increase in other assets                                                                          (252)          (84)
                                                                                                     -------------- -------------
   Net cash provided by (used in) investing activities                                                       6,348          (774)
                                                                                                     -------------- -------------

   Cash flows from financing activities:
        Proceeds from issuance of short-term borrowings                                                      2,056            --
        Payments on long-term debt and short-term borrowings                                                (6,295)       (9,895)
        Employee stock purchases                                                                                46           145
        Proceeds from exercise of options and warrants                                                       1,447            63
        Purchase of common stock for the treasury                                                             (101)           --
                                                                                                     -------------- -------------
   Net cash used in financing activities                                                                    (2,847)       (9,687)
                                                                                                     -------------- -------------

   Net increase in cash and cash equivalents                                                                 1,582         1,027

   Cash and cash equivalents, beginning of period                                                              999         7,284
                                                                                                     -------------- -------------

   Cash and cash equivalents, end of period                                                          $       2,581  $      8,311
                                                                                                     ============== =============


                                                     See accompanying notes.

                                                                7

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   __________


1.   Nature of Operations and Basis of Presentation

     Operations - Headwaters Incorporated provides technologies and services that maximize the value of fossil fuels. Headwaters is focused on providing services to energy companies, converting fossil fuels into alternative energy products, and generally adding value to energy. Headwaters generates revenues from managing coal combustion products ("CCPs") and from licensing its innovative chemical technologies to produce alternative fuel. Headwaters intends to expand its business through growth of existing operations, commercialization of technologies currently being developed, and strategic acquisitions of entities that operate in adjacent industries.

     Through its proprietary Covol Fuels process, Headwaters adds value to the production of coal-based solid alternative fuels primarily for use in electric power generation plants. Currently, Headwaters has licensed its technology to the owners of 28 alternative fuel facilities which are operating at various levels of production in ten states.

     Headwaters owns 100% of Industrial Services Group, Inc. ("ISG"), a Utah-based company formed in 1997 and acquired by Headwaters in September 2002 (see Note 2). ISG is the nation's largest provider of CCP management and marketing services to the electric power industry, serving more than 100 coal-fired electric power generation plants nationwide. Through its distribution network of over 130 locations, ISG is the leading provider of high quality fly ash to the building products and ready mixed concrete industries in the United States. ISG's manufactured products division develops, manufactures and distributes value-added fly ash-based bagged concrete, stucco, mortar and block products. ISG also develops and deploys technologies for maintaining and improving fly ash quality.

     Headwaters also owns 100% of Hydrocarbon Technologies, Inc. ("HTI"), a New Jersey company formed in 1995 and acquired by Headwaters in August 2001. HTI's research and development activities are directed at catalyst and nano-catalyst technologies used to convert coal and heavy oils into environment-friendly, higher-value liquid fuels.

     Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters' Annual Report on Form 10-K for the year ended September 30, 2002 ("Form 10-K"). Certain prior period amounts have been reclassified to conform with the current period's presentation. The reclassifications had no effect on net income or total assets.

     Headwaters' fiscal year ends on September 30 and unless otherwise noted, all future references to 2002 refer to Headwaters' fiscal quarter ended December 31, 2002 and all references to 2001 refer to Headwaters' fiscal quarter ended December 31, 2001.

     ISG's results of operations for the three-month period ended December 31, 2002 are consolidated with Headwaters' 2002 results. ISG's results of operations for periods prior to the September 2002 acquisition date have not been consolidated with Headwaters' 2001 results. Due in part to the seasonality of ISG's business, Headwaters' consolidated results of operations for 2002 are not indicative of the results to be expected for the full fiscal 2003 year.

2.   ISG Acquisition

     On September 19, 2002, Headwaters acquired 100% of the common stock of ISG, assumed or paid off all of ISG's outstanding debt and redeemed all of ISG's outstanding preferred stock. As described in more detail in the notes to the consolidated financial statements included in the Form 10-K, the ISG acquisition was accounted for using the purchase method of accounting as required by Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." Assets acquired and liabilities assumed were recorded at their estimated fair values as of September 19, 2002. The final allocation of the purchase price, including the estimated fair values for certain acquired property, will likely differ from the preliminary allocation reflected in the Form 10-K after final valuations and other procedures have been completed.

3.   Segment Reporting

     Until Headwaters acquired ISG in September 2002, Headwaters operated in and reported as a single industry segment, alternative energy. With the acquisition of ISG, Headwaters now operates in three business segments, alternative energy, CCPs, and manufactured products.

     The following segment information for 2002 has been prepared in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Performance of the segments is evaluated based on (i) operating profit, and (ii) operating profit before interest, taxes, depreciation and amortization, and other income/expense items ("EBITDA"). Intersegment sales are immaterial. Amounts included in the "Corporate" column represent costs not specifically attributable to any segment and include general corporate overhead, research and development expenses and other administrative departmental costs. Segment assets reflect those specifically attributable to individual segments and primarily include accounts receivable, inventories, property, plant and equipment, intangible assets and goodwill. Other assets are included in the "Corporate" column.

                                                    Alternative               Manufactured
       (thousands of dollars)                         Energy        CCPs        Products      Corporate      Totals
       ------------------------------------------- ------------ ------------ -------------- ------------- ------------
       Segment revenue                             $    39,339  $    38,286  $      11,084  $         --  $    88,709
                                                   ============ ============ ============== ============= ============

       EBITDA                                      $    18,159  $     7,364  $         963  $     (5,425) $    21,061
       Depreciation and amortization                      (290)      (2,520)          (174)         (100)      (3,084)
                                                   ------------ ------------ -------------- ------------- ------------
       Operating income                            $    17,869  $     4,844  $         789  $     (5,525)      17,977
                                                   ============ ============ ============== =============
            Net interest expense                                                                               (4,436)
            Other income (expense), net                                                                            61
            Income tax provision                                                                               (5,550)
                                                                                                          ------------
       Net income                                                                                         $     8,052
                                                                                                          ============


       Capital expenditures                        $       109  $       568  $          28  $         13  $       718
                                                   ============ ============ ============== ============= ============

       Segment assets                              $    34,444  $   275,325  $      19,670  $     30,962  $   360,401
                                                   ============ ============ ============== ============= ============

4.   Inventories

     Inventories consisted of the following at:


                                                September 30,     December 31,
         (thousands of dollars)                        2002             2002
         ----------------------------------- --------------- ----------------
         Raw materials                       $        1,198  $           892
         Finished goods                               7,244            6,955
                                             --------------- ----------------
                                             $        8,442  $         7,847
                                             =============== ================

5.   Intangible Assets and Goodwill

     Intangible Assets - As more fully described in the notes to the consolidated financial statements in the Form 10-K, with the exception of certain disclosures which could not be early implemented, Headwaters implemented SFAS No. 142, "Accounting for Goodwill and Intangible Assets," effective with the acquisitions of HTI in August 2001 and ISG in September 2002. Effective October 1, 2002, Headwaters fully implemented SFAS No. 142, which mandates the following disclosures.

     Headwaters has no intangible assets that are not being amortized. The following table summarizes the gross carrying amounts and the related accumulated amortization of all amortizable intangible assets as of:

                                                           September 30, 2002                December 31, 2002
                                                     -------------------------------- --------------------------------
                                                           Gross                           Gross
                                        Estimated         Carrying       Accumulated      Carrying       Accumulated
        (thousands of dollars)        useful lives         Amount       Amortization       Amount       Amortization
        ----------------------------- -------------- --------------- ---------------- --------------- ----------------
        ISG contracts                   20 years     $      106,400  $           179  $      106,400  $         1,509
        HTI patented technology         15 years              9,700              647           9,700              808
        ISG patents                    7 1/2 years            2,764                4           2,764               97
        Other                         9 - 10 years            1,522              638           1,522              680
                                                     --------------- ---------------- --------------- ----------------
                                                     $      120,386  $         1,468  $      120,386  $         3,094
                                                     =============== ================ =============== ================

     Total amortization expense related to intangible assets was approximately $204,000 in 2001 and $1,626,000 in 2002. Total estimated amortization expense for fiscal years 2003 through 2007 is approximately $6,507,000 per year.

     Goodwill - In accordance with SFAS No. 142, Headwaters does not amortize goodwill, all of which relates to the acquisitions of ISG and HTI. There were no changes in the carrying amount of goodwill during 2002. SFAS No. 142 requires Headwaters to periodically perform a test for goodwill impairment. Step 1 of the initial impairment test must be performed by March 31, 2003 and thereafter no less often than annually, or sooner if evidence of possible impairment arises. Impairment testing is performed at the reporting unit level and Headwaters has identified four reporting units: the Covol Fuels division and HTI (which together comprise the alternative energy segment), CCPs and manufactured products. Currently, goodwill exists only in the HTI and CCPs reporting units.

     Step 1 of the impairment test consists of determining and comparing the fair values of the reporting units to the carrying values of the reporting units. If step 1 is failed for either HTI or the CCPs reporting units, indicating a potential impairment, Headwaters would be required to complete step 2, which is a more detailed test to calculate the implied fair value of goodwill and compare that value to the carrying value of the goodwill.

     In June 2002, Headwaters performed an impairment test for HTI's goodwill using the former standards for impairment testing. No impairment was observed at that time. ISG's goodwill, all of which was assigned to the CCPs reporting unit, was determined in September 2002. Prior to March 31, 2003, Headwaters will perform step 1 tests for goodwill impairment for both HTI and the CCPs reporting units. If potential impairment is indicated during that test, Headwaters will perform step 2 testing prior to the end of fiscal 2003.

6.   Long-term Debt

     Long-term debt consisted of the following at:

                                                                            September 30,     December 31,
         (thousands of dollars)                                                      2002             2002
         --------------------------------------------------------------- ----------------- ----------------
         Senior secured debt with a face amount totaling $155,000 at
           September 30, 2002 and $145,125 at December 31, 2002          $        150,378  $       140,905

         Senior subordinated debentures with a face amount totaling
           $20,000                                                                 19,603           19,622

         Other                                                                        149              129
                                                                         ----------------- ----------------
                                                                                  170,130          160,656
              Less: current portion                                               (15,578)         (18,681)
                                                                         ----------------- ----------------
              Total long-term debt                                       $        154,552  $       141,975
                                                                         ================= ================

     Senior Secured Credit Agreement - In connection with the ISG acquisition, Headwaters entered into a $175,000,000 senior secured credit agreement with a syndication of lenders, under which a total of $155,000,000 was borrowed on the acquisition date. The remaining $20,000,000 is available for borrowing under the terms of this credit agreement. This debt was issued at a 3% discount and Headwaters received net cash proceeds of $150,350,000. The original issue discount is being accreted using the effective interest method and the accretion is recorded as interest expense. The debt is secured by all assets of Headwaters, bears interest at a variable rate (approximately 5.9% at December 31, 2002), and is repayable in quarterly installments through August 2007. In December 2002, principal repayments totaling $9,875,000 were made, which included a $6,000,000 optional early repayment. When optional prepayments are made, required principal repayments for all future periods are reduced and now total approximately $11,164,000 for the remainder of fiscal 2003, approximately $29,769,000 in fiscal years 2004, 2005 and 2006, and approximately $44,654,000 in fiscal 2007. In certain situations, for example when Headwaters receives "excess cash flow," as defined, mandatory prepayments are required. Mandatory prepayments are calculated as a percentage of "excess cash flow," ranging up to 100%, which percentage is based on Headwaters' "leverage ratio."

     The credit agreement contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset liens, capital expenditures in excess of $15,000,000 in any fiscal year, and the payment of dividends, among others. In addition, Headwaters must maintain certain financial ratios, including leverage ratios and interest coverage, as those terms are defined in the credit agreement. As of December 31, 2002, Headwaters must maintain a total leverage ratio of 2.75:1.0 or less. The maximum ratio declines over time until June 2004, at which time the ratio must remain at 2.0:1.0 or less. There is a similar leverage ratio requirement for the senior debt alone, which at December 31, 2002 must be 2.25:1.0 or less, declining over time through June 2004, at which time it must be maintained at 1.5:1.0 or less. The interest coverage requirement at December 31, 2002 was 4.0:1.0 or more. This ratio requirement increases over time, until December 2003, at which time the ratio must be maintained at a level of 5.0:1.0 or more. Headwaters was in compliance with all debt covenants as of December 31, 2002.

     Under the terms of the senior secured credit agreement, Headwaters may borrow up to a total $175,000,000; provided, however, that, except for the initial $20,000,000 of available revolving credit, the maximum borrowing limit is permanently reduced by the amount of any repayments of the initial $155,000,000 borrowed in September 2002. Terms of any additional borrowings under the credit agreement are generally the same as described in the preceding paragraphs. Finally, the credit agreement allows for the issuance of letters of credit, provided there is capacity under the available revolving credit line. As of January 31, 2003, two letters of credit for a total of $2,970,000 have been issued with expiration dates of March 2003 and November 2003. No other borrowings have been drawn or letters of credit issued through January 31, 2003. Headwaters pays a fee of 5/8% on the unused portion of the revolving credit agreement.

     Senior Subordinated Debentures - In connection with the ISG acquisition, Headwaters also entered into a $20,000,000 subordinated loan agreement, under which senior subordinated debentures were issued at a 2% discount, with Headwaters receiving net cash proceeds of $19,600,000. The original issue discount is being accreted using the effective interest method and the accretion is recorded as interest expense. ISG management participated in one-half, or $10,000,000, of the $20,000,000 of debt issued. The other half was issued to a corporation. The debt is not secured, bears interest at an 18% rate, and is repayable in September 2007. It is senior to all other debt except the senior secured debt described above. The debt agreement allows for optional prepayments. Any prepayments paid to the corporation are subject to a prepayment charge which ranges from 5% of the principal prepaid in the first year to 1% of the principal prepaid in the last year of the five-year term of the debt agreement. Interest is payable quarterly and is payable in cash at a 12% rate. At Headwaters' option, interest calculated at an additional 6% rate may be added to the principal balance in lieu of payment in cash. Headwaters currently intends to pay in cash the entire amount of interest which accrues.

     The loan agreement contains restrictions and covenants common to such agreements, and these are generally consistent with those described above for the senior secured debt. As of December 31, 2002, Headwaters must maintain a total leverage ratio of 3.0:1.0 or less. The maximum ratio declines over time until June 2004, at which time the ratio must remain at 2.25:1.0 or less. The interest coverage requirement at December 31, 2002 was 3.75:1.0 or more. This ratio requirement increases over time, until December 2003, at which time the ratio must be maintained at a level of 4.75:1.0 or more. Headwaters was in compliance with all debt covenants as of December 31, 2002.

     Interest Costs - As a result of the $6,000,000 early repayment of principal in December 2002, additional non-cash interest expense of approximately $365,000 was incurred, representing accelerated amortization of debt discount and debt issue costs associated with that principal amount. During 2002, Headwaters incurred total interest costs of approximately $4,533,000, including approximately $951,000 of non-cash interest expense and approximately $7,000 of interest costs that were capitalized. During 2001, Headwaters incurred total interest costs of approximately $39,000, including approximately $15,000 of non-cash interest expense. No interest costs were capitalized in 2001. The weighted-average interest rate on outstanding long-term debt was approximately 7.3% at September 30, 2002 and 7.4% at December 31, 2002.

7.   Stock Options

     Headwaters has elected to continue to apply the intrinsic value method as prescribed by APB 25 in accounting for options granted to employees, officers and directors and does not currently plan to change to the fair value method. The alternative fair value method of accounting prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, requires the use of option valuation models that were not developed for use in valuing employee stock options, as discussed below. Under APB 25, no compensation expense is recognized for stock option grants to employees, officers and directors when the exercise price of stock options equals or exceeds the market price of Headwaters' common stock on the date of grant.

     In years prior to 1998, certain options were granted with terms considered compensatory. In such instances, the related compensation cost is amortized to expense over the applicable vesting period on a straight-line basis. Amortized compensation expense related to compensatory options granted in prior years was approximately $23,000 in both 2001 and 2002. If the fair value provisions of SFAS No. 123 would have been applied to all options granted, compensation expense would have been approximately $558,000 in 2001 and approximately $833,000 in 2002.

     If Headwaters had elected to account for options granted based on their fair values, as prescribed by SFAS 123, net income and income per share for 2001 and 2002 would have been changed to the pro forma amounts shown in the table below.


                                                 Three Months Ended December 31,
         (thousands of dollars, except          --------------------------------
         per-share data)                              2001           2002
         --------------------------------------- -------------   ---------------
         Net income - as reported                    $4,727          $8,052
                    - pro forma                       4,192           7,242

         Basic income per share - as reported          0.20            0.30
                                - pro forma            0.18            0.27

         Diluted income per share - as reported        0.19            0.29
                                  - pro forma          0.17            0.26


     The fair values of the 2001 and 2002 option grants were determined using the Black-Scholes option pricing model and the following assumptions: expected stock price volatility of 40% to 60%, risk-free interest rates ranging from 1.7% to 4.0%, weighted average expected option lives of five years, and no dividend yield. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because Headwaters' stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of stock options.

     In October 2002, the number of shares that can be granted under Headwaters' 2002 Stock Incentive Plan was increased by 350,000 shares. Subsequently, in November 2002, Headwaters granted to the new ISG employees non-statutory options to purchase approximately 500,000 shares of common stock. These options have an exercise price of $16.97 per share, which was equal to the fair market value of Headwaters' common stock on the date of grant. In January 2003, Headwaters granted to non-employee directors options to purchase 36,000 shares of common stock. These options have an exercise price of $14.38 per share, which was equal to the fair market value of Headwaters' common stock on the date of grant.

     In January 2003, Headwaters' Board of Directors adopted, subject to shareholder approval in Headwaters' March 2003 Annual Meeting, a new stock option plan, the 2003 Stock Incentive Plan, which is described in more detail in Headwaters' Proxy Statement filed with the SEC on January 28, 2003. The 2003 Stock Incentive Plan reserves for issuance 1,000,000 shares of common stock. Stock options, restricted stock and stock appreciation rights may be granted under the 2003 Plan.

8.   Income Taxes

     The income tax provision consisted of the following:

                                                Three Months Ended December 31,
                                               ---------------------------------
     (thousands of dollars)                           2001             2002
     ----------------------------------------- ---------------- ----------------
     Current tax provision:
          Federal                              $            --  $         2,940
          State                                             60              540
                                               ---------------- ----------------
     Total current tax provision                            60            3,480

     Deferred tax provision:
          Federal                                        2,810            1,865
          State                                            260              205
                                               ---------------- ----------------
     Total deferred tax provision                        3,070            2,070
                                               ---------------- ----------------
     Total income tax provision                $         3,130  $         5,550
                                               ================ ================

9.   Earnings per Share

                                                                     Three Months Ended December 31,
                                                                   ----------------- ----------------
     (thousands of dollars and shares, except per-share data)                  2001             2002
     ------------------------------------------------------------- ----------------- ----------------
     Numerator - Net income                                        $          4,727  $         8,052
                                                                   ================= ================

     Denominator:
     Denominator for basic earnings per share - weighted-average
       shares outstanding                                                    23,592           26,834
     Effect of dilutive securities - shares issuable upon
       exercise of options and warrants                                       1,621            1,332
                                                                   ----------------- ----------------
     Denominator for diluted earnings per share -
       weighted-average shares outstanding after
       assumed exercises                                                     25,213           28,166
                                                                   ================= ================
     Basic net income per share                                    $           0.20  $          0.30
                                                                   ================= ================
     Diluted net income per share                                  $           0.19  $          0.29
                                                                   ================= ================

     Anti-dilutive securities not considered in the diluted earnings per share calculations, consisting of out-of-the money options, totaled approximately 695,000 shares in 2001and 290,000 shares in 2002.

10.  Commitments and Contingencies

     Commitments and contingencies as of December 31, 2002 not disclosed elsewhere, are as follows:

     Medical Insurance - For calendar 2002, ISG established a self-insured medical insurance plan for its employees. This plan has stop-loss coverage for amounts in excess of $75,000 per individual and approximately $5,100,000 in the aggregate for the plan year ended December 31, 2002. ISG contracted with a third-party administrator to assist in the payment and administration of claims. Insurance claims are recognized as expenses when incurred, including an estimate of costs for claims incurred but not reported at the balance sheet date. As of December 31, 2002, approximately $1,041,000 has been accrued for this liability. Effective January 1, 2003, Headwaters adopted a self-insured medical insurance plan for employees of all of its subsidiaries. This plan has stop-loss coverage for amounts in excess of $75,000 per individual and approximately $5,400,000 in the aggregate for the plan year ending December 31, 2003.

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

     License Fees. Pursuant to the contractual terms of an agreement with a certain licensee, the cumulative net license fees generated by Headwaters, totaling approximately $10,000,000 as of December 31, 2002, have been placed in escrow for the benefit of Headwaters. Headwaters currently expects the escrowed amounts to increase as additional license fees are generated and that most, if not all, of such amounts will be recognized as revenue at some future date. Certain accounting rules governing revenue recognition require that the seller's price to the buyer be "fixed or determinable" as well as reasonably certain of collection. In this situation, those rules appear to currently preclude revenue recognition. Accordingly, none of the escrowed amounts have been recognized as revenue in the consolidated statements of income.

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

     Incentive Agreements with ISG Principals. In January 2003, Headwaters executed incentive agreements, with an effective date of November 2002, with three of the former stockholders and officers of ISG, all of whom are current officers of either Headwaters or ISG. The agreements call for contingent payments totaling up to $5,000,000 in the event of (i) a change in control, as defined, or (ii) continuing employment through September 2004 and an increase in the average stock price for Headwaters' common stock for any calendar quarter exceeding $20 per share. The maximum payments would be required if there were a change in control prior to October 2004, or if the officers remain employed through September 2004 and the average stock price for any calendar quarter reaches $25 per share or more.

11.  SEC Registration Statement

     In July 2002, Headwaters filed a $250,000,000 universal shelf registration statement with the SEC that can be used for the sale of common stock, preferred stock, convertible debt and other securities, should Headwaters so choose. This registration statement was declared effective by the SEC in August 2002; however, a prospectus supplement describing the terms of any securities to be issued is required to be filed before any offering would commence under the registration statement. The most likely use of proceeds from securities offered under the shelf registration would be to reduce long-term debt; however, proceeds could also be used for working capital and other general corporate purposes.

12.  Recent Accounting Pronouncements

     In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. It also requires disclosures in interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Headwaters does not currently intend to voluntarily change to the fair value method of accounting for stock-based compensation, but has implemented the interim financial statement disclosure requirements (see Note 7).

     In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. This pronouncement must be implemented by Headwaters as of January 1, 2003. Headwaters has reviewed this standard and all other recently issued, but not yet adopted, accounting standards in order to determine their potential effect, if any, on the future results of operations or financial position of Headwaters. Based on that review, Headwaters does not currently believe that any of these recent accounting pronouncements will have a significant effect on its current or future financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto.

Acquisition of ISG and Segments

         The consolidated financial statements include the accounts of Headwaters and all of its subsidiaries, only two of which have significant operations, ISG and HTI. As more fully described in Note 2 to the consolidated financial statements, ISG was acquired on September 19, 2002. Accordingly, ISG's results of operations for the three-month period ended December 31, 2002 are consolidated with Headwaters' 2002 results. ISG's results of operations for periods prior to the September 2002 acquisition date have not been consolidated with Headwaters' 2001 results. ISG's business is seasonal; its strongest quarter is typically the September quarter, followed by the June and December quarters. The slowest quarter for ISG is the March quarter. Due in part to the seasonality of ISG's business, Headwaters' consolidated results of operations for 2002 are not indicative of the results to be expected for the full fiscal 2003 year.

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

         The alternative energy segment includes Headwaters' traditional coal-based solid alternative fuel business and HTI's research and development activities directed at catalyst and nano-catalyst technologies used to convert coal and heavy oils into environment-friendly, higher-value liquid fuels. Revenues for this segment include primarily sales of chemical reagents and license fees.

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

         The manufactured products segment produces and sells standard masonry and stucco construction materials and supplies, packaged products and blocks, as well as some of ISG's value-added technology products. ISG continually seeks to increase the volumes of CCPs used as ingredients in the mortars, stuccos and blocks that the manufactured products segment produces.

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

         The information set forth below compares Headwaters' operating results for the three months ended December 31, 2002 ("2002") with operating results for the three months ended December 31, 2001 ("2001").

         Revenue. Total revenue for 2002 increased by $70.3 million or 382% to $88.7 million as compared to $18.4 million for 2001. The major components of revenue are discussed in the sections below.

         Chemical Reagent Sales. Chemical reagent sales during 2002 were $29.1 million with a corresponding direct cost of $19.0 million. Chemical reagent sales during 2001 were $10.3 million with a corresponding direct cost of $7.2 million. The increase in chemical reagent sales during 2002 was due to increased alternative fuel production by Headwaters' licensees, as well as sales of chemical reagents to new customers. Currently, Headwaters expects its future chemical reagent sales revenue from all licensees and other customers to be higher than the amounts reported for fiscal 2002 due to anticipated increases in alternative fuel production by licensees and increased sales of chemical reagents to new customers. However, Headwaters does not expect the rate of growth in fiscal 2003 to be as high as it was for fiscal 2002. The gross profit margin increased in 2002 from 2001 due primarily to the reduction or elimination of certain temporary pricing discounts and differing chemical reagent formula requirements of certain licensees and new customers. Headwaters currently expects fiscal 2003 gross profit margins to be generally consistent with the 2002 reported gross profit margin.

         License Fees. During 2002, Headwaters recognized license fee revenue totaling $8.8 million, an increase of $3.0 million or 52% over $5.8 million of license fee revenue recognized during 2001. License fees in 2002 consisted of recurring license fees or royalty payments of $8.5 million and deferred revenue amortization of $0.3 million. License fees in 2001 consisted of recurring license fees of $5.5 million and deferred revenue amortization of $0.3 million.

         A major licensee which purchased four facilities from a former licensee in October 2001 did not operate those facilities during 2001. Headwaters earned approximately $3.2 million in license fees from this licensee in 2002. This factor was the primary cause of the increase in license fee revenue for 2002 over 2001. Headwaters currently expects license fee revenue in fiscal 2003 to exceed the amounts reported for the respective fiscal 2002 periods. However, these increases are expected to decline in the future as this business segment continues to mature and it is possible that unforeseen adverse events could occur in the future that would cause license fee revenue to decrease.

         Pursuant to the contractual terms of an agreement with a certain licensee, the cumulative net license fees generated by Headwaters, totaling approximately $10.0 million as of December 31, 2002, have been placed in escrow for the benefit of Headwaters. Headwaters currently expects the escrowed amounts to increase as additional license fees are generated and that most, if not all, of such amounts will be recognized as revenue at some future date. Certain accounting rules governing revenue recognition require that the seller's price to the buyer be "fixed or determinable" as well as reasonably certain of collection. In this situation, those rules appear to currently preclude revenue recognition. Accordingly, none of the escrowed amounts have been recognized as revenue in the consolidated statements of income.

         ISG Revenues and Cost of Revenues. Coal combustion products revenues and manufactured product sales and the related cost of revenue captions represent ISG's revenues and cost of revenues for 2002. There were no comparable revenues and cost of revenues for ISG in 2001.

         Depreciation and Amortization. These costs increased by $2.8 million to $3.1 million in 2002 from $0.3 million in 2001. The increase was primarily attributable to the depreciation and amortization of the tangible and intangible assets related to the ISG acquisition. Depreciation and amortization expense in subsequent quarters should be comparable to 2002, but will increase substantially in fiscal 2003 over the respective 2002 periods as a result of the ISG acquisition.

         Research and Development. Research and development expenses increased by $0.5 million to $1.0 million in 2002 from $0.5 million in 2001. The increase was primarily attributable to the costs of ISG's research and development activities. In 2001, research and development expenses primarily represent costs related to HTI's activities.

         Selling, General and Administrative Expenses. These expenses increased $7.7 million or 335% to $10.0 million for 2002 from $2.3 million for 2001. The increase in 2002 was due primarily to the inclusion of ISG's costs and to a lesser extent an increase in compensation-related costs of approximately $0.8 million and an increase in professional services expenses of approximately $0.5 million. The increase in compensation-related costs related primarily to an increase in incentive-based pay as a result of improved operating results. The increase in professional services expenses was due primarily to increased legal activity during the quarter associated with legal actions Headwaters is currently pursuing.

         Other Income and Expense. During 2002, Headwaters reported net other expenses of $4.4 million compared to net other income of $0.7 million during 2001. The change of $5.1 million is primarily attributable to an increase in interest expense of $4.5 million and a one-time gain in 2001 for $0.8 million related to the collection of a note receivable that had previously been written off.

         Interest expense increased in 2002 due to the substantial increase in debt incurred in September 2002 to finance the acquisition of ISG. Interest expense in 2002 also includes $0.4 million related to accelerated amortization of debt discount and debt issue costs associated with a $6.0 million early repayment of senior debt principal. Interest expense will be significantly higher in fiscal 2003 compared to the respective fiscal 2002 periods as a result of the debt incurred to facilitate the ISG acquisition. In addition, any future early repayments of debt principal will accelerate the amortization of debt discount and debt issue costs.

         Income Tax Provision. In 2001, Headwaters recorded an income tax provision with an effective tax rate of approximately 40%. In 2002, the effective tax rate was 41%.

Liquidity and Capital Resources

         Net cash provided by operations during 2002 was $11.5 million compared to $1.9 million of net cash used in operations during 2001. Most of the positive cash flow from operating activities in both periods was attributable to net income; however in 2001, due to the significant growth in Headwaters' business and the corresponding cash requirements, operating activities resulted in a net cash outflow. During 2002, investing activities consisted primarily of payments for the purchase of property, plant and equipment. Investing activities in 2001 consisted primarily of the collection of a $6.5 million note receivable. Financing activities in both 2002 and 2001 consisted primarily of repayments of long-term debt and short-term borrowings.

         Operating Activities. Cash provided from operations in 2002 of $11.5 million primarily resulted from net income of $8.1 million, non-cash deferred income taxes, depreciation and amortization and the non-cash portion of interest expense (amortization of debt discount and debt issue costs).

         Investing and Financing Activities. Headwaters acquired ISG in September 2002. In order to obtain the cash necessary to acquire ISG and retire ISG's debt, Headwaters issued $175.0 million of new debt consisting of $155.0 million of senior secured debt and $20.0 million of subordinated debt (see Note 6 to the consolidated financial statements). In December 2002, principal repayments of the senior debt totaling $9.9 million were made, which included a $6.0 million optional early repayment. When optional prepayments are made, required principal repayments for all future periods are reduced. Currently, the remaining required fiscal 2003 principal repayments total $11.2 million. Headwaters may, in the future make additional optional early repayments of the senior debt depending on actual cash flows, Headwaters' current and expected cash requirements and other factors deemed significant by management.

         In 2002, payments for the purchase of property, plant and equipment totaled $0.7 million. These capital expenditures primarily related to ISG's business, in particular the CCP segment. Capital expenditures are currently expected to total approximately $10.0 million in fiscal 2003.

         In September 2001, Headwaters sold all of its remaining high-risk investments in exchange for a $4.0 million note receivable from a limited liability corporation. This note is due no later than September 2004, is collateralized by the bridge loans and equity investments sold and is being accounted for on the cost recovery method. As of December 31, 2002, this note has a carrying value of $2.7 million. Headwaters could incur additional losses if the remaining balance on the note is not repaid. At September 30, 2001, Headwaters had outstanding one other note receivable in the amount of $6.5 million. This note and the related accrued interest were collected in October 2001.

         In 2002, cash proceeds from employee stock purchases and from the exercise of options and warrants totaled $0.2 million, compared to $1.5 million in 2001. Option and warrant exercise activity is largely dependent on Headwaters' stock price and is not predictable. To the extent non-qualified stock options are exercised, or there are disqualifying dispositions of shares obtained upon the exercise of incentive stock options, Headwaters receives a tax benefit generally equal to the income recognized by the optionee. Such amounts, reflected in cash flows from operations in the consolidated statements of cash flows, were $0.6 million in 2002 and $0.4 million in 2001.

         Headwaters intends to expand its business through growth of existing operations, commercialization of technologies currently being developed, and strategic acquisitions of entities that operate in adjacent industries. Acquisitions over a certain size require the approval of current senior debt holders.

         In July 2002, Headwaters filed a $250.0 million universal shelf registration statement with the SEC that can be used for the sale of common stock, preferred stock, convertible debt and other securities, should Headwaters so choose. This registration statement was declared effective by the SEC in August 2002; however, a prospectus supplement describing the terms of any securities to be issued is required to be filed before any offering would commence under the registration statement. The most likely use of proceeds from securities offered under the shelf registration would be to reduce long-term debt; however, proceeds could also be used for working capital and other general corporate purposes.

         Working Capital. Headwaters' working capital remained essentially unchanged from September 30, 2002, to December 31, 2002. Decreases in current assets, primarily trade receivables, were offset by decreases in current liabilities, primarily accounts payable. These changes in current assets and current liabilities were primarily due to the seasonality of ISG's business. Headwaters expects operations to produce positive cash flows in future periods, which, combined with current working capital and the $20.0 million revolving line of credit described below, is expected to be sufficient for operating needs for the next 12 months.

         Long-term Debt. In connection with the ISG acquisition, Headwaters entered into a $175.0 million senior secured credit agreement with a syndication of lenders, under which a total of $155.0 million was borrowed on the acquisition date. The remaining $20.0 million is available for borrowing under the terms of this credit agreement. The debt is secured by all assets of Headwaters, bears interest at a variable rate (approximately 5.9% at December 31, 2002), and is repayable in quarterly installments through August 2007. Required principal repayments for all future periods currently total approximately $11.2 million for the remainder of fiscal 2003, approximately $29.8 million in fiscal years 2004, 2005 and 2006, and approximately $44.7 million in fiscal 2007. In certain situations, for example when Headwaters receives "excess cash flow," as defined, mandatory prepayments are required. Mandatory prepayments are calculated as a percentage of "excess cash flow," ranging up to 100%, which percentage is based on Headwaters' "leverage ratio."

         The credit agreement contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset liens, capital expenditures in excess of $15.0 million in any fiscal year, and the payment of dividends, among others. In addition, Headwaters must maintain certain financial ratios, including leverage ratios and interest coverage, as those terms are defined in the credit agreement. As of December 31, 2002, Headwaters must maintain a total leverage ratio of 2.75:1.0 or less. The maximum ratio declines over time until June 2004, at which time the ratio must remain at 2.0:1.0 or less. There is a similar leverage ratio requirement for the senior debt alone, which at December 31, 2002 must be 2.25:1.0 or less, declining over time through June 2004, at which time it must be maintained at 1.5:1.0 or less. The interest coverage requirement at December 31, 2002 was 4.0:1.0 or more. This ratio requirement increases over time, until December 2003, at which time the ratio must be maintained at a level of 5.0:1.0 or more. Headwaters was in compliance with all debt covenants as of December 31, 2002.

         Under the terms of the senior secured credit agreement, Headwaters may borrow up to a total $175.0 million; provided, however, that, except for the initial $20.0 million of available revolving credit, the maximum borrowing limit is permanently reduced by the amount of any repayments of the initial $155.0 million borrowed in September 2002. Terms of any additional borrowings under the credit agreement are generally the same as described in the preceding paragraphs. Finally, the credit agreement allows for the issuance of letters of credit, provided there is capacity under the available revolving credit line. As of January 31, 2003, two letters of credit for a total of $3.0 million have been issued with expiration dates of March 2003 and November 2003. No other borrowings have been drawn or letters of credit issued through January 31, 2003. Headwaters pays a fee of 5/8% on the unused portion of the revolving credit agreement.

         In connection with the ISG acquisition, Headwaters also entered into a $20.0 million subordinated loan agreement. ISG management participated in one-half, or $10.0 million, of the $20.0 million of debt issued. The other half was issued to a corporation. The debt is not secured, bears interest at an 18% rate, and is repayable in September 2007. It is senior to all other debt except the senior secured debt described above. The debt agreement allows for optional prepayments. Any prepayments paid to the corporation are subject to a prepayment charge which ranges from 5% of the principal prepaid in the first year to 1% of the principal prepaid in the last year of the five-year term of the debt agreement. Interest is payable quarterly and is payable in cash at a 12% rate. At Headwaters' option, interest calculated at an additional 6% rate may be added to the principal balance in lieu of payment in cash. Headwaters currently intends to pay in cash the entire amount of interest which accrues.

         The loan agreement contains restrictions and covenants common to such agreements, and these are generally consistent with those described above for the senior secured debt. As of December 31, 2002, Headwaters must maintain a total leverage ratio of 3.0:1.0 or less. The maximum ratio declines over time until June 2004, at which time the ratio must remain at 2.25:1.0 or less. The interest coverage requirement at December 31, 2002 was 3.75:1.0 or more. This ratio requirement increases over time, until December 2003, at which time the ratio must be maintained at a level of 4.75:1.0 or more. Headwaters was in compliance with all debt covenants as of December 31, 2002.

         Income Taxes. Although Headwaters has some net operating loss carryforwards ("NOLs") in certain states, remaining NOLs for federal tax purposes are not significant. Accordingly, Headwaters' cash requirements for income taxes in fiscal 2003 will be significant. In 2002, payments totaling approximately $2.3 million were made. Income tax payments for the remainder of fiscal 2003 are expected to be much higher proportionately than for the fiscal 2002 period.

         Summary of Future Cash Requirements. Significant future cash needs, in addition to operational working capital requirements, are currently expected to consist primarily of (i) debt service payments on outstanding long-term debt,
(ii) income taxes, and (iii) capital expenditures.

Recent Accounting Pronouncements

         In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. It also requires disclosures in interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Headwaters does not currently intend to voluntarily change to the fair value method of accounting for stock-based compensation, but has implemented the interim financial statement disclosure requirements (see
Note 7).

         In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. This pronouncement must be implemented by Headwaters as of January 1, 2003. Headwaters has reviewed this standard and all other recently issued, but not yet adopted, accounting standards in order to determine their potential effect, if any, on the future results of operations or financial position of Headwaters. Based on that review, Headwaters does not currently believe that any of these recent accounting pronouncements will have a significant effect on its current or future financial position or results of operations.


Forward-looking Statements

         Statements in this Quarterly Report on Form 10-Q regarding Headwaters' expectations as to the managing and marketing of coal combustion products, operation of facilities utilizing alternative fuel technologies, the marketing of alternative fuels, the receipt of licensing fees, royalties, and product sales revenues, the development, commercialization and financing of new technologies and other strategic business opportunities and acquisitions and other information about Headwaters that is not purely historical by nature, including those statements regarding Headwaters' future business plans, the operation of facilities, the availability of tax credits, the availability of feedstocks, and the marketability of the coal combustion products and alternative fuel, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Headwaters believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting the coal combustion products and alternative fuel industries or the economy generally, factors which could cause actual results to differ from expectations stated in these forward-looking statements include, among others, the following:

(1) Ability to repay our substantial debt obligations, including significant interest payments, under our senior secured credit facility and senior subordinated debentures.
(2) Restrictions on our ability to operate the businesses because of covenants in the senior secured credit facility and senior subordinated debentures.
(3)  Satisfactory resolution of several significant disputes in litigation.
(4)  Increased use and market acceptance of fly ash.
(5) Fluctuations in the price and sales of cement and concrete products markets in which ISG competes.
(6) Clean Air Act Amendments and regulations that could adversely impact coal consumption or the quality and quantity of coal combustion products.
(7) Potential property damage claims and the availability of insurance coverage for claims related to ISG's stucco and other building products.
(8) Liabilities in excess of Headwaters' insurance limits, not covered by insurance, or for which insurance is not available.
(9) Operating issues for licensed alternative fuel facilities including feedstock availability, moisture content, Btu content, correct application of chemical reagent, achieving significant chemical change, operability of equipment, production capacity, product durability, resistance to water absorption, overall costs of operations and other commercial factors surrounding the use of Covol Fuels' technologies.
(10) Marketing issues relating to acceptance and regulatory permitting of alternative fuels manufactured using Covol Fuels' technologies.
(11) Securing of suitable alternative fuel facility sites, including permits and raw materials, for relocation and operation of alternative fuel facilities and product sales.
(12) The market acceptance of products manufactured with Headwaters' technologies in the face of competition from traditional products.
(13) Dependence on licensees to successfully implement Covol Fuels' technologies and to make license and other payments to Covol Fuels.
(14) Maintenance of placed-in-service and other requirements under Section 29 of the tax code by alternative fuel manufacturing facilities.
(15) Changes in governmental regulations or failure to comply with existing regulations that could result in reduction or shutdown of operations of licensee alternative fuel facilities.
(16) The continued availability of tax credits to licensees under the tax code and each licensee's ability to use tax credits.
(17) The commercial feasibility of Covol Fuels' alternative fuel technologies upon the expiration of tax credits.
(18) Ability to commercialize new technologies which have only been tested in the laboratory and not in full-scale operations.
(19) Ability to commercialize the technology of HTI and to implement new business plans which are at an early stage of investigation and investment and which will require significant time, management, and capital investment.
(20) Success of HTI in conducting business in China.
(21) Success in the face of competition by others producing coal combustion products or alternative chemical reagent products.
(22) Sufficiency of intellectual property protections.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Headwaters is exposed to financial market risks, primarily related to changes in interest rates. Headwaters does not use derivative financial instruments for speculative or trading purposes, and no significant derivative financial instruments were outstanding as of December 31, 2002 or subsequent thereto.

         The majority of Headwaters' short-term investments, all of which are classified as trading securities, consist of fixed-rate U.S. government securities or securities backed by the U.S. government. Changes in interest rates can affect the market value of these investments, which are carried at market value in the consolidated balance sheets. The periodic adjustments to reflect changes in market value are included in interest and net investment income in the consolidated statements of income. Based on the current amount of short-term investments and expected near-term changes in the amount of short-term investments, Headwaters does not expect any material near-term investment losses to result from changes in interest rates.

         As described in more detail in Note 6 to the consolidated financial statements, Headwaters has outstanding $145.1 million of variable-rate long-term debt as of December 31, 2002. The interest rate on this debt as of December 31, 2002 is approximately 5.9%, which rate is first subject to change in April 2003. At that time, Headwaters can lock in a rate for one, two, three, or six months. A change in the interest rate of 1% would change interest expense by approximately $1.4 million during the next 12 months, considering required principal repayments.

ITEM 4.  CONTROLS AND PROCEDURES

         Disclosure controls are procedures that are designed with an objective of ensuring that information required to be disclosed in Headwaters' periodic reports filed with the SEC, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to Headwaters' management, including the CEO and CFO, in order to allow timely consideration regarding required disclosures.

         The evaluation of Headwaters' disclosure controls by the CEO and CFO included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Headwaters' management, including the CEO and CFO, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Based on their review and evaluation as of a date within 90 days of the filing of this Form 10-Q, and subject to the inherent limitations as described above, Headwaters' Chief Executive Officer and Chief Financial Officer have concluded that Headwaters' disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. They are not aware of any significant changes in Headwaters' disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See "ITEM 3: LEGAL PROCEEDINGS" in Headwaters' Annual Report on Form 10-K for the year ended September 30, 2002 for descriptions of current legal proceedings. There have been no material changes with respect to legal proceedings as they are described in the Form 10-K.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

         During the quarter ended December 31, 2002, pursuant to the exercise of options, approximately 49,000 shares of Headwaters restricted common stock were issued. Headwaters has several outstanding effective registration statements filed on Forms S-3 and Forms S-8. All of the shares of restricted common stock issued during the quarter have been registered under one of these registration statements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are included herein:

         10.82    Incentive Agreement between Headwaters and R Steve          *
                  Creamer dated as of November 12, 2002
         10.83 Incentive Agreement between Headwaters and Raul A. Deju * dated as of November 12, 2002
         10.84 Incentive Agreement between Headwaters and J. I. Everest, * II dated as of November 12, 2002
         99.3     Amended Incentive Bonus Plan dated 16 January 2003          *
         99.5     Certification of Chief Executive Officer                    *
         99.6     Certification of Chief Financial Officer                    *
         99.7     2003 Stock Incentive Plan                                   *
------------------------
          *        Filed herewith.

         (b) Headwaters filed the following Forms 8-K during the quarter ended December 31, 2002:

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

                                            HEADWATERS INCORPORATED

Date:  February 11, 2003                    By: /s/ Kirk A. Benson
                                                --------------------------------
                                                Kirk A. Benson, Chief Executive
                                                Officer and Principal Executive
                                                Officer

Date:  February 11, 2003                    By: /s/ Steven G. Stewart
                                                --------------------------------
                                                Steven G. Stewart, Chief
                                                Financial Officer and Principal
                                                Financial Officer

                                 CERTIFICATIONS

I, Kirk A. Benson, certify that:

1.       I have reviewed this Quarterly Report on Form 10-Q of Headwaters
         Incorporated;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of Headwaters as of, and for, the periods presented in this Quarterly Report;

4. Headwaters' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Headwaters and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to Headwaters, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

         b) evaluated the effectiveness of Headwaters' disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

         c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. Headwaters' other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 11, 2003

/s/ Kirk A. Benson
---------------------------
Kirk A. Benson
Chief Executive Officer

I, Steven G. Stewart, certify that:

1.       I have reviewed this Quarterly Report on Form 10-Q of Headwaters
         Incorporated;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of Headwaters as of, and for, the periods presented in this Quarterly Report;

4. Headwaters' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Headwaters and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to Headwaters, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

         (b) evaluated the effectiveness of Headwaters' disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

         (c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. Headwaters' other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 11, 2003

/s/ Steven G. Stewart
---------------------------
Steven G. Stewart
Chief Financial Officer