Form 10-Q
period 2003-03-31
HEADWATERS INC
filed 2003-05-07
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-27808


                             HEADWATERS INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                      87-0547337
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

    10653 South River Front Parkway, Suite 300
                South Jordan, Utah                          84095
    -------------------------------------------           ----------
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


The number of shares outstanding of the Registrant's common stock as of April 30, 2003 was 27,656,282.

                             HEADWATERS INCORPORATED

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                             No.
     ITEM 1.  FINANCIAL STATEMENTS (Unaudited):
              Condensed Consolidated Balance Sheets - As of
                September 30, 2002 and March 31, 2003 ......................  3
              Condensed Consolidated Statements of Income - For the
                three and six months ended March 31, 2002 and 2003 .........  5
              Condensed Consolidated Statement of Changes in
                Stockholders' Equity - For the six months ended
                March 31, 2003..............................................  6
              Condensed Consolidated Statements of Cash Flows - For the
                six months ended March 31, 2002 and 2003....................  7
              Notes to Condensed Consolidated Financial Statements .........  8
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS........................... 17
     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.... 22
     ITEM 4.  CONTROLS AND PROCEDURES....................................... 23

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS ............................................ 23
     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS .................... 23
     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES .............................. 23
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......... 23
     ITEM 5.  OTHER INFORMATION............................................. 24
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ............................. 24

SIGNATURES.................................................................. 25

CERTIFICATIONS.............................................................. 26



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

ITEM 1.  FINANCIAL STATEMENTS



                                                HEADWATERS INCORPORATED

                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (Unaudited)

                                                                                           September 30,      March 31,
(thousands of dollars)                                                                              2002           2003
--------------------------------------------------------------------------------------- ----------------- --------------
ASSETS

Current assets:
     Cash and cash equivalents                                                             $       7,284   $       7,882
     Short-term investments                                                                        5,907           2,786
     Trade receivables, net                                                                       50,331          49,838
     Inventories                                                                                   8,442          10,131
     Deferred income taxes                                                                         1,814           1,271
     Other current assets                                                                          4,155           5,253
                                                                                           -------------   -------------
            Total current assets                                                                  77,933          77,161
                                                                                           -------------   -------------

Property, plant and equipment, net                                                                50,549          50,460
                                                                                           -------------   -------------

Other assets:
     Notes and accrued interest receivable                                                         4,593           2,458
     Intangible assets, net                                                                      118,918         115,666
     Goodwill                                                                                    113,367         113,367
     Debt issue costs and other assets                                                             7,497           7,028
                                                                                           -------------   -------------
            Total other assets                                                                   244,375         238,519
                                                                                           -------------   -------------

            Total assets                                                                   $     372,857   $     366,140
                                                                                           =============   =============



                                                   See accompanying notes.

                                                HEADWATERS INCORPORATED

                                    CONDENSED CONSOLIDATED BALANCE SHEETS, continued
                                                      (Unaudited)


                                                                                           September 30,      March 31,
(thousands of dollars and shares, except per-share data)                                            2002           2003
--------------------------------------------------------------------------------------- ----------------- --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                      $      20,773   $      19,455
     Accrued personnel costs                                                                       7,293           4,359
     Accrued interest                                                                                394           2,857
     Income taxes                                                                                  1,244           1,367
     Other accrued liabilities                                                                    13,250           9,056
     Current portion of long-term debt                                                            15,578          22,151
     Current portion of unamortized non-refundable license fees                                    4,378           2,174
                                                                                           -------------   -------------
            Total current liabilities                                                             62,910          61,419
                                                                                           -------------   -------------

Long-term liabilities:
     Long-term debt                                                                              154,552         133,545
     Deferred income taxes                                                                        51,357          51,136
     Unamortized non-refundable license fees                                                       5,010           4,420
     Other long-term liabilities                                                                     432             399
                                                                                           -------------   -------------
            Total long-term liabilities                                                          211,351         189,500
                                                                                           -------------   -------------
            Total liabilities                                                                    274,261         250,919
                                                                                           -------------   -------------

Commitments and contingencies

Stockholders' equity:
     Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 27,327 shares at September 30, 2002 (including 526 shares held in treasury) and 27,591 shares at March 31, 2003 (including 493
       shares held in treasury)                                                                       27              28
     Capital in excess of par value                                                              126,265         127,966
     Accumulated deficit                                                                         (24,418)         (9,577)
     Treasury stock, at cost                                                                      (3,013)         (2,883)
     Other                                                                                          (265)           (313)
                                                                                           -------------   -------------
            Total stockholders' equity                                                            98,596         115,221
                                                                                           -------------   -------------

            Total liabilities and stockholders' equity                                     $     372,857   $     366,140
                                                                                           =============   =============


                                                    See accompanying notes.

                                                               4

                                                   HEADWATERS INCORPORATED

                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                         (Unaudited)



                                                             Three Months Ended March 31,       Six Months Ended March 31,
                                                          ----------------------------------  -------------------------------
(thousands of dollars, except per-share data)                         2002              2003             2002            2003
--------------------------------------------------------- ----------------  ----------------  ---------------  --------------
Revenue:
     Chemical reagent sales                                 $       16,944    $       33,123   $       27,287  $       62,191
     License fees                                                    6,626             8,948           12,441          17,726
     Coal combustion products revenues                                  --            31,168               --          69,454
     Manufactured products sales                                        --            11,700               --          22,784
     Other revenues                                                  1,686             1,114            3,950           2,607
                                                            --------------    --------------   --------------  --------------
          Total revenue                                             25,256            86,053           43,678         174,762
                                                            --------------    --------------   --------------  --------------

Operating costs and expenses:
     Cost of chemical reagents                                      11,640            21,782           18,869          40,793
     Cost of coal combustion products revenues                          --            23,422               --          51,418
     Cost of manufactured products                                      --             8,872               --          17,477
     Cost of other revenues                                          2,026             1,135            2,922           2,132
     Depreciation and amortization                                     333             3,167              664           6,251
     Research and development                                          595             1,106            1,129           2,120
     Selling, general and administrative                             3,227             9,801            5,477          19,825
                                                            --------------    --------------   --------------  --------------
        Total operating costs and expenses                          17,821            69,285           29,061         140,016
                                                            --------------    --------------   --------------  --------------

Operating income                                                     7,435            16,768           14,617          34,746
                                                            --------------    --------------   --------------  --------------

Other income (expense):
     Interest and net investment income                                 30                81                2             171
     Interest expense                                                  (17)           (3,541)             (56)         (8,068)
     Other, net                                                      1,351            (2,119)           2,093          (2,058)
                                                            --------------    --------------   --------------  --------------
          Total other income (expense), net                          1,364           (5,579)            2,039         (9,955)
                                                            --------------    --------------   --------------  --------------

Income before income taxes                                           8,799            11,189           16,656          24,791

Income tax provision                                                (3,340)           (4,400)          (6,470)         (9,950)
                                                            --------------    --------------   --------------  --------------

Net income                                                  $        5,459    $        6,789   $       10,186  $       14,841
                                                            ==============    ==============   ==============  ==============


Basic net income per common share                           $         0.23    $         0.25   $         0.43  $         0.55
                                                            ==============    ==============   ==============  ==============

Diluted net income per common share                         $         0.21    $         0.24   $         0.40  $         0.53
                                                            ==============    ==============   ==============  ==============


                                                     See accompanying notes.

                                                                5

                                                     HEADWATERS INCORPORATED

                               CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                      (Unaudited) For the Six Months Ended March 31, 2003



                                                     Common Stock            Capital                      Common stock
                                                 ----------------------     in excess      Accumulated       held in
  (thousands of dollars and shares)               Shares      Amount       of par value      deficit        treasury       Other
  -------------------------------------------    ---------   --------     --------------   ------------   -------------  ---------
  Balances as of September 30, 2002                 27,327    $   27        $ 126,265        $ (24,418)      $ (3,013)    $  (265)

  Exercise of stock options                            264         1              691

  Tax benefit from exercise of stock options                                      750

  33 shares of treasury stock transferred to
    employee stock purchase plan, at cost                                                          260                        130

  Other                                                                                                                       (48)

  Net income                                                                                    14,841
                                                    ------    ------        ---------        ---------        -------     -------
  Balances as of March 31, 2003                     27,591    $   28        $ 127,966        $  (9,577)       $(2,883)    $  (313)
                                                    ======    ======        =========        =========        =======     =======


                                                       See accompanying notes.

                                                                   6

                                                     HEADWATERS INCORPORATED

                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)



                                                                                                 Six Months Ended March 31,
                                                                                               ----------------------------
     (thousands of dollars)                                                                           2002             2003
---------------------------------------------------------------------------------------------- -----------      -----------
Cash flows from operating activities:
Net income                                                                                     $    10,186      $    14,841
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                                    664            6,251
      Interest expense related to amortization of debt discount and debt issue costs                    30            1,604
      Deferred income taxes                                                                          5,114              322
      Income tax benefit from exercise of stock options                                              1,390              750
      Amortization of non-refundable license fees                                                     (553)            (589)
      Net gain on disposition of property, plant and equipment                                      (1,334)            (116)
      Write-down of note receivable                                                                     --            2,142
   Other changes in operating assets and liabilities                                               (13,732)          (7,397)
                                                                                               -----------      -----------
Net cash provided by operating activities                                                            1,765           17,808
                                                                                               -----------      -----------

Cash flows from investing activities:
     Purchase of property, plant and equipment                                                        (317)          (2,910)
     Proceeds from disposition of property, plant and equipment                                        115              162
     Collections on notes receivable                                                                 6,842               54
     Net increase in other assets                                                                   (2,515)            (461)
                                                                                               -----------      -----------
Net cash provided by (used in) investing activities                                                  4,125           (3,155)
                                                                                               -----------      -----------

Cash flows from financing activities:
     Payments on long-term debt and short-term borrowings                                           (6,364)         (15,137)
     Proceeds from exercise of options and warrants                                                  3,387              692
     Employee stock purchases                                                                          187              390
     Proceeds from issuance of short-term borrowings                                                 2,056               --
     Purchase of common stock for the treasury                                                      (1,056)              --
                                                                                               -----------      -----------
Net cash used in financing activities                                                               (1,790)         (14,055)
                                                                                               -----------      -----------

Net increase in cash and cash equivalents                                                            4,100              598

Cash and cash equivalents, beginning of period                                                         999            7,284
                                                                                               -----------      -----------

Cash and cash equivalents, end of period                                                       $     5,099      $     7,882
                                                                                               ===========      ===========



                                               See accompanying notes.

                                                         7

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)
                                 _______________

1.   Nature of Operations and Basis of Presentation

     Operations - Headwaters Incorporated provides technologies and services that maximize the value of fossil fuels. Headwaters is focused on providing services to energy companies, converting fossil fuels into alternative energy products, and generally adding value to energy. Headwaters generates revenue from managing coal combustion products ("CCPs") and from licensing its innovative chemical technologies to produce alternative fuel. Headwaters intends to expand its business through growth of existing operations, commercialization of technologies currently being developed, and strategic acquisitions of entities that operate in adjacent industries.

     Through its proprietary Covol Fuels process, Headwaters adds value to the production of coal-based solid alternative fuels primarily for use in electric power generation plants. Currently, Headwaters has licensed its technologies to the owners of 28 alternative fuel facilities that are operating at various levels of production in ten states.

     Headwaters owns 100% of Industrial Services Group, Inc. ("ISG"), a Utah-based company formed in 1997 and acquired by Headwaters in September 2002 (see Note 2). ISG, through its wholly-owned subsidiary ISG Resources, Inc., is the nation's largest provider of CCP management and marketing services to the electric power industry, serving more than 100 coal-fired electric power generation plants nationwide. Through its distribution network of over 130 locations, ISG is the leading provider of high quality fly ash to the building products and ready mixed concrete industries in the United States. ISG's manufactured products division develops, manufactures and distributes value-added fly ash-based bagged concrete, stucco, mortar and block products. ISG also develops and deploys technologies for maintaining and improving fly ash quality.

     Headwaters also owns 100% of Hydrocarbon Technologies, Inc. ("HTI"), a New Jersey company formed in 1995 and acquired by Headwaters in August 2001. HTI's research and development activities are directed at catalyst and nano-catalyst technologies used to convert coal and heavy oils into environment-friendly, higher-value liquid fuels.

     Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist of normal recurring adjustments (including the write-down in March 2003 of a note receivable in the amount of approximately $2,142,000). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters' Annual Report on Form 10-K for the year ended September 30, 2002 ("Form 10-K") and in Headwaters' Quarterly Report on Form 10-Q for the quarter ended December 31, 2002. Certain prior period amounts have been reclassified to conform to the current periods' presentation. The reclassifications had no effect on net income or total assets.

     Headwaters' fiscal year ends on September 30 and unless otherwise noted, future references to 2002 refer to Headwaters' fiscal quarter and/or the six month period ended March 31, 2002, and references to 2003 refer to Headwaters' fiscal quarter and/or the six month period ended March 31, 2003.

     ISG's results of operations for the three- and six-month periods ended March 31, 2003 are consolidated with Headwaters' 2003 results. ISG's results of operations for periods prior to the September 2002 acquisition date have not been consolidated with Headwaters' 2002 results. Due to the seasonality of ISG's business and other factors, Headwaters' consolidated results of operations for 2003 are not indicative of the results to be expected for the full fiscal 2003 year.

2.   ISG Acquisition

     On September 19, 2002, Headwaters acquired 100% of the common stock of ISG, assumed or paid off all of ISG's outstanding debt and redeemed all of ISG's outstanding preferred stock. As described in more detail in the notes to the consolidated financial statements included in the Form 10-K, the ISG acquisition was accounted for using the purchase method of accounting as

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)
                                 _______________


     required by Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." Assets acquired and liabilities assumed were recorded at their estimated fair values as of September 19, 2002. The final allocation of the purchase price, including the estimated fair values for certain acquired property, will likely differ from the preliminary allocation reflected in the Form 10-K after final valuations and other procedures have been completed; however, management does not expect that the final allocation will differ materially.

3.   Segment Reporting

     Until Headwaters acquired ISG in September 2002, Headwaters operated in and reported as a single industry segment, alternative energy. With the acquisition of ISG, Headwaters now operates in three business segments: alternative energy, CCPs, and manufactured products.

     The following segment information for 2003 has been prepared in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Performance of the segments is evaluated based on (i) operating income, and (ii) earnings before interest, taxes, depreciation and amortization, and other income/expense items ("EBITDA"). Intersegment sales are immaterial. Amounts included in the "Corporate" column represent costs not specifically attributable to any segment and include general corporate overhead, research and development expenses and other administrative departmental costs. Segment assets reflect those specifically attributable to individual segments and primarily include accounts receivable, inventories, property, plant and equipment, intangible assets and goodwill. Other assets are included in the "Corporate" column.

                                                   Alternative               Manufactured
       (thousands of dollars)                        Energy        CCPs        Products     Corporate      Totals
       ------------------------------------------ ------------- ------------ ------------- -----------  ------------
       Three Months ended March 31, 2003

       Segment revenue                             $    43,185  $    31,168   $    11,700   $       --   $    86,053
                                                   ===========  ===========   ===========   ==========   ===========

       EBITDA                                      $    19,255  $     6,640   $     1,269   $  (7,229)   $    19,935
       Depreciation and amortization                     (284)      (2,652)         (124)        (107)       (3,167)
                                                   -----------  -----------   -----------   ----------   -----------
       Operating income                            $    18,971  $     3,988   $     1,145   $  (7,336)        16,768
                                                   ===========  ===========   ===========   ==========
            Net interest expense                                                                             (3,460)
            Other income (expense), net                                                                      (2,119)
            Income tax provision                                                                             (4,400)
                                                                                                         -----------

       Net income                                                                                        $     6,789
                                                                                                         ===========

       Capital expenditures                        $        20  $     1,789   $       372   $       11   $     2,192
                                                   ===========  ===========   ===========   ==========   ===========

       Six Months ended March 31, 2003

       Segment revenue                             $    82,524  $    69,454   $    22,784   $       --   $   174,762
                                                   ===========  ===========   ===========   ==========   ===========

       EBITDA                                      $    37,414  $    14,004   $     2,232   $ (12,653)   $    40,997
       Depreciation and amortization                     (574)      (5,171)         (298)        (208)       (6,251)
                                                   -----------  -----------   -----------   ----------   -----------
       Operating income                            $    36,840  $     8,833   $     1,934   $ (12,861)        34,746
                                                   ===========  ===========   ===========   ==========
            Net interest expense                                                                             (7,897)
            Other income (expense), net                                                                      (2,058)
            Income tax provision                                                                             (9,950)
                                                                                                          ----------

       Net income                                                                                         $   14,841
                                                                                                          ==========


       Capital expenditures                        $       129  $     2,357   $       400   $       24   $     2,910
                                                   ===========  ===========   ===========   ==========   ===========


       Segment assets as of March 31, 2003         $    40,375  $   277,283   $    21,853   $   26,629   $   366,140
                                                   ===========  ===========   ===========   ==========   ===========

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)
                                 _______________


4.   Inventories

     Inventories consisted of the following at:

                                               September 30,   March 31, 2003
          (thousands of dollars)                        2002
          ----------------------------------- --------------- ----------------
          Raw materials                        $       1,198   $          766
          Finished goods                               7,244            9,365
                                               -------------   --------------
                                               $       8,442   $       10,131
                                               =============   ==============

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

     Headwaters has no intangible assets that are not being amortized. The following table summarizes the gross carrying amounts and the related accumulated amortization of all amortizable intangible assets as of:

                                                           September 30, 2002                 March 31, 2003
                                                     -------------------------------- --------------------------------
                                                         Gross                            Gross
                                        Estimated       Carrying       Accumulated       Carrying       Accumulated
        (thousands of dollars)        useful lives       Amount       Amortization        Amount       Amortization
        ----------------------------- -------------- --------------- ---------------- --------------- ----------------
        ISG contracts                   20 years      $  106,400        $     179      $  106,400        $   2,839
        HTI patented technology         15 years           9,700              647           9,700              970
        ISG patents                    7 1/2 years         2,764                4           2,764              189
        Other                         9 - 10 years         1,522              638           1,522              722
                                                      ----------        ---------      ----------        ---------
                                                      $  120,386        $   1,468      $  120,386        $   4,720
                                                      ==========        =========      ==========        =========

     Total amortization expense related to intangible assets was approximately $204,000 and $1,626,000 for the three months ended March 31, 2002 and 2003, respectively, and $408,000 and $3,252,000 for the six months ended March 31, 2002 and 2003, respectively. Total estimated annual amortization expense for fiscal years 2003 through 2007 is approximately $6,500,000 per year.

     Goodwill - In accordance with the requirements of SFAS No. 142, Headwaters does not amortize goodwill, all of which relates to the acquisitions of ISG and HTI. There were no changes in the carrying amount of goodwill during 2003. SFAS No. 142 requires Headwaters to periodically perform tests for goodwill impairment. Step 1 of the initial impairment test was required to be performed no later than March 31, 2003; thereafter impairment testing is required to be performed no less often than annually, or sooner if evidence of possible impairment arises. Impairment testing is performed at the reporting unit level and Headwaters has identified four reporting units: i) the Covol Fuels division and ii) HTI (which together comprise the alternative energy segment), iii) CCPs and iv) manufactured products. Currently, goodwill exists only in the CCPs and HTI reporting units.

     Step 1 of impairment testing consists of determining and comparing the fair values of the reporting units to the carrying values of those reporting units. If step 1 is failed for either the CCPs or HTI reporting units, indicating a potential impairment, Headwaters would be required to complete step 2, which is a more detailed test to calculate the implied fair value of goodwill, and compare that value to the carrying value of the goodwill.

     During 2003, Headwaters performed step 1 impairment tests of the recorded goodwill in the CCPs and HTI reporting units. These tests indicated that the fair values of the reporting units exceeded their carrying values. Currently, Headwaters anticipates performing its annual, recurring tests for potential impairment in the third fiscal quarter ending June 30.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)
                                 _______________


6.   Long-term Debt

     Long-term debt consisted of the following at:
                                                                                 September 30,      March  31,
              (thousands of dollars)                                                      2002            2003
              --------------------------------------------------------------- ----------------- ---------------
              Senior secured debt with a face amount totaling $155,000 at
                   September 30, 2002 and $139,904 at March 31, 2003             $     150,378     $   135,947

              Senior subordinated debentures with a face amount totaling                19,603          19,642
              $20,000

              Other                                                                        149             107
                                                                                 -------------     -----------
                                                                                       170,130         155,696
              Less: current portion                                                   (15,578)        (22,151)
                                                                                 -------------     -----------
              Total long-term debt                                               $     154,552     $   133,545
                                                                                 =============     ===========

     Senior Secured Credit Agreement - In connection with the ISG acquisition, Headwaters entered into a $175,000,000 senior secured credit agreement with a syndication of lenders, under which a total of $155,000,000 was borrowed on the acquisition date. The credit agreement also allows up to $20,000,000 to be borrowed under a revolving credit arrangement. The debt was issued at a 3% discount and Headwaters received net cash proceeds of $150,350,000. The original issue discount is being accreted using the effective interest method and the accretion is recorded as interest expense. The debt is secured by all assets of Headwaters, bears interest at a variable rate (approximately 5.9% at March 31, 2003), and is repayable in quarterly installments through August 2007.

     In December 2002, principal repayments totaling $9,875,000 were made, which included a $6,000,000 optional early repayment. In February 2003, principal repayments totaling $5,221,000 were made, which included a $1,500,000 optional early repayment. When optional prepayments are made, required principal repayments for all future periods are reduced and as of March 31, 2003 totaled approximately $7,363,000 for the remainder of fiscal 2003, approximately $29,454,000 in fiscal years 2004, 2005 and 2006, and approximately $44,179,000 in fiscal 2007. In May 2003, principal repayments totaling $10,182,000 were made, which included a $6,500,000 optional early repayment. As a result of these repayments, future required principal repayments currently total approximately $3,506,000 for the remainder of fiscal 2003, approximately $28,048,000 in fiscal years 2004, 2005, and 2006, and approximately $42,072,000 in fiscal 2007. In certain situations, for example when Headwaters receives "excess cash flow," as defined, mandatory prepayments, in excess of the scheduled payments, are required. Mandatory prepayments are calculated as a percentage of "excess cash flow," ranging up to 100%, which percentage is based on Headwaters' "leverage ratio."

     The credit agreement contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset liens, capital expenditures in excess of $15,000,000 in any fiscal year, and the payment of dividends, among others. In addition, Headwaters must maintain certain financial ratios, including leverage ratios and interest coverage, as those terms are defined in the credit agreement. As of March 31, 2003, Headwaters must maintain a total leverage ratio of 2.75:1.0 or less. The maximum ratio declines over time until June 2004, at which time the ratio must remain at 2.0:1.0 or less. There is a similar leverage ratio requirement for the senior debt alone, which at March 31, 2003 must be 2.25:1.0 or less, declining over time through June 2004, at which time it must be maintained at 1.5:1.0 or less. The interest coverage requirement at March 31, 2003 was 4.0:1.0 or more and does not change until December 2003, at which time the ratio must be maintained at a level of 5.0:1.0 or more. Headwaters was in compliance with all debt covenants as of March 31, 2003.

     Under the terms of the senior secured credit agreement, Headwaters may borrow up to a total of $175,000,000; provided, however, that, except for the initial $20,000,000 of available revolving credit, the maximum borrowing limit is permanently reduced by the amount of any repayments of the initial $155,000,000 borrowed in September 2002. Terms of any additional borrowings under the credit agreement are generally the same as those described in the preceding paragraphs. Finally, the credit agreement allows for the issuance of letters of credit, provided there is capacity under the available revolving credit arrangement. Currently two letters of credit totaling $2,970,000 are outstanding, with expiration dates in November 2003 and March 2004. No other borrowings have been drawn or letters of credit issued. Headwaters pays a fee of 5/8% on the unused portion of the revolving credit arrangement.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)
                                 _______________


     Senior Subordinated Debentures - In connection with the ISG acquisition, Headwaters also entered into a $20,000,000 subordinated loan agreement, under which senior subordinated debentures were issued at a 2% discount, with Headwaters receiving net cash proceeds of $19,600,000. The original issue discount is being accreted using the effective interest method and the accretion is recorded as interest expense. ISG management participated in one-half, or $10,000,000, of the $20,000,000 of debt issued. The other half was issued to a corporation. The debt is not secured, bears interest at an 18% rate payable quarterly, and is repayable in September 2007. It is senior to all other debt except the senior secured debt described above. The debt agreement allows for optional prepayments. Any prepayments paid to the corporation are subject to a prepayment charge which ranges from 5% of the principal prepaid in the first year to 1% of the principal prepaid in the last year of the five-year term of the debt agreement.

     The loan agreement contains restrictions and covenants common to such agreements, and these are generally consistent with those described above for the senior secured debt. As of March 31, 2003, Headwaters must maintain a total leverage ratio of 3.0:1.0 or less. The maximum ratio declines over time until June 2004, at which time the ratio must remain at 2.25:1.0 or less. The interest coverage requirement at March 31, 2003 was 3.75:1.0 or more and does not change until December 2003, at which time the ratio must be maintained at a level of 4.75:1.0 or more. Headwaters was in compliance with all debt covenants as of March 31, 2003.

     Interest Costs - As a result of the $6,000,000 early repayment of principal in December 2002 and the $1,500,000 early repayment of principal in February 2003, additional non-cash interest expense of approximately $365,000 and $90,000, respectively, was incurred, representing accelerated amortization of debt discount and debt issue costs associated with those principal amounts.

     During the three months ended March 31, 2003, Headwaters incurred total interest costs of approximately $3,577,000, including approximately $653,000 of non-cash interest expense and approximately $36,000 of interest costs that were capitalized. During the six months ended March 31, 2003, Headwaters incurred total interest costs of approximately $8,114,000, including approximately $1,604,000 of non-cash interest expense and approximately $46,000 of interest costs that were capitalized. During the three- and six-month periods ended March 31, 2002, Headwaters incurred total interest costs of approximately $17,000 and $56,000, respectively, including approximately $15,000 and $30,000, respectively, of non-cash interest expense. No interest costs were capitalized in the 2002 periods. The weighted-average interest rate on outstanding long-term debt, disregarding amortization of debt issue costs and debt discount, was approximately 7.3% at September 30, 2002 and 7.4% at March 31, 2003.

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

     In years prior to 1998, certain options were granted with terms considered compensatory. In such instances, the related compensation cost is amortized to expense over the applicable vesting period on a straight-line basis. Amortized compensation expense related to compensatory options granted in prior years was approximately $23,000 for each of the three-month periods ended March 31, 2002 and 2003 and approximately $46,000 for each of the six-month periods ended March 31, 2002 and 2003. If the fair value provisions of SFAS No. 123 would have been applied to all options granted, compensation expense would have been approximately $608,000 and $932,000, respectively, for the three-month periods ended March 31, 2002 and 2003, and approximately $1,166,000 and $1,765,000, respectively, for the six-month periods ended March 31, 2002 and 2003.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)
                                 _______________


     If Headwaters had elected to account for options granted based on their fair values, as prescribed by SFAS 123, net income and income per share for 2002 and 2003 would have been changed to the pro forma amounts shown in the table below.

                                                                 Three Months Ended March 31,     Six Months Ended March 31,
                                                              -------------------------------- ------------------------------
         (thousands of dollars, except per-share data)                    2002           2003           2002            2003
         -------------------------------------------          ----------------- -------------- -------------- ---------------
         Net income - as reported                                   $    5,459     $    6,789     $   10,186      $   14,841

         Pro forma additional compensation expense                       (585)          (909)        (1,119)         (1,719)
                                                                    ----------     ----------     ----------      ----------
         Net income - pro forma                                     $    4,874     $    5,880     $    9,067      $   13,122
                                                                    ==========     ==========     ==========      ==========


         Basic income per share - as reported                       $     0.23     $     0.25     $     0.43      $     0.55
                                - pro forma                         $     0.20     $     0.22     $     0.38      $     0.49

         Diluted income per share - as reported                     $     0.21     $     0.24     $     0.40      $     0.53
                                  - pro forma                       $     0.19     $     0.21     $     0.36      $     0.47


     The fair values of the 2002 and 2003 option grants were determined using the Black-Scholes option pricing model and the following assumptions: expected stock price volatility of 40% to 60%, risk-free interest rates ranging from 1.7% to 4.0%, weighted average expected option lives of five years, and no dividend yield. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because Headwaters' stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of stock options.

     During the three months ended March 31, 2003, Headwaters granted to non-employee directors options to purchase 108,000 shares of common stock. These options have exercise prices ranging from $14.05 to $14.38 per share, the fair market value of Headwaters' common stock on the dates of grant. In January 2003 Headwaters' Board of Directors adopted and in March 2003 Headwaters' stockholders approved, a new stock option plan, the 2003 Stock Incentive Plan, which is described in more detail in Headwaters' Proxy Statement filed with the SEC on January 28, 2003. The 2003 Stock Incentive Plan reserves for issuance 1,000,000 shares of common stock. Stock options, restricted stock and stock appreciation rights may be granted under the 2003 Plan. Subsequent to March 31, 2003, Headwaters granted to employees and officers options to purchase approximately 390,000 shares of common stock. These options have an exercise price of $16.89 per share, the fair market value of Headwaters' common stock on the date of grant.

8.   Income Taxes

     The income tax provision consisted of the following:

                                                        Three Months Ended March 31,     Six Months Ended March 31,
                                                     -------------------------------- ------------------------------
         (thousands of dollars)                                  2002           2003           2002            2003
         ------------------------------------------- ----------------- -------------- -------------- ---------------
         Current tax provision:
              Federal                                      $      470     $    5,060     $      870      $    8,510
              State                                               390            518            486           1,118
                                                           ----------     ----------     ----------      ----------
         Total current tax provision                              860          5,578          1,356           9,628

         Deferred tax provision (benefit):
              Federal                                           2,270        (1,050)          4,680             300
              State                                               210          (128)            434              22
                                                           ----------     ----------     ----------      ----------
         Total deferred tax provision (benefit)                 2,480        (1,178)          5,114             322
                                                           ----------     ----------     ----------      ----------
         Total income tax provision                        $    3,340     $    4,400     $    6,470      $    9,950
                                                           ==========     ==========     ==========      ==========


                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)
                                 _______________


9.   Earnings per Share

         (thousands of dollars and shares,              Three Months Ended March 31,     Six Months Ended March 31,
                                                     -------------------------------- ------------------------------
         except per-share data)                                  2002           2003           2002            2003
         ------------------------------------------- ----------------- -------------- -------------- ---------------
         Numerator - Net income                            $    5,459     $    6,789     $   10,186      $   14,841
                                                           ==========     ==========     ==========      ==========
         Denominator:
         Denominator for basic earnings per share
           - weighted-average shares outstanding               23,924         26,983         23,758          26,909

         Effect of dilutive securities - shares
           issuable upon exercise of options
           and warrants                                         1,532          1,118          1,576           1,224
                                                           ----------     ----------     ----------      ----------
         Denominator for diluted earnings per
           share - weighted-average shares
           outstanding after assumed exercises                 25,456         28,101         25,334          28,133
                                                           ==========     ==========     ==========      ==========

         Basic net income per share                        $     0.23     $     0.25     $     0.43      $     0.55
                                                           ==========     ==========     ==========      ==========

         Diluted net income per share                      $     0.21     $     0.24     $     0.40      $     0.53
                                                           ==========     ==========     ==========      ==========

     Anti-dilutive securities not considered in the diluted earnings per share calculations, consisting of out-of-the money options, totaled approximately 110,000 and 510,000 shares for the three months ended March 31, 2002 and 2003, respectively, and 400,000 shares for each of the six month periods ended March 31, 2002 and 2003.

10.  Commitments and Contingencies

     Commitments and contingencies as of March 31, 2003 not disclosed elsewhere, are as follows:

     Medical Insurance - For calendar 2002, ISG established a self-insured medical insurance plan for its employees. This plan has stop-loss coverage for amounts in excess of $75,000 per individual and approximately $5,100,000 in the aggregate for the plan year ended December 31, 2002. ISG contracted with a third-party administrator to assist in the payment and administration of claims. Insurance claims are recognized as expenses when incurred, including an estimate of costs for claims incurred but not reported at the balance sheet date. As of March 31, 2003, approximately $265,000 is accrued for this calendar 2002 liability. Effective January 1, 2003, Headwaters adopted a self-insured medical insurance plan for employees of all of its subsidiaries. This plan has stop-loss coverage for amounts in excess of $75,000 per individual and approximately $6,000,000 in the aggregate for the plan year ending December 31, 2003 and approximately $615,000 is accrued as of March 31, 2003 for the 2003 calendar year.

     Legal or Contractual Matters - Adtech. In October 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to an alternative fuel technology invented by Davidson. (This technology is distinct from the technology developed by Headwaters.) In September 2000, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee filed by Adtech, Inc. against Davidson and Headwaters. In the action, certain purported officers and directors of Adtech alleged that the technology purchase transaction was an unauthorized corporate action and that Davidson and Headwaters conspired together to affect the transfer. The complaint asserted related causes of action and sought unspecified money damages and other relief. In August 2001, the trial court granted Headwaters' motion to dismiss the complaint. Plaintiffs appealed the case to the Sixth Circuit Court of Appeals. In June 2002, the Sixth Circuit Court of Appeals issued an order i) affirming the District Court's judgment and order of dismissal, and ii) transferring to the Federal Circuit Court of Appeals plaintiff's appeal of the District Court's order denying the motion for relief from judgment. Because resolution of the appeal is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)
                                 _______________


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

     License Fees. Pursuant to the contractual terms of an agreement with a certain licensee, the cumulative net license fees owed to Headwaters, totaling over $10,000,000 as of March 31, 2003, have been placed in escrow for the benefit of Headwaters. Headwaters currently expects the escrowed amounts to increase as additional license fees are generated and that most, if not all, of such amounts will be recognized as revenue at some future date. Certain accounting rules governing revenue recognition require that the seller's price to the buyer be "fixed or determinable" as well as reasonably certain of collection. In this situation, those rules appear to currently preclude revenue recognition. Accordingly, none of the escrowed amounts have been recognized as revenue in the consolidated statements of income.

     Other. Headwaters and its subsidiaries are also involved in other legal proceedings that have arisen in the normal course of business. For example, certain subsidiaries of ISG are involved in legal proceedings involving allegations of breach of warranty and sales of defective building products applied by third parties to building exteriors. Many claims are covered by insurance. Generally, ISG denies and defends such allegations or resolves such matters as appropriate. Management does not believe that the outcome of these matters will have a significant adverse effect upon the operations or the financial position of Headwaters; however, it is possible that a change in management's estimates of probable liability could occur and the change could be significant.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)
                                 _______________


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

11.  SEC Registration Statement

     In July 2002, Headwaters filed a $250,000,000 universal shelf registration statement with the SEC that can be used for the sale of common stock, preferred stock, convertible debt and other securities, should Headwaters so choose. The SEC declared this registration statement effective in August 2002; however, a prospectus supplement describing the terms of any securities to be issued is required to be filed before any offering would commence under the registration statement. The most likely use of proceeds from securities offered under the shelf registration would be to reduce long-term debt; however, proceeds could also be used for working capital and other general corporate purposes.

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

     In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. This pronouncement was required to be implemented by Headwaters as of January 1, 2003. Headwaters has reviewed this standard as well as all other recently issued accounting standards which have not yet been adopted in order to determine their potential effect, if any, on the future results of operations or financial position of Headwaters. Based on that review, Headwaters does not currently believe that any of these recent accounting pronouncements will have a significant effect on its current or future financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto.

Acquisition of ISG and Segments

         The consolidated financial statements include the accounts of Headwaters and all of its subsidiaries, only two of which have significant operations, ISG and HTI. As more fully described in Note 2 to the consolidated financial statements, Headwaters acquired ISG on September 19, 2002. Accordingly, ISG's results of operations for the three- and six-month periods ended March 31, 2003 are consolidated with Headwaters' 2003 results. ISG's results of operations for periods prior to the September 2002 acquisition date have not been consolidated with Headwaters' 2002 results. ISG's business is seasonal; its strongest quarter is typically the September quarter, followed by the June quarter and then the December quarter. The slowest quarter for ISG is the March quarter. Due to the seasonality of ISG's business and other factors, Headwaters' consolidated results of operations for 2003 are not indicative of the results to be expected for the full fiscal 2003 year.

         Until Headwaters acquired ISG in September 2002, Headwaters operated in and reported as a single industry segment, alternative energy. With the acquisition of ISG in September 2002, Headwaters now operates in three business segments: alternative energy, CCPs, and manufactured products. These segments are managed and evaluated separately by management based on fundamental differences in their operations, products and services.

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

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

         The information set forth below compares Headwaters' operating results for the three months ended March 31, 2003 ("2003") with operating results for the three months ended March 31, 2002 ("2002").

         Revenue. Total revenue for 2003 increased by $60.8 million or 240% to $86.1 million as compared to $25.3 million for 2002. The major components of revenue are discussed in the sections below.

         Chemical Reagent Sales. Chemical reagent sales during 2003 were $33.1 million with a corresponding direct cost of $21.8 million. Chemical reagent sales during 2002 were $16.9 million with a corresponding direct cost of $11.6 million. The increase in chemical reagent sales during 2003 was due to increased alternative fuel production by Headwaters' licensees, as well as sales of chemical reagents to new customers. Currently, Headwaters expects its future chemical reagent sales revenue from all licensees and other customers to be higher than the amounts reported for fiscal 2002 due to anticipated increases in alternative fuel production by licensees and increased sales of chemical reagents to new customers. However, Headwaters does not expect the rate of growth in fiscal 2003 to be as high as it was for fiscal 2002. The gross profit margin increased in 2003 from 2002 due primarily to the reduction or elimination of certain temporary pricing discounts and differing chemical reagent formula requirements of certain licensees and new customers. Headwaters currently expects gross profit margins for the remainder of fiscal 2003 will be a few percentage points lower than the 2003 reported gross profit margin due to higher chemical reagent costs, pricing discounts, and differing chemical reagent formula margins.

         License Fees. As more fully described in Headwaters Form 10-K, "ITEM 1:
BUSINESS, Covol Fuels," Headwaters earns license fees from the owners of facilities which use Headwaters' proprietary technology to produce solid alternative fuel. This alternative fuel, when sold, is eligible for federal tax credits under Section 29 of the Internal Revenue Code, currently through December 31, 2007, subject to changes in laws or regulations. During 2003, Headwaters recognized license fee revenue totaling $8.9 million, an increase of $2.3 million or 35% over $6.6 million of license fee revenue recognized during 2002. License fees in 2003 consisted of recurring license fees or royalty payments of $8.6 million and deferred revenue amortization of $0.3 million. License fees in 2002 consisted of recurring license fees of $6.0 million and deferred revenue amortization of $0.6 million.

         A major licensee which purchased four facilities from a former licensee in October 2001 did not begin operating those facilities until early calendar 2002. Headwaters earned approximately $2.6 million in license fees from this licensee in 2003 and $1.0 million in 2002. This factor was the primary cause of the increase in license fee revenue for 2003 over 2002. Headwaters currently expects license fee revenue in fiscal 2003 to exceed the amounts reported for the respective fiscal 2002 periods. However, these increases are expected to decline in the future as this business segment continues to mature.

         Pursuant to the contractual terms of an agreement with a certain licensee, the cumulative net license fees owed to Headwaters, totaling over $10.0 million as of March 31, 2003, have been placed in escrow for the benefit of Headwaters. Headwaters currently expects the escrowed amounts to increase as additional license fees are generated and that most, if not all, of such amounts will be recognized as revenue at some future date. Certain accounting rules governing revenue recognition require that the seller's price to the buyer be "fixed or determinable" as well as reasonably certain of collection. In this situation, those rules appear to currently preclude revenue recognition. Accordingly, none of the escrowed amounts have been recognized as revenue in the consolidated statements of income.

         ISG Revenues and Cost of Revenues. Coal combustion products revenues and manufactured products sales and the related cost of revenue captions represent ISG's revenues and cost of revenues for 2003. There were no comparable revenues and cost of revenues for ISG included in the 2002 results.

         Depreciation and Amortization. These costs increased by $2.9 million to $3.2 million in 2003 from $0.3 million in 2002. The increase was primarily attributable to the depreciation and amortization of the tangible and intangible assets related to the ISG acquisition. Depreciation and amortization expense in subsequent quarters should be comparable to 2003, but will increase substantially in fiscal 2003 over the respective 2002 periods as a result of the ISG acquisition.

         Research and Development. Research and development expenses increased by $0.5 million to $1.1 million in 2003 from $0.6 million in 2002. The increase was primarily attributable to the inclusion of additional costs relating to ISG's research and development activities. In 2002, research and development expenses primarily represent costs related to HTI's activities.

         Selling, General and Administrative Expenses. These expenses increased $6.6 million or 206% to $9.8 million for 2003 from $3.2 million for 2002. The increase in 2003 was due primarily to the inclusion of ISG's costs.

         Other Income and Expense. During 2003, Headwaters reported net other expense of $5.6 million compared to net other income of $1.4 million during 2002. The change of $7.0 million is primarily attributable to an increase in interest expense of $3.5 million, a gain in 2002 for $1.3 million related to the sale of an interest in an alternative fuel facility, and a $2.1 million write-down of a note receivable in 2003.

         Interest expense increased in 2003 due to the substantial increase in debt incurred in September 2002 to finance the acquisition of ISG. Interest expense will be significantly higher in fiscal 2003 compared to the respective fiscal 2002 periods as a result of this debt. In addition, any future early repayments of debt principal will accelerate the amortization of debt discount and debt issue costs.

         Income Tax Provision. In 2003, Headwaters recorded an income tax provision at an effective tax rate of approximately 39%. In 2002, the effective tax rate was approximately 38%.

Six Months Ended March 31, 2003 Compared to Six Months Ended March 31, 2002

         The information set forth below compares Headwaters' operating results for the six months ended March 31, 2003 ("2003") with operating results for the six months ended March 31, 2002 ("2002").

         Revenue. Total revenue for 2003 increased by $131.1 million or 300% to $174.8 million as compared to $43.7 million for 2002. The major components of revenue are discussed in the sections below.

         Chemical Reagent Sales. Chemical reagent sales during 2003 were $62.2 million with a corresponding direct cost of $40.8 million. Chemical reagent sales during 2002 were $27.3 million with a corresponding direct cost of $18.9 million. The increase in chemical reagent sales during 2003 was due to increased alternative fuel production by Headwaters' licensees, as well as sales of chemical reagents to new customers.

         License Fees. During 2003, Headwaters recognized license fee revenue totaling $17.7 million, an increase of $5.3 million or 43% over $12.4 million of license fee revenue recognized during 2002. License fees in 2003 consisted of recurring license fees or royalty payments of $17.1 million and deferred revenue amortization of $0.6 million. License fees in 2002 consisted of recurring license fees of $11.5 million and deferred revenue amortization of $0.9 million.

         A major licensee which purchased four facilities from a former licensee in October 2001 did not begin operating those facilities until early calendar 2002. Headwaters earned approximately $5.8 million in license fees from this licensee in 2003 and $1.0 million in 2002. This factor was the primary cause of the increase in license fee revenue for 2003 over 2002.

         ISG Revenues and Cost of Revenues. Coal combustion products revenues and manufactured products sales and the related cost of revenue captions represent ISG's revenues and cost of revenues for 2003. There were no comparable revenues and cost of revenues for ISG included in the 2002 results.

         Depreciation and Amortization. These costs increased by $5.6 million to $6.3 million in 2003 from $0.7 million in 2002. The increase was primarily attributable to the depreciation and amortization of the tangible and intangible assets related to the ISG acquisition.

         Research and Development. Research and development expenses increased by $1.0 million to $2.1 million in 2003 from $1.1 million in 2002. The increase was primarily attributable to the inclusion of additional costs relating to ISG's research and development activities. In 2002, research and development expenses primarily represent costs related to HTI's activities.

         Selling, General and Administrative Expenses. These expenses increased $14.3 million or 260% to $19.8 million for 2003 from $5.5 million for 2002. The increase in 2003 was due primarily to the inclusion of ISG's costs, and to a lesser extent, an increase in compensation-related costs of approximately $0.8 million and an increase in professional services expenses of approximately $0.7 million. The increase in compensation-related costs related to several factors, including an increase in the number of employees, salary adjustments, and incentive-based pay accruals, among others. The increase in professional services expenses was due primarily to increased legal activity during the period associated with legal actions Headwaters is currently pursuing.

         Other Income and Expense. During 2003, Headwaters reported net other expense of $10.0 million compared to net other income of $2.0 million during 2002. The change of $12.0 million is primarily attributable to an increase in interest expense of $8.0 million, gains in 2002 for $1.3 million related to the sale of an interest in an alternative fuel facility and $0.8 million related to the collection of a note receivable that had previously been written off, and a $2.1 million write-down of a note receivable in 2003.

         Interest expense increased in 2003 due to the substantial increase in debt incurred in September 2002 to finance the acquisition of ISG. Interest expense in 2003 also includes $0.5 million related to accelerated amortization of debt discount and debt issue costs associated with $7.5 million of early repayments of senior debt principal.

         Income Tax Provision. In 2003, Headwaters recorded an income tax provision at an effective tax rate of approximately 40%. In 2002, the effective tax rate was approximately 39%.

Liquidity and Capital Resources

         Net cash provided by operations during the six months ended March 31, 2003 ("2003") was $17.8 million compared to $1.8 million of net cash provided by operations during the six months ended March 31, 2002 ("2002"). Most of the positive cash flow from operating activities in both periods was attributable to net income; however in 2002, due to the significant growth in Headwaters' business and the corresponding cash requirements, operating activities resulted in a low amount of net cash inflow. During 2003, investing activities consisted primarily of payments for the purchase of property, plant and equipment. Investing activities in 2002 consisted primarily of the collection of a $6.5 million note receivable and an increase in other assets, primarily costs associated with potential acquisitions and related projects. Financing activities in both 2003 and 2002 consisted primarily of repayments of long-term debt and short-term borrowings and proceeds from exercise of options and warrants and employee stock purchases. More details about these activities are provided in the following paragraphs.

         Operating Activities. Cash provided from operations in 2003 of $17.8 million primarily resulted from net income of $14.8 million plus depreciation and amortization.

         Investing Activities. In 2003, payments for the purchase of property, plant and equipment totaled $2.9 million. These capital expenditures primarily related to ISG's business, in particular the CCP segment. Capital expenditures are currently expected to total approximately $10.0 million in fiscal 2003.

         In September 2001, Headwaters sold all of its remaining high-risk investments in exchange for a $4.0 million note receivable from a limited liability corporation. This note is due no later than September 2004, is collateralized by the bridge loans and equity investments sold and is being accounted for on the cost recovery method. During 2003, Headwaters recorded a $2.1 million write-down of this note and as of March 31, 2003, this note has a carrying value of $0.5 million. Headwaters could incur additional losses if the remaining balance on the note is not repaid. At September 30, 2001, Headwaters had outstanding one other note receivable in the amount of $6.5 million. This note and the related accrued interest were collected in October 2001. Also in 2002, Headwaters capitalized over $2.0 million of costs associated with potential acquisitions and related projects.

         Financing Activities. Headwaters acquired ISG in September 2002. In order to obtain the cash necessary to acquire ISG and retire ISG's debt, Headwaters issued $175.0 million of new debt consisting of $155.0 million of senior secured debt and $20.0 million of subordinated debt (see Note 6 to the consolidated financial statements). During 2003, principal repayments of the senior debt totaling $15.1 million were made, which included $7.5 million of optional early repayments. When optional prepayments are made, required principal repayments for all future periods are reduced. Currently, the remaining required fiscal 2003 principal repayments total $7.4 million. Headwaters may, in the future, make additional optional early repayments of the senior debt depending on actual cash flows, Headwaters' current and expected cash requirements and other factors deemed significant by management.

         In 2003, cash proceeds from employee stock purchases and from the exercise of options and warrants totaled $1.1 million, compared to $3.6 million in 2002. Option and warrant exercise activity is largely dependent on Headwaters' stock price and is not predictable. To the extent non-qualified stock options are exercised, or there are disqualifying dispositions of shares obtained upon the exercise of incentive stock options, Headwaters receives a tax benefit generally equal to the income recognized by the optionee. Such amounts, reflected in cash flows from operations in the consolidated statements of cash flows, were $1.4 million in 2002 and $0.8 million in 2003.

         Headwaters intends to expand its business through growth of existing operations, commercialization of technologies currently being developed, and strategic acquisitions of entities that operate in adjacent industries. Acquisitions over a certain size require the approval of the senior debt holders.

         In July 2002, Headwaters filed a $250.0 million universal shelf registration statement with the SEC that can be used for the sale of common stock, preferred stock, convertible debt and other securities, should Headwaters so choose. The SEC declared this registration statement effective in August 2002; however, a prospectus supplement describing the terms of any securities to be issued is required to be filed before any offering would commence under the registration statement. The most likely use of proceeds from securities offered under the shelf registration would be to reduce long-term debt; however, proceeds could also be used for working capital and other general corporate purposes.

         Working Capital. Headwaters' working capital remained essentially unchanged from September 30, 2002, to March 31, 2003. The most significant changes in working capital components were an increase of $6.6 million in the current portion of long-term debt, reflecting senior debt repayment obligations, which was more than offset by decreases in accrued personnel costs and other current liabilities totaling approximately $8.1 million. Headwaters expects operations to produce positive cash flows in future periods, which, combined with current working capital and the $20.0 million revolving line of credit described below, is expected to be sufficient for operating needs for the next 12 months.

         Long-term Debt. In connection with the ISG acquisition, Headwaters entered into a $175.0 million senior secured credit agreement with a syndication of lenders, under which a total of $155.0 million was borrowed on the acquisition date. The credit agreement also allows up to $20.0 million to be borrowed under a revolving credit arrangement. The debt is secured by all assets of Headwaters, bears interest at a variable rate (approximately 5.9% at March 31, 2003), and is repayable in quarterly installments through August 2007. Following principal repayments made in May 2003 totaling approximately $10.2 million, future required principal repayments for all future periods currently total approximately $3.5 million for the remainder of fiscal 2003, approximately $28.0 million in fiscal years 2004, 2005, and 2006, and approximately $42.1 million in fiscal 2007. In certain situations, for example when Headwaters receives "excess cash flow," as defined, mandatory prepayments, in excess of the scheduled payments, are required. Mandatory prepayments are calculated as a percentage of "excess cash flow," ranging up to 100%, which percentage is based on Headwaters' "leverage ratio."

         The credit agreement contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset liens, capital expenditures in excess of $15.0 million in any fiscal year, and the payment of dividends, among others. In addition, Headwaters must maintain certain financial ratios, including leverage ratios and interest coverage, as those terms are defined in the credit agreement. As of March 31, 2003, Headwaters must maintain a total leverage ratio of 2.75:1.0 or less. The maximum ratio declines over time until June 2004, at which time the ratio must remain at 2.0:1.0 or less. There is a similar leverage ratio requirement for the senior debt alone, which at March 31, 2003 must be 2.25:1.0 or less, declining over time through June 2004, at which time it must be maintained at 1.5:1.0 or less. The interest coverage requirement at March 31, 2003 was 4.0:1.0 or more and does not change until December 2003, at which time the ratio must be maintained at a level of 5.0:1.0 or more. Headwaters was in compliance with all debt covenants as of March 31, 2003.

         Under the terms of the senior secured credit agreement, Headwaters may borrow up to a total of $175.0 million; provided, however, that, except for the initial $20.0 million of available revolving credit, the maximum borrowing limit is permanently reduced by the amount of any repayments of the initial $155.0 million borrowed in September 2002. Terms of any additional borrowings under the credit agreement are generally the same as described in the preceding paragraphs. Finally, the credit agreement allows for the issuance of letters of credit, provided there is capacity under the available revolving credit arrangement. Currently two letters of credit totaling $3.0 million are outstanding, with expiration dates in November 2003 and March 2004. No other borrowings have been drawn or letters of credit issued. Headwaters pays a fee of 5/8% on the unused portion of the revolving credit arrangement.

         In connection with the ISG acquisition, Headwaters also entered into a $20.0 million subordinated loan agreement. ISG management participated in one-half, or $10.0 million, of the $20.0 million of debt issued. The other half was issued to a corporation. The debt is not secured, bears interest at an 18% rate payable quarterly, and is repayable in September 2007. It is senior to all other debt except the senior secured debt described above. The debt agreement allows for optional prepayments. Any prepayments paid to the corporation are subject to a prepayment charge which ranges from 5% of the principal prepaid in the first year to 1% of the principal prepaid in the last year of the five-year term of the debt agreement.

         The loan agreement contains restrictions and covenants common to such agreements, and these are generally consistent with those described above for the senior secured debt. As of March 31, 2003, Headwaters must maintain a total leverage ratio of 3.0:1.0 or less. The maximum ratio declines over time until June 2004, at which time the ratio must remain at 2.25:1.0 or less. The interest coverage requirement at March 31, 2003 was 3.75:1.0 or more and does not change until December 2003, at which time the ratio must be maintained at a level of 4.75:1.0 or more. Headwaters was in compliance with all debt covenants as of March 31, 2003.

         Income Taxes. In fiscal 2002, Headwaters' cash requirements for income taxes were not significant due to the availability and utilization of net operating loss carryforwards ("NOLs"). Although Headwaters currently has some NOLs in certain states, remaining NOLs for federal tax purposes are not material. Accordingly, Headwaters' cash requirements for income taxes in fiscal 2003 are expected to approximate the income tax provision. In 2003, payments totaling approximately $8.7 million have been made. Income tax payments for the remainder of fiscal 2003 are expected to be much higher proportionately than for the corresponding fiscal 2002 period.

         Summary of Future Cash Requirements. Significant future cash needs, in addition to operational working capital requirements, are currently expected to consist primarily of debt service payments on outstanding long-term debt, income taxes, and capital expenditures.

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

         In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. This pronouncement was required to be implemented by Headwaters as of January 1, 2003. Headwaters has reviewed this standard as well as all other recently issued accounting standards which have not yet been adopted in order to determine their potential effect, if any, on the future results of operations or financial position of Headwaters. Based on that review, Headwaters does not currently believe that any of these recent accounting pronouncements will have a significant effect on its current or future financial position or results of operations.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Headwaters is exposed to financial market risks, primarily related to changes in interest rates. Headwaters does not use derivative financial instruments for speculative or trading purposes, and no significant derivative financial instruments were outstanding as of March 31, 2003 or subsequent thereto.

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

         As described in more detail in Note 6 to the unaudited consolidated financial statements, Headwaters has outstanding $139.9 million of variable-rate long-term debt as of March 31, 2003, which is repayable through August 2007. The interest rate on this debt as of March 31, 2003 was approximately 5.9%, which rate changed in April 2003 to approximately 5.8%. At that time, Headwaters locked in a rate for three months. In July 2003, Headwaters can lock in a new rate for one, three, or six months. A change in the interest rate of 1% would change interest expense by approximately $1.3 million during the next 12 months, considering required principal repayments.

ITEM 4.  CONTROLS AND PROCEDURES

         Disclosure controls are procedures that are designed with an objective of ensuring that information required to be disclosed in Headwaters' periodic reports filed with the SEC, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to Headwaters' management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), in order to allow timely consideration regarding required disclosures.

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

         Based on their review and evaluation as of a date within 90 days of the filing of this Form 10-Q, and subject to the inherent limitations as described above, Headwaters' CEO and CFO have concluded that Headwaters' disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. They are not aware of any significant changes in Headwaters' disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

         During the quarter ended March 31, 2003, pursuant to the exercise of options, approximately 71,000 shares of Headwaters restricted common stock were issued. Headwaters has several outstanding effective registration statements filed on Forms S-3 and Forms S-8. All of the shares of restricted common stock issued during the quarter have been registered under one of these registration statements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         An annual meeting of stockholders of Headwaters was held on March 14, 2003 for the following purposes:

         1. To elect two Class III directors of Headwaters to serve until the 2006 annual meeting of stockholders, or until their successors are duly elected and qualified;

         2. To ratify the selection by the Board of Directors of Ernst & Young LLP as independent auditors of Headwaters for the fiscal year ending September 30, 2003; and
         3. To approve a new stock incentive plan which was approved by Headwaters' Board of Directors in January 2003 and which authorizes 1,000,000 shares available for grant thereunder.

         A total of 25,551,273 shares were voted on proposal no. 1. A total of 25,469,673 shares were voted on proposals no. 2 and 3. The results of voting on these proposals were as follows:

         1. To elect Mr. R Steve Creamer as a Class III director: for - 21,858,199; withheld authority - 3,693,074.
                  To elect Mr. James A. Herickhoff as a Class III director: for
                  - 24,696,460; withheld authority - 854,813.
         2. To ratify the selection of Ernst & Young LLP as auditors for fiscal 2003: for - 25,273,477; against - 164,842; abstain -
                  31,354.
         3. To approve a new stock incentive plan: for - 20,222,716; against - 5,163,704; abstain - 83,253.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are included herein:

          99.5   Certification of Chief Executive Officer          *
          99.6   Certification of Chief Financial Officer          *
          _______________________

          *      Filed herewith.

         (b) Headwaters filed no Forms 8-K during the quarter ended March 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HEADWATERS INCORPORATED

Date:  May 7, 2003                        By: /s/ Kirk A. Benson
                                             -----------------------------------
                                              Kirk A. Benson, Chief Executive
                                              Officer and Principal Executive
                                              Officer

Date: May 7, 2003                         By: /s/ Steven G. Stewart
                                             -----------------------------------
                                              Steven G. Stewart, Chief Financial
                                              Officer and Principal Financial
                                              Officer

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


Date: May 7, 2003

/s/ Kirk A. Benson
------------------------
Kirk A. Benson
Chief Executive Officer

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


Date: May 7, 2003

/s/ Steven G. Stewart
--------------------------
Steven G. Stewart
Chief Financial Officer