Form 10-Q
period 2003-06-30
HEADWATERS INC
filed 2003-08-08
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-27808


                             HEADWATERS INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                      87-0547337
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

10653 South River Front Parkway, Suite 300
            South Jordan, Utah                               84095
-------------------------------------------               -----------
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


The number of shares outstanding of the Registrant's common stock as of July 31, 2003 was 27,788,530.

                             HEADWATERS INCORPORATED

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                             No.
     ITEM 1.  FINANCIAL STATEMENTS (Unaudited):
              Condensed Consolidated Balance Sheets - As of
                September 30, 2002 and June 30, 2003 .......................  3
              Condensed Consolidated Statements of Income - For the
                three and nine months ended June 30, 2002 and 2003 .........  5
              Condensed Consolidated Statement of Changes in Stockholders'
                Equity - For the nine months ended June 30, 2003............  6
              Condensed Consolidated Statements of Cash Flows - For the
                nine months ended June 30, 2002 and 2003....................  7
              Notes to Condensed Consolidated Financial Statements .........  8
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS..................................... 18
     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.... 23
     ITEM 4.  CONTROLS AND PROCEDURES....................................... 24

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS ............................................ 24
     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS .................... 24
     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES .............................. 24
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......... 24
     ITEM 5.  OTHER INFORMATION............................................. 24
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ............................. 25

SIGNATURES.................................................................. 26




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


Availability of SEC Filings

Headwaters makes available free of charge through its website (www.hdwtrs.com), its Forms 10-K, 10-Q and 8-K, as well as its registration statements, as soon as reasonably practicable after those reports are electronically filed with the SEC.

ITEM 1.  FINANCIAL STATEMENTS



                                                HEADWATERS INCORPORATED

                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (Unaudited)

                                                                                           September 30,        June 30,
(thousands of dollars)                                                                              2002            2003
--------------------------------------------------------------------------------------- ----------------- ---------------
ASSETS

Current assets:
     Cash and cash equivalents                                                              $      7,284    $     13,826
     Short-term investments                                                                        5,907           1,789
     Trade receivables, net                                                                       50,331          53,987
     Inventories                                                                                   8,442           9,266
     Deferred income taxes                                                                         1,814             670
     Other current assets                                                                          4,155           6,527
                                                                                            ------------    ------------
            Total current assets                                                                  77,933          86,065
                                                                                            ------------    ------------

Property, plant and equipment, net                                                                50,549          53,463
                                                                                            ------------    ------------

Other assets:
     Notes and accrued interest receivable                                                         4,593           1,989
     Intangible assets, net                                                                      118,918         114,040
     Goodwill                                                                                    113,367         112,131
     Debt issue costs and other assets                                                             7,497           6,135
                                                                                            ------------    ------------
            Total other assets                                                                   244,375         234,295
                                                                                            ------------    ------------

            Total assets                                                                    $    372,857    $    373,823
                                                                                            ============    ============



                                                     See accompanying notes.

                                                HEADWATERS INCORPORATED

                                    CONDENSED CONSOLIDATED BALANCE SHEETS, continued
                                                      (Unaudited)

                                                                                           September 30,        June 30,
(thousands of dollars and shares, except per-share data)                                            2002            2003
--------------------------------------------------------------------------------------- ----------------- ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                       $     20,773    $     21,164
     Accrued personnel costs                                                                       7,293           5,476
     Accrued interest                                                                                394           2,521
     Income taxes                                                                                  1,244           2,646
     Other accrued liabilities                                                                    13,250          10,756
     Current portion of long-term debt                                                            15,578          23,640
     Current portion of unamortized non-refundable license fees                                    4,378           6,552
                                                                                            ------------    ------------
            Total current liabilities                                                             62,910          72,755
                                                                                            ------------    ------------

Long-term liabilities:
     Long-term debt                                                                              154,552         117,387
     Deferred income taxes                                                                        51,357          50,739
     Unamortized non-refundable license fees                                                       5,010           4,126
     Other long-term liabilities                                                                     432           1,121
                                                                                            ------------    ------------
            Total long-term liabilities                                                          211,351         173,373
                                                                                            ------------    ------------
            Total liabilities                                                                    274,261         246,128
                                                                                            ------------    ------------

Commitments and contingencies

Stockholders' equity:
     Common stock, $0.001 par value; authorized 50,000 shares,
       issued and outstanding 27,327 shares at September 30, 2002
       (including 526 shares held in treasury) and 27,779 shares
       at June 30, 2003 (including 479 shares held in treasury)                                       27              28
     Capital in excess of par value                                                              126,265         129,786
     Retained earnings (accumulated deficit)                                                    (24,418)             967
     Treasury stock, at cost                                                                     (3,013)          (2,826)
     Other                                                                                         (265)            (260)
                                                                                            ------------    ------------
            Total stockholders' equity                                                            98,596         127,695
                                                                                            ------------    ------------

            Total liabilities and stockholders' equity                                      $    372,857    $    373,823
                                                                                            ============    ============


                                                     See accompanying notes.

                                                                4

                                                   HEADWATERS INCORPORATED

                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                         (Unaudited)

                                                             Three Months Ended June 30,        Nine Months Ended June 30,
                                                          ----------------------------------- --------------------------------
(thousands of dollars, except per-share data)                         2002              2003             2002            2003
--------------------------------------------------------- ----------------- ----------------- ---------------- ---------------
Revenue:
     Chemical reagent sales                                    $    22,234       $    35,908      $    49,521     $    98,099
     License fees                                                    8,822            10,120           21,263          27,846
     Coal combustion products revenues                                  --            46,005               --         115,460
     Manufactured products sales                                        --            13,257               --          36,041
     Other revenues                                                    912             1,106            4,862           3,712
                                                               -----------       -----------      -----------     -----------
          Total revenue                                             31,968           106,396           75,646         281,158
                                                               -----------       -----------      -----------     -----------

Operating costs and expenses:
     Cost of chemical reagents                                      14,880            25,271           33,749          66,065
     Cost of coal combustion products revenues                          --            33,217               --          84,635
     Cost of manufactured products                                      --            10,059               --          27,535
     Cost of other revenues                                          1,334             1,186            4,256           3,318
     Depreciation and amortization                                     336             3,409            1,000           9,660
     Research and development                                          598             1,052            1,727           3,172
     Selling, general and administrative                             3,905            10,433            9,383          30,259
                                                               -----------       -----------      -----------     -----------
        Total operating costs and expenses                          21,053            84,627           50,115         224,644
                                                               -----------       -----------      -----------     -----------

Operating income                                                    10,915            21,769           25,531          56,514
                                                               -----------       -----------      -----------     -----------

Other income (expense):
     Interest and net investment income                                429               188              432             359
     Interest expense                                                  (12)          (4,205)              (68)       (12,272)
     Other, net                                                        (46)            (208)            2,047         (2,266)
                                                               -----------       -----------      -----------     -----------
          Total other income (expense), net                            371           (4,225)            2,411        (14,179)
                                                               -----------       -----------      -----------     -----------

Income before income taxes                                          11,286           17,544            27,942         42,335

Income tax provision                                                (4,550)          (7,000)          (11,020)       (16,950)
                                                               -----------       -----------      -----------     -----------

Net income                                                     $     6,736       $    10,544      $    16,922     $    25,385
                                                               ===========       ===========      ===========     ===========

Basic net income per common share                              $      0.27       $      0.39      $      0.70     $      0.94
                                                               ===========       ===========      ===========     ===========

Diluted net income per common share                            $      0.26       $      0.37      $      0.66     $      0.90
                                                               ===========       ===========      ===========     ===========


                                                     See accompanying notes.

                                                                5

                                                     HEADWATERS INCORPORATED

                         CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                                             For the Nine Months Ended June 30, 2003


                                                                                              Retained
                                                              Common Stock      Capital in    earnings      Common stock
                                                           -------------------   excess of   (accumulated      held in
(thousands of dollars and shares)                           Shares    Amount     par value     deficit)       treasury    Other
---------------------------------------------------------------------------------------------------------------------------------
Balances as of September 30, 2002                           27,327    $   27     $ 126,265    $ (24,418)      $ (3,013)   $ (265)

Exercise of stock options and warrants                         452         1         1,493

Tax benefit from exercise of stock options                                           1,650

47 shares of treasury stock transferred to employee stock
      purchase plan, at cost                                                           378                         187

Other                                                                                                                          5

Net income                                                                                       25,385
                                                            ------    ------     ---------    ---------       --------    ------
Balances as of June 30, 2003                                27,779    $   28     $ 129,786    $     967       $ (2,826)   $ (260)
                                                            ======    ======     =========    =========       ========    ======


                                                     See accompanying notes.

                                                                6

                                                     HEADWATERS INCORPORATED

                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)


                                                                                              Nine Months Ended June 30,
                                                                                            --------------------------------
  (thousands of dollars)                                                                              2002             2003
------------------------------------------------------------------------------------------- --------------- ----------------
  Cash flows from operating activities:
  Net income                                                                                    $   16,922      $   25,385
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                                 1,000           9,660
       Interest expense related to amortization of debt discount and debt issue costs                   44           2,872
       Deferred income taxes                                                                         8,131            (761)
       Income tax benefit from exercise of stock options                                             2,680           1,650
       Amortization of non-refundable license fees                                                    (848)           (884)
       Net gain on disposition of property, plant and equipment                                     (1,283)           (260)
       Write-downs of note receivable and investment                                                    --           2,436
       Other changes in operating assets and liabilities                                           (25,843)          1,077
                                                                                                ----------      ----------
Net cash provided by operating activities                                                              803          41,175
                                                                                                ----------      ----------

Cash flows from investing activities:
     Purchase of property, plant and equipment                                                        (457)         (6,321)
     Proceeds from disposition of property, plant and equipment                                        115             253
     Collections on notes receivable                                                                 6,877              54
     Additional cash payment for acquisition of Hydrocarbon Technologies, Inc.                        (419)             --
     Net increase in other assets                                                                   (3,418)           (344)
                                                                                                ----------      ----------
Net cash provided by (used in) investing activities                                                  2,698          (6,358)
                                                                                                ----------      ----------

Cash flows from financing activities:
     Payments on long-term debt and short-term borrowings                                           (6,392)        (30,334)
     Proceeds from exercise of options and warrants                                                  5,097           1,494
     Employee stock purchases                                                                          263             565
     Proceeds from issuance of short-term borrowings                                                 2,056              --
     Purchase of common stock for the treasury                                                      (1,188)             --
                                                                                                ----------      ----------
Net cash used in financing activities                                                                 (164)        (28,275)
                                                                                                ----------      ----------

Net increase in cash and cash equivalents                                                            3,337           6,542

Cash and cash equivalents, beginning of period                                                         999           7,284
                                                                                                ----------      ----------

Cash and cash equivalents, end of period                                                        $    4,336      $   13,826
                                                                                                ==========      ==========


                                                     See accompanying notes.

                                                                 7

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)
                                 _______________

1.       Nature of Operations and Basis of Presentation

         Operations - Headwaters Incorporated creates value through environmentally responsible energy, chemical products and services, and by developing innovative value-added opportunities for customers. Headwaters is focused on providing services to energy companies, converting fossil fuels into alternative energy products, and generally adding value to energy. Headwaters generates revenue from managing coal combustion products ("CCPs") and from licensing its innovative chemical technologies to produce alternative fuel. Headwaters intends to expand its business through growth of existing operations, commercialization of technologies currently being developed, and strategic acquisitions of entities that operate in adjacent industries.

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

         Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist of normal recurring adjustments (including the write-down in March 2003 of a note receivable in the amount of approximately $2,142,000). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters' Annual Report on Form 10-K for the year ended September 30, 2002 ("Form 10-K") and in Headwaters' Quarterly Reports on Form 10-Q for the quarters ended December 31, 2002 and March 31, 2003. Certain prior period amounts have been reclassified to conform to the current periods' presentation. The reclassifications had no effect on net income or total assets.

         Headwaters' fiscal year ends on September 30 and unless otherwise noted, future references to 2002 refer to Headwaters' fiscal quarter and/or the nine month period ended June 30, 2002, and references to 2003 refer to Headwaters' fiscal quarter and/or the nine month period ended June 30, 2003.

         ISG's results of operations for the three- and nine-month periods ended June 30, 2003 are consolidated with Headwaters' 2003 results. ISG's results of operations for periods prior to the September 2002 acquisition date have not been consolidated with Headwaters' 2002 results. Due to the seasonality of ISG's business and other factors, Headwaters' consolidated results of operations for 2003 are not indicative of the results to be expected for the full fiscal 2003 year.

2.       ISG Acquisition

         On September 19, 2002, Headwaters acquired 100% of the common stock of ISG, assumed or paid off all of ISG's outstanding debt and redeemed all of ISG's outstanding preferred stock. As described in more detail in

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)
                                 _______________


         the notes to the consolidated financial statements included in the Form 10-K, the ISG acquisition was accounted for using the purchase method of accounting as required by Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." Assets acquired and liabilities assumed were recorded at their estimated fair values as of September 19, 2002. An adjusted allocation of the purchase price, which is not materially different from the preliminary allocation reflected in the Form 10-K, was completed during the quarter ended June 30, 2003. The adjustments made relate primarily to the completion of property, plant and equipment valuations, income tax returns for ISG for the period ended September 18, 2002 and certain valuations of other liabilities acquired. The following table sets forth the current allocation of the total consideration paid to the tangible and intangible assets acquired and liabilities assumed:

                    (thousands of dollars)
                   ----------------------------------------------- -------------

                   Cash                                               $ 19,238
                   Trade receivables                                    33,820
                   Inventory and other assets                           11,794
                   Net property, plant and equipment                    48,981
                   Intangible assets acquired:
                        Contracts                                      106,400
                        Patents                                          2,764
                   Goodwill                                            107,873
                   Accounts payable and accrued liabilities            (24,294)
                   Net deferred income tax liabilities                 (48,720)
                                                                   -------------
                        Net assets acquired                           $257,856
                                                                   =============

3.       Segment Reporting

         Until Headwaters acquired ISG in September 2002, Headwaters operated in and reported as a single industry segment, alternative energy. With the acquisition of ISG, Headwaters now operates in three business segments: alternative energy, CCPs, and manufactured products.

         The following segment information for 2003 has been prepared in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Performance of the segments is evaluated on several factors, including (i) operating income, and (ii) earnings before interest, taxes, depreciation and amortization, and other income/expense items ("EBITDA"). Intersegment sales are immaterial. Amounts included in the "Corporate" column represent costs not specifically attributable to any segment and include administrative departmental costs, general corporate overhead and research and development expenses. Segment assets reflect those specifically attributable to individual segments and primarily include accounts receivable, inventories, property, plant and equipment, intangible assets and goodwill. Other assets are included in the "Corporate" column.

                                                   Alternative                Manufactured
       (thousands of dollars)                        Energy        CCPs         Products       Corporate     Totals
       ------------------------------------------ ------------- ------------ ---------------- ------------ -----------
       Three Months ended June 30, 2003

       Segment revenue                              $   47,134   $   46,005     $   13,257    $       --    $ 106,396
                                                    ----------   ----------     ----------    ----------    ---------

       EBITDA                                       $   19,684   $    9,937     $    1,421    $   (5,864)   $  25,178
       Depreciation and amortization                      (279)      (2,824)          (151)         (155)      (3,409)
                                                    ----------   ----------     ----------    ----------    ---------
       Operating income                             $   19,405   $    7,113     $    1,270    $   (6,019)      21,769
                                                    ==========   ==========     ==========    ==========
            Net interest expense                                                                               (4,017)
            Other income (expense), net                                                                          (208)
            Income tax provision                                                                               (7,000)
                                                                                                            ---------
       Net income                                                                                           $  10,544
                                                                                                            =========
       Capital expenditures                         $        6   $    3,124     $       64    $      217    $   3,411
                                                    ==========   ==========     ==========    ==========    =========


                                                     HEADWATERS INCORPORATED

                                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                          June 30, 2003
                                                           (Unaudited)
                                                         _______________


                                                   Alternative                Manufactured
       (thousands of dollars)                        Energy        CCPs         Products       Corporate     Totals
       ------------------------------------------ ------------- ------------ ---------------- ------------ -----------
       Nine Months ended June 30, 2003

       Segment revenue                              $  129,657   $  115,460     $   36,041    $       --    $ 281,158
                                                    ==========   ==========     ==========    ==========    =========

       EBITDA                                       $   57,109   $   22,714     $    3,653    $  (17,302)   $  66,174
       Depreciation and amortization                      (853)      (7,906)          (449)         (452)      (9,660)
                                                    ----------   ----------     ----------    ----------    ---------
       Operating income                             $   56,256   $   14,808     $    3,204    $  (17,754)      56,514
                                                    ==========   ==========     ==========    ==========
            Net interest expense                                                                              (11,913)
            Other income (expense), net                                                                        (2,266)
            Income tax provision                                                                              (16,950)
                                                                                                            ---------
       Net income                                                                                           $  25,385
                                                                                                            =========
       Capital expenditures                         $      135   $    5,481     $      464    $      241    $   6,321
                                                    ==========   ==========     ==========    ==========    =========

       Segment assets as of June 30, 2003           $   37,271   $  285,265     $   21,145    $   30,142    $ 373,823
                                                    ==========   ==========     ==========    ==========    =========

4.       Inventories

         Inventories consisted of the following at:

                                               September 30,         June 30,
              (thousands of dollars)                    2002             2003
              ------------------------------- --------------- ----------------

              Raw materials                      $     1,198      $     1,102
              Finished goods                           7,244            8,164
                                                 -----------      -----------
                                                 $     8,442      $     9,266
                                                 ===========      ===========

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

         Headwaters has no intangible assets that are not being amortized. The following table summarizes the gross carrying amounts and the related accumulated amortization of all amortizable intangible assets as of:

                                                            September 30, 2002                  June 30, 2003
                                                      -------------------------------- --------------------------------
                                                          Gross                            Gross
                                         Estimated       Carrying       Accumulated       Carrying       Accumulated
         (thousands of dollars)        useful lives       Amount       Amortization        Amount       Amortization
         ----------------------------- -------------- --------------- ---------------- --------------- ----------------
         ISG contracts                   20 years        $106,400           $179          $106,400         $4,169
         HTI patented technology         15 years           9,700            647             9,700          1,132
         ISG patents                   7 1/2 years          2,764              4             2,764            281
         Other                         9 - 10 years         1,522            638             1,522            764
                                                         --------         ------          --------         ------
                                                         $120,386         $1,468          $120,386         $6,346
                                                         ========         ======          ========         ======

         Total amortization expense related to intangible assets was approximately $204,000 and $1,626,000 for the three months ended June 30, 2002 and 2003, respectively, and $611,000 and $4,878,000 for the nine months ended June 30, 2002 and 2003, respectively. Total estimated annual amortization expense for fiscal years 2003 through 2007 is approximately $6,500,000 per year.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)
                                 _______________


         Goodwill - In accordance with the requirements of SFAS No. 142, Headwaters does not amortize goodwill, all of which relates to the acquisitions of ISG and HTI. In connection with the final allocation of the purchase price for ISG, goodwill decreased approximately $1,236,000 during the quarter ended June 30, 2003 (see Note 2). SFAS No. 142 requires Headwaters to periodically perform tests for goodwill impairment. Step 1 of the initial impairment test was required to be performed no later than March 31, 2003; thereafter impairment testing is required to be performed no less often than annually, or sooner if evidence of possible impairment arises. Impairment testing is performed at the reporting unit level and Headwaters has identified four reporting units: (i) the Covol Fuels division and (ii) HTI (which together comprise the alternative energy segment), (iii) CCPs and (iv) Manufactured Products. Currently, goodwill exists only in the CCPs and HTI reporting units.

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

         During the quarter ended March 31, 2003, Headwaters performed step 1 impairment tests of the recorded goodwill in the CCPs and HTI reporting units as of October 1, 2002, the beginning of its fiscal year 2003. During the quarter ended June 30, 2003 Headwaters performed its annual, recurring tests for potential impairment using the date of June 30, 2003. The tests indicated that the fair values of the reporting units exceeded their carrying values as of both October 1, 2002 and June 30, 2003. Accordingly, step 2 of the impairment tests was not required to be performed and no impairment charge was recorded.

6.       Long-term Debt

         Long-term debt consisted of the following at:

                                                                            September 30,        June 30,
         (thousands of dollars)                                                      2002            2003
         --------------------------------------------------------------- ----------------- ---------------
         Senior secured debt with a face amount totaling $155,000 at
              September 30, 2002 and $124,722 at June 30, 2003                   $150,378        $121,278

         Senior subordinated debentures with a face amount totaling                19,603          19,662
         $20,000

         Other                                                                        149              87
                                                                                 --------        --------
                                                                                  170,130         141,027
         Less: current portion                                                   (15,578)         (23,640)
                                                                                 --------        --------
         Total long-term debt                                                    $154,552        $117,387
                                                                                 ========        ========

         Senior Secured Credit Agreement - In connection with the ISG acquisition, Headwaters entered into a $175,000,000 senior secured credit agreement with a syndication of lenders, under which a total of $155,000,000 was borrowed on the acquisition date. The credit agreement also allows up to $20,000,000 to be borrowed under a revolving credit arrangement. The debt was issued at a 3% discount and Headwaters received net cash proceeds of $150,350,000. The original issue discount is being accreted using the effective interest method and the accretion is recorded as interest expense. The debt is secured by all assets of Headwaters, bears interest at a variable rate (approximately 5.6% at June 30, 2003), and is repayable in quarterly installments through August 2007.

         In the December 2002 quarter, principal repayments totaling $9,875,000 were made, which included a $6,000,000 optional early repayment. In the March 2003 quarter, principal repayments totaling $5,221,000 were made, which included a $1,500,000 optional early repayment. In the June 2003 quarter, principal repayments totaling $15,182,000 were made, which included $11,500,000 of optional early repayments. When optional prepayments are made, required principal repayments for all future periods are reduced and as of June 30, 2003 totaled approximately $3,371,000 for the remainder of fiscal 2003, approximately $26,967,000 in fiscal years 2004, 2005 and 2006, and approximately $40,450,000 in fiscal 2007. In certain situations, for example when Headwaters receives "excess cash flow," as defined, mandatory prepayments, in

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)
                                 _______________


         excess of the scheduled payments, are required. Mandatory prepayments are calculated as a percentage of "excess cash flow," ranging up to 100%, which percentage is based on Headwaters' "leverage ratio."

         The credit agreement contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset liens, capital expenditures in excess of $15,000,000 in any fiscal year, and the payment of dividends, among others. In addition, Headwaters must maintain certain financial ratios, including leverage ratios and interest coverage, as those terms are defined in the credit agreement. As of June 30, 2003, Headwaters must maintain a total leverage ratio of 2.5:1.0 or less. The maximum ratio declines over time until June 2004, at which time the ratio must remain at 2.0:1.0 or less. There is a similar leverage ratio requirement for the senior debt alone, which at June 30, 2003 must be 2.0:1.0 or less, declining over time through June 2004, at which time it must be maintained at 1.5:1.0 or less. The interest coverage requirement at June 30, 2003 was 4.0:1.0 or more and does not change until December 2003, at which time the ratio must be maintained at a level of 5.0:1.0 or more. Headwaters was in compliance with all debt covenants as of June 30, 2003.

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

         The loan agreement contains restrictions and covenants common to such agreements, and these are generally consistent with those described above for the senior secured debt. As of June 30, 2003, Headwaters must maintain a total leverage ratio of 2.75:1.0 or less. The maximum ratio declines over time until June 2004, at which time the ratio must remain at 2.25:1.0 or less. The interest coverage requirement at June 30, 2003 was 3.75:1.0 or more and does not change until December 2003, at which time the ratio must be maintained at a level of 4.75:1.0 or more. Headwaters was in compliance with all debt covenants as of June 30, 2003.

         Interest Costs - As a result of the early repayments of principal totaling $11,500,000 and $19,000,000 in the quarter and nine months ended June 30, 2003, respectively, additional non-cash interest expense of approximately $654,000 and $1,109,000, respectively, was incurred, representing accelerated amortization of debt discount and debt issue costs associated with those principal amounts.

         During the quarter ended June 30, 2003, Headwaters incurred total interest costs of approximately $4,278,000, including approximately $1,268,000 of non-cash interest expense and approximately $73,000 of interest costs that were capitalized. During the nine months ended June 30, 2003, Headwaters incurred total interest costs of approximately $12,390,000, including approximately $2,872,000 of non-cash interest expense and approximately $118,000 of interest costs that were capitalized. During the three- and nine-month periods ended June 30, 2002, Headwaters incurred total interest costs of approximately $12,000 and $68,000, respectively, including approximately $14,000 and $44,000, respectively, of non-cash interest expense. No interest costs were

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)
                                 _______________


         capitalized in the 2002 periods. The weighted-average interest rate on the face amount of outstanding long-term debt, disregarding amortization of debt issue costs and debt discount, was approximately 7.3% at September 30, 2002 and June 30, 2003.

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

         In years prior to 1998, certain options were granted with terms considered compensatory. In such instances, the related compensation cost is amortized to expense over the applicable vesting period on a straight-line basis. Amortized compensation expense related to compensatory options granted in prior years was approximately $23,000 for each of the three-month periods ended June 30, 2002 and 2003 and approximately $69,000 for each of the nine-month periods ended June 30, 2002 and 2003. If the fair value provisions of SFAS No. 123 would have been applied to all options granted, compensation expense would have been approximately $550,000 and $1,070,000, respectively, for the three-month periods ended June 30, 2002 and 2003, and approximately $1,710,000 and $2,830,000, respectively, for the nine-month periods ended June 30, 2002 and 2003.

         If Headwaters had elected to account for options granted based on their fair values, as prescribed by SFAS 123, net income and income per share for 2002 and 2003 would have been changed to the pro forma amounts shown in the table below.

                                                           Three Months Ended June 30,     Nine Months Ended June 30,
                                                        ------------------------------- ------------------------------
         (thousands of dollars, except per-share data)            2002           2003           2002            2003
         ---------------------------------------------  ---------------- -------------- -------------- ---------------
         Net income - as reported                                $6,736        $10,544        $16,922         $25,385

         Pro forma additional compensation expense                 (526)        (1,046)        (1,645)         (2,764)
                                                                 ------        -------        -------         -------
         Net income - pro forma                                  $6,210        $ 9,498        $15,277         $22,621
                                                                 ======        =======        =======         =======

         Basic income per share - as reported                    $ 0.27        $  0.39        $  0.70         $  0.94
                                - pro forma                      $ 0.25        $  0.35        $  0.64         $  0.84

         Diluted income per share - as reported                  $ 0.26        $  0.37        $  0.66         $  0.90
                                  - pro forma                    $ 0.24        $  0.34        $  0.60         $  0.80

         The fair values of the 2002 and 2003 option grants were determined using the Black-Scholes option pricing model and the following assumptions: expected stock price volatility of 40% to 60%, risk-free interest rates ranging from 1.7% to 4.0%, weighted average expected option lives of five years, and no dividend yield. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because Headwaters' stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect their fair value, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of stock options.

         During the quarter ended June 30, 2003, Headwaters granted to employees and officers options to purchase approximately 390,000 shares of common stock. These options have an exercise price of $16.89 per share, the fair market value of Headwaters' common stock on the date of grant. Subsequent to June 30, 2003, Headwaters granted to certain employees and an officer options to purchase a total of approximately 180,000 shares of common stock with exercise prices ranging from $14.70 to $15.48 per share, the fair market value of Headwaters' common stock on the dates of grant.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)
                                 _______________


8.       Income Taxes

         The income tax provision consisted of the following:

                                                         Three Months Ended June 30,     Nine Months Ended June 30,
                                                     -------------------------------- ------------------------------
         (thousands of dollars)                                  2002           2003           2002            2003
         ------------------------------------------- ----------------- -------------- -------------- ---------------
         Current tax provision:
              Federal                                          $1,180         $6,870        $ 2,051         $15,383
              State                                               350          1,213            838           2,328
                                                               ------         ------        -------         -------
         Total current tax provision                            1,530          8,083          2,889          17,711

         Deferred tax provision (benefit):
              Federal                                           2,763           (976)         7,440           (677)
              State                                               257           (107)           691            (84)
                                                               ------         ------        -------         -------
         Total deferred tax provision (benefit)                 3,020         (1,083)         8,131           (761)
                                                               ------         ------        -------         -------
         Total income tax provision                            $4,550         $7,000        $11,020         $16,950
                                                               ======         ======        =======         =======
9.       Earnings per Share

         (thousands of dollars and shares,               Three Months Ended June 30,     Nine Months Ended June 30,
                                                     -------------------------------- ------------------------------
         except per-share data)                                  2002           2003           2002            2003
         ------------------------------------------- ----------------- -------------- -------------- ---------------

         Numerator - Net income                                $6,736        $10,544        $16,922         $25,385
                                                               ======        =======        =======         =======
         Denominator:
         Denominator for basic earnings per share
          - weighted-average shares outstanding                24,506         27,192         24,007          27,003

         Effect of dilutive securities - shares
          issuable upon exercise of options and warrants        1,512          1,107          1,555           1,185
                                                               ------        -------        -------         -------
         Denominator for diluted earnings per
          share - weighted-average shares
          outstanding after assumed exercises                  26,018         28,299         25,562          28,188
                                                               ======        =======        =======         =======

         Basic net income per share                            $ 0.27        $  0.39        $  0.70         $  0.94
                                                               ======        =======        =======         =======

         Diluted net income per share                          $ 0.26        $  0.37        $  0.66         $  0.90
                                                               ======        =======        =======         =======

         Anti-dilutive securities not considered in the diluted earnings per share calculations, consisting of out-of-the money options, totaled approximately 0 and 740,000 shares for the quarters ended June 30, 2002 and 2003, respectively, and 270,000 and 510,000 shares for the nine-month periods ended June 30, 2002 and 2003, respectively.

10.      Commitments and Contingencies

         Commitments and contingencies as of June 30, 2003 not disclosed elsewhere, are as follows:

         Medical Insurance - Effective January 1, 2003, Headwaters adopted a self-insured medical insurance plan for employees of all of its subsidiaries. This plan has stop-loss coverage for amounts in excess of $75,000 per individual and approximately $6,000,000 in the aggregate for the plan year ending December 31, 2003. Headwaters has contracted with a third-party administrator to assist in the payment and administration of claims. Insurance claims are recognized as expenses when incurred and include an estimate of costs for claims incurred but not reported at the balance sheet date. As of June 30, 2003, approximately $863,000 is accrued for claims incurred from January though June 2003. For calendar year 2002, ISG maintained a self-insured medical insurance plan for its employees. No liability for 2002 claims remains as of June 30, 2003.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)
                                 _______________


         Property, Plant and Equipment - As of June 30, 2003, Headwaters was committed to spend approximately $6,000,000 to complete capital projects that were in various stages of completion.

         Legal or Contractual Matters - Adtech. In October 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to an alternative fuel technology invented by Davidson. (This technology is distinct from the technology developed by Headwaters.) In September 2000, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee filed by Adtech, Inc. against Davidson and Headwaters. In the action, certain purported officers and directors of Adtech alleged that the technology purchase transaction was an unauthorized corporate action and that Davidson and Headwaters conspired together to affect the transfer. In August 2001, the trial court granted Headwaters' motion to dismiss the complaint. Plaintiffs appealed the case to the Sixth Circuit Court of Appeals. In 2002, the Sixth Circuit Court of Appeals issued an order i) affirming the District Court's judgment and order of dismissal, and ii) transferring to the Federal Circuit Court of Appeals plaintiff's appeal of the District Court's order denying the motion for relief from judgment. The Federal Circuit Court of Appeals has affirmed the District Court's order denying the motion for relief from judgment and the case is now fully at its end.

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

         AGTC. In March 1996, Headwaters entered into an agreement with AGTC and its associates for certain services related to the identification and selection of alternative fuel projects. In March 2002, AGTC filed an arbitration demand claiming that it is owed a commission under the 1996 agreement of eight percent of the revenues received by Headwaters from the Port Hodder project. Headwaters asserts that AGTC did not perform under the agreement and that the agreement was terminated and the disputes were settled in July 1996. Headwaters has filed an answer in the arbitration, denying AGTC's claims and has asserted counterclaims against AGTC. Because the arbitration is at an early stage and resolution is uncertain, legal counsel cannot express an opinion as to the ultimate amount of recovery or liability.

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

         Nalco. In October 2000, Headwaters filed a complaint in the United States District Court for the District of Utah against Nalco Chemical Company ("Nalco"). Headwaters alleged that Nalco, by its sale and marketing of materials for use in creating alternative fuel, breached a non-disclosure agreement, misappropriated trade secrets, and violated patent rights of Headwaters. Nalco filed an answer denying the allegations in the complaint and asserting counter-claims alleging patent invalidity, antitrust violations, and interference with economic relations. Headwaters denied the counter-claims. The parties have settled the dispute and the case was dismissed. There was no material effect on Headwaters' financial statements as a result of the settlement.

         Former Director. Headwaters granted stock options to a member of its board of directors in 1995. The director resigned from the board in 1996. The former director recently claimed that he is entitled to exercise the options. Headwaters believes that most of the former director's options terminated unexercised, but is investigating the former director's claim. Because the investigation is at an early stage and resolution is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)
                                 _______________


         License Fees. Pursuant to the contractual terms of an agreement with a certain licensee, the cumulative net license fees owed to Headwaters, totaling approximately $10,000,000 as of June 30, 2003, have been placed in escrow for the benefit of Headwaters. Headwaters currently expects the escrowed amounts to increase as additional license fees are generated and that most, if not all, of such amounts will be recognized as revenue at some future date. Certain accounting rules governing revenue recognition require that the seller's price to the buyer be "fixed or determinable" as well as reasonably certain of collection. In this situation, those rules appear to currently preclude revenue recognition. Accordingly, none of the escrowed amounts have been recognized as revenue in the consolidated statements of income.

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

         IRS Announcement. An essential element for the production of qualified solid alternative fuel under section 29 of the Internal Revenue Code requires that coal undergo significant chemical change. In June 2003, the IRS in a general announcement, stated that it "has had reason to question the scientific validity of test procedures and results that have been presented as evidence that fuel underwent a significant chemical change, and is currently reviewing information regarding these test procedures and results." At the same time, the IRS announced that private letter rulings ("PLRs") on the question of significant chemical change would be suspended for requests relying on the procedures and results being reviewed. In addition, the IRS indicated that it may revoke PLRs that have relied on the procedures and results under review if it determines that those test procedures and results do not demonstrate that a significant chemical change has occurred. PLRs from the IRS are requested by taxpayers to gain assurance that the tax treatment proposed by the taxpayer is acceptable to the IRS.

         Section 29 tax credits have been considered and discussed on several occasions in the past among Treasury, the IRS, industry participants, and members of Congress. The IRS has previously suspended the issuance of PLRs, most recently in late 2000 through the first half of 2001. Each time that the IRS has suspended the making of rulings, the issues raised by the IRS ultimately were satisfactorily resolved, and the IRS resumed rulings. Headwaters is participating in industry groups that are seeking additional information from the IRS in order to address its concerns. At this time, however, Headwaters cannot predict the outcome of the IRS's review, when the review will be completed, or the ultimate impact of the review on Headwaters.

         The ability to generate and use tax credits by Headwaters' licensees is critical to their continued alternative fuel production. If the ability to use credits is diminished or the production of the solid alternative fuel does not qualify for the credits, a licensee may choose to sell its interest in an alternative fuel facility or curtail production.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)
                                 _______________


         Several facility sales have occurred in the past year, but the sale of a facility normally requires a new PLR. Until the IRS resumes its rulings on the question of significant chemical change, the transfer of facilities will be delayed. If a licensee cannot use credits generated by the facility and cannot sell the facility, the licensee may elect to reduce or suspend production of alternative fuel. Headwaters' license fee revenue and chemical reagent sales have been negatively affected by one licensee's decision to limit production until the IRS's position on chemical change is clarified and rulings on that issue are again available. Headwaters cannot predict whether other customers and licensees may elect to reduce or suspend production of alternative fuel.

11.      SEC Shelf Registration

         In July 2002, Headwaters filed a $250,000,000 universal shelf registration statement with the SEC that can be used for the sale of common stock, preferred stock, convertible debt and other securities, should Headwaters so choose. The SEC declared this registration statement effective in August 2002. In July 2003, Headwaters filed an amendment to the registration statement for the purpose of deregistering $100,000,000 of the originally registered securities, thereby decreasing the maximum amount of securities that can be sold thereunder to $150,000,000. A prospectus supplement describing the terms of any securities to be issued is required to be filed before any offering would commence under the shelf registration. The most likely use of proceeds from securities offered under the shelf registration would be to reduce long-term debt; however, proceeds could also be used for working capital and other general corporate purposes.

12.      Recent Accounting Pronouncements

         In January 2003, Financial Accounting Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN No. 46") was issued. This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities that have certain characteristics. FIN No. 46 was required to be implemented by Headwaters immediately for any variable interests in variable interest entities created after January 31, 2003; and no later than July 1, 2003 for any variable interests in variable interest entities created before February 1, 2003. Headwaters has reviewed this interpretation and all other recently issued accounting standards which have not yet been adopted in order to determine their potential effect, if any, on the results of operations or financial position of Headwaters. Based on that review, Headwaters does not currently believe that any of these recent accounting pronouncements will have a significant effect on its current or future financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto.

Acquisition of ISG and Segments

         The consolidated financial statements include the accounts of Headwaters and all of its subsidiaries, only two of which have significant operations, ISG and HTI. As more fully described in Note 2 to the consolidated financial statements, Headwaters acquired ISG on September 19, 2002. Accordingly, ISG's results of operations for the three- and nine-month periods ended June 30, 2003 are consolidated with Headwaters' 2003 results. ISG's results of operations for periods prior to the September 2002 acquisition date have not been consolidated with Headwaters' 2002 results. ISG's business is seasonal; its strongest quarter is typically the September quarter, followed by the June quarter and then the December quarter. The slowest quarter for ISG is the March quarter. Due to the seasonality of ISG's business and other factors, Headwaters' consolidated results of operations for 2003 are not indicative of the results to be expected for the full fiscal 2003 year.

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

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

         The information set forth below compares Headwaters' operating results for the three months ended June 30, 2003 ("2003") with operating results for the three months ended June 30, 2002 ("2002").

         Revenue. Total revenue for 2003 increased by $74.4 million or 233% to $106.4 million as compared to $32.0 million for 2002. The major components of revenue are discussed in the sections below.

         Chemical Reagent Sales. Chemical reagent sales during 2003 were $35.9 million with a corresponding direct cost of $25.3 million. Chemical reagent sales during 2002 were $22.2 million with a corresponding direct cost of $14.9 million. The increase in chemical reagent sales during 2003 was due to increased alternative fuel production by Headwaters' licensees, as well as sales of chemical reagents to new customers. In June 2003, one of Headwaters' licensees significantly reduced production of alternative fuel, and as a result chemical reagent sales from this licensee could decrease by as much as $3.5 million in the September 2003 quarter as compared to the June 2003 quarter (See "IRS Announcement" in Note 10 to the consolidated financial statements). The gross margin percentage decreased in 2003 from 2002 due primarily to higher chemical reagent costs and differing chemical reagent formula margins. Headwaters currently expects its per unit chemical reagent costs to decrease slightly during the September 2003 quarter and into early fiscal 2004; however, actual future gross margin percentages will depend on several factors, including which chemical reagent formulas customers use and in what quantities.

         License Fees. As more fully described in Headwaters Form 10-K, "ITEM 1:
BUSINESS, Covol Fuels," Headwaters earns license fees from the owners of facilities which use Headwaters' proprietary technology to produce solid alternative fuel. This alternative fuel, when sold, is eligible for federal tax credits under Section 29 of the Internal Revenue Code, currently through December 31, 2007, subject to changes in laws or regulations. During 2003,

Headwaters recognized license fee revenue totaling $10.1 million, an increase of $1.3 million or 15% over $8.8 million of license fee revenue recognized during 2002. License fees in 2003 consisted of recurring license fees or royalty payments of $9.8 million and deferred revenue amortization of $0.3 million. License fees in 2002 consisted of recurring license fees of $8.5 million and deferred revenue amortization of $0.3 million. The increase in license fee revenue in 2003 is largely attributable to one licensee that significantly increased its production of alternative fuel. This same licensee significantly decreased its production of alternative fuel in June 2003 and it is not currently known at what levels it will operate its facilities during the September 2003 quarter and beyond. Headwaters recognized approximately $2.0 million of license fee revenue from this licensee during the June 2003 quarter (See "IRS Announcement" in Note 10 to the consolidated financial statements).

         Pursuant to the contractual terms of an agreement with a certain licensee, the cumulative net license fees owed to Headwaters, totaling approximately $10,000,000 as of June 30, 2003, have been placed in escrow for the benefit of Headwaters. Headwaters currently expects the escrowed amounts to increase as additional license fees are generated and that most, if not all, of such amounts will be recognized as revenue at some future date. Certain accounting rules governing revenue recognition require that the seller's price to the buyer be "fixed or determinable" as well as reasonably certain of collection. In this situation, those rules appear to currently preclude revenue recognition. Accordingly, none of the escrowed amounts have been recognized as revenue in the consolidated statements of income.

         ISG Revenues and Cost of Revenues. Coal combustion products revenues and manufactured products sales and the related cost of revenue captions represent ISG's revenues and cost of revenues for 2003. There were no comparable revenues and cost of revenues for ISG included in the 2002 results.

         Depreciation and Amortization. These costs increased by $3.1 million to $3.4 million in 2003 from $0.3 million in 2002. The increase was primarily attributable to depreciation and amortization of the tangible and intangible assets related to the ISG acquisition. Depreciation and amortization expense in subsequent quarters should be comparable to 2003, but will increase substantially in fiscal 2003 over the respective 2002 periods as a result of the ISG acquisition.

         Research and Development. Research and development expenses increased by $0.5 million to $1.1 million in 2003 from $0.6 million in 2002. The increase was primarily attributable to the inclusion of additional costs relating to ISG's research and development activities. In 2002, research and development expenses primarily represent costs related to HTI's activities.

         Selling, General and Administrative Expenses. These expenses increased $6.5 million or 167% to $10.4 million for 2003 from $3.9 million for 2002. The increase in 2003 was due primarily to the inclusion of ISG's costs.

         Other Income and Expense. During 2003, Headwaters reported net other expense of $4.2 million compared to net other income of $0.4 million during 2002. The change of $4.6 million is primarily attributable to an increase in interest expense of $4.2 million, $0.7 million of which resulted from the early repayments of debt principal which accelerated the amortization of debt discount and debt issue costs related to the principal that was repaid. Interest expense increased in 2003 due to the substantial increase in debt incurred in September 2002 to finance the acquisition of ISG. Interest expense will be significantly higher in fiscal 2003 compared to the respective fiscal 2002 periods as a result of this debt. Any future early repayments of debt principal will accelerate the amortization of debt discount and debt issue costs.

         Income Tax Provision. In both 2003 and 2002, Headwaters recorded an income tax provision at an effective tax rate of approximately 40%.

Nine Months Ended June 30, 2003 Compared to Nine Months Ended June 30, 2002

         The information set forth below compares Headwaters' operating results for the nine months ended June 30, 2003 ("2003") with operating results for the nine months ended June 30, 2002 ("2002").

         Revenue. Total revenue for 2003 increased by $205.6 million or 272% to $281.2 million as compared to $75.6 million for 2002. The major components of revenue are discussed in the sections below.

         Chemical Reagent Sales. Chemical reagent sales during 2003 were $98.1 million with a corresponding direct cost of $66.1 million. Chemical reagent sales during 2002 were $49.5 million with a corresponding direct cost of $33.7 million. The increase in chemical reagent sales during 2003 was due to increased alternative fuel production by Headwaters' licensees, as well as sales of chemical reagents to new customers.

         License Fees. During 2003, Headwaters recognized license fee revenue totaling $27.8 million, an increase of $6.5 million or 31% over $21.3 million of license fee revenue recognized during 2002. License fees in 2003 consisted of recurring license fees or royalty payments of $26.9 million and deferred revenue amortization of $0.9 million. License fees in 2002 consisted of recurring license fees of $20.1 million and deferred revenue amortization of $1.2 million. There were two primary reasons for the increase in license fee revenue in 2003 compared to 2002. A major licensee that purchased four facilities from a former licensee in October 2001 did not begin operating those facilities until early calendar 2002. Headwaters earned approximately $8.6 million in license fees from this licensee in 2003 and $4.2 million in 2002. Also, another licensee significantly increased its production of alternative fuel in 2003. This same licensee significantly decreased its production of alternative fuel in June 2003 and it is not currently known at what levels it will operate its facilities during the September 2003 quarter and beyond. Headwaters has recognized $5.0 million of revenue from this licensee in 2003.

         ISG Revenues and Cost of Revenues. Coal combustion products revenues and manufactured products sales and the related cost of revenue captions represent ISG's revenues and cost of revenues for 2003. There were no comparable revenues and cost of revenues for ISG included in the 2002 results.

         Depreciation and Amortization. These costs increased by $8.7 million to $9.7 million in 2003 from $1.0 million in 2002. The increase was primarily attributable to depreciation and amortization of the tangible and intangible assets related to the ISG acquisition.

         Research and Development. Research and development expenses increased by $1.5 million to $3.2 million in 2003 from $1.7 million in 2002. The increase was primarily attributable to the inclusion of additional costs relating to ISG's research and development activities. In 2002, research and development expenses primarily represent costs related to HTI's activities.

         Selling, General and Administrative Expenses. These expenses increased $20.9 million or 222% to $30.3 million for 2003 from $9.4 million for 2002. The increase in 2003 was due primarily to the inclusion of ISG's costs, and to a lesser extent, an increase in professional services expenses of approximately $1.1 million related to legal actions Headwaters is currently pursuing.

         Other Income and Expense. During 2003, Headwaters reported net other expense of $14.2 million compared to net other income of $2.4 million during 2002. The change of $16.6 million is primarily attributable to an increase in interest expense of $12.2 million, gains in 2002 for $1.3 million related to the sale of an interest in an alternative fuel facility and $0.8 million related to the collection of a note receivable that had previously been written off, and a $2.1 million write-down of a note receivable in 2003.

         Interest expense increased in 2003 due to the substantial increase in debt incurred in September 2002 to finance the acquisition of ISG. Interest expense in 2003 also includes $1.1 million related to accelerated amortization of debt discount and debt issue costs associated with $19.0 million of early repayments of senior debt principal.

         Income Tax Provision. In 2003, Headwaters recorded an income tax provision at an effective tax rate of approximately 40%. In 2002, the effective tax rate was approximately 39%.

Liquidity and Capital Resources

         Net cash provided by operations during the nine months ended June 30, 2003 ("2003") was $41.2 million compared to $0.8 million of net cash provided by operations during the nine months ended June 30, 2002 ("2002"). Most of the positive cash flow from operating activities in both periods was attributable to net income; however in 2002, due to large cash expenditures for short-term investments ($18.8 million) and the significant growth in Headwaters' business, operating activities resulted in a low amount of net cash inflow. During 2003, investing activities consisted primarily of payments for the purchase of property, plant and equipment. Investing activities in 2002 consisted primarily of the collection of a $6.5 million note receivable and an increase in other assets, primarily costs associated with potential acquisitions and related projects. Financing activities in both 2003 and 2002 consisted primarily of repayments of long-term debt and short-term borrowings, proceeds from exercise of options and warrants and employee stock purchases. More details about these activities are provided in the following paragraphs.

         Operating Activities. Cash provided from operations in 2003 of $41.2 million primarily resulted from net income of $25.4 million plus depreciation and amortization of $9.7 million.

         Investing Activities. In 2003, payments for the purchase of property, plant and equipment totaled $6.3 million. These capital expenditures primarily related to ISG's business, in particular the CCP segment. Capital expenditures are currently expected to total approximately $10.0 million in fiscal 2003.

         In September 2001, Headwaters sold all of its remaining high-risk investments in exchange for a $4.0 million note receivable from a limited liability corporation. This note is due no later than September 2004, is collateralized by the bridge loans and equity investments sold and is being accounted for on the cost recovery method. In March 2003, Headwaters recorded a $2.1 million write-down of this note and as of June 30, 2003, this note has a carrying value of $0.5 million. Headwaters could incur additional losses if the remaining balance on the note is not repaid. At September 30, 2001, Headwaters had outstanding one other note receivable in the amount of $6.5 million. This note and the related accrued interest were collected in October 2001. Also in 2002, Headwaters capitalized over $3.0 million of costs associated with potential acquisitions and related projects.

         Financing Activities. Headwaters acquired ISG in September 2002. In order to obtain the cash necessary to acquire ISG and retire ISG's debt, Headwaters issued $175.0 million of new debt consisting of $155.0 million of senior secured debt and $20.0 million of subordinated debt (see Note 6 to the consolidated financial statements). During 2003, principal repayments of the senior debt totaling $30.3 million were made, which included $19.0 million of optional early repayments. When optional prepayments are made, required principal repayments for all future periods are reduced. Currently, the remaining required fiscal 2003 principal repayment is $3.4 million. Headwaters may, in the future, make additional optional early repayments of the senior debt depending on actual cash flows, Headwaters' current and expected cash requirements and other factors deemed significant by management.

         In 2003, cash proceeds from employee stock purchases and from the exercise of options and warrants totaled $2.1 million, compared to $5.4 million in 2002. Option and warrant exercise activity is largely dependent on Headwaters' stock price and is not predictable. To the extent non-qualified stock options are exercised, or there are disqualifying dispositions of shares obtained upon the exercise of incentive stock options, Headwaters receives a tax benefit generally equal to the income recognized by the optionee. Such amounts, reflected in cash flows from operations in the consolidated statements of cash flows, were $2.7 million in 2002 and $1.7 million in 2003.

         Headwaters intends to expand its business through growth of existing operations, commercialization of technologies currently being developed, and strategic acquisitions of entities that operate in adjacent industries. Acquisitions over a certain size require the approval of the senior debt holders.

         In July 2002, Headwaters filed a $250.0 million universal shelf registration statement with the SEC that can be used for the sale of common stock, preferred stock, convertible debt and other securities, should Headwaters so choose. The SEC declared this registration statement effective in August 2002. In July 2003, Headwaters filed an amendment to the registration statement for the purpose of deregistering $100.0 million of the originally registered securities, thereby decreasing the maximum amount of securities that can be sold thereunder to $150.0 million. A prospectus supplement describing the terms of any securities to be issued is required to be filed before any offering would commence under the shelf registration. The most likely use of proceeds from securities offered under the shelf registration would be to reduce long-term debt; however, proceeds could also be used for working capital and other general corporate purposes.

         Working Capital. Headwaters' working capital decreased by $1.7 million from September 30, 2002, to $13.3 million as of June 30, 2003. The most significant change in the components of working capital was an increase of $8.1 million in the current portion of long-term debt, reflecting senior debt repayment obligations which are higher for fiscal 2004 than for fiscal 2003. Headwaters expects operations to produce positive cash flows in future periods, which, combined with current working capital and the $20.0 million revolving line of credit described below, is expected to be sufficient for operating needs for the next 12 months.

         Long-term Debt. In connection with the ISG acquisition, Headwaters entered into a $175.0 million senior secured credit agreement with a syndication of lenders, under which a total of $155.0 million was borrowed on the acquisition date. The credit agreement also allows up to $20.0 million to be borrowed under a revolving credit arrangement. The debt is secured by all assets of Headwaters, bears interest at a variable rate (approximately 5.6% at June 30, 2003), and is repayable in quarterly installments through August 2007. Future required principal repayments for all future periods currently total approximately $3.4 million for the remainder of fiscal 2003, approximately $27.0 million in fiscal years 2004, 2005, and 2006, and approximately $40.4 million in fiscal 2007. In certain situations, for example when Headwaters receives "excess cash flow," as defined, mandatory prepayments, in excess of the scheduled payments, are required. Mandatory prepayments are calculated as a percentage of "excess cash flow," ranging up to 100%, which percentage is based on Headwaters' "leverage ratio."

         The credit agreement contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset liens, capital expenditures in excess of $15.0 million in any fiscal year, and the payment of dividends, among others. In addition, Headwaters must maintain certain financial ratios, including leverage ratios and interest coverage, as those terms are defined in the credit agreement. As of June 30, 2003, Headwaters must maintain a total leverage ratio of 2.5:1.0 or less. The maximum ratio declines over time until June 2004, at which time the ratio must remain at 2.0:1.0 or less. There is a similar leverage ratio requirement for the senior debt alone, which at June 30, 2003 must be 2.0:1.0 or less, declining over time through June 2004, at which time it must be maintained at 1.5:1.0 or less. The interest coverage requirement at June 30, 2003 was 4.0:1.0 or more and does not change until December 2003, at which time the ratio must be maintained at a level of 5.0:1.0 or more. Headwaters was in compliance with all debt covenants as of June 30, 2003.

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

         The loan agreement contains restrictions and covenants common to such agreements, and these are generally consistent with those described above for the senior secured debt. As of June 30, 2003, Headwaters must maintain a total leverage ratio of 2.75:1.0 or less. The maximum ratio declines over time until June 2004, at which time the ratio must remain at 2.25:1.0 or less. The interest coverage requirement at June 30, 2003 was 3.75:1.0 or more and does not change until December 2003, at which time the ratio must be maintained at a level of 4.75:1.0 or more. Headwaters was in compliance with all debt covenants as of June 30, 2003.

         Income Taxes. In fiscal 2002, Headwaters' cash requirements for income taxes were not significant due to the availability and utilization of net operating loss carryforwards ("NOLs"). Although Headwaters currently has some NOLs in certain states, remaining NOLs for federal tax purposes are not material. Accordingly, Headwaters' cash requirements for income taxes in fiscal 2003 are expected to approximate the income tax provision, with some lag due to the seasonality of operations and because estimated income tax payments are typically based on annualizing the fiscal year's income based on year-to-date results. In 2003, payments totaling approximately $12.1 million have been made.

         Summary of Future Cash Requirements. Significant future cash needs, in addition to operational working capital requirements, are currently expected to consist primarily of debt service payments on outstanding long-term debt, income taxes, and capital expenditures.

IRS Announcement

         As more fully described in "IRS Announcement" in Note 10 to the consolidated financial statements, the IRS is reviewing test procedures and results regarding chemical change as it relates to the production of solid alternative fuel under section 29 of the Internal Revenue Code. The ability to generate and use tax credits by Headwaters' licensees is critical to their continued alternative fuel production. Headwaters' license fee revenue and chemical reagent sales have been negatively affected by one licensee's decision to limit production until the IRS's position on chemical change is clarified and rulings on that issue are again available. Headwaters cannot predict whether other customers and licensees may elect to reduce or suspend production of alternative fuel.

Recent Accounting Pronouncements

         In January 2003, Financial Accounting Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN No. 46") was issued. This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities that have certain characteristics. FIN No. 46 was required to be implemented by Headwaters immediately for any variable interests in variable interest entities created after January 31, 2003, and no later than July 1, 2003 for any variable interests in variable interest entities created before February 1, 2003. Headwaters has reviewed this interpretation and all other recently issued accounting standards which have not yet been adopted in order to determine their potential effect, if any, on the results of operations or financial position of Headwaters. Based on that review, Headwaters does not currently believe that any of these recent accounting pronouncements will have a significant effect on its current or future financial position or results of operations.


Forward-looking Statements

         Statements in this Quarterly Report on Form 10-Q regarding Headwaters' expectations as to the managing and marketing of coal combustion products, operation of facilities utilizing alternative fuel technologies, the marketing of alternative fuels, the receipt of licensing fees, royalties, and product sales revenues, the development, commercialization and financing of new technologies and other strategic business opportunities and acquisitions and other information about Headwaters that is not purely historical by nature, including those statements regarding Headwaters' future business plans, the operation of facilities, the availability of tax credits, the availability of feedstocks, and the marketability of the coal combustion products and alternative fuel, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Headwaters believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting the coal combustion products and alternative fuel industries or the economy generally, factors which could cause actual results to differ from expectations stated in these forward-looking statements include, among others, the following:

(1) Ability to repay our substantial debt obligations, including significant interest payments, under our senior secured credit facility and senior subordinated debentures.
(2) Restrictions on our ability to operate the businesses because of covenants in the senior secured credit facility and senior subordinated debentures.
(3)    Satisfactory resolution of several significant disputes in litigation.
(4)    Increased use and market acceptance of fly ash.
(5) Fluctuations in the price and sales of cement and concrete products markets in which ISG competes.
(6) Clean Air Act Amendments and regulations that could adversely impact coal consumption or the quality and quantity of coal combustion products.
(7) Potential property damage claims and the availability of insurance coverage for claims related to ISG's stucco and other building products.
(8) Liabilities in excess of Headwaters' insurance limits, not covered by insurance, or for which insurance is not available.
(9) Operating issues for licensed alternative fuel facilities including feedstock availability, moisture content, Btu content, correct application of chemical reagent, achieving significant chemical change, operability of equipment, production capacity, product durability, resistance to water absorption, overall costs of operations and other commercial factors surrounding the use of Covol Fuels' technologies.
(10) Marketing issues relating to acceptance and regulatory permitting of alternative fuels manufactured using Covol Fuels' technologies.
(11) Securing of suitable alternative fuel facility sites, including permits and raw materials, for relocation and operation of alternative fuel facilities and product sales.
(12) The market acceptance of products manufactured with Headwaters' technologies in the face of competition from traditional products.
(13) Dependence on licensees to successfully implement Covol Fuels' technologies and to make license and other payments to Covol Fuels.
(14) Maintenance of placed-in-service and other requirements under Section 29 of the tax code by alternative fuel manufacturing facilities.
(15) Changes in governmental regulations or failure to comply with existing regulations that could result in reduction or shutdown of operations of licensee alternative fuel facilities.
(16) The continued availability of tax credits to licensees under the tax code and each licensee's ability to use tax credits, including satisfactory resolution of the IRS's position on chemical change.
(17) The commercial feasibility of Covol Fuels' alternative fuel technologies upon the expiration of tax credits.
(18) Ability to commercialize new technologies which have only been tested in the laboratory and not in full-scale operations.
(19) Ability to commercialize the technology of HTI and to implement new business plans which are at an early stage of investigation and investment and which will require significant time, management, and capital investment.
(20)   Success of HTI in conducting business in China.
(21) Success in the face of competition by others producing coal combustion products or alternative chemical reagent products.
(22)   Sufficiency of intellectual property protections.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Headwaters is exposed to financial market risks, primarily related to changes in interest rates. Headwaters does not use derivative financial instruments for speculative or trading purposes, and no significant derivative financial instruments were outstanding as of June 30, 2003 or subsequent thereto.

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

         As described in more detail in Note 6 to the unaudited consolidated financial statements, Headwaters has outstanding $124.7 million of variable-rate long-term debt as of June 30, 2003, which is repayable through August 2007. The interest rate on this debt as of June 30, 2003 was approximately 5.6%, which rate changed in July 2003 to approximately 5.5%. At that time, Headwaters locked in a rate for three months. In October 2003, Headwaters can lock in a new rate for one, three, or six months. A change in the interest rate of 1% would change interest expense by approximately $1.2 million during the next 12 months, considering required principal repayments.

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

         Based on their review and evaluation as of June 30, 2003, and subject to the inherent limitations as described above, Headwaters' CEO and CFO have concluded that Headwaters' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. In addition, they are not aware of any change in Headwaters' internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, Headwaters' internal control over financial reporting.


                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See "Legal or Contractual Matters" in Note 10 to the consolidated financial statements for a description of current legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

         During the quarter ended June 30, 2003, pursuant to the exercise of options and warrants, approximately 104,000 shares of Headwaters restricted common stock were issued. Headwaters has several outstanding effective registration statements filed on Forms S-3 and Forms S-8. All of the shares of restricted common stock issued during the quarter have been registered under one of these registration statements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are included herein:

                  10.60.0  Amendment to Employment Agreement with         *
                           Kirk A. Benson dated July 9, 2003
                  12       Computation of ratio of earnings to            *
                           combined fixed charges and preferred
                           stock dividends
                  31       Section 302 Certification of Chief             *
                           Executive Officer
                  31.1     Section 302 Certification of Chief             *
                           Financial Officer
                  32       Section 906 Certifications of Chief            *
                           Executive Officer and Chief Financial
                           Officer
                  _______________________
                  *        Filed herewith.

         (b) The following Form 8-K was furnished to the SEC during the quarter ended June 30, 2003:

                  Form 8-K dated April 24, 2003 announcing Headwaters' results for the quarter ended March 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HEADWATERS INCORPORATED

Date:  August 8, 2003             By: /s/ Kirk A. Benson
                                      ------------------------------------------
                                      Kirk A. Benson, Chief Executive Officer
                                      and Principal Executive Officer

Date: August 8, 2003              By: /s/ Steven G. Stewart
                                      ------------------------------------------
                                      Steven G. Stewart, Chief Financial Officer
                                      and Principal Financial Officer