Form 10-K
period 2003-09-30
HEADWATERS INC
filed 2003-12-08
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2003,

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission file number 0-27808

                             HEADWATERS INCORPORATED
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   87-0547337
  -------------------------------           ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

    10653 South River Front Parkway, Suite 300
                South Jordan, Utah                        84095
    ------------------------------------------          ----------
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

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2003 was $374,304,448, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

         The number of shares outstanding of the registrant's common stock as of November 30, 2003 was 28,068,818.
                           ___________________________

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following document are incorporated herein by reference: Portions of the registrant's definitive proxy statement to be issued in connection with registrant's annual stockholders' meeting to be held in 2004.

                                TABLE OF CONTENTS
                                                                            Page
PART I

ITEM 1.    BUSINESS...........................................................3
ITEM 2.    PROPERTIES........................................................14
ITEM 3.    LEGAL PROCEEDINGS.................................................14
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............16

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.............................................16
ITEM 6.    SELECTED FINANCIAL DATA...........................................17
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.......................................18
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........35
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................36
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE........................................36
ITEM 9A.   CONTROLS AND PROCEDURES...........................................37


PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................37
ITEM 11.   EXECUTIVE COMPENSATION............................................37
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....37
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................38
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES............................38


PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K.....................................................38

SIGNATURES...................................................................41


Forward-looking Statements

This Annual Report on Form 10-K, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Actual results may vary materially from such expectations. Words such as "expects," "anticipates," "targets," "goals," "projects," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking. For a discussion of the factors that could cause actual results to differ from expectations, please see the captions entitled "Forward-looking Statements" and "Risk Factors" in Item 7 hereof. There can be no assurance that our results of operations will not be adversely affected by such factors. Unless legally required, we undertake no obligation to revise or update any forward-looking statements for any reason. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Our internet address is www.hdwtrs.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Our reports can be accessed through the investor relations section of our web site. The information found on our web site is not part of this or any report we file or furnish to the SEC.

                                     PART I

ITEM 1.  BUSINESS

General Development of Business

         Introduction. Headwaters develops and commercializes technologies that enhance the value of coal, gas, oil and other natural resources. We are the largest provider of technologies used to produce coal-based solid synthetic fuels, and we are the industry leader in managing and marketing coal combustion products ("CCPs") in the United States. We are developing and commercializing proprietary technologies to convert or upgrade fossil fuels into higher-value products and are developing nanocatalyst technologies that have multiple applications. Headwaters has experienced dramatic growth over the last several years, generated from internal growth as well as through acquisitions. Our revenues have grown from $6.7 million in 1999 to $387.6 million for the fiscal year ended September 30, 2003.

         We have successfully commercialized technologies and processes that enhance the value of coal used to generate electricity. Coal is one of the world's most abundant and affordable natural resources and is the primary fossil fuel used world-wide for electricity generation. In 2001, coal represented 62% of the world's fossil fuel energy reserves, while crude oil and natural gas represented 20% and 18%, respectively. Coal serves as a primary resource for baseline electricity production in the United States and was used to produce approximately half of the electricity generated in the United States during 2002. The United States Department of Energy ("DOE") has predicted that the use of coal will continue to grow in the United States and throughout the world.

         Headwaters focuses on the "coal value chain" which can be categorized into three major phases: (i) pre-combustion, which includes coal mining, preparation, treatment, and transportation; (ii) combustion, which results in energy generation; and (iii) post-combustion, which includes emissions control and the utilization and disposal of CCPs which are created when coal is burned, such as fly ash and bottom ash. In the pre-combustion phase, Headwaters' proprietary technologies and chemical reagents are used to convert coal into a solid synthetic fuel intended to generate tax credits under Section 29 of the Internal Revenue Code ("Section 29"). In the post-combustion phase, Headwaters manages and markets CCPs which would otherwise be disposed of in landfills and uses CCPs to produce commercial building products.

         Headwaters' Company History. Headwaters was incorporated in Delaware in 1995 under the name Covol Technologies, Inc. In September 2000, the Company's name was changed to Headwaters Incorporated. Headwaters' stock trades under the Nasdaq symbol HDWR.

         As used herein, "Headwaters," "combined company," "company," "we," "our" and "us" refers to Headwaters Incorporated and its division Covol Fuels, together with its consolidated subsidiaries ISG and HTI, unless the context otherwise requires. "ISG" refers to Headwaters' subsidiary, Headwaters Olysub Corporation, formerly Industrial Services Group, Inc., and its subsidiary, ISG Resources, Inc., together with their consolidated subsidiaries, and "HTI" refers to Headwaters Technology Innovation Group, Inc. together with its consolidated subsidiaries, unless the context otherwise requires. All of these terms are used for convenience only, and are not intended as a precise description of any of the separate companies, each of which manages its own affairs.
                     ______________________________________

Covol Fuels

         Principal Products and their Markets. Through our Covol Fuels operating division, Headwaters has developed and commercialized technology that interacts with coal-based feedstocks to produce a solid synthetic fuel intended to be eligible for Section 29 tax credits. The sale of qualified synthetic fuel enables facility owners who comply with certain statutory and regulatory requirements to claim federal tax credits under Section 29, which currently expires on December 31, 2007. Headwaters has licensed this technology to owners of solid synthetic fuel facilities for which it receives royalty revenues. Headwaters also sells proprietary chemical reagents to licensees for use in the production of the coal-based solid synthetic fuel and to other solid synthetic fuel facility owners with whom Headwaters has reagent supply agreements.

         Headwaters licenses the Covol Fuels process to owners of synthetic fuel production facilities and is paid a royalty stream generally based on the tax credits generated from synthetic fuels sold to utilities and other industrial coal consumers. Headwaters also receives revenues from the sale of its chemical reagents. Covol Fuels' licensees and chemical reagent customers include major utilities in the synthetic fuel industry.

         In addition to technology licensing and chemical reagent sales, Headwaters provides on-site facility services to licensees of its technology and purchasers of its reagents. Headwaters has experience in producing synthetic fuel and optimizing the production capabilities of synthetic fuel facilities. This experience complements Headwaters' ongoing laboratory testing and development of synthetic fuels. Headwaters employs chemical, electrical and mechanical engineers and field personnel with extensive plant and equipment operating experience to perform these on-site facility services and other technical support functions.

         Licensing Fees. In fiscal 2001 and 2002, prior to its acquisition of ISG, Headwaters generated 95% or more of its revenues through license fees from its technologies and sale of chemical reagents to owners of coal-based solid synthetic fuel facilities. In fiscal 2003, these license fees and chemical reagent sales contributed approximately 42% of revenues and ISG contributed approximately 57%. See Note 4 to the consolidated financial statements for revenues, profits and total assets set forth by segment. Headwaters currently licenses its technologies to 28 of a company-estimated total of 75 coal-based solid synthetic fuel facilities in the United States. In addition, Covol Fuels sells its proprietary chemical reagents to 19 of these licensee facilities as well as to more than ten other synthetic fuel facilities.

         Current licensees include electric utility companies, coal companies, financial institutions and other major businesses in the United States. License agreements contain a quarterly earned royalty fee generally set at a prescribed dollar amount per ton or a percentage of the tax credits earned by the licensee. License agreements generally have a term continuing through the later of January 1, 2008 or the date after which tax credits may not be claimed or are otherwise not available under Section 29.

         Despite the growth in revenues, there continues to be under-utilization of production capacity in several facilities employing Headwaters' technologies, because of factors such as feedstock quality and the inability of certain owners to utilize all the available Section 29 tax credits. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Risk Factors."

         Chemical Reagent Sales. The transformation of the feedstock to a synthetic fuel involves the use of a chemical reagent in a qualified facility. Headwaters markets two proprietary latex-based chemicals, Covol 298 and Covol 298-1, which are widely used for the production of coal-based solid synthetic fuel. The chemical reagent alters the molecular structure of the feedstock to produce a synthetic fuel.

         Covol 298 and Covol 298-1 are produced by Dow Reichhold Specialty Latex LLC ("Dow Reichhold") under long-term agreements. Headwaters does not maintain or inventory any chemicals. Instead, Headwaters arranges for the shipping of the chemical reagents directly from Dow Reichhold's production facilities to the synthetic fuel plants. The chemical reagents can be manufactured in 13 Dow Reichhold plants throughout North America, assuring short lead-time deliveries and the ability to meet increasing reagent demand. Additionally, Headwaters has an arrangement with Dow Reichhold for technical support services relating to new product development and manufacture.

         Headwaters believes the benefits of its proprietary chemical reagents as compared to competitive materials include clean and efficient combustion characteristics, ease of application, concentrated form of shipment and lack of damage to material handling, pulverizing or combustion equipment. Headwaters believes the chemical reagents used in the Covol Fuels process are environmentally safe, possess superior handling characteristics, burn efficiently and are competitively priced. Additionally, Headwaters' chemical reagents have been reviewed by the IRS and tested by independent laboratories. The parameters of the Covol Fuels process are consistent with the criteria for future private letter rulings as outlined by the IRS in Revenue Procedure 2001-30, as modified by Revenue Procedure 2001-34.

         On-site Facility Services. In addition to licensing its technology and supplying chemical reagents, Headwaters also employs hands-on technical account managers that are available to assist its customers. Headwaters' engineers have years of experience operating synthetic fuel manufacturing equipment, including mixers, extruders, pellet mills, briquetters and dryers. Headwaters' employees are experts in applying our chemical reagents on multiple types of coal feedstocks. Headwaters has operated synthetic fuel facilities utilizing multiple types of coal feedstocks, and has developed and demonstrated process improvements in commercial facilities. Headwaters has also designed and constructed reagent mixing and application systems and has retrofitted existing facilities to use our reagents. For new customers, Headwaters has a mobile, skid-mounted reagent delivery system that allows for on-site demonstration testing. Headwaters believes that this full spectrum of services makes it unique in providing goods and services to the coal-based solid synthetic fuel business.

         Headwaters maintains analytical laboratories, including bench-scale equipment for the production of coal-based solid synthetic fuel and comprehensive analytical testing equipment for performing standard coal analyses. We also monitor, document and substantiate the chemical change process required to obtain Section 29 tax credits.

         Sources of Available Raw Materials and Inventory Requirements. Covol Fuels' chemical reagents are produced by Dow Reichhold under a long-term agreement. Covol Fuels does not maintain or inventory any chemicals. Instead, Covol Fuels arranges for the drop shipping of the chemical reagents directly from Dow Reichhold's production facilities to the synthetic fuel plants. The chemical reagents can be manufactured in its Dow Reichhold plants throughout North America assuring short lead-time deliveries and the ability to meet increasing reagent demand. Separately, the alternative fuel facility owners have unrelated feedstock agreements that provide a supply of raw coal for processing at their facilities. These licensees and customers in turn have production agreements to supply alternative fuel to end users (usually coal-fired electricity generating facilities).

         Major Customers. The following table presents revenues for all customers that accounted for over 10% of total revenue during 2001, 2002 or 2003. Most of the named customers are energy companies. Affiliate relationships are determined for the period in which events are calculated.

         (thousands of dollars)                                2001            2002             2003
         ------------------------------------------ ---------------- --------------- ----------------
         DTE Energy Services, Inc. affiliates               $ 5,111         $19,660          $42,013

         TECO Coal Corporation affiliates                    16,044          20,292    Less than 10%

         Marriott International, Inc. affiliates      Less than 10%          19,105    Less than 10%

         AIG Financial Products Corp. affiliates      Less than 10%          16,900    Less than 10%

         PacifiCorp affiliates                                4,978   Less than 10%    Less than 10%

         Pace Carbon Fuels, L.L.C. affiliates                 4,675   Less than 10%    Less than 10%

ISG

         ISG's Company History. ISG was incorporated in Delaware in 1997. Beginning in October 1997, ISG acquired through a series of transactions a number of companies to form a national CCP business. ISG Resources, Inc., which was incorporated in Utah in August 1998, and its subsidiaries, operate this business. Headwaters acquired ISG in September 2002.

         Principal Products and their Markets. ISG is currently the largest manager and marketer of CCPs in the United States and also manages and markets CCPs in Canada. ISG has long-term exclusive management contracts with coal-fired electric generating utilities throughout the United States and provides CCP management services at more than 110 power plants. ISG markets CCPs where markets exist, and manages much of the disposal of the rest, typically in landfills. ISG has established long-term relationships with many of the nation's major utilities.

         ISG markets CCPs as a replacement for manufactured or mined materials, such as portland cement, lime, agricultural gypsum, fired lightweight aggregate, granite aggregate and limestone. Additionally, ISG's construction materials subsidiary, American Construction Materials, Inc., manufactures masonry and stucco construction materials, packaged products and blocks for the construction industry, which contain a high percentage content of CCPs.

         Utilities produce CCPs year-round, including in the winter when demand for electricity increases in many regions. In comparison, sales of CCPs and construction materials produced using CCPs are keyed to construction market demands that tend to follow national trends in construction with predictable increases during temperate seasons. CCPs must be stored, usually in terminals, during the off-peak sales periods as well as transported to where they are needed for use in construction materials. In part because of the cost of transportation, the market for CCPs used in construction materials is generally regional, although ISG ships products significant distances to states such as California and Florida that do not have coal-fired electric utilities producing high quality CCPs. However, ISG enjoys advantages in both logistics and sales from its status as the largest manager and marketer of CCPs in the United States. ISG maintains more than 30 stand-alone CCP distribution terminals across North America, as well as approximately 90 plant site supply facilities. ISG's operations utilize a fleet of more than 1,000 private railcars and 340 trucks so that it can meet the transportation needs for both disposing and marketing CCPs. In addition, ISG has more than 50 area managers and technical sales representatives nationwide to manage customer relations.

         Fly Ash and Other CCPs. The benefits of CCP use in construction applications include improved product performance, cost savings and positive environmental impact. Fly ash improves both the chemical and physical performance of concrete. Physically, fly ash particles are smaller than cement particles, allowing them to effectively fill voids and create concrete that is denser and more durable. Fly ash particles are spherical and they have a "ball bearing" effect, which lubricates the concrete mix and allows enhanced workability with less water. Chemically, the requirement of less water contributes to decreased permeability and greater durability of concrete. Because fly ash is also typically less expensive than the cement it replaces, concrete producers are able to improve profitability while improving concrete quality.

         When fly ash is used in concrete it provides environmental benefits. According to the EPA, one ton of fly ash used as a replacement for portland cement eliminates approximately one ton of carbon dioxide emissions, or the equivalent of retiring an automobile from the road for two months. These benefits are recognized in major "green building" movements, such as the United States Green Building Council's LEED classification system. The value of utilizing fly ash in concrete has been recognized by numerous federal agencies, including the United States DOE and Environmental Protection Agency ("EPA"), which has issued comprehensive procurement guidelines directing federal agencies to utilize fly ash. Almost all states specify or recommend the use of fly ash in state and federal transportation projects. Other government entities that frequently specify or recommend the utilization of fly ash in concrete include the Federal Highway Administration, the United States Army Corps of Engineers and the United States Bureau of Reclamation. Numerous state departments of transportation are also increasing their reliance on fly ash as a component for improving durability in concrete pavements. Several major cement companies have identified increasing the use of fly ash as a key environmental strategy for the next two decades.

         High quality fly ash is generally the most profitable CCP, as it has a variety of higher margin commercial uses. In 2002, ISG sold approximately 5.75 million tons of high quality CCPs, including 5.25 million tons of high quality fly ash of the approximately 12 million tons of high quality fly ash sold in the United States. The quality of fly ash produced by the combustion process at coal-fired facilities varies widely and is affected by the boilers used by the utilities and by the efficiency of the combustion process. ISG assists its utility clients in their efforts to improve the production of high quality fly ash at their facilities. ISG tests the fly ash to certify compliance with applicable industry standards. A comprehensive quality control system ensures that customers receive fly ash that conforms to their specifications while ISG's extensive investment in transportation equipment and terminal facilities provides reliability of supply.

         ISG supports its marketing sales program by focusing on customer desires for quality and reliability. Marketing efforts emphasize the performance value of CCPs, as well as the attendant environmental benefits.

         ISG undertakes a variety of marketing activities to increase fly ash sales. These activities include:

         o Professional Outreach. To promote the acceptance of fly ash in construction projects, all levels of ISG's sales and marketing organization are involved in making regular educational presentations such as continuing professional education seminars to architects, engineers, and others engaged in specifying concrete mix designs.

         o Technical Publications. ISG publishes, in print form and on its web site at www.isgresources.com, extensive technical reference information pertaining to CCPs and CCP applications. ISG also prominently promotes the environmental benefits of CCP use.

         o Relationships with Industry Organizations. ISG personnel maintain active leadership positions in committees of the American Concrete Institute and the American Society for Testing and Materials, and serve on the boards of the American Coal Ash Association, the Western Region Ash Group, the Texas

                  Coal Ash Utilization Group, the Midwest Coal Ash Association and the American Coal Council. These organizations help establish standards and educate the construction industry and the general public about the benefits of CCP use.

         o Trade Shows. ISG promotes the use of CCPs at more than 30 local and national trade shows and association meetings each year. ISG is also an exhibitor at the nation's leading conferences for utilization of environmentally friendly building products.

         o Government Affairs. ISG has taken a leadership role in encouraging state and federal legislation and regulations that lead to greater utilization of fly ash by emphasizing its environmental, performance and cost advantages. Legislative recognition of the benefits of fly ash as well as the use of fly ash in governmental projects helps familiarize contractors, architects and engineers with the benefits of the product for other construction uses.

         o Advertising. ISG advertises for fly ash sales and utilization in a number of publications, including: Architectural Record, Engineering News-Record, Construction Specifier, Concrete Products, Concrete Producer, Concrete International and Environmental Design & Construction. ISG's website is also a source of sales leads.

         o Creation of Branded Specialty Products. ISG has developed several specialty products that increase market penetration of CCPs and name recognition for ISG's products for road bases, structural fills, industrial fillers and agricultural applications. These include:

                  o Alsil(R)- Processed fly ash used as an industrial filler;

                  o C-Stone(TM)- Quality crushed aggregate manufactured from fly ash and used in road base and feedlot applications;

                  o Flexbase(TM) - FGD scrubber sludge, pond ash, and/or lime proportionally mixed for road base or pond liner material;

                  o Powerlite(R) - Processed fly ash and bottom ash, meeting American Society for Testing and Materials C331 standards, for use as a high quality aggregate in the concrete block industry; and

                  o Peanut Maker(R) - A synthetic gypsum used as a land plaster in agricultural applications.

         New Technologies for CCP Utilization. In an effort to maximize the percentage of CCPs marketed to end users and to minimize the amount of materials disposed of in landfills, ISG's research and development activities focus on expanding the use of CCPs by developing new products that utilize high volumes of CCPs. Through these research and development activities, ISG has developed FlexCrete(TM), a new commercial and residential building product in its pilot stages. FlexCrete(TM) is an aerated concrete product with 60% fly ash content that is cured at lower temperatures and ambient pressure. We expect FlexCrete(TM) will offer advantages for construction, including low cost, ease of use, physical strength, durability, energy efficiency, fire resistance and environmental sensitivity.

         Technologies to Improve Fly Ash Quality. ISG also has developed technologies that maintain or improve the quality of CCPs, further expanding and enhancing their marketability. Utilities are switching fuel sources, changing boiler operations and introducing ammonia into the exhaust gas stream in an effort to decrease costs and/or to meet increasingly stringent emissions control regulations. All of these factors can have a negative effect on fly ash quality, including an increase in the amount of unburned carbon in fly ash and the presence of ammonia slip. ISG has addressed these challenges with the development and/or commercialization of two technologies. Designed to be simple, economical and highly effective, these technologies can be implemented without the large capital expenditures often associated with controlling quality problems.

         Carbon Fixation. Under certain conditions, unburned carbon in fly ash inhibits the entrainment of air in concrete, undermining the strength and integrity of finished product. Technologies designed to remove residual carbon are often capital intensive and are therefore rarely used. ISG has the exclusive license in North America to utilize a carbon fixation technology used to pre-treat fly ash. The technology uses a liquid reagent to coat unburned carbon particles in the fly ash and hinder the impact on the concrete mix. Carbon is not removed, but its effects on air entrainment are minimized. The technology also renders some ash products usable for the first time without having any impact on the quality of finished concrete. Full scale carbon fixation units have been installed and are operating at major power plants.

         Ammonia Slip Mitigation. As electric utilities move to implement stringent new air pollution controls, many are treating boiler exhaust gases with ammonia to remove NOx. This can result in unreacted ammonia being deposited on fly ash. The use of ammonia contaminated fly ash in concrete production can result in the release of ammonia gas, exposing concrete workers to varying levels of ammonia. ISG has developed a technology that uses a chemical reagent to mitigate the ammonia slip effects. When water is added to the concrete mix containing ammoniated fly ash, the reagent converts ammonia to harmless compounds. The process allows the reagent to be added and blended with the dry fly ash at any time from when the fly ash is collected at the power plant to when the fly ash is used in the production of concrete.

         American Construction Materials. ISG has focused on increasing the utilization of CCPs in building products that have not traditionally included CCPs. To accelerate acceptance of CCPs in these markets, ISG created a construction materials subsidiary, American Construction Materials, which includes several well-known brands, such as Magna Wall(R) stuccos and BEST(TM) and Hill Country Mortar Mix(TM) masonry and mortar cements. ISG operates a network of manufacturing and distribution facilities and retail supply stores that are strategically located throughout the southern United States and that provide access to many of the most rapidly growing regions in the nation. ISG has formulated masonry cements, mortar cements, stucco and block products to utilize CCPs in residential and commercial building applications. This strategy has secured an outlet for previously unutilized CCPs while promoting the increased use of CCPs as components of building products in the future. Unlike most of its competitors, ISG has dedicated significant resources to the acquisition and development of new technologies for the use of CCPs in building products applications. We believe that strong brand recognition and the high performance characteristics of our products make us a preferred supplier to home builders and contractors from Florida to Southern California. A key component of our growth strategy has been the development of superior products utilizing innovative fly ash-based formulations.

         Sources of Available Raw Materials and Inventory Requirements. Coal is the largest indigenous fossil fuel resource in the United States, with current U.S. annual coal production in excess of one billion tons. The use of coal to generate electricity has nearly tripled in the last 30 years. Coal serves as a primary resource for baseline electricity production in the United States and was used to produce approximately half of the electricity generated in the United States in 2002. The government estimates that annual coal consumption will increase from 1.06 billion tons to 1.44 billion tons by 2025. The combustion of coal results in a high percentage of residual materials which serve as the "raw material" for the CCP industry. According to the American Coal Ash Association, approximately two-thirds of CCPs produced in 2002 were disposed of in landfills, providing ample opportunities for continuing increases in CCP utilization. As long as a significant amount of electricity in this country is generated from coal-fired generation, ISG believes it will have an adequate supply of raw materials.

HTI

         HTI provides research and development support to Headwaters. HTI maintains a staff of engineers, scientists and technicians with expertise in the design and operation of high-pressure and temperature process plants at its Lawrenceville, New Jersey pilot plant and laboratory facilities. The following are some of the technologies currently under development.

         o Nanocatalyst Technology. HTI has developed the capability to work at the molecular level in the aligning, spacing and adhering of nano-sized crystals of precious metals on substrate materials. The net effect is higher performance with lower precious metal content, and nearly 100% selectivity for certain chemical reactions (i.e., byproducts and waste are minimized and the desired reaction is maximized). Potential applications for this nanotechnology include new processes for direct synthesis of hydrogen peroxide and production of propylene oxide. This same technique can also be used to regenerate spent precious metal catalysts and to improve volatile organic compound oxidation, naphtha reforming and fuel cell catalysts. Headwaters has entered into a preliminary joint venture agreement for fuel cell technology development and commercialization with the Dalian Institute of Chemical Physics of the People's Republic of China.

         o Direct Coal Liquefaction Technology. Headwaters has developed an advanced technology for producing clean liquid fuels directly from coal. Shenhua Group, China's largest coal company, has purchased elements of Headwaters' direct coal liquefaction technology for its plant to be built in Majata, China. The plant is expected to become the first commercial direct coal liquefaction plant in the world with an ultimate capacity of 50,000 barrels per day.

         o Heavy Oil Upgrading Technology. HTI has obtained the exclusive worldwide license to develop, market and sublicense an innovative catalytic heavy oil upgrading technology known as
                  (HC)3. This technology is a hydrocracking process used for upgrading heavy oil, bitumen or bottom-of-the-barrel residual oil into synthetic crude or clean liquid fuels. The process uses a proprietary, highly active molecular catalyst. There are several heavy oil upgrading plants located around the world that could immediately apply and benefit from the (HC)3 technology with minimal modification to plant and equipment.

         o Gas-To-Liquids Technology. Commercialization of slurry-phase Fischer-Tropsch ("FT") technology provides a new source of clean diesel fuels from fossil fuel resources. HTI has developed a skeletal-iron FT catalyst specifically designed for slurry-phase reactors that converts gaseous materials into a range of liquid fuels. We believe that HTI's skeletal-iron FT catalyst is stronger and more economical to utilize than conventional FT catalysts, and that existing petrochemical and chemical plants could be adapted to produce diesel fuel.

Research and Development

         In 2001, research and development expenses were $2.4 million, consisting primarily of acquired in-process research and development related to the HTI acquisition. In 2002, research and development expenses were $2.3 million, consisting primarily of ongoing activities at HTI. Research and development expenses increased by $2.4 million to $4.7 million in 2003. The increase was primarily attributable to the inclusion of additional costs relating to ISG's research and development activities.

Headwaters' Business Strategy

         Headwaters intends to pursue the following business strategy:

o Enable Customers to Maximize Production and Value of Synthetic Fuel Facilities. In order for our customers to maximize the production and value of their coal-based synthetic fuel facilities, we will continue to assist them in operating their facilities more efficiently, and we will actively market the benefits of synthetic fuel to electric power generators. Covol Fuels intends to continue to develop technologies that improve coal handling, enhance coal combustion characteristics and reduce air emissions.

o Expand Consumption and Enhance Quality of CCPs. We intend to expand our market presence geographically and continue to seek increased market acceptance of CCPs through targeted marketing of industry decision makers, such as architects and engineers, and through efforts to increase governmental recommendations and mandates to use CCPs. An important part of our strategy is to focus on alternative uses of CCPs, including road beds, embankments, building products and waste stabilization. ISG also intends to continue to seek new business opportunities with other utilities.

o Leverage Complementary Relationships and Capabilities. Covol Fuels and ISG each maintains long-standing relationships with many of the largest coal-fired electricity producers in the United States. Headwaters believes these complementary relationships will provide opportunities to expand and strengthen its position among coal-fired power generation utilities. Headwaters intends to market new technologies and services to its existing client base, as well as other utilities.

o Develop and License New Technologies. Headwaters will continue to develop and commercialize technologies that add value to coal, gas, oil and other natural resources. These efforts will focus on upgrading heavy oil to lighter fuel, gas-to-liquid fuels conversion and converting or upgrading fossil fuels into higher value products. In addition, ISG is developing and/or commercializing new technologies such as carbon fixation and ammonia removal to improve the quality of fly ash. HTI's nanocatalyst technologies should provide us with an opportunity for commercialization of multiple custom designed catalysts. Headwaters will seek to develop strategic relationships with major companies in the energy and chemical industries to accelerate commercialization of its energy and catalyst technologies.

o Pursue Complementary and Expansionary Acquisitions. Headwaters intends to identify and analyze additional acquisition opportunities to strengthen its position as a leading value enhancer of fossil fuels and other natural resources. Headwaters will evaluate possible acquisitions of complementary businesses in the chemical, energy, building products and related industries. Significant acquisitions may be financed with additional indebtedness.

Competition

         Headwaters experiences competition from traditional coal and fuel suppliers and natural resource producers, in addition to those companies that specialize in the use and upgrading of industrial byproducts. Many of these companies have greater financial, management and other resources than Headwaters, and may be able to take advantage of acquisitions and other opportunities more readily.

         Coal-based solid synthetic fuels made using Covol Fuels' technologies, from which Covol Fuels derives license revenues and revenues from sales of chemical reagents, compete with other synthetic fuel products, as well as traditional fuels. For Covol Fuels competition may come in the form of the marketing of competitive chemical reagents and the marketing of end products qualifying as synthetic fuel. Covol Fuels competes with other companies possessing technologies to produce coal-based solid synthetic fuels and companies that produce chemical reagents such as Nalco Chemical Company and Accretion Technologies, LLC.

         Covol Fuels also experiences competition from traditional coal and fuel suppliers and natural resource producers, in addition to those companies that specialize in the use and upgrading of industrial byproducts. These companies may have greater financial, management and other resources than Headwaters has. Further, many industrial coal users are limited in the amount of synthetic fuel product they can purchase from Covol Fuels' licensees because they have committed to purchase a substantial portion of their coal requirements through long-term contracts for standard coal.

         Generally, the business of marketing traditional CCPs and construction materials is intensely competitive. ISG has substantial competition in three main areas: obtaining CCP management contracts with utility and other industrial companies; marketing CCPs and related industrial materials; and marketing its construction materials. ISG has a presence in every region in the United States but, because the market for the management of CCPs is highly fragmented and because the costs of transportation are high relative to sales prices, most of the competition in the CCP management industry is regional. There are many local, regional and national companies that compete for market share in these areas with similar products and with numerous other substitute products. Although ISG typically has long-term CCP management contracts with its clients, some of such contracts provide for the termination of such contract at the convenience of the utility company upon a minimum 90-day notice. Moreover, certain of ISG's most significant regional CCP competitors appear to be seeking a broader national presence. These competitors include Lafarge North America Inc., Boral Material Technologies Inc. and Cemex. Construction materials are produced and sold regionally by the numerous owners and operators of concrete ready-mix plants. Producers with sand and gravel sources near growing metropolitan areas have important transportation advantages. In Texas, ISG's most important construction materials market, Featherlite Building Products is among ISG's competitors.

         Many of the world's major chemical companies are devoting significant resources to researching and developing nanocatalysts and catalytic processes. These companies have greater financial, management and other resources than Headwaters has. Headwaters' strategy is to enter into license agreements or joint ventures with major chemical companies for the further development and commercialization of Headwaters' nanocatalyst technologies.

Intellectual Property

         Headwaters itself has one registered trademark and one pending trademark application.

         ISG has 13 U.S. patents that expire between 2009 and 2017 and over 10 U.S. patent applications pending. ISG has 14 registered trademarks and two pending trademark applications. While these collective patents and trademarks are important to ISG's competitive position, no single patent or trademark is material to ISG.

         Covol Fuels has nine U.S. patents that expire between 2011 and 2014. Covol Fuels has one registered trademark.

         HTI has 17 U.S. patents that expire between 2011 and 2022 and over 15 U.S. patent applications pending. HTI has three registered trademarks and four pending trademark applications.

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

         In addition to patent protection, Headwaters also relies on trade secrets, know-how, and confidentiality agreements to protect these technologies. Despite these safeguards, such methods may not afford complete protection and there can be no assurance that others will not either independently develop such know-how or unlawfully obtain access to Headwaters' know-how, concepts, ideas, and documentation.

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

Effect of Federal, State and Local Laws

         Section 29. Headwaters' coal-based solid synthetic fuel business is subject to compliance with the terms of Section 29. The issuance of private letter rulings ("PLRs") under Section 29 by the Internal Revenue Service ("IRS") is important to the willingness of the owners of synthetic fuel facilities to operate and to their ability to transfer ownership of those facilities. The IRS has suspended the issuance of PLRs to synthetic fuel facility owners several times in the past, and there can be no assurance that the IRS will not suspend the issuance of PLRs in the future. Most recently, in June 2003, the IRS stated, in summary, in Announcement 2003-46 that it "has had reason to question the scientific validity of test procedures and results that have been presented as evidence that fuel underwent a significant chemical change, and is currently reviewing information regarding these test procedures and results," and that pending its review of the issue it was suspending the issuance of new PLRs regarding significant chemical change.

         The IRS release of Announcement 2003-46 caused certain of Headwaters' licensees to reduce or cease synthetic fuel production, which resulted in a material adverse impact on Headwaters' revenues and net income. In October 2003, the IRS stated in summary in Announcement 2003-70 that it continues to question whether processes it had approved under its long-standing ruling practice produce the necessary level of chemical change required under Section 29 and Revenue Ruling 86-100. Nonetheless, the IRS indicated that it would continue to issue PLRs regarding chemical change under the standards set forth in Revenue Procedures 2001-30 and 2001-34, and that the industry's chemical change test procedures and results are scientifically valid if applied in a consistent and unbiased manner. Although the IRS resumed its practice of issuing PLRs, it expressed continuing concerns regarding the sampling and data/record retention practices prevalent in the synthetic fuels industry.

         Also on October 29, 2003, the United States Senate Permanent Subcommittee on Investigations issued a notification of pending investigations. The notification listed the synthetic fuel tax credit as a new item, stating:

         The Subcommittee has initiated an investigation of potential abuses of tax credits for producers of synthetic fuel under Section 29 of the Internal Revenue Code. The Subcommittee anticipates that this investigation will focus on whether certain synthetic fuel producers are claiming tax credits under Section 29, even though their product is not a qualified synthetic fuel under Section 29 and IRS regulations. In addition, the investigation will address whether certain corporations are engaging in transactions solely to take advantage of unused Section 29 credits, with no other business purpose. Lastly, the investigation will address the IRS's efforts to curb abuses related to the Section 29 tax credits.

         The effect that the Senate subcommittee investigation of synthetic fuel tax credits may have on the industry is unknown.

         Environmental. The coal-based solid synthetic fuel operations of Headwaters and its licensees are subject to federal, state and local environmental regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of waste products. Moreover, in order to establish and operate the synthetic fuel plants, power plants and operations to collect and transport CCPs and bottom ash, we and our licensees and customers have obtained various state and local permits and must comply with processes and procedures that have been approved by regulatory authorities. Compliance with permits, regulations and the approved processes and procedures help protect against pollution and contamination. We believe that all required permits to construct and operate these solid synthetic fuel facilities have been obtained and believe they are in substantial compliance with all relevant laws and regulations governing synthetic fuel operations.

         In spite of safeguards, our operations entail risks of regulatory noncompliance or accidental discharge that could create an environmental liability because hazardous materials are used or stored during normal business operations. For example, we and our subsidiaries use and share other hazardous chemicals in order to conduct operations involving distillation to purify products, analysis, packaging of chemicals and the selling and manufacturing of chemicals in small research volumes. Our subsidiaries also use their facilities to perform research and development activities involving coal, oil, chemicals and industrial gases such as hydrogen. As a result, petroleum and other hazardous materials have been and are present in and on their properties. We generally hire independent contractors to transport and dispose of any hazardous materials generated and send any hazardous wastes only to federally approved, large scale and reputable off-site waste facilities.

         The federal Clean Air Act of 1970 and subsequent amendments (particularly the Clean Air Act Amendments of 1990), and corresponding state laws, which regulate the emissions of materials into the air, affect the coal industry both directly and indirectly. The coal industry is directly affected by Clean Air Act permitting requirements and/or emissions control requirements, including requirements relating to particulate matter (such as, "fugitive dust"). The coal industry may also be impacted by future regulation of fine particulate matter measuring 2.5 micrometers in diameter or smaller. In July 1997, the EPA adopted new, more stringent National Ambient Air Quality Standards, or NAAQS, for particulate matter and ozone. Although the NAAQS have been challenged in litigation, slowing their implementation, the standards were upheld by the United States Supreme Court, and states will ultimately be required to revise their existing state implementation plans ("SIPs") to attain and maintain compliance with the new NAAQS. Because electric utilities emit nitrogen oxide ("NOx"), which are precursors to ozone and particulate matter, ISG's utility customers are likely to be affected when the new NAAQS are implemented by the states. State and federal regulations relating to fugitive dust and the implementation of the new NAAQS may reduce ISG's sources for its products. The extent of the potential impact of the new NAAQS on the coal industry will depend on the policies and control strategies associated with the state implementation process under the Clean Air Act.

         The 1990 Clean Air Act Amendments require utilities that are currently major sources of NOx in moderate or higher ozone non-attainment areas to install reasonably available control technology for NOx. EPA currently plans to finalize stricter ozone NAAQS (discussed above) by 2004. EPA promulgated a rule (the "NOx SIP call") in 1998 requiring 22 eastern states to make substantial reductions in NOx emissions. Under this rule, EPA expects that states will achieve these reductions by requiring power plants to make substantial reductions in their NOx emissions. The NOx SIP call must be implemented by May 31, 2004. In addition to the NOx SIP call, by May 31, 2004, EPA must directly regulate NOx emissions from states upwind of four eastern states that petitioned EPA (pursuant to section 126 of the Clean Air Act). The section 126 rule will be withdrawn in any state that submits an approvable NOx SIP. Installation of reasonably available control technology and additional control measures required under the NOx SIP call or the section 126 rule will make it more costly to operate coal-fired utility power plants and, depending on the requirements of individual SIPs, could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future. The effect such regulation or other requirements that may be imposed in the future could have on the coal industry in general and on ISG in particular cannot be predicted with certainty. No assurance can be given that the ongoing implementation of the Clean Air Act (including the 1990 Amendments) or any future regulatory provisions will not materially adversely affect ISG.

         In addition, the 1990 Clean Air Act Amendments require a study of utility power plant emissions of certain toxic substances, including mercury, and direct EPA to regulate emissions of these substances, if warranted. EPA has submitted reports to Congress on Mercury (1997) and Utility Air Toxics (1998). On December 14, 2000, EPA announced its finding that regulation of hazardous air pollutant emissions from oil- and coal-fired electric utility steam generating units is necessary and appropriate. EPA expects to propose emission standards by

December 15, 2003 and to finalize them by December 15, 2004. These regulations are likely to require reductions in mercury emissions, and such requirements, if promulgated, could result in reduced use of coal if utilities switch to other sources of fuel.

         The Clear Skies Initiative, announced by the Bush Administration in February 2002 (S.485 and H.R. 999, and revised by S.1844), seeks to develop strategies for reducing emissions of sulfur dioxide ("SOx"), NOx and mercury from power plants. Because the Initiative must be implemented by legislation that has not yet been enacted, its effect on ISG cannot be determined at this time. However, in February and April 2003, two four-pollutant bills (S.366 and S.843, respectively) for power plants were referred to the Senate Environment and Public Works Committee. In addition to the three pollutants covered under the Clear Skies Initiative, these bills include the greenhouse gas carbon dioxide. If enacted as written, these bills could result in reduced use of coal if utilities switch to other sources of fuel as a means of complying with more stringent emission limits.

         Coal-fired boilers have been impacted by regulations under the 1990 Clean Air Act Amendments, which established specific emissions levels for SOx and NOx in order to reduce acid rain. These emissions levels have required utilities to undertake many of the following changes: change their fuel source(s), add scrubbers to capture SOx, add new boiler burner systems to control NOx, add or modify fuel pulverizers/air handling systems to control NOx, introduce flue gas conditioning materials to control particulate emissions in conjunction with meeting SOx emissions targets and in some very isolated cases shut down a plant. All of these changes can impact the quantity and quality of CCPs produced at a power plant and can add to the costs of operating a power plant. Furthermore, proposed regulations to control mercury emissions could result in implementation of additional technologies at power plants that could negatively affect fly ash quality.

         Further, inappropriate use of CCPs can result in faulty end products. Since most of the products marketed by ISG typically consist of a mixture of client-supplied CCPs, ISG does not control the quality of the final end product, but may share such control with the manufacturer of the ingredient materials. Therefore, there is a risk of liability regarding the quality of the materials and end products marketed by ISG. In cases where ISG is responsible for end-product quality, such as a structural fill (where material is used to fill a cavity or designated area), ISG depends solely on its own quality assurance program.

         Materials sold by ISG vary in chemical composition. Fossil fuel combustion wastes have been excluded from regulation as "hazardous wastes" under subtitle C of the Resource Conservation and Recovery Act ("RCRA"). However, EPA has determined that national regulations under subtitle D of RCRA (dealing with state and regional solid waste plans) are warranted for coal combustion byproducts disposed of in landfills or surface impoundments, or used to fill surface or underground mines. EPA is planning to publish a proposed rulemaking under subtitle D of RCRA in January 2004. ISG manages a number of landfill and pond operations that may be affected by EPA's proposed regulations. In most of these operations the permitting is contractually retained by the client and the client would be liable for any costs associated with new permitting requirements. The effect of such regulations on ISG cannot be completely ascertained at this time.

         ISG is engaged in providing services at one landfill operation that is permitted and managed as a hazardous waste landfill. ISG provides the services necessary to landfill the client's hazardous wastes and operates certain in-plant equipment and systems for the client. Accordingly, there can be no assurance that ISG will not be named in third-party claims relating to the project.

         CCPs contain small concentrations of metals that are considered as "hazardous substances" under CERCLA. Land application of CCPs is regulated by a variety of federal and state statutes, which impose testing and management requirements to ensure environmental protection. Under limited circumstances, mismanagement of CCPs can give rise to CERCLA liability.

         Electric utility deregulation has slowed substantially from previous years' predictions. Deregulation could negatively impact ISG because it could result in some sources of CCPs being put out of service because they are not economically competitive. On the other hand, deregulation efforts have spurred renewed interest in construction of new coal-fired electricity generating capacity. We believe no significant changes to the sources of CCPs under contract will occur. However, since this change to the industry continues to evolve, the impact of deregulation cannot be accurately projected, and Headwaters could be materially adversely affected if major changes occur to specific sources.

Employees

         Headwaters currently employs approximately 800 employees full-time. Of these employees, approximately 43 are in corporate administration, 34 are employed by Headwaters' Covol Fuels division, 41 are employed by HTI, 487 are employed by ISG's CCP division and 192 are employed by ISG's construction materials division. ISG has more than 50 area managers and technical sales representatives nationwide. Approximately 19 employees work under collective bargaining agreements.

ITEM 2.  PROPERTIES

         Headwaters' headquarters are located at 10653 South River Front Parkway, Suite 300, South Jordan, Utah 84095. The lease for this office space of approximately 26,500 square feet provides for a six-year term. The monthly rent is approximately $41,000, with certain adjustments for inflation plus expenses.

         ISG owns or leases approximately 20 parcels of real property in 17 states for its fly ash storage and distribution operations. ISG also owns or leases approximately ten properties in three states for its building products manufacturing and sales operations.

         In 1995, HTI purchased approximately six acres in Lawrenceville, New Jersey, where its headquarters and research facilities are now located.

ITEM 3.  LEGAL PROCEEDINGS

         Headwaters has ongoing litigation and claims incurred during the normal course of business, including the items discussed below. Headwaters intends to vigorously defend and/or pursue its rights in these actions. Management does not currently believe that the outcome of these actions will have a material adverse effect on Headwaters' operations, cash flows or financial position; however, it is possible that a change in the estimates of probable liability could occur, and the change could be significant. Additionally, as with any litigation, these proceedings will require that Headwaters incur substantial costs, including attorneys' fees, managerial time, and other personnel resources and costs in pursuing resolution.

         Adtech. In October 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. (This technology is distinct from the technology developed by Headwaters.) In September 2000, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee filed by Adtech, Inc. against Davidson and Headwaters. In the action, certain purported officers and directors of Adtech alleged that the technology purchase transaction was an unauthorized corporate action and that Davidson and Headwaters conspired together to affect the transfer. In August 2001, the trial court granted Headwaters' motion to dismiss the complaint. Plaintiffs appealed the case to the Sixth Circuit Court of Appeals. In 2002, the Sixth Circuit Court of Appeals issued an order i) affirming the District Court's judgment and order of dismissal, and ii) transferring to the Federal Circuit Court of Appeals plaintiff's appeal of the District Court's order denying the motion for relief from judgment. The Federal Circuit Court of Appeals has affirmed the District Court's order denying the motion for relief from judgment and the case is now fully resolved.

         Boynton. This action is factually related to the Adtech matter. In the Adtech case, the alleged claims are asserted by certain purported officers and directors of Adtech, Inc. In the Boynton action, the allegations arise from the same facts, but the claims are asserted by certain purported stockholders of Adtech. In June 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee alleging, among other things, fraud, conspiracy, constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. The complaint seeks declaratory relief and compensatory and punitive damages. Because the resolution of the litigation is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

         AGTC. In March 1996, Headwaters entered into an agreement with AGTC and its associates for certain services related to the identification and selection of synthetic fuel projects. In March 2002, AGTC filed an arbitration demand claiming that it is owed a commission under the 1996 agreement for 8% of the revenues received by Headwaters from the Port Hodder project. Headwaters asserts that AGTC did not perform under the agreement and that the agreement was terminated and the disputes were settled in July 1996. Headwaters has filed an answer in the arbitration, denying AGTC's claims and has asserted counterclaims against AGTC. Because the resolution of the arbitration is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

         AJG. In December 1996, Headwaters entered into a technology license and proprietary chemical reagent sale agreement with AJG Financial Services, Inc. The agreement called for AJG to pay royalties and to purchase proprietary chemical reagent material from Headwaters. In October 2000, Headwaters filed a complaint in the Fourth District Court for the State of Utah against AJG alleging that it had failed to make payments and to perform other obligations under the agreement. Headwaters asserts claims including breach of contract, declaratory judgment, unjust enrichment and accounting and seeks money damages as well as other relief. AJG's answer to the complaint denied Headwaters' claims and asserted counter-claims based upon allegations of misrepresentation and breach of contract. AJG seeks compensatory damages as well as punitive damages. Headwaters has denied the allegations of AJG's counter-claims. Because the resolution of the litigation is uncertain, legal counsel cannot express an opinion as to the ultimate amount of recovery or liability.

         Nalco. In October 2000, Headwaters filed a complaint in the United States District Court for the District of Utah against Nalco Chemical Company ("Nalco"). Headwaters alleged that Nalco, by its sale and marketing of materials for use in creating synthetic fuel, breached a non-disclosure agreement, misappropriated trade secrets, and violated patent rights of Headwaters. Nalco filed an answer denying the allegations in the complaint and asserting counter-claims alleging patent invalidity, antitrust violations, and interference with economic relations. Headwaters denied the counter-claims. Effective in January 2003, the parties settled the dispute and the case was dismissed. There was no material effect on Headwaters' operations, cash flows or financial position as a result of the settlement.

         ISG Matters. There is litigation and pending and threatened claims made against certain subsidiaries of ISG with respect to several types of exterior stucco finish systems manufactured and/or sold by its subsidiaries for application by contractors, developers and owners on residential and commercial buildings. This litigation and these claims are controlled by such subsidiaries' insurance carriers. The plaintiffs and/or claimants in these matters have alleged that due to some failure of the stucco system itself and/or its application, the buildings have suffered damage due to the progressive, latent effects of water penetration through the building's exterior. The most prevalent type of claim involves alleged defects associated with an artificial stucco system manufactured by one of ISG's subsidiaries, Best Masonry. Best Masonry continued to manufacture this system through 1997, and there is a 10-year projected claim period following discontinuation of the product.

         Typically, the claims cite damages for alleged personal injuries and punitive damages for alleged unfair business practices in addition to asserting more conventional damage claims for alleged economic loss and injury to property. To date, claims made against such subsidiaries have been paid by their insurers, with the exception of minor deductibles, although such insurance carriers typically have provided "reservation of rights" letters. None of the cases has gone to trial, and while two such cases involve 100 and 800 homes, respectively, none of the cases includes any claims formally asserted on behalf of a class. While, to date, none of these proceedings have required that ISG incur substantial costs, there is no guarantee of coverage or continuing coverage. These and future proceedings may result in substantial costs to ISG, including attorneys' fees, managerial time and other personnel resources and costs. Adverse resolution of these proceedings could have a materially negative effect on ISG's business, financial condition and results of operation, and its ability to meet its financial obligations. Although ISG carries general and product liability insurance, ISG cannot assure that such insurance coverage will remain available, that ISG's insurance carrier will remain viable or that the insured amounts will cover all future claims in excess of ISG's uninsured retention. Future rate increases may also make such insurance uneconomical for ISG to maintain. In addition, the insurance policies maintained by ISG exclude claims for damages resulting from exterior insulating finish systems, or EIFS, that have manifested after March 2003. Because much of the litigation and claims are at an early stage and resolution is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of the liability resulting to Headwaters.

         Former Director. Headwaters granted stock options to a member of its board of directors in 1995. The director resigned from the board in 1996. Headwaters believes that most of the former director's options terminated unexercised. The former director has claimed that he is entitled to exercise the options. No lawsuit has been filed in this matter. Resolution is uncertain and legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

         Other. Headwaters and its subsidiaries are also involved in other legal proceedings that have arisen in the normal course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The shares of Headwaters' common stock trade on the Nasdaq National Market under the symbol "HDWR." Options on Headwaters' common stock are traded on the Chicago Board Options Exchange under the symbol "HQK." The following table sets forth for the periods presented, the high and low trading prices of Headwaters' common stock as reported by Nasdaq.

Fiscal 2002                                         Low           High
-----------                                         ---           ----

Quarter ended December 31, 2001                   $ 9.10        $13.10
Quarter ended March 31, 2002                       11.16         15.55
Quarter ended June 30, 2002                        11.37         19.15
Quarter ended September 30, 2002                   11.87         16.74

Fiscal 2003
-----------

Quarter ended December 31, 2002                   $12.81        $18.03
Quarter ended March 31, 2003                       13.50         16.64
Quarter ended June 30, 2003                        13.25         20.25
Quarter ended September 30, 2003                   12.86         16.30


         As of November 30, 2003, there were approximately 366 stockholders of record of Headwaters' common stock. Headwaters has not paid dividends on its common stock to date and does not intend to pay dividends on its common stock in the foreseeable future. Pursuant to debt agreements Headwaters entered into in September 2002, Headwaters is prohibited from paying cash dividends so long as any of the long-term debt is outstanding. Headwaters intends to retain earnings to finance the development and expansion of its business. Payment of common stock dividends in the future will depend, among other things, upon Headwaters' debt covenants, its ability to generate earnings, its need for capital, its investment opportunities and its overall financial condition. . See Note 12 to the consolidated financial statements for a description of securities authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Securities

         The following sets forth all securities issued by Headwaters during the year ended September 30, 2003 without registration under the Securities Act of 1933, as amended. No underwriters were involved in any stock issuances nor were any commissions paid in connection therewith.

         During the year ended September 30, 2003, pursuant to the exercise of options and warrants, approximately 236,000 shares of Headwaters restricted common stock were issued. Headwaters has several outstanding effective registration statements filed on Forms S-3 and Forms S-8. All of shares of restricted common stock issued during the year have been registered under one of these registration statements

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data are derived from the consolidated financial statements of Headwaters. This information should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

         As more fully described in Note 3 to the consolidated financial statements, in August 2001, Headwaters acquired HTI, the financial statements of which are consolidated with Headwaters' financial statements using a one-month lag. Accordingly, no results of operations of HTI were included in the consolidated statement of income for 2001. HTI's August 31, 2001, 2002 and 2003 balance sheets were consolidated with Headwaters' September 30, 2001, 2002 and 2003 balance sheets and HTI's results of operations for the twelve months ended August 31, 2002 and 2003 were consolidated with Headwaters' 2002 and 2003 results. Also, as more fully described in Note 3 to the consolidated financial statements, Headwaters acquired ISG on September 19, 2002 and accordingly, ISG's results of operations for the period from September 19, 2002 through September 30, 2003 have been consolidated with Headwaters' 2002 and 2003 results. ISG's results of operations up to September 18, 2002 have not been included in Headwaters' consolidated results for any period. As more fully described in Note 11 to the consolidated financial statements, in 2001, Headwaters recorded approximately $7.5 million of income tax benefit primarily related to the reduction of its deferred tax asset valuation allowance.

         The selected financial data as of and for the years ended September 30, 1999 and 2000 and as of September 30, 2001 are derived from audited financial statements not included herein. The selected financial data as of September 30, 2002 and 2003 and for the years ended September 30, 2001, 2002, and 2003 were derived from the audited financial statements of Headwaters included elsewhere herein.

                                                                       Year ended September 30,
                                                  -----------------------------------------------------------------
(in thousands)                                       1999         2000         2001         2002          2003
------------------------------------------------- ------------ ------------ ------------ ------------ -------------
OPERATING DATA:
     Total revenue                                 $    6,719    $  27,886    $  45,464    $ 119,345     $ 387,630
     Net income (loss)                                (28,393)       3,682       21,517       24,286        36,631
     Diluted earnings (loss) per share                                0.07         0.87         0.94          1.30
                                                        (2.39)
                                                                           As of September 30,
                                                  -----------------------------------------------------------------
(in thousands)                                       1999         2000         2001         2002          2003
------------------------------------------------- ------------ ------------ ------------ ------------ -------------
BALANCE SHEET DATA:
     Working capital (deficit)                     $   (2,721)   $   8,393    $   8,619    $  15,023     $  14,176
     Net property, plant and equipment                 14,182          552        2,680       50,549        52,743
     Total assets                                      58,095       33,441       55,375      372,857       373,275
     Long-term obligations:
         Long-term debt                                17,887        5,055          149      154,552       104,044
         Unamortized non-refundable license
            fees and other long-term liabilities        8,036        7,861        8,711        5,442         4,703
         Redeemable convertible preferred
            stock                                       4,332           --           --           --            --
         Deferred income taxes                             --           --           --       51,357        50,663
     Total long-term obligations                       30,255       12,916        8,860      211,351       159,410
     Total stockholders' equity (deficit)              (1,028)      10,747       31,086       98,596       140,157

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the information set forth under the caption entitled "ITEM 6. SELECTED FINANCIAL DATA" and the consolidated financial statements and notes thereto included elsewhere herein. Headwaters' fiscal year ends on September 30 and unless otherwise noted, future references to years refer to Headwaters' fiscal year rather than a calendar year.

Acquisitions of ISG and HTI and Segments

         The consolidated financial statements include the accounts of Headwaters and all of its subsidiaries, only two of which have significant operations, ISG and HTI. All significant intercompany transactions and accounts are eliminated in consolidation. ISG was acquired on September 19, 2002 and accordingly, ISG's results of operations for the period from September 19, 2002 through September 30, 2003 have been consolidated with Headwaters' 2002 and 2003 results. HTI was acquired in August 2001. Due to the time required to obtain accurate financial information related to HTI's foreign contracts, for financial reporting purposes HTI's financial statements are consolidated with Headwaters' financial statements using a one-month lag. Accordingly, no results of operations of HTI were included in the consolidated statement of income for 2001. HTI's August 31, 2002 and 2003 balance sheets were consolidated with Headwaters' September 30, 2002 and 2003 balance sheets and HTI's results of operations for the twelve months ended August 31, 2002 and 2003 were consolidated with Headwaters' 2002 and 2003 results.

         ISG Acquisition. On September 19, 2002, Headwaters acquired 100% of the common stock of ISG, assumed or paid off all of ISG's outstanding debt and redeemed all of ISG's outstanding preferred stock. ISG is the leading provider of high quality fly ash to the building products and ready mix concrete industries in the United States. ISG also develops, manufactures and distributes value-added bagged concrete, stucco, mortar and block products that utilize fly ash through its construction materials segment. Headwaters' historical focus has been on using technology to add value to fossil fuels, particularly coal. The acquisition of ISG provided Headwaters with a significant position in the last phase of the coal value chain due to ISG's competencies in managing CCPs. The acquisition of ISG also brought to Headwaters substantial management depth, comprehensive corporate infrastructure and critical mass in revenues and operating income.

         In order to obtain the cash necessary to acquire ISG and retire the ISG debt, Headwaters issued $175.0 million of new debt consisting of $155.0 million of senior secured debt with a five-year term and a variable interest rate and $20.0 million of subordinated debt with an approximate five-year term and a fixed interest rate (see Note 9 to the consolidated financial statements). ISG management participated in one-half, or $10.0 million, of the subordinated debt. Total cash proceeds from the issuance of new debt, net of debt discounts, was $170.0 million. Headwaters also incurred approximately $6.2 million of debt issuance costs to place the new debt, which had an initial combined effective weighted-average interest rate of approximately 9.0%. The total consideration paid for ISG was $257.9 million and is described in more detail in Note 3 to the consolidated financial statements.

         The ISG acquisition was accounted for using the purchase method of accounting as required by SFAS No. 141, "Business Combinations." Assets acquired and liabilities assumed were recorded at their fair values as of September 19, 2002. Approximately $109.2 million of the purchase price was allocated to identifiable intangible assets consisting primarily of contracts with coal-fired electric power generation plants and patents. This amount is being amortized over the estimated combined useful life of 20 years. The remaining purchase price not attributable to the tangible and identifiable intangible assets was allocated to goodwill, none of which is tax deductible. All of the intangible assets and all of the goodwill were allocated to the CCP segment.

         HTI Acquisition. In August 2001, Headwaters acquired 100% of the common stock of HTI, a New Jersey-based company. HTI's activities are directed at catalyst technologies to convert coal and heavy oil into environmentally-friendly, higher-value liquid fuels, as well as nanocatalyst processes and applications. The total consideration paid for HTI was $15.0 million and is described in more detail in Note 3 to the consolidated financial statements.

         The HTI acquisition was accounted for using the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. Approximately $9.7 million of the purchase price was allocated to identifiable intangible assets consisting of existing patented technology with an estimated useful life of 15 years. Approximately $2.4 million of the purchase price was allocated to purchased in-process research and development, consisting primarily of efforts focused on developing catalysts and catalytic processes to lower the cost of producing synthetic fuels and chemicals while improving energy efficiency and reducing environmental risks. This amount represented projects that had not reached technological feasibility and had no alternative use as of the acquisition date, and was expensed in 2001.

         Segments. Until Headwaters acquired ISG in September 2002, Headwaters operated in and reported as a single industry segment, alternative energy. With the acquisition of ISG, Headwaters now operates in three business segments, alternative energy, CCPs, and construction materials. These segments are managed and evaluated separately by management based on fundamental differences in their operations, products and services.

         The alternative energy segment includes Headwaters' traditional coal-based solid synthetic fuels business and HTI's business of developing catalyst technologies to convert coal and heavy oil into environmentally-friendly, higher-value liquid fuels as well as nanocatalyst processes and applications. Revenues for this segment primarily include sales of chemical reagents and license fees.

         The CCP segment includes ISG's business of providing fly ash to the building products and ready mix concrete industries. This segment markets coal combustion products such as fly ash and bottom ash, known as CCPs. ISG has long-term contracts, primarily with coal-fired electric power generation plants, pursuant to which it manages the post-combustion operations for the utilities. ISG markets CCPs to replace manufactured or mined materials, such as portland cement, lime, agricultural gypsum, fired lightweight aggregate, granite aggregate and limestone. CCP revenues consist primarily of the sale of products, with a small amount of service revenue.

         The construction materials segment manufactures and distributes value-added bagged concrete, stucco, mortar and block products. ISG has introduced high volumes of CCPs as substitute ingredients in the products the construction materials segment produces.

Critical Accounting Policies and Estimates

         Headwaters' significant accounting policies are identified and described in Note 2 to the consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.

         Headwaters continually evaluates its policies and estimation procedures. Estimates are often based on historical experience and on assumptions that are believed to be reasonable under the circumstances, but which could change in the future. Some of Headwaters' accounting policies and estimation procedures require the use of substantial judgment, and actual results could differ materially from the estimates underlying the amounts reported in the consolidated financial statements. Such policies and estimation procedures have been reviewed with Headwaters' audit committee. The following is a discussion of critical accounting policies and estimates.

         License Fee Revenue Recognition. Headwaters currently licenses its technologies to the owners of 28 of a company-estimated 75 coal-based solid synthetic fuel facilities in the United States. Recurring license fees or royalty payments are recognized in the period when earned, which generally coincides with the sale of synthetic fuel by Headwaters' licensees. In most instances, Headwaters receives timely reports from licensees notifying Headwaters of the amount of solid synthetic fuel sold and the royalty due Headwaters under the terms of the respective license fee agreements. Additionally, Headwaters has experienced a regular pattern of payment by these licensees of the reported amounts.

         Generally, estimates of license fee revenue earned, where required, can be reliably made based upon historical experience and/or communications from licensees for whom an established pattern exists. In some cases, however, such as when a licensee is beginning to produce and sell synthetic fuel or when a synthetic fuel facility is sold by a licensee to another entity, and for which there is no pattern or knowledge of past or current production and sales activity, there may be more limited information upon which to estimate the license fee revenue earned. In these situations, Headwaters uses such information as is available and where possible, substantiates the information through such procedures as observing the levels of chemical reagents purchased by the licensee and used in the production of the solid synthetic fuel. In certain limited situations, Headwaters is unable to reliably estimate the license fee revenues earned during a period, and therefore revenue recognition is delayed until a future date when sufficient information is known from which to make a reasonable estimation.

         Realizability of Receivables. Allowances are provided for uncollectible accounts and notes receivable when deemed necessary. Such allowances are based on an account-by-account analysis of collectibility or impairment. Collateral is not required for trade receivables, but Headwaters performs periodic credit evaluations of its customers. Collateral is generally required for notes receivable and has historically consisted of most or all assets of the debtor.

         With regard to Headwaters' trade receivables from the alternative energy segment, past allowances have been minimal as have any required write-offs. Trade receivables from the CCP and construction materials segments involve substantially more customers, and receivable allowances are required. Headwaters reviews the collectibility of its trade receivables as of the end of each reporting period.

         Net losses recognized on notes receivable were approximately $3.7 million in 2001, $0.7 million in 2002 and $2.1 million in 2003. Notes receivable generally relate to nonoperating activities and accordingly, losses are included in other expense in the consolidated statements of income. The losses on notes receivable in 2001 consisted entirely of write-offs or impairments of notes from unrelated, high-risk entities to which Headwaters loaned funds in late fiscal 2000 and early fiscal 2001, which amounts were determined to be uncollectible or worthless. Headwaters no longer makes these loans, and in September 2001, Headwaters sold all its remaining loans and equity investments in these entities to a limited liability company, in exchange for a $4.0 million note receivable, due no later than September 2004. This note is being accounted for on the cost recovery basis. Headwaters reviews collectibility of this note receivable at the end of each reporting period. This collectibility review consists of consideration of payments of required interest and principal and the sufficiency of the collateral to support the outstanding note receivable balance. If an impairment is indicated, Headwaters writes down the note receivable to its estimated net realizable value. Impairment losses of approximately $1.0 million and $2.1 million were recorded in 2002 and 2003, respectively, due to declines in the value of the underlying collateral, which management deemed other than temporary, during those periods.

         Headwaters considers its receivable allowances adequate as of September 30, 2003; however, changes in economic conditions generally or in specific markets in which Headwaters operates could have a material effect on required reserve balances.

         Valuation of Long-Lived Assets, including Intangible Assets and Goodwill. Long-lived assets consist primarily of property, plant and equipment, intangible assets and goodwill. Intangible assets consist primarily of identifiable intangible assets obtained in connection with the acquisitions of ISG (long-term contracts and patents) and HTI (existing patented technology). These intangible assets are being amortized on the straight-line method over their remaining estimated useful lives. Goodwill consists of the excess of the purchase price for ISG and HTI over the fair value of identified assets acquired, net of liabilities assumed. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Intangible Assets," goodwill is not amortized, but is tested at least annually for impairment. Goodwill is normally tested as of June 30, using a two-step process that begins with an estimation of the fair value of the reporting unit giving rise to the goodwill.

         Headwaters periodically evaluates the carrying value of long-lived assets, including intangible assets and goodwill, as well as the related amortization periods, to determine whether adjustments to these amounts or to the useful lives are required based on current events and circumstances. Changes in circumstances such as technological advances, changes to Headwaters' business model or changes in Headwaters' capital strategy could result in the actual useful lives differing from Headwaters' current estimates. In those cases where Headwaters determines that the useful life of property, plant and equipment or intangible assets should be shortened, Headwaters would amortize the net book value in excess of salvage value over its revised remaining useful life, thereby increasing depreciation or amortization expense.

         The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flow from that asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. There were no impairment losses recorded for long-lived assets in any of the years presented. Indicators of impairment include such things as a significant adverse change in legal factors or in the general business climate or an expectation that significant assets will be sold or otherwise disposed of.

         In accordance with the requirements of SFAS No. 142, Headwaters does not amortize goodwill. SFAS No. 142 requires Headwaters to periodically perform tests for goodwill impairment. Step 1 of the initial impairment test was required to be performed no later than March 31, 2003; thereafter impairment testing is required to be performed no less often than annually, or sooner if evidence of possible impairment arises. Impairment testing is performed at the reporting unit level and Headwaters has identified four reporting units: (i) the Covol Fuels division and (ii) HTI (which together comprise the alternative energy segment), (iii) CCPs and (iv) Construction Materials. Currently, goodwill exists only in the CCPs and HTI reporting units.

         Step 1 of impairment testing consists of determining and comparing the fair values of the reporting units to the carrying values of those reporting units. If step 1 were to be failed for either the CCPs or HTI reporting units, indicating a potential impairment, Headwaters would be required to complete step 2, which is a more detailed test to calculate the implied fair value of goodwill, and compare that value to the carrying value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is required to be recorded.

         Headwaters performed step 1 impairment tests of the recorded goodwill in the CCPs and HTI reporting units as of October 1, 2002, the beginning of fiscal year 2003. Headwaters performed its annual, recurring tests for potential impairment using the date of June 30, 2003. The tests indicated that the fair values of the reporting units exceeded their carrying values as of both October 1, 2002 and June 30, 2003. Accordingly, step 2 of the impairment tests was not required to be performed, and no impairment charge was necessary.

         It is possible that some of Headwaters' tangible or intangible long-lived assets or goodwill could be impaired in the future and that the resulting write-downs could be material.

         Legal Matters. Headwaters and its subsidiaries are involved in several legal proceedings and contractual matters that have arisen in the normal course of business, all as explained in more detail in "ITEM 3. LEGAL PROCEEDINGS" and
Note 14 to the consolidated financial statements. Management in all cases intends to vigorously defend Headwaters' position. In regards to all of the unsettled legal matters, legal counsel cannot express an opinion as to the ultimate amount of recovery or liability. Management does not believe that the outcome of these matters will have a significant adverse effect upon the operations, cash flows or the financial position of Headwaters; however, it is possible that a change in management's estimates of probable liability could occur, and the change could be significant.

         In accounting for legal matters, Headwaters follows the guidance in SFAS No. 5, "Accounting for Contingencies," under which loss contingencies are accounted for based upon the likelihood of an impairment of an asset or the incurrence of a liability. If a loss contingency is "probable" and the amount of loss can be reasonably estimated, it is accrued. If a loss contingency is "probable," but the amount of loss cannot be reasonably estimated, or if a loss contingency is "reasonably possible," disclosure is made. Loss contingencies that are "remote" are neither accounted for nor disclosed. Gain contingencies are given no accounting recognition, but are disclosed if material.

Year Ended September 30, 2003 Compared to Year Ended September 30, 2002

         The information set forth below compares Headwaters' operating results for the year ended September 30, 2003 ("2003") with operating results for the year ended September 30, 2002 ("2002").

         Revenue. Total revenue for 2003 increased by $268.3 million or 225% to $387.6 million as compared to $119.3 million for 2002. The major components of revenue are discussed in the sections below.

         Sales of Chemical Reagents. Chemical reagent sales during 2003 were $128.4 million with a corresponding direct cost of $87.4 million. Chemical reagent sales during 2002 were $74.4 million with a corresponding direct cost of $50.1 million. The increase in chemical reagent sales during 2003 was due to increased synthetic fuel production by Headwaters' licensees, as well as sales of chemical reagents to new customers with which Headwaters does not have a license agreement.

         License Fees. During 2003, Headwaters recognized license fee revenue totaling $35.7 million, an increase of $5.2 million or 17% over $30.5 million of license fee revenue recognized during 2002. License fees in 2003 consisted of recurring license fees or royalty payments of $34.5 million and deferred revenue amortization of $1.2 million. License fees in 2002 consisted of recurring license fees of $29.0 million and deferred revenue amortization of $1.5 million. The primary reason for the increase in license fee revenue in 2003 compared to 2002 was a major licensee that purchased four facilities from a former licensee in October 2001, but did not begin operating those facilities until early calendar 2002. Headwaters earned approximately $11.3 million in license fees from this licensee in 2003 and $7.4 million in 2002.

         Pursuant to the contractual terms of an agreement with a certain licensee, the cumulative license fees owed to Headwaters have been placed in escrow for the benefit of Headwaters pending resolution of certain contingencies. Headwaters currently expects the escrowed amounts to increase as additional license fees are generated and that most, if not all, of such amounts will be recognized as revenue at some future date. As of September 30, 2003, the license fees, net of anticipated expenses, total approximately $20.0 million. Certain accounting rules governing revenue recognition require that the seller's price to the buyer be "fixed or determinable" as well as reasonably certain of collection. In this situation, those rules appear to currently preclude revenue recognition. Accordingly, none of the escrowed amounts have been recognized as revenue in the consolidated statements of income. In addition to these escrowed amounts, this same licensee has also set aside substantial amounts for various operational contingencies as provided for in the contractual agreements. These reserves, if not needed, will eventually be paid out to various parties having an interest in the cash flows from the licensee's operations, including Headwaters. As a result, Headwaters currently expects to receive at some future date a portion of those reserves, the amount of which is not currently determinable and therefore, not recognizable.

         ISG Revenues and Cost of Revenues. CCP revenues and sales of construction materials and the related cost of revenue captions represent ISG's revenues and cost of revenues. Because ISG was purchased on September 19, 2002, there were only 12 days of operations included in 2002 compared to a full year in 2003.

         Depreciation and Amortization. These costs increased by $11.2 million to $13.0 million in 2003 from $1.8 million in 2002. The increase was primarily attributable to depreciation and amortization of ISG's tangible and intangible assets.

         Research and Development. Research and development expenses increased by $2.4 million to $4.7 million in 2003 from $2.3 million in 2002. The increase was primarily attributable to the inclusion of additional costs relating to ISG's research and development activities. In 2002, research and development expenses represented primarily costs related to HTI's activities, which remained relatively unchanged during 2003.

         Selling, General and Administrative Expenses. These expenses increased $27.0 million to $40.7 million for 2003 from $13.7 million for 2002. The increase in 2003 was due primarily to the inclusion of ISG's costs, and to a lesser extent, an increase in professional services expenses of approximately $1.1 million related to legal actions in which Headwaters is currently involved.

         Other Income and Expense. During 2003, Headwaters reported net other expense of $17.0 million compared to net other expense of $0.8 million during 2002. The change of $16.2 million was attributable to i) an increase in interest expense of $15.1 million, ii) a decrease in interest income of $0.7 million, and
iii) an increase in net losses on notes receivable and investments of $1.7 million, substantially offset by an increase in net other income of $1.3 million.

         Interest expense increased in 2003 due to the substantial increase in debt incurred in September 2002 to finance the acquisition of ISG. Interest expense in 2003 includes $1.5 million related to accelerated amortization of debt discount and debt issue costs associated with $25.5 million of early repayments of senior debt principal. Interest income decreased from 2002 to 2003 primarily due to lower average balances of cash and short-term investments as a result of Headwaters using a substantial amount of cash to purchase ISG and applying available cash generated in 2003 to repay long-term debt. Lower interest rates in 2003 also affected interest income.

         Losses on notes receivable were $1.4 million higher in 2003 as compared to 2002. In both years, the majority of the losses represented write-downs of a note receivable which is being accounted for on the cost recovery method. The write-downs in both years were necessary due to declines in the value of the underlying collateral. The carrying value of this note receivable at September 30, 2003 was $0.5 million. In 2003, Headwaters also recorded a $0.3 million loss on an investment.

         Net other income increased by $1.3 million in 2003 compared to 2002 primarily due to two non-recurring transactions in 2002. A $1.3 million gain on sale of assets resulted from the sale of a 50% interest in one of Headwaters' original synthetic fuel facilities. Also, Headwaters recorded approximately $2.6 million of losses related to the write-off of deferred project / financing costs resulting from the abandonment of certain projects or the postponement or redirection of activities for which costs had previously been deferred.

         Income Tax Provision. In 2003, Headwaters recorded an income tax provision at an effective tax rate of approximately 39%. In 2002, the effective tax rate was approximately 40%.

         Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

         The information set forth below compares Headwaters' operating results for the year ended September 30, 2002 ("2002") with operating results for the year ended September 30, 2001 ("2001").

         Revenue. Total revenue for 2002 increased by $73.8 million or 162% to $119.3 million as compared to $45.5 million for 2001. The major components of revenue are discussed in the sections below.

         Sales of Chemical Reagents. Chemical reagent sales during 2002 were $74.4 million with a corresponding direct cost of $50.1 million. Chemical reagent sales during 2001 were $22.4 million with a corresponding direct cost of $14.5 million. The increase in chemical reagent sales in 2002 over 2001 was due to increased synthetic fuel production by Headwaters' licensees, as well as sales of chemical reagents to new customers.

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

         A major licensee significantly reduced its production and sale of synthetic fuel in early 2001 and did not operate its four facilities for most of 2001. This licensee sold the facilities in October 2001, and Headwaters earned approximately $3.7 million more in license fees from these facilities in 2002 than in 2001. This factor, combined with increased synthetic fuel sales by most other licensees, caused the increase in license fee revenue for 2002 over 2001.

         Other Revenues and Cost of Revenues. CCP revenues and sales of construction materials and the related cost of revenue captions represent ISG's revenues and cost of revenues. ISG was purchased on September 19, 2002, and accordingly, there were only 12 days of operations included in 2002. Approximately $2.9 million of other revenues and $5.2 million of cost of other revenues represent HTI's revenues and cost of revenues for 2002. There were no comparable revenues and cost of revenues for either ISG or HTI in 2001.

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

         Research and Development. Approximately $2.4 million of the HTI purchase price was allocated to purchased in-process research and development, all of which was expensed in 2001. In 2002, research and development expenses of $2.3 million represented primarily $2.1 million of costs related to HTI activities.

         Selling, General and Administrative Expenses. These expenses increased $5.1 million or 59% to $13.7 million for 2002 from $8.6 million for 2001. The increase in 2002 was due primarily to ISG costs of approximately $1.6 million, an increase in compensation-related costs of approximately $1.2 million, an increase in professional services expenses of approximately $1.1 million and smaller increases in most of the other expense categories. The increase in compensation-related costs related primarily to an increase in incentive-based pay as a result of improved operating results. The increase in professional services expenses was due primarily to legal costs associated with legal actions in which Headwaters is currently involved. The increases in other expense categories were due primarily to the growth of Headwaters' business during 2002.

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

         The increase in interest income from 2001 to 2002 was primarily related to an increase in the average balance of short-term investments in 2002 over 2001, partially offset by a decrease in interest income from a $6.5 million note receivable from a licensee that was collected in October 2001.

         During 2000, Headwaters made several equity investments in and loans to unrelated, high-risk entities, and in 2001, Headwaters recorded losses totaling approximately $6.3 million related to write-offs of these investments and loans. In September 2001, Headwaters sold all of its remaining high-risk investments in exchange for a $4.0 million note receivable from a limited liability corporation. Headwaters wrote down this note receivable as of September 30, 2002 and recorded an impairment loss of approximately $1.0 million in 2002 due to a decline in the value of the underlying collateral.

         The $1.3 million gain on sale of assets resulted from the sale of a 50% interest in one of Headwaters' original synthetic fuel facilities. Headwaters recorded approximately $2.6 million of losses related to the write-off of deferred project / financing costs in 2002 resulting from the abandonment of certain projects or the postponement or redirection of activities for which costs had previously been deferred pending the ultimate outcome of the projects and activities. Interest expense increased in 2002 due to the substantial increase in outstanding debt incurred in September 2002 to finance the acquisition of ISG.

         Income Taxes. In 2001, Headwaters reported a net income tax benefit of $7.1 million, consisting of the recognition of $7.5 million of its deferred tax asset, reduced by $0.1 million of federal alternative minimum tax and $0.3 million of current state income tax expense. In 2002, as a result of recording the full value of its deferred tax asset in 2001, Headwaters recorded an income tax provision with an effective tax rate of approximately 40%.

Liquidity and Capital Resources

         Net cash provided by operations during the fiscal year ended September 30, 2003 ("2003") was $56.4 million compared to $42.8 million of net cash provided by operations during the fiscal year ended September 30, 2002 ("2002"). Most of the cash flow from operating activities in both periods was attributable to net income. Consistent with Headwaters' strategic priority to repay debt and de-leverage its balance sheet, Headwaters used most of the cash generated during the year ended September 30, 2003 to repay debt. During 2003, investing activities consisted primarily of payments for the purchase of property, plant and equipment and proceeds from disposition of property, plant and equipment. Investing activities in 2002 consisted primarily of cash payments for the acquisition of ISG of $205.9 million and the collection of a $6.5 million note receivable. Financing activities in both 2003 and 2002 consisted primarily of proceeds from and repayments of long-term debt and short-term borrowings, and proceeds from exercise of options, warrants and employee stock purchases. More details about these activities are provided in the following paragraphs.

         Operating Activities. Cash provided from operations in 2003 of $56.4 million resulted primarily from net income of $36.6 million plus depreciation and amortization of $13.0 million.

         Investing Activities. In 2003, payments for the purchase of property, plant and equipment totaled $9.7 million. These capital expenditures primarily related to ISG's business, in particular the CCP segment. Capital expenditures for 2004 are expected to be comparable with 2003 levels.

         In September 2001, Headwaters sold all of its remaining high-risk investments in exchange for a $4.0 million note receivable from a limited liability corporation. This note is due no later than September 2004, is collateralized by the bridge loans and equity investments sold and is being accounted for on the cost recovery method. In 2003, Headwaters recorded a $2.1 million write-down of this note and as of September 30, 2003 this note has a carrying value of $0.5 million. Headwaters could incur additional losses if the remaining balance on the note is not repaid or if the collateral value declines. At September 30, 2001, Headwaters had outstanding one other note receivable in the amount of $6.5 million. This note and the related accrued interest were collected in 2002.

         Financing Activities. Headwaters acquired ISG in September 2002. In order to obtain the cash necessary to acquire ISG and retire the ISG debt, Headwaters issued $175.0 million of new debt consisting of $155.0 million of senior secured debt and $20.0 million of subordinated debt (see Note 9 to the consolidated financial statements). During 2003, principal repayments of the senior debt totaling $40.1 million were made, including $25.5 million of optional prepayments. Subsequent to September 30, 2003 and through November 30, 2003, principal repayments totaling $9.7 million have been made, including optional prepayments of $3.5 million.

         In 2003, cash proceeds from the exercise of options, warrants and employee stock purchases totaled $2.9 million, compared to $5.7 million in 2002. Option and warrant exercise activity is largely dependent on Headwaters' stock price and is not predictable. To the extent non-qualified stock options are exercised, or there are disqualifying dispositions of shares obtained upon the exercise of incentive stock options, Headwaters receives a tax benefit generally equal to the income recognized by the optionee. Such amounts, reflected in cash flows from operations in the consolidated statements of cash flows, were $3.0 million in 2002 and $2.1 million in 2003.

         Headwaters intends to continue to expand its business through growth of existing operations, commercialization of technologies currently being developed, and strategic acquisitions of entities that operate in adjacent industries. Currently the senior secured credit facility requires approval for acquisitions funded with aggregate cash consideration in excess of $50.0 million.

         Headwaters has an effective $150.0 million universal shelf registration statement on file with the SEC that can be used for the sale of common stock, preferred stock, convertible debt and other securities. The most likely use of the shelf registration statement would be to issue equity securities to reduce long-term debt and for general corporate purposes, including acquisitions. A prospectus supplement describing the terms of any securities to be issued is required to be filed before any offering would commence under the registration statement.

         Working Capital. Headwaters' working capital decreased by $0.8 million from September 30, 2002, to $14.2 million as of September 30, 2003. The most significant changes in the components of working capital were an increase of $8.5 million in cash and investments and an increase of $11.9 million in the current portion of long-term debt, reflecting senior debt repayment obligations that are higher for 2004 than for 2003. Headwaters expects operations to produce positive cash flows in future periods, which, combined with current working capital and the $20.0 million revolving line of credit described below, is expected to be sufficient for operating needs for the next 12 months.

         Long-term Debt. In connection with the ISG acquisition, Headwaters entered into a $175.0 million senior secured credit agreement with a syndication of lenders, under which a total of $155.0 million was borrowed as a term loan on the acquisition date. The credit agreement also allows up to $20.0 million to be borrowed under a revolving credit arrangement. The debt was issued at a 3% discount and Headwaters received net cash proceeds of $150.4 million. The original issue discount is being accreted using the effective interest method and the accretion is recorded as interest expense. The debt is secured by all assets of Headwaters, bears interest at a variable rate (approximately 5.4% at September 30, 2003), and is repayable in quarterly installments through August 30, 2007.

         In 2003, principal repayments totaling $40.1 million were made, which included $25.5 million of optional early repayments. Subsequent to September 30, 2003 and through November 30, 2003, principal repayments totaling $9.7 million were made, which included early repayments of $3.5 million. In certain situations, for example when Headwaters receives "excess cash flow," as defined, mandatory prepayments in excess of the scheduled payments are required. Mandatory prepayments are calculated as a percentage of "excess cash flow," ranging up to 100%, which percentage is based on Headwaters' "leverage ratio." When prepayments are made, required principal repayments for all future periods are reduced. Headwaters may, in the future, make additional optional prepayments of the senior debt depending on actual cash flows, Headwaters' current and expected cash requirements and other factors deemed significant by management.

         The credit agreement contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset liens, capital expenditures in excess of $15.0 million in any fiscal year and the payment of dividends, among others. In addition, Headwaters must maintain certain financial ratios, including leverage ratios and in respect of interest coverage, as those terms are defined in the credit agreement. As of September 30, 2003, Headwaters must maintain a total leverage ratio of 2.5:1.0 or less. The maximum ratio declines over time until June 30, 2004, at which time the ratio must remain at 2.0:1.0 or less. There is a similar leverage ratio requirement for the senior debt alone, which at September 30, 2003 must be 2.0:1.0 or less, declining over time through June 30, 2004, at which time it must be maintained at 1.5:1.0 or less. The interest coverage requirement at September 30, 2003 was 4.0:1.0 or more. Beginning December 31, 2003, the ratio must be maintained at a level of 5.0:1.0 or more. Headwaters is in compliance with all debt covenants.

         Under the terms of the senior secured credit agreement, Headwaters may borrow up to a total of $175.0 million; provided however, except for the initial $20.0 million of available revolving credit, the maximum borrowing limit is permanently reduced by the amount of any repayments of the initial $155.0 million term loan borrowed in September 2002. Terms of any additional borrowings under the credit agreement are generally the same as those described in the preceding paragraphs. Finally, the credit agreement allows for the issuance of letters of credit, provided there is capacity under the revolving credit arrangement. Currently two letters of credit totaling $2.0 million are outstanding, with expiration dates in March 2004 and November 2004. There have been no other letters of credit issued and no funds have been borrowed under the revolving credit arrangement. Headwaters pays a fee of 5/8% on the unused portion of the revolving credit arrangement.

         In connection with the ISG acquisition, Headwaters also entered into a $20.0 million subordinated loan agreement, under which senior subordinated debentures were issued at a 2% discount, with Headwaters receiving net cash proceeds of $19.6 million. The original issue discount is being accreted using the effective interest method and the accretion is recorded as interest expense. ISG management participated in one-half, or $10.0 million, of the $20.0 million of debt issued. The other half was issued to a corporation. The debt is not secured, bears interest at a rate of 18% per annum payable quarterly, and is due on September 16, 2007. It is senior to all other debt except the senior secured debt described previously. The debt agreement allows for optional prepayments. Any prepayments paid to the corporation are subject to a prepayment charge, which ranges from 5% of the principal prepaid in the first year to 1% of the principal prepaid in the last year of the five-year term of the subordinated loan agreement.

         The loan agreement contains restrictions and covenants common to such agreements, and these are generally consistent with those described above for the senior secured debt. As of September 30, 2003, Headwaters must maintain a total leverage ratio of 2.75:1.0 or less. The maximum ratio declines over time until June 2004, at which time the ratio must remain at 2.25:1.0 or less. The interest coverage requirement at September 30, 2003 was 3.75:1.0 or more. Beginning in December 2003, the ratio must be maintained at a level of 4.75:1.0 or more. Headwaters is in compliance with all debt covenants.

         Income Taxes. In 2002, Headwaters' cash requirements for income taxes were not significant due to the availability and utilization of net operating loss carryforwards ("NOLs"). Most of Headwaters' NOLs were utilized in 2002 and, accordingly, 2003 cash requirements for income taxes were significant, totaling $19.4 million. Cash payments for income taxes are reduced for disqualifying dispositions of shares obtained upon the exercise of stock options as discussed previously which totaled $2.1 million for 2003. As of September 30, 2003, remaining NOLs are not material. Headwaters' cash requirements for income taxes in 2004 are expected to approximate the income tax provision, with some lag due to the seasonality of operations and because estimated income tax payments are typically based on annualizing the fiscal year's income based on year-to-date results.

         Summary of Future Cash Requirements. Significant future cash needs, in addition to operational working capital requirements, are currently expected to consist primarily of debt service payments on outstanding long-term debt, income taxes and capital expenditures.

         Contractual Obligations and Contingent Liabilities and Commitments

         Other than operating leases for certain equipment and real estate, Headwaters has no significant off-balance sheet transactions, derivatives or similar instruments and is not a guarantor of any third-party debt or other financial obligations. The following table presents a summary of Headwaters' contractual obligations by period as of September 30, 2003.

                                                                     Payments due by Period
                                                   -----------------------------------------------------------
                                                                                                     After 5
       (millions of dollars)                          Total       1 Year    2 -3 Years  4 -5 Years    Years
       ------------------------------------------- ----------- ----------- ----------- ----------- -----------
       Senior secured debt                            $ 114.8      $ 27.4      $ 49.9      $ 37.5      $   --
       Senior subordinated debt                          20.0          --          --        20.0          --
       Other long-term debt                               0.1         0.1          --          --          --
                                                   ----------- ----------- ----------- ----------- -----------
            Total long-term debt                        134.9        27.5        49.9        57.5          --
       Operating lease obligations                       38.0        10.8        14.6         7.8         4.8
       Unconditional purchase obligations                35.7        10.6        11.5         5.9         7.7
       Capital expenditures                               6.0         6.0          --          --          --
       Other long-term obligations                        1.1         1.0         0.1          --          --
                                                   ----------- ----------- ----------- ----------- -----------
       Total contractual cash obligations             $ 215.7      $ 55.9      $ 76.1      $ 71.2      $ 12.5
                                                   =========== =========== =========== =========== ===========

         Subsequent to September 30, 2003, one of ISG's minimum purchase contracts was amended. The amendment extended the term of the contract for several years and increased ISG's total future minimum purchase requirements by approximately $17.9 million during 2004 through 2011. Under the terms of the senior secured credit agreement, Headwaters may borrow up to a total of $175.0 million; provided however, except for the initial $20.0 million of available revolving credit, the maximum borrowing limit is permanently reduced by the amount of any repayments of the initial $155.0 million borrowed in September 2002. The credit agreement allows for the issuance of letters of credit, provided there is capacity under the available revolving credit arrangement. Currently, two letters of credit totaling $2.0 million are outstanding, with expiration dates in March 2004 and November 2004. There have been no other letters of credit issued and no funds have been borrowed under the revolving credit arrangement.

         As indicated previously, Headwaters and its subsidiaries are involved in several legal proceedings and contractual matters that have arisen in the normal course of business, all as explained in more detail in "Critical Accounting Policies and Estimates - Legal Matters," above, "ITEM 3. LEGAL PROCEEDINGS" and Note 14 to the consolidated financial statements.

Senate Permanent Subcommittee on Investigations

         On October 29, 2003, the Permanent Subcommittee on Investigations of the Government Affairs Committee of the United States issued a notification of pending investigations. The notification listed the synthetic fuel tax credit as a new item, stating: "The Subcommittee has initiated an investigation of potential abuses of tax credits by producers of synthetic fuel under Section 29 of the Internal Revenue Code. The Subcommittee anticipates that this investigation will focus on whether certain synthetic fuel producers are claiming tax credits under Section 29, even though their product is not a qualified synthetic fuel under Section 29 and IRS regulations. In addition, the investigation will address whether certain corporations are engaging in transactions solely to take advantage of unused Section 29 credits, with no other business purpose. Lastly, the investigation will address the IRS's efforts to curb abuses related to the Section 29 tax credits."

         The effect that the Senate subcommittee investigation of synthetic fuel tax credits may have on the industry is unknown. While the investigation is pending, buyers may be unwilling to engage in transactions to purchase synthetic fuel facilities. If current owners are unable to sell their facilities, production may not be maximized, materially adversely affecting Headwaters' revenues.

Recent Accounting Pronouncements

          Headwaters has reviewed all recently issued accounting standards, which have not yet been adopted in order to determine their potential effect, if any, on the results of operations or financial position of Headwaters. Based on that review, Headwaters does not currently believe that any of these recent accounting pronouncements will have a significant effect on its current or future financial position, results of operations, cash flows or disclosures.

Impact of Inflation

         Headwaters' operations were not materially impacted by inflation in 2003.

Forward-looking Statements

         Statements in this Annual Report on Form 10-K regarding Headwaters' expectations as to the managing and marketing of coal combustion products, operation of facilities utilizing alternative fuel technologies, the marketing of synthetic fuels, the receipt of licensing fees, royalties, and product sales revenues, the development, commercialization and financing of new technologies and other strategic business opportunities and acquisitions and other information about Headwaters that is not purely historical by nature, including those statements regarding Headwaters' future business plans, the operation of facilities, the availability of tax credits, the availability of feedstocks, and the marketability of the coal combustion products and synthetic fuel, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Headwaters believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting the coal combustion products and synthetic fuel industries or the economy generally, factors which could cause actual results to differ from expectations stated in these forward-looking statements include, among others, the Risk Factors described in the following section.

Risk Factors

The profitability of Covol Fuels depends on the continued existence of tax credits under Section 29 of the Internal Revenue Code, which is scheduled to expire on December 31, 2007.

         Covol Fuels' license fees and revenues from sales of chemical reagents depend on the ability of our licensees and customers to manufacture and sell qualified synthetic fuels that generate tax credits. Under current law, Section 29 tax credits are not available for synthetic fuel sold after December 31, 2007. In addition, there have been initiatives from time to time to consider the early repeal or modification of Section 29. If Section 29 expires at the end of 2007or if it is repealed or adversely modified, synthetic fuel facilities would probably either close or substantially curtail production. At this time, given current prices of coal and costs of synthetic fuel production, we do not believe that production of synthetic fuel will be profitable absent the tax credits. In addition, if our licensees close their facilities or materially reduce production activities (whether after 2007, upon earlier repeal or adverse modification of Section 29 or for any other reason), it would have a material adverse effect on the revenues and net income of Headwaters.

         Furthermore, Section 29 tax credits are subject to phase-out after the unregulated oil price reaches $49.75 per barrel (the current trading price is approximately $22.50 per barrel), adjusted annually for inflation.

Ongoing financial profitability of Covol Fuels depends upon our licensees' demand for Section 29 tax credits, which in turn depends on our licensees' taxable income.

         Covol Fuels' business depends upon the ability of our licensees and chemical reagent customers to utilize Section 29 tax credits. Their ability to utilize tax credits, in turn, depends upon their other taxable income. A decline in the profitability of our licensees could reduce their ability to utilize tax credits, and, in turn, could lead to a reduction in the production of synthetic fuel at their facilities. Such licensees could sell their facilities to a taxpayer with more capacity to utilize the tax credits, but any such transfer could result in short-term or long-term disruption of operations. Accordingly, the decline in profitability of our licensees or chemical reagent customers could have a material adverse effect on the revenues and net income of Headwaters.

IRS reviews under Section 29 may adversely affect our licensees' production of synthetic fuel.

         The issuance of PLRs under Section 29 by the IRS is important to the willingness of the owners of synthetic fuel facilities to operate and to their ability to transfer ownership of those facilities. However, PLRs may be modified or revoked by the IRS.

         The IRS has suspended the issuance of PLRs to synthetic fuel facility owners several times in the past, and there can be no assurance that the IRS will not suspend the issuance of PLRs in the future. Most recently, in June 2003, the IRS stated in summary in Announcement 2003-46 that it "has had reason to question the scientific validity of test procedures and results that have been presented as evidence that fuel underwent a significant chemical change, and is currently reviewing information regarding these test procedures and results," and that pending its review of the issue it was suspending the issuance of new PLRs regarding significant chemical change.

         The IRS release of Announcement 2003-46 caused certain of Headwaters' licensees to reduce or cease synthetic fuel production, which resulted in a material adverse impact on Headwaters' revenues and net income. In October 2003, the IRS stated, in summary, in Announcement 2003-70 that it continues to question whether the processes it had approved under its long-standing ruling practice produce the necessary level of chemical change required under Section 29 and Revenue Ruling 86-100. Nonetheless, the IRS indicated that it would continue to issue PLRs regarding chemical change under the standards set forth in Revenue Procedures 2001-30 and 2001-34, and that the industry's chemical change test procedures and results are scientifically valid if applied in a consistent and unbiased manner. Although the IRS resumed its practice of issuing PLRs, it expressed continuing concerns regarding the sampling and data/record retention practices prevalent in the synthetic fuels industry.

         The full effect that Announcement 2003-70 (or future suspensions or pronouncements similar to Announcement 2003-46) may have on the industry is unknown. The expression of IRS concern regarding current practices in the industry may have a material adverse effect on the willingness of buyers to engage in transactions or on the willingness of current owners to operate their facilities. If current owners are unable to sell their facilities or are unwilling to operate them, production will not be maximized, materially adversely affecting our revenues and net income. We cannot predict whether the IRS may conduct reviews or investigations of Section 29 tax credits in the future, or whether the outcome of IRS audits involving licensees would be favorable.

Senate investigation of Section 29 tax credits may adversely affect Covol Fuels.

         On October 30, 2003, the Permanent Subcommittee on Investigations of the Government Affairs Committee of the United States Senate issued a notification of pending investigations. The notification listed, among others, the synthetic fuel tax credit as a new item, stating:

         The Subcommittee has initiated an investigation of potential abuses of tax credits for producers of synthetic fuel under Section 29 of the Internal Revenue Code. The Subcommittee anticipates that this investigation will focus on whether certain synthetic fuel producers are claiming tax credits under Section 29, even though their product is not a qualified synthetic fuel under Section 29 and IRS regulations. In addition, the investigation will address whether certain corporations are engaging in transactions solely to take advantage of unused Section 29 credits, with no other business purpose. Lastly, the investigation will address the IRS's efforts to curb abuses related to the Section 29 tax credits.

         The effect that the Senate subcommittee investigation of synthetic fuel tax credits may have on the industry is unknown. While the investigation is pending, it may have a material adverse effect on the willingness of buyers to engage in transactions to purchase synthetic fuel facilities or on the willingness of current owners to operate their facilities, and may materially adversely affect our revenues and net income. We cannot make any assurances as to the timing or ultimate outcome of the subcommittee investigation, nor can we predict whether Congress or others may conduct investigations of Section 29 tax credits in the future.

Covol Fuels' licensees are subject to audit by the IRS, and the IRS may challenge or disallow Section 29 tax credits claimed.

         Licensees are subject to audit by the IRS. The IRS may challenge whether Covol Fuels' licensees satisfy the requirements of Section 29, or applicable PLRs, or may attempt to disallow Section 29 tax credits for some other reason. Headwaters understands that the IRS has recently initiated audits of certain taxpayers who claimed Section 29 tax credits during open tax years, and the outcome of any such audit is uncertain. In the event that tax credits are disallowed, licensees may seek recovery from Covol Fuels for operational or other reasons, although we believe there would be no basis for such claims. The inability of a licensee to claim Section 29 tax credits also would reduce our future income from the licensee. In addition, IRS audit activity may have a material adverse effect on the willingness of buyers to engage in transactions to purchase synthetic fuel facilities or on the willingness of current owners to operate their facilities. If current owners are unable to sell their facilities or are unwilling to operate them at full capacity, production will not be maximized, materially adversely affecting our revenues and net income.

Demand for Section 29 tax credits may be influenced by negative publicity involving the industry or transactions principally motivated by the reduction of taxes.

         There has been recent public scrutiny, by the media and by policymakers, of Section 29. Outside the Section 29 context, there has been increased public scrutiny of transactions motivated principally by the reduction of federal income taxes. Our licensees could determine that the risk of negative publicity or public scrutiny associated with the Section 29 tax credits exceeds the financial benefits from the utilization of the credits. Such licensees may seek to mitigate or eliminate such risk by reducing or ceasing production of synthetic fuel or disposing of their facilities, resulting in short-term or long-term disruption of operations, in which case our revenues could be materially adversely affected.

Ongoing financial profitability of Covol Fuels depends on a small number of licensees.

         Covol Fuels has licensed its coal-based solid synthetic fuel technology to a limited number of licensees. Under current law, facilities must have been placed into service prior to July 1, 1998 to be eligible for Section 29 tax credits, so Covol Fuels' business primarily depends on existing licensees and chemical reagent customers. If any of Covol Fuels' significant licensees or chemical reagent customers shuts down its facilities, operates its facilities at low production levels or sells its facilities resulting in short-term or long-term disruption of operations, our revenues and net income could be materially adversely affected. Covol Fuels' licensees must address all operational issues including, but not limited to, feedstock availability, cost, moisture content, Btu content, correct chemical reagent formulation and application, operability of equipment, product durability and overall costs of operations. In some cases, licensees may be forced to relocate plants and enter into new strategic contracts to address marketing and operational issues. Licensee plant relocations disrupt production and delay generation of license fees paid to us.

         The growth of Covol Fuels' revenues has depended in part on increased production over time of coal-based solid synthetic fuel by its licensees. While to date efficiencies in production and improvements in equipment and processes used at facilities have allowed increased production, capacity is ultimately finite for the specific facilities and could limit growth in the future.

Covol Fuels must be able to develop and improve synthetic fuel technologies.

         For Covol Fuels to remain competitive, we must be able to develop or refine our technologies to keep up with future synthetic fuel requirements. As licensees develop and modify their operations and choices of coal feedstocks, we will need to modify existing methods or find new methods, know-how, additives and other techniques to meet licensee and customer demands, such as demands for improved efficiencies, lower costs and improvements in synthetic fuel products, including chemical change and improved combustion characteristics. If we are unable to develop or refine our technologies, the revenues and business of Covol Fuels could be materially harmed.

ISG's growth is dependent upon increased use and market acceptance of fly ash.

         ISG's growth has been and continues to be dependent upon the increased use of fly ash in the production of concrete. ISG's marketing initiatives emphasize the environmental, cost and performance advantages of replacing portland cement with fly ash in the production of concrete. If ISG's marketing initiatives are not successful, ISG may not be able to sustain its growth.

ISG's business is dependent upon the price and supply of fly ash alternatives.

         A significant portion of ISG's business is based on the use of fly ash as a replacement for portland cement in concrete products. There is currently an overcapacity of cement in the world market, causing potential price decreases. The markets for ISG's products are regional, in part because of the costs in transporting CCPs, and ISG's business is affected by the availability and cost of competing products in the specific regions where it conducts business. If competing products become available at more competitive costs, ISG's sales, revenue and net income could decrease.

ISG's business could be adversely affected by fluctuations in weather and construction cycles.

         ISG manages and markets CCPs and uses CCPs to produce construction materials. Utilities produce CCPs year-round, including in the winter when electricity demands increase. In comparison, sales of CCPs are generally keyed to construction market demands that tend to follow national trends in construction with predictable increases during temperate seasons. ISG's CCP sales have historically reflected these seasonal trends, with the largest percentage of total annual revenues being realized in the quarters ended June 30 and September 30. Low seasonal demand normally results in reduced shipments and revenues in the quarter ended March 31.

         The CCP industry is cyclical because of its dependence on building construction and highway construction, including infrastructure repair, and is affected by changes in general and local economic conditions. State construction budgets are affected adversely by economic downturns. A downturn in the economy in one or more markets that ISG serves could have a material adverse effect on ISG's sales.

If ISG's coal-fired electric utility industry suppliers fail to provide ISG with high quality CCPs on a timely basis, ISG's costs could increase and our growth could be hindered.

         ISG relies on the production of CCPs by coal-fired electric utilities. ISG has occasionally experienced delays and other problems in obtaining high quality CCPs from its suppliers and may in the future be unable to obtain high quality CCPs on the scale and within the time frames required by ISG to meet its customers' needs. If ISG is unable to obtain CCPs, or if it experiences a delay in the delivery of high quality CCPs, ISG may be forced to incur significant unanticipated expenses to secure alternative sources or to otherwise maintain supply to its customers. Moreover, its revenues could be adversely affected if these customers choose to find alternatives to ISG products.

HTI's technologies may not be commercially developed and marketed profitably.

         Although HTI has developed and patented several technologies, commercialization of these technologies is in initial stages. Market acceptance of these technologies will depend on our ability to enter into agreements with licensees or joint venturers to further develop and provide adequate funding to commercialize the technologies. We can give no assurance that we will be able to enter into these agreements or that adequate funding will be available to fully develop and successfully commercialize its technologies or that they can be marketed profitably.

HTI will conduct business in China, where intellectual property and other laws, as well as business conditions, could create risks.

         HTI has entered into agreements with Shenhua Group, the largest coal company in the People's Republic of China, to license its direct coal liquefaction technology for use in a plant in China. We have entered into a preliminary joint venture agreement for fuel cell technology development and commercialization with the Dalian Institute of Chemical Physics in China, using our nanotechnology. In addition, other HTI activities are likely to involve licensing of other technologies in China. There is the risk that foreign intellectual property laws will not protect our intellectual property to the same extent as under United States laws, leaving us vulnerable to competitors who may attempt to copy our products, processes or technologies. Further, the legal system of China is based on statutory law. Under this system, prior court decisions may be cited as persuasive authority but do not have binding precedential effect. Since 1979, the Chinese government has been developing a comprehensive system of commercial laws and considerable progress has been made in the promulgation of laws and regulations dealing with economic matters, such as corporate organization and governance, foreign investment, commerce, taxation and trade. As these laws, regulations and legal requirements are relatively new and because of the limited volume of published case law and judicial interpretations and the non-binding nature of prior court decisions, the interpretation and enforcement of these laws, regulations and legal requirements involve some uncertainty. These uncertainties could limit the legal protection or recourse available to us. In addition, dependence on foreign licenses and conducting foreign operations may subject us to increased risk from political change, ownership issues or repatriation or currency exchange concerns.

Environmental regulations could adversely affect our business.

         Our operations and those of our suppliers and customers involved in coal-based energy generation, primarily utilities, are subject to federal, state and local environmental regulation. See "ITEM 1. BUSINESS--Effect of Federal State and Local Laws" for a broader discussion of regulation issues affecting Headwaters.

         The coal-based solid synthetic fuel operations of Headwaters and its licensees are subject to federal, state and local environmental regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of waste products. In order to establish and operate the synthetic fuel plants, power plants and operations to collect and transport CCPs and bottom ash, we and our licensees and customers have obtained various state and local permits and must comply with processes and procedures that have been approved by regulatory authorities. Compliance with permits, regulations and the approved processes and procedures help protect against pollution and contamination, and are critical to our business. Although we believe that we and our licensees and customers are in substantial compliance with environmental regulations, permits and approved processes and procedures, any failure to comply could result in the issuance of substantial fines and penalties and cause us to incur environmental liabilities.

         The federal Clean Air Act of 1970 and subsequent amendments (particularly the Clean Air Act Amendments of 1990), and corresponding state laws, regulate the emissions of materials into the air, and in certain circumstances require installation of emission control technologies that affect the operation of coal-fired utility power plants. Current and future emission regulations may have an adverse impact on the quantity and quality of CCPs produced by utilities and may add to the costs of operating a power plant. Because ISG manages and markets CCPs produced by coal-fired utilities, regulations that restrict coal-burning, or make it more expensive or affect the quantity and quality of CCPs produced by utilities could adversely affect ISG's business.

         Materials sold by ISG vary in chemical composition. While CCPs generally have been excluded from regulation as "hazardous wastes," the EPA is planning to publish proposed rules in January 2004 which will address, among other things, state and regional solid waste plans for CCPs disposed of in landfills or surface impoundments, or used to fill surface or underground mines. These proposed rules could make coal burning more expensive or less attractive to ISG's utility clients. ISG manages a number of landfill and pond operations that may be affected by EPA's proposed regulations. ISG is engaged in providing services at one landfill operation that is permitted and managed as a hazardous waste landfill. ISG provides the services necessary to landfill the client's hazardous wastes and operates certain in-plant equipment and systems for the client. Accordingly, there can be no assurance that ISG will not be named in any third-party claims relating to the project.

         CCPs contain small concentrations of metals that are considered as "hazardous substances" under CERCLA. Land application of CCPs is regulated by a variety of federal and state statutes, which impose testing and management requirements to ensure environmental protection. Under certain circumstances, mismanagement of CCPs could give rise to CERCLA liability.

         HTI's ordinary course of business requires using its facilities to perform research and development activities involving coal, oil, chemicals and energy technologies, including liquefaction of coal. As a result, petroleum and other hazardous materials have been and are present in and on HTI's properties. Regulatory noncompliance or accidental discharges, in spite of safeguards, could create an environmental liability. Therefore our operations entail risk of environmental damage, and we could incur liabilities in the future arising from the discharge of pollutants into the environment or from waste disposal practices.

We are involved in significant litigation and are subject to potential claims relating to our business.

         We are a party to some significant legal proceedings and are subject to potential claims regarding operation of our business. These proceedings will require that we incur substantial costs, including attorneys' fees, managerial time and other personnel resources and costs in pursuing resolution. Adverse resolution of these proceedings could have a materially negative effect on our business. See "Legal Proceedings" for a description of the material pending legal proceedings and potential claims regarding our business.

We have significant competition.

         Headwaters experiences competition from traditional coal and fuel suppliers and natural resource producers, in addition to those companies that specialize in the use and upgrading of industrial byproducts. Many of these companies have greater financial, management and other resources than Headwaters and may be able to take advantage of acquisitions and other opportunities more readily. There can be no assurance that Headwaters will be able to do so successfully.

         Coal-based solid synthetic fuels made using Covol Fuels' technologies, from which Covol Fuels derives license revenues and revenues from sales of chemical reagents, compete with other synthetic fuel products, as well as traditional fuels. For Covol Fuels competition may come in the form of the marketing of competitive chemical reagents and the marketing of end products qualifying as synthetic fuel. Covol Fuels competes with other companies possessing technologies to produce coal-based solid synthetic fuels and companies that produce chemical reagents such as Nalco Chemical Company and Accretion Technologies, LLC.

         Covol Fuels also experiences competition from traditional coal and fuel suppliers and natural resource producers, in addition to those companies that specialize in the use and upgrading of industrial byproducts. These companies may have greater financial, management and other resources than Headwaters has. Further, many industrial coal users are limited in the amount of synthetic fuel product they can purchase from Covol Fuels' licensees because they have committed to purchase a substantial portion of their coal requirements through long-term contracts for standard coal.

         Synthetic fuel technology and the use of CCPs are the subject of extensive research and development by our competitors. If competitive technologies are developed that greatly increase the demand for CCPs or reduce the costs of synthetic fuels or other resources, the economic viability of our technologies and business could be adversely affected.

         Generally, the business of marketing traditional CCPs and construction materials is intensely competitive. ISG has substantial competition in three main areas: obtaining CCP management contracts with utility and other industrial companies; marketing CCPs and related industrial materials; and marketing its construction materials. ISG has a presence in every region in the United States, but because the market for the management of CCPs is highly fragmented and because the costs of transportation are high relative to sales prices, most of the competition in the CCP management industry is regional. There are many local, regional and national companies that compete for market share in these areas with similar products and with numerous other substitute products. Although ISG typically has long-term CCP management contracts with its clients, some of such contracts provide for the termination of such contract at the convenience of the utility company upon a minimum 90-day notice. Moreover, certain of ISG's most significant regional CCP competitors appear to be seeking a broader national presence. These competitors include Lafarge North America Inc., Boral Material Technologies Inc. and Cemex. Construction materials are produced and sold regionally by the numerous owners and operators of concrete ready-mix plants. Producers with sand and gravel sources near growing metropolitan areas have important transportation advantages. In Texas, ISG's most important construction materials market, Featherlite Building Products is among ISG's competitors. Certain of these competitors have substantially greater resources than Headwaters and ISG. If they were to begin to compete in the national market, or in regions where they currently do not have operations, ISG's business may be materially adversely affected.

         Many of the world's major chemical companies are devoting significant resources to researching and developing nanocatalysts and catalytic processes. These companies have greater financial, management and other resources than Headwaters has. Headwaters' strategy is to enter into license agreements or joint ventures with major chemical companies for the further development and commercialization of Headwaters' nanocatalyst technologies.

Our business strategy to grow through acquisitions may not be successful.

         An important business strategy of Headwaters is growth through acquisitions. Our ability to successfully implement our strategy is subject to a number of risks, including difficulties in identifying acceptable acquisition candidates, consummating acquisitions on favorable terms and obtaining adequate financing, which may adversely affect our ability to develop new products and services and to compete in our rapidly changing marketplace. In addition, if we consummate acquisitions through an exchange of our securities, our existing stockholders could suffer dilution. Successful management and integration of acquisitions are subject to a number of risks, including difficulties in assimilating acquired operations, including loss of key employees, diversion of management's attention from core business operations, assumption of contingent liabilities, and incurrence of potentially significant write-offs. There can be no assurance that we will be successful in implementing our acquisition strategy, that such strategy will improve our operating results or that these activities will not have a dilutive effect on existing stockholders.

If we are unable to manage the growth of our business successfully, our revenues and business prospects could suffer.

         We have experienced significant growth recently, both internally and through acquisitions. We may not be able to successfully manage the increased scope of our operations or a significantly larger and more geographically diverse workforce as we expand. Any failure to successfully manage growth could harm our business and financial results. Additionally, growth increases the demands on our management, our internal systems, procedures and controls. To successfully manage growth, we must add administrative staff and periodically update and strengthen our operating, financial and other systems, procedures and controls, which will increase our costs and may reduce our profitability. We may be unable to successfully implement improvements to our information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

Our business could be harmed if we are unable to protect our proprietary intellectual property.

         We rely primarily on a combination of trade secrets, patents, copyright and trademark laws and confidentiality procedures to protect our intellectual property. Despite these precautions, unauthorized third parties may misappropriate, infringe upon, copy or reverse engineer portions of our technology. We do not know if current or future patent applications will be issued with the scope of the claims sought, if at all, or whether any patents issued will be challenged or invalidated. Our business could be harmed if we infringe upon the intellectual property rights of others. We have been, and may be in the future, notified that we may be infringing intellectual property rights possessed by third parties. If any such claims are asserted against us, we may seek to enter into royalty or licensing arrangements. There is a risk in these situations that no license will be available or that a license will not be available on reasonable terms, precluding our use of the applicable technology. Alternatively, we may decide to litigate such claims or attempt to design around the patented technology. These actions could be costly and would divert the efforts and attention of our management and technical personnel. As a result, any infringement claims by third parties or claims for indemnification by customers resulting from infringement claims, whether or not proven to be true, may materially harm our business and prospects.

We have significant debt service requirements.

         As of November 30, 2003, we had approximately $125.2 million of total debt outstanding, including approximately $3.2 million of original issue discount, substantially all of which was incurred in connection with the acquisition of ISG. Subject to restrictions in our senior secured credit facility and our senior subordinated debentures, we may also incur significant amounts of additional debt for working capital, capital expenditures and other purposes. Our combined debt total could have important consequences for our company, including the following:

         o we may have difficulty borrowing money for working capital, capital expenditures, acquisitions or other purposes;

         o we will need to use a large portion of our cash flow to pay interest and the required principal payments on borrowings under our senior secured credit facility, which will reduce the amount of money available to finance our operations, capital expenditures and other activities;

         o our senior debt has a variable rate of interest, which exposes us to the risk of increased interest rates;

         o borrowings under our senior secured credit facility are secured by all our assets;

         o we may be more vulnerable to economic downturns and adverse developments in our business;

         o we may be less flexible in responding to changing business and economic conditions, including increased competition and demand for new products and services; and

         o        we may not be able to implement our business plans.

         Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond our control. There can be no assurance that our business will continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms or without substantial additional expense to us. Significant acquisitions may be funded with additional indebtedness, which would increase debt service requirements. These and other factors could have a material adverse effect on our results of operations, liquidity and financial condition.

Covenant restrictions under our senior secured credit facility and senior subordinated debentures may limit our ability to operate our business.

         Our senior secured credit facility and senior subordinated debentures contain, among other things, covenants that may restrict our ability to finance future operations or capital needs, to acquire additional businesses or to engage in other business activities. Currently the senior secured credit facility requires approval for acquisitions funded with aggregate cash consideration in excess of $50 million. In addition, our senior secured credit facility and senior subordinated debentures sets forth covenants requiring us to maintain specified financial ratios and satisfy certain financial condition tests which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. A breach of any of these covenants could result in a default under our senior secured credit facility and senior subordinated debentures, in which event our lenders could elect to declare all amounts outstanding to be immediately due and payable, which could materially adversely affect our business.

Our stock price has been and could remain volatile.

         The market price for our common stock has been and may continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the following, some of which are beyond our control:

         o variations in our quarterly operating results from our expectations or those of securities analysts or investors;

         o downward revisions in securities analysts' estimates or changes in general market conditions;

         o IRS or other governmental actions, including Congressional hearings and investigations relating to Section 29 tax credits and media coverage relating thereto;

         o announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

         o        additions or departures of key personnel;

         o        insider selling or buying;

         o        regulatory developments affecting our industry;

         o        general technological or economic trends; and

         o        other matters discussed in "Risk Factors."

         In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation. If we became involved in securities class action litigation in the future, it could result in substantial costs and diversion of our management's attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

Future sales of our common stock could adversely affect our stock price.

         Substantial sales of our common stock in the public market, or the perception by the market that such sales could occur, could lower our stock price or make it difficult for us to raise additional equity capital in the future. As of November 30, 2003, we had 28,068,818 shares of common stock outstanding.

         As of November 30, 2003, options and warrants to purchase 3,432,046 shares of our common stock were issued and outstanding at a weighted average exercise price of $10.60 per share, of which options and warrants to purchase 1,886,325 shares had vested.

         Headwaters has in place a registration statement registering up to $150 million in securities. The securities registered under the registration statement may be offered to the public in the future by means of a prospectus supplement.

         We cannot predict if future sales of our common stock, or the availability of our common stock for sale, will harm the market price for our common stock or our ability to raise capital by offering equity securities.

We have never paid dividends and do not anticipate paying any dividends on our common stock in the future, so any short-term return on your investment will depend on the market price of our capital stock.

         We currently intend to retain any earnings to finance our operations and growth. The terms and conditions of our senior secured credit facility and senior subordinated debentures restrict and limit payments or distributions in respect of our capital stock.

Delaware law and our charter documents may impede or discourage a takeover, which could cause the market price of our shares to decline.

         We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, our board of directors has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock, which could be used defensively if a takeover is threatened. The ability of our board of directors to create and issue a new series of preferred stock and certain provisions of Delaware law and our certificate of incorporation and bylaws could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Headwaters is exposed to financial market risks, primarily related to changes in interest rates. Headwaters does not use derivative financial instruments for speculative or trading purposes, and no significant derivative financial instruments were outstanding as of September 30, 2003 or subsequent thereto.

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

         As described in more detail in Note 9 to the consolidated financial statements, Headwaters has outstanding $114.9 million of variable-rate long-term debt as of September 30, 2003, which is repayable through August 2007. The interest rate on this debt as of September 30, 2003 was approximately 5.4%. In October 2003, Headwaters locked in a rate of 5.4% for three months and in January 2004, Headwaters can lock in a new rate for one, three, or six months. A change in the interest rate of 1% would change interest expense by approximately $1.0 million during the next 12 months, considering required principal repayments.

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

         On September 19, 2002, Headwaters acquired 100% of the common stock of ISG. E&Y audited ISG since its inception. ISG's revenues comprised approximately 65% of the consolidated revenues of the combined entity and ISG operated in 35 states and Canada. In addition, approximately 85% of Headwaters' employees came from the ISG acquisition. On October 14, 2002, Headwaters decided to retain E&Y as its independent accountants for the new combined company and accordingly dismissed PwC. Headwaters' Audit Committee participated in and approved the decision to change independent accountants.

         Headwaters did not consult with E&Y on any application of accounting principles or any other matter during the two fiscal years ended September 30, 2001 or subsequent thereto.

         The reports of PwC on the financial statements for the fiscal years audited by them contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

         In connection with its audits for the two most recent fiscal years and through October 14, 2002, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference thereto in their reports on the financial statements for such years.

         During the two most recent fiscal years and through October 14, 2002, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

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

ITEM 9A. CONTROLS AND PROCEDURES

         Disclosure controls are procedures that are designed with an objective of ensuring that information required to be disclosed in Headwaters' periodic reports filed with the SEC, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to Headwaters' management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), in order to allow timely consideration regarding required disclosures.

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

         Based on their review and evaluation as of September 30, 2003, and subject to the inherent limitations as described above, Headwaters' CEO and CFO have concluded that Headwaters' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. In addition, they are not aware of any change in Headwaters' internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, Headwaters' internal control over financial reporting.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information to be set forth under the captions "Executive Officers" and "Proposal No. 1 - Election of Directors" in Headwaters' Proxy Statement to be filed in January 2003 for the Annual Meeting of Stockholders to be held in 2004 (the "Proxy Statement"), is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Security ownership of certain beneficial owners and management to be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information to be set forth under the caption "Transactions with Related Parties" in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         The information to be set forth under the caption "Accounting Fees and Services" in the Proxy Statement is incorporated herein by reference.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

         Consolidated Financial Statements of Headwaters Incorporated     Page

         Report of Independent Auditors for 2002 and 2003                  F-1
         Report of Former Independent Auditors for 2001                    F-2
         Consolidated Balance Sheets as of September 30, 2002 and 2003 F-3 Consolidated Statements of Income for the years ended
           September 30, 2001, 2002 and 2003                               F-4
         Consolidated Statements of Changes in Stockholders' Equity
           for the years ended September 30, 2001, 2002 and 2003           F-5
         Consolidated Statements of Cash Flows for the years ended
           September 30, 2001, 2002 and 2003                               F-7
         Notes to Consolidated Financial Statements                        F-9

     2.  Financial Statement Schedules

         All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information has been provided in the consolidated financial statements or notes thereto.

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

         For convenience, the name Headwaters is used throughout this listing although in some cases the name Covol was used in the original instrument.

Exhibit No.                                        Description                                          Location
-----------                                        -----------                                          --------

3.1.9            Restated Certificate of Incorporation of Headwaters dated August 14, 2001                 (4)
3.2.4            Restated By-Laws of Headwaters                                                            (12)
10.54            Employment Agreement effective May 1, 1998 with Steven G. Stewart                         (2)
10.60            Employment Agreement dated October 25, 2002 with Kirk A. Benson                           (12)


10.60.0          Amendment to Employment Agreement with Kirk A. Benson dated July 9, 2003                  (14)
10.60.3          ISG Employment Agreement dated October 1, 2001 with Raul Deju                             (12)
10.72            Agreement and Plan of Reorganization between Headwaters and Hydrocarbon                   (3)
                 Technologies, Inc. dated May 2, 2001
10.72.1          Share Exchange Agreement between Headwaters and Hydrocarbon Technologies, Inc.            (3)
                 dated May 2, 2001
10.72.2          Amendment No. 1 to Agreement and Plan of Reorganization between Headwaters and            (4)
                 Hydrocarbon Technologies, Inc. dated August 21, 2001
10.72.3          Amendment No. 1 to Share Exchange Agreement between Headwaters and Hydrocarbon            (4)
                 Technologies, Inc. dated August 21, 2001
10.73            Contribution and Subscription Agreement among Headwaters and Avintaquin Capital,          (5)
                 LLC dated September 24, 2001
10.73.1          Promissory Note from Avintaquin Capital, LLC in favor of Headwaters dated                 (5)
                 September 24, 2001
10.74            Asset Purchase Agreement between Headwaters and Red Hawk Energy, LLC dated                (7)
                 December 28, 2001
10.75            Agreement and Plan of Merger between Headwaters and Industrial Services Group,            (9)
                 Inc. dated July 15, 2002
10.75.1          Form of Registration Rights Agreement between Headwaters and the Stockholders of          (9)
                 Industrial Services Group, dated as of September 19, 2002
10.75.2          First Amendment to Agreement and Plan of Merger and Equityholder Agreements among         (10)
                 Headwaters, Industrial Services Group, Inc. and Equityholders of Industrial
                 Services Group, Inc. dated September 19, 2002
10.76            Senior Credit Agreement for $175,000,000 among Headwaters and various lenders             (10)
                 dated September 19, 2002
10.77            Loan Agreement for $20,000,000 between Headwaters and Allied Capital Corporation          (10)
                 dated September 19, 2002
10.77.1          Participation Agreement among Allied Capital Corporation, Headwaters and other            (10)
                 Participants dated September 19, 2002
10.83            Incentive Agreement between Headwaters and Raul A. Deju dated as of November 12,          (13)
                 2002
12               Computation of ratio of earnings to combined fixed charges and preferred stock             *
                 dividends
14               Code of Ethics                                                                             *
16.1             Letter regarding change in certifying accountant                                          (11)
16.2             Letter regarding change in certifying accountant (Originally designated as                (8)
                 Exhibit No. 16)
21               List of Subsidiaries of Headwaters                                                         *
23.1             Consent of Ernst & Young LLP                                                               *
23.2             Consent of PricewaterhouseCoopers LLP                                                      *
31.1             Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer                          *
31.2             Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer                          *
32               Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer         *
99.1             Amended 2000 Employee Stock Purchase Plan (originally designated as Exhibit No.           (6)
                 99.2)
99.2             1995 Stock Option Plan (originally designated as Exhibit No. 10.5)                        (1)
99.2.1           First Amendment to the 1995 Stock Option Plan (originally designated as Exhibit           (1)
                 10.5.1)
99.2.2           1996 Stock Option Agreement                                                               (12)
99.2.3           1998 Stock Option Agreement                                                               (12)
99.2.4           2001 Stock Option Agreement                                                               (12)
99.2.5           2002 Stock Option Agreement                                                               (12)
99.3             Incentive Bonus Plan dated 1 October 2003                                                  *
99.7             2003 Stock Incentive Plan                                                                 (13)
99.8             General Employee Bonus Plan dated 1 October 2003                                           *

-----------------

* Filed herewith.

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

(3) Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarter ended June 30, 2001.
(4) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for events dated August 14, 2001 and August 28, 2001, filed September 12, 2001.
(5) Incorporated by reference to the indicated exhibit filed with Headwaters' Annual Report on Form 10-K, for the fiscal year ended September 30, 2001.
(6) Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarter ended December 31, 2001.
(7) Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarter ended March 31, 2002.
(8) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated May 10, 2002, filed May 10, 2002.
(9) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated July 15, 2002, filed July 18, 2002.
(10) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated September 19, 2002, filed October 4, 2002.
(11) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated October 14, 2002, filed October 18, 2002.
(12) Incorporated by reference to the indicated exhibit filed with Headwaters' Annual Report on Form 10-K, for the fiscal year ended September 30, 2002.
(13) Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarter ended December 31, 2002.
(14) Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarter ended June 30, 2003.


Report on Form 8-K

         The following report on Form 8-K was filed during the quarter ended September 30, 2003:

         Form 8-K filed on July 23, 2003 to furnish information announcing Headwaters' results for the quarter ended June 30, 2003.


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


                                             HEADWATERS INCORPORATED

                                             By: /s/ Kirk A. Benson
                                             -----------------------------------
                                             Kirk A. Benson
                                             Chief Executive Officer
                                             (Principal Executive Officer)

                                             By: /s/ Steven G. Stewart
                                             -----------------------------------
                                             Steven G. Stewart
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)

                                             Date: December 5, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                         TITLE                       DATE
       ---------                         -----                       ----

 /s/ Kirk A. Benson          Director and Chief Executive      December 5, 2003
-----------------------      Officer (Principal Executive
Kirk A. Benson               Officer)


/s/ Steven G. Stewart        Chief Financial Officer           December 5, 2003
-----------------------      (Principal Financial and
Steven G. Stewart            Accounting Officer)


/s/ James A. Herickhoff      Director                          December 5, 2003
-----------------------
James A. Herickhoff


/s/ Raymond J. Weller        Director                          December 5, 2003
-----------------------
Raymond J. Weller


/s/ E. J. "Jake" Garn        Director                          December 5, 2003
-----------------------
E. J. "Jake" Garn


/s/ R. Sam Christensen       Director                          December 5, 2003
-----------------------
R. Sam Christensen


/s/ William S. Dickinson     Director                          December 5, 2003
-----------------------
William S. Dickinson


/s/ Malyn K. Malquist        Director                          December 5, 2003
-----------------------
Malyn K. Malquist

                         Report of Independent Auditors


The Board of Directors and Stockholders
Headwaters Incorporated

We have audited the accompanying consolidated balance sheets of Headwaters Incorporated as of September 30, 2002 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Headwaters Incorporated at September 30, 2002 and 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Salt Lake City, Utah
October 31, 2003

                      Report of Former Independent Auditors


To the Board of Directors and Stockholders of Headwaters Incorporated:

In our opinion, the accompanying consolidated statements of income, changes in stockholders' equity, and cash flows of Headwaters Incorporated and its subsidiaries present fairly, in all material respects, the results of their operations and their cash flows for the year ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
July 15, 2002

                                             HEADWATERS INCORPORATED

                                           CONSOLIDATED BALANCE SHEETS


                                                                                            As of September 30,
                                                                                     -----------------------------
(thousands of dollars and shares, except per-share data)                                      2002            2003
------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash and cash equivalents                                                       $       7,284   $      18,732
     Short-term trading investments                                                          5,907           2,921
     Trade receivables, net                                                                 50,331          52,399
     Inventories                                                                             8,442           7,827
     Other current assets                                                                    5,969           6,005
                                                                                     -------------   -------------
            Total current assets                                                            77,933          87,884
                                                                                     -------------   -------------

Property, plant and equipment, net                                                          50,549          52,743
                                                                                     -------------   -------------

Other assets:
     Intangible assets, net                                                                118,918         112,414
     Goodwill                                                                              113,367         112,131
     Debt issue costs and other assets                                                      12,090           8,103
                                                                                     -------------   -------------
            Total other assets                                                             244,375         232,648
                                                                                     -------------   -------------

            Total assets                                                             $     372,857   $     373,275
                                                                                     =============   =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                $      17,215   $      17,177
     Accrued personnel costs                                                                 8,773           8,669
     Other accrued liabilities                                                              16,966          16,522
     Current portion of long-term debt                                                      15,578          27,475
     Current portion of unamortized non-refundable license fees                              4,378           3,865
                                                                                     -------------   -------------
            Total current liabilities                                                       62,910          73,708
                                                                                     -------------   -------------

Long-term liabilities:
     Long-term debt                                                                        154,552         104,044
     Deferred income taxes                                                                  51,357          50,663
     Unamortized non-refundable license fees and other long-term liabilities                 5,442           4,703
                                                                                     -------------   -------------
            Total long-term liabilities                                                    211,351         159,410
                                                                                     -------------   -------------
            Total liabilities                                                              274,261         233,118
                                                                                     -------------   -------------

Commitments and contingencies

Stockholders' equity:
     Common stock, $0.001 par value; authorized 50,000 shares; issued and outstanding 27,327 shares at September 30, 2002 (including 526 shares held in treasury), and 27,878 shares at September 30, 2003 (including
       467 shares held in treasury)                                                             27              28
     Capital in excess of par value                                                        126,265         130,936
     Retained earnings (accumulated deficit)                                               (24,418)         12,213
     Treasury stock, at cost                                                                (3,013)        (2,783)
     Other                                                                                    (265)          (237)
                                                                                     -------------   -------------
            Total stockholders' equity                                                      98,596         140,157
                                                                                     -------------   -------------

            Total liabilities and stockholders' equity                               $     372,857   $     373,275
                                                                                     =============   =============



                                             See accompanying notes.

                                                      F-3

                                                     HEADWATERS INCORPORATED

                                                CONSOLIDATED STATEMENTS OF INCOME


                                                                                         Year ended September 30,
                                                                             -----------------------------------------------
(thousands of dollars, except per-share data)                                          2001            2002             2003
----------------------------------------------------------------------------------------------------------------------------
Revenue:
     Sales of chemical reagents                                              $       22,407  $       74,419   $      128,375
     License fees                                                                    20,765          30,456           35,726
     Coal combustion products revenues                                                   --           6,818          169,938
     Sales of construction materials                                                     --           1,774           49,350
     Other revenues                                                                   2,292           5,878            4,241
                                                                             --------------  --------------   --------------
          Total revenue                                                              45,464         119,345          387,630
                                                                             --------------  --------------   --------------

Operating costs and expenses:
     Cost of chemical reagents sold                                                  14,524          50,134           87,386
     Cost of coal combustion products revenues                                           --           3,764          123,146
     Cost of construction materials sold                                                 --           1,388           37,689
     Cost of other revenues                                                              --           5,244            3,919
     Depreciation and amortization                                                      355           1,760           12,982
     Research and development                                                         2,400           2,322            4,674
     Selling, general and administrative                                              8,554          13,699           40,715
                                                                             --------------  --------------   --------------
        Total operating costs and expenses                                           25,833          78,311          310,511
                                                                             --------------  --------------   --------------
Operating income                                                                     19,631          41,034           77,119
                                                                             --------------  --------------   --------------

Other income (expense):
     Interest and net investment income                                                 726           1,000              310
     Interest expense                                                                  (224)           (553)         (15,687)
     Losses on notes receivable and investments                                      (6,265)           (743)          (2,436)
     Other, net                                                                         600            (502)             775
                                                                             --------------  --------------   --------------
          Total other income (expense), net                                          (5,163)           (798)         (17,038)
                                                                             --------------  --------------   --------------

Income before income taxes                                                           14,468          40,236           60,081

Income tax benefit (provision)                                                        7,049         (15,950)         (23,450)
                                                                             --------------  --------------   --------------

Net income                                                                   $       21,517  $       24,286   $       36,631
                                                                             ==============  ==============   ==============

Basic earnings per share                                                     $         0.94  $         1.00   $         1.35
                                                                             ==============  ==============   ==============

Diluted earnings per share                                                   $         0.87  $         0.94   $         1.30
                                                                             ==============  ==============   ==============


                                                     See accompanying notes.

                                                               F-4

                                                     HEADWATERS INCORPORATED

                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                           Convertible
                                            preferred      Common                       Retained      Common
                                             stock          stock         Capital in    earnings       stock              Total
                                         -------------- --------------      excess    (accumulated    held in          stockholders'
(thousands of dollars and shares)      Shares  Amount  Shares  Amount   of par value    deficit)     treasury   Other    equity
-----------------------------------------------------------------------------------------------------------------------------------
Balances as of
 September 30, 2000                       17   $    1   23,341  $  23     $  82,659    $ (70,221)   $    (734) $  (981)   $ 10,747

Common stock issued on
 conversion of convertible
 preferred stock                         (17)              443     --            --                                             (1)

Preferred stock cash dividends                                                 (695)                                          (695)

Exercise of stock options
 and warrants                                              860      1         1,925                                          1,926

Tax benefit from exercise
 of stock options                                                             1,690                                          1,690

Common stock issued in
 connection with purchase of
 Hydrocarbon Technologies, Inc.,
 net of estimated registration costs                       593      1         5,434                                          5,435

Common stock options issued in
 connection with purchase of
 Hydrocarbon Technologies, Inc.                                               1,325                                          1,325

Write-up of related party note
 receivable to collateral value                                                                                   (541)       (541)

Cancellation of related party
 note receivable and transfer of the
 collateral shares to treasury stock                                                                   (1,007)   1,007          --

Purchase of 1,648 shares of treasury
 stock, at cost                                                                                       (10,510)             (10,510)

34 shares of treasury stock
 transferred to employee stock
 purchase plan, at cost                                                                                   101                  101

Cancellation of 1,430 shares
 of treasury stock                                      (1,430)    (1)       (9,112)                    9,112                   (1)

Amortization of deferred
 compensation from stock options                                                                                    93          93

Net income for the year
 ended September 30, 2001                                                                 21,517                            21,517
                                        ----   ------  -------  -----     ---------    ---------    ---------  -------    --------
Balances as of September 30, 2001         --   $   --   23,807  $  24     $  83,226    $ (48,704)   $  (3,038) $  (422)   $ 31,086
                                        ====   ======  =======  =====     =========    =========    =========  =======    ========


                                                        See accompanying notes.

                                                     HEADWATERS INCORPORATED

                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY, continued

                                           Convertible
                                            preferred      Common                       Retained      Common
                                             stock          stock         Capital in    earnings       stock              Total
                                         -------------- --------------      excess    (accumulated    held in          stockholders'
(thousands of dollars and shares)      Shares  Amount  Shares  Amount   of par value    deficit)     treasury   Other    equity
-----------------------------------------------------------------------------------------------------------------------------------
Balances as of September 30, 2001         --   $   --   23,807  $  24     $  83,226    $ (48,704)   $  (3,038) $  (422)   $ 31,086

Exercise of stock options and
 warrants                                                1,315      1         5,383                                          5,384

Tax benefit from exercise of
 stock options                                                                2,990                                          2,990

Common stock issued in connection
 with acquisition of Hydrocarbon
 Technologies, Inc.                                        178     --         2,823                                          2,823

Common stock issued in connection
 with acquisition of Industrial
 Services Group, Inc.                                    2,100      2        32,716                                         32,718

Purchase of 83 shares of treasury
 stock, at cost                                                                                        (1,188)              (1,188)

32 shares of treasury stock
 transferred to employee stock
 purchase plan, at cost                                                         214                       126                  340

Cancellation of 73 shares of
 treasury stock                                            (73)    --        (1,087)                    1,087                   --

Amortization of deferred
 compensation from stock
 options and other                                                                                                 157         157

Net income for the year ended
 September 30, 2002                                                                       24,286                            24,286
                                        ----   ------  -------  -----     ---------    ---------    ---------  -------    --------
Balances as of September 30, 2002         --       --   27,327     27       126,265      (24,418)      (3,013)    (265)     98,596
                                        ----   ------  -------  -----     ---------    ---------    ---------  -------    --------

Exercise of stock options
 and warrants                                              551      1         2,139                                          2,140

Tax benefit from exercise of
 stock options                                                                2,050                                          2,050

59 shares of treasury stock
 transferred to employee stock
 purchase plan, at cost                                                         482                       230                  712

Amortization of deferred
 compensation from stock
 options and other                                                                                                  28          28

Net income for the year
 ended September 30, 2003                                                                 36,631                            36,631
                                        ----   ------  -------  -----     ---------    ---------    ---------  -------    --------
Balances as of September 30, 2003         --      $--   27,878    $28      $130,936     $ 12,213      $(2,783)   $(237)   $140,157
                                        ====   ======  =======  =====     =========    =========    =========  =======    ========


                                                    See accompanying notes.

                                                             F-6

                                                     HEADWATERS INCORPORATED

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                  Year ended September 30,
                                                                                         --------------------------------------
(thousands of dollars)                                                                          2001         2002          2003
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                               $    21,517  $    24,286   $    36,631
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                                               355        1,760        12,982
     Interest expense related to amortization of debt discount and
       debt issue costs                                                                           79          136         3,857
     Deferred income taxes                                                                    (9,160)      11,540          (878)
     Income tax benefit from exercise of stock options                                         1,690        2,990         2,050
     Amortization of non-refundable license fees                                              (2,015)      (1,471)       (1,178)
     Net gain on disposition of property, plant and equipment                                    (42)      (1,249)         (188)
     Write-downs of notes receivable and related accrued interest                              3,200          986         2,142
     Losses on investments                                                                     3,018           --           294
     Acquired in-process research and development                                              2,400           --            --
     Write-up of related party note receivable                                                  (541)          --            --
     Other changes in operating assets and liabilities, net of effect of acquisitions of Industrial Services Group, Inc. and Hydrocarbon
       Technologies, Inc.:
         Short-term trading investments                                                          925          141         2,986
         Receivables                                                                            (987)      (7,742)       (2,068)
         Inventories and other current assets                                                     26          351          (463)
         Accounts payable and accrued liabilities                                                958        7,193         1,373
         Unamortized non-refundable license fees                                              (1,587)       3,982          (513)
         Other, net                                                                              (29)        (126)         (636)
                                                                                         -----------  -----------   -----------
              Net cash provided by operating activities                                       19,807       42,777        56,391
                                                                                         -----------  -----------   -----------

Cash flows from investing activities:
  Payments for acquisition of Industrial Services Group, Inc.,
    net of cash acquired                                                                          --     (205,900)           --
  Payments for acquisition of Hydrocarbon Technologies, Inc.,
    net of cash acquired                                                                      (4,845)        (419)           --
  Purchase of property, plant and equipment                                                     (170)        (796)       (9,716)
  Proceeds from disposition of property, plant and equipment                                     168          115         2,685
  Collections on notes receivable                                                                 --        6,912            54
  Net increase in other assets                                                                  (180)         (40)         (594)
  Investments in and loans to non-affiliated companies                                        (4,636)        (294)           --
                                                                                         -----------  -----------   -----------
               Net cash used in investing activities                                          (9,663)    (200,422)       (7,571)
                                                                                         -----------  -----------   -----------

Cash flows from financing activities:
  Payments on long-term debt and short-term borrowings                                        (9,941)      (6,412)      (40,224)
  Net proceeds from issuance of long-term debt and short-term borrowings                       8,991      165,806            --
  Proceeds from exercise of options and warrants                                               1,926        5,384         2,140
  Employee stock purchases                                                                       101          340           712
  Purchase of common stock for the treasury                                                  (10,510)      (1,188)           --
  Preferred stock dividends                                                                     (695)          --            --
                                                                                         -----------  -----------   -----------
     Net cash provided by (used in) financing activities                                     (10,128)     163,930       (37,372)
                                                                                         -----------  -----------   -----------

Net increase in cash and cash equivalents                                                         16        6,285        11,448

Cash and cash equivalents, beginning of year                                                     983          999         7,284
                                                                                         -----------  -----------   -----------

Cash and cash equivalents, end of year                                                   $       999  $     7,284   $    18,732
                                                                                         ===========  ===========   ===========


                                                        See accompanying notes.

                                                        HEADWATERS INCORPORATED

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS, continued


                                                                                                  Year ended September 30,
                                                                                         --------------------------------------
(thousands of dollars)                                                                          2001         2002          2003
-------------------------------------------------------------------------------------------------------------------------------
Supplemental schedule of non-cash investing and financing activities:
  Common stock issued in connection with acquisition of Industrial
    Services Group, Inc.                                                                 $        --  $    32,718   $        --
  Common stock issued in connection with acquisition of Hydrocarbon
    Technologies, Inc.                                                                         5,435        2,823            --
  Common stock options issued in connection with acquisition of Hydrocarbon
    Technologies, Inc.                                                                         1,325           --            --
  Cancellation of treasury stock                                                              (9,112)      (1,087)           --
  Exchange of equity investments in and loans to non-affiliated companies for
    long-term note receivable from non-affiliate                                               4,000           --            --
  Common stock issued on conversion of convertible preferred stock and in
    payment of dividends                                                                       3,100           --            --
  Cancellation of related party note receivable and transfer of the collateral
    shares to treasury stock                                                                   1,007           --            --



Supplemental disclosure of cash flow information:
  Cash paid for interest                                                                 $       269  $        39   $    10,054
  Cash paid for income taxes                                                                     283          322        19,356


                                                        See accompanying notes.

                                                                  F-8

                             HEADWATERS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   ___________


1.   Organization and Description of Business

     Headwaters Incorporated is incorporated in Delaware. Headwaters owns 100% of Industrial Services Group, Inc. ("ISG"), a Utah-based company formed in 1997 and acquired by Headwaters in September 2002 (see Note 3). Headwaters also owns 100% of Headwaters Technology Innovation Group, Inc. ("HTI") (formerly Hydrocarbon Technologies, Inc.), a New Jersey company formed in 1995 and acquired by Headwaters in August 2001. Headwaters' fiscal year ends on September 30 and unless otherwise noted, future references to years refer to Headwaters' fiscal year rather than a calendar year. Headwaters' focus is on enhancing the value of coal, gas, oil and other natural resources. Headwaters currently generates revenue from licensing its chemical technologies to produce synthetic fuel and from managing coal combustion products ("CCPs"). Headwaters intends to continue to expand its business through growth of existing operations, commercialization of technologies currently being developed, and strategic acquisitions of entities that operate in adjacent industries.

     Through its proprietary Covol Fuels process, Headwaters adds value to the production of coal-based solid synthetic fuels primarily for use in electric power generation plants. Headwaters currently licenses its technologies to the owners of 28 of a company-estimated 75 coal-based solid synthetic fuel facilities in the United States. ISG, through its wholly-owned subsidiary ISG Resources, Inc., is the nation's largest provider of CCP management and marketing services to the electric power industry, serving more than 100 coal-fired electric power generation plants nationwide. Through its distribution network of over 130 locations, ISG is the leading provider of high quality fly ash to the building products and ready mix concrete industries in the United States. ISG's construction materials segment develops, manufactures and distributes value-added bagged concrete, stucco, mortar and block products that utilize fly ash. ISG also develops and deploys technologies for maintaining and improving fly ash quality. Headwaters, through its wholly-owned subsidiary HTI, conducts research and development activities directed at catalyst technologies to convert coal and heavy oil into environmentally-friendly, high-value liquid fuels. In addition, HTI has developed a unique process to custom design nanocatalysts that could be used in multiple industrial applications.

2.   Summary of Significant Accounting Policies

     Principles of Consolidation - The consolidated financial statements include the accounts of Headwaters and all of its subsidiaries, only two of which have significant operations, ISG and HTI. All significant intercompany transactions and accounts are eliminated in consolidation. ISG was acquired on September 19, 2002 and accordingly, ISG's results of operations for the period from September 19, 2002 through September 30, 2003 have been consolidated with Headwaters' 2002 and 2003 results. HTI was acquired in August 2001. Due to the time required to obtain accurate financial information related to HTI's foreign contracts, for financial reporting purposes HTI's financial statements are consolidated with Headwaters' financial statements using a one-month lag. Accordingly, no results of operations of HTI were included in the consolidated statement of income for 2001. HTI's August 31, 2002 and 2003 balance sheets were consolidated with Headwaters' September 30, 2002 and 2003 balance sheets and HTI's results of operations for the twelve months ended August 31, 2002 and 2003 were consolidated with Headwaters' 2002 and 2003 results.

     Segment Reporting, Major Customers and Other Concentrations of Risk - Until Headwaters acquired ISG in September 2002, Headwaters operated in and reported as a single industry segment, alternative energy. With the acquisition of ISG in September 2002, Headwaters now operates in three business segments, alternative energy, CCPs, and construction materials (formerly "manufactured products"). Additional information about these segments is presented in Note 4. The following table presents revenues for all customers that accounted for over 10% of total revenue during 2001, 2002 or 2003. All of these revenues are attributable to the alternative energy segment, and most of the customers are energy companies.

     (thousands of dollars)                              2001           2002           2003
     ---------------------------------------- ---------------- -------------- --------------
     DTE Energy Services, Inc. affiliates             $ 5,111        $19,660        $42,013

     TECO Coal Corporation affiliates                  16,044         20,292  Less than 10%

     Marriott International, Inc. affiliates    Less than 10%         19,105  Less than 10%

     AIG Financial Products Corp. affiliates    Less than 10%         16,900  Less than 10%

     PacifiCorp affiliates                              4,978  Less than 10%  Less than 10%

     Pace Carbon Fuels, L.L.C. affiliates               4,675  Less than 10%  Less than 10%

                             HEADWATERS INCORPORATED

                               September 30, 2003
                                   ___________



     At September 30, 2003, Headwaters had trade receivable balances totaling approximately $1,895,000 from DTE Energy Services, Inc. affiliates. Substantially all of Headwaters' revenues were generated from sales in the United States. Headwaters purchases all of the chemical reagent that is sold to licensees and other customers from a single large international chemical company. Management believes that if necessary, the chemical reagent could be obtained from other suppliers. Headwaters has no other significant unusual credit risks or concentrations.

     Revenue Recognition - Alternative Energy Segment. Headwaters currently licenses its technologies to the owners of 28 coal-based solid synthetic fuel facilities from which Headwaters earns license fees and/or profits from the sales of chemical reagents. Non-refundable advance license fees and royalty payments have been received from certain licensees under various terms and conditions. These non-refundable license fees and royalties have been deferred and are being recognized on a straight-line basis over the period covered by the related license and royalty agreements, generally through calendar 2007. Recurring license fees or royalty payments are recognized in the period when earned, which generally coincides with the sale of synthetic fuel by Headwaters' licensees. In certain instances, Headwaters is required to pay to third parties a portion of license fees received or cash proceeds from the sale of chemical reagents. In such cases, Headwaters records the net proceeds as revenue. Revenues from the sales of chemical reagents are recognized upon delivery of product to the licensee or non-licensee customer.

     HTI's revenue consists of contract services for businesses and U.S. government agencies and is included in the caption "Other revenues" in the consolidated statements of income. HTI's costs related to this revenue are included in "Cost of other revenues." In accounting for long-term contracts, HTI primarily uses the percentage of completion method of accounting, on the basis of the relationship between effort expended and total estimated effort for the contract. If estimates of costs to complete a contract indicate a loss, a provision is made for the total anticipated loss.

     CCP and Construction Materials Segments. Revenue from the sale of CCPs and construction materials is recognized upon passage of title to the customer, which generally coincides with physical delivery and acceptance. CCP revenues also include transportation charges associated with delivering material to customers when the transportation is contractually provided for between the customer and ISG. Service revenues include revenues earned under long-term contracts to dispose of residual materials created by coal-fired electric power generation and revenues earned in connection with certain construction-related projects that are incidental to ISG's primary business. Service revenues under long-term contracts are recognized concurrently with the removal of the material and are typically based on the number of tons of material removed at an established price per ton. Contracts generally range from five to fifteen years, with most contracts being renewed upon expiration. Construction-related projects are generally billed on a time and materials basis; therefore, the revenues and related costs are recognized when the time is incurred and the materials are consumed.

     The cost of CCPs sold primarily represents amounts paid to utility companies to purchase product together with storage and transportation costs to deliver the product to customers. In accordance with certain utility company contracts, the cost of CCPs purchased from those utilities is based on a percentage of the "net revenues" from the sale of the CCPs purchased. Cost of services sold includes landfill fees and transportation charges to deliver the product to the landfill.

     Cash and Cash Equivalents - Headwaters considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Certain cash and cash equivalents are deposited with financial institutions, and at times such amounts may exceed insured depository limits.

     Short-term Investments - Short-term investments consist primarily of mortgage- and other asset-backed securities, corporate bonds, U.S. government securities and equity securities. By policy, Headwaters invests primarily in U.S. government securities or securities backed by the U.S. government. All investments are defined as trading securities and are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Unrealized gains and losses are included in earnings. Approximately $285,000 of investment gains in 2002 and $7,000 of investment losses in 2003 related to securities held at September 30, 2002 and 2003, respectively.

     Receivables - Allowances are provided for uncollectible accounts when deemed necessary. Such allowances are based on an account-by-account analysis of collectibility or impairment. Collateral is not required for

                             HEADWATERS INCORPORATED

                               September 30, 2003
                                   ___________


     trade receivables, but Headwaters performs periodic credit evaluations of its customers. Collateral is generally required for notes receivable and has historically consisted of most or all assets of the debtor.

     Inventories - Inventories are stated at the lower of cost or market (net realizable value). For the CCPs segment, cost is determined using the first-in, first-out method. For the construction materials and alternative energy segments, cost is determined using the weighted-average cost method.

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

     Intangible Assets and Goodwill - Intangible assets consist primarily of identifiable intangible assets obtained in connection with the acquisitions of ISG (long-term contracts and patents) and HTI (existing patented technology). These intangible assets are being amortized on the straight-line method over their remaining estimated useful lives. Goodwill consists of the excess of the purchase price for ISG and HTI over the fair value of identified assets acquired, net of liabilities assumed. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Intangible Assets," goodwill is not amortized, but is tested at least annually for impairment. Goodwill is normally tested as of June 30, using a two-step process that begins with an estimation of the fair value of the reporting unit giving rise to the goodwill (see Note 8).

     Valuation of Long-Lived Assets - Headwaters periodically evaluates the carrying value of long-lived assets, including intangible assets and goodwill, as well as the related amortization periods, to determine whether adjustments to these amounts or to the useful lives are required based on current events and circumstances. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flow from that asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. There were no impairment losses recorded for long-lived assets in any of the years presented.

     Debt Issue Costs - Debt issue costs represent direct costs incurred related to the issuance of the long-term debt used to acquire ISG. These costs are amortized to interest expense over the lives of the respective debt issues using the effective interest method.

     Equity Investments - In 2001, Headwaters recognized approximately $2,607,000 of losses related to its equity in investments accounted for using the equity method. These losses are included in other expense in the consolidated statement of income. Headwaters has had no equity investments since 2001.

     Research and Development Costs - Research and development costs are expensed as incurred.

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

     Common Stock Options - Headwaters has elected to continue to apply the intrinsic value method as prescribed by APB 25 in accounting for options granted to employees, officers and directors and does not currently plan to change to the fair value method. The alternative fair value method of accounting prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options, as discussed below. Under APB 25, no compensation expense is recognized for

                             HEADWATERS INCORPORATED

                               September 30, 2003
                                   ___________


     stock option grants to employees, officers and directors when the exercise price of stock options equals or exceeds the market price of Headwaters' common stock on the date of grant.

     In years prior to 1998, certain options were granted with terms considered compensatory. In such instances, the related compensation cost is amortized to expense over the applicable vesting period on a straight-line basis. Amortized compensation expense related to compensatory options granted in prior years was approximately $93,000 in 2001 and 2002 and $91,000 in 2003. If the fair value provision of SFAS No. 123 would have been applied to all options granted, compensation expense would have been approximately $2,553,000, $2,479,000 and $4,097,000 for 2001, 2002 and 2003,
     respectively, and net income and earnings per share would have been changed to the pro forma amounts shown in the table below:

     (thousands of dollars, except per-share data)                           2001          2002         2003
     ---------------------------------------------------------------- ------------ ------------- ------------
     Net income attributable to common stockholders - as reported         $21,404       $24,286      $36,631

     Pro forma additional compensation expense                             (2,460)      (2,386)       (4,006)
                                                                      ------------ ------------- ------------
     Net income attributable to common stockholders - pro forma           $18,944       $21,900      $32,625
                                                                      ============ ============= ============

     Basic earnings per share - as reported                                 $0.94         $1.00        $1.35

                              - pro forma                                   $0.83         $0.90        $1.20

     Diluted earnings per share - as reported                               $0.87         $0.94        $1.30

                               - pro forma                                  $0.77         $0.85        $1.16

     The fair values of stock option grants for 2001, 2002 and 2003 were determined using the Black-Scholes option pricing model and the following assumptions: expected stock price volatility of 40% to 90%, risk-free interest rates ranging from 1.3% to 5.0%, weighted average expected option lives of 4 to 5 years, and no dividend yield. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because Headwaters' stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect their fair value, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of stock options.

     Earnings per Share Calculation - Earnings per share has been computed based on the weighted-average number of common shares outstanding. Diluted earnings per share computations reflect the increase in weighted-average common shares outstanding that would result from the assumed exercise of outstanding stock options and warrants, calculated using the treasury stock method, and the assumed conversion of convertible securities, using the if-converted method, where such options, warrants, and convertible securities are dilutive.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

     Recent Accounting Pronouncements - Headwaters has reviewed all recently issued accounting standards, which have not yet been adopted in order to determine their potential effect, if any, on the results of operations or financial position of Headwaters. Based on that review, Headwaters does not currently believe that any of these recent accounting pronouncements will have a significant effect on its current or future financial position, results of operations, cash flows or disclosures.

     Reclassifications - Certain prior year amounts have been reclassified to conform with the current year's presentation. The reclassifications had no effect on net income or total assets.

                             HEADWATERS INCORPORATED

                               September 30, 2003
                                   ___________


3.   Acquisitions of ISG and HTI

     ISG Acquisition - On September 19, 2002, Headwaters acquired 100% of the common stock of ISG, assumed or paid off all of ISG's outstanding debt and redeemed all of ISG's outstanding preferred stock. ISG is the leading provider of high quality fly ash to the building products and ready mix concrete industries in the United States. ISG also develops, manufactures and distributes value-added bagged concrete, stucco, mortar and block products that utilize fly ash through its construction materials segment. Headwaters' historical focus has been on using technology to add value to fossil fuels, particularly coal. The acquisition of ISG provided Headwaters with a significant position in the last phase of the coal value chain due to ISG's competencies in managing CCPs. The acquisition of ISG also brought to Headwaters substantial management depth, comprehensive corporate infrastructure and critical mass in revenues and operating income.

     In order to obtain the cash necessary to acquire ISG and retire the ISG debt, Headwaters issued $175,000,000 of new debt consisting of $155,000,000 of senior secured debt with a five-year term and a variable interest rate and $20,000,000 of subordinated debt with an approximate five-year term and a fixed interest rate (see Note 9). ISG management participated in one-half, or $10,000,000, of the subordinated debt. Total cash proceeds from the issuance of new debt, net of debt discounts, was $169,950,000. Headwaters also incurred approximately $6,200,000 of debt issuance costs to place the new debt, which had an initial combined effective weighted-average interest rate of approximately 9.0%.

     The following table sets forth the total consideration paid for ISG:

     (thousands of dollars and shares, except per-share amount)
     ---------------------------------------------------------------------------

     Fair value of Headwaters stock (2,100 shares at $15.58 per share)  $ 32,718
     Cash paid to ISG stockholders                                        32,700
     Cash paid to retire ISG debt and related accrued interest           184,638
     Costs directly related to acquisition                                 7,800
                                                                        --------
                                                                        $257,856
                                                                        ========

     The value of Headwaters' 2,100,000 shares of common stock issued was determined using the average market price of Headwaters' stock over a five-day period, consisting of the day the terms of acquisition were agreed to and announced and two days prior to and two days subsequent to that day.

     The ISG acquisition was accounted for using the purchase method of accounting as required by SFAS No.141, "Business Combinations." Assets acquired and liabilities assumed were recorded at their estimated fair values as of September 19, 2002. An adjusted allocation of the purchase price, which was not materially different from the preliminary allocation, was completed in 2003. The adjustments made relate primarily to the completion of property, plant and equipment valuations, income tax returns for ISG for the period ended September 18, 2002 and certain valuations of other liabilities acquired. Approximately $109,164,000 of the purchase price was allocated to identifiable intangible assets consisting primarily of contracts with coal-fired electric power generation plants and patents. This amount is being amortized over the estimated combined useful life of 20 years. The remaining purchase price not attributable to the tangible and identifiable intangible assets was allocated to goodwill, none of which is tax deductible. All of the intangible assets and all of the goodwill were allocated to the CCP segment.

                             HEADWATERS INCORPORATED

                               September 30, 2003
                                   ___________


     The following table sets forth the allocation of the total consideration to the tangible and intangible assets acquired and liabilities assumed:

      (thousands of dollars)
     -------------------------------------------------------------------------
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
                                                                  =============

     HTI Acquisition - In August 2001, Headwaters acquired 100% of the common stock of HTI, a New Jersey-based company. HTI's activities are directed at catalyst technologies to convert coal and heavy oil into environmentally-friendly, higher-value liquid fuels, as well as nanocatalyst processes and applications. The following table sets forth the total consideration paid for HTI:

     (thousands of dollars and shares, except per-share amounts)
     -----------------------------------------------------------------------------------------------------
     Fair value of Headwaters stock issued in 2001 (593 shares at $9.25 per share)                $ 5,485
     Fair value of Headwaters stock issued in 2002  (178 shares at $15.87 per share)                2,823
     Fair value of options to purchase 144 shares of Headwaters' common stock issued in
       exchange for 152 outstanding vested HTI options                                              1,325
     Cash paid to HTI stockholders                                                                  1,814
     Cash paid to retire HTI note payable to a bank, plus pre-acquisition loans by
       Headwaters to HTI                                                                            2,560
     Costs directly related to acquisition                                                          1,009
                                                                                              ------------
                                                                                                  $15,016
                                                                                              ============

     The value of the 593,000 shares of Headwaters common stock issued at closing was determined using the average market price of Headwaters' stock over a three-day period, consisting of the day the terms of acquisition were agreed to and one day prior to and one day subsequent to that day ($9.25). The value of the 178,000 shares of common stock issued in 2002 was determined using the average market price of Headwaters' stock over a three-day period, consisting of the day a final settlement was reached regarding all outstanding contingent payments and one day prior to and one day subsequent to that day ($15.87). For purposes of computing the estimated fair value of the Headwaters stock options issued in exchange for outstanding HTI options, the Black-Scholes model was used with the following assumptions: expected stock price volatility of 90%, risk free interest rates of 3.5% to 4.0%, weighted-average expected option lives of one to three years, no dividend yield, and a fair value of Headwaters' stock of $9.25 per share.

     The following table sets forth the allocation of the total consideration to the tangible and intangible assets acquired and liabilities assumed:

      (thousands of dollars)
     ---------------------------------------------------------------------------

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
                                                                    ============

                             HEADWATERS INCORPORATED

                               September 30, 2003
                                   ___________


     The HTI acquisition was accounted for using the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. Approximately $9,700,000 of the purchase price was allocated to identifiable intangible assets consisting of existing patented technology with an estimated useful life of 15 years. Approximately $2,400,000 of the purchase price was allocated to purchased in-process research and development, consisting primarily of efforts focused on developing catalysts and catalytic processes to lower the cost of producing synthetic fuels and chemicals while improving energy efficiency and reducing environmental risks. This amount represented projects that had not reached technological feasibility and had no alternative use as of the acquisition date, and was expensed in 2001.

4.   Segment Reporting

     Until Headwaters acquired ISG in September 2002, Headwaters operated in and reported as a single industry segment, alternative energy. With the acquisition of ISG, Headwaters now operates in three business segments, alternative energy, CCPs, and construction materials. These segments are managed and evaluated separately by management based on fundamental differences in their operations, products and services.

     The alternative energy segment includes Headwaters' traditional coal-based solid synthetic fuels business and HTI's business of developing catalyst technologies to convert coal and heavy oil into environmentally-friendly, higher-value liquid fuels, as well as nanocatalyst processes and applications. Revenues for this segment primarily include sales of chemical reagents and license fees.

     The CCP segment includes ISG's business of providing fly ash to the building products and ready mix concrete industries. This segment markets coal combustion products such as fly ash and bottom ash, known as CCPs. ISG has long-term contracts, primarily with coal-fired electric power generation plants, pursuant to which it manages the post-combustion operations for the utilities. ISG markets CCPs to replace manufactured or mined materials, such as portland cement, lime, agricultural gypsum, fired lightweight aggregate, granite aggregate and limestone. CCP revenues consist primarily of the sale of products, with a small amount of service revenue.

     The construction materials segment manufactures and distributes value-added bagged concrete, stucco, mortar and block products. ISG has introduced high volumes of CCPs as substitute ingredients in the products the construction materials segment produces.

     The following segment information for 2002 and 2003 has been prepared in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The accounting policies of the segments are the same as those described in Note 2. Performance of the segments is evaluated primarily on operating income. Intersegment sales are immaterial. Segment costs and expenses considered in deriving segment operating income include cost of revenues, depreciation and amortization, research and development, and segment-specific selling, general and administrative expenses. Amounts included in the "Corporate" column represent expenses not specifically attributable to any segment and include administrative departmental costs and general corporate overheads. Segment assets reflect those specifically attributable to individual segments and primarily include accounts receivable, inventories, property, plant and equipment, intangible assets and goodwill. Other assets are included in the "Corporate" column.

                             HEADWATERS INCORPORATED

                               September 30, 2003
                                   ___________

                                                                                 2002
                                                 --------------------------------------------------------------------
                                                 Alternative                 Construction
     (thousands of dollars)                         Energy        CCPs        Materials      Corporate     Totals
     ------------------------------------------- ------------- ------------ --------------- ------------ ------------
     Segment revenue                                $ 110,753    $   6,818       $   1,774    $      --    $ 119,345
                                                 ============= ============ =============== ============ ============

     Depreciation and amortization                  $  (1,265)   $    (380)      $    (32)    $     (83)   $  (1,760)
                                                 ============= ============ =============== ============ ============

     Operating income (loss)                        $  48,348    $   1,514       $     118    $  (8,946)   $  41,034
                                                 ============= ============ =============== ============
          Net interest income                                                                                    447
          Other income (expense), net                                                                         (1,245)
          Income tax provision                                                                               (15,950)
                                                                                                         ------------
     Net income                                                                                            $  24,286
                                                                                                         ============

     Capital expenditures                           $     546    $     236       $      --    $      14    $     796
                                                 ============= ============ =============== ============ ============

     Segment assets                                 $  36,060    $ 286,002       $  21,869    $  28,926    $ 372,857
                                                 ============= ============ =============== ============ ============

                                                                                2003
                                                 --------------------------------------------------------------------
                                                 Alternative                 Construction
     (thousands of dollars)                         Energy        CCPs        Materials      Corporate     Totals
     ------------------------------------------- ------------- ------------ --------------- ------------ ------------
     Segment revenue                                $ 168,342    $ 169,938       $  49,350    $      --    $ 387,630
                                                 ============= ============ =============== ============ ============

     Depreciation and amortization                  $  (1,254)   $ (10,822)      $   (624)    $    (282)   $ (12,982)
                                                 ============= ============ =============== ============ ============

     Operating income (loss)                        $  68,108    $  16,897       $  11,036    $ (18,922)   $  77,119
                                                 ============= ============ =============== ============
          Net interest expense                                                                               (15,377)
          Other income (expense), net                                                                         (1,661)
          Income tax provision                                                                               (23,450)
                                                                                                         ------------
     Net income                                                                                            $  36,631
                                                                                                         ============


     Capital expenditures                           $     166    $   8,297       $     732    $     521    $   9,716
                                                 ============= ============ =============== ============ ============

     Segment assets                                 $  34,959    $ 283,916       $  22,341    $  32,059    $ 373,275
                                                 ============= ============ =============== ============ ============
5.   Receivables

     Activity in the trade receivables allowance account was as follows:

                                                  Balance at   Charges to     Addition                  Balance at
                                                  beginning     bad debt      from ISG      Accounts      end of
     (thousands of dollars)                       of period      expense    acquisition   written off     period
     ------------------------------------------- ------------- ------------ ------------- ------------- ------------
     Fiscal year ended September 30, 2001              $   --       $   --        $   --       $   --        $   --
     Fiscal year ended September 30, 2002                  --           --           412           --           412
     Fiscal year ended September 30, 2003                 412          516            --         (351)          577

                             HEADWATERS INCORPORATED

                               September 30, 2003
                                   ___________


     Notes receivable consisted of the following at September 30:

     (thousands of dollars)                                                                  2002         2003
     --------------------------------------------------------------------------------- ----------- ------------
     Unsecured note receivable plus accrued interest arising from the sale of assets to a limited liability corporation with an effective 6.35%
     interest rate (which exceeds the stated rate). Principal, along with accrued interest, is due in four $500 installments from December 2003 through December 2006. In 2002, Headwaters recorded a gain of approximately
     $1,342 on the sale of assets.                                                         $1,893       $2,016

     Note receivable from a limited liability company, bearing interest at
     LIBOR plus 0.9% (2.2% at September 30, 2003) payable quarterly, with principal due no later than September 2004. This note is collateralized by certain bridge loans and equity investments sold by Headwaters to this entity in September 2001. Following payment of the note principal,
     Headwaters has the right to receive the first $1,000 plus 20% of any additional cash received by the limited liability corporation related to the assets sold by Headwaters. This note is being accounted for on the cost recovery basis. Impairment losses of approximately $986 and $2,142 were recorded in 2002 and 2003, respectively, due to declines in the value of the
     underlying collateral during those periods.                                            2,700          504
                                                                                       ----------- ------------
                                                                                           $4,593       $2,520
     Less amount classified as current                                                         --         (500)
                                                                                       ----------- ------------
          Total long-term notes and accrued interest receivable                            $4,593       $2,020
                                                                                       =========== ============

     Notes receivable generally relate to nonoperating activities and accordingly, losses are included in other expense in the consolidated statements of income. Net losses recognized on notes receivable were approximately $3,658,000 in 2001, $743,000 in 2002 and $2,142,000 in 2003.

     Notes and Interest Receivable - Related Parties, Collateralized by Common Stock - In January 2001, Headwaters accepted from a stockholder as full satisfaction of a 6%, collateral-based $5,000,000 note receivable, i) 150,000 shares of Headwaters stock and options to acquire 25,000 shares of Headwaters common stock for $1.50 per share that collateralized the note, both of which were cancelled, and ii) a new 6% collateralized promissory note receivable in the principal amount of $1,750,000. Prior to this transaction, the original note receivable was being carried at the value of the underlying collateral. In 2001, Headwaters recognized a gain of approximately $541,000, representing the increase in value of that collateral from September 30, 2000 to the date the collateral was surrendered by the stockholder in payment of the note. Headwaters recorded the new note receivable at $0 due to substantial uncertainty of both the collectibility of the new note and the value of the new collateral. In October 2001, a $750,000 payment was received on the new promissory note, which amount, along with certain other assets, was accepted as full satisfaction of the new promissory note. The $750,000 gain on this transaction was recognized in 2002 and recorded as other income. Due to substantial uncertainty regarding both value and realization, Headwaters recorded the other assets obtained in that transaction at $0.

6.   Inventories

     Inventories consisted of the following at September 30:

         (thousands of dollars)                                2002       2003
         ----------------------------------------------- ----------- ----------

         Raw materials                                       $1,198     $1,059
         Finished goods                                       7,244      6,768
                                                         ----------- ----------
                                                             $8,442     $7,827
                                                         =========== ==========

                             HEADWATERS INCORPORATED

                               September 30, 2003
                                   ___________


7.   Property, Plant and Equipment

     Property, plant and equipment consisted of the following at September 30:

                                                Estimated useful
     (thousands of dollars)                          lives               2002         2003
     ---------------------------------------- ------------------- ----------- ------------
     Land and improvements                          30 years         $ 9,227      $10,428
     Buildings and improvements                   5 - 40 years        10,488       10,128
     Equipment and vehicles                       3 - 30 years        28,171       31,090
     Construction in progress                                          3,523        7,793
                                                                  ----------- ------------
                                                                      51,409       59,439
      Less accumulated depreciation                                     (860)      (6,696)
                                                                  ----------- ------------
           Net property, plant and equipment                         $50,549      $52,743
                                                                  =========== ============

     Depreciation expense was approximately $93,000 in 2001, $669,000 in 2002 and $6,387,000 in 2003.

8.   Intangible Assets and Goodwill

     Intangible Assets - With the exception of certain disclosures that were not permitted to be early implemented, Headwaters implemented SFAS No. 142 effective with the acquisitions of HTI in August 2001 and ISG in September 2002. Effective October 1, 2002, Headwaters fully implemented SFAS No. 142, which mandates the following disclosures.

     Headwaters has no intangible assets that are not being amortized. The following table summarizes the gross carrying amounts and the related accumulated amortization of all amortizable intangible assets as of September 30:

                                                                2002                             2003
                                                  -------------------------------- --------------------------------
                                                      Gross                            Gross
                                     Estimated       Carrying       Accumulated       Carrying       Accumulated
     (thousands of dollars)        useful lives       Amount       Amortization        Amount       Amortization
     ----------------------------- -------------- --------------- ---------------- --------------- ----------------
     ISG contracts                   20 years           $106,400           $  179        $106,400           $5,499
     HTI patented technologies       15 years              9,700              647           9,700            1,293
     ISG patents                   7 1/2 years             2,764                4           2,764              373
     Other                         9 - 10 years            1,522              638           1,522              807
                                                  --------------- ---------------- --------------- ----------------
                                                        $120,386           $1,468        $120,386           $7,972
                                                  =============== ================ =============== ================

     Total amortization expense related to intangible assets was approximately $168,000 in 2001, $998,000 in 2002 and $6,504,000 in 2003. Total estimated annual amortization expense for fiscal years 2004 through 2007 is approximately $6,500,000 per year. Total estimated annual amortization expense for fiscal year 2008 is approximately $6,380,000.

     Goodwill - In accordance with the requirements of SFAS No. 142, Headwaters does not amortize goodwill, all of which relates to the acquisitions of ISG and HTI. SFAS No. 142 requires Headwaters to periodically perform tests for goodwill impairment. Step 1 of the initial impairment test was required to be performed no later than March 31, 2003; thereafter impairment testing is required to be performed no less often than annually, or sooner if evidence of possible impairment arises. Impairment testing is performed at the reporting unit level and Headwaters has identified four reporting units:
     (i) the Covol Fuels division and (ii) HTI (which together comprise the alternative energy segment), (iii) CCPs and (iv) Construction Materials. Currently, goodwill exists only in the CCPs and HTI reporting units.

     Step 1 of impairment testing consists of determining and comparing the fair values of the reporting units to the carrying values of those reporting units. If step 1 were to be failed for either the CCPs or HTI reporting units, indicating a potential impairment, Headwaters would be required to complete step 2, which is a more detailed test to calculate the implied fair value of goodwill, and compare that value to the carrying value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is required to be recorded.

                             HEADWATERS INCORPORATED

                               September 30, 2003
                                   ___________


     Headwaters performed step 1 impairment tests of the recorded goodwill in the CCPs and HTI reporting units as of October 1, 2002, the beginning of fiscal year 2003. Headwaters performed its annual, recurring tests for potential impairment using the date of June 30, 2003. The tests indicated that the fair values of the reporting units exceeded their carrying values as of both October 1, 2002 and June 30, 2003. Accordingly, step 2 of the impairment tests was not required to be performed, and no impairment charge was necessary.

9.   Liabilities

     Other Accrued Liabilities - Other accrued liabilities consisted of the following at September 30:

     (thousands of dollars)                                     2002       2003
     ----------------------------------------------------- ---------- ----------

     Cost of CCPs and chemical reagents not yet invoiced     $ 4,860    $ 5,520
     Interest                                                    394      2,420
     Income taxes                                              1,244      1,561
     Royalties due to third parties                            1,808      1,532
     ISG transportation costs                                  2,542      1,142
     Costs related to ISG acquisition                          1,201         --
     Other                                                     4,917      4,347
                                                           ---------- ----------
                                                             $16,966    $16,522
                                                           ========== ==========

     Long-term Debt - Long-term debt consisted of the following at September 30:

      (thousands of dollars)                                                               2002        2003
     ----------------------------------------------------------------------------- ------------- -----------
     Senior secured debt with a face amount totaling $155,000 at September 30,
       2002 and $114,851 at September 30, 2003                                        $ 150,378   $ 111,766

     Senior subordinated debentures with a face amount totaling $20,000                  19,603      19,682

     Other                                                                                  149          71
                                                                                   ------------- -----------
                                                                                        170,130     131,519
          Less: current portion                                                        (15,578)     (27,475)
                                                                                   ------------- -----------
          Long-term debt                                                              $ 154,552   $ 104,044
                                                                                   ============= ===========

     Senior Secured Debt - In connection with the ISG acquisition, Headwaters entered into a $175,000,000 senior secured credit agreement with a syndication of lenders, under which a total of $155,000,000 was borrowed as a term loan on the acquisition date. The credit agreement also allows up to $20,000,000 to be borrowed under a revolving credit arrangement. The debt was issued at a 3% discount and Headwaters received net cash proceeds of $150,350,000. The original issue discount is being accreted using the effective interest method and the accretion is recorded as interest expense. The debt is secured by all assets of Headwaters, bears interest at a variable rate (approximately 5.4% at September 30, 2003), and is repayable in quarterly installments through August 30, 2007.

     In 2003, principal repayments totaling $40,149,000 were made, including $25,500,000 of optional prepayments. Subsequent to September 30, 2003 and through November 30, 2003, principal repayments totaling $9,714,000 have been made, including optional prepayments of $3,471,000. In certain situations, for example when Headwaters receives "excess cash flow," as defined, mandatory prepayments in excess of the scheduled payments are required. Mandatory prepayments are calculated as a percentage of "excess cash flow," ranging up to 100%, which percentage is based on Headwaters' "leverage ratio." When prepayments are made, required principal repayments for all future periods are reduced.

     The credit agreement contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset liens, capital expenditures in excess of $15,000,000 in any fiscal year and the payment of dividends, among others. In addition, Headwaters must maintain certain financial ratios, including leverage ratios and in respect of interest coverage, as those terms are defined in the credit agreement. As of

                             HEADWATERS INCORPORATED

                               September 30, 2003
                                   ___________


     September 30, 2003, Headwaters must maintain a total leverage ratio of 2.5:1.0 or less. The maximum ratio declines over time until June 30, 2004, at which time the ratio must remain at 2.0:1.0 or less. There is a similar leverage ratio requirement for the senior debt alone, which at September 30, 2003 must be 2.0:1.0 or less, declining over time through June 30, 2004, at which time it must be maintained at 1.5:1.0 or less. The interest coverage requirement at September 30, 2003 was 4.0:1.0 or more. Beginning December 31, 2003, the ratio must be maintained at a level of 5.0:1.0 or more. Headwaters is in compliance with all debt covenants as of September 30, 2003.

     Under the terms of the senior secured credit agreement, Headwaters may borrow up to a total of $175,000,000; provided however, except for the initial $20,000,000 of available revolving credit, the maximum borrowing limit is permanently reduced by the amount of any repayments of the initial $155,000,000 term loan borrowed in September 2002. Terms of any additional borrowings under the credit agreement are generally the same as those described in the preceding paragraphs. Finally, the credit agreement allows for the issuance of letters of credit, provided there is capacity under the revolving credit arrangement. Currently two letters of credit totaling $1,970,000 are outstanding, with expiration dates in March 2004 and November 2004. There have been no other letters of credit issued and no funds have been borrowed under the revolving credit arrangement. Headwaters pays a fee of 5/8% on the unused portion of the revolving credit arrangement.

     Senior Subordinated Debentures - In connection with the ISG acquisition, Headwaters also entered into a $20,000,000 subordinated loan agreement, under which senior subordinated debentures were issued at a 2% discount, with Headwaters receiving net cash proceeds of $19,600,000. The original issue discount is being accreted using the effective interest method and the accretion is recorded as interest expense. ISG management participated in one-half, or $10,000,000, of the $20,000,000 of debt issued. The other half was issued to a corporation. The debt is not secured, bears interest at a rate of 18% per annum payable quarterly, and is due on September 16, 2007. It is senior to all other debt except the senior secured debt described previously. The debt agreement allows for optional prepayments. Any prepayments paid to the corporation are subject to a prepayment charge, which ranges from 5% of the principal prepaid in the first year to 1% of the principal prepaid in the last year of the five-year term of the subordinated loan agreement.

     The loan agreement contains restrictions and covenants common to such agreements, and these are generally consistent with those described above for the senior secured debt. As of September 30, 2003, Headwaters must maintain a total leverage ratio of 2.75:1.0 or less. The maximum ratio declines over time until June 2004, at which time the ratio must remain at 2.25:1.0 or less. The interest coverage requirement at September 30, 2003 was 3.75:1.0 or more. Beginning in December 2003, the ratio must be maintained at a level of 4.75:1.0 or more. Headwaters is in compliance with all debt covenants as of September 30, 2003.

     Interest Rates and Debt Maturities - The weighted-average interest rate on the face amount of outstanding long-term debt, disregarding amortization of debt issue costs and debt discount, was approximately 7.3% at September 30, 2002 and 7.2% at September 30, 2003. Future maturities of long-term debt as of September 30, 2003 were as follows:

                                                   (thousands
                  Year ending September 30,       of dollars)
               ---------------------------------- -------------
                              2004                    $ 27,475
                              2005                      24,985
                              2006                      24,987
                              2007                      57,474
                              2008                           1
                                                  -------------
                   Total cash payments                 134,922
                   Unamortized debt discount            (3,403)
                                                  -------------
                   Net carrying value                 $131,519
                                                  =============

     Interest Costs - As a result of the early repayments of principal totaling $25,500,000 in 2003, additional non-cash interest expense of approximately $1,458,000 was incurred, representing accelerated amortization of debt discount and debt issue costs associated with those principal amounts.

                             HEADWATERS INCORPORATED

                               September 30, 2003
                                   ___________


     During 2001, Headwaters incurred total interest costs of approximately $224,000, including approximately $79,000 of non-cash interest expense. During 2002, Headwaters incurred total interest costs of approximately $553,000, including approximately $136,000 of non-cash interest expense. During 2003, Headwaters incurred total interest costs of approximately $15,917,000, including approximately $3,857,000 of non-cash interest expense and approximately $230,000 of interest costs that were capitalized. No interest costs were capitalized in 2001 or 2002.

10.  Fair Value of Financial Instruments

     Headwaters' financial instruments consist primarily of cash and cash equivalents, short-term investments, trade and notes receivable, accounts payable and long-term debt. All of these financial instruments except long-term debt are either carried at fair value in the balance sheet or are of a short-term nature. Accordingly, the carrying values for these financial instruments as reflected in the consolidated balance sheets closely approximated their fair values.

     Substantially all of Headwaters' long-term debt consists of debt issued in connection with the ISG acquisition in September 2002. Due to the short amount of time that elapsed between the issuance of the debt in September 2002 and September 30, 2002, the fair value of outstanding debt as of September 30, 2002 was deemed to approximate the face value of the debt as of that date, or approximately $175,000,000. If all of Headwaters' outstanding debt carried an average interest rate of 7%, management's estimate of the market interest rate as of September 30, 2003, the fair value of Headwaters' total long-term debt at September 30, 2003 would be approximately $131,500,000.

11.  Income Taxes

     In 2001, Headwaters reported a net income tax benefit of $7,049,000, consisting of the recognition of $7,470,000 of its deferred tax asset, reduced by $100,000 of federal alternative minimum tax and $321,000 of current state income tax expense. Headwaters recorded income tax provisions with an effective tax rate of approximately 40% and 39% in 2002 and 2003, respectively.

     The income tax provision (benefit) consisted of the following for the years ended September 30:

     (thousands of dollars)                                             2001          2002          2003
     --------------------------------------------------------- ------------- ------------- -------------
     Current tax provision:
          Federal                                                   $   100       $ 3,490       $20,726
          State                                                         321           920         3,602
                                                               ------------- ------------- -------------
     Total current tax provision                                        421         4,410        24,328

     Deferred tax provision (benefit):
          Federal                                                    (7,870)        9,720          (774)
          State                                                         400         1,820          (104)
                                                               ------------- ------------- -------------
     Total deferred tax provision (benefit)                          (7,470)       11,540          (878)
                                                               ------------- ------------- -------------
     Total income tax provision (benefit)                           $(7,049)      $15,950       $23,450
                                                               ============= ============= =============

     As of September 30, 2001, Headwaters had net operating loss carryforwards ("NOLs") of approximately $24,000,000 and research and development tax credit carryforwards of approximately $220,000 for federal income tax purposes. During 2002, Headwaters utilized all of those NOLs and tax credit carryforwards except for approximately $935,000 of HTI's acquisition date NOLs that were subject to an annual limitation following HTI's change in ownership. As of September 30, 2003, Headwaters has NOLs for federal income tax purposes of approximately $150,000, all of which are expected to be utilized in 2004.

                             HEADWATERS INCORPORATED

                               September 30, 2003
                                   ___________


     The provision (benefit) for income taxes differs from the statutory federal income tax rate due to the following:

     (thousands of dollars)                                            2001          2002          2003
     --------------------------------------------------------- ------------- ------------- -------------
     Tax provision at 35% statutory rate                          $   5,064      $ 14,083      $ 21,028
     State income taxes, net of federal tax effect                      470         1,780         2,352
     Change in valuation allowance                                  (14,200)           --            --
     Alternative minimum tax                                            100            --            --
     Acquired in-process research and development                       918            --            --
     Other, primarily redetermination of prior years'
       tax estimates                                                    599            87            70
                                                               ------------- ------------- -------------
        Income tax provision (benefit)                            $  (7,049)     $ 15,950      $ 23,450
                                                               ============= ============= =============

     The valuation allowance decreased by $14,200,000 during 2001, primarily due to results of operations in 2001 and expected future results of operations as of September 30, 2001. The components of Headwaters' deferred income tax assets and liabilities were as follows as of September 30:

     (thousands of dollars)                                            2002          2003
     --------------------------------------------------------- ------------- -------------
     Deferred tax assets:
          Unamortized non-refundable license fees                 $   2,491     $   1,885
          Write-down of notes receivable                                760         1,606
          Estimated liabilities                                       2,103         1,430
          Federal and state net operating loss carryforwards            411           424
          Allowance for bad debts                                       164           224
          Other                                                          --           225
                                                               ------------- -------------
               Total deferred tax assets                              5,929         5,794
                                                               ------------- -------------

     Deferred tax liabilities:
          Intangible assets                                         (45,128)      (44,439)
          Property, plant and equipment                              (7,401)       (7,679)
          Other                                                      (2,943)       (3,628)
                                                               ------------- -------------
               Total deferred tax liabilities                       (55,472)      (55,746)
                                                               ------------- -------------
     Net deferred tax liability                                   $ (49,543)    $ (49,952)
                                                               ============= =============

12.  Stockholders' Equity

     Preferred Stock - In 2001, all of the outstanding shares of convertible preferred stock, consisting of 3,000 shares of Series A and 14,310 shares of Series B, were converted into a total of approximately 443,000 shares of common stock, representing a conversion price of $7.00 per common share.
     Headwaters paid the accrued but undeclared dividends of approximately
     $695,000 in cash rather than allowing conversion into common stock at a price below market. Headwaters has 10,000,000 shares of authorized preferred stock, none of which was issued or outstanding as of September
     30, 2002 or 2003.

     Stock Options - As of September 30, 2003, Headwaters had three stock option plans (the "Option Plans") under which 4,250,000 shares of common stock were reserved for ultimate issuance. As of September 30, 2003, options for approximately 424,000 shares of common stock could be granted under the Plans. A committee of Headwaters' Board of Directors (the "Committee"), or in its absence the Board, administers and interprets the Option Plans. This
     Committee is authorized to grant options and other awards both under the Option Plans and outside the Option Plans to eligible employees, officers, directors, and consultants of Headwaters. Two of the Option Plans provide for the granting of both incentive stock options and non-statutory stock options; the other Option Plan provides only for the granting of non-statutory stock options. Terms of options granted under the Option
     Plans, including vesting requirements, are determined by the Committee.
     Options granted under the Option Plans vest over periods ranging up to ten years, expire ten years from the date of grant and are not transferable other than by will or by the laws of descent and distribution. Incentive stock option grants must meet the requirements of the Internal Revenue
     Code.


                             HEADWATERS INCORPORATED

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               September 30, 2003
                                   ___________


     The following table is a summary of activity for all of Headwaters' stock options, including options not granted under the Option Plans, for the years ended September 30:

                                                       2001                   2002                    2003
                                              ----------------------- ---------------------- -----------------------
                                                          Weighted-              Weighted-               Weighted-
                                                           average                average                 average
                                                          exercise               exercise                exercise
     (thousands of shares)                     Shares       price      Shares      price       Shares      price
     ---------------------------------------- ---------- ------------ --------- ------------ ---------- ------------

     Outstanding at beginning of year             3,822        $5.16     3,283       $ 5.80      2,990       $ 7.56
        Granted                                     251         9.15       611        13.38      1,188        16.45
        Granted in exchange for HTI options         144         0.07        --           --         --           --
        Exercised                                  (822)        2.42      (852)        5.02       (514)        4.05
        Canceled                                   (112)        8.42       (52)        6.60        (49)       14.48
                                              ---------- ------------ --------- ------------ ---------- ------------
     Outstanding at end of year                   3,283        $5.80     2,990       $ 7.56      3,615       $10.88
                                              ========== ============ ========= ============ ========== ============

     Exercisable at end of year                   2,171        $5.70     1,898       $ 6.08      1,992       $ 7.51
                                              ========== ============ ========= ============ ========== ============

     Weighted-average fair value of options
       granted during the year below market                    $9.18                   none                    none

     Weighted-average fair value of options
       granted during the year at market                       $5.20                 $ 7.35                  $ 7.16

     Weighted-average fair value of options
       granted during the year above market                     none                   none                    none


     The following table summarizes information about all stock options outstanding at September 30, 2003:
              (thousands of
                 shares)                        Outstanding options                   Exercisable options
           --------------------- ------------------------------------------------- ----------------------------
                                      Number      Weighted-average    Weighted-        Number      Weighted-
                                  outstanding at      remaining        average     exercisable at    average
            Range of exercise     September 30,    contractual life    exercise    September 30,    exercise
                  prices               2003            in years         price           2003          price
           --------------------- ----------------- ----------------- ------------- --------------- ------------
                 $0.01 to $4.13               820               3.2        $ 2.88             783       $ 2.94
                $5.00 to $11.50               602               5.2          7.10             520         6.81
               $12.63 to $12.97               642               5.8         12.86             496        12.90
               $13.56 to $15.48               689               8.9         14.25             193        14.01
               $16.89 to $16.97               862               9.3         16.93               0         0.00
                                 -----------------                                 ---------------
                                            3,615                                           1,992
                                 =================                                 ===============

     Common Stock Warrants - As of September 30, 2003, there were warrants outstanding for the purchase of approximately 56,000 shares of common stock at a price of $1.56 per share. The warrants expire in March 2005.

                             HEADWATERS INCORPORATED

                               September 30, 2003
                                   ___________


     Stockholder Approval of Options and Warrants - The following table presents information related to stockholder approval of options and warrants, as of September 30, 2003.

     (thousands of shares)
     ---------------------------------- ----------------------- -------------------------- ------------------------------
                                         Shares to be issued        Weighted-average        Shares remaining available
                                           upon exercise of         exercise price of        for future issuance under
               Plan Category             options and warrants    outstanding options and   existing equity compensation
                                                                        warrants                       plans
     ---------------------------------- ----------------------- -------------------------- ------------------------------
     Option plans approved by
        stockholders                                     2,386                     $10.23                            386
     Option plans and warrants
        not approved by stockholders                     1,285                      11.67                             38
                                        ----------------------- -------------------------- ------------------------------
     Total                                               3,671                     $10.73                            424
                                        ======================= ========================== ==============================

     As discussed above, Headwaters has three primary stock option plans under which options have been granted. Headwaters has also issued options and warrants not covered by any plan. Stockholders have approved two of the three primary stock option plans; stockholders have not approved the other stock option plan. The amounts included in the caption "not approved by stockholders" in the above table represent amounts applicable under i) the stock option plan not approved by stockholders, ii) all stock options granted outside of any stock option plan, and iii) all outstanding warrants.

13.  Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share for the years ended September 30:

     (thousands of dollars and shares, except per-share data)                  2001        2002        2003
     ------------------------------------------------------------------ ------------ ----------- -----------
     Numerator:
          Net income                                                       $ 21,517    $ 24,286    $ 36,631
          Undeclared preferred stock dividends                                 (113)         --          --
                                                                        ------------ ----------- -----------
     Numerator for basic earnings per share - net income attributable
         to common stockholders                                              21,404      24,286      36,631
     Effect of dilutive securities - preferred stock dividends                  113          --          --
                                                                        ------------ ----------- -----------
     Numerator for diluted earnings per share - net income
       attributable to common stockholders after assumed conversions       $ 21,517    $ 24,286    $ 36,631
                                                                        ============ =========== ===========

     Denominator:
     Denominator for basic earnings per share - weighted-average
       shares outstanding                                                    22,787      24,234      27,083
     Effect of dilutive securities:
          Shares issuable upon exercise of options and warrants               1,582       1,491       1,112
          Shares issuable upon conversion of preferred stock                    268          --          --
                                                                        ------------ ----------- -----------
     Total dilutive potential shares                                          1,850       1,491       1,112
                                                                        ------------ ----------- -----------
     Denominator for diluted earnings per share - weighted-average
       shares outstanding after assumed exercises and conversions            24,637      25,725      28,195
                                                                        ============ =========== ===========

     Basic earnings per share                                              $   0.94    $   1.00    $   1.35
                                                                        ============ =========== ===========

     Diluted earnings per share                                            $   0.87    $   0.94    $   1.30
                                                                        ============ =========== ===========

     During the periods presented, Headwaters' potentially dilutive securities consisted only of options and warrants for the purchase of common stock and, for 2001only, convertible preferred stock. Anti-dilutive securities not considered in the diluted earnings per share calculation totaled approximately 1,375,000 shares in 2001, 210,000 shares in 2002 and 655,000 shares in 2003.

                             HEADWATERS INCORPORATED

                               September 30, 2003
                                   ___________


14.  Commitments and Contingencies

     Commitments and contingencies as of September 30, 2003 not disclosed elsewhere, are as follows:

     Leases - Rental expense was approximately $204,000 in 2001, $720,000 in 2002 and $11,999,000 in 2003. Headwaters has noncancellable operating leases for certain facilities and equipment. Most of these leases have renewal terms and expire in various years through 2017. As of September 30, 2003, minimum rental payments due under these leases are as follows:

                                            (thousands
            Year ending September 30:       of dollars)
           ----------------------------- ------------------
                      2004                   $10,841
                      2005                     8,286
                      2006                     6,290
                      2007                     5,091
                      2008                     2,691
                   Thereafter                  4,815
                                         ------------------
                                             $38,014
                                         ==================

     Sale, Purchase and Royalty Commitments - Certain ISG contracts with its customers and suppliers require ISG to make minimum sales and purchases. Actual sales and purchases under contracts with minimum requirements were $895,000 and $11,446,000, respectively, for 2003. At September 30, 2003, these minimum requirements are as follows:

                                           (thousands of dollars)
                                        ------------------------------
                                            Minimum        Minimum
           Year ending September 30:          sales       purchases
         ------------------------------ -------------- ---------------
                     2004                  $  599         $10,622
                     2005                     615           7,614
                     2006                     515           3,915
                     2007                     375           2,930
                     2008                     375           2,940
                  Thereafter                  438           7,717
                                        -------------- ---------------
                                           $2,917         $35,738
                                        ============== ===============

     Subsequent to September 30, 2003, one of ISG's minimum purchase contracts was amended. The amendment extended the term of the contract for several years and increased ISG's total future minimum purchase requirements by approximately $17,925,000 during 2004 through 2011.

     ISG has a minimum royalty commitment on certain net sales for calendar 2003. Remaining minimum royalty commitments as of September 30, 2003 total approximately $125,000. If ISG continues the royalty agreement with the licensor beyond 2003, minimum royalty payments will be $500,000 per year. If ISG terminates the royalty agreement, a one-time payment of $500,000 is required.

     Employee Benefit Plans - Headwaters' Board of Directors has approved three employee benefit plans that were operative during 2001, 2002 and 2003: the Headwaters Incorporated 401(k) Profit Sharing Plan, the 2000 Employee Stock Purchase Plan, and the Headwaters Incorporated Incentive Bonus Plan. Substantially all employees of Headwaters are eligible to participate in the 401(k) and Stock Purchase Plans after meeting certain age and length of employment requirements. Only designated employees are eligible to participate in the Incentive Bonus Plan.

     401(k) Plan. Under the terms of the 401(k) Plan, eligible employees may elect to make tax-deferred contributions of up to 50% of their compensation, subject to statutory limitations. Headwaters matches employee contributions up to a specified maximum rate and these matching contributions vest after a three-year period. Headwaters is not required to be profitable to make matching contributions.

                             HEADWATERS INCORPORATED

                               September 30, 2003
                                   ___________


     Stock Purchase Plan. The 2000 Employee Stock Purchase Plan provides eligible employees with an opportunity to increase their proprietary interest in Headwaters by purchasing Headwaters common stock on favorable terms and to pay for such purchases through payroll deductions. A total of 500,000 shares of common stock were initially reserved for issuance under the Plan, and approximately 360,000 shares are available for future issuance as of September 30, 2003. Under the Plan, employees purchase shares of stock directly from Headwaters, which shares are made available primarily from treasury shares repurchased on the open market or from authorized but unissued shares, if necessary. The Plan is intended to comply with Section 423 of the Internal Revenue Code, but is not subject to the requirements of ERISA. Employees purchase stock through payroll deductions of 1% to 10% of cash compensation, subject to certain limitations. The stock is purchased in a series of quarterly offerings. The cost per share to the employee is 85% of the lesser of the fair market value at the beginning or the end of the offering period.

     Incentive Bonus Plan. The Incentive Bonus Plan, approved annually by the Compensation Committee of the Board of Directors, provides for annual cash bonuses to be paid if Headwaters accomplishes certain financial goals and if participating employees meet individual goals. A participant's cash bonus is based on Headwaters' success in meeting specified financial performance targets approved by the Compensation Committee of the Board of Directors, the employee's base pay, and individual performance during the year. Headwaters' financial goals are based upon an economic value added concept ("EVA") that purports to more closely align with a company's share price performance than other measurements of performance.

     Total expense for all of these benefit plans combined was approximately $2,082,000 in 2001, $3,300,000 in 2002 and $5,768,000 in 2003. Subsequent
     to September 30, 2003, Headwaters' Board of Directors approved a General Employee Bonus Plan covering substantially all employees not otherwise eligible to participate in any other performance-based bonus compensation arrangement (including the Incentive Bonus Plan described above and sales commission arrangements). A participant's cash bonus is based on the employee's base pay and individual performance during the year.

     Medical Insurance - Effective January 1, 2003, Headwaters adopted a self-insured medical insurance plan for employees of all of its subsidiaries. This plan has stop-loss coverage for amounts in excess of $75,000 per individual and approximately $6,000,000 in the aggregate for the plan year ending December 31, 2003. Headwaters has contracted with a third-party administrator to assist in the payment and administration of claims. Insurance claims are recognized as expenses when incurred and include an estimate of costs for claims incurred but not reported at the balance sheet date. As of September 30, 2003, approximately $924,000 is accrued for claims incurred from January though September 30, 2003 that have not been paid.

     Employment Agreements - Headwaters and its subsidiaries have entered into employment agreements with its Chief Executive Officer and 18 other officers and employees. The agreements have original terms ranging from two to five years and are generally renewable by Headwaters, usually for one-year terms. They provide for annual salaries currently ranging from approximately $65,000 to $400,000 annually per person. The annual commitment under all agreements combined is currently approximately $2,800,000. All agreements provide for termination benefits, ranging from at least six months' salary, up to a maximum period equal to the remaining term of the agreement.

     Incentive Agreements with ISG Principals - In January 2003, Headwaters executed incentive agreements, with an effective date of November 2002, with three of the former stockholders and officers of ISG, all of whom were officers of either Headwaters or ISG following the ISG acquisition. The agreements called for contingent payments totaling up to $5,000,000 in the event of (i) a change in control, as defined, or (ii) continuing employment through September 2004 and an increase in the average stock price for Headwaters' common stock for any calendar quarter exceeding $20 per share. The maximum payments would be required if there were a change in control prior to October 2004, or if the officers remain employed through September 2004 and the average stock price for any calendar quarter reaches $25 per share or more. Subsequent to September 30, 2003, two of the three officers resigned their positions. As a result, the maximum payment that could now be required under the remaining incentive agreement is $1,500,000.

     Property, Plant and Equipment - As of September 30, 2003, Headwaters was committed to spend approximately $6,000,000 to complete capital projects that were in various stages of completion.

                             HEADWATERS INCORPORATED

                               September 30, 2003
                                   ___________


     Legal or Contractual Matters - Headwaters has ongoing litigation and claims incurred during the normal course of business, including the items discussed below. Headwaters intends to vigorously defend and/or pursue its rights in these actions. Management does not currently believe that the outcome of these actions will have a material adverse effect on Headwaters' operations, cash flows or financial position; however, it is possible that a change in the estimates of probable liability could occur, and the change could be significant. Additionally, as with any litigation, these proceedings will require that Headwaters incur substantial costs, including attorneys' fees, managerial time, and other personnel resources and costs in pursuing resolution.

     Adtech. In October 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. (This technology is distinct from the technology developed by Headwaters.) In September 2000, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee filed by Adtech, Inc. against Davidson and Headwaters. In the action, certain purported officers and directors of Adtech alleged that the technology purchase transaction was an unauthorized corporate action and that Davidson and Headwaters conspired together to affect the transfer. In August 2001, the trial court granted Headwaters' motion to dismiss the complaint. Plaintiffs appealed the case to the Sixth Circuit Court of Appeals. In 2002, the Sixth Circuit Court of Appeals issued an order i) affirming the District Court's judgment and order of dismissal, and ii) transferring to the Federal Circuit Court of Appeals plaintiff's appeal of the District Court's order denying the motion for relief from judgment. The Federal Circuit Court of Appeals has affirmed the District Court's order denying the motion for relief from judgment and the case is now fully resolved.

     Boynton. This action is factually related to the Adtech matter. In the Adtech case, the alleged claims are asserted by certain purported officers and directors of Adtech, Inc. In the Boynton action, the allegations arise from the same facts, but the claims are asserted by certain purported stockholders of Adtech. In June 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee alleging, among other things, fraud, conspiracy, constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. The complaint seeks declaratory relief and compensatory and punitive damages. Because the resolution of the litigation is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

     AGTC. In March 1996, Headwaters entered into an agreement with AGTC and its associates for certain services related to the identification and selection of synthetic fuel projects. In March 2002, AGTC filed an arbitration demand claiming that it is owed a commission under the 1996 agreement for 8% of the revenues received by Headwaters from the Port Hodder project. Headwaters asserts that AGTC did not perform under the agreement and that the agreement was terminated and the disputes were settled in July 1996. Headwaters has filed an answer in the arbitration, denying AGTC's claims and has asserted counterclaims against AGTC. Because the resolution of the arbitration is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

     AJG. In December 1996, Headwaters entered into a technology license and proprietary chemical reagent sale agreement with AJG Financial Services, Inc. The agreement called for AJG to pay royalties and to purchase proprietary chemical reagent material from Headwaters. In October 2000, Headwaters filed a complaint in the Fourth District Court for the State of Utah against AJG alleging that it had failed to make payments and to perform other obligations under the agreement. Headwaters asserts claims including breach of contract, declaratory judgment, unjust enrichment and accounting and seeks money damages as well as other relief. AJG's answer to the complaint denied Headwaters' claims and asserted counter-claims based upon allegations of misrepresentation and breach of contract. AJG seeks compensatory damages as well as punitive damages. Headwaters has denied the allegations of AJG's counter-claims. Because the resolution of the litigation is uncertain, legal counsel cannot express an opinion as to the ultimate amount of recovery or liability.

                             HEADWATERS INCORPORATED

                               September 30, 2003
                                   ___________


     Nalco. In October 2000, Headwaters filed a complaint in the United States District Court for the District of Utah against Nalco Chemical Company ("Nalco"). Headwaters alleged that Nalco, by its sale and marketing of materials for use in creating synthetic fuel, breached a non-disclosure agreement, misappropriated trade secrets, and violated patent rights of Headwaters. Nalco filed an answer denying the allegations in the complaint and asserting counter-claims alleging patent invalidity, antitrust violations, and interference with economic relations. Headwaters denied the counter-claims. Effective in January 2003, the parties settled the dispute and the case was dismissed. There was no material effect on Headwaters' operations, cash flows or financial position as a result of the settlement.

     ISG Matters. There is litigation and pending and threatened claims made against certain subsidiaries of ISG with respect to several types of exterior stucco finish systems manufactured and/or sold by its subsidiaries for application by contractors, developers and owners on residential and commercial buildings. This litigation and these claims are controlled by such subsidiaries' insurance carriers. The plaintiffs and/or claimants in these matters have alleged that due to some failure of the stucco system itself and/or its application, the buildings have suffered damage due to the progressive, latent effects of water penetration through the building's exterior. The most prevalent type of claim involves alleged defects associated with an artificial stucco system manufactured by one of ISG's subsidiaries, Best Masonry. Best Masonry continued to manufacture this system through 1997, and there is a 10-year projected claim period following discontinuation of the product.

     Typically, the claims cite damages for alleged personal injuries and punitive damages for alleged unfair business practices in addition to asserting more conventional damage claims for alleged economic loss and injury to property. To date, claims made against such subsidiaries have been paid by their insurers, with the exception of minor deductibles, although such insurance carriers typically have provided "reservation of rights" letters. None of the cases has gone to trial, and while two such cases involve 100 and 800 homes, respectively, none of the cases includes any claims formally asserted on behalf of a class. While, to date, none of these proceedings have required that ISG incur substantial costs, there is no guarantee of coverage or continuing coverage. These and future proceedings may result in substantial costs to ISG, including attorneys' fees, managerial time and other personnel resources and costs. Adverse resolution of these proceedings could have a materially negative effect on ISG's business, financial condition and results of operation, and its ability to meet its financial obligations. Although ISG carries general and product liability insurance, ISG cannot assure that such insurance coverage will remain available, that ISG's insurance carrier will remain viable or that the insured amounts will cover all future claims in excess of ISG's uninsured retention. Future rate increases may also make such insurance uneconomical for ISG to maintain. In addition, the insurance policies maintained by ISG exclude claims for damages resulting from exterior insulating finish systems, or EIFS, that have manifested after March 2003. Because much of the litigation and claims are at an early stage and resolution is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of the liability resulting to Headwaters.

     Former Director. Headwaters granted stock options to a member of its board of directors in 1995. The director resigned from the board in 1996. Headwaters believes that most of the former director's options terminated unexercised. The former director has claimed that he is entitled to exercise the options. No lawsuit has been filed in this matter. Resolution is uncertain and legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

     Other. Headwaters and its subsidiaries are also involved in other legal perceedings that have arisen in the normal course of business.

     Favorable Resolution to Section 29 Examination by the IRS - An essential element for the production of qualified solid synthetic fuel under Section 29 of the Internal Revenue Code requires that coal undergo significant chemical change. In June 2003, the IRS issued Announcement 2003-46 which stated that the IRS "had reason to question the scientific validity of test procedures and results that have been presented as evidence that fuel underwent a significant chemical change, and is currently reviewing information regarding these test procedures and results." At the same time, the IRS announced that the issuance of new private letter rulings ("PLRs") regarding significant chemical change would be suspended during its review. PLRs from the IRS are requested by taxpayers to gain assurance that the tax treatment proposed by the taxpayer is acceptable to the IRS.

                             HEADWATERS INCORPORATED

                               September 30, 2003
                                   ___________


     The June 2003 IRS announcement caused certain Headwaters licensees to temporarily reduce or stop synthetic fuel production, which caused a decline in reagent sold and license fees, resulting in a material negative impact on Headwaters' revenue and net income for the September 2003 quarter. In response to the IRS review, Headwaters joined with industry participants and government officials to address the actions and concerns of the IRS. On October 29, 2003, the IRS issued Announcement 2003-70, stating that it would resume its issuance of PLRs on significant chemical change. Announcement 2003-70 also provides that the industry's chemical change test procedures and results are scientifically valid if appropriately applied.

     Senate Permanent Subcommittee on Investigations - On October 29, 2003, the Permanent Subcommittee on Investigations of the Government Affairs Committee of the United States Senate issued a notification of pending investigations. The notification listed the synthetic fuel tax credit as a new item, stating: "The Subcommittee has initiated an investigation of potential abuses of tax credits of producers of synthetic fuel under
     Section 29 of the Internal Revenue Code. The Subcommittee anticipates that this investigation will focus on whether certain synthetic fuel producers are claiming tax credits under Section 29, even though their product is not a qualified synthetic fuel under Section 29 and IRS regulations. In addition, the investigation will address whether certain corporations are engaging in transactions solely to take advantage of unused Section 29 credits, with no other business purpose. Lastly, the investigation will address the IRS's efforts to curb abuses related to the Section 29 tax credits."

     The effect that the Senate subcommittee investigation of synthetic fuel tax credits may have on the industry is unknown. While the investigation is pending, buyers may be unwilling to engage in transactions to purchase synthetic fuel facilities. If current owners are unable to sell their facilities, production may not be maximized, materially adversely affecting Headwaters' revenues.

     License Fees - Pursuant to the contractual terms of an agreement with a certain licensee, the cumulative license fees owed to Headwaters have been placed in escrow for the benefit of Headwaters pending resolution of certain contingencies. Headwaters currently expects the escrowed amounts to increase as additional license fees are generated and that most, if not all, of such amounts will be recognized as revenue at some future date. As of September 30, 2003, the license fees, net of anticipated expenses, total approximately $20,000,000. Certain accounting rules governing revenue recognition require that the seller's price to the buyer be "fixed or determinable" as well as reasonably certain of collection. In this situation, those rules appear to currently preclude revenue recognition. Accordingly, none of the escrowed amounts have been recognized as revenue in the consolidated statements of income. In addition to these escrowed amounts, this same licensee has also set aside substantial amounts for various operational contingencies as provided for in the contractual agreements. These reserves, if not needed, will eventually be paid out to various parties having an interest in the cash flows from the licensee's operations, including Headwaters. As a result, Headwaters currently expects to receive at some future date a portion of those reserves, the amount of which is not currently determinable and therefore, not recognizable.

15.  SEC Shelf Registration

     Headwaters has an effective $150,000,000 universal shelf registration statement on file with the SEC that can be used for the sale of common stock, preferred stock, convertible debt and other securities. The most likely use of the shelf registration statement would be to issue equity securities to reduce long-term debt and for general corporate purposes, including acquisitions. A prospectus supplement describing the terms of any securities to be issued is required to be filed before any offering would commence under the registration statement.

16.  Related Party Transactions

     In addition to related party transactions disclosed elsewhere, Headwaters purchases certain insurance benefits for its employees from various companies for which a director of Headwaters acts as a broker or agent. Gross payments to those insurance companies totaled approximately $381,000 in 2001, $532,000 in 2002 and $510,000 in 2003.

                             HEADWATERS INCORPORATED

                               September 30, 2003
                                   ___________


17.  Quarterly Financial Data (unaudited)

     Summarized unaudited quarterly financial data for 2002 and 2003 is as follows:

                                                                                   2002
                                                    ----------------------------------------------------------------
                                                      First        Second       Third        Fourth
     (thousands of dollars, except per-share data)   quarter      quarter      quarter     quarter (2)    Full year
     ---------------------------------------------- ----------- ------------ ------------ ------------- ------------
       Net revenue                                     $18,422      $25,256      $31,968       $43,699     $119,345
       Gross profit (1)                                 10,212       11,503       15,661        20,853       58,229
       Net income (2)                                    4,727        5,459        6,736         7,364       24,286
       Basic earnings per share                           0.20         0.23         0.27          0.30         1.00
       Diluted earnings per share                         0.19         0.21         0.26          0.28         0.94

                                                                                 2003
                                                    ----------------------------------------------------------------
                                                      First       Second        Third        Fourth
     (thousands of dollars, except per-share data)   quarter      quarter      quarter     quarter (3)    Full year
     ---------------------------------------------- ----------- ------------ ------------ ------------- ------------
       Net revenue                                     $88,709      $86,053     $106,396      $106,472     $387,630
       Gross profit (1)                                 30,733       29,394       34,974        34,284      129,385
       Net income (3)                                    8,052        6,789       10,544        11,246       36,631
       Basic earnings per share                           0.30         0.25         0.39          0.41         1.35
       Diluted earnings per share                         0.29         0.24         0.37          0.40         1.30

-----------------------

(1) Gross profit is derived by subtracting cost of revenues and industry segment depreciation expense from total revenue.

(2) In the fourth quarter of 2002, Headwaters recorded approximately $2,568,000 of losses related to the write-off of deferred project / financing costs incurred in 2002 because management decided not to pursue the proposed projects / financings. Also, Headwaters recorded an impairment loss of approximately $986,000 related to a note receivable (see Note 5).

(3) In the fourth quarter of 2003, revenue and net income were negatively affected by IRS actions (see Note 14 - Favorable Resolution to Section 29 Examination by the IRS). Also in the fourth quarter of 2003, Headwaters recorded income tax expense at an effective income tax rate of approximately 37%, compared to an effective income tax rate of approximately 40% for the first nine months of the year. The lower rate for the fourth quarter was required to reduce the effective income tax rate for the year to approximately 39%. This reduction was primarily a result of lower expected state income tax expense.