Form 10-Q
period 2003-12-31
HEADWATERS INC
filed 2004-02-13
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-27808


                             HEADWATERS INCORPORATED
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                      87-0547337
---------------------------------           ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

        10653 South River Front Parkway, Suite 300
                    South Jordan, Utah                          84095
       --------------------------------------------           ----------
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

The number of shares outstanding of the Registrant's common stock as of January 31, 2004 was 33,202,247.

                             HEADWATERS INCORPORATED

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
                                                                        Page No.
     ITEM 1.  FINANCIAL STATEMENTS (Unaudited):
              Condensed Consolidated Balance Sheets - As of
                September 30, 2003 and December 31, 2003 ...................  3
              Condensed Consolidated Statements of Income - For the
                three months ended December 31, 2002 and 2003 ..............  4
              Condensed Consolidated Statement of Changes in
                Stockholders' Equity - For the three months ended
                December 31, 2003...........................................  5
              Condensed Consolidated Statements of Cash Flows - For the
                three months ended December 31, 2002 and 2003...............  6
              Notes to Condensed Consolidated Financial Statements .........  7
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS......................... 16
     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.... 20
     ITEM 4.  CONTROLS AND PROCEDURES....................................... 20

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS ............................................ 21
     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS .................... 21
     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES .............................. 21
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......... 21
     ITEM 5.  OTHER INFORMATION............................................. 21
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ............................. 21

SIGNATURES.................................................................. 23


Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Actual results may vary materially from such expectations. Words such as "expects," "anticipates," "targets," "goals," "projects," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking. For a discussion of the factors that could cause actual results to differ from expectations, please see the captions entitled "Forward-looking Statements" and "Risk Factors" in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2003. There can be no assurance that our results of operations will not be adversely affected by such factors. Unless legally required, we undertake no obligation to revise or update any forward-looking statements for any reason. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.


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

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                                 HEADWATERS INCORPORATED

                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (Unaudited)

                                                                                           September 30,     December 31,
(in thousands, except per-share data)                                                               2003             2003
--------------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash and cash equivalents                                                          $         18,732  $        21,600
     Short-term trading investments                                                                2,921           34,632
     Trade receivables, net                                                                       52,399           51,679
     Inventories                                                                                   7,827            9,217
     Other current assets                                                                          6,005            5,188
                                                                                        ----------------  ---------------
            Total current assets                                                                  87,884          122,316
                                                                                        ----------------  ---------------

Property, plant and equipment, net                                                                52,743           54,141
                                                                                        ----------------  ---------------

Other assets:
     Intangible assets, net                                                                      112,414          110,735
     Goodwill                                                                                    112,131          112,131
     Debt issue costs and other assets                                                             8,103            6,044
                                                                                        ----------------  ---------------
            Total other assets                                                                   232,648          228,910
                                                                                        ----------------  ---------------

            Total assets                                                                $        373,275  $       405,367
                                                                                        ================  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                   $         17,177  $        12,434
     Accrued personnel costs                                                                       8,669            5,209
     Other accrued liabilities                                                                    16,522           18,279
     Current portion of long-term debt                                                            27,475           17,695
     Current portion of unamortized non-refundable license fees                                    3,865            1,394
                                                                                        ----------------  ---------------
            Total current liabilities                                                             73,708           55,011
                                                                                        ----------------  ---------------

Long-term liabilities:
     Long-term debt                                                                              104,044           54,960
     Deferred income taxes                                                                        50,663           51,266
     Unamortized non-refundable license fees and other long-term liabilities                       4,703            4,348
                                                                                        ----------------  ---------------
            Total long-term liabilities                                                          159,410          110,574
                                                                                        ----------------  ---------------
            Total liabilities                                                                    233,118          165,585
                                                                                        ----------------  ---------------

Commitments and contingencies

Stockholders' equity:
     Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 27,878 shares at September 30, 2003 (including 467 shares held in treasury) and 32,835 shares at December 31, 2003 (including
       447 shares held in treasury)                                                                   28               33
     Capital in excess of par value                                                              130,936          220,375
     Retained earnings                                                                            12,213           22,305
     Treasury stock, at cost                                                                      (2,783)          (2,717)
     Other                                                                                          (237)            (214)
                                                                                        ----------------  ---------------
            Total stockholders' equity                                                           140,157          239,782
                                                                                        ----------------  ---------------

            Total liabilities and stockholders' equity                                  $        373,275  $       405,367
                                                                                        ================  ===============


                                                      See accompanying notes.

                                                                 3

                                                   HEADWATERS INCORPORATED

                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                         (Unaudited)

                                                                                              Three Months Ended December 31,
                                                                                              --------------------------------
(in thousands, except per-share data)                                                                    2002            2003
------------------------------------------------------------------------------------------------------------------------------
Revenue:
     Sales of chemical reagents                                                              $         29,068  $       30,881
     License fees                                                                                       8,778           9,555
     Coal combustion products revenues                                                                 38,286          45,100
     Sales of construction materials                                                                   11,084          11,933
     Other revenues                                                                                     1,493           4,000
                                                                                             ----------------  --------------
          Total revenue                                                                                88,709         101,469
                                                                                             ----------------  --------------

Operating costs and expenses:
     Cost of chemical reagents sold                                                                    19,011          21,261
     Cost of coal combustion products revenues                                                         27,996          32,245
     Cost of construction materials sold                                                                8,405           9,227
     Cost of other revenues                                                                               998              65
     Depreciation and amortization                                                                      3,084           3,267
     Research and development                                                                           1,014           1,996
     Selling, general and administrative                                                               10,224          11,359
                                                                                             ----------------  --------------
        Total operating costs and expenses                                                             70,732          79,420
                                                                                             ----------------  --------------

Operating income                                                                                       17,977          22,049
                                                                                             ----------------  --------------

Other income (expense):
     Interest and net investment income                                                                    90              48
     Interest expense                                                                                  (4,526)         (5,340)
     Loss on note receivable                                                                               --            (534)
     Other, net                                                                                            61              29
                                                                                             ----------------  --------------
          Total other income (expense), net                                                            (4,375)         (5,797)
                                                                                             ----------------  --------------

Income before income taxes                                                                             13,602          16,252

Income tax provision                                                                                   (5,550)         (6,160)
                                                                                             ----------------  --------------

Net income                                                                                   $          8,052  $       10,092
                                                                                             ================  ==============

Basic earnings per common share                                                              $           0.30  $         0.36
                                                                                             ================  ==============

Diluted earnings per common share                                                            $           0.29  $         0.35
                                                                                             ================  ==============


                                                        See accompanying notes.

                                                                   4

                                                     HEADWATERS INCORPORATED

                         CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                                          For the Three Months Ended December 31, 2003



                                         Common stock       Capital in                                                   Total
                                      --------------------    excess       Retained      Common stock                stockholders'
(in thousands)                         Shares    Amount    of par value    earnings    held in treasury     Other       equity
-----------------------------------------------------------------------------------------------------------------------------------
Balances as of September 30, 2003       27,878    $    28    $   130,936  $    12,213       $     (2,783)  $   (237)   $   140,157

Common stock issued for cash, net of
 offering costs of $6,187                4,750          5         86,433                                                    86,438

Exercise of stock options                  207         --          2,228                                                     2,228

Tax benefit from exercise of
 stock options                                                       570                                                       570

20 shares of treasury stock
 transferred to employee
 stock purchase plan, at cost                                        208                              66                       274

Amortization of deferred
 compensation from stock
 options                                                                                                         23             23

Net income for the three months
 ended December 31, 2003                                                       10,092                                       10,092
                                        ------    -------    -----------  -----------       ------------   --------    -----------
Balances as of December 31, 2003        32,835    $    33    $   220,375  $    22,305       $     (2,717)  $   (214)   $   239,782
                                        ======    =======    ===========  ===========       ============   ========    ===========



                                                     See accompanying notes.

                                                                5

                                                     HEADWATERS INCORPORATED

                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)


                                                                                               Three Months Ended December 31,
                                                                                               --------------------------------
     (in thousands)                                                                                      2002             2003
-------------------------------------------------------------------------------------------------------------------------------
     Cash flows from operating activities:
     Net income                                                                                $      $ 8,052  $       10,092
     Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
          Depreciation and amortization                                                                 3,084           3,267
          Non cash interest expense related to amortization of debt discount
            and debt issue costs                                                                          951           2,588
          Deferred income taxes                                                                         1,500             306
          Income tax benefit from exercise of stock options                                               570             570
          Amortization of non-refundable license fees                                                    (294)           (294)
          Net loss (gain) on disposition of property, plant and equipment                                 (19)            213
          Write-down of note receivable                                                                    --             534
          Decrease (increase) in short-term trading investments                                           217         (31,711)
          Other changes in operating assets and liabilities, net                                       (2,573)         (8,449)
                                                                                               --------------  --------------
   Net cash provided by (used in) operating activities                                                 11,488         (22,884)
                                                                                               --------------  --------------

   Cash flows from investing activities:
        Purchase of property, plant and equipment                                                        (718)         (3,106)
        Proceeds from disposition of property, plant and equipment                                         --              24
        Net increase in other assets                                                                      (56)             --
                                                                                               --------------  --------------
   Net cash used in investing activities                                                                 (774)         (3,082)
                                                                                               --------------  --------------

   Cash flows from financing activities:
        Net proceeds from issuance of common stock                                                         --          86,438
        Payments on long-term debt                                                                     (9,895)        (60,106)
        Proceeds from exercise of options                                                                  63           2,228
        Employee stock purchases                                                                          145             274
                                                                                               --------------  --------------
   Net cash provided by (used in) financing activities                                                 (9,687)         28,834
                                                                                               --------------  --------------

   Net increase in cash and cash equivalents                                                            1,027           2,868

   Cash and cash equivalents, beginning of period                                                       7,284          18,732
                                                                                               --------------  --------------

   Cash and cash equivalents, end of period                                                    $        8,311  $       21,600
                                                                                               ==============  ==============


                                                     See accompanying notes.

                                                                6

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003
                                   (Unaudited)


1.   Nature of Operations and Basis of Presentation
---------------------------------------------------

     Operations - Headwaters Incorporated is incorporated in Delaware. Headwaters owns 100% of Industrial Services Group, Inc. ("ISG"), a Utah-based company acquired by Headwaters in September 2002. Headwaters also owns 100% of Headwaters Technology Innovation Group, Inc. ("HTI") (formerly Hydrocarbon Technologies, Inc.), a New Jersey company acquired by Headwaters in August 2001. Headwaters' focus is on enhancing the value of coal, gas, oil and other natural resources. Headwaters currently generates revenue from licensing its chemical technologies to produce synthetic fuel and from managing coal combustion products ("CCPs"). Headwaters intends to continue to expand its business through growth of existing operations, commercialization of technologies currently being developed, and strategic acquisitions of entities that operate in adjacent industries.

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

     Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist of normal recurring adjustments, including the transaction described in Note 9. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters' Annual Report on Form 10-K for the year ended September 30, 2003 ("Form 10-K").

     Headwaters' fiscal year ends on September 30 and unless otherwise noted, future references to 2002 refer to Headwaters' fiscal quarter ended December 31, 2002, and references to 2003 refer to Headwaters' fiscal quarter ended December 31, 2003. The consolidated financial statements include the accounts of Headwaters and all of its subsidiaries, only two of which have significant operations, ISG and HTI. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the time required to obtain accurate financial information related to HTI's foreign contracts, for financial reporting purposes HTI's financial statements have historically been consolidated with Headwaters' financial statements using a one-month lag. During 2003, Headwaters eliminated this one-month lag because of the decreased significance of HTI's foreign contracts. Accordingly, four months of HTI's results of operations have been included in the consolidated statement of income for 2003. Due to the seasonality of ISG's business and other factors, Headwaters' consolidated results of operations for 2003 are not indicative of the results to be expected for the full fiscal 2004 year.

     Common Stock Options - Headwaters has elected to continue to apply the intrinsic value method as prescribed by APB 25 in accounting for options granted to employees, officers and directors and does not currently plan to change to the fair value method. The alternative fair value method of accounting prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the use of option valuation models that were developed for use in valuing traded stock options, as discussed below. Under APB 25, no compensation expense is recognized for stock option grants to employees, officers and directors when the exercise price of stock options equals or exceeds the market price of Headwaters' common stock on the date of grant.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003
                                   (Unaudited)


     In years prior to 1998, certain options were granted with terms considered compensatory. In such instances, the related compensation cost is amortized to expense over the applicable vesting period on a straight-line basis. Amortized compensation expense related to compensatory options granted in prior years was approximately $23,000 in both 2002 and 2003. If the fair value provision of SFAS No. 123 would have been applied to all options granted, compensation expense would have been approximately $833,000 and $995,000 in 2002 and 2003, respectively, and net income and earnings per share would have been changed to the pro forma amounts shown in the table below:

     (in thousands, except per-share data)              2002            2003
     ------------------------------------------------------------------------

     Net income - as reported                     $    8,052      $   10,092

     Pro forma additional compensation expense          (810)           (972)
                                                  ----------      ----------
     Net income - pro forma                       $    7,242      $    9,120
                                                  ==========      ==========


     Basic earnings per share - as reported       $     0.30      $     0.36
                              - pro forma         $     0.27      $     0.33

     Diluted earnings per share - as reported     $     0.29      $     0.35
                                - pro forma       $     0.26      $     0.31

     The fair values of stock option grants for 2002 and 2003 were determined using the Black-Scholes option pricing model and the following assumptions: expected stock price volatility of 40% to 60%, risk-free interest rates ranging from 1.3% to 4.0%, weighted average expected option lives of 4 to 5 years, and no dividend yield. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because Headwaters' stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect their fair value, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of stock options.

     Reclassifications - Certain prior period amounts have been reclassified to conform with the current period's presentation. The reclassifications had no effect on net income or total assets.

     Recent Accounting Pronouncements - Headwaters has reviewed all recently issued accounting standards which have not yet been adopted in order to determine their potential effect, if any, on the results of operations or financial position of Headwaters. Based on that review, Headwaters does not currently believe that any of these recent accounting pronouncements will have a significant effect on its current or future financial position, results of operations, cash flows or disclosures.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003
                                   (Unaudited)


2.   Segment Reporting
----------------------

     The following segment information has been prepared in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," all as explained in more detail in the notes to the financial statements in Headwaters' Form 10-K. Performance of the segments is evaluated primarily on operating income. Intersegment sales are immaterial. Segment costs and expenses considered in deriving segment operating income include cost of revenues, depreciation and amortization, research and development, and segment-specific selling, general and administrative expenses. Amounts included in the "Corporate" column represent expenses not specifically attributable to any segment and include administrative departmental costs and general corporate overheads. Segment assets reflect those specifically attributable to individual segments and primarily include accounts receivable, inventories, property, plant and equipment, intangible assets and goodwill. Other assets are included in the "Corporate" column.

                                                                               2002
                                                --------------------------------------------------------------------
                                                 Alternative                Construction
     (in thousands)                                Energy        CCPs         Materials      Corporate     Totals
     ------------------------------------------ ------------- ------------ ---------------- ------------ -----------
     Segment revenue                            $     39,339  $    38,286     $     11,084   $       --  $   88,709
                                                ============  ===========     ============   ==========  ==========
     Depreciation and amortization              $       (323) $    (2,539)    $       (174)  $      (48) $   (3,084)
                                                ============  ===========     ============   ==========  ==========
     Operating income (loss)                    $     16,312  $     4,029     $        789   $   (3,153)     17,977
                                                ============  ===========     ============   ==========
          Net interest expense                                                                               (4,436)
          Other income (expense), net                                                                            61
          Income tax provision                                                                               (5,550)
                                                                                                         ----------
     Net income                                                                                          $    8,052
                                                                                                         ==========

     Capital expenditures                       $        109  $       568     $         28   $       13  $      718
                                                ============  ===========     ============   ==========  ==========

                                                                               2003
                                                --------------------------------------------------------------------
                                                 Alternative                Construction
     (in thousands)                                Energy        CCPs         Materials      Corporate     Totals
     ------------------------------------------ ------------- ------------ ---------------- ------------ -----------
     Segment revenue                            $     44,436  $    45,100     $     11,933   $       --  $  101,469
                                                ============  ===========     ============   ==========  ==========
     Depreciation and amortization              $       (350) $    (2,691)    $       (167)  $      (59) $   (3,267)
                                                ============  ===========     ============   ==========  ==========
     Operating income (loss)                    $     18,536  $     6,323     $        739   $   (3,549)     22,049
                                                ============  ===========     ============   ==========
          Net interest expense                                                                               (5,292)
          Other income (expense), net                                                                          (505)
          Income tax provision                                                                               (6,160)
                                                                                                         ----------
     Net income                                                                                          $   10,092
                                                                                                         ==========

     Capital expenditures                       $        147  $     2,883     $         64   $       12  $    3,106
                                                ============  ===========     ============   ==========  ==========
     Segment assets as of December 31, 2003     $     39,576  $   279,560     $     22,947   $   63,284  $  405,367
                                                ============  ===========     ============   ==========  ==========

3.   Issuance of Securities
---------------------------

     Headwaters has an effective universal shelf registration statement on file with the SEC that can be used for the sale of common stock, preferred stock, convertible debt and other securities. In December 2003, Headwaters filed a prospectus supplement to the shelf registration statement and subsequently issued 4,750,000 shares of common stock under this shelf registration statement in an underwritten public offering for proceeds of $86,438,000, net of offering costs of $6,187,000. In January 2004, an additional 208,457 shares of common stock were issued upon exercise of the underwriters' over-allotment option for proceeds of $3,821,000, net of offering costs of $244,000. Following these issuances of common stock, approximately $53,000,000 remains available for future offerings of securities under the shelf registration statement. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering would commence under the registration statement.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003
                                   (Unaudited)


4.   Inventories
----------------

     Inventories consisted of the following at:

                                                 September 30,     December 31,
     (in thousands)                                       2003             2003
     ---------------------------------------------------------------------------

     Raw materials                              $        1,059  $         1,382
     Finished goods                                      6,768            7,835
                                                --------------  ---------------
                                                $        7,827  $         9,217
                                                ==============  ===============

5.   Intangible Assets
----------------------

     Intangible Assets - Headwaters has no intangible assets that are not being amortized. The following table summarizes the gross carrying amounts and the related accumulated amortization of all amortizable intangible assets as of:

                                                        September 30, 2003                December 31, 2003
                                                  -------------------------------- --------------------------------
                                                      Gross                            Gross
                                     Estimated       Carrying       Accumulated       Carrying       Accumulated
     (in thousands)                useful lives       Amount       Amortization        Amount       Amortization
     --------------------------------------------------------------------------------------------------------------
     ISG contracts                   20 years        $   106,400      $     5,499     $   106,400      $     6,829
     HTI patented technologies       15 years              9,700            1,293           9,700            1,508
     ISG patents                   7 1/2 years             2,764              373           2,764              465
     Other                         9 - 10 years            1,522              807           1,522              849
                                                     -----------      -----------     -----------      -----------
                                                     $   120,386      $     7,972     $   120,386      $     9,651
                                                     ===========      ===========     ===========      ===========

     Total amortization expense related to intangible assets was approximately $1,626,000 and $1,679,000 for 2002 and 2003, respectively. Total estimated annual amortization expense for fiscal year 2004 is approximately $6,560,000. Total estimated annual amortization expense for fiscal years 2005 through 2007 is approximately $6,500,000 per year. Total estimated annual amortization expense for fiscal year 2008 is approximately $6,380,000.

6.   Long-term Debt
-------------------

     Long-term debt consisted of the following at:

                                                                        September 30,    December 31,
     (in thousands)                                                              2003            2003
     -------------------------------------------------------------------------------------------------
     Senior secured debt with a face amount totaling $114,851 at
       September 30, 2003 and $75,137 at December 31, 2003            $       111,766   $      72,601

     Senior subordinated debentures with a face amount totaling
       $20,000                                                                 19,682              --

     Other                                                                         71              54
                                                                      ---------------   -------------
                                                                              131,519          72,655
     Less: current portion                                                    (27,475)        (17,695)
                                                                      ---------------   -------------
     Total long-term debt                                             $       104,044   $      54,960
                                                                      ===============   =============

     Senior Secured Credit Agreement - In connection with the ISG acquisition, Headwaters entered into a $175,000,000 senior secured credit agreement with a syndication of lenders, under which a total of $155,000,000 was borrowed as a term loan on the acquisition date. The credit agreement also allows up to $20,000,000 to be borrowed under a revolving credit arrangement. The debt was issued at a 3% discount and Headwaters received net cash proceeds of $150,350,000. The original issue discount is being accreted using the effective interest method and the accretion is recorded as interest expense. The debt is secured by all assets of Headwaters, bears interest at a variable rate (approximately 5.4% at December 31, 2003), and is repayable in quarterly installments through August 30, 2007.

     In 2003, principal repayments totaling $39,714,000 were made, including $33,471,000 of optional prepayments. Subsequent to December 31, 2003 and through January 31, 2004, principal repayments totaling $5,420,000 were

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003
                                   (Unaudited)


     made, including an optional prepayment of $1,000,000. In certain situations, for example when Headwaters receives "excess cash flow," as defined, mandatory prepayments in excess of the scheduled payments are required. Mandatory prepayments are calculated as a percentage of "excess cash flow," ranging up to 100%, which percentage is based on Headwaters' "leverage ratio." When prepayments are made, required principal repayments for all future periods are reduced and as of January 31, 2004 totaled approximately $8,715,000 for the remainder of fiscal 2004, approximately $17,429,000 in each of the fiscal years 2005 and 2006, and approximately $26,144,000 in fiscal 2007.

     The credit agreement contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset liens, capital expenditures in excess of $15,000,000 in any fiscal year and the payment of dividends, among others. In addition, Headwaters must maintain certain financial ratios, including leverage ratios and in respect of interest coverage, as those terms are defined in the credit agreement. As of December 31, 2003, Headwaters must maintain a total leverage ratio of 2.25:1.0 or less. Beginning June 30, 2004, the ratio must remain at 2.0:1.0 or less. There is a similar leverage ratio requirement for the senior debt alone, which at December 31, 2003 must be 1.75:1.0 or less. Beginning June 30, 2004, the ratio must be maintained at 1.5:1.0 or less. The interest coverage requirement at December 31, 2003 and thereafter is 5.0:1.0 or more. Headwaters is in compliance with all debt covenants as of December 31, 2003.

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

     Senior Subordinated Debentures - In connection with the ISG acquisition, Headwaters also entered into a $20,000,000 subordinated loan agreement, under which senior subordinated debentures were issued at a 2% discount, with Headwaters receiving net cash proceeds of $19,600,000. The original issue discount has been accreted using the effective interest method and the accretion recorded as interest expense. ISG management participated in one-half, or $10,000,000, of the $20,000,000 of debt issued. The other half was issued to a corporation. The debentures were due in 2007; however, in December 2003, the debentures were repaid in full, including a 4% or $400,000 prepayment charge paid to the corporation holding $10,000,000 of the debentures. This charge, along with all remaining unamortized debt discount and debt issue costs, is included in interest expense in the consolidated statement of income.

     Interest Costs - As a result of the early repayments of senior debt and senior subordinated debentures totaling $6,000,000 in 2002 and $53,471,000 in 2003, additional non-cash interest expense of approximately $365,000 and $2,237,000, respectively, was incurred, representing accelerated amortization of debt discount and debt issue costs associated with those principal amounts.

     During 2002, Headwaters incurred total interest costs of approximately $4,533,000, including approximately $951,000 of non-cash interest expense and approximately $7,000 of interest costs that were capitalized. During 2003, Headwaters incurred total interest costs of approximately $5,501,000, including approximately $2,588,000 of non-cash interest expense and approximately $161,000 of interest costs that were capitalized. The weighted-average interest rate on the face amount of outstanding long-term debt, disregarding amortization of debt issue costs and debt discount, was approximately 7.2% at September 30, 2003 and 5.4% at December 31, 2003.


                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003
                                   (Unaudited)


7.   Income Taxes
-----------------

     The income tax provision consisted of the following:

     (in thousands)                                                                        2002            2003
     -----------------------------------------------------------------------------------------------------------
     Current tax provision:
          Federal                                                                 $       3,450   $       5,392
          State                                                                             600             462
                                                                                  -------------   -------------
     Total current tax provision                                                          4,050           5,854

     Deferred tax provision:
          Federal                                                                         1,350             282
          State                                                                             150              24
                                                                                  -------------   -------------
     Total deferred tax provision                                                         1,500             306
                                                                                  -------------   -------------
     Total income tax provision                                                   $       5,550   $       6,160
                                                                                  =============   =============
8.   Earnings per Share
-----------------------

     (in thousands, except per-share data)                                                 2002            2003
     -----------------------------------------------------------------------------------------------------------
     Numerator - Net income                                                       $       8,052   $      10,092
                                                                                  =============   =============
     Denominator:
     Denominator for basic earnings per share
      - weighted-average shares outstanding                                              26,834          27,961

     Effect of dilutive securities - shares issuable
      upon exercise of options and warrants                                               1,332           1,121
                                                                                  -------------   -------------
     Denominator for diluted earnings per share
      - weighted-average shares outstanding
      after assumed exercises                                                            28,166          29,082
                                                                                  =============   =============

     Basic earnings per share                                                     $        0.30   $        0.36
                                                                                  =============   =============

     Diluted earnings per share                                                   $        0.29   $        0.35
                                                                                  =============   =============

     Anti-dilutive securities not considered in the diluted earnings per share calculation, consisting of out-of-the money options, totaled approximately 290,000 and 15,000 shares in 2002 and 2003, respectively.

9.   Other Revenue
------------------

     In 2003, Headwaters recorded $3,625,000 of other revenue representing fees for technology licensed by HTI to a Chinese company. This amount was paid to HTI in January 2004.

10.  Commitments and Contingencies
----------------------------------

     Commitments and contingencies as of December 31, 2003 not disclosed elsewhere, are as follows:

     Purchase Commitments - Certain ISG contracts with its suppliers require ISG to make minimum purchases. During 2003, one of ISG's minimum purchase contracts was amended. The amendment decreased the annual purchase commitment and also extended the term of the contract for several years. Due to the extended life of the contract, ISG's total future minimum purchase requirements increased by approximately $17,925,000 during 2004 through 2011.

     Medical Insurance - Effective January 1, 2003, Headwaters adopted a self-insured medical insurance plan for employees of all of its subsidiaries. This plan had stop-loss coverage for amounts in excess of

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003
                                   (Unaudited)


     $75,000 per individual and approximately $6,000,000 in the aggregate for the plan year ended December 31, 2003. Headwaters contracted with a third-party administrator to assist in the payment and administration of claims. Insurance claims are recognized as expenses when incurred and include an estimate of costs for claims incurred but not reported at the balance sheet date. As of December 31, 2003, approximately $947,000 is accrued for claims incurred from January though December 31, 2003 that have not been paid. Headwaters has continued its coverage under the self-insured medical plan for calendar 2004; however, the stop-loss coverage amounts have changed to $100,000 per individual and approximately $7,500,000 in the aggregate.

     Incentive Agreements with ISG Principals - In January 2003, Headwaters executed incentive agreements with three of the former stockholders and officers of ISG, all of whom were officers of either Headwaters or ISG following the ISG acquisition. The agreements called for contingent payments totaling up to $5,000,000 in the event of (i) a change in control, as defined, or (ii) continuing employment through September 2004 and an increase in the average stock price for Headwaters' common stock for any calendar quarter exceeding $20 per share. The maximum payments would be required if there were a change in control prior to October 2004, or if the officers remain employed through September 2004 and the average stock price for any calendar quarter reaches $25 per share or more. In 2003, two of the three officers resigned their positions. As a result, the maximum payment that could be required under the remaining incentive agreement is $1,500,000.

     Property, Plant and Equipment - As of December 31, 2003, Headwaters was committed to spend approximately $5,000,000 to complete capital projects that were in various stages of completion.

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

     Boynton. In October 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. (This technology is distinct from the technology developed by Headwaters.) This action is factually related to an earlier action brought by certain purported officers and directors of Adtech, Inc. That action was dismissed by the United States District Court for the Western District of Tennessee and the District Court's order of dismissal was affirmed on appeal. In the current action, the allegations arise from the same facts, but the claims are asserted by certain purported stockholders of Adtech. In June 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee alleging, among other things, fraud, conspiracy, constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. The complaint seeks declaratory relief and compensatory and punitive damages. The District Court has dismissed all claims against Headwaters except conspiracy and constructive trust. Because the resolution of the litigation is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

     AGTC. In March 1996, Headwaters entered into an agreement with AGTC and its associates for certain services related to the identification and selection of synthetic fuel projects. In March 2002, AGTC filed an arbitration demand in Salt Lake City, Utah claiming that it is owed commissions under the 1996 agreement for 8% of the revenues received by Headwaters from the Port Hodder project. Headwaters asserts that AGTC did not perform under the agreement and that the agreement was terminated and the disputes were settled in July 1996. Headwaters has filed an answer in the arbitration, denying AGTC's claims and has asserted counterclaims against AGTC. Because the resolution of the arbitration is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

     AJG. In December 1996, Headwaters entered into a technology license and proprietary chemical reagent sale agreement with AJG Financial Services, Inc. The agreement called for AJG to pay royalties and to purchase

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003
                                   (Unaudited)


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

     ISG Matters. There is litigation and pending and threatened claims made against certain subsidiaries of ISG with respect to several types of exterior stucco finish systems manufactured and sold by its subsidiaries for application by contractors, developers and owners on residential and commercial buildings. This litigation and these claims are controlled by such subsidiaries' insurance carriers. The plaintiffs or claimants in these matters have alleged that due to some failure of the stucco system itself or its application, the buildings have suffered damage due to the progressive, latent effects of water penetration through the building's exterior. The most prevalent type of claim involves alleged defects associated with an artificial stucco system manufactured by one of ISG's subsidiaries, Best Masonry. Best Masonry continued to manufacture this system through 1997, and there is a 10-year projected claim period following discontinuation of the product.

     Typically, the claims cite damages for alleged personal injuries and punitive damages for alleged unfair business practices in addition to asserting more conventional damage claims for alleged economic loss and injury to property. To date, claims made against such subsidiaries have been paid by their insurers, with the exception of minor deductibles, although such insurance carriers typically have provided "reservation of rights" letters. None of the cases has gone to trial, and while two such cases involve 100 and 800 homes, respectively, none of the cases includes any claims formally asserted on behalf of a class. While, to date, none of these proceedings have required that ISG incur substantial costs, there is no guarantee of insurance coverage or continuing coverage. These and future proceedings may result in substantial costs to ISG, including attorneys' fees, managerial time and other personnel resources and costs. Adverse resolution of these proceedings could have a materially negative effect on ISG's business, financial condition and results of operation, and its ability to meet its financial obligations. Although ISG carries general and product liability insurance, ISG cannot assure that such insurance coverage will remain available, that ISG's insurance carrier will remain viable or that the insured amounts will cover all future claims in excess of ISG's uninsured retention. Future rate increases may also make such insurance uneconomical for ISG to maintain. In addition, the insurance policies maintained by ISG exclude claims for damages resulting from exterior insulating finish systems, or EIFS, that have manifested after March 2003. Because resolution of the litigation and claims is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

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

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003
                                   (Unaudited)


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

     License Fees - Pursuant to the contractual terms of an agreement with a certain licensee, the cumulative license fees owed to Headwaters have been placed in escrow for the benefit of Headwaters, pending resolution of the contractual terms. As of December 31, 2003, the escrowed license fees, net of anticipated expenses, totaled approximately $20,000,000. Depending upon the time of resolution of the contractual terms, these escrowed amounts could increase as additional license fees are generated. The escrowed amounts as of December 31, 2003 are expected to be recognized as revenue at some future date. Certain accounting rules governing revenue recognition require that the seller's price to the buyer be "fixed or determinable" as well as reasonably certain of collection. In this situation, those rules appear to currently preclude revenue recognition. Accordingly, none of the escrowed amounts have been recognized as revenue in the consolidated statements of income.

     In addition to the escrowed amounts, this same licensee has also set aside substantial amounts for working capital and other operational contingencies as provided for in the contractual agreements. These amounts will eventually be paid out to various parties having an interest in the cash flows from the licensee's operations, including Headwaters. As a result, Headwaters currently expects to receive at some future date a portion of those reserves, the amount of which is not currently determinable and therefore, not recognizable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto included elsewhere herein. Headwaters' fiscal year ends on September 30 and unless otherwise noted, future references to 2002 refer to Headwaters' fiscal quarter ended December 31, 2002, and references to 2003 refer to Headwaters' fiscal quarter ended December 31, 2003.

Consolidation and Segments
--------------------------

         The consolidated financial statements include the accounts of Headwaters and all of its subsidiaries, only two of which have significant operations, ISG and HTI. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the time required to obtain accurate financial information related to HTI's foreign contracts, for financial reporting purposes HTI's financial statements have historically been consolidated with Headwaters' financial statements using a one-month lag. During 2003, Headwaters eliminated this one-month lag because of the decreased significance of HTI's foreign contracts. Accordingly, four months of HTI's results of operations have been included in the consolidated statement of income for 2003.

         Segments. Headwaters operates in three business segments, alternative energy, CCPs, and construction materials. These segments are managed and evaluated separately by management based on fundamental differences in their operations, products and services.

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

         Due to the seasonality of ISG's business and other factors, Headwaters' consolidated results of operations for 2003 are not indicative of the results to be expected for the full fiscal 2004 year.

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

         The information set forth below compares Headwaters' operating results for the three months ended December 31, 2003 ("2003") with operating results for the three months ended December 31, 2002 ("2002").

         Revenue. Total revenue for 2003 increased by $12.8 million or 14% to $101.5 million as compared to $88.7 million for 2002. The major components of revenue are discussed in the sections below.

         Sales of Chemical Reagents. Chemical reagent sales during 2003 were $30.9 million with a corresponding direct cost of $21.3 million. Chemical reagent sales during 2002 were $29.1 million with a corresponding direct cost of $19.0 million. The increase in chemical reagent sales during 2003 was due primarily to increased synthetic fuel production by Headwaters' licensees, partially offset by decreased synthetic fuel production by customers with which Headwaters does not have a license agreement. The gross margin percentage decreased from 2002 to 2003 due primarily to differing chemical reagent formula requirements of certain licensees and other customers, higher chemical reagent costs, and to a lesser extent, pricing discounts.

         License Fees. During 2003, Headwaters recognized license fee revenue totaling $9.6 million, an increase of $0.8 million or 9% over $8.8 million of license fee revenue recognized during 2002. The primary reason for the increase in license fee revenue in 2003 compared to 2002 was increased synthetic fuel production by Headwaters' licensees.

         Pursuant to the contractual terms of an agreement with a certain licensee, the cumulative license fees owed to Headwaters have been placed in escrow for the benefit of Headwaters, pending resolution of the contractual terms. As of December 31, 2003, the escrowed license fees, net of anticipated expenses, totaled approximately $20.0 million. Depending upon the time of resolution of the contractual terms, these escrowed amounts could increase as additional license fees are generated. The escrowed amounts as of December 31, 2003 are expected to be recognized as revenue at some future date. Certain accounting rules governing revenue recognition require that the seller's price to the buyer be "fixed or determinable" as well as reasonably certain of collection. In this situation, those rules appear to currently preclude revenue recognition. Accordingly, none of the escrowed amounts have been recognized as revenue in the consolidated statements of income.

         In addition to the escrowed amounts, this same licensee has also set aside substantial amounts for working capital and other operational contingencies as provided for in the contractual agreements. These amounts will eventually be paid out to various parties having an interest in the cash flows from the licensee's operations, including Headwaters. As a result, Headwaters currently expects to receive at some future date a portion of those reserves, the amount of which is not currently determinable and therefore, not recognizable.

         CCP Revenues. CCP revenues for 2003 were $45.1 million with a corresponding direct cost of $32.2 million. CCP revenues for 2002 were $38.3 million with a corresponding direct cost of $28.0 million. The increase in CCP revenues during 2003 was due primarily to increases in certain service revenues, increased demand for high quality fly ash products, price increases in certain markets, generally improved weather conditions and an improved construction business environment. The gross margin percentage increased from 2002 to 2003 due primarily to benefits realized from the renegotiation of a long-term materials contract and the effect of increased revenues without a corresponding increase in fixed operating costs.

         Sales of Construction Materials. Sales of construction materials during 2003 were $11.9 million with a corresponding direct cost of $9.2 million. Sales of construction materials during 2002 were $11.1 million with a corresponding direct cost of $8.4 million. The increase in sales of construction materials during 2003 was due primarily to the effect of generally improved weather conditions, an improved construction business environment and cost improvements resulting from the continuing integration of Headwaters' fly ash construction material operations under the name of American Construction Materials.

         Depreciation and Amortization. These costs increased by $0.2 million to $3.3 million in 2003 from $3.1 million in 2002. The increase was primarily attributable to higher property, plant and equipment balances in 2003 and an extra month of depreciation and amortization of HTI's tangible and intangible assets in 2003.

         Research and Development. Research and development expenses increased by $1.0 million to $2.0 million in 2003 from $1.0 million in 2002. The increase was primarily attributable to increased HTI research and development activities and an extra month of HTI expenses in 2003. Management currently expects fiscal 2004 research and development expenses to outpace the level of expenses for 2003 as a result of continued emphasis on HTI's activities.

         Selling, General and Administrative Expenses. These expenses increased $1.2 million to $11.4 million for 2003 from $10.2 million for 2002. The increase in 2003 was due primarily to increased incentive pay expenses, along with certain increases in various other costs incidental to growth, such as payroll-related costs and insurance. The increase in incentive pay expenses was the result of obligations arising from Headwaters' bonus plans, due in turn to improved operating results in 2003 compared to 2002.

         Other Income and Expense. During 2003, Headwaters reported net other expense of $5.8 million compared to net other expense of $4.4 million during 2002. The change of $1.4 million was primarily attributable to an increase in interest expense of $0.8 million in 2003 and a $0.5 million loss on a note receivable in 2003.

         Interest expense increased from $4.5 million in 2002 to $5.3 million in 2003 due primarily to the substantial increase in debt repayments that were made in 2003 compared to 2002. In 2003, debt repayments totaled approximately $60.0 million, which included $53.5 million of early repayments. In 2002, debt repayments totaled approximately $10.0 million, which included $6.0 million of early repayments. As a result of the increase in repayments in 2003, non-cash interest expense, representing amortization of debt discount and debt issue costs, increased from $1.0 million in 2002 to $2.6 million. Partially offsetting this large increase in non-cash interest expense was a decrease in cash interest expense in 2003 due to the significantly lower levels of outstanding long-term debt in 2003 compared to 2002.

         A loss of $0.5 million was recorded on a note receivable in 2003. There were no such losses recorded in 2002.

         Income Tax Provision. In 2003, Headwaters recorded an income tax provision at an effective tax rate of approximately 38%. In 2002, the effective tax rate was approximately 41%. The primary reason for the decrease in the effective tax rate was decreased state income taxes due to tax planning strategies implemented for fiscal year 2004.

Liquidity and Capital Resources
-------------------------------

         Summary of Cash Flow Activities. Net cash used in operating activities during the quarter ended December 31, 2003 ("2003") was $22.9 million compared to $11.5 million of net cash provided by operations during the quarter ended December 31, 2002 ("2002"). The primary reason for the significant use of cash in operating activities in 2003 was an increase in short-term trading investments of $31.7 million. Absent the use of cash to purchase short-term trading investments, there would have been $8.8 million of cash provided by operations in 2003, most of which was attributable to net income. In December 2003, Headwaters issued 4.75 million shares of common stock under an effective shelf registration statement for net proceeds of $86.4 million. Consistent with Headwaters' strategic priority to repay debt and de-leverage its balance sheet, Headwaters used $50.0 million of the cash generated from the issuance of common stock to repay debt and the remaining proceeds were invested in short-term trading investments as previously discussed. During 2003, investing activities consisted primarily of payments for the purchase of property, plant and equipment. More details about these activities are provided in the following paragraphs.

         Investing Activities. In 2003, payments for the purchase of property, plant and equipment totaled $3.1 million. These capital expenditures primarily related to ISG's business, in particular the CCP segment. Total capital expenditures for fiscal year 2004 are expected to be comparable with fiscal year 2003 levels.

         Headwaters has two notes receivable with a combined carrying value of approximately $2.0 million at December 31, 2003. In 2003, Headwaters recorded a $0.5 million write-down of one of these notes, which now has a carrying value of $1.5 million. The other note receivable, which has a carrying value of $0.5 million, is supported by collateral. Headwaters could incur additional losses if the remaining balances on the notes are not repaid or if the collateral value of the second note declines.

         Headwaters intends to continue to expand its business through growth of existing operations, commercialization of technologies currently being developed, and strategic acquisitions of entities that operate in adjacent industries. It is possible that some portion of cash and cash equivalents and short-term trading investments will be used to fund acquisitions of complementary businesses in the chemical, energy, building products and related industries. Acquisitions are an important part of Headwaters' business strategy and to that end, Headwaters routinely reviews complementary acquisitions, including those in the areas of CCP marketing and construction materials and coal and catalyst technologies. Currently the senior secured credit facility requires approval for acquisitions funded with aggregate cash consideration in excess of $50.0 million.

         Financing Activities. Headwaters has an effective universal shelf registration statement on file with the SEC that can be used for the sale of common stock, preferred stock, convertible debt and other securities. In December 2003, Headwaters filed a prospectus supplement to the shelf registration statement and subsequently issued 4.75 million shares of common stock under this shelf registration statement in an underwritten public offering for proceeds of $86.4 million, net of offering costs of $6.2 million. In January 2004, an additional 0.2 million shares of common stock were issued upon exercise of the underwriters' over-allotment option for proceeds of $3.8 million, net of offering costs of $0.2 million. Following these issuances of common stock, approximately $53.0 million remains available for future offerings of securities under the shelf registration statement. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering would commence under the registration statement.

         In connection with the ISG acquisition, Headwaters entered into a $175.0 million senior secured credit agreement with a syndication of lenders, under which a total of $155.0 million was borrowed as a term loan on the acquisition date. The credit agreement also allows up to $20.0 million to be borrowed under a revolving credit arrangement. The debt is secured by all assets of Headwaters, bears interest at a variable rate (approximately 5.4% at December 31, 2003), and is repayable in quarterly installments through August 30, 2007.

         In 2003, principal repayments on the senior debt totaling $39.7 million were made, including $33.5 million of optional prepayments. Subsequent to December 31, 2003 and through January 31, 2004, principal repayments totaling $5.4 million were made, including an optional prepayment of $1.0 million. In certain situations, for example when Headwaters receives "excess cash flow," as defined, mandatory prepayments in excess of the scheduled payments are required. Mandatory prepayments are calculated as a percentage of "excess cash flow," ranging up to 100%, which percentage is based on Headwaters' "leverage ratio." When prepayments are made, required principal repayments for all future periods are reduced and as of January 31, 2004 totaled approximately $8.7 million for the remainder of fiscal 2004, approximately $17.4 million in each of the fiscal years 2005 and 2006, and approximately $26.1 million in fiscal 2007.

         In connection with the ISG acquisition, Headwaters also entered into a $20.0 million subordinated loan agreement, under which senior subordinated debentures were issued. ISG management participated in one-half, or $10.0 million, of the $20.0 million of debt issued. The other half was issued to a corporation. The debentures were due in 2007; however, in December 2003, the debentures were repaid in full, including a 4% or $0.4 million prepayment charge paid to the corporation holding $10.0 million of the debentures. This charge, along with all remaining unamortized debt discount and debt issue costs, is included in interest expense in the consolidated statement of income.

         In 2003, cash proceeds from the exercise of options and employee stock purchases totaled $2.5 million, compared to $0.2 million in 2002. Option exercise activity is largely dependent on Headwaters' stock price and is not predictable. To the extent non-qualified stock options are exercised, or there are disqualifying dispositions of shares obtained upon the exercise of incentive stock options, Headwaters receives an income tax deduction generally equal to the income recognized by the optionee. Such amounts, reflected in cash flows from operations in the consolidated statements of cash flows, were $0.6 million in both 2002 and 2003. These income tax deductions do not impact income tax expense and the effective income tax rate; rather they are reflected as increases in capital in excess of par value in the consolidated balance sheet.

         Working Capital. Headwaters' working capital increased by $53.1 million from September 30, 2003, to $67.3 million as of December 31, 2003. The most significant changes in the components of working capital were an increase of $34.6 million in cash and investments and a decrease of $9.8 million in the current portion of long-term debt. The increase in cash and investments was due primarily to the issuance of common stock previously described. Headwaters expects operations to produce positive cash flows in future periods, which, combined with current working capital and the $20.0 million revolving line of credit, is expected to be sufficient for operating needs for the next 12 months.

         Long-term Debt. Headwaters may, in the future, make additional optional prepayments of the senior debt depending on actual cash flows, Headwaters' current and expected cash requirements and other factors deemed significant by management.

         The senior secured credit agreement contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset liens, capital expenditures in excess of $15.0 million in any fiscal year and the payment of dividends, among others. In addition, Headwaters must maintain certain financial ratios, including leverage ratios and in respect of interest coverage, as those terms are defined in the credit agreement. As of December 31, 2003, Headwaters must maintain a total leverage ratio of 2.25:1.0 or less. Beginning June 30, 2004, the ratio must remain at 2.0:1.0 or less. There is a similar leverage ratio requirement for the senior debt alone, which at December 31, 2003 must be 1.75:1.0 or less. Beginning June 30, 2004, the ratio must be maintained at 1.5:1.0 or less. The interest coverage requirement at December 31, 2003 and thereafter is 5.0:1.0 or more. Headwaters is in compliance with all debt covenants as of December 31, 2003.

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

         Income Taxes. As discussed previously, cash payments for income taxes are reduced for disqualifying dispositions of shares obtained upon the exercise of stock options, which totaled $0.6 million for 2003. Headwaters' cash requirements for income taxes in fiscal 2004 are expected to approximate the income tax provision, with some lag due to the seasonality of operations and because estimated income tax payments are typically based on annualizing the fiscal year's income based on year-to-date results.

         Summary of Future Cash Requirements. Significant future cash needs, in addition to operational working capital requirements, are currently expected to consist primarily of debt service payments on outstanding long-term debt, income taxes and capital expenditures.

Senate Permanent Subcommittee on Investigations
-----------------------------------------------

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

Recent Accounting Pronouncements
--------------------------------

         Headwaters has reviewed all recently issued accounting standards which have not yet been adopted in order to determine their potential effect, if any, on the results of operations or financial position of Headwaters. Based on that review, Headwaters does not currently believe that any of these recent accounting pronouncements will have a significant effect on its current or future financial position, results of operations, cash flows or disclosures.

Forward-looking Statements
--------------------------

         Statements in this Quarterly Report on Form 10-Q regarding Headwaters' expectations as to the managing and marketing of coal combustion products, operation of facilities utilizing alternative fuel technologies, the marketing of synthetic fuels, the receipt of licensing fees, royalties, and product sales revenues, the development, commercialization and financing of new technologies and other strategic business opportunities and acquisitions and other information about Headwaters that is not purely historical by nature, including those statements regarding Headwaters' future business plans, the operation of facilities, the availability of tax credits, the availability of feedstocks, and the marketability of the coal combustion products and synthetic fuel, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Headwaters believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting the coal combustion products and synthetic fuel industries or the economy generally, factors which could cause actual results to differ from expectations stated in these forward-looking statements include, among others, the Risk Factors described in "Risk Factors" in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

         Headwaters is exposed to financial market risks, primarily related to changes in interest rates. Headwaters does not use derivative financial instruments for speculative or trading purposes, and no significant derivative financial instruments were outstanding as of December 31, 2003 or subsequent thereto.

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

         As described in more detail in Note 6 to the consolidated financial statements, Headwaters has outstanding $75.1 million of variable-rate long-term debt as of December 31, 2003, which is repayable through August 2007. The interest rate on this debt as of December 31, 2003 was approximately 5.4%. In January 2004, Headwaters locked in a rate of 5.4% for three months and in April 2004, Headwaters can lock in a new rate for one, three, or six months. A change in the interest rate of 1% would change interest expense by approximately $0.7 million during the next 12 months, considering required principal repayments.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

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

         Based on their review and evaluation as of December 31, 2003, and subject to the inherent limitations as described above, Headwaters' CEO and CFO have concluded that Headwaters' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. In addition, they are not aware of any change in Headwaters' internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, Headwaters' internal control over financial reporting.


                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

         See "Legal or Contractual Matters" in Note 10 to the consolidated financial statements for a description of current legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------

Recent Sales of Unregistered Securities

         During the quarter ended December 31, 2003, pursuant to the exercise of options, approximately 3,000 shares of Headwaters restricted common stock were issued. Headwaters has several outstanding effective registration statements filed on Forms S-3 and Forms S-8. All of the shares of restricted common stock issued during the quarter have been registered under one of these registration statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         None.

ITEM 5. OTHER INFORMATION
-------------------------

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

         (a)      The following exhibits are included herein:

                  12    Computation of ratio of earnings to combined fixed
                        charges and preferred stock dividends                *
                  31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief
                        Executive Officer                                    *
                  31.2  Rule 13a-14(a)/15d-14(a) Certification of Chief
                        Financial Officer                                    *
                  32    Section 1350 Certifications of Chief Executive
                        Officer and Chief Financial Officer                  *
                 ---------------------
                  *        Filed herewith.

         (b) The following Forms 8-K were filed with the SEC during the quarter ended December 31, 2003:

                  o Form 8-K dated November 5, 2003 announcing Headwaters' results for the quarter and fiscal year ended September 30, 2003.

                  o Form 8-K dated December 18, 2003 to file i) an underwriting agreement between Headwaters and Morgan Stanley & Co. Incorporated, and ii) Amendment No. 1 to Senior Credit Agreement among Headwaters and various lenders.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HEADWATERS INCORPORATED

Date: February 13, 2004             By: /s/ Kirk A. Benson
                                       -----------------------------------------
                                        Kirk A. Benson, Chief Executive Officer
                                        (Principal Executive Officer)


Date: February 13, 2004             By: /s/ Steven G. Stewart
                                       -----------------------------------------
                                      Steven G. Stewart, Chief Financial Officer
                                      (Principal Financial Officer)