Form 10-Q
period 2004-03-31
HEADWATERS INC
filed 2004-05-03
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       or

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


The number of shares outstanding of the Registrant's common stock as of April 23, 2004 was 33,571,000.

                             HEADWATERS INCORPORATED

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
                                                                        Page No.
     ITEM 1.  FINANCIAL STATEMENTS (Unaudited):
              Condensed Consolidated Balance Sheets - As of
                September 30, 2003 and March 31, 2004........................ 3
              Condensed Consolidated Statements of Income - For the three and six months ended March 31, 2003 and 2004................. 4
              Condensed Consolidated Statement of Changes in Stockholders'
                Equity - For the six months ended March 31, 2004............. 5
              Condensed Consolidated Statements of Cash Flows - For the six
                months ended March 31, 2003 and 2004......................... 6
              Notes to Condensed Consolidated Financial Statements........... 7
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.......................................18
     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......24
     ITEM 4. CONTROLS AND PROCEDURES.........................................24

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS..............................................25
     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS......................25
     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................25
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............25
     ITEM 5.  OTHER INFORMATION..............................................26
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................26

SIGNATURES...................................................................27


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

ITEM 1.  FINANCIAL STATEMENTS

                                                 HEADWATERS INCORPORATED

                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (Unaudited)

                                                                                           September 30,        March 31,
(in thousands, except per-share data)                                                               2003             2004
--------------------------------------------------------------------------------------- ----------------- ----------------

ASSETS
Current assets:
     Cash and cash equivalents                                                              $     18,732     $      4,535
     Short-term trading investments                                                                2,921           33,568
     Trade receivables, net                                                                       52,399           87,024
     Inventories                                                                                   7,827            9,924
     Other current assets                                                                          6,005            5,957
                                                                                            ------------     ------------
            Total current assets                                                                  87,884          141,008
                                                                                            ------------     ------------

Property, plant and equipment, net                                                                52,743           53,747
                                                                                            ------------     ------------

Other assets:
     Intangible assets, net                                                                      112,414          110,121
     Goodwill                                                                                    112,131          112,131
     Debt issue costs and other assets                                                             8,103            4,703
                                                                                            ------------     ------------
            Total other assets                                                                   232,648          226,955
                                                                                            ------------     ------------

            Total assets                                                                    $    373,275     $    421,710
                                                                                            ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                       $     17,177     $     10,957
     Accrued personnel costs                                                                       8,669           11,919
     Other accrued liabilities                                                                    16,522           23,936
     Current portion of long-term debt                                                            27,475            5,012
     Current portion of unamortized non-refundable license fees                                    3,865            2,066
                                                                                            ------------     ------------
            Total current liabilities                                                             73,708           53,890
                                                                                            ------------     ------------

Long-term liabilities:
     Long-term debt                                                                              104,044           45,035
     Deferred income taxes                                                                        50,663           51,273
     Unamortized non-refundable license fees and other long-term liabilities                       4,703            3,860
                                                                                            ------------     ------------
            Total long-term liabilities                                                          159,410          100,168
                                                                                            ------------     ------------
            Total liabilities                                                                    233,118          154,058
                                                                                            ------------     ------------

Commitments and contingencies

Stockholders' equity:
     Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 27,878 shares at September 30, 2003 (including 467 shares held in treasury) and 33,413 shares at March 31, 2004 (including 437
       shares held in treasury)                                                                       28               33
     Capital in excess of par value                                                              130,936          229,562
     Retained earnings                                                                            12,213           40,932
     Treasury stock, at cost                                                                      (2,783)          (2,683)
     Other                                                                                          (237)            (192)
                                                                                            ------------     ------------
            Total stockholders' equity                                                           140,157          267,652
                                                                                            ------------     ------------

            Total liabilities and stockholders' equity                                      $    373,275     $    421,710
                                                                                            ============     ============


                                                     See accompanying notes.

                                                               3

                                                   HEADWATERS INCORPORATED

                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                          (Unaudited)

                                                                          Three Months Ended                 Six Months Ended
                                                                                   March 31,                        March 31,
                                                            --------------------------------- --------------------------------
(in thousands, except per-share data)                                  2003             2004             2003            2004
----------------------------------------------------------- ---------------- ---------------- ---------------- ---------------
Revenue:
     Sales of chemical reagents                                $     33,123     $     32,229     $     62,191    $     63,109
     License fees                                                     8,948           36,277           17,726          45,832
     Coal combustion products revenues                               31,168           39,592           69,454          84,692
     Sales of construction materials                                 11,700           11,248           22,784          23,181
     Other revenues                                                   1,114              175            2,607           4,175
                                                               ------------     ------------     ------------    ------------
          Total revenue                                              86,053          119,521          174,762         220,989
                                                               ------------     ------------     ------------    ------------

Operating costs and expenses:
     Cost of chemical reagents sold                                  21,782           21,759           40,793          43,019
     Cost of coal combustion products revenues                       23,422           28,501           51,418          60,746
     Cost of construction materials sold                              8,672            9,789           17,077          19,256
     Cost of other revenues                                           1,135              252            2,132             317
     Depreciation and amortization                                    3,167            3,239            6,251           6,507
     Research and development                                         1,106            1,460            2,120           3,456
     Selling, general and administrative                             10,001           16,498           20,225          27,617
                                                               ------------     ------------     ------------    ------------
        Total operating costs and expenses                           69,285           81,498          140,016         160,918
                                                               ------------     ------------     ------------    ------------

Operating income                                                     16,768           38,023           34,746          60,071
                                                               ------------     ------------     ------------    ------------

Other income (expense):
     Interest and net investment income                                  81              314              171             362
     Interest expense                                                (3,541)          (6,011)          (8,068)        (11,350)
     Losses on notes receivable                                      (2,142)            (504)          (2,142)         (1,038)
     Other, net                                                          23           (1,385)              84          (1,356)
                                                               ------------     ------------     ------------    ------------
          Total other income (expense), net                          (5,579)          (7,586)          (9,955)        (13,382)
                                                               ------------     ------------     ------------    ------------

Income before income taxes                                           11,189           30,437           24,791          46,689

Income tax provision                                                 (4,400)         (11,810)          (9,950)        (17,970)
                                                               ------------     ------------     ------------    ------------

Net income                                                     $      6,789     $     18,627     $     14,841    $     28,719
                                                               ============     ============     ============    ============

Basic earnings per common share                                $       0.25     $       0.57     $       0.55    $       0.95
                                                               ============     ============     ============    ============

Diluted earnings per common share                              $       0.24     $       0.55     $       0.53    $       0.91
                                                               ============     ============     ============    ============



                                                     See accompanying notes.

                                                               4

                                                     HEADWATERS INCORPORATED

                         CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                                             For the Six Months Ended March 31, 2004



                                         Common stock       Capital in                                                   Total
                                      -------------------     excess       Retained      Common stock                stockholders'
(in thousands)                         Shares    Amount    of par value    earnings    held in treasury     Other       equity
----------------------------------    --------- --------- -------------- ------------ ------------------ ---------- --------------
Balances as of September 30, 2003       27,878       $28       $130,936     $12,213        $(2,783)        $(237)      $140,157

Common stock issued for cash, net
 of offering costs of $6,387             4,958         5         90,298                                                  90,303

Exercise of stock options and
 warrants                                  577        --          5,082                                                   5,082

Tax benefit from exercise of
 stock options and warrants                                       2,910                                                   2,910

30 shares of treasury stock
 transferred to employee stock
 purchase plan, at cost                                             336                        100                          436

Amortization of deferred
 compensation from stock
 options                                                                                                      45             45

Net income for the six months
 ended March 31, 2004                                                        28,719                                      28,719
                                        ------   -------    -----------   ---------     ----------      --------    -----------
Balances as of March 31, 2004           33,413   $    33    $   229,562   $  40,932     $   (2,683)     $   (192)   $   267,652
                                        ======   =======    ===========   =========     ==========      ========    ===========


                                                     See accompanying notes.

                                                                5

                                                     HEADWATERS INCORPORATED

                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)

                                                                                                 Six Months Ended March 31,
                                                                                               --------------------------------
     (in thousands)                                                                                      2003             2004
---------------------------------------------------------------------------------------------- --------------- ----------------
  Cash flows from operating activities:
  Net income                                                                                     $     14,841    $     28,719
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                                                                     6,251           6,507
      Non cash interest expense related to amortization of debt discount
       and debt issue costs                                                                             1,604           7,631
      Deferred income taxes                                                                               322             743
      Income tax benefit from exercise of stock options                                                   750           2,910
      Amortization of non-refundable license fees                                                        (589)           (590)
      Net loss (gain) on disposition of property, plant and equipment                                    (116)            663
      Write-down of notes receivable                                                                    2,142           1,038
      Decrease (increase) in trade receivables                                                            493         (34,625)
      Decrease (increase) in short-term trading investments                                             3,121         (30,647)
      Other changes in operating assets and liabilities, net                                          (11,011)            592
                                                                                                 ------------    ------------
  Net cash provided by (used in) operating activities                                                  17,808         (17,059)
                                                                                                 ------------    ------------

  Cash flows from investing activities:
    Purchase of property, plant and equipment                                                          (2,910)         (4,890)
    Proceeds from disposition of property, plant and equipment                                            162              53
    Increase in intangible assets                                                                          --          (1,045)
    Net increase in other assets                                                                         (407)         (1,406)
                                                                                                 ------------    ------------
  Net cash used in investing activities                                                                (3,155)         (7,288)
                                                                                                 ------------    ------------

  Cash flows from financing activities:
    Net proceeds from issuance of common stock                                                             --          90,303
    Net proceeds from issuance of long-term debt                                                           --          49,205
    Payments on long-term debt                                                                        (15,137)       (134,876)
    Proceeds from exercise of options and warrants                                                        692           5,082
    Employee stock purchases                                                                              390             436
                                                                                                 ------------    ------------
  Net cash provided by (used in) financing activities                                                 (14,055)         10,150
                                                                                                 ------------    ------------

  Net increase (decrease) in cash and cash equivalents                                                    598         (14,197)

  Cash and cash equivalents, beginning of period                                                        7,284          18,732
                                                                                                 ------------    ------------

  Cash and cash equivalents, end of period                                                       $      7,882    $      4,535
                                                                                                 ============    ============


                                                     See accompanying notes.

                                                               6

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


1.   Nature of Operations and Basis of Presentation

     Operations - Headwaters Incorporated is incorporated in Delaware. Headwaters owns 100% of Industrial Services Group, Inc. ("ISG"), a Utah-based company acquired by Headwaters in September 2002, and 100% of Headwaters Technology Innovation Group, Inc. ("HTI") (formerly Hydrocarbon Technologies, Inc.), a New Jersey company acquired by Headwaters in August 2001. In addition, as described in more detail in Note 11, Headwaters acquired VFL Technology Corporation in April 2004 and has entered into a purchase agreement to acquire the ownership interests of Eldorado Stone, LLC. Headwaters' focus is on enhancing the value of coal, gas, oil and other natural resources. Headwaters currently generates revenue from licensing its chemical technologies to produce synthetic fuel and from managing coal combustion products ("CCPs"). Headwaters intends to continue to expand its business through growth of existing operations, commercialization of technologies currently being developed, and strategic acquisitions of entities that operate in adjacent industries.

     Through its proprietary Covol Fuels process, Headwaters adds value to the production of coal-based solid synthetic fuels primarily for use in electric power generation plants. Headwaters currently licenses its technologies to the owners of 28 of a company-estimated 75 coal-based solid synthetic fuel facilities in the United States. ISG, through its wholly-owned subsidiary ISG Resources, Inc., is the nation's largest provider of CCP management and marketing services to the electric power industry, serving more than 100 coal-fired electric power generation plants nationwide. Through its distribution network of over 110 locations, ISG is the leading provider of high quality fly ash to the building products and ready mix concrete industries in the United States. ISG's construction materials segment develops, manufactures and distributes value-added bagged concrete, stucco, mortar and block products that utilize fly ash. ISG also develops and deploys technologies for maintaining and improving fly ash quality. Headwaters, through its wholly-owned subsidiary HTI, conducts research and development activities directed at catalyst technologies to convert coal and heavy oil into environmentally-friendly, high-value liquid fuels. In addition, HTI has developed a unique process to custom design nanocatalysts that could be used in multiple industrial applications.

     Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist of normal recurring adjustments, including adjustments for the transactions described in Notes 6, 9, 10 and 11. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters' Annual Report on Form 10-K for the year ended September 30, 2003 ("Form 10-K") and in Headwaters' Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

     Headwaters' fiscal year ends on September 30 and unless otherwise noted, future references to 2003 refer to Headwaters' fiscal quarter and/or six-month period ended March 31, 2003, and references to 2004 refer to Headwaters' fiscal quarter and/or six-month period ended March 31, 2004. The consolidated financial statements include the accounts of Headwaters and all of its subsidiaries, only two of which have significant operations, ISG and HTI. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the time required to obtain accurate financial information related to HTI's foreign contracts, for financial reporting purposes HTI's financial statements have historically been consolidated with Headwaters' financial statements using a one-month lag. Effective October 1, 2003, Headwaters eliminated this one-month lag because of the decreased significance of HTI's foreign contracts. Accordingly, seven months of HTI's results of operations have been included in the consolidated statement of income for the six months ended March 31, 2004. Due to the seasonality of ISG's business and other factors, Headwaters' consolidated results of operations for 2004 are not indicative of the results to be expected for the full fiscal 2004 year.

     Common Stock Options - Headwaters has elected to continue to apply the intrinsic value method as prescribed by APB 25 in accounting for options granted to employees, officers and directors and does not currently plan to change to the fair value method unless required by changes in accounting standards. The alternative fair value method of accounting prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"),

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


     requires the use of option valuation models that were developed for use in valuing traded stock options, as discussed below. Under APB 25, no compensation expense is recognized for stock option grants to employees, officers and directors when the exercise price of stock options equals or exceeds the market price of Headwaters' common stock on the date of grant.

     In years prior to 1998, certain options were granted with terms considered compensatory. In such instances, the related compensation cost is amortized to expense over the applicable vesting period on a straight-line basis. Amortized compensation expense related to compensatory options granted in prior years was approximately $22,000 for each of the three-month periods ended March 31, 2003 and 2004 and approximately $45,000 for each of the six-month periods ended March 31, 2003 and 2004. If the fair value provision of SFAS No. 123 would have been applied to all options granted, compensation expense would have been approximately $932,000 and $1,021,000 for the three months ended March 31, 2003 and 2004, respectively, and approximately $1,765,000 and $2,015,000 for the six months ended March 31, 2003 and 2004, respectively, and net income and earnings per share would have been changed to the pro forma amounts shown in the table below.

                                                         Three Months Ended March 31,    Six Months Ended March 31,
                                                      -------------------------------- -----------------------------
         (in thousands, except per-share data)                   2003            2004          2003            2004
         -------------------------------------------- ---------------- --------------- ------------- ---------------
         Net income - as reported                        $      6,789    $     18,627  $     14,841    $     28,719

         Pro forma additional compensation expense               (910)           (999)       (1,720)         (1,970)
                                                         ------------    ------------  ------------    ------------
         Net income - pro forma                          $      5,879    $     17,628  $     13,121    $     26,749
                                                         ============    ============  ============    ============


         Basic earnings per share - as reported          $       0.25    $       0.57  $       0.55    $       0.95
                                  - pro forma            $       0.22    $       0.54  $       0.49    $       0.88

         Diluted earnings per share - as reported        $       0.24    $       0.55  $       0.53    $       0.91
                                    - pro forma          $       0.21    $       0.52  $       0.47    $       0.85


     The fair values of stock option grants for 2003 and 2004 were determined using the Black-Scholes option pricing model and the following assumptions: expected stock price volatility of 40% to 60%, risk-free interest rates ranging from 1.3% to 4.0%, weighted average expected option lives of 4 to 5 years, and no dividend yield. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because Headwaters' stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect their fair value, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of stock options.

     Reclassifications - Certain prior period amounts have been reclassified to conform with the current period's presentation. The reclassifications had no effect on net income or total assets.

     Recent Accounting Pronouncements - Headwaters has reviewed all recently issued accounting standards that have not yet been adopted in order to determine their potential effect, if any, on the results of operations or financial position of Headwaters. Based on that review, Headwaters does not currently believe that any of these recent accounting pronouncements will have a significant effect on its current or future financial position, results of operations, cash flows or disclosures.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


2.   Segment Reporting

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

                                                   Alternative                Construction
       (in thousands)                                Energy        CCPs         Materials      Corporate     Totals
       ------------------------------------------ ------------- ------------ ---------------- ------------ -----------
       Three Months Ended March 31, 2003

       Segment revenue                              $   43,185   $   31,168       $   11,700    $      --   $    86,053
                                                    ==========   ==========       ==========    =========   ===========

       Depreciation and amortization                $     (317)  $   (2,638)      $     (124)   $     (88)  $    (3,167)
                                                    ==========   ==========       ==========    =========   ===========

       Operating income (loss)                      $   17,480   $    1,918       $    1,145    $  (3,775)  $    16,768
                                                    ==========   ==========       ==========    =========
            Net interest expense                                                                                 (3,460)
            Other income (expense), net                                                                          (2,119)
            Income tax provision                                                                                 (4,400)
                                                                                                            -----------
       Net income                                                                                           $     6,789
                                                                                                            ===========


       Capital expenditures                         $       20   $    1,789       $      372    $      11   $     2,192
                                                    ==========   ==========       ==========    =========   ===========

       Three Months Ended March 31, 2004

       Segment revenue                              $   68,681   $   39,592       $   11,248    $      --   $   119,521
                                                    ==========   ==========       ==========    =========   ===========

       Depreciation and amortization                $     (310)  $   (2,700)      $     (162)   $     (67)  $    (3,239)
                                                    ==========   ==========       ==========    =========   ===========

       Operating income (loss)                      $   40,893   $    4,814       $     (904)   $  (6,780)  $    38,023
                                                    ==========   ==========       ==========    =========
            Net interest expense                                                                                 (5,697)
            Other income (expense), net                                                                          (1,889)
            Income tax provision                                                                                (11,810)
                                                                                                            -----------
       Net income                                                                                           $    18,627
                                                                                                            ===========

       Capital expenditures                         $      165   $    1,553       $       47    $      19   $     1,784
                                                    ==========   ==========       ==========    =========   ===========

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)

                                                   Alternative                Construction
       (in thousands)                                Energy        CCPs         Materials      Corporate     Totals
       ------------------------------------------ ------------- ------------ ---------------- ------------ -----------
       Six Months Ended March 31, 2003

       Segment revenue                              $   82,524   $   69,454       $   22,784    $      --   $   174,762
                                                    ==========   ==========       ==========    =========   ===========

       Depreciation and amortization                $     (640)  $   (5,177)      $     (298)   $    (136)  $    (6,251)
                                                    ==========   ==========       ==========    =========   ===========

       Operating income (loss)                      $   33,792   $    5,948       $    1,934    $  (6,928)  $    34,746
                                                    ==========   ==========       ==========    =========
            Net interest expense                                                                                 (7,897)
            Other income (expense), net                                                                          (2,058)
            Income tax provision                                                                                 (9,950)
                                                                                                            -----------
       Net income                                                                                           $    14,841
                                                                                                            ===========

       Capital expenditures                         $      129   $    2,357       $      400    $      24   $     2,910
                                                    ==========   ==========       ==========    =========   ===========

       Six Months Ended March 31, 2004

       Segment revenue                              $  113,116   $   84,692       $   23,181    $      --   $   220,989
                                                    ==========   ==========       ==========    =========   ===========

       Depreciation and amortization                $     (660)  $   (5,392)      $     (329)   $    (126)  $    (6,507)
                                                    ==========   ==========       ==========    =========   ===========

       Operating income (loss)                      $   59,429   $   11,136       $     (165)   $ (10,329)  $    60,071
                                                    ==========   ==========       ==========    =========
            Net interest expense                                                                                (10,988)
            Other income (expense), net                                                                          (2,394)
            Income tax provision                                                                                (17,970)
                                                                                                            -----------
       Net income                                                                                           $    28,719
                                                                                                            ===========

       Capital expenditures                         $      312   $    4,436       $      111    $      31   $     4,890
                                                    ==========   ==========       ==========    =========   ===========

       Segment Assets as of March 31, 2004          $   71,855   $  282,208       $   21,716    $  45,931   $   421,710
                                                    ==========   ==========       ==========    =========   ===========

3.   Issuance of Securities

     Issuance of Common Stock - Headwaters has an effective universal shelf registration statement on file with the SEC that can be used for the sale of common stock, preferred stock, convertible debt and other securities. In December 2003, Headwaters filed a prospectus supplement to the shelf registration statement and issued 4,750,000 shares of common stock under this shelf registration statement in an underwritten public offering. In January 2004, an additional 208,457 shares of common stock were issued upon exercise of the underwriters' over-allotment option. In total, proceeds of $90,303,000 were received, net of offering costs of $6,387,000. Following these issuances of common stock, approximately $53,000,000 remains available for future offerings of securities under the shelf registration statement. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering would commence under the registration statement.

     2003 Stock Incentive Plan Awards - In March 2004, Headwaters' stockholders approved an increase in the number of shares available for award grants under Headwaters' 2003 Stock Incentive Plan by 1,500,000. In April 2004, Headwaters granted to officers and employees options to purchase approximately 430,000 shares of common stock and issued approximately 54,000 shares of restricted common stock, all under terms of the 2003 Stock Incentive Plan. The stock options vest over five years and have an exercise price of $23.79 per share, the fair market value of Headwaters' common stock on the date of grant. The restricted stock was issued at no cost to the recipients and also vests over five years.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


4.   Inventories

     Inventories consisted of the following at:

                                               September 30,
          (in thousands)                                2003   March 31, 2004
          ----------------------------------- --------------- ----------------

          Raw materials                           $    1,059       $      938
          Finished goods                               6,768            8,986
                                                  ----------       ----------
                                                  $    7,827       $    9,924
                                                  ==========       ==========

5.   Intangible Assets

     Intangible Assets - Headwaters has no intangible assets that are not being amortized. The following table summarizes the gross carrying amounts and the related accumulated amortization of all amortizable intangible assets as of:

                                                           September 30, 2003                 March 31, 2004
                                                     -------------------------------- --------------------------------
                                                         Gross                            Gross
                                        Estimated       Carrying       Accumulated       Carrying       Accumulated
        (in thousands)                useful lives       Amount       Amortization        Amount       Amortization
        ----------------------------- -------------- --------------- ---------------- --------------- ----------------
        ISG contracts                   20 years          $ 106,400         $  5,499       $ 106,400         $  8,159
        HTI patented technologies       15 years              9,700            1,293           9,700            1,670
        ISG patents                   7 1/2 years             2,764              373           2,764              557
        Other                         9 - 17 years            1,522              807           2,567              924
                                                          ---------         --------       ---------         --------
                                                          $ 120,386         $  7,972       $ 121,431         $ 11,310
                                                          =========         ========       =========         ========

     Total amortization expense related to intangible assets was approximately $1,626,000 and $1,659,000 for the three months ended March 31, 2003 and 2004, respectively, and approximately $3,252,000 and $3,338,000 for the six months ended March 31, 2003 and 2004, respectively. Total estimated annual amortization expense for fiscal year 2004 is approximately $6,630,000. Total estimated annual amortization expense for fiscal years 2005 through 2007 is approximately $6,560,000 per year. Total estimated annual amortization expense for fiscal year 2008 is approximately $6,400,000.

6.   Long-term Debt

     Long-term debt consisted of the following at:

                                                                           September 30,
        (in thousands)                                                              2003  March 31, 2004
        --------------------------------------------------------------- ----------------- ---------------
        Senior secured debt                                                   $       --      $   50,000

        Senior secured debt with a face amount totaling $114,851,
         repaid in full as of March 31, 2004                                     111,766              --

        Senior subordinated debentures with a face amount totaling
         $20,000                                                                  19,682              --

        Other                                                                         71              47
                                                                              ----------      ----------
                                                                                 131,519          50,047
        Less: current portion                                                    (27,475)         (5,012)
                                                                              ----------      ----------
        Total long-term debt                                                  $  104,044      $   45,035
                                                                              ==========      ==========

     New Senior Secured Credit Agreement - In March 2004, Headwaters entered into a credit agreement with a syndication of lenders under which a total of $50,000,000 was borrowed under a term loan arrangement and which provides for an additional $50,000,000 to be borrowed under a revolving credit arrangement. The initial $50,000,000 of proceeds were used to repay in full the remaining balance due under Headwaters' former Term B senior secured credit agreement.

     The $50,000,000 term loan is secured by all assets of Headwaters, bears interest at a variable rate (approximately 3.4% at March 31, 2004), and is repayable in quarterly installments of $1,250,000, commencing June 2004 and

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


     continuing through September 2007. The remaining principal of $32,500,000 is repayable in November 2007, the termination date of the credit agreement. Optional prepayments of the term loan can be made at Headwaters' discretion, subject to certain minimum amount requirements specified in the credit agreement. Beginning December 31, 2004 and continuing each year thereafter, Headwaters must make mandatory prepayments to the extent of 50% of Headwaters' fiscal year "excess cash flows," as defined. Once repaid in full or in part, no further borrowings under the term loan arrangement can be made.

     The credit agreement contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset liens, capital expenditures in excess of $15,000,000 in any fiscal year and the payment of dividends, among others. In addition, Headwaters must meet minimum net worth requirements and maintain certain financial ratios, including leverage ratios and a fixed charge coverage ratio, as those terms are defined in the credit agreement. The initial net worth requirement is $200,308,000 and is increased by 50% of Headwaters' consolidated net income earned subsequent to March 31, 2004. Headwaters must maintain a total leverage ratio of 2.5:1.0 or less and a senior debt leverage ratio of 1.5:1.0 or less. Headwaters is in compliance with all debt covenants as of March 31, 2004.

     Borrowing terms under the revolving credit arrangement are generally the same as those described in the preceding paragraphs except that reborrowings of any available portion of the $50,000,000 revolver can be made at any time. Finally, the credit agreement allows for the issuance of letters of credit, provided there is capacity under the revolving credit arrangement. Currently, two letters of credit totaling $3,150,000 are outstanding, with expiration dates in April 2005. There have been no other letters of credit issued and no funds have been borrowed under the revolving credit arrangement. Headwaters currently pays a fee of 0.375% on the unused portion of the revolving credit arrangement.

     Former Senior Secured Credit Agreement - In connection with the ISG acquisition in 2002, Headwaters entered into a $175,000,000 senior secured credit agreement with a syndication of lenders, under which a total of $155,000,000 was borrowed as a term loan on the acquisition date. The credit agreement also allowed up to $20,000,000 to be borrowed under a revolving credit arrangement. The debt was issued at a 3% discount and Headwaters received net cash proceeds of $150,350,000. The original issue discount was accreted using the effective interest method and the accretion was recorded as interest expense. The debt was secured by all assets of Headwaters, bore interest at a variable rate and was repayable in quarterly installments through August 30, 2007.

     During the quarter ended December 31, 2003, principal repayments totaling $39,714,000 were made, including $33,471,000 of optional prepayments. During the quarter ended March 31, 2004, the remaining balance was repaid in full using available cash and $50,000,000 of proceeds from the new senior debt facility described above. In connection with the full repayment of this debt, non cash interest expense totaling approximately $5,023,000 was recognized in the March 2004 quarter, representing amortization of all of the remaining debt discount and debt issue costs related to this debt.

     Senior Subordinated Debentures - In connection with the ISG acquisition, Headwaters also entered into a $20,000,000 subordinated loan agreement, under which senior subordinated debentures were issued at a 2% discount, with Headwaters receiving net cash proceeds of $19,600,000. The original issue discount was accreted using the effective interest method and the accretion was recorded as interest expense. ISG management participated in one-half, or $10,000,000, of the $20,000,000 of debt issued. The other half was issued to a corporation. The debentures were due in 2007; however, in December 2003, the debentures were repaid in full, including a 4% or $400,000 prepayment charge paid to the corporation holding $10,000,000 of the debentures. This charge, along with all remaining unamortized debt discount and debt issue costs, is included in interest expense in the consolidated statement of income.

     Interest Costs - During the three- and six-month periods ended March 31, 2004, Headwaters incurred total interest costs of approximately $6,124,000 and $11,624,000, respectively, including approximately $5,043,000 and $7,631,000, respectively, of non-cash interest expense and approximately $113,000 and $274,000, respectively of interest costs that were capitalized. During the three- and six-month periods ended March 31, 2003, Headwaters incurred total interest costs of approximately $3,577,000 and $8,114,000, respectively, including approximately $653,000 and $1,604,000, respectively, of non-cash interest expense and approximately $36,000 and $46,000, respectively of interest costs that were capitalized. The

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


     weighted-average interest rate on the face amount of outstanding long-term debt, disregarding amortization of debt issue costs and debt discount, was approximately 7.2% at September 30, 2003 and 3.4% at March 31, 2004.

7.   Income Taxes

     The income tax provision consisted of the following:

                                                        Three Months Ended March 31,     Six Months Ended March 31,
                                                     -------------------------------- ------------------------------
         (in thousands)                                          2003           2004           2003            2004
         ------------------------------------------- ----------------- -------------- -------------- ---------------
         Current tax provision:
              Federal                                       $   5,060      $  10,800      $   8,510       $  16,192
              State                                               518            573          1,118           1,035
                                                            ---------      ---------      ---------       ---------
         Total current tax provision                            5,578         11,373          9,628          17,227

         Deferred tax provision:
              Federal                                          (1,050)           428            300             710
              State                                              (128)             9             22              33
                                                            ---------      ---------      ---------       ---------
         Total deferred tax provision                          (1,178)           437            322             743
                                                            ---------      ---------      ---------       ---------
         Total income tax provision                         $   4,400      $  11,810      $   9,950       $  17,970
                                                            =========      =========      =========       =========
8.   Earnings per Share

                                                        Three Months Ended March 31,     Six Months Ended March 31,
         (in thousands, except per-share data)                   2003           2004           2003            2004
         ------------------------------------------- ----------------- -------------- -------------- ---------------
         Numerator - Net income                             $   6,789      $  18,627      $  14,841       $  28,719
                                                            =========      =========      =========       =========

         Denominator:
         Denominator for basic earnings per share -
          weighted-average shares outstanding                  26,983         32,782         26,909          30,371

         Effect of dilutive securities - shares
          issuable upon exercise of options and
          warrants                                              1,118          1,322          1,224           1,222
                                                            ---------      ---------      ---------       ---------
         Denominator for diluted earnings per
          share - weighted-average shares
          outstanding after assumed exercises                  28,101         34,104         28,133          31,593
                                                            =========      =========      =========       =========

         Basic earnings per share                           $    0.25      $    0.57      $    0.55       $    0.95
                                                            =========      =========      =========       =========

         Diluted earnings per share                         $    0.24      $    0.55      $    0.53       $    0.91
                                                            =========      =========      =========       =========

     Anti-dilutive securities not considered in the diluted earnings per share calculation, consisting of out-of-the money options, totaled approximately 510,000 and 0 shares for the three months ended March 31, 2003 and 2004, respectively, and 400,000 and 10,000 shares for the six months ended March 31, 2003 and 2004, respectively.

9.   Other Revenue

     In December 2003, Headwaters recorded $3,625,000 of other revenue representing fees for technology licensed by HTI to a Chinese company. This amount was paid to HTI in January 2004.

10.  Commitments and Contingencies

     Commitments and contingencies as of March 31, 2004 not disclosed elsewhere, are as follows:

     Purchase Commitments - Certain ISG contracts with its suppliers require ISG to make minimum purchases. During the quarter ended December 31, 2003, one of ISG's minimum purchase contracts was amended. The amendment decreased the annual purchase commitment and also extended the term of the contract for several years. Due to the extended life of the contract, ISG's total

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


     future minimum purchase requirements increased by approximately $17,925,000 during 2004 through 2011.

     Medical Insurance - Effective January 1, 2003, Headwaters adopted a self-insured medical insurance plan for its employees and the employees of all of its subsidiaries. Currently, this plan has stop-loss coverage for amounts in excess of $100,000 per individual and approximately $7,500,000 in the aggregate for the plan year ending December 31, 2004. Headwaters has contracted with a third-party administrator to assist in the payment and administration of claims. Insurance claims are recognized as expenses when incurred and include an estimate of costs for claims incurred but not reported at the balance sheet date. As of March 31, 2004, approximately $992,000 is accrued for claims incurred from January through March 31, 2004 that have not been paid.

     Incentive Agreements with ISG Principals - In January 2003, Headwaters executed incentive agreements with three of the former stockholders and officers of ISG, all of whom were officers of either Headwaters or ISG following the ISG acquisition. The agreements called for contingent payments totaling up to $5,000,000 in the event of (i) a change in control, as defined, or (ii) continuing employment through September 2004 and an average stock price for Headwaters' common stock for any calendar quarter exceeding $20 per share. The maximum payments would be required if there were a change in control prior to October 2004, or if the officers remain employed through September 2004 and the average stock price for any calendar quarter reaches $25 per share or more. During the quarter ended December 31, 2003, two of the three officers resigned their positions. As a result, the maximum payment that could be required under the remaining incentive agreement is $1,500,000 for the remaining officer. During the quarter ended March 31, 2004, Headwaters recorded an expense of approximately $940,000 related to this obligation.

     Property, Plant and Equipment - As of March 31, 2004, Headwaters was committed to spend approximately $7,000,000 to complete capital projects that were in various stages of completion.

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

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


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

     Senate Permanent Subcommittee on Investigations - On October 29, 2003, the Permanent Subcommittee on Investigations of the Government Affairs Committee of the United States Senate issued a notification of pending

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


     investigations. The notification listed the synthetic fuel tax credit as a new item. In March 2004, the Subcommittee described its investigation as follows: "The Subcommittee is continuing its investigation of tax credits claimed under Section 29 of the Internal Revenue Code for the sale of coal-based synthetic fuels. This investigation is examining the utilization of these tax credits, the nature of the technologies and fuels created, the use of these fuels, and other aspects of Section 29. The investigation will also address the IRS's administration of Section 29 tax credits." The Subcommittee is expected to hold a hearing in June 2004 regarding its investigation of Section 29 tax credits.

     The effect that the Senate subcommittee investigation of synthetic fuel tax credits may have on the industry is unknown. While the investigation is pending, buyers may be unwilling to engage in transactions to purchase synthetic fuel facilities. If current owners are unable to sell their facilities, production may not be maximized, materially adversely affecting Headwaters' revenues.

     Legislation - Under current law, Section 29 tax credits for synthetic fuel produced from coal expire on December 31, 2007. There have been initiatives from time to time to modify Section 29. Recently, a member of the House of Representatives introduced legislation to repeal Section 29. If Section 29 is repealed or adversely modified, synthetic fuel facilities would probably either close or substantially curtail production, having a material adverse effect on the revenues and net income of Headwaters.

     License Fees - Pursuant to the contractual terms of an agreement with a certain licensee, the license fees owed to Headwaters, which have accumulated during the past two and a half years, have been placed in escrow for the benefit of Headwaters, pending resolution of an audit of the licensee by the Internal Revenue Service ("IRS"). As of March 31, 2004, the escrowed license fees and earned interest, net of the amount Headwaters will be required to pay to a third party, were approximately $28,000,000. Approximately $3,000,000 of this amount related to revenue recorded in the March 2004 quarter and approximately $25,000,000 was recorded as revenue related to prior periods.

     Prior to December 31, 2003, certain accounting rules governing revenue recognition, requiring that the seller's price to the buyer be "fixed or determinable" as well as reasonably certain of collection, appeared to preclude revenue recognition for the amounts placed in escrow because they were potentially subject to adjustment based on the outcome of the IRS audit. Accordingly, none of the escrowed amounts were recognized as revenue in the consolidated statements of income through December 31, 2003. During the March 2004 quarter, the fieldwork for the tax audit of the licensee was completed and there were no proposed adjustments to the tax credits claimed by the licensee. As a result, Headwaters recognized revenue relating to the funds deposited in the escrow account totaling approximately $27,900,000. Interest income of approximately $164,000 was also recognized. The IRS audit is currently in administrative review and disbursements from the escrow account are expected to occur upon resolution of the IRS review, as defined in the license agreement.

     In addition to the escrowed amounts, this same licensee has also set aside substantial amounts for working capital and other operational contingencies as provided for in the contractual agreements. These amounts will eventually be paid out to various parties having an interest in the cash flows from the licensee's operations, including Headwaters, if they are not used for working capital and other operational contingencies. As a result, Headwaters currently expects to receive at some future date a portion of those reserves, the amount of which is not currently determinable and therefore, not recognizable.

11.  Acquisitions

     As described in the following paragraphs, in April 2004, Headwaters completed the acquisition of one company and signed a definitive agreement to acquire a second company.

     VFL Technology Corporation - On April 9, 2004, Headwaters acquired 100% of the common stock of VFL Technology Corporation, based in West Chester, Pennsylvania, for a total purchase price of approximately $29,000,000, consisting of cash and debt. This acquisition broadens the scope of services Headwaters' CCP segment offers, as well as its client base,

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


     principally on the east coast of the United States. VFL's results of operations will be included in Headwaters' consolidated statement of income beginning April 9, 2004.

     Eldorado Stone, LLC - On April 21, 2004, Headwaters entered into a purchase agreement to acquire the ownership interests of Eldorado Stone, LLC, a leading manufacturer of architectural manufactured stone based in San Marcos, California. Eldorado Stone will become a wholly-owned subsidiary of Headwaters, integrated into its construction materials segment. The acquisition, which is subject to regulatory approvals, completion of financing, and other customary conditions, is expected to close in May 2004.

     The total purchase price for Eldorado Stone, excluding direct acquisition costs of approximately $3,500,000, is expected to be approximately $202,500,000. The calculation of the final purchase price will vary based on certain adjustments at the time of closing as well as total closing and transaction costs. Headwaters will use existing cash, financing available under its new credit facility (see Note 6) and new financing to be obtained prior to closing to pay for the acquisition.

     Deferred Acquisition Costs - In the March 2004 quarter, Headwaters expensed approximately $829,000 of deferred acquisition costs related to other acquisition projects that were abandoned.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto included elsewhere herein. Headwaters' fiscal year ends on September 30 and unless otherwise noted, future references to 2003 refer to Headwaters' fiscal quarter and/or six-month period ended March 31, 2003, and references to 2004 refer to Headwaters' fiscal quarter and/or six-month period ended March 31, 2004.

Consolidation and Segments

         The consolidated financial statements include the accounts of Headwaters and all of its subsidiaries, only two of which have significant operations, ISG and HTI. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the time required to obtain accurate financial information related to HTI's foreign contracts, for financial reporting purposes HTI's financial statements have historically been consolidated with Headwaters' financial statements using a one-month lag. Effective October 1, 2003, Headwaters eliminated this one-month lag because of the decreased significance of HTI's foreign contracts. Accordingly, seven months of HTI's results of operations have been included in the consolidated statement of income for the six months ended March 31, 2004.

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

         Due to the seasonality of ISG's business and other factors, Headwaters' consolidated results of operations for 2004 are not indicative of the results to be expected for the full fiscal 2004 year.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

         The information set forth below compares Headwaters' operating results for the three months ended March 31, 2004 ("2004") with operating results for the three months ended March 31, 2003 ("2003").

         Revenue. Total revenue for 2004 increased by $33.4 million or 39% to $119.5 million as compared to $86.1 million for 2003. The major components of revenue are discussed in the sections below.

         Sales of Chemical Reagents. Chemical reagent sales during 2004 were $32.2 million with a corresponding direct cost of $21.8 million. Chemical reagent sales during 2003 were $33.1 million with a corresponding direct cost of $21.8 million. The decrease in chemical reagent sales during 2004 was due primarily to decreased synthetic fuel production by customers with which Headwaters does not have a license agreement, largely offset by increased synthetic fuel production by Headwaters' licensees. The gross margin percentage decreased from 2003 to 2004 due primarily to differing chemical reagent formula requirements of certain licensees and other customers, higher chemical reagent costs, and to a lesser extent, pricing discounts.

         License Fees. During 2004, Headwaters recognized license fee revenue totaling $36.3 million, an increase of $27.4 million or 308% over $8.9 million of license fee revenue recognized during 2003. The primary reason for the increase in license fee revenue in 2004 compared to 2003 was the recognition of approximately $24.9 million of net revenue relating to funds previously deposited in an escrow account by one of Headwaters' licensees relating to funds deposited prior to December 31, 2003 and approximately $3.0 million of net revenue relating to funds deposited and recorded as revenue in the March 2004 quarter.

         Pursuant to the contractual terms of an agreement with the licensee, the license fees owed to Headwaters, which have accumulated during the past two and a half years, had been placed in escrow for the benefit of Headwaters, pending resolution of an audit of the licensee by the Internal Revenue Service ("IRS"). As of March 31, 2004, the escrowed license fees and earned interest, net of the amount Headwaters will be required to pay to a third party, were approximately $28.0 million.

         Prior to December 31, 2003, certain accounting rules governing revenue recognition, requiring that the seller's price to the buyer be "fixed or determinable" as well as reasonably certain of collection, appeared to preclude revenue recognition for the amounts placed in escrow because they were subject to adjustment based on the outcome of the IRS audit. Accordingly, none of the escrowed amounts were recognized as revenue in the consolidated statements of income through December 31, 2003. During the March 2004 quarter, the fieldwork for the tax audit of the licensee was completed and there were no proposed adjustments to the tax credits claimed by the licensee. As a result, Headwaters recognized revenue relating to the funds deposited in the escrow account totaling approximately $27.9 million.

         In addition to the escrowed amounts, this same licensee has also set aside substantial amounts for working capital and other operational contingencies as provided for in the contractual agreements. These amounts will eventually be paid out to various parties having an interest in the cash flows from the licensee's operations, including Headwaters, if they are not used for working capital and other operational contingencies. As a result, Headwaters currently expects to receive at some future date a portion of those reserves, the amount of which is not currently determinable and therefore, not recognizable.

         CCP Revenues. CCP revenues for 2004 were $39.6 million with a corresponding direct cost of $28.5 million. CCP revenues for 2003 were $31.2 million with a corresponding direct cost of $23.4 million. The increase in CCP revenues during 2004 was due primarily to the renegotiation of certain service agreements and increased demand for high quality fly ash products. The gross margin percentage increased from 2003 to 2004 due primarily to benefits realized from the renegotiation of the service agreements.

         Sales of Construction Materials. Sales of construction materials during 2004 were $11.2 million with a corresponding direct cost of $9.8 million. Sales of construction materials during 2003 were $11.7 million with a corresponding direct cost of $8.7 million. The decrease in sales of construction materials during 2004 was due primarily to unfavorable weather conditions in 2004 which impacted the construction industry. The decrease in gross margin percentage from 2003 to 2004 was due primarily to certain inventory and other balance sheet adjustments, some of which related to original purchase price allocations.

         Depreciation and Amortization. These costs were comparable in 2004 and 2003 at $3.2 million.

         Research and Development. Research and development expenses increased by $0.4 million to $1.5 million in 2004 from $1.1 million in 2003. The increase was primarily attributable to increased HTI research and development activities. Management currently expects fiscal 2004 research and development expenses to outpace the level of expenses for 2003 as a result of continued emphasis on HTI's activities.

         Selling, General and Administrative Expenses. These expenses increased $6.5 million to $16.5 million for 2004 from $10.0 million for 2003. The increase in 2004 was due primarily to increased incentive pay expenses, along with certain increases in various other costs incidental to growth, such as payroll-related costs, professional services and insurance. The increase in incentive pay expenses was the result of obligations arising from Headwaters' bonus plans, due in turn to improved operating results in 2004 compared to 2003, a significant portion of which related to revenue recognized from escrowed funds as previously discussed. Cash payments for the incentive pay obligations related to the escrowed funds revenue will be disbursed upon receipt by Headwaters of the escrowed funds.

         Other Income and Expense. During 2004, Headwaters reported net other expense of $7.6 million compared to net other expense of $5.6 million during 2003. The change of $2.0 million was attributable to an increase in interest expense of $2.5 million in 2004, the write-off of $0.8 million of deferred acquisition costs related to projects that were abandoned in 2004, and an increase in the loss on disposition of property, plant and equipment of $0.5 million, offset by a reduction of $1.6 million in note receivable losses and an increase of $0.2 million in interest income.

         Interest expense increased from $3.5 million in 2003 to $6.0 million in 2004 due primarily to accelerated non-cash interest expense related to the substantial increase in debt repayments that were made in 2004 compared to 2003. In 2004, debt repayments totaled approximately $74.8 million, which consisted primarily of early repayments. In 2003, debt repayments totaled approximately $5.2 million. As a result of the increase in repayments in 2004, non-cash interest expense, representing amortization of debt discount and debt issue costs, increased from $0.7 million in 2003 to $5.0 million in 2004. Partially offsetting this large increase in non-cash interest expense was a decrease in cash interest expense in 2004 due to the significantly lower levels of outstanding long-term debt in 2004 compared to 2003.

         A loss of $0.5 million was recorded on a note receivable in 2004 compared to a loss on a note receivable of $2.1 million in 2003. Interest income increased by $0.2 million in 2004, representing interest on funds held in escrow as described previously.

         Income Tax Provision. In 2004, Headwaters recorded an income tax provision at an effective tax rate of approximately 38.8%. In 2003, the effective tax rate was approximately 39.3%. The primary reason for the decrease in the effective tax rate was decreased state income taxes due to tax planning strategies implemented for fiscal year 2004.

Six Months Ended March 31, 2004 Compared to Six Months Ended March 31, 2003

         The information set forth below compares Headwaters' operating results for the six months ended March 31, 2004 ("2004") with operating results for the six months ended March 31, 2003 ("2003").

         Revenue. Total revenue for 2004 increased by $46.2 million or 26% to $221.0 million as compared to $174.8 million for 2003. The major components of revenue are discussed in the sections below.

         Sales of Chemical Reagents. Chemical reagent sales during 2004 were $63.1 million with a corresponding direct cost of $43.0 million. Chemical reagent sales during 2003 were $62.2 million with a corresponding direct cost of $40.8 million. The increase in chemical reagent sales during 2004 was due primarily to significantly increased synthetic fuel production by Headwaters' licensees, largely offset by decreased synthetic fuel production by customers with which Headwaters does not have a license agreement. The gross margin percentage decreased from 2003 to 2004 due primarily to differing chemical reagent formula requirements of certain licensees and other customers, higher chemical reagent costs, and to a lesser extent, pricing discounts.

         License Fees. During 2004, Headwaters recognized license fee revenue totaling $45.8 million, an increase of $28.1 million or 159% over $17.7 million of license fee revenue recognized during 2003. The primary reason for the increase in license fee revenue in 2004 compared to 2003 was the recognition of $24.9 million of net revenue relating to funds previously deposited in an escrow account by one of Headwaters' licensees relating to funds deposited prior to December 31, 2003 and approximately $3.0 million of net revenue relating to funds deposited and recorded as revenue in the March 2004 quarter.

         CCP Revenues. CCP revenues for 2004 were $84.7 million with a corresponding direct cost of $60.7 million. CCP revenues for 2003 were $69.5 million with a corresponding direct cost of $51.4 million. The increase in CCP revenues during 2004 was due primarily to the renegotiation of certain service agreements and increased demand for high quality fly ash products. The gross margin percentage increased from 2003 to 2004 due primarily to benefits realized from the renegotiation of the service agreements.

         Sales of Construction Materials. Sales of construction materials during 2004 were $23.2 million with a corresponding direct cost of $19.3 million. Sales of construction materials during 2003 were $22.8 million with a corresponding direct cost of $17.1 million. The decrease in gross margin percentage from 2003 to 2004 was due primarily to certain inventory and other balance sheet adjustments, some of which related to original purchase price allocations.

         Depreciation and Amortization. These costs increased by $0.2 million to $6.5 million in 2004 from $6.3 million in 2003. The increase was primarily attributable to higher property, plant and equipment balances in 2004 and an extra month of depreciation and amortization of HTI's tangible and intangible assets in 2004.

         Research and Development. Research and development expenses increased by $1.4 million to $3.5 million in 2004 from $2.1 million in 2003. The increase was primarily attributable to increased HTI research and development activities and an extra month of HTI expenses in 2004.

         Selling, General and Administrative Expenses. These expenses increased $7.4 million to $27.6 million for 2004 from $20.2 million for 2003. The increase in 2004 was due primarily to increased incentive pay expenses, along with certain increases in various other costs incidental to growth, primarily payroll-related costs and insurance. The increase in incentive pay expenses was the result of obligations arising from Headwaters' bonus plans, due in turn to improved operating results in 2004 compared to 2003, a significant portion of which related to revenue recognized from escrowed funds as previously discussed. Cash payments for the incentive pay obligations related to the escrowed funds revenue will be disbursed upon receipt by Headwaters of the escrowed funds.

         Other Income and Expense. During 2004, Headwaters reported net other expense of $13.4 million compared to net other expense of $10.0 million during 2003. The change of $3.4 million was primarily attributable to an increase in interest expense of $3.3 million in 2004, the write-off of $0.8 million of deferred acquisition costs related to projects that were abandoned in 2004, and an increase in the loss on disposition of property, plant and equipment of $0.8 million, offset by a reduction of $1.1 million in note receivable losses and an increase of $0.2 million in interest income.

         Interest expense increased from $8.1 million in 2003 to $11.4 million in 2004 due primarily to accelerated non-cash interest expense related to the substantial increase in debt repayments that were made in 2004 compared to 2003. In 2004, debt repayments totaled approximately $134.9 million, which consisted primarily of early repayments. In 2003, debt repayments totaled approximately $15.1 million. As a result of the increase in repayments in 2004, non-cash interest expense, representing amortization of debt discount and debt issue costs, increased from $1.6 million in 2003 to $7.6 million in 2004. Partially offsetting this large increase in non-cash interest expense was a decrease in cash interest expense in 2004 due to the significantly lower levels of outstanding long-term debt in 2004 compared to 2003.

         Losses of $1.0 million were recorded on notes receivable in 2004 compared to a loss on a note receivable of $2.1 million in 2003. Interest income increased by $0.2 million in 2004, representing interest on funds held in escrow as described previously.

         Income Tax Provision. In 2004, Headwaters recorded an income tax provision at an effective tax rate of approximately 38.5%. In 2003, the effective tax rate was approximately 40.1%. The primary reason for the decrease in the effective tax rate was decreased state income taxes due to tax planning strategies implemented for fiscal year 2004.

Liquidity and Capital Resources

         Summary of Cash Flow Activities. Net cash used in operating activities during the six months ended March 31, 2004 ("2004") was $17.1 million compared to $17.8 million of net cash provided by operations during the six months ended March 31, 2003 ("2003"). The primary reason for the significant use of cash in operating activities in 2004 was an increase in short-term trading investments of $30.6 million. Absent the use of cash to purchase short-term trading investments, there would have been $13.6 million of cash provided by operations in 2004, attributable primarily to net income. In addition, trade receivables increased by $34.6 million in 2004 primarily due to recording a receivable from a licensee relating to funds previously deposited in an escrow account, pending resolution of an audit of the licensee by the Internal Revenue Service ("IRS"). The fieldwork for the IRS audit of the licensee was completed in the March 2004 quarter and there were no proposed adjustments to the tax credits claimed by the licensee. The audit is currently in administrative review and disbursements from the escrow account and collection of the receivable are expected to occur upon resolution of the IRS review, as defined in the license agreement.

         In 2004, Headwaters issued 5.0 million shares of common stock under an effective shelf registration statement for net cash proceeds of $90.3 million. Headwaters used $50.0 million of the cash generated from the issuance of common stock to repay debt and the remaining proceeds were invested in short-term trading investments as previously discussed. During 2004, a total of $134.9 million of debt was repaid, which amount includes $50.0 million of cash obtained from the refinancing of Headwaters' senior debt. During 2004, investing activities consisted primarily of payments for the purchase of property, plant and equipment. More details about these activities are provided in the following paragraphs.

         Investing Activities. In 2004, payments for the purchase of property, plant and equipment totaled $4.9 million. These capital expenditures primarily related to ISG's business, in particular the CCP segment. Total capital expenditures for fiscal year 2004 are expected to be comparable with fiscal year 2003 levels.

         Headwaters had two notes receivable with a combined carrying value of approximately $2.5 million at September 30, 2003. In 2004, Headwaters wrote-off the balance of one of these notes and recorded a write-down of the other note receivable, which has a carrying value at March 31, 2004 of approximately $1.5 million. This note receivable is supported by collateral; however, Headwaters could incur additional losses if the remaining balance on the note is not repaid or if the collateral value declines.

         Headwaters intends to continue to expand its business through growth of existing operations, commercialization of technologies currently being developed, and strategic acquisitions of entities that operate in adjacent industries. As described in Note 11 to the consolidated financial statements, in April 2004, Headwaters completed the acquisition of one company and signed a definitive agreement to acquire a second company.

         On April 9, 2004, Headwaters acquired 100% of the common stock of VFL Technology Corporation for a total purchase price of approximately $29.0 million paid in cash (approximately $10.0 million) and debt (approximately $19.0 million), of which $13.0 million is repayable in May 2004 and $6.0 million is repayable over a three-year period ending in 2007.

         On April 21, 2004, Headwaters entered into a purchase agreement to acquire the ownership interests of Eldorado Stone, LLC. This acquisition, which is subject to regulatory approvals, completion of financing, and other customary conditions, is expected to close in May 2004. The total purchase price for Eldorado Stone, excluding direct acquisition costs of approximately $3.5 million, is expected to be approximately $202.5 million. Headwaters will use existing cash, financing available under the new credit facility (described below) and new debt financing to be obtained prior to closing to pay for the acquisition. The new debt financing is currently expected to total approximately $150.0 million; however, the ultimate amount of financing to be obtained, as well as the acquisition itself, is subject to completion.

         It is possible that some portion of cash and cash equivalents and short-term trading investments will be used to fund other acquisitions of complementary businesses in the chemical, energy, building products and related industries. Acquisitions are an important part of Headwaters' business strategy and to that end, Headwaters routinely reviews complementary acquisitions, including those in the areas of CCP marketing and construction materials and coal and catalyst technologies. The new senior secured credit agreement generally requires approval for acquisitions funded with cash in excess of $30.0 million individually or in excess of $50.0 million in the aggregate. Approval is required for aggregate acquisitions in excess of $20.0 million not funded with cash. These limits apply to acquisitions in any single fiscal year. Approvals from the lenders for the acquisitions of both VFL Technology Corporation and Eldorado Stone were obtained when the new credit agreement was executed. In 2004, Headwaters expensed approximately $0.8 million of deferred acquisition costs related to other acquisition projects that were abandoned.

         Financing Activities. Headwaters has an effective universal shelf registration statement on file with the SEC that can be used for the sale of common stock, preferred stock, convertible debt and other securities. In December 2003, Headwaters filed a prospectus supplement to the shelf registration statement and issued 4.75 million shares of common stock under this shelf registration statement in an underwritten public offering. In January 2004, an additional 0.2 million shares of common stock were issued upon exercise of the underwriters' over-allotment option. In total, proceeds of $90.3 million were received, net of offering costs of $6.4 million. Following these issuances of common stock, approximately $53.0 million remains available for future offerings of securities under the shelf registration statement. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering would commence under the registration statement.

         New Senior Secured Credit Agreement - In March 2004, Headwaters entered into a credit agreement with a syndication of lenders under which a total of $50.0 million was borrowed under a term loan arrangement and which provides for an additional $50.0 million to be borrowed under a revolving credit arrangement. The initial $50.0 million of proceeds were used to repay in full the remaining balance due under Headwaters' former Term B senior secured credit agreement.

         The $50.0 million term loan is secured by all assets of Headwaters, bears interest at a variable rate (approximately 3.4% at March 31, 2004), and is repayable in quarterly installments of $1.25 million, commencing June 2004 and continuing through September 2007. The remaining principal of $32.5 million is repayable in November 2007, the termination date of the credit agreement. Optional prepayments of the term loan can be made at Headwaters' discretion, subject to certain minimum amount requirements specified in the credit agreement. Beginning December 31, 2004 and continuing each year thereafter, Headwaters must make mandatory prepayments to the extent of 50% of Headwaters' fiscal year "excess cash flows," as defined. Once repaid in full or in part, no further borrowings under the term loan arrangement can be made.

         Former Senior Secured Credit Agreement - In connection with the ISG acquisition in 2002, Headwaters entered into a $175.0 million senior secured credit agreement with a syndication of lenders, under which a total of $155.0 million was borrowed as a term loan on the acquisition date. The debt was issued at a 3% discount and Headwaters received net cash proceeds of $150.4 million. The original issue discount was accreted using the effective interest method and the accretion was recorded as interest expense.

         During the quarter ended December 31, 2003, principal repayments totaling $39.7 million were made, including $33.5 million of optional prepayments. During the quarter ended March 31, 2004, the remaining balance was repaid in full using available cash and $50.0 million of proceeds from the new senior debt facility described above. In connection with the full repayment of this debt, non cash interest expense totaling approximately $5.0 million was recognized in the March 2004 quarter, representing amortization of all of the remaining debt discount and debt issue costs related to this debt.

         Senior Subordinated Debentures - In connection with the ISG acquisition, Headwaters also entered into a $20.0 million subordinated loan agreement, under which senior subordinated debentures were issued at a 2% discount, with Headwaters receiving net cash proceeds of $19.6 million. The original issue discount was accreted using the effective interest method and the accretion was recorded as interest expense. ISG management participated in one-half, or $10.0 million, of the $20.0 million of debt issued. The other half was issued to a corporation. The debentures were due in 2007; however, in December 2003, the debentures were repaid in full, including a 4% or $0.4 million prepayment charge paid to the corporation holding $10.0 million of the debentures. This charge, along with all remaining unamortized debt discount and debt issue costs, is included in interest expense in the consolidated statement of income.

         In 2004, cash proceeds from the exercise of options, warrants and employee stock purchases totaled $5.5 million, compared to $1.1 million in 2003.

Option exercise activity is largely dependent on Headwaters' stock price and is not predictable. To the extent non-qualified stock options are exercised, or there are disqualifying dispositions of shares obtained upon the exercise of incentive stock options, Headwaters receives an income tax deduction generally equal to the income recognized by the optionee. Such amounts, reflected in cash flows from operations in the consolidated statements of cash flows, were $0.8 million in 2003 and $2.9 million in 2004. These income tax deductions do not impact income tax expense and the effective income tax rate; rather they are reflected as increases in capital in excess of par value in the consolidated balance sheet.

         Working Capital. In 2004, Headwaters' working capital increased by $72.9 million, to $87.1 million as of March 31, 2004. The most significant changes in the components of working capital were an increase of $16.5 million in cash and investments, an increase of $34.6 million in trade receivables and a decrease of $22.5 million in the current portion of long-term debt. The increase in cash and investments was due primarily to the issuance of common stock described above. Headwaters expects operations to produce positive cash flows in future periods, which, combined with current working capital, is expected to be sufficient for operating needs for the next 12 months.

         Long-term Debt. Management currently believes Headwaters has the ability, if needed, to obtain additional amounts of long-term debt in the future, either by amendment to the current senior secured credit facility or through issuance of other debt securities. Headwaters may, in the future, make optional prepayments of the senior debt depending on actual cash flows, Headwaters' current and expected cash requirements and other factors deemed significant by management.

         The senior secured credit agreement contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset liens, capital expenditures in excess of $15.0 million in any fiscal year and the payment of dividends, among others. In addition, Headwaters must meet minimum net worth requirements and maintain certain financial ratios, including leverage ratios and a fixed charge coverage ratio, as those terms are defined in the credit agreement. The initial net worth requirement is $200.3 million and is increased by 50% of Headwaters' consolidated net income earned subsequent to March 31, 2004. Headwaters must maintain a total leverage ratio of 2.5:1.0 or less and a senior debt leverage ratio of 1.5:1.0 or less. Headwaters is in compliance with all debt covenants as of March 31, 2004.

         Borrowing terms under the revolving credit arrangement are generally the same as those described in the preceding paragraphs except that reborrowings of any available portion of the $50.0 million revolver can be made at any time. Finally, the credit agreement allows for the issuance of letters of credit, provided there is capacity under the revolving credit arrangement. Currently, two letters of credit totaling $3.2 million are outstanding, with expiration dates in April 2005. There have been no other letters of credit issued and no funds have been borrowed under the revolving credit arrangement. Headwaters currently pays a fee of 0.375% on the unused portion of the revolving credit arrangement.

         Income Taxes. As discussed previously, cash payments for income taxes are reduced for disqualifying dispositions of shares obtained upon the exercise of stock options, which totaled $2.9 million for 2004. Headwaters' cash requirements for income taxes in fiscal 2004 are expected to approximate the income tax provision, with some lag due to the seasonality of operations and because estimated income tax payments are typically based on annualizing the fiscal year's income based on year-to-date results.

         Summary of Future Cash Requirements. Significant future cash needs, in addition to operational working capital requirements and acquisition-related funding requirements, are currently expected to consist primarily of debt service payments on outstanding long-term debt, income taxes and capital expenditures.

Senate Permanent Subcommittee on Investigations

         On October 29, 2003, the Permanent Subcommittee on Investigations of the Government Affairs Committee of the United States Senate issued a notification of pending investigations. The notification listed the synthetic fuel tax credit as a new item. In March 2004, the Subcommittee described its investigation as follows: "The Subcommittee is continuing its investigation of tax credits claimed under Section 29 of the Internal Revenue Code for the sale of coal-based synthetic fuels. This investigation is examining the utilization of these tax credits, the nature of the technologies and fuels created, the use of these fuels, and other aspects of Section 29. The investigation will also address the IRS's administration of Section 29 tax credits." The Subcommittee is expected to hold a hearing in June 2004 regarding its investigation of Section 29 tax credits.

         The effect that the Senate subcommittee investigation of synthetic fuel tax credits may have on the industry is unknown. While the investigation is pending, buyers may be unwilling to engage in transactions to purchase synthetic fuel facilities. If current owners are unable to sell their facilities, production may not be maximized, materially adversely affecting Headwaters' revenues.

Legislation

         Under current law, Section 29 tax credits for synthetic fuel produced from coal expire on December 31, 2007. There have been initiatives from time to time to modify Section 29. Recently, a member of the House of Representatives introduced legislation to repeal Section 29. If Section 29 is repealed or adversely modified, synthetic fuel facilities would probably either close or substantially curtail production, having a material adverse effect on the revenues and net income of Headwaters.

Recent Accounting Pronouncements

         Headwaters has reviewed all recently issued accounting standards that have not yet been adopted in order to determine their potential effect, if any, on the results of operations or financial position of Headwaters. Based on that review, Headwaters does not currently believe that any of these recent accounting pronouncements will have a significant effect on its current or future financial position, results of operations, cash flows or disclosures.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Headwaters is exposed to financial market risks, primarily related to changes in interest rates. Headwaters does not use derivative financial instruments for speculative or trading purposes, and no derivative financial instruments were outstanding as of March 31, 2004 or subsequent thereto.

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

         As described in more detail in Note 6 to the consolidated financial statements, Headwaters has outstanding $50.0 million of variable-rate long-term debt as of March 31, 2004, which is repayable through November 2007. The interest rate on this debt as of March 31, 2004 was approximately 3.4%. In March 2004, Headwaters locked in this rate for three months and in June 2004, Headwaters can lock in a new rate for periods ranging from one month to one year. A change in the interest rate of 1% would change interest expense by approximately $0.5 million during the next 12 months, considering required principal repayments.

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

         Based on their review and evaluation as of March 31, 2004, and subject to the inherent limitations as described above, Headwaters' CEO and CFO have concluded that Headwaters' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. In addition, they are not aware of any change in Headwaters' internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, Headwaters' internal control over financial reporting.


                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See "Legal or Contractual Matters" in Note 10 to the consolidated financial statements for a description of current legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

         During the quarter ended March 31, 2004, pursuant to the exercise of options and warrants, approximately 96,000 shares of Headwaters restricted common stock were issued. Headwaters has several outstanding effective registration statements filed on Forms S-3 and S-8. All but 4,000 of the shares of restricted common stock issued during the quarter have been registered under one of these registration statements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         An annual meeting of stockholders of Headwaters was held on March 12, 2004 for the following purposes:

         1. To elect three Class I directors of Headwaters to serve until the 2007 annual meeting, or until their successors are duly elected and qualified;
         2. To ratify the selection by the Board of Directors of Ernst & Young LLP as independent auditors of Headwaters for the fiscal year ending September 30, 2004; and
         3. To approve an amendment to the 2003 Stock Incentive Plan increasing the number of shares available for award grants under the plan by 1,500,000.

         A total of 30,693,144 shares were voted on proposals no. 1 and 2. A total of 22,933,899 shares were voted on proposal no. 3. The results of voting on these proposals were as follows:

         1. To elect Mr. R. Sam Christensen as a Class I director: for - 29,794,358; withheld authority - 898,786. To elect Mr. William
                  S. Dickinson as a Class I director: for - 29,849,058; withheld authority - 844,086. To elect Mr. Malyn K. Malquist as a Class I director: for - 29,790,643; withheld authority - 902,501.
         2. To ratify the selection of Ernst & Young LLP as auditors for fiscal 2004: for - 29,907,308; against - 766,475; abstain -
                  19,361.
         3. To approve Amendment No. 1 to the 2003 Stock Incentive Plan: for - 16,775,815; against - 6,098,056; abstain - 60,028.

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


         (b) The following Forms 8-K were filed with the SEC during the quarter ended March 31, 2004:

                  o Form 8-K dated January 23, 2004 to file the press release announcing Headwaters' results for the quarter ended December 31, 2003.

                  o Form 8-K dated March 25, 2004 to file two press releases announcing i) the execution of a commitment letter with Bank One to provide for the refinancing of Headwaters' senior secured credit facilities, and
                           ii) the recognition in the March 2004 quarter of revenues relating to certain funds previously deposited in an escrow account.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HEADWATERS INCORPORATED

Date: May 3, 2004                 By: /s/ Kirk A. Benson
                                      ------------------------------------------
                                      Kirk A. Benson, Chief Executive Officer
                                      (Principal Executive Officer)

Date: May 3, 2004                 By: /s/ Steven G. Stewart
                                      ------------------------------------------
                                      Steven G. Stewart, Chief Financial Officer
                                      (Principal Financial Officer)