Form 10-Q
period 2004-06-30
HEADWATERS INC
filed 2004-08-11
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       or

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

The number of shares outstanding of the Registrant's common stock as of July 31, 2004 was 33,600,144.

                             HEADWATERS INCORPORATED

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
                                                                        Page No.
     ITEM 1.  FINANCIAL STATEMENTS (Unaudited):
              Condensed Consolidated Balance Sheets - As of
                September 30, 2003 and June 30, 2004........................  3
              Condensed Consolidated Statements of Income - For the three and nine months ended June 30, 2003 and 2004................  4
              Condensed Consolidated Statement of Changes in Stockholders'
                Equity - For the nine months ended June 30, 2004............  5
              Condensed Consolidated Statements of Cash Flows - For the
                nine months ended June 30, 2003 and 2004....................  6
              Notes to Condensed Consolidated Financial Statements..........  7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS...................................... 21
     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......28
     ITEM 4. CONTROLS AND PROCEDURES.........................................29

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS..............................................29
     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS......................29
     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................29
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............29
     ITEM 5.  OTHER INFORMATION..............................................29
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................30

SIGNATURES...................................................................31

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Actual results may vary materially from such expectations. Words such as "expects," "anticipates," "targets," "goals," "projects," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking. For a discussion of the factors that could cause actual results to differ from expectations, please see the captions entitled "Forward-looking Statements" and "Risk Factors" in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2003, and the Risk Factors described in Item 5 of our Form 8-K dated May 25, 2004 and in our Form S-3 filed on July 20, 2004. There can be no assurance that our results of operations will not be adversely affected by such factors. Unless legally required, we undertake no obligation to revise or update any forward-looking statements for any reason. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the applicable report.


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

ITEM 1.  FINANCIAL STATEMENTS

                                                 HEADWATERS INCORPORATED

                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (Unaudited)

                                                                                           September 30,         June 30,
(in thousands, except per-share data)                                                               2003             2004
--------------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash and cash equivalents                                                           $        18,732   $       10,723
     Short-term trading investments                                                                2,921           23,635
     Trade receivables, net                                                                       52,399           75,247
     Inventories                                                                                   7,827           26,175
     Other current assets                                                                          6,005           15,394
                                                                                        ----------------------------------
            Total current assets                                                                  87,884          151,174
                                                                                        ----------------------------------

Property, plant and equipment, net                                                                52,743           86,693
                                                                                        ----------------------------------

Other assets:
     Intangible assets, net                                                                      112,414          127,375
     Goodwill                                                                                    112,131          280,656
     Debt issue costs and other assets                                                             8,103            9,667
                                                                                        ----------------------------------
            Total other assets                                                                   232,648          417,698
                                                                                        ----------------------------------

            Total assets                                                                 $       373,275   $      655,565
                                                                                        ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                    $        17,177   $       21,410
     Accrued personnel costs                                                                       8,669           14,770
     Income taxes                                                                                  1,561           15,672
     Other accrued liabilities                                                                    14,961           24,069
     Current portion of long-term debt                                                            27,475           10,299
     Current portion of unamortized non-refundable license fees                                    3,865            9,559
                                                                                        ----------------------------------
            Total current liabilities                                                             73,708           95,779
                                                                                        ----------------------------------

Long-term liabilities:
     Long-term debt                                                                              104,044          219,282
     Deferred income taxes                                                                        50,663           49,237
     Unamortized non-refundable license fees and other long-term liabilities                       4,703            5,189
                                                                                        ----------------------------------
            Total long-term liabilities                                                          159,410          273,708
                                                                                        ----------------------------------
            Total liabilities                                                                    233,118          369,487
                                                                                        ----------------------------------

Commitments and contingencies

Stockholders' equity:
     Common stock, $0.001 par value; authorized 50,000 shares, issued and outstanding 27,878 shares at September 30, 2003 (including 467 shares held in treasury) and 33,591 shares at June 30, 2004 (including 423
       shares held in treasury)                                                                       28               34
     Capital in excess of par value                                                              130,936          233,102
     Retained earnings                                                                            12,213           56,992
     Treasury stock, at cost                                                                      (2,783)          (2,637)
     Other                                                                                          (237)          (1,413)
                                                                                        ----------------------------------
            Total stockholders' equity                                                           140,157          286,078
                                                                                        ----------------------------------

            Total liabilities and stockholders' equity                                   $       373,275   $      655,565
                                                                                        ==================================

                                                     See accompanying notes.

                                                               3

                                                     HEADWATERS INCORPORATED

                                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                           (Unaudited)


                                                                          Three Months Ended                Nine Months Ended
                                                                                    June 30,                         June 30,
                                                            ------------------------------------------------------------------
(in thousands, except per-share data)                                  2003             2004             2003            2004
------------------------------------------------------------------------------------------------------------------------------
Revenue:
     Sales of chemical reagents                              $       35,908   $       35,284   $       98,099   $      98,393
     License fees                                                    10,120           13,444           27,846          59,276
     Coal combustion products revenues                               46,005           58,670          115,460         143,363
     Sales of construction materials                                 13,257           26,780           36,041          49,961
     Other revenues                                                   1,106              140            3,712           4,315
                                                            ------------------------------------------------------------------
          Total revenue                                             106,396          134,318          281,158         355,308
                                                            ------------------------------------------------------------------

Operating costs and expenses:
     Cost of chemical reagents sold                                  25,271           23,784           66,065          66,804
     Cost of coal combustion products revenues                       33,217           42,089           84,635         102,835
     Cost of construction materials sold                             10,059           19,825           27,535          38,921
     Cost of other revenues                                           1,186               45            3,318             362
     Depreciation and amortization                                    3,409            4,549            9,660          11,056
     Research and development                                         1,052            1,679            3,172           5,135
     Selling, general and administrative                             10,433           14,562           30,259          42,340
                                                            ------------------------------------------------------------------
        Total operating costs and expenses                           84,627          106,533          224,644         267,453
                                                            ------------------------------------------------------------------

Operating income                                                     21,769           27,785           56,514          87,855
                                                            ------------------------------------------------------------------

Other income (expense):
     Interest and net investment income                                 188               19              359             380
     Interest expense                                                (4,205)          (1,284)         (12,272)        (12,633)
     Losses on notes receivable                                          --               --           (2,142)         (1,038)
     Other, net                                                        (208)             275             (124)         (1,080)
                                                            ------------------------------------------------------------------
          Total other income (expense), net                          (4,225)            (990)         (14,179)        (14,371)
                                                            ------------------------------------------------------------------

Income before income taxes                                           17,544           26,795           42,335          73,484

Income tax provision                                                 (7,000)         (10,735)         (16,950)        (28,705)
                                                            ------------------------------------------------------------------

Net income                                                   $       10,544   $       16,060   $       25,385   $      44,779
                                                            ==================================================================

Basic earnings per share                                     $         0.39   $         0.48   $         0.94   $        1.43
                                                            ==================================================================

Diluted earnings per share                                   $         0.37   $         0.47   $         0.90   $        1.38
                                                            ==================================================================



                                                     See accompanying notes.

                                                                4

                                                     HEADWATERS INCORPORATED

                         CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                                             For the Nine Months Ended June 30, 2004



                                              Common stock        Capital in                                               Total
                                           --------------------     excess       Retained      Common stock            stockholders'
(in thousands)                              Shares     Amount    of par value    earnings    held in treasury    Other    equity
------------------------------------------------------------------------------------------------------------------------------------
Balances as of September 30, 2003            27,878       $28       $130,936      $12,213         $(2,783)      $  (237)   $140,157

Common stock issued for cash, net
  of offering costs of $6,432                 4,958         5         90,253                                                 90,258

Exercise of stock options
  and warrants                                  696         1          6,619                                                  6,620

Tax benefit from exercise of stock
  options and warrants                                                 3,320                                                  3,320

Issuance of restricted stock to
  officers and employees                         59        --          1,381                                     (1,381)         --

44 shares of treasury stock
  transferred to employee stock
  purchase plan, at cost                                                 593                          146                       739

Amortization of deferred compensation
  from stock options and restricted stock                                                                           205         205

Net income for the nine months
  ended June 30, 2004                                                              44,779                                    44,779
                                           -----------------------------------------------------------------------------------------
Balances as of June 30, 2004                 33,591       $34       $233,102      $56,992            $(2,637)   $(1,413)   $286,078
                                           =========================================================================================

                                                     See accompanying notes.

                                                                5

                                                     HEADWATERS INCORPORATED

                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)


                                                                                                   Nine Months Ended June 30,
                                                                                               --------------------------------
     (in thousands)                                                                                      2003             2004
-------------------------------------------------------------------------------------------------------------------------------
     Cash flows from operating activities:
     Net income                                                                                 $      25,385   $      44,779
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                                 9,660          11,636
          Non cash interest expense related to amortization of debt discount and debt
           issue costs                                                                                  2,872           7,798
          Deferred income taxes                                                                          (761)         (2,245)
          Income tax benefit from exercise of stock options and warrants                                1,650           3,320
          Amortization of non-refundable license fees                                                    (884)           (885)
          Net loss (gain) on disposition of property, plant and equipment                                (260)            794
          Write-downs of notes receivable and investment                                                2,436           1,038
          Decrease (increase) in short-term trading investments                                         4,118         (20,714)
          Other changes in operating assets and liabilities, net                                       (3,041)         10,703
                                                                                               --------------------------------
   Net cash provided by operating activities                                                           41,175          56,224
                                                                                               --------------------------------

   Cash flows from investing activities:
        Payments for acquisition of VFL Technology Corporation, net of cash acquired                       --          (3,515)
        Payments for acquisition of Eldorado Stone, LLC, net of cash acquired                              --        (209,770)
        Purchase of property, plant and equipment                                                      (6,321)         (9,869)
        Proceeds from disposition of property, plant and equipment                                        253              53
        Increase in intangible assets                                                                      --          (1,045)
        Net decrease (increase) in other assets                                                          (290)             30
                                                                                               --------------------------------
   Net cash used in investing activities                                                               (6,358)       (224,116)
                                                                                               --------------------------------

   Cash flows from financing activities:
        Net proceeds from issuance of common stock                                                         --          90,258
        Net proceeds from issuance of long-term debt                                                       --         269,239
        Payments on long-term debt                                                                    (30,334)       (206,973)
        Proceeds from exercise of options and warrants                                                  1,494           6,620
        Employee stock purchases                                                                          565             739
                                                                                               --------------------------------
   Net cash provided by (used in) financing activities                                                (28,275)        159,883
                                                                                               --------------------------------

   Net increase (decrease) in cash and cash equivalents                                                 6,542          (8,009)

   Cash and cash equivalents, beginning of period                                                       7,284          18,732
                                                                                               --------------------------------

   Cash and cash equivalents, end of period                                                     $      13,826   $      10,723
                                                                                               ================================

                                                     See accompanying notes.

                                                               6

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


1.   Nature of Operations and Basis of Presentation

     Operations - Headwaters Incorporated is incorporated in Delaware. Headwaters owns 100% of the following subsidiaries: Industrial Services Group, Inc. ("ISG"), a Utah-based company acquired by Headwaters in September 2002; Headwaters Technology Innovation Group, Inc. ("HTI") (formerly Hydrocarbon Technologies, Inc.), a New Jersey company acquired in August 2001; VFL Technology Corporation ("VFL"), a Pennsylvania company acquired in April 2004; Eldorado Stone, LLC ("Eldorado"), a Delaware company acquired in June 2004; and Southwest Concrete Products, L.P. ("SCP"), a Texas company acquired in July 2004 (see Note 2). Headwaters' focus is on enhancing the value of energy resources in an environmentally responsible manner; promoting the expanded use of coal combustion products ("CCPs"); and expanding Headwaters' construction materials business, including opportunities to utilize products from other Headwaters operations in the production of construction materials. Headwaters currently generates revenue from licensing its chemical technologies to produce synthetic fuel, from managing CCPs and from the sale of construction materials. Headwaters intends to continue to expand its business through growth of existing operations, commercialization of technologies currently being developed, and strategic acquisitions of entities that operate in adjacent industries.

     Through its proprietary Covol Fuels process, Headwaters adds value to the production of coal-based solid synthetic fuels primarily for use in electric power generation plants. Headwaters currently licenses its technologies to the owners of 28 of a company-estimated 75 coal-based solid synthetic fuel facilities in the United States. ISG, through its wholly-owned subsidiary ISG Resources, Inc., is the nation's largest provider of CCP management and marketing services to the electric utility industry, serving more than 100 coal-fired electric power generation plants nationwide. Through its distribution network of over 110 locations, ISG is the leading provider of high quality fly ash to the building products and ready mix concrete industries in the United States. ISG also develops and deploys technologies for maintaining and improving fly ash quality. Headwaters' construction materials segment develops, manufactures and distributes value-added bagged concrete, stucco, mortar and block products that utilize fly ash, and with the acquisitions of Eldorado and SCP, manufactured stone and expanded concrete block products. Headwaters, through its wholly-owned subsidiary HTI, conducts research and development activities directed at catalyst technologies to convert coal and heavy oil into environmentally-friendly, high-value liquid fuels. In addition, HTI has developed a unique process to custom design nanocatalysts that could be used in multiple industrial applications.

     Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist of normal recurring adjustments, including adjustments for the transactions described in Notes 7 and 10. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters' Annual Report on Form 10-K for the year ended September 30, 2003 ("Form 10-K") and in Headwaters' Quarterly Reports on Form 10-Q for the quarters ended December 31, 2003 and March 31, 2004.

     Headwaters' fiscal year ends on September 30 and unless otherwise noted, future references to 2003 refer to Headwaters' fiscal quarter and/or nine-month period ended June 30, 2003, and references to 2004 refer to Headwaters' fiscal quarter and/or nine-month period ended June 30, 2004. The consolidated financial statements include the accounts of Headwaters and all of its subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the time required to obtain accurate financial information related to HTI's foreign contracts, for financial reporting purposes HTI's financial statements have historically been consolidated with Headwaters' financial statements using a one-month lag. Effective October 1, 2003, Headwaters eliminated this one-month lag because of the decreased significance of HTI's foreign contracts. Accordingly, ten months of HTI's results of operations have been included in the consolidated statement of income for the nine months ended June 30, 2004. The results of operations for VFL and Eldorado have been included in the consolidated results of operations from the dates of acquisition through June 30, 2004. Due to the seasonality of the operations of the CCP and construction materials segments and other factors,

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


     Headwaters' consolidated results of operations for 2004 are not indicative of the results to be expected for the full fiscal 2004 year.

     Common Stock Options and Restricted Stock Grants - Headwaters has elected to continue to apply the intrinsic value method as prescribed by APB 25 in accounting for options and restricted stock grants to employees, officers and directors and does not currently plan to change to the fair value method unless required by changes in accounting standards. The alternative fair value method of accounting prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the use of option valuation models that were developed for use in valuing traded stock options, as discussed below. Under APB 25, no compensation expense is recognized for stock option and restricted stock grants to employees, officers and directors when the exercise price of stock options or restricted stock equals or exceeds the market price of Headwaters' common stock on the date of grant.

     In years prior to 1998, certain options were granted with terms considered compensatory. In addition, in April 2004, Headwaters issued restricted stock to certain officers and employees, also with terms considered compensatory, because the restricted stock was issued at no cost to the recipients. In such instances, compensation cost is amortized to expense over the applicable vesting period on a straight-line basis. If the fair value provision of SFAS No. 123 would have been applied to all options and restricted stock grants, net income and earnings per share would have been changed to the pro forma amounts shown in the table below.

                                                          Three Months Ended June 30,    Nine Months Ended June 30,
                                                      -------------------------------- -----------------------------
         (in thousands, except per-share data)                   2003            2004          2003            2004
         -------------------------------------------- ---------------- --------------- ------------- ---------------
         Net income - as reported                             $10,544         $16,060       $25,385         $44,779

         Add actual amortization expense included in
              reported net income                                  23             160            69            205

         Deduct expense determined under fair value
              provision of SFAS No. 123                        (1,069)           (905)       (2,833)         (2,920)
                                                      ---------------- --------------- ------------- ---------------
         Net income - pro forma                               $ 9,498         $15,315       $22,621         $42,064
                                                      ==============================================================


         Basic earnings per share - as reported               $  0.39         $  0.48       $  0.94         $  1.43
                                  - pro forma                 $  0.35         $  0.46       $  0.84         $  1.34

         Diluted earnings per share - as reported             $  0.37         $  0.47       $  0.90         $  1.38
                                    - pro forma               $  0.34         $  0.45       $  0.80         $  1.29

     The fair values of stock option grants for 2003 and 2004 were determined using the Black-Scholes option pricing model and the following assumptions: expected stock price volatility of 40%, risk-free interest rates ranging from 1.3% to 4.5%, weighted average expected option lives of 3 to 4 years, and no dividend yield. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because Headwaters' stock options and restricted stock have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect their fair value, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of stock options and restricted stock.

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

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


2.   Acquisitions

     As described in the following paragraphs, Headwaters completed the acquisition of three companies in April, June and July 2004.

     VFL - On April 9, 2004, Headwaters acquired 100% of the common stock of VFL and assumed all of VFL's outstanding debt. VFL is based in West Chester, Pennsylvania and manages approximately two million tons of CCPs annually. In addition, VFL has operating knowledge relating to the use of low quality ash materials in value-added applications. The acquisition of VFL broadens the scope of services that Headwaters' CCP segment offers, as well as its client base, principally on the East coast of the United States and in the Ohio River Valley. VFL's results of operations have been included in Headwaters' consolidated statement of income since April 9, 2004.

     In connection with the VFL acquisition, Headwaters issued $19,000,000 of notes payable to the VFL stockholders, $13,000,000 of which was repaid prior to June 30, 2004 and $6,000,000 of which was repaid in July 2004.

     The following table sets forth the total consideration paid for VFL.

          (in thousands)
          ----------------------------------------------------------------------

          Cash paid to VFL stockholders                              $ 3,326
          Notes payable issued to VFL stockholders                    19,000
          VFL debt assumed by Headwaters                               6,749
          Costs directly related to acquisition                          225
                                                                  -----------
                                                                     $29,300
                                                                  ===========

     The following table sets forth the preliminary allocation of the total estimated consideration to the tangible and intangible assets acquired and liabilities assumed.

          (in thousands)
          ----------------------------------------------------------------------

          Cash                                                       $    36
          Trade receivables, net                                       4,287
          Other assets                                                   860
          Property, plant and equipment                                8,443
          Intangible assets acquired - contracts                      11,290
          Goodwill                                                     7,604
          Accounts payable and accrued liabilities                    (3,220)
                                                                   ----------
               Net assets acquired                                   $29,300
                                                                   ==========

     The VFL acquisition was accounted for using the purchase method of accounting as required by SFAS No. 141, "Business Combinations." Assets acquired and liabilities assumed were recorded at their estimated fair values as of April 9, 2004. Approximately $11,290,000 of the purchase price was allocated to identifiable intangible assets consisting of contracts with utility companies, industrial clients and municipalities. This amount is being amortized over an estimated average useful life of eight years. The remaining purchase price not attributable to the tangible and identifiable intangible assets was allocated to goodwill, all of which is expected to be tax deductible. All of the intangible assets and goodwill have been allocated to Headwaters' CCP segment. The final purchase price and the allocation thereof will likely differ from that reflected above after final valuations and other procedures have been completed.

     Eldorado - On June 2, 2004, Headwaters acquired 100% of the ownership interests of Eldorado and paid off all of Eldorado's outstanding debt. Eldorado is based in San Marcos, California and is a leading manufacturer of architectural manufactured stone. With over 1,600 distributors, Eldorado provides Headwaters with a national platform for expanded marketing of "green" building products, such as mortar and stucco made with reclaimed fly ash from coal combustion. Headwaters expects Eldorado, which will be integrated into its construction materials segment, to provide critical mass and improved margins in Headwaters' efforts to expand the use of fly ash in building products. Eldorado's results of operations have been included in Headwaters' consolidated statement of income since June 2, 2004.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


     In connection with the Eldorado acquisition, Headwaters issued $172,500,000 of new convertible senior subordinated debt and also borrowed funds under its senior secured revolving credit arrangement and an arrangement with an investment company, the latter two of which were repaid prior to June 30, 2004, all as explained in more detail in Note 7.

     The following table sets forth the total consideration paid for Eldorado.

          (in thousands)
         -----------------------------------------------------------------------

          Cash paid to Eldorado owners                            $136,982
          Cash paid to retire Eldorado debt and related
           accrued interest                                         69,650
          Costs directly related to acquisition                      3,800
                                                               ------------
                                                                  $210,432
                                                               ============

     The following table sets forth the preliminary allocation of the total estimated consideration to the tangible and intangible assets acquired and liabilities assumed.

          (in thousands)
         -----------------------------------------------------------------------

          Cash                                                   $    662
          Trade receivables, net                                   16,051
          Inventory                                                17,209
          Other assets                                              3,069
          Property, plant and equipment                            23,040
          Intangible assets acquired                                8,153
          Goodwill                                                160,921
          Accounts payable and accrued liabilities                (18,673)
                                                               -----------
               Net assets acquired                               $210,432
                                                               ===========

     The Eldorado acquisition was accounted for using the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their estimated fair values as of June 2, 2004. Approximately $8,153,000 of the purchase price was allocated to identifiable intangible assets, consisting primarily of non-compete agreements. The intangible assets are being amortized over estimated useful lives ranging from three to ten years. The remaining purchase price not attributable to the tangible and identifiable intangible assets was allocated to goodwill, most of which is expected to be tax deductible. All of the intangible assets and goodwill have been allocated to Headwaters' construction materials segment. The final purchase price and the allocation thereof will likely differ from that reflected above after final valuations and other procedures have been completed.

     Pro Forma Information - The following unaudited pro forma financial information for 2003 and 2004 assumes the VFL and Eldorado acquisitions occurred as of the beginning of the respective periods. The pro forma combined results combine Headwaters' historical results for the periods presented with VFL's and Eldorado's historical results for the same periods, after giving effect to certain adjustments, including interest expense and the amortization of intangible assets.

                                                                       Unaudited Pro Forma Results
                                                      --------------------------------------------------------------
                                                          Three Months Ended June 30,    Nine Months Ended June 30,
                                                      -------------------------------- -----------------------------
         (in thousands, except per-share data)                   2003            2004          2003            2004
         -------------------------------------------- ---------------- --------------- ------------- ---------------
         Total revenue                                       $140,675        $156,874      $368,782        $448,624
         Net income                                            11,883          17,050        26,328          46,387
         Basic earnings per common share                         0.44            0.51          0.98            1.48
         Diluted earnings per common share                       0.42            0.50          0.93            1.43

     The pro forma results have been prepared for illustrative purposes only. Such information does not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the dates indicated, nor is it indicative of the results that may be expected in future periods.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


     SCP - On July 2, 2004, Headwaters acquired certain assets of SCP and assumed all of SCP's outstanding debt. SCP is based in Alleyton, Texas and is a leading manufacturer of concrete blocks in South Texas, complementing Headwaters' similar operations in Dallas and East Texas. SCP provides Headwaters with modern concrete-based manufacturing facilities and the opportunity to increase the use of CCPs in the manufacture of block and brick. SCP also has an experienced management team, with the President of SCP assuming responsibility for all of Headwaters' construction materials operations in Texas. SCP's results of operations will be included in Headwaters' consolidated statement of income beginning July 2, 2004.

     Total consideration paid for SCP is currently estimated to be approximately $36,000,000, consisting of cash and the assumption of approximately $10,000,000 of debt. Headwaters also agreed to pay an earn-out to the sellers if certain earnings targets are exceeded during the 12 months ending December 31, 2005.

     The SCP acquisition will be accounted for using the purchase method of accounting. Assets acquired and liabilities assumed will be recorded at their estimated fair values as of July 2, 2004. Some portion of the purchase price is currently expected to be allocated to identifiable intangible assets, which amounts will be amortized over the assets' estimated useful lives. The remaining purchase price not attributable to the tangible and identifiable intangible assets will be allocated to goodwill, most of which is expected to be tax deductible. All of the intangible assets and goodwill will be allocated to Headwaters' construction materials segment.

     Deferred Acquisition Costs - In the March 2004 quarter, Headwaters expensed approximately $829,000 of deferred acquisition costs related to acquisition projects that were abandoned.

3.   Segment Reporting

     The following segment information has been prepared in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," all as explained in more detail in the notes to the financial statements in Headwaters' Form 10-K. Performance of the segments is evaluated primarily on operating income. Intersegment sales are immaterial. Segment costs and expenses considered in deriving segment operating income include cost of revenues, depreciation and amortization, research and development, and segment-specific selling, general and administrative expenses. Amounts included in the "Corporate" column represent expenses not specifically attributable to any segment and include administrative departmental costs and general corporate overheads. Segment assets reflect those specifically attributable to individual segments and primarily include accounts receivable, inventories, property, plant and equipment, intangible assets and goodwill. Other assets are included in the "Corporate" column. Segment information for the 2004 periods includes VFL results for three months (included in the CCP segment) and Eldorado results for one month (included in the construction materials segment).

                                                   Alternative                Construction
       (in thousands)                                Energy        CCPs         Materials      Corporate     Totals
       ---------------------------------------------------------------------------------------------------------------
       Three Months Ended June 30, 2003

       Segment revenue                               $  47,134    $  46,005        $  13,257    $      --   $ 106,396
                                                  ====================================================================
       Depreciation and amortization                 $    (312)   $  (2,876)       $    (151)   $     (70)  $  (3,409)
                                                  ====================================================================
       Operating income (loss)                       $  18,214    $   6,104        $   1,270    $  (3,819)  $  21,769
                                                  ========================================================
            Net interest expense                                                                               (4,017)
            Other income (expense), net                                                                          (208)
            Income tax provision                                                                               (7,000)
                                                                                                           -----------
       Net income                                                                                           $  10,544
                                                                                                           ===========
       Capital expenditures                          $       6    $   3,124        $      64    $     217   $   3,411
                                                  ====================================================================

                                       11

                                                     HEADWATERS INCORPORATED

                                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                          June 30, 2004
                                                           (Unaudited)



                                                   Alternative                Construction
       (in thousands)                                Energy        CCPs         Materials      Corporate     Totals
       ---------------------------------------------------------------------------------------------------------------
       Three Months Ended June 30, 2004

       Segment revenue                               $  48,868    $  58,670        $  26,780    $      --   $ 134,318
                                                  ====================================================================
       Depreciation and amortization                 $    (391)   $  (3,669)       $    (977)   $     (92)  $  (5,129)
                                                  ====================================================================
       Operating income (loss)                       $  20,362    $   8,691        $   3,374    $  (4,642)  $  27,785
                                                  ========================================================
            Net interest expense                                                                               (1,265)
            Other income (expense), net                                                                           275
            Income tax provision                                                                              (10,735)
                                                                                                           -----------
       Net income                                                                                           $  16,060
                                                                                                           ===========
       Capital expenditures                          $     108    $   2,831        $   1,982    $      58   $   4,979
                                                  ====================================================================

       Nine Months Ended June 30, 2003

       Segment revenue                               $ 129,657    $ 115,460        $  36,041    $      --   $ 281,158
                                                  ============= ============ ================ ============ ===========
       Depreciation and amortization                 $    (952)   $  (8,053)       $    (449)   $    (206)  $  (9,660)
                                                  ====================================================================
       Operating income (loss)                       $  52,006    $  12,051        $   3,204    $ (10,747)  $  56,514
                                                  ========================================================
            Net interest expense                                                                              (11,913)
            Other income (expense), net                                                                        (2,266)
            Income tax provision                                                                              (16,950)
                                                                                                           -----------
       Net income                                                                                           $  25,385
                                                                                                           ===========
       Capital expenditures                          $     135    $   5,481        $     464    $     241   $   6,321
                                                  ====================================================================

       Nine Months Ended June 30, 2004

       Segment revenue                               $ 161,984    $ 143,363        $  49,961    $      --   $ 355,308
                                                  ====================================================================
       Depreciation and amortization                 $  (1,051)   $  (9,061)       $  (1,306)   $    (218)  $ (11,636)
                                                  ====================================================================
       Operating income (loss)                       $  79,791    $  19,828        $   3,208    $ (14,972)  $  87,855
                                                  ========================================================
            Net interest expense                                                                              (12,253)
            Other income (expense), net                                                                        (2,118)
            Income tax provision                                                                              (28,705)
                                                                                                           -----------
       Net income                                                                                           $  44,779
                                                                                                           ===========
       Capital expenditures                          $     420    $   7,267        $   2,093    $      89   $   9,869
                                                  ====================================================================
       Segment Assets as of June 30, 2004            $  36,488    $ 314,877        $ 252,916    $  51,284   $ 655,565
                                                  ====================================================================

4.   Issuance of Equity Securities

     Issuance of Common Stock - Headwaters has an effective universal shelf registration statement on file with the SEC that can be used for the sale of common stock, preferred stock, convertible debt and other securities. In December 2003, Headwaters filed a prospectus supplement to the shelf registration statement and issued 4,750,000 shares of common stock under this shelf registration statement in an underwritten public offering. In January 2004, an additional 208,457 shares of common stock were issued upon exercise of the underwriters' over-allotment option. In total, proceeds of $90,258,000 were received, net of offering costs of $6,432,000. Following these issuances of common stock, approximately $53,000,000 remains available for future offerings of securities under the shelf registration statement. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering would commence under the registration statement.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


     2003 Stock Incentive Plan Awards - In March 2004, Headwaters' stockholders approved an increase in the number of shares available for award grants under Headwaters' 2003 Stock Incentive Plan by 1,500,000. During the quarter ended June 30, 2004, Headwaters granted to officers and employees options to purchase approximately 496,000 shares of common stock and issued approximately 60,000 shares of restricted common stock, all under terms of the 2003 Stock Incentive Plan. The stock options vest over five years and have exercise prices ranging from $21.29 to $23.79 per share, the fair market value of Headwaters' common stock on the grant dates. The restricted stock was issued at no cost to the recipients and also vests over five years.

5.   Inventories

     Inventories consisted of the following at:

                                                September 30,        June 30,
           (in thousands)                                2003            2004
           ------------------------------------------------------------------
           Raw materials                               $1,059        $ 2,677
           Work in process                                 --            239
           Finished goods                               6,768         23,259
                                               ------------------------------
                                                       $7,827        $26,175
                                               ==============================

6.   Intangible Assets

     Intangible Assets - Headwaters has no intangible assets that are not being amortized. The following table summarizes the gross carrying amounts and the related accumulated amortization of all amortizable intangible assets as of:

                                                           September 30, 2003                  June 30, 2004
                                                     -----------------------------------------------------------------
                                                         Gross                            Gross
                                        Estimated       Carrying       Accumulated       Carrying       Accumulated
        (in thousands)                useful lives       Amount       Amortization        Amount       Amortization
        --------------------------------------------------------------------------------------------------------------
        CCP contracts                 8 - 20 years         $106,400           $5,499        $117,690          $ 9,849
        HTI patented technologies       15 years              9,700            1,293           9,700            1,832
        Non-compete agreements       3 - 3 1/2 years             --               --           6,252              165
        Patents                        7 1/2 years            2,764              373           2,764              649
        Other                         5 - 17 years            1,522              807           4,468            1,004
                                                     -----------------------------------------------------------------
                                                           $120,386           $7,972        $140,874          $13,499
                                                     =================================================================

     Total amortization expense related to intangible assets was approximately $1,626,000 and $2,189,000 for the three months ended June 30, 2003 and 2004, respectively, and approximately $4,878,000 and $5,527,000 for the nine months ended June 30, 2003 and 2004, respectively. Total estimated annual amortization expense, not including amortization of any intangible assets related to the SCP acquisition, is as follows for the fiscal years presented.

                     Year ending September 30,       (in thousands)
                    ----------------------------------------------
                                 2004                    $ 8,048
                                 2005                     10,291
                                 2006                     10,291
                                 2007                      9,825
                                 2008                      8,277
                                 2009                      8,064

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


7.   Long-term Debt

     Long-term debt consisted of the following at:

                                                                                September 30,       June 30,
              (in thousands)                                                             2003           2004
              --------------------------------------------------------------- ---------------- --------------
              Senior secured debt                                                  $       --     $   48,750

              Convertible senior subordinated notes                                        --        172,500

              Notes payable to former VFL stockholders                                     --          6,000

              Senior secured debt with a face amount totaling $114,851                111,766             --

              Senior subordinated debentures with a face amount totaling               19,682             --
              $20,000

              Other                                                                        71          2,331
                                                                              -------------------------------
                                                                                      131,519        229,581
              Less: current portion                                                   (27,475)       (10,299)
                                                                              -------------------------------
              Total long-term debt                                                 $  104,044     $  219,282
                                                                              ===============================

     New Senior Secured Credit Agreement - In March 2004, Headwaters entered into a credit agreement with a syndication of lenders under which a total of $50,000,000 was borrowed under a term loan arrangement and which, as amended in June 2004, provides for an additional $75,000,000 to be borrowed under a revolving credit arrangement. The initial $50,000,000 of proceeds were used to repay in full the remaining balance due under Headwaters' former Term B senior secured credit agreement.

     The current $48,750,000 term loan is secured by all assets of Headwaters, bears interest at a variable rate (approximately 3.6% at June 30, 2004), and is repayable in quarterly installments of $1,250,000 through September 2007. The remaining principal at that time of $32,500,000 is repayable in November 2007, the termination date of the credit agreement. Optional prepayments of the term loan can be made at Headwaters' discretion, subject to certain minimum amount requirements specified in the credit agreement. Beginning December 31, 2004 and continuing each year thereafter, Headwaters must make mandatory prepayments to the extent of 50% of Headwaters' fiscal year "excess cash flows," as defined. Once repaid in full or in part, no further borrowings under the term loan arrangement can be made.

     The credit agreement contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset liens, capital expenditures in excess of $26,000,000 in any fiscal year and the payment of dividends, among others. In addition, Headwaters must meet minimum net worth requirements and maintain certain financial ratios, including leverage ratios and a fixed charge coverage ratio, as those terms are defined in the credit agreement. The initial net worth requirement is $200,308,000 and is increased by 50% of Headwaters' consolidated net income earned subsequent to March 31, 2004. Headwaters must maintain a total leverage ratio of 2.5:1.0 or less and a senior debt leverage ratio of 1.5:1.0 or less. Headwaters is in compliance with all debt covenants as of June 30, 2004.

     Borrowing terms under the revolving credit arrangement are generally the same as those described in the preceding paragraphs except that reborrowings of any available portion of the $75,000,000 revolver can be made at any time. Finally, the credit agreement allows for the issuance of letters of credit, provided there is capacity under the revolving credit arrangement. Currently, two letters of credit totaling $1,970,000 are outstanding, with expiration dates in November 2004 and June 2005. In connection with the purchase of Eldorado in June 2004, a total of $44,000,000 was borrowed under the revolving credit arrangement, all of which was repaid prior to June 30, 2004. In connection with the purchase of SCP in July 2004, a total of $20,000,000 was borrowed under the revolving credit arrangement, which remains outstanding currently. Headwaters currently pays a fee of 0.375% on the unused portion of the revolving credit arrangement.

     Former Senior Secured Credit Agreement - In connection with the ISG acquisition in 2002, Headwaters entered into a $175,000,000 senior secured credit agreement with a syndication of lenders, under which a total of

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


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

     Senior Subordinated Debentures - In connection with the ISG acquisition, Headwaters also entered into a $20,000,000 subordinated loan agreement, under which senior subordinated debentures were issued at a 2% discount, with Headwaters receiving net cash proceeds of $19,600,000. The original issue discount was accreted using the effective interest method and the accretion was recorded as interest expense. ISG management participated in one-half, or $10,000,000, of the $20,000,000 of debt issued. The other half was issued to a corporation. The debentures were due in 2007; however, in December 2003, the debentures were repaid in full, including a 4%, or $400,000, prepayment charge paid to the corporation holding $10,000,000 of the debentures. This charge, along with all remaining unamortized debt discount and debt issue costs, is included in interest expense in the consolidated statement of income.

     Convertible Senior Subordinated Notes - In connection with the Eldorado acquisition, Headwaters issued $172,500,000 of 2 ?% convertible senior subordinated notes due 2016. Holders of the notes may convert the notes into shares of Headwaters' common stock at a conversion rate of 33.3333 shares per $1,000 principal amount ($30 conversion price), or approximately 5,750,000 aggregate shares of common stock, contingent upon certain events. The conversion rate adjusts for events related to Headwaters' common stock, including common stock issued as a dividend, rights or warrants to purchase common stock issued to all holders of Headwaters' common stock, and other similar rights or events that apply to all holders of common stock.

     The notes are convertible if any of the following five criteria are met: 1) satisfaction of a market price condition which becomes operative if the common stock trading price reaches $39 per share for a certain period of time prior to June 1, 2011 and at any time after that date; 2) a credit rating, if any, assigned to the notes is three or more rating subcategories below the initial rating, if any; 3) the notes trade at 98% of the product of the common stock trading price and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the notes, except this provision is not available if the closing common stock price is between 100% and 130% of the current conversion price of the notes; 4) Headwaters calls the notes for redemption; and 5) certain corporate transactions occur, including distribution of rights or warrants to all common stock holders entitling them to purchase common stock at less than the current market price or distribution of common stock, cash or other assets, debt securities or certain rights to purchase securities where the distribution has a per share value exceeding 5% of the closing common stock price on the day immediately preceding the declaration date for such distribution. In addition, the notes are convertible if Headwaters enters into an agreement pursuant to which Headwaters' common stock would be converted into cash, securities or other property.

     Headwaters may call the notes for redemption at any time on or after June 1, 2007 and prior to June 4, 2011 if the closing common stock price exceeds 130% of the conversion price for 20 trading days in any consecutive 30-day trading period (in which case Headwaters must provide a "make whole" payment of the present value of all remaining interest payments on the redeemed notes through June 1, 2011). In addition, the holder of the notes has the right to require Headwaters to repurchase all or a portion of the notes on June 1, 2011 or if a fundamental change in common stock has occurred, including termination of trading. Subsequent to June 1, 2011, the notes require an additional interest payment equal to 0.40% of the average trading price of the notes if the trading price equals 120% or more of the principal amount of the notes.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


     Headwaters has not included the additional shares of common stock contingently issuable under the notes in diluted earnings per share as none of the contingencies have been met. Had Headwaters included the shares in the June 30, 2004 calculation using the if-converted method, diluted earnings per share would have been reduced by $0.02 per share to $0.45 and $1.36 for the three- and nine-month periods ended June 30, 2004, respectively.

     Notes Payable to Former VFL Stockholders - In connection with the VFL acquisition, Headwaters issued $19,000,000 of notes payable to the VFL stockholders, $13,000,000 of which was repaid prior to June 30, 2004 and $6,000,000 of which was repaid in July 2004. The interest rate on $16,000,000 of the notes was 9%. The interest rate on the remaining $3,000,000 of notes was a variable rate (approximately 3.6% at June 30, 2004).

     Short-term Borrowings with an Investment Bank - Headwaters has an arrangement with an investment bank under which Headwaters can borrow up to 90% of the value of the portfolio of Headwaters' short-term investments with the investment bank, limited to a maximum amount of $20,000,000. Headwaters borrowed $10,000,000 under this arrangement during June 2004, all of which was repaid prior to June 30, 2004. In July, Headwaters borrowed $6,000,000 under this arrangement, which was repaid prior to July 31, 2004.

     Interest Costs - During the three- and nine-month periods ended June 30, 2004, Headwaters incurred total interest costs of approximately $1,355,000 and $12,978,000, respectively, including approximately $167,000 and $7,798,000, respectively, of non-cash interest expense and approximately $71,000 and $345,000, respectively, of interest costs that were capitalized. During the three- and nine-month periods ended June 30, 2003, Headwaters incurred total interest costs of approximately $4,278,000 and $12,390,000, respectively, including approximately $1,268,000 and $2,872,000, respectively, of non-cash interest expense and approximately $73,000 and $118,000, respectively, of interest costs that were capitalized. The weighted-average interest rate on the face amount of outstanding long-term debt, disregarding amortization of debt issue costs and debt discount, was approximately 7.2% at September 30, 2003 and 3.1% at June 30, 2004.

8.   Income Taxes

     The income tax provision consisted of the following:

                                                         Three Months Ended June 30,     Nine Months Ended June 30,
                                                     ---------------------------------------------------------------
         (in thousands)                                          2003           2004           2003            2004
         -----------------------------------------------------------------------------------------------------------
         Current tax provision:
              Federal                                        $  6,870       $ 12,565       $ 15,383        $ 28,758
              State                                             1,213          1,158          2,328           2,192
                                                     ---------------------------------------------------------------

         Total current tax provision                            8,083         13,723         17,711          30,950

         Deferred tax provision:
              Federal                                            (976)        (2,851)          (677)         (2,141)
              State                                              (107)          (137)           (84)           (104)
                                                     ---------------------------------------------------------------
         Total deferred tax provision                          (1,083)        (2,988)          (761)         (2,245)
                                                     ---------------------------------------------------------------
         Total income tax provision                          $  7,000       $ 10,735       $ 16,950        $ 28,705
                                                     ===============================================================

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


9.   Earnings per Share

                                                         Three Months Ended June 30,     Nine Months Ended June 30,
         (in thousands, except per-share data)                   2003           2004           2003            2004
         -----------------------------------------------------------------------------------------------------------
         Numerator - Net income                              $ 10,544       $ 16,060       $ 25,385        $ 44,779
                                                     ===============================================================
         Denominator:
         Denominator for basic earnings per share
          - weighted-average shares outstanding                27,192         33,118         27,003          31,287

         Effect of dilutive securities - shares
          issuable upon exercise of options and
          warrants                                              1,107          1,200          1,185           1,214
                                                     ----------------- -------------- -------------- ---------------
         Denominator for diluted earnings per
          share - weighted-average shares
          outstanding after assumed exercises                  28,299         34,318         28,188          32,501
                                                     ===============================================================

         Basic earnings per share                            $   0.39       $   0.48       $   0.94        $   1.43
                                                     ===============================================================

         Diluted earnings per share                          $   0.37       $   0.47       $   0.90        $   1.38
                                                     ===============================================================

     Anti-dilutive securities not considered in the diluted earnings per share calculation, consisting of out-of-the money options, totaled approximately 740,000 and 0 shares for the three months ended June 30, 2003 and 2004, respectively, and 510,000 and 10,000 shares for the nine months ended June 30, 2003 and 2004, respectively.

10.  Commitments and Contingencies

     Commitments and contingencies as of June 30, 2004 not disclosed elsewhere, are as follows:

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

     Medical Insurance - Effective January 1, 2003, Headwaters adopted a self-insured medical insurance plan for its employees and the employees of all of its subsidiaries. Currently, this plan has stop-loss coverage for amounts in excess of $100,000 per individual and approximately $7,500,000 in the aggregate for the plan year ending December 31, 2004. Headwaters has contracted with a third-party administrator to assist in the payment and administration of claims. Insurance claims are recognized as expenses when incurred and include an estimate of costs for claims incurred but not reported at the balance sheet date. As of June 30, 2004, approximately $1,394,000 is accrued for claims incurred from January through June 30, 2004 that have not been paid or reported.

     Incentive Agreements with ISG Principals - In January 2003, Headwaters executed incentive agreements with three of the former stockholders and officers of ISG, all of whom were officers of either Headwaters or ISG following the ISG acquisition. The agreements called for contingent payments totaling up to $5,000,000 in the event of (i) a change in control, as defined, or (ii) continuing employment through September 2004 and an average stock price for Headwaters' common stock for any calendar quarter exceeding $20 per share. The maximum payments would be required if there were a change in control prior to October 2004, or if the officers remain employed through September 2004 and the average stock price for any calendar quarter reaches $25 per share or more. During the quarter ended December 31, 2003, two of the three officers resigned their positions. As a result, the maximum payment to the remaining officer that could be required under the remaining incentive agreement is $1,500,000. During the nine months ended June 30, 2004, Headwaters recorded an expense of approximately $1,231,000 related to this obligation.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


     Property, Plant and Equipment - As of June 30, 2004, Headwaters was committed to spend approximately $7,000,000 to complete capital projects that were in various stages of completion. Legal or Contractual Matters - Headwaters has ongoing litigation and claims incurred during the normal course of business, including the items discussed below. Headwaters intends to vigorously defend and pursue its rights in these actions. Management does not currently believe that the outcome of these actions will have a material adverse effect on Headwaters' operations, cash flows or financial position; however, it is possible that a change in the estimates of probable liability could occur, and the changes could be significant. Additionally, as with any litigation, these proceedings may require that Headwaters incur substantial costs, including attorneys' fees, managerial time, and other personnel resources and costs in pursuing resolution.

     Boynton. In October 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. (This technology is distinct from the technology developed by Headwaters.) This action is factually related to an earlier action brought by certain purported officers and directors of Adtech, Inc. That action was dismissed by the United States District Court for the Western District of Tennessee and the District Court's order of dismissal was affirmed on appeal. In the current action, the allegations arise from the same facts, but the claims are asserted by certain purported stockholders of Adtech. In June 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee alleging, among other things, fraud, conspiracy, constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. The complaint seeks declaratory relief and compensatory and punitive damages. The District Court has dismissed all claims against Headwaters except conspiracy and constructive trust and has scheduled trial for November 2004. Because the resolution of the litigation is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

     AGTC. In March 1996, Headwaters entered into an agreement with AGTC and its associates for certain services related to the identification and selection of synthetic fuel projects. In March 2002, AGTC filed an arbitration demand in Salt Lake City, Utah claiming that it is owed commissions under the 1996 agreement for 8% of the revenues received by Headwaters from the Port Hodder project. Headwaters asserts that AGTC did not perform under the agreement and that the agreement was terminated and the disputes were settled in July 1996. Headwaters filed an answer in the arbitration, denying AGTC's claims and asserting counterclaims against AGTC. The arbitrator is conducting a hearing that will continue through August 2004. Because the resolution of the arbitration is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

     AJG. In December 1996, Headwaters entered into a technology license and proprietary chemical reagent sale agreement with AJG Financial Services, Inc. The agreement called for AJG to pay royalties and to purchase proprietary chemical reagent material from Headwaters. In October 2000, Headwaters filed a complaint in the Fourth District Court for the State of Utah against AJG alleging that it had failed to make payments and to perform other obligations under the agreement. Headwaters asserts claims including breach of contract, declaratory judgment, unjust enrichment and accounting and seeks money damages as well as other relief. AJG's answer to the complaint denied Headwaters' claims and asserted counter-claims based upon allegations of misrepresentation and breach of contract. AJG seeks compensatory damages as well as punitive damages. Headwaters has denied the allegations of AJG's counter-claims. The court has scheduled trial for January 2005. Because the resolution of the litigation is uncertain, legal counsel cannot express an opinion as to the ultimate amount of recovery or liability.

     McEwan. In 1995, Headwaters granted stock options to a member of its board of directors, Lloyd McEwan. The director resigned from the board in 1996. Headwaters has declined McEwan's attempts to exercise most of the options on grounds that the options terminated. In June 2004, McEwan filed a complaint in the Fourth District Court for the State of Utah against Headwaters alleging breach of contract, breach of implied covenant of good faith and fair dealing, fraud, and misrepresentation. McEwan seeks declaratory relief as well as compensatory and punitive damages. Headwaters has filed an answer denying McEwan's claims and has asserted counterclaims against McEwan. The case is at an early stage. Because resolution of the litigation is uncertain, legal counsel cannot express an opinion as to the ultimate amount of liability or recovery.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


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

     Typically, the claims cite damages for alleged personal injuries and punitive damages for alleged unfair business practices in addition to asserting more conventional damage claims for alleged economic loss and damage to property. To date, claims made against such subsidiaries have been paid by their insurers, with the exception of minor deductibles, although such insurance carriers typically have issued "reservation of rights" letters to ISG. None of the cases has gone to trial, and while two such cases involve 100 and 800 homes, respectively, none of the cases includes any claims formally asserted on behalf of a class. While, to date, none of these proceedings have required that ISG incur substantial costs, there is no guarantee of insurance coverage or continuing coverage. These and future proceedings may result in substantial costs to ISG, including attorneys' fees, managerial time and other personnel resources and costs. Adverse resolution of these proceedings could have a materially negative effect on ISG's business, financial condition and results of operation, and its ability to meet its financial obligations. Although ISG carries general and product liability insurance, ISG cannot assure that such insurance coverage will remain available, that ISG's insurance carrier will remain viable or that the insured amounts will cover all future claims in excess of ISG's uninsured retention. Future rate increases may also make such insurance uneconomical for ISG to maintain. In addition, the insurance policies maintained by ISG exclude claims for damages resulting from exterior insulating finish systems, or EIFS, that have manifested after March 2003. Because resolution of the litigation and claims is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

     Other. Headwaters and its subsidiaries are also involved in other legal proceedings that have arisen in the normal course of business.

     Section 29 Matters - Covol Fuels' license fees and revenues from sales of chemical reagents depend on the ability of licensees and customers to manufacture and sell qualified synthetic fuels that generate tax credits. From time to time, issues arise as to the availability of tax credits, including the items discussed below.

     Legislation. Under current law, Section 29 tax credits for synthetic fuel produced from coal expire on December 31, 2007. In addition, there have been initiatives from time to time to consider the early repeal or modification of Section 29. This year, a bill was introduced in the United States House of Representatives that would repeal the Section 29 credit for synthetic fuel produced from coal. If Section 29 expires at the end of 2007 or if it is repealed or adversely modified, synthetic fuel facilities would probably either close or substantially curtail production. At this time, given current prices of coal and costs of synthetic fuel production, Headwaters does not believe that production of synthetic fuel will be profitable absent the tax credits. In addition, if Headwaters' licensees close their facilities or materially reduce production activities (whether after 2007, upon earlier repeal or adverse modification of Section 29 or for any other reason), it would have a material adverse effect on the revenues and net income of Headwaters. Furthermore, Section 29 tax credits are subject to phase-out after the annual average unregulated oil price reaches $50.14 per barrel (the NYMEX one-day trading price on August 9, 2004 was $44.84 per barrel), adjusted annually for inflation, with tax credits fully phased out at $62.94 per barrel.

     IRS Audits. Licensees are subject to audit by the IRS. The IRS may challenge whether Covol Fuels' licensees satisfy the requirements of
     Section 29, or applicable Private Letter Rulings, including placed-in-service requirements, or may attempt to disallow Section 29 tax

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


     credits for some other reason. The IRS has initiated audits of certain licensee-taxpayers who claimed Section 29 tax credits, and the outcome of any such audit is uncertain. Recently, a licensee announced that IRS field auditors have issued a notice of proposed adjustment challenging the placed-in-service date of three of its synthetic fuel facilities. The licensee believes that the facilities meet the placed-in-service requirement, however, the matter is at an early stage and the timing and final results of the audit are unknown. The inability of a licensee to claim Section 29 tax credits would reduce Headwaters' future income from the licensee.

     Senate Permanent Subcommittee on Investigations. On October 29, 2003, the Permanent Subcommittee on Investigations of the Government Affairs Committee of the United States Senate issued a notification of pending investigations. The notification listed the synthetic fuel tax credit as a new item. In March 2004, the Subcommittee described its investigation as follows: "The Subcommittee is continuing its investigation of tax credits claimed under Section 29 of the Internal Revenue Code for the sale of coal-based synthetic fuels. This investigation is examining the utilization of these tax credits, the nature of the technologies and fuels created, the use of these fuels, and other aspects of Section 29. The investigation will also address the IRS' administration of Section 29 tax credits."

     The effect that the Subcommittee investigation of synthetic fuel tax credits may have on the industry is unknown. While the investigation is pending, it may have a material adverse effect on the willingness of buyers to engage in transactions to purchase synthetic fuel facilities or on the willingness of current owners to operate their facilities, and may materially adversely affect Headwaters' revenues and net income. The Subcommittee has not scheduled a hearing as of this report. Headwaters cannot make any assurances as to the timing or ultimate outcome of the Subcommittee investigation, nor can Headwaters predict whether Congress or others may conduct investigations of Section 29 tax credits in the future.

     License Fees - Pursuant to the contractual terms of an agreement with a certain licensee, the license fees owed to Headwaters, which accumulated during a period of approximately two and a half years, were placed in escrow for the benefit of Headwaters, pending resolution of an audit of the licensee by the IRS. As of March 31, 2004, the escrowed license fees and earned interest, net of the amount Headwaters is required to pay to a third party, were approximately $28,000,000. Approximately $3,000,000 of this amount related to revenue recorded in the March 2004 quarter and approximately $25,000,000 was recorded as revenue related to prior periods.

     Prior to December 31, 2003, certain accounting rules governing revenue recognition, requiring that the seller's price to the buyer be "fixed or determinable" as well as reasonably certain of collection, appeared to preclude revenue recognition for the amounts placed in escrow because they were potentially subject to adjustment based on the outcome of the IRS audit. Accordingly, none of the escrowed amounts were recognized as revenue in the consolidated statements of income through December 31, 2003. During the March 2004 quarter, the fieldwork for the tax audit of the licensee was completed and there were no proposed adjustments to the tax credits claimed by the licensee. As a result, in March 2004 Headwaters recognized revenue relating to the funds deposited in the escrow account totaling approximately $27,900,000. Interest income of approximately $164,000 was also recognized. During the June 2004 quarter, the IRS completed its administrative review of the licensee's tax audit and the escrowed amounts were disbursed from the escrow account and paid to Headwaters.

     In addition to the escrowed amounts, this same licensee has also set aside substantial amounts for working capital and other operational contingencies as provided for in the contractual agreements. These amounts may eventually be paid out to various parties having an interest in the cash flows from the licensee's operations, including Headwaters, if they are not used for working capital and other operational contingencies. As a result, Headwaters currently expects to receive at some future date a portion of those reserves, the amount of which is not currently determinable and therefore, not recognizable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto included elsewhere herein. Headwaters' fiscal year ends on September 30 and unless otherwise noted, future references to 2003 refer to Headwaters' fiscal quarter and/or nine-month period ended June 30, 2003, and references to 2004 refer to Headwaters' fiscal quarter and/or nine-month period ended June 30, 2004.

Consolidation, Acquisitions and Segments

         Consolidation. The consolidated financial statements include the accounts of Headwaters and all of its subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the time required to obtain accurate financial information related to HTI's foreign contracts, for financial reporting purposes HTI's financial statements have historically been consolidated with Headwaters' financial statements using a one-month lag. Effective October 1, 2003, Headwaters eliminated this one-month lag because of the decreased significance of HTI's foreign contracts. Accordingly, ten months of HTI's results of operations have been included in the consolidated statement of income for the nine months ended June 30, 2004. The results of operations for VFL and Eldorado have been included in the consolidated results of operations from the dates of acquisition (April 9, 2004 and June 2, 2004, respectively) through June 30, 2004.

         VFL Acquisition. On April 9, 2004, Headwaters acquired 100% of the common stock of VFL and assumed all of VFL's outstanding debt, for a total purchase price of approximately $29.3 million. VFL is based in West Chester, Pennsylvania and manages approximately two million tons of CCPs annually. In addition, VFL has operating knowledge relating to the use of low quality ash materials in value-added applications. The acquisition of VFL broadens the scope of services that Headwaters' CCP segment offers, as well as its client base, principally on the East coast of the United States and in the Ohio River Valley. In connection with the VFL acquisition, Headwaters issued $19.0 million of notes payable to the VFL stockholders, $13.0 million of which was repaid prior to June 30, 2004 and $6.0 million of which was repaid in July 2004.

         The VFL acquisition was accounted for using the purchase method of accounting as required by SFAS No.141, "Business Combinations." Assets acquired and liabilities assumed were recorded at their estimated fair values as of April 9, 2004. Approximately $11.3 million of the purchase price was allocated to identifiable intangible assets consisting of contracts with utility companies, industrial clients and municipalities. This amount is being amortized over an estimated average useful life of eight years. The remaining purchase price not attributable to the tangible and identifiable intangible assets was allocated to goodwill, all of which is expected to be tax deductible. All of the intangible assets and goodwill have been allocated to Headwaters' CCP segment.

         Eldorado Acquisition. On June 2, 2004, Headwaters acquired 100% of the ownership interests of Eldorado and paid off all of Eldorado's outstanding debt, for a total purchase price of approximately $210.4 million. Eldorado is based in San Marcos, California and is a leading manufacturer of architectural manufactured stone. With over 1,600 distributors, Eldorado provides Headwaters with a national platform for expanded marketing of "green" building products, such as mortar and stucco made with reclaimed fly ash from coal combustion. Headwaters expects Eldorado, which will be integrated into its construction materials segment, to provide critical mass and improved margins in Headwaters' efforts to expand the use of fly ash in building products. In connection with the Eldorado acquisition, Headwaters issued $172.5 million of new convertible senior subordinated debt and also borrowed funds under its senior secured revolving credit arrangement and an arrangement with an investment company, the latter two of which were repaid prior to June 30, 2004, all as explained in more detail in Note 7 to the consolidated financial statements.

         The Eldorado acquisition was accounted for using the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their estimated fair values as of June 2, 2004. Approximately $8.2 million of the purchase price was allocated to identifiable intangible assets, consisting primarily of non-compete agreements. The intangible assets are being amortized over estimated useful lives ranging from three to ten years. The remaining purchase price not attributable to the tangible and identifiable intangible assets was allocated to goodwill, most of which is expected to be tax deductible. All of the intangible assets and goodwill have been allocated to Headwaters' construction materials segment.

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

         The CCP segment includes ISG's business of providing fly ash to the building products and ready mix concrete industries. This segment markets coal combustion products such as fly ash and bottom ash, known as CCPs. ISG has long-term contracts, primarily with coal-fired electric power generation plants, pursuant to which it manages the post-combustion operations for the utilities. ISG markets CCPs to replace manufactured or mined materials, such as portland cement, lime, agricultural gypsum, fired lightweight aggregate, granite aggregate and limestone. CCP revenues consist primarily of the sale of products, with a small amount of service revenue. VFL has been included in Headwaters' CCP segment since its acquisition in April 2004.

         The construction materials segment manufactures and distributes value-added bagged concrete, stucco, mortar and block products, and since the acquisition of Eldorado, architectural manufactured stone. ISG has introduced high volumes of CCPs as substitute ingredients in the products the construction materials segment produces. Eldorado has been included in Headwaters' construction materials segment since its acquisition in June 2004.

         Due to the seasonality of the operations of the CCP and construction materials segments, the VFL and Eldorado acquisitions in 2004, and other factors, Headwaters' consolidated results of operations for 2004 are not indicative of the results to be expected for the full fiscal 2004 year.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

         The information set forth below compares Headwaters' operating results for the three months ended June 30, 2004 ("2004") with operating results for the three months ended June 30, 2003 ("2003").

         Revenue. Total revenue for 2004 increased by $27.9 million or 26% to $134.3 million as compared to $106.4 million for 2003. The major components of revenue are discussed in the sections below.

         Sales of Chemical Reagents. Chemical reagent sales during 2004 were $35.3 million with a corresponding direct cost of $23.8 million. Chemical reagent sales during 2003 were $35.9 million with a corresponding direct cost of $25.3 million. The decrease in chemical reagent sales during 2004 was due primarily to decreased synthetic fuel production by customers with which Headwaters does not have a license agreement, largely offset by increased synthetic fuel production by Headwaters' licensees. The gross margin percentage increased 3% from 2003 to 2004 due primarily to a general price increase effective in 2004.

         License Fees. During 2004, Headwaters recognized license fee revenue totaling $13.4 million, an increase of $3.3 million or 33% over $10.1 million of license fee revenue recognized during 2003. The primary reason for the increase in license fee revenue in 2004 compared to 2003 was the recognition in 2004 of approximately $5.0 million of revenue relating to the licensee whose IRS audit was finalized recently for which 2003 license fees were escrowed (see Note 10 to the consolidated financial statements), partially offset by a decrease in license fees of approximately $1.8 million from another licensee which curtailed production of synthetic fuel at two facilities in 2004.

         The licensee described in Note 10 to the consolidated financial statements has set aside substantial amounts for working capital and other operational contingencies as provided for in the contractual agreements. These amounts may eventually be paid out to various parties having an interest in the cash flows from the licensee's operations, including Headwaters, if they are not used for working capital and other operational contingencies. As a result, Headwaters currently expects to receive at some future date a portion of those reserves, the amount of which is not currently determinable and therefore, not recognizable.

         CCP Revenues. CCP revenues for 2004 were $58.7 million with a corresponding direct cost of $42.1 million. CCP revenues for 2003 were $46.0 million with a corresponding direct cost of $33.2 million. The increase in CCP revenues during 2004 was due primarily to increased demand for high quality fly ash products and the acquisition of VFL in April 2004. VFL's revenues for 2004 totaled $7.7 million.

         Sales of Construction Materials. Sales of construction materials during 2004 were $26.8 million with a corresponding direct cost of $19.8 million. Sales of construction materials during 2003 were $13.3 million with a corresponding direct cost of $10.1 million. The increase in sales of construction materials during 2004 was due primarily to the acquisition of Eldorado in June 2004. Eldorado's revenues for 2004 totaled $13.6 million.

         Depreciation and Amortization. These costs increased from $3.4 million in 2003 to $4.5 million in 2004, due primarily to the acquisitions of VFL and Eldorado and the resulting increases in depreciable property, plant and equipment and amortizable intangible assets (see Notes 2 and 6 to the consolidated financial statements).

         Research and Development. Research and development expenses increased by $0.6 million to $1.7 million in 2004 from $1.1 million in 2003. The increase was primarily attributable to increased HTI research and development activities. Management currently expects fiscal 2004 research and development expenses to outpace the level of expenses for 2003 as a result of continued emphasis on HTI's activities.

         Selling, General and Administrative Expenses. These expenses increased $4.2 million to $14.6 million for 2004 from $10.4 million for 2003. The increase in 2004 was due primarily to the acquisitions of VFL and Eldorado ($2.8 million) and increased incentive pay expenses, along with certain increases in various other costs incidental to growth, such as payroll-related costs and professional services. The increase in incentive pay expenses was the result of obligations arising from Headwaters' bonus plans, due in turn to improved operating results in 2004 compared to 2003.

         Other Income and Expense. During 2004, Headwaters reported net other expense of $1.0 million compared to net other expense of $4.2 million during 2003. The change of $3.2 million was primarily attributable to a decrease in interest expense of $2.9 million in 2004.

         Interest expense decreased from $4.2 million in 2003 to $1.3 million in 2004 due primarily to lower average levels of outstanding debt in 2004 and the substantial reduction in the weighted-average interest rate on outstanding debt in 2004.

         In 2004, a gain of $0.3 million was recorded on a note receivable previously written off, and in 2003, a $0.3 million loss was recorded on an investment.

         Income Tax Provision. In 2004, Headwaters recorded an income tax provision at an effective tax rate of approximately 40.0%, compared to 39.9% in 2003.

Nine Months Ended June 30, 2004 Compared to Nine Months Ended June 30, 2003

         The information set forth below compares Headwaters' operating results for the nine months ended June 30, 2004 ("2004") with operating results for the nine months ended June 30, 2003 ("2003").

         Revenue. Total revenue for 2004 increased by $74.1 million or 26% to $355.3 million as compared to $281.2 million for 2003. The major components of revenue are discussed in the sections below.

         Sales of Chemical Reagents. Chemical reagent sales during 2004 were $98.4 million with a corresponding direct cost of $66.8 million. Chemical reagent sales during 2003 were $98.1 million with a corresponding direct cost of $66.1 million. The increase in chemical reagent sales during 2004 was due primarily to significantly increased synthetic fuel production by Headwaters' licensees, largely offset by decreased synthetic fuel production by customers with which Headwaters does not have a license agreement. The gross margin percentage decreased 1% from 2003 to 2004 due primarily to differing chemical reagent formula requirements of certain licensees and other customers.

         License Fees. During 2004, Headwaters recognized license fee revenue totaling $59.3 million, an increase of $31.5 million or 113% over $27.8 million of license fee revenue recognized during 2003. The primary reason for the increase in license fee revenue in 2004 compared to 2003 was the recognition in March 2004 of $24.9 million of net revenue relating to funds previously deposited in an escrow account by one of Headwaters' licensees relating to funds deposited prior to December 31, 2003, plus approximately $8.0 million of net revenue relating to the March and June 2004 quarters.

         CCP Revenues. CCP revenues for 2004 were $143.4 million with a corresponding direct cost of $102.8 million. CCP revenues for 2003 were $115.5 million with a corresponding direct cost of $84.6 million. The increase in CCP revenues during 2004 was due primarily to increased demand for high quality fly ash products, the acquisition of VFL in April 2004, and the renegotiation of certain service agreements. VFL's revenues for 2004 totaled $7.7 million. The gross margin percentage increased from 2003 to 2004 due primarily to benefits realized from the renegotiation of the service agreements.

         Sales of Construction Materials. Sales of construction materials during 2004 were $50.0 million with a corresponding direct cost of $38.9 million. Sales of construction materials during 2003 were $36.0 million with a corresponding direct cost of $27.5 million. The increase in sales of construction materials during 2004 was due primarily to the acquisition of Eldorado in June 2004. Eldorado's revenues for 2004 totaled $13.6 million. The decrease in gross margin percentage from 2003 to 2004 was due primarily to certain inventory and other balance sheet adjustments, some of which related to original purchase price allocations, partially offset by higher margins from Eldorado for the month of June.

         Depreciation and Amortization. These costs increased by $1.4 million to $11.1 million in 2004 from $9.7 million in 2003. The increase was primarily attributable to the acquisitions of VFL and Eldorado and the resulting increases in depreciable property, plant and equipment and amortizable intangible assets, and an extra month of depreciation and amortization of HTI's tangible and intangible assets in 2004.

         Research and Development. Research and development expenses increased by $1.9 million to $5.1 million in 2004 from $3.2 million in 2003. The increase was primarily attributable to increased HTI research and development activities and an extra month of HTI expenses in 2004.

         Selling, General and Administrative Expenses. These expenses increased $12.0 million to $42.3 million for 2004 from $30.3 million for 2003. The increase in 2004 was due primarily to increased incentive pay expenses, along with certain increases in various other costs incidental to growth, primarily payroll-related costs, as well as the acquisitions of VFL and Eldorado. The increase in incentive pay expenses was the result of obligations arising from Headwaters' bonus plans, due in turn to improved operating results in 2004 compared to 2003, a significant portion of which related to revenue recognized from escrowed funds in March 2004, as previously discussed.

         Other Income and Expense. During 2004, Headwaters reported net other expense of $14.4 million compared to net other expense of $14.2 million during 2003. The change of $0.2 million was primarily attributable to an increase in interest expense of $0.3 million in 2004, the write-off of $0.8 million of deferred acquisition costs related to projects that were abandoned in 2004, partially offset by a reduction of $1.1 million in note receivable losses.

         Interest expense increased from $12.3 million in 2003 to $12.6 million in 2004 due primarily to accelerated non-cash interest expense related to the substantial increase in debt repayments that were made in 2004 compared to 2003. In 2004, debt repayments totaled approximately $207.0 million, which consisted largely of early repayments. In 2003, debt repayments totaled approximately $30.3 million. As a result of the increase in repayments in 2004, non-cash interest expense, representing amortization of debt discount and debt issue costs, increased from $2.9 million in 2003 to $7.8 million in 2004. Partially offsetting this large increase in non-cash interest expense was a decrease in cash interest expense in 2004 due to the lower average levels of outstanding long-term debt in 2004 compared to 2003, and a reduction in the weighted-average interest rate on outstanding debt.

         Losses of $1.0 million were recorded on notes receivable in 2004 compared to a loss on a note receivable of $2.1 million in 2003.

         Income Tax Provision. In 2004, Headwaters recorded an income tax provision at an effective tax rate of approximately 39.1%. In 2003, the effective tax rate was approximately 40.0%. The primary reason for the decrease in the effective tax rate was decreased state income taxes due to tax planning strategies implemented for fiscal year 2004.

         Liquidity and Capital Resources

         Summary of Cash Flow Activities. Net cash provided by operating activities during the nine months ended June 30, 2004 ("2004") was $56.2 million compared to $41.2 million of net cash provided by operations during the nine months ended June 30, 2003 ("2003"). The change was primarily attributable to an increase in net income in 2004 compared to 2003.

         In 2004, Headwaters issued 5.0 million shares of common stock under an effective shelf registration statement for net cash proceeds of $90.3 million. Headwaters used $50.0 million of the cash generated from the issuance of common stock to repay debt and the remaining proceeds were temporarily invested in short-term trading investments. During 2004, a total of $207.0 million of debt was repaid, which amount includes $50.0 million of cash obtained from the refinancing of Headwaters' senior debt. New debt issuances in 2004 totaled $269.2 million, net of debt issuance costs, and included $172.5 million of convertible senior subordinated notes and $94.0 million of senior debt (of which $45.25 million was repaid prior to June 30, 2004). Most of the new debt issuances were in connection with the Eldorado acquisition in June 2004. During 2004, investing activities consisted primarily of payments for acquisitions, including approximately $209.8 million for Eldorado, and the purchase of property, plant and equipment. More details about Headwaters' investing and financing activities are provided in the following paragraphs.

         Investing Activities. As described in more detail in Note 2 to the consolidated financial statements, Headwaters acquired VFL and Eldorado during the quarter ended June 30, 2004. These acquisitions required net payments of cash totaling approximately $213.3 million, most of which was obtained from the issuance of $172.5 million of convertible senior subordinated notes and $44.0 million of borrowings under Headwaters' revolving credit arrangement. In addition, in July 2004, Headwaters acquired SCP for total cash payments of approximately $26.0 million and the assumption of approximately $10.0 million of debt.

         Headwaters intends to continue to expand its business through growth of existing operations, commercialization of technologies currently being developed, and strategic acquisitions of entities that operate in adjacent industries. It is possible that some portion of cash and cash equivalents and short-term trading investments will be used to fund acquisitions of complementary businesses in the chemical, energy, building products and related industries. Acquisitions are an important part of Headwaters' business strategy and to that end, Headwaters routinely reviews complementary acquisitions, including those in the areas of CCP marketing and construction materials, and coal and catalyst technologies. The new senior secured credit agreement generally requires approval for acquisitions funded with cash in excess of $30.0 million individually or in excess of $50.0 million in the aggregate. Approval is required for aggregate acquisitions in excess of $20.0 million not funded with cash. These limits apply to acquisitions in any single fiscal year. Approvals from the lenders for the acquisitions of VFL, Eldorado and SCP were obtained when the new credit agreement was executed. In 2004, Headwaters expensed approximately $0.8 million of deferred acquisition costs related to acquisition projects that were abandoned.

         In 2004, payments for the purchase of property, plant and equipment totaled $9.9 million. These capital expenditures primarily related to the CCP segment. Total capital expenditures for fiscal year 2004 are expected to be higher than for fiscal year 2003, due primarily to the 2004 acquisitions.

         Headwaters had two notes receivable with a combined carrying value of approximately $2.5 million at September 30, 2003. In 2004, Headwaters wrote-off the balance of one of these notes and recorded a write-down of the other note receivable, which has a carrying value at June 30, 2004 of approximately $1.5 million. This note receivable is supported by collateral; however, Headwaters could incur additional losses if the remaining balance on the note is not repaid or if the collateral value declines.

         Financing Activities. Headwaters has an effective universal shelf registration statement on file with the SEC that can be used for the sale of common stock, preferred stock, convertible debt and other securities. In December 2003, Headwaters filed a prospectus supplement to the shelf registration statement and issued 4.8 million shares of common stock under this shelf registration statement in an underwritten public offering. In January 2004, an additional 0.2 million shares of common stock were issued upon exercise of the underwriters' over-allotment option. In total, proceeds of $90.3 million were received, net of offering costs of $6.4 million. Following these issuances of common stock, approximately $53.0 million remains available for future offerings of securities under the shelf registration statement. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering would commence under the registration statement.

         New Senior Secured Credit Agreement - In March 2004, Headwaters entered into a credit agreement with a syndication of lenders under which a total of $50.0 million was borrowed under a term loan arrangement and which, as amended in June 2004, provides for an additional $75.0 million to be borrowed under a revolving credit arrangement. The initial $50.0 million of proceeds were used to repay in full the remaining balance due under Headwaters' former Term B senior secured credit agreement.

         The current $48.8 million term loan is secured by all assets of Headwaters, bears interest at a variable rate (approximately 3.6% at June 30, 2004), and is repayable in quarterly installments of $1.25 million through September 2007. The remaining principal at that time of $32.5 million is repayable in November 2007, the termination date of the credit agreement. Optional prepayments of the term loan can be made at Headwaters' discretion, subject to certain minimum amount requirements specified in the credit agreement. Beginning December 31, 2004 and continuing each year thereafter, Headwaters must make mandatory prepayments to the extent of 50% of Headwaters' fiscal year "excess cash flows," as defined. Once repaid in full or in part, no further borrowings under the term loan arrangement can be made.

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

         Senior Subordinated Debentures - In connection with the ISG acquisition, Headwaters also entered into a $20.0 million subordinated loan agreement, under which senior subordinated debentures were issued. ISG management participated in one-half, or $10.0 million, of the $20.0 million of debt issued. The other half was issued to a corporation. The debentures were due in 2007; however, in December 2003, the debentures were repaid in full, including a 4%, or $0.4 million, prepayment charge paid to the corporation holding $10.0 million of the debentures. This charge, along with all remaining unamortized debt discount and debt issue costs, is included in interest expense in the consolidated statement of income.

         Convertible Senior Subordinated Notes - In connection with the Eldorado acquisition, Headwaters issued $172.5 million of 2 ?% convertible senior subordinated notes due 2016. Holders of the notes may convert the notes into shares of Headwaters' common stock at a conversion rate of 33.3333 shares per $1,000 principal amount ($30 conversion price), or approximately 5.75 million aggregate shares of common stock, contingent upon certain events. The conversion rate adjusts for events related to Headwaters' common stock, including common stock issued as a dividend, rights or warrants to purchase common stock issued to all holders of Headwaters' common stock, and other similar rights or events that apply to all holders of common stock.

         The notes are convertible if any of the following five criteria are met: 1) satisfaction of a market price condition which becomes operative if the common stock trading price reaches $39 per share for a certain period of time prior to June 1, 2011 and at any time after that date; 2) a credit rating, if any, assigned to the notes is three or more rating subcategories below the initial rating, if any; 3) the notes trade at 98% of the product of the common stock trading price and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the notes, except this provision is not available if the closing common stock price is between 100% and 130% of the current conversion price of the notes; 4) Headwaters calls the notes for redemption; and 5) certain corporate transactions occur, including distribution of rights or warrants to all common stock holders entitling them to purchase common stock at less than the current market price or distribution of common stock, cash or other assets, debt securities or certain rights to purchase securities where the distribution has a per share value exceeding 5% of the closing common stock price on the day immediately preceding the declaration date for such distribution. In addition, the notes are convertible if Headwaters enters into an agreement pursuant to which Headwaters' common stock would be converted into cash, securities or other property.

         Headwaters may call the notes for redemption at any time on or after June 1, 2007 and prior to June 4, 2011 if the closing common stock price exceeds 130% of the conversion price for 20 trading days in any consecutive 30-day trading period (in which case Headwaters must provide a "make whole" payment of the present value of all remaining interest payments on the redeemed notes through June 1, 2011). Headwaters may redeem any portion of the notes at any time on or after June 4, 2011. In addition, the holder of the notes has the right to require Headwaters to repurchase all or a portion of the notes on June 1, 2011 or if a fundamental change in common stock has occurred, including termination of trading. Subsequent to June 1, 2011, the notes require an additional interest payment equal to 0.40% of the average trading price of the notes if the trading price equals 120% or more of the principal amount of the notes.

         Headwaters has not included the additional shares of common stock contingently issuable under the notes in diluted earnings per share as none of the contingencies have been met. Had Headwaters included the shares in the June 30, 2004 calculation using the if-converted method, diluted earnings per share would have been reduced by $0.02 per share to $0.45 and $1.36 for the three- and nine-month periods ended June 30, 2004, respectively.

         Notes Payable to Former VFL Stockholders - In connection with the VFL acquisition, Headwaters issued $19.0 million of notes payable to the VFL stockholders, $13.0 million of which was repaid prior to June 30, 2004 and $6.0 million of which was repaid in July 2004.

         Short-term Borrowings with an Investment Bank - Headwaters has an arrangement with an investment bank under which Headwaters can borrow up to 90% of the value of the portfolio of Headwaters' short-term investments with the investment bank, limited to a maximum amount of $20.0 million. Headwaters borrowed $10.0 million under this arrangement during June 2004, all of which was repaid prior to June 30, 2004. In July, Headwaters borrowed $6.0 million under this arrangement, which was repaid prior to July 31, 2004.

         In 2004, cash proceeds from the exercise of options, warrants and employee stock purchases totaled $7.4 million, compared to $2.1 million in 2003. Option exercise activity is largely dependent on Headwaters' stock price and is not predictable. To the extent non-qualified stock options are exercised, or there are disqualifying dispositions of shares obtained upon the exercise of incentive stock options, Headwaters receives an income tax deduction generally equal to the income recognized by the optionee. Such amounts, reflected in cash flows from operations in the consolidated statements of cash flows, were $1.7 million in 2003 and $3.3 million in 2004. These income tax deductions do not affect income tax expense and the effective income tax rate; rather they are reflected as increases in capital in excess of par value in the consolidated balance sheet.

         Working Capital. In 2004, Headwaters' working capital increased by $41.2 million, to $55.4 million as of June 30, 2004. Several of the significant changes in the components of working capital were the result of the 2004 acquisitions, most notably Eldorado. Headwaters expects operations to produce positive cash flows in future periods, which, combined with current working capital, is expected to be sufficient for operating needs for the next 12 months.

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

         The senior secured credit agreement contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset liens, capital expenditures in excess of $26.0 million in any fiscal year and the payment of dividends, among others. In addition, Headwaters must meet minimum net worth requirements and maintain certain financial ratios, including leverage ratios and a fixed charge coverage ratio, as those terms are defined in the credit agreement. The initial net worth requirement is $200.3 million and is increased by 50% of Headwaters' consolidated net income earned subsequent to March 31, 2004. Headwaters must maintain a total leverage ratio of 2.5:1.0 or less and a senior debt leverage ratio of 1.5:1.0 or less. Headwaters is in compliance with all debt covenants as of June 30, 2004.

         Borrowing terms under the revolving credit arrangement are generally the same as those described in the preceding paragraphs except that reborrowings of any available portion of the $75.0 million revolver can be made at any time. Finally, the credit agreement allows for the issuance of letters of credit, provided there is capacity under the revolving credit arrangement. Currently, two letters of credit totaling $2.0 million are outstanding, with expiration dates in November 2004 and June 2005. In connection with the purchase of Eldorado in June 2004, a total of $44.0 million was borrowed under the revolving credit arrangement, all of which was repaid prior to June 30, 2004. In connection with the purchase of SCP in July 2004, a total of $20.0 million was borrowed under the revolving credit arrangement, which remains outstanding currently. Headwaters currently pays a fee of 0.375% on the unused portion of the revolving credit arrangement.

         Income Taxes. As discussed previously, cash payments for income taxes are reduced for disqualifying dispositions of shares obtained upon the exercise of stock options, which totaled $3.3 million in 2004. Headwaters' cash requirements for income taxes in fiscal 2004 are expected to approximate the income tax provision, with some lag due to the seasonality of operations and because estimated income tax payments are typically based on annualizing the fiscal year's income based on year-to-date results.

         Summary of Future Cash Requirements. Significant future cash needs, in addition to operational working capital requirements and acquisition-related funding requirements, are currently expected to consist primarily of debt service payments on outstanding long-term debt, income taxes and capital expenditures.

Section 29 Matters

         Covol Fuels' license fees and revenues from sales of chemical reagents depend on the ability of licensees and customers to manufacture and sell qualified synthetic fuels that generate tax credits. From time to time, issues arise as to the availability of tax credits, including the items discussed below.

         Legislation. Under current law, Section 29 tax credits for synthetic fuel produced from coal expire on December 31, 2007. In addition, there have been initiatives from time to time to consider the early repeal or modification of Section 29. This year, a bill was introduced in the United States House of Representatives that would repeal the Section 29 credit for synthetic fuel produced from coal. If Section 29 expires at the end of 2007 or if it is repealed or adversely modified, synthetic fuel facilities would probably either close or substantially curtail production. At this time, given current prices of coal and costs of synthetic fuel production, Headwaters does not believe that production of synthetic fuel will be profitable absent the tax credits. In addition, if Headwaters' licensees close their facilities or materially reduce production activities (whether after 2007, upon earlier repeal or adverse modification of Section 29 or for any other reason), it would have a material adverse effect on the revenues and net income of Headwaters. Furthermore,
Section 29 tax credits are subject to phase-out after the annual average unregulated oil price reaches $50.14 per barrel (the NYMEX one-day trading price on August 9, 2004 was $44.84 per barrel), adjusted annually for inflation, with tax credits fully phased out at $62.94 per barrel.

         IRS Audits. Licensees are subject to audit by the IRS. The IRS may challenge whether Covol Fuels' licensees satisfy the requirements of Section 29, or applicable Private Letter Rulings, including placed-in-service requirements, or may attempt to disallow Section 29 tax credits for some other reason. The IRS has initiated audits of certain licensee-taxpayers who claimed Section 29 tax credits, and the outcome of any such audit is uncertain. Recently, a licensee announced that IRS field auditors have issued a notice of proposed adjustment challenging the placed-in-service date of three of its synthetic fuel facilities. The licensee believes that the facilities meet the placed-in-service requirement, however, the matter is at an early stage and the timing and final results of the audit are unknown. The inability of a licensee to claim Section 29 tax credits would reduce Headwaters' future income from the licensee.

         Senate Permanent Subcommittee on Investigations. On October 29, 2003, the Permanent Subcommittee on Investigations of the Government Affairs Committee of the United States Senate issued a notification of pending investigations. The notification listed the synthetic fuel tax credit as a new item. In March 2004, the Subcommittee described its investigation as follows: "The Subcommittee is continuing its investigation of tax credits claimed under Section 29 of the Internal Revenue Code for the sale of coal-based synthetic fuels. This investigation is examining the utilization of these tax credits, the nature of the technologies and fuels created, the use of these fuels, and other aspects of
Section 29. The investigation will also address the IRS' administration of
Section 29 tax credits."

         The effect that the Subcommittee investigation of synthetic fuel tax credits may have on the industry is unknown. While the investigation is pending, it may have a material adverse effect on the willingness of buyers to engage in transactions to purchase synthetic fuel facilities or on the willingness of current owners to operate their facilities, and may materially adversely affect Headwaters' revenues and net income. The Subcommittee has not scheduled a hearing as of this report. Headwaters cannot make any assurances as to the timing or ultimate outcome of the Subcommittee investigation, nor can Headwaters predict whether Congress or others may conduct investigations of Section 29 tax credits in the future.

Recent Accounting Pronouncements and Other Accounting Developments

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

         At a recent Emerging Issues Task Force meeting, the Task Force discussed the accounting for contingently convertible debt instruments. As discussed in Note 7 to the consolidated financial statements, Headwaters' convertible senior subordinated notes have such features. Under current interpretations of FASB Statement No. 128, "Earnings per Share," Headwaters excludes the potential common shares underlying the notes from the calculation of diluted earnings per share until such time as the contingent conversion features are met. The Task Force reached a tentative conclusion that the contingently issuable shares guidance in Statement No. 128 does not apply to convertible debt. As a result, the dilutive effect of contingently convertible debt would be included in the calculation of diluted earnings per share immediately upon issuance of the debt instrument. If the Task Force's conclusion is confirmed, Headwaters could be required to retroactively restate diluted earnings per share to include the effect of the contingently convertible debt from the issuance date forward as if it was converted. This restatement would have the effect of reducing Headwaters' reported diluted earnings per share.

Forward-looking Statements

         Statements in this Quarterly Report on Form 10-Q regarding Headwaters' expectations as to the managing and marketing of coal combustion products, operation of facilities utilizing alternative fuel technologies, the marketing of synthetic fuels, the receipt of licensing fees, royalties, and product sales revenues, the development, commercialization and financing of new technologies and other strategic business opportunities and acquisitions and other information about Headwaters that is not purely historical by nature, including those statements regarding Headwaters' future business plans, the operation of facilities, the availability of tax credits, the availability of feedstocks, and the marketability of the coal combustion products and synthetic fuel, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Headwaters believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting the coal combustion products and synthetic fuel industries or the economy generally, factors which could cause actual results to differ from expectations stated in these forward-looking statements include, among others, the Risk Factors described in "Risk Factors" in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2003, and the Risk Factors described in Item 5 of our Form 8-K dated May 25, 2004 and in our Form S-3 filed on July 20, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Headwaters is exposed to financial market risks, primarily related to changes in interest rates. Headwaters does not use derivative financial instruments for speculative or trading purposes and no material derivative financial instruments were outstanding as of June 30, 2004 or subsequent thereto.

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

         As described in more detail in Note 7 to the consolidated financial statements, Headwaters has outstanding $48.75 million of variable-rate long-term debt as of June 30, 2004, which is repayable through November 2007. The interest rate on this debt as of June 30, 2004 was approximately 3.6%. In June 2004, Headwaters locked in this rate for one month and in July 2004, Headwaters locked in a new rate for one month. Rates can be locked in for periods ranging from one month to one year. A change in the interest rate of 1% would change interest expense by approximately $0.5 million during the 12 months ended June 30, 2004, considering required principal repayments.

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

         Based on their review and evaluation as of June 30, 2004, and subject to the inherent limitations as described above, Headwaters' CEO and CFO have concluded that Headwaters' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. In addition, they are not aware of any change in Headwaters' internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, Headwaters' internal control over financial reporting.


                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         See "Legal or Contractual Matters" in Note 10 to the consolidated financial statements for a description of current legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

         During the quarter ended June 30, 2004, pursuant to the exercise of options, approximately 15,000 shares of Headwaters restricted common stock were issued. Headwaters has several outstanding effective registration statements filed on Forms S-3 and S-8. All but 2,500 of the shares of restricted common stock issued during the quarter have been registered under one of these registration statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein:

         12       Computation of ratio of earnings to combined fixed       *
                  charges and preferred stock dividends
         31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief          *
                  Executive Officer
         31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief          *
                  Financial Officer
         32       Section 1350 Certifications of Chief Executive           *
                  Officer and Chief Financial Officer
______________

                  *        Filed herewith.


(b) The following Forms 8-K were filed with the SEC during the quarter ended June 30, 2004:

         o Form 8-K filed April 14, 2004 to file a press release announcing that Headwaters completed the acquisition of VFL Technology Corporation.

         o Form 8-K filed April 22, 2004 to file two press releases announcing i) the execution of a purchase agreement to acquire Eldorado Stone, LLC, and ii) Headwaters' results for the quarter ended March 31, 2004.

         o Form 8-K filed May 25, 2004 to i) disclose the probable acquisition of Eldorado Stone, LLC and file the required financial statements of Eldorado and pro forma financial information; and ii) update the risk factors for outstanding Forms S-3 and S-8.

         o Form 8-K filed May 26, 2004 to file a press release announcing the pricing of $150 million of convertible senior subordinated notes.

         o Form 8-K filed June 4, 2004 to file a press release announcing that Headwaters completed the acquisition of Eldorado Stone, LLC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HEADWATERS INCORPORATED


Date: August 10, 2004              By: /s/ Kirk A. Benson
                                      ------------------------------------------
                                      Kirk A. Benson, Chief Executive Officer
                                      (Principal Executive Officer)

Date: August 10, 2004              By: /s/ Steven G. Stewart
                                      ------------------------------------------
                                      Steven G. Stewart, Chief Financial Officer
                                      (Principal Financial Officer)