Form 10-K
period 2004-09-30
HEADWATERS INC
filed 2004-12-14
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2004,

                                       or

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

           Securities registered pursuant to Section 12(b) of the Act:
           -----------------------------------------------------------
                                      None

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2004 was $829,944,861, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

         The number of shares outstanding of the registrant's common stock as of November 30, 2004 was 33,905,043.
                           ___________________________

                       DOCUMENTS INCORPORATED BY REFERENCE


         Portions of the registrant's definitive proxy statement to be issued in connection with registrant's annual stockholders' meeting to be held in 2005 are incorporated by reference into Part III of this report on Form 10-K.

                                TABLE OF CONTENTS
                                                                            Page
PART I

ITEM 1.    BUSINESS..........................................................  4
ITEM 2.    PROPERTIES........................................................ 21
ITEM 3.    LEGAL PROCEEDINGS................................................. 21
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............... 23

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
             MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES............... 23
ITEM 6.    SELECTED FINANCIAL DATA........................................... 24
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS....................................... 25
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........ 49
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................... 50
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE........................................ 50
ITEM 9A.   CONTROLS AND PROCEDURES........................................... 50
ITEM 9B.   OTHER INFORMATION................................................. 51

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................ 51
ITEM 11.   EXECUTIVE COMPENSATION............................................ 51
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.... 51
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................... 51
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES............................ 51

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES........................... 52

SIGNATURES................................................................... 55


Forward-looking Statements

This Annual Report on Form 10-K, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and Headwaters' future results that are based on current expectations, estimates, forecasts, and projections about the industries in which Headwaters operates and the beliefs and assumptions of its management. Actual results may vary materially from such expectations. Words such as "expects," "anticipates," "targets," "goals," "projects," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of Headwaters' future financial performance, its anticipated growth and trends in its businesses, and other characterizations of future events or circumstances, are forward-looking. For a discussion of the factors that could cause actual results to differ from expectations, please see the caption entitled "Risk Factors" in
Item 7 hereof. There can be no assurance that Headwaters' results of operations will not be adversely affected by such factors. Unless legally required, Headwaters undertakes no obligation to revise or update any forward-looking statements for any reason. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Headwaters' Internet address is www.headwaters.com. There Headwaters makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after Headwaters electronically files such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Headwaters' reports can be accessed through the investor relations section of its web site. The information found on Headwaters' web site is not part of this or any report it files with or furnishes to the SEC.

                                     PART I

ITEM 1. BUSINESS

General Development of Business

         Introduction. Headwaters is a diversified growth company providing products, technologies and services to the energy, construction and home improvement industries. Headwaters has grown dramatically over the last several years, both organically and through strategic acquisitions that have allowed it to diversify and pursue other growth opportunities. Headwaters' revenues have grown from $27.9 million in 2000 to $892.1 million for the fiscal year ended September 30, 2004 on a pro forma basis as if all 2004 acquisitions had occurred as of October 1, 2003. Headwaters' acquisition strategy has concentrated on opportunities that complement existing business lines, command leading market positions, are accretive to earnings and generate significant positive cash flow.

         Headwaters conducts its business primarily through the following business units:

         Headwaters Energy Services (formerly known as Covol Fuels) is the market leader in enhancing the value of coal used in power generation through licensing proprietary technologies and selling chemical reagents that convert coal into a solid alternative fuel.

         Headwaters Resources (formerly known as ISG) is the largest manager and marketer of coal combustion products ("CCPs") in the United States. Headwaters Resources creates commercial value for CCPs using CCPs primarily as a replacement for portland cement in a variety of concrete products. CCPs, such as fly ash and bottom ash, are created when coal is burned and have traditionally been an environmental and economic burden for coal-fueled power generators but, when properly managed, can result in additional revenue for the utilities.

         Headwaters Technology Innovation Group, known as HTI, develops and commercializes proprietary technologies to convert or upgrade fossil fuels into higher-value products and develops nanocatalyst technologies that have multiple industrial and chemical applications. The energy-related technologies developed or under development include direct coal liquefaction, the conversion of gas-to-liquid fuels and the upgrading of heavy oil to lighter materials. HTI has also developed a proprietary nanocatalyst technology that will allow for the custom design of catalysts on an atomic scale for multiple industrial applications, which should reduce costs and increase the efficiency of chemical reactions.

         Headwaters Construction Materials (formerly known as American Construction Materials) is a market leader in designing, manufacturing and marketing architectural stone products under the Eldorado Stone brand acquired in June 2004 and also holds regional market leadership positions in manufacturing and marketing concrete blocks, mortar and stucco materials. In September 2004, Headwaters acquired Tapco Holdings, Inc. ("Tapco"), a leading manufacturer of building products accessories (such as window shutters, gable vents and mounting blocks) and professional tools used in exterior residential remodeling and construction. The acquisitions of the Tapco and Eldorado Stone businesses in 2004 have significantly transformed the Headwaters Construction Materials business unit and given Headwaters a national presence in the commercial and residential improvement market.

         Headwaters' Company History. Headwaters was incorporated in Delaware in 1995 under the name Covol Technologies, Inc. In September 2000, its name was changed to Headwaters Incorporated. Headwaters' stock trades under the Nasdaq symbol "HDWR".

         As used herein, "Headwaters," "combined company," "we," "our" and "us" refer to Headwaters Incorporated and its consolidated subsidiaries, including Headwaters Energy Services Corp. and its subsidiaries and affiliates; Headwaters Resources, Inc. and its subsidiaries; Headwaters Technology Innovation Group, Inc. and its subsidiaries and affiliates; and Headwaters Construction Materials, Inc. and its subsidiaries and affiliates, including Eldorado Stone LLC and Tapco Holdings, Inc., unless the context otherwise requires. As used in this report, "HES" refers to Headwaters Energy Services Corp., together with its consolidated subsidiaries and affiliates; "HRI" refers to Headwaters Resources, Inc. and its consolidated subsidiaries; "HTI" refers to Headwaters Technology Innovation Group, Inc., together with its consolidated subsidiaries and affiliates; and "HCM" refers to Headwaters Construction Materials, Inc., together with its consolidated subsidiaries and affiliates, including "Eldorado", which refers to HCM Stone, LLC and Eldorado Stone LLC and all of their subsidiaries; and "Tapco," which refers to Tapco Holdings, Inc., and its subsidiaries, unless the context otherwise requires.

Headwaters Energy Services

         Principal Products and their Markets. Headwaters Energy Services Corp., together with its subsidiaries and affiliates (collectively "HES"), develops and commercializes technologies that interact with coal-based feedstocks to produce a solid alternative fuel intended to be eligible for Section 29 tax credits. The sale of qualified alternative fuel enables facility owners who comply with certain statutory and regulatory requirements to claim federal tax credits under
Section 29, which currently expires on December 31, 2007. Headwaters has licensed this technology to owners of solid alternative fuel facilities for which it receives royalty revenues. Headwaters also sells proprietary chemical reagents to licensees for use in the production of the coal-based solid alternative fuel and to other solid alternative fuel facility owners with whom Headwaters has reagent supply agreements.

         Licensees. Headwaters licenses its technologies to 28 of a company-estimated total of 75 coal-based solid alternative fuel facilities in the United States. In addition, during fiscal 2004 Headwaters sold its proprietary chemical reagents to approximately 32 licensee and other alternative fuel facilities.

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

         Chemical Reagent Sales. The transformation of the feedstock to an alternative fuel involves the use of a chemical reagent in a qualified facility. Headwaters primarily markets two proprietary latex-based chemicals, Covol 298 and Covol 298-1, which are widely used for the production of coal-based solid alternative fuel. The chemical reagent alters the molecular structure of the feedstock to produce an alternative fuel.

         Headwaters believes the benefits of its proprietary chemical reagents as compared to competitive materials include clean and efficient combustion characteristics, ease of application, concentrated form of shipment and lack of damage to material handling, pulverizing or combustion equipment. Headwaters believes the chemical reagents used in the HES process are environmentally safe, possess superior handling characteristics, burn efficiently and are competitively priced. Additionally, Headwaters' chemical reagents have been reviewed often by the IRS and tested by independent laboratories. The parameters of the HES process are consistent with the criteria for future private letter rulings as outlined by the IRS in Revenue Procedure 2001-30, as modified by Revenue Procedure 2001-34 and IRS Announcement 2003-70.

         On-site Facility Services. In addition to licensing its technology and supplying chemical reagents, HES employs chemical, electrical and mechanical engineers and field personnel with extensive plant and equipment operating experience to perform on-site facility services and other technical support functions. HES's engineers have years of experience operating alternative fuel manufacturing equipment, including mixers, extruders, pellet mills, briquetters and dryers. HES's employees are experienced in applying its chemical reagents on multiple types of coal feedstocks. HES has operated alternative fuel facilities utilizing multiple types of coal feedstocks and has developed and demonstrated process improvements in commercial facilities. HES has also designed and constructed reagent mixing and application systems and has retrofitted existing facilities to use its reagents. For new customers, HES has a mobile, skid-mounted reagent delivery system that allows for on-site demonstration testing. HES believes that this full spectrum of services makes it unique in providing goods and services to the coal-based solid alternative fuel business.

         HES maintains analytical laboratories, including bench-scale equipment for the production of coal-based solid alternative fuel and comprehensive analytical testing equipment for performing standard coal analyses. Headwaters also monitors, documents and substantiates the chemical change process required to obtain Section 29 tax credits.

         Sources of Available Raw Materials and Inventory Requirements. Headwaters' chemical reagents are produced by Dow Reichhold Specialty Latex LLC ("Dow Reichhold") under long-term agreements. Headwaters does not maintain or inventory any chemicals. Instead, Headwaters arranges for the drop shipping of the chemical reagents directly from Dow Reichhold's production facilities to the alternative fuel plants. The chemical reagents can be manufactured in its Dow Reichhold plants throughout North America assuring short lead-time deliveries and the ability to meet increasing reagent demand. Separately, the alternative fuel facility owners have unrelated feedstock agreements that provide a supply of raw coal for processing at their facilities. These licensees and customers in turn have production agreements to supply alternative fuel to end users (usually coal-fueled electricity generating facilities).

Headwaters Resources

         Principal Products and their Markets. Headwaters Resources is currently the largest manager and marketer of coal combustion products ("CCPs") in the United States and also manages and markets CCPs in Canada and Puerto Rico. HRI has long-term exclusive management contracts with coal-fueled electric generating utilities throughout the United States and provides CCP management services at more than 110 power plants. HRI markets CCPs in areas where sufficient demand exists, and manages much of the disposal of the rest of the CCPs it obtains, typically in landfills. HRI has established long-term relationships with many of the nation's major utilities and also assists utilities with their overall CCP management programs.

         HRI markets CCPs as a replacement for manufactured or mined materials such as portland cement, lime, agricultural gypsum, fired lightweight aggregate, granite aggregate and limestone. Additionally, HRI provides its affiliate, Headwaters Construction Materials, CCPs for use in certain construction products such as mortars, stucco and concrete blocks.

         Utilities produce CCPs year-round, including in the winter when demand for electricity increases in many regions. In comparison, sales of CCPs and construction materials produced using CCPs are keyed to construction market demands that tend to follow national trends in construction with predictable increases during temperate seasons. CCPs must be stored, usually in terminals, during the off-peak sales periods as well as transported to where they are needed for use in construction. In part because of the cost of transportation, the market for CCPs used in construction is generally regional, although HRI ships products significant distances to states such as California and Florida that have limited coal-fueled electric utilities producing high quality CCPs. HRI enjoys advantages in both logistics and sales from its status as the largest manager and marketer of CCPs in the United States. HRI maintains more than 30 stand-alone CCP distribution terminals across North America, as well as approximately 90 plant-site supply facilities. HRI owns or leases approximately 1,300 rail cars and more than 150 trucks, and also contracts with other carriers so that it can meet its transportation needs for the marketing and disposal of CCPs. In addition, HRI has more than 50 area managers and technical sales representatives nationwide to manage customer relations.

         Fly Ash and Other CCPs. The benefits of CCP use in construction applications include improved product performance, cost savings and positive environmental impact. Fly ash improves both the chemical and physical performance of concrete. Chemically, fly ash combines silicon with free lime created by cement hydration to produce additional binding ability within concrete - decreasing permeability and enhancing durability. Physically, fly ash particles are smaller than cement particles, allowing them to effectively fill voids and create concrete that is denser and more durable. Fly ash particles are spherical and have a "ball bearing" effect which lubricates the concrete mix and allows enhanced workability with less water. The requirement of less water also contributes to decreased permeability and greater durability of concrete. Because fly ash is also typically less expensive than the cement it replaces, concrete producers are able to improve profitability while improving concrete quality.

         When fly ash is used in concrete it provides environmental benefits. In addition to conserving landfill space, fly ash usage conserves energy and reduces green house gas emissions. According to the EPA, one ton of fly ash used as a replacement for portland cement eliminates approximately one ton of carbon dioxide emissions associated with cement production. This is the equivalent of retiring an automobile from the road for two months. These benefits are recognized in major "green building" movements, such as the United States Green Building Council's LEED classification system. The value of utilizing fly ash in concrete has been recognized by numerous federal agencies, including the United States Department of Energy and EPA, which has issued comprehensive procurement guidelines directing federal agencies to utilize fly ash. The EPA has also created the Coal Combustion Products Partnership ("C2P2") to nationally promote CCP utilization. Almost all states specify or recommend the use of fly ash in state and federal transportation projects. Other government entities that frequently specify or recommend the utilization of fly ash in concrete include the Federal Highway Administration, the United States Army Corps of Engineers and the United States Bureau of Reclamation. Numerous state departments of transportation are also increasing their reliance on fly ash as a component for improving durability in concrete pavements. Several major cement companies have identified increasing the use of fly ash as a key environmental strategy for the next two decades.

         Higher quality fly ash and other high value CCPs have the greatest value to HRI because of the wide variety of higher margin commercial uses. In fiscal 2004, HRI sold approximately 5.79 million tons of high value CCPs. The quality of fly ash produced by the combustion process at coal-fueled facilities varies widely and is affected by the type of coal feedstock used and the boilers maintained by the utilities. HRI assists its utility clients in their efforts to improve the production of high value CCPs at their facilities. HRI tests fly ash to certify compliance with applicable industry standards. A quality control system ensures that customers have a specific quality of CCPs for various applications while HRI's extensive investment in transportation equipment and terminal facilities provides reliability of supply.

         HRI supports its marketing sales program by focusing on customer desires for quality and reliability. Marketing efforts emphasize the performance value of CCPs, as well as the attendant environmental benefits.

         HRI undertakes a variety of marketing activities to increase fly ash sales. These activities include:

         o Professional Outreach. To promote the acceptance of fly ash in construction projects, all levels of HRI's sales and marketing organization are involved in making regular educational presentations such as continuing professional education seminars to architects, engineers, and others engaged in specifying concrete mix designs.

         o Technical Publications. HRI publishes technical reference information pertaining to CCPs and CCP applications. HRI also prominently promotes the environmental benefits of CCP use.

         o Relationships with Industry Organizations. HRI personnel maintain active leadership positions in committees of the American Concrete Institute and the American Society for Testing and Materials, and serve on the boards of the American Coal Ash Association, the Western Region Ash Group, the Texas Coal Ash Utilization Group, the Midwest Coal Ash Association and the American Coal Council. These organizations help establish standards and educate the construction industry and the general public about the benefits of CCP use.

         o Trade Shows. HRI promotes the use of CCPs at more than 30 local and national trade shows and association meetings each year. HRI is also an exhibitor at the nation's leading conferences for utilization of environmentally friendly building products.

         o Government Affairs. HRI has taken a leadership role in encouraging state and federal legislation and regulations that lead to greater utilization of fly ash by emphasizing its environmental, performance and cost advantages. Legislative recognition of the benefits of fly ash as well as the use of fly ash in governmental projects helps familiarize contractors, architects and engineers with the benefits of the product for other construction uses.

         o Advertising. HRI advertises for fly ash sales and utilization in a number of publications, including: Architectural Record, Construction Specifier, Concrete Products, Concrete Producer, Concrete International and Environmental Design & Construction.

         o Creation of Branded Specialty Products. HRI has developed several specialty products that increase market penetration of CCPs and name recognition for HRI's products for road bases, structural fills, industrial fillers and agricultural applications. These include:

                  o Alsil(R) - Processed fly ash used as an industrial filler;

                  o C-Stone(TM) - Quality crushed aggregate manufactured from fly ash and used in road base and feedlot applications;

                  o Flexbase(TM) - Flue Gas Desulphurization (FGD) scrubber sludge, pond ash, and/or lime proportionally mixed for road base or pond liner material;

                  o Powerlite(R) - Processed fly ash and bottom ash, meeting American Society for Testing and Materials C331 standards, for use as a high quality aggregate in the concrete block industry; and

                  o Peanut Maker(R) - A synthetic gypsum used as a land plaster in agricultural applications.

         New Technologies for CCP Utilization. In an effort to maximize the percentage of CCPs marketed to end users and to minimize the amount of materials disposed of in landfills, HRI's research and development activities focus on expanding the use of CCPs by developing new products that utilize high volumes of CCPs. Through these research and development activities, HRI has developed FlexCrete(TM), a new commercial and residential building product in its early commercialization stages. FlexCrete(TM) is an aerated concrete product with 60% fly ash content that is cured at lower temperatures and ambient pressure. HRI expects FlexCrete(TM) will offer advantages for construction, including low cost, ease of use, physical strength, durability, energy efficiency, fire resistance and environmental sensitivity.

         Technologies to Improve Fly Ash Quality. HRI has also developed technologies that maintain or improve the quality of CCPs, further expanding and enhancing their marketability. Utilities are switching fuel sources, changing boiler operations and introducing ammonia into the exhaust gas stream in an effort to decrease costs and/or to meet increasingly stringent emissions control regulations. All of these factors can have a negative effect on fly ash quality, including an increase in the amount of unburned carbon in fly ash and the presence of ammonia slip. HRI has addressed these challenges with the development and/or commercialization of two technologies. Designed to be simple, economical and highly effective, these technologies can be implemented without the large capital expenditures often associated with controlling quality problems.

         Carbon Fixation. Under certain conditions, unburned carbon in fly ash inhibits the entrainment of air in concrete thereby reducing its resistance to the effects of freeze-thaw conditions. Technologies designed to remove residual carbon are often capital intensive and are therefore rarely used. HRI has the exclusive license in North America to utilize a carbon fixation technology used to pre-treat fly ash. The technology uses a liquid reagent to coat unburned carbon particles in the fly ash and hinder the impact on the concrete mix. Carbon is not removed, but its effects on air entrainment are minimized. The technology also renders some ash products usable for the first time without having any adverse effects on the quality of finished concrete. Full scale carbon fixation units have been installed and are operating at major power plants.

         Ammonia Slip Mitigation. As electric utilities move to implement stringent new air pollution controls, many are treating boiler exhaust gases with ammonia to remove NOx. This can result in unreacted ammonia being deposited on fly ash. The use of ammonia contaminated fly ash in concrete production can result in the release of ammonia gas, exposing concrete workers to varying levels of ammonia. HRI has developed a technology that uses a chemical reagent to mitigate the ammonia slip effects. When water is added to the concrete mix containing ammoniated fly ash, the reagent converts ammonia to harmless compounds. The process allows the reagent to be added and blended with the dry fly ash at any time from when the fly ash is collected at the power plant to when the fly ash is used in the production of concrete.

         Sources of Available Raw Materials and Inventory Requirements. Coal is the largest indigenous fossil fuel resource in the United States. The U.S. Department of Energy (DOE) estimates that in 2003 annual coal production was in excess of one billion tons. Almost 92% of all coal consumed in the United States was for electrical power generation. The DOE further estimates that 2003 U.S. coal consumption was for electrical power generation was at a record level of slightly more than one billion tons. Coal serves as a primary resource for baseline electricity production in the United States and was used to produce approximately half of the electricity generated in the United States. The combustion of coal results in a high percentage of residual materials which serve as the "raw material" for the CCP industry. According to the American Coal Ash Association, about 37 million tons of CCPs are beneficially used each year in the United States with more than 81 million tons of CCPs disposed of in landfills. This provides for opportunities for continuing increases in CCP utilization. As long as a significant amount of electricity in this country is generated from coal-fueled generation, HRI believes it will have an adequate supply of raw materials.

Headwaters Technology Innovation Group

         Headwaters Technology Innovation Group, Inc., together with its subsidiaries and affiliates (collectively "HTI"), provides research and development support to Headwaters. HTI maintains a staff of engineers, scientists and technicians with expertise in the design and operation of high-pressure and temperature process plants at its Lawrenceville, New Jersey pilot plant and laboratory facilities. The following are some of the technologies currently under development.

         o Nanocatalyst Technology. HTI has developed the capability to work at the molecular level in the aligning, spacing and adhering of nano-sized crystals of precious metals on substrate materials. The net effect is higher performance with lower precious metal content, and nearly 100% selectivity for certain chemical reactions (i.e., byproducts and waste are minimized and the desired reaction is maximized). Potential applications for this nanotechnology include new processes for direct synthesis of hydrogen peroxide for the production of chemicals such as propylene oxide. This same technique can also be used to improve existing chemical refining of precious metal catalysts, improve volatile organic compound oxidation, naphtha reforming and the production of high performance catalysts including fuel cell catalysts. In September 2004 HTI entered into a joint venture with Degussa AG, located in Dusseldorf, Germany, to develop and commercialize a process for the direct synthesis of hydrogen peroxide (H2O2). The venture aims to invest in large facilities to produce low-cost hydrogen peroxide for chemical intermediates. High-volume producers will be able to use the H2O2 from these facilities to produce intermediates such as propylene oxide (PO). Subject to terms and conditions of the agreement, the joint venture intends to complete process development by 2007, and will be responsible for any subsequent development and commercialization of manufacturing facilities.

         o Direct Coal Liquefaction Technology. Headwaters has developed an advanced technology for producing clean liquid fuels directly from coal. Shenhua Group, China's largest coal company, has purchased elements of Headwaters' direct coal liquefaction (DCL) technology for its plant to be built in Majata, China. Although completion of the plant is several years away, it is expected to become the first commercial direct coal liquefaction plant in the world with an ultimate capacity of 50,000 barrels per day. In October 2004, HTI was awarded a contract by Oil India Limited, a government of India enterprise, to study the technical and economic feasibility of applying HTI's direct coal liquefaction technology in India. Oil India is a public sector company engaged in petroleum exploration and production in the Assam region of northeastern India, an area rich in natural resources but distant from established oil refining operations. Under a concurrently signed memorandum of understanding, the companies have agreed that pending a positive result from the feasibility study, if Oil India elects to proceed with a commercial-scale DCL project, HTI will provide the technology license under negotiated commercial terms.

         o Heavy Oil Upgrading Technology. HTI has obtained the exclusive worldwide license to develop, market and sublicense an innovative catalytic heavy oil upgrading technology known as
                  (HC)3. This technology is a hydrocracking process used for upgrading heavy oil, bitumen or bottom-of-the-barrel residual oil. An upgrading plant using the (HC)3 technologies can produce synthetic crude or clean liquid fuels. The process uses a proprietary, highly active molecular catalyst. There are several heavy oil upgrading plants located around the world that could immediately apply and benefit from the (HC) 3 technologies with minimal modification to plant and equipment.

         o Gas-To-Liquids Technology. Commercialization of slurry-phase Fischer-Tropsch ("FT") technology provides a new source of clean transportation fuels from fossil fuel resources. HTI has developed a skeletal-iron FT catalyst specifically designed for slurry-phase reactors that converts gaseous materials into a range of liquid fuels and chemicals, e.g., propylene. In June 2004, HTI formed a joint venture with Rentech, Inc. called FT Solutions LLC in order to accelerate the development of FT technology. FT Solutions LLC combines the FT technologies of both parties and holds the rights to license the combined technology and supply engineering, technical services and catalysts for FT projects.

Headwaters Construction Materials

         Principal Products and their Markets. Headwaters Construction Materials is a nation-wide market leader in designing, manufacturing and marketing shutters, gable vents, mounting blocks and tools (under various Tapco brands), and architectural manufactured stone (under the Eldorado Stone(R) brand). In addition, HCM is a regional leader in manufacturing and distributing concrete blocks and other masonry units (under the Southwest and Palestine brands), as well as various mortars and stuccos (under the Best Masonry, Magna Wall(R) and other brands). The acquisitions of Tapco, Eldorado and Southwest in 2004 have significantly transformed Headwaters Construction Materials business unit and given Headwaters a national presence in the commercial and residential improvement market. HCM uses fly ash in the manufacture of its block, mortar and stucco products and intends to use fly ash in its manufactured stone products.

     Eldorado

         In June 2004, Headwaters acquired Eldorado Stone, LLC, together with its wholly-owned subsidiaries.

         Principal Products and their Markets. Eldorado offers a wide variety of high-quality, hand-made manufactured stone products to meet a variety of design needs. Eldorado's architectural manufactured stone siding incorporates several key features important to a successful siding product, including: high aesthetic quality, ease of installation, durability, low maintenance, reasonable cost and widespread availability. Eldorado's product line has been designed and is manufactured to be one of the most realistic architectural stone products in the world. Eldorado's architectural stone siding is a lightweight, adhered siding product used by national, regional and local architectural firms, real estate developers, contractors, builders and homeowners. Eldorado Stone(R) is used in construction projects ranging from large-scale residential housing developments and commercial projects to do-it-yourself home improvement jobs. In addition to its use as a primary siding material, the Eldorado product line is used in a variety of external and internal home applications such as walls, archways, fireplaces and landscaping. Headwaters believes that Eldorado's focus on product quality, breadth and innovation, combined with a geographically diversified manufacturing platform, provides it with significant advantages in leading architects, builders and end-users to choose Eldorado over traditional materials such as natural stone, brick or stucco.

         Eldorado Stone(R) is available in 60 distinct stone types, developed from 12 stone profiles and crafted in a variety of natural colors designed by Eldorado's artistic staff. Eldorado also offers regional stone products based on the characteristics of the stone native to the regions. Each stone profile is manufactured using numerous real stone models, which creates a realistic, non-repetitive, natural stone look and is crafted in a variety of natural colors. Eldorado believes its collection developed over the last 30 years of more than 10,000 natural stones, which are used as models for the profiles, is not easily replicated.

         Manufacturing. Eldorado manufactures the molds for its stone profiles as well as the manufactured stone created from these molds. Although Eldorado does not currently use fly ash in its manufactured stone products, Headwaters intends to replace a portion of the cement used in the production of Eldorado Stone(R) with fly ash for greater durability, aesthetic enhancement and environmental advantages. Headwaters believes that Eldorado's existing plants may be modified to allow this substitution without material additional expense. Eldorado has made recent investments in both its manufacturing operations and sales and marketing capabilities. It has initiated production at its new Rancho Cucamonga, California facility and has expanded its customer service operations and staffing. Eldorado currently manufactures its products through a network of plants strategically situated throughout the U.S. in proximity to its customers. These locations allow for a high level of customer service, shorter lead times and lower freight costs. Eldorado has manufacturing facilities at locations including: Rancho Cucamonga, California; Pueblo, Colorado; Red Bud, Illinois; Fayetteville, North Carolina; Apple Creek, Ohio; Greencastle, Pennsylvania ; Carnation, Washington; and Royal City, Washington. In addition, Eldorado has four distribution centers located at: Stockton, California; Orlando, Florida; Portland, Oregon; and Arlington, Washington. A new manufacturing facility is under construction in Dublin, Georgia.

         Sales and Marketing. Eldorado distributes its architectural manufactured stone products primarily on a wholesale basis through a network of distributors, including masonry and stone suppliers, roofing and siding materials distributors, fireplace suppliers and other contractor specialty stores. Eldorado also has a small direct sales force. Eldorado's sales force works closely with architects and contractors to provide information concerning the attributes and ease of installation of its manufactured product and to promote market acceptance over traditional building materials.

     Southwest Concrete Products

         In July 2004 HCM purchased the assets of Southwest Concrete Products, LP through HCM's indirect subsidiary, HCM Block & Brick, LP ("Southwest"). Southwest is a leading manufacturer of concrete blocks in South Texas.

         Principal Products and their Markets. Southwest, together with HCM's existing operations (Palestine Concrete Tile Co., LP), makes HCM one of the largest manufacturer and seller of concrete block in the Texas market, one of America's largest block markets. The Southwest acquisition also provides Headwaters with the opportunity to use fly ash in the manufacturing process for concrete block, brick and foundation blocks.

         Manufacturing. Southwest operates one of the most modern concrete block and brick manufacturing facilities in the industry. It has recently launched a new line of concrete bricks. Southwest has operations in Alleyton, San Antonio and Houston which complement HCM's similar operations in Dallas and Palestine, Texas.

         Sales and Marketing. Combining SCP's modern manufacturing facilities for concrete block and brick with those of HCM provides coverage of all the key metropolitan areas in Texas, without duplication of facilities. The established position of the combined block facilities may also provides Eldorado a strategic location for expansion.

     Tapco

         In September 2004 Headwaters acquired Tapco Holdings, Inc. Tapco is a leading designer, manufacturer and marketer of building products and professional tools used in exterior residential home improvement and construction.

         Principal Products and their Markets. Tapco's building products, which are either injection-molded from polypropylene or extruded, enhance the appearance of homes and include window shutters, gable vents, mounting blocks for exterior fixtures, roof ventilation, exterior decor products and specialty siding products. Professional tools include portable cutting and shaping tools used by contractors, on site, to fabricate customized aluminum shapes that complement the installation of exterior siding.

         Tapco markets its products under the brands "Tapco Products," "Mid-America Building Products," "Mid-America Master Series," "Builders Edge," "Atlantic Shutter Systems," "Vantage," and "The Foundry." Tapco markets its injection-molded building product accessories to retailers and mass merchandisers through its Builders Edge and Vantage brands and to the manufactured housing market through the Manufactured House Products brand. In addition, Tapco markets its tools through its Tapco brand, its functional shutters and storm protection systems through its Atlantic Shutter Systems brand, and its specialty siding product through its Foundry brand.

         Building Products. Tapco designs, manufactures and markets injection-molded window shutters, gable vents and exterior fixture mounting blocks. In addition, Tapco manufactures roof vents, specialty vents, window mantels, door surrounds, accent windows, functional shutters and specialty vinyl siding. Tapco's building products serve the needs of the siding, roofing, and window and door installation industries. Tapco's injection-molded products are designed to enhance the exterior appearance of the home while delivering durability at a lower cost compared to similar aluminum, wood and plastic products while the functional shutters offer storm protection and also enhance the exterior appearance of the home and can be manufactured to meet certain hurricane codes. The injection-molded exterior products feature copolymer construction and U.V. stabilized molded-through color.

         o Decorative Shutters. Tapco offers the industry's most complete line of standard and custom plastic window shutters, with an extensive number of sizes and colors. Standard shutters, both open louver and raised panel, are available in two widths, 14 standard lengths, 16 colors and paintable. Style-a-Shutter, Tapco's line of custom shutters and matching shutter components, is available in up to 13 widths, practically any length, 24 styles, 18 colors and paintable. All of Tapco's shutters feature the patented Shutter-Lok fastening system, which facilitates ease of installation on any siding material including wood, aluminum, vinyl, stucco, hardboard or brick.

         o Gable Vents. GableMaster gable vents accommodate any architectural style with over 35 size and design variations available in over 220 colors including paintable and stainable. Style-a-Vent, Tapco's line of custom vents, is available in many shapes and sizes and in two colors. GableMaster vents not only provide the needed ventilation, but also add an important aesthetic benefit to a home. Each gable vent features a patented lock-on ring, which significantly reduces installation time by eliminating the need for caulking or channeling and, like Tapco's shutters, can be easily installed on any siding material. The GableMaster product line is screened for insect protection and includes a double baffle system for weather resistance.

         o Mounting Blocks. Tapco manufactures the industry's most extensive line of mounting blocks, used for the mounting of exterior fixtures such as lights, electrical outlets, faucets, doorbells, and address plates. Each mounting block also features a patented lock-on ring for easy installation and comes in 27 different styles and over 220 colors.

         o Roof Vents. Tapco produces a line of roof ventilation products, including ridge, hip, and stack covers. Tapco believes that its roof ventilation products are the industry leaders in terms of functionality, durability, and appearance.

         o Specialty Vents. Tapco manufactures a broad line of specialty vents, including air intake and exhaust vents, dryer vents and foundation vents in over 200 colors including paintable.

         o Functional Shutters. Tapco manufactures functional shutter systems for storm protection and decorative applications. They are available in numerous styles and almost any size and any color.

         o Specialty Siding. Tapco manufactures specialty siding (replica cedar and shake siding) under the Foundry brand. Tapco's specialty siding product is available in 10 different profiles and 16 different colors. The siding can be used for accent applications or whole house applications and can be installed easily by a professional siding installer. The Foundry's specialty siding utilizes a proprietary extrusion and in-line forming process for production, as opposed to the injection-molded process utilized by most competitors. The extrusion process allows for changes in profiles and panel dimensions at a lower cost than injection molding. This cost savings has allowed Tapco to sell it at a lower price point than traditional injection molded specialty siding products. In addition, the installation process of Tapco's specialty siding is the same as traditional siding, unlike the specialized installation process required by competitors' specialty siding products. The Foundry siding can be installed faster and with less scrap than its injection-molded specialty siding competitors. These characteristics increase the profitability of using The Foundry's product relative to other types of vinyl siding.

         o Exterior Decor. Tapco also manufactures a variety of other exterior decor items such as window headers, door surrounds and exterior trim. These items are available in over 30 colors and will fit any window or door.

         o Professional Tools. Tapco believes it is the largest manufacturer of portable cutting and shaping tools for the professional siding contractor in the United States. These tools enable installers of vinyl and aluminum siding to form virtually any required shape on-site. Tapco's principal installation tool is the bending brake. Brakes hold sheet metal in place for bending and cutting during the installation process. Tapco's MAX II, Pro-14 and Pro-19 brakes feature deep working areas, enabling greater flexibility in making any shape, and strong locking systems. Tapco's Pro-III Port-O-Bender is the best selling portable brake. Tapco also manufactures a brake, the MAX II Port-O-Bender, that is designed to shape heavier gauge metal that is typically used in commercial buildings. Tapco also offers numerous accessories for brakes which include the Pro Cut-Off, Side-Winder and Brake Buddy.

         Distribution. Tapco's products are distributed throughout the United States and Canada through four primary distribution channels: one-step distributors that sell directly to contractors, two-step distributors that sell Tapco's products to lumberyards and one-step distributors, retail home centers/mass merchandisers, and manufactured housing.

         Tapco distributes is accessory products to the one-step and two-step distribution channels under the "Master Series(R)" brand and Mid-America Building Products company name. Tapco distributes its accessory products to the retail mass merchandiser channel through Builders Edge(R) and Vantage(R) brands. Tapco distributes its products to the manufactured housing industry through Manufactured Housing Products ("MHP"), a division of Metamora Products Corporation. MHP has an exclusive supplier relationship with one of the largest distributors to the manufactured housing market. Tapco also distributes its products through all of the major vinyl siding, roofing, and window distributors. Many competitors, in contrast, manufacture accessory products as an adjunct to their core siding business.

         Tapco's large number of distribution points is due in large part to the strong customer "pull thru" demand for its products. Tapco seeks to be the leader in each meaningful distribution channel by providing the broadest selection of products coupled with high levels of customer service. Tapco is able to secure multiple distribution points in local markets because its products are not limited to any of the major branded roofing, siding, window and door distributors. Many of Tapco's competitors offer products as an adjunct to their core roofing, siding, window or door operations. As a result, their distribution is typically limited to the authorized distributor of their core branded products.

         Sales and Marketing Organization. Tapco's sales and marketing organization supports the one-step, two-step distribution, and retail channels through various networks of sales support that include almost 200 independent sales representatives and a small group of regional sales managers and sales executives.

         Tapco maintains relationships with thousands of local contractors, professional builders, and other end-users by participating in over 1,000 local shows and six national shows annually. Local shows, sponsored by local distributors, enable Tapco to promote its products through hands-on comparisons to competing products. These shows enable Tapco to receive useful feedback from local contractors, which leads to new product ideas, as well as significant goodwill within the trade.

         Tapco supports distributors with product literature, displays, videos, product training programs and showroom merchandising designed to increase awareness among homeowners and contractors about the benefits of Tapco's products. In addition, Tapco maintains a large mailing list of active contractors, which Tapco gathers from warranty registration cards, local and national shows and requests for CDs and product literature.

         Major Customers. Tapco has a large customer base. Because all of the one- and two-step distributors have multiple locations and each individual location has autonomy to stock various products from different suppliers, the number of ship-to locations is a better measure of the breadth of sales than is the total number of customers. In the residential home improvement and building products market, Tapco has over 4,500 non-retail ship-to locations and over 5,200 retail ship-to locations. Sales are broadly diversified across customers and ship-to locations. For fiscal 2004, two retail home center customers together represented approximately 25% of Tapco's total sales.

         Manufacturing. Tapco conducts its manufacturing, distribution and sales operations through 14 facilities, which total approximately 850,000 square feet. Tapco's manufacturing assets include more than 100 injection molding presses, almost all of which are automated through robotics or conveyor systems. Robotic automation has reduced cycle times and helped reduce waste by keeping cycle times consistent from part to part. Tapco has realized cycle time improvements on all presses utilizing automation. Tapco's high volume allows it to invest in multi-cavity tooling, resulting in significantly lower unit costs over single cavity tooling.

         Tapco follows strict quality control standards in its efforts to produce products of consistent quality and free of production flaws. Any nonconforming plastic parts are reused as raw material, further minimizing waste. Tapco mandates quality control checks at each step of the manufacturing process.

         Sources of Available Raw Materials. Tapco has long-standing relationships with its major suppliers. The raw materials Tapco purchases include polypropylene and styrene pellets, plastic extrusions, and packaging materials for Tapco's building product lines. Tapco primarily purchases polypropylene and styrene from single (separate) suppliers. In addition, Tapco purchases fabricated anodized aluminum, hinges and other components, and packaging materials for its professional installation tools. Historically, Tapco has not experienced difficulty in obtaining raw materials or components to meet its production requirements. From time to time, prices for some of the raw materials used in Tapco's production/assembly process fluctuate. Although Tapco does not have any contracts with its suppliers and purchases supplies on a purchase order basis, Tapco occasionally makes volume purchases of materials to lock-in pricing.

Major Customers

         Until Headwaters acquired Headwaters Resources in September 2002, Headwaters operated in and reported as a single industry segment, alternative energy. Since the acquisition of Headwaters Resources, Headwaters now operates in three business segments, alternative energy, coal combustion products, and construction materials. Additional information about segments is presented in
Note 4 to the consolidated financial statements included herein. The following table presents revenues for all customers that accounted for over 10% of total revenue during 2002, 2003 or 2004. All of these revenues are attributable to the alternative energy segment. Most of the named customers are energy companies. Affiliate relationships are determined for the period in which events are calculated.

(in thousands)                                     2002            2003             2004
-----------------------------------------------------------------------------------------
Pace Carbon Fuels, L.L.C. affiliates      Less than 10%   Less than 10%          $57,602
DTE Energy Services, Inc. affiliates            $19,660         $42,013    Less than 10%
TECO Coal Corporation affiliates                 20,292   Less than 10%    Less than 10%
Marriott International, Inc. affiliates          19,105   Less than 10%    Less than 10%
AIG Financial Products Corp. affiliates          16,900   Less than 10%    Less than 10%

Research and Development

         In 2002, Headwaters' research and development expenses were $2.3 million, attributable primarily to activities at HTI. In 2003, research and development expenses increased to $4.7 million, with the increase primarily attributable to the inclusion of additional costs relating to HRI's research and development activities. In 2004, research and development expenses increased to approximately $7.3 million, with the increase attributable primarily to activities at HTI.

Headwaters' Business Strategy

Headwaters intends to pursue the following business strategy:

         Enable Customers to Maximize Production and Value of Alternative Fuel Facilities. In order for Headwaters' customers to maximize the production and value of their coal-based alternative fuel facilities, Headwaters intends to continue to assist them in operating their facilities more efficiently, and Headwaters intends to actively market the benefits of alternative fuel to electric power generators. Headwaters intends to continue to develop technologies that improve coal handling, enhance coal combustion characteristics and reduce air emissions.

         Develop and License New Technologies. Headwaters intends to continue to develop and commercialize technologies that add value to coal, gas, oil and other natural resources. These efforts will focus on upgrading heavy oil to lighter fuel, gas-to-liquid fuels conversion, improving the quality of fly ash, and converting or upgrading fossil fuels into higher value products. In addition, HTI's nanocatalyst technologies should provide Headwaters with an opportunity for commercialization of multiple custom designed catalysts. Headwaters intends to seek to develop strategic relationships with major companies in the energy and chemical industries to accelerate commercialization of its energy and catalyst technologies.

         Leverage Energy and CCP Relationships. HES and HRI maintain longstanding relationships with many of the largest coal-fueled electricity producers in the United States. Headwaters believes these relationships will provide opportunities to expand and strengthen its position among coal-fueled power generation utilities.

         Expand Commercial Use and Enhance Quality of CCPs. Headwaters intends to expand its market presence geographically and continue to seek increased market acceptance of CCPs through targeted marketing of industry decision makers, such as architects and engineers, and through efforts to increase governmental recommendations and mandates to use CCPs. An important part of Headwaters' strategy is to expand alternative uses of CCPs, which allows for increased sales of CCPs as well as attracting and maintaining utility customers who value Headwaters' efforts to develop the market for CCPs. Alternative uses of CCPs include roadbeds, embankments, building products (such as concrete blocks and manufactured stone) and waste stabilization applications. Headwaters intends to use fly ash in the production of Eldorado architectural manufactured stone products as a partial replacement for cement. Headwaters intends to continue to market the environmental and performance benefits of CCP-based building products to industry decision makers.

         Leverage Distribution Systems. The Tapco, Eldorado and stucco products have strong pull-through effect from Headwaters' end customers, primarily architects, engineers and contractors. Headwaters plans to leverage the complementary distribution systems of Tapco, Eldorado and its stucco, blocks and mortar products to accelerate sales of Headwaters' diverse construction materials product portfolio. For example, Tapco's strong distribution and marketing presence in the home improvement industry creates a marketing and sales opportunity for Eldorado Stone that is primarily marketed and distributed to the new construction market. Headwaters Construction Materials has relationships with a nationwide distribution network encompassing over 10,000 wholesale distributors as well as leading retail home centers. Further, Eldorado's strong presence in the Southwest United States and its leading regional concrete block presence in Texas creates new distribution channels for Tapco products. Headwaters intends to leverage these complementary distribution networks to create a national distribution network to market and sell its diverse portfolio of products to new customers and new segments of the construction market.

         Leverage Manufacturing Capability. Headwaters is committed to implementing improvements throughout its manufacturing system. Headwaters intends to capitalize on Tapco's manufacturing expertise to reduce manufacturing costs across all of its business units. Through the application of state-of-the-art manufacturing processes, best practices and economies of scale, Headwaters intends to optimize its manufacturing processes, increase product volume, reduce waste and lower costs, all of which should lead to greater product margins.

         Pursue Complementary and Strategic Acquisitions. Headwaters continually evaluates the potential acquisition of companies, technologies or products that will complement its existing business lines, manufacturing and distribution strengths and build on its leading market positions. Acquisition opportunities will be evaluated based on strategic fit, accretion to earnings and ability to generate significant cash flow.

Competition

         Headwaters experiences competition from traditional coal and fuel suppliers, natural resource producers, and companies that specialize in the use and upgrading of industrial byproducts. Many of these companies have greater financial, management and other resources than Headwaters, and may be able to take advantage of acquisitions and other opportunities more readily.

         Coal-based solid alternative fuels made using Headwaters Energy Services' technologies, from which Headwaters derives license fee revenues and revenues from sales of chemical reagents, compete with other alternative fuel products, as well as traditional fuels. For Headwaters Energy Services, competition may come in the form of the marketing of competitive chemical reagents and the marketing of end products qualifying as alternative fuel. Headwaters Energy Services competes with other companies possessing technologies to produce coal-based solid alternative fuels and companies that produce chemical reagents such as Nalco Chemical Company and Accretion Technologies, LLC.

         Headwaters Energy Services also experiences competition from traditional coal and fuel suppliers and natural resource producers, in addition to those companies that specialize in the use and upgrading of industrial byproducts. These companies may have greater financial, management and other resources than Headwaters has. Further, many industrial coal users are limited in the amount of alternative fuel product they can purchase from Headwaters Energy Services' licensees because they have committed to purchase a substantial portion of their coal requirements through long-term contracts for standard coal.

         Generally, the business of marketing traditional CCPs is intensely competitive. Headwaters Resources has substantial competition in two main areas: obtaining CCP management contracts with utility and other industrial companies; and marketing CCPs and related industrial materials. Headwaters Resources has a presence in every region in the United States but, because the market for the management of CCPs is highly fragmented and because the costs of transportation are high relative to sales prices, most of the competition in the CCP management industry is regional. There are many local, regional and national companies that compete for market share in these areas with similar products and with numerous other substitute products. Although Headwaters Resources typically has long-term CCP management contracts with its clients, some of such contracts provide for the termination of such contract at the convenience of the utility company upon a minimum 90-day notice. Moreover, certain of Headwaters Resources' most significant regional CCP competitors appear to be seeking a broader national presence. These competitors include Lafarge North America Inc., Boral Material Technologies Inc. and Cemex. Construction materials are produced and sold regionally by the numerous owners and operators of concrete ready-mix plants. Producers with sand and gravel sources near growing metropolitan areas have important transportation advantages.

         Headwaters Construction Materials has competition from numerous, larger manufacturers of mortars, stuccos and concrete masonry units. With respect to concrete masonry units, national and regional competition would include Oldcastle, Featherlite and Pavestone. In addition, notwithstanding Eldorado's large market share as a producer of manufactured architectural stone, Eldorado faces significant competition from other national and regional producers of similar products, and in particular from Owens Corning. Tapco's primary competition includes Alcoa and Pinckney in the accessories market, and CertainTeed and Nailite in the specialty siding market.

         Many of the world's major chemical companies are devoting significant resources to researching and developing nanocatalysts and catalytic processes. These companies have greater financial, management and other resources than Headwaters has. Headwaters' strategy is to pursue complimentary acquisitions or enter into license agreements or joint ventures with major chemical companies for the further development and commercialization of Headwaters' nanocatalyst technologies.

         Positive and Negative Factors. There are positive and negative factors pertaining to the competitive position of Headwaters and its subsidiaries. Headwaters Energy Services enjoys the benefits of a leading market position in the Section 29 licensing and reagent sales businesses, license agreements that extend through the life of Section 29, and a manufacturing process and reagent products that have withstood IRS scrutiny. From a broader alternative fuel industry perspective, Headwaters Energy Services suffers from greater dependence on United States tax policy and administration than some competitors in alternative fuels.

         Headwaters Resources competitive position also has positive factors of a leading market position and long-term contracts. In addition, Headwaters Resources has built a nationwide CCP distribution system not enjoyed by its competition. Negatively, Headwaters Resources is sometimes adversely affected by inclement weather slowing concrete construction (the largest market for CCPs).

         For Headwaters Construction Materials, the block and bagged products businesses are not national in breadth, although the block business enjoys a strong regional market position in Texas. Where its market strength is limited, the HCM block and bagged products businesses do not have strong economies of scale, price leadership, and have only limited product brand strength.

         Eldorado Stone's competitive position has some identifiable positive factors. Eldorado is developing a recognized name in the architectural stone veneer industry and a strong market share. Its product has excellent authenticity and broad selection alternatives. Negatively, Eldorado Stone has a limited, albeit growing, distribution network, strong competition from regional producers that do not have long shipping routes, and financial limitations that may not be shared by its largest national competitor.

         Tapco has a leading market position in its siding accessories business because of its strong ability to manufacture and distribute a broad range of products economically and rapidly. However, Tapco's strong market position suggests that its future growth will come largely from finding new products to put into its manufacturing and distribution channels, not from increasing market share in the siding accessories industry.

Intellectual Property

         Below is a summary of Headwaters' intellectual property. Collectively, the intellectual property is important to Headwaters, although there is no single patent or trademark that is itself material to Headwaters at the present time.

         Headwaters itself has one registered trademark and one pending trademark application.

         Headwaters Energy Services has nine U.S. patents and one registered trademark.

         Headwaters Technology Innovation Group has 19 U. S. patents and 18 U.S. patent applications pending. There are also nine foreign patents applications pending. Headwaters Technology Innovation Group has six registered trademarks.

         Headwaters Resources has 10 U.S. patents and 7 U.S. patent applications pending. Headwaters Resources also has three foreign patents with five pending foreign applications. Headwaters Resources has 15 registered trademarks and two pending applications.

         Headwaters Construction Materials has 93 U.S. patents and 36 U.S. patent applications pending (primarily for Tapco). There are eight foreign patents and 11 foreign patent applications pending. Headwaters Construction Materials has 37 U.S. registered trademarks, 18 foreign trademarks, and 34 foreign trademark applications pending (primarily for Eldorado).

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

Regulations

         Section 29. Headwaters' coal-based solid alternative (or synthetic) fuel business is subject to compliance with the terms of Section 29 of the Internal Revenue Code. Under current law, Section 29 tax credits for synthetic fuel produced from coal expires on December 31, 2007. There have been initiatives from time to time to consider the early repeal or modification of
Section 29. For example, in 2004, a bill was introduced in the United States House of Representatives that would repeal the Section 29 credit for synthetic fuel produced from coal. Headwaters believes that it is unlikely that the bill will pass Congress, but it could be reintroduced n the future.

         The IRS has suspended the issuance of private letter rulings (PLRs) to synthetic fuel facility owners several times in the past. Most recently, in June 2003, the IRS stated, in summary, in Announcement 2003-46 that it "has had reason to question the scientific validity of test procedures and results that have been presented as evidence that fuel underwent a significant chemical change, and is currently reviewing information regarding these test procedures and results," and that pending its review of the issue it was suspending the issuance of new PLRs regarding significant chemical change.

         The IRS release of Announcement 2003-46 caused certain of Headwaters' licensees to temporarily reduce or cease synthetic fuel production, which resulted in a reduction of Headwaters' revenue and net income. In October 2003, the IRS stated in summary in Announcement 2003-70 that it continues to question whether processes it had approved under its long-standing ruling practice produce the necessary level of chemical change required under Section 29 and Revenue Ruling 86-100. Nonetheless, the IRS indicated that it would continue to issue PLRs regarding chemical change under the standards set forth in Revenue Procedures 2001-30 and 2001-34, and that the industry's chemical change test procedures and results are scientifically valid if applied in a consistent and unbiased manner. Although the IRS resumed its practice of issuing PLRs, it expressed continuing concerns regarding the sampling and data/record retention practices prevalent in the synthetic fuels industry, and PLRs issued following the release of Announcement 2003-70 have required taxpayers (i) to maintain sampling and quality control procedures that conform to American Society for Testing and Materials or other appropriate industry guidelines at the synthetic fuel facilities, (ii) to obtain regular reports from independent laboratories that have analyzed the fuel produced in such facilities to verify that the coal used to produce the fuel undergoes a significant chemical change and (iii) to maintain records and data underlying the reports that taxpayers obtain from independent laboratories including raw FTIR data and processed FTIR data sufficient to document the selection of absorption peaks and integration points.

         Also, in October 2003, the United States Senate Permanent Subcommittee on Investigations issued a notification of pending investigations. The notification listed the synthetic fuel tax credit as a new item. In March 2004, the Subcommittee described its investigation as follows: "The Subcommittee is continuing its investigation [of] tax credits claimed by Section 29 of the Internal Revenue Code for the sale of coal-based synthetic fuels. The investigation is examining the utilization of these tax credits, the nature of the technologies and fuels created, the use of these fuels, and others [sic] aspects of Section 29. The investigation will also address the IRS' administration of Section 29 tax credits."

         The Subcommittee conducted numerous interviews and received large volumes of data between December 2003 and March 2004. Since then, there has been little activity on the investigation. The effect that the Senate subcommittee investigation of synthetic fuel tax credits may have on the industry is unknown. While the investigation is pending, it may have a material adverse effect on the willingness of buyers to engage in transactions to purchase synthetic fuel facilities or on the willingness of current owners to operate their facilities, and may materially adversely affect Headwaters' revenues and net income. The Subcommittee has not scheduled a hearing as of the date of this report. Headwaters cannot make any assurances as to the timing or ultimate outcome of the Subcommittee investigation, nor can Headwaters predict whether Congress or others may conduct investigations of Section 29 tax credits in the future.

         Section 29 Phase-Out. In addition, tax credits claimed by a synfuel plant operator may begin to be phased-out or eliminated prior to the sunset date of December 31, 2007 if the "reference price" of oil exceeds an annual range of oil prices, both adjusted annually for inflation. In May 2004, the IRS announced that the phase-out range for 2003 beginning at $50.14 and ending with a $0 tax credit at $62.94. Because the calendar year 2003 reference price of oil was below that range, there was not a phase-out of the credit for qualified fuel sold in 2003.

         The reference price of oil and the inflation adjustment factor (IAF) are determined annually (and released in early April for the previous year), while the predetermined oil price range is fixed, but adjusted annually for inflation. The reference price of oil is defined as the annual average wellhead price per barrel for all domestic crude oil not subject to regulation by the U.S.

         Licensees are subject to audit by the IRS. The IRS may challenge whether Headwaters' licensees satisfy the requirements of Section 29, or applicable Private Letter Rulings, including placed-in-service requirements, or may attempt to disallow Section 29 tax credits for some other reason. The IRS has initiated audits of certain licensee-taxpayers who claimed Section 29 tax credits, and the outcome of any such audit is uncertain. Recently, a licensee announced that IRS field auditors have issued a notice of proposed adjustment challenging the placed-in-service date of three of its synthetic fuel facilities. The licensee believes that the facilities meet the placed-in-service requirement, however, the matter is at an early stage and the timing and final results of the audit are unknown. The inability of a licensee to claim Section 29 tax credits would reduce Headwaters' future income from the licensee.

         Environmental. Headwaters' operations and those of its suppliers and customers involved in coal-based energy generation, primarily utilities, are subject to federal, state and local environmental regulation. The coal-based solid synthetic fuel operations of Headwaters and its licensees are subject to federal, state and local environmental regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of waste products, which add to the cost of doing business and expose Headwaters to potential fines for non-compliance. Moreover, in order to establish and operate the synthetic fuel plants, power plants and operations to collect and transport CCPs and bottom ash, Headwaters' and its licensees and customers have obtained various state and local permits and must comply with processes and procedures that have been approved by regulatory authorities. Compliance with permits, regulations and the approved processes and procedures help protect against pollution and contamination and are critical to Headwaters' business. Any failure to comply could result in the issuance of substantial fines and penalties and cause us to incur environmental liabilities.

         Headwaters believes that all required permits to construct and operate these solid alternative fuel facilities have been or will be obtained and believe the facilities are in substantial compliance with all relevant laws and regulations governing alternative fuel operations.

         In spite of safeguards, Headwaters' operations entail risks of regulatory noncompliance or accidental discharge that could create an environmental liability because hazardous materials are used or stored during normal business operations. For example, Headwaters and its subsidiaries use and share other hazardous chemicals in order to conduct operations involving distillation to purify products, analysis, packaging of chemicals and the selling, warehousing and manufacturing of organic chemicals in small research volumes. Headwaters' subsidiaries also use their facilities to perform research and development activities involving coal, oil, chemicals and industrial gases such as hydrogen. As a result, petroleum and other hazardous materials have been and are present in and on their properties. Headwaters generally hires independent contractors to transport and dispose of any hazardous materials generated and send any hazardous wastes only to federally approved, large scale and reputable off-site waste facilities.

         The federal Clean Air Act of 1970 and subsequent amendments (particularly the Clean Air Act Amendments of 1990), and corresponding state laws, which regulate the emissions of materials into the air, affect the coal industry both directly and indirectly. The coal industry is directly affected by Clean Air Act permitting requirements and/or emissions control requirements, including requirements relating to particulate matter (such as, "fugitive dust"). The coal industry may also be impacted by future regulation of fine particulate matter measuring 2.5 micrometers in diameter or smaller. In July

1997, the EPA adopted new, more stringent National Ambient Air Quality Standards, or NAAQS, for particulate matter and ozone. Although the NAAQS were challenged in litigation, slowing their implementation, the standards were upheld by the United States Supreme Court, and states will ultimately be required to revise their existing state implementation plans ("SIPs") to attain and maintain compliance with the new NAAQS. The new eight-hour ozone nonattainment designations and classifications were published April 30, 2004, along with Phase 1 of the final implementation rule for the eight-hour standard. Both rules took effect June 15, 2004, and both are currently being litigated. The Phase 2 implementation rule for the eight-hour standard is currently expected in February or March 2005. The fine particulate matter nonattainment designations have been projected to be finalized by the end of 2004, with their implementation rule to follow at some future date. Because electric utilities emit NOx, which are precursors to ozone and particulate matter, Headwaters Resources' utility customers are likely to be affected when the new NAAQS are implemented by the states. State and federal regulations relating to fugitive dust and the implementation of the new NAAQS may reduce Headwaters Resources' sources for its products. The extent of the potential impact of the new NAAQS on the coal industry will depend on the policies and control strategies associated with the state implementation process under the Clean Air Act.

         The 1990 Clean Air Act Amendments require utilities that are currently major sources of NOx in moderate or higher ozone non-attainment areas to install reasonably available control technology for NOx. EPA promulgated a rule (the "NOx SIP call") in 1998 requiring 22 eastern states to make substantial reductions in NOx emissions. Court action eliminated one state and portions of two others from the rule. Under this rule, EPA expects that states will achieve these reductions by requiring power plants to make substantial reductions in their NOx emissions. The affected states were required to implement Phase I of the NOx SIP call by May 31, 2004. On April 21, 2004, EPA published Phase II of the NOx SIP call, which will require an additional reduction of about 100,000 tons of NOx per year by 2007. In addition to the NOx SIP call, EPA's April 21, 2004 rule also addressed the requirement that it directly regulate NOx emissions from states upwind of four eastern states that petitioned EPA (pursuant to section 126 of the Clean Air Act). The section 126 rule will be withdrawn in any state that submits an approvable NOx SIP. Installation of reasonably available control technology and additional control measures required under the NOx SIP call or the section 126 rule will make it more costly to operate coal-fueled utility power plants and, depending on the requirements of individual SIPs, could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future. The effect such regulation or other requirements that may be imposed in the future could have on the coal industry in general and on Headwaters Resources in particular cannot be predicted with certainty. No assurance can be given that the ongoing implementation of the Clean Air Act (including the 1990 Amendments) or any future regulatory provisions will not materially adversely affect Headwaters Resources.

         In addition, the 1990 Clean Air Act Amendments require a study of utility power plant emissions of certain toxic substances, including mercury, and direct EPA to regulate emissions of these substances, if warranted. EPA has submitted reports to Congress on Mercury (1997) and Utility Air Toxics (1998). On December 14, 2000, EPA announced its finding that regulation of hazardous air pollutant emissions from oil- and coal-fueled electric utility steam generating units is necessary and appropriate. On January 30, 2004, EPA published the proposed Utility Mercury Reductions Rule, which sought comments on two approaches for reducing mercury emissions from coal-burning power plants. EPA is currently projecting that the rule will be finalized in March of 2005. Additionally, on January 30, 2004, EPA published a proposal, known as the Clean Air Interstate Rule, that would require coal-burning power plants to upgrade their facilities to reduce emissions of sulfur dioxide ("SOx") by 70% and NOx by 65%. EPA currently anticipates finalizing that rule by the end of 2004. Taken together, these rules, once they are finalized, could result in reduced use of coal if utilities switch to other sources of fuel.

         The Clear Skies Initiative, announced by the Bush Administration in February 2002 (S.485 and H.R. 999, and revised by S.1844), seeks to develop strategies for reducing emissions of SOx, NOx and mercury from power plants. Because the Initiative must be implemented by legislation that has not yet been enacted, its effect on Headwaters Resources cannot be determined at this time. However, in February and April 2003, two four-pollutant bills (S.366 and S.843, respectively) for power plants were referred to the Senate Environment and Public Works Committee. In addition to the three pollutants covered under the Clear Skies Initiative, these bills include the greenhouse gas carbon dioxide. If enacted as written, these bills could result in reduced use of coal if utilities switch to other sources of fuel as a means of complying with more stringent emission limits. It is not likely that any of these bills will be enacted during 2004, but the Administration intends to make a strong push to enact Clear Skies in the 109th Congress. Many of the goals of Clear Skies legislation will be accomplished by the Utility Mercury Rule and the Clean Air Interstate Rule, once they are finalized (see discussion above).

         Coal-fueled boilers have been impacted by regulations under the 1990 Clean Air Act Amendments, which established specific emissions levels for SOx and NOx in order to reduce acid rain. These emissions levels have required utilities to undertake many of the following changes: change their fuel source(s), add scrubbers to capture SOx, add new boiler burner systems to control NOx, add or modify fuel pulverizers/air handling systems to control NOx, introduce flue gas conditioning materials to control particulate emissions in conjunction with meeting SOx emissions targets and in some very isolated cases shut down a plant. All of these changes can impact the quantity and quality of CCPs produced at a power plant and can add to the costs of operating a power plant. Furthermore, proposed regulations to control mercury emissions could result in implementation of additional technologies at power plants that could negatively affect fly ash quality.

         Further, inappropriate use of CCPs can result in faulty end products. Since most of the products marketed by Headwaters Resources typically consist of a mixture of client-supplied CCPs, Headwaters Resources does not control the quality of the final end product, but may share such control with the manufacturer of the ingredient materials. Therefore, there is a risk of liability regarding the quality of the materials and end products marketed by Headwaters Resources. In cases where Headwaters Resources is responsible for end-product quality, such as a structural fill (where material is used to fill a cavity or designated area), Headwaters Resources depends solely on its own quality assurance program.

         Materials sold by Headwaters Resources vary in chemical composition. Fossil fuel combustion wastes have been excluded from regulation as "hazardous wastes" under subtitle C of the Resource Conservation and Recovery Act ("RCRA"). However, EPA has determined that national regulations under subtitle D of RCRA (dealing with state and regional solid waste plans) are warranted for coal combustion byproducts disposed of in landfills or surface impoundments, or used to fill surface or underground mines. EPA is planning to publish proposed rules for CCPs generated by commercial electric power producers in March 2007 and for management of CCPs at mine facilities in October 2007 which will address, among other things, state and regional solid waste plans for CCPs disposed of in landfills or surface impoundments, or used to fill surface or underground mines. These proposed rules could make coal burning more expensive or less attractive to Headwaters Resources' utility clients. Headwaters Resources manages a number of landfill and pond operations that may be affected by EPA's proposed regulations. In most of these operations the permitting is contractually retained by the client and the client would be liable for any costs associated with new permitting requirements. The effect of such regulations on Headwaters Resources cannot be completely ascertained at this time.

         Headwaters Resources is engaged in providing services at one landfill operation that is permitted and managed as a hazardous waste landfill. Headwaters Resources provides the services necessary to landfill the client's hazardous wastes and operates certain in-plant equipment and systems for the client. Accordingly, there can be no assurance that Headwaters Resources will not be named in third-party claims relating to the project.

         CCPs may contain small concentrations of metals that are considered as "hazardous substances" under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). Land application of CCPs is regulated by a variety of federal and state statutes, which impose testing and management requirements to ensure environmental protection. Under limited circumstances, mismanagement of CCPs can give rise to CERCLA liability.

         Electric utility deregulation has slowed substantially from previous years' predictions. Deregulation could negatively impact Headwaters Resources because it could result in some sources of CCPs being put out of service because they are not economically competitive. On the other hand, deregulation efforts have spurred renewed interest in construction of new coal-fueled electricity generating capacity. Headwaters believes that no significant changes to the sources of CCPs under contract will occur. However, since this change to the industry continues to evolve, the impact of deregulation cannot be accurately projected, and Headwaters could be materially adversely affected if major changes occur to specific sources.

Employees

         Headwaters employs approximately 3,680 full-time employees. There are approximately 45 employees in Headwaters' corporate administration. The following lists the approximate number of employees by business units:

         Headwaters Energy Services, 20

         Headwaters Resources, 710

         Headwaters Technology Innovation Group, 45

         Headwaters Construction Materials, 2,860

Approximately 16 employees work under collective bargaining agreements.

ITEM 2. PROPERTIES

         Headwaters' headquarters are located at 10653 South River Front Parkway, Suite 300, South Jordan, Utah 84095. The lease for this office space of approximately 26,500 square feet provides for a six-year term. The monthly rent is approximately $41,000, with certain adjustments for inflation plus expenses.

         Headwaters Energy Services directs its operations primarily from Headwaters' South Jordan, Utah location.

         Headwaters Technology Innovation Group owns approximately six acres in Lawrenceville, New Jersey where it maintains offices and its research facilities.

         Headwaters Resources owns or leases 16 properties nationwide for its fly ash storage and distribution operations with East, Central, and West regional divisions. Headwaters Resources also conducts operations at numerous other sites via rights granted in various CCP through-put, handling and marketing contracts (for example, operating a storage or load-out facility located on utility-owned properties).

         Headwaters Construction Materials owns or leases 51 properties nationwide for its building products manufacturing distribution, and sales operations. Tapco is headquartered in Wixom, Michigan and has major manufacturing facilities in Metamora, Michigan and Elkland, Pennsylvania. Eldorado is headquartered in San Marcos, California and has major manufacturing facilities in Rancho Cucamonga, California and Greencastle, Pennsylvania.

ITEM 3. LEGAL PROCEEDINGS

         Headwaters has ongoing litigation and claims incurred during the normal course of business, including the items discussed below. Headwaters intends to vigorously defend or resolve these matters by settlement, as appropriate. Management does not currently believe that the outcome of these matters will have a material adverse effect on Headwaters' operations, cash flows or financial position.

         In 2004, Headwaters accrued approximately $1,400,000 of reserves for legal matters because it concluded that claims and damages sought by claimants in excess of that amount were not probable. Our outside counsel believe that unfavorable outcomes are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability of Headwaters. The reserves represent the amounts Headwaters would be willing to pay to reach a settlement. However, these cases raise difficult and complex legal and factual issues, and the resolution of these issues is subject to many uncertainties, including the facts and circumstances of each case, the jurisdiction in which each case is brought, and the future decisions of juries, judges, and arbitrators. Therefore, although management believes that the claims asserted against Headwaters in the named cases lack merit, there is a possibility of material losses in excess of the amounts accrued if one or more of the cases were to be determined adversely against Headwaters for a substantial amount of the damages asserted. Headwaters believes the range of potential loss is from $1,400,000 up to the amounts sought by claimants. It is possible that a change in the estimates of probable liability could occur, and the changes could be significant. Additionally, as with any litigation, these proceedings require that Headwaters incur substantial costs, including attorneys' fees, managerial time, and other personnel resources and costs in pursuing resolution. Costs paid to outside legal counsel for litigation, which comprise the majority of Headwaters' litigation-related costs, totaled approximately $1,700,000 in 2002, $3,000,000 in 2003, and $3,800,000 in
2004. It is not possible to estimate what these costs will be in future periods.

         Boynton. In October 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. (This technology is distinct from the technology developed by Headwaters.) This action is factually related to an earlier action brought by certain purported officers and directors of Adtech, Inc. That action was dismissed by the United States District Court for the Western District of Tennessee and the District Court's order of dismissal was affirmed on appeal. In the current action, the allegations arise from the same facts, but the claims are asserted by certain purported stockholders of Adtech. In June 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee alleging, among other things, fraud, conspiracy, constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. The plaintiffs seek declaratory relief and compensatory damages in the approximate amount of between $15,000,000 and $25,000,000 and punitive damages. The District Court has dismissed all claims against Headwaters except conspiracy and constructive trust. The Court has scheduled trial for April 2005. Because the resolution of the litigation is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

         AGTC. In March 1996, Headwaters entered into an agreement with AGTC and its associates for certain services related to the identification and selection of alternative fuel projects. In March 2002, AGTC filed an arbitration demand in Salt Lake City, Utah claiming that it is owed commissions under the 1996 agreement for 8% of the revenues received by Headwaters from the Port Hodder project. AGTC is seeking approximate damages in the arbitration between $520,000 and $14,300,000. Headwaters asserts that AGTC did not perform under the agreement and that the agreement was terminated and the disputes were settled in July 1996. Headwaters filed an answer in the arbitration, denying AGTC's claims and asserting counterclaims against AGTC. The arbitrator conducted hearings during July and August of 2004 and has received a post-arbitration briefing but has not yet issued a decision. Because the resolution of the arbitration is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

         AJG. In December 1996, Headwaters entered into a technology license and proprietary chemical reagent sale agreement with AJG Financial Services, Inc. The agreement called for AJG to pay royalties and to purchase proprietary chemical reagent material from Headwaters. In October 2000, Headwaters filed a complaint in the Fourth District Court for the State of Utah against AJG alleging that it had failed to make payments and to perform other obligations under the agreement. Headwaters asserts claims including breach of contract, declaratory judgment, unjust enrichment and accounting and seeks money damages as well as other relief. AJG's answer to the complaint denied Headwaters' claims and asserted counter-claims based upon allegations of misrepresentation and breach of contract. AJG seeks compensatory damages in the approximate amount of $71,000,000 and punitive damages. Headwaters has denied the allegations of AJG's counter-claims. The court has scheduled trial for January 2005. Because the resolution of the litigation is uncertain, legal counsel cannot express an opinion as to the ultimate amount of recovery or liability.

         McEwan. In 1995, Headwaters granted stock options to a member of its board of directors, Lloyd McEwan. The director resigned from the board in 1996. Headwaters has declined McEwan's attempts to exercise most of the options on grounds that the options terminated. In June 2004, McEwan filed a complaint in the Fourth District Court for the State of Utah against Headwaters alleging breach of contract, breach of implied covenant of good faith and fair dealing, fraud, and misrepresentation. McEwan seeks declaratory relief as well as compensatory damages in the approximate amount of $2,750,000 and punitive damages. Headwaters has filed an answer denying McEwan's claims and has asserted counterclaims against McEwan. Because resolution of the litigation is uncertain, legal counsel cannot express an opinion as to the ultimate amount of liability or recovery.

         Headwaters Construction Materials Matters. There are litigation and pending and threatened claims made against certain subsidiaries of Headwaters Construction Materials with respect to several types of exterior finish systems manufactured and sold by its subsidiaries for application by contractors on residential and commercial buildings. Typically, litigation and these claims are controlled by such subsidiaries' insurance carriers. The plaintiffs or claimants in these matters have alleged that the structures have suffered damage from latent or progressive water penetration due to some alleged failure of the building product or wall system. The most prevalent type of claim involves alleged defects associated with components of an Exterior Insulation and Finish System (EIFS) which was produced for a limited time (through 1996) by best Masonry & Tool Supply. There is a 10-year projected claim period following discontinuation of the product.

         Typically, the claims cite damages for alleged personal injuries and punitive damages for alleged unfair business practices in addition to asserting more conventional damage claims for alleged economic loss and damage to property. To date, claims made against such subsidiaries have been paid by their insurers, with the exception of minor deductibles, although such insurance carriers typically have issued "reservation of rights" letters to Headwaters Construction Materials. None of the cases has gone to trial, and while two such cases involve 100 and 800 homes, respectively, none of the cases includes any claims formally asserted on behalf of a class. While, to date, none of these proceedings have required that Headwaters Construction Materials incur substantial costs, there is no guarantee of insurance coverage or continuing coverage. These and future proceedings may result in substantial costs to Headwaters Construction Materials, including attorneys' fees, managerial time and other personnel resources and costs. Adverse resolution of these proceedings could have a materially negative effect on Headwaters Construction Materials' business, financial condition, and results of operation, and its ability to meet its financial obligations. Although Headwaters carries general and product liability insurance, Headwaters cannot assure that such insurance coverage will remain available, that the insurance carriers will remain viable, or that the insured amounts will cover all future claims in excess of the uninsured retention. Future rate increases may also make such insurance uneconomical for Headwaters Construction Materials to maintain. In addition, the insurance policies maintained by Headwaters excludes claims for damages resulting from exterior insulating finish systems, or EIFS, that have manifested after March 2003. Because resolution of the litigation and claims is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters Construction Materials' liability.

         Other. Headwaters and its subsidiaries are also involved in other legal proceedings that have arisen in the normal course of business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The shares of Headwaters' common stock trade on the Nasdaq National Market under the symbol "HDWR." Options on Headwaters' common stock are traded on the Chicago Board Options Exchange under the symbol "HQK." The following table sets forth for the periods presented, the high and low trading prices of Headwaters' common stock as reported by Nasdaq.

         Fiscal 2003                                      Low          High
         -----------                                      ---          ----

         Quarter ended December 31, 2002               $12.81        $18.03
         Quarter ended March 31, 2003                   13.50         16.64
         Quarter ended June 30, 2003                    13.25         20.25
         Quarter ended September 30, 2003               12.86         16.30

         Fiscal 2004
         -----------

         Quarter ended December 31, 2003               $14.78        $20.87
         Quarter ended March 31, 2004                   19.50         25.99
         Quarter ended June 30, 2004                    19.50         29.60
         Quarter ended September 30, 2004               23.12         32.02

         As of November 30, 2004, there were 352 stockholders of record of Headwaters' common stock. Headwaters has not paid dividends on its common stock to date and does not intend to pay dividends on its common stock in the foreseeable future. Pursuant to debt agreements Headwaters entered into in September 2004, Headwaters is prohibited from paying cash dividends so long as any of the long-term debt is outstanding. Headwaters intends to retain earnings to finance the development and expansion of its business. Payment of common stock dividends in the future will depend, among other things, upon Headwaters' debt covenants, its ability to generate earnings, its need for capital, its investment opportunities and its overall financial condition. See Note 12 to the consolidated financial statements for a description of securities authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Securities

         In June 2004 Headwaters issued $172.5 million in aggregate principal amount of 2 7/8% Convertible Senior Subordinated Notes due 2016 in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended. The initial purchasers of the notes were Morgan Stanley & Co. Incorporated; J.P. Morgan Securities, Inc.; Adams, Harkness & Hill, Inc.; RBC Capital Markets Corporation; and Stephens Inc. The initial purchasers resold the notes to "qualified institutional buyers," as defined in Rule 144A under the Securities Act of 1933, as amended, in reliance of Rule 144A. The net proceeds from the issuance of notes were $166.3 million after deducting selling discounts and commissions and offering expenses. The proceeds were used to finance, in part, Headwaters acquisition of Eldorado Stone. The notes are due on June 1, 2016. Headwaters pays interest on the notes on June 1 and December 1 of each year, beginning December 2, 2004. Subject to the terms of the notes, holders may convert the notes into shares of Headwaters' common stock at a conversion price of $30.00 per share, which is equivalent to a conversion rate of 33.3333 shares of Headwaters common stock per $1,000 principal amount of notes. This conversion rate is subject to adjustment under the terms of the notes. Conversion can occur only under certain circumstances, including generally when the sale price of Headwaters common stock exceeds 130% of the conversion price, which would be $39.00 per share. The notes are general, unsecured obligations that are subordinated to all existing and future senior indebtedness and Headwaters' subsidiaries indebtedness and other liabilities. Headwaters may redeem any portion of the notes at anytime on or after June 4, 2011, and if specific conditions are satisfied, any time on or after June 1, 2007. On June 1, 2011, or upon the occurrence of a designated event, holders of the notes may require Headwaters to repurchase the notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" of Item 7 hereof for a more detailed description of the notes.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data are derived from the consolidated financial statements of Headwaters. This information should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

         In August 2001, Headwaters acquired HTI, the financial statements of which have historically been consolidated with Headwaters' financial statements using a one-month lag. Accordingly, no results of operations of HTI were included in the consolidated statement of income for 2001. HTI's August 31, 2001, 2002 and 2003 balance sheets were consolidated with Headwaters' September 30, 2001, 2002 and 2003 balance sheets and HTI's results of operations for the twelve months ended August 31, 2002 and 2003 were consolidated with Headwaters' 2002 and 2003 results. Effective October 1, 2003, Headwaters eliminated the one-month lag and accordingly, 13 months of HTI's results of operations have been included in the consolidated statement of income for 2004.

         Also, as more fully described in Note 3 to the consolidated financial statements, Headwaters acquired HRI on September 19, 2002 and accordingly, HRI's results of operations for the period from September 19, 2002 through September 30, 2004 have been consolidated with Headwaters' 2002 through 2004 results. HRI's results of operations up to September 18, 2002 have not been included in Headwaters' consolidated results for any period. Headwaters acquired VFL on April 9, 2004, Eldorado Stone on June 2, 2004, SCP on July 2, 2004, and Tapco Holdings on September 8, 2004. These entities' results of operations for the periods from the acquisition dates through September 30, 2004 have been consolidated with Headwaters' 2004 results and their operations up to the dates of acquisition have not been included in Headwaters' consolidated results for any period.

         In 2001, Headwaters recorded approximately $7.5 million of income tax benefit primarily related to the reduction of its deferred tax asset valuation allowance. In 2004, Headwaters recognized revenue relating to funds deposited in an escrow account totaling approximately $27.9 million, most of which related to prior periods (see Note 14 to the consolidated financial statements). In addition, revenue and net income for 2004 were materially affected by the 2004 acquisitions (see Note 3 to the consolidated financial statements).

         The selected financial data as of and for the years ended September 30, 2000 and 2001 and as of September 30, 2002 are derived from audited financial statements not included herein. The selected financial data as of September 30, 2003 and 2004 and for the years ended September 30, 2002, 2003, and 2004 were derived from the audited financial statements of Headwaters included elsewhere herein.

                                                                      Year ended September 30,
                                                  -----------------------------------------------------------------
(in thousands, except per share data)                2000         2001         2002         2003          2004
-------------------------------------------------------------------------------------------------------------------
OPERATING DATA:
     Total revenue                                    $27,886      $45,464     $119,345     $387,630    $  553,955
     Net income                                         3,682       21,517       24,286       36,631        64,317
     Diluted earnings per share                          0.07         0.87         0.94         1.30          1.95

                                                                        As of September 30,
                                                  -----------------------------------------------------------------
(in thousands)                                       2000         2001         2002         2003          2004
-------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
     Working capital                                  $ 8,393      $ 8,619     $ 15,023     $ 14,176    $   44,387
     Net property, plant and equipment                    552        2,680       50,549       52,743       157,611
     Total assets                                      33,441       55,375      372,857      373,275     1,540,779
     Long-term obligations:
         Long-term debt                                 5,055          149      154,552      104,044       914,641
         Deferred income taxes                             --           --       51,357       50,663       121,469
         Other long-term liabilities                    7,861        8,711        5,442        4,703        10,338
                                                  -----------------------------------------------------------------
     Total long-term obligations                       12,916        8,860      211,351      159,410     1,046,448
     Total stockholders' equity                        10,747       31,086       98,596      140,157       308,155

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

Introduction

         Over the last three years, Headwaters has executed on its two-fold plan of maximizing cash flow from its existing operating business units and diversifying revenues from reliance on the alternative energy segment. With the addition of the CCP management and marketing business through the acquisition of ISG in 2002, and the growth of the construction materials business culminating in the acquisitions of Eldorado and Tapco in 2004, Headwaters has achieved revenue growth and diversification into three business segments. Because Headwaters has also incurred increased indebtedness to make strategic acquisitions and related capital expenditures, one of management's key financial objectives is to continue to focus on increased cash flows for purposes of reducing indebtedness as quickly as possible.

         Headwaters' acquisition strategy targets businesses that are leading players in their respective industries, enjoy healthy margins from products and services and are not capital intensive, thus providing additional cash flow that complements the financial performance of Headwaters' existing business segments. Headwaters is also committed to the internal development of its energy-related technologies and nanotechnology through HTI; it has invested in and expects to continue to maintain its research and development activities.

         As a result of its diversification into CCPs and construction materials, Headwaters is affected by seasonality, with its highest revenues produced in the June 30 and September 30 quarters. With CCPs, Headwaters' strategy is to continue to negotiate long-term contracts so that it may invest in transport and storage infrastructure for the management and sale of CCPs. Headwaters also intends to continue to expand usage of high value CCPs, develop uses for lower value CCPs and expand usage of CCPs both in its construction products and the industry in general.

         Headwaters' acquisitions of Eldorado and Tapco have created a concentration in the residential housing market; however, the cyclicality and interest-rate sensitivity of this business is mitigated by the fact that approximately 75% of Tapco's products are used in the home improvement and remodeling market, which is typically counter cyclical to the new construction market because remodeling is generally less expensive than a new home and is often required to maintain older homes and preserve their value. As a result, during economic downturns, Tapco's products have experienced strong growth rates. In light of Headwaters' leading market shares in Edorado's and Tapco's markets, Headwaters will need to increase production capacity for Eldorado and develop and promote new products from Tapco in order to continue the current growth rate in this segment.

         In fiscal 2005, Headwaters will focus on integration of its new acquisitions, including the marketing of diverse construction materials products through its national distribution network, and expansion of the corporate infrastructure necessary to provide the information and services that the business segments need to operate at optimal levels. Headwaters is highly leveraged as a result of the 2004 acquisitions. This leverage makes continued diversification at historical levels more difficult. Headwaters intends to focus on repaying its current debt as quickly as possible while continuing to look for diversification opportunities within prescribed parameters.

Consolidation, Acquisitions and Segments

         Consolidation. The consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling financial interest. Headwaters also consolidates any variable interest entities for which it is the primary beneficiary; however as of September 30, 2004, there are none. For investments in companies in which Headwaters has a significant influence over operating and financial decisions (generally defined as owning a voting or economic interest of 20% to 50%), Headwaters applies the equity method of accounting. In instances where Headwaters' investment is less than 20% and significant influence does not exist, investments are carried at cost. All significant intercompany transactions and accounts are eliminated in consolidation.

         Headwaters acquired ISG on September 19, 2002 and accordingly, ISG's results of operations for the period from September 19, 2002 through September 30, 2004 have been consolidated with Headwaters' 2002 through 2004 results. ISG's results of operations up to September 18, 2002 have not been included in Headwaters' consolidated results for any period. Headwaters acquired VFL on April 9, 2004, Eldorado Stone on June 2, 2004, SCP on July 2, 2004, and Tapco on September 8, 2004. These entities' results of operations for the periods from the acquisition dates through September 30, 2004 have been consolidated with Headwaters' 2004 results and their operations up to the dates of acquisition have not been included in Headwaters' consolidated results for any period.

         Due to the time required to obtain accurate financial information related to HTI's foreign contracts, for financial reporting purposes HTI's financial statements have historically been consolidated with Headwaters' financial statements using a one-month lag. Effective October 1, 2003, Headwaters eliminated this one-month lag because of the decreased significance of HTI's foreign contracts. Accordingly, 13 months of HTI's results of operations have been included in the consolidated statement of income for 2004.

         Acquisitions. As described in the following paragraphs, Headwaters acquired four companies in 2004 and one company in 2002. Due to the significance of these acquisitions, in many instances the consolidated financial statements and components of those financial statements discussed in the following discussion and analysis are not comparable to prior years' financial statements or components thereof.

         VFL - On April 9, 2004, Headwaters acquired 100% of the common stock of VFL Technology Corporation ("VFL") and assumed all of VFL's outstanding debt. VFL is based in West Chester, Pennsylvania and manages approximately two million tons of CCPs annually. In addition, VFL has operating knowledge relating to the use of low quality CCP materials in value-added applications. The acquisition of VFL broadens the scope of services that Headwaters' CCP segment offers, as well as its client base, principally on the East coast of the United States and in the Ohio River Valley. VFL's results of operations have been included in Headwaters' consolidated statement of income since April 9, 2004.

         The VFL acquisition was accounted for using the purchase method of accounting as required by SFAS No. 141, "Business Combinations." The consideration Headwaters paid for VFL was negotiated at arms length and assets acquired and liabilities assumed were recorded at their estimated fair values as of April 9, 2004. Approximately $11.3 million of the purchase price was allocated to identifiable intangible assets consisting of contracts with utility companies, industrial clients and municipalities. This amount is being amortized over an estimated average useful life of eight years. The remaining purchase price not attributable to the tangible and identifiable intangible assets was allocated to goodwill, all of which is expected to be tax deductible. All of the intangible assets and goodwill have been allocated to Headwaters' CCP segment.

         Eldorado - On June 2, 2004, Headwaters acquired 100% of the ownership interests of Eldorado Stone LLC ("Eldorado") and paid off all of Eldorado's outstanding debt. Eldorado is based in San Marcos, California and is a leading manufacturer of architectural manufactured stone. With over 700 distributors, Eldorado provides Headwaters with a national platform for expanded marketing of "green" building products, such as mortar and stucco, by using higher amounts of fly ash. Headwaters expects Eldorado, which is included in its construction materials segment, to provide critical mass and improved margins in Headwaters' efforts to expand the use of fly ash in building products. Eldorado's results of operations have been included in Headwaters' consolidated statement of income since June 2, 2004.

         The Eldorado acquisition was accounted for using the purchase method of accounting. The consideration Headwaters paid for Eldorado was negotiated at arms length and assets acquired and liabilities assumed were recorded at their estimated fair values as of June 2, 2004. Eldorado has experienced significant growth over the last two years. Eldorado sells its products through an extensive distribution network. In addition, Eldorado employs a group of talented artists who create the molds used to produce the manufactured stone product. The quality of these molds adds significant value to the end product. Eldorado's manufacturing process, market presence and the quality of its product, including product design and product breadth, are major elements contributing to Eldorado's high value and related purchase price. These items, combined with Eldorado's high growth and extensive distribution network are not separable and, accordingly, contribute to a significant amount of goodwill. Approximately $9.0 million of the purchase price was allocated to identifiable intangible assets, consisting primarily of non-compete agreements. The intangible assets are being amortized over estimated useful lives ranging from three to ten years, with a combined weighted average life of approximately four years. The remaining purchase price not attributable to the tangible and identifiable intangible assets was allocated to goodwill, most of which is expected to be tax deductible. All of the intangible assets and goodwill have been allocated to Headwaters' construction materials segment.

         The determination of the final purchase price is subject to potential adjustments related to the working capital acquired at closing. In addition, the purchase price allocation will likely differ from that reflected in the consolidated financial statements after final asset valuation reports are received and a detailed review of all assets and liabilities, including income taxes, has been completed. Pre-acquisition contingencies, which are not material, are included in the value of liabilities assumed as of June 2, 2004 and any change from the recorded amounts is expected to be immaterial. The final purchase price allocation is expected to be completed by March 31, 2005. Any changes to the purchase price allocation are not expected to materially increase or decrease depreciation and amortization expense, but may have a material effect on the amount of recorded goodwill.

         SCP - On July 2, 2004, Headwaters acquired certain assets of Southwest Concrete Products, L.P. ("SCP") and assumed all of SCP's outstanding debt. SCP is based in Alleyton, Texas and is a leading manufacturer of concrete blocks in South Texas, complementing Headwaters' similar operations in Dallas and East Texas. SCP provides Headwaters with modern concrete-based manufacturing facilities and the opportunity to increase the use of CCPs in the manufacture of block and brick. SCP also has an experienced management team and the president of SCP subsequently assumed responsibility for all of Headwaters' construction materials operations other than for Eldorado and Tapco. SCP's results of operations have been included in Headwaters' consolidated statement of income since July 2, 2004.

         Headwaters also agreed to pay an earn-out to the sellers if certain earnings targets are exceeded during the 12 months ending December 31, 2005 (the "earn-out period"). The additional earn-out consideration will be the product of
5.7 times the amount, if any, that earnings before interest, taxes, depreciation and amortization ("EBITDA") of SCP exceeds $5.5 million during the earn-out period. If any earn-out consideration is paid, which will not occur until 2006, goodwill will be increased accordingly.

         The SCP acquisition was accounted for using the purchase method of accounting. The consideration Headwaters paid for SCP was negotiated at arms length and assets acquired and liabilities assumed were recorded at their estimated fair values as of July 2, 2004. Approximately $6.9 million of the purchase price was allocated to identifiable intangible assets, consisting primarily of customer relationships. The intangible assets are being amortized over estimated useful lives ranging from two to ten years, with a combined weighted average life of approximately seven years. The remaining purchase price not attributable to the tangible and identifiable intangible assets was allocated to goodwill, substantially all of which is expected to be tax deductible. All of the intangible assets and goodwill have been allocated to Headwaters' construction materials segment.

         Tapco - On September 8, 2004, Headwaters acquired 100% of the ownership interests of Tapco Holdings, Inc. ("Tapco") and paid off all of Tapco's outstanding debt. Tapco is headquartered in Wixom, Michigan and is a leading designer, manufacturer and marketer of specialty building products and professional tools used in exterior residential home improvement and construction throughout the United States and Canada. Headwaters expects the Tapco acquisition to further diversify Headwaters' cash flow stream away from its historical reliance on alternative energy. Tapco brings economy of scale and manufacturing expertise that results in some of the lowest manufacturing costs in the siding accessory industry, which is expected to improve margins in Headwaters' construction materials segment. Headwaters may also be able to leverage Tapco's distribution networks to accelerate sales of Headwaters' diverse construction materials product portfolio. Tapco's results of operations have been included in Headwaters' consolidated statement of income beginning September 8, 2004.

         The Tapco acquisition was accounted for using the purchase method of accounting. The consideration Headwaters paid for Tapco was negotiated at arms length and assets acquired and liabilities assumed were recorded at their estimated fair values as of September 8, 2004. Tapco has a leading market share in most of its product lines with some lines having a market share greater than 75%. Tapco has the ability to deliver its products within a few days of receiving the order which is appealing to architects, contractors and end users of the product. Tapco also offers wide-ranging product choices delivered through an extensive distribution network throughout the United States. Tapco's products, manufacturing process and distributors are currently substantially different than those utilized by Headwaters' other business units and a substantial amount of sales relate to the remodeling industry. As such, Tapco may further mitigate the cyclical nature of Headwaters' construction materials business in the future. Tapco's primary value, therefore, is due to its significant market presence and manufacturing efficiencies. These values are largely the result of Tapco's manufacturing and distribution capacities, product breadth and workforce which are not separable and, accordingly, contribute to a significant amount of goodwill.

         The final purchase price and the allocation thereof will differ from that reflected in the consolidated financial statements after final fixed asset and intangible asset valuation reports are received and a detailed review of all assets and liabilities, including income taxes, has been completed. The final purchase price allocation is expected to be completed by June 30, 2005. The final purchase price allocation is not expected to materially increase or decrease depreciation and amortization expense from the amounts recorded in 2004 and the amounts expected to be recorded in future periods, nor is it expected to have a material effect on the identified assets or liabilities, including goodwill.

         ISG Acquisition - On September 19, 2002, Headwaters acquired 100% of the common stock of ISG, assumed or paid off all of ISG's outstanding debt and redeemed all of ISG's outstanding preferred stock. ISG is the leading provider of high value CCPs to the building products and ready mix concrete industries in the United States. ISG also develops, manufactures and distributes value-added bagged concrete, stucco, mortar and block products that utilize fly ash through its construction materials segment. Headwaters' historical focus has been on using technology to add value to fossil fuels, particularly coal. The acquisition of ISG provided Headwaters with a significant position in the last phase of the coal value chain due to ISG's competencies in managing CCPs. The acquisition of ISG also brought to Headwaters management depth, corporate infrastructure and critical mass in revenues and operating income.

         The ISG acquisition was accounted for using the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their estimated fair values as of September 19, 2002. Approximately $109.2 million of the purchase price was allocated to identifiable intangible assets consisting primarily of contracts with coal-fueled electric power generation plants and patents. This amount is being amortized over the estimated combined useful life of approximately 20 years. The remaining purchase price not attributable to the tangible and identifiable intangible assets was allocated to goodwill, none of which is tax deductible. All of the intangible assets and all of the goodwill were allocated to the CCP segment.

         Segments. Until Headwaters acquired ISG in September 2002, Headwaters operated in and reported as a single industry segment, alternative energy. Since the acquisition of ISG, Headwaters has operated in three business segments, alternative energy, CCPs, and construction materials. VFL operates in the CCP segment and all of the other businesses acquired by Headwaters in 2004 operate in the construction materials segment. These segments are managed and evaluated separately by management based on fundamental differences in their operations, products and services.

         The alternative energy segment includes Headwaters' traditional coal-based solid alternative fuels business and HTI's business of developing catalyst technologies to convert coal and heavy oil into environmentally-friendly, higher-value liquid fuels, as well as nanocatalyst processes and applications. Revenues for this segment primarily include sales of chemical reagents and license fees.

         The CCP segment markets coal combustion products such as fly ash and bottom ash, known as CCPs, to the building products and ready mix concrete industries. Headwaters markets CCPs to replace manufactured or mined materials, such as portland cement, lime, agricultural gypsum, fired lightweight aggregate, granite aggregate and limestone. Headwaters has long-term contracts, primarily with coal-fueled electric power generation plants pursuant to which it manages the post-combustion operations for the utilities. CCP revenues consist primarily of product sales with a smaller amount of service revenue.

         Prior to 2004, the businesses in the construction materials segment manufactured and distributed value-added bagged concrete, stucco, mortar and block products. The acquisition of SCP expanded Headwaters' concrete block business and the acquisition of Eldorado added manufactured architectural stone to the construction materials product line. Tapco is a leading designer, manufacturer and marketer of building products used in exterior residential home improvement and construction. Revenues for the construction materials segment consist of product sales to wholesale and retail distributors, contractors and other users of building products and construction materials.

Critical Accounting Policies and Estimates

         Headwaters' significant accounting policies are identified and described in Note 2 to the consolidated financial statements. The preparation of consolidated financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

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

         License Fee Revenue Recognition. Headwaters currently licenses its technologies to the owners of 28 coal-based solid alternative fuel facilities in the United States. Recurring license fees or royalty payments are recognized in the period when earned, which coincides with the sale of synthetic fuel by Headwaters' licensees. In most instances, Headwaters receives timely reports from licensees notifying Headwaters of the amount of solid synthetic fuel sold and the royalty due Headwaters under the terms of the respective license fee agreements. Additionally, Headwaters has experienced a regular pattern of payment by these licensees of the reported amounts.

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

         Pursuant to the contractual terms of an agreement with one licensee, the license fees owed to Headwaters, which accumulated during a period of approximately two and a half years, were placed in escrow for the benefit of Headwaters, pending resolution of an audit of the licensee by the IRS.

         Prior to December 31, 2003, accounting rules governing revenue recognition, requiring that the seller's price to the buyer be "fixed or determinable" as well as reasonably certain of collection, appeared to preclude revenue recognition for the amounts placed in escrow because they were potentially subject to adjustment based on the outcome of the IRS audit. Accordingly, none of the escrowed amounts were recognized as revenue in the consolidated statements of income through December 31, 2003. During the March 2004 quarter, the fieldwork for the tax audit of the licensee was completed and there were no proposed adjustments to the tax credits claimed by the licensee. As a result, in March 2004 Headwaters recognized revenue, net of the amount Headwaters was required to pay to a third party, relating to the funds deposited in the escrow account totaling approximately $27.9 million. Approximately $3.0 million of this amount related to revenue recorded in the March 2004 quarter and approximately $25.0 million was recorded as revenue related to prior periods. Interest income of approximately $0.2 million was also recognized. During the June 2004 quarter, the IRS completed its administrative review of the licensee's tax audit and the escrowed amounts were disbursed from the escrow account and paid to Headwaters.

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

         Realizability of Receivables. Allowances are provided for uncollectible accounts and notes when deemed necessary. Such allowances are based on an account-by-account analysis of collectibility or impairment plus a provision for non-customer specific defaults based upon historical collection experience. Collateral is not required for trade receivables, but Headwaters performs periodic credit evaluations of its customers. Collateral is generally required for notes receivable and has historically consisted of most or all assets of the debtor.

         With regard to Headwaters' trade receivables from the alternative energy segment, past allowances have been minimal as have any required write-offs. Trade receivables from the CCP and construction materials segments involve substantially more customers, and receivable allowances are required for discounts, rebates, allowances, and bad debts. Headwaters continually monitors the collectibility of its trade receivables.

         Net losses recognized on notes receivable were approximately $0.7 million in 2002, $2.1 million in 2003 and $2.6 million in 2004. Such losses were recorded due to insufficient collateral, or declines in the value of the underlying collateral which management deemed other than temporary at the time. Notes receivable generally relate to nonoperating activities and accordingly, losses are included in other expense in the consolidated statements of income. Headwaters reviews collectibility of notes receivable at the end of each reporting period. This collectibility review consists of consideration of payments of required interest and principal and the sufficiency of the collateral to support the outstanding note receivable balance. If an impairment is indicated, Headwaters writes down the note receivable to its estimated net realizable value.

         Headwaters considers its receivable allowances adequate as of September 30, 2004; however, changes in economic conditions generally or in specific markets in which Headwaters operates could have a material effect on required reserve balances.

         Valuation of Long-Lived Assets, including Intangible Assets and Goodwill. Long-lived assets consist primarily of property, plant and equipment, intangible assets and goodwill. Intangible assets consist primarily of identifiable intangible assets obtained in connection with acquisitions. (See "Acquisitions" above and Note 3 to the consolidated financial statements for a detailed discussion of the purchase price allocations for the 2004 acquisitions, including the valuations of intangible assets.) These intangible assets are being amortized on the straight-line method over their remaining estimated useful lives. Goodwill consists of the excess of the purchase price for businesses acquired over the fair value of identified assets acquired, net of liabilities assumed. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Intangible Assets," goodwill is not amortized, but is tested at least annually for impairment. Goodwill is normally tested as of June 30, using a two-step process that begins with an estimation of the fair value of the reporting unit giving rise to the goodwill.

         In addition to its annual review, Headwaters evaluates the carrying value of long-lived assets, including intangible assets and goodwill, as well as the related amortization periods, to determine whether adjustments to these amounts or to the useful lives are required based on current events and circumstances. Changes in circumstances such as technological advances, changes to Headwaters' business model or changes in Headwaters' capital strategy could result in the actual useful lives differing from Headwaters' current estimates. In those cases where Headwaters determines that the useful life of property, plant and equipment or intangible assets should be shortened, Headwaters would amortize the net book value in excess of salvage value over its revised remaining useful life, thereby increasing depreciation or amortization expense.

         The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flow from that asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Indicators of impairment include such things as a significant adverse change in legal factors or in the general business climate, a decline in operating performance indicators, a significant change in competition, or an expectation that significant assets will be sold or otherwise disposed of. There were no impairment losses recorded for long-lived assets in any of the years presented.

         SFAS No. 142 requires Headwaters to periodically perform tests for goodwill impairment. Step 1 of the initial impairment test was required to be performed no later than March 31, 2003; thereafter impairment testing is required to be performed no less often than annually, or sooner if evidence of possible impairment arises. Impairment testing is performed at the reporting unit level and Headwaters has identified four reporting units: (i) Headwaters Energy Services and (ii) HTI (which together comprise the alternative energy segment), (iii) CCPs and (iv) construction materials. Currently, goodwill exists in the HTI, CCPs and construction materials reporting units.

         Step 1 of impairment testing consists of determining and comparing the fair values of the reporting units to the carrying values of those reporting units. The fair value of each reporting unit is estimated based on the application of two approaches. Under the first approach, fair value is estimated based on the present value of future estimated cash flows. This requires significant judgments including the estimation of future sales, profit margins, capital expenditures, future working capital requirements, and the reporting unit's required rate of return. The second approach estimates fair value based on the quoted market prices of companies reasonably comparable to the reporting unit. Based on the application of these two approaches, an estimate of fair value is determined for each reporting unit. Changes in key estimates and assumptions employed could materially affect the determination of fair value.

         If step 1 were to be failed for any of the reporting units, indicating a potential impairment, Headwaters would be required to complete step 2, which is a more detailed test to calculate the implied fair value of goodwill, and compare that value to the carrying value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is required to be recorded.

         Headwaters performed step 1 impairment tests of the recorded goodwill in the HTI and CCPs reporting units as of October 1, 2002, the beginning of fiscal year 2003. Headwaters performed its annual, recurring tests for potential impairment using the dates of June 30, 2003 and 2004. The tests indicated that the fair values of the reporting units exceeded their carrying values at October 1, 2002, June 30, 2003 and June 30, 2004. Accordingly, step 2 of the impairment tests was not required to be performed, and no impairment charge was necessary.

         It is possible that some of Headwaters' tangible or intangible long-lived assets or goodwill could be impaired in the future and that the resulting write-downs could be material.

         Legal Matters. Headwaters and its subsidiaries are involved in several legal proceedings and contractual matters that have arisen in the normal course of business, all as explained in more detail in "ITEM 3. LEGAL PROCEEDINGS" and
Note 14 to the consolidated financial statements. Headwaters intends to vigorously defend or resolve these matters by settlement, as appropriate. Management does not currently believe that the outcome of these matters will have a material adverse effect on Headwaters' operations, cash flows or financial position.

         In 2004 Headwaters accrued approximately $1.4 million of reserves for legal matters because it concluded that claims and damages sought by claimants in that amount were probable. However, these cases raise difficult and complex legal and factual issues, and the resolution of these issues is subject to many uncertainties, including the facts and circumstances of each case, the jurisdiction in which each case is brought, and the future decisions of juries, judges, and arbitrators. Headwaters' outside counsel believe that unfavorable outcomes are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability of Headwaters. Therefore, although management believes that the claims asserted against Headwaters in the named cases lack merit, there is a possibility of material losses if one or more of the cases were to be determined adversely against it for a substantial amount of the damages asserted. Headwaters believes the range of loss is from $1.4 million up to the amounts sought by claimants. Additionally, as with any litigation, these proceedings require that Headwaters incur substantial costs, including attorneys' fees, managerial time, and other personnel resources and costs in pursuing resolution. Costs paid to outside legal counsel for litigation, which comprise the majority of Headwaters' litigation-related costs, totaled approximately $1.7 million in 2002, $3.0 million in 2003, and $3.8 million in 2004. It is not possible to estimate what these costs will be in future periods.

         In accounting for legal matters and other contingencies, Headwaters follows the guidance in SFAS No. 5, "Accounting for Contingencies," under which loss contingencies are accounted for based upon the likelihood of an impairment of an asset or the incurrence of a liability. If a loss contingency is "probable" and the amount of loss can be reasonably estimated, it is accrued. If a loss contingency is "probable," but the amount of loss cannot be reasonably estimated, disclosure is made. If a loss contingency is "reasonably possible," an accrual is made for the most likely amount of loss, if determinable, and disclosure is made of the potential range of loss. Loss contingencies that are "remote" are neither accounted for nor disclosed. Gain contingencies are given no accounting recognition, but are disclosed if material.

Year Ended September 30, 2004 Compared to Year Ended September 30, 2003

         The information set forth below compares Headwaters' operating results for the year ended September 30, 2004 ("2004") with operating results for the year ended September 30, 2003 ("2003").

         Revenue. Total revenue for 2004 increased by $166.4 million or 43% to $554.0 million as compared to $387.6 million for 2003. The major components of revenue are discussed in the sections below.

         Sales of Chemical Reagents. Chemical reagent sales during 2004 were $132.6 million with a corresponding direct cost of $89.8 million. Chemical reagent sales during 2003 were $128.4 million with a corresponding direct cost of $87.4 million. The increase in chemical reagent sales during 2004 was due primarily to significantly increased synthetic fuel production by Headwaters' licensees (resulting in increased sales of $13.9 million), largely offset by decreased synthetic fuel production by customers with which Headwaters does not have a license agreement (resulting in decreased sales of $9.7 million). It is not possible to predict the trend of sales of chemical reagents. The gross margin percentage for 2004 of 32% was approximately the same as for 2003.

         License Fees. During 2004, Headwaters recognized license fee revenue totaling $72.7 million, an increase of $37.0 million or 104% over $35.7 million of license fee revenue recognized during 2003. The primary reason for the increase in license fee revenue in 2004 compared to 2003 was the recognition in March 2004 of $24.9 million of net revenue relating to funds previously deposited in an escrow account by one of Headwaters' licensees relating to alternative fuel sold prior to December 31, 2003, plus approximately $12.2 million of net revenue relating to the March, June and September 2004 quarters. For more information about the revenue related to this licensee, see "License Fee Revenue Recognition" in the "Critical Accounting Policies and Estimates" section above.

         CCP Revenues. CCP revenues for 2004 were $210.2 million with a corresponding direct cost of $150.1 million. CCP revenues for 2003 were $169.9 million with a corresponding direct cost of $123.1 million. The increase in CCP revenues during 2004 was due primarily to increased demand for high value CCP products, the acquisition of VFL in April 2004, and the renegotiation of certain service agreements. The increased demand for high value fly ash products was the result of continued strength in the construction market coupled with a tight market for cement, with cement shortages occurring in some regional markets. These conditions allowed Headwaters to increase prices in certain CCP markets. VFL's revenues for 2004 totaled $16.9 million. The gross margin percentage increased from 2003 to 2004 by approximately 1% due primarily to benefits realized from the renegotiation of the service agreements.

         Sales of Construction Materials. Sales of construction materials during 2004 were $134.0 million with a corresponding direct cost of $94.6 million. Sales of construction materials during 2003 were $49.4 million with a corresponding direct cost of $37.7 million. The increase in sales of construction materials during 2004 was due primarily to the acquisitions of Eldorado in June 2004, SCP in July 2004 and Tapco in September 2004. Revenues for these acquired companies for 2004 totaled $84.1 million. The increase in gross margin percentage from 2003 to 2004 was due primarily to significantly higher margins from the operations of the acquired businesses, partially offset by certain inventory and other balance sheet adjustments, some of which related to original purchase price allocations, related to the legacy construction materials businesses.

         Depreciation and Amortization. These costs increased by $4.1 million to $17.1 million in 2004 from $13.0 million in 2003. The increase was primarily attributable to the 2004 acquisitions and the resulting increases in depreciable property, plant and equipment and amortizable intangible assets. For this same reason, Headwaters expects 2005 depreciation and amortization expense to be substantially higher than it was for 2004.

         Research and Development. Research and development expenses increased by $2.6 million to $7.3 million in 2004 from $4.7 million in 2003. The increase was primarily attributable to increased HTI research and development activities and an extra month of HTI expenses in 2004. Headwaters remains committed to HTI's research and development efforts and future expenses are likely to outpace 2004 levels as a result of continuing efforts to commercialize existing technologies.

         Selling, General and Administrative Expenses. These expenses increased $26.2 million to $66.9 million for 2004 from $40.7 million for 2003. The increase in 2004 was due primarily to the 2004 acquisitions ($13.2 million) and increased incentive pay expenses ($8.4 million), along with certain increases in various other costs incidental to growth, primarily payroll-related costs. The increase in incentive pay expenses was the result of obligations under Headwaters' incentive bonus plans, resulting from improved operating results in 2004, a significant portion of which related to revenue recognized from escrowed funds in March 2004, as previously discussed. As a result of the 2004 acquisitions, 2005 selling, general and administrative expenses are expected to be substantially higher than for 2004, but should be more comparable to 2004 levels when viewed as a percentage of revenues.

         Other Income and Expense. During 2004, Headwaters reported net other expense of $22.7 million compared to net other expense of $17.0 million during 2003. The change of $5.7 million was primarily attributable to an increase in interest expense of $3.8 million in 2004 and a net increase in other expenses of $2.1 million in 2004.

         Interest expense increased from $15.7 million in 2003 to $19.5 million in 2004 due primarily to higher average levels of long-term debt in 2004 compared to 2003, primarily related to the 2004 acquisitions, and accelerated non-cash interest expense related to the substantial increase in debt repayments that were made in 2004 compared to 2003. In 2004, debt repayments totaled approximately $287.2 million, which consisted largely of early repayments. In

2003, debt repayments totaled approximately $40.2 million. As a result of the increase in repayments in 2004, non-cash interest expense, representing amortization of debt discount and debt issue costs, increased from $3.9 million in 2003 to $6.0 million in 2004. Due to the substantially higher amounts of outstanding debt at September 30, 2004 than existed for most of 2004, interest expense in 2005 is expected to be substantially higher than for 2004.

         The net change in other expenses of $2.1 million consisted primarily of a write-off of $0.8 million of deferred acquisition costs related to projects that were abandoned in 2004 and an increase of $1.4 million in losses on disposition of property, plant and equipment in 2004.

         Income Tax Provision. In 2004, Headwaters recorded an income tax provision at an effective tax rate of approximately 38.8%. In 2003, the effective tax rate was approximately the same at 39.0%. As described in more detail in Note 14 to the consolidated financial statements, in September 2004, Headwaters purchased a 9% interest in an entity that owns and operates a coal-based alternative fuel production facility. The solid alternative fuel produced at the facility qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code, and Headwaters is entitled to receive its pro-rata share of such tax credits generated. Headwaters has also agreed to purchase an additional 10% interest in the entity upon the earlier of receipt of a private letter ruling for the facility from the IRS, or June 17, 2005. At the time Headwaters purchases the additional 10% interest, Headwaters' pro-rata share of the tax credits will also increase. As a result of these tax credits, Headwaters expects its effective tax rate to decrease several percentage points in 2005.

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

         Sales of Chemical Reagents. Chemical reagent sales during 2003 were $128.4 million with a corresponding direct cost of $87.4 million. Chemical reagent sales during 2002 were $74.4 million with a corresponding direct cost of $50.1 million. The increase in chemical reagent sales during 2003 was due to increased synthetic fuel production by Headwaters' licensees (approximately $33.6 million), as well as sales of chemical reagents to new customers with which Headwaters does not have a license agreement (approximately $20.4 million).

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

Liquidity and Capital Resources

         Summary of Cash Flow Activities. Net cash provided by operating activities during 2004 was $91.9 million compared to $56.4 million of net cash provided by operations during 2003. The change was primarily attributable to an increase in net income in 2004 compared to 2003.

         In 2004, Headwaters issued 5.0 million shares of common stock under an effective shelf registration statement for net cash proceeds of $90.3 million. Headwaters used $50.0 million of the cash generated from the issuance of common stock to repay debt, and the remaining proceeds were temporarily invested in short-term trading investments and ultimately used for acquisitions. During 2004, a total of $287.2 million of debt was repaid, approximately $112.8 million of which was repaid when Headwaters "refinanced" its senior debt in March 2004 and again in September 2004. New debt issuances in 2004 totaled $1,068.1 million (net of debt issuance costs of approximately $24.4 million), and included $904.0 million of senior debt issued from March through September 2004 and $172.5 million of convertible senior subordinated notes issued in June 2004. Most of the new debt issuances were in connection with the Eldorado acquisition in June 2004 and the Tapco acquisition in September 2004. During 2004, investing activities consisted primarily of net payments for acquisitions totaling $952.3 million. More details about Headwaters' investing and financing activities are provided in the following paragraphs.

         Investing Activities. As described in more detail in Note 3 to the consolidated financial statements, Headwaters acquired four companies in 2004. The total purchase price for these acquisitions was approximately $987.8 million, net of cash acquired of $11.8 million. The acquisitions were funded by net cash payments totaling approximately $952.3 million, along with the assumption of approximately $16.5 million of debt and the issuance of $19.0 million of notes payable to the previous owners of one company. Most of the required cash was obtained from the issuance of $904.0 million of new senior debt in March 2004 through September 2004 and $172.5 million of convertible senior subordinated notes in June 2004.

         Headwaters intends to continue to expand its business through growth of existing operations, commercialization of technologies currently being developed, and strategic acquisitions of entities that operate in adjacent industries. It is possible that some portion of cash and cash equivalents and short-term trading investments and/or proceeds from the issuance of stock or debt will be used to fund acquisitions of complementary businesses in the chemical, energy, building products and related industries. Acquisitions are an important part of Headwaters' business strategy and to that end, Headwaters routinely reviews complementary acquisitions, including those in the areas of CCP marketing, construction materials, and coal and catalyst technologies. The new senior secured credit agreement limits acquisitions to $50.0 million each fiscal year, of which cash consideration may not exceed $30.0 million, unless Headwaters' "total leverage ratio," as defined, is less than or equal to 3.50:1.0, after giving effect to an acquisition, in which case the foregoing $30.0 million cash limitation does not apply. In 2004, Headwaters expensed approximately $0.8 million of deferred acquisition costs related to acquisition projects that were abandoned.

         In 2004, payments for the purchase of property, plant and equipment totaled $14.0 million. These capital expenditures primarily related to the CCPs and construction materials segments. Due to the 2004 acquisitions, total capital expenditures for fiscal year 2005 will be much higher than for fiscal year 2004, and are currently expected to approximate the limitation on such expenditures included in the senior debt covenants of $50.0 million. As of September 30, 2004, Headwaters was committed to spend approximately $11.0 million to complete capital projects that were in various stages of completion.

         As described in more detail in Note 14 to the consolidated financial statements, in September 2004, Headwaters purchased a 9% interest in an entity that owns and operates a coal-based alternative fuel production facility. Headwaters' minority interest was acquired in exchange for an initial cash payment of $0.3 million and an obligation to pay $7.5 million in monthly installments from October 2004 through December 2007. Headwaters has also agreed to purchase an additional 10% interest in the entity upon the earlier of receipt of a private letter ruling for the facility from the IRS, or June 17, 2005. At such time, Headwaters will be required to make an additional cash payment of $0.3 million and pay an additional $7.5 million, plus interest, through December 2007. The total amounts that Headwaters will be required to pay are directly impacted by the amounts of solid alternative fuel produced at the facility, including the fixed payment obligations of $7.5 million (increasing to $15.0 million).

         In September 2004, Headwaters entered into an agreement with an international chemical company, based in Germany, to jointly develop and commercialize a process for the direct synthesis of hydrogen peroxide. Under terms of the joint venture agreement, Headwaters paid $1.2 million for its investment in the joint venture and is further obligated to pay an additional $1.0 million in 2005 and $1.0 million in 2006. Headwaters has also committed to fund 50% of the joint venture's research and development expenditures, currently limited to (euro)3.0 million (approximately $3.7 million at September 30, 2004), through September 2007. Although there is no legal obligation to do so, the joint venture partners currently have long-range plans to eventually invest in large-scale hydrogen peroxide plants using the process for direct synthesis of hydrogen peroxide.

         Headwaters had two notes receivable with a combined carrying value of approximately $2.5 million at September 30, 2003. In 2004, Headwaters wrote-off the balance of these notes plus accrued interest because of declines in the value of the underlying collateral that management deemed to be other than temporary. There are no significant note receivable balances as of September 30, 2004.
         Financing Activities. Headwaters has an effective universal shelf registration statement on file with the SEC that can be used for the sale of common stock, preferred stock, convertible debt and other securities. In December 2003, Headwaters filed a prospectus supplement to the shelf registration statement and issued 4.8 million shares of common stock under this shelf registration statement in an underwritten public offering. In January 2004, an additional 0.2 million shares of common stock were issued upon exercise of the underwriters' over-allotment option. In total, proceeds of $90.3 million were received, net of offering costs of $6.4 million. Following these issuances of common stock, approximately $53.0 million remains available for future offerings of securities under the shelf registration statement. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering would commence under the registration statement.

         Due to the recent issuance of senior debt and the covenants associated with that debt, as described below, Headwaters currently has limited ability to obtain significant additional amounts of long-term debt.

         New 2004 Senior Secured Credit Agreements - In September 2004 and as amended in October 2004, Headwaters entered into two credit agreements with a syndication of lenders under which a total of $790.0 million was borrowed under term loan arrangements and which provide for $60.0 million to be borrowed under a revolving credit arrangement. The proceeds were used to acquire Tapco and repay in full the remaining balance due under Headwaters' former 2004 senior secured credit agreement obtained in March 2004 (see below). The $790.0 million of term loan borrowings consisted of a first lien term loan in the amount of $640.0 million and a second lien term loan in the amount of $150.0 million. Both term loans are secured by all assets of Headwaters and are senior in priority to all other debt.

         The first lien term loan bears interest, at Headwaters' option, at either i) the London Interbank Offered Rate ("LIBOR") plus 3.0%, if the "total leverage ratio," as defined, is less than or equal to 3.75:1.0, and if not, at LIBOR plus 3.25%, or ii) the "base rate" plus 2.0%, if the total leverage ratio is less than or equal to 3.75:1.0, and if not, at the base rate plus 2.25%. Base rate is defined as the higher of the rate announced by Morgan Stanley Senior Funding and the overnight rate charged by the Federal Reserve Bank of New York plus 0.5%. The initial interest rate on the first lien debt was set at 6.5%, but was subsequently reduced to approximately 5.4% in October 2004 pursuant to the terms of the agreement. The second lien term loan bears interest, also at Headwaters' option, at either LIBOR plus 5.5%, or the "base rate" plus 4.5%. The initial interest rate on the second lien debt was set at 9.75%, but was subsequently reduced to approximately 8.15% in October 2004 pursuant to the terms of the agreement. Headwaters can lock in new rates for both the first lien and second lien loans for one, two, three or six months. The next rate change will occur in January 2005.

         The first lien term loan is repayable in quarterly installments of principal and interest, with minimum required quarterly principal repayments of $12.0 million commencing in November 2004 through August 2007, then $4.0 million through August 2010, with three repayments of approximately $149.3 million through April 2011, the termination date of the first lien loan agreement. The second lien term loan is due September 2012, with no required principal repayments prior to that time. Interest is generally due on a quarterly basis. There are mandatory prepayments of the first lien term loan in the event of certain asset sales and debt and equity issuances and from "excess cash flow," as defined. Optional prepayments of the first lien term loan are permitted without penalty or premium. Optional prepayments of the second lien term loan are permissible only to the extent Headwaters issues new equity securities and then are further limited to a maximum of $50.0 million, so long as the first lien term loan remains outstanding. Any optional prepayments of the second lien term loan bear a penalty of 3% of prepayments made in the first year, 2% of prepayments made in the second year, and 1% of prepayments made in the third year. Once repaid in full or in part, no further reborrowings under either of the term loan arrangements can be made. In October 2004, Headwaters repaid a total of $24.0 million of the first lien term loan, which amount otherwise would have been due in November 2004 and February 2005.

         As required by the new senior secured credit facility, Headwaters entered into certain other agreements to limit its exposure to interest rate increases. The first set of agreements established the maximum LIBOR rate for $300.0 million of the senior secured debt at 5.0% through September 8, 2005. The second set of agreements sets the LIBOR rate at 3.71% for $300.0 million of this debt for the period commencing September 8, 2005 through September 8, 2007. Headwaters accounts for these agreements as cash flow hedges, and accordingly, the fair market value of the hedges is reflected in the consolidated balance sheet as either other assets or other liabilities. The hedges had a fair market value of $0 at September 30, 2004.

         Former 2004 Senior Secured Credit Agreement - In March 2004, Headwaters entered into a credit agreement with a group of banks under which a total of $50.0 million was borrowed under a term loan arrangement and which, as amended in June 2004, provided for an additional $75.0 million to be borrowed under a revolving credit arrangement. The initial $50.0 million of proceeds were used to repay in full the remaining balance due under Headwaters' former 2002 senior secured credit agreement (see below). Debt issuance costs of approximately $1.3 million were incurred in issuing this debt, all of which was expensed in 2004.

         The term loan was secured by all assets of Headwaters, bore interest at a variable rate linked to the Eurodollar rate or the lenders' base rate, both as defined in the agreement, and was repayable in quarterly installments of $1.25 million through September 2007, with a final payment of $32.5 million due November 2007. In connection with the purchase of Eldorado in June 2004, a total of $44.0 million was borrowed under the revolving credit arrangement, all of which was repaid in June 2004. In connection with the purchase of SCP in July 2004, a total of $20.0 million was borrowed under the revolving credit arrangement, all of which was repaid in September 2004. Also in September 2004, the remaining balance outstanding under the term loan was repaid in full using proceeds from the new 2004 senior secured credit facility described above.

         Convertible Senior Subordinated Notes - In connection with the Eldorado acquisition, Headwaters issued $172.5 million of 2 ?% convertible senior subordinated notes due 2016. These notes are subordinate to the new 2004 senior secured debt described above. Holders of the notes may convert the notes into shares of Headwaters' common stock at a conversion rate of 33.3333 shares per $1,000 principal amount ($30 conversion price), or approximately 5.75 million aggregate shares of common stock, contingent upon certain events. The conversion rate adjusts for events related to Headwaters' common stock, including common stock issued as a dividend, rights or warrants to purchase common stock issued to all holders of Headwaters' common stock, and other similar rights or events that apply to all holders of common stock.

         The notes are convertible if any of the following five criteria are met: 1) satisfaction of a market price condition which becomes operative if the common stock trading price reaches $39 per share for a certain period of time prior to June 1, 2011 and at any time after that date; 2) a credit rating, if any, assigned to the notes is three or more rating subcategories below the initial rating, if any; 3) the notes trade at 98% of the product of the common stock trading price and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the notes, except this provision is not available if the closing common stock price is between 100% and 130% of the current conversion price of the notes; 4) Headwaters calls the notes for redemption; and 5) certain corporate transactions occur, including distribution of rights or warrants to all common stockholders entitling them to purchase common stock at less than the current market price or distribution of common stock, cash or other assets, debt securities or certain rights to purchase securities where the distribution has a per share value exceeding 5% of the closing common stock price on the day immediately preceding the declaration date for such distribution. In addition, the notes are convertible if Headwaters enters into an agreement pursuant to which Headwaters' common stock would be converted into cash, securities or other property.

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

         Headwaters has not included the additional shares of common stock contingently issuable under the notes in its 2004 diluted EPS as none of the contingencies have been met. However, as explained in more detail in Note 13 to the consolidated financial statements and in the "Risks Relating to Headwaters' Business" section of this Item 7, implementation of EITF 04-08 in December 2004 will require Headwaters to include in its diluted EPS calculation, on an if-converted basis, the additional shares issuable under the notes.

         Former 2002 Senior Secured Credit Agreement - In connection with the ISG acquisition in 2002, Headwaters entered into a $175.0 million senior secured credit agreement with a syndication of lenders, under which a total of $155.0 million was borrowed as a term loan on the acquisition date. The credit agreement also allowed up to $20.0 million to be borrowed under a revolving credit arrangement. The debt was issued at a 3% discount and Headwaters received net cash proceeds of $150.4 million. The original issue discount was accreted using the effective interest method and the accretion was recorded as interest expense. The debt was secured by all assets of Headwaters, bore interest at a variable rate linked to the Eurodollar rate or the lenders' base rate, both as defined in the agreement (approximately 5.4% at September 30, 2003) and was repayable in quarterly installments through August 30, 2007.

         During the December 2003 quarter, principal repayments totaling $39.7 million were made, including $33.5 million of optional prepayments. During the March 2004 quarter, the remaining balance was repaid in full using available cash and $50.0 million of proceeds from the former 2004 senior secured credit facility described above. In connection with the full repayment of this debt, non cash interest expense totaling approximately $5.0 million was recognized in the March 2004 quarter, representing amortization of all of the remaining debt discount and debt issue costs related to this debt.

         Senior Subordinated Debentures - In connection with the ISG acquisition, Headwaters also entered into a $20.0 million subordinated loan agreement, under which senior subordinated debentures were issued at a 2% discount, with Headwaters receiving net cash proceeds of $19.6 million. The original issue discount was accreted using the effective interest method and the accretion was recorded as interest expense. ISG management participated in one-half, or $10.0 million, of the $20.0 million of debt issued. The other half was issued to a corporation. The debentures bore interest at 18% and were due in 2007; however, in December 2003, the debentures were repaid in full, including a 4%, or $0.4 million, prepayment charge paid to the corporation holding $10.0 million of the debentures. This charge, along with all remaining unamortized debt discount and debt issue costs, is included in interest expense in the consolidated statement of income.

         Notes Payable to a Bank - In connection with the acquisition of SCP, Headwaters assumed SCP's obligations under its notes payable to a bank. The notes require monthly interest and quarterly principal payments and are repayable from April 2007 through April 2015. Two of the notes bear interest at LIBOR plus 0.5%, subject to an interest rate floor of 4.5% (4.5% at September 30, 2004), and the remaining note (in the amount of $1.1 million) bears interest at 0.5% below the bank's base rate (4.25% at September 30, 2004). Because the notes are callable by the bank, Headwaters has included the outstanding balance in current portion of long-term debt in the consolidated balance sheet. The notes are collateralized by certain assets of SCP and contain financial covenants, the most restrictive of which specifies a minimum fixed charge coverage ratio. Headwaters was in compliance with all debt covenants at September 30, 2004.

         Notes Payable to Former VFL Stockholders - In connection with the VFL acquisition, Headwaters issued $19.0 million of notes payable to the VFL stockholders, $13.0 million of which was repaid in June 2004 and $6.0 million of which was repaid in July 2004. The interest rate on $16.0 million of the notes was 9% and the interest rate on the remaining $3.0 million of notes was variable.

         Short-term Borrowings with an Investment Bank - Headwaters had an arrangement with an investment bank under which Headwaters could borrow up to 90% of the value of the portfolio of Headwaters' short-term investments with the investment bank, limited to a maximum amount of $20.0 million. Headwaters borrowed $10.0 million under this arrangement during June 2004, all of which was repaid in June 2004. In July 2004, Headwaters borrowed $6.0 million under this arrangement, all of which was repaid in July 2004. This arrangement is no longer active.

         Options, Warrants, and Employee Stock Purchases - In 2004, cash proceeds from the exercise of options, warrants and employee stock purchases totaled $9.1 million, compared to $2.9 million in 2003. Option exercise activity is largely dependent on Headwaters' stock price and is not predictable. To the extent non-qualified stock options are exercised, or there are disqualifying dispositions of shares obtained upon the exercise of incentive stock options, Headwaters receives an income tax deduction generally equal to the income recognized by the optionee. Such amounts, reflected in cash flows from operations in the consolidated statements of cash flows, were $2.1 million in 2003 and $4.1 million in 2004. These income tax deductions do not affect income tax expense or the effective income tax rate; rather they are reflected as increases in capital in excess of par value in the consolidated balance sheet.

         Working Capital. In 2004, Headwaters' working capital increased by $30.2 million, to $44.4 million as of September 30, 2004. Several of the significant changes in the components of working capital were the result of the 2004 acquisitions, most notably the Eldorado and Tapco acquisitions. Headwaters expects operations to produce positive cash flows in future periods, which, when combined with current working capital, is expected to be sufficient for operating needs for 2005.

         Long-term Debt. Due to the recent issuance of senior debt and the covenants associated with that debt, as described below, Headwaters currently has limited ability to obtain significant additional amounts of long-term debt. However, as provided for in the new 2004 senior debt agreements, Headwaters has available $60.0 million under a revolving credit arrangement. Borrowings under this arrangement are generally subject to the terms of the first lien loan agreement and bear interest at either LIBOR plus 1.75% to 2.5%, or the base rate plus 0.75% to 1.5%. Borrowings and reborrowings of any available portion of the $60.0 million revolver can be made at any time through September 2009, at which time all loans must be repaid and the revolving credit arrangement terminates. The fees for the unused portion of the revolving credit arrangement range from 0.5% to 0.75%. Finally, the credit agreement allows for the issuance of letters of credit, provided there is capacity under the revolving credit arrangement. As of September 30, 2004, three letters of credit totaling $2.1 million were outstanding, with expiration dates ranging from October 2004 to June 2005.

         Headwaters may, in the future, make optional prepayments of the senior debt depending on actual cash flows, Headwaters' current and expected cash requirements and other factors deemed significant by management.

         The senior debt agreements contain restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset sales and liens, capital expenditures in excess of $50.0 million in any fiscal year (increasing to $60.0 million in 2011) and the payment of dividends, among others. In addition, Headwaters must maintain certain leverage and fixed charge coverage ratios, as those terms are defined in the agreements. Under the most restrictive covenants, contained in the first lien agreement, Headwaters must maintain 1) a total leverage ratio of 5.0:1.0 or less, declining periodically to 3.5:1.0 in 2010; 2) a maximum ratio of consolidated senior funded indebtedness minus subordinated indebtedness to EBITDA of 4.0:1.0, declining periodically to 2.5:1.0 in 2010; and 3) a minimum ratio of EBITDA plus rent payments for the four preceding fiscal quarters to scheduled payments of principal and interest on all indebtedness for the next four fiscal quarters of 1.10:1.0 through September 30, 2006, and 1.25:1.0 thereafter. Headwaters is in compliance with all debt covenants as of September 30, 2004.

         As described above, Headwaters has approximately $799.8 million of variable-rate long-term debt outstanding as of September 30, 2004, consisting of $790.0 million of senior debt and $9.8 million of notes payable to a bank. A change in the interest rate of 1% would change Headwaters' interest expense by approximately $7.7 million during the year ending September 30, 2005, considering all outstanding balances of variable-rate debt and required principal repayments.

         Income Taxes. As discussed previously, cash payments for income taxes are reduced for disqualifying dispositions of shares obtained upon the exercise of stock options, which totaled $4.1 million in 2004. Headwaters' cash requirements for income taxes in 2005 are expected to approximate the income tax provision, with some lag due to the seasonality of operations and because estimated income tax payments are typically based on annualizing the fiscal year's income based on year-to-date results.

         In 2004, Headwaters recorded an income tax provision at an effective tax rate of approximately 38.8%. As described in more detail in Note 14 to the consolidated financial statements, in September 2004, Headwaters purchased a 9% interest in an entity that owns and operates a coal-based alternative fuel production facility. The synthetic fuel produced at the facility qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code, and Headwaters is entitled to receive its pro-rata share of such tax credits generated. Headwaters has also agreed to purchase an additional 10% interest in the entity upon the earlier of receipt of a private letter ruling for the facility from the IRS, or June 17, 2005. At the time Headwaters purchases the additional 10% interest, Headwaters' pro-rata share of the tax credits will also increase. As a result of these tax credits, Headwaters expects its effective tax rate to decrease several percentage points in 2005.

         Summary of Future Cash Requirements. Significant future cash needs, in addition to operational working capital requirements, are currently expected to consist primarily of debt service payments on outstanding long-term debt, income taxes and capital expenditures.

Off-Balance Sheet Arrangements

         Although Headwaters has operating leases for certain equipment and real estate, and hedge agreements to limit its exposure to interest rate increases, Headwaters does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Contractual Obligations and Contingent Liabilities and Commitments

         The following table presents a summary of Headwaters' contractual obligations by period as of September 30, 2004.

                                                              Payments due by Period
                                            -----------------------------------------------------------
                                                                                                After 5
(in millions)                                   Total       1 Year    2 -3 Years  4 -5 Years     Years
-------------------------------------------------------------------------------------------------------
Senior secured debt                           $  790.0       $48.0      $ 96.0       $32.0      $614.0
Convertible senior subordinated notes            172.5          --          --          --       172.5
Other long-term debt                              10.0         9.9         0.1          --          --
                                            -----------------------------------------------------------
     Total long-term debt                        972.5        57.9        96.1        32.0       786.5
Unconditional purchase obligations                65.4        14.0        22.1        14.6        14.7
Operating lease obligations                       47.8        14.8        20.5         8.4         4.1
Investment and joint venture obligations          21.0         5.6        14.0         1.4          --
Capital expenditures                              11.0        11.0          --          --          --
Other long-term obligations                        5.4         3.1         2.3          --          --
                                            -----------------------------------------------------------
     Total contractual cash obligations       $1,123.1      $106.4      $155.0       $56.4      $805.3
                                            ===========================================================

         As provided for in the senior debt agreements, Headwaters has available $60.0 million under a revolving credit arrangement. Borrowings and reborrowings of any available portion of the $60.0 million revolver can be made at any time through September 2009, at which time all loans must be repaid and the revolving credit arrangement terminates. The credit agreement allows for the issuance of letters of credit, provided there is capacity under the revolving credit arrangement. As of September 30, 2004, three letters of credit totaling $2.1 million were outstanding, with expiration dates ranging from October 2004 to June 2005. There have been no other letters of credit issued and no funds have been borrowed under the revolving credit arrangement.

         As indicated previously, Headwaters and its subsidiaries are involved in several legal proceedings and contractual matters that have arisen in the normal course of business, all as explained in more detail in "Critical Accounting Policies and Estimates - Legal Matters," above, "ITEM 3. LEGAL PROCEEDINGS" and Note 14 to the consolidated financial statements.

Section 29 Matters

         Headwaters Energy Services' license fees and revenues from sales of chemical reagents depend on the ability of licensees and customers to manufacture and sell qualified synthetic fuels that generate tax credits under
Section 29 of the Internal Revenue Code. From time to time, issues arise as to the availability of tax credits, including the items discussed below. Because of the inherent risks associated with Headwaters' reliance on Section 29, Headwaters has sought to diversify its sources of revenue, largely through acquisitions, as described previously.

         Legislation. Under current law, Section 29 tax credits for synthetic fuel produced from coal expire on December 31, 2007. In addition, there have been initiatives from time to time to consider the early repeal or modification of Section 29. For example, during 2004, a bill was introduced in the United States House of Representatives that would repeal the Section 29 credit for synthetic fuel produced from coal. Although it is unlikely that the bill will pass Congress in 2004, the bill could be reintroduced in 2005. If Section 29 expires at the end of 2007 or if it is repealed or adversely modified, synthetic fuel facilities would probably either close or substantially curtail production. At this time, given current prices of coal and costs of synthetic fuel production, Headwaters does not believe that production of synthetic fuel will be profitable absent the tax credits. In addition, if Headwaters' licensees close their facilities or materially reduce production activities (whether after 2007, upon earlier repeal or adverse modification of Section 29 or for any other reason), it would have a material adverse effect on the revenues and net income of Headwaters.

         Phase-Out. Section 29 tax credits are subject to phase-out after the average annual wellhead domestic oil price ("reference price") reaches a beginning phase-out threshold price, and is eliminated entirely if the reference price reaches the full phase-out price. For 2003, the reference price was $27.56 per barrel and the phase-out range began at $50.14 and would have fully phased out tax credits at $62.94 per barrel. For 2004, an estimated partial year reference price through September is $40.48 per barrel, and an estimate of the phase-out range (using 2% inflation) begins at $51.14 and completes phase-out at $64.20 per barrel. The NYMEX one-day futures trading price on December 1, 2004 was $45.49 per barrel.

         IRS Audits. Licensees are subject to audit by the IRS. The IRS may challenge whether Headwaters Energy Services' licensees satisfy the requirements of Section 29, or applicable Private Letter Rulings, including placed-in-service requirements, or may attempt to disallow Section 29 tax credits for some other reason. The IRS has initiated audits of certain licensee-taxpayers who claimed
Section 29 tax credits, and the outcome of any such audit is uncertain. In 2004, a licensee announced that IRS field auditors had issued a notice of proposed adjustment challenging the placed-in-service date of three of its synthetic fuel facilities. The licensee believes that the facilities meet the placed-in-service requirement, however, the matter is at an early stage and the timing and final results of the audit are unknown. The inability of a licensee to claim Section 29 tax credits would reduce Headwaters' future income from the licensee.

         Senate Permanent Subcommittee on Investigations. On October 29, 2003, the Permanent Subcommittee on Investigations of the Government Affairs Committee of the United States Senate issued a notification of pending investigations. The notification listed the synthetic fuel tax credit as a new item. In March 2004, the Subcommittee described its investigation as follows: "The Subcommittee is continuing its investigation [of] tax credits claimed under Section 29 of the Internal Revenue Code for the sale of coal-based synthetic fuels. This investigation is examining the utilization of these tax credits, the nature of the technologies and fuels created, the use of these fuels, and other aspects of
Section 29. The investigation will also address the IRS' administration of
Section 29 tax credits." The Subcommittee conducted numerous interviews and received large volumes of data between December 2003 and March 2004. Since that time, to Headwaters' knowledge, there has been little activity regarding the investigation. Headwaters cannot make any assurances as to the timing or ultimate outcome of the Subcommittee investigation, nor can Headwaters predict whether Congress or others may conduct investigations of Section 29 tax credits in the future. The Subcommittee investigation may have a material adverse effect on the willingness of buyers to engage in transactions to purchase synthetic fuel facilities or on the willingness of current owners to operate their facilities, and may materially adversely affect Headwaters' revenues and net income.

Recent Accounting Pronouncements

         In September 2004, the Emerging Issues Task Force ("EITF") reached a consensus requiring the inclusion of contingently convertible instruments in diluted EPS calculations. This consensus (EITF Issue 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share") will be effective for periods ending after December 15, 2004 and will require Headwaters to include in its diluted EPS calculation, on an if-converted basis, the additional shares issuable under the terms of Headwaters' outstanding convertible senior subordinated notes described in Note 9. The EITF consensus, when implemented, must be applied to all applicable prior periods, which for Headwaters will be the quarters ended June 30, 2004 and September 30, 2004. See Note 13 to the consolidated financial statements for more information on the expected effect on Headwaters' EPS of implementing the EITF consensus.

         Headwaters has reviewed all other recently issued accounting standards, which have not yet been adopted in order to determine their potential effect, if any, on the results of operations or financial position of Headwaters. Based on that review, Headwaters does not currently believe that any of these recent accounting pronouncements will have a significant effect on its current or future financial position, results of operations, cash flows or disclosures.

Impact of Inflation

         Headwaters' operations were not materially impacted by inflation in 2004.

Risks Relating to Headwaters' Business

If the continued existence of tax credits under Section 29 of the Internal Revenue Code ("Section 29") is repealed or adversely modified, Headwaters Energy Services' profitability will be severely affected.

         Headwaters Energy Services' license fees and revenues from sales of chemical reagents depend on the ability of its licensees and customers to manufacture and sell qualified synthetic fuels that generate tax credits. Under current law, Section 29 tax credits are not available for synthetic fuel sold after December 31, 2007. In addition, there have been initiatives from time to time to consider the early repeal or modification of Section 29. For example, in 2004 a bill was introduced in the United States House of Representatives that would repeal the Section 29 credit for synthetic fuel produced from coal. While passage of the bill appears to be unlikely, the bill could be reintroduced in Congress in the future. If Section 29 expires at the end of 2007 or if it is repealed or adversely modified, synthetic fuel facilities would probably either close or substantially curtail production. At this time, given current prices of coal and costs of synthetic fuel production, Headwaters does not believe that production of synthetic fuel will be profitable absent the tax credits. In addition, if Headwaters' licensees close their facilities or materially reduce production activities (whether after 2007, upon earlier repeal or adverse modification of Section 29 or for any other reason), it would have a material adverse effect on the revenues and net income of Headwaters. Furthermore,
Section 29 tax credits are subject to begin phase-out after the unregulated average annual oil price reaches $50.14 per barrel, adjusted annually for inflation (the one day futures trading price on December 1, 2004 was $45.49 per barrel).

If Headwaters' licensees' demand for Section 29 tax credits decreases, Headwaters Energy Services' revenues will decrease.

         Headwaters Energy Services' business depends upon the ability of its licensees and chemical reagent customers to utilize Section 29 tax credits as payments under its contracts are ultimately based on its customers' production of synthetic fuels. Their ability to utilize tax credits depends upon their taxable income. A decline in the profitability of its licensees could reduce their ability to utilize tax credits, and, in turn, could lead to a reduction in the production of synthetic fuel at their facilities. Such licensees could sell their facilities to a taxpayer with more capacity to utilize the tax credits, but any such transfer could result in short-term or long-term disruption of operations, and therefore adversely affect Headwaters' revenues and net income.

IRS reviews under Section 29 may adversely affect Headwaters' licensees' production of synthetic fuel and therefore may adversely affect Headwaters Energy Services' profitability.

         The issuance of private letter rulings ("PLRs") under Section 29 by the Internal Revenue Service ("IRS") is important to the willingness of the owners of synthetic fuel facilities to operate and to their ability to transfer ownership of those facilities. However, PLRs may be modified or revoked by the IRS.

         The IRS has suspended the issuance of PLRs to synthetic fuel facility owners several times in the past, including most recently in 2003, and the IRS may suspend the issuance of PLRs in the future. In 2003, following an IRS announcement that it would suspend issuance of PLRs because it questioned the scientific validity of procedures and tests performed by synthetic fuel facility operators to determine that the fuel satisfied the requirements of Section 29, certain of Headwaters' licensees reduced or ceased production, which resulted in a material impact on Headwaters' revenue and net income. While the IRS later indicated it would resume the issuance of PLRs, it has continued to express concerns regarding the sampling and data/record retention practices prevalent in the synthetic fuels industry. The expression of IRS concern regarding current practices in the industry may adversely affect the willingness of buyers to engage in transactions or on the willingness of current owners to operate their facilities. If current owners are unable to sell their facilities or are unwilling to operate them, production will not be maximized, thereby materially decreasing its revenues and net income. Headwaters cannot predict whether the IRS may conduct reviews or investigations of Section 29 tax credits in the future, or whether the outcome of IRS audits involving licensees would be favorable.

Senate investigation of Section 29 tax credits may adversely affect production by Headwaters' licensees and decrease the profitability of Headwaters Energy Services.

         On October 30, 2003, the Permanent Subcommittee on Investigations of the Government Affairs Committee of the United States Senate (the "Subcommittee") issued a notification of pending investigations. The notification listed, among others, the synthetic fuel tax credit as a new item to be reviewed. If the pending investigation or any future Congressional action results in findings or announcements negative to the industry, it may adversely affect the willingness of buyers to engage in transactions to purchase synthetic fuel facilities or the willingness of current owners to operate their facilities, which would have a direct, negative impact on Headwaters' revenues and net income.

                  In March 2004, the Subcommittee described its investigation as follows:

                  The Subcommittee is continuing its investigation [of] tax credits claimed under Section 29 of the Internal Revenue Code for the sale of coal-based synthetic fuels. This investigation is examining the utilization of these tax credits, the nature of the technologies and fuels created, the use of these fuels, and others [sic] aspects of Section 29. The investigation will also address the IRS' administration of Section 29 tax credits.

         The Subcommittee conducted numerous interviews and received large volumes of data between December 2003 and March 2004. Since that time, to Headwaters' knowledge, there has been little activity regarding the investigation.

If the IRS challenges or disallows Section 29 tax credits claimed by its licensees, Headwaters Energy Services' profitability may decrease because future production by these licensees may decrease.

         Licensees are subject to audit by the IRS. The IRS may challenge whether Headwaters Energy Services' licensees satisfy the requirements of
Section 29, or applicable PLRs, including placed-in-service requirements, or may attempt to disallow Section 29 tax credits for some other reason. The IRS has initiated audits of certain licensee-taxpayers who claimed Section 29 tax credits, and the outcome of any such audit is uncertain. In 2004, a licensee announced that IRS field auditors have issued a notice of proposed adjustment challenging the placed-in-service date of three of its synthetic fuel facilities. The licensee believes that the facilities meet the placed-in-service requirement; however, the timing and final results of the audit are unknown. In the event that tax credits are disallowed, licensees may seek recovery from Headwaters Energy Services for operational or other reasons, although Headwaters believes there would be no basis for such claims. The inability of a licensee to claim Section 29 tax credits also would reduce Headwaters Energy Services' future revenue from the licensee. In addition, IRS audit activity may have adversely affected the willingness of buyers to engage in transactions to purchase synthetic fuel facilities or on the willingness of current owners to operate their facilities. If current owners are unable to sell their facilities or are unwilling to operate them at full capacity, production will not be maximized, which could have a significant effect on Headwaters Energy Services' revenues and net income.

If Headwaters Energy Services' licensees' demand for Section 29 tax credits is adversely influenced by negative publicity involving the industry or transactions principally motivated by the reduction of taxes, Headwaters Energy Services' profitability will decrease.

         There has been public scrutiny, by the media and by policymakers, of
Section 29. Outside the Section 29 context, there has been increased public scrutiny of transactions motivated principally by the reduction of federal income taxes. Headwaters Energy Services' licensees could determine that the risk of negative publicity or public scrutiny associated with the Section 29 tax credits exceeds the financial benefits from the utilization of the credits. Such licensees may seek to mitigate or eliminate such risk by reducing or ceasing production of synthetic fuel or disposing of their facilities, resulting in short-term or long-term disruption of operations, in which case Headwaters Energy Services' revenues and profitability would decrease.

Headwaters Energy Services' revenues result from a small number of licensees and customers, so that any short-term or long-term decisions by one or a small number of licensees and customers to decrease or halt production would cause its profitability to decrease.

         Headwaters Energy Services has licensed its coal-based solid alternative fuel technology to approximately 20 licensees, from whom license fees accounted for approximately 9% of Headwaters' aggregate revenues on an actual basis for fiscal 2004. In addition, HES sells reagent to approximately 30 licensees and additional customers from which reagent sales accounted for approximately 24% of its aggregate revenues in 2004. Under current law, facilities must have been placed into service prior to July 1, 1998 to be eligible for Section 29 tax credits, so Headwaters Energy Services' business primarily depends on existing licensees and chemical reagent customers. If any of Headwaters Energy Services' significant licensees or chemical reagent customers shuts down its facilities, operates its facilities at low production levels or sells its facilities resulting in short-term or long-term disruption of operations, Headwaters' revenues and net income could be materially adversely affected. Headwaters Energy Services' licensees must address all operational issues including, but not limited to, feedstock availability, cost, moisture content, British thermal unit content, correct chemical reagent formulation and application, operability of equipment, product durability and overall costs of operations. In some cases, licensees may be forced to relocate plants and enter into new strategic contracts to address marketing and operational issues. Licensee plant relocations disrupt production and delay generation of license fees paid to Headwaters.

         The growth of Headwaters Energy Services' revenues has depended in part on increased production over time of coal-based solid synthetic fuel by its licensees. While to date efficiencies in production and improvements in equipment and processes used at facilities have allowed increased production, capacity is ultimately finite for the specific facilities and could ultimately limit future growth.

If Headwaters Energy Services is not able to develop and improve alternative fuel technologies in order to satisfy its customers' requirements, Headwaters may lose customers and associated licensing and chemical reagent revenues.

         For Headwaters Energy Services to remain competitive, HES must be able to develop or refine its technologies to keep up with future alternative fuel requirements. As licensees develop and modify their operations and choices of coal feedstocks, HES will need to modify existing methods or find new methods, know-how, additives and other techniques to meet licensee and customer demands, such as demands for improved efficiencies, lower costs and improvements in alternative fuel products, including chemical change and improved combustion characteristics. If Headwaters is unable to develop or refine HES' technologies, its customers may seek other suppliers or decrease production, thus adversely affecting licensing and chemical reagent revenues.

Headwaters Resources primarily sells fly ash for use in concrete; if use and market acceptance of fly ash does not increase, Headwaters Resources will not grow.

         Headwaters Resources' growth has been and continues to be dependent upon the increased use of fly ash in the production of concrete. Headwaters Resources' marketing initiatives emphasize the environmental, cost and performance advantages of replacing portland cement with fly ash in the production of concrete. If Headwaters Resources' marketing initiatives are not successful, Headwaters Resources may not be able to sustain its growth.

If portland cement or competing replacement products are available at lower prices than fly ash, Headwaters' sales of fly ash as a replacement for portland cement in concrete products could suffer, causing a decline in Headwaters Resources' revenues and net income.

         An estimated 60% of Headwaters Resources' revenues for the fiscal year ended September 30, 2004, which represents 23% of Headwaters aggregate revenues for the year, were derived from the use of fly ash as a replacement for portland cement in concrete products. At times, there may be an overcapacity of cement in the world market, causing potential price decreases. The markets for Headwaters Resources' products are regional, in part because of the costs of transporting CCPs, and because Headwaters Resources' business is affected by the availability and cost of competing products in the specific regions where it conducts business. If competing products become available at attractive prices and performance, Headwaters Resources' revenues and net income could decrease.

Because demand for CCPs sold by Headwaters Resources is affected by fluctuations in weather and construction cycles, Headwaters Resources' revenues and net income could decrease significantly as a result of unexpected or severe weather or slowdowns in the construction industry.

         Headwaters Resources manages and markets CCPs and uses CCPs to produce construction materials. Utilities produce CCPs year-round. In comparison, sales of CCPs are generally keyed to construction market demands that tend to follow national trends in construction with predictable increases during temperate seasons. Headwaters Resources' CCP sales have historically reflected these seasonal trends, with the largest percentage of total annual revenues being realized in the quarters ended June 30 and September 30. Low seasonal demand normally results in reduced shipments and revenues in the quarters ended March 31 and December 31.

         The CCP industry is cyclical because of its dependence on building construction and highway construction, including infrastructure repair, and is affected by changes in general and local economic conditions. State construction budgets are affected adversely by economic downturns. Headwaters Resources' sales could significantly decrease as a result of a downturn in the economy in one or more markets that it serves.

If Headwaters Resources' coal-fueled electric utility industry suppliers fail to provide Headwaters Resources with high value CCPs on a timely basis, Headwaters Resources' costs could increase and its growth could be hindered.

         Headwaters Resources relies on the production of CCPs by coal-fueled electric utilities. Headwaters Resources has occasionally experienced delays and other problems in obtaining high value CCPs from its suppliers and may in the future be unable to obtain high value CCPs on the scale and within the time frames required by Headwaters Resources to meet its customers' needs. If Headwaters Resources is unable to obtain CCPs or if it experiences a delay in the delivery of high value CCPs, Headwaters Resources may be forced to incur significant unanticipated expenses to secure alternative sources or to otherwise maintain supply to its customers. Moreover, its revenues could be adversely affected if these customers choose to find alternatives to Headwaters Resources products.

With Headwaters' recent acquisitions of Eldorado and Tapco, Headwaters Construction Materials has grown to be a significant part of Headwaters' business and Headwaters' future profitability is therefore increasingly dependent upon Headwaters' operations in this industry segment.

         In June 2004 Headwaters acquired Eldorado and in September 2004 it acquired Tapco. With the Eldorado and Tapco acquisitions, Headwaters Construction Materials has grown to be a significant part of Headwaters' business. This segment produced $134.0 million in revenues (or approximately 24% of total revenue) for fiscal year 2004; in combination with Tapco and Eldorado, on a pro forma basis, revenues for this segment would have been $457.4 million (or approximately 51% of total pro forma revenues) for fiscal year 2004. Headwaters' future profitability therefore is highly dependent upon its ability to operate successfully in this industry segment where its operations to date have not been as significant to its total revenues.

If Headwaters does not successfully integrate Eldorado and Tapco with its existing business, Headwaters may not realize the expected benefits of the acquisitions, and the resources and attention required for successful integration may interrupt the business activities of Eldorado, Tapco and Headwaters existing business.

         There is a significant degree of difficulty and management distraction inherent in the process of integrating Eldorado and Tapco, even though other senior management continues to operate the businesses. These difficulties include integrating Eldorado and Tapco with Headwaters' existing construction materials business, while maintaining the ongoing operations of each business, coordinating geographically separate organizations and developing new customers and products. Successful integration will also depend in part on Headwaters' ability to retain key officers and personnel in each of Headwaters' business units.

         The combination with Headwaters has resulted in the combined company having more than 3,680 employees, which substantially increased Headwaters' previous workforce of approximately 1,000 employees. Integration of these additional employees, many of whom are manufacturing plant workers, could result in various issues, including issues related to human resource benefit plans and an increase in EEOC claims and claims for workers compensation.

         As Headwaters integrates Tapco's and Eldorado's manufacturing and distribution activities, Headwaters also has increased significantly its sales and products. Headwaters has limited manufacturing experience and may not be able to resolve manufacturing issues or increase efficiencies at manufacturing plants. The integration process requires Headwaters to expand significantly its operational and financial systems, which increases the operating complexity of its information technology systems. Implementation of controls, systems and procedures may be costly and time-consuming and may not be effective.

If Headwaters cannot invest additional capital into Tapco and Eldorado, it may not be able to sustain or continue Tapco's and Eldorado's growth.

         Current levels of capital expenditures may be insufficient to support and sustain Tapco's and Eldorado's growth. Headwaters believes that an estimated $50 million of capital in its fiscal year 2005 will be required for company-wide growth and other purposes. Headwaters' senior secured credit facilities limit capital expenditures for the entire business to $50 million for fiscal year 2005.

Because Tapco's and Eldorado's markets are heavily dependent on the residential construction and remodeling market, Tapco's and Eldorado's revenues could decrease as a result of declines in construction and remodeling activity due to unexpected or severe weather, a rise in interest rates, a limit on availability of credit for homeowners or other events outside Headwaters' control that impact home construction and home improvement activity.

         Tapco's and Eldorado's construction markets are seasonal and cyclical. The majority of their sales are in the residential construction market, which tends to slow down in the winter months. If there is more severe weather than normal or an increase in interest rates or a limit on availability of credit for homeowners which results in a slow down in new construction or remodeling and repair activities, there may be a negative effect on Tapco's and Eldorado's revenues if they are not able to increase market share.

Interruption of Tapco's ability to immediately ship individual or custom product orders could harm Tapco's reputation and result in lost revenues if customers turn to other sources for products.

         Tapco's construction materials business is highly dependent upon immediate shipments to contractors and distributors throughout the United States of individual orders, a large portion of which orders are manufactured upon demand to meet customer specifications. If there is significant interruption of business at any of Tapco's manufacturing plants or with Tapco's computer systems that track customer orders and production, Tapco is at risk of harming its reputation for speed and reliability with important customers and losing short-term and long-term revenues if these customers turn to other sources.

A significant increase in the price of materials used in the production of Tapco's products that cannot be passed on to customers could have a significant adverse effect on net revenue. Further, Tapco depends upon a single source for a major production material, the interruption of which would materially disrupt Headwaters' ability to manufacture products and supply products to its customers, resulting in lost revenues and the potential loss of customers.

         Certain of Tapco's products, which provided approximately 70% of Tapco's revenues for the fiscal year ended October 31, 2003, are manufactured from polypropylene which material is sold to Tapco by a single supplier. The price of polypropylene is primarily a function of manufacturing capacity, demand and the prices of petrochemical feedstocks, crude oil and natural gas liquids. Historically, the market price of polypropylene has fluctuated. A significant increase in the price of polypropylene that cannot be passed on to customers could have a significant adverse effect on net revenue. There is no long-term contract with Headwaters' polypropylene supplier. Tapco does not currently maintain large inventories of polypropylene and alternative sources meeting Tapco's requirements would be difficult to arrange in the short term. Therefore, Tapco's manufacturing and ability to provide products to Headwaters' customers could be materially disrupted if this supply of polypropylene was interrupted for any reason. Such an interruption and the resulting inability to supply Tapco's customers with products could adversely impact Tapco's revenues and potentially Headwaters' relationships with Tapco's customers.

Tapco's revenues would be materially adversely affected if it lost one or both of its two major customers.

         Two of Tapco's customers together accounted for approximately 25% of its revenues in its fiscal year ended October 31, 2003. There are no long-term contracts in place with these customers. Accordingly, any loss of or decrease in demand from these customers would have a material adverse effect on Tapco's business.

HTI's technologies may not be commercially developed and marketed profitably, which could affect HTI's future profitability.

         Although HTI has developed and patented several technologies, commercialization of these technologies is in initial stages. Market acceptance of these technologies will depend on HTI's ability to enter into agreements with licensees or joint venturers to further develop and provide adequate funding to commercialize the technologies. HTI may not be able to enter into these agreements and adequate funding may not be available to fully develop and successfully commercialize its technologies. Further, Headwaters may not be able to market profitably HTI's technologies.

HTI will conduct business in China, where intellectual property and other laws, as well as business conditions, may leave Headwaters' intellectual property, products and technologies vulnerable to duplication by competitors and create uncertainties as to Headwaters' legal rights against such competitors' actions.

         HTI has and is expected to continue to license or otherwise make its technology, including its nanotechnology and coal liquefaction technology, available to entities in China. HTI is also performing a feasibility study that could lead to licensing of technology in India. There is the risk that foreign intellectual property laws will not protect Headwaters' intellectual property to the same extent as under United States laws, leaving us vulnerable to competitors who may attempt to copy Headwaters' products, processes or technologies. Further, the legal system of China is based on statutory law. Under this system, prior court decisions may be cited as persuasive authority but do not have binding precedential effect. Since 1979, the Chinese government has been developing a comprehensive system of commercial laws and considerable progress has been made in the promulgation of laws and regulations dealing with economic matters, such as corporate organization and governance, foreign investment, commerce, taxation and trade. As these laws, regulations and legal requirements are relatively new and because of the limited volume of published case law and judicial interpretations and the non-binding nature of prior court decisions, the interpretation and enforcement of these laws, regulations and legal requirements involve some uncertainty. These uncertainties could limit the legal protection or recourse available to Headwaters. In addition, dependence on foreign licenses and conducting foreign operations may subject Headwaters to increased risk from political change, ownership issues or repatriation or currency exchange concerns.

Headwaters operates in industries subject to significant environmental regulation, and compliance with and changes in regulation could add significantly to the costs of conducting business.

         The coal-based solid synthetic fuel operations of Headwaters and its licensees are subject to federal, state and local environmental regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of waste products, which add to the costs of doing business and expose Headwaters to potential fines for non-compliance. If the costs of environmental compliance increase for any reason, Headwaters may not be able to pass on these costs to customers. In order to establish and operate the synthetic fuel plants, power plants and operations to collect and transport CCPs and bottom ash, Headwaters, its licensees and customers have obtained various state and local permits and must comply with processes and procedures that have been approved by regulatory authorities. Any failure to comply could result in the issuance of substantial fines and penalties and cause Headwaters to incur environmental liabilities.

         Certain Eldorado and Tapco manufacturing operations are also subject to environmental regulations and permit requirements. If Eldorado and Tapco cannot obtain additional required environmental permits for their manufacturing facilities in a timely manner or at all, they may be subject to additional costs and/or fines.

         HTI's ordinary course of business requires using its facilities to perform research and development activities involving coal, oil, chemicals and energy technologies, including liquefaction of coal. As a result, petroleum and other hazardous materials have been and are present in and on HTI's properties. Regulatory noncompliance or accidental discharges, in spite of safeguards, could create an environmental liability. Therefore Headwaters' operations entail risk of environmental damage, and Headwaters could incur liabilities in the future arising from the discharge of pollutants into the environment or from waste disposal practices.

Headwaters is involved in litigation and claims for which Headwaters incurs significant costs and are exposed to significant liability.

         Headwaters is a party to some significant legal proceedings and is subject to potential claims regarding operation of its business. These proceedings will require that Headwaters incur substantial costs, including attorneys' fees, managerial time and other personnel resources and costs in pursuing resolution, and adverse resolution of these proceedings could hurt Headwaters' reputation. With respect to the cases referred to in our "Item 3. LEGAL PROCEEDINGS" of this Form 10-K, the following amount of damages are being sought by the counter parties:

         Boynton: Boynton seeks declaratory relief as well as approximate compensatory damages between $15 million and $25 million and punitive damages;
         AGTC: AGTC claims approximate damages between $520,000 and $14.3 million;
         AJG: AJG seeks compensatory damages in the approximate amount of $71 million and punitive damages;
         McEwan: McEwan seeks declaratory relief as well as compensatory damages in the approximate amount of $2.75 million and punitive damages.

         Headwaters has ongoing litigation and claims incurred during the normal course of business, including the items referred to above. Headwaters intends to vigorously defend and/or pursue its rights in these actions. Headwaters does not currently believe that the outcome of these actions will have a material adverse effect on Headwaters' operations, cash flows or financial position; however, it is possible that a change in the estimates of probable liability could occur, and the change could be significant.

Headwaters has significant competition in its industries which may cause demand for Headwaters products and services to decrease.

         Headwaters experiences significant competition in all of its segments and geographic regions. A failure to compete effectively or increased competition could lead to price cuts, reduced gross margins and loss of market share, which could hurt profitability. Many of Headwaters' competitors have greater financial, management and other resources than Headwaters and may be able to take advantage of acquisitions and other opportunities more readily. In certain instances Headwaters must compete on the basis of superior products and services rather than price, thereby increasing the costs of marketing its services to remain competitive.

         Headwaters Energy Services competes with other companies possessing technologies to produce coal-based solid alternative fuels and companies that produce chemical reagents. It also experiences competition from traditional coal and fuel suppliers and companies involved with natural resources, in addition to those companies that specialize in the use and upgrading of industrial byproducts. These companies may have greater financial, management and other resources than Headwaters has and may develop superior, or more cost-effective technologies. This could result in a decrease in market share and therefore revenues.

         Headwaters Resources has substantial competition in two main areas: obtaining CCP management contracts with utility and other industrial companies; and marketing CCPs and related industrial materials. There are many local, regional and national companies that compete for market share in these areas with similar products and with numerous other substitute products. Although Headwaters Resources typically has long-term CCP management contracts with its clients, some of such contracts provide for the termination of such contracts at the convenience of the utility company upon a minimum 90-day notice. Moreover, certain of Headwaters Resources' most significant regional CCP competitors appear to be seeking a broader national presence, and some of these competitors have substantially greater resources than Headwaters and Headwaters Resources. If they were to begin to compete in the national market, or in regions where they currently do not have operations, Headwaters Resources' could lose market share and associated revenues.

         Headwaters Construction Materials competes against numerous national and regional manufacturers, some of which are significantly larger than Headwaters and may have greater financial, manufacturing and distribution resources than Headwaters.

         For the HTI business, many of the world's major chemical companies are devoting significant resources to researching and developing nanocatalysts and catalytic processes. These companies have greater financial, management and other resources than does Headwaters.

Headwaters' business strategy to diversify through acquisitions may result in integration costs, failures and dilution to existing stockholders.

         An important business strategy of Headwaters is diversification and growth through acquisitions. Headwaters' ability to successfully implement Headwaters' strategy is subject to a number of risks, including difficulties in identifying acceptable acquisition candidates, consummating acquisitions on favorable terms and obtaining adequate financing, which may adversely affect its ability to develop new products and services and to compete in Headwaters rapidly changing marketplace. In addition, if Headwaters consummates acquisitions through an exchange of securities, its existing stockholders could suffer dilution. Successful management and integration of acquisitions are subject to a number of risks, including difficulties in assimilating acquired operations, including loss of key employees, diversion of management's attention from core business operations, assumption of contingent liabilities and incurrence of potentially significant write-offs. This strategy may not improve Headwaters' operating results and acquisitions may have a dilutive effect on existing stockholders.

If Headwaters' internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act are not adequate, our reputation could be harmed and we could be subject to regulatory scrutiny, civil or criminal penalties or stockholder litigation.

    Section 404 of the Sarbanes-Oxley Act of 2002 requires that Headwaters evaluates and reports on its system of internal controls beginning with our Annual Report on Form 10-K for the year ending September 30, 2005. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent auditors report on management's evaluation of our system of internal controls. Headwaters is in the process of documenting and testing its system of internal controls to provide the basis for its report. Further, the growth and diversification of our business through acquisitions complicates the process of developing, documenting and testing internal controls. At this time, due to the ongoing evaluation and testing, no assurance can be given that there may not be significant deficiencies or material weaknesses that would be required to be reported.

If Headwaters is unable to manage the growth of its business successfully, its revenues and business prospects could suffer.

         Headwaters has experienced significant growth recently, both internally and through acquisitions. Headwaters may not be able to successfully manage the increased scope of its operations or a significantly larger and more geographically diverse workforce as Headwaters expands. Any failure to successfully manage growth could harm its business and financial results. Additionally, growth increases the demands on Headwaters' management, Headwaters' internal systems, procedures and controls. To successfully manage growth, Headwaters must add administrative staff and periodically update and strengthen its operating, financial and other systems, procedures and controls, which will increase its costs and may reduce its profitability. Headwaters may be unable to successfully implement improvements to Headwaters' information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

Unauthorized use of or infringement claims regarding Headwaters' proprietary intellectual property could adversely affect Headwaters' ability to conduct its business.

         Headwaters has relies primarily on a combination of trade secrets, patents, copyright and trademark laws and confidentiality procedures to protect its intellectual property. Despite these precautions, unauthorized third parties may misappropriate, infringe upon, copy or reverse engineer portions of Headwaters' technology. Headwaters does not know if current or future patent applications will be issued with the scope of the claims sought, if at all, or whether any patents issued will be challenged or invalidated. Headwaters' business could be harmed if it infringes upon the intellectual property rights of others. Headwaters has been, and may be in the future, notified that Headwaters may be infringing intellectual property rights possessed by third parties. If any such claims are asserted against Headwaters, Headwaters may seek to enter into royalty or licensing arrangements. There is a risk in these situations that no license will be available or that a license will not be available on reasonable terms, precluding use of the applicable technology. Alternatively, Headwaters may decide to litigate such claims or attempt to design around the patented technology. To date, while no single patent or trademark is material to Headwaters' business and the issues described in this paragraph have not resulted in significant cost or had an adverse impact on Headwaters' business, future actions could be costly and would divert the efforts and attention of Headwaters' management and technical personnel.

Headwaters' highly leveraged capital structure affects its flexibility in responding to changing business and economic conditions and results in high interest costs.

         As of September 30, 2004, Headwaters had approximately $973 million of total debt outstanding, including $790 million of senior indebtedness under its senior secured credit facilities and $172.5 million of its 2 7/8% subordinated convertible notes ("notes"). Subject to restrictions in Headwaters' senior secured credit facility, Headwaters may also incur significant amounts of additional debt for working capital, capital expenditures and other purposes. Headwaters' combined debt total could have important consequences, including the following:

         o Headwaters may have difficulty borrowing money for working capital, capital expenditures, acquisitions or other purposes because of Headwaters' existing debt load and because Headwaters' borrowings are secured by all of its assets;

         o Headwaters will need to use a large portion of Headwaters' cash flow to pay interest and the required principal payments on its debt, which will reduce the amount of money available to finance Headwaters' operations, capital expenditures and other activities; and

         o Headwaters' senior secured credit facilities have a variable rate of interest, which exposes Headwaters to the risk of increased interest rates.

         Headwaters' ability to make scheduled payments of the principal of, to pay interest on or to refinance Headwaters' indebtedness depends on its future performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond Headwaters' control. Headwaters' business may not continue to generate cash flow from operations in the future sufficient to service Headwaters' debt and make necessary capital expenditures. If unable to generate such cash flow, Headwaters may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive.

Covenant restrictions under Headwaters' senior secured credit facility may limit Headwaters' ability to operate its business in a manner required to sustain profitability and generate growth.

         Headwaters' senior secured credit facilities, contain, among other things, covenants that may restrict Headwaters' ability to finance future operations or capital needs, to acquire additional businesses or to engage in other business activities. The senior secured credit facilities require approval for new acquisitions funded with aggregate cash consideration in excess of $30 million per year and $50 million in the aggregate until such time as Headwaters' debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio is reduced to a specified amount. In addition, Headwaters' senior secured credit facilities set forth covenants requiring us to maintain specified financial ratios and satisfy certain financial condition tests which may require that Headwaters take action to reduce its debt or to act in a manner contrary to its business objectives. A breach of any of these covenants could result in a default under the senior secured credit facilities, in which event the lenders could elect to declare all amounts outstanding to be immediately due and payable. If Headwaters is not able to repay its obligations when they become due or are accelerated, the lenders could foreclose on Headwaters' assets. The indenture for the notes does not restrict the amount of indebtedness, including senior indebtedness, that Headwaters may incur.

Headwaters may not have the ability to raise the funds necessary to finance the repurchase of Headwaters' notes or may otherwise be restricted from making such repurchase if required by holders pursuant to the indenture, which would result in a default under Headwaters' indenture which in turn might constitute a default under the terms of its other indebtedness, causing much or all of Headwaters' indebtedness to become due simultaneously when Headwaters is unable to pay it.

         On June 1, 2011, or in the event of a "designated event" under the indenture, holders may require Headwaters to repurchase their notes at a price of 100% of the principal amount of the notes, plus accrued and unpaid interest, including liquidated damages, if any, to, but excluding, the repurchase date. However, it is possible that Headwaters will not have sufficient funds available at such time to make the required repurchase of notes. In addition, any future credit agreements or other agreements relating to its indebtedness may contain provisions prohibiting the repurchase of the notes under certain circumstances, or may provide that a designated event constitutes an event of default under that agreement. If any agreement governing Headwaters indebtedness prohibits Headwaters from repurchasing the notes when Headwaters becomes obligated to do so, Headwaters could seek the consent of the lenders to repurchase the notes or attempt to refinance this debt. If Headwaters does not obtain such consent or refinance the debt, it would not be permitted to repurchase the notes.

Headwaters' failure to repurchase tendered notes would constitute an event of default under the indenture, which might constitute a default under the terms of Headwaters other indebtedness, causing much or all of Headwaters' indebtedness to become due simultaneously when Headwaters is unable to pay it.

Delaware law and Headwaters' charter documents may impede or discourage a takeover, which could cause the market price of Headwaters' shares to decline.

         Headwaters is a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of Headwaters, even if a change in control would be beneficial to existing stockholders. In addition, Headwaters' board of directors has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock, including the adoption of a "poison pill," which could be used defensively if a takeover is threatened. The ability of Headwaters' board of directors to create and issue a new series of preferred stock and certain provisions of Delaware law and Headwaters' certificate of incorporation and bylaws could impede a merger, takeover or other business combination involving Headwaters or discourage a potential acquirer from making a tender offer for Headwaters' common stock, which, under certain circumstances, could reduce the market price of Headwaters' common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Headwaters is exposed to financial market risks, primarily related to changes in interest rates. Headwaters does not use derivative financial instruments for speculative or trading purposes, but has entered into hedge transactions to limit its exposure for interest rate movements, as explained below.

         As described in more detail in Note 9 to the consolidated financial statements, Headwaters has approximately $799.8 million of variable-rate long-term debt outstanding as of September 30, 2004, consisting of $790.0 million of senior debt and $9.8 million of notes payable to a bank.

         The $790.0 million of term loan borrowings under the senior debt agreements consisted of a first lien term loan in the amount of $640.0 million and a second lien term loan in the amount of $150.0 million. The first lien term loan bears interest, at Headwaters' option, at either i) the London Interbank Offered Rate ("LIBOR") plus 3.0%, if the "total leverage ratio," as defined, is less than or equal to 3.75:1.0, and if not, at LIBOR plus 3.25%, or ii) the "base rate" plus 2.0%, if the total leverage ratio is less than or equal to 3.75:1.0, and if not, at the base rate plus 2.25%. Base rate is defined as the higher of the rate announced by Morgan Stanley Senior Funding and the overnight rate charged by the Federal Reserve Bank of New York plus 0.5%. The interest rate on the first lien debt at September 30, 2004 was approximately 6.5%, but was reduced to approximately 5.4% in October 2004. The second lien term loan bears interest, also at Headwaters' option, at either LIBOR plus 5.5%, or the "base rate" plus 4.5%. The interest rate on the second lien debt at September 30, 2004 was approximately 9.75%, but was reduced to approximately 8.15% in October 2004. Headwaters can lock in new rates for both the first lien and second lien loans for one, two, three or six months. The next rate change will occur in January 2005.

         In connection with the new senior secured credit facility, Headwaters entered into certain hedge agreements to limit its exposure to interest rate increases. The first set of agreements established the maximum LIBOR rate for $300.0 million of debt at 5.0% through September 8, 2005. The second set of agreements sets the LIBOR rate at 3.71% for $300.0 million of debt for the period commencing September 8, 2005 through September 8, 2007. Headwaters accounts for these agreements as cash flow hedges, and accordingly, the fair market value of the hedges is reflected in the consolidated balance sheet as either other assets or other liabilities. The hedges had a fair market value of $0 at inception and through the period ended September 30, 2004.

         In connection with the acquisition of SCP, Headwaters assumed SCP's obligations under its notes payable to a bank, totaling $9.8 million. Two of the notes bear interest at LIBOR plus 0.5%, subject to an interest rate floor of 4.5% (4.5% at September 30, 2004), and the remaining note (in the amount of $1.1 million) bears interest at 0.5% below the bank's base rate (4.25% at September 30, 2004).

         A change in the interest rate of 1% would change Headwaters' interest expense by approximately $7.7 million during the year ending September 30, 2005, considering all outstanding balances of variable-rate debt and required principal repayments.

         The majority of Headwaters' short-term investments, all of which are classified as trading securities, consist of fixed-rate U.S. government securities or securities backed by the U.S. government. Changes in interest rates can affect the market value of these investments, which are carried at market value in the consolidated balance sheet. The periodic adjustments to reflect changes in market value are included in interest and net investment income in the consolidated statements of income. Based on the current amount of short-term investments and expected near-term changes in the amount of short-term investments, Headwaters does not expect any material near-term investment losses to result from changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary financial data required by this Item 8 are set forth in Item 15 of this Form 10-K. All information that has been omitted is either inapplicable or not required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As described in more detail in the following paragraphs, on October 14, 2002, Headwaters dismissed PricewaterhouseCoopers LLP ("PwC") and appointed Ernst & Young LLP ("E&Y").

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

         Headwaters requested that PwC furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter is filed as Exhibit 16.1 to this Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES

         Disclosure controls are procedures that are designed with an objective of ensuring that information required to be disclosed in Headwaters' periodic reports filed with the SEC, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by SEC rules, regulations and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to Headwaters' management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), in order to allow timely consideration regarding required disclosures.

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

         Based on their review and evaluation as of September 30, 2004, and subject to the inherent limitations as described above, Headwaters' CEO and CFO have concluded that Headwaters' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. In addition, they are not aware of any change in Headwaters' internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, Headwaters' internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information to be set forth under the captions "Executive Officers" and "Proposal No. 1 - Election of Directors" in Headwaters' Proxy Statement to be filed in January 2005 for the Annual Meeting of Stockholders to be held in 2005 (the "Proxy Statement"), is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         The information to be set forth under the caption "Audit and Non-Audit Fees" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  1.  Financial Statements

         Consolidated Financial Statements of Headwaters Incorporated    Page

         Report of Independent Auditors                                   F-1
         Consolidated Balance Sheets as of September 30, 2003 and 2004 F-2 Consolidated Statements of Income
              for the years ended September 30, 2002, 2003 and 2004       F-3
         Consolidated Statements of Changes in Stockholders' Equity
              for the years ended September 30, 2002, 2003 and 2004       F-4
         Consolidated Statements of Cash Flows
              for the years ended September 30, 2002, 2003 and 2004       F-6
         Notes to Consolidated Financial Statements                       F-8

     2.  Financial Statement Schedules

         All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information has been provided in the consolidated financial statements or notes thereto.

     3.  Listing of Exhibits

         For convenience, the name Headwaters is used throughout this listing although in some cases the name Covol was used in the original instrument.

 Exhibit No.                                        Description                                          Location
 -----------                                        -----------                                          --------
 3.1.9           Restated Certificate of Incorporation of Headwaters dated August 14, 2001                  (3)
 3.2.4           Restated By-Laws of Headwaters                                                             (7)
10.54            Employment Agreement effective May 1, 1998 with Steven G. Stewart                          (2)
10.60            Employment Agreement dated October 25, 2002 with Kirk A. Benson                            (7)
10.60.1          Amendment to Employment Agreement with Kirk A. Benson dated July 9, 2003                   (9)
10.60.3          ISG Employment Agreement dated October 1, 2001 with Raul Deju                              (7)
10.60.4          Amendment of Employment Agreement dated August 2, 2004 with Raul Deju                       *
10.75            Agreement and Plan of Merger between Headwaters and Industrial Services Group,             (4)
                 Inc. dated July 15, 2002
10.75.2          First Amendment to Agreement and Plan of Merger and Equityholder Agreements among          (5)
                 Headwaters, Industrial Services Group, Inc. and Equityholders of Industrial
                 Services Group, Inc. dated September 19, 2002
10.83            Incentive Agreement between Headwaters and Raul A. Deju dated as of November 12,           (8)
                 2002
10.84            Credit Agreement among Headwaters and various lenders dated March 31, 2004                (11)
                 (terminated)
10.84.1          Pledge and Security Agreement among Headwaters and various lenders dated March            (11)
                 31, 2004 (terminated)
10.84.2          Amendment No. 1, dated as of June 23, 2004, to Credit Agreement among Headwaters          (13)
                 and various lenders as of March 31, 2004 (terminated)
10.85            Agreement and Plan of Merger between Headwaters and VFL Technology Corporation            (11)
                 dated February 10, 2004
10.86            Securities Purchase Agreement by and among Eldorado Stone Holdings Co., LP, et            (12)
                 al. and Headwaters dated April 21, 2004
10.87            Indenture dated as of June 1, 2004 between Headwaters and Wells Fargo Bank, as            (13)
                 Trustee, relating to 2-7/8% Convertible Senior Subordinated Notes due 2016
10.88            Asset Purchase Agreement between Headwaters and Southwest Concrete Products, LP           (13)


10.89            Agreement and Plan of Merger by and among Headwaters Incorporated, Headwaters T           (14)
                 Acquisition Corp., and Tapco Holdings, Inc., dated as of September 8, 2004
10.90            Employment Agreement with John N. Lawless, III dated September 22, 2004                   (15)
10.90.1          Nonstatutory Stock Option Grant effective as of September 22, 2004                        (15)
10.90.2          Executive Change in Control Agreement with John N. Lawless, III effective as of           (15)
                 September 22, 2004
10.91            Credit Agreement among Headwaters and various lenders dated September 8, 2004               *
10.92            Second Lien Credit Agreement among Headwaters and various lenders dated September           *
                 8, 2004
12               Computation of ratio of earnings to combined fixed charges and preferred stock              *
                 dividends
14               Code of Ethics                                                                            (10)
16.1             Letter regarding change in certifying accountant                                           (6)
21               List of Subsidiaries of Headwaters                                                          *
23.1             Consent of Ernst & Young LLP                                                                *
31.1             Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer                           *
31.2             Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer                           *
32               Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer          *
99.1.1           Amended 2000 Employee Stock Purchase Plan, as further amended                               *
99.2             1995 Stock Option Plan (originally designated as Exhibit No. 10.5)                         (1)
99.2.1           First Amendment to the 1995 Stock Option Plan (originally designated as Exhibit            (1)
                 10.5.1)
99.2.2           1996 Stock Option Agreement                                                                (7)
99.2.3           1998 Stock Option Agreement                                                                (7)
99.2.4           2001 Stock Option Agreement                                                                (7)
99.2.5           2002 Stock Option Agreement                                                                (7)
99.3.1           Incentive Bonus Plan dated 1 October 2004                                                   *
99.4             2002 Stock Incentive Plan                                                                   *
99.7             2003 Stock Incentive Plan                                                                  (8)
99.8             General Employee Bonus Plan dated 1 October 2003                                          (10)
--------------------

*        Filed herewith.

Unless another exhibit number is indicated as the exhibit number for the exhibit as "originally filed," the exhibit number in the filing in which any exhibit was originally filed and to which reference is made hereby is the same as the exhibit number assigned herein to the exhibit.


(1) Incorporated by reference to the indicated exhibit filed with Headwaters' Registration Statement on Form 10, filed February 26, 1996.
(2) Incorporated by reference to the indicated exhibit filed with Headwaters' Annual Report on Form 10-K, for the fiscal year ended September 30, 1998.
(3) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for events dated August 14, 2001 and August 28, 2001, filed September 12, 2001.
(4) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated July 15, 2002, filed July 18, 2002.
(5) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated September 19, 2002, filed October 4, 2002.
(6) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated October 14, 2002, filed October 18, 2002.
(7) Incorporated by reference to the indicated exhibit filed with Headwaters' Annual Report on Form 10-K, for the fiscal year ended September 30, 2002.
(8) Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarter ended December 31, 2002.

(9) Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarter ended June 30, 2003.
(10) Incorporated by reference to the indicated exhibit filed with Headwaters' Annual Report on Form 10-K, for the fiscal year ended September 30, 2003.
(11) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K/A, for the event dated April 9, 2004, filed December 7, 2004.
(12) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K/A, for the event dated April 21, 2004, filed December 7, 2004.
(13) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K/A, for the event dated July 7, 2004, filed December 7, 2004.
(14) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K/A, for the event dated September 8, filed December 13, 2004.
(15) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated September 22, 2004, filed September 28, 2004.


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


                                    HEADWATERS INCORPORATED

                                    By: /s/ Kirk A. Benson
                                       -----------------------------------------
                                    Kirk A. Benson
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                                    By: /s/ Steven G. Stewart
                                       -----------------------------------------
                                    Steven G. Stewart
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                    Date: December 10, 2004


KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Harlan M. Hatfield and Steven G. Stewart, and each of them, his/her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                          TITLE                      DATE

  /s/ Kirk A. Benson       Director and Chief Executive        December 10, 2004
-----------------------    Officer (Principal Executive
   Kirk A. Benson          Officer)

 /s/ Steven G. Stewart     Chief Financial Officer             December 10, 2004
-----------------------    (Principal Financial and
  Steven G. Stewart        Accounting Officer)

 /s/ James A. Herickhoff   Director                            December 10, 2004
------------------------
James A. Herickhoff

 /s/ Raymond J. Weller     Director                            December 10, 2004
------------------------
 Raymond J. Weller

 /s/ E. J. "Jake" Garn     Director                            December 10, 2004
------------------------
 E. J. "Jake" Garn

/s/ R. Sam Christensen     Director                            December 10, 2004
------------------------
R. Sam Christensen

/s/ William S. Dickinson   Director                            December 10, 2004
-------------------------
William S. Dickinson

 /s/ Malyn K. Malquist     Director                            December 10, 2004
-------------------------
  Malyn K. Malquist

 /s/ Blake O. Fisher, Jr.  Director                            December 10, 2004
-------------------------
Blake O. Fisher, Jr.

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
Headwaters Incorporated

We have audited the accompanying consolidated balance sheets of Headwaters Incorporated as of September 30, 2003 and 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Headwaters Incorporated at September 30, 2003 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Salt Lake City, Utah
November 10, 2004

                                              HEADWATERS INCORPORATED

                                            CONSOLIDATED BALANCE SHEETS

                                                                                          As of September 30,
                                                                                     ------------------------------
(in thousands, except per-share data)                                                         2003            2004
-------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash and cash equivalents                                                          $   18,732      $   20,851
     Short-term trading investments                                                          2,921           6,735
     Trade receivables, net                                                                 52,399         129,899
     Inventories                                                                             7,827          43,812
     Current and deferred income taxes                                                         711          15,933
     Other current assets                                                                    5,294          13,333
                                                                                     ------------------------------
            Total current assets                                                            87,884         230,563
                                                                                     ------------------------------

Property, plant and equipment, net                                                          52,743         157,611
                                                                                     ------------------------------

Other assets:
     Intangible assets, net                                                                112,414         298,803
     Goodwill                                                                              112,131         815,396
     Debt issue costs and other assets                                                       8,103          38,406
                                                                                     ------------------------------
            Total other assets                                                             232,648       1,152,605
                                                                                     ------------------------------

            Total assets                                                                $  373,275      $1,540,779
                                                                                     ==============================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                   $   17,177      $   29,238
     Accrued personnel costs                                                                 8,669          26,213
     Other accrued liabilities                                                              20,387          72,852
     Current portion of long-term debt                                                      27,475          57,873
                                                                                     ------------------------------
            Total current liabilities                                                       73,708         186,176
                                                                                     ------------------------------

Long-term liabilities:
     Long-term debt                                                                        104,044         914,641
     Deferred income taxes                                                                  50,663         121,469
     Other long-term liabilities                                                             4,703          10,338
                                                                                     ------------------------------
            Total long-term liabilities                                                    159,410       1,046,448
                                                                                     ------------------------------
            Total liabilities                                                              233,118       1,232,624
                                                                                     ------------------------------

Commitments and contingencies

Stockholders' equity:
    Common stock, $0.001 par value; authorized 50,000 shares; issued and outstanding: 27,878 shares at September 30, 2003 (including 467 shares held in treasury) and 33,775 shares at September 30, 2004 (including 414
      shares held in treasury)                                                                  28              34

    Capital in excess of par value                                                         130,936         235,581
    Retained earnings                                                                       12,213          76,530
    Treasury stock, at cost                                                                 (2,783)         (2,610)
    Other                                                                                     (237)         (1,380)
                                                                                     ------------------------------
            Total stockholders' equity                                                     140,157         308,155
                                                                                     ------------------------------

            Total liabilities and stockholders' equity                                  $  373,275      $1,540,779
                                                                                     ==============================


                                                     See accompanying notes.

                                                              F-2

                                              HEADWATERS INCORPORATED

                                         CONSOLIDATED STATEMENTS OF INCOME

                                                                                        Year ended September 30,
                                                                            -------------------------------------------------
(in thousands, except per-share data)                                                  2002            2003             2004
-----------------------------------------------------------------------------------------------------------------------------
Revenue:
     Sales of chemical reagents                                                  $   74,419      $  128,375       $  132,603
     License fees                                                                    30,456          35,726           72,721
     Coal combustion products revenues                                                6,818         169,938          210,155
     Sales of construction materials                                                  1,774          49,350          134,027
     Other revenues                                                                   5,878           4,241            4,449
                                                                            -------------------------------------------------
          Total revenue                                                             119,345         387,630          553,955
                                                                            -------------------------------------------------

Operating costs and expenses:
     Cost of chemical reagents sold                                                  50,134          87,386           89,789
     Cost of coal combustion products revenues                                        3,764         123,146          150,080
     Cost of construction materials sold                                              1,388          37,689           94,566
     Other operating costs                                                            5,244           3,919              436
     Depreciation and amortization                                                    1,760          12,982           17,051
     Research and development                                                         2,322           4,674            7,340
     Selling, general and administrative                                             13,699          40,715           66,936
                                                                            -------------------------------------------------
        Total operating costs and expenses                                           78,311         310,511          426,198
                                                                            -------------------------------------------------
Operating income                                                                     41,034          77,119          127,757
                                                                            -------------------------------------------------

Other income (expense):
     Interest and net investment income                                               1,000             310              944
     Interest expense                                                                  (553)        (15,687)         (19,453)
     Losses on notes receivable and investments                                        (743)         (2,436)          (2,842)
     Other, net                                                                        (502)            775           (1,299)
                                                                            -------------------------------------------------
          Total other income (expense), net                                            (798)        (17,038)         (22,650)
                                                                            -------------------------------------------------

Income before income taxes                                                           40,236          60,081          105,107

Income tax provision                                                                (15,950)        (23,450)         (40,790)
                                                                            -------------------------------------------------

Net income                                                                       $   24,286      $   36,631       $   64,317
                                                                            =================================================

Basic earnings per share                                                         $     1.00      $     1.35       $     2.02
                                                                            =================================================

Diluted earnings per share                                                       $     0.94      $     1.30       $     1.95
                                                                            =================================================


                                                     See accompanying notes.

                                                              F-3

                                                     HEADWATERS INCORPORATED

                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                             Retained
                                       Common stock          Capital in      earnings      Treasury                      Total
                                    --------------------       excess      (accumulated     stock,                   stockholders'
(in thousands)                        Shares     Amount     of par value     deficit)      at cost        Other          equity
----------------------------------------------------------------------------------------------------------------------------------
Balances as of September 30, 2001     23,807     $  24       $   83,226      $(48,704)    $  (3,038)     $   (422)     $   31,086

Exercise of stock options and
  warrants                             1,315         1            5,383                                                     5,384

Tax benefit from exercise of stock
  options                                                         2,990                                                     2,990

Common stock issued in connection
  with acquisition of Hydrocarbon
  Technologies, Inc.                     178        --            2,823                                                     2,823

Common stock issued in connection
  with acquisition of Industrial
  Services Group, Inc.                 2,100         2           32,716                                                    32,718

Purchase of 83 shares of treasury
  stock, at cost                                                                             (1,188)                       (1,188)

32 shares of treasury stock
  transferred to employee stock
  purchase plan, at cost                                            214                         126                           340

Cancellation of 73 shares of
  treasury stock                         (73)       --           (1,087)                      1,087                            --

Amortization of deferred
  compensation from stock
  options and other                                                                                           157             157

Net income for the year ended
  September 30, 2002                                                           24,286                                      24,286
                                     ---------------------------------------------------------------------------------------------
Balances as of September 30, 2002     27,327        27          126,265       (24,418)       (3,013)         (265)         98,596
                                     ---------------------------------------------------------------------------------------------

Exercise of stock options and
  warrants                               551         1            2,139                                                     2,140

Tax benefit from exercise of
  stock options                                                   2,050                                                     2,050

59 shares of treasury stock
  transferred to employee stock
  purchase plan, at cost                                            482                         230                           712

Amortization of deferred
  compensation from stock
  options and other                                                                                            28              28

Net income for the year ended
  September 30, 2003                                                           36,631                                      36,631
                                     ---------------------------------------------------------------------------------------------
Balances as of September 30, 2003     27,878     $  28       $  130,936      $ 12,213     $  (2,783)     $   (237)     $  140,157
                                     =============================================================================================


                                                     See accompanying notes.

                                                     HEADWATERS INCORPORATED

                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)


                                                                             Retained
                                       Common stock          Capital in      earnings      Treasury                      Total
                                    --------------------       excess      (accumulated     stock,                   stockholders'
(in thousands)                        Shares     Amount     of par value     deficit)      at cost        Other          equity
----------------------------------------------------------------------------------------------------------------------------------
Balances as of September 30, 2003     27,878     $  28       $  130,936      $ 12,213     $  (2,783)     $   (237)     $  140,157

Exercise of stock options and
  warrants                               878         1            8,119                                                     8,120

Tax benefit from exercise of stock
  options                                                         4,070                                                     4,070

53 shares of treasury stock
  transferred to employee stock
  purchase plan, at cost                                            771                         173                           944

Common stock issued for cash, net
  of offering costs of $6,432          4,958         5           90,253                                                    90,258

Issuance of restricted stock              61        --            1,432                                    (1,432)             --

Amortization of deferred
  compensation from stock
  options and other                                                                                           289             289

Net income for the year ended
  September 30, 2004                                                           64,317                                      64,317
                                     ---------------------------------------------------------------------------------------------
Balances as of September 30, 2004     33,775     $  34       $  235,581      $ 76,530     $  (2,610)     $ (1,380)     $  308,155
                                     =============================================================================================


                                                     See accompanying notes.

                                                              F-5

                                                     HEADWATERS INCORPORATED

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                   Year ended September 30,
                                                                                        ---------------------------------------
(in thousands)                                                                                  2002         2003         2004
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                              $   24,286     $   36,631   $   64,317
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation included in cost of products sold                                              --             --        3,497
    Other depreciation and amortization                                                      1,760         12,982       17,051
    Non cash interest expense related to amortization of debt discount and debt
      issue costs                                                                              136          3,857        6,031
    Deferred income taxes                                                                   11,540           (878)      (1,283)
    Income tax benefit from exercise of stock options                                        2,990          2,050        4,070
    Amortization of non-refundable license fees                                             (1,471)        (1,178)      (1,179)
    Net loss (gain) on disposition of property, plant and equipment                         (1,249)          (188)       1,254
    Write-downs of notes receivable and investments                                            986          2,436        2,842
    Other changes in operating assets and liabilities, net of effect of acquisitions:
      Short-term trading investments                                                           141          2,986       (3,814)
      Trade receivables                                                                     (7,742)        (2,068)     (10,620)
      Inventories                                                                              307            615        1,186
      Other current assets                                                                      44         (1,078)      (1,057)
      Accounts payable and accrued liabilities                                              11,175            860        9,671
      Other, net                                                                              (126)          (636)         (35)
                                                                                        ---------------------------------------
            Net cash provided by operating activities                                       42,777         56,391       91,931
                                                                                        ---------------------------------------

Cash flows from investing activities:
  Payments for acquisitions, net of cash acquired of $11,834 in 2004:
    VFL Technology Corporation                                                                  --             --       (4,171)
    Eldorado Stone, LLC                                                                         --             --     (209,770)
    Southwest Concrete Products, L.P.                                                           --             --      (24,691)
    Tapco Holdings, Inc.                                                                        --             --     (713,683)
    Industrial Services Group, Inc.                                                       (205,900)            --           --
    Hydrocarbon Technologies, Inc.                                                            (419)            --           --
  Purchase of property, plant and equipment                                                   (796)        (9,716)     (13,967)
  Proceeds from disposition of property, plant and equipment                                   115          2,685        4,037
  Collections on notes receivable                                                            6,912             54           --
  Net increase in investments and other assets                                                (334)          (594)      (7,794)
                                                                                        ---------------------------------------
            Net cash used in investing activities                                         (200,422)        (7,571)    (970,039)
                                                                                        ---------------------------------------

Cash flows from financing activities:
  Net proceeds from issuance of long-term debt                                             165,806             --    1,068,138
  Payments on long-term debt                                                                (6,412)       (40,224)    (287,233)
  Net proceeds from issuance of common stock                                                    --             --       90,258
  Proceeds from exercise of options and warrants                                             5,384          2,140        8,120
  Employee stock purchases                                                                     340            712          944
  Purchase of common stock for the treasury                                                 (1,188)            --           --
                                                                                        ---------------------------------------
            Net cash provided by (used in) financing activities                            163,930        (37,372)     880,227
                                                                                        ---------------------------------------

Net increase in cash and cash equivalents                                                    6,285         11,448        2,119

Cash and cash equivalents, beginning of year                                                   999          7,284       18,732
                                                                                        ---------------------------------------

Cash and cash equivalents, end of year                                                  $    7,284     $   18,732   $   20,851
                                                                                        =======================================

                                                     See accompanying notes.

                                                     HEADWATERS INCORPORATED

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS, continued


                                                                                                   Year ended September 30,
                                                                                        ---------------------------------------
(in thousands)                                                                                  2002         2003         2004
-------------------------------------------------------------------------------------------------------------------------------
Supplemental schedule of non-cash investing and financing activities:
  Purchase of variable interest in solid alternative fuel facility in exchange
    for commitment to make future payments                                              $       --     $       --   $    7,500
  Issuance of restricted stock                                                                  --             --        1,432
  Common stock issued in connection with acquisition of Industrial Services
    Group, Inc.                                                                             32,718             --           --
  Common stock issued in connection with acquisition of Hydrocarbon
    Technologies, Inc.                                                                       2,823             --           --
  Cancellation of treasury stock                                                            (1,087)            --           --

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                                $       39     $   10,054   $   11,063
  Cash paid for income taxes                                                                   322         19,356       35,622


                                                     See accompanying notes.

                                                               F-7

                             HEADWATERS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   ___________


1.  Organization and Description of Business

    Headwaters Incorporated is incorporated in Delaware. Headwaters owns 100% of the following subsidiaries: Headwaters Resources, Inc. and Headwaters Construction Materials, Inc. (the two of which combined were formerly Industrial Services Group, Inc., a Utah-based company acquired by Headwaters in September 2002) ("ISG"); Headwaters Technology Innovation Group, Inc. (formerly Hydrocarbon Technologies, Inc., a New Jersey company acquired in August 2001) ("HTI"); VFL Technology Corporation, a Pennsylvania company acquired in April 2004 ("VFL"); Eldorado Stone, LLC, a Delaware company acquired in June 2004 ("Eldorado"); Southwest Concrete Products, L.P., a Texas company acquired in July 2004 ("SCP"); and Tapco Holdings, Inc., a Michigan company acquired in September 2004 ("Tapco") (see Note 3). Headwaters' fiscal year ends on September 30 and unless otherwise noted, future references to years refer to Headwaters' fiscal year rather than a calendar year.

    Headwaters' focus is on enhancing the value of energy resources in an environmentally responsible manner; promoting the expanded use of coal combustion products ("CCPs"); and expanding Headwaters' construction materials business, including opportunities to utilize products from other Headwaters operations in the production of construction materials. Headwaters currently generates revenue from licensing its chemical technologies to produce solid alternative fuel, from managing CCPs, and from the sale of construction materials. Headwaters intends to continue to expand its business through growth of existing operations, commercialization of technologies currently being developed, and strategic acquisitions of entities that operate in adjacent industries.

    Through its proprietary Covol Fuels process, Headwaters adds value to the production of coal-based solid alternative fuels primarily for use in electric power generation plants. Headwaters currently licenses its technologies to the owners of 28 of a company-estimated 75 coal-based solid alternative fuel facilities in the United States. Through its wholly-owned subsidiary HTI, Headwaters conducts research and development activities directed at catalyst technologies to convert coal and heavy oil into environmentally-friendly, high-value liquid fuels. In addition, HTI has developed a unique process to custom design nanocatalysts that could be used in multiple industrial applications.

    ISG's CCP operations and VFL (together referred to as Headwaters' Resources, Inc., or "Resources") represent the nation's largest provider of CCP management and marketing services to the electric utility industry, serving more than 100 coal-fired electric power generation plants nationwide. Through its distribution network of over 110 locations, Resources is the leading provider of high quality fly ash to the building products and ready mix concrete industries in the United States. Resources also develops and deploys technologies for maintaining and improving fly ash quality.

    Headwaters' construction materials segment develops, manufactures and distributes value-added bagged concrete, stucco, mortar and block products that utilize fly ash, and with the acquisitions of Eldorado and SCP, manufactured stone and expanded concrete block products. Tapco is a leading designer, manufacturer and marketer of building products used in exterior residential home improvement and construction.

2.  Summary of Significant Accounting Policies

    Principles of Consolidation - The consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling financial interest. In accordance with Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities," as revised, Headwaters will consolidate any variable interest entities for which it is the primary beneficiary; however as of September 30, 2004, there are none. For investments in companies in which Headwaters has a significant influence over operating and financial decisions (generally defined as owning a voting or economic interest of 20% to 50%), Headwaters applies the equity method of accounting. In instances where Headwaters' investment is less than 20% and significant influence does not exist, investments are carried at cost. All significant intercompany transactions and accounts are eliminated in consolidation.

    Headwaters acquired ISG on September 19, 2002 and accordingly, ISG's results of operations for the period from September 19, 2002 through September 30, 2004 have been consolidated with Headwaters' 2002 through 2004 results. ISG's results of operations up to September 18, 2002 have not been included

                            HEADWATERS INCORPORATED

                               September 30, 2004
                                   ___________

    in Headwaters' consolidated results for any period. Headwaters acquired VFL on April 9, 2004, Eldorado Stone on June 2, 2004, SCP on July 2, 2004, and Tapco on September 8, 2004. These entities' results of operations for the periods from the acquisition dates through September 30, 2004 have been consolidated with Headwaters' 2004 results and their operations up to the dates of acquisition have not been included in Headwaters' consolidated results for any period.

    Due to the time required to obtain accurate financial information related to HTI's foreign contracts, for financial reporting purposes HTI's financial statements have historically been consolidated with Headwaters' financial statements using a one-month lag. Effective October 1, 2003, Headwaters eliminated this one-month lag because of the decreased significance of HTI's foreign contracts. Accordingly, 13 months of HTI's results of operations have been included in the consolidated statement of income for 2004.

    Use of Estimates - The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

    Segment Reporting, Major Customers and Other Concentrations of Risk - Until Headwaters acquired ISG in September 2002, Headwaters operated in and reported as a single industry segment, alternative energy. Since the acquisition of ISG, Headwaters has operated in three business segments, alternative energy, CCPs, and construction materials. VFL operates in the CCP segment and all of the other businesses acquired by Headwaters in 2004 operate in the construction materials segment. Additional information about segments is presented in Note 4. The following table presents revenues for all customers that accounted for over 10% of total revenue during 2002, 2003 or 2004. All of these revenues are attributable to the alternative energy segment.

    (in thousands)                                        2002            2003             2004
    --------------------------------------------------------------------------------------------
    Pace Carbon Fuels, L.L.C. affiliates         Less than 10%   Less than 10%          $57,602
    DTE Energy Services, Inc. affiliates               $19,660         $42,013    Less than 10%
    TECO Coal Corporation affiliates                    20,292   Less than 10%    Less than 10%
    Marriott International, Inc. affiliates             19,105   Less than 10%    Less than 10%
    AIG Financial Products Corp. affiliates             16,900   Less than 10%    Less than 10%

    At September 30, 2004, Headwaters had trade receivable balances totaling approximately $2,873,000 from Pace Carbon Fuels, L.L.C. affiliates. Substantially all of Headwaters' revenues were generated from sales in the United States. Headwaters purchases all of the chemical reagent that is sold to licensees and other customers from a single large international chemical company and Tapco purchases all of the polypropylene used in its building products from a single supplier. Management believes that if necessary, the chemical reagent and polypropylene could be obtained from other suppliers. Headwaters has no other significant unusual credit risks or concentrations.

    Revenue Recognition - Alternative Energy Segment. Headwaters currently licenses its technologies to the owners of 28 coal-based solid alternative fuel facilities from which Headwaters earns license fees and/or profits from the sales of chemical reagents. Non-refundable advance license fees and royalty payments have been received from certain licensees under various terms and conditions. These non-refundable license fees and royalties have been deferred and are being recognized on a straight-line basis through December 31, 2007, the period covered by the related license and royalty agreements. Recurring license fees or royalty payments are recognized in the period when earned, which coincides with the sale of alternative fuel by Headwaters' licensees. In certain instances, Headwaters is required to pay to third parties a portion of license fees received or cash proceeds from the sale of chemical reagents. In such cases, Headwaters records the net proceeds as revenue. Revenues from the sales of chemical reagents are recognized upon delivery of product and assumption of the risk of loss by the licensee or non-licensee customer.

    HTI's revenue consists of license fees, contract services for businesses and U.S. government agencies and is included in the caption "Other revenues" in

                            HEADWATERS INCORPORATED

                               September 30, 2004
                                   ___________


    the consolidated statements of income. HTI's costs related to this revenue are included in "Other operating costs." In accounting for long-term contracts, HTI uses the percentage of completion method of accounting, on the basis of the relationship between effort expended and total estimated effort for the contract. If estimates of costs to complete a contract indicate a loss, a provision is made for the total anticipated loss at that time.

    CCP and Construction Materials Segments. Revenue from the sale of CCPs and construction materials is recognized upon passage of title to the customer, which coincides with physical delivery and assumption of the risk of loss by the customer. Estimated sales rebates, discounts and allowances are provided for at the time of sale and are based upon established policies and historical experience. Revenues include transportation charges and shipping and handling fees associated with delivering material and products to customers when the transportation or shipping and handling is contractually provided for between the customer and Headwaters.

    CCP service revenues include revenues earned under long-term contracts to dispose of residual materials created by coal-fired electric power generation and revenues earned in connection with certain construction-related projects that are incidental to Resources' primary business. Service revenues under long-term contracts are recognized concurrently with the removal of material and are based on the number of tons of material removed at an established price per ton. Construction-related projects are billed on a time and materials basis; therefore, the revenues and related costs are recognized when the time is incurred and the materials are consumed.

    The cost of CCPs sold primarily represents amounts paid to utility companies to purchase product together with storage and transportation costs to deliver the product to customers. In accordance with certain utility company contracts, the cost of CCPs purchased from those utilities is based on a percentage of the "net revenues" from the sale of the CCPs purchased. Cost of services sold includes landfill fees and transportation charges to deliver non-marketable CCPs to the landfill. Cost of construction materials sold includes shipping and handling fees.

    Cash and Cash Equivalents - Headwaters considers all short-term highly liquid investments with an original maturity of three months or less to be cash equivalents. Certain cash and cash equivalents are deposited with financial institutions, and at times such amounts may exceed insured depository limits.

    Short-term Investments - Short-term investments consist of mortgage- and other asset-backed securities, corporate bonds, U.S. government securities and equity securities. By policy, Headwaters invests primarily in U.S. government securities or securities backed by the U.S. government. All investments are defined as trading securities and are stated at market value as determined by the most recently traded price of each security at the balance sheet date. Unrealized gains and losses are included in earnings. Approximately $285,000 of investment gains in 2002, $7,000 of investment losses in 2003, and $19,000 of investment gains in 2004 related to securities held at September 30, 2002, 2003, and 2004, respectively.

    Receivables - Allowances are provided for uncollectible accounts and notes when deemed necessary. Such allowances are based on an account-by-account analysis of collectibility or impairment plus a provision for non-customer specific defaults based upon historical collection experience. Collateral is not required for trade receivables, but Headwaters performs periodic credit evaluations of its customers. Collateral is generally required for notes receivable.

    Inventories - Inventories are stated at the lower of cost or market (net realizable value). Cost includes direct material, direct labor and allocations of manufacturing overhead costs and is determined primarily using the first-in, first-out method.

    Property, Plant and Equipment - Property, plant and equipment are recorded at cost. For significant self-constructed assets, cost includes direct labor and interest. Expenditures for major improvements are capitalized; expenditures for maintenance, repairs and minor improvements are charged to expense as incurred. Assets are depreciated using the straight-line method over their estimated useful lives, limited to the lease terms for improvements to leased assets. Upon the sale or retirement of property, plant and equipment, any gain or loss on disposition is reflected in results of operations, and the related asset cost and accumulated depreciation are removed from the respective accounts.

                            HEADWATERS INCORPORATED

                               September 30, 2004
                                   ___________


    Intangible Assets and Goodwill - Intangible assets consist primarily of identifiable intangible assets obtained in connection with acquisitions (see
    Note 3). Intangible assets are amortized using the straight-line method over their estimated useful lives. Goodwill consists of the excess of the purchase price for businesses acquired over the fair value of identified assets acquired, net of liabilities assumed. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Intangible Assets," goodwill is not amortized, but is tested at least annually for impairment. Goodwill is normally tested as of June 30, using a two-step process that begins with an estimation of the fair value of the reporting unit giving rise to the goodwill (see Note 8).

    Valuation of Long-Lived Assets - Headwaters evaluates the carrying value of long-lived assets, including intangible assets and goodwill, as well as the related amortization periods, to determine whether adjustments to these amounts or to the useful lives are required based on current events and circumstances. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flow from that asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. There were no impairment losses recorded for long-lived assets in any of the years presented.

    Debt Issue Costs - Debt issue costs represent direct costs incurred related to the issuance of long-term debt. These costs are amortized to interest expense over the lives of the respective debt issues using the effective interest method. When debt is repaid early, the portion of unamortized debt issue costs related to the early principal repayment is written off and included in interest expense in the consolidated statements of income.

    Financial Instruments - Derivatives are recorded in the consolidated balance sheets at fair value, as required by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133"). For all periods presented, the fair value of derivatives is $0. Accounting for changes in the fair value of a derivative depends on the intended use of the derivative, which is established at inception.

    For derivatives designated as cash flow hedges and which meet the effectiveness guidelines of SFAS No. 133, changes in fair value, to the extent effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value of a derivative resulting from ineffectiveness, or an excluded component of the gain or loss, is recognized immediately and is recorded with interest expense in the consolidated statements of income.

    Headwaters formally documents all hedge transactions at inception of the contract, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking the derivatives that are designated as hedges to specific assets, liabilities, firm commitments or forecasted transactions. Headwaters also formally assesses the effectiveness of its hedging relationships on an ongoing basis. As described in more detail in Note 9, Headwaters entered into hedge agreements in September 2004 to limit its exposure for interest rate movements, but has not entered into any other hedge transactions.

    Income Taxes - Headwaters accounts for income taxes using the asset and liability approach. Headwaters recognizes deferred income tax assets or liabilities for the expected future tax consequences of events that have been recognized in the financial statements or income tax returns. Deferred income tax assets or liabilities are determined based upon the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply when the differences are expected to be settled or realized. Deferred income tax assets are reviewed periodically based on changing events for recoverability and valuation allowances are provided as necessary. Headwaters files a consolidated federal income tax return with its subsidiaries.

    Research and Development Costs - Research and development costs consist primarily of personnel-related costs and are expensed as incurred.

                            HEADWATERS INCORPORATED

                               September 30, 2004
                                   ___________


    Advertising Costs - Advertising costs are expensed as incurred, except for the cost of certain materials which are capitalized and amortized to expense as the materials are distributed.

    Warranty Costs - Provision is made for warranty costs at the time of sale, based upon established policies and historical experience.

    Contingencies - In accounting for legal matters and other contingencies, Headwaters follows the guidance in SFAS No. 5, "Accounting for Contingencies," under which loss contingencies are accounted for based upon the likelihood of an impairment of an asset or the incurrence of a liability. If a loss contingency is "probable" and the amount of loss can be reasonably estimated, it is accrued. If a loss contingency is "probable," but the amount of loss cannot be reasonably estimated, disclosure is made. If a loss contingency is "reasonably possible," an accrual is made for the most likely amount of loss, if determinable, and disclosure is made of the potential range of loss. Loss contingencies that are "remote" are neither accounted for nor disclosed. Gain contingencies are given no accounting recognition, but are disclosed if material.

    Common Stock Options and Restricted Stock Grants - Headwaters has elected to continue to apply the intrinsic value method as prescribed by APB 25 in accounting for options and restricted stock grants to employees, officers and directors and does not currently plan to change to the fair value method unless required by changes in accounting standards. The alternative fair value method of accounting prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the use of option valuation models that were developed for use in valuing traded stock options, as discussed below. Under APB 25, no compensation expense is recognized for stock options and restricted stock grants to employees, officers and directors when the exercise price of stock options or restricted stock equals or exceeds the market price of Headwaters' common stock on the date of grant.

    In years prior to 1998, certain options were granted with terms considered compensatory. In addition, in 2004, Headwaters issued restricted stock to certain officers and employees, also with terms considered compensatory, because the restricted stock was issued at no cost to the recipients. In such instances, compensation cost is amortized to expense over the applicable vesting period on a straight-line basis. If the fair value provision of SFAS No. 123 would have been applied to all options and restricted stock grants, net income and earnings per share would have been changed to the pro forma amounts shown in the following table.

    (in thousands, except per-share data)                                      2002          2003         2004
    ----------------------------------------------------------------------------------------------------------
    Reported net income                                                    $24,286       $36,631      $64,317
    Add actual amortization expense included in reported net income             93            91          289
    Deduct expense  determined under fair value provision of
      SFAS No. 123                                                          (2,479)       (4,097)      (4,090)
                                                                       ---------------------------------------
    Pro forma net income                                                   $21,900       $32,625      $60,516
                                                                       =======================================

    Basic earnings per share - as reported                                 $  1.00       $  1.35      $  2.02
                             - pro forma                                   $  0.90       $  1.20      $  1.90
    Diluted earnings per share - as reported                               $  0.94       $  1.30      $  1.95
                               - pro forma                                 $  0.85       $  1.16      $  1.83

    The fair values of stock option grants for the years presented were determined using the Black-Scholes option pricing model and the following assumptions: expected stock price volatility of 40% to 90%, risk-free interest rates ranging from 1.3% to 5.0%, weighted average expected option lives of 3 to 5 years, and no dividend yield. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because Headwaters' stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect their fair value, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of stock options and restricted stock.

                            HEADWATERS INCORPORATED

                               September 30, 2004
                                   ___________


    Earnings per Share Calculation - Earnings per share ("EPS") has been computed based on the weighted-average number of common shares outstanding. Diluted EPS computations reflect the increase in weighted-average common shares outstanding that would result from the assumed exercise of outstanding stock options and warrants, calculated using the treasury stock method, and the assumed conversion of convertible securities, using the if-converted method, when such options, warrants, and convertible securities are dilutive.

    Recent Accounting Pronouncements - In September 2004, the Emerging Issues Task Force ("EITF") reached a consensus requiring the inclusion of contingently convertible instruments in diluted EPS calculations. This consensus (EITF Issue 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share") will be effective for periods ending after December 15, 2004 and will require Headwaters to include in its diluted EPS calculation, on an if-converted basis, the additional shares issuable under the terms of Headwaters' outstanding convertible senior subordinated notes described in Note 9. The EITF consensus, when implemented, must be applied to all applicable prior periods, which for Headwaters will be the quarters ended June 30, 2004 and September 30, 2004. See Note 13 for more information on the expected effect on Headwaters' EPS of implementing the EITF consensus.

    Headwaters has reviewed all other recently issued accounting standards, which have not yet been adopted in order to determine their potential effect, if any, on the results of operations or financial position of Headwaters. Based on that review, Headwaters does not currently believe that any of these recent accounting pronouncements will have a significant effect on its current or future financial position, results of operations, cash flows or disclosures.

    Reclassifications - Certain prior year amounts have been reclassified to conform to the current year's presentation. The reclassifications had no effect on net income or total assets.

3.  Acquisitions

    As described in the following paragraphs, Headwaters acquired four companies in 2004 and one company in 2002.

    VFL - On April 9, 2004, Headwaters acquired 100% of the common stock of VFL and assumed all of VFL's outstanding debt. VFL is based in West Chester, Pennsylvania and manages approximately two million tons of CCPs annually. In addition, VFL has operating knowledge relating to the use of low value CCPs in value-added applications. The acquisition of VFL broadens the scope of services that Headwaters' CCP segment offers, as well as its client base, principally on the East coast of the United States and in the Ohio River Valley. VFL's results of operations have been included in Headwaters' consolidated statement of income since April 9, 2004. In connection with the VFL acquisition, Headwaters issued $19,000,000 of notes payable to the VFL stockholders, all of which were repaid in 2004.

    The following table sets forth the total consideration paid to acquire VFL, as preliminarily determined and previously reported, and as finally determined.

    (in thousands)                                   Preliminary          Final
    ----------------------------------------------------------------------------
    Cash paid to VFL stockholders                        $ 3,326        $ 3,982
    Notes payable issued to VFL stockholders              19,000         19,000
    VFL debt assumed by Headwaters                         6,749          6,749
    Costs directly related to acquisition                    225            225
                                                  --------------- --------------
                                                         $29,300        $29,956
                                                  =============== ==============

    The VFL acquisition was accounted for using the purchase method of accounting as required by SFAS No. 141, "Business Combinations." The consideration Headwaters paid for VFL was negotiated at arms length and assets acquired and liabilities assumed were recorded at their estimated fair values as of April 9, 2004. Approximately $11,290,000 of the purchase price was allocated to identifiable intangible assets consisting of contracts with utility companies, industrial clients and municipalities. This amount is being amortized over an estimated average useful life of eight years. The remaining purchase price not attributable to the tangible and identifiable intangible assets was allocated to goodwill, all of which

                            HEADWATERS INCORPORATED

                               September 30, 2004
                                   ___________


    is expected to be tax deductible. All of the intangible assets and goodwill have been allocated to Headwaters' CCP segment.

    The following table sets forth the preliminary and final allocations of the total consideration to the tangible and intangible assets acquired and liabilities assumed.

    (in thousands)                                    Preliminary        Final
    ---------------------------------------------------------------------------
    Cash                                               $       36    $      36
    Trade receivables, net                                  4,287        4,287
    Other assets                                              860          860
    Property, plant and equipment                           8,443        8,808
    Intangible assets acquired - contracts (8 years)       11,290       11,290
    Goodwill                                                7,604        8,125
    Accounts payable and accrued liabilities               (3,220)      (3,450)
                                                     ------------- ------------
         Net assets acquired                           $   29,300    $  29,956
                                                     ============= ============

    Eldorado - On June 2, 2004, Headwaters acquired 100% of the ownership interests of Eldorado Stone LLC ("Eldorado") and paid off all of Eldorado's outstanding debt. Eldorado is based in San Marcos, California and is a leading manufacturer of architectural manufactured stone. With over 700 distributors, Eldorado provides Headwaters with a national platform for expanded marketing of "green" building products, such as mortar and stucco made with reclaimed fly ash from coal combustion. Headwaters expects Eldorado, which is included in its construction materials segment, to provide critical mass and improved margins in Headwaters' efforts to expand the use of fly ash in building products. Eldorado's results of operations have been included in Headwaters' consolidated statement of income since June 2, 2004.

    In connection with the Eldorado acquisition, Headwaters issued $172,500,000 of convertible senior subordinated debt and also borrowed funds under its senior secured revolving credit arrangement and an arrangement with an investment company, the latter two of which were repaid in 2004. Headwaters incurred approximately $6,200,000 of debt issue costs in connection with the issuance of the convertible senior subordinated debt, all of which is described in more detail in Note 9.

    The following table sets forth the total consideration paid to acquire Eldorado.

        (in thousands)
    --------------------------------------------------------------------------
    Cash paid to Eldorado owners                                     $136,982
    Cash paid to retire Eldorado debt and
      related accrued interest                                         69,650
    Costs directly related to acquisition                               3,800
                                                                --------------
                                                                     $210,432
                                                                ==============

    The Eldorado acquisition was accounted for using the purchase method of accounting. The consideration Headwaters paid for Eldorado was negotiated at arms length and assets acquired and liabilities assumed were recorded at their estimated fair values as of June 2, 2004. Eldorado has experienced significant growth over the last two years. Eldorado sells its products through an extensive distribution network. In addition, Eldorado employs a group of talented artists who create the molds used to produce the manufactured stone product. The quality of these molds adds significant value to the end product. Eldorado's manufacturing process, market presence and the quality of its product, including product design and product breadth, are major elements contributing to Eldorado's high value and related purchase price. These items, combined with Eldorado's high growth and extensive distribution network are not separable and, accordingly, contribute to a significant amount of goodwill. Approximately $9,034,000 of the purchase price was allocated to identifiable intangible assets, consisting primarily of non-compete agreements. The intangible assets are being amortized over estimated useful lives ranging from three to ten years, with a combined weighted average life of approximately four years. The remaining purchase price not attributable to the tangible and identifiable

                            HEADWATERS INCORPORATED

                               September 30, 2004
                                   ___________


    intangible assets was allocated to goodwill, most of which is expected to be tax deductible. All of the intangible assets and goodwill have been allocated to Headwaters' construction materials segment.

    The following table sets forth the preliminary and most recent allocations of the total consideration to the tangible and intangible assets acquired and liabilities assumed.

    (in thousands)                                     Preliminary  Most Recent
    ----------------------------------------------------------------------------
    Cash                                                  $    662     $    662
    Trade receivables, net                                  16,051       16,650
    Inventories                                             17,209       16,610
    Other assets                                             3,069        2,553
    Property, plant and equipment                           23,040       23,367
    Intangible assets acquired:
         Non-competition agreements (3 - 3 1/2 years)        6,252        6,252
         Other (5 - 10 years)                                1,901        2,782
    Goodwill                                               160,921      160,263
    Accounts payable and accrued liabilities               (18,673)     (18,707)
                                                      ------------- ------------
         Net assets acquired                              $210,432     $210,432
                                                      ============= ============

    The determination of the final purchase price is subject to potential adjustments, including final agreement with the seller of the working capital acquired at closing. In addition, the purchase price allocation will likely differ from that reflected above after final asset valuation reports are received and a detailed review of all assets and liabilities, including income taxes, has been completed. Pre-acquisition contingencies, which are not material, are included in the value of liabilities assumed as of June 2, 2004 and any change from the recorded amounts is expected to be immaterial. The final purchase price allocation is expected to be completed by March 31, 2005. Any changes to the purchase price allocation are not expected to materially increase or decrease depreciation and amortization expense, but may have a material effect on the amount of recorded goodwill.

    SCP - On July 2, 2004, Headwaters acquired certain assets of SCP and assumed all of SCP's outstanding debt. SCP is based in Alleyton, Texas and is a leading manufacturer of concrete blocks in South Texas, complementing Headwaters' similar operations in Dallas and East Texas. SCP provides Headwaters with modern concrete-based manufacturing facilities and the opportunity to increase the use of CCPs in the manufacture of block and brick. SCP also has an experienced management team and the president of SCP subsequently assumed responsibility for all of Headwaters' construction materials operations other than for Eldorado and Tapco. SCP's results of operations have been included in Headwaters' consolidated statement of income since July 2, 2004.

    The following table sets forth the total consideration paid to acquire SCP.

    (in thousands)
    ---------------------------------------------------------------------------
    Cash paid to SCP owners                                            $25,210
    SCP debt assumed by Headwaters                                       9,787
    Costs directly related to acquisition                                  300
                                                                 --------------
                                                                       $35,297
                                                                 ==============

    Headwaters also agreed to pay an earn-out to the sellers if certain earnings targets are exceeded during the 12 months ending December 31, 2005 (the "earn-out period"). The additional earn-out consideration will be the product of 5.7 times the amount, if any, that earnings before interest, taxes, depreciation and amortization ("EBITDA") of SCP exceeds $5,500,000 during the earn-out period. If any earn-out consideration is paid, which will not occur until 2006, goodwill will be increased accordingly.

    The SCP acquisition was accounted for using the purchase method of accounting. The consideration Headwaters paid for SCP was negotiated at arms

                            HEADWATERS INCORPORATED

                               September 30, 2004
                                   ___________


    length and assets acquired and liabilities assumed were recorded at their estimated fair values as of July 2, 2004. Approximately $6,890,000 of the purchase price was allocated to identifiable intangible assets, consisting primarily of customer relationships. The intangible assets are being amortized over estimated useful lives ranging from two to ten years, with a combined weighted average life of approximately seven years. The remaining purchase price not attributable to the tangible and identifiable intangible assets was allocated to goodwill, substantially all of which is expected to be tax deductible. All of the intangible assets and goodwill have been allocated to Headwaters' construction materials segment.

    The following table sets forth the allocation of the total consideration to the tangible and intangible assets acquired and liabilities assumed.

    (in thousands)
    --------------------------------------------------------------------------
    Cash                                                            $   819
    Trade receivables, net                                            4,247
    Inventories and other assets                                      3,772
    Property, plant and equipment                                    13,500
    Intangible assets acquired:
         Customer relationships (7 1/2 years)                         5,450
         Other (2 - 10 years)                                         1,440
    Goodwill                                                          7,629
    Accounts payable and accrued liabilities                         (1,560)
                                                                --------------
         Net assets acquired                                        $35,297
                                                                ==============

    Tapco - On September 8, 2004, Headwaters acquired 100% of the ownership interests of Tapco and paid off all of Tapco's outstanding debt. Tapco is headquartered in Wixom, Michigan and is a leading designer, manufacturer and marketer of specialty building products used in exterior residential home improvement and construction throughout the United States and Canada. Headwaters expects the Tapco acquisition to further diversify Headwaters' cash flow stream away from its historical reliance on alternative energy. Tapco brings economy of scale and manufacturing expertise that results in some of the lowest manufacturing costs in the siding accessory industry, which is expected to improve margins in Headwaters' construction materials segment. Headwaters may also be able to leverage Tapco's distribution networks to accelerate sales of Headwaters' diverse construction materials product portfolio. Tapco's results of operations have been included in Headwaters' consolidated statement of income beginning September 8, 2004.

    In order to obtain the cash necessary to acquire Tapco, retire the Tapco debt and preferred stock, and repay Headwaters' existing senior debt, Headwaters borrowed $790,000,000 of debt consisting of $640,000,000 of senior secured debt under a first lien with a six and one-half-year term and a floating interest rate, and $150,000,000 of senior secured debt under a second lien with an eight-year term, also with a floating interest rate. The senior secured first lien credit arrangement also includes a $60,000,000 revolver available to Headwaters which carries a 0.75% commitment fee on unused amounts and a floating interest rate on actual borrowings. Headwaters incurred approximately $18,000,000 of debt issue costs in connection with the issuance of the new senior debt, all of which is described in more detail in Note 9.

    The following table sets forth the consideration paid to acquire Tapco.

    (in thousands)
    ---------------------------------------------------------------------------

    Cash paid to Tapco stockholders                                   $388,297
    Cash paid to retire Tapco debt, preferred stock and
      related accrued interest                                         326,703
    Costs directly related to acquisition                                9,000
                                                                  -------------
                                                                      $724,000
                                                                  =============

    The Tapco acquisition was accounted for using the purchase method of accounting. The consideration Headwaters paid for Tapco was negotiated at arms length and assets acquired and liabilities assumed were recorded at

                            HEADWATERS INCORPORATED

                               September 30, 2004
                                   ___________


    their estimated fair values as of September 8, 2004. Tapco has a leading market share in most of its product lines with some lines having a market share greater than 75%. Tapco has the ability to deliver its products within a few days of receiving the order which is appealing to architects, contractors and end users of the product. Tapco also offers wide-ranging product choices delivered through an extensive distribution network throughout the United States. Tapco's products, manufacturing process and distributors are currently substantially different than those utilized by Headwaters' other business units and a substantial amount of sales relate to the remodeling industry. As such, Tapco may further mitigate the cyclical nature of Headwaters' construction materials business in the future. Tapco's primary value, therefore, is due to its significant market presence and manufacturing efficiencies. These values are largely the result of Tapco's manufacturing and distribution capacities, product breadth and workforce which are not separable and, accordingly, contribute to a significant amount of goodwill.

    Approximately $167,300,000 of the estimated purchase price was allocated to estimated identifiable intangible assets consisting primarily of customer relationships, trade names, and patents. The estimated intangible assets have estimated average useful lives ranging from two to twenty years, with a combined weighted average life of approximately 15 years. The remaining purchase price not attributable to the tangible and identifiable intangible assets was allocated to goodwill, which is not expected to be tax deductible. All of the intangible assets and goodwill have been allocated to Headwaters' construction materials segment.

    The following table sets forth a preliminary allocation of the total consideration to the tangible and intangible assets acquired and liabilities assumed.

    (in thousands)
    ----------------------------------------------------------------------------
    Cash                                                             $ 10,317
    Trade receivables, net                                             41,696
    Inventories                                                        16,835
    Other assets                                                        1,232
    Net property, plant and equipment                                  61,376
    Intangible assets acquired:
         Customer relationships (15 years)                             62,000
         Trade names (20 years)                                        62,000
         Patents (10 years)                                            40,000
         Non-competition agreements (2 years)                           3,300
    Goodwill                                                          527,248
    Accounts payable and accrued liabilities                          (33,237)
    Net deferred income tax liabilities                               (68,767)
                                                                   -------------
         Net assets acquired                                         $724,000
                                                                   =============

    The final purchase price and the allocation thereof will differ from that reflected above after final fixed asset and intangible asset valuation reports are received and a detailed review of all assets and liabilities, including income taxes, has been completed. The final purchase price allocation is expected to be completed by June 30, 2005. The final purchase price allocation is not expected to materially increase or decrease depreciation and amortization expense from the amounts recorded in 2004 and the amounts expected to be recorded in future periods, nor is it expected to have a material effect on the identified assets or liabilities, including goodwill.

    Pro Forma Information for 2004 Acquisitions - The following unaudited pro forma financial information for 2003 and 2004 assumes the 2004 acquisitions occurred as of the beginning of the respective years. The pro forma combined results for 2003 combine Headwaters' historical results for the year ended September 30, 2003 with VFL's, Eldorado's, and SCP's historical results for their respective fiscal years ended December 31, 2003 and Tapco's historical results for its fiscal year ended October 31, 2003, after giving effect to certain adjustments, including interest expense and the amortization of intangible assets.

    The pro forma combined results for 2004 combine Headwaters' historical results for the year ended September 30, 2004 with VFL's, Eldorado's, SCP's and Tapco's historical results from October 1, 2003 to their respective

                            HEADWATERS INCORPORATED

                               September 30, 2004
                                   ___________


    acquisition dates, after giving effect to necessary adjustments. Accordingly, VFL's, Eldorado's and SCP's historical results for the three-month period from October 1, 2003 to December 31, 2003 and Tapco's historical results for the one-month period from October 1, 2003 to October 31, 2003 are included in both the pro forma combined results for the year ended September 30, 2003 and the pro forma combined results for the year ended September 30, 2004. Revenues and net income for VFL, Eldorado, SCP and Tapco which are included in both the 2003 and 2004 pro forma results were approximately $67,021,000 and $850,000, respectively.


                                                    Unaudited Pro Forma Results
                                                  ------------------------------
    (in thousands, except per-share data)                   2003           2004
    ----------------------------------------------------------------------------

    Total revenue                                       $764,316       $892,140
    Net income                                            38,818         72,876
    Basic earnings per share                                1.43           2.29
    Diluted earnings per share                              1.38           2.21

    The pro forma results have been prepared for illustrative purposes only. Such information does not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the dates indicated, nor is it indicative of the results that may be expected in future periods.

    Deferred Acquisition Costs - In 2004, Headwaters expensed approximately $848,000 of deferred acquisition costs related to acquisition projects that were abandoned.

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

    In order to obtain the cash necessary to acquire ISG and retire the ISG debt, Headwaters issued $175,000,000 of new debt consisting of $155,000,000 of senior secured debt with a five-year term and a variable interest rate and $20,000,000 of subordinated debt with an approximate five-year term and a fixed interest rate. ISG management participated in one-half, or $10,000,000, of the subordinated debt. Total cash proceeds from the issuance of new debt, net of debt discounts, was $169,950,000. Headwaters also incurred approximately $6,200,000 of debt issue costs to place the new debt, which had an initial combined effective weighted-average interest rate of approximately 9.0%.

    The following table sets forth the total consideration paid to acquire ISG.

    (in thousands, except per-share amount)
    -------------------------------------------------------------------------
    Fair value of Headwaters stock (2,100 shares at
      $15.58 per share)                                             $ 32,718
    Cash paid to ISG stockholders                                     32,700
    Cash paid to retire ISG debt and related
      accrued interest                                               184,638
    Costs directly related to acquisition                              7,800
                                                                 ------------
                                                                    $257,856
                                                                 ============

    The value of Headwaters' 2,100,000 shares of common stock issued was determined using the average market price of Headwaters' stock over a five-day period, consisting of the day the terms of acquisition were agreed to and announced and two days prior to and two days subsequent to that day.

                            HEADWATERS INCORPORATED

                               September 30, 2004
                                   ___________


    The ISG acquisition was accounted for using the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their estimated fair values as of September 19, 2002. An adjusted allocation of the purchase price, which was not materially different from the preliminary allocation, was completed in 2003. The adjustments made related primarily to the completion of property, plant and equipment valuations, income tax returns for ISG for the period ended September 18, 2002 and certain valuations of other liabilities acquired. Approximately $109,164,000 of the purchase price was allocated to identifiable intangible assets consisting primarily of contracts with coal-fired electric power generation plants and patents. This amount is being amortized over the estimated combined useful life of approximately 20 years. The remaining purchase price not attributable to the tangible and identifiable intangible assets was allocated to goodwill, none of which is tax deductible. All of the intangible assets and all of the goodwill were allocated to the CCP segment.

    The following table sets forth the allocation of the total consideration to the tangible and intangible assets acquired and liabilities assumed.

    (in thousands)
    -------------------------------------------------------------------------
    Cash                                                           $ 19,238
    Trade receivables, net                                           33,820
    Inventories and other assets                                     11,794
    Property, plant and equipment                                    48,981
    Intangible assets acquired:
         Contracts (20 years)                                       106,400
         Patents (7 1/2 years)                                        2,764
    Goodwill                                                        107,873
    Accounts payable and accrued liabilities                        (24,294)
    Net deferred income tax liabilities                             (48,720)
                                                                 ------------
         Net assets acquired                                       $257,856
                                                                 ============

4.  Segment Reporting

    Until Headwaters acquired ISG in September 2002, Headwaters operated in and reported as a single industry segment, alternative energy. Since the acquisition of ISG, Headwaters has operated in three business segments, alternative energy, CCPs, and construction materials. VFL operates in the CCP segment and all of the other businesses acquired by Headwaters in 2004 operate in the construction materials segment. These segments are managed and evaluated separately by management based on fundamental differences in their operations, products and services.

    The alternative energy segment includes Headwaters' traditional coal-based solid alternative fuels business and HTI's business of developing catalyst technologies to convert coal and heavy oil into environmentally-friendly, higher-value liquid fuels, as well as nanocatalyst processes and applications. Revenues for this segment primarily include sales of chemical reagents and license fees.

    The CCP segment markets coal combustion products such as fly ash and bottom ash, known as CCPs, to the building products and ready mix concrete industries. Headwaters markets CCPs to replace manufactured or mined materials, such as portland cement, lime, agricultural gypsum, fired lightweight aggregate, granite aggregate and limestone. Headwaters has long-term contracts, primarily with coal-fired electric power generation plants pursuant to which it manages the post-combustion operations for the utilities. CCP revenues consist primarily of product sales with a smaller amount of service revenue.

    Prior to 2004, the businesses in the construction materials segment manufactured and distributed value-added bagged concrete, stucco, mortar and block products. The acquisition of SCP expanded Headwaters' concrete block business and the acquisition of Eldorado added manufactured architectural stone to the construction materials product line. Tapco is a leading designer, manufacturer and marketer of building products used in exterior residential home improvement and construction. Revenues for the construction materials segment consist of product sales to wholesale and retail distributors, contractors and other users of building products and construction materials.

                            HEADWATERS INCORPORATED

                               September 30, 2004
                                   ___________


    The following segment information for has been prepared in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The accounting policies of the segments are the same as those described in Note 2. Performance of the segments is evaluated primarily on operating income. Intersegment sales are immaterial. Segment costs and expenses considered in deriving segment operating income include cost of revenues, depreciation and amortization, research and development, and segment-specific selling, general and administrative expenses. Amounts included in the "Corporate" column represent expenses not specifically attributable to any segment and include administrative departmental costs and general corporate overhead. Segment assets reflect those specifically attributable to individual segments and primarily include accounts receivable, inventories, property, plant and equipment, intangible assets and goodwill. Other assets are included in the "Corporate" column. Segment information for CCPs and construction materials for 2002 represents ISG's results for 12 days. Segment information for CCPs for 2004 includes VFL's results for six months. Segment information for construction materials for 2004 includes Eldorado's results for four months, SCP's results for three months and Tapco's results for 23 days.

                                                                           2002
                                            --------------------------------------------------------------------
                                              Alternative                 Construction
(in thousands)                                   Energy        CCPs         Materials    Corporate     Totals
----------------------------------------------------------------------------------------------------------------
Segment revenue                               $  110,753    $   6,818      $    1,774    $      --   $  119,345
                                            ====================================================================

Depreciation and amortization                 $   (1,265)   $    (380)     $     (32)    $     (83)  $   (1,760)
                                            ====================================================================

Operating income (loss)                       $   48,348    $   1,514      $      118    $  (8,946)  $   41,034
                                            =======================================================
     Net interest income                                                                                    447
     Other income (expense), net                                                                         (1,245)
     Income tax provision                                                                               (15,950)
                                                                                                    ------------
Net income                                                                                           $   24,286
                                                                                                    ============

Capital expenditures                          $      546    $     236      $       --    $      14   $      796
                                            ====================================================================

Segment assets                                $   36,060    $ 286,002      $   21,869    $  28,926   $  372,857
                                            ====================================================================

                                                                           2003
                                            --------------------------------------------------------------------
                                              Alternative                 Construction
(in thousands)                                   Energy        CCPs         Materials    Corporate     Totals
----------------------------------------------------------------------------------------------------------------
Segment revenue                               $  168,342    $ 169,938      $   49,350    $      --   $  387,630
                                            ====================================================================

Depreciation and amortization                 $   (1,254)   $ (10,822)     $    (624)    $    (282)  $  (12,982)
                                            ====================================================================

Operating income (loss)                       $   65,002    $  21,521      $    4,734    $ (14,138)  $   77,119
                                            =======================================================
     Net interest expense                                                                               (15,377)
     Other income (expense), net                                                                         (1,661)
     Income tax provision                                                                               (23,450)
                                                                                                    ------------
Net income                                                                                           $   36,631
                                                                                                    ============

Capital expenditures                          $      166    $   8,297      $      732    $     521   $    9,716
                                            ====================================================================

Segment assets                                $   34,959    $ 283,916      $   22,341    $  32,059   $  373,275
                                            ====================================================================

                                      F-20

                                                    HEADWATERS INCORPORATED

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                                       September 30, 2004
                                                           ___________

                                                                           2004
                                            --------------------------------------------------------------------
                                              Alternative                 Construction
(in thousands)                                   Energy        CCPs         Materials    Corporate     Totals
----------------------------------------------------------------------------------------------------------------
Segment revenue                               $  209,773    $ 210,155      $  134,027    $      --   $  553,955
                                            ====================================================================

Depreciation and amortization                 $   (1,373)   $ (12,617)     $   (6,227)   $    (331)  $  (20,548)
                                            ====================================================================

Operating income (loss)                       $   98,995    $  30,386      $   17,261    $ (18,885)  $  127,757
                                            =======================================================
     Net interest expense                                                                               (18,509)
     Other income (expense), net                                                                         (4,141)
     Income tax provision                                                                               (40,790)
                                                                                                    ------------
Net income                                                                                           $   64,317
                                                                                                    ============

Capital expenditures                          $      745    $   6,037      $    7,036    $     149   $   13,967
                                            ====================================================================

Segment assets                                $   44,156    $ 316,982      $1,104,980    $  74,661   $1,540,779
                                            ====================================================================

5.  Receivables

    Activity in the trade receivables allowance account was as follows.
                                                    Balance at    Charged to    Additions                Balance at
                                                    beginning     expense or      from       Accounts      end of
    (in thousands)                                  of period      revenue    acquisitions  written off    period
    ------------------------------------------- ------------- ------------ ------------- ------------- ------------
    Fiscal year ended September 30, 2002             $     0      $    --       $   412      $    --       $   412
    Fiscal year ended September 30, 2003                 412          516            --         (351)          577
    Fiscal year ended September 30, 2004                 577        2,393         3,131         (998)        5,103

    Notes receivable generally relate to nonoperating activities and accordingly, losses are included in other expense in the consolidated statements of income. Net losses recognized on notes receivable were approximately $743,000 in 2002, $2,142,000 in 2003 and $2,622,000 in 2004.

6.  Inventories

    Inventories consisted of the following at September 30:

    (in thousands)                                             2003        2004
    ----------------------------------------------------------------------------

    Raw materials                                           $ 1,059    $  8,517
    Work in process                                              --         187
    Finished goods                                            6,768      35,108
                                                         -----------------------
                                                            $ 7,827    $ 43,812
                                                         =======================

7.  Property, Plant and Equipment

    Property, plant and equipment consisted of the following at September 30:

                                              Estimated useful
    (in thousands)                                  lives                 2003        2004
    ---------------------------------------------------------------------------------------
    Land and improvements                       8 - 30 years          $ 10,428   $  14,041
    Buildings and improvements                  3 - 40 years            10,128      34,269
    Equipment and vehicles                      2 - 30 years            31,090      88,791
    Dies and molds                             1 1/2 - 10 years             --      28,986
    Construction in progress                                             7,793       8,052
                                                                   ------------------------
                                                                        59,439     174,139
     Less accumulated depreciation                                      (6,696)    (16,528)
                                                                   ------------------------
          Net property, plant and equipment                           $ 52,743   $ 157,611
                                                                   ========================

                             HEADWATERS INCORPORATED

                               September 30, 2004
                                   ___________


    Depreciation expense was approximately $669,000 in 2002, $6,387,000 in 2003 and $11,035,000 in 2004.

8.  Intangible Assets and Goodwill

    Intangible Assets - With the exception of certain disclosures that were not permitted to be early implemented, Headwaters implemented SFAS No. 142 effective with the acquisitions of HTI in August 2001 and ISG in September 2002. Effective October 1, 2002, Headwaters fully implemented SFAS No. 142, which mandates the following disclosures. Headwaters has no identified intangible assets that are not being amortized.

    The following table summarizes the gross carrying amounts and the related accumulated amortization of all amortizable intangible assets as of September 30:

                                                                   2003                             2004
                                                  ------------------------------------------------------------------
                                                         Gross                            Gross
                                     Estimated          Carrying        Accumulated      Carrying        Accumulated
    (in thousands)                 useful lives          Amount        Amortization       Amount        Amortization
    ---------------------------------------------------------------------------------------------------------------
    CCP contracts                  8 - 20 years         $106,400           $5,499        $117,690          $11,524
    Customer relationships      7 1/2 - 15 years              --               --          68,331              452
    Trade names                    5 - 20 years               --               --          63,657              268
    Patents and patented
      technologies                7 1/2 - 15 years        12,464            1,666          52,464            2,969
    Non-competition agreements     2 - 3 1/2 years            --               --          10,422              867
    Other                         9 - 17 1/4 years         1,522              807           3,382            1,063
                                                  -----------------------------------------------------------------
                                                        $120,386           $7,972        $315,946          $17,143
                                                  =================================================================

    Total amortization expense related to intangible assets was approximately $998,000 in 2002, $6,504,000 in 2003 and $9,171,000 in 2004. Total estimated annual amortization expense for fiscal years 2005 through 2009 is shown in the following table.

               Year ending September 30:    (in thousands)
              ---------------------------------------------
                         2005                      $24,449
                         2006                       24,244
                         2007                       21,899
                         2008                       20,350
                         2009                       20,138

    Goodwill - The changes in the carrying amount of goodwill, by segment, are as follows.

                                              Alternative                     Construction
    (in thousands)                              Energy            CCPs         Materials          Total
    -----------------------------------------------------------------------------------------------------
    Balances as of September 30, 2002            $4,258        $109,109        $     --         $113,367
    Adjustment to previously recorded
      purchase price                                 --          (1,236)             --           (1,236)
                                        -----------------------------------------------------------------
    Balances as of September 30, 2003             4,258         107,873              --          112,131
    Goodwill acquired during the year                --           8,125         695,140          703,265
                                        -----------------------------------------------------------------
    Balances as of September 30, 2004            $4,258        $115,998        $695,140         $815,396
                                        =================================================================

    In accordance with the requirements of SFAS No. 142, Headwaters does not amortize goodwill, all of which relates to acquisitions that occurred from 2001 through 2004. SFAS No. 142 requires Headwaters to periodically perform tests for goodwill impairment. Step 1 of the initial impairment test was required to be performed no later than March 31, 2003; thereafter impairment testing is required to be performed no less often than annually, or sooner if evidence of possible impairment arises. Impairment testing is performed at the reporting unit level and Headwaters has identified four reporting units: (i) Headwaters Energy Services (formerly Covol Fuels division) and

                             HEADWATERS INCORPORATED

                               September 30, 2004
                                   ___________


    (ii) HTI (which together comprise the alternative energy segment), (iii) CCPs and (iv) construction materials. Currently, goodwill exists in the HTI, CCPs and construction materials reporting units.

    Step 1 of impairment testing consists of determining and comparing the fair values of the reporting units to the carrying values of those reporting units. If step 1 were to be failed for any of the reporting units, indicating a potential impairment, Headwaters would be required to complete step 2, which is a more detailed test to calculate the implied fair value of goodwill, and compare that value to the carrying value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is required to be recorded.

    Headwaters performed step 1 impairment tests of the recorded goodwill in the HTI and CCPs reporting units as of October 1, 2002, the beginning of fiscal year 2003. Headwaters performed its annual, recurring tests for potential impairment using the dates of June 30, 2003 and 2004. The tests indicated that the fair values of the reporting units exceeded their carrying values at October 1, 2002, June 30, 2003 and June 30, 2004. Accordingly, step 2 of the impairment tests was not required to be performed, and no impairment charge was necessary.

9.  Liabilities

    Other Accrued Liabilities - Other accrued liabilities consisted of the following at September 30:

    (in thousands)                                                             2003           2004
    -----------------------------------------------------------------------------------------------
    Acquisition-related accruals                                            $    --        $24,676
    Cost of product not yet invoiced                                          5,520         10,763
    Unamortized non-refundable license fees                                   3,865          7,227
    Other                                                                    11,002         30,186
                                                                    -------------------------------
                                                                            $20,387        $72,852
                                                                    ===============================
    Long-term Debt - Long-term debt consisted of the following at September 30:

     (in thousands)                                                            2003           2004
    -----------------------------------------------------------------------------------------------
    Senior secured debt                                                    $     --       $790,000

    Convertible senior subordinated notes                                        --        172,500

    Notes payable to a bank                                                      --          9,787

    Senior secured debt with a face amount totaling $114,851                111,766             --

    Senior subordinated debentures with a face amount totaling
      $20,000                                                                19,682             --

    Other                                                                        71            227
                                                                    -------------------------------
                                                                            131,519        972,514
    Less: current portion                                                   (27,475)       (57,873)
                                                                    -------------------------------
    Total long-term debt                                                   $104,044       $914,641
                                                                    ===============================

    New 2004 Senior Secured Credit Agreements - In September 2004 and as amended in October 2004, Headwaters entered into two credit agreements with a syndication of lenders under which a total of $790,000,000 was borrowed under term loan arrangements and which provide for $60,000,000 to be borrowed under a revolving credit arrangement. The proceeds were used to acquire Tapco and repay in full the remaining balance due under Headwaters' former 2004 senior secured credit agreement obtained in March 2004 (see below). The $790,000,000 of term loan borrowings consisted of a first lien term loan in the amount of $640,000,000 and a second lien term loan in the amount of $150,000,000. Both term loans are secured by all assets of Headwaters and are senior in priority to all other debt.

    The first lien term loan bears interest, at Headwaters' option, at either i) the London Interbank Offered Rate ("LIBOR") plus 3.0%, if the "total leverage ratio," as defined, is less than or equal to 3.75:1.0, and if not, at LIBOR plus 3.25%, or ii) the "base rate" plus 2.0%, if the total leverage ratio is less than or equal to 3.75:1.0, and if not, at the base rate plus 2.25%. Base rate is defined as the higher of the rate announced by Morgan

                             HEADWATERS INCORPORATED

                               September 30, 2004
                                   ___________


    Stanley Senior Funding and the overnight rate charged by the Federal Reserve Bank of New York plus 0.5%. The initial interest rate on the first lien debt was set at 6.5%, but was subsequently reduced to approximately 5.4% in October 2004 pursuant to the terms of the agreement. The second lien term loan bears interest, also at Headwaters' option, at either LIBOR plus 5.5%, or the "base rate" plus 4.5%. The initial interest rate on the second lien debt was set at 9.75%, but was subsequently reduced to approximately 8.15% in October 2004 pursuant to the terms of the agreement. Headwaters can lock in new rates for both the first lien and second lien loans for one, two, three or six months. The next rate change will occur in January 2005.

    The first lien term loan is repayable in quarterly installments of principal and interest, with minimum required quarterly principal repayments of $12,000,000 commencing in November 2004 through August 2007, then $4,000,000 through August 2010, with three repayments of approximately $149,333,000 through April 2011, the termination date of the first lien loan agreement. The second lien term loan is due September 2012, with no required principal repayments prior to that time. Interest is generally due on a quarterly basis. There are mandatory prepayments of the first lien term loan in the event of certain asset sales and debt and equity issuances and from "excess cash flow," as defined. Optional prepayments of the first lien term loan are permitted without penalty or premium. Optional prepayments of the second lien term loan are permissible only to the extent Headwaters issues new equity securities and then are further limited to a maximum of $50,000,000, so long as the first lien term loan remains outstanding. Any optional prepayments of the second lien term loan bear a penalty of 3% of prepayments made in the first year, 2% of prepayments made in the second year, and 1% of prepayments made in the third year. Once repaid in full or in part, no further reborrowings under either of the term loan arrangements can be made. In October 2004, Headwaters repaid a total of $24,000,000 of the first lien term loan, which amount otherwise would have been due in November 2004 and February 2005.

    Borrowings under the revolving credit arrangement are generally subject to the terms of the first lien loan agreement and bear interest at either LIBOR plus 1.75% to 2.5%, or the base rate plus 0.75% to 1.5%. Borrowings and reborrowings of any available portion of the $60,000,000 revolver can be made at any time through September 2009, at which time all loans must be repaid and the revolving credit arrangement terminates. The fees for the unused portion of the revolving credit arrangement range from 0.5% to 0.75%. Finally, the credit agreement allows for the issuance of letters of credit, provided there is capacity under the revolving credit arrangement. As of September 30, 2004, three letters of credit totaling $2,070,000 were outstanding, with expiration dates ranging from October 2004 to June 2005.

    The credit agreements contain restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset sales and liens, capital expenditures in excess of $50,000,000 in any fiscal year (increasing to $60,000,000 in 2011) and the payment of dividends, among others. In addition, Headwaters must maintain certain leverage and fixed charge coverage ratios, as those terms are defined in the agreements. Under the most restrictive covenants, contained in the first lien agreement, Headwaters must maintain i) a total leverage ratio of 5.0:1.0 or less, declining periodically to 3.5:1.0 in 2010; ii) a maximum ratio of consolidated senior funded indebtedness minus subordinated indebtedness to EBITDA of 4.0:1.0, declining periodically to 2.5:1.0 in 2010; and iii) a minimum ratio of EBITDA plus rent payments for the four preceding fiscal quarters to scheduled payments of principal and interest on all indebtedness for the next four fiscal quarters of 1.10:1.0 through September 30, 2006, and 1.25:1.0 thereafter. Headwaters is in compliance with all debt covenants as of September 30, 2004.

    As required by the new senior secured credit facility, Headwaters entered into certain other agreements to limit its exposure to interest rate increases. The first set of agreements established the maximum LIBOR rate for $300,000,000 of the senior secured debt at 5.0% through September 8, 2005. The second set of agreements sets the LIBOR rate at 3.71% for $300,000,000 of this debt for the period commencing September 8, 2005 through September 8, 2007. Headwaters accounts for these agreements as cash flow hedges, and accordingly, the fair market value of the hedges is reflected in the consolidated balance sheet as either other assets or other liabilities. The hedges had a fair market value of $0 at September 30, 2004.

    Former 2004 Senior Secured Credit Agreement - In March 2004, Headwaters entered into a credit agreement with a group of banks under which a total of $50,000,000 was borrowed under a term loan arrangement and which, as amended in June 2004, provided for an additional $75,000,000 to be borrowed under a revolving credit arrangement. The initial $50,000,000 of proceeds were used

                             HEADWATERS INCORPORATED

                               September 30, 2004
                                   ___________


    to repay in full the remaining balance due under Headwaters' former 2002 senior secured credit agreement (see below). Debt issuance costs of approximately $1,300,000 were incurred in issuing this debt, all of which was expensed in 2004.

    The term loan was secured by all assets of Headwaters, bore interest at a variable rate linked to the Eurodollar rate or the lenders' base rate, both as defined in the agreement, and was repayable in quarterly installments of $1,250,000 through September 2007, with a final payment of $32,500,000 due November 2007. In connection with the purchase of Eldorado in June 2004, a total of $44,000,000 was borrowed under the revolving credit arrangement, all of which was repaid in June 2004. In connection with the purchase of SCP in July 2004, a total of $20,000,000 was borrowed under the revolving credit arrangement, all of which was repaid in September 2004. Also in September 2004, the remaining balance outstanding under the term loan was repaid in full using proceeds from the new 2004 senior secured credit facility described above.

    Convertible Senior Subordinated Notes - In connection with the Eldorado acquisition, Headwaters issued $172,500,000 of 2 7/8% convertible senior subordinated notes due 2016. These notes are subordinate to the new 2004 senior secured debt described above. Holders of the notes may convert the notes into shares of Headwaters' common stock at a conversion rate of
    33.3333 shares per $1,000 principal amount ($30 conversion price), or approximately 5,750,000 aggregate shares of common stock, contingent upon certain events. The conversion rate adjusts for events related to Headwaters' common stock, including common stock issued as a dividend, rights or warrants to purchase common stock issued to all holders of Headwaters' common stock, and other similar rights or events that apply to all holders of common stock.

    The notes are convertible if any of the following five criteria are met: 1) satisfaction of a market price condition which becomes operative if the common stock trading price reaches $39 per share for a certain period of time prior to June 1, 2011 and at any time after that date; 2) a credit rating, if any, assigned to the notes is three or more rating subcategories below the initial rating, if any; 3) the notes trade at 98% of the product of the common stock trading price and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the notes, except this provision is not available if the closing common stock price is between 100% and 130% of the current conversion price of the notes; 4) Headwaters calls the notes for redemption; and 5) certain corporate transactions occur, including distribution of rights or warrants to all common stockholders entitling them to purchase common stock at less than the current market price or distribution of common stock, cash or other assets, debt securities or certain rights to purchase securities where the distribution has a per share value exceeding 5% of the closing common stock price on the day immediately preceding the declaration date for such distribution. In addition, the notes are convertible if Headwaters enters into an agreement pursuant to which Headwaters' common stock would be converted into cash, securities or other property.

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

    Headwaters has not included the additional shares of common stock contingently issuable under the notes in its 2004 diluted EPS as none of the contingencies have been met. However, as explained in more detail in Note 13, implementation of EITF 04-08 in December 2004 will require Headwaters to include in its diluted EPS calculation, on an if-converted basis, the additional shares issuable under the notes.

    Former 2002 Senior Secured Credit Agreement - In connection with the ISG acquisition in 2002, Headwaters entered into a $175,000,000 senior secured credit agreement with a syndication of lenders, under which a total of $155,000,000 was borrowed as a term loan on the acquisition date. The credit agreement also allowed up to $20,000,000 to be borrowed under a revolving

                             HEADWATERS INCORPORATED

                               September 30, 2004
                                   ___________


    credit arrangement. The debt was issued at a 3% discount and Headwaters received net cash proceeds of $150,350,000. The original issue discount was accreted using the effective interest method and the accretion was recorded as interest expense. The debt was secured by all assets of Headwaters, bore interest at a variable rate linked to the Eurodollar rate or the lenders' base rate, both as defined in the agreement (approximately 5.4% at September 30, 2003) and was repayable in quarterly installments through August 30, 2007.

    During the December 2003 quarter, principal repayments totaling $39,714,000 were made, including $33,471,000 of optional prepayments. During the March 2004 quarter, the remaining balance was repaid in full using available cash and $50,000,000 of proceeds from the former 2004 senior secured credit facility described above. In connection with the full repayment of this debt, non cash interest expense totaling approximately $5,023,000 was recognized in the March 2004 quarter, representing amortization of all of the remaining debt discount and debt issue costs related to this debt.

    Senior Subordinated Debentures - In connection with the ISG acquisition, Headwaters also entered into a $20,000,000 subordinated loan agreement, under which senior subordinated debentures were issued at a 2% discount, with Headwaters receiving net cash proceeds of $19,600,000. The original issue discount was accreted using the effective interest method and the accretion was recorded as interest expense. ISG management participated in one-half, or $10,000,000, of the $20,000,000 of debt issued. The other half was issued to a corporation. The debentures bore interest at 18% and were due in 2007; however, in December 2003, the debentures were repaid in full, including a 4%, or $400,000, prepayment charge paid to the corporation holding $10,000,000 of the debentures. This charge, along with all remaining unamortized debt discount and debt issue costs, is included in interest expense in the consolidated statement of income.

    Notes Payable to a Bank - In connection with the acquisition of SCP, Headwaters assumed SCP's obligations under its notes payable to a bank. The notes require monthly interest and quarterly principal payments and are repayable from April 2007 through April 2015. Two of the notes bear interest at LIBOR plus 0.5%, subject to an interest rate floor of 4.5% (4.5% at September 30, 2004), and the remaining note (in the amount of $1,100,000) bears interest at 0.5% below the bank's base rate (4.25% at September 30, 2004). Because the notes are callable by the bank, Headwaters has included the outstanding balance in current portion of long-term debt in the consolidated balance sheet. The notes are collateralized by certain assets of SCP and contain financial covenants, the most restrictive of which specifies a minimum fixed charge coverage ratio. Headwaters was in compliance with all debt covenants at September 30, 2004.

    Notes Payable to Former VFL Stockholders - In connection with the VFL acquisition, Headwaters issued $19,000,000 of notes payable to the VFL stockholders, $13,000,000 of which was repaid in June 2004 and $6,000,000 of which was repaid in July 2004. The interest rate on $16,000,000 of the notes was 9% and the interest rate on the remaining $3,000,000 of notes was variable.

    Short-term Borrowings with an Investment Bank - Headwaters had an arrangement with an investment bank under which Headwaters could borrow up to 90% of the value of the portfolio of Headwaters' short-term investments with the investment bank, limited to a maximum amount of $20,000,000. Headwaters borrowed $10,000,000 under this arrangement during June 2004, all of which was repaid in June 2004. In July 2004, Headwaters borrowed $6,000,000 under this arrangement, all of which was repaid in July 2004. This arrangement is no longer active.

    Interest Rates and Debt Maturities - The weighted-average interest rate on the face amount of outstanding long-term debt, disregarding amortization of debt issue costs and debt discount, was approximately 7.2% at September 30, 2003 and 6.3% at September 30, 2004. Future maturities of long-term debt as of September 30, 2004 were as follows:

                                                           (in
                     Year ending September 30,          thousands)
                  ------------------------------------------------
                                 2005                    $ 57,873
                                 2006                      48,089
                                 2007                      48,051
                                 2008                      16,001
                                 2009                      16,000
                              Thereafter                  786,500
                                                     -------------
                         Total long-term debt            $972,514
                                                     =============

                             HEADWATERS INCORPORATED

                               September 30, 2004
                                   ___________


    Interest Costs - During 2002, Headwaters incurred total interest costs of approximately $553,000, including approximately $136,000 of non-cash interest expense. No interest costs were capitalized in 2002. During 2003, Headwaters incurred total interest costs of approximately $15,917,000, including approximately $3,857,000 of non-cash interest expense and approximately $230,000 of interest costs that were capitalized. During 2004, Headwaters incurred total interest costs of approximately $19,888,000, including approximately $6,031,000 of non-cash interest expense and approximately $435,000 of interest costs that were capitalized.

10. Fair Value of Financial Instruments

    Headwaters' financial instruments consist primarily of cash and cash equivalents, short-term trading investments, trade and notes receivable, accounts payable and long-term debt. All of these financial instruments except long-term debt are either carried at fair value in the balance sheet or are of a short-term nature. Accordingly, the carrying values for those financial instruments as reflected in the consolidated balance sheets closely approximated their fair values.

    If all of Headwaters' debt outstanding as of September 30, 2003 carried an average interest rate of 7%, management's estimate of the market interest rate as of September 30, 2003, the fair value of Headwaters' total long-term debt at September 30, 2003 would be approximately $131,500,000. With the exception of the 2 7/8% convertible senior subordinated notes due 2016, substantially all of Headwaters' debt outstanding as of September 30, 2004 consisted of variable-rate debt. Using a market interest rate for the convertible senior subordinated notes of approximately 2.3%, the fair value of all outstanding long-term debt as of September 30, 2004 would be approximately $978,892,000. The market interest rate for the convertible senior subordinated notes decreased to approximately 2.3% during the period June 2004 to September 2004 due primarily to the increase in Headwaters' common stock price during the period.

11. Income Taxes

    Headwaters recorded income tax provisions with an effective tax rate of approximately 40%, 39% and 39% in 2002, 2003 and 2004, respectively. The income tax provision consisted of the following for the years ended September 30:

    (in thousands)                                                    2002          2003          2004
    ---------------------------------------------------------------------------------------------------
    Current tax provision:
         Federal                                                   $ 3,490       $20,726       $38,374
         State                                                         920         3,602         3,699
                                                              -----------------------------------------
    Total current tax provision                                      4,410        24,328        42,073

    Deferred tax provision (benefit):
         Federal                                                     9,720          (774)       (1,273)
         State                                                       1,820          (104)          (10)
                                                              -----------------------------------------
    Total deferred tax provision (benefit)                          11,540          (878)       (1,283)
                                                              -----------------------------------------
    Total income tax provision                                     $15,950       $23,450       $40,790
                                                              =========================================

    As of September 30, 2003, Headwaters had deferred tax assets related to federal and state net operating loss ("NOL") carryforwards of approximately $424,000. During 2004, Headwaters utilized its remaining federal NOL carryforwards and as of September 30, 2004, has a deferred tax asset related to state NOL carryforwards of approximately $40,000.

    The provision for income taxes differs from the statutory federal income tax rate due to the following.

    (in thousands)                                                    2002          2003          2004
    ---------------------------------------------------------------------------------------------------
    Tax provision at U.S. statutory rate                           $14,083       $21,028       $36,787
    State income taxes, net of federal tax effect                    1,780         2,352         2,901
    Nondeductible expenses                                              59           302           764
    Other                                                               28          (232)          338
                                                              -----------------------------------------
       Income tax provision                                        $15,950       $23,450       $40,790
                                                              =========================================

                             HEADWATERS INCORPORATED

                               September 30, 2004
                                   ___________


    Headwaters' deferred income tax assets and liabilities, in particular deferred tax liabilities related to intangible assets and property, plant and equipment, changed significantly during 2004 due to the 2004 acquisitions. The components of Headwaters' deferred income tax assets and liabilities were as follows as of September 30:

    (in thousands)                                                                  2003          2004
    ---------------------------------------------------------------------------------------------------
    Deferred tax assets:

         Estimated liabilities                                                  $  1,430     $   3,933
         Unamortized non-refundable license fees                                   1,885         3,672
         Write-down of notes receivable                                            1,606         2,124
         Trade receivable allowances                                                 224         1,136
         Federal and state net operating loss carryforwards                          424            40
         Other                                                                       225           453
                                                                            ---------------------------
              Total deferred tax assets                                            5,794        11,358
                                                                            ---------------------------

    Deferred tax liabilities:
         Intangible asset basis differences                                      (44,439)     (101,042)
         Property, plant and equipment basis differences                          (7,679)      (21,387)
         Interest on convertible senior subordinated notes                            --        (1,081)
         Other                                                                    (3,628)       (5,284)
                                                                            ---------------------------
              Total deferred tax liabilities                                     (55,746)     (128,794)
                                                                            ---------------------------
    Net deferred tax liability                                                  $(49,952)    $(117,436)
                                                                            ===========================

12. Stockholders' Equity

    Preferred Stock - Headwaters has 10,000,000 shares of authorized preferred stock, none of which was issued or outstanding as of September 30, 2003 or 2004.

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

    Restricted Stock Awards - In 2004, Headwaters issued approximately 61,000 shares of restricted common stock to officers and employees, all under terms of the 2003 Stock Incentive Plan. The restricted stock was issued at no cost to the recipients and vests over five years. The weighted average grant date fair value of the restricted stock awards was $23.57 per share. Headwaters amortizes the expense related to the restricted stock awards over the vesting period using the straight-line method, which expense totaled approximately $136,000 in 2004.

    Stock Incentive Plans - In March 2004, Headwaters' stockholders approved an increase in the number of shares available for award grants under Headwaters' 2003 Stock Incentive Plan by 1,500,000. As of September 30, 2004, Headwaters had three stock incentive plans (the "Incentive Plans") under which a total of 5,750,000 shares of common stock were reserved for ultimate issuance. As of September 30, 2004, options or other awards for approximately 1,163,000 shares of common stock could be granted under the Plans.

                             HEADWATERS INCORPORATED

                               September 30, 2004
                                   ___________


    A committee of Headwaters' Board of Directors, or in its absence, the Board (the "Committee"), administers and interprets the Incentive Plans. This Committee is authorized to grant options and other awards both under the Incentive Plans and outside of any Incentive Plan to eligible employees, officers, directors, and consultants of Headwaters. Two of the Incentive Plans provide for the granting of both incentive stock options and non-statutory stock options, as well as other stock awards; the other Incentive Plan provides only for the granting of non-statutory stock options. Terms of options and other awards granted under the Incentive Plans, including vesting requirements, are determined by the Committee. Options granted under the Incentive Plans vest over periods ranging up to ten years, expire ten years from the date of grant and are not transferable other than by will or by the laws of descent and distribution. Incentive stock option grants must meet the requirements of the Internal Revenue Code.

    Stock Options - The following table is a summary of activity for all of Headwaters' stock options, including options not granted under the Incentive Plans, for the years ended September 30:

                                                      2002                   2003                    2004
                                             ----------------------------------------------------------------------
                                                         Weighted-              Weighted-               Weighted-
                                                          average                average                 average
                                                         exercise               exercise                exercise
    (in thousands)                            Shares       price      Shares      price       Shares      price
    ---------------------------------------------------------------------------------------------------------------
    Outstanding at beginning of year             3,283       $ 5.80     2,990       $ 7.56      3,615       $10.88
       Granted                                     611        13.38     1,188        16.45      1,162        26.07
       Exercised                                  (852)        5.02     (514)         4.05       (826)        9.70
       Canceled                                    (52)        6.60      (49)        14.48       (153)       15.80
                                             ----------------------------------------------------------------------
    Outstanding at end of year                   2,990       $ 7.56     3,615       $10.88      3,798       $15.53
                                             ======================================================================

    Exercisable at end of year                   1,898       $ 6.08     1,992       $ 7.51      1,821       $ 8.90
                                             ======================================================================

    Weighted-average fair value of options
      granted during the year below market                     none                   none                    none

    Weighted-average fair value of options
      granted during the year at market                      $ 7.35                 $ 7.16                  $11.21

    Weighted-average fair value of options
      granted during the year above market                     none                   none                    none


    The following table summarizes information about all stock options outstanding at September 30, 2004.

    (in thousands)                      Outstanding options                     Exercisable options
    ----------------------------------------------------------------------------------------------------
                         Weighted-average
                               Number          remaining       Weighted-        Number      Weighted-
                           outstanding at   contractual life    average     exercisable at    average
     Range of exercise     September 30,        in years        exercise    September 30,    exercise
           prices               2004                             price           2004          price
    ----------------------------------------------------------------------------------------------------
          $0.01 to $5.88               873               2.7        $ 3.90             858       $ 3.94
         $8.25 to $13.85               838               6.2         12.33             668        12.07
        $14.05 to $16.97               963               8.4         16.35             295        16.17
        $21.29 to $25.76               502               9.6         23.55              --           --
        $28.31 to $28.49               622              10.0         28.40              --           --
                          -----------------                                 ---------------
                                     3,798                                           1,821
                          =================                                 ===============

                             HEADWATERS INCORPORATED

                               September 30, 2004
                                   ___________


    Stockholder Approval of Options - The following table presents information related to stockholder approval of equity compensation plans, which information currently represents only stock options, as of September 30, 2004.

    (in thousands)
     ------------------------------------------------------------------------------------------------------------
                                           Shares to be       Weighted-average     Shares remaining available
                                            issued upon       exercise price of     for future issuance under
              Plan Category             exercise of options  outstanding options  existing equity compensation plans
    ------------------------------------------------------------------------------------------------------------
    Plans approved by stockholders                    2,559               $14.96                          1,048
    Plans not approved by stockholders                1,239                16.70                            115
                                        ------------------------------------------------------------------------
    Total                                             3,798               $15.53                          1,163
                                        ========================================================================

    As discussed above, Headwaters has three Incentive Plans under which options have been granted. Headwaters has also issued options not covered by any Plan. Stockholders have approved two of the three Incentive Plans. The amounts included in the caption "not approved by stockholders" in the above table represent amounts applicable under the Incentive Plan not approved by stockholders plus all stock options granted outside of any Incentive Plan.

    Common Stock Warrants - As of September 30, 2003, there were warrants outstanding for the purchase of approximately 56,000 shares of common stock at a price of $1.56 per share. The warrants were exercised in 2004 and as of September 30, 2004, there were no warrants outstanding.

13. Earnings per Share

    The following table sets forth the computation of basic and diluted EPS for the years ended September 30:

    (in thousands, except per-share data)                                     2002        2003        2004
    -------------------------------------------------------------------------------------------------------
    Numerator - net income                                                 $24,286     $36,631     $64,317
                                                                       ====================================

    Denominator:
    Denominator for basic earnings per share - weighted-average
      shares outstanding                                                    24,234      27,083      31,774
    Effect of dilutive securities - shares issuable upon exercise of
      options and warrants                                                   1,491       1,112       1,245
                                                                       ------------------------------------
    Denominator for diluted earnings per share - weighted-average
         shares outstanding after assumed exercises                         25,725      28,195      33,019
                                                                       ====================================

    Basic earnings per share                                               $  1.00     $  1.35     $  2.02
                                                                       ====================================

    Diluted earnings per share                                             $  0.94     $  1.30     $  1.95
                                                                       ====================================

    During all periods presented, Headwaters' potentially dilutive securities consisted of options and warrants for the purchase of common stock. Anti-dilutive securities not considered in the diluted EPS calculation totaled approximately 210,000 shares in 2002, 655,000 shares in 2003 and 30,000 shares in 2004. In addition, for 2004, 5,750,000 shares issuable upon conversion of Headwaters' convertible senior subordinated notes represent potentially dilutive securities; however, these shares were not included in the diluted calculation for 2004.

                             HEADWATERS INCORPORATED

                               September 30, 2004
                                   ___________


    In September 2004, the EITF reached a consensus requiring the inclusion in diluted EPS calculations of contingently convertible instruments (EITF Issue 04-08). This consensus will be effective for periods ending after December 15, 2004 and will require Headwaters to include in its diluted EPS calculation, on an if-converted basis, the additional shares issuable under terms of Headwaters' outstanding convertible senior subordinated notes described in Note 9. The EITF consensus, when implemented, must be applied to all applicable prior periods, which for Headwaters will be the quarters ended June 30, 2004 and September 30, 2004. Had Headwaters included the shares issuable upon conversion of the convertible senior subordinated notes in the 2004 EPS calculation using the if-converted method, for the period the notes were outstanding, diluted EPS would have been reduced by $0.07 per share to $1.88 per share. The implementation of EITF Issue 04-08 is expected to have a more significant effect on 2005 and future years' diluted EPS calculations than for 2004 because the convertible senior subordinated notes were outstanding for only four months in 2004.

14. Commitments and Contingencies

    Commitments and contingencies as of September 30, 2004 not disclosed elsewhere, are as follows.

    Leases - Rental expense was approximately $720,000 in 2002, $11,999,000 in 2003 and $14,618,000 in 2004. Headwaters has noncancellable operating leases for certain facilities and equipment. Most of these leases have renewal terms and expire in various years through 2017. As of September 30, 2004, minimum rental payments due under these leases are as follows.

                                                   (in
             Year ending September 30:         thousands)
             --------------------------------------------
                         2005                    $14,787
                         2006                     11,210
                         2007                      9,284
                         2008                      5,507
                         2009                      2,904
                      Thereafter                   4,092
                                            -------------
                                                 $47,784
                                            =============

    Sale, Purchase and Royalty Commitments - Certain CCP contracts with its customers require Headwaters to make minimum sales. Certain other CCP contracts with suppliers require Headwaters to make minimum purchases. Actual sales and purchases under contracts with minimum requirements were $895,000 and $11,446,000, respectively, for 2003 and $1,021,000 and
    $12,498,000, respectively, for 2004. As of September 30, 2004, these minimum requirements are as follows.

                                                (in thousands)
                                        ----------------------------
                                            Minimum        Minimum
          Year ending September 30:           sales       purchases
         -----------------------------------------------------------
                    2005                     $  615       $13,459
                    2006                        515        11,790
                    2007                        375         8,981
                    2008                        375         7,427
                    2009                        375         7,211
                 Thereafter                      63        14,650
                                       ----------------------------
                                             $2,318       $63,518
                                       ============================

    Headwaters currently pays a minimum royalty totaling $500,000 per year on certain net sales. If Headwaters terminates the royalty agreement, a one-time payment of $500,000 is required.

    Eldorado entered into an agreement with an entity which provides for that entity to manufacture and sell product to Eldorado. The agreement contains minimum purchase requirements during the initial term, which runs through October 2007, which aggregate approximately $1,918,000 at September 30, 2004. Amounts purchased under this agreement for the four months ended September 30, 2004 totaled approximately $105,000. The agreement includes both a buy-out option and a put option which become operable under certain conditions.

                             HEADWATERS INCORPORATED

                               September 30, 2004
                                   ___________


    Employee Benefit Plans - Headwaters' Board of Directors has approved three employee benefit plans that were operative during 2002, 2003 and 2004: the Headwaters Incorporated 401(k) Profit Sharing Plan, the 2000 Employee Stock Purchase Plan, and the Headwaters Incorporated Incentive Bonus Plan. Headwaters' Board of Directors also approved a General Employee Bonus Plan that was in place for 2004.

    Substantially all employees of Headwaters are eligible to participate in the 401(k) and Stock Purchase Plans after meeting length of employment requirements. Only designated employees are eligible to participate in the Incentive Bonus Plan. The General Employee Bonus Plan covers substantially all employees not otherwise eligible to participate in any other performance-based bonus compensation arrangement (including the Incentive Bonus Plan and sales commission arrangements). Subsequent to September 30, 2004, Headwaters' Board of Directors also approved a Deferred Compensation Plan for certain designated employees, which plan will be effective as of January 1, 2005.

    401(k) Plan. Under the terms of the 401(k) Plan, eligible employees may elect to make tax-deferred contributions of up to 50% of their compensation, subject to statutory limitations. Headwaters matches employee contributions up to a designated maximum rate and these matching contributions vest after a three-year period. Headwaters is not required to be profitable to make matching contributions.

    Stock Purchase Plan. The 2000 Employee Stock Purchase Plan provides eligible employees with an opportunity to increase their proprietary interest in Headwaters by purchasing Headwaters common stock on favorable terms and to pay for such purchases through payroll deductions. A total of 500,000 shares of common stock were initially reserved for issuance under the Plan, and approximately 307,000 shares are available for future issuance as of September 30, 2004. Under the Plan, employees purchase shares of stock directly from Headwaters, which shares are made available from treasury shares repurchased on the open market. The Plan is intended to comply with
    Section 423 of the Internal Revenue Code, but is not subject to the requirements of ERISA. Employees purchase stock through payroll deductions of 1% to 10% of cash compensation, subject to certain limitations. The stock is purchased in a series of quarterly offerings. The cost per share to the employee is 85% of the lesser of the fair market value at the beginning or the end of the offering period.

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

    General Bonus Plan. Under terms of the General Employee Bonus Plan, a participant's cash bonus is based on the employee's base pay, individual performance during the year and / or the performance of the employee's work unit.

    Acquired Subsidiaries' Benefit Plans. In addition to the plans described above, certain of the subsidiaries acquired by Headwaters in 2004 have or had employee benefit plan obligations. With the exception of Tapco's 401(k) Profit Sharing Plan, which will continue to operate through calendar 2005, all of these acquired subsidiaries' employee benefit plans have been or will be discontinued in the near future. Under the terms of Tapco's Profit Sharing Plan, Tapco has agreed to pay a certain percentage of most employees' salary into the Profit Sharing Plan on behalf of those employees.

    Total expense for all of Headwaters' benefit plans combined was approximately $3,300,000 in 2002, $5,768,000 in 2003 and $14,862,000 in
    2004.

    Medical Insurance - Effective January 1, 2003, Headwaters adopted a self-insured medical insurance plan for its employees and the employees of all of its subsidiaries existing at that time. For the plan year ending December 31, 2004, there is stop-loss coverage for amounts in excess of $100,000 per individual and approximately $7,500,000 in the aggregate. Headwaters has contracted with a third-party administrator to assist in the payment and administration of claims. Insurance claims are recognized as expenses when incurred and include an estimate of costs for claims incurred

                             HEADWATERS INCORPORATED

                               September 30, 2004
                                   ___________


    but not reported at the balance sheet date. As of September 30, 2004, approximately $900,000 is accrued for claims incurred from January through September 30, 2004 that have not been paid or reported.

    Tapco also has a self-insured medical insurance plan covering substantially all of its employees. This plan is administered by a third party and has stop-loss coverage for amounts in excess of $125,000 per individual per year. As of September 30, 2004, approximately $662,000 is accrued for claims incurred that have not been paid or reported.

    Employment Agreements - Headwaters and its subsidiaries have entered into long-term employment agreements with its Chief Executive Officer and 24 other officers and employees. The agreements have original terms ranging from two to five years and are generally renewable by Headwaters, usually for one-year terms. They provide for annual salaries currently ranging from approximately $67,000 to $400,000 annually per person. The annual commitment under all agreements combined is currently approximately $3,715,000. Generally, the agreements provide for termination benefits, ranging from six months' salary up to a maximum period equal to the remaining term of the agreement.

    Incentive Agreements with ISG Principals - In January 2003, Headwaters executed incentive agreements with three of the former stockholders and officers of ISG, all of whom were officers of either Headwaters or ISG following the ISG acquisition. The agreements called for contingent payments totaling up to $5,000,000 in the event of (i) a change in control, as defined, or (ii) continuing employment through September 2004 and an average stock price for Headwaters' common stock for any calendar quarter exceeding $20 per share. The maximum payments would have been required if there had been a change in control prior to October 2004, or if the officers remained employed through September 2004 and the average stock price for any calendar quarter reached $25 per share or more. During 2004, two of the three officers resigned their positions and Headwaters recorded an expense for $1,500,000 related to the obligation to the remaining officer.

    Property, Plant and Equipment - As of September 30, 2004, Headwaters was committed to spend approximately $11,000,000 to complete capital projects that were in various stages of completion.

    Solid Alternative Fuel Facility - In September 2004, Headwaters purchased a 9% variable interest in an entity that owns and operates a coal-based solid alternative fuel production facility, where Headwaters is not the primary beneficiary. Headwaters' minority interest was acquired in exchange for an initial cash payment of $250,000 and an obligation to pay $7,500,000 in monthly installments from October 2004 through December 2007. This obligation, recorded in other accrued liabilities and other long-term liabilities in the consolidated balance sheet, bears interest at an 8% rate. Headwaters also has agreed to make additional payments to the seller based on a pro-rata allocation of the tax credits generated by the facility, and its pro-rata share of operating expenses, also through December 2007. The alternative fuel produced at the facility through December 2007 qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code, and Headwaters is entitled to receive its pro-rata share of such tax credits generated.

    Headwaters has also agreed to purchase an additional 10% interest in the entity upon the earlier of receipt of a private letter ruling for the facility from the IRS, or June 17, 2005. At such time, Headwaters will be required to make an additional cash payment of $250,000 and pay an additional $7,500,000, plus interest, through December 2007, along with other related payments, all as described above. At the time Headwaters purchases the additional 10% interest, Headwaters' pro-rata share of the tax credits will also increase. Headwaters has the ability, under certain conditions, to limit its liability under the fixed payment obligations of $7,500,000 (increasing to $15,000,000); therefore, Headwaters' obligation to support the facility's future operations and make all of the above-described payments is effectively limited to the tax benefits Headwaters receives.

    Joint Venture Obligations - In September 2004, Headwaters entered into an agreement with an international chemical company, based in Germany, to jointly develop and commercialize a process for the direct synthesis of hydrogen peroxide. Under terms of the joint venture agreement, Headwaters paid $1,245,000 for its investment in the joint venture and is further obligated to pay an additional $1,000,000 in 2005 and $1,000,000 in 2006. Headwaters has also committed to fund 50% of the joint venture's research and development expenditures, currently limited to (euro)3,000,000 (approximately $3,700,000 at September 30, 2004), through September 2007.

                             HEADWATERS INCORPORATED

                               September 30, 2004
                                   ___________


    Although there is no legal obligation to do so, the joint venture partners currently have long-range plans to eventually invest in large-scale hydrogen peroxide plants using the process for direct synthesis of hydrogen peroxide.

    Legal or Contractual Matters - Headwaters has ongoing litigation and claims incurred during the normal course of business, including the items discussed below. Headwaters intends to vigorously defend or resolve these matters by settlement, as appropriate. Management does not currently believe that the outcome of these matters will have a material adverse effect on Headwaters' operations, cash flows or financial position. In 2004, Headwaters accrued approximately $1,400,000 of reserves for legal matters because it concluded that claims and damages sought by claimants in excess of that amount were not probable. Our outside counsel believe that unfavorable outcomes are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability of Headwaters. The reserves represent the amounts Headwaters would be willing to pay to reach a settlement. However, these cases raise difficult and complex legal and factual issues, and the resolution of these issues is subject to many uncertainties, including the facts and circumstances of each case, the jurisdiction in which each case is brought, and the future decisions of juries, judges, and arbitrators. Therefore, although management believes that the claims asserted against Headwaters in the named cases lack merit, there is a possibility of material losses in excess of the amounts accrued if one or more of the cases were to be determined adversely against Headwaters for a substantial amount of the damages asserted. Headwaters believes the range of potential loss is from $1,400,000 up to the amounts sought by claimants. It is possible that a change in the estimates of probable liability could occur, and the changes could be significant. Additionally, as with any litigation, these proceedings require that Headwaters incur substantial costs, including attorneys' fees, managerial time, and other personnel resources and costs in pursuing resolution. Costs paid to outside legal counsel for litigation, which comprise the majority of Headwaters' litigation-related costs, totaled approximately $1,700,000 in 2002, $3,000,000 in 2003, and $3,800,000 in
    2004. It is not possible to estimate what these costs will be in future periods.

    Boynton. In October 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. (This technology is distinct from the technology developed by Headwaters.) This action is factually related to an earlier action brought by certain purported officers and directors of Adtech, Inc. That action was dismissed by the United States District Court for the Western District of Tennessee and the District Court's order of dismissal was affirmed on appeal. In the current action, the allegations arise from the same facts, but the claims are asserted by certain purported stockholders of Adtech. In June 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee alleging, among other things, fraud, conspiracy, constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. The plaintiffs seek declaratory relief and compensatory damages in the approximate amount of between $15,000,000 and $25,000,000 and punitive damages. The District Court has dismissed all claims against Headwaters except conspiracy and constructive trust. The Court has scheduled trial for April 2005. Because the resolution of the litigation is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

    AGTC. In March 1996, Headwaters entered into an agreement with AGTC and its associates for certain services related to the identification and selection of synthetic fuel projects. In March 2002, AGTC filed an arbitration demand in Salt Lake City, Utah claiming that it is owed commissions under the 1996 agreement for 8% of the revenues received by Headwaters from the Port Hodder project. AGTC is seeking approximate damages in the arbitration between $520,000 and $14,300,000. Headwaters asserts that AGTC did not perform under the agreement and that the agreement was terminated and the disputes were settled in July 1996. Headwaters filed an answer in the arbitration, denying AGTC's claims and asserting counterclaims against AGTC. The arbitrator conducted hearings during July and August of 2004 and has received a post-arbitration briefing but has not yet issued a decision. Because the resolution of the arbitration is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

    AJG. In December 1996, Headwaters entered into a technology license and proprietary chemical reagent sale agreement with AJG Financial Services, Inc. The agreement called for AJG to pay royalties and to purchase

                             HEADWATERS INCORPORATED

                               September 30, 2004
                                   ___________


    proprietary chemical reagent material from Headwaters. In October 2000, Headwaters filed a complaint in the Fourth District Court for the State of Utah against AJG alleging that it had failed to make payments and to perform other obligations under the agreement. Headwaters asserts claims including breach of contract, declaratory judgment, unjust enrichment and accounting and seeks money damages as well as other relief. AJG's answer to the complaint denied Headwaters' claims and asserted counter-claims based upon allegations of misrepresentation and breach of contract. AJG seeks compensatory damages in the approximate amount of $71,000,000 and punitive damages. Headwaters has denied the allegations of AJG's counter-claims. The court has scheduled trial for January 2005. Because the resolution of the litigation is uncertain, legal counsel cannot express an opinion as to the ultimate amount of recovery or liability. McEwan. In 1995, Headwaters granted stock options to a member of its board of directors, Lloyd McEwan. The director resigned from the board in 1996. Headwaters has declined McEwan's attempts to exercise most of the options on grounds that the options terminated. In June 2004, McEwan filed a complaint in the Fourth District Court for the State of Utah against Headwaters alleging breach of contract, breach of implied covenant of good faith and fair dealing, fraud, and misrepresentation. McEwan seeks declaratory relief as well as compensatory damages in the approximate amount of $2,750,000 and punitive damages. Headwaters has filed an answer denying McEwan's claims and has asserted counterclaims against McEwan. Because resolution of the litigation is uncertain, legal counsel cannot express an opinion as to the ultimate amount of liability or recovery.

    Headwaters Construction Materials Matters. There are litigation and pending and threatened claims made against certain subsidiaries of Headwaters Construction Materials with respect to several types of exterior finish systems manufactured and sold by its subsidiaries for application by contractors on residential and commercial buildings. Typically, litigation and these claims are controlled by such subsidiaries' insurance carriers. The plaintiffs or claimants in these matters have alleged that the structures have suffered damage from latent or progressive water penetration due to some alleged failure of the building product or wall system. The most prevalent type of claim involves alleged defects associated with components of an Exterior Insulation and Finish System ("EIFS") which was produced for a limited time (through 1997) by Best Masonry & Tool Supply and Don's Building Supply. There is a 10-year projected claim period following discontinuation of the product.

    Typically, the claims cite damages for alleged personal injuries and punitive damages for alleged unfair business practices in addition to asserting more conventional damage claims for alleged economic loss and damage to property. To date, claims made against such subsidiaries have been paid by their insurers, with the exception of minor deductibles, although such insurance carriers typically have issued "reservation of rights" letters to Headwaters Resources. None of the cases has gone to trial, and while two such cases involve 100 and 800 homes, respectively, none of the cases includes any claims formally asserted on behalf of a class. While, to date, none of these proceedings have required that Headwaters Resources incur substantial costs, there is no guarantee of insurance coverage or continuing coverage. These and future proceedings may result in substantial costs to Headwaters Resources, including attorneys' fees, managerial time and other personnel resources and costs. Adverse resolution of these proceedings could have a materially negative effect on Headwaters Resources' business, financial condition, and results of operation, and its ability to meet its financial obligations. Although Headwaters Resources carries general and product liability insurance, Headwaters Resources cannot assure that such insurance coverage will remain available, that Headwaters Resources' insurance carrier will remain viable, or that the insured amounts will cover all future claims in excess of Headwaters Resources' uninsured retention. Future rate increases may also make such insurance uneconomical for Headwaters Resources to maintain. In addition, the insurance policies maintained by Headwaters Resources exclude claims for damages resulting from exterior insulating finish systems, or EIFS, that have manifested after March 2003. Because resolution of the litigation and claims is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters Resources' liability.

    Other. Headwaters and its subsidiaries are also involved in other legal proceedings that have arisen in the normal course of business.

    Section 29 Matters (Unaudited)- Headwaters Energy Services' license fees and revenues from sales of chemical reagents depend on the ability of licensees and customers to manufacture and sell qualified synthetic fuels that generate tax credits under Section 29 of the Internal Revenue Code. From time to time, issues arise as to the availability of tax credits, including the items discussed below.

                             HEADWATERS INCORPORATED

                               September 30, 2004
                                   ___________


    Legislation. Under current law, Section 29 tax credits for synthetic fuel produced from coal expire on December 31, 2007. In addition, there have been initiatives from time to time to consider the early repeal or modification of Section 29. For example, during 2004, a bill was introduced in the United States House of Representatives that would repeal the Section 29 credit for synthetic fuel produced from coal. Although it is unlikely that the bill will pass Congress in 2004, the bill could be reintroduced in 2005. If
    Section 29 expires at the end of 2007 or if it is repealed or adversely modified, synthetic fuel facilities would probably either close or substantially curtail production. At this time, given current prices of coal and costs of synthetic fuel production, Headwaters does not believe that production of synthetic fuel will be profitable absent the tax credits. In addition, if Headwaters' licensees close their facilities or materially reduce production activities (whether after 2007, upon earlier repeal or adverse modification of Section 29 or for any other reason), it would have a material adverse effect on the revenues and net income of Headwaters.

    Phase-Out. Section 29 tax credits are subject to phase-out after the average annual wellhead domestic oil price ("reference price") reaches a beginning phase-out threshold price, and is eliminated entirely if the reference price reaches the full phase-out price. For 2003, the reference price was $27.56 per barrel and the phase-out range began at $50.14 and would have fully phased out tax credits at $62.94 per barrel. For 2004, an estimated partial year reference price (through September) is $40.48 per barrel, and an estimate of the phase-out range (using 2% inflation) begins at $51.14 and completes phase-out at $64.20 per barrel. The NYMEX one-day futures trading price on December 1, 2004 was $45.49 per barrel.

    IRS Audits. Licensees are subject to audit by the IRS. The IRS may challenge whether Headwaters Energy Services' licensees satisfy the requirements of
    Section 29, or applicable Private Letter Rulings, including placed-in-service requirements, or may attempt to disallow Section 29 tax credits for some other reason. The IRS has initiated audits of certain licensee-taxpayers who claimed Section 29 tax credits, and the outcome of any such audit is uncertain. In 2004, a licensee announced that IRS field auditors had issued a notice of proposed adjustment challenging the placed-in-service date of three of its synthetic fuel facilities. The licensee believes that the facilities meet the placed-in-service requirement, however, the timing and final results of the audit are unknown. The inability of a licensee to claim Section 29 tax credits would reduce Headwaters' future income from the licensee.

    Senate Permanent Subcommittee on Investigations. On October 29, 2003, the Permanent Subcommittee on Investigations of the Government Affairs Committee of the United States Senate issued a notification of pending investigations. The notification listed the synthetic fuel tax credit as a new item. In March 2004, the Subcommittee described its investigation as follows: "The Subcommittee is continuing its investigation [of] tax credits claimed under
    Section 29 of the Internal Revenue Code for the sale of coal-based synthetic fuels. This investigation is examining the utilization of these tax credits, the nature of the technologies and fuels created, the use of these fuels, and others [sic] aspects of Section 29. The investigation will also address the IRS' administration of Section 29 tax credits." The Subcommittee conducted numerous interviews and received large volumes of data between December 2003 and March 2004. Since that time, to Headwaters' knowledge, there has been little activity regarding the investigation. Headwaters cannot make any assurances as to the timing or ultimate outcome of the Subcommittee investigation, nor can Headwaters predict whether Congress or others may conduct investigations of Section 29 tax credits in the future. The Subcommittee investigation may have a material adverse effect on the willingness of buyers to engage in transactions to purchase synthetic fuel facilities or on the willingness of current owners to operate their facilities, and may materially adversely affect Headwaters' revenues and net income.

    License Fees - Pursuant to the contractual terms of an agreement with a certain licensee, the license fees owed to Headwaters, which accumulated during a period of approximately two and a half years, were placed in escrow for the benefit of Headwaters, pending resolution of an audit of the licensee by the IRS.

    Prior to December 31, 2003, certain accounting rules governing revenue recognition, requiring that the seller's price to the buyer be "fixed or determinable" as well as reasonably certain of collection, appeared to preclude revenue recognition for the amounts placed in escrow because they were potentially subject to adjustment based on the outcome of the IRS audit. Accordingly, none of the escrowed amounts were recognized as revenue in the consolidated statements of income through December 31, 2003. During

                             HEADWATERS INCORPORATED

                               September 30, 2004
                                   ___________


    the March 2004 quarter, the fieldwork for the tax audit of the licensee was completed and there were no proposed adjustments to the tax credits claimed by the licensee. As a result, in March 2004 Headwaters recognized revenue, net of the amount Headwaters was required to pay to a third party, relating to the funds deposited in the escrow account totaling approximately $27,900,000. Approximately $3,000,000 of this amount related to revenue recorded in the March 2004 quarter and approximately $25,000,000 was recorded as revenue related to prior periods. Interest income of approximately $164,000 was also recognized. During the June 2004 quarter, the IRS completed its administrative review of the licensee's tax audit and the escrowed amounts were disbursed from the escrow account and paid to Headwaters.

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

15. Related Party Transactions

    In addition to transactions disclosed elsewhere, Headwaters was involved in the following related party transactions during 2002, 2003 and 2004. Headwaters purchases certain insurance benefits for its employees from various insurance companies for which a director of Headwaters acts as a broker or agent. Gross payments to those insurance companies totaled approximately $532,000 in 2002, $510,000 in 2003 and $1,215,000 in 2004.

    Eldorado purchases product from an entity located in Mexico in which an officer of Eldorado has a minority ownership interest. Costs incurred for materials purchased from this entity were approximately $2,712,000 in 2004. A majority of SCP's transportation costs are paid to a company, two of the principals of which are related to an officer of SCP. Costs incurred in 2004 totaled approximately $970,000.

16. Quarterly Financial Data (unaudited)

    Summarized unaudited quarterly financial data for 2003 and 2004 is as follows.

                                                                                2003
                                                  -----------------------------------------------------------------
                                                     First       Second        Third        Fourth
    (in thousands, except per-share data)           quarter      quarter      quarter    quarter (2)    Full year
    ---------------------------------------------------------------------------------------------------------------
      Net revenue                                    $ 88,709     $ 86,053     $106,396      $106,472     $387,630
      Gross profit (1)                                 30,733       29,394       34,974        34,284      129,385
      Net income (2)                                    8,052        6,789       10,544        11,246       36,631
      Basic earnings per share                           0.30         0.25         0.39          0.41         1.35
      Diluted earnings per share                         0.29         0.24         0.37          0.40         1.30
                                                                                2004
                                                  -----------------------------------------------------------------
                                                     First       Second        Third        Fourth
    (in thousands, except per-share data)           quarter    quarter (3)  quarter (3)  quarter (3)    Full year
    ---------------------------------------------------------------------------------------------------------------
      Net revenue                                    $101,469     $119,521     $134,318      $198,647     $553,955
      Gross profit (1)                                 37,098       57,706       46,446        70,498      211,748
      Net income (3)                                   10,092       18,627       16,060        19,538       64,317
      Basic earnings per share                           0.36         0.57         0.48          0.59         2.02
      Diluted earnings per share                         0.35         0.55         0.47          0.57         1.95
-----------------

(1) Gross profit is derived by subtracting cost of revenues and industry segment depreciation expense from total revenue.

                             HEADWATERS INCORPORATED

                               September 30, 2004
                                   ___________


(2) In the fourth quarter of 2003, revenue and net income were negatively affected by IRS actions which caused certain licensees to temporarily reduce or stop solid alternative fuel production, which caused a decline in license fees and sales of chemical reagents. Also in the fourth quarter of 2003, Headwaters recorded income tax expense at an effective income tax rate of approximately 37%, compared to an effective income tax rate of approximately 40% for the first nine months of the year. The lower rate for the fourth quarter was required to reduce the effective income tax rate for the year to approximately 39%. This reduction was primarily a result of lower expected state income tax expense.

(3) In the second quarter of 2004 Headwaters recognized revenue relating to funds deposited in an escrow account totaling approximately $27,900,000, most of which related to prior periods (see Note 14). In addition, revenue and net income for the third and fourth quarters of 2004 were materially affected by the 2004 acquisitions (see Note 3).