Form 10-Q
period 2004-12-31
HEADWATERS INC
filed 2005-02-07
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-27808

                             HEADWATERS INCORPORATED
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       87-0547337
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      10653 South River Front Parkway, Suite 300
                  South Jordan, Utah                        84095
       ----------------------------------------           ----------
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

The number of shares outstanding of the Registrant's common stock as of January 31, 2005 was 34,020,876.

                             HEADWATERS INCORPORATED

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
                                                                        Page No.
     ITEM 1.  FINANCIAL STATEMENTS (Unaudited):
              Condensed Consolidated Balance Sheets - As of
                September 30, 2004 and December 31, 2004..................... 3

              Condensed Consolidated Statements of Income - For the
                three months ended December 31, 2003 and 2004................ 4

              Condensed Consolidated Statement of Changes in Stockholders'
                Equity - For the three months ended December 31, 2004........ 5

              Condensed Consolidated Statements of Cash Flows - For the
                three months ended December 31, 2003 and 2004................ 6

              Notes to Condensed Consolidated Financial Statements........... 7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS..........................20

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....28

     ITEM 4.  CONTROLS AND PROCEDURES........................................29

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS..............................................29
     ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS....29
     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................29
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............30
     ITEM 5.  OTHER INFORMATION..............................................30
     ITEM 6.  EXHIBITS.......................................................30

SIGNATURES...................................................................31


Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Actual results may vary materially from such expectations. Words such as "expects," "anticipates," "targets," "goals," "projects," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking. For a discussion of the factors that could cause actual results to differ from expectations, please see the caption entitled "Risk Factors" in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2004. There can be no assurance that our results of operations will not be adversely affected by such factors. Unless legally required, we undertake no obligation to revise or update any forward-looking statements for any reason. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Our internet address is www.headwaters.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Our reports can be accessed through the investor relations section of our web site. The information found on our web site is not part of this or any report we file with or furnish to the SEC.

ITEM 1. FINANCIAL STATEMENTS

                                                 HEADWATERS INCORPORATED

                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (Unaudited)

                                                                                           September 30,     December 31,
(in thousands, except per-share data)                                                               2004             2004
--------------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                                                                   $   20,851       $       --
  Short-term trading investments                                                                   6,735               --
  Trade receivables, net                                                                         129,899          108,831
  Inventories                                                                                     43,812           45,778
  Current and deferred income taxes                                                               15,933            4,549
  Other current assets                                                                            13,333           13,381
                                                                                        ----------------------------------
       Total current assets                                                                      230,563          172,539
                                                                                        ----------------------------------
Property, plant and equipment, net                                                               157,611          161,579
                                                                                        ----------------------------------

Other assets:
  Intangible assets, net                                                                         298,803          292,686
  Goodwill                                                                                       815,396          815,396
  Debt issue costs and other assets                                                               38,406           46,242
                                                                                        ----------------------------------
        Total other assets                                                                     1,152,605        1,154,324
                                                                                        ----------------------------------

        Total assets                                                                          $1,540,779       $1,488,442
                                                                                        ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                            $   29,238       $   26,004
  Accrued personnel costs                                                                         26,213           18,470
  Other accrued liabilities                                                                       72,852           59,845
  Current portion of long-term debt                                                               57,873           19,682
                                                                                        ----------------------------------
        Total current liabilities                                                                186,176          124,001
                                                                                        ----------------------------------

Long-term liabilities:
  Long-term debt                                                                                 914,641          902,623
  Deferred income taxes                                                                          121,469          121,469
  Other long-term liabilities                                                                     10,338           15,511
                                                                                        ----------------------------------
        Total long-term liabilities                                                            1,046,448        1,039,603
                                                                                        ----------------------------------
        Total liabilities                                                                      1,232,624        1,163,604
                                                                                        ----------------------------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.001 par value; authorized 50,000 shares; issued and outstanding: 33,775 shares at September 30, 2004 (including 414 shares held in treasury) and 33,988 shares at December 31, 2004 (including 399
    shares held in treasury)                                                                          34               34
  Capital in excess of par value                                                                 235,581          239,127
  Retained earnings                                                                               76,530           89,538
  Treasury stock, at cost                                                                         (2,610)          (2,564)
  Other                                                                                           (1,380)          (1,297)
                                                                                        ----------------------------------
        Total stockholders' equity                                                               308,155          324,838
                                                                                        ----------------------------------
        Total liabilities and stockholders' equity                                            $1,540,779       $1,488,442
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

                                                       3

                                                    HEADWATERS INCORPORATED

                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                          (Unaudited)

                                                                                               Three Months Ended December 31,
                                                                                              --------------------------------
(in thousands, except per-share data)                                                                    2003            2004
------------------------------------------------------------------------------------------------------------------------------
Revenue:
  Sales of chemical reagents                                                                       $   30,881      $   36,777
  License fees                                                                                          9,555          14,598
  Coal combustion products revenues                                                                    45,100          53,052
  Sales of construction materials                                                                      11,933         113,729
  Other revenues                                                                                        4,000             260
                                                                                              --------------------------------
        Total revenue                                                                                 101,469         218,416
                                                                                              --------------------------------

Operating costs and expenses:
  Cost of chemical reagents sold                                                                       21,261          24,558
  Cost of coal combustion products revenues                                                            33,396          40,995
  Cost of construction materials sold                                                                   9,394          76,468
  Other operating costs                                                                                    65              97
  Amortization                                                                                          1,720           6,181
  Research and development                                                                              2,073           2,286
  Selling, general and administrative                                                                  11,511          30,100
                                                                                              --------------------------------
        Total operating costs and expenses                                                             79,420         180,685
                                                                                              --------------------------------

Operating income                                                                                       22,049          37,731
                                                                                              --------------------------------

Other income (expense):
  Interest and net investment income                                                                       48              59
  Interest expense                                                                                     (5,340)        (15,864)
  Loss on note receivable                                                                                (534)             --
  Other, net                                                                                               29          (1,918)
                                                                                              --------------------------------
        Total other income (expense), net                                                              (5,797)        (17,723)
                                                                                              --------------------------------

Income before income taxes                                                                             16,252          20,008

Income tax provision                                                                                   (6,160)         (7,000)
                                                                                              --------------------------------

Net income                                                                                         $   10,092      $   13,008
                                                                                              ================================

Basic earnings per share                                                                           $     0.36      $     0.39
                                                                                              ================================

Diluted earnings per share                                                                         $     0.35      $     0.34
                                                                                              ================================



                                             See accompanying notes.

                                                        4

                                                     HEADWATERS INCORPORATED
                         CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                                          For the Three Months Ended December 31, 2004



                                          Common stock        Capital in                                                 Total
                                       --------------------     excess       Retained    Treasury stock,             stockholders'
(in thousands)                          Shares     Amount    of par value    earnings         at cost       Other       equity
----------------------------------------------------------------------------------------------------------------------------------
Balances as of September 30, 2004        33,775        $34       $235,581      $76,530         $(2,610)    $(1,380)      $308,155

Exercise of stock options                   213         --          1,177                                                   1,177

Tax benefit from exercise of stock
 options                                                            2,020                                                   2,020

15 shares of treasury stock
 transferred to employee stock
 purchase plan, at cost                                               349                           46                        395

Amortization of deferred compensation
 from stock options and restricted
 stock                                                                                                          83             83

Net income for the three months
 ended December 31, 2004                                                        13,008                                     13,008
                                       -------------------------------------------------------------------------------------------
Balances as of December 31, 2004         33,988        $34       $239,127      $89,538         $(2,564)    $(1,297)      $324,838
                                       ===========================================================================================


                                                     See accompanying notes.

                                                                5

                                             HEADWATERS INCORPORATED

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                        Three Months Ended December 31,
                                                                                        -------------------------------
(in thousands)                                                                                     2003            2004
--------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                                     $ 10,092        $ 13,008
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                                                                 3,302          13,670
    Non cash interest expense related to amortization of debt discount and
      debt issue costs                                                                            2,588           1,941
    Income tax benefit from exercise of stock options                                               570           2,020
    Net loss on disposition of property, plant and equipment                                        213             139
    Write-down of note receivable                                                                   534              --
    Decrease (increase) in short-term trading investments                                       (31,711)          6,735
    Other changes in operating assets and liabilities, net                                       (8,472)          4,275
                                                                                            ------------------------------
Net cash provided by (used in) operating activities                                             (22,884)         41,788
                                                                                            ------------------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                                      (3,106)        (11,900)
  Net increase in investments and other assets                                                       --          (1,820)
  Proceeds from disposition of property, plant and equipment                                         24              --
                                                                                            ------------------------------
Net cash used in investing activities                                                            (3,082)        (13,720)
                                                                                            ------------------------------

Cash flows from financing activities:
  Net proceeds from issuance of long-term debt                                                       --             718
  Payments on long-term debt                                                                    (60,106)        (51,209)
  Proceeds from exercise of options                                                               2,228           1,177
  Employee stock purchases                                                                          274             395
  Net proceeds from issuance of common stock                                                     86,438              --
                                                                                            ------------------------------
Net cash provided by (used in) financing activities                                              28,834         (48,919)
                                                                                            ------------------------------

Net increase (decrease) in cash and cash equivalents                                              2,868         (20,851)

Cash and cash equivalents, beginning of period                                                   18,732          20,851
                                                                                            ------------------------------

Cash and cash equivalents, end of period                                                       $ 21,600        $     --
                                                                                            ==============================


Supplemental schedule of non-cash investing and financing activities -
  Purchase of variable interest in solid alternative fuel facility in
  exchange for commitment to make future payments                                              $     --        $  7,500
                                                                                            ==============================


                                                   See accompanying notes.

                                                             6

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)



1.   Nature of Operations and Basis of Presentation

     Organization and Description of Business - Headwaters Incorporated is incorporated in Delaware. Headwaters owns 100% of the following subsidiaries: Headwaters Resources, Inc. and Headwaters Construction Materials, Inc. (the two of which combined were formerly Industrial Services Group, Inc., a Utah-based company acquired by Headwaters in September 2002) ("ISG"); Headwaters Technology Innovation Group, Inc. (formerly Hydrocarbon Technologies, Inc., a New Jersey company acquired in August 2001) ("HTI"); VFL Technology Corporation, a Pennsylvania company acquired in April 2004 ("VFL"); Eldorado Stone, LLC, a Delaware company acquired in June 2004 ("Eldorado"); Southwest Concrete Products, L.P., a Texas company acquired in July 2004 ("SCP"); and Tapco Holdings, Inc., a Michigan company acquired in September 2004 ("Tapco").

     Headwaters' focus is on enhancing the value of energy resources in an environmentally responsible manner; promoting the expanded use of coal combustion products ("CCPs"); developing HTI's energy and nanocatalysis technologies; and expanding Headwaters' construction materials business, including opportunities to utilize products from other Headwaters operations in the production of construction materials. Headwaters currently generates revenue from licensing its chemical technologies to produce solid alternative fuel, from marketing CCPs, and from the sale of construction materials. Headwaters intends to continue to expand its business through growth of existing operations, commercialization of technologies currently being developed, and strategic acquisitions of entities that operate in adjacent industries.

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

     Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters' Annual Report on Form 10-K for the year ended September 30, 2004 ("Form 10-K").

     Headwaters' fiscal year ends on September 30 and unless otherwise noted, future references to 2003 refer to Headwaters' fiscal quarter ended December 31, 2003, and references to 2004 refer to Headwaters' fiscal quarter ended December 31, 2004. The consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling financial interest. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the time required to obtain accurate financial information related to HTI's foreign contracts, for financial reporting purposes HTI's financial statements have historically been consolidated

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)


     with Headwaters' financial statements using a one-month lag. Effective October 1, 2003, Headwaters eliminated this one-month lag because of the decreased significance of HTI's foreign contracts. Accordingly, four months of HTI's results of operations have been included in the consolidated statement of income for 2003. Due to the seasonality of the operations of the CCP and construction materials segments and other factors, Headwaters' consolidated results of operations for 2004 are not indicative of the results to be expected for the full fiscal 2005 year.

     Common Stock Options and Restricted Stock Grants - Headwaters has elected to continue to apply the intrinsic value method as prescribed by APB 25 in accounting for options and restricted stock grants to employees, officers and directors and does not currently plan to change to the fair value method until required by changes in accounting standards (see "Recent Accounting Pronouncements" below). The alternative fair value method of accounting prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the use of option valuation models that were developed for use in valuing traded stock options, as discussed below. Under APB 25, no compensation expense is recognized for stock options and restricted stock grants to employees, officers and directors when the exercise price of stock options or restricted stock equals or exceeds the market price of Headwaters' common stock on the date of grant.

     In years prior to 1998, certain options were granted with terms considered compensatory. In addition, in fiscal 2004, Headwaters issued restricted stock to certain officers and employees, also with terms considered compensatory, because the restricted stock was issued at no cost to the recipients. In such instances, compensation cost is amortized to expense over the applicable vesting period on a straight-line basis. If the fair value provision of SFAS No. 123 would have been applied to all options and restricted stock grants, net income and earnings per share would have been changed to the pro forma amounts shown in the following table.

                                                                                 Three Months Ended December 31,
                                                                                 -------------------------------
     (in thousands, except per-share data)                                                 2003            2004
     -----------------------------------------------------------------------------------------------------------
     Reported net income                                                                $10,092         $13,008
     Add actual amortization expense included in
       reported net income                                                                   23              83
     Deduct expense determined under fair value
       provision of SFAS No. 123                                                           (995)         (1,954)
                                                                                   -----------------------------
     Pro forma net income                                                               $ 9,120         $11,137
                                                                                   =============================

     Basic earnings per share - as reported                                             $  0.36         $  0.39
                              - pro forma                                               $  0.33         $  0.33
     Diluted earnings per share - as reported                                           $  0.35         $  0.34
                                - pro forma                                             $  0.31         $  0.30

     The fair values of stock option grants for 2003 and 2004 were determined using the Black-Scholes option pricing model and the following assumptions: expected stock price volatility of 40%, risk-free interest rates ranging from 1.3% to 4.5%, weighted average expected option lives of 3 to 4 years, and no dividend yield. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Because Headwaters' stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect their fair value, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of stock options and restricted stock.

     Recent Accounting Pronouncements - In September 2004, the Emerging Issues Task Force ("EITF") reached a consensus requiring the inclusion of contingently convertible securities in diluted earnings per share ("EPS") calculations. This consensus (EITF Issue 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share") is effective for periods

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)


     ending after December 15, 2004 and required Headwaters to include in its 2004 diluted EPS calculation, on an if-converted basis, the additional shares issuable under the terms of Headwaters' outstanding convertible senior subordinated notes described in Note 6. The EITF consensus must be applied to all applicable prior periods, which for Headwaters will be the quarters ended June 30, 2004 and September 30, 2004. See Note 8 for more information on the effect on Headwaters' EPS of implementing the EITF consensus.

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123R"), which is effective for interim periods beginning after June 15, 2005. SFAS No. 123R revises SFAS No. 123 and supersedes APB 25 and requires companies to expense the value of employee stock options and similar awards. Pro forma disclosure will not be an alternative. SFAS No. 123R also amends SFAS No. 95, Statement of Cash Flows, to require tax benefits from share-based payments to be reported as a financing cash flow rather than an operating cash flow, as required under current literature.

     Headwaters is studying the implications of SFAS No. 123R and currently expects it to have a material effect on Headwaters' reported financial results of operations, beginning with the quarter ending September 30, 2005, the quarter Headwaters expects to adopt the new standard. SFAS No. 123R permits companies to adopt its requirements using one of two methods:
     i) a "modified prospective" method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date, plus compensation cost under the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date; or ii) a "modified retrospective" method which includes the requirements of the modified prospective method, but also permits companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for either all prior periods, or by restating only the prior interim periods of the year of adoption. Headwaters has not yet determined which method will be used when SFAS No. 123R is adopted.

     The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had Headwaters adopted SFAS No. 123R in prior periods, the impact of this standard would have approximated the impact of SFAS No. 123 as described above in the disclosure of pro forma net income and earnings per share. Adoption of SFAS No. 123R will also reduce net cash flow from operating activities and increase net cash flow from financing activities. While Headwaters cannot estimate what those amounts will be in the future, the amounts for 2003 and 2004 were $570,000 and $2,020,000, respectively.

     Headwaters has reviewed all other recently issued accounting standards, which have not yet been adopted in order to determine their potential effect, if any, on the results of operations or financial position of Headwaters. Based on that review, Headwaters does not currently believe that any of these other recent accounting pronouncements will have a significant effect on its current or future financial position, results of operations, cash flows or disclosures.

     Reclassifications - Certain prior period amounts have been reclassified to conform to the current period's presentation. The reclassifications had no effect on net income or total assets.

2.   Segment Reporting

     The following segment information has been prepared in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The accounting policies of the segments are the same as those described in the notes to the financial statements in Headwaters' Form 10-K. Performance of the segments is evaluated primarily on operating income. Intersegment sales are immaterial. Segment costs and expenses considered in deriving segment operating income include cost of revenues, depreciation and amortization, research and development, and segment-specific selling, general and administrative expenses. Amounts included in the "Corporate" column represent expenses not specifically attributable to any segment and include administrative departmental costs and general corporate overhead. Segment assets reflect those specifically attributable to individual segments and primarily include accounts receivable, inventories, property, plant and equipment, intangible assets and goodwill. Other assets are included in the "Corporate" column.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)


     Segment information for 2004 includes the results of operations for all of the four fiscal 2004 acquisitions described in the Form 10-K, while the segment information for 2003 includes no such results since none of the acquisitions were consummated prior to December 31, 2003.

                                                                Three Months Ended December 31, 2003
                                                ---------------------------------------------------------------------
                                                 Alternative                Construction
     (in thousands)                                Energy        CCPs         Materials      Corporate     Totals
     ----------------------------------------------------------------------------------------------------------------
     Segment revenue                                 $44,436     $ 45,100       $   11,933      $    --   $  101,469
                                                =====================================================================

     Depreciation and amortization                   $  (367)    $ (2,709)      $     (167)     $   (59)  $   (3,302)
                                                =====================================================================

     Operating income (loss)                         $18,536     $  6,323       $      739      $(3,549)  $   22,049
                                                ========================================================
          Net interest expense                                                                                (5,292)
          Other income (expense), net                                                                           (505)
          Income tax provision                                                                                (6,160)
                                                                                                         ------------
     Net income                                                                                           $   10,092
                                                                                                         ============

     Capital expenditures                            $   147     $  2,561       $      386      $    12   $    3,106
                                                =====================================================================
                                                                Three Months Ended December 31, 2004
                                                ---------------------------------------------------------------------
                                                 Alternative                Construction
     (in thousands)                                Energy        CCPs         Materials      Corporate     Totals
     ----------------------------------------------------------------------------------------------------------------
     Segment revenue                                 $51,635     $ 53,052       $  113,729      $    --   $  218,416
                                                =====================================================================

     Depreciation and amortization                   $  (992)    $ (3,166)      $   (9,415)     $   (97)  $  (13,670)
                                                =====================================================================

     Operating income (loss)                         $21,436     $  5,648       $   15,472      $(4,825)  $   37,731
                                                ========================================================
       Net interest expense                                                                                  (15,805)
       Other income (expense), net                                                                            (1,918)
       Income tax provision                                                                                   (7,000)
                                                                                                         ------------
     Net income                                                                                           $   13,008
                                                                                                         ============


     Capital expenditures                            $   413     $  1,175       $   10,175      $   137   $   11,900
                                                =====================================================================

     Segment Assets as of December 31, 2004          $54,207     $307,560       $1,092,251      $34,424   $1,488,442
                                                =====================================================================

3.   Equity Securities

     Authorized Common Stock - In January 2005, Headwaters' Board of Directors approved an increase in the authorized shares of common stock from 50,000,000 to 100,000,000. This action is subject to stockholder approval and will be voted on at the annual meeting of stockholders on March 1, 2005.

     2003 Stock Incentive Plan Awards - During the quarter ended December 31, 2004, Headwaters granted to directors and employees options to purchase approximately 185,000 shares of common stock, all under terms of the 2003 Stock Incentive Plan. The stock options vest over periods ranging from three to five years and have exercise prices ranging from $31.25 to $32.77 per share, the fair market value of Headwaters' common stock on the grant dates.

     SEC Shelf Registrations - Headwaters has an effective universal shelf registration statement on file with the SEC that can be used for the sale of common stock, preferred stock, convertible debt and other securities. Approximately $53,000,000 remains available for future offerings of securities under the shelf registration statement. A prospectus supplement describing the terms of any securities to be issued is required to be filed before any future offering would commence under the registration statement. In January 2005, Headwaters filed another Form S-3 shelf registration statement with the SEC that, once declared effective by the SEC and following the issuance of a prospectus supplement, could be used for the sale of up to $175,000,000 of common stock.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)


4.   Inventories

     Inventories consisted of the following at:

                                               September 30,     December 31,
          (in thousands)                                2004             2004
          --------------------------------------------------------------------

          Raw materials                              $ 8,517          $ 8,484
          Work in process                                187              207
          Finished goods                              35,108           37,087
                                              --------------------------------
                                                     $43,812          $45,778
                                              ================================

5.   Intangible Assets

     Intangible Assets - Headwaters has no identified intangible assets that are not being amortized. The following table summarizes the gross carrying amounts and the related accumulated amortization of all amortizable intangible assets as of:

                                                         September 30, 2004                December 31, 2004
                                                   -------------------------------- --------------------------------
                                                       Gross                            Gross
                                      Estimated       Carrying       Accumulated       Carrying       Accumulated
     (in thousands)                 useful lives       Amount       Amortization        Amount       Amortization
     ---------------------------------------------------------------------------------------------------------------
     CCP contracts                  8 - 20 years         $117,690          $11,524        $117,690          $13,208
     Customer relationships       7 1/2 - 15 years         68,331              452          68,331            1,688
     Trade names                    5 - 20 years           63,657              268          63,657            1,111
     Patents and patented
       technologies                7 1/2 - 15 years        52,464            2,969          52,464            4,222
     Non-competition agreements     2 - 3 1/2 years        10,422              867          10,422            1,885
     Other                         9 - 17 1/4 years         3,382            1,063           3,382            1,146
                                                   --------------- ---------------- --------------- ----------------
                                                         $315,946          $17,143        $315,946          $23,260
                                                   =============== ================ =============== ================

     Total amortization expense related to intangible assets was approximately $1,679,000 and $6,117,000 for 2003 and 2004, respectively. Total estimated annual amortization expense is as follows for the fiscal years presented.

                                                        (in
                   Year ending September 30,         thousands)
                   -------------------------       -------------
                              2005                     $24,449
                              2006                      24,244
                              2007                      21,899
                              2008                      20,350
                              2009                      20,138
                              2010                      19,804

6.    Long-term Debt

     Long-term debt consisted of the following at:
                                                   September 30,    December 31,
         (in thousands)                                  2004            2004
         -----------------------------------------------------------------------
         Senior secured debt                         $790,000        $740,000
         Convertible senior subordinated notes        172,500         172,500
         Notes payable to a bank                        9,787           9,597
         Other                                            227             208
                                                 -----------------------------
                                                      972,514         922,305
         Less: current portion                        (57,873)        (19,682)
                                                 -----------------------------
         Total long-term debt                        $914,641        $902,623
                                                 ============= ===============

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)


     Senior Secured Credit Agreements - In September 2004 and as amended in October 2004, Headwaters entered into two credit agreements with a syndication of lenders under which a total of $790,000,000 was borrowed under term loan arrangements and which provide for $60,000,000 to be borrowed under a revolving credit arrangement. The proceeds were used to acquire Tapco and repay in full the remaining balance due under Headwaters' former senior secured credit agreement obtained in March 2004. The $790,000,000 of term loan borrowings consisted of a first lien term loan in the amount of $640,000,000 and a second lien term loan in the amount of $150,000,000. Both term loans are secured by all assets of Headwaters and are senior in priority to all other debt, with the exception of the specific SCP assets that collateralize the notes payable to banks discussed below.

     The first lien term loan bears interest, at Headwaters' option, at either
     i) the London Interbank Offered Rate ("LIBOR") plus 3.0%, if the "total leverage ratio," as defined, is less than or equal to 3.75:1.0, and if not, at LIBOR plus 3.25%, or ii) the "base rate" plus 2.0%, if the total leverage ratio is less than or equal to 3.75:1.0, and if not, at the base rate plus 2.25%. Base rate is defined as the higher of the rate announced by Morgan Stanley Senior Funding and the overnight rate charged by the Federal Reserve Bank of New York plus 0.5%. The initial interest rate on the first lien debt was set at 6.5%, but was subsequently reduced to approximately 5.4% in 2004 pursuant to the terms of the agreement. The second lien term loan bears interest, also at Headwaters' option, at either LIBOR plus 5.5%, or the "base rate" plus 4.5%. The initial interest rate on the second lien debt was set at 9.75%, but was subsequently reduced to approximately 7.7% in 2004 pursuant to the terms of the agreement. Headwaters can lock in new rates for both the first lien and second lien loans for one, two, three or six months. The most recent rate change, which did not result in a material change, occurred in January 2005.

     The first lien term loan is repayable in quarterly installments of principal and interest, with minimum required quarterly principal repayments of $12,000,000 commencing in November 2004 through August 2007, then $4,000,000 through August 2010, with three repayments of approximately $149,333,000 each through April 2011, the termination date of the first lien loan agreement. The second lien term loan is due September 2012, with no required principal repayments prior to that time. Interest is generally due on a quarterly basis. There are mandatory prepayments of the first lien term loan in the event of certain asset sales and debt and equity issuances and from "excess cash flow," as defined in the agreement. Optional prepayments of the first lien term loan are permitted without penalty or premium. Optional prepayments of the second lien term loan are permissible only to the extent Headwaters issues new equity securities and then are further limited to a maximum of $50,000,000, so long as the first lien term loan remains outstanding. Any optional prepayments of the second lien term loan bear a penalty of 3% of prepayments made in the first year, 2% of prepayments made in the second year, and 1% of prepayments made in the third year. Once repaid in full or in part, no further reborrowings under either of the term loan arrangements can be made. In 2004, Headwaters repaid a total of $50,000,000 of the first lien term loan, which otherwise would have been due during the period from November 2004 through November 2005. As a result of the early repayment of debt, there was an acceleration of amortization of the related debt issue costs totaling approximately $965,000, all of which was charged to interest expense in 2004.

     Borrowings under the revolving credit arrangement are generally subject to the terms of the first lien loan agreement and bear interest at either LIBOR plus 1.75% to 2.5%, or the base rate plus 0.75% to 1.5%. Borrowings and reborrowings of any available portion of the $60,000,000 revolver can be made at any time through September 2009, at which time all loans must be repaid and the revolving credit arrangement terminates. The fees for the unused portion of the revolving credit arrangement range from 0.5% to 0.75%. During 2004, Headwaters borrowed $1,000,000 under terms of the revolving credit arrangement, all of which was repaid prior to December 31, 2004. In January 2005, Headwaters borrowed $12,000,000 under terms of the revolving credit arrangement, all of which was outstanding as of January 31, 2005. Finally, the credit agreement allows for the issuance of letters of credit, provided there is capacity under the revolving credit arrangement. As of December 31, 2004, three letters of credit totaling $2,088,000 were outstanding, with expiration dates ranging from February 2005 to June 2005.

     The credit agreements contain restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset sales and liens, capital expenditures in excess of $50,000,000 in any fiscal year (increasing to $60,000,000 in 2011) and the payment of dividends, among others. In addition, Headwaters must maintain certain leverage and fixed charge coverage ratios, as those terms are defined in the agreements. Under the most restrictive covenants, contained in the first lien agreement, Headwaters must maintain i) a total leverage ratio of 5.0:1.0 or less,

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)


     declining periodically to 3.5:1.0 in 2010; ii) a maximum ratio of consolidated senior funded indebtedness minus subordinated indebtedness to EBITDA of 4.0:1.0, declining periodically to 2.5:1.0 in 2010; and iii) a minimum ratio of EBITDA plus rent payments for the four preceding fiscal quarters to scheduled payments of principal and interest on all indebtedness for the next four fiscal quarters of 1.10:1.0 through September 30, 2006, and 1.25:1.0 thereafter. Headwaters is in compliance with all debt covenants as of December 31, 2004.

     As required by the new senior secured credit facility, Headwaters entered into certain other agreements to limit its variable interest rate exposure. The first set of agreements effectively established the maximum LIBOR rate for $300,000,000 of the senior secured debt at 5.0% through September 8, 2005. The second set of agreements effectively sets the LIBOR rate at 3.71% for $300,000,000 of this debt for the period commencing September 8, 2005 through September 8, 2007. Headwaters accounts for these agreements as cash flow hedges, and accordingly, the fair market value of the hedges is reflected in the consolidated balance sheet as either other assets or other liabilities. The hedges had an immaterial fair market value at December 31, 2004.

     Convertible Senior Subordinated Notes - In connection with the Eldorado acquisition, Headwaters issued $172,500,000 of 2 7/8% convertible senior subordinated notes due 2016. These notes are subordinate to the senior secured debt described above. Holders of the notes may convert the notes into shares of Headwaters' common stock at a conversion rate of 33.3333 shares per $1,000 principal amount ($30 conversion price), or 5,750,000 aggregate shares of common stock, contingent upon certain events. The conversion rate adjusts for events related to Headwaters' common stock, including common stock issued as a dividend, rights or warrants to purchase common stock issued to all holders of Headwaters' common stock, and other similar rights or events that apply to all holders of common stock.

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

     Headwaters has included the additional shares of common stock contingently issuable under the notes in its 2004 diluted EPS calculation, on an if-converted basis, in accordance with the new requirements of EITF 04-08 (see Note 8).

     Notes Payable to a Bank - In connection with the acquisition of SCP in July 2004, Headwaters assumed SCP's obligations under its notes payable to a bank. The notes require monthly interest and quarterly principal payments. Two of the notes bear interest at LIBOR plus 0.5%, subject to an interest rate floor of 4.5% (4.5% at December 31, 2004), and the remaining note (in the amount of $3,000,000) bears interest at 0.5% below the bank's base rate

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)


     (4.75% at December 31, 2004). Because the notes are callable by the bank, Headwaters has included the outstanding balance in current portion of long-term debt in the consolidated balance sheet. The notes are collateralized by certain assets of SCP and contain financial covenants specific to SCP, including a minimum fixed charge coverage ratio, a leverage ratio requirement, and limitations on capital expenditures. Headwaters was in compliance with all debt covenants as of December 31, 2004.

     Interest Costs - During 2003 and 2004, Headwaters incurred total interest costs of approximately $5,501,000 and $15,991,000, respectively, including approximately $2,588,000 and $1,941,000, respectively, of non-cash interest expense and approximately $161,000 and $127,000, respectively, of interest costs that were capitalized. The weighted-average interest rate on the face amount of outstanding long-term debt, disregarding amortization of debt issue costs, was approximately 6.3% at September 30, 2004 and 5.2% at December 31, 2004.

7.   Income Taxes

     Headwaters' effective income tax rate for 2004 was approximately 35%, the estimated rate for the fiscal year ending September 30, 2005. This compares to an effective tax rate of approximately 38% for 2003. The primary reason for the decrease in the effective tax rate is federal income tax credits available as a result of Headwaters' investment in an entity that owns and operates a coal-based solid alternative fuel production facility (see Note
     9). The alternative fuel produced at the facility through December 2007 qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code. Excluding the effect of the tax credits, Headwaters' effective tax rate in 2004 would have been approximately 40%.

8.   Earnings per Share

                                                       Three Months Ended December 31,
     (in thousands, except per-share data)                      2003              2004
     ----------------------------------------------------------------------------------
     Numerator:
     Numerator for basic earnings per share -
       net income                                             $10,092           $13,008
     Interest expense related to convertible
       senior subordinated notes, net of taxes                     --               978
                                                    -----------------------------------
     Numerator for diluted earnings per share -
       net income plus interest expense related
       to convertible notes, net of taxes                     $10,092           $13,986
                                                    ===================================

     Denominator:
     Denominator for basic earnings per share
       - weighted-average shares outstanding                   27,961            33,439
     Effect of dilutive securities:
       Shares issuable upon exercise of
         options and warrants                                   1,121             1,362
       Shares issuable upon conversion of
         convertible senior subordinated notes                     --             5,750
                                                    ----------------- -----------------
     Total potential dilutive shares                            1,121             7,112
                                                    ----------------- -----------------
     Denominator for diluted earnings per
       share - weighted-average shares
       outstanding after assumed exercises
       and conversions                                         29,082            40,551
                                                    ================= =================

     Basic earnings per share                                 $  0.36           $  0.39
                                                    ================= =================

     Diluted earnings per share                               $  0.35           $  0.34
                                                    ================= =================

     In September 2004, the EITF reached a consensus (EITF Issue 04-08) requiring the inclusion of contingently convertible securities in diluted EPS calculations. This consensus is effective for periods ending after December 15, 2004 and required Headwaters to include in its 2004 diluted

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)


     EPS calculation, on an if-converted basis, the additional shares issuable under the terms of Headwaters' outstanding convertible senior subordinated notes described in Note 6. The EITF consensus must be applied to all applicable prior periods, which for Headwaters will be the quarters ended June 30, 2004 and September 30, 2004.

     Anti-dilutive securities not considered in the diluted earnings per share calculation, consisting of out-of-the money options, totaled approximately 15,000 and 110,000 shares for 2003 and 2004, respectively.

9.   Commitments and Contingencies

     Commitments and contingencies as of December 31, 2004 not disclosed elsewhere, are as follows:

     Employee Benefit Plans - In 2004, Headwaters' Board of Directors approved a Deferred Compensation Plan for certain designated employees, which plan became effective on January 1, 2005. In January 2005, Headwaters' Board of Directors adopted, subject to stockholder approval, the Headwaters Incorporated Long Term Incentive Compensation Plan ("LTIP") under which employees of Headwaters selected to participate by the Compensation Committee will be eligible to receive long-term incentive-based compensation. The LTIP will be voted on at the annual meeting of stockholders on March 1, 2005.

     Medical Insurance - Effective January 1, 2003, Headwaters adopted a self-insured medical insurance plan for its employees and the employees of all of its subsidiaries existing at that time. For the plan year ended December 31, 2004, there is stop-loss coverage for amounts in excess of $100,000 per individual and approximately $7,500,000 in the aggregate. Headwaters has contracted with a third-party administrator to assist in the payment and administration of claims. Insurance claims are recognized as expenses when incurred and include an estimate of costs for claims incurred but not reported at the balance sheet date. As of December 31, 2004, approximately $869,000 is accrued for claims incurred from January through December 31, 2004 that have not been paid or reported.

     Tapco also has a self-insured medical insurance plan covering substantially all of its employees. This plan is administered by a third party and for the plan year ended December 31, 2004 has stop-loss coverage for amounts in excess of $125,000 per individual per year. As of December 31, 2004, approximately $743,000 is accrued for claims incurred that have not been paid or reported.

     Property, Plant and Equipment - As of December 31, 2004, Headwaters was committed to spend approximately $12,600,000 to complete capital projects that were in various stages of completion.

     Solid Alternative Fuel Facility - In September 2004, Headwaters purchased a 9% variable interest in an entity that owns and operates a coal-based solid alternative fuel production facility, where Headwaters is not the primary beneficiary. In December 2004, Headwaters purchased an additional 10% variable interest in this same entity. Headwaters' 19% minority interest was acquired in exchange for initial cash payments totaling $500,000 and an obligation to pay $15,000,000 in monthly installments from October 2004 through December 2007. This obligation, recorded in other accrued liabilities and other long-term liabilities in the consolidated balance sheet, bears interest at an 8% rate. Headwaters also has agreed to make additional payments to the seller based on a pro-rata allocation of the tax credits generated by the facility, and its pro-rata share of operating expenses, also through December 2007. These additional payments and operating expenses, along with the amortization of the $15,500,000 investment, are recorded in other expense in the consolidated statement of income.

     The alternative fuel produced at the facility through December 2007 qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code, and Headwaters is entitled to receive its pro-rata share of such tax credits generated. Headwaters has the ability, under certain conditions, to limit its liability under the fixed payment obligations of $15,000,000; therefore, Headwaters' obligation to support the facility's future operations and make all of the above-described payments is effectively limited to the tax benefits Headwaters receives.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)


     Joint Venture Obligations - In September 2004, Headwaters entered into an agreement with an international chemical company, based in Germany, to jointly develop and commercialize a process for the direct synthesis of hydrogen peroxide. Under terms of the joint venture agreement, Headwaters paid $1,245,000 for its investment in the joint venture and is further obligated to pay an additional $1,000,000 in 2005 and $1,000,000 in 2006. Headwaters has also committed to fund 50% of the joint venture's research and development expenditures, currently limited to (euro)3,000,000 (approximately $4,100,000 at December 31, 2004), through September 2007. Although there is no legal obligation to do so, the joint venture partners currently have long-range plans to eventually invest in large-scale hydrogen peroxide plants using the process for direct synthesis of hydrogen peroxide.

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

     In fiscal 2004, Headwaters accrued approximately $1,400,000 of reserves for legal matters because it concluded that claims and damages sought by claimants in excess of that amount were not probable. During the quarter ended December 31, 2004, Headwaters expensed $270,000 for legal matters. Our outside counsel believe that unfavorable outcomes are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability of Headwaters. The reserves represent the amounts Headwaters would be willing to pay to reach a settlement. However, these cases raise difficult and complex legal and factual issues, and the resolution of these issues is subject to many uncertainties, including the facts and circumstances of each case, the jurisdiction in which each case is brought, and the future decisions of juries, judges, and arbitrators. Therefore, although management believes that the claims asserted against Headwaters in the named cases lack merit, there is a possibility of material losses in excess of the amounts accrued if one or more of the cases were to be determined adversely against Headwaters for a substantial amount of the damages asserted.

     Headwaters currently believes the range of potential loss, excluding costs for outside counsel, is from $520,000 up to the amounts sought by claimants. It is possible that a change in the estimates of probable liability could occur, and the changes could be significant. Additionally, as with any litigation, these proceedings require that Headwaters incur substantial costs, including attorneys' fees, managerial time, and other personnel resources and costs in pursuing resolution. Costs paid to outside legal counsel for litigation, which comprise the majority of Headwaters' litigation-related costs, totaled approximately $462,000 in 2003 and $1,609,000 in 2004. It is not possible to estimate what these costs will be in future periods.

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

     AGTC. In March 1996, Headwaters entered into an agreement with AGTC and its associates for certain services related to the identification and selection of synthetic fuel projects. In March 2002, AGTC filed an arbitration demand in Salt Lake City, Utah claiming that it is owed commissions under the 1996 agreement for 8% of the revenues received by Headwaters from the Port

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)


     Hodder project. AGTC is seeking approximate damages in the arbitration between $520,000 and $14,300,000. Headwaters asserts that AGTC did not perform under the agreement and that the agreement was terminated and the disputes were settled in July 1996. Headwaters filed an answer in the arbitration, denying AGTC's claims and asserting counterclaims against AGTC. The arbitrator conducted hearings during July and August of 2004 and has received a post-arbitration briefing and issued a decision on December 17, 2004. The arbitrator found liability against Headwaters in the amount of $520,000 plus prejudgment interest in the amount of approximately $403,000, all of which was accrued as of December 31, 2004 and paid in January 2005 in full settlement of the matter.

     AJG. In December 1996, Headwaters entered into a technology license and proprietary chemical reagent sale agreement with AJG Financial Services, Inc. The agreement called for AJG to pay royalties and to purchase proprietary chemical reagent material from Headwaters. In October 2000, Headwaters filed a complaint in the Fourth District Court for the State of Utah against AJG alleging that it had failed to make payments and to perform other obligations under the agreement. Headwaters asserts claims including breach of contract, declaratory judgment, unjust enrichment and accounting and seeks money damages as well as other relief. AJG's answer to the complaint denied Headwaters' claims and asserted counter-claims based upon allegations of misrepresentation and breach of contract. AJG seeks compensatory damages in the approximate amount of $71,000,000 and punitive damages. Headwaters has denied the allegations of AJG's counter-claims. This litigation reached the trial phase in January 2005 and is anticipated to conclude in February 2005. Because the resolution of the litigation is uncertain, legal counsel cannot express an opinion as to the ultimate amount of recovery or liability.

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

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)


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

     Section 29 Matters - Headwaters Energy Services' license fees and revenues from sales of chemical reagents depend on the ability of licensees and customers to manufacture and sell qualified synthetic fuels that generate tax credits under Section 29 of the Internal Revenue Code. From time to time, issues arise as to the availability of tax credits, including the items discussed below.

     Legislation. Under current law, Section 29 tax credits for synthetic fuel produced from coal expire on December 31, 2007. In addition, there have been initiatives from time to time to consider the early repeal or modification of Section 29. For example, during calendar 2004, a bill was introduced in the United States House of Representatives that would repeal the Section 29 credit for synthetic fuel produced from coal. Although the bill did not pass Congress in calendar 2004, the bill could be reintroduced in 2005. If Section 29 expires at the end of 2007 or if it is repealed or adversely modified, synthetic fuel facilities would probably either close or substantially curtail production. At this time, given current prices of coal and costs of synthetic fuel production, Headwaters does not believe that production of synthetic fuel will be profitable absent the tax credits. In addition, if Headwaters' licensees close their facilities or materially reduce production activities (whether after 2007, or upon earlier repeal or adverse modification of Section 29, or for any other reason), it would have a material adverse effect on the revenues and net income of Headwaters.

     Phase-Out. Section 29 tax credits are subject to phase-out after the average annual wellhead domestic oil price ("reference price") reaches a beginning phase-out threshold price, and is eliminated entirely if the reference price reaches the full phase-out price. For calendar 2003, the reference price was $27.56 per barrel and the phase-out range began at $50.14 and would have fully phased out tax credits at $62.94 per barrel. For calendar 2004, an estimated partial year reference price (through November 2004) is $36.80 per barrel, and an estimate of the phase-out range (using 2% inflation) begins at $51.14 and completes phase-out at $64.20 per barrel. The one-day cash trading price on January 31, 2005 was $47.76 per barrel.

     IRS Audits. Licensees are subject to audit by the IRS. The IRS may challenge whether Headwaters Energy Services' licensees satisfy the requirements of Section 29, or applicable Private Letter Rulings, including placed-in-service requirements, or may attempt to disallow Section 29 tax credits for some other reason. The IRS has initiated audits of certain licensee-taxpayers who claimed Section 29 tax credits, and the outcome of any such audit is uncertain. In calendar 2004, a licensee announced that IRS field auditors had issued a notice of proposed adjustment challenging the placed-in-service date of three of its synthetic fuel facilities. The licensee believes that the facilities meet the placed-in-service requirement, however, the timing and final results of the audit are unknown. The inability of a licensee to claim Section 29 tax credits would reduce Headwaters' future income from the licensee.

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

     License Fees - Pursuant to the contractual terms of an agreement with a certain licensee, this licensee has set aside substantial amounts for working capital and other operational contingencies as provided for in the contractual agreements. These amounts may eventually be paid out to various parties having an interest in the cash flows from the licensee's operations, including Headwaters, if they are not used for working capital and other operational contingencies. As a result, Headwaters currently expects to receive at some future date a portion of those reserves, the amount of which is not currently determinable and therefore, not recognizable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto included elsewhere herein. Headwaters' fiscal year ends on September 30 and unless otherwise noted, future references to 2003 refer to Headwaters' fiscal quarter ended December 31, 2003, and references to 2004 refer to Headwaters' fiscal quarter ended December 31, 2004.

Introduction

         Over the last three years, Headwaters has executed on its two-fold plan of maximizing cash flow from its existing operating business units and diversifying revenues from over-reliance on the alternative energy segment. With the addition of the CCP management and marketing business through the acquisition of ISG in 2002, and the growth of the construction materials business culminating in the acquisitions of Eldorado and Tapco in fiscal 2004, Headwaters has achieved revenue growth and diversification into three business segments. Because Headwaters has also incurred increased indebtedness to make strategic acquisitions and related capital expenditures, one of management's key financial objectives is to continue to focus on increased cash flows for purposes of reducing indebtedness as quickly as possible.

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

         As a result of its diversification into CCPs and construction materials, Headwaters is affected by seasonality, with its highest revenues produced in the June and September quarters. With CCPs, Headwaters' strategy is to continue to negotiate long-term contracts so that it may invest in transport and storage infrastructure for the marketing and sale of CCPs. Headwaters also intends to continue to expand usage of high value CCPs, develop uses for lower value CCPs and expand usage of CCPs both in its construction products and the industry in general.

         Headwaters' acquisitions of Eldorado and Tapco have created a concentration in the residential housing market; however, the cyclicality and interest-rate sensitivity of this business is mitigated by the fact that approximately 75% of Tapco's products are used in the home improvement and remodeling market, which is typically counter cyclical to the new construction market because remodeling is generally less expensive than a new home and is often required to maintain older homes and preserve their value. As a result, during economic downturns, Tapco's products have experienced strong growth rates. In light of Headwaters' leading market shares in Eldorado's and Tapco's markets, Headwaters will need to increase production capacity for Eldorado and develop and promote new products from Tapco in order to continue the current growth rate in this segment.

         In fiscal 2005, Headwaters is focusing on integration of its new acquisitions, including the marketing of diverse construction materials products through its national distribution network, and expansion of the corporate infrastructure necessary to provide the information and services that the business segments need to operate at optimal levels. Headwaters is highly leveraged as a result of the fiscal 2004 acquisitions. This leverage makes continued diversification at historical levels more difficult. Headwaters intends to focus on repaying its current debt as quickly as possible while continuing to look for diversification opportunities within prescribed parameters.

Consolidation, Acquisitions and Segments

         Consolidation and Acquisitions. The consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling financial interest. Headwaters also consolidates any variable interest entities for which it is the primary beneficiary; however, as of December 31, 2004, there are none. For investments in companies in which Headwaters has a significant influence over operating and financial decisions (generally defined as owning a voting or economic interest of 20% to 50%), Headwaters applies the equity method of accounting. In instances where Headwaters' investment is less than 20% and significant influence does not exist, investments are carried at cost. All significant intercompany transactions and accounts are eliminated in consolidation.

         Headwaters acquired VFL on April 9, 2004, Eldorado Stone on June 2, 2004, SCP on July 2, 2004, and Tapco on September 8, 2004. Accordingly, these entities' results of operations have been consolidated with Headwaters' 2004 results, but the 2003 results includes nothing related to these companies because none of the acquisitions were consummated prior to December 31, 2003. Due to the significance of these acquisitions, in many instances the 2004 consolidated financial statements and components of those financial statements included in the following discussion and analysis are not comparable to the 2003 financial statements or components thereof. Also, due to the seasonality of the operations of the CCP and construction materials segments and other factors, Headwaters' consolidated results of operations for 2004 are not indicative of the results to be expected for the full fiscal 2005 year.

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

         As described in more detail in Note 3 to the consolidated financial statements in the Form 10-K, the determination of the final purchase price, and the allocation thereof, for both Eldorado and Tapco has not been finalized.

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

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

         The information set forth below compares Headwaters' operating results for the three months ended December 31, 2004 ("2004") with operating results for the three months ended December 31, 2003 ("2003").

         Revenue. Total revenue for 2004 increased by $116.9 million or 115% to $218.4 million as compared to $101.5 million for 2003. The major components of revenue are discussed in the sections below.

         Sales of Chemical Reagents. Chemical reagent sales during 2004 were $36.8 million with a corresponding direct cost of $24.6 million. Chemical reagent sales during 2003 were $30.9 million with a corresponding direct cost of $21.3 million. The increase in chemical reagent sales during 2004 was due primarily to significantly increased synthetic fuel production by Headwaters' licensees (resulting in increased sales of $2.2 million) and by customers with which Headwaters does not have a license agreement (resulting in increased sales of $3.7 million). Of the increased sales to customers, $1.7 million represents sales of chemical reagent to the entity that owns and operates a coal-based solid alternative fuel production facility in which Headwaters initially invested in September 2004 (see Note 9 to the consolidated financial statements). It is not possible to predict the trend of sales of chemical reagents. The gross margin percentage for 2004 of 33% was 2% higher than for 2003, due primarily to changes in customer mix.

         License Fees. During 2004, Headwaters recognized license fee revenue totaling $14.6 million, an increase of $5.0 million or 52% over $9.6 million of license fee revenue recognized during 2003. The primary reason for the increase in license fee revenue in 2004 compared to 2003 was the recognition in 2004 of $4.0 million of revenue from one of Headwaters' licensees for which no revenue was recognized in 2003. For more information about the revenue related to this licensee, see "License Fee Revenue Recognition" in the "Critical Accounting Policies and Estimates" section of Headwaters' Form 10-K. Also, pursuant to the contractual terms of the agreement with this same licensee, this licensee has set aside substantial amounts for working capital and other operational contingencies as provided for in the contractual agreements. These amounts may eventually be paid out to various parties having an interest in the cash flows from the licensee's operations, including Headwaters, if they are not used for working capital and other operational contingencies. As a result, Headwaters currently expects to receive at some future date a portion of those reserves, the amount of which is not currently determinable and therefore, not recognizable.

         CCP Revenues. CCP revenues for 2004 were $53.1 million with a corresponding direct cost of $41.0 million. CCP revenues for 2003 were $45.1 million with a corresponding direct cost of $33.4 million. The increase in CCP revenues during 2004 was due primarily to the acquisition of VFL in April 2004 (VFL's revenues for 2004 totaled $8.6 million). The gross margin percentage decreased from 2003 to 2004 by approximately 3% due primarily to VFL (which typically has lower gross margins than the legacy CCP business), one-time benefits realized in 2003 from the renegotiation of a long-term materials contract, and adverse weather conditions in Texas in 2004.

         Sales of Construction Materials. Sales of construction materials during 2004 were $113.7 million with a corresponding direct cost of $76.5 million. Sales of construction materials during 2003 were $11.9 million with a corresponding direct cost of $9.4 million. The increase in sales of construction materials during 2004 was due primarily to the acquisitions of Eldorado in June 2004, SCP in July 2004 and Tapco in September 2004. Revenues for these acquired companies for 2004 totaled $102.0 million. The increase in gross margin percentage from 2003 to 2004 was due primarily to significantly higher margins from the operations of the acquired businesses.

         Amortization. These costs increased by $4.5 million to $6.2 million in 2004 from $1.7 million in 2003. The increase was primarily attributable to the fiscal 2004 acquisitions and the resulting increases in amortizable intangible assets. For this same reason, Headwaters expects fiscal 2005 amortization expense to be substantially higher than it was for fiscal 2004.

         Research and Development. Research and development expenses increased by $0.2 million to $2.3 million in 2004 from $2.1 million in 2003. The increase was primarily attributable to increased HTI research and development activities, partially offset by an extra month of HTI expenses in 2003. Headwaters remains committed to HTI's research and development efforts and future expenses are likely to outpace fiscal 2004 levels as a result of continuing efforts to commercialize existing technologies.

         Selling, General and Administrative Expenses. These expenses increased $18.6 million to $30.1 million for 2004 from $11.5 million for 2003. The increase in 2004 was due primarily to the fiscal 2004 acquisitions ($16.4 million), increases in litigation-related costs ($1.1 million), and certain increases in various other costs incidental to growth, primarily payroll-related costs ($0.9 million). As a result of the fiscal 2004 acquisitions, fiscal 2005 selling, general and administrative expenses are expected to be substantially higher than for fiscal 2004, but should be more comparable to fiscal 2004 levels when viewed as a percentage of revenues.

         Other Income and Expense. During 2004, Headwaters reported net other expense of $17.7 million compared to net other expense of $5.8 million during 2003. The change of $11.9 million was primarily attributable to an increase in interest expense of $10.6 million in 2004 and a net increase in other expenses of approximately $1.4 million in 2004.

         Interest expense increased from $5.3 million in 2003 to $15.9 million in 2004 due primarily to significantly higher average levels of long-term debt in 2004 compared to 2003, primarily related to the fiscal 2004 acquisitions. In both periods, debt repayments (totaling approximately $60.1 million in 2003 and $51.2 million in 2004) consisted primarily of early repayments. Non-cash interest expense, representing amortization of debt discount (in 2003 only) and debt issue costs (in both 2003 and 2004), was $2.6 million in 2003 and $1.9 million in 2004. Due to the substantially higher amounts of outstanding debt at December 31, 2004 than existed for most of fiscal 2004, interest expense in fiscal 2005 is expected to be substantially higher than for comparable periods in fiscal 2004.

         The net change in other expenses of $1.4 million consisted primarily of Headwaters' pro-rata share in 2004 of operating expenses related to its investment in the coal-based solid alternative fuel production facility described in Note 9 to the consolidated financial statements, along with amortization of the related $15.5 million investment (together totaling approximately $2.3 million), partially offset by a $0.5 million write-off in 2003 of a note receivable and a net change in other items totaling $0.4 million.

         Income Tax Provision. Headwaters' effective income tax rate for 2004 was approximately 35%, the estimated rate for the fiscal year ending September 30, 2005. This compares to an effective tax rate of approximately 38% for 2003. The primary reason for the decrease in the effective tax rate is federal income tax credits available as a result of Headwaters' investment in an entity that owns and operates a coal-based solid alternative fuel production facility (see
Note 9 to the consolidated financial statements). The alternative fuel produced at the facility through December 2007 qualifies for tax credits pursuant to
Section 29 of the Internal Revenue Code. Excluding the effect of the tax credits, Headwaters' effective tax rate in 2004 would have been approximately 40%.

Liquidity and Capital Resources

         Summary of Cash Flow Activities. Net cash provided by operating activities during 2004 was $41.8 million compared to $22.9 million of net cash used in operating activities during 2003. The change was primarily attributable to changes in short-term trading investments ($38.4 million) and other operating assets and liabilities ($12.7 million), and to a lesser extent, increased net income and depreciation and amortization (together $13.3 million) in 2004.

         In 2003, Headwaters issued 4.75 million shares of common stock under an effective shelf registration statement for net cash proceeds of $86.4 million (in January 2004, an additional 0.2 million shares of common stock were issued upon exercise of the underwriters' over-allotment option for proceeds of approximately $3.9 million). Headwaters used $50.0 million of the cash generated from the issuance of common stock to repay debt, and the remaining proceeds were temporarily invested in short-term trading investments and ultimately used for acquisitions. During 2004, a total of $51.2 million of debt was repaid, compared to a total of $60.1 million in 2003. New debt issuances in both periods were not material. During both periods, investing activities consisted primarily of the purchase of property, plant and equipment. More details about Headwaters' investing and financing activities are provided in the following paragraphs.

         Investing Activities. As described in more detail in Note 3 to the consolidated financial statements in the Form 10-K, Headwaters acquired four companies in fiscal 2004. Primarily as a result of these acquisitions, expenditures for property, plant and equipment increased substantially from 2003 ($3.1 million) to 2004 ($11.9 million). These capital expenditures primarily related to the CCPs and construction materials segments and for fiscal 2005 will be much higher than for fiscal 2004. Capital expenditures for fiscal 2005 are currently expected to approximate the limitation on such expenditures included in the senior debt covenants of $50.0 million. As of December 31, 2004, Headwaters was committed to spend approximately $12.6 million to complete capital projects that were in various stages of completion.

         Headwaters intends to continue to expand its business through growth of existing operations, commercialization of technologies currently being developed, and strategic acquisitions of entities that operate in adjacent industries. Acquisitions are an important part of Headwaters' business strategy and to that end, Headwaters routinely reviews potential complementary acquisitions, including those in the areas of CCP marketing, construction materials, and coal and catalyst technologies. It is possible that some portion of future cash and cash equivalents and/or proceeds from the issuance of stock or debt will be used to fund acquisitions of complementary businesses in the chemical, energy, building products and related industries. The new senior secured credit agreement limits acquisitions to $50.0 million each fiscal year, of which cash consideration may not exceed $30.0 million, unless Headwaters' "total leverage ratio," as defined, is less than or equal to 3.50:1.0, after giving effect to an acquisition, in which case the foregoing $30.0 million cash limitation does not apply.

         As described in more detail in Note 9 to the consolidated financial statements, in September 2004, Headwaters purchased a 9% variable interest in an entity that owns and operates a coal-based solid alternative fuel production facility, where Headwaters is not the primary beneficiary. In December 2004, Headwaters purchased an additional 10% variable interest in this same entity. Headwaters' 19% minority interest was acquired in exchange for initial cash payments totaling $0.5 million and an obligation to pay $15.0 million in monthly installments from October 2004 through December 2007. This obligation, recorded in other accrued liabilities and other long-term liabilities in the consolidated balance sheet, bears interest at an 8% rate. Headwaters also has agreed to make additional payments to the seller based on a pro-rata allocation of the tax credits generated by the facility, and its pro-rata share of operating expenses, also through December 2007. These additional payments and operating expenses, along with the amortization of the $15.0 million investment, are recorded in other expense in the consolidated statement of income.

         The alternative fuel produced at the facility through December 2007 qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code, and Headwaters is entitled to receive its pro-rata share of such tax credits generated. The IRS has issued a Private Letter Ruling to the owners of the facility. Headwaters has the ability, under certain conditions, to limit its liability under the fixed payment obligations of $15.0 million; therefore, Headwaters' obligation to support the facility's future operations and make all of the above-described payments is effectively limited to the tax benefits Headwaters receives. The total amounts that Headwaters will be required to pay are directly impacted by the amounts of solid alternative fuel produced at the facility, including the original fixed payment obligations of $15.5 million.

         In September 2004, Headwaters entered into an agreement with an international chemical company, based in Germany, to jointly develop and commercialize a process for the direct synthesis of hydrogen peroxide. Under terms of the joint venture agreement, Headwaters paid $1.2 million for its investment in the joint venture and is further obligated to pay an additional $1.0 million in 2005 and $1.0 million in 2006. Headwaters has also committed to fund 50% of the joint venture's research and development expenditures, currently limited to (euro)3.0 million (approximately $4.1 million at December 31, 2004), through September 2007. Although there is no legal obligation to do so, the joint venture partners currently have long-range plans to eventually invest in large-scale hydrogen peroxide plants using the process for direct synthesis of hydrogen peroxide.

         Financing Activities. Due to the issuance of senior debt in September 2004 and the covenants associated with that debt, as described below, Headwaters currently has limited ability to obtain significant additional amounts of long-term debt. However, Headwaters has experienced strong positive cash flow from operations which has enabled Headwaters to repay its long-term debt prior to the scheduled maturities. Headwaters expects its strong positive cash flow to continue in the future and also has the ability to access the equity markets.

         Headwaters has an effective universal shelf registration statement on file with the SEC that can be used for the sale of common stock, preferred stock, convertible debt and other securities. In December 2003, Headwaters filed a prospectus supplement to the shelf registration statement and issued 4.75 million shares of common stock under this shelf registration statement in an underwritten public offering for net proceeds of $86.4 million. As of December 31, 2004, approximately $53.0 million remains available for future offerings of securities under the shelf registration statement. A prospectus supplement describing the terms of any securities to be issued is required to be filed before any future offering would commence under the registration statement.

         In January 2005, Headwaters filed another Form S-3 shelf registration statement with the SEC that, once declared effective by the SEC and following the issuance of a prospectus supplement, could be used for the sale of up to $175.0 million of common stock. Also in January 2005, Headwaters' Board of Directors approved an increase in the authorized shares of common stock from
50.0 million to 100.0 million. This action is subject to stockholder approval and will be voted on at the annual meeting of stockholders on March 1, 2005.

         Senior Secured Credit Agreements - In September 2004 and as amended in October 2004, Headwaters entered into two credit agreements with a syndication of lenders under which a total of $790.0 million was borrowed under term loan arrangements and which provide for $60.0 million to be borrowed under a revolving credit arrangement. The proceeds were used to acquire Tapco and repay in full the remaining balance due under Headwaters' former senior secured credit agreement obtained in March 2004. The $790.0 million of term loan borrowings consisted of a first lien term loan in the amount of $640.0 million and a second lien term loan in the amount of $150.0 million. Both term loans are secured by all assets of Headwaters and are senior in priority to all other debt, with the exception of the specific SCP assets that collateralize the notes payable to banks discussed below.

         The first lien term loan bears interest, at Headwaters' option, at either i) the London Interbank Offered Rate ("LIBOR") plus 3.0%, if the "total leverage ratio," as defined, is less than or equal to 3.75:1.0, and if not, at LIBOR plus 3.25%, or ii) the "base rate" plus 2.0%, if the total leverage ratio is less than or equal to 3.75:1.0, and if not, at the base rate plus 2.25%. Base rate is defined as the higher of the rate announced by Morgan Stanley Senior Funding and the overnight rate charged by the Federal Reserve Bank of New York plus 0.5%. The initial interest rate on the first lien debt was set at 6.5%, but was subsequently reduced to approximately 5.4% in 2004 pursuant to the terms of the agreement. The second lien term loan bears interest, also at Headwaters' option, at either LIBOR plus 5.5%, or the "base rate" plus 4.5%. The initial interest rate on the second lien debt was set at 9.75%, but was subsequently reduced to approximately 7.7% in 2004 pursuant to the terms of the agreement. Headwaters can lock in new rates for both the first lien and second lien loans for one, two, three or six months. The most recent rate change, which did not result in a material change, occurred in January 2005.

         The first lien term loan is repayable in quarterly installments of principal and interest, with minimum required quarterly principal repayments of $12.0 million commencing in November 2004 through August 2007, then $4.0 million through August 2010, with three repayments of approximately $149.3 million each through April 2011, the termination date of the first lien loan agreement. The second lien term loan is due September 2012, with no required principal repayments prior to that time. Interest is generally due on a quarterly basis. There are mandatory prepayments of the first lien term loan in the event of certain asset sales and debt and equity issuances and from "excess cash flow," as defined in the agreement. Optional prepayments of the first lien term loan are permitted without penalty or premium. Optional prepayments of the second lien term loan are permissible only to the extent Headwaters issues new equity securities and then are further limited to a maximum of $50.0 million, so long as the first lien term loan remains outstanding. Any optional prepayments of the second lien term loan bear a penalty of 3% of prepayments made in the first year, 2% of prepayments made in the second year, and 1% of prepayments made in the third year. Once repaid in full or in part, no further reborrowings under either of the term loan arrangements can be made. In 2004, Headwaters repaid a total of $50.0 million of the first lien term loan, which otherwise would have been due during the period from November 2004 through November 2005. As a result of the early repayment of debt, there was an acceleration of amortization of the related debt issue costs totaling approximately $1.0 million, all of which was charged to interest expense in 2004.

         As required by the new senior secured credit facility, Headwaters entered into certain other agreements to limit its variable interest rate exposure. The first set of agreements effectively established the maximum LIBOR rate for $300.0 million of the senior secured debt at 5.0% through September 8, 2005. The second set of agreements effectively sets the LIBOR rate at 3.71% for $300.0 million of this debt for the period commencing September 8, 2005 through September 8, 2007. Headwaters accounts for these agreements as cash flow hedges, and accordingly, the fair market value of the hedges is reflected in the consolidated balance sheet as either other assets or other liabilities. The hedges had an immaterial fair market value at December 31, 2004.

         Convertible Senior Subordinated Notes - In connection with the Eldorado acquisition, Headwaters issued $172.5 million of 2 7/8% convertible senior subordinated notes due 2016. These notes are subordinate to the senior secured debt described above. Holders of the notes may convert the notes into shares of Headwaters' common stock at a conversion rate of 33.3333 shares per $1,000 principal amount ($30 conversion price), or 5.75 million aggregate shares of common stock, contingent upon certain events. The conversion rate adjusts for events related to Headwaters' common stock, including common stock issued as a dividend, rights or warrants to purchase common stock issued to all holders of Headwaters' common stock, and other similar rights or events that apply to all holders of common stock.

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

         Headwaters has included the additional shares of common stock contingently issuable under the notes in its 2004 diluted EPS calculation, on an if-converted basis, in accordance with the new requirements of EITF 04-08 (see
Note 8 to the consolidated financial statements).

         Notes Payable to a Bank - In connection with the acquisition of SCP in July 2004, Headwaters assumed SCP's obligations under its notes payable to a bank ($9.6 million as of December 31, 2004). The notes require monthly interest and quarterly principal payments. Two of the notes bear interest at LIBOR plus 0.5%, subject to an interest rate floor of 4.5% (4.5% at December 31, 2004), and the remaining note (in the amount of $3.0 million) bears interest at 0.5% below the bank's base rate (4.75% at December 31, 2004). Because the notes are callable by the bank, Headwaters has included the outstanding balance in current portion of long-term debt in the consolidated balance sheet. The notes are collateralized by certain assets of SCP and contain financial covenants specific to SCP, including a minimum fixed charge coverage ratio, a leverage ratio requirement, and limitations on capital expenditures. Headwaters was in compliance with all debt covenants as of December 31, 2004.

         Options and Employee Stock Purchases - In 2004, cash proceeds from the exercise of options and employee stock purchases totaled $1.6 million, compared to $2.5 million in 2003. Option exercise activity is largely dependent on Headwaters' stock price and is not predictable. To the extent non-qualified stock options are exercised, or there are disqualifying dispositions of shares obtained upon the exercise of incentive stock options, Headwaters receives an income tax deduction generally equal to the income recognized by the optionee. Such amounts, reflected in cash flows from operations in the consolidated statements of cash flows, were $0.6 million in 2003 and $2.0 million in 2004. These income tax deductions do not affect income tax expense or the effective income tax rate; rather they are reflected as increases in capital in excess of par value in the consolidated balance sheet.

         Working Capital. In 2004, Headwaters' working capital increased by $4.1 million, to $48.5 million as of December 31, 2004. Headwaters expects operations to produce positive cash flows in future periods, which, when combined with current working capital, is expected to be sufficient for operating needs for fiscal 2005.

         Long-term Debt. Due to the September 2004 issuance of senior debt and the covenants associated with that debt, as described below, Headwaters currently has limited ability to obtain significant additional amounts of long-term debt. However, as provided for in the senior debt agreements, Headwaters has available $60.0 million under a revolving credit arrangement. Borrowings under the revolving credit arrangement are generally subject to the terms of the first lien loan agreement and bear interest at either LIBOR plus 1.75% to 2.5%, or the base rate plus 0.75% to 1.5%. Borrowings and reborrowings of any available portion of the $60.0 million revolver can be made at any time through September 2009, at which time all loans must be repaid and the revolving credit arrangement terminates. The fees for the unused portion of the revolving credit arrangement range from 0.5% to 0.75%. During 2004, Headwaters borrowed $1.0 million under terms of the revolving credit arrangement, all of which was repaid prior to December 31, 2004. In January 2005, Headwaters borrowed $12.0 million under terms of the revolving credit arrangement, all of which was outstanding as of January 31, 2005. Finally, the credit agreement allows for the issuance of letters of credit, provided there is capacity under the revolving credit arrangement. As of December 31, 2004, three letters of credit totaling $2.1 million were outstanding, with expiration dates ranging from February 2005 to June 2005.

         Headwaters may, in the future, make optional prepayments of the senior debt depending on actual cash flows, Headwaters' current and expected cash requirements and other factors deemed significant by management.

         The senior secured credit agreements contain restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset sales and liens, capital expenditures in excess of $50.0 million in any fiscal year (increasing to $60.0 million in 2011) and the payment of dividends, among others. In addition, Headwaters must maintain certain leverage and fixed charge coverage ratios, as those terms are defined in the agreements. Under the most restrictive covenants, contained in the first lien agreement, Headwaters must maintain i) a total leverage ratio of 5.0:1.0 or less, declining periodically to 3.5:1.0 in 2010; ii) a maximum ratio of consolidated senior funded indebtedness minus subordinated indebtedness to EBITDA of 4.0:1.0, declining periodically to 2.5:1.0 in 2010; and iii) a minimum ratio of EBITDA plus rent payments for the four preceding fiscal quarters to scheduled payments of principal and interest on all indebtedness for the next four fiscal quarters of 1.10:1.0 through September 30, 2006, and 1.25:1.0 thereafter. Headwaters is in compliance with all debt covenants as of December 31, 2004.

         As described above, Headwaters has approximately $749.6 million of variable-rate long-term debt outstanding as of December 31, 2004, consisting of $740.0 million of senior debt and $9.6 million of notes payable to a bank. A change in the interest rate of 1% would change Headwaters' interest expense by approximately $7.5 million during the year ending September 30, 2005, considering all outstanding balances of variable-rate debt and required principal repayments.

         Income Taxes. As discussed previously, cash payments for income taxes are reduced for disqualifying dispositions of shares obtained upon the exercise of stock options, which totaled $2.0 million in 2004. Headwaters' cash requirements for income taxes in 2005 are expected to approximate the income tax provision, with some lag due to the seasonality of operations and because estimated income tax payments are typically based on annualizing the fiscal year's income based on year-to-date results.

         Headwaters' effective income tax rate for 2004 was approximately 35%, the estimated rate for the fiscal year ending September 30, 2005. This compares to an effective tax rate of approximately 38% for 2003. The primary reason for the decrease in the effective tax rate is federal income tax credits available as a result of Headwaters' investment in an entity that owns and operates a coal-based solid alternative fuel production facility (see Note 9 to the consolidated financial statements). The alternative fuel produced at the facility through December 2007 qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code. Excluding the effect of the tax credits, Headwaters' effective tax rate in 2004 would have been approximately 40%.

         Summary of Future Cash Requirements. Significant future cash needs, in addition to operational working capital requirements, are currently expected to consist primarily of debt service payments on outstanding long-term debt, income taxes and capital expenditures.

Legal or Contractual Matters

         Headwaters has ongoing litigation and claims incurred during the normal course of business, including the items discussed in Note 9 to the consolidated financial statements. Headwaters intends to vigorously defend or resolve these matters by settlement, as appropriate. Management does not currently believe that the outcome of these matters will have a material adverse effect on Headwaters' operations, cash flows or financial position.

         In fiscal 2004, Headwaters accrued approximately $1.4 million of reserves for legal matters because it concluded that claims and damages sought by claimants in excess of that amount were not probable. During the quarter ended December 31, 2004, Headwaters expensed $0.3 million for legal matters. Our outside counsel believe that unfavorable outcomes are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability of Headwaters. The reserves represent the amounts Headwaters would be willing to pay to reach a settlement. However, these cases raise difficult and complex legal and factual issues, and the resolution of these issues is subject to many uncertainties, including the facts and circumstances of each case, the jurisdiction in which each case is brought, and the future decisions of juries, judges, and arbitrators. Therefore, although management believes that the claims asserted against Headwaters in the named cases lack merit, there is a possibility of material losses in excess of the amounts accrued if one or more of the cases were to be determined adversely against Headwaters for a substantial amount of the damages asserted.

         Headwaters currently believes the range of potential loss, excluding costs for outside counsel, is from $0.5 million up to the amounts sought by claimants. It is possible that a change in the estimates of probable liability could occur, and the changes could be significant. Additionally, as with any litigation, these proceedings require that Headwaters incur substantial costs, including attorneys' fees, managerial time, and other personnel resources and costs in pursuing resolution. Costs paid to outside legal counsel for litigation, which comprise the majority of Headwaters' litigation-related costs, totaled approximately $0.5 million in 2003 and $1.6 million in 2004. It is not possible to estimate what these costs will be in future periods.

Section 29 Matters

         Headwaters Energy Services' license fees and revenues from sales of chemical reagents depend on the ability of licensees and customers to manufacture and sell qualified synthetic fuels that generate tax credits under
Section 29 of the Internal Revenue Code. From time to time, issues arise as to the availability of tax credits, including the items discussed below.

         Legislation. Under current law, Section 29 tax credits for synthetic fuel produced from coal expire on December 31, 2007. In addition, there have been initiatives from time to time to consider the early repeal or modification of Section 29. For example, during calendar 2004, a bill was introduced in the United States House of Representatives that would repeal the Section 29 credit for synthetic fuel produced from coal. Although the bill did not pass Congress in calendar 2004, the bill could be reintroduced in 2005. If Section 29 expires at the end of 2007 or if it is repealed or adversely modified, synthetic fuel facilities would probably either close or substantially curtail production. At this time, given current prices of coal and costs of synthetic fuel production, Headwaters does not believe that production of synthetic fuel will be profitable absent the tax credits. In addition, if Headwaters' licensees close their facilities or materially reduce production activities (whether after 2007, or upon earlier repeal or adverse modification of Section 29, or for any other reason), it would have a material adverse effect on the revenues and net income of Headwaters.

         Phase-Out. Section 29 tax credits are subject to phase-out after the average annual wellhead domestic oil price ("reference price") reaches a beginning phase-out threshold price, and is eliminated entirely if the reference price reaches the full phase-out price. For calendar 2003, the reference price was $27.56 per barrel and the phase-out range began at $50.14 and would have fully phased out tax credits at $62.94 per barrel. For calendar 2004, an estimated partial year reference price (through November 2004) is $36.80 per barrel, and an estimate of the phase-out range (using 2% inflation) begins at $51.14 and completes phase-out at $64.20 per barrel. The one-day cash trading price on January 31, 2005 was $47.76 per barrel.

         IRS Audits. Licensees are subject to audit by the IRS. The IRS may challenge whether Headwaters Energy Services' licensees satisfy the requirements of Section 29, or applicable Private Letter Rulings, including placed-in-service requirements, or may attempt to disallow Section 29 tax credits for some other reason. The IRS has initiated audits of certain licensee-taxpayers who claimed
Section 29 tax credits, and the outcome of any such audit is uncertain. In calendar 2004, a licensee announced that IRS field auditors had issued a notice of proposed adjustment challenging the placed-in-service date of three of its synthetic fuel facilities. The licensee believes that the facilities meet the placed-in-service requirement, however, the timing and final results of the audit are unknown. The inability of a licensee to claim Section 29 tax credits would reduce Headwaters' future income from the licensee.

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

Recent Accounting Pronouncements

         In September 2004, the Emerging Issues Task Force ("EITF") reached a consensus requiring the inclusion of contingently convertible securities in diluted earnings per share ("EPS") calculations. This consensus (EITF Issue 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share") is effective for periods ending after December 15, 2004 and required Headwaters to include in its 2004 diluted EPS calculation, on an if-converted basis, the additional shares issuable under the terms of Headwaters' outstanding convertible senior subordinated notes described in Note 6 to the consolidated financial statements. The EITF consensus must be applied to all applicable prior periods, which for Headwaters will be the quarters ended June 30, 2004 and September 30, 2004. See Note 8 to the consolidated financial statements for more information on the effect on Headwaters' EPS of implementing the EITF consensus.

         In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123R"), which is effective for interim periods beginning after June 15, 2005. SFAS No. 123R revises SFAS No. 123 and supersedes APB 25 and requires companies to expense the value of employee stock options and similar awards. Pro forma disclosure will not be an alternative. SFAS No. 123R also amends SFAS No. 95, Statement of Cash Flows, to require tax benefits from share-based payments to be reported as a financing cash flow rather than an operating cash flow, as required under current literature.

         Headwaters is studying the implications of SFAS No. 123R and currently expects it to have a material effect on Headwaters' reported financial results of operations, beginning with the quarter ending September 30, 2005, the quarter Headwaters expects to adopt the new standard. SFAS No. 123R permits companies to adopt its requirements using one of two methods: i) a "modified prospective" method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date, plus compensation cost under the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date; or ii) a "modified retrospective" method which includes the requirements of the modified prospective method, but also permits companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for either all prior periods, or by restating only the prior interim periods of the year of adoption. Headwaters has not yet determined which method will be used when SFAS No. 123R is adopted.

         The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had Headwaters adopted SFAS No. 123R in prior periods, the impact of this standard would have approximated the impact of SFAS No. 123 as described in Note 1 to the consolidated financial statements in the disclosure of pro forma net income and earnings per share. Adoption of SFAS No. 123R will also reduce net cash flow from operating activities and increase net cash flow from financing activities. While Headwaters cannot estimate what those amounts will be in the future, the amounts for 2003 and 2004 were $0.6 million and $2.0 million, respectively.

         Headwaters has reviewed all other recently issued accounting standards, which have not yet been adopted in order to determine their potential effect, if any, on the results of operations or financial position of Headwaters. Based on that review, Headwaters does not currently believe that any of these other recent accounting pronouncements will have a significant effect on its current or future financial position, results of operations, cash flows or disclosures.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Headwaters is exposed to financial market risks, primarily related to changes in interest rates. Headwaters does not use derivative financial instruments for speculative or trading purposes, but has entered into hedge transactions to limit its variable interest rate exposure, as explained below.

         As described in more detail in Note 6 to the consolidated financial statements, Headwaters has approximately $749.6 million of variable-rate long-term debt outstanding as of December 31, 2004, consisting of $740.0 million of senior debt and $9.6 million of notes payable to a bank.

         The $740.0 million of term loan borrowings under the senior debt agreements consisted of a first lien term loan in the amount of $590.0 million and a second lien term loan in the amount of $150.0 million. The first lien term loan bears interest, at Headwaters' option, at either i) the London Interbank Offered Rate ("LIBOR") plus 3.0%, if the "total leverage ratio," as defined, is less than or equal to 3.75:1.0, and if not, at LIBOR plus 3.25%, or ii) the "base rate" plus 2.0%, if the total leverage ratio is less than or equal to 3.75:1.0, and if not, at the base rate plus 2.25%. Base rate is defined as the higher of the rate announced by Morgan Stanley Senior Funding and the overnight rate charged by the Federal Reserve Bank of New York plus 0.5%. The interest rate on the first lien debt at December 31, 2004 was approximately 5.4%. The second lien term loan bears interest, also at Headwaters' option, at either

LIBOR plus 5.5%, or the "base rate" plus 4.5%. The interest rate on the second lien debt at December 31, 2004 was approximately 7.7%. Headwaters can lock in new rates for both the first lien and second lien loans for one, two, three or six months. The most recent rate change, which did not result in a material change, occurred in January 2005.

         In connection with the new senior secured credit facility, Headwaters entered into certain hedge agreements to limit its variable interest rate exposure. The first set of agreements effectively established the maximum LIBOR rate for $300.0 million of debt at 5.0% through September 8, 2005. The second set of agreements effectively sets the LIBOR rate at 3.71% for $300.0 million of debt for the period commencing September 8, 2005 through September 8, 2007. Headwaters accounts for these agreements as cash flow hedges, and accordingly, the fair market value of the hedges is reflected in the consolidated balance sheet as either other assets or other liabilities. The hedges had an immaterial fair market value at December 31, 2004.

         In connection with the acquisition of SCP in July 2004, Headwaters assumed SCP's obligations under its notes payable to a bank, totaling $9.6 million as of December 31, 2004. Two of the notes bear interest at LIBOR plus 0.5%, subject to an interest rate floor of 4.5% (4.5% at December 31, 2004), and the remaining note (in the amount of $3.0 million) bears interest at 0.5% below the bank's base rate (4.75% at December 31, 2004).

         A change in the interest rate of 1% would change Headwaters' interest expense by approximately $7.5 million during the year ending September 30, 2005, considering all outstanding balances of variable-rate debt and required principal repayments.


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

         Based on their review and evaluation as of December 31, 2004, and subject to the inherent limitations as described above, Headwaters' CEO and CFO have concluded that Headwaters' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. In addition, they are not aware of any change in Headwaters' internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, Headwaters' internal control over financial reporting.


                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         See "Legal or Contractual Matters" in Note 9 to the consolidated financial statements for a description of current legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS

         The following exhibits are included herein:

              12       Computation of ratio of earnings to combined fixed
                       charges and preferred stock dividends                 *
              31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief
                       Executive Officer                                     *
              31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief
                       Financial Officer                                     *
              32       Section 1350 Certifications of Chief Executive
                       Officer and Chief Financial Officer                   *
              -----------------------
              *        Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HEADWATERS INCORPORATED



Date: February 7, 2005             By: /s/ Kirk A. Benson
                                     -------------------------------------------
                                      Kirk A. Benson, Chief Executive Officer
                                      (Principal Executive Officer)

Date: February 7, 2005             By: /s/ Steven G. Stewart
                                     -------------------------------------------
                                      Steven G. Stewart, Chief Financial Officer
                                      (Principal Financial Officer)