Form 10-Q
period 2005-03-31
HEADWATERS INC
filed 2005-05-09
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       or

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

The number of shares outstanding of the Registrant's common stock as of April 29, 2005 was 41,357,243.

                             HEADWATERS INCORPORATED

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                             No.
     ITEM 1. FINANCIAL STATEMENTS (Unaudited):

                  Condensed Consolidated Balance Sheets - As of
                  September 30, 2004 and March 31, 2005...................... 3

                  Condensed Consolidated Statements of Income - For the
                  three and six months ended March 31, 2004 and 2005......... 4

                  Condensed Consolidated Statement of Changes in
                  Stockholders' Equity - For the six months ended
                  March 31, 2005............................................. 5

                  Condensed Consolidated Statements of Cash Flows - For
                  the six months ended March 31, 2004 and 2005............... 6

                  Notes to Condensed Consolidated Financial Statements....... 7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.......................................22

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......33

     ITEM 4. CONTROLS AND PROCEDURES.........................................34

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS...............................................35

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....35

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES.................................35

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............35

     ITEM 5. OTHER INFORMATION...............................................35

     ITEM 6. EXHIBITS........................................................35

SIGNATURES...................................................................36


Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Actual results may vary materially from such expectations. Words such as "expects," "anticipates," "targets," "goals," "projects," "believes," "seeks," "estimates," or variations of such words and similar expressions, are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking. For a discussion of the factors that could cause actual results to differ from expectations, please see the risk factors described in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2004. There can be no assurance that our results of operations will not be adversely affected by such factors. Unless legally required, we undertake no obligation to revise or update any forward-looking statements for any reason. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

ITEM 1. FINANCIAL STATEMENTS

                                                HEADWATERS INCORPORATED

                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (Unaudited)

                                                                                             September 30,      March 31,
(in thousands, except per-share data)                                                                 2004           2005
--------------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash and cash equivalents                                                                 $    20,851    $     5,943
     Short-term trading investments                                                                  6,735             --
     Trade receivables, net                                                                        129,899        122,900
     Inventories                                                                                    43,812         57,002
     Current and deferred income taxes                                                              15,933         12,710
     Other                                                                                          13,333         16,801
                                                                                               --------------------------
            Total current assets                                                                   230,563        215,356
                                                                                               --------------------------

Property, plant and equipment, net                                                                 157,611        166,214
                                                                                               --------------------------

Other assets:
     Intangible assets, net                                                                        298,803        286,578
     Goodwill                                                                                      815,396        815,396
     Other                                                                                          38,406         48,850
                                                                                               --------------------------
            Total other assets                                                                   1,152,605      1,150,824
                                                                                               --------------------------

            Total assets                                                                       $ 1,540,779    $ 1,532,394
                                                                                               ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                          $    29,238    $    36,739
     Accrued personnel costs                                                                        26,213         26,873
     Other accrued liabilities                                                                      72,852         52,401
     Current portion of long-term debt                                                              57,873         26,093
                                                                                               --------------------------
            Total current liabilities                                                              186,176        142,106
                                                                                               --------------------------

Long-term liabilities:
     Long-term debt                                                                                914,641        708,569
     Deferred income taxes                                                                         121,469        123,079
     Other                                                                                          10,338         13,361
                                                                                               --------------------------
            Total long-term liabilities                                                          1,046,448        845,009
                                                                                               --------------------------
            Total liabilities                                                                    1,232,624        987,115
                                                                                               --------------------------

Commitments and contingencies

Stockholders' equity:
     Common stock, $0.001 par value; authorized 100,000 shares; issued and outstanding: 33,775 shares at September 30, 2004 (including 414 shares held in treasury) and 41,319 shares at March 31, 2005 (including 385
          shares held in treasury)                                                                      34             41
     Capital in excess of par value                                                                235,581        444,934
     Retained earnings                                                                              76,530        101,531
     Treasury stock and other                                                                       (3,990)        (1,227)
                                                                                               --------------------------
            Total stockholders' equity                                                             308,155        545,279
                                                                                               --------------------------

            Total liabilities and stockholders' equity                                         $ 1,540,779    $ 1,532,394
                                                                                               ==========================


                                             See accompanying notes.

                                                       3

                                                   HEADWATERS INCORPORATED

                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                         (Unaudited)


                                                                          Three Months Ended                 Six Months Ended
                                                                                   March 31,                        March 31,
                                                            --------------------------------- --------------------------------
(in thousands, except per-share data)                                  2004             2005             2004            2005
------------------------------------------------------------------------------------------------------------------------------
Revenue:
     Construction materials                                     $    11,248      $   109,157      $    23,181     $   222,885
     Coal combustion products                                        39,592           48,467           84,692         101,519
     Alternative energy                                              68,681           64,768          113,116         116,404
                                                                -------------------------------------------------------------
          Total revenue                                             119,521          222,392          220,989         440,808
                                                                -------------------------------------------------------------

Operating costs and expenses:
     Construction materials                                           9,950           73,685           19,344         150,153
     Coal combustion products                                        29,666           38,335           63,063          79,330
     Alternative energy                                              22,011           28,590           43,336          53,245
     Amortization                                                     1,664            6,181            3,384          12,362
     Research and development                                         1,517            2,876            3,591           5,162
     Selling, general and administrative                             16,690           34,212           28,200          64,312
                                                                -------------------------------------------------------------
        Total operating costs and expenses                           81,498          183,879          160,918         364,564
                                                                -------------------------------------------------------------

Operating income                                                     38,023           38,513           60,071          76,244
                                                                -------------------------------------------------------------

Other income (expense):
     Net interest expense                                            (5,697)        (18,798)          (10,988)       (34,603)
     Other, net                                                      (1,889)         (3,222)           (2,394)        (5,140)
                                                                -------------------------------------------------------------
          Total other income (expense), net                          (7,586)        (22,020)          (13,382)       (39,743)
                                                                -------------------------------------------------------------

Income before income taxes                                           30,437          16,493            46,689         36,501

Income tax provision                                                (11,810)         (4,500)          (17,970)       (11,500)
                                                                -------------------------------------------------------------

Net income                                                      $    18,627      $    11,993      $    28,719     $    25,001
                                                                =============================================================

Basic earnings per share                                        $      0.57      $      0.33      $      0.95     $      0.72
                                                                =============================================================

Diluted earnings per share                                      $      0.55      $      0.30      $      0.91     $      0.65
                                                                =============================================================



                                                     See accompanying notes.

                                                               4

                                                             HEADWATERS INCORPORATED
                                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                                                     For the Six Months Ended March 31, 2005


                                           Common stock        Capital in                                                Total
                                        --------------------    excess       Retained     Treasury stock,            stockholders'
(in thousands)                           Shares    Amount    of par value    earnings         at cost         Other      equity
-----------------------------------------------------------------------------------------------------------------------------------
Balances as of September 30, 2004         33,775      $34       $235,581     $ 76,530         $(2,610)       $(1,380)    $308,155

Exercise of stock options                    644       --          4,120                                                    4,120

Tax benefit from exercise of stock
  options                                                          5,295                                                    5,295

29 shares of treasury stock
  transferred to employee stock
  purchase plan, at cost                                             684                           87                         771

Common stock issued for cash, net of
  commissions and offering costs
  of $11,189                               6,900        7        199,254                                                  199,261

Amortization of deferred compensation
  from stock options and restricted
  stock                                                                                                          166          166

Other comprehensive income -
  unrealized gain on cash flow hedges,
  net of taxes                                                                                                 2,510        2,510

Net income for the six months ended
  March 31, 2005                                                               25,001                                      25,001
                                        ------------------------------------------------------------------------------------------
Balances as of March 31, 2005             41,319      $41       $444,934     $101,531         $(2,523)       $ 1,296     $545,279
                                        ==========================================================================================


                                                             See accompanying notes.

                                                                        5

                                             HEADWATERS INCORPORATED

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                                 Six Months Ended March 31,
                                                                                               --------------------------------
     (in thousands)                                                                                      2004             2005
-------------------------------------------------------------------------------------------------------------------------------
     Cash flows from operating activities:
     Net income                                                                                   $    28,719     $    25,001
     Adjustments to reconcile net income to net cash provided by (used in) operating activities:
          Depreciation and amortization                                                                 6,507          27,849
          Non cash interest expense related to amortization of debt
            discount and debt issue costs                                                               7,631           6,741
          Deferred income taxes                                                                           743          (3,755)
          Income tax benefit from exercise of stock options                                             2,910           5,295
          Net loss on disposition of property, plant and equipment                                        663              97
          Write-down of notes receivable                                                                1,038              --
          Decrease (increase) in short-term trading investments                                       (30,647)          6,735
          Decrease (increase) in trade receivables                                                    (34,625)          6,999
          Increase in inventories                                                                      (2,097)        (12,717)
          Increase (decrease) in accounts payable and accrued liabilities                               2,431         (13,437)
          Other changes in operating assets and liabilities, net                                         (332)         (1,353)
                                                                                                  ---------------------------
   Net cash provided by (used in) operating activities                                                (17,059)         47,455
                                                                                                  ---------------------------

   Cash flows from investing activities:
        Purchase of property, plant and equipment                                                      (4,890)        (23,509)
        Net increase in investments and other assets                                                   (2,451)         (4,289)
        Proceeds from disposition of property, plant and equipment                                         53             182
                                                                                                  ---------------------------
   Net cash used in investing activities                                                               (7,288)        (27,616)
                                                                                                  ---------------------------

   Cash flows from financing activities:
        Net proceeds from issuance of common stock                                                     90,303         199,261
        Net proceeds from issuance of long-term debt                                                   49,205          14,953
        Payments on long-term debt                                                                   (134,876)       (253,852)
        Proceeds from exercise of options and warrants                                                  5,082           4,120
        Employee stock purchases                                                                          436             771
                                                                                                  ---------------------------
   Net cash provided by (used in) financing activities                                                 10,150         (34,747)
                                                                                                  ---------------------------

   Net decrease in cash and cash equivalents                                                          (14,197)        (14,908)

   Cash and cash equivalents, beginning of period                                                      18,732          20,851
                                                                                                  ---------------------------

   Cash and cash equivalents, end of period                                                       $     4,535     $     5,943
                                                                                                  ===========================

   Supplemental schedule of non-cash investing and financing activities -
     Purchase of variable interest in solid alternative fuel facility in
       exchange for commitment to make future payments                                            $        --     $     7,500
                                                                                                  ===========================


                                                     See accompanying notes.

                                                               6

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


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

     Headwaters' focus is on enhancing the value of energy resources in an environmentally responsible manner; expanding Headwaters' construction materials business, including opportunities to utilize products from other Headwaters operations in the production of construction materials; promoting the expanded use of coal combustion products ("CCPs"); and developing HTI's energy and nanocatalysis technologies. Headwaters currently generates revenue from the sale of construction materials, from marketing CCPs, and from licensing its chemical technologies to produce solid alternative fuel. Headwaters intends to continue to expand its business through growth of existing operations, commercialization of technologies currently being developed, and strategic acquisitions of entities that operate in adjacent industries.

     Headwaters' construction materials segment develops, manufactures and distributes bagged concrete, stucco, mortar and block products that utilize fly ash, and with the acquisitions of Eldorado and SCP, manufactured stone and expanded concrete block products. Tapco is a leading designer, manufacturer and marketer of building products used in exterior residential home improvement and construction.

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

     Through its proprietary Covol Fuels process, Headwaters adds value to the production of coal-based solid alternative fuels, primarily for use in electric power generation plants. Headwaters currently licenses its technologies to the owners of 28 of a company-estimated 75 coal-based solid alternative fuel facilities in the United States and sells chemical reagents to licensees and other customers. Through its wholly-owned subsidiary HTI, Headwaters conducts research and development activities directed at catalysts and processes to convert coal and heavy oil into environmentally-friendly, high-value liquid fuels. In addition, HTI has developed a unique process to custom design nanocatalysts that could be used in multiple industrial applications.

     Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters' Annual Report on Form 10-K for the year ended September 30, 2004 ("Form 10-K") and in Headwaters' Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

     Headwaters' fiscal year ends on September 30 and unless otherwise noted, future references to 2004 refer to Headwaters' fiscal quarter and/or six-month period ended March 31, 2004, and references to 2005 refer to Headwaters' fiscal quarter and/or six-month period ended March 31, 2005. The consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


     controlling financial interest. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the seasonality of the operations of the construction materials and CCP segments and other factors, Headwaters' consolidated results of operations for 2005 are not indicative of the results to be expected for the full fiscal 2005 year.

     As referred to above and described in detail in Headwaters' Form 10-K, Headwaters acquired four companies in fiscal 2004. As reported in the Form 10-K, the purchase price and final purchase price allocation for both VFL and SCP were completed in fiscal 2004 (however, as described in Note 3 to the consolidated financial statements in the Form 10-K, Headwaters agreed to pay an earn-out to the sellers of SCP if certain SCP earnings targets are exceeded during the 12 months ending December 31, 2005). Headwaters expects to finalize the determination of the purchase price and the purchase price allocation for both Eldorado and Tapco in the quarter ending June 30, 2005.

     Common Stock Options and Restricted Stock Grants - Headwaters has elected to continue to apply the intrinsic value method as prescribed by APB Opinion No. 25 ("APB 25") in accounting for options and restricted stock grants to employees, officers and directors and is currently considering when to adopt the fair value method required by changes in accounting standards (see "Recent Accounting Pronouncements" below). The alternative fair value method of accounting prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the use of option valuation models that were developed for use in valuing traded stock options, as discussed below. Under APB 25, no compensation expense is recognized for stock options and restricted stock grants to employees, officers and directors when the exercise price of stock options or restricted stock equals or exceeds the market price of Headwaters' common stock on the date of grant.

     In years prior to 1998, certain options were granted with terms considered compensatory. In addition, in fiscal 2004, Headwaters issued restricted stock to certain officers and employees, also with terms considered compensatory because the restricted stock was issued at no cost to the recipients. In such instances, compensation cost is amortized to expense over the applicable vesting period on a straight-line basis. If the fair value provision of SFAS No. 123 would have been applied to all options and restricted stock grants, net income and earnings per share would have been changed to the pro forma amounts shown in the following table.

                                                   Three Months Ended March 31,     Six Months Ended March 31,
                                                  --------------------------------------------------------------
     (in thousands, except per-share data)                   2004            2005          2004            2005
     -----------------------------------------------------------------------------------------------------------
     Reported net income                                  $18,627         $11,993       $28,719         $25,001

     Add actual amortization expense included in
          reported net income                                  22              83            45             166

     Deduct expense determined under fair value
          provision of SFAS No. 123                        (1,021)         (2,102)       (2,015)         (4,056)
                                                  --------------------------------------------------------------
     Pro forma net income                                 $17,628         $ 9,974       $26,749         $21,111
                                                  ==============================================================

     Basic earnings per share - as reported               $  0.57         $  0.33       $  0.95         $  0.72
                              - pro forma                 $  0.54         $  0.28       $  0.88         $  0.61

     Diluted earnings per share - as reported             $  0.55         $  0.30       $  0.91         $  0.65
                                - pro forma               $ $0.52         $  0.26       $  0.85         $  0.55

     The fair values of stock option grants for 2004 and 2005 were determined using the Black-Scholes option pricing model and the following assumptions: expected stock price volatility of 40%, risk-free interest rates ranging from 1.3% to 4.5%, weighted average expected option lives of 3 to 4 years beyond vesting date, and no dividend yield. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Because Headwaters' stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect their fair value, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of stock options and restricted stock.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


     Recent Accounting Pronouncements - In September 2004, the Emerging Issues Task Force ("EITF") reached a consensus requiring the inclusion of contingently convertible securities in diluted earnings per share ("EPS") calculations. This consensus (EITF Issue 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share") was effective for periods ending after December 15, 2004 and required Headwaters to include in its 2005 diluted EPS calculations, on an if-converted basis, the additional shares issuable under the terms of Headwaters' outstanding convertible senior subordinated notes described in Note 6. The EITF consensus must be applied to all applicable prior periods, which for Headwaters are the quarters ended June 30, 2004 and September 30, 2004. See Note 8 for more information on the effect on Headwaters' EPS of implementing the EITF consensus.

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage, requiring that such costs be recognized as current-period costs regardless of whether they meet the criterion of "so abnormal," currently required by the guidance in ARB No. 43, Chapter 4, "Inventory Pricing." SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, which for Headwaters will be fiscal 2006. Because the provisions of this standard must be applied prospectively, there will be no effect on previously-issued financial statements of Headwaters. It is not possible to predict the effect SFAS No. 151 might have on future reported results because it will depend on the levels of "abnormal" inventory costs incurred in the future, if any.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123R"), which was to be effective for interim periods beginning after June 15, 2005. In April 2005, the SEC announced that it would allow registrants to delay the adoption of SFAS No. 123R to no later than the beginning of the first fiscal year beginning after June 15, 2005, which for Headwaters would be fiscal 2006. SFAS No. 123R revises SFAS No. 123 and supersedes APB 25 and requires companies to expense the value of employee stock options and similar awards. Pro forma disclosure will no longer be an alternative. SFAS No. 123R also amends SFAS No. 95, Statement of Cash Flows, to require tax benefits from share-based payments to be reported as a financing cash flow rather than an operating cash flow, as required under current literature. Headwaters is studying the implications of SFAS No. 123R and expects it to have a material effect on Headwaters' reported results of operations when adopted, although it will have limited impact on cash flow. Headwaters may early adopt SFAS No. 123R beginning in either the June or September 2005 quarters.

     SFAS No. 123R permits public companies to adopt its requirements using one of two methods: i) a "modified prospective" method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date, plus compensation cost under the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date; or ii) a "modified retrospective" method which includes the requirements of the modified prospective method, but also permits companies to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, for either all prior periods, or by restating only the prior interim periods of the year of adoption. Headwaters has not yet determined which method will be used when SFAS No. 123R is adopted.

     The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future (including the stock appreciation rights and stock options granted in May 2005, as described in Note 9). However, had Headwaters adopted SFAS No. 123R in prior periods, Headwaters believes the impact of this standard would have approximated the impact of SFAS No. 123 as reflected above in the disclosures of pro forma net income and earnings per share. Adoption of SFAS No. 123R will also reduce net cash flow from operating activities and increase net cash flow from financing activities. While Headwaters cannot estimate what those amounts will be in the future, the amounts for the six months ended March 31, 2004 and 2005 were $2,910,000 and $5,295,000, respectively.

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

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


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

     Segment information for 2005 includes the results of operations for all of the four fiscal 2004 acquisitions described in the Form 10-K, while the segment information for 2004 includes no such results since none of the acquisitions were consummated prior to March 31, 2004.

                                                                   Three Months Ended March 31, 2004
                                                  ---------------------------------------------------------------------
                                                    Construction                  Alternative
       (in thousands)                                 Materials        CCPs         Energy       Corporate    Totals
       ----------------------------------------------------------------------------------------------------------------
       Segment revenue                                 $ 11,248      $39,592       $68,681      $    --      $119,521
                                                  =====================================================================

       Depreciation and amortization                   $   (162)     $(2,683)      $  (293)     $   (67)     $ (3,205)
                                                  =====================================================================

       Operating income (loss)                         $   (904)     $ 4,814       $40,893      $(6,780)     $ 38,023
                                                  =======================================================
            Net interest expense                                                                               (5,697)
            Other income (expense), net                                                                        (1,889)
            Income tax provision                                                                              (11,810)
                                                                                                          -------------
       Net income                                                                                            $ 18,627
                                                                                                          =============

       Capital expenditures                            $    937      $   663       $   165      $    19      $  1,784
                                                  =====================================================================

                                                                   Three Months Ended March 31, 2005
                                                  ---------------------------------------------------------------------
                                                    Construction                  Alternative
       (in thousands)                                 Materials        CCPs         Energy       Corporate    Totals
       ----------------------------------------------------------------------------------------------------------------
       Segment revenue                                 $109,157      $48,467       $64,768      $    --      $222,392
                                                  =====================================================================

       Depreciation and amortization                   $ (9,348)     $(3,173)      $(1,556)     $  (102)     $(14,179)
                                                  =====================================================================

       Operating income (loss)                         $ 13,057      $ 4,025       $30,159      $(8,728)     $ 38,513
                                                  =======================================================
            Net interest expense                                                                              (18,798)
            Other income (expense), net                                                                        (3,222)
            Income tax provision                                                                               (4,500)
                                                                                                          -------------
       Net income                                                                                            $ 11,993
                                                                                                          =============

       Capital expenditures                             $10,379      $   617       $   521      $    92      $ 11,609
                                                  =====================================================================

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

                                                                    Six Months Ended March 31, 2004
                                                  ---------------------------------------------------------------------
                                                    Construction                  Alternative
       (in thousands)                                 Materials        CCPs         Energy       Corporate    Totals
       ----------------------------------------------------------------------------------------------------------------
       Segment revenue                                 $ 23,181      $84,692      $113,116     $     --      $220,989
                                                  =====================================================================

       Depreciation and amortization                   $   (329)     $(5,392)     $   (660)    $   (126)     $ (6,507)
                                                  =====================================================================

       Operating income (loss)                         $   (165)     $11,136      $ 59,429     $(10,329)     $ 60,071
                                                  =======================================================
            Net interest expense                                                                              (10,988)
            Other income (expense), net                                                                        (2,394)
            Income tax provision                                                                              (17,970)
                                                                                                          -------------
       Net income                                                                                            $ 28,719
                                                                                                          =============

       Capital expenditures                            $  1,323      $ 3,224      $    312     $     31      $  4,890
                                                  =====================================================================


                                                                    Six Months Ended March 31, 2005
                                                  ---------------------------------------------------------------------
                                                    Construction                  Alternative
       (in thousands)                                 Materials        CCPs         Energy       Corporate    Totals
       ----------------------------------------------------------------------------------------------------------------
       Segment revenue                               $  222,885     $101,519      $116,404      $     --   $  440,808
                                                  =====================================================================

       Depreciation and amortization                 $  (18,763)    $ (6,339)     $ (2,548)     $  (199)   $  (27,849)
                                                  =====================================================================

       Operating income (loss)                       $   28,529     $  9,673      $ 51,595      $(13,553)  $   76,244
                                                  =======================================================
            Net interest expense                                                                              (34,603)
            Other income (expense), net                                                                        (5,140)
            Income tax provision                                                                              (11,500)
                                                                                                          -------------
       Net income                                                                                          $   25,001
                                                                                                          =============

       Capital expenditures                          $   20,554     $  1,792      $    934      $    229   $   23,509
                                                  =====================================================================

       Segment Assets as of March 31, 2005           $1,106,743     $308,359      $ 63,274      $ 54,018   $1,532,394
                                                  =====================================================================

3.   Equity Securities

     Authorized Common Stock - In January 2005, Headwaters' Board of Directors approved an increase in the authorized shares of common stock from 50,000,000 to 100,000,000. This action was approved at the annual meeting of stockholders on March 1, 2005.

     Issuance of Common Stock - In January 2005, Headwaters filed a Form S-3 shelf registration statement with the SEC that was declared effective for the sale of up to $175,000,000 of common stock. Headwaters also has an effective universal shelf registration statement on file with the SEC that can be used for the sale of common stock, preferred stock, convertible debt and other securities (under which approximately $53,000,000 was available as of January 2005).

     In February 2005, Headwaters filed a prospectus supplement to the shelf registration statements and in March 2005 issued 6,900,000 shares of common stock in an underwritten public offering. Proceeds of $199,261,000 were received, net of commissions and offering costs of $11,189,000. Following this issuance of common stock, approximately $18,000,000 remains available for future offerings of securities under the universal shelf registration statement. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering would commence under the registration statement.

     New York Stock Exchange Listing - Headwaters' common stock traded on the Nasdaq National Market until April 6, 2005, at which time it began trading on the New York Stock Exchange under the symbol "HW."

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


     Stock Incentive Awards - As described in more detail in Note 9, in May 2005, the Compensation Committee of Headwaters' Board of Directors (the "Committee") granted to certain officers and employees stock incentive awards consisting of stock appreciation rights and stock options. The Committee is also considering the potential acceleration of vesting of outstanding stock options not currently vested.

4.   Inventories

     Inventories consisted of the following at:

                                              September 30,        March 31,
             (in thousands)                            2004             2005
             ----------------------------------------------------------------

             Raw materials                          $ 8,517          $ 9,534
             Finished goods                          35,295           47,468
                                             --------------------------------
                                                    $43,812          $57,002
                                             ================================

5.   Intangible Assets

     Intangible Assets - Headwaters has no identified intangible assets that are not being amortized. The following table summarizes the gross carrying amounts and the related accumulated amortization of all amortizable intangible assets as of:

                                                           September 30, 2004                 March 31, 2005
                                                     -----------------------------------------------------------------
                                                         Gross                            Gross
                                        Estimated       Carrying       Accumulated       Carrying       Accumulated
       (in thousands)                 useful lives       Amount       Amortization        Amount       Amortization
       ---------------------------------------------------------------------------------------------------------------
       CCP contracts                  8 - 20 years         $117,690          $11,524        $117,690          $14,890
       Customer relationships       7 1/2 - 15 years         68,331              452          68,331            2,925
       Trade names                    5 - 20 years           63,657              268          63,657            1,955
       Patents and patented
         technologies                7 1/2 - 15 years        52,464            2,969          52,464            5,476
       Non-competition agreements     2 - 3 1/2 years        10,422              867          10,422            2,903
       Other                        9 - 17 1/4 years          3,382            1,063           3,382            1,219
                                                     -----------------------------------------------------------------
                                                           $315,946          $17,143        $315,946          $29,368
                                                     =================================================================

     Total amortization expense related to intangible assets was approximately $1,659,000 and $3,338,000 for the three- and six-month periods ended March 31, 2004, respectively, and approximately $6,108,000 and $12,225,000 for the three- and six-month periods ended March 31, 2005, respectively. Total estimated annual amortization expense is as follows for the fiscal years presented.

                                                        (in
                     Year ending September 30,       thousands)
                     -------------------------       ----------
                             2005                     $24,449
                             2006                      24,244
                             2007                      21,899
                             2008                      20,350
                             2009                      20,138
                             2010                      19,804

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


6.   Long-term Debt

     Long-term debt consisted of the following at:

                                                 September 30,       March 31,
         (in thousands)                                   2004            2005
         ----------------------------------------------------------------------

         Senior secured debt                          $790,000        $552,673

         Convertible senior subordinated notes         172,500         172,500

         Notes payable to a bank                         9,787           9,300

         Other                                             227             189
                                                 ------------------------------
                                                       972,514         734,662
         Less: current portion                         (57,873)        (26,093)
                                                 ------------------------------
         Total long-term debt                         $914,641        $708,569
                                                 ==============================

     Senior Secured Credit Agreements - In September 2004 and as amended in October 2004, Headwaters entered into two credit agreements with a syndication of lenders under which a total of $790,000,000 was borrowed under term loan arrangements and which provide for up to $60,000,000 to be borrowed under a revolving credit arrangement. The proceeds were used to acquire Tapco and repay in full the remaining balance due under Headwaters' former senior secured credit agreement executed in March 2004. The $790,000,000 of term loan borrowings consisted of a first lien term loan in the amount of $640,000,000 and a second lien term loan in the amount of $150,000,000. Both term loans are secured by all assets of Headwaters and are senior in priority to all other debt, with the exception of the specific SCP assets that collateralize the notes payable to banks discussed below. In March 2005, another amendment to the credit agreements was entered into which modified certain terms of the credit facility, all as described in more detail in the following paragraphs.

     The first lien term loan bears interest, at Headwaters' option, at either
     i) the London Interbank Offered Rate ("LIBOR") plus 2.0%, 2.25%, or 2.5%, depending on the credit ratings that have been most recently announced for the loans by Standard & Poors Ratings Services ("S&P") and Moody's Investors Service, Inc. ("Moody's"); or ii) the "base rate" plus 1.0%, 1.25%, or 1.5%, again depending on the credit ratings announced by S&P and Moody's. Base rate is defined as the higher of the rate announced by Morgan Stanley Senior Funding and the overnight rate charged by the Federal Reserve Bank of New York plus 0.5%. The initial interest rate on the first lien debt was set at 6.5%, but was subsequently reduced to approximately 5.4% during the quarter ended December 31, 2004 pursuant to the terms of the agreement. The interest rate on the first lien debt was approximately 4.9% at March 31, 2005. The second lien term loan bears interest, also at Headwaters' option, at either LIBOR plus 5.5%, or the "base rate" plus 4.5%. The initial interest rate on the second lien debt was set at 9.75%, but was subsequently reduced to approximately 7.7% during the quarter ended December 31, 2004 pursuant to the terms of the agreement. The interest rate on the second lien debt was approximately 8.2% at March 31, 2005. Headwaters can lock in new rates for both the first lien and second lien loans for one, two, three or six months. The most recent rate change occurred in March 2005.

     The first lien term loan ($442,673,000 outstanding at March 31, 2005) is repayable in quarterly installments of principal and interest, with minimum required quarterly principal repayments of approximately $3,354,000 commencing in November 2005 through August 2010, with three repayments of approximately $125,200,000 each through April 2011, the termination date of the first lien loan agreement. The second lien term loan ($100,000,000 outstanding at March 31, 2005) is due September 2012, with no required principal repayments prior to that time. Interest is generally due on a quarterly basis.

     There are mandatory prepayments of the first lien term loan in the event of certain asset sales and debt and equity issuances and from "excess cash flow," as defined in the agreement. Optional prepayments of the first lien term loan are generally permitted without penalty or premium, except where the proceeds for repayment are obtained from a "financing," as defined, consummated for the purpose of lowering the interest rate on the first lien debt, in which case there is a 1% prepayment penalty. Optional prepayments of the second lien term loan under the original terms of the credit agreement were permissible only to the extent Headwaters issued new equity securities and then were further limited to a maximum of $50,000,000, so long as the first lien term loan remained outstanding. As amended, optional prepayments of the second lien term loan bear a penalty of 3% of prepayments made in the first year, 2% of prepayments made in the second

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


     year, and 1% of prepayments made in the third year, and further, subsequent to September 8, 2005, Headwaters can prepay the second lien debt with available cash flow, unrestricted as to source. Once repaid in full or in part, no further reborrowings under either of the term loan arrangements can be made.

     During the quarter ended December 31, 2004, Headwaters repaid a total of $50,000,000 of the first lien term loan, which otherwise would have been due during the period from November 2004 through November 2005. In March 2005, Headwaters repaid $147,327,000 of the first lien term loan and $50,000,000 of the second lien term loan. As a result of the early repayments of debt, there was an acceleration of amortization of the related debt issue costs totaling approximately $3,954,000 and $4,919,000 for the three- and six-month periods ended March 31, 2005, respectively, all of which was charged to interest expense. A 3% prepayment penalty of $1,500,000 was paid related to the early repayment of $50,000,000 of second lien term debt, which was also charged to interest expense.

     Borrowings under the revolving credit arrangement are generally subject to the terms of the first lien loan agreement and bear interest at either LIBOR plus 1.75% to 2.5% (depending on Headwaters' "total leverage ratio," as defined), or the base rate plus 0.75% to 1.5%. Borrowings and reborrowings of any available portion of the $60,000,000 revolver can be made at any time through September 2009, at which time all loans must be repaid and the revolving credit arrangement terminates. The fees for the unused portion of the revolving credit arrangement range from 0.5% to 0.75% (depending on Headwaters' "total leverage ratio," as defined). During the period ended March 31, 2005, Headwaters borrowed $16,000,000 under terms of the revolving credit arrangement, $6,000,000 of which was repaid prior to March 31, 2005. In April 2005, Headwaters borrowed an additional $15,000,000 under terms of the revolving credit arrangement. All amounts outstanding under the revolving credit arrangement have been repaid as of the filing date of this Form 10-Q. Finally, the credit agreement allows for the issuance of letters of credit, provided there is capacity under the revolving credit arrangement. As of March 31, 2005, two letters of credit totaling $588,000 were outstanding, with expiration dates in June 2005 and September 2005.

     The credit agreements contain restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset sales and liens, annual capital expenditures in excess of $62,000,000 for fiscal years 2005 and 2006, $55,000,000 for fiscal years 2007 through 2010 and $60,000,000 for fiscal year 2011, and the payment of dividends, among others. In addition, Headwaters must maintain certain leverage and fixed charge coverage ratios, as those terms are defined in the agreements. Under the most restrictive covenants, contained in the first lien agreement, Headwaters must maintain
     i) a total leverage ratio of 5.0:1.0 or less, declining periodically to 3.5:1.0 in 2010; ii) a maximum ratio of consolidated senior funded indebtedness minus subordinated indebtedness to EBITDA of 4.0:1.0, declining periodically to 2.5:1.0 in 2010; and iii) a minimum ratio of EBITDA plus rent payments for the four preceding fiscal quarters to scheduled payments of principal and interest on all indebtedness for the next four fiscal quarters of 1.10:1.0 through September 30, 2006, and 1.25:1.0 thereafter. Headwaters is in compliance with all debt covenants as of March 31, 2005.

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

     The hedges had a market value at March 31, 2005 of approximately $4,120,000, which, net of $1,610,000 of income taxes, represents other comprehensive income for the period ended March 31, 2005 (yielding approximately $14,500,000 and $27,500,000, respectively, of total comprehensive income for the three- and six-month periods ended March 31,
     2005). The market value of the hedges can fluctuate significantly over a relatively short period of time and as of April 29, 2005, the market value of the hedges had decreased to approximately $2,400,000. Effective with the March 2005 amendment to the credit facility, Headwaters was allowed to reduce its hedges to $150,000,000 of the senior debt and in May 2005, Headwaters reduced the hedges to that level, realizing a gain of approximately $964,000.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


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

     Headwaters has included the additional shares of common stock contingently issuable under the notes in its 2005 diluted EPS calculation, on an if-converted basis, in accordance with the new requirements of EITF 04-08 (see Note 8).

     Notes Payable to a Bank - In connection with the acquisition of SCP in July 2004, Headwaters assumed SCP's obligations under its notes payable to a bank. The notes require monthly interest and quarterly principal payments and bear interest at variable rates, which as of March 31, 2005, ranged from 4.5% to 5.25%. Because the notes are callable by the bank, Headwaters has included the outstanding balance in current portion of long-term debt in the consolidated balance sheet. The notes are collateralized by certain assets of SCP and contain financial covenants specific to SCP, including a minimum fixed charge coverage ratio, a leverage ratio requirement, and limitations on capital expenditures. Headwaters was in compliance with all debt covenants as of March 31, 2005.

     Interest Costs - During the three- and six-month periods ended March 31, 2004, Headwaters incurred total interest costs of approximately $6,124,000 and $11,624,000, respectively, including approximately $5,043,000 and $7,631,000, respectively, of non-cash interest expense and approximately $113,000 and $274,000, respectively, of interest costs that were capitalized. During the three- and six-month periods ended March 31, 2005, Headwaters incurred total interest costs of approximately $18,929,000 and $34,921,000, respectively, including approximately $4,800,000 and $6,741,000, respectively, of non-cash interest expense and approximately $113,000 and $240,000, respectively, of interest costs that were capitalized. The weighted-average interest rate on the face amount of outstanding long-term debt, disregarding amortization of debt issue costs, was approximately 6.3% at September 30, 2004 and 4.9% at March 31, 2005.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


7.   Income Taxes

     Headwaters' effective income tax rate for the six months ended March 31, 2005 was approximately 31.5% (27.3% for the three months ended March 31, 2005), the estimated rate for the fiscal year ending September 30, 2005. This compares to an effective tax rate of approximately 38.5% for the six months ended March 31, 2004 (38.8% for the three months ended March 31, 2004). The primary reason for the decrease in the effective tax rate is the federal income tax credits available as a result of Headwaters' investment in an entity that owns and operates a coal-based solid alternative fuel production facility (see Note 9). The alternative fuel produced at the facility through December 2007 qualifies for tax credits pursuant to
     Section 29 of the Internal Revenue Code. Excluding the effect of the tax credits, Headwaters' effective tax rate in 2005 would have been approximately 40%.

8.   Earnings per Share

                                                        Three Months Ended March 31,      Six Months Ended March 31,
         (in thousands, except per-share data)                 2004             2005            2004            2005
         ------------------------------------------------------------------------------------------------------------
         Numerator:
         Numerator for basic earnings per share -
         net income                                         $18,627          $11,993         $28,719         $25,001

         Interest expense related to convertible
         senior subordinated notes, net of taxes                 --            1,070              --           2,048
                                                     ----------------------------------------------------------------
         Numerator for diluted earnings per share -
         net income plus interest expense related
         to convertible notes, net of taxes                 $18,627          $13,063         $28,719         $27,049
                                                     ================================================================

         Denominator:
         Denominator for basic earnings per share -
         weighted-average shares outstanding                 32,782           36,172          30,371          34,806

         Effect of dilutive securities:
         Shares issuable upon exercise of options
         and warrants                                         1,322            1,146           1,222           1,254

         Shares issuable upon conversion of
         convertible senior subordinated notes                   --            5,750              --           5,750
                                                     ----------------------------------------------------------------
         Total potential dilutive shares                      1,322            6,896           1,222           7,004
                                                     ----------------------------------------------------------------
         Denominator for diluted earnings per
         share - weighted-average shares outstanding
         after assumed exercises and conversions             34,104           43,068          31,593          41,810
                                                     ================================================================

         Basic earnings per share                           $  0.57          $  0.33         $  0.95           $0.72
                                                     ================================================================

         Diluted earnings per share                         $  0.55          $  0.30         $  0.91           $0.65
                                                     ================================================================

     In September 2004, the EITF reached a consensus (EITF Issue 04-08) requiring the inclusion of contingently convertible securities in diluted EPS calculations. This consensus is effective for periods ending after December 15, 2004 and required Headwaters to include in its 2005 diluted EPS calculations, on an if-converted basis, the additional shares issuable under the terms of Headwaters' outstanding convertible senior subordinated notes described in Note 6. The EITF consensus must be applied to all applicable prior periods, which for Headwaters will be the quarters ended June 30, 2004 and September 30, 2004.

     Anti-dilutive securities not considered in the diluted earnings per share calculations, consisting of out-of-the money options, totaled approximately 0 and 180,000 shares for the three months ended March 31, 2004 and 2005, respectively; and approximately 10,000 and 150,000 shares for the six months ended March 31, 2004 and 2005, respectively.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


9.   Commitments and Contingencies

     Commitments and contingencies as of March 31, 2005 not disclosed elsewhere are as follows:

     Employee Benefit Plans and Incentive Awards - During the quarter ended December 31, 2004, Headwaters' Board of Directors approved a Deferred Compensation Plan for certain designated employees, which plan became effective on January 1, 2005. In January 2005, Headwaters' Board of Directors adopted the Headwaters Incorporated Long Term Incentive Compensation Plan ("LTIP") under which employees of Headwaters selected to participate by the Compensation Committee (the "Committee") are eligible to receive long-term incentive-based compensation. The LTIP was approved at the annual meeting of stockholders on March 1, 2005.

     In conjunction with the gain to be recognized from the AJG litigation settlement (discussed under "Legal or Contractual Matters," following), the Committee initiated several incentive award grants in May to certain officers and employees. The Committee granted i) approximately 3,040,000 stock appreciation rights ("SARs"), ii) stock options for the purchase of approximately 30,000 shares of common stock, iii) incentive cash bonuses and iv) performance unit awards. Approximately 1,870,000 of the SARs vest at grant date and require a payment by grantees of $2.00 per SAR, payable over a five-year period. Also, these SARs are allowed to appreciate to a maximum gain equal to the fair market value of Headwaters' common stock at the date of grant. Approximately 1,170,000 of the SARs will vest over a five-year period, and approximately 1,120,000 of these SARs will be exercisable based on the achievement of performance criteria related to growth in the "economic value added" of Headwaters. All of the SARs and stock options were granted under terms of existing stock option and stock incentive plans. The SARs and stock options have an exercise price of $31.97 per share, the fair market value of Headwaters' common stock on the date of grant. All SARs will be settled in stock when exercised by grantees. The incentive cash bonuses approximated $5,500,000. The performance unit awards have a potential value totaling approximately $6,100,000, payable in cash, if certain performance criteria are met prior to December 2009.

     The Committee is also considering the potential acceleration of vesting of outstanding stock options not currently vested. Headwaters is currently reviewing the costs related to accelerating the vesting of options and is considering the appropriate accounting for these costs, along with the costs of the incentive awards granted, under current accounting literature as well as under the new requirements of SFAS No. 123R (see Note 1). Headwaters expects these costs will be substantial, and a majority of such costs could be required to be reflected as expense in the quarter ending June 30, 2005, especially if Headwaters early adopts SFAS No. 123R in the June 2005 quarter, which management is considering.

     Medical Insurance - Headwaters has adopted self-insured medical insurance plans that cover substantially all employees. There is stop-loss coverage for amounts in excess of $100,000 to $125,000 per individual per year. Headwaters has contracted with third-party administrators to assist in the payment and administration of claims. Insurance claims are recognized as expense when incurred and include an estimate of costs for claims incurred but not reported at the balance sheet date. As of March 31, 2005, approximately $3,710,000 is accrued for claims incurred on or before March 31, 2005 that have not been paid or reported.

     Property, Plant and Equipment - As of March 31, 2005, Headwaters was committed to spend approximately $11,700,000 on capital projects that were in various stages of completion.

     Solid Alternative Fuel Facility - In September 2004, Headwaters purchased a 9% variable interest in an entity that owns and operates a coal-based solid alternative fuel production facility, where Headwaters is not the primary beneficiary. In December 2004, Headwaters purchased an additional 10% variable interest in this entity. Headwaters' 19% minority interest was acquired in exchange for initial cash payments totaling $500,000 and an obligation to pay $15,000,000 in monthly installments from October 2004 through December 2007. This obligation, recorded in other accrued

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


     liabilities and other long-term liabilities in the consolidated balance sheet (totaling $13,968,000 at March 31, 2005), bears interest at an 8% rate. Headwaters also agreed to make additional payments to the seller based on a pro-rata allocation of the tax credits generated by the facility, also through December 2007. These additional contractual payments, along with the amortization of the $15,500,000 investment, are recorded in other expense in the consolidated statement of income.

     The alternative fuel produced at the facility through December 2007 qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code, and Headwaters is entitled to receive its pro-rata share of such tax credits generated. Due to the combined effect of the seasonality of Headwaters' operations and the requirement to use an estimated effective tax rate for the year in calculating income taxes, Headwaters is not able to recognize the benefit of all of the tax credits earned in the December and March quarters in its results of operations for those quarters. Tax credits earned but not recognized in the December and March quarters will be recognized in the June and September quarters. Even though Headwaters can not fully recognize its portion of the benefits of the tax credits generated in 2005, Headwaters' pro-rata share of costs incurred to generate those tax credits has been recognized as other expense. Headwaters has the ability, under certain conditions, to limit its liability under the fixed payment obligations currently totaling $13,968,000; therefore, Headwaters' obligation to make all of the above-described payments is effectively limited to the tax benefits Headwaters receives.

     Joint Venture Obligations - In September 2004, Headwaters entered into an agreement with an international chemical company, based in Germany, to jointly develop and commercialize a process for the direct synthesis of hydrogen peroxide. Under terms of the joint venture agreement, Headwaters paid $1,245,000 for its investment in the joint venture and is further obligated to pay an additional $1,000,000 in 2005 and $1,000,000 in 2006. Headwaters has also committed to fund 50% of the joint venture's research and development expenditures, currently limited to (euro)3,000,000 (approximately $3,900,000 at March 31, 2005), through September 2007. Although there is no legal obligation to do so, the joint venture partners currently have long-range plans to eventually invest in large-scale hydrogen peroxide plants using the process for direct synthesis of hydrogen peroxide.

     Legal or Contractual Matters - Headwaters has ongoing litigation and asserted claims incurred during the normal course of business, including the items discussed below. Headwaters intends to vigorously defend or resolve these matters by settlement, as appropriate. Management does not currently believe that the outcome of these matters will have a material adverse effect on Headwaters' operations, cash flows or financial position.

     In fiscal 2004, Headwaters accrued approximately $1,400,000 for legal matters based on the most likely amounts of Headwaters' liabilities or amounts that Headwaters was willing to settle for. Claims and damages sought by claimants in excess of those amounts were not deemed to be probable. During the six months ended March 31, 2005, Headwaters expensed $2,790,000 for legal matters (excluding costs for legal counsel). Our outside counsel currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability to Headwaters. The liability recorded as of March 31, 2005, totaling $2,500,000, represents the amount Headwaters would be willing to pay to reach settlements of outstanding cases. However, these cases raise difficult and complex legal and factual issues, and the resolution of these issues is subject to many uncertainties, including the facts and circumstances of each case, the jurisdiction in which each case is brought, and the future decisions of juries, judges, and arbitrators. Therefore, although management believes that the claims asserted against Headwaters in the named cases lack merit, there is a possibility of material losses in excess of the amounts accrued if one or more of the cases were to be determined adversely against Headwaters for a substantial amount of the damages asserted.

     Headwaters currently believes the range of potential loss, excluding costs for outside counsel, is from $2,500,000 up to the amounts sought by claimants. It is possible that a change in the estimates of probable liability could occur, and the changes could be material. Additionally, as with any litigation, these proceedings require that Headwaters incur substantial costs, including attorneys' fees, managerial time, and other personnel resources and costs in pursuing resolution. Costs paid to outside legal counsel for litigation, which have historically comprised the majority of Headwaters' litigation-related costs, totaled approximately $1,099,000 and $2,615,000 for the six months ended March 31, 2004 and 2005, respectively. It is not possible to estimate what these costs will be in future periods.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


     Boynton. In October 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. (This technology is distinct from the technology developed by Headwaters.) This action is factually related to an earlier action brought by certain purported officers and directors of Adtech, Inc. That action was dismissed by the United States District Court for the Western District of Tennessee and the District Court's order of dismissal was affirmed on appeal. In the current action, the allegations arise from the same facts, but the claims are asserted by certain purported stockholders of Adtech. In June 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee alleging, among other things, fraud, conspiracy, constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. The plaintiffs seek declaratory relief and compensatory damages in the approximate amount of between $15,000,000 and $25,000,000 and punitive damages. The District Court has dismissed all claims against Headwaters except conspiracy and constructive trust. The Court has scheduled trial for September 2005. Because the resolution of the litigation is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

     AGTC. In March 1996, Headwaters entered into an agreement with AGTC and its associates for certain services related to the identification and selection of synthetic fuel projects. In March 2002, AGTC filed an arbitration demand in Salt Lake City, Utah claiming that it is owed commissions under the 1996 agreement for 8% of the revenues received by Headwaters from the Port Hodder project. AGTC was seeking approximate damages in the arbitration between $520,000 and $14,300,000. Headwaters asserted that AGTC did not perform under the agreement and that the agreement was terminated and the disputes were settled in July 1996. Headwaters filed an answer in the arbitration, denying AGTC's claims and asserting counterclaims against AGTC. The arbitrator conducted hearings during July and August of 2004 and received a post-arbitration briefing and issued a decision on December 17, 2004. The arbitrator found liability against Headwaters in the amount of $520,000 plus prejudgment interest in the amount of approximately $403,000, all of which was accrued as of December 31, 2004 and paid in January 2005 in full settlement of the matter.

     AJG. In December 1996, Headwaters entered into a technology license and proprietary chemical reagent sale agreement with AJG Financial Services, Inc. The agreement provided for AJG to pay royalties and allowed AJG to purchase proprietary chemical reagent material from Headwaters. In October 2000, Headwaters filed a complaint in the Fourth District Court for the State of Utah against AJG alleging that it had failed to make payments and to perform other obligations under the agreement. Headwaters asserted claims including breach of contract and sought money damages as well as other relief. AJG's answer to the complaint denied Headwaters' claims and asserted counter-claims based upon allegations of misrepresentation and breach of contract.

     This litigation came to the trial phase in January 2005. The jury reached a verdict substantially in favor of Headwaters and the court entered a judgment for Headwaters against AJG in the amount of approximately $175,000,000 which included approximately $32,000,000 in prejudgment interest. In May 2005, Headwaters and AJG entered into a settlement agreement calling for payments to Headwaters in the amount of $50,000,000 at the time of settlement (which payment was received in May 2005), $70,000,000 (related to a contract modification for use of technology) in January 2006, and certain quarterly payments based upon tax credits associated with AJG's facilities for calendar years 2005 through 2007. Payments based upon tax credits associated with AJG's facilities for the first three quarters of calendar year 2005 will be payable in January 2006, with all other quarterly payments for 2005 through 2007 payable 45 days after the end of each quarter. Payments based upon tax credits for 2005 through 2007 are subject to downward adjustment or elimination if a phase-out of section 29 tax credits occurs due to high oil prices. Headwaters currently expects to recognize the $50,000,000 gain, net of payments due to a third party (which are currently being determined), in the quarter ending June 30, 2005. The $70,000,000, net of payments due to a third party, will be recognized as revenue beginning April 2005 through 2007, and the future quarterly payments based upon tax credits will be recognized as revenue in accordance with Headwaters' revenue recognition policy for license fee revenue (see "Revenue Recognition" in Note 2 to the consolidated financial statements in Headwaters' Form 10-K).

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


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

     Legislation. Under current law, Section 29 tax credits for synthetic fuel produced from coal expire on December 31, 2007. In addition, there have been initiatives from time to time to consider the early repeal or modification of Section 29. Most recently, in April 2005, an amendment to
     Section 29 was proposed in the House Ways and Means Committee of the United States House of Representatives that would have repealed the Section 29 credit for synthetic fuel produced from coal. The committee failed to approve the proposed amendment, but the amendment could be reintroduced. If
     Section 29 expires at the end of 2007 or if it is repealed or adversely modified, synthetic fuel facilities would probably either close or

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


     substantially curtail production. At this time, given current prices of coal and costs of synthetic fuel production, Headwaters does not believe that production of synthetic fuel will be profitable absent the tax credits. In addition, if Headwaters' licensees close their facilities or materially reduce production activities (whether after 2007, or upon earlier repeal or adverse modification of Section 29, or for any other reason), it would have a material adverse effect on the revenues and net income of Headwaters.

     Phase-Out. Section 29 tax credits are subject to phase-out after the average annual wellhead domestic oil price ("reference price") reaches a beginning phase-out threshold price, and is eliminated entirely if the reference price reaches the full phase-out price. For calendar 2004, the reference price was $36.75 per barrel and the phase-out range began at $51.35 and would have fully phased out tax credits at $64.47 per barrel. For calendar 2005, an estimated partial year reference price (through March
     2005) is $42.92 per barrel, and an estimate of the phase-out range (using 2% inflation) begins at $52.38 and completes phase-out at $65.76 per barrel. The one-day cash trading price (which historically has trended somewhat higher than the reference price) on April 29, 2005 was $49.73 per barrel.

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

     Senate Permanent Subcommittee on Investigations. On October 29, 2003, the Permanent Subcommittee on Investigations of the Government Affairs Committee of the United States Senate issued a notification of pending investigations. The notification listed the synthetic fuel tax credit as a new item. In March 2005, the Subcommittee described its investigation as follows: "The Subcommittee is continuing its investigation [of] tax credits claimed under Section 29 of the Internal Revenue Code for the sale of coal-based synthetic fuels. This investigation is examining the utilization of these tax credits, the nature of the technologies and fuels created, the use of these fuels, and others [sic] aspects of Section 29. The investigation will also address the IRS' administration of Section 29 tax credits." The Subcommittee conducted numerous interviews and received large volumes of data between December 2003 and March 2004. Since that time, to Headwaters' knowledge, there has been little activity regarding the investigation. Headwaters cannot make any assurances as to the timing or ultimate outcome of the Subcommittee investigation, nor can Headwaters predict whether Congress or others may conduct investigations of Section 29 tax credits in the future. The Subcommittee investigation may have a material adverse effect on the willingness of buyers to engage in transactions to purchase synthetic fuel facilities or on the willingness of current owners to operate their facilities, and may materially adversely affect Headwaters' revenues and net income.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto included elsewhere herein. Headwaters' fiscal year ends on September 30 and unless otherwise noted, future references to 2004 refer to Headwaters' fiscal quarter and/or six-month period ended March 31, 2004, and references to 2005 refer to Headwaters' fiscal quarter and/or six-month period ended March 31, 2005.

Introduction

         Over the last three years, Headwaters has executed on its two-fold plan of maximizing cash flow from its existing operating business units and diversifying revenues from over-reliance on the alternative energy segment. With the addition of the CCP management and marketing business through the acquisition of ISG in 2002, and the growth of the construction materials business, culminating in the acquisitions of Eldorado and Tapco in fiscal 2004, Headwaters has achieved revenue growth and diversification into three business segments. Because Headwaters has also incurred increased indebtedness to make strategic acquisitions and related capital expenditures, one of management's key financial objectives is to continue to focus on increased cash flows for purposes of reducing indebtedness as quickly as possible.

         Headwaters' acquisition strategy targets businesses that are leading players in their respective industries, that enjoy healthy margins from products and services and that are not capital intensive, thus providing additional cash flow that complements the financial performance of Headwaters' existing business segments. Headwaters is also committed to the internal development of HTI's energy-related technologies and nanotechnology and has invested in and expects to continue to invest in research and development activities.

         As a result of its diversification into CCPs and construction materials, Headwaters is affected by seasonality, with the highest revenues produced in the June and September quarters. With CCPs, Headwaters' strategy is to continue to negotiate long-term contracts so that it may invest in transport and storage infrastructure for the marketing and sale of CCPs. Headwaters also intends to continue to expand usage of high-value CCPs, develop uses for lower-value CCPs and expand usage of CCPs both in its construction products and the industry in general.

         Headwaters' acquisitions of Eldorado and Tapco have created a concentration in the residential housing market; however, the cyclicality and interest-rate sensitivity of this segment is mitigated by the fact that approximately 75% of Tapco's products are used in the home improvement and remodeling market, which is typically counter cyclical to the new construction market because remodeling is generally less expensive than a new home and is often required to maintain older homes and preserve their value. As a result, during economic downturns, Tapco's products have historically experienced strong growth rates. In light of Headwaters' leading market shares in Eldorado's and Tapco's markets, Headwaters will need to increase production capacity for Eldorado and develop and market new products from Tapco in order to maintain the historical growth rates of this segment.

         In fiscal 2005, Headwaters is focusing on integration of its recent acquisitions, including the marketing of diverse construction materials products through its national distribution network, and expansion of the corporate infrastructure necessary to provide the information and services that the business segments need to operate at optimal levels. Headwaters is highly leveraged as a result of the fiscal 2004 acquisitions, but has reduced its outstanding debt through cash flow from operations and most recently from an underwritten public offering of common stock in March 2005. Higher leverage levels make continued diversification at historical levels more difficult. Headwaters intends to continue to focus on repaying long-term debt as quickly as possible while continuing to look for diversification opportunities within prescribed parameters.

Consolidation, Acquisitions and Segments

         Consolidation and Acquisitions. The consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling financial interest. Headwaters also consolidates any variable interest entities for which it is the primary beneficiary; however, as of March 31, 2005, there were none. For investments in companies in which Headwaters has a significant influence over operating and financial decisions (generally defined as owning a voting or economic interest of 20% to 50%), Headwaters applies the equity method of accounting. In instances where Headwaters' investment is less than 20% and significant influence does not exist, investments are carried at cost. All significant intercompany transactions and accounts are eliminated in consolidation.

         Headwaters acquired VFL on April 9, 2004, Eldorado Stone on June 2, 2004, SCP on July 2, 2004, and Tapco on September 8, 2004. Accordingly, these entities' results of operations have been consolidated with Headwaters' 2005 results, but the 2004 results include nothing related to these companies because none of the acquisitions were consummated prior to March 31, 2004. Due to the significance of these acquisitions, in many instances the 2004 consolidated financial statements and components of those financial statements included in the following discussion and analysis are not comparable to the 2005 financial statements or components thereof. Also, due to the seasonality of the operations of the CCP and construction materials segments and other factors, Headwaters' consolidated results of operations for 2005 are not indicative of the results to be expected for the full fiscal 2005 year.

         As described in more detail in Note 1 to the consolidated financial statements included herein and in Note 3 to the consolidated financial statements in the Form 10-K, the determination of the final purchase price, and the allocation thereof, for both Eldorado and Tapco has not been finalized.

         Segments. Headwaters operates in three business segments, construction materials, CCPs and alternative energy. These segments are managed and evaluated separately by management based on fundamental differences in their operations, products and services.

         Prior to 2004, the businesses in the construction materials segment manufactured and distributed bagged concrete, stucco, mortar and block products. The acquisition of SCP expanded Headwaters' concrete block business and the acquisition of Eldorado added manufactured architectural stone to the construction materials product line. Tapco is a leading designer, manufacturer and marketer of building products used in exterior residential home improvement and construction. Revenues for the construction materials segment consist of product sales to wholesale and retail distributors, contractors and other users of building products and construction materials.

         The CCP segment markets coal combustion products such as fly ash and bottom ash, known as CCPs, to the building products and ready mix concrete industries. Headwaters markets CCPs to replace manufactured or mined materials, such as portland cement, lime, agricultural gypsum, fired lightweight aggregate, granite aggregate and limestone. Headwaters has long-term contracts, primarily with coal-fueled electric power generation plants, pursuant to which it manages the post-combustion operations for the utilities. CCP revenues consist primarily of product sales with a smaller amount of service revenue. VFL has been included in Headwaters' CCP segment since its acquisition in April 2004.

         The alternative energy segment includes Headwaters' traditional coal-based solid alternative fuels business and HTI's business of developing catalysts and processes to convert coal and heavy oil into environmentally-friendly, higher-value liquid fuels, as well as nanocatalyst processes and applications. Revenues for this segment primarily include sales of chemical reagents and license fees.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

         The information set forth below compares Headwaters' operating results for the three months ended March 31, 2005 ("2005") with operating results for the three months ended March 31, 2004 ("2004").

         Revenue. Total revenue for 2005 increased by $102.9 million or 86% to $222.4 million as compared to $119.5 million for 2004. The major components of revenue are discussed in the sections below.

         Sales of Construction Materials. Sales of construction materials during 2005 were $109.2 million with a corresponding direct cost of $73.7 million. Sales of construction materials during 2004 were $11.2 million with a corresponding direct cost of $10.0 million. The increase in sales of construction materials during 2005 was due primarily to the acquisitions of Eldorado, SCP and Tapco in fiscal 2004. Revenues for these acquired companies for 2005 totaled $97.1 million. The increase in gross margin percentage from 2004 to 2005 was due primarily to significantly higher margins from the operations of the acquired businesses.

         CCP Revenues. CCP revenues for 2005 were $48.5 million with a corresponding direct cost of $38.3 million. CCP revenues for 2004 were $39.6 million with a corresponding direct cost of $29.7 million. The increase in CCP revenues during 2005 was due primarily to the acquisition of VFL in April 2004 (VFL's revenues for 2005 totaled $8.4 million). The gross margin percentage decreased from 2004 to 2005 by approximately 4% due primarily to one-time service revenue in 2004 and VFL, which typically has lower gross margins than the legacy CCP business.

         Alternative Energy. Headwaters' alternative energy segment revenue consists primarily of chemical reagent sales and license fee revenue related to its solid alternative fuel technologies. HTI's revenues are also included in alternative energy revenue and have historically comprised a minor portion of total segment revenue.

         Sales of Chemical Reagents. Chemical reagent sales (included in alternative energy revenue in the accompanying consolidated statements of income) during 2005 were $39.9 million with a corresponding direct cost of $28.4 million. Chemical reagent sales during 2004 were $32.2 million with a corresponding direct cost of $21.8 million. The increase in chemical reagent sales during 2005 was due primarily to increased synthetic fuel production by Headwaters' licensees (resulting in increased sales of $4.1 million) and by customers with which Headwaters does not have a license agreement (resulting in increased sales of $3.6 million). Of the increased sales to customers, $1.9 million represents sales of chemical reagent related to the coal-based solid alternative fuel production facility in which Headwaters is a minority owner

(see Note 9 to the consolidated financial statements). It is not possible to predict the trend of sales of chemical reagents. The gross margin percentage for 2005 of 29% was 3% lower than for 2004, due primarily to increases in the cost of product, which in turn is related to recent increases in the costs of petroleum-based materials, and to a lesser extent, changes in customer mix. Additional cost increases could occur and to the extent Headwaters is not able to pass on such increases to customers, margins will be adversely affected. Headwaters currently expects gross margin percentages for the rest of fiscal 2005 to continue to trend below fiscal 2004 levels.

         License Fees. During 2005, Headwaters recognized license fee revenue (included in alternative energy revenue in the accompanying consolidated statements of income) totaling $24.6 million, a decrease of $11.7 million or 32% from $36.3 million of license fee revenue recognized during 2004. The primary reason for the decrease in license fee revenue in 2005 compared to 2004 was the recognition in 2004 of $24.9 million of net revenue representing funds previously deposited in an escrow account by one of Headwaters' licensees, all relating to alternative fuel sold prior to December 31, 2003. Headwaters also recognized approximately $3.0 million of revenue in 2004 relating to the March 2004 quarter. In 2005, Headwaters recognized a total of $11.3 million of revenue from this licensee, for a net decrease of $16.6 million from 2004 to 2005. For more information about the 2004 revenue related to this licensee, see "License Fee Revenue Recognition" in the "Critical Accounting Policies and Estimates" section of Item 7 of Headwaters' Form 10-K. Also, pursuant to the contractual terms of the agreement with this same licensee, this licensee has set aside substantial amounts for working capital and other operational contingencies as provided for in the contractual agreements. These amounts may eventually be paid out to various parties having an interest in the cash flows from the licensee's operations, including Headwaters, if they are not used for working capital and other operational contingencies. As a result, Headwaters currently expects to receive at some future date a portion of those reserves, the amount of which is not currently determinable and therefore, not recognizable.

         Amortization. These costs increased by $4.5 million to $6.2 million in 2005 from $1.7 million in 2004. The increase was primarily attributable to the fiscal 2004 acquisitions and the resulting increases in amortizable intangible assets. For this same reason, Headwaters expects fiscal 2005 amortization expense to be substantially higher than it was for fiscal 2004.

         Research and Development. Research and development expenses increased by $1.4 million to $2.9 million in 2005 from $1.5 million in 2004. The increase was primarily attributable to increased HTI research and development activities. Headwaters remains committed to HTI's research and development efforts and future expenses are likely to outpace fiscal 2004 levels as a result of continuing efforts to commercialize existing technologies.

         Selling, General and Administrative Expenses. These expenses increased $17.5 million to $34.2 million for 2005 from $16.7 million for 2004. The increase in 2005 was due primarily to the fiscal 2004 acquisitions ($16.5 million) and an increase in litigation-related costs ($2.8 million), partially offset by a net decrease in other costs ($1.8 million). Selling, general and administrative expenses in 2004 included higher amounts for incentive pay expenses as a result of obligations arising from Headwaters' bonus plans, due in turn to the revenue recognized from escrowed funds, as previously discussed. As a result of the fiscal 2004 acquisitions, fiscal 2005 selling, general and administrative expenses are expected to be substantially higher than for fiscal 2004, but should be more comparable to fiscal 2004 levels when viewed as a percentage of revenue.

         Other Income and Expense. During 2005, Headwaters reported net other expense of $22.0 million compared to net other expense of $7.6 million during 2004. The change of $14.4 million was attributable to an increase in net interest expense of $13.1 million in 2005 and a net increase in other expenses of approximately $1.3 million in 2005.

         Net interest expense increased from $5.7 million in 2004 to $18.8 million in 2005 due primarily to significantly higher average levels of long-term debt in 2005 compared to 2004, primarily related to the fiscal 2004 acquisitions. In both periods, debt repayments (totaling approximately $74.8 million in 2004 and $202.6 million in 2005) consisted primarily of early repayments. Non-cash interest expense, representing amortization of debt discount (in 2004 only) and debt issue costs (in both 2004 and 2005), was $5.0 million in 2004 and $4.8 million in 2005. Due to the substantially higher amounts of outstanding debt at March 31, 2005 than existed for most of fiscal 2004, interest expense in fiscal 2005 is expected to be substantially higher than for comparable periods in fiscal 2004.

         The net change in other expenses of $1.3 million consisted primarily of an increase in other expenses (totaling approximately $3.3 million) related to Headwaters' costs related to its investment in the coal-based solid alternative fuel production facility described in Note 9 to the consolidated financial statements, including amortization of the related $15.5 million investment, partially offset by approximately $1.7 million of asset write-offs in 2004 that did not recur in 2005.

         The alternative fuel produced at the facility through December 2007 qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code, and Headwaters is entitled to receive its pro-rata share of such tax credits generated. Due to the combined effect of the seasonality of Headwaters' operations and the requirement to use an estimated effective tax rate for the year in calculating income taxes, Headwaters is not able to recognize the benefit of all of the tax credits earned in the December and March quarters in its results of operations for those quarters. Tax credits earned but not recognized in the December and March quarters will be recognized in the June and September quarters. Even though Headwaters can not fully recognize its portion of the benefits of the tax credits generated in 2005, Headwaters' pro-rata share of costs incurred to generate those tax credits has been recognized as other expense.

         Income Tax Provision. Headwaters' effective income tax rate for 2005 was approximately 27%. This compares to an effective tax rate of approximately 39% for 2004 and 35% for the quarter ended December 31, 2004. Headwaters' effective income tax rate for the entire fiscal 2005 year is currently estimated to be 31.5%. The primary reason for the decreases in the effective tax rate is federal income tax credits available as a result of Headwaters' investment in an entity that owns and operates a coal-based solid alternative fuel production facility (see Note 9 to the consolidated financial statements). The alternative fuel produced at the facility through December 2007 qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code.

         Headwaters adjusts its income tax provision each quarter to yield the estimated effective tax rate for the fiscal year on a cumulative basis, causing each quarter's effective tax rate to vary somewhat. It is possible that Headwaters' estimate of its effective tax rate for fiscal 2005 will change in future periods, necessitating an adjustment in future periods to reflect the impact of the rate change on results for prior fiscal 2005 periods. Excluding the effect of the tax credits, Headwaters' effective tax rate in 2005 would have been approximately 40%.

Six Months Ended March 31, 2005 Compared to Six Months Ended March 31, 2004

         The information set forth below compares Headwaters' operating results for the six months ended March 31, 2005 ("2005") with operating results for the six months ended March 31, 2004 ("2004").

         Revenue. Total revenue for 2005 increased by $219.8 million or 99% to $440.8 million as compared to $221.0 million for 2004. The major components of revenue are discussed in the sections below.

         Sales of Construction Materials. Sales of construction materials during 2005 were $222.9 million with a corresponding direct cost of $150.2 million. Sales of construction materials during 2004 were $23.2 million with a corresponding direct cost of $19.3 million. The increase in sales of construction materials during 2005 was due primarily to the acquisitions of Eldorado, SCP and Tapco in fiscal 2004. Revenues for these acquired companies for 2005 totaled $199.2 million. The increase in gross margin percentage from 2004 to 2005 was due primarily to significantly higher margins from the operations of the acquired businesses.

         CCP Revenues. CCP revenues for 2005 were $101.5 million with a corresponding direct cost of $79.3 million. CCP revenues for 2004 were $84.7 million with a corresponding direct cost of $63.1 million. The increase in CCP revenues during 2005 was due primarily to the acquisition of VFL in April 2004 (VFL's revenues for 2005 totaled $17.0 million). The gross margin percentage decreased from 2004 to 2005 by approximately 4% due primarily to one-time service revenue in 2004 and VFL, which typically has lower gross margins than the legacy CCP business.

         Sales of Chemical Reagents. Chemical reagent sales (included in alternative energy revenue in the accompanying consolidated statements of income) during 2005 were $76.7 million with a corresponding direct cost of $53.0 million. Chemical reagent sales during 2004 were $63.1 million with a corresponding direct cost of $43.0 million. The increase in chemical reagent sales during 2005 was due primarily to increased synthetic fuel production by Headwaters' licensees (resulting in increased sales of $6.3 million) and by customers with which Headwaters does not have a license agreement (resulting in increased sales of $7.3 million). Of the increased sales to customers, $3.5 million represents sales of chemical reagent related to the coal-based solid alternative fuel production facility in which Headwaters is a minority owner. The gross margin percentage for 2005 of 31% was 1% lower than for 2004, due primarily to increases in the cost of product, which in turn is related to recent increases in the costs of petroleum-based materials, and to a lesser extent, changes in customer mix.

         License Fees. During 2005, Headwaters recognized license fee revenue (included in alternative energy revenue in the accompanying consolidated statements of income) totaling $39.2 million, a decrease of $6.6 million or 14% from $45.8 million of license fee revenue recognized during 2004. The primary reason for the decrease in license fee revenue in 2005 compared to 2004 was the recognition in 2004 of $24.9 million of net revenue representing funds previously deposited in an escrow account by one of Headwaters' licensees, all relating to alternative fuel sold prior to December 31, 2003. Headwaters also recognized approximately $3.0 million of revenue in 2004 relating to the March 2004 quarter. In 2005, Headwaters recognized a total of $15.3 million of revenue from this licensee, for a net decrease of $12.6 million from 2004 to 2005.

         Amortization. These costs increased by $9.0 million to $12.4 million in 2005 from $3.4 million in 2004. The increase was primarily attributable to the fiscal 2004 acquisitions and the resulting increases in amortizable intangible assets.

         Research and Development. Research and development expenses increased by $1.6 million to $5.2 million in 2005 from $3.6 million in 2004. The increase was primarily attributable to increased HTI research and development activities.

         Selling, General and Administrative Expenses. These expenses increased $36.1 million to $64.3 million for 2005 from $28.2 million for 2004. The increase in 2005 was due primarily to the fiscal 2004 acquisitions ($32.5 million) and an increase in litigation-related costs ($4.0 million), partially offset by a net decreases in other costs ($0.4 million). Selling, general and administrative expenses in 2004 included higher amounts for incentive pay expenses as a result of obligations arising from Headwaters' bonus plans, due in turn to the revenue recognized from escrowed funds, as previously discussed.

         Other Income and Expense. During 2005, Headwaters reported net other expense of $39.7 million compared to net other expense of $13.4 million during 2004. The change of $26.3 million was attributable to an increase in net interest expense of $23.6 million in 2005 and a net increase in other expenses of approximately $2.7 million in 2005.

         Net interest expense increased from $11.0 million in 2004 to $34.6 million in 2005 due primarily to significantly higher average levels of long-term debt in 2005 compared to 2004, primarily related to the fiscal 2004 acquisitions. In both periods, debt repayments (totaling approximately $134.9 million in 2004 and $253.9 million in 2005) consisted primarily of early repayments. Non-cash interest expense, representing amortization of debt discount (in 2004 only) and debt issue costs (in both 2004 and 2005), was $7.6 million in 2004 and $6.7 million in 2005.

         The net change in other expenses of $2.7 million consisted primarily of an increase in other expenses (totaling approximately $5.7 million) related to Headwaters' costs related to its investment in the coal-based solid alternative fuel production facility described in Note 9 to the consolidated financial statements, including amortization of the related $15.5 million investment, partially offset by approximately $2.2 million of asset write-offs in 2004 that did not recur in 2005 and a reduction in losses on disposition of property, plant and equipment of approximately $0.6 million.

         The alternative fuel produced at the facility through December 2007 qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code, and Headwaters is entitled to receive its pro-rata share of such tax credits generated. Due to the combined effect of the seasonality of Headwaters' operations and the requirement to use an estimated effective tax rate for the year in calculating income taxes, Headwaters is not able to recognize the benefit of all of the tax credits earned in the December and March quarters in its results of operations for those quarters. Tax credits earned but not recognized in the December and March quarters will be recognized in the June and September quarters. Even though Headwaters can not fully recognize its portion of the benefits of the tax credits generated in 2005, Headwaters' pro-rata share of costs incurred to generate those tax credits has been recognized as other expense.

         Income Tax Provision. Headwaters' effective income tax rate for 2005 was approximately 31.5%. This compares to an effective tax rate of approximately 38.5% for 2004. The primary reason for the decrease in the effective tax rate is federal income tax credits available as a result of Headwaters' investment in an entity that owns and operates a coal-based solid alternative fuel production facility (see Note 9 to the consolidated financial statements). The alternative fuel produced at the facility through December 2007 qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code It is possible that Headwaters' estimate of its effective income tax rate for fiscal 2005 will change in future periods, necessitating an adjustment in future periods to reflect the impact of the change on results for prior fiscal 2005 periods. Excluding the effect of the tax credits, Headwaters' effective tax rate in 2005 would have been approximately 40%.

Impact of Inflation

         Headwaters' operations have been impacted in 2005 by rising costs for chemical reagents in the alternative energy segment, by increased cement and polypropylene costs in the construction materials segment and by increased fuel costs that have affected transportation costs in most business units. The increased costs of chemical reagents, polypropylene and fuel are directly related to the increase in prices of oil and other petroleum-based materials. Headwaters has been successful in passing on some, but not all, of these increased material and transportation costs to customers. It is not possible to predict the future trend of material and transportation costs, nor the ability of Headwaters to pass on any potential future price increases to customers.

Liquidity and Capital Resources

         Summary of Cash Flow Activities. Net cash provided by operating activities during 2005 was $47.5 million compared to $17.1 million of net cash used in operating activities during 2004. The change was primarily attributable to changes in short-term trading investments ($37.4 million), trade receivables ($41.6 million), and depreciation and amortization ($21.3 million), partially offset by changes in inventories ($10.6 million) and accounts payable and accrued liabilities ($15.9 million).

         In 2004, Headwaters issued 5.0 million shares of common stock in an underwritten public offering for net cash proceeds of $90.3 million. Headwaters used $50.0 million of the cash generated from the issuance of common stock to repay debt, and the remaining proceeds were temporarily invested in short-term trading investments and ultimately used for acquisitions. In 2005, Headwaters issued 6.9 million shares of common stock in another underwritten public offering for net cash proceeds of $199.3 million. Headwaters also used these proceeds to repay debt. During 2005, $238.9 million of debt was repaid, net of proceeds from issuance of debt, compared to a net $85.7 million of debt repayments in 2004. During both periods, investing activities consisted primarily of the purchase of property, plant and equipment. More details about Headwaters' investing and financing activities are provided in the following paragraphs.

         Investing Activities. As described in more detail in Note 3 to the consolidated financial statements in the Form 10-K, Headwaters acquired four companies in fiscal 2004. Primarily as a result of these acquisitions, expenditures for property, plant and equipment increased substantially from 2004 ($4.9 million) to 2005 ($23.5 million). These capital expenditures primarily relate to the construction materials and CCPs segments and for fiscal 2005 will continue to be much higher than for comparative periods in fiscal 2004. Capital expenditures for fiscal 2005 are currently expected to approximate the limitation on such expenditures of $62.0 million included in the senior debt covenants. As of March 31, 2005, Headwaters was committed to spend approximately $11.7 million on capital projects that were in various stages of completion.

         Headwaters intends to continue to expand its business through growth of existing operations, commercialization of technologies currently being developed, and strategic acquisitions of entities that operate in adjacent industries. Acquisitions are an important part of Headwaters' business strategy and to that end, Headwaters routinely reviews potential complementary acquisitions, including those in the areas of CCP marketing, construction materials, and coal and catalyst technologies. It is possible that some portion of future cash and cash equivalents and/or proceeds from the issuance of stock or debt will be used to fund acquisitions of complementary businesses in the chemical, energy, building products and related industries. The senior secured credit agreement limits acquisitions to $50.0 million each fiscal year, of which cash consideration may not exceed $30.0 million, unless Headwaters' "total leverage ratio," as defined, is less than or equal to 3.50:1.0, after giving effect to an acquisition, in which case the foregoing $30.0 million cash limitation does not apply.

         As described in more detail in Note 9 to the consolidated financial statements, in September 2004, Headwaters purchased a 9% variable interest in an entity that owns and operates a coal-based solid alternative fuel production facility, where Headwaters is not the primary beneficiary. In December 2004, Headwaters purchased an additional 10% variable interest in this entity. Headwaters' 19% minority interest was acquired in exchange for initial cash payments totaling $0.5 million and an obligation to pay $15.0 million in monthly installments from October 2004 through December 2007. This obligation, recorded in other accrued liabilities and other long-term liabilities in the consolidated balance sheet (totaling $14.0 million at March 31, 2005), bears interest at an 8% rate. Headwaters also agreed to make additional payments to the seller based on a pro-rata allocation of the tax credits generated by the facility, also through December 2007. These additional contractual payments, along with the amortization of the $15.5 million investment, are recorded in other expense in the consolidated statement of income.

         The alternative fuel produced at the facility through December 2007 qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code, and Headwaters is entitled to receive its pro-rata share of such tax credits generated. The IRS has issued a Private Letter Ruling to the owners of the facility. Headwaters has the ability, under certain conditions, to limit its liability under the fixed payment obligations currently totaling $14.0 million; therefore, Headwaters' obligation to make all of the above-described payments is effectively limited to the tax benefits Headwaters receives.

         In September 2004, Headwaters entered into an agreement with an international chemical company, based in Germany, to jointly develop and commercialize a process for the direct synthesis of hydrogen peroxide. Under terms of the joint venture agreement, Headwaters paid $1.2 million for its investment in the joint venture and is further obligated to pay an additional $1.0 million in 2005 and $1.0 million in 2006. Headwaters has also committed to fund 50% of the joint venture's research and development expenditures, currently limited to (euro)3.0 million (approximately $3.9 million at March 31, 2005), through September 2007. Although there is no legal obligation to do so, the joint venture partners currently have long-range plans to eventually invest in large-scale hydrogen peroxide plants using the process for direct synthesis of hydrogen peroxide.

         Financing Activities. Due to the issuance of senior debt in September 2004 and the covenants associated with that debt, as described below, Headwaters currently has limited ability to obtain significant additional amounts of long-term debt. However, Headwaters has experienced strong positive cash flow from operations and has issued common stock which together has enabled Headwaters to repay a substantial amount of its long-term debt prior to the scheduled maturities. Headwaters expects its strong positive cash flow to continue in the future and also has the ability to access the equity markets.

         Headwaters has an effective universal shelf registration statement on file with the SEC that can be used for the sale of approximately $18.0 million of common stock, preferred stock, convertible debt and other securities. A prospectus supplement describing the terms of any securities to be issued is required to be filed before any future offering would commence under the registration statement.

         Senior Secured Credit Agreements - In September 2004 and as amended in October 2004, Headwaters entered into two credit agreements with a syndication of lenders under which a total of $790.0 million was borrowed under term loan arrangements and which provide for up to $60.0 million to be borrowed under a revolving credit arrangement. The proceeds were used to acquire Tapco and repay in full the remaining balance due under Headwaters' former senior secured credit agreement executed in March 2004. The $790.0 million of term loan borrowings consisted of a first lien term loan in the amount of $640.0 million and a second lien term loan in the amount of $150.0 million. Both term loans are secured by all assets of Headwaters and are senior in priority to all other debt, with the exception of the specific SCP assets that collateralize the notes payable to banks discussed below. In March 2005, another amendment to the credit agreements was entered into which modified certain terms of the credit facility, all as described in more detail in the following paragraphs.

         The first lien term loan bears interest, at Headwaters' option, at either i) the London Interbank Offered Rate ("LIBOR") plus 2.0%, 2.25%, or 2.5%, depending on the credit ratings that have been most recently announced for the loans by Standard & Poors Ratings Services ("S&P") and Moody's Investors Service, Inc. ("Moody's"); or ii) the "base rate" plus 1.0%, 1.25%, or 1.5%, again depending on the credit ratings announced by S&P and Moody's. Base rate is defined as the higher of the rate announced by Morgan Stanley Senior Funding and the overnight rate charged by the Federal Reserve Bank of New York plus 0.5%. The initial interest rate on the first lien debt was set at 6.5%, but was subsequently reduced to approximately 5.4% during the quarter ended December 31, 2004 pursuant to the terms of the agreement. The interest rate on the first lien debt was approximately 4.9% at March 31, 2005. The second lien term loan bears interest, also at Headwaters' option, at either LIBOR plus 5.5%, or the "base rate" plus 4.5%. The initial interest rate on the second lien debt was set at 9.75%, but was subsequently reduced to approximately 7.7% during the quarter ended December 31, 2004 pursuant to the terms of the agreement. The interest rate on the second lien debt was approximately 8.2% at March 31, 2005. Headwaters can lock in new rates for both the first lien and second lien loans for one, two, three or six months. The most recent rate change occurred in March 2005.

         The first lien term loan ($442.7 million outstanding at March 31, 2005) is repayable in quarterly installments of principal and interest, with minimum required quarterly principal repayments of approximately $3.4 million commencing in November 2005 through August 2010, with three repayments of approximately $125.2 million each through April 2011, the termination date of the first lien loan agreement. The second lien term loan ($100.0 million outstanding at March 31, 2005) is due September 2012, with no required principal repayments prior to that time. Interest is generally due on a quarterly basis.

         There are mandatory prepayments of the first lien term loan in the event of certain asset sales and debt and equity issuances and from "excess cash flow," as defined in the agreement. Optional prepayments of the first lien term loan are generally permitted without penalty or premium, except where the proceeds for repayment are obtained from a "financing," as defined, consummated for the purpose of lowering the interest rate on the first lien debt, in which case there is a 1% prepayment penalty. Optional prepayments of the second lien term loan under the original terms of the credit agreement were permissible only to the extent Headwaters issued new equity securities and then were further limited to a maximum of $50.0 million, so long as the first lien term loan remained outstanding. As amended, optional prepayments of the second lien term loan bear a penalty of 3% of prepayments made in the first year, 2% of prepayments made in the second year, and 1% of prepayments made in the third year, and further, subsequent to September 8, 2005, Headwaters can prepay the second lien debt with available cash flow, unrestricted as to source. Once repaid in full or in part, no further reborrowings under either of the term loan arrangements can be made.

         During the quarter ended December 31, 2004, Headwaters repaid a total of $50.0 million of the first lien term loan, which otherwise would have been due during the period from November 2004 through November 2005. In March 2005, Headwaters repaid $147.3 million of the first lien term loan and $50.0 million of the second lien term loan. As a result of the early repayments of debt, there was an acceleration of amortization of the related debt issue costs totaling approximately $4.0 and $4.9 million for the three- and six-month periods ended March 31, 2005, respectively, all of which was charged to interest expense. A 3% prepayment penalty of $1.5 million was paid related to the early repayment of $50.0 million of second lien term debt, which was also charged to interest expense.

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

         The hedges had a market value at March 31, 2005 of approximately $4.1 million, which, net of $1.6 million of income taxes, represents other comprehensive income for the period ended March 31, 2005 (yielding approximately $14.5 million and $27.5 million, respectively, of total comprehensive income for the three- and six-month periods ended March 31, 2005). The market value of the hedges can fluctuate significantly over a relatively short period of time and as of April 29, 2005, the market value of the hedges had decreased to approximately $2.4 million. Effective with the March 2005 amendment to the credit facility, Headwaters was allowed to reduce its hedges to $150.0 million of the senior debt and in May 2005, Headwaters reduced the hedges to that level, realizing a gain of approximately $1.0 million.

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

         Headwaters has included the additional shares of common stock contingently issuable under the notes in its 2005 diluted EPS calculation, on an if-converted basis, in accordance with the new requirements of EITF 04-08 (see
Note 8 to the consolidated financial statements).

         Notes Payable to a Bank - In connection with the acquisition of SCP in July 2004, Headwaters assumed SCP's obligations under its notes payable to a bank. The notes require monthly interest and quarterly principal payments and bear interest at variable rates, which as of March 31, 2005, ranged from 4.5% to 5.25%. Because the notes are callable by the bank, Headwaters has included the outstanding balance in current portion of long-term debt in the consolidated balance sheet. The notes are collateralized by certain assets of SCP and contain financial covenants specific to SCP, including a minimum fixed charge coverage ratio, a leverage ratio requirement, and limitations on capital expenditures. Headwaters was in compliance with all debt covenants as of March 31, 2005.

         Options and Employee Stock Purchases - In 2005, cash proceeds from the exercise of options and employee stock purchases totaled $4.9 million, compared to $5.5 million in 2004. Option exercise activity is largely dependent on Headwaters' stock price and is not predictable. To the extent non-qualified stock options are exercised, or there are disqualifying dispositions of shares obtained upon the exercise of incentive stock options, Headwaters receives an income tax deduction generally equal to the income recognized by the optionee. Such amounts, reflected in cash flows from operations in the consolidated statements of cash flows, were $2.9 million in 2004 and $5.3 million in 2005. These income tax deductions do not affect income tax expense or the effective income tax rate; rather they are reflected as increases in capital in excess of par value in the consolidated balance sheet.

         Working Capital. In 2005, Headwaters' working capital increased by $28.9 million, to $73.3 million as of March 31, 2005. Headwaters expects operations to produce positive cash flows in future periods. Additionally, Headwaters received $50.0 million in May 2005 from the settlement of contract litigation and will receive $70.0 million in January 2006 (see Note 9 to the consolidated financial statements). As a result of all of these factors, Headwaters expects working capital will be sufficient for operating needs for the remainder of fiscal 2005 and beyond.

         Long-term Debt. Due to the September 2004 issuance of senior debt and the covenants associated with that debt, as described below, Headwaters currently has limited ability to obtain significant additional amounts of long-term debt. However, as provided for in the senior debt agreements, Headwaters has available $60.0 million under a revolving credit arrangement. Borrowings under the revolving credit arrangement are generally subject to the terms of the first lien loan agreement and bear interest at either LIBOR plus 1.75% to 2.5% (depending on Headwaters' "total leverage ratio," as defined), or the base rate plus 0.75% to 1.5%. Borrowings and reborrowings of any available portion of the $60.0 million revolver can be made at any time through September 2009, at which time all loans must be repaid and the revolving credit arrangement terminates. The fees for the unused portion of the revolving credit arrangement range from 0.5% to 0.75% (depending on Headwaters' "total leverage ratio," as defined). During the period ended March 31, 2005, Headwaters borrowed $16.0 million under terms of the revolving credit arrangement, $6.0 million of which was repaid prior to March 31, 2005. In April 2005, Headwaters borrowed an additional $15.0 million under terms of the revolving credit arrangement. All amounts outstanding under the revolving credit arrangement have been repaid as of the filing date of this Form 10-Q. Finally, the credit agreement allows for the issuance of letters of credit, provided there is capacity under the revolving credit arrangement. As of March 31, 2005, two letters of credit totaling $0.6 million were outstanding, with expiration dates in June 2005 and September 2005.

         Headwaters may, in the future, make optional prepayments of the senior debt depending on actual cash flows, Headwaters' current and expected cash requirements and other factors deemed significant by management.

         The senior secured credit agreements contain restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset sales and liens, annual capital expenditures in excess of $62.0 million for fiscal years 2005 and 2006, $55.0 million for fiscal years 2007 through 2010 and $60.0 million for fiscal year 2011, and the payment of dividends, among others. In addition, Headwaters must maintain certain leverage and fixed charge coverage ratios, as those terms are defined in the agreements. Under the most restrictive covenants, contained in the first lien agreement, Headwaters must maintain i) a total leverage ratio of 5.0:1.0 or less, declining periodically to 3.5:1.0 in 2010;
ii) a maximum ratio of consolidated senior funded indebtedness minus subordinated indebtedness to EBITDA of 4.0:1.0, declining periodically to 2.5:1.0 in 2010; and iii) a minimum ratio of EBITDA plus rent payments for the four preceding fiscal quarters to scheduled payments of principal and interest on all indebtedness for the next four fiscal quarters of 1.10:1.0 through September 30, 2006, and 1.25:1.0 thereafter. Headwaters is in compliance with all debt covenants as of March 31, 2005.

         As described above, Headwaters has approximately $562.0 million of variable-rate long-term debt outstanding as of March 31, 2005, consisting of $552.7 million of senior debt and $9.3 million of notes payable to a bank. Disregarding the effect of the hedges described above, a change in the interest rate of 1% would change Headwaters' interest expense by approximately $5.5 million during the 12 months ending March 31, 2006, considering all outstanding balances of variable-rate debt and required principal repayments.

         Income Taxes. As discussed previously, cash payments for income taxes are reduced for disqualifying dispositions of shares obtained upon the exercise of stock options, which totaled $5.3 million in 2005. Headwaters' cash requirements for income taxes in fiscal 2005 are expected to generally approximate the income tax provision, with some lag due to the seasonality of operations and because estimated income tax payments are typically based on annualizing the fiscal year's income based on year-to-date results.

         Headwaters' effective income tax rate for 2005 was approximately 31.5%, the estimated rate for the fiscal year ending September 30, 2005. This compares to an effective tax rate of approximately 38.5% for 2004. The primary reason for the decrease in the effective tax rate is the federal income tax credits available as a result of Headwaters' investment in an entity that owns and operates a coal-based solid alternative fuel production facility (see Note 9 to the consolidated financial statements). The alternative fuel produced at the facility through December 2007 qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code. Excluding the effect of the tax credits, Headwaters' effective tax rate in 2005 would have been approximately 40%.

         Summary of Future Cash Requirements. Significant future cash needs, in addition to operational working capital requirements, are currently expected to consist primarily of debt service payments on outstanding long-term debt, income taxes and capital expenditures.

Legal or Contractual Matters

         Headwaters has ongoing litigation and asserted claims incurred during the normal course of business, including the items discussed below. Headwaters intends to vigorously defend or resolve these matters by settlement, as appropriate. Management does not currently believe that the outcome of these matters will have a material adverse effect on Headwaters' operations, cash flows or financial position.

         In fiscal 2004, Headwaters accrued approximately $1.4 million for legal matters based on the most likely amounts of Headwaters' liabilities or amounts that Headwaters was willing to settle for. Claims and damages sought by claimants in excess of those amounts were not deemed to be probable. During the six months ended March 31, 2005, Headwaters expensed $2.8 million for legal matters (excluding costs for legal counsel). Our outside counsel currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability to Headwaters. The liability recorded as of March 31, 2005, totaling $2.5 million, represents the amount Headwaters would be willing to pay to reach settlements of outstanding cases. However, these cases raise difficult and complex legal and factual issues, and the resolution of these issues is subject to many uncertainties, including the facts and circumstances of each case, the jurisdiction in which each case is brought, and the future decisions of juries, judges, and arbitrators. Therefore, although management believes that the claims asserted against Headwaters in the named cases lack merit, there is a possibility of material losses in excess of the amounts accrued if one or more of the cases were to be determined adversely against Headwaters for a substantial amount of the damages asserted.

         Headwaters currently believes the range of potential loss, excluding costs for outside counsel, is from $2.5 million up to the amounts sought by claimants. It is possible that a change in the estimates of probable liability could occur, and the changes could be material. Additionally, as with any litigation, these proceedings require that Headwaters incur substantial costs, including attorneys' fees, managerial time, and other personnel resources and costs in pursuing resolution. Costs paid to outside legal counsel for litigation, which have historically comprised the majority of Headwaters' litigation-related costs, totaled approximately $1.1 million and $2.6 million for the six months ended March 31, 2004 and 2005, respectively. It is not possible to estimate what these costs will be in future periods.

         In December 1996, Headwaters entered into a technology license and proprietary chemical reagent sale agreement with AJG Financial Services, Inc. The agreement provided for AJG to pay royalties and allowed AJG to purchase proprietary chemical reagent material from Headwaters. In October 2000, Headwaters filed a complaint in the Fourth District Court for the State of Utah against AJG alleging that it had failed to make payments and to perform other obligations under the agreement. Headwaters asserted claims including breach of contract and sought money damages as well as other relief. AJG's answer to the complaint denied Headwaters' claims and asserted counter-claims based upon allegations of misrepresentation and breach of contract.

         This litigation came to the trial phase in January 2005. The jury reached a verdict substantially in favor of Headwaters and the court entered a judgment for Headwaters against AJG in the amount of approximately $175.0 million which included approximately $32.0 million in prejudgment interest. In May 2005, Headwaters and AJG entered into a settlement agreement calling for payments to Headwaters in the amount of $50.0 million at the time of settlement (which payment was received in May 2005), $70.0 million (related to a contract modification for use of technology) in January 2006, and certain quarterly payments based upon tax credits associated with AJG's facilities for calendar years 2005 through 2007. Payments based upon tax credits associated with AJG's facilities for the first three quarters of calendar year 2005 will be payable in January 2006, with all other quarterly payments for 2005 through 2007 payable 45 days after the end of each quarter. Payments based upon tax credits for 2005 through 2007 are subject to downward adjustment or elimination if a phase-out of section 29 tax credits occurs due to high oil prices. Headwaters currently expects to recognize the $50.0 million gain, net of payments due to a third party (which are currently being determined), in the quarter ending June 30, 2005. The $70.0 million, net of payments due to a third party, will be recognized as revenue beginning April 2005 through 2007, and the future quarterly payments based upon tax credits will be recognized as revenue in accordance with Headwaters' revenue recognition policy for license fee revenue (see "Revenue Recognition" in Note 2 to the consolidated financial statements in Headwaters' Form 10-K).

         In conjunction with the gain to be recognized from the AJG litigation settlement, the Compensation Committee of the Board of Directors ("Committee") initiated several incentive award grants in May to certain officers and employees. The Committee made awards that are intended to accelerate approximately five years of long-term incentive compensation into the June 2005 quarter. A significant portion of the awards are based on grantees achieving certain performance goals and/or growth in the "economic value added" of Headwaters, all of which the Committee believes would lead to the creation of significant long-term stockholder value. If Headwaters early adopts SFAS No. 123R, it will record significant long-term incentive compensation expense in the June 2005 quarter.

         The Committee granted i) approximately 3.0 million stock appreciation rights ("SARs"), ii) stock options for the purchase of approximately 0.1 million shares of common stock, iii) incentive cash bonuses and iv) performance unit awards. Approximately 1.9 million of the SARs vest at grant date and require a payment by grantees of $2.00 per SAR, payable over a five-year period. Also, these SARs are allowed to appreciate to a maximum gain equal to the fair market value of Headwaters' common stock at the date of grant. Approximately 1.2 million of the SARs will vest over a five-year period, and approximately 1.1 million of these SARs will be exercisable based on the achievement of performance criteria related to growth in the "economic value added" of Headwaters. All of the SARs and stock options were granted under terms of existing stock option and stock incentive plans. The SARs and stock options have an exercise price of $31.97 per share, the fair market value of Headwaters' common stock on the date of grant. All SARs will be settled in stock when exercised by grantees. The incentive cash bonuses approximated $5.5 million. The performance unit awards have a potential value totaling approximately $6.1 million, payable in cash, if certain performance criteria are met prior to December 2009.

         The Committee is also considering the potential acceleration of vesting of outstanding stock options not currently vested. Headwaters is currently reviewing the costs related to accelerating the vesting of options and is considering the appropriate accounting for these costs, along with the costs of the incentive awards granted, under current accounting literature as well as under the new requirements of SFAS No. 123R. Headwaters expects these costs will be substantial, and a majority of such costs could be required to be reflected as expense in the quarter ending June 30, 2005, especially if Headwaters early adopts SFAS No. 123R in the June 2005 quarter, which management is considering.

Section 29 Matters

         Headwaters Energy Services' license fees and revenues from sales of chemical reagents depend on the ability of licensees and customers to manufacture and sell qualified synthetic fuels that generate tax credits under
Section 29 of the Internal Revenue Code. From time to time, issues arise as to the availability of tax credits, including the items discussed below.

         Legislation. Under current law, Section 29 tax credits for synthetic fuel produced from coal expire on December 31, 2007. In addition, there have been initiatives from time to time to consider the early repeal or modification of Section 29. Most recently, in April 2005, an amendment to Section 29 was proposed in the House Ways and Means Committee of the United States House of Representatives that would have repealed the Section 29 credit for synthetic fuel produced from coal. The committee failed to approve the proposed amendment, but the amendment could be reintroduced. If Section 29 expires at the end of 2007 or if it is repealed or adversely modified, synthetic fuel facilities would probably either close or substantially curtail production. At this time, given current prices of coal and costs of synthetic fuel production, Headwaters does not believe that production of synthetic fuel will be profitable absent the tax credits. In addition, if Headwaters' licensees close their facilities or materially reduce production activities (whether after 2007, or upon earlier repeal or adverse modification of Section 29, or for any other reason), it would have a material adverse effect on the revenues and net income of Headwaters.

         Phase-Out. Section 29 tax credits are subject to phase-out after the average annual wellhead domestic oil price ("reference price") reaches a beginning phase-out threshold price, and is eliminated entirely if the reference price reaches the full phase-out price. For calendar 2004, the reference price was $36.75 per barrel and the phase-out range began at $51.35 and would have fully phased out tax credits at $64.47 per barrel. For calendar 2005, an estimated partial year reference price (through March 2005) is $42.92 per barrel, and an estimate of the phase-out range (using 2% inflation) begins at $52.38 and completes phase-out at $65.76 per barrel. The one-day cash trading price (which historically has trended somewhat higher than the reference price) on April 29, 2005 was $49.73 per barrel.

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

         Senate Permanent Subcommittee on Investigations. On October 29, 2003, the Permanent Subcommittee on Investigations of the Government Affairs Committee of the United States Senate issued a notification of pending investigations. The notification listed the synthetic fuel tax credit as a new item. In March 2004, the Subcommittee described its investigation as follows: "The Subcommittee is continuing its investigation [of] tax credits claimed under Section 29 of the Internal Revenue Code for the sale of coal-based synthetic fuels. This investigation is examining the utilization of these tax credits, the nature of the technologies and fuels created, the use of these fuels, and others [sic] aspects of Section 29. The investigation will also address the IRS' administration of Section 29 tax credits." The Subcommittee conducted numerous interviews and received large volumes of data between December 2003 and March 2005. Since that time, to Headwaters' knowledge, there has been little activity regarding the investigation. Headwaters cannot make any assurances as to the timing or ultimate outcome of the Subcommittee investigation, nor can Headwaters predict whether Congress or others may conduct investigations of Section 29 tax credits in the future. The Subcommittee investigation may have a material adverse effect on the willingness of buyers to engage in transactions to purchase synthetic fuel facilities or on the willingness of current owners to operate their facilities, and may materially adversely affect Headwaters' revenues and net income.

Recent Accounting Pronouncements

         In September 2004, the Emerging Issues Task Force ("EITF") reached a consensus requiring the inclusion of contingently convertible securities in diluted earnings per share ("EPS") calculations. This consensus (EITF Issue

04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share") was effective for periods ending after December 15, 2004 and required Headwaters to include in its 2005 diluted EPS calculations, on an if-converted basis, the additional shares issuable under the terms of Headwaters' outstanding convertible senior subordinated notes described in Note 6. The EITF consensus must be applied to all applicable prior periods, which for Headwaters are the quarters ended June 30, 2004 and September 30, 2004. See Note 8 for more information on the effect on Headwaters' EPS of implementing the EITF consensus.

         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage, requiring that such costs be recognized as current-period costs regardless of whether they meet the criterion of "so abnormal," currently required by the guidance in ARB No. 43, Chapter 4, "Inventory Pricing." SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, which for Headwaters will be fiscal 2006. Because the provisions of this standard must be applied prospectively, there will be no effect on previously-issued financial statements of Headwaters. It is not possible to predict the effect SFAS No. 151 might have on future reported results because it will depend on the levels of "abnormal" inventory costs incurred in the future, if any.

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123R"), which was to be effective for interim periods beginning after June 15, 2005. In April 2005, the SEC announced that it would allow registrants to delay the adoption of SFAS No. 123R to no later than the beginning of the first fiscal year beginning after June 15, 2005, which for Headwaters would be fiscal 2006. SFAS No. 123R revises SFAS No. 123 and supersedes APB 25 and requires companies to expense the value of employee stock options and similar awards. Pro forma disclosure will no longer be an alternative. SFAS No. 123R also amends SFAS No. 95, Statement of Cash Flows, to require tax benefits from share-based payments to be reported as a financing cash flow rather than an operating cash flow, as required under current literature. Headwaters is studying the implications of SFAS No. 123R and expects it to have a material effect on Headwaters' reported results of operations when adopted, although it will have limited impact on cash flow. Headwaters may early adopt SFAS No. 123R beginning in either the June or September 2005 quarters.

         SFAS No. 123R permits public companies to adopt its requirements using one of two methods: i) a "modified prospective" method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date, plus compensation cost under the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date; or ii) a "modified retrospective" method which includes the requirements of the modified prospective method, but also permits companies to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, for either all prior periods, or by restating only the prior interim periods of the year of adoption. Headwaters has not yet determined which method will be used when SFAS No. 123R is adopted.

         The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future (including the stock appreciation rights and stock options granted in May 2005, as described in Note 9). However, had Headwaters adopted SFAS No. 123R in prior periods, Headwaters believes the impact of this standard would have approximated the impact of SFAS No. 123 as reflected above in the disclosures of pro forma net income and earnings per share. Adoption of SFAS No. 123R will also reduce net cash flow from operating activities and increase net cash flow from financing activities. While Headwaters cannot estimate what those amounts will be in the future, the amounts for the six months ended March 31, 2004 and 2005 were $2.9 million and $5.3 million, respectively.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Headwaters is exposed to financial market risks, primarily related to changes in interest rates. Headwaters does not use derivative financial instruments for speculative or trading purposes, but has entered into hedge transactions to limit its variable interest rate exposure, as explained below.
         As described in more detail in Note 6 to the consolidated financial statements, Headwaters has approximately $562.0 million of variable-rate long-term debt outstanding as of March 31, 2005, consisting of $552.7 million of senior debt and $9.3 million of notes payable to a bank.

         The $552.7 million of term loan borrowings under the senior debt agreements consisted of a first lien term loan in the amount of $452.7 million and a second lien term loan in the amount of $100.0 million. The first lien term loan bears interest, at Headwaters' option, at either i) the London Interbank Offered Rate ("LIBOR") plus 2.0%, 2.25%, or 2.5%, depending on the credit ratings that have been most recently announced for the loans by Standard & Poors Ratings Services ("S&P") and Moody's Investors Service, Inc. ("Moody's"); or ii) the "base rate" plus 1.0%, 1.25%, or 1.5%, again depending on the credit ratings announced by S&P and Moody's. Base rate is defined as the higher of the rate announced by Morgan Stanley Senior Funding and the overnight rate charged by the Federal Reserve Bank of New York plus 0.5%. The initial interest rate on the first lien debt was set at 6.5%, but was subsequently reduced to approximately 5.4% during the quarter ended December 31, 2004 pursuant to the terms of the agreement. The interest rate on the first lien debt was approximately 4.9% at March 31, 2005. The second lien term loan bears interest, also at Headwaters' option, at either LIBOR plus 5.5%, or the "base rate" plus 4.5%. The initial interest rate on the second lien debt was set at 9.75%, but was subsequently reduced to approximately 7.7% during the quarter ended December 31, 2004 pursuant to the terms of the agreement. The interest rate on the second lien debt was approximately 8.2% at March 31, 2005. Headwaters can lock in new rates for both the first lien and second lien loans for one, two, three or six months. The most recent rate change occurred in March.

         In connection with the new senior secured credit facility, Headwaters entered into certain hedge agreements to limit its variable interest rate exposure The first set of agreements effectively established the maximum LIBOR rate for $300.0 million of the senior secured debt at 5.0% through September 8, 2005. The second set of agreements effectively sets the LIBOR rate at 3.71% for $300.0 million of this debt for the period commencing September 8, 2005 through September 8, 2007. Headwaters accounts for these agreements as cash flow hedges, and accordingly, the fair market value of the hedges is reflected in the consolidated balance sheet as either other assets or other liabilities.

         The hedges had a market value at March 31, 2005 of approximately $4.1 million, which, net of $1.6 million of income taxes, represents other comprehensive income for the period ended March 31, 2005 (yielding approximately $14.5 million and $27.5 million, respectively, of total comprehensive income for the three- and six-month periods ended March 31, 2005). The market value of the hedges can fluctuate significantly over a relatively short period of time and as of April 29, 2005, the market value of the hedges had decreased to approximately $2.4 million. Effective with the March 2005 amendment to the credit facility, Headwaters was allowed to reduce its hedges to $150.0 million of the senior debt and in May 2005, Headwaters reduced the hedges to that level, realizing a gain of approximately $1.0 million.

         In connection with the acquisition of SCP in July 2004, Headwaters assumed SCP's obligations under its notes payable to a bank. The notes require monthly interest and quarterly principal payments and bear interest at variable rates, which as of March 31, 2005, ranged from 4.5% to 5.25%.

         Disregarding the effect of the hedges described above, a change in the interest rate of 1% would change Headwaters' interest expense by approximately $5.5 million during the 12 months ending March 31, 2006, considering all outstanding balances of variable-rate debt and required principal repayments.


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

         Based on their review and evaluation as of March 31, 2005, and subject to the inherent limitations as described above, Headwaters' CEO and CFO have concluded that Headwaters' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. In addition, they are not aware of any change in Headwaters' internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, Headwaters' internal control over financial reporting.

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

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 1, 2005, Headwaters held its 2005 annual Meeting of Stockholders. Items voted on and the results of voting are described in Headwaters' Form 8-K, filed March 3, 2005, which Form 8-K is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS

         The following exhibits are included herein:

             10.94   Settlement Agreement and Mutual Release dated             *
                     May 1, 2005 between Headwaters, AJG Financial Services,
                     Inc. and others
             12      Computation of ratio of earnings to combined fixed        *
                     charges and preferred stock dividends
             14      Code of Ethics                                            *
             31.1    Rule 13a-14(a)/15d-14(a) Certification of Chief           *
                     Executive Officer
             31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief           *
                     Financial Officer
             32      Section 1350 Certifications of Chief Executive Officer    *
                     and Chief Financial Officer
             99.11   Nominating and Corporate Governance Committee Charter,    *
                     dated April 25, 2005
             99.12   Audit Committee Charter, dated March 9, 2005              *
             99.13   Compensation Committee Charter, dated March 9, 2005       *
             99.14   Form of 2005 Stock Appreciation Right Grant and related   *
                     Stock Appreciation Right Agreement (vested)
             99.15   Form of 2005 Stock Appreciation Right Grant and           *
                     related Stock Appreciation Right Agreement (scheduled
                     vesting)
              -----------------------
              * Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HEADWATERS INCORPORATED

Date: May 9, 2005                     By: /s/ Kirk A. Benson
                                      ------------------------------------------
                                      Kirk A. Benson, Chief Executive Officer
                                      (Principal Executive Officer)


Date: May 9, 2005                     By: /s/ Steven G. Stewart
                                      ------------------------------------------
                                      Steven G. Stewart, Chief Financial Officer
                                      (Principal Financial Officer)