Form 10-Q
period 2005-06-30
HEADWATERS INC
filed 2005-08-04
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       or

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

The number of shares outstanding of the Registrant's common stock as of July 29, 2005 was 41,564,604.

                             HEADWATERS INCORPORATED

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                             No.
     ITEM 1.  FINANCIAL STATEMENTS (Unaudited):
              Condensed Consolidated Balance Sheets - As of
                September 30, 2004 and June 30, 2005 ..........................3
              Condensed Consolidated Statements of Income - For the three and nine months ended June 30, 2004 and 2005 ..................4
              Condensed Consolidated Statement of Changes in Stockholders'
                Equity - For the nine months ended June 30, 2005...............5
              Condensed Consolidated Statements of Cash Flows - For the
                nine months ended June 30, 2004 and 2005.......................6
              Notes to Condensed Consolidated Financial Statements ............7
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.......................................25
     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......38
     ITEM 4.  CONTROLS AND PROCEDURES.........................................39

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS ..............................................39
     ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ....40
     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ................................40
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............40
     ITEM 5.  OTHER INFORMATION...............................................40
     ITEM 6.  EXHIBITS .......................................................40

SIGNATURES....................................................................41



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

ITEM 1.  FINANCIAL STATEMENTS


                                                 HEADWATERS INCORPORATED

                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (Unaudited)

                                                                                             September 30,       June 30,
(in thousands, except per-share data)                                                                 2004           2005
--------------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash and cash equivalents                                                                  $   20,851     $   10,878
     Trade receivables, net                                                                        129,899        162,296
     Other receivable                                                                                   --         70,000
     Inventories                                                                                    43,812         61,749
     Current and deferred income taxes                                                              15,933         14,066
     Other                                                                                          20,068          9,698
                                                                                           -------------------------------
            Total current assets                                                                   230,563        328,687
                                                                                           -------------------------------

Property, plant and equipment, net                                                                 157,611        178,641
                                                                                           -------------------------------

Other assets:
     Intangible assets, net                                                                        298,803        283,698
     Goodwill                                                                                      815,396        813,814
     Other                                                                                          38,406         39,736
                                                                                           -------------------------------
            Total other assets                                                                   1,152,605      1,137,248
                                                                                           -------------------------------

            Total assets                                                                        $1,540,779     $1,644,576
                                                                                           ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                           $   29,238     $   33,348
     Deferred license fee revenue                                                                    7,227         32,347
     Accrued personnel costs                                                                        26,213         31,472
     Accrued income taxes                                                                               --         29,254
     Other accrued liabilities                                                                      65,625         57,443
     Current portion of long-term debt                                                              57,873         19,149
                                                                                           -------------------------------
            Total current liabilities                                                              186,176        203,013
                                                                                           -------------------------------

Long-term liabilities:
     Long-term debt                                                                                914,641        655,189
     Deferred income taxes                                                                         121,469        108,399
     Other                                                                                          10,338         47,587
                                                                                           -------------------------------
            Total long-term liabilities                                                          1,046,448        811,175
                                                                                           -------------------------------
            Total liabilities                                                                    1,232,624      1,014,188
                                                                                           -------------------------------

Commitments and contingencies

Stockholders' equity:
     Common stock, $0.001 par value; authorized 100,000 shares; issued and outstanding: 33,775 shares at September 30, 2004 (including 414 shares held in treasury) and 41,471 shares at June 30, 2005 (including 362
          shares held in treasury)                                                                      34             41
     Capital in excess of par value                                                                235,581        479,385
     Retained earnings                                                                              76,530        152,931
     Treasury stock and other                                                                       (3,990)        (1,969)
                                                                                           -------------------------------
            Total stockholders' equity                                                             308,155        630,388
                                                                                           -------------------------------

            Total liabilities and stockholders' equity                                          $1,540,779     $1,644,576
                                                                                           ===============================

                                                   See accompanying notes.

                                                              3

                                                   HEADWATERS INCORPORATED

                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                         (Unaudited)

                                                                  Three Months Ended June 30,       Nine Months Ended June 30,
                                                             ------------------------------------------------------------------
(in thousands, except per-share data)                                  2004              2005            2004             2005
-------------------------------------------------------------------------------------------------------------------------------
Revenue:
     Construction materials                                        $ 26,780          $147,582        $ 49,961         $370,467
     Coal combustion products                                        58,670            69,453         143,363          170,973
     Alternative energy                                              48,868            91,694         161,984          208,097
                                                             ------------------------------------------------------------------
          Total revenue                                             134,318           308,729         355,308          749,537
                                                             ------------------------------------------------------------------

Operating costs and expenses (1):
     Construction materials                                          20,001            97,720          39,425          248,140
     Coal combustion products                                        43,794            51,436         106,857          130,882
     Alternative energy                                              23,829            37,874          67,166           91,119
     Amortization                                                     2,356             6,126           5,740           18,322
     Research and development                                         1,740             4,758           5,331           10,109
     Contract litigation settlement                                      --           (38,252)             --          (38,252)
     Selling, general and administrative                             14,813            53,598          42,934          122,585
                                                             ------------------------------------------------------------------
        Total operating costs and expenses                          106,533           213,260         267,453          582,905
                                                             ------------------------------------------------------------------

Operating income                                                     27,785            95,469          87,855          166,632
                                                             ------------------------------------------------------------------

Other income (expense):
     Net interest expense                                            (1,265)          (11,364)        (12,253)         (45,967)
     Other, net                                                         275            (6,375)         (2,118)         (11,514)
                                                             ------------------------------------------------------------------
          Total other income (expense), net                            (990)          (17,739)        (14,371)         (57,481)
                                                             ------------------------------------------------------------------

Income before income taxes                                           26,795            77,730          73,484          109,151

Income tax provision                                                (10,735)          (22,440)        (28,705)         (32,750)
                                                             ------------------------------------------------------------------

Net income                                                         $ 16,060          $ 55,290        $ 44,779         $ 76,401
                                                             ==================================================================

Basic earnings per share                                           $   0.48          $   1.35        $   1.43         $   2.07
                                                             ==================================================================

Diluted earnings per share                                         $   0.45          $   1.17        $   1.36         $   1.81
                                                             ==================================================================


Non-cash stock-based compensation expense included in
  operating costs and expenses (1):
          Construction materials                                   $     --          $  1,079        $     --         $  1,346
          Coal combustion products                                       --               374              --              541
          Research and development                                       --             1,576              --            1,765
          Selling, general and administrative                            --            24,169              --           28,792
                                                             ------------------------------------------------------------------
             Total stock-based compensation expense                $     --          $ 27,198        $     --         $ 32,444
                                                             ==================================================================

(1) Refer to Note 3 for a description of stock-based compensation expense recorded in 2005.


                                                         See accompanying notes.

                                                                    4

                                                     HEADWATERS INCORPORATED

                         CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                                             For the Nine Months Ended June 30, 2005



                                                 Common stock     Capital in                                            Total
                                              ------------------    excess       Retained   Treasury stock,         stockholders'
(in thousands)                                 Shares    Amount  of par value    earnings       at cost     Other       equity
------------------------------------------------------------------------------------------------------------------------------------
Balances as of September 30, 2004               33,775     $34     $235,581     $ 76,530        $(2,610)   $(1,380)    $308,155

Exercise of stock options                          796      --        6,378                                               6,378

Tax benefit from exercise of stock options                            6,309                                               6,309

52 shares of treasury stock transferred to
  employee stock purchase plan, at cost                               1,243                         151                   1,394

Common stock issued for cash, net of
  commissions and other offering costs
  totaling $11,633                               6,900       7      198,810                                             198,817

Stock-based compensation                                             31,064                                  1,380       32,444

Other comprehensive income - unrealized
  gain on cash flow hedges, net of taxes                                                                       490          490

Net income for the nine months ended
  June 30, 2005                                                                   76,401                                 76,401
                                              ----------------------------------------------------------------------------------
Balances as of June 30, 2005                    41,471     $41     $479,385     $152,931        $(2,459)   $   490     $630,388
                                              ==================================================================================


                                                     See accompanying notes.

                                                                5

                                             HEADWATERS INCORPORATED

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)


                                                                                                   Nine Months Ended June 30,
                                                                                               --------------------------------
     (in thousands)                                                                                      2004             2005
-------------------------------------------------------------------------------------------------------------------------------
     Cash flows from operating activities:
     Net income                                                                                     $  44,779       $  76,401
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                                11,636          41,318
          Non-cash stock-based compensation expense                                                        --          32,444
          Non-cash interest expense related to amortization of debt discount and
            debt issue costs                                                                            7,798           8,744
          Deferred income taxes                                                                        (2,245)        (18,355)
          Amortization of non-refundable license fees                                                    (885)        (11,327)
          Net loss on disposition of property, plant and equipment                                        794             125
          Income tax benefit from exercise of stock options                                             3,320              --
          Write-down of notes receivable                                                                1,038              --
          Increase in trade receivables                                                                (2,510)        (32,397)
          Increase in inventories                                                                      (1,139)        (17,937)
          Increase in accounts payable and accrued liabilities                                         19,054          53,898
          Other changes in operating assets and liabilities, net                                      (25,416)         (9,265)
                                                                                               --------------------------------
   Net cash provided by operating activities                                                           56,224         123,649
                                                                                               --------------------------------

   Cash flows from investing activities:
        Purchase of property, plant and equipment                                                      (9,869)        (43,047)
        Net increase in intangible and other assets                                                    (1,015)         (3,894)
        Proceeds from disposition of property, plant and equipment                                         53             265
        Payments for acquisitions, net of cash acquired                                              (213,285)             --
                                                                                               --------------------------------
   Net cash used in investing activities                                                             (224,116)        (46,676)
                                                                                               --------------------------------

   Cash flows from financing activities:
        Net proceeds from issuance of common stock                                                     90,258         198,817
        Net proceeds from issuance of long-term debt                                                  269,239          29,332
        Payments on long-term debt                                                                   (206,973)       (329,176)
        Proceeds from exercise of stock options and warrants                                            6,620           6,378
        Income tax benefit from exercise of stock options                                                  --           6,309
        Employee stock purchases                                                                          739           1,394
                                                                                               --------------------------------
   Net cash provided by (used in) financing activities                                                159,883         (86,946)
                                                                                               --------------------------------

   Net decrease in cash and cash equivalents                                                           (8,009)         (9,973)

   Cash and cash equivalents, beginning of period                                                      18,732          20,851
                                                                                               --------------------------------

   Cash and cash equivalents, end of period                                                         $  10,723       $  10,878
                                                                                               ================================

   Supplemental schedule of non-cash investing and financing activities -
        Purchase of variable interest in solid alternative fuel facility in
        exchange for commitment to make future payments                                             $      --       $   7,500
                                                                                               ================================


                                                     See accompanying notes.

                                                               6

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)



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

     Headwaters' focus is on enhancing the value of energy resources in an environmentally responsible manner; expanding Headwaters' construction materials business, including opportunities to utilize products from other Headwaters operations in the production of construction materials; promoting the expanded use of coal combustion products ("CCPs"); and developing HTI's energy and nanocatalysis technologies. Headwaters currently generates revenue from the sale of construction materials, from marketing CCPs, and from licensing its chemical technologies to produce solid alternative fuel. Headwaters intends to continue to expand its business through growth of existing operations, commercialization of technologies currently being developed, and strategic acquisitions of products or entities that expand Headwaters' current operating platform.

     Headwaters' construction materials segment develops, manufactures and distributes bagged concrete, stucco, mortar and block products that utilize fly ash, and with the acquisitions of Eldorado and SCP, manufactured stone and an expanded array of concrete block products. Tapco is a leading designer, manufacturer and marketer of building products used in exterior residential home improvement and construction.

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

     Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist of normal recurring adjustments, with the exception of the adjustments related to the settlement of contract litigation described in
     Note 10 and stock-based compensation. As described in more detail in Note 3, Headwaters early adopted the fair value method of accounting for stock-based compensation required by SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), effective as of October 1, 2004, the beginning of Headwaters' 2005 fiscal year. Accordingly, Headwaters restated its statement of income for the six months ended March 31, 2005 and the restated amounts have been used in deriving the statement of income amounts reported for the nine months ended June 30, 2005.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These financial

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)



     statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters' Annual Report on Form 10-K for the year ended September 30, 2004 ("Form 10-K") and in Headwaters' Quarterly Reports on Form 10-Q for the quarters ended December 31, 2004 and March 31, 2005.

     Headwaters' fiscal year ends on September 30 and unless otherwise noted, future references to 2004 refer to Headwaters' fiscal quarter and/or nine-month period ended June 30, 2004, and references to 2005 refer to Headwaters' fiscal quarter and/or nine-month period ended June 30, 2005. The consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling financial interest. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the seasonality of the operations of the construction materials and CCP segments and other factors, Headwaters' consolidated results of operations for 2005 are not indicative of the results to be expected for the full fiscal 2005 year.

     As referred to above and described in detail in Headwaters' Form 10-K, Headwaters acquired four companies in fiscal 2004. As reported in the Form 10-K, the purchase price and final purchase price allocation for both VFL and SCP were completed in fiscal 2004 (however, as described in Note 3 to the consolidated financial statements in the Form 10-K, Headwaters agreed to pay an earn-out to the sellers of SCP if certain SCP earnings targets are exceeded during the 12 months ending December 31, 2005). Headwaters finalized the determination of the purchase price and the purchase price allocation for Eldorado in the quarter ended June 30, 2005 (see Note 9) and expects to finalize the determination of the purchase price and the purchase price allocation for Tapco in the quarter ending September 30, 2005.

     Stock-Based Compensation - Through March 31, 2005, Headwaters applied the intrinsic value method as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for options, restricted stock and other stock-based compensation to employees, officers and directors, instead of using the fair value method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB 25, no compensation expense was recognized for stock-based compensation to employees, officers and directors when the exercise price of the awards equaled or exceeded the market price of Headwaters' common stock on the date of grant.

     In years prior to 1998, certain options were granted with terms considered compensatory. In addition, in fiscal 2004, Headwaters issued restricted stock to certain officers and employees, also with terms considered compensatory, because the restricted stock was issued at no cost to the recipients. In such instances, compensation cost has been and continues to be charged to expense over the applicable vesting periods on a straight-line basis. If the fair value provision of SFAS No. 123 would have been applied to all stock-based compensation for periods prior to fiscal 2005, net income and earnings per share would have been changed to the pro forma amounts shown in the following table for the periods indicated.

                                                Three Months Ended     Nine Months Ended
     (in thousands, except per-share data)           June 30, 2004         June 30, 2004
     ------------------------------------------------------------------------------------
     Reported net income                                   $16,060               $44,779

     Add actual compensation expense included in
          reported net income                                  160                   205

     Deduct expense determined under fair value
          provision of SFAS No. 123                           (905)               (2,920)
                                                -----------------------------------------
     Pro forma net income                                  $15,315               $42,064
                                                =========================================

     Basic earnings per share - as reported                  $0.48                 $1.43
                              - pro forma                    $0.46                 $1.34

     Diluted earnings per share - as reported                $0.45                 $1.36
                                - pro forma                  $0.43                 $1.28

     The fair values of stock option grants for 2004 were determined using the Black-Scholes-Merton option pricing model ("B-S-M model") and the following assumptions: expected stock price volatility of 40%, risk-free interest rates ranging from 1.5% to 4.5%, weighted average expected option lives of 3 years beyond vesting date, and no dividend yield. The B-S-M model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, option valuation models require the input of certain subjective

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)



     assumptions, including expected stock price volatility. Because Headwaters' stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect their fair value, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of stock options, restricted stock and other stock-based compensation.

     Recent Accounting Pronouncements - In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage, requiring that such costs be recognized as current-period costs regardless of whether they meet the criterion of "so abnormal," currently required by the guidance in ARB No. 43, Chapter 4, "Inventory Pricing." SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, which for Headwaters will be fiscal 2006. Because the provisions of this standard must be applied prospectively, there will be no effect on previously-issued financial statements of Headwaters. It is not possible to predict the effect SFAS No. 151 might have on future reported results because it will depend on the levels of "abnormal" inventory costs incurred in the future, if any.

     Headwaters has reviewed all other recently issued accounting standards which have not yet been adopted in order to determine their potential effect, if any, on the results of operations or financial position of Headwaters. Based on that review, Headwaters does not currently believe that any of these other recent accounting pronouncements will have a significant effect on its current or future financial position, results of operations, cash flows or disclosures.

     Reclassifications - Certain prior period amounts have been reclassified to conform to the current period's presentation, including some changes resulting from the adoption of SFAS No. 123R, as explained in Note 3. The reclassifications had no effect on net income or total assets.

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

     Segment information for 2005 includes the results of operations for all four of the fiscal 2004 acquisitions described in the Form 10-K, while the segment information for 2004 includes only the results of operations of VFL for three months and Eldorado for one month.

                                                                    Three Months Ended June 30, 2004
                                                  ---------------------------------------------------------------------
                                                  Construction                 Alternative
       (in thousands)                               Materials       CCPs         Energy      Corporate       Totals
       ----------------------------------------------------------------------------------------------------------------
       Segment revenue                                  $26,780      $58,670       $48,868      $     --     $134,318
                                                  =====================================================================

       Depreciation and amortization                    $  (977)     $(3,669)      $  (391)     $    (92)    $ (5,129)
                                                  =====================================================================

       Operating income (loss)                          $ 3,374      $ 8,691       $20,362      $ (4,642)    $ 27,785
                                                  =======================================================
            Net interest expense                                                                               (1,265)
            Other income (expense), net                                                                           275
            Income tax provision                                                                              (10,735)
                                                                                                          -------------
       Net income                                                                                            $ 16,060
                                                                                                          =============

       Capital expenditures                             $ 2,405      $ 2,408       $   108      $     58     $  4,979
                                                  =====================================================================


                                       9

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

                                                                    Three Months Ended June 30, 2005
                                                  ---------------------------------------------------------------------
                                                  Construction                 Alternative
       (in thousands)                               Materials       CCPs         Energy      Corporate       Totals
       ----------------------------------------------------------------------------------------------------------------
       Segment revenue                                 $147,582      $69,453       $91,694     $      --     $308,729
                                                  =====================================================================

       Depreciation and amortization                   $ (8,700)     $(3,192)      $(1,662)    $     (81)    $(13,635)
                                                  =====================================================================

       Operating income (loss)                         $ 16,919      $ 9,297       $86,261     $ (17,008)    $ 95,469
                                                  ======================================================
            Net interest expense                                                                              (11,364)
            Other income (expense), net                                                                        (6,375)
            Income tax provision                                                                              (22,440)
                                                                                                          -------------
       Net income                                                                                            $ 55,290
                                                                                                          =============

       Capital expenditures                            $ 14,393      $ 2,265       $ 2,839     $      41     $ 19,538
                                                  =====================================================================

                                                                    Nine Months Ended June 30, 2004
                                                  ---------------------------------------------------------------------
                                                  Construction                 Alternative
       (in thousands)                               Materials       CCPs         Energy      Corporate       Totals
       ----------------------------------------------------------------------------------------------------------------
       Segment revenue                                  $49,961     $143,363      $161,984     $      --     $355,308
                                                  =====================================================================

       Depreciation and amortization                    $(1,306)    $ (9,061)     $ (1,051)    $    (218)    $(11,636)
                                                  =====================================================================

       Operating income (loss)                          $ 3,208     $ 19,828      $ 79,791     $ (14,972)    $ 87,855
                                                  =======================================================
            Net interest expense                                                                              (12,253)
            Other income (expense), net                                                                        (2,118)
            Income tax provision                                                                              (28,705)
                                                                                                          -------------
       Net income                                                                                            $ 44,779
                                                                                                          =============

       Capital expenditures                             $ 3,728     $  5,632      $    420     $      89     $  9,869
                                                  =====================================================================

                                                                    Nine Months Ended June 30, 2005
                                                  ---------------------------------------------------------------------
                                                  Construction                 Alternative
       (in thousands)                               Materials       CCPs         Energy      Corporate       Totals
       ----------------------------------------------------------------------------------------------------------------
       Segment revenue                               $  370,467     $170,973      $208,097      $     --   $  749,537
                                                  =====================================================================

       Depreciation and amortization                 $  (27,445)    $ (9,487)     $ (4,154)     $   (232)  $  (41,318)
                                                  =====================================================================

       Operating income (loss)                       $   43,593     $ 18,089      $137,175      $(32,225)  $  166,632
                                                  =======================================================
            Net interest expense                                                                              (45,967)
            Other income (expense), net                                                                       (11,514)
            Income tax provision                                                                              (32,750)
                                                                                                          -------------
       Net income                                                                                          $   76,401
                                                                                                          =============

       Capital expenditures                          $   33,382     $  5,664      $  3,770      $    231   $   43,047
                                                  =====================================================================

       Segment Assets as of June 30, 2005            $1,135,629     $314,013      $146,285      $ 48,649   $1,644,576
                                                  =====================================================================

3.   Equity Securities and Stock-Based Compensation

     Authorized Common Stock - In January 2005, Headwaters' Board of Directors approved an increase in the authorized shares of common stock from 50,000,000 to 100,000,000. This action was approved at the annual meeting of stockholders on March 1, 2005.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)



     Issuance of Common Stock - In January 2005, Headwaters filed a Form S-3 shelf registration statement with the SEC that was declared effective for the sale of up to $175,000,000 of common stock. Headwaters also has an effective universal shelf registration statement on file with the SEC for the sale of common stock, preferred stock, convertible debt and other securities. In February 2005, Headwaters filed a prospectus supplement to the shelf registration statements and in March 2005 issued 6,900,000 shares of common stock in an underwritten public offering. Proceeds of $198,817,000 were received, net of commissions and other offering costs totaling $11,633,000. Following this issuance of common stock, approximately $18,000,000 remains available for future offerings of securities under the universal shelf registration statement. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering would commence under the registration statement.

     New York Stock Exchange Listing - Headwaters' common stock traded on the Nasdaq National Market until April 6, 2005, at which time it began trading on the New York Stock Exchange under the symbol "HW."

     Grants of Stock Incentive Awards - In May 2005, the Compensation Committee of Headwaters' Board of Directors (the "Committee") granted to certain officers and employees stock incentive awards consisting of stock appreciation rights ("SARs") and stock options. In summary, the Committee granted approximately 2,913,000 SARs and approximately 30,000 options for the purchase of shares of common stock. Approximately 1,995,000 of the SARs vested at grant date, a majority of which require a payment by grantees of $2.00 per SAR, payable over a 52-month period. Also, the maximum gain that may be received for each of these SARs is limited to the fair market value of one share of Headwaters' common stock at the date of grant (or $31.97 per SAR). The grant of these immediate-vested SARs resulted in approximately $16,190,000 of compensation expense being recorded in the quarter ended June 30, 2005, which was calculated in accordance with SFAS No. 123R as described below under "Stock-Based Compensation." The remaining SARs which were granted (approximately 918,000) vest over five years, and approximately 873,000 of these SARs are exercisable based on the achievement of performance criteria related to the economic growth ("EVA") of Headwaters during the five-year period. The Committee also approved the acceleration of vesting of certain outstanding stock options.

     All of the SARs and stock options were granted under existing stock option and stock incentive plans and all have an exercise price of $31.97 per share, the fair market value of Headwaters' common stock on the date of grant, and a contractual term of 10 years. All SARs will be settled in Headwaters' common stock when exercised by grantees. The Committee also approved the acceleration of vesting of options for the purchase of approximately 1,059,000 shares for 138 officers, directors and employees which were not fully vested as of the date of acceleration (prior to acceleration, there were in total unvested outstanding options to purchase approximately 1,291,000 shares). Options for which vesting was accelerated consisted of all options with an exercise price equal to or greater than $21.29 per share and all but 172,000 of the options accelerated were "in the money" at the date of acceleration. Of the options accelerated, options to purchase a total of approximately 523,000 shares of common stock were options granted to directors and executive officers of Headwaters. Total compensation expense of approximately $9,320,000 was recognized related to the acceleration of vesting of options.

     In addition to the above actions, the Committee also authorized the grant of performance unit awards, to be settled in cash, based on performance criteria tied to the economic value created or preserved by one of Headwaters' business units after December 2007; however, no grants of performance units have yet been made.

     Stock-Based Compensation - During the quarter ended June 30, 2005, Headwaters adopted SFAS No. 123R effective as of October 1, 2004, the beginning of Headwaters' 2005 fiscal year (the "modified retrospective" method, with restatement limited to interim periods in the year of adoption, as permitted by SFAS No. 123R). Accordingly, Headwaters has adjusted the amounts reported in its consolidated statement of income for the six months ended March 31, 2005 in deriving the statement of income amounts reported for the nine months ended June 30, 2005. The application of SFAS No. 123R for the six months ended March 31, 2005 had the effect of reducing net income for that period by $3,890,000, the same amount as reported in the pro forma SFAS No. 123 footnote disclosure in Headwaters' March 31, 2005 Form 10-Q.

     SFAS No. 123R revises SFAS No. 123 and supersedes APB 25 and requires companies to expense the value of employee stock options and other equity-based awards. For the three- and nine-month periods ended June 30,

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)



     2005, Headwaters recorded a total of $27,198,000 and $32,444,000, respectively, of pre-tax expense related to stock-based compensation, substantially all of which related to the adoption of SFAS No. 123R, and none of which involved the expenditure of cash. The total income tax benefit recognized in the consolidated income statement for stock-based compensation was approximately $10,500,000 for the nine months ended June 30, 2005. Due to immateriality, Headwaters did not capitalize any compensation cost as part of the cost of any asset. Beginning October 1, 2004, Headwaters reclassified certain stock-based compensation expense recorded in prior periods to conform to the current period presentation so that stock-based compensation expense is reported within the same operating expense line items as used for cash compensation expense. The tax benefits resulting from exercise of stock options are reflected in the consolidated statements of changes in stockholders' equity and cash flows.

     Headwaters recognizes compensation expense equal to the grant-date fair value of stock-based awards for all awards expected to vest, over the period during which the related service is rendered by grantees. The fair value of stock-based awards is determined primarily using the B-S-M model, which is the same valuation model used previously in valuing stock options for the pro forma footnote disclosures under the requirements of SFAS No. 123 (see Note 1). Headwaters uses the "graded vesting" or accelerated method to value awards and to allocate those values over the requisite service periods, again the same method as used previously in determining pro forma expense under SFAS No. 123.

     The adoption of SFAS No. 123R had the following effect on reported amounts for the nine months ended June 30, 2005:

                                               Under Previous    SFAS No. 123R
      (in thousands, except per-share data)      Accounting       Adjustments       As Reported
     ----------------------------------------------------------------------------------------------
     Income before income taxes                       $141,295         $(32,144)          $109,151
     Net income                                       $ 98,901         $(22,500)          $ 76,401
     Basic earnings per share                         $   2.68         $  (0.61)          $   2.07
     Diluted earnings per share                       $   2.32         $  (0.51)          $   1.81
     Cash flows from operating activities             $129,958         $ (6,309)          $123,649
     Cash flows from financing activities             $(93,255)        $  6,309           $(86,946)

     A significant amount of the effect of the SFAS No. 123R adjustments reported above resulted from the expense associated with the immediately-vested SARs granted in 2005 and from the acceleration of vesting of certain stock options which occurred in May 2005, all as discussed previously. As reflected in the table above and in the consolidated statements of cash flows, the adoption of SFAS No. 123R required reclassification of the tax benefits from exercise of stock-based awards (consisting solely of stock options) as a cash flow from financing activities instead of a cash flow from operating activities, the required classification under prior accounting rules. In addition, SFAS No. 123R mandated certain changes in the calculation of diluted earnings per share, as described in more detail in Note 8.

     Valuation Assumptions for 2005 Awards - The fair values of stock options and SARs granted in 2005 were estimated using the B-S-M model, adjusted where necessary to account for specific terms of awards that the B-S-M model does not have the capability to consider. Headwaters used the services of an independent valuation firm to validate its fair value estimates and assumptions and also to determine certain necessary adjustments to the B-S-M model output. One such instance was in determining the fair value of the immediate-vested SARs which have a cap on allowed appreciation. For these SARs, the output determined by the B-S-M model was reduced by an amount determined by a Quasi-Monte Carlo simulation to reflect the reduction in fair value associated with the appreciation cap.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)



     The following assumptions were used in determining the fair values of the May 2005 awards. The assumptions used in determining the fair values of awards granted earlier in 2005, which were much smaller in number, are materially consistent with, but not identical to, these assumptions.

       Expected stock volatility                                             30%
       Risk-free interest rates                                     3.8% - 4.25%
       Expected lives (beyond vest dates) - 5-year vesting SARs
         and options                                                   3.5 years
       Expected lives (beyond vest date) - immediate-vested SARs         5 years
       Dividend yield                                                         0%
       Reduction in value from B-S-M output for SAR appreciation cap         24%
       Reduction in value from B-S-M output for grantee payment for SARs   $0.30
       Estimated forfeiture rate                                              5%

     Expected stock price volatility was estimated using historical volatilities of Headwaters' stock, implied volatilities of traded options on Headwaters' stock, volatility predicted by a "Generalized AutoRegressive Conditional Heteroskedasticity" model, and an analysis of volatilities used by other public companies in comparable lines of business to Headwaters. Risk-free interest rates used were the US Treasury bond yields with terms corresponding to the expected terms of the awards being valued. In estimating expected lives, Headwaters considered the contractual and vesting terms of awards, along with historical experience; however, due to insufficient historical data from which to reliably estimate expected lives, Headwaters used estimates based on the "simplified method" set forth by the SEC in Staff Accounting Bulletin No. 107, where expected life is estimated by summing the award's vesting term and the contractual term and dividing that result by two. The reduction in value related to grantee payment for certain immediate-vesting SARs was estimated by management based on the terms of the payment requirements and other factors. The estimated forfeiture rate was based primarily on historical data.

     Stock Incentive Plans - As of June 30, 2005, Headwaters had four stock incentive plans (the "Plans"), three of which have been approved by stockholders. A total of 7,900,000 shares of common stock have been reserved for ultimate issuance under the Plans. One of the Plans, the 1995 Stock Option Plan, has since expired and awards can no longer be granted under that plan. As of June 30, 2005, options, SARs and other awards for approximately 1,100,000 shares of common stock could be granted under the other three Plans.

     A committee of Headwaters' Board of Directors (the "Committee"), or in its absence, the full Board of Directors, administers and interprets the Plans. This Committee is authorized to grant options and other awards both under the Plans and outside of any Plan to eligible employees, officers, directors, and consultants of Headwaters. Terms of options and other awards granted under the Plans, including vesting requirements, are determined by the Committee and historically have varied significantly. Options and other awards granted under the Plans vest over periods ranging from zero to ten years, expire ten years from the date of grant and are not transferable other than by will or by the laws of descent and distribution. Incentive stock option grants must meet the requirements of the Internal Revenue Code.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)



     Stock Options - The following table summarizes the activity for all of Headwaters' stock options, including options not granted under the Plans, for the nine months ended June 30, 2005.

                                                                      Weighted-    Weighted-average
                                                                       average        remaining       Aggregate
                                                                       exercise    contractual term   intrinsic
           (in thousands, except exercise prices)         Shares        price          in years         value
           ------------------------------------------------------------------------------------------------------
           Outstanding at beginning of year                   3,798        $15.53
              Granted                                           214         32.63
              Exercised                                        (796)         8.01
              Forfeited or expired                              (47)        16.66
                                                        --------------------------
           Outstanding at June 30, 2005                       3,169        $18.55               7.3      $50,150
                                                        =========================================================

           Exercisable at June 30, 2005                       2,836        $18.70               7.3      $44,460
                                                        =========================================================

     The weighted-average grant-date fair value of options granted during the nine months ended June 30, 2005 was $13.26. The total intrinsic value of options exercised during the nine months ended June 30, 2005 was approximately $18,927,000. The total fair value of options vested during the nine months ended June 30, 2005 was approximately $23,440,000.

     SARs - The following table summarizes the activity for all of Headwaters' SARs for the nine months ended June 30, 2005. As noted previously, outstanding SARs either were vested on the date of grant (1,995,000), or will vest over a five-year period (918,000). Substantially all of the SARs that vest over five years are exercisable based on the achievement of performance criteria related to the economic growth of Headwaters during the five-year period. Headwaters currently expects the performance criteria to be achieved. If this expectation changes in the future, some or all of the compensation expense recognized up to that time would be reversed.

                                                                      Weighted-    Weighted-average
                                                                       average        remaining       Aggregate
                                                                       exercise    contractual term   intrinsic
           (in thousands, except exercise prices)         Shares        price          in years         value
           ------------------------------------------------------------------------------------------------------
           Outstanding at beginning of year                       0        $    0
              Granted                                         2,913         31.97
              Exercised                                           0             0
              Forfeited or expired                                0             0
                                                        --------------------------
           Outstanding at June 30, 2005                       2,913        $31.97               9.8       $7,020
                                                        =========================================================

           Exercisable at June 30, 2005                       1,995        $31.97               9.8       $4,810
                                                        =========================================================

     The weighted-average grant-date fair value of SARs granted during the nine months ended June 30, 2005 was $9.63. The total intrinsic value of SARs exercised during the nine months ended June 30, 2005 was $0. The total fair value of SARs vested during the nine months ended June 30, 2005 was approximately $16,190,000.

     Unrecognized Compensation Cost and Other Stock-Based Awards - As of June 30, 2005, there is approximately $12,340,000 of total compensation cost related to nonvested awards not yet recognized. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.9 years.

     In addition to stock options and SARs, Headwaters issued approximately 61,000 shares of restricted common stock to officers and employees in 2004. The restricted stock was issued at no cost to the recipients and vests over five years. Headwaters also recognizes compensation expense in connection with its Employee Stock Purchase Plan ("ESPP"). Compensation expense related to restricted stock and the ESPP is not material.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)



4.   Inventories

     Inventories consisted of the following at:

                (in thousands)              September 30, 2004  June 30, 2005
                --------------------------------------------------------------

                Raw materials                          $ 8,517        $12,652
                Finished goods                          35,295         49,097
                                           -----------------------------------
                                                       $43,812        $61,749
                                           ===================================

5.   Intangible Assets

     Intangible Assets - Headwaters has no identified intangible assets that are not being amortized. The following table summarizes the gross carrying amounts and the related accumulated amortization of all amortizable intangible assets as of:

                                                           September 30, 2004                  June 30, 2005
                                                     -----------------------------------------------------------------
                                                         Gross                            Gross
                                        Estimated       Carrying       Accumulated       Carrying       Accumulated
       (in thousands)                 useful lives       Amount       Amortization        Amount       Amortization
       ---------------------------------------------------------------------------------------------------------------
       CCP contracts                  8 - 20 years         $117,690          $11,524        $117,690          $16,573
       Customer relationships     7 1/2 - 15 years           68,331              452          68,331            4,159
       Trade names                    5 - 20 years           63,657              268          63,657            2,799
       Patents and patented
         technologies             7 1/2 - 15 years           52,464            2,969          55,337            6,760
       Non-competition agreements  2 - 3 1/2 years           10,422              867          10,422            3,920
       Other                      9 - 17 1/4 years            3,382            1,063           3,780            1,308
                                                     -----------------------------------------------------------------
                                                           $315,946          $17,143        $319,217          $35,519
                                                     =================================================================

     Total amortization expense related to intangible assets was approximately $2,189,000 and $5,527,000 for the three- and nine-month periods ended June 30, 2004, respectively, and approximately $6,151,000 and $18,376,000 for the three- and nine-month periods ended June 30, 2005, respectively. Total estimated annual amortization expense is as follows for the fiscal years presented.

                    Year ending September 30,       (in  thousands)
               -----------------------------------------------------
                              2005                     $24,525
                              2006                      24,426
                              2007                      22,080
                              2008                      20,532
                              2009                      20,319
                              2010                      19,986

6.   Long-term Debt

     Long-term debt consisted of the following at:

                                                   September 30,      June 30,
         (in thousands)                                     2004          2005
         ----------------------------------------------------------------------

         Senior secured debt                            $790,000      $492,673
         Convertible senior subordinated notes           172,500       172,500
         Notes payable to a bank                           9,787         9,002
         Other                                               227           163
                                                   ----------------------------
                                                         972,514       674,338
         Less: current portion                           (57,873)      (19,149)
                                                   ----------------------------
         Total long-term debt                           $914,641      $655,189
                                                   ============================

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


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

     The first lien term loan bears interest, at Headwaters' option, at either
     i) the London Interbank Offered Rate ("LIBOR") plus 2.0%, 2.25%, or 2.5%, depending on the credit ratings that have been most recently announced for the loans by Standard & Poors Ratings Services ("S&P") and Moody's Investors Service, Inc. ("Moody's"); or ii) the "base rate" plus 1.0%, 1.25%, or 1.5%, again depending on the credit ratings announced by S&P and Moody's. Base rate is defined as the higher of the rate announced by Morgan Stanley Senior Funding and the overnight rate charged by the Federal Reserve Bank of New York plus 0.5%. The initial interest rate on the first lien debt was set at 6.5%, but was subsequently reduced to approximately 5.4% during the quarter ended December 31, 2004 pursuant to the terms of the agreement. The interest rate on the first lien debt was approximately 5.5% at June 30, 2005. The second lien term loan bears interest, also at Headwaters' option, at either LIBOR plus 5.5%, or the "base rate" plus 4.5%. The initial interest rate on the second lien debt was set at 9.75%, but was subsequently reduced to approximately 7.7% during the quarter ended December 31, 2004 pursuant to the terms of the agreement. The interest rate on the second lien debt was approximately 8.7% at June 30, 2005. Headwaters can lock in new rates for both the first lien and second lien loans for one, two, three or six months. The most recent rate change occurred in June 2005.

     The first lien term loan ($442,673,000 outstanding at June 30, 2005) is repayable in quarterly installments of principal and interest, with minimum required quarterly principal repayments of approximately $3,354,000 commencing in November 2005 through August 2010, with three repayments of approximately $125,200,000 each through April 2011, the termination date of the first lien loan agreement. The second lien term loan ($50,000,000 outstanding at June 30, 2005) is due September 2012, with no required principal repayments prior to that time. Interest is generally due on a quarterly basis.

     There are mandatory prepayments of the first lien term loan in the event of certain asset sales and debt and equity issuances and from "excess cash flow," as defined in the agreement. Optional prepayments of the first lien term loan are generally permitted without penalty or premium, except where the proceeds for repayment are obtained from a "financing," as defined, consummated for the purpose of lowering the interest rate on the first lien debt, in which case there is a 1% prepayment penalty. Optional prepayments of the second lien term loan under the original terms of the credit agreement were permissible only to the extent Headwaters issued new equity securities and then were further limited to a maximum of $50,000,000, so long as the first lien term loan remained outstanding. As amended, optional prepayments of the second lien term loan bear a penalty of 3% of prepayments made in the first year, 2% of prepayments made in the second year, 1% of prepayments made in the third year, and nothing thereafter. Further, subsequent to September 8, 2005, Headwaters can prepay the second lien debt with available cash flow, unrestricted as to source. Once repaid in full or in part, no further reborrowings under either of the term loan arrangements can be made.

     During the quarter ended December 31, 2004, Headwaters repaid a total of $50,000,000 of the first lien term loan, which otherwise would have been due during the period from November 2004 through November 2005. In March 2005, Headwaters repaid $147,327,000 of the first lien term loan and $50,000,000 of the second lien term loan. In May 2005, Headwaters repaid $50,000,000 of the second lien term loan. As a result of the early repayments of debt, there were accelerations of amortization of the related debt issue costs totaling approximately $1,276,000 and $6,195,000 for the three- and nine-month periods ended June 30, 2005, respectively, all of which was charged to interest expense. Prepayment penalties totaling $3,000,000 were paid related to the early repayments of $100,000,000 of second lien term debt, which amount was also charged to interest expense.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


     Borrowings under the revolving credit arrangement are generally subject to the terms of the first lien loan agreement and bear interest at either LIBOR plus 1.75% to 2.5% (depending on Headwaters' "total leverage ratio," as defined), or the base rate plus 0.75% to 1.5%. Borrowings and reborrowings of any available portion of the $60,000,000 revolver can be made at any time through September 2009, at which time all loans must be repaid and the revolving credit arrangement terminates. The fees for the unused portion of the revolving credit arrangement range from 0.5% to 0.75% (depending on Headwaters' "total leverage ratio," as defined). During the nine months ended June 30, 2005, Headwaters borrowed $31,000,000 under terms of the revolving credit arrangement, all of which was repaid prior to June 30, 2005. Finally, the credit agreement allows for the issuance of letters of credit, provided there is capacity under the revolving credit arrangement. As of June 30, 2005, six letters of credit totaling $5,503,000 were outstanding, with expiration dates ranging from September 2005 to December 2006.

     The credit agreements contain restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset sales and liens, annual capital expenditures in excess of $62,000,000 for fiscal years 2005 and 2006, $55,000,000 for fiscal years 2007 through 2010 and $60,000,000 for fiscal year 2011, and the payment of dividends, among others. In addition, Headwaters must maintain certain leverage and fixed charge coverage ratios, as those terms are defined in the agreements. Under the most restrictive covenants, contained in the first lien agreement, Headwaters must maintain
     i) a total leverage ratio of 5.0:1.0 or less, declining periodically to 3.5:1.0 in 2010; ii) a maximum ratio of consolidated senior funded indebtedness minus subordinated indebtedness to EBITDA of 4.0:1.0, declining periodically to 2.5:1.0 in 2010; and iii) a minimum ratio of EBITDA plus rent payments for the four preceding fiscal quarters to scheduled payments of principal and interest on all indebtedness for the next four fiscal quarters of 1.10:1.0 through September 30, 2006, and 1.25:1.0 thereafter. Headwaters is in compliance with all debt covenants as of June 30, 2005.

     As required by the senior secured credit facility, Headwaters entered into certain other agreements to limit its variable interest rate exposure. The first set of agreements effectively established the maximum LIBOR rate for $300,000,000 ($150,000,000 as of June 30, 2005) of the senior secured debt at 5.0% through September 8, 2005. The second set of agreements effectively set the LIBOR rate at 3.71% for $300,000,000 ($150,000,000 as of June 30,
     2005) of this debt for the period commencing September 8, 2005 through September 8, 2007. During the quarter ended June 30, 2005, Headwaters reduced the amount of senior debt hedged from $300,000,000 to $150,000,000, as allowed under terms of the amended credit facility, and recognized a gain of approximately $964,000, which was recorded as a reduction in interest expense.

     Headwaters accounts for the agreements as cash flow hedges, and accordingly, the fair market value of the hedges is reflected in the consolidated balance sheet as either other assets or other liabilities. The market value of the hedges can fluctuate significantly over a relatively short period of time. The hedges had a market value at June 30, 2005 of approximately $800,000, which, net of $310,000 of income taxes, represents other comprehensive income for the nine months ended June 30, 2005. Total comprehensive income was approximately $53,270,000 and $76,890,000, respectively, for the three- and nine-month periods ended June 30, 2005.

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

     The notes are convertible if any of the following five criteria are met: 1) satisfaction of a market price condition which becomes operative if, prior to June 1, 2011 and at any time after that date, in any calendar quarter the closing price of Headwaters' common stock exceeds $39 per share for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; 2) a credit rating, if any, assigned to the notes is three or more rating subcategories below the initial rating, if any; 3) the notes trade at less than 98% of the product

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


     of the common stock trading price and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the notes, except this provision is not available if the closing common stock price is between 100% and 130% of the current conversion price of the notes; 4) Headwaters calls the notes for redemption; and 5) certain corporate transactions occur, including distribution of rights or warrants to all common stockholders entitling them to purchase common stock at less than the current market price or distribution of common stock, cash or other assets, debt securities or certain rights to purchase securities where the distribution has a per share value exceeding 5% of the closing common stock price on the day immediately preceding the declaration date for such distribution. In addition, the notes are convertible if Headwaters enters into an agreement pursuant to which Headwaters' common stock would be converted into cash, securities or other property.

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

     Headwaters has included the additional shares of common stock contingently issuable under the notes in its diluted earnings per share ("EPS") calculation on an if-converted basis, in accordance with the requirements of EITF 04-08 (see Note 8).

     Notes Payable to a Bank - In connection with the acquisition of SCP in July 2004, Headwaters assumed SCP's obligations under its notes payable to a bank. The notes require monthly interest and quarterly principal payments and bear interest at variable rates, which as of June 30, 2005, ranged from 4.5% to 5.75%. Because the notes are callable by the bank, Headwaters has included the outstanding balance in current portion of long-term debt in the consolidated balance sheet. The notes are collateralized by certain assets of SCP and contain financial covenants specific to SCP, including a minimum fixed charge coverage ratio, a leverage ratio requirement, and limitations on capital expenditures. Headwaters is in compliance with all debt covenants as of June 30, 2005.

     Interest Costs - During the three- and nine-month periods ended June 30, 2004, Headwaters incurred total interest costs of approximately $1,355,000 and $12,978,000, respectively, including approximately $167,000 and $7,798,000, respectively, of non-cash interest expense and approximately $71,000 and $345,000, respectively, of interest costs that were capitalized. During the three- and nine-month periods ended June 30, 2005, Headwaters incurred total interest costs of approximately $11,963,000 and $46,645,000, respectively, including approximately $2,004,000 and $8,744,000, respectively, of non-cash interest expense and approximately $131,000 and $370,000, respectively, of interest costs that were capitalized. The weighted-average interest rate on the face amount of outstanding long-term debt, disregarding amortization of debt issue costs and the gain realized upon reduction of the interest rate hedges, was approximately 6.3% at September 30, 2004 and 5.0% at June 30, 2005.

7.   Income Taxes

     Headwaters' effective income tax rate for the nine months ended June 30, 2005 was approximately 30% (29% for the three months ended June 30, 2005), the estimated rate for the fiscal year ending September 30, 2005. This compares to an effective tax rate of approximately 39% for the nine months ended June 30, 2004 (40% for the three months ended June 30, 2004). The primary reason for the decrease in the effective tax rate is the federal income tax credits available as a result of Headwaters' investment in an entity that owns and operates a coal-based solid alternative fuel production facility (see Note 10), as well as Headwaters' ownership of two other alternative fuel production facilities that began operating in 2005. The alternative fuel produced at these three facilities through December 2007 qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code. Excluding the effect of the tax credits, Headwaters' effective tax rate in 2005 would have been approximately 39.5%.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


8.   Earnings per Share

                                                         Three Months Ended June 30,      Nine Months Ended June 30,
         (in thousands, except per-share data)                 2004             2005            2004            2005
         ------------------------------------------------------------------------------------------------------------
         Numerator:
         Numerator for basic earnings per share -
           net income                                       $16,060          $55,290         $44,779         $76,401
         Interest expense related to convertible
           senior subordinated notes, net of taxes              298            1,052             298           3,100
                                                     ----------------------------------------------------------------

         Numerator for diluted earnings per share -
           net income plus interest expense
           related to convertible notes, net of taxes       $16,358          $56,342         $45,077         $79,501
                                                     ================================================================

         Denominator:
         Denominator for basic earnings per share-
           weighted-average shares outstanding               33,118           41,019          31,287          36,877

         Effect of dilutive securities:
           Shares issuable upon exercise of
             options, warrants and SARs                       1,200            1,227           1,214           1,245

           Shares issuable upon conversion of
             convertible senior subordinated notes            1,917            5,750             639           5,750
                                                     ----------------------------------------------------------------
         Total potential dilutive shares                      3,117            6,977           1,853           6,995
                                                     ----------------------------------------------------------------
         Denominator for diluted earnings per
           share - weighted-average shares
           outstanding after assumed exercises
           and conversions                                   36,235           47,996          33,140          43,872
                                                     ================================================================

         Basic earnings per share                           $  0.48          $  1.35         $  1.43         $  2.07
                                                     ================================================================

         Diluted earnings per share                         $  0.45          $  1.17         $  1.36         $  1.81
                                                     ================================================================

     In September 2004, the Emerging Issues Task Force ("EITF") reached a consensus requiring the inclusion of contingently convertible securities in diluted EPS calculations. This consensus (EITF Issue 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share") was effective for periods ending after December 15, 2004 and required Headwaters to include in its 2005 diluted EPS calculations, on an if-converted basis, the additional shares issuable under the terms of Headwaters' outstanding convertible senior subordinated notes described in Note 6. The EITF consensus must be applied to all applicable prior periods, which for Headwaters are the quarters ended June 30, 2004 and September 30, 2004. Accordingly, the amounts reflected above for 2004 have been changed from the amounts previously reported to conform to the requirements of EITF 04-08.

     Also, SFAS No. 123R changed the method of applying the treasury stock method in determining the potential dilutiveness of stock-based awards for diluted earnings per share calculations. In accordance with the requirements of SFAS No. 123R, the 2005 EPS calculations above considered all of the following as assumed proceeds in using the treasury stock method to calculate whether and to what extent options and SARs were dilutive: i) the amounts employees must pay upon exercise; plus ii) the average amount of compensation cost during the period, if any, attributed to future service, but not yet recognized; plus iii) the amount of tax benefits, if any, that would be credited to additional paid-in capital if the award were to be exercised.

     Anti-dilutive securities not considered in the diluted earnings per share calculations consisted of out-of-the money options of approximately 0 and 10,000 shares for the three- and nine-month periods ended June 30, 2004, respectively; and approximately 240,000 and 180,000 shares for the three- and nine-month periods ended June 30, 2005, respectively. In addition, approximately 1,150,000 SARs were not included in the earnings per share calculations for 2005 because they were anti-dilutive.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


9.   Eldorado Acquisition

     Eldorado - On June 2, 2004, Headwaters acquired 100% of the ownership interests of Eldorado and paid off all of Eldorado's outstanding debt. As described in more detail in Note 3 to the consolidated financial statements included in the Form 10-K, the Eldorado acquisition was accounted for using the purchase method of accounting as required by SFAS No. 141, "Business Combinations." Assets acquired and liabilities assumed were initially recorded at their estimated fair values as of June 2, 2004. An adjustment of the purchase price and the allocation thereof, which are not materially different from the preliminary purchase price and allocation as reflected in the Form 10-K, were completed during the quarter ended June 30, 2005. The only adjustment to the purchase price consisted of a $2,725,000 increase in the purchase price to reflect additional consideration paid to the former owners, which consideration was dependent upon final determination of the working capital in existence at the date of acquisition. The adjustments to the allocation of the purchase price resulted primarily from the final determination of current and deferred income taxes.

     The following table sets forth the final determination of the total consideration paid to acquire Eldorado.

             (in thousands)
         ------------------------------------------------------------------------------------------
         Cash paid to Eldorado owners                                                     $139,707
         Cash paid to retire Eldorado debt and related accrued interest                     69,650
         Costs directly related to acquisition                                               3,800
                                                                                     --------------
                                                                                          $213,157
                                                                                     ==============
     The following table sets forth the preliminary allocation of the consideration to the tangible and intangible assets acquired and liabilities assumed, both as presented in the Form 10-K, as well as the final allocation.

                                                                      Preliminary        Final
          (in thousands)                                               Allocation     Allocation
         ------------------------------------------------------------------------------------------
         Cash                                                              $    662       $    662
         Trade receivables, net                                              16,650         16,650
         Inventories                                                         16,610         16,610
         Deferred income taxes                                                   --          5,438
         Other assets                                                         2,553          2,347
         Property, plant and equipment                                       23,367         23,333
         Intangible assets acquired:
              Non-competition agreements (3 - 3 1/2 years)                    6,252          6,252
              Other (5 - 10 years)                                            2,782          2,782
         Goodwill                                                           160,263        158,681
         Accounts payable and accrued liabilities                           (18,707)       (19,598)
                                                                     ------------------------------
              Net assets acquired                                          $210,432       $213,157
                                                                     ==============================

10.  Commitments and Contingencies

     Commitments and contingencies as of June 30, 2005 not disclosed elsewhere are as follows:

     Medical Insurance - Headwaters has adopted self-insured medical insurance plans that cover substantially all employees. There is stop-loss coverage for amounts in excess of $100,000 to $175,000 per individual per year. Headwaters has contracted with third-party administrators to assist in the payment and administration of claims. Insurance claims are recognized as expense when incurred and include an estimate of costs for claims incurred but not reported at the balance sheet date. As of June 30, 2005, approximately $3,140,000 is accrued for claims incurred on or before June 30, 2005 that have not been paid or reported.

     Property, Plant and Equipment - As of June 30, 2005, Headwaters was committed to spend approximately $7,770,000 on capital projects that were in various stages of completion.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


     Solid Alternative Fuel Facility - In September 2004, Headwaters purchased a 9% variable interest in an entity that owns and operates a coal-based solid alternative fuel production facility, where Headwaters is not the primary beneficiary. In December 2004, Headwaters purchased an additional 10% variable interest in this entity. Headwaters' 19% minority interest was acquired in exchange for initial cash payments totaling $500,000 and an obligation to pay $15,000,000 in monthly installments from October 2004 through December 2007. This obligation, recorded in other accrued liabilities and other long-term liabilities in the consolidated balance sheet (totaling $13,436,000 at June 30, 2005), bears interest at an 8% rate. Headwaters also agreed to make additional payments to the seller based on a pro-rata allocation of the tax credits generated by the facility, also through December 2007. These additional contractual payments, along with the amortization of the $15,500,000 investment, are recorded in other expense in the consolidated statement of income.

     The alternative fuel produced at the facility through December 2007 qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code, and Headwaters is entitled to receive its pro-rata share of such tax credits generated. Due to the combined effect of the seasonality of Headwaters' operations and the requirement to use an estimated effective tax rate for the year in calculating income taxes, Headwaters is not able to recognize the benefit of all of the tax credits earned in the December and March quarters in its results of operations for those quarters. Tax credits earned but not recognized in the December and March quarters are recognized in the June and September quarters (including the quarter ended June 30, 2005). Even though Headwaters did not fully recognize its portion of the benefits of the tax credits generated during the six months ended March 31, 2005, Headwaters' pro-rata share of costs incurred to generate those tax credits was recognized as other expense through March 31, 2005. Headwaters has the ability, under certain conditions, to limit its liability under the fixed payment obligations currently totaling $13,436,000; therefore, Headwaters' obligation to make all of the above-described payments is effectively limited to the tax benefits Headwaters receives.

     Joint Venture Obligations - In September 2004, Headwaters entered into an agreement with an international chemical company, based in Germany, to jointly develop and commercialize a process for the direct synthesis of hydrogen peroxide. Under terms of the joint venture agreement, Headwaters paid $1,245,000 for its investment in the joint venture and is further obligated to pay an additional $1,000,000 in 2005 and $1,000,000 in 2006. Headwaters has also committed to fund 50% of the joint venture's research and development expenditures, currently limited to (euro)3,000,000 (approximately $3,600,000 at June 30, 2005), through September 2007, of which approximately (euro)620,000 (approximately $750,000) has been paid through June 30, 2005. Although there is no legal obligation to do so, the joint venture partners currently have long-range plans to eventually invest in large-scale hydrogen peroxide plants using the process for direct synthesis of hydrogen peroxide.

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

     In fiscal 2004, Headwaters accrued approximately $1,400,000 for legal matters based on the most likely amounts of Headwaters' liabilities or amounts that Headwaters was willing to settle for. Claims and damages sought by claimants in excess of those amounts were not deemed to be probable. During the nine months ended June 30, 2005, Headwaters expensed $3,050,000 for legal matters (excluding costs for legal counsel). Our outside counsel currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability to Headwaters. The liability recorded as of June 30, 2005, totaling $2,500,000, represents the amount Headwaters would be willing to pay to reach settlements of outstanding cases. However, these cases raise difficult and complex legal and factual issues, and the resolution of these issues is subject to many uncertainties, including the facts and circumstances of each case, the jurisdiction in which each case is brought, and the future decisions of juries, judges, and arbitrators. Therefore, although management believes that the claims asserted against Headwaters in the named cases lack merit, there is a possibility of material losses in excess of the amounts accrued if one or more of the cases were to be determined adversely against Headwaters for a substantial amount of the damages asserted.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


     Headwaters currently believes the range of potential loss, excluding costs for outside counsel, is from $2,500,000 up to the amounts sought by claimants. It is possible that a change in the estimates of probable liability could occur, and the changes could be material. Additionally, as with any litigation, these proceedings require that Headwaters incur substantial costs, including attorneys' fees, managerial time, and other personnel resources and costs in pursuing resolution. Costs paid to outside legal counsel for litigation, which have historically comprised the majority of Headwaters' litigation-related costs, totaled approximately $2,288,000 and $3,968,000 for the nine months ended June 30, 2004 and 2005, respectively (the amount for 2005 is exclusive of a reimbursement of legal costs for approximately $6,509,000 received in connection with the AJG litigation settlement discussed below). It is not possible to estimate what litigation-related costs will be in future periods.

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

     This litigation came to the trial phase in January 2005. The jury reached a verdict substantially in favor of Headwaters and the court entered a judgment for Headwaters against AJG in the amount of approximately $175,000,000 which included approximately $32,000,000 in prejudgment interest. In May 2005, Headwaters and AJG entered into a settlement agreement which provided for payments to Headwaters in the amount of $50,000,000 at the time of settlement (which payment was received in May
     2005), $70,000,000 (related to a contract modification for use of technology) in January 2006, and certain quarterly payments based upon tax credits associated with AJG's facilities for calendar years 2005 through 2007. Payments based upon tax credits associated with AJG's facilities for the first three quarters of calendar year 2005 will be payable in January 2006, with all other quarterly payments for 2005 through 2007 payable 45 days after the end of each quarter. Payments based upon tax credits for 2005 through 2007 are subject to downward adjustment or elimination if a phase-out of section 29 tax credits occurs due to high oil prices.

     Headwaters recognized the $50,000,000 contract litigation settlement gain, net of payments due to a third party, as a reduction in operating costs and expenses in the quarter ended June 30, 2005. The $70,000,000, net of payments due to a third party, is being recognized as revenue over calendar years 2005 through 2007; however, because the settlement agreement was not reached until May, six months of revenue covering the period January 1, 2005 through June 30, 2005 was recognized in the quarter ended June 30, 2005. The ongoing quarterly payments based upon tax credits are being recognized as revenue in accordance with Headwaters' revenue recognition policy for license fee revenue (see "Revenue Recognition" in Note 2 to the consolidated financial statements in Headwaters' Form 10-K).

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


     In connection with the settlement of the AJG litigation, Headwaters also recognized as revenue approximately $8,185,000 of revenue from a licensee with an indirect interest in that litigation, all of which related to periods prior to January 1, 2005. Ongoing revenue from this licensee is also being recognized in accordance with Headwaters' revenue recognition policy for license fee revenue.

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

     Headwaters Construction Materials Matters. There are litigation and pending and threatened claims made against certain subsidiaries of Headwaters Construction Materials ("HCM") with respect to several types of exterior finish systems manufactured and sold by its subsidiaries for application by contractors on residential and commercial buildings. Typically, litigation and these claims are controlled by such subsidiaries' insurance carriers. The plaintiffs or claimants in these matters have alleged that the structures have suffered damage from latent or progressive water penetration due to some alleged failure of the building product or wall system. The most prevalent type of claim involves alleged defects associated with components of an Exterior Insulation and Finish System ("EIFS") which was produced for a limited time (through 1997) by Best Masonry & Tool Supply and Don's Building Supply. There is a 10-year projected claim period following discontinuation of the product.

     Typically, the claims cite damages for alleged personal injuries and punitive damages for alleged unfair business practices in addition to asserting more conventional damage claims for alleged economic loss and damage to property. To date, claims made against such subsidiaries have been paid by their insurers, with the exception of minor deductibles, although such insurance carriers typically have issued "reservation of rights" letters. None of the cases has gone to trial. While, to date, none of these proceedings have required that HCM incur substantial costs, there is no guarantee of insurance coverage or continuing coverage. These and future proceedings may result in substantial costs to HCM, including attorneys' fees, managerial time and other personnel resources and costs. Adverse resolution of these proceedings could have a materially negative effect on HCM's business, financial condition, and results of operation, and its ability to meet its financial obligations. Although HCM carries general and product liability insurance, HCM cannot assure that such insurance coverage will remain available, that HCM's insurance carrier will remain viable, or that the insured amounts will cover all future claims in excess of HCM's uninsured retention. Future rate increases may also make such insurance uneconomical for HCM to maintain. In addition, the insurance policies maintained by HCM exclude claims for damages resulting from exterior insulating finish systems, or EIFS, that have manifested after March 2003. Because resolution of the litigation and claims is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of HCM's liability.

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

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


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

     Phase-Out. Section 29 tax credits are subject to phase-out after the average annual wellhead domestic oil price ("reference price") reaches a beginning phase-out threshold price, and are eliminated entirely if the reference price reaches the full phase-out price. For calendar 2004, the reference price was $36.75 per barrel and the phase-out range began at $51.35 and would have fully phased out tax credits at $64.47 per barrel. For calendar 2005, an estimated partial year reference price (through May
     2005) is $44.18 per barrel, and an estimate of the phase-out range (computed by increasing the 2004 inflation adjustment factor by 2%) begins at $52.38 and completes phase-out at $65.76 per barrel. The one-day cash trading price (which historically has trended somewhat higher than the pricing data used for the reference price) on August 1, 2005 was $61.57 per barrel.

     IRS Audits. Licensees are subject to audit by the IRS. The IRS may challenge whether Headwaters Energy Services' licensees satisfy the requirements of Section 29, or applicable Private Letter Rulings, including placed-in-service requirements, or may attempt to disallow Section 29 tax credits for some other reason. The IRS has initiated audits of certain licensee-taxpayers who claimed Section 29 tax credits, and the outcome of any such audits is uncertain. The inability of a licensee to claim Section 29 tax credits would reduce Headwaters' future income from the licensee.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto included elsewhere herein. Headwaters' fiscal year ends on September 30 and unless otherwise noted, future references to 2004 refer to Headwaters' fiscal quarter and/or nine-month period ended June 30, 2004, and references to 2005 refer to Headwaters' fiscal quarter and/or nine-month period ended June 30, 2005.

Introduction

         Over the last three years, Headwaters has executed on its two-fold plan of maximizing cash flow from its existing operating business units and diversifying revenues from over-reliance on the existing alternative energy segment. With the addition of the CCP management and marketing business through the acquisition of ISG in 2002, and the growth of the construction materials business, culminating in the acquisitions of Eldorado and Tapco in fiscal 2004, Headwaters has achieved revenue growth and diversification into three business segments. Because Headwaters has also incurred increased indebtedness to make strategic acquisitions and related capital expenditures, one of management's key financial objectives is to continue to focus on increased cash flows for purposes of reducing indebtedness as quickly as possible.

         Headwaters' acquisition strategy targets businesses that are leading players in their respective industries, that enjoy healthy margins from products and services and that are not capital intensive, thus providing additional cash flow that complements the financial performance of Headwaters' existing business segments. Headwaters is also committed to the internal development of HTI's energy-related technologies and nanotechnology and has invested in and expects to continue to invest in research and development activities. In March 2005, Headwaters announced a non-binding memorandum of understanding to participate in a joint venture to build and operate an ethanol plant. Headwaters is also investigating other alternative energy projects.

         As a result of its diversification into CCPs and construction materials, Headwaters is affected by seasonality, with the highest revenues produced in the June and September quarters. With CCPs, Headwaters' strategy is to continue to negotiate long-term contracts so that it may invest in transportation and storage infrastructure for the marketing and sale of CCPs. Headwaters also intends to continue to expand usage of high-value CCPs, develop uses for lower-value CCPs and expand usage of CCPs both in its construction products and the industry in general.

         Headwaters' acquisitions of Eldorado and Tapco have created a concentration in the residential housing market; however, the cyclicality and interest-rate sensitivity of this segment is mitigated by the fact that approximately 75% of Tapco's products are used in the home improvement and remodeling market. This market is typically counter cyclical to the new construction market because remodeling is generally less expensive than a new home and is often required to maintain older homes and preserve their value. As a result, during economic downturns, Tapco's products have historically experienced strong growth rates. In light of Headwaters' leading market shares in Eldorado's and Tapco's markets, Headwaters will need to increase production capacity for Eldorado and develop and market new products from Tapco in order to maintain the historical growth rates of this segment.

         In fiscal 2005, Headwaters is focusing on integration of its recent acquisitions, including the marketing of diverse construction materials products through its national distribution network, and expansion of the corporate infrastructure necessary to provide the information and services that the business segments need to operate at optimal levels. Headwaters is highly leveraged as a result of the fiscal 2004 acquisitions, but has reduced its outstanding debt through cash generated from operations, from an underwritten public offering of common stock in March 2005 and from proceeds from settlement of litigation in May 2005. High leverage makes continued diversification at historical levels more difficult. Headwaters intends to continue to focus on repaying long-term debt as quickly as possible while continuing to look for diversification opportunities within prescribed parameters.

Consolidation, Acquisitions and Segments

         Consolidation and Acquisitions. The consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling financial interest. Headwaters also consolidates any variable interest entities for which it is the primary beneficiary; however, as of June 30, 2005, there were none. For investments in companies in which Headwaters has a significant influence over operating and financial decisions (generally defined as owning a voting or economic interest of 20% to 50%), Headwaters applies the equity method of accounting. In instances where Headwaters' investment is less than 20% and significant influence does not exist, investments are carried at cost. All significant intercompany transactions and accounts are eliminated in consolidation.

         Headwaters acquired VFL on April 9, 2004, Eldorado Stone on June 2, 2004, SCP on July 2, 2004, and Tapco on September 8, 2004. Accordingly, these entities' results of operations have been consolidated with Headwaters' 2005 results, but the 2004 results include only VFL for three months and Eldorado Stone for one month. Due to the significance of the acquisitions, in many instances the 2004 consolidated financial statements and components of those financial statements included in the following discussion and analysis are not comparable to the 2005 financial statements or components thereof. Also, due to the seasonality of the operations of the CCP and construction materials segments and other factors, Headwaters' consolidated results of operations for 2005 are not indicative of the results to be expected for the full fiscal 2005 year.

         As described in more detail in Note 1 to the consolidated financial statements included herein and in Note 3 to the consolidated financial statements in the Form 10-K, the determination of the final purchase price, and the allocation thereof, for Tapco has not been finalized.

         Segments. Headwaters operates in three business segments, construction materials, CCPs and alternative energy. These segments are managed and evaluated separately by management based on fundamental differences in their operations, products and services.

         Prior to 2004, the businesses in the construction materials segment manufactured and distributed bagged concrete, stucco, mortar and block products. The acquisition of SCP expanded Headwaters' concrete block business and the acquisition of Eldorado added manufactured architectural stone to the construction materials product line. The acquisition of Tapco, a leading designer, manufacturer and marketer of building products used in exterior residential home improvement and construction, added significantly to this segment. Revenues for the construction materials segment consist of product sales to wholesale and retail distributors, contractors and other users of building products and construction materials.

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

Critical Accounting Policies and Estimates

         Headwaters has described its critical accounting policies and estimates in "Management's Discussion and Analysis" in its Form 10-K for the year ended September 30, 2004. The following describes changes to certain policies effective as of the quarter ended June 30, 2005.

         Stock-Based Compensation. As described in more detail in Note 3 to the consolidated financial statements, Headwaters adopted the fair value method of accounting for stock-based compensation required by SFAS No. 123R, effective as of October 1, 2004, the beginning of Headwaters' 2005 fiscal year. SFAS No. 123R revises SFAS No. 123 and supersedes APB 25 and requires companies to expense the value of employee stock options and other equity-based awards. For the three- and nine-month periods ended June 30, 2005, Headwaters recorded a total of $27.2 million and $32.4 million, respectively, of pre-tax expense related to stock-based compensation, substantially all of which related to the adoption of SFAS No. 123R, and none of which involved the expenditure of cash. Due to immateriality, Headwaters did not capitalize any compensation cost as part of the cost of any asset. Beginning October 1, 2004, Headwaters reclassified certain stock-based compensation expense recorded in prior periods to conform to the current period presentation so that stock-based compensation expense is reported within the same operating expense line items as used for cash compensation expense. The tax benefits resulting from exercise of stock options are reflected in the consolidated statements of changes in stockholders' equity and cash flows.

         Headwaters recognizes compensation expense equal to the grant-date fair value of stock-based awards for all awards expected to vest, over the period during which the related service is rendered by grantees. The fair value of stock-based awards is determined primarily using the Black-Scholes-Merton ("B-S-M") model, which is the same valuation model used previously in valuing stock options for the pro forma footnote disclosures under the requirements of SFAS No. 123 (see Note 1 to the consolidated financial statements). Headwaters uses the "graded vesting" or accelerated method to value awards and to allocate those values over the requisite service periods, again the same method as used previously in determining pro forma expense under SFAS No. 123.

         The B-S-M model requires assumptions as to expected stock volatility, expected lives, rate of forfeitures and other factors. Judgment is involved in determining appropriate assumptions to use and different assumptions can yield materially different results. Headwaters uses various methods, along with historical data and other information, to make reasonable assumptions regarding inputs to the B-S-M model. In addition, in 2005, Headwaters used the services of an independent valuation firm to validate its fair value estimates and assumptions and also to determine certain necessary adjustments to the B-S-M model output. One such instance was in determining the fair value of immediate-vested SARs which have a cap on allowed appreciation. For these SARs, the output determined by the B-S-M model was reduced by an amount determined by a Quasi-Monte Carlo simulation to reflect the reduction in fair value associated with the appreciation cap.

         Substantially all of the SARs that vest over five years are exercisable based on the achievement of performance criteria related to the economic growth of Headwaters during the five-year period. Headwaters currently expects the performance criteria to be achieved. If this expectation changes in the future, some or all of the compensation expense recognized up to that time would be reversed.

         Headwaters implemented SFAS No. 123R effective as of October 1, 2004, using the modified retrospective method with restatement limited to interim periods in the year of adoption, as permitted by SFAS No. 123R. Accordingly, Headwaters has adjusted the amounts reported in its consolidated statement of income for the six months ended March 31, 2005 in deriving the statement of income amounts reported for the nine months ended June 30, 2005. The application of SFAS No. 123R for the six months ended March 31, 2005 had the effect of reducing net income for that period by $3.9 million, the same amount as reported in the pro forma SFAS No. 123 footnote disclosure in Headwaters' March 31, 2005 Form 10-Q.

     The adoption of SFAS No. 123R had the following effect on reported amounts for the nine months ended June 30, 2005:

                                             Under Previous    SFAS No. 123R
      (in millions, except per-share data)     Accounting       Adjustments       As Reported
     --------------------------------------------------------------------------------------------
     Income before income taxes                    $141.3           $(32.1)        $109.2
     Net income                                    $ 98.9           $(22.5)        $ 76.4
     Basic earnings per share                      $  2.68          $ (0.61)       $  2.07
     Diluted earnings per share                    $  2.32          $ (0.51)       $  1.81
     Cash flows from operating activities          $130.0           $ (6.3)        $123.7
     Cash flows from financing activities          $(93.3)          $  6.3         $(87.0)

         A significant amount of the effect of the SFAS No. 123R adjustments reported above resulted from the expense associated with the immediately-vested SARs granted in 2005 and from the acceleration of vesting of certain stock options which occurred in May 2005, all as discussed in Note 3. As a result of the adoption of SFAS No. 123R, Headwaters' will recognize additional non-cash compensation expense in future periods. As of June 30, 2005, there is approximately $12.3 million of total compensation cost related to nonvested awards not yet recognized. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.9 years.

         As reflected in the table above and in the consolidated statements of cash flows, the adoption of SFAS No. 123R required reclassification of the tax benefits from exercise of stock-based awards (consisting solely of stock options) as a cash flow from financing activities instead of a cash flow from operating activities, the required classification under prior accounting rules. In addition, SFAS No. 123R mandated certain changes in the calculation of diluted earnings per share, as described in more detail in Note 8 to the consolidated financial statements.

         The adoption of SFAS No. 123R, combined with the settlement of the AJG litigation described in Note 10 to the consolidated financial statements, was a contributing factor in Headwaters' decision to grant employee incentive awards in May 2005, in particular to grant more SARs, including many that vested immediately, or are exercisable only to the extent performance criteria are met, and to grant fewer options, and to accelerate the vesting of stock options.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

         The information set forth below compares Headwaters' operating results for the three months ended June 30, 2005 ("2005") with operating results for the three months ended June 30, 2004 ("2004").

         Revenue. Total revenue for 2005 increased by $174.4 million or 130% to $308.7 million as compared to $134.3 million for 2004. The major components of revenue are discussed in the sections below.

         Construction Materials Segment. Sales of construction materials during 2005 were $147.6 million with a corresponding direct cost of $97.7 million (which cost included $1.1 million of stock-based compensation related to the adoption of SFAS No. 123R). Sales of construction materials during 2004 were $26.8 million with a corresponding direct cost of $20.0 million (which included no stock-based compensation). The increase in sales of construction materials during 2005 was due primarily to the acquisitions of Eldorado, SCP and Tapco in fiscal 2004. The increase in gross margin percentage from 2004 to 2005 was due primarily to significantly higher margins from the operations of the acquired businesses.

         CCP Segment. CCP revenues for 2005 were $69.5 million with a corresponding direct cost of $51.4 million. CCP revenues for 2004 were $58.7 million with a corresponding direct cost of $43.8 million. The increase in CCP revenues and gross margin during 2005 was due primarily to growth in demand for CCPs, partially due to shortages in portland cement for which CCPs are a substitute, which can result in an increased percentage of CCPs being used in concrete. The cement shortages also resulted in increased prices in several markets.

         Alternative Energy Segment. Headwaters' alternative energy segment revenue consists primarily of chemical reagent sales, license fee revenue related to its solid alternative fuel technologies, and to a lesser extent, sales of synthetic fuel from two solid alternative fuel production facilities that it owns that began operating in 2005. HTI's revenues are also included in alternative energy revenue, but have historically comprised a minor portion of total segment revenue.

         Sales of Chemical Reagents. Chemical reagent sales (included in alternative energy revenue in the accompanying consolidated statements of income) during 2005 were $45.0 million with a corresponding direct cost of $32.1 million. Chemical reagent sales during 2004 were $35.3 million with a corresponding direct cost of $23.8 million. The increase in chemical reagent sales during 2005 was due primarily to increased synthetic fuel production by Headwaters' licensees (resulting in increased sales of $5.8 million) and by customers with which Headwaters does not have a license agreement (resulting in increased sales of $3.9 million). Of the increased sales to customers, $1.9 million represents sales of chemical reagent related to the coal-based solid alternative fuel production facility in which Headwaters is a minority owner (see Note 10 to the consolidated financial statements). It is not possible to predict the trend of sales of chemical reagents. The gross margin percentage for 2005 of 29% was 4% lower than for 2004, due primarily to increases in the cost of product, which in turn is related to recent increases in the costs of petroleum-based materials, and to a lesser extent, changes in customer mix. Additional cost increases could occur and to the extent Headwaters is not able to pass on such increases to customers, margins will be adversely affected. Headwaters currently expects gross margin percentages for the rest of fiscal 2005 to continue to trend below fiscal 2004 levels.

         License Fees. During 2005, Headwaters recognized license fee revenue (included in alternative energy revenue in the accompanying consolidated statements of income) totaling $41.7 million, an increase of $28.3 million or 211% from $13.4 million of license fee revenue recognized during 2004. The primary reasons for the increase in license fee revenue in 2005 compared to 2004 related to the settlement of the AJG litigation described in Note 10 to the consolidated financial statements ($24.3 million of the increase). In addition, license fee revenue from licensees not associated with the litigation also increased from 2004 to 2005 ($4.0 million of the increase).

         In May 2005, Headwaters and AJG entered into a settlement agreement which provided for payments to Headwaters in the amount of $50.0 million at the time of settlement (discussed below in the caption "Contract Litigation Settlement"), $70.0 million (related to a contract modification for use of technology) in January 2006, and certain quarterly payments based upon tax credits associated with AJG's facilities for calendar years 2005 through 2007. The $70.0 million, net of payments due to a third party, is being recognized as revenue over calendar years 2005 through 2007; however, because the settlement agreement was not reached until May, six months of revenue covering the period January 1, 2005 through June 30, 2005 was recognized in the quarter ended June 30, 2005. The ongoing quarterly payments are being recognized as revenue in accordance with Headwaters' revenue recognition policy for license fee revenue. In total, Headwaters recognized approximately $15.3 million of license fees from AJG in 2005 ($15.0 million of which directly related to the settlement of litigation), compared to $0.4 million of license fee revenue from AJG in 2004.

         In connection with the settlement of the AJG litigation, Headwaters also recognized as revenue approximately $8.2 million of revenue from a licensee with an indirect interest in that litigation, all of which related to periods prior to January 1, 2005. Ongoing revenue from this licensee is also being recognized in accordance with Headwaters' revenue recognition policy for license fee revenue and was approximately $1.1 million in 2005.

         Pursuant to the contractual terms of an agreement with a licensee, the licensee has set aside substantial amounts for working capital and other operational contingencies as provided for in the contractual agreements. These amounts may eventually be paid out to various parties having an interest in the cash flows from the licensee's operations, including Headwaters, if they are not used for working capital and other operational contingencies. As a result, Headwaters currently expects to receive at some future date a portion of those reserves, the amount of which is not currently determinable and therefore, not recognizable.

         Amortization. These costs increased by $3.7 million to $6.1 million in 2005 from $2.4 million in 2004. The increase was primarily attributable to the fiscal 2004 acquisitions and the resulting increases in amortizable intangible assets. For this same reason, Headwaters expects fiscal 2005 amortization expense to be substantially higher than it was for fiscal 2004.

         Research and Development. Research and development expenses increased by $3.1 million to $4.8 million in 2005 from $1.7 million in 2004. The increase was primarily attributable to increased HTI research and development activities and the recognition of approximately $1.6 million of stock-based compensation expense in 2005 related to the adoption of SFAS No. 123R. No such expense was recorded in 2004. Headwaters remains committed to HTI's research and development efforts and future expenses are likely to outpace fiscal 2004 levels as a result of continuing efforts to commercialize existing technologies.

         Contract Litigation Settlement. As described in Note 10 to the consolidated financial statements, in May 2005, Headwaters settled its litigation with AJG. In connection with the litigation settlement, a payment of $50.0 million was received in May. This amount, net of payments due to a third party and less the amount recognized as a reimbursement of legal fees (approximately $6.5 million), was reflected as a reduction in operating costs and expenses because it represents a non-recurring litigation settlement that is not reflective of Headwaters' revenue components described above, but is directly related to Headwaters' operating activities.

         Selling, General and Administrative Expenses. These expenses increased $38.8 million to $53.6 million for 2005 from $14.8 million for 2004. The increase in 2005 was due primarily to an increase in stock-based compensation expense of approximately $24.2 million, the fiscal 2004 acquisitions ($15.9 million) and incentive cash bonuses paid in connection with the settlement of the AJG litigation ($5.8 million), partially reduced by the reimbursement of legal fees incurred in the AJG litigation ($6.5 million). A substantial portion of the expense related to stock-based compensation related to expense associated with the grant of immediate-vested SARs and the acceleration of vesting of certain stock options ($22.7 million), as explained in more detail in Note 3 to the consolidated financial statements. These two events are not likely to recur in the foreseeable future. There was no stock-based compensation included in selling, general, and administrative expenses in 2004. As a result of the fiscal 2004 acquisitions and the stock-based compensation recorded in 2005, fiscal 2005 selling, general and administrative expenses are expected to be substantially higher than for fiscal 2004.

         Other Income and Expense. During 2005, Headwaters reported net other expense of $17.7 million compared to net other expense of $1.0 million during 2004. The change of $16.7 million was attributable to an increase in net interest expense of $10.1 million in 2005 and a net increase in other expenses of approximately $6.6 million in 2005.

         Net interest expense increased from $1.3 million in 2004 to $11.4 million in 2005 due primarily to significantly higher average levels of long-term debt in 2005 compared to 2004, primarily related to the fiscal 2004 acquisitions. Also, Headwaters incurred approximately $2.8 million of interest expense related to the early repayment of $50.0 million of second lien senior debt in May 2005, consisting of accelerated amortization of debt issue costs of $1.3 million plus $1.5 million of prepayment penalties. In connection with the reduction of the amount of senior debt hedged from $300.0 million to $150.0 million, as allowed under terms of the amended credit facility, Headwaters recognized a gain of approximately $1.0 million, which was recorded as a reduction in interest expense. Due to the substantially higher amounts of outstanding debt at June 30, 2005 than existed for most of fiscal 2004, interest expense in fiscal 2005 is expected to be substantially higher than for comparable periods in fiscal 2004.

         The net change in other expenses of $6.6 million consisted primarily of an increase in other expenses (totaling approximately $6.3 million) representing Headwaters' costs related to its investment in the coal-based solid alternative fuel production facility described in Note 10 to the consolidated financial statements, including amortization of the related $15.5 million investment.

         The alternative fuel produced at the facility through December 2007 qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code, and Headwaters is entitled to receive its pro-rata share of such tax credits generated. Due to the combined effect of the seasonality of Headwaters' operations and the requirement to use an estimated effective tax rate for the year in calculating income taxes, Headwaters is not able to recognize the benefit of all of the tax credits earned in the December and March quarters in its results of operations for those quarters. Tax credits earned but not recognized in the December and March quarters are recognized in the June and September quarters. Even though Headwaters did not fully recognize its portion of the benefits of the tax credits generated during the six months ended March 31, 2005, Headwaters' pro-rata share of costs incurred to generate those tax credits was recognized as other expense through March 31, 2005.

         Income Tax Provision. Headwaters' effective income tax rate for 2005 was approximately 29%. This compares to an effective tax rate of approximately 40% for 2004 and 31.5% for the six months ended March 31, 2005. Headwaters' effective income tax rate for the entire fiscal 2005 year is currently estimated to be 30%. The primary reason for the decreases in the effective tax rate is the federal income tax credits available as a result of Headwaters' investment in an entity that owns and operates a coal-based solid alternative fuel production facility (see Note 10 to the consolidated financial statements), as well as Headwaters' ownership of two other significantly smaller alternative fuel production facilities that began operating in 2005. The alternative fuel produced at these three facilities through December 2007 qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code. Excluding the effect of the tax credits, Headwaters' effective tax rate in 2005 would have been approximately 39.5%.

         Headwaters adjusts its income tax provision each quarter to yield the estimated effective tax rate for the fiscal year on a cumulative basis, causing each quarter's effective tax rate to vary somewhat. It is possible that Headwaters' estimate of its effective tax rate for fiscal 2005 will change in the future, necessitating an adjustment in the quarter ending September 30, 2005 to reflect the impact of the rate change on results for prior fiscal 2005 quarters.

Nine Months Ended June 30, 2005 Compared to Nine Months Ended June 30, 2004

         The information set forth below compares Headwaters' operating results for the nine months ended June 30, 2005 ("2005") with operating results for the nine months ended June 30, 2004 ("2004").

         Revenue. Total revenue for 2005 increased by $394.2 million or 111% to $749.5 million as compared to $355.3 million for 2004. The major components of revenue are discussed in the sections below.

         Construction Materials Segment. Sales of construction materials during 2005 were $370.5 million with a corresponding direct cost of $248.1 million (which cost included $1.3 million of stock-based compensation related to the adoption of SFAS No. 123R). Sales of construction materials during 2004 were $50.0 million with a corresponding direct cost of $39.4 million (which included no stock-based compensation). The increase in sales of construction materials during 2005 was due primarily to the acquisitions of Eldorado, SCP and Tapco in fiscal 2004. The increase in gross margin percentage from 2004 to 2005 was due primarily to significantly higher margins from the operations of the acquired businesses.

         CCP Segment. CCP revenues for 2005 were $171.0 million with a corresponding direct cost of $130.9 million. CCP revenues for 2004 were $143.4 million with a corresponding direct cost of $106.9 million. The increase in CCP revenues during 2005 was due primarily to the acquisition of VFL in April 2004 and growth in demand for CCPs, partially due to shortages in portland cement for which CCPs are a substitute, which can result in an increased percentage of CCPs being used in concrete. The cement shortages also resulted in increased prices in several markets. The gross margin percentage decreased from 2004 to 2005 by approximately 2% due primarily to VFL, which typically has lower gross margins than the legacy CCP business. VFL's impact on gross margin in 2005 was more significant than in 2004 because there are only three months of VFL activity in 2004 and nine months in 2005.

         Sales of Chemical Reagents. Chemical reagent sales (included in alternative energy revenue in the accompanying consolidated statements of income) during 2005 were $121.7 million with a corresponding direct cost of $85.1 million. Chemical reagent sales during 2004 were $98.4 million with a corresponding direct cost of $66.8 million. The increase in chemical reagent sales during 2005 was due primarily to increased synthetic fuel production by Headwaters' licensees (resulting in increased sales of $12.1 million) and by customers with which Headwaters does not have a license agreement (resulting in increased sales of $11.2 million). Of the increased sales to customers, $5.5 million represents sales of chemical reagent related to the coal-based solid alternative fuel production facility in which Headwaters is a minority owner. The gross margin percentage for 2005 of 30% was 2% lower than for 2004, due primarily to increases in the cost of product, which in turn is related to recent increases in the costs of petroleum-based materials, and to a lesser extent, changes in customer mix.

         License Fees. During 2005, Headwaters recognized license fee revenue (included in alternative energy revenue in the accompanying consolidated statements of income) totaling $80.9 million, an increase of $21.6 million or 36% from $59.3 million of license fee revenue recognized during 2004. The primary reasons for the increase in license fee revenue in 2005 compared to 2004 related to the settlement of the AJG litigation described in Note 10 to the consolidated financial statements ($24.3 million in total). Headwaters recognized approximately $16.0 million of license fees from AJG in 2005 ($15.0 million of which directly related to the settlement of litigation with AJG), compared to $1.0 million of license fee revenue from AJG in 2004. In connection with the settlement of the AJG litigation, Headwaters also recognized as revenue approximately $9.3 million of revenue from a licensee with an indirect interest in that litigation. In addition, total license fee revenue from other licensees increased $9.3 million from 2004 to 2005 as a result of increased production of alternative fuel by these licensees.

         Offsetting these increases, was a $12.0 million decrease in revenue recognized from a licensee for which Headwaters recognized $24.9 million of net revenue in 2004, representing funds previously deposited in an escrow account pending resolution of certain contingencies, all relating to alternative fuel sold prior to December 31, 2003. Headwaters recognized a total of approximately $32.9 million of revenue in 2004 from this licensee and $20.9 million of revenue in 2005.

         Amortization. These costs increased by $12.6 million to $18.3 million in 2005 from $5.7 million in 2004. The increase was primarily attributable to the fiscal 2004 acquisitions and the resulting increases in amortizable intangible assets.

         Research and Development. Research and development expenses increased by $4.8 million to $10.1 million in 2005 from $5.3 million in 2004. The increase was primarily attributable to increased HTI research and development activities and approximately $1.8 million of stock-based compensation expense in 2005 related to the adoption of SFAS No. 123R. No such expense was recorded in 2004.

         Contract Litigation Settlement. As described in Note 10 to the consolidated financial statements, in May 2005, Headwaters settled its litigation with AJG. In connection with the litigation settlement, a payment of $50.0 million was received in May, which, net of payments due to a third party and less the amount recognized as a reimbursement of legal fees (approximately $6.5 million), was reflected as a reduction in operating costs and expenses.

         Selling, General and Administrative Expenses. These expenses increased $79.7 million to $122.6 million for 2005 from $42.9 million for 2004. The increase in 2005 was due primarily to an increase in stock-based compensation expense of approximately $28.8 million and the fiscal 2004 acquisitions ($48.4 million). A substantial portion of the expense related to stock-based compensation related to expense associated with the grant of immediate-vested SARs and the acceleration of vesting of certain stock options ($22.7 million), as explained in more detail in Note 3 to the consolidated financial statements. These two events are not likely to recur in the foreseeable future. There was no stock-based compensation included in selling, general, and administrative expenses in 2004.

         Other Income and Expense. During 2005, Headwaters reported net other expense of $57.5 million compared to net other expense of $14.4 million during 2004. The change of $43.1 million was attributable to an increase in net interest expense of $33.7 million in 2005 and a net increase in other expenses of approximately $9.4 million in 2005.

         Net interest expense increased from $12.3 million in 2004 to $46.0 million in 2005 due primarily to significantly higher average levels of long-term debt in 2005 compared to 2004, primarily related to the fiscal 2004 acquisitions. Also, Headwaters incurred approximately $9.2 million of interest expense related to the early repayment of senior debt in 2005, consisting of accelerated amortization of debt issue costs of $6.2 million plus $3.0 million of prepayment penalties. In connection with the reduction of the amount of senior debt hedged from $300.0 million to $150.0 million, Headwaters recognized a gain of approximately $1.0 million, which was recorded as a reduction in interest expense.

         The net change in other expenses of $9.4 million consisted primarily of an increase in other expenses (totaling approximately $12.0 million) representing Headwaters' costs related to its investment in the coal-based solid alternative fuel production facility, partially reduced by $2.2 million of asset write-offs in 2004 that did not recur in 2005.

         The alternative fuel produced at the facility through December 2007 qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code, and Headwaters is entitled to receive its pro-rata share of such tax credits generated. Due to the combined effect of the seasonality of Headwaters' operations and the requirement to use an estimated effective tax rate for the year in calculating income taxes, Headwaters is not able to recognize the benefit of all of the tax credits earned in the December and March quarters in its results of operations for those quarters. Tax credits earned but not recognized in the December and March quarters are recognized in the June and September quarters. Even though Headwaters did not fully recognize its portion of the benefits of the tax credits generated during the six months ended March 31, 2005, Headwaters' pro-rata share of costs incurred to generate those tax credits was recognized as other expense through March 31, 2005.

         Income Tax Provision. Headwaters' effective income tax rate for 2005 was approximately 30%. This compares to an effective tax rate of approximately 39% for 2004. The primary reason for the decrease in the effective tax rate is the federal income tax credits available as a result of Headwaters' investment in an entity that owns and operates a coal-based solid alternative fuel production facility (see Note 10 to the consolidated financial statements), as well as Headwaters' ownership of two other alternative fuel production facilities that began operating in 2005. The alternative fuel produced at these three facilities through December 2007 qualifies for tax credits pursuant to
Section 29 of the Internal Revenue Code. Excluding the effect of the tax credits, Headwaters' effective tax rate in 2005 would have been approximately 39.5%. It is possible that Headwaters' estimate of its effective tax rate for fiscal 2005 will change in the future, necessitating an adjustment in the quarter ending September 30, 2005 to reflect the impact of the rate change on results for prior fiscal 2005 periods.

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

Liquidity and Capital Resources

         Summary of Cash Flow Activities. Net cash provided by operating activities during 2005 was $123.6 million compared to $56.2 million during 2004. The change was attributable to increases in 2005 in net income ($31.6 million), depreciation and amortization ($29.7 million) and non-cash stock-based compensation ($32.4 million), reduced by deferred taxes ($16.1 million) and other items ($10.2 million).

         In 2004, Headwaters issued 5.0 million shares of common stock in an underwritten public offering for net cash proceeds of $90.3 million. Headwaters used $50.0 million of the cash generated from the issuance of common stock to repay debt, and the remaining proceeds were temporarily invested in short-term trading investments and ultimately used for acquisitions. In 2005, Headwaters issued 6.9 million shares of common stock in another underwritten public offering for net cash proceeds of $198.8 million. Headwaters also used these proceeds to repay debt. During 2005, $299.9 million of debt was repaid, net of proceeds from issuance of debt, compared to a net $62.3 million increase in debt in 2004. In 2004, the primary investing activity consisted of the acquisitions of VFL and Eldorado for total net cash payments of $213.3 million. In 2005 the primary investing activity consisted of the purchase of property, plant and equipment for total cash payments of $43.0 million. More details about Headwaters' investing and financing activities are provided in the following paragraphs.

         Investing Activities. As described in more detail in Note 3 to the consolidated financial statements in the Form 10-K, Headwaters acquired four companies in fiscal 2004. Primarily as a result of these acquisitions, expenditures for property, plant and equipment increased substantially from 2004 ($9.9 million) to 2005 ($43.0 million). These capital expenditures primarily relate to the construction materials segment and for fiscal 2005 will continue to be much higher than for comparative periods in fiscal 2004. Capital expenditures for fiscal 2005 are currently expected to approximate the limitation on such expenditures of $62.0 million included in the senior debt covenants. As of June 30, 2005, Headwaters was committed to spend approximately $7.8 million on capital projects that were in various stages of completion.

         Headwaters intends to continue to expand its business through growth of existing operations, commercialization of technologies currently being developed, and strategic acquisitions of products or entities that expand Headwaters' current operating platform. Acquisitions are an important part of Headwaters' business strategy and to that end, Headwaters routinely reviews potential complementary acquisitions, including those in the areas of CCP marketing, construction materials, and coal and catalyst technologies. It is possible that some portion of future cash and cash equivalents and/or proceeds from the issuance of stock or debt will be used to fund acquisitions of complementary businesses in the chemical, energy, building products and related industries. The senior secured credit agreement limits acquisitions to $50.0 million each fiscal year, of which cash consideration may not exceed $30.0 million, unless Headwaters' "total leverage ratio," as defined, is less than or equal to 3.50:1.0, after giving effect to an acquisition, in which case the foregoing $30.0 million cash limitation does not apply.

         As described in more detail in Note 10 to the consolidated financial statements, in September 2004, Headwaters purchased a 9% variable interest in an entity that owns and operates a coal-based solid alternative fuel production facility, where Headwaters is not the primary beneficiary. In December 2004, Headwaters purchased an additional 10% variable interest in this entity. Headwaters' 19% minority interest was acquired in exchange for initial cash payments totaling $0.5 million and an obligation to pay $15.0 million in monthly installments from October 2004 through December 2007. This obligation, recorded in other accrued liabilities and other long-term liabilities in the consolidated balance sheet (totaling $13.4 million at June 30, 2005), bears interest at an 8% rate. Headwaters also agreed to make additional payments to the seller based on a pro-rata allocation of the tax credits generated by the facility, also through December 2007. These additional contractual payments, along with the amortization of the $15.5 million investment, are recorded in other expense in the consolidated statement of income.

         The alternative fuel produced at the facility through December 2007 qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code, and Headwaters is entitled to receive its pro-rata share of such tax credits generated. The IRS has issued a Private Letter Ruling to the owners of the facility. Headwaters has the ability, under certain conditions, to limit its liability under the fixed payment obligations currently totaling $13.4 million; therefore, Headwaters' obligation to make all of the above-described payments is effectively limited to the tax benefits Headwaters receives.

         In September 2004, Headwaters entered into an agreement with an international chemical company, based in Germany, to jointly develop and commercialize a process for the direct synthesis of hydrogen peroxide. Under terms of the joint venture agreement, Headwaters paid $1.2 million for its investment in the joint venture and is further obligated to pay an additional $1.0 million in 2005 and $1.0 million in 2006. Headwaters has also committed to fund 50% of the joint venture's research and development expenditures, currently limited to (euro)3.0 million (approximately $3.6 million at June 30, 2005), through September 2007, of which approximately (euro)0.6 million (approximately $0.7 million) has been paid through June 30, 2005. Although there is no legal obligation to do so, the joint venture partners currently have long-range plans to eventually invest in large-scale hydrogen peroxide plants using the process for direct synthesis of hydrogen peroxide.

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

         The first lien term loan bears interest, at Headwaters' option, at either i) the London Interbank Offered Rate ("LIBOR") plus 2.0%, 2.25%, or 2.5%, depending on the credit ratings that have been most recently announced for the loans by Standard & Poors Ratings Services ("S&P") and Moody's Investors Service, Inc. ("Moody's"); or ii) the "base rate" plus 1.0%, 1.25%, or 1.5%, again depending on the credit ratings announced by S&P and Moody's. Base rate is defined as the higher of the rate announced by Morgan Stanley Senior Funding and the overnight rate charged by the Federal Reserve Bank of New York plus 0.5%. The initial interest rate on the first lien debt was set at 6.5%, but was subsequently reduced to approximately 5.4% during the quarter ended December 31, 2004 pursuant to the terms of the agreement. The interest rate on the first lien debt was approximately 5.5% at June 30, 2005. The second lien term loan bears interest, also at Headwaters' option, at either LIBOR plus 5.5%, or the "base rate" plus 4.5%. The initial interest rate on the second lien debt was set at 9.75%, but was subsequently reduced to approximately 7.7% during the quarter ended December 31, 2004 pursuant to the terms of the agreement. The interest rate on the second lien debt was approximately 8.7% at June 30, 2005. Headwaters can lock in new rates for both the first lien and second lien loans for one, two, three or six months. The most recent rate change occurred in June 2005.

         The first lien term loan ($442.7 million outstanding at June 30, 2005) is repayable in quarterly installments of principal and interest, with minimum required quarterly principal repayments of approximately $3.4 million commencing in November 2005 through August 2010, with three repayments of approximately $125.2 million each through April 2011, the termination date of the first lien loan agreement. The second lien term loan ($50.0 million outstanding at June 30, 2005) is due September 2012, with no required principal repayments prior to that time. Interest is generally due on a quarterly basis.

         There are mandatory prepayments of the first lien term loan in the event of certain asset sales and debt and equity issuances and from "excess cash flow," as defined in the agreement. Optional prepayments of the first lien term loan are generally permitted without penalty or premium, except where the proceeds for repayment are obtained from a "financing," as defined, consummated for the purpose of lowering the interest rate on the first lien debt, in which case there is a 1% prepayment penalty. Optional prepayments of the second lien term loan under the original terms of the credit agreement were permissible only to the extent Headwaters issued new equity securities and then were further limited to a maximum of $50.0 million, so long as the first lien term loan remained outstanding. As amended, optional prepayments of the second lien term loan bear a penalty of 3% of prepayments made in the first year, 2% of prepayments made in the second year, 1% of prepayments made in the third year, and nothing thereafter. Further, subsequent to September 8, 2005, Headwaters can prepay the second lien debt with available cash flow, unrestricted as to source. Once repaid in full or in part, no further reborrowings under either of the term loan arrangements can be made.

         During the quarter ended December 31, 2004, Headwaters repaid a total of $50.0 million of the first lien term loan, which otherwise would have been due during the period from November 2004 through November 2005. In March 2005, Headwaters repaid $147.3 million of the first lien term loan and $50.0 million of the second lien term loan. In May 2005, Headwaters repaid $50.0 million of the second lien term loan. As a result of the early repayments of debt, there were accelerations of amortization of the related debt issue costs totaling approximately $6.2 million for 2005, all of which was charged to interest expense. Prepayment penalties totaling $3.0 million were paid related to the early repayments of $100.0 million of second lien term debt, which amount was also charged to interest expense.

         As required by the senior secured credit facility, Headwaters entered into certain other agreements to limit its variable interest rate exposure. The first set of agreements effectively established the maximum LIBOR rate for $300.0 million ($150.0 million as of June 30, 2005) of the senior secured debt at 5.0% through September 8, 2005. The second set of agreements effectively set the LIBOR rate at 3.71% for $300.0 million ($150.0 million as of June 30, 2005) of this debt for the period commencing September 8, 2005 through September 8, 2007. During the quarter ended June 30, 2005, Headwaters reduced the amount of senior debt hedged from $300.0 million to $150.0 million, as allowed under terms of the amended credit facility, and recognized a gain of approximately $1.0 million, which was recorded as a reduction in interest expense.

         Headwaters accounts for the agreements as cash flow hedges, and accordingly, the fair market value of the hedges is reflected in the consolidated balance sheet as either other assets or other liabilities. The market value of the hedges can fluctuate significantly over a relatively short period of time. The hedges had a market value at June 30, 2005 of approximately $0.8 million, which, net of $0.3 million of income taxes, represents other comprehensive income for the nine months ended June 30, 2005. Total comprehensive income was approximately $76.9 million for 2005.

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

         The notes are convertible if any of the following five criteria are met: 1) satisfaction of a market price condition which becomes operative if, prior to June 1, 2011 and at any time after that date, in any calendar quarter the closing price of Headwaters' common stock exceeds $39 per share for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; 2) a credit rating, if any, assigned to the notes is three or more rating subcategories below the initial rating, if any; 3) the notes trade at less than 98% of the product of the common stock trading price and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the notes, except this provision is not available if the closing common stock price is between 100% and 130% of the current conversion price of the notes; 4) Headwaters calls the notes for redemption; and
5) certain corporate transactions occur, including distribution of rights or warrants to all common stockholders entitling them to purchase common stock at less than the current market price or distribution of common stock, cash or other assets, debt securities or certain rights to purchase securities where the distribution has a per share value exceeding 5% of the closing common stock price on the day immediately preceding the declaration date for such distribution. In addition, the notes are convertible if Headwaters enters into an agreement pursuant to which Headwaters' common stock would be converted into cash, securities or other property.

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

         Headwaters has included the additional shares of common stock contingently issuable under the notes in its diluted EPS calculation on an if-converted basis, in accordance with the requirements of EITF 04-08 (see Note 8 to the consolidated financial statements).

         Notes Payable to a Bank - In connection with the acquisition of SCP in July 2004, Headwaters assumed SCP's obligations under its notes payable to a bank. The notes require monthly interest and quarterly principal payments and bear interest at variable rates, which as of June 30, 2005, ranged from 4.5% to 5.75%. Because the notes are callable by the bank, Headwaters has included the outstanding balance in current portion of long-term debt in the consolidated balance sheet. The notes are collateralized by certain assets of SCP and contain financial covenants specific to SCP, including a minimum fixed charge coverage ratio, a leverage ratio requirement, and limitations on capital expenditures. Headwaters is in compliance with all debt covenants as of June 30, 2005.

         Options and Employee Stock Purchases - In 2005, cash proceeds from the exercise of options and employee stock purchases totaled $7.8 million, compared to $7.4 million of proceeds in 2004. Option exercise activity is largely dependent on Headwaters' stock price and is not predictable. To the extent non-qualified stock options are exercised, or there are disqualifying dispositions of shares obtained upon the exercise of incentive stock options, Headwaters receives an income tax deduction generally equal to the income recognized by the optionee. Such amounts, reflected in cash flows from operations in 2004 and in cash flows from financing activities in 2005 (in accordance with the requirements of SFAS No. 123R) in the consolidated statements of cash flows, were $3.3 million in 2004 and $6.3 million in 2005. These income tax deductions do not affect income tax expense or the effective income tax rate; rather they are reflected as increases in capital in excess of par value in the consolidated balance sheet.

         Working Capital. In 2005, Headwaters' working capital increased by $81.3 million, to $125.7 million as of June 30, 2005. Headwaters expects operations to produce positive cash flows in future periods. Additionally, Headwaters will receive more than $70.0 million in January 2006 as part of the settlement of the AJG litigation (see Note 10 to the consolidated financial statements). As a result of all of these factors, Headwaters expects working capital will be sufficient for operating needs for the next 12 months.

         Long-term Debt. Due to the September 2004 issuance of senior debt and the covenants associated with that debt, as described below, Headwaters currently has limited ability to obtain significant additional amounts of long-term debt. However, as provided for in the senior debt agreements, Headwaters has available $60.0 million under a revolving credit arrangement. Borrowings under the revolving credit arrangement are generally subject to the terms of the first lien loan agreement and bear interest at either LIBOR plus 1.75% to 2.5% (depending on Headwaters' "total leverage ratio," as defined), or the base rate plus 0.75% to 1.5%. Borrowings and reborrowings of any available portion of the $60.0 million revolver can be made at any time through September 2009, at which time all loans must be repaid and the revolving credit arrangement terminates. The fees for the unused portion of the revolving credit arrangement range from 0.5% to 0.75% (depending on Headwaters' "total leverage ratio," as defined). During 2005, Headwaters borrowed $31.0 million under terms of the revolving credit arrangement, all of which was repaid prior to June 30, 2005. Finally, the credit agreement allows for the issuance of letters of credit, provided there is capacity under the revolving credit arrangement. As of June 30, 2005, six letters of credit totaling $5.5 million were outstanding, with expiration dates ranging from September 2005 to December 2006.

         Headwaters may, in the future, make optional prepayments of the senior debt depending on actual cash flows, Headwaters' current and expected cash requirements and other applicable factors deemed significant by management.

         The senior secured credit agreements contain restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset sales and liens, annual capital expenditures in excess of $62.0 million for fiscal years 2005 and 2006, $55.0 million for fiscal years 2007 through 2010 and $60.0 million for fiscal year 2011, and the payment of dividends, among others. In addition, Headwaters must maintain certain leverage and fixed charge coverage ratios, as those terms are defined in the agreements. Under the most restrictive covenants, contained in the first lien agreement, Headwaters must maintain i) a total leverage ratio of 5.0:1.0 or less, declining periodically to 3.5:1.0 in 2010;
ii) a maximum ratio of consolidated senior funded indebtedness minus subordinated indebtedness to EBITDA of 4.0:1.0, declining periodically to 2.5:1.0 in 2010; and iii) a minimum ratio of EBITDA plus rent payments for the four preceding fiscal quarters to scheduled payments of principal and interest on all indebtedness for the next four fiscal quarters of 1.10:1.0 through September 30, 2006, and 1.25:1.0 thereafter. Headwaters is in compliance with all debt covenants as of June 30, 2005.

         As described above, Headwaters has approximately $501.7 million of variable-rate long-term debt outstanding as of June 30, 2005, consisting of $492.7 million of senior debt and $9.0 million of notes payable to a bank. Disregarding the effect of the hedges described above, a change in the interest rate of 1% would change Headwaters' interest expense by approximately $5.0 million during the 12 months ending June 30, 2006, considering all outstanding balances of variable-rate debt and required principal repayments.

         Income Taxes. As discussed previously, cash payments for income taxes are reduced for tax deductions resulting from disqualifying dispositions of incentive stock options and from the exercise of non-qualified stock options, which reduction totaled $6.3 million in 2005. Headwaters' cash requirements for income taxes are expected to generally approximate the income tax provision. There is some lag in paying estimated taxes during a fiscal year due to the seasonality of operations and because estimated income tax payments are typically based on annualizing the fiscal year's income based on year-to-date results; however, there is also some lag in realizing the cash benefits from the utilization of tax credits due to the interaction of Headwaters' September 30 fiscal year and the different fiscal years of the entities through which Headwaters receives the tax credits.

         Headwaters' effective income tax rate for 2005 was approximately 30%. This compares to an effective tax rate of approximately 39% for 2004. The primary reason for the decrease in the effective tax rate is the federal income tax credits available as a result of Headwaters' investment in an entity that owns and operates a coal-based solid alternative fuel production facility (see
Note 10 to the consolidated financial statements), as well as Headwaters' ownership of two other alternative fuel production facilities that began operating in 2005. The alternative fuel produced at these three facilities through December 2007 qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code. Excluding the effect of the tax credits, Headwaters' effective tax rate in 2005 would have been approximately 39.5%.

         Summary of Future Cash Requirements. Significant future cash needs, in addition to operational working capital requirements, are currently expected to consist primarily of debt service payments on outstanding long-term debt, income taxes and capital expenditures.

Legal or Contractual Matters

         Headwaters has ongoing litigation and asserted claims incurred during the normal course of business, including the items discussed below and in Note 10 to the consolidated financial statements. Headwaters intends to vigorously defend or resolve these matters by settlement, as appropriate. Management does not currently believe that the outcome of these matters will have a material adverse effect on Headwaters' operations, cash flows or financial position.

         In fiscal 2004, Headwaters accrued approximately $1.4 million for legal matters based on the most likely amounts of Headwaters' liabilities or amounts that Headwaters was willing to settle for. Claims and damages sought by claimants in excess of those amounts were not deemed to be probable. During the nine months ended June 30, 2005, Headwaters expensed $3.1 million for legal matters (excluding costs for legal counsel). Our outside counsel currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability to Headwaters. The liability recorded as of June 30, 2005, totaling $2.5 million, represents the amount Headwaters would be willing to pay to reach settlements of outstanding cases. However, these cases raise difficult and complex legal and factual issues, and the resolution of these issues is subject to many uncertainties, including the facts and circumstances of each case, the jurisdiction in which each case is brought, and the future decisions of juries, judges, and arbitrators. Therefore, although management believes that the claims asserted against Headwaters in the named cases lack merit, there is a possibility of material losses in excess of the amounts accrued if one or more of the cases were to be determined adversely against Headwaters for a substantial amount of the damages asserted.

         Headwaters currently believes the range of potential loss, excluding costs for outside counsel, is from $2.5 million up to the amounts sought by claimants. It is possible that a change in the estimates of probable liability could occur, and the changes could be material. Additionally, as with any litigation, these proceedings require that Headwaters incur substantial costs, including attorneys' fees, managerial time, and other personnel resources and costs in pursuing resolution. Costs paid to outside legal counsel for litigation, which have historically comprised the majority of Headwaters' litigation-related costs, totaled approximately $2.3 million and $4.0 million for the nine months ended June 30, 2004 and 2005, respectively (the amount for 2005 is exclusive of the reimbursement of legal costs received in connection with the AJG litigation settlement discussed below). It is not possible to estimate what litigation-related costs will be in future periods.

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

         This litigation came to the trial phase in January 2005. The jury reached a verdict substantially in favor of Headwaters and the court entered a judgment for Headwaters against AJG in the amount of approximately $175.0 million which included approximately $32.0 million in prejudgment interest. In May 2005, Headwaters and AJG entered into a settlement agreement which provided for payments to Headwaters in the amount of $50.0 million at the time of settlement (which payment was received in May 2005), $70.0 million (related to a contract modification for use of technology) in January 2006, and certain quarterly payments based upon tax credits associated with AJG's facilities for calendar years 2005 through 2007. Payments based upon tax credits associated with AJG's facilities for the first three quarters of calendar year 2005 will be payable in January 2006, with all other quarterly payments for 2005 through 2007 payable 45 days after the end of each quarter. Payments based upon tax credits for 2005 through 2007 are subject to downward adjustment or elimination if a phase-out of section 29 tax credits occurs due to high oil prices.

         Headwaters recognized the $50.0 million contract litigation settlement gain, net of payments due to a third party, as a reduction in operating costs and expenses in the quarter ended June 30, 2005. The $70.0 million, net of payments due to a third party, is being recognized as revenue over calendar years 2005 through 2007; however, because the settlement agreement was not reached until May, six months of revenue covering the period January 1, 2005 through June 30, 2005 was recognized in the quarter ended June 30, 2005. The ongoing quarterly payments based upon tax credits is being recognized as revenue in accordance with Headwaters' revenue recognition policy for license fee revenue (see "Revenue Recognition" in Note 2 to the consolidated financial statements in Headwaters' Form 10-K).

         In connection with the settlement of the AJG litigation, Headwaters also recognized as revenue approximately $8.2 million of revenue from a licensee with an indirect interest in that litigation, all of which related to periods prior to January 1, 2005. Ongoing revenue from this licensee will also be recognized in accordance with Headwaters' revenue recognition policy for license fee revenue.

         As described in Note 3 to the consolidated financial statements, in May 2005, in conjunction with the gain recognized from the AJG litigation settlement, the Compensation Committee of the Board of Directors ("Committee") granted to certain officers and employees stock incentive awards consisting of stock appreciation rights ("SARs") and stock options. The Committee also approved the acceleration of vesting of certain outstanding stock options and the payment of incentive cash bonuses totaling approximately $5.8 million, which were paid in May 2005. The stock incentive awards were intended to accelerate approximately five years of long-term incentive compensation into the June 2005 quarter. A significant portion of the awards are based on the achievement of performance criteria related to the economic growth ("EVA") of Headwaters, which the Committee believes would lead to the creation of significant long-term stockholder value.

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

         Phase-Out. Section 29 tax credits are subject to phase-out after the average annual wellhead domestic oil price ("reference price") reaches a beginning phase-out threshold price, and are eliminated entirely if the reference price reaches the full phase-out price. For calendar 2004, the reference price was $36.75 per barrel and the phase-out range began at $51.35 and would have fully phased out tax credits at $64.47 per barrel. For calendar 2005, an estimated partial year reference price (through May 31, 2005) is $44.18 per barrel, and an estimate of the phase-out range (using 2% inflation) begins when the reference oil price is approximately $52.38 per barrel. Section 29 tax credits are reduced proportionately until completely phased out at approximately $65.76 per barrel. The phase-out range is adjusted each year for inflation, using the inflation adjustment factor published by the Department of the Treasury. An estimate of the phase-out range for calendar 2006 (computed by increasing the inflation adjustment factor by 2% for both 2005 and 2006) could be in the range of $53.43 to $67.07 per barrel.

         The reference price is computed each month by averaging 24 different price points across the United States. The computed monthly price is averaged for the 12 calendar months, resulting in the reference price for the year. It is estimated that the reference price for the first five months of 2005 was $44.18. Using this reference price for the first five months, the reference price for the remainder of calendar 2005 would have to average approximately $58.24 before the calendar year reference price would be at the beginning of the phase-out range.

         The one-day cash trading price on August 1, 2005 was $61.57 per barrel. Generally, in 2005, the reference price has been between $5.00 to $7.00 per barrel lower than quoted NYMEX prices. Thus the NYMEX price would have to be approximately $61.00 to $65.00 per barrel for the remainder of calendar 2005 before the reference price would be at the beginning of the phase-out range. Others have estimated the NYMEX price would have to be as high as $68.00 per barrel for the remainder of 2005. Given the adjustment for inflation for the phase-out range, the NYMEX price would have to be approximately $61.00 for the entire year in calendar 2006 to be at the low end of the phase-out range, and $74.00 to be at the upper end of the phase-out range. NYMEX future prices for 2006 average approximately $64.00 per barrel.

         Headwaters believes that synthetic fuel facility owners can economically operate their facilities at least midway through the phase-out range ($66.00 to $67.00), or at a NYMEX price of approximately $67.00 per barrel. Also, some of the owners have devised hedges and have indicated to Headwaters that they will continue to operate even if oil prices increase above the phase-out threshold. However, the decision to operate or not operate a facility is the unique decision of each facility owner/operator and the variables will be different in each situation.

         IRS Audits. Licensees are subject to audit by the IRS. The IRS may challenge whether Headwaters Energy Services' licensees satisfy the requirements of Section 29, or applicable Private Letter Rulings, including placed-in-service requirements, or may attempt to disallow Section 29 tax credits for some other reason. The IRS has initiated audits of certain licensee-taxpayers who claimed
Section 29 tax credits, and the outcome of any such audits is uncertain. The inability of a licensee to claim Section 29 tax credits would reduce Headwaters' future income from the licensee.

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

         Headwaters has reviewed all other recently issued accounting standards which have not yet been adopted in order to determine their potential effect, if any, on the results of operations or financial position of Headwaters. Based on that review, Headwaters does not currently believe that any of these other recent accounting pronouncements will have a significant effect on its current or future financial position, results of operations, cash flows or disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Headwaters is exposed to financial market risks, primarily related to changes in interest rates. Headwaters does not use derivative financial instruments for speculative or trading purposes, but has entered into hedge transactions to limit its variable interest rate exposure, as explained below.

         As described in more detail in Note 6 to the consolidated financial statements, Headwaters has approximately $501.7 million of variable-rate long-term debt outstanding as of June 30, 2005, consisting of $492.7 million of senior debt and $9.0 million of notes payable to a bank.

         The $492.7 million of term loan borrowings under the senior debt agreements consisted of a first lien term loan in the amount of $442.7 million and a second lien term loan in the amount of $50.0 million. The first lien term loan bears interest, at Headwaters' option, at either i) the London Interbank Offered Rate ("LIBOR") plus 2.0%, 2.25%, or 2.5%, depending on the credit ratings that have been most recently announced for the loans by Standard & Poors Ratings Services ("S&P") and Moody's Investors Service, Inc. ("Moody's"); or ii) the "base rate" plus 1.0%, 1.25%, or 1.5%, again depending on the credit ratings announced by S&P and Moody's. Base rate is defined as the higher of the rate announced by Morgan Stanley Senior Funding and the overnight rate charged by the Federal Reserve Bank of New York plus 0.5%. The interest rate on the first lien debt was approximately 5.5% at June 30, 2005. The second lien term loan bears interest, also at Headwaters' option, at either LIBOR plus 5.5%, or the "base rate" plus 4.5%. The interest rate on the second lien debt was approximately 8.7% at June 30, 2005. Headwaters can lock in new rates for both the first lien and second lien loans for one, two, three or six months. The most recent rate change occurred in June.

         In connection with the senior secured credit facility, Headwaters entered into certain hedge agreements to limit its variable interest rate exposure. The first set of agreements effectively established the maximum LIBOR rate for $300.0 million ($150.0 million as of June 30, 2005) of the senior secured debt at 5.0% through September 8, 2005. The second set of agreements effectively set the LIBOR rate at 3.71% for $300.0 million ($150.0 million as of

June 30, 2005) of this debt for the period commencing September 8, 2005 through September 8, 2007. During the quarter ended June 30, 2005, Headwaters reduced the amount of senior debt hedged from $300.0 million to $150.0 million, as allowed under terms of the amended credit facility, and recognized a gain of approximately $1.0 million, which was recorded as a reduction in interest expense.

         Headwaters accounts for the agreements as cash flow hedges, and accordingly, the fair market value of the hedges is reflected in the consolidated balance sheet as either other assets or other liabilities. The market value of the hedges can fluctuate significantly over a relatively short period of time. The hedges had a market value at June 30, 2005 of approximately $0.8 million, which, net of $0.3 million of income taxes, represents other comprehensive income for the nine months ended June 30, 2005. Total comprehensive income was approximately $53.3 million and $76.9 million, respectively, for the three- and nine-month periods ended June 30, 2005.

         In connection with the acquisition of SCP in July 2004, Headwaters assumed SCP's obligations under its notes payable to a bank. The notes require monthly interest and quarterly principal payments and bear interest at variable rates, which as of June 30, 2005, ranged from 4.5% to 5.75%.

         Disregarding the effect of the hedges described above, a change in the interest rate of 1% would change Headwaters' interest expense by approximately $5.0 million during the 12 months ending June 30, 2006, considering all outstanding balances of variable-rate debt and required principal repayments.


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

         Based on their review and evaluation as of June 30, 2005, and subject to the inherent limitations as described above, Headwaters' CEO and CFO have concluded that Headwaters' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. In addition, they are not aware of any change in Headwaters' internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, Headwaters' internal control over financial reporting.


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

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS

         The following exhibits are included herein:

                  12       Computation of ratio of earnings to combined       *
                           fixed charges and preferred stock dividends
                  31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief    *
                           Executive Officer
                  31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief * Financial Officer
                  32 Section 1350 Certifications of Chief Executive * Officer and Chief Financial Officer
                  99.1.1 Amended 2000 Employee Stock Purchase Plan, as * further amended
                  -----------------------
                  *        Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HEADWATERS INCORPORATED

Date: August 4, 2005                  By: /s/ Kirk A. Benson
                                         ---------------------------------------
                                         Kirk A. Benson, Chief Executive Officer
                                         (Principal Executive Officer)

Date: August 4, 2005                  By: /s/ Steven G. Stewart
                                         ---------------------------------------
                                         Steven G. Stewart, Chief Financial
                                         Officer (Principal Financial Officer)