Form 10-K
period 2005-09-30
HEADWATERS INC
filed 2005-12-02
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended September 30, 2005,

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____ to _____

                         Commission file number 1-32459

                             HEADWATERS INCORPORATED
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     87-0547337
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

        10653 South River Front Parkway, Suite 300
                    South Jordan, Utah                       84095
                    ------------------                       -----
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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2005 was $1,316,610,041, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

     The number of shares outstanding of the registrant's common stock as of November 18, 2005 was 41,944,711.

                           ---------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement to be issued in connection with registrant's annual stockholders' meeting to be held in 2006 are incorporated by reference into Part III of this report on Form 10-K.

                                TABLE OF CONTENTS
                                                                            Page
PART I

ITEM 1.   BUSINESS.............................................................3
ITEM 2.   PROPERTIES..........................................................20
ITEM 3.   LEGAL PROCEEDINGS...................................................20
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................22

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
            MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.................23
ITEM 6.   SELECTED FINANCIAL DATA.............................................23
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.............................................24
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........51
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................52
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE..............................................52
ITEM 9A.  CONTROLS AND PROCEDURES.............................................52
ITEM 9B.  OTHER INFORMATION...................................................54

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................55
ITEM 11.  EXECUTIVE COMPENSATION..............................................55
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS........55
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................55
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................55

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES..........................56

SIGNATURES....................................................................59


Forward-looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Actual results may vary materially from such expectations. Words such as "expects," "anticipates," "targets," "goals," "projects," "believes," "seeks," "estimates," or variations of such words and similar expressions, are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking. For a discussion of the factors that could cause actual results to differ from expectations, please see the risk factors described in Item 7 hereof. There can be no assurance that our results of operations will not be adversely affected by such factors. Unless legally required, we undertake no obligation to revise or update any forward-looking statements for any reason. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

                                     PART I

ITEM 1. BUSINESS

General Development of Business

         Introduction. Headwaters is a diversified company providing products, technologies and services to the energy and construction materials industries. In executing our mission of "adding value to energy," we have built businesses and competencies that we believe will sustain our pursuit of profitable growth through maintaining leadership positions in our markets and the innovative implementation of new technologies. We believe our business units deliver strong and stable cash flow and demonstrate our commitment to sustainable and ethical business practices. We strive to create a sustainable environment by conserving natural resources, minimizing waste, creating products using less energy, and leading our industries to a higher environmental standard.

         Our energy services business unit is a market leader in providing technologies used to produce coal-based solid alternative fuels. We use our engineered fuels expertise to develop new opportunities in the burgeoning clean coal marketplace and are in the process of developing a range of breakthrough technologies that improve natural resource utilization.

         We create value for coal-fueled power generators from their coal combustion products ("CCPs"). CCPs, such as fly ash and bottom ash, are created when coal is burned. CCPs have traditionally been an environmental and economic burden for power generators but, when properly managed, can produce additional value for utilities. We create commercial value for CCPs principally by supplying CCPs as a replacement for portland cement in a variety of concrete infrastructure projects and building products. Our resources business unit is the largest manager and marketer of CCPs in the United States.

         Our construction materials business is an industry leader in two fast growing product categories, manufactured stone and specialty siding. Revenue from construction materials is diversified geographically and also by market, including new residential, remodeling and commercial markets. We believe our acquisitions in this area have enhanced the stability of our cash flows, broadened the distribution channels for our products and provided a source of funds for future growth.

         Through our technology innovation group we develop and commercialize proprietary technologies to convert or upgrade fossil fuels into higher-value products, including heavy oil upgrading and coal liquefaction. Our nanocatalyst technology has potential in multiple industrial and chemical applications. We view innovation and commercialization of new technologies as a key component of our future growth.

         Headwaters conducts its business primarily through the following business units:

         Headwaters Energy Services ("HES") is, we believe, the market leader in enhancing the value of coal used in power generation through licensing proprietary technologies and selling chemical reagents that convert coal into a solid alternative fuel. This solid alternative fuel qualifies for tax credits under Section 29 of the Internal Revenue Code based upon the Btu content of the alternative fuel produced and sold. We currently license our technologies to 28 of a company-estimated 75 coal-based solid alternative fuel facilities in the United States. In addition, in fiscal 2005 we sold our proprietary chemical reagents to approximately 34 facilities owned by our licensees and other customers. The sale of qualified alternative fuel enables facility owners who comply with certain statutory and regulatory requirements to claim federal tax credits under Section 29, which currently expires on December 31, 2007. The intent of Section 29 is to reduce dependence on foreign sources of energy by more efficiently using domestic energy resources. HES is also actively involved in multiple clean coal initiatives. These initiatives provide HES with an opportunity to reduce SOx, NOx and mercury from coal, greatly increasing coal's cleanliness and usability.

         Headwaters Resources ("HRI") manages CCPs on an exclusive basis for many of the nation's largest coal-fueled utilities. HRI has expanded the commercial use of CCPs and continues to drive market recognition of the performance, economic and environmental benefits of CCPs. Sales of high-value CCPs used principally as a replacement for portland cement in concrete were approximately 6.3 million tons in calendar 2004. Concrete made with fly ash is stronger, more durable, less permeable and more corrosion resistant than concrete made without fly ash. Further, concrete made with fly ash is easier to work with than concrete made without fly ash due, in part, to its better pumping and forming properties. Fly ash use displaces cement production, resulting in lower greenhouse gas emissions. According to American Coal Ash Association ("AACA") 2004 estimates, fly ash replaces approximately 11% of the portland cement used in concrete manufactured in the United States. Broader recognition of the performance, economic and environmental benefits of fly ash has led the United States Environmental Protection Agency ("EPA") and many state regulators to recommend or specify its use.

         Headwaters Construction Materials ("HCM") produces construction materials that minimize waste, conserve natural resources, and/or use less energy in manufacturing or application. In June 2004, we acquired Eldorado Stone, LLC ("Eldorado") a market leader in designing, manufacturing and marketing manufactured stone products, and in September 2004, we acquired Tapco Holdings, Inc. ("Tapco"), a leading manufacturer of building products accessories (such as window shutters, gable vents and mounting blocks) and professional tools used in exterior residential remodeling and construction. The acquisitions of Tapco and Eldorado have significantly transformed HCM and given us a national presence in commercial, residential and remodeling markets. We believe that we are now one of the leading national manufacturers of manufactured stone, the leading national manufacturer of injection-molded accessories for the residential remodeling market and a leading supplier of concrete blocks in Texas. We believe the acquisition of Tapco has reduced HCM's dependence on new construction since the majority of Tapco's sales are associated with the remodeling market. In addition to strengthening HCM's cash flow capabilities, we believe our recent acquisitions have also positioned HCM for significant growth. Through Tapco and Eldorado, we now participate in what we believe to be two of the highest growth segments within the siding industry, manufactured stone and specialty siding.

         Headwaters Technology Innovation Group ("HTI") develops and commercializes proprietary technologies to convert or upgrade fossil fuels into higher-value products and develops nanocatalyst technologies that have multiple industrial and chemical applications. The energy-related technologies developed or under development include direct coal liquefaction, the conversion of gas-to-liquid fuels and the upgrading of heavy oil to lighter materials. HTI has also developed a proprietary nanocatalyst technology that will allow for the custom design of catalysts on an atomic scale for multiple industrial applications, which should reduce costs and increase the efficiency of chemical reactions. We intend to continue to seek out opportunities to utilize our nanocatalyst technology to lower production costs, as we believe nanotechnology represents the future of energy and chemical sustainability. The ability to align, space and adhere materials at the molecular level creates value due to the size, shape and composition of these materials. We believe that the nanocatalysts developed by HTI can increase the conversion of heavy oil to usable materials, maximize efficiency in chemical and energy production, improve the environment and create other value added opportunities.

         Headwaters' Company History. Headwaters was incorporated in Delaware in 1995 under the name Covol Technologies, Inc. In September 2000, its name was changed to Headwaters Incorporated. Headwaters' stock trades under the New York Stock Exchange symbol "HW."

         As used herein, "Headwaters," "combined company," "we," "our" and "us" refer to Headwaters Incorporated and its consolidated subsidiaries, including Headwaters Energy Services Corp. and its subsidiaries and affiliates; Headwaters Resources, Inc. and its subsidiaries; Headwaters Construction Materials, Inc. and its subsidiaries and affiliates, including Eldorado Stone LLC and Tapco Holdings, Inc., and Headwaters Technology Innovation Group, Inc. and its subsidiaries and affiliates; unless the context otherwise requires. As used in this report, "HES" refers to Headwaters Energy Services Corp., together with its consolidated subsidiaries and affiliates; "HRI" refers to Headwaters Resources, Inc. and its consolidated subsidiaries; "HCM" refers to Headwaters Construction Materials, Inc., together with its consolidated subsidiaries and affiliates, including "Eldorado", which refers to HCM Stone, LLC and Eldorado Stone LLC and all of their subsidiaries; and "Tapco," which refers to Tapco Holdings, Inc., and its subsidiaries, and "HTI" refers to Headwaters Technology Innovation Group, Inc., together with its consolidated subsidiaries and affiliates; unless the context otherwise requires.

                     --------------------------------------

Headwaters Energy Services

         Principal Products and their Markets. Headwaters Energy Services Corp., together with its subsidiaries and affiliates (collectively "HES"), develops and commercializes technologies that interact with coal-based feedstocks to produce a solid alternative fuel intended to be eligible for Section 29 tax credits. The sale of qualified alternative fuel enables facility owners who comply with certain statutory and regulatory requirements to claim federal tax credits under
Section 29, which currently expires on December 31, 2007. In August 2005, Congress enacted the Energy Policy Act of 2005, which redesignated the Section 29 tax credit as a Section 45K general business credit, effective January 1, 2006. For convenience, this code section will be referred to herein as "Section 29." Headwaters has licensed its technology to owners of solid alternative fuel facilities for which it receives royalty revenues. Headwaters also sells proprietary chemical reagents to licensees for use in the production of the coal-based solid alternative fuel and to other solid alternative fuel facility owners with whom Headwaters has reagent supply agreements.

         Licensees. Headwaters licenses its technologies to 28 of a company-estimated total of 75 coal-based solid alternative fuel facilities in the United States. In addition, during fiscal 2005 Headwaters sold its proprietary chemical reagents to approximately 34 licensee and other alternative fuel facilities.

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

         Sources of Available Raw Materials and Inventory Requirements. Headwaters' chemical reagents are produced by Dow Reichhold Specialty Latex LLC ("Dow Reichhold") under long-term agreements. Headwaters does not maintain or inventory any chemicals. Instead, Headwaters arranges for the drop shipping of the chemical reagents directly from Dow Reichhold's production facilities to the alternative fuel plants. The chemical reagents can be manufactured in its Dow Reichhold plants throughout North America allowing Headwaters to meet reagent demand with short lead-time deliveries. Separately, the alternative fuel facility owners have unrelated feedstock agreements that provide a supply of raw coal for processing at their facilities. These licensees and customers in turn have production agreements to supply alternative fuel to end users (usually coal-fueled electricity generating facilities).

         New Business Opportunities.

         Dry Coal Cleaning. HES is commercializing a dry coal cleaning process that upgrades low value coal. In this process ash and other impurities are separated from the coal utilizing air as the separating medium. The resultant coal product is lower in ash, including sulfur, mercury and other impurities, and higher in Btu value. HES is constructing its first facility in central Utah with commercial operation anticipated during the quarter ending March 31, 2006.

         Ethanol. In March of 2005 HES announced a non-binding memorandum of understanding to enter into a joint venture with Great River Energy ("GRE") of Elk River, Minnesota to develop and construct a 50 million gallon per year ethanol production facility. The joint venture will be named Blue Flint Ethanol, LLC and will be owned 51% by HES and 49% by GRE. Blue Flint will be located at the GRE Coal Creek pulverized coal electric power station near Underwood, North Dakota. Coal Creek station will supply steam, water and other services to Blue Flint. Headwaters will operate the facility. As of the date hereof, HES is continuing development of the project.

         Coal Drying Marketing. In March 2005 HES also announced a letter of intent with GRE to market the coal drying technology developed by GRE at its Coal Creek station. This technology utilizes waste heat from the power plant to dry high moisture coal which will result in higher boiler efficiencies during the combustion process. This technology can be utilized with lignite and other high moisture coals.

Headwaters Resources

         Principal Products and their Markets. Headwaters Resources is currently the largest manager and marketer of coal combustion products ("CCPs") in the United States and also manages and markets CCPs in Canada and Puerto Rico. HRI has a number of long-term exclusive management contracts with coal-fueled electric generating utilities throughout the United States and provides CCP management services at more than 110 locations. HRI markets CCPs in areas where sufficient demand exists, and manages much of the disposal of the rest of the CCPs it obtains, typically in landfills. HRI has established long-term relationships with many of the nation's major utilities and also assists utilities with their overall CCP management programs.

         HRI markets CCPs as a replacement for manufactured or mined materials such as portland cement, lime, agricultural gypsum, fired lightweight aggregate, granite aggregate and limestone. Additionally, HRI provides its affiliate, Headwaters Construction Materials, CCPs for use in certain construction products such as mortars, stucco and concrete blocks.

         Utilities produce CCPs year-round, including in the winter when demand for electricity increases in many regions. In comparison, sales of CCPs and construction materials produced using CCPs are keyed to construction market demands that tend to follow national trends in construction with predictable increases during temperate seasons. CCPs must be stored, usually in terminals, during the off-peak sales periods as well as transported to where they are needed for use in construction. In part because of the cost of transportation, the market for CCPs used in construction is generally regional, although HRI ships products significant distances to states such as California and Florida that have limited coal-fueled electric utilities producing high quality CCPs. HRI enjoys advantages in both logistics and sales from its status as the largest manager and marketer of CCPs in the United States. HRI maintains more than 30 stand-alone CCP distribution terminals across North America, as well as approximately 90 plant-site supply facilities. HRI owns or leases approximately 1,450 rail cars and more than 190 trucks, and also contracts with other carriers so that it can meet its transportation needs for the marketing and disposal of CCPs. In addition, HRI has more than 50 area managers and technical sales representatives nationwide to manage customer relations.

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

         Higher quality fly ash and other high value CCPs have the greatest value to HRI because of the wide variety of higher margin commercial uses. In calendar 2004, HRI sold approximately 6.3 million tons of high value CCPs. The quality of fly ash produced by the combustion process at coal-fueled facilities varies widely and is affected by the type of coal feedstock used and the boilers maintained by the utilities. HRI assists its utility clients in their efforts to improve the production of high value CCPs at their facilities. HRI tests fly ash to certify compliance with applicable industry standards. A quality control system ensures that customers have a specific quality of CCPs for various applications while HRI's extensive investment in transportation equipment and terminal facilities provides reliability of supply.

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

         New Technologies for CCP Utilization. In an effort to maximize the percentage of CCPs marketed to end users and to minimize the amount of materials disposed of in landfills, HRI's research and development activities focus on expanding the use of CCPs by developing new products that utilize high volumes of CCPs. Through these research and development activities, HRI has developed FlexCrete(TM), a new commercial and residential building product in its early commercialization stages. FlexCrete(TM) is an aerated concrete product with approximately 50% fly ash content. HRI expects FlexCrete(TM) will offer advantages for construction, including low cost, ease of use, physical strength, durability, energy efficiency, fire resistance and environmental sensitivity.

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

         Sources of Available Raw Materials and Inventory Requirements. Coal is the largest indigenous fossil fuel resource in the United States. The U.S. Department of Energy (DOE) estimates that in 2004 annual coal production was in excess of 1.1 billion tons. Almost 91% of all coal consumed in the United States was for electrical power generation. The DOE further estimates that 2004 U.S. coal consumption for electrical power generation was slightly more than one billion tons. Coal serves as a primary resource for baseline electricity production in the United States and was used to produce approximately half of the electricity generated in the United States. The combustion of coal results in a high percentage of residual materials which serve as the "raw material" for the CCP industry. According to the American Coal Ash Association, for 2004 about 49 million tons of CCPs were beneficially used in the United States of the approximately 122 million tons generated. This provides for opportunities for continuing increases in CCP utilization. As long as a significant amount of electricity in this country is generated from coal-fueled generation, HRI believes it will have an adequate supply of raw materials.

Headwaters Construction Materials

         Principal Products and their Markets. Headwaters Construction Materials is a nation-wide market leader in designing, manufacturing and marketing shutters, gable vents, mounting blocks and tools (under various Tapco brands), and architectural manufactured stone (under the Eldorado Stone(R) brand). In addition, HCM is a regional leader in manufacturing and distributing concrete blocks and other masonry units (under the Southwest and Palestine brands), as well as various mortars and stuccos (under the Best Masonry, Magna Wall(R) and other brands). The acquisitions of Tapco, Eldorado and Southwest in 2004 have significantly transformed Headwaters Construction Materials business unit and given Headwaters a national presence in the commercial and residential improvement market. HCM uses fly ash in the manufacture of most of its block, mortar and stucco products and intends to use fly ash in its manufactured stone products.

     Eldorado

         In June 2004, Headwaters acquired Eldorado Stone, LLC, together with its wholly-owned subsidiaries.

         Principal Products and their Markets. Eldorado offers a wide variety of high-quality, hand-made manufactured stone products to meet a variety of design needs. Eldorado's architectural manufactured stone siding incorporates several key features important to a successful siding product, including: high aesthetic quality, ease of installation, durability, low maintenance, reasonable cost and widespread availability. Eldorado's product line has been designed and is manufactured to be one of the most realistic architectural stone products in the world. Eldorado's architectural stone siding is a lightweight, adhered siding product used by national, regional and local architectural firms, real estate developers, contractors, builders and homeowners. Eldorado Stone(R) is used in construction projects ranging from large-scale residential housing developments and commercial projects to do-it-yourself home improvement jobs. In addition to its use as a primary siding material, the Eldorado product line is used in a variety of external and internal home applications such as walls, archways, fireplaces and landscaping. For 2006, Eldorado has plans to introduce an architectural brick veneer product. Headwaters believes that Eldorado's focus on product quality, breadth and innovation, combined with a geographically diversified manufacturing platform, provides it with significant advantages in leading architects, builders and end-users to choose Eldorado over traditional materials such as natural stone, brick or stucco.

         Eldorado Stone(R) is available in 60 distinct stone types, developed from 12 stone profiles and crafted in a variety of natural colors designed by Eldorado's artistic staff. Eldorado also offers regional stone products based on the characteristics of the stone native to the regions. Each stone profile is manufactured using numerous real stone models, which creates a realistic, non-repetitive, natural stone look and is crafted in a variety of natural colors. Eldorado believes its collection developed over the last 35 years of more than 20,000 natural stones, which are used as models for the profiles, is not easily replicated.

         Manufacturing. Eldorado manufactures the molds for its stone profiles as well as the manufactured stone created from these molds. Although Eldorado does not currently use fly ash in its manufactured stone products, they intend to replace a portion of the cement used in the production of Eldorado Stone(R) with fly ash for greater durability, aesthetic enhancement and environmental advantages. Headwaters believes that Eldorado's existing plants may be modified to allow this substitution without material additional expense and is in the process of testing new mix designs using fly ash. Eldorado has made recent investments in both its manufacturing operations and sales and marketing capabilities. It has initiated production at its new Rancho Cucamonga, California facility and has expanded its customer service operations and staffing. Eldorado currently manufactures its products through a network of plants strategically situated throughout the U.S. in proximity to its customers. These locations allow for a high level of customer service, shorter lead times and lower freight costs. Eldorado has manufacturing facilities at locations including: Rancho Cucamonga, California; Pueblo, Colorado; Dublin, Georgia, Apple Creek Ohio; Greencastle, Pennsylvania ; Carnation, Washington; and Royal City, Washington. In addition, Eldorado has three distribution centers located at: Stockton, California; Portland, Oregon; and Arlington, Washington.

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

     Southwest Concrete Products

         In July 2004 HCM purchased the assets of Southwest Concrete Products, LP through HCM's indirect subsidiary, HCM Block & Brick, LP ("Southwest" or "SCP"). Southwest is a leading manufacturer of concrete blocks in South Texas.

         Principal Products and their Markets. Southwest, together with HCM's existing operations (Palestine Concrete Tile Co., LP), makes HCM one of the largest manufacturers and sellers of concrete block in the Texas market, one of America's largest block markets. The Southwest acquisition also provides Headwaters with the opportunity to use fly ash in the manufacturing process for concrete block, brick and foundation blocks.

         Manufacturing. Southwest operates three of the most modern concrete block and brick manufacturing facilities in the industry. It has recently launched a new line of concrete bricks. Southwest has operations in Alleyton, San Antonio and Houston which complement HCM's similar operations in Dallas and Palestine, Texas.

         Sales and Marketing. Combining SCP's modern manufacturing facilities for concrete block and brick with those of HCM provides coverage of all the key metropolitan areas in Texas, without duplication of facilities. The established position of the combined block facilities may also provide Eldorado strategic locations for expansion.

     Tapco

         In September 2004 Headwaters acquired Tapco Holdings, Inc. Tapco is a leading designer, manufacturer and marketer of building products and professional tools used in exterior residential home improvement and construction.

         Principal Products and their Markets. Tapco's building products, which are either injection-molded or extruded, enhance the appearance of homes and include decorative window shutters, gable vents, and mounting blocks for exterior fixtures, roof ventilation, window and door trim products and specialty siding products. Professional tools include portable cutting and shaping tools used by contractors, on-site, to fabricate customized aluminum shapes that complement the installation of exterior siding.

         Tapco markets its products under the brands "Tapco Integrated Tool Systems," "Mid-America Siding Components," "Builders Edge," "Atlantic Premium Shutters," "Vantage," and "The Foundry." Tapco markets its injection-molded building product accessories to retailers and mass merchandisers through its Builders Edge and Vantage brands and to the manufactured housing market through the MHP brand. In addition, Tapco markets its tools through its Tapco brand, its functional shutters and storm protection systems through its Atlantic Premium Shutters brand, and its specialty siding product through its Foundry brand.

         Building Products. Tapco designs, manufactures and markets injection-molded window shutters, gable vents and exterior fixture mounting blocks. In addition, Tapco manufactures roof vents, specialty vents, window headers, door surrounds, accent windows, functional shutters and specialty vinyl siding. Tapco's building products serve the needs of the siding, roofing, and window and door installation industries. Tapco's injection-molded products are designed to enhance the exterior appearance of the home while delivering durability at a lower cost compared to similar aluminum, wood and plastic products while the functional shutters enhance the exterior appearance of the home and can be manufactured to meet certain hurricane codes. The injection-molded exterior products feature co-polymer construction and U.V. stabilized molded-through color.

         o Decorative Shutters. Tapco offers the industry's most complete line of standard and custom plastic window shutters, with an extensive number of sizes and colors. Standard shutters, both open louver and raised panel, are available in two widths, 14 standard lengths, 20 colors and paintable. Style-a-Shutter, Tapco's line of custom shutters and matching shutter components, is available in up to 13 widths, practically any length, 24 styles, 18 colors and paintable. All of Tapco's shutters feature the Shutter-Lok fastening system, which facilitates ease of installation on any siding material including wood, aluminum, vinyl, stucco, hardboard or brick.

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

         o Functional Shutters. Tapco manufactures functional shutter systems for storm protection and decorative applications under the Atlantic Premium Shutters brand. They are available in numerous styles and almost any size and any color.

         o Specialty Siding. Tapco manufactures specialty siding (replica cedar and shake siding) under the Foundry brand. Tapco's specialty siding product is available in 13 different profiles and more than 40 different colors. The siding can be used for accent applications or whole house applications and can be installed easily by a professional siding installer. The Foundry's specialty siding utilizes a proprietary extrusion and in-line forming process for production, as opposed to the injection-molded process utilized by most competitors. The extrusion process allows for changes in profiles and panel dimensions at a lower cost than injection molding. This cost savings has allowed Tapco to sell it at a lower price point than traditional injection molded specialty siding products. In addition, the installation process of Tapco's specialty siding is the same as traditional siding, unlike the specialized installation process required by competitors' specialty siding products. The Foundry siding can be installed faster and with less scrap than its injection-molded specialty siding competitors. These characteristics increase the profitability of using The Foundry's product relative to other types of vinyl siding.

         o Window and Door Trim. Tapco also manufactures a variety of other window and door trim items such as window headers, door surrounds and exterior trim. These items are available in over 22 colors and will fit most windows and doors.

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

         Tapco distributes its accessory products to the one-step and two-step distribution channels under the Mid-America Siding Components brand; the Foundry brand, and the Atlantic Premium Shutters brand. Tapco distributes its accessory products to the retail mass merchandiser channel through Builders Edge(R) and Vantage(R) brands. Tapco distributes its products to the manufactured housing industry through Manufactured Housing Products ("MHP"), a division of Metamora Products Corporation. MHP has an exclusive supplier relationship with one of the largest distributors to the manufactured housing market. Tapco also distributes its products through all of the major vinyl siding, roofing, and window distributors. Many competitors, in contrast, manufacture accessory products as an adjunct to their core siding business.

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

         Sales and Marketing Organization. Tapco's sales and marketing organization supports the one-step, two-step distribution, and retail channels through various networks of sales support that include almost 200 independent sales representatives and a small group of business development managers, regional sales managers and sales executives.

         Tapco maintains relationships with thousands of local contractors, professional builders, and other end-users by participating in over 1,000 local shows and five national shows annually. Local shows, sponsored by local distributors, enable Tapco to promote its products through hands-on comparisons to competing products. These shows enable Tapco to receive useful feedback from local contractors, which leads to new product ideas, as well as significant goodwill within the trade.

         Tapco supports distributors with product literature, displays, DVDs, product training programs and showroom merchandising designed to increase awareness among homeowners and contractors about the benefits of Tapco's products. In addition, Tapco maintains a large mailing list of active contractors, which Tapco gathers from warranty registration cards, local and national shows and requests for CDs and product literature.

         Major Customers. Tapco has a large customer base. Because all of the one- and two-step distributors have multiple locations and each individual location has autonomy to stock various products from different suppliers, the number of ship-to locations is a better measure of the breadth of sales than is the total number of customers. In the residential home improvement and building products market, Tapco has over 4,500 non-retail ship-to locations and over 5,400 retail ship-to locations. Sales are broadly diversified across customers and ship-to locations. For fiscal 2005, two retail home center customers together represented approximately 22% of Tapco's total sales.

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

         Sources of Available Raw Materials. Tapco has long-standing relationships with its major suppliers. The raw materials Tapco purchases include polypropylene and styrene pellets, plastic extrusions, and packaging materials for Tapco's building product lines. Tapco primarily purchases polypropylene and styrene from single (separate) suppliers. In addition, Tapco purchases fabricated anodized aluminum, hinges and other components, and packaging materials for its professional installation tools. Historically, Tapco has not experienced difficulty in obtaining raw materials or components to meet its production requirements. From time to time, prices for some of the raw materials used in Tapco's production/assembly process fluctuate significantly. Although Tapco does not have any contracts with its suppliers and purchases supplies on a purchase order basis, Tapco occasionally makes volume purchases of materials to lock-in pricing.

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

o Nanocatalyst Technology. HTI has developed the capability to work at the molecular level in the composition, aligning, spacing and adhering of nano-sized crystals of precious and transition metals on substrate materials. The net effect is higher performance with lower precious metal content, nearly 100% selectivity for certain chemical reactions (i.e., the desired reaction is maximized with byproducts and waste minimized), long life and custom designed nanocatalysts. Potential applications for this nanotechnology include new processes for direct synthesis of hydrogen peroxide for the production of chemicals such as propylene oxide. This same technique can also be used to improve existing catalysts for chemical and refining processes. Applications under pilot scale development include a naphtha reforming catalyst for gasoline blending and synthetic fibers and plastics, and a NOx reduction catalyst for coal combustion in collaboration with Headwaters Energy Services. HTI is also conducting laboratory testing on the application of the technology to volatile organic compound oxidation, high performance catalysts for fuel cells and pharmaceuticals, and production of nanomaterials and nanofillers such as carbon nanorings and flame retardants. HTI does not necessarily plan to commercially produce all of these products in their highly competitive and regulated industries but is exploring partnerships to develop, manufacture and market nanocatalysts and other products. In September 2004 HTI entered into a joint venture with Degussa AG, located in Dusseldorf, Germany, to develop and commercialize a process for the direct synthesis of hydrogen peroxide (H2O2). The venture aims to invest in large facilities to produce low-cost hydrogen peroxide for chemical intermediates. High-volume producers will be able to use the H2O2 from these facilities to produce intermediates such as propylene oxide (PO). Subject to terms and conditions of the agreement, the joint venture intends to complete process development by 2007, and will be responsible for any subsequent development and commercialization of manufacturing facilities. In October 2005, the joint venture announced the success of pilot plant operations and the building of a demonstration plant expected to commence operations in 2006, the next step in commercial development of the process.

o Coal Liquefaction Technology. HTI's technology for producing clean liquid fuels from coal was evaluated during 2005 in a commercial prefeasibility study commissioned by Oil India Limited, a Government of India enterprise. Oil India is a public sector company engaged in energy services in the Assam Region of northeastern India, and area rich in natural resources but distant from established oil refining operations. HTI believes that its direct coal liquefaction ("DCL") technology may assist Oil India in converting the Assam region's abundant and soluble coal into transportation fuels. The technology involved encompasses some of the same elements that the Shenhua Group, China's largest coal company, purchased from HTI in 2004 for their DCL project in Majiata, China. HTI also has developed a catalyst specifically designed for application in slurry-phase Fischer-Tropsch ("FT") reactors that convert gaseous materials into a range of liquid fuels and chemicals, e.g., propylene. When the FT process is applied to gas derived from coal, the process is referred to as indirect coal liquefaction ("ICL"). Headwaters has entered into agreements with the government of the Philippines and with a private company in China, for feasibility and pilot plant studies related to site-specific applications of HTI's coal-to-liquids technologies, including both direct and indirect coal liquefaction. In August 2005 Headwaters announced that it was investigating potential development of ICL liquid fuels projects in the United States.

o Heavy Oil Upgrading Technology. HTI holds an exclusive, worldwide license to develop, market and sublicense a unique technology known as "(HC)3TM", for the catalytic hydrocracking of heavy residual oils such as petroleum vacuum residue (so-called "bottom of the barrel") and tar sand bitumen. The process uses a proprietary, highly active, molecular-scale catalyst to efficiently convert all components of heavy oils, including the asphaltenic components, which are generally considered the most difficult to process. In 2005, Headwaters entered into an agreement to begin the basic engineering design of a grass-roots plant for North West Upgrading LLC of Calgary, Canada. That plant, which will feature a 25,000 barrel-per-day (HC)3 heavy oil hydrocracker, was being designed by HTI at the end of 2005 and is scheduled to come on-stream in 2009. Additionally, HTI plans to continue discussions with operators of several heavy oil upgrading facilities (in the U.S. and overseas) to explore how the addition of the (HC)3 technology to their existing refineries could increase product yields and reduce downtime caused by equipment fouling with minimal modifications to the existing facilities. In November 2005 Headwaters announced that HTI had begun its first commercial scale demonstration of the (HC)3 technology at a large commercial refinery.

Segments and Major Customers

         Headwaters operates in three business segments, construction materials, CCPs and alternative energy. Additional information about segments is presented in Note 4 to the consolidated financial statements. The following table presents revenues for all customers that accounted for over 10% of total revenue during 2003 and 2004. All of these revenues are attributable to the alternative energy segment. No customer accounted for over 10% of total revenue in 2005.

         (in thousands)                                    2003             2004
         -----------------------------------------------------------------------

         Pace Carbon Fuels, L.L.C. affiliates     Less than 10%  $57,602 (10.4%)
         DTE Energy Services, Inc. affiliates   $42,013 (10.8%)    Less than 10%


Research and Development

         In 2003, Headwaters' research and development expenses were $5.0 million, attributable primarily to activities at HTI and HRI. In 2004, research and development expenses increased to approximately $7.6 million, with the increase attributable primarily to activities at HTI. In 2005, Headwaters' research and development expenses were approximately $12.6 million, with the increase again primarily attributable to HTI.

Competition

         Each of Headwaters' business units experiences competition. Many of our competitors have greater financial, management and other resources, and may be able to take advantage of acquisitions and other opportunities more readily.

         Coal-based solid alternative fuels made using HES' technologies, from which we derive license fee revenues and revenues from sales of chemical reagents, compete with other alternative fuel products, as well as traditional fuels. For HES, competition may come in the form of the marketing of competitive chemical reagents and the marketing of end products qualifying as alternative fuel. HES competes with other companies possessing technologies to produce coal-based solid alternative fuels and companies that produce chemical reagents such as Nalco Chemical Company and Accretion Technologies, LLC.

         HES also experiences competition from traditional coal and fuel suppliers and natural resource producers. Further, many industrial coal users are limited in the amount of alternative fuel product they can purchase from HES' licensees because they have committed to purchase a substantial portion of their coal requirements through long-term contracts for standard coal.

         The business of marketing traditional CCPs is intensely competitive. HRI has substantial competition in two main areas: obtaining CCP management contracts with utility and other industrial companies; and marketing CCPs and related industrial materials. HRI has a presence in every region in the United States but, because the market for the management of CCPs is highly fragmented and because the costs of transportation are high relative to sales prices, most of the competition in the CCP management industry is regional. There are many local, regional and national companies that compete for market share in these areas with similar products and with numerous other substitute products. Although HRI has a number of long-term CCP management contracts with its clients, some of these contracts provide for the termination of the contract at the convenience of the utility company upon a minimum 90-day notice. Moreover, certain of HRI's most significant regional CCP competitors appear to be seeking a broader national presence. These competitors include Lafarge North America Inc., Boral Material Technologies Inc. and Cemex. Construction materials are produced and sold regionally by the numerous owners and operators of concrete ready-mix plants. Producers with sand and gravel sources near growing metropolitan areas have important transportation advantages.

         HCM has competition from numerous, larger manufacturers of mortars, stuccos and concrete masonry units. With respect to concrete masonry units, national and regional competition includes Oldcastle, Featherlite and Pavestone. In addition, notwithstanding Eldorado's large market share as a producer of manufactured architectural stone, Eldorado faces significant competition from other national and regional producers of similar products, and in particular from Owens Corning. Tapco's primary competition includes Alcoa and Pinckney in the accessories market, and CertainTeed and Nailite in the specialty siding market.

         HTI also experiences competition from many of the world's major energy and chemical companies. Major catalyst developers include Johnson Matthey and Engelhard, among others. Those companies are devoting significant resources to researching and developing nanocatalysts and catalytic processes. These companies have greater financial, management and other resources than we have.

         Positive and Negative Factors. There are positive and negative factors pertaining to the competitive position of Headwaters and its subsidiaries. HRI's competitive position has positive factors of a leading market position and long-term contracts. In addition, HRI has built a nationwide CCP distribution system not enjoyed by its competition. Negatively, HRI is sometimes adversely affected by inclement weather slowing concrete construction (the largest market for CCPs). HRI is also facing increasingly aggressive competition in marketing and sales of CCPs.

         HES enjoys the benefits of a leading market position in the Section 29 licensing and reagent sales businesses, license agreements that extend through the life of Section 29, and a manufacturing process and reagent products that have withstood IRS scrutiny. From a broader alternative fuel industry perspective, HES suffers from greater dependence on United States tax policy and administration than some competitors in alternative fuels.

         HCM's block and bagged products business is not national in breadth, although the block business enjoys a strong regional market position in Texas. Where its market strength is limited, the HCM block and bagged products businesses do not have strong economies of scale, price leadership, and have only limited product brand strength.

         Eldorado's competitive position has some identifiable positive factors. Eldorado has developed a recognized name in the manufactured stone veneer industry and a strong market share. Its product has excellent authenticity and broad selection alternatives. Negatively, Eldorado has a limited, albeit growing, distribution network, strong competition from regional producers that do not have long shipping routes, and financial limitations that may not be shared by its largest national competitor.

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

         Most of Headwaters' business units are experiencing greater competition for key raw materials including latex, styrene, polypropylene, cement and aggregates. This competition has contributed to shortages and price increases for raw materials used by Headwaters.

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

         Headwaters Technology Innovation Group has 17 U. S. patents and 35 U.S. patent applications pending. There are also 16 foreign patents applications pending. Headwaters Technology Innovation Group has six U.S. registered trademarks and one pending application.

         Headwaters Resources has 13 U.S. patents and 7 U.S. patent applications pending. Headwaters Resources also has two foreign patents with five pending foreign applications. Headwaters Resources has 15 U.S. registered trademarks and four pending applications.

         Headwaters Construction Materials has 81 U.S. patents and 40 U.S. patent applications pending (primarily for Tapco). There are 12 foreign patents and five foreign patent applications pending. Headwaters Construction Materials has 58 U.S. registered trademarks, 35 U.S. trademark applications pending, 21 foreign trademarks, and 27 foreign trademark applications pending.

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

Regulation

         Section 29. Headwaters' coal-based solid alternative (or synthetic) fuel business is subject to compliance with the terms of Section 29 of the Internal Revenue Code. Under current law, Section 29 tax credits for alternative fuel produced from coal expires on December 31, 2007. There have been initiatives from time to time to consider the early repeal or modification of
Section 29. For example, in 2005, a bill was introduced in the United States House of Representatives that would repeal the Section 29 credit for alternative fuel produced from coal. While this bill did not pass Congress, it or other or similar legislation could be reintroduced in the future. In August 2005, Congress enacted the Energy Policy Act of 2005, which redesignated the Section 29 tax credit as a Section 45K general business credit, effective January 1, 2006.

         The IRS has suspended the issuance of private letter ruling ("PLRs") to alternative fuel facility owners several times in the past. Most recently, in June 2003, the IRS stated, in summary, in Announcement 2003-46 that it "has had reason to question the scientific validity of test procedures and results that have been presented as evidence that fuel underwent a significant chemical change, and is currently reviewing information regarding these test procedures and results," and that pending its review of the issue it was suspending the issuance of new PLRs regarding significant chemical change.

         The IRS release of Announcement 2003-46 caused certain of Headwaters' licensees to reduce or cease alternative fuel production, which resulted in a reduction of Headwaters' revenue and net income. In October 2003, the IRS stated in summary in Announcement 2003-70 that it continues to question whether processes it had approved under its long-standing ruling practice produce the necessary level of chemical change required under Section 29 and Revenue Ruling 86-100. Nonetheless, the IRS indicated that it would continue to issue PLRs regarding chemical change under the standards set forth in Revenue Procedures 2001-30 and 2001-34, and that the industry's chemical change test procedures and results are scientifically valid if applied in a consistent and unbiased manner. Although the IRS resumed its practice of issuing PLRs, it expressed continuing concerns regarding the sampling and data/record retention practices prevalent in the alternative fuels industry, and PLRs issued following the release of Announcement 2003-70 have required taxpayers (i) to maintain sampling and quality control procedures that conform to American Society for Testing and Materials or other appropriate industry guidelines at the alternative fuel facilities, (ii) to obtain regular reports from independent laboratories that have analyzed the fuel produced in such facilities to verify that the coal used to produce the fuel undergoes a significant chemical change and (iii) to maintain records and data underlying the reports that taxpayers obtain from independent laboratories including raw Fourier Transform InfraRed ("FTIR") data and processed FTIR data sufficient to document the selection of absorption peaks and integration points.

         Also in October 2003, the United States Senate Permanent Subcommittee on Investigations issued a notification of pending investigations. The notification listed the alternative fuel tax credit as a new item. In July 2005, the Subcommittee described its investigation as follows: "The Subcommittee is continuing its investigation [of] tax credits claimed by Section 29 of the Internal Revenue Code for the sale of coal-based synthetic fuels. The investigation is examining the utilization of these tax credits, the nature of the technologies and fuels created, the use of these fuels, and others [sic] aspects of Section 29. The investigation will also address the IRS' administration of Section 29 tax credits."

         The Subcommittee conducted numerous interviews and received large volumes of data between December 2003 and March 2004. Since then, there has been little activity on the investigation. The effect that the Senate subcommittee investigation of alternative fuel tax credits may have on the industry is unknown. If the investigation results in a negative Subcommittee report, it may have a material adverse effect on the willingness of buyers to engage in transactions to purchase alternative fuel facilities or on the willingness of current owners to operate their facilities, and may materially adversely affect Headwaters' revenues and net income. The Subcommittee has not scheduled a hearing of the date hereof. Headwaters cannot predict the timing or ultimate outcome of the Subcommittee investigation, nor whether Congress or others may conduct investigations of Section 29 tax credits in the future.

         Section 29 Phase-Out. In addition, tax credits claimed by an alternative fuel plant operator may begin to be phased out or eliminated prior to the expiration date of December 31, 2007, if the "reference price" of oil exceeds an annual range of oil prices, adjusted annually for inflation. In April 2005, the IRS announced that the phase-out range for 2004 began at a reference price of $51.35 per barrel and ended with a $0 tax credit at $64.47 per barrel. Because the calendar year 2004 reference price of oil was below the bottom end of the range, there was no phase-out of the credit for qualified fuel sold in 2004. Bases upon 2005 oil prices as of the date hereof, Headwaters does not believe that there will be any phase-out of Section 29 tax credits for calendar 2005. It is not possible to predict whether oil prices for 2006 might result in a tax credit phase-out in calendar 2006.

         The reference price of oil and the inflation adjustment factor ("IAF") are determined annually (and released in the first week of April for the previous year), while the predetermined oil price range is fixed, but adjusted annually for inflation. The reference price of oil is defined as the annual average wellhead price per barrel for all. domestic crude oil not subject to regulation by the U.S. There are approximately 24 states/regions that comprise the U.S. average crude oil price as determined by the United States Energy Information Administration, with western U.S. crude oil prices often significantly lower than other, more recognized crude oil types.

         Licensees are subject to audit by the IRS. The IRS may challenge whether Headwaters' licensees satisfy the requirements of Section 29, or applicable PLRs, including placed-in-service requirements, or may attempt to disallow Section 29 tax credits for some other reason. The IRS has initiated audits of certain licensee-taxpayers who claimed Section 29 tax credits, and the outcome of any such audit is uncertain. The inability of a licensee to claim
Section 29 tax credits would reduce Headwaters' future income from the licensee.

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

         The federal Clean Air Act of 1970 and subsequent amendments (particularly the Clean Air Act Amendments of 1990), and corresponding state laws, which regulate the emissions of materials into the air, affect the coal industry both directly and indirectly. The coal industry is directly affected by Clean Air Act permitting requirements and/or emissions control requirements, including requirements relating to particulate matter (such as, "fugitive dust"). The coal industry may also be impacted by future regulation of fine particulate matter measuring 2.5 micrometers in diameter or smaller. In July 1997, the EPA adopted new, more stringent National Ambient Air Quality Standards, or NAAQS, for particulate matter and ozone. Although the NAAQS were challenged in litigation, slowing their implementation, the standards were upheld by the United States Supreme Court, and states will ultimately be required to revise their existing state implementation plans ("SIPs") to attain and maintain compliance with the new NAAQS. The new eight-hour ozone nonattainment designations and classifications were published April 30, 2004, along with Phase 1 of the final implementation rule for the eight-hour standard. Both rules took effect June 15, 2004, and both are currently being litigated. EPA signed the final Phase 2 implementation rule for the eight-hour standard on November 9, 2005 (the rule has not yet been published in the Federal Register). EPA published the final nonattainment designations for fine particulate matter (PM 2.5) on January 5, 2005, effective April 5, 2005; and published the proposed PM 2.5 implementation rule on November 1, 2005. Because electric utilities emit NOx, which are precursors to ozone and particulate matter, HRI's utility customers are likely to be affected when the new NAAQS are implemented by the states. State and federal regulations relating to fugitive dust and the implementation of the new NAAQS may reduce HRI's sources for its products. The extent of the potential impact of the new NAAQS on the coal industry will depend on the policies and control strategies associated with the state implementation process under the Clean Air Act.

         The 1990 Clean Air Act Amendments require utilities that are currently major sources of NOx in moderate or higher ozone non-attainment areas to install reasonably available control technology for NOx. EPA promulgated a rule (the "NOx SIP call") in 1998 requiring 22 eastern states to make substantial reductions in NOx emissions. Court action eliminated one state and portions of two others from the rule. Under this rule, EPA expects that states will achieve these reductions by requiring power plants to make substantial reductions in their NOx emissions. The affected states were required to implement Phase I of the NOx SIP call by May 31, 2004. On April 21, 2004, EPA published Phase II of the NOx SIP call, which will require an additional reduction of about 100,000 tons of NOx per year by 2007. In addition to the NOx SIP call, EPA's April 21, 2004 rule also addressed the requirement that it directly regulate NOx emissions from states upwind of four eastern states that petitioned EPA (pursuant to section 126 of the Clean Air Act). The section 126 rule will be withdrawn in any state that submits an approvable NOx SIP. Installation of reasonably available control technology and additional control measures required under the NOx SIP call or the section 126 rule will make it more costly to operate coal-fueled utility power plants and, depending on the requirements of individual SIPs, could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future. The effect such regulation or other requirements that may be imposed in the future could have on the coal industry in general and on HRI in particular cannot be predicted with certainty. No assurance can be given that the ongoing implementation of the Clean Air Act (including the 1990 Amendments) or any future regulatory provisions will not materially adversely affect HRI.

         In addition, the 1990 Clean Air Act Amendments require a study of utility power plant emissions of certain toxic substances, including mercury, and direct EPA to regulate emissions of these substances, if warranted. EPA has submitted reports to Congress on Mercury (1997) and Utility Air Toxics (1998). On December 14, 2000, EPA announced its finding that regulation of hazardous air pollutant emissions from oil- and coal-fueled electric utility steam generating units is necessary and appropriate. However, on March 29, 2005, EPA published a notice revising the regulatory finding, and removing oil- and coal-fueled electric utility steam generating units from the list of hazardous air pollutants. Its rationale was partly based on two other rules promulgated at approximately the same time it took this action. On May 18, 2005, effective July 18, 2005, EPA published the final Clean Air Mercury Rule, for reducing mercury emissions from new or reconstructed coal-burning power plants under the New Source Performance Standards program (rather than the hazardous air pollutant program). Additionally, on May 12, 2005, EPA published the Clean Air Interstate Rule, which would require coal-burning power plants to upgrade their facilities to reduce emissions of sulfur dioxide ("SOx") and NOx (and which, EPA determined, would also contribute to reduction of mercury emissions as a co-benefit). Taken together, these rules, if they are implemented in their current form, could result in reduced use of coal if utilities switch to other sources of fuel. However, all three rulemakings are currently being challenged in litigation. In addition, petitions for reconsideration have been submitted to EPA for all three rulemakings. On October 28, 2005, EPA published notices granting petitions for reconsideration of both: (i) certain aspects of the Clean Air Mercury Rule; and (ii) the action removing certain electric utility steam generating units from the hazardous air pollutant program. EPA has not yet announced its decision on pending petitions for reconsideration of the Clean Air Interstate Rule. In light of the ongoing litigation and reconsideration activities, one or more of these rules ultimately may be revised in ways that cannot presently be anticipated.

         The Clear Skies Initiative, first announced by the Bush Administration in February 2002, seeks to develop strategies for reducing emissions of SOx, NOx and mercury from power plants. Because the Initiative must be implemented by legislation that has not yet been enacted, its effect on HRI cannot be determined at this time. Neither the Clear Skies legislation nor the competing four-pollutant bills for power plants (which would additionally regulate the greenhouse gas carbon dioxide) were enacted in the 108th Congress. The Administration announced its intent to make enactment of Clear Skies legislation a priority in the 109th Congress, and accordingly reintroduced the Clear Skies Initiative in January 2005 (S. 131). Four-pollutant legislation (S. 150) has also been introduced in 2005, and the disagreement over regulation of carbon dioxide resulted in the failure of S. 131 to make it out of committee. If enacted, S. 150, which has been referred to the Senate Committee on Environment and Public Works, could result in reduced use of coal if utilities switch to other sources of fuel as a means of complying with more stringent emission limits. Many of the goals of Clear Skies legislation will be accomplished by the final Clean Air Mercury Rule and the Clean Air Interstate Rule (see discussion above).

         In an effort to stimulate the use of clean coal, the recently enacted Energy Policy Act of 2005 provides funding for the deployment of clean coal technologies. The Act requires the Secretary of Energy to establish periodic milestones for funded projects, by the year 2020, to remove at least 97% of sulfur dioxide; to emit no more than .08 lbs of NOx per million Btu; to achieve at least 90% reductions in mercury emissions; and to achieve a thermal efficiency of at least 43% for coal of more than 9,000 Btu, 41% for coal of 7,000-9,000 Btu; and 39% for coal of less than 7,000 Btu.

         Coal-fueled boilers have been impacted by regulations under the 1990 Clean Air Act Amendments, which established specific emissions levels for SOx and NOx in order to reduce acid rain. These emissions levels have required utilities to undertake many of the following changes: change their fuel source(s), add scrubbers to capture SOx, add new boiler burner systems to control NOx, add or modify fuel pulverizers/air handling systems to control NOx, introduce flue gas conditioning materials to control particulate emissions in conjunction with meeting SOx emissions targets and in some very isolated cases shut down a plant. All of these changes can impact the quantity and quality of CCPs produced at a power plant and can add to the costs of operating a power plant. Furthermore, the Clean Air Mercury Rule could result in implementation of additional technologies at power plants that could negatively affect fly ash quality.

         Inappropriate use of CCPs can result in faulty end products. In some cases the products marketed by HRI consist of a mixture of client-supplied materials, including CCPs, HRI does not in all cases control the quality of the final end product, but may share such control with the manufacturer of the ingredient materials. Therefore, there is a risk of liability regarding the quality of the materials and end products marketed by HRI. In cases where HRI is responsible for end-product quality, such as a structural fill (where material is used to fill a cavity or designated area), HRI depends solely on its own quality assurance program.

         Materials sold by HRI vary in chemical composition. Fossil fuel combustion wastes have been excluded from regulation as "hazardous wastes" under subtitle C of the Resource Conservation and Recovery Act ("RCRA"). However, EPA has determined that national regulations under subtitle D of RCRA (dealing with state and regional solid waste plans) are warranted for coal combustion byproducts disposed of in landfills or surface impoundments, or used to fill surface or underground mines. EPA is planning to publish proposed rules for CCPs generated by commercial electric power producers in August 2006 and for management of CCPs at mine facilities in October 2007 which will address, among other things, state and regional solid waste plans for CCPs disposed of in landfills or surface impoundments, or used to fill surface or underground mines. These proposed rules could make coal burning more expensive or less attractive to HRI's utility clients. HRI manages a number of landfill and pond operations that may be affected by EPA's proposed regulations. In most of these operations the permitting is contractually retained by the client and the client would be liable for any costs associated with new permitting requirements. The effect of such regulations on HRI cannot be completely ascertained at this time.

         HRI is engaged in providing services at one landfill operation that is permitted and managed as a hazardous waste landfill. HRI provides the services necessary to landfill the client's hazardous wastes and operates certain in-plant equipment and systems for the client. Accordingly, there can be no assurance that HRI will not be named in third-party claims relating to the project.

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

         A number of agencies are studying the issue of nanotechnology, including the National Toxicology Program ("NTP"), the National Institute for Safety and Health ("NIOSH"), and the U.S. Environmental Protection Agency ("EPA"). Many of these efforts are being coordinated through the interagency Nanoscale Science, Engineering and Technology ("NSET") subcommittee of the White House Office of Science and Technology Policy, National Science and Technology Council. Nanoscale materials have been nominated to the NTP for toxicological evaluation. NIOSH, EPA and the National Science Foundation are seeking applications for research proposals on the potential implications of nanotechnology and manufactured nanomaterials on human health and the environment. In addition, EPA is studying how nanomaterials should be approached under existing laws, such as the Toxic Substances Control Act, and whether new regulations may be needed. One or more of these efforts may eventually result in regulations which potentially could affect Headwaters' business in the area of nanotechnology. At this time, it is not possible to say more precisely what form these regulations may take.

Employees

         Headwaters employs approximately 4,500 full-time employees. There are approximately 70 employees in Headwaters' corporate administration. The following lists the approximate number of employees by business unit:

         Headwaters Energy Services, 35
         Headwaters Resources, 735
         Headwaters Technology Innovation Group, 60
         Headwaters Construction Materials, 3,600

Forty-six employees work under collective bargaining agreements.

ITEM 2. PROPERTIES

         Headwaters' headquarters are located at 10653 South River Front Parkway, Suite 300, South Jordan, Utah 84095. The lease for this office space of approximately 31,000 square feet has a term expiring July 2008. The monthly rent is approximately $54,500, with certain adjustments for inflation plus expenses.

         HES directs its operations primarily from Headwaters' South Jordan, Utah location. HES leases a small parcel in Fluvanna County, Virginia and owns approximately 30 acres in Carbon County, Utah for synfuel and coal cleaning operations.

         HTI owns approximately six acres in Lawrenceville, New Jersey where it maintains offices and its research facilities.

         HRI owns or leases 16 properties nationwide for its fly ash storage and distribution operations with East, Central, and West regional divisions. Headwaters Resources also conducts operations at more than 100 other sites via rights granted in various CCP through-put, handling and marketing contracts (for example, operating a storage or load-out facility located on utility-owned properties).

         HCM owns or leases 53 properties nationwide for its building products manufacturing, distribution, and sales operations. Tapco is headquartered in Wixom, Michigan and has major manufacturing facilities in Metamora, Michigan and Elkland, Pennsylvania. Eldorado is headquartered in San Marcos, California and has major manufacturing facilities in Rancho Cucamonga, California, Greencastle, Pennsylvania and Dublin, Georgia.

ITEM 3. LEGAL PROCEEDINGS

         Headwaters has ongoing litigation and asserted claims which have been incurred during the normal course of business, including the specific matters discussed below. Headwaters intends to vigorously defend or resolve these matters by settlement, as appropriate. Management does not currently believe that the outcome of these matters will have a material adverse effect on Headwaters' operations, cash flows or financial position.

         In 2005, Headwaters incurred approximately $4.3 million of expense for legal matters, exclusive of costs for outside legal counsel. This amount includes accruals for or payments made relating to settlements achieved, plus Headwaters' estimates of the probable liability for unresolved matters, giving consideration in certain instances to amounts for which Headwaters is willing to settle. Headwaters currently believes the range of potential loss for all unresolved matters, excluding costs for outside counsel, is from $4.0 million up to the amounts sought by claimants and has recorded a total liability as of September 30, 2005 of $4.0 million. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Our outside counsel currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability to Headwaters.

         The matters discussed below raise difficult and complex legal and factual issues, and the resolution of these issues is subject to many uncertainties, including the facts and circumstances of each case, the jurisdiction in which each case is brought, and the future decisions of juries, judges, and arbitrators. Therefore, although management believes that the claims asserted against Headwaters in the named cases lack merit, there is a possibility of material losses in excess of the amounts accrued if one or more of the cases were to be determined adversely against Headwaters for a substantial amount of the damages asserted. Therefore, it is possible that a change in the estimates of probable liability could occur, and the changes could be material. Additionally, as with any litigation, these proceedings require that Headwaters incur substantial costs, including attorneys' fees, managerial time, and other personnel resources and costs in pursuing resolution.

         Costs paid to outside legal counsel for litigation, which have historically comprised the majority of Headwaters' litigation-related costs, totaled approximately $3.0 million in 2003, $3.8 million in 2004 and $5.4 million in 2005 (exclusive of a reimbursement of legal costs in 2005 for approximately $6.5 million received in connection with the AJG litigation settlement discussed below). It is not possible to estimate what litigation-related costs will be in future periods.

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

         This litigation came to the trial phase in January 2005. The jury reached a verdict substantially in favor of Headwaters and the court entered a judgment for Headwaters against AJG in the amount of approximately $175.0 million which included approximately $32.0 million in prejudgment interest. In May 2005, Headwaters and AJG entered into a settlement agreement which provided for payments to Headwaters in the amount of $50.0 million at the time of settlement (which payment was received in May 2005), $70.0 million (related to a contract modification for use of technology) in January 2006, and certain quarterly payments based upon tax credits associated with AJG's facilities for calendar years 2005 through 2007. Payments based upon tax credits associated with AJG's facilities for the first three quarters of calendar year 2005 are expected to be received in January 2006, with all other quarterly payments for 2005 through 2007 payable 45 days after the end of each quarter. Payments based upon tax credits for 2005 through 2007 are limited to a maximum of $5.0 million per quarter and are subject to downward adjustment or elimination if a phase-out of section 29 tax credits occurs due to high oil prices.

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

         Boynton. In October 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. (This technology is distinct from the technology developed by Headwaters.) This action is factually related to an earlier action brought by certain purported officers and directors of Adtech, Inc. That action was dismissed by the United States District Court for the Western District of Tennessee and the District Court's order of dismissal was affirmed on appeal. In the current action, the allegations arise from the same facts, but the claims are asserted by certain purported stockholders of Adtech. In June 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee alleging, among other things, fraud, conspiracy, constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. The plaintiffs seek declaratory relief and compensatory damages in the approximate amount of between $15.0 million and $25.0 million and punitive damages. The District Court has dismissed all claims against Headwaters except conspiracy and constructive trust. The Court has scheduled trial for February 2006. Because the resolution of the litigation is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

         Headwaters Construction Materials Matters. There are litigation and pending and threatened claims made against certain subsidiaries of HCM with respect to several types of exterior finish systems manufactured and sold by its subsidiaries for application by contractors on residential and commercial buildings. Typically, litigation and these claims are controlled by such subsidiaries' insurance carriers. The plaintiffs or claimants in these matters have alleged that the structures have suffered damage from latent or progressive water penetration due to some alleged failure of the building product or wall system. The most prevalent type of claim involves alleged defects associated with components of an Exterior Insulation and Finish System ("EIFS") which was produced for a limited time (through 1997) by Best Masonry & Tool Supply and Don's Building Supply. There is a 10-year projected claim period following discontinuation of the product.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         Since April 6, 2005, the shares of Headwaters' common stock have traded on the New York Stock Exchange under the symbol "HW." Prior to that time, the shares traded on the Nasdaq National Market under the symbol "HDWR." Options on Headwaters' common stock are traded on the Chicago Board Options Exchange under the symbol "HQK." The following table sets forth for the periods presented, the high and low trading prices of Headwaters' common stock as reported by the New York Stock Exchange or Nasdaq, as applicable.

Fiscal 2004                                          Low          High
-----------                                          ---          ----

Quarter ended December 31, 2003                    $14.78        $20.87
Quarter ended March 31, 2004                        19.50         25.99
Quarter ended June 30, 2004                         19.50         29.60
Quarter ended September 30, 2004                    23.12         32.02

Fiscal 2005
-----------

Quarter ended December 31, 2004                    $27.52        $34.96
Quarter ended March 31, 2005                        26.31         34.49
Quarter ended June 30, 2005                         29.08         35.57
Quarter ended September 30, 2005                    33.90         45.75

         As of November 18, 2005, there were 335 stockholders of record of Headwaters' common stock. Headwaters has not paid dividends on its common stock to date and does not intend to pay dividends on its common stock in the foreseeable future. Pursuant to the terms of Headwaters' senior secured credit arrangement (see Note 9 to the consolidated financial statements), Headwaters is prohibited from paying cash dividends so long as any of the long-term debt is outstanding. Headwaters intends to retain earnings to finance the development and expansion of its business. Payment of common stock dividends in the future will depend, among other things, upon Headwaters' debt covenants, its ability to generate earnings, its need for capital, its investment opportunities and its overall financial condition.

         The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K. See Note 12 to the consolidated financial statements for a description of securities authorized for issuance under equity compensation plans.

         We did not make any unregistered sales of our equity securities during the year ended September 30, 2005. We did not repurchase any shares of our equity securities during the fourth quarter of the year ended September 30, 2005.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data are derived from the consolidated financial statements of Headwaters. This information should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. The selected financial data as of and for the years ended September 30, 2001 and 2002 and as of September 30, 2003 are derived from audited financial statements not included herein. The selected financial data as of September 30, 2004 and 2005 and for the years ended September 30, 2003, 2004, and 2005 were derived from the audited financial statements of Headwaters included elsewhere herein.

         As more fully described in Notes 1 and 3 to the consolidated financial statements, Headwaters acquired HTI in August 2001, HRI in September 2002, VFL in April 2004, Eldorado Stone in June 2004, SCP in July 2004, and Tapco Holdings in September 2004. All of these entities' results of operations for the periods from the acquisition dates through September 30, 2005 have been consolidated with Headwaters' results. None of their results of operations up to the dates of acquisition have been included in Headwaters' consolidated results.

         In 2001, Headwaters recorded approximately $7.5 million of income tax benefit primarily related to the reduction of its deferred tax asset valuation allowance. In 2004, Headwaters recognized revenue relating to funds deposited in an escrow account totaling approximately $27.9 million, most of which related to prior periods (see Note 14 to the consolidated financial statements). In addition, revenue and net income for 2004 and 2005 were materially affected by the 2004 acquisitions (see Note 3 to the consolidated financial statements). In 2005, Headwaters successfully settled certain litigation which resulted in increased operating income, primarily related to prior periods, of approximately $52.4 million (see Note 14 to the consolidated financial statements). Also in 2005, Headwaters early adopted the fair value method of accounting for stock-based compensation required by SFAS No. 123R and recorded approximately $33.8 million of stock-based compensation expense (see Note 12 to the consolidated financial statements).

                                                                     Year ended September 30,
                                                  ------------------------------------------------------------------
(in thousands, except per share data)                2001         2002         2003         2004          2005
------------------------------------------------- ------------ ------------ ------------ ------------ --------------
OPERATING DATA:
     Total revenue                                    $45,464     $119,345     $387,630   $  553,955     $1,064,639
     Net income                                        21,517       24,286       36,631       64,317        121,278
     Diluted earnings per share                          0.87         0.94         1.30         1.88           2.79
                                                                         As of September 30,
                                                  ------------------------------------------------------------------
(in thousands)                                       2001         2002         2003         2004          2005
------------------------------------------------- ------------ ------------ ------------ ------------ --------------
BALANCE SHEET DATA:
     Working capital                                  $ 8,619     $ 15,023     $ 14,176   $   44,387     $  117,336
     Net property, plant and equipment                  2,680       50,549       52,743      157,611        190,450
     Total assets                                      55,375      372,857      373,275    1,540,779      1,671,656
     Long-term liabilities:
         Long-term debt                                   149      154,552      104,044      914,641        601,811
         Deferred income taxes                             --       51,357       50,663      121,469        108,449
         Other                                          8,711        5,442        4,703       10,338         37,345
                                                  ------------ ------------ ------------ ------------ --------------
     Total long-term liabilities                        8,860      211,351      159,410    1,046,448        747,605
     Total stockholders' equity                        31,086       98,596      140,157      308,155        686,313

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

Introduction

         During the past several years, Headwaters has executed on its two-fold plan of maximizing cash flow from its existing operating business units and diversifying from over-reliance on the legacy alternative energy segment. With the addition and expansion of the CCP management and marketing business through the acquisitions of ISG in 2002 and VFL in 2004, and the growth of the construction materials business, culminating in the acquisitions of Eldorado, Tapco and SCP in 2004, Headwaters has achieved revenue growth and diversification into three business segments. Because Headwaters also incurred increased indebtedness to make strategic acquisitions, one of management's ongoing financial objectives is to continue to focus on increased cash flows for purposes of reducing indebtedness.

         Headwaters' acquisition strategy targets businesses that are leading players in their respective industries, that enjoy healthy margins from products and services and that are not overly capital intensive, thus providing additional cash flow that complements the financial performance of Headwaters' existing business segments. Headwaters is also committed to continuing to invest in HTI's research and development activities which are focused on energy-related technologies and nanotechnology. In 2005, Headwaters announced a non-binding memorandum of understanding to participate in a joint venture to build and operate an ethanol plant. Headwaters continues to move forward on this project and is also investigating other alternative energy projects such as coal cleaning and the use of nanocatalysts to engineer coal for emissions reduction.

         As a result of its diversification into CCPs and construction materials, Headwaters is affected by seasonality, with the highest revenues and profitability produced in the June and September quarters. With CCPs, Headwaters' strategy is to continue to negotiate long-term contracts so that it may invest in transportation and storage infrastructure for the marketing and sale of CCPs. Headwaters also intends to continue its efforts to expand usage of high-value CCPs and develop uses for lower-value CCPs, including the expanded usage of CCPs in its construction materials businesses and the industry in general.

         Headwaters' acquisitions of Eldorado and Tapco have created a concentration in the residential housing market; however, the cyclicality and interest-rate sensitivity of this segment may be mitigated by the fact that approximately 75% of Tapco's products are used in the home improvement and remodeling market. This market is typically counter cyclical to the new construction market because remodeling is generally less expensive than a new home and is often required to maintain older homes and preserve their value. As a result, during economic downturns, Tapco's products have historically experienced growth. In light of Headwaters' leading market shares in Eldorado's and Tapco's markets, Headwaters has increased production capacity for Eldorado and has initiated the development and marketing of new products from Tapco in order to maintain the historical growth rates of the construction materials segment.

         In 2005, Headwaters focused on integration of its recent acquisitions, including the marketing of diverse construction materials products through its national distribution network, and developing the corporate infrastructure necessary to provide the information and services that the business segments need to operate at optimal levels. Headwaters became highly leveraged as a result of the fiscal 2004 acquisitions, but has reduced its outstanding debt in 2005 through cash generated from operations, from an underwritten public offering of common stock and from proceeds from settlement of litigation. Headwaters intends to continue to focus on repaying long-term debt while continuing to look for diversification opportunities within prescribed parameters.

Consolidation, Acquisitions and Segments

         Consolidation and Acquisitions. The consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling financial interest. Headwaters is also required to consolidate any variable interest entities for which it is the primary beneficiary; however, as of September 30, 2005, there are none. For investments in companies in which Headwaters has a significant influence over operating and financial decisions (generally defined as owning a voting or economic interest of 20% to 50%), Headwaters applies the equity method of accounting. In instances where Headwaters' investment is less than 20% and significant influence does not exist, investments are carried at cost. All significant intercompany transactions and accounts are eliminated in consolidation.

         Headwaters acquired VFL on April 9, 2004, Eldorado Stone on June 2, 2004, SCP on July 2, 2004, and Tapco on September 8, 2004. These entities' results of operations for the periods from the acquisition dates through September 30, 2005 have been consolidated with Headwaters' 2004 and 2005 results and their operations up to the dates of acquisition have not been included in Headwaters' consolidated results for any period. Due to the significance of the acquisitions, in many instances the 2004 consolidated financial statements and components of those financial statements included in the following discussion and analysis are not comparable to the 2005 financial statements or components thereof.

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

         The CCP segment markets coal combustion products such as fly ash and bottom ash, known as CCPs, to the building products and ready mix concrete industries. Headwaters markets CCPs to replace manufactured or mined materials, such as portland cement, lime, agricultural gypsum, fired lightweight aggregate, granite aggregate and limestone. Headwaters has long-term contracts, primarily with coal-fired electric power generation plants, pursuant to which it manages the post-combustion operations for the utilities. CCP revenues consist primarily of product sales with a smaller amount of service revenue. VFL has been included in Headwaters' CCP segment since its acquisition in April 2004.

         The alternative energy segment includes Headwaters' legacy coal-based solid alternative fuels business and HTI's business of developing catalyst technologies to convert coal and heavy oil into higher-value liquid fuels, as well as nanocatalyst processes and applications. Revenues for this segment consist primarily of sales of chemical reagents and license fees.

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

         Estimates of license fee revenue earned, where required, can be reliably made based upon historical experience and/or communications from licensees with whom an established pattern exists. In some cases, however, such as when a licensee is beginning to produce and sell synthetic fuel or when a synthetic fuel facility is sold by a licensee to another entity, and for which there is no pattern or knowledge of past or current production and sales activity, there may be more limited information available to estimate the license fee revenue earned. In these situations, Headwaters uses such information as is available and where possible, substantiates the information through such procedures as observing the levels of chemical reagents purchased by the licensee and used in the production of the solid synthetic fuel. In certain limited situations, Headwaters is unable to reliably estimate the license fee revenues earned during a period, and revenue recognition is delayed until a future date when sufficient information is known from which to make a reasonable estimation.

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

         This litigation came to the trial phase in January 2005. The jury reached a verdict substantially in favor of Headwaters and the court entered a judgment for Headwaters against AJG in the amount of approximately $175.0 million which included approximately $32.0 million in prejudgment interest. In May 2005, Headwaters and AJG entered into a settlement agreement which provided for payments to Headwaters in the amount of $50.0 million at the time of settlement (which payment was received in May 2005), $70.0 million (related to a contract modification for use of technology) in January 2006, and certain quarterly payments based upon tax credits associated with AJG's facilities for calendar years 2005 through 2007. Payments based upon tax credits associated with AJG's facilities for the first three quarters of calendar year 2005 will be received in January 2006, with all other quarterly payments for 2005 through 2007 payable 45 days after the end of each quarter. Payments based upon tax credits for 2005 through 2007 are subject to downward adjustment or elimination if a phase-out of section 29 tax credits occurs due to high oil prices.

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

         Valuation of Long-Lived Assets, including Intangible Assets and Goodwill. Long-lived assets consist primarily of property, plant and equipment, intangible assets and goodwill. Intangible assets consist primarily of identifiable intangible assets obtained in connection with acquisitions. (See "Acquisitions" above and Note 3 to the consolidated financial statements for a detailed discussion of the purchase price allocations for the 2004 acquisitions, including the valuations of intangible assets.) These intangible assets are being amortized on the straight-line method over their estimated useful lives.

         Goodwill consists of the excess of the purchase price for businesses acquired over the fair value of identified assets acquired, net of liabilities assumed. In accordance with Statement of Financial Accounting Standards ("SFAS")

No. 142, "Accounting for Goodwill and Intangible Assets," goodwill is not amortized, but is tested at least annually for impairment, as of June 30, using a two-step process that begins with an estimation of the fair values of the reporting units with goodwill. Currently, five reporting units have goodwill, as follows: (i) HTI, (ii) CCPs, (iii) Eldorado, (iv) SCP, and (v) Tapco.

         Step 1 of impairment testing consists of determining and comparing the fair values of the reporting units to the carrying values of those reporting units. If step 1 is failed for any of the reporting units, indicating a potential impairment, Headwaters would be required to complete step 2, which is a more detailed test to calculate the implied fair value of goodwill, and compare that value to the carrying value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is required to be recorded.

         Headwaters has performed step 1 impairment tests of recorded goodwill as of June 30, 2003, 2004 and 2005, all of which indicated that the fair values of the reporting units exceeded their carrying values. Accordingly, step 2 of the impairment tests was not required to be performed, and no impairment charge was necessary.

         In addition to its annual review, Headwaters evaluates, based on current events and circumstances, the carrying value of long-lived assets, including intangible assets and goodwill, as well as the related amortization periods, to determine whether adjustments to these amounts or to the useful lives are required. Changes in circumstances such as technological advances, or changes in Headwaters' business model or capital strategy could result in the actual useful lives differing from Headwaters' current estimates. In those cases where Headwaters determines that the useful life of property, plant and equipment or intangible assets should be shortened, Headwaters would amortize the net book value in excess of salvage value over its revised remaining useful life, thereby increasing depreciation or amortization expense.

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

         It is possible that some of Headwaters' tangible or intangible long-lived assets or goodwill could be impaired in the future and that resulting write-downs could be material.

         Stock-Based Compensation. As described in more detail in Note 12 to the consolidated financial statements, Headwaters early adopted the fair value method of accounting for stock-based compensation required by SFAS No. 123R, effective as of October 1, 2004, the beginning of Headwaters' 2005 fiscal year. SFAS No. 123R revises SFAS No. 123 and supersedes APB 25 and requires companies to expense the value of employee stock options and other equity-based awards. For 2005, Headwaters recorded a total of $33.8 million of pre-tax expense related to stock-based compensation, substantially all of which related to the adoption of SFAS No. 123R, and none of which involved the expenditure of cash. Due to immateriality, Headwaters did not capitalize any compensation cost as part of the cost of any asset. Beginning October 1, 2004, Headwaters reclassified certain stock-based compensation expense recorded in prior periods to conform to the current period presentation so that stock-based compensation expense is reported within the same operating expense line items as used for cash compensation expense. The tax benefits resulting from exercise of stock options and stock appreciation rights ("SARs") are reflected in the consolidated statements of changes in stockholders' equity and cash flows.

         Headwaters recognizes compensation expense equal to the grant-date fair value of stock-based awards for all awards expected to vest, over the period during which the related service is rendered by grantees. The fair value of stock-based awards is determined primarily using the Black-Scholes-Merton ("B-S-M") model, which is the same valuation model used previously in valuing stock options for the pro forma footnote disclosures under the requirements of SFAS No. 123 (see Note 2 to the consolidated financial statements). Headwaters uses the "graded vesting" or accelerated method to value awards and to allocate those values over the requisite service periods, again the same method as used previously in determining pro forma expense under SFAS No. 123.

         The B-S-M model requires assumptions as to expected stock price volatility, expected lives, rate of forfeitures and other factors. Judgment is involved in determining appropriate assumptions to use and different assumptions can yield materially different results. Headwaters uses various methods, along with historical data and other information, to make reasonable assumptions regarding inputs to the B-S-M model. In addition, in 2005, Headwaters used the services of an independent valuation firm to validate its fair value estimates and assumptions and also to determine certain necessary adjustments to the B-S-M model output. One such adjustment was used in determining the fair value of SARs which have a cap on allowed appreciation. For these SARs, the output determined by the B-S-M model was reduced by an amount determined by a Quasi-Monte Carlo simulation to reflect the reduction in fair value associated with the appreciation cap.

         Substantially all of the SARs that Headwaters awarded in 2005 that vest over five years are exercisable based on the achievement of performance criteria related to the economic growth ("EVA") of Headwaters during the five-year period. Headwaters currently expects the performance criteria to be achieved. If this expectation changes in the future, some or all of the compensation expense recognized up to that time would be reversed.

         Headwaters implemented SFAS No. 123R effective as of October 1, 2004, using the modified retrospective method with restatement limited to interim periods in the year of adoption, as permitted by SFAS No. 123R. Accordingly, Headwaters adjusted the amounts previously reported in its consolidated statement of income for the six months ended March 31, 2005 in deriving the statement of income amounts reported for 2005. The application of SFAS No. 123R for the six months ended March 31, 2005 had the effect of reducing net income for that period by $3.9 million, the same amount as reported in the pro forma SFAS No. 123 footnote disclosure in Headwaters' March 31, 2005 Form 10-Q. The adoption of SFAS No. 123R had the following effect on reported amounts for 2005:

                                                     Under Previous    SFAS No. 123R
           (in millions, except per-share data)         Accounting      Adjustments     As Reported
          -----------------------------------------------------------------------------------------
          Income before income taxes                       $ 197.2         $(33.4)          $163.8
          Net income                                       $ 142.7         $(21.4)          $121.3
          Basic earnings per share                         $  3.75         $(0.56)          $ 3.19
          Diluted earnings per share                       $  3.26         $(0.47)          $ 2.79
          Cash flows from operating activities             $ 159.3         $ (8.1)          $151.2
          Cash flows from financing activities             $(106.5)        $  8.1           $(98.4)

         A significant amount of the effect of the SFAS No. 123R adjustments reported above resulted from the expense associated with immediately-vested SARs granted in 2005 and from the acceleration of vesting of certain stock options which also occurred in 2005, all as discussed in Note 12. As a result of the adoption of SFAS No. 123R, Headwaters' will recognize additional non-cash compensation expense in future periods. As of September 30, 2005, there is approximately $14.1 million of total compensation cost related to nonvested awards not yet recognized. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.9 years.

         As reflected in the table above and in the consolidated statements of cash flows, the adoption of SFAS No. 123R required reclassification of the tax benefits from exercise of stock-based awards as a cash flow from financing activities instead of a cash flow from operating activities, the required classification under prior accounting rules. In addition, SFAS No. 123R mandated certain changes in the calculation of diluted earnings per share, as described in more detail in Note 13 to the consolidated financial statements.

         The adoption of SFAS No. 123R, combined with the settlement of the AJG litigation described in Note 14 to the consolidated financial statements, was a contributing factor in Headwaters' decision to grant employee incentive awards in May 2005, in particular to grant more SARs, including many that vested immediately, or are exercisable only to the extent performance criteria are met, and to grant fewer options, and to accelerate the vesting of stock options.

Year Ended September 30, 2005 Compared to Year Ended September 30, 2004

         The information set forth below compares Headwaters' operating results for the year ended September 30, 2005 ("2005") with operating results for the year ended September 30, 2004 ("2004").

         Revenue. Total revenue for 2005 increased by $511 million or 92% to $1.065 billion as compared to $554 million for 2004. The major components of revenue are discussed in the sections below.

         Construction Materials Segment. Sales of construction materials during 2005 were $519.9 million with a corresponding direct cost of $346.5 million. Sales of construction materials during 2004 were $134.0 million with a corresponding direct cost of $95.3 million. The increase in sales of construction materials during 2005 was due primarily to the acquisitions of Eldorado, SCP and Tapco in fiscal 2004. The increase in gross margin percentage from 2004 to 2005 was due primarily to significantly higher margins from the operations of the acquired businesses.

         CCP Segment. CCP revenues for 2005 were $246.8 million with a corresponding direct cost of $186.1 million. CCP revenues for 2004 were $210.2 million with a corresponding direct cost of $155.8 million. The increase in CCP revenues during 2005 was due primarily to the acquisition of VFL in April 2004 and growth in demand for CCPs, partially due to shortages in portland cement for which CCPs are a substitute, which can result in an increased percentage of CCPs being used in concrete. The cement shortages also resulted in increased prices for CCPs in several markets. The gross margin percentage decreased from 2004 to 2005 by approximately 1% due primarily to VFL, which typically has lower gross margins than the legacy CCP business. VFL's impact on gross margin in 2005 was more significant than in 2004 because there was only six months of VFL activity in 2004.

         Alternative Energy Segment. Headwaters' alternative energy segment revenue consists primarily of chemical reagent sales, license fee revenue related to its solid alternative fuel technologies, and to a lesser extent, sales of synthetic fuel from two solid alternative fuel production facilities that it owns that began operating in 2005. Revenue from the sale of synthetic fuel has a negative gross margin, but is more than compensated for from the income tax credits earned from the sales of the synthetic fuel. HTI's revenues are also included in alternative energy revenue, but comprise a minor portion of total segment revenue.

         Sales of Chemical Reagents. Chemical reagent sales during 2005 were $170.3 million with a corresponding direct cost of $120.6 million. Chemical reagent sales during 2004 were $132.6 million with a corresponding direct cost of $89.8 million. The increase in chemical reagent sales during 2005 was due primarily to increased synthetic fuel production by Headwaters' licensees (resulting in increased sales of $21.8 million) and by customers with whom Headwaters does not have a license agreement (resulting in increased sales of $15.9 million). Of the increased sales to customers, $7.4 million represents sales of chemical reagent related to the coal-based solid alternative fuel production facility in which Headwaters is a minority owner (see Note 14 to the consolidated financial statements). It is not possible to predict the trend of sales of chemical reagents. The gross margin percentage for 2005 of 29% was 3% lower than for 2004, due primarily to increases in the cost of product, which in turn is related to recent increases in the costs of petroleum-based materials, and to a lesser extent, changes in customer mix. Headwaters believes additional cost increases are likely in future periods and that some but not all of such increases can be passed on to customers, potentially adversely affecting margins in future periods.

         License Fees. During 2005, Headwaters recognized license fee revenue totaling $109.3 million, an increase of $36.6 million or 50% from $72.7 million of license fee revenue recognized during 2004. The primary reasons for the increase in license fee revenue in 2005 compared to 2004 relate to the settlement of the AJG litigation described below and in Note 14 to the consolidated financial statements ($35.1 million in total). In addition, license fee revenue from licensees not associated with the litigation increased $1.5 million from 2004 to 2005 as a result of increased production of alternative fuel by these licensees.

         In May 2005, Headwaters and AJG entered into a settlement agreement which provided for payments to Headwaters in the amount of $50.0 million at the time of settlement (discussed below in the caption "Contract Litigation Settlement"), $70.0 million (related to a contract modification for use of technology) in January 2006, and certain quarterly payments based upon tax credits associated with AJG's facilities for calendar years 2005 through 2007. The $70.0 million, net of payments due to a third party, is being recognized as revenue over calendar years 2005 through 2007; however, because the settlement agreement was not reached until May, six months of revenue covering the period January 1, 2005 through June 30, 2005 was recognized in the quarter ended June 30, 2005. The ongoing quarterly payments are being recognized as revenue in accordance with Headwaters' revenue recognition policy for license fee revenue. In total, Headwaters recognized approximately $26.2 million of license fees from AJG in 2005 ($24.8 million of which directly related to the settlement of litigation), compared to $1.4 million of license fee revenue from AJG in 2004.

         In connection with the settlement of the AJG litigation, Headwaters also recognized as revenue approximately $8.2 million of revenue from a licensee with an indirect interest in that litigation, all related to periods prior to January 1, 2005. Ongoing revenue from this licensee is also being recognized in accordance with Headwaters' revenue recognition policy for license fee revenue and was approximately $2.3 million in 2005.

         Offsetting these increases, was a $11.1 million decrease in revenue recognized from a licensee for which Headwaters recognized $24.9 million of net revenue in 2004, representing funds previously deposited in an escrow account pending resolution of certain contingencies, all relating to alternative fuel sold prior to December 31, 2003. Headwaters recognized a total of approximately $37.1 million of revenue from this licensee in 2004 and $26.0 million of revenue in 2005. For more information about the revenue related to this licensee, see "License Fee Revenue Recognition" in the "Critical Accounting Policies and Estimates" section above.

         Pursuant to the contractual terms of an agreement with this same licensee, the licensee has set aside substantial amounts for working capital and other operational contingencies as provided for in the contractual agreements. These amounts may eventually be paid out to various parties having an interest in the cash flows from the licensee's operations, including Headwaters, if they are not used for working capital and other operational contingencies. As a result, Headwaters currently expects to receive at some future date a portion of those reserves, the amount of which is not currently determinable and therefore, not recognizable.

         Headwaters' license fees and revenues from sales of chemical reagents depend on the ability of licensees and customers to manufacture and sell qualified synthetic fuels that generate tax credits under Section 29 of the Internal Revenue Code. From time to time, issues arise as to the availability of tax credits and the potential phase-out of credits with the rising price of oil, as described in "Section 29 Matters" below. Due to the potential significance of these issues, it is not possible to predict the trend of license fees or alternative energy revenue in future periods.

         Amortization. These costs increased by $15.4 million to $24.5 million in 2005 from $9.1 million in 2004. The increase was primarily attributable to the fiscal 2004 acquisitions and the resulting increases in amortizable intangible assets.

         Research and Development. Research and development expenses increased by $5.0 million to $12.6 million in 2005 from $7.6 million in 2004. The increase was primarily attributable to increased HTI research and development activities and the recognition of approximately $1.9 million of stock-based compensation expense in 2005 related to the adoption of SFAS No. 123R. No such expense was recorded in 2004. Headwaters remains committed to HTI's research and development efforts and future expenses are more likely to approximate 2005 amounts than previous year amounts.

         Contract Litigation Settlement. As described in Note 14 to the consolidated financial statements, in May 2005, Headwaters settled its litigation with AJG. In connection with the litigation settlement, a payment of $50.0 million was received in May. This amount, net of payments due to a third party and less the amount recognized as a reimbursement of legal fees (approximately $6.5 million), was reflected as a reduction in operating costs and expenses because it represents a non-recurring litigation settlement that is not reflective of Headwaters' revenue components described above, but is directly related to Headwaters' operating activities.

         Selling, General and Administrative Expenses. These expenses increased $87.1 million to $155.3 million for 2005 from $68.2 million for 2004. The increase in 2005 was due primarily to an increase in stock-based compensation expense of approximately $29.7 million and the fiscal 2004 acquisitions (approximately $53.1 million). A substantial portion of the expense related to stock-based compensation represent the expense associated with the grant of immediate-vested SARs and the acceleration of vesting of certain stock options ($22.7 million), as explained in more detail in Note 12 to the consolidated financial statements. These two events are not likely to recur in the foreseeable future. There was only $0.3 million of stock-based compensation included in selling, general, and administrative expenses in 2004.

         Other Income and Expense. During 2005, Headwaters reported net other expense of $73.1 million compared to net other expense of $22.7 million during 2004. The change of $50.4 million was attributable to an increase in net interest expense of $38.9 million in 2005 and a net increase in other expenses of approximately $11.5 million in 2005.

         Net interest expense increased from $18.5 million in 2004 to $57.4 million in 2005 due primarily to significantly higher average levels of long-term debt in 2005 compared to 2004, as a result of the fiscal 2004 acquisitions. Headwaters incurred approximately $11.4 million of interest expense related to the early repayment of senior debt in 2005, consisting of accelerated amortization of debt issue costs of $7.4 million plus $4.0 million of prepayment penalties. In connection with the reduction of the amount of senior debt hedged from $300.0 million to $150.0 million, as allowed under terms of the amended credit facility, Headwaters recognized a gain of approximately $1.0 million, which was recorded as a reduction in interest expense.

         The net change in other expenses of $11.5 million consisted primarily of a $16.1 million increase in costs related to Headwaters' investment in the coal-based solid alternative fuel production facility described in Note 14 to the consolidated financial statements, partially reduced by $4.0 million of losses on notes receivable and other asset write-offs in 2004 that did not recur in 2005 and an increase of $0.8 million in gain on disposition of property, plant and equipment.

         Income Tax Provision. Headwaters' effective income tax rate for 2005 was approximately 26%. This compares to an effective tax rate of approximately 39% for 2004. The primary reason for the decrease in the effective tax rate is the federal income tax credits available as a result of Headwaters' investment in an entity that owns and operates a coal-based solid alternative fuel production facility (see Note 14 to the consolidated financial statements), as well as Headwaters' ownership of two other alternative fuel production facilities that began operating in 2005. The alternative fuel produced at these three facilities through December 2007 qualifies for tax credits pursuant to
Section 29 of the Internal Revenue Code. Excluding the effect of the tax credits, Headwaters' effective tax rate in 2005 would have been approximately 38.5%.

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

         Construction Materials Segment. Sales of construction materials during 2004 were $134.0 million with a corresponding direct cost of $95.3 million. Sales of construction materials during 2003 were $49.4 million with a corresponding direct cost of $38.3 million. The increase in sales of construction materials during 2004 was due primarily to the acquisitions of Eldorado in June 2004, SCP in July 2004 and Tapco in September 2004. Revenues for these acquired companies for 2004 totaled $84.1 million. The increase in gross margin percentage from 2003 to 2004 was due primarily to significantly higher margins from the operations of the acquired businesses, partially offset by certain inventory and other balance sheet adjustments, some of which related to original purchase price allocations, related to the legacy construction materials businesses.

         CCP Segment. CCP revenues for 2004 were $210.2 million with a corresponding direct cost of $155.8 million. CCP revenues for 2003 were $169.9 million with a corresponding direct cost of $128.1 million. The increase in CCP revenues during 2004 was due primarily to increased demand for high value CCP products, the acquisition of VFL in April 2004, and the renegotiation of certain service agreements. The increased demand for high value fly ash products was the result of continued strength in the construction market coupled with a tight market for cement, with cement shortages occurring in some regional markets. These conditions allowed Headwaters to increase prices in certain CCP markets. VFL's revenues for 2004 totaled $16.9 million. The gross margin percentage increased from 2003 to 2004 by approximately 1% due primarily to benefits realized from the renegotiation of the service agreements.

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

         Amortization. Amortization increased by $2.6 million to $9.1 million in 2004 from $6.5 million in 2003. The increase was primarily attributable to the 2004 acquisitions and the resulting increase in amortizable intangible assets.

         Research and Development. Research and development expenses increased by $2.6 million to $7.6 million in 2004 from $5.0 million in 2003. The increase was primarily attributable to increased HTI research and development activities.

         Selling, General and Administrative Expenses. These expenses increased $26.8 million to $68.2 million for 2004 from $41.4 million for 2003. The increase in 2004 was due primarily to the 2004 acquisitions ($13.2 million) and increased incentive pay expenses ($8.4 million), along with certain increases in various other costs incidental to growth, primarily payroll-related costs. The increase in incentive pay expenses was the result of obligations under Headwaters' incentive bonus plans, resulting from improved operating results in 2004, a significant portion of which related to revenue recognized from escrowed funds in March 2004, as previously discussed.

         Other Income and Expense. During 2004, Headwaters reported net other expense of $22.6 million compared to net other expense of $17.0 million during 2003. The change of $5.6 million was primarily attributable to an increase in net interest expense of $3.1 million in 2004 and a net increase in other expenses of $2.5 million in 2004.

         Net interest expense increased from $15.4 million in 2003 to $18.5 million in 2004, due primarily to higher average levels of long-term debt in 2004 compared to 2003, primarily related to the 2004 acquisitions, and accelerated non-cash interest expense related to the substantial increase in debt repayments that were made in 2004 compared to 2003. In 2004, debt repayments totaled approximately $287.2 million, which consisted largely of early repayments. In 2003, debt repayments totaled approximately $40.2 million. As a result of the increase in repayments in 2004, non-cash interest expense, representing amortization of debt discount and debt issue costs, increased from $3.9 million in 2003 to $6.0 million in 2004.

         The net change in other expenses of $2.5 million consisted primarily of a write-off of $0.8 million of deferred acquisition costs related to projects that were abandoned in 2004 and an increase of $1.4 million in losses on disposition of property, plant and equipment in 2004.

         Income Tax Provision. In 2004, Headwaters recorded an income tax provision at an effective tax rate of approximately 38.8%. In 2003, the effective tax rate was approximately the same at 39.0%.

Impact of Inflation and Related Matters

         Headwaters' operations have been impacted in 2005 by rising costs for chemical reagents in the alternative energy segment, by increased cement, polypropylene and poly-vinyl chloride costs in the construction materials segment and by increased fuel costs that have affected transportation costs in most of Headwaters' business units. The increased costs of chemical reagents, polypropylene, poly-vinyl chloride and fuel are directly related to the increase in prices of oil and other petroleum-based materials. The increased costs of cement are caused primarily by a lack of adequate supplies in some regions of the U.S.

         Headwaters has been successful in passing on some, but not all, of the increased material and transportation costs to customers. It is not possible to predict the future trend of material and transportation costs, nor the ability of Headwaters to pass on any future price increases to customers. It is also not possible to predict the impact of potential future cement supply shortages on Headwaters' ability to procure needed supplies in its construction materials business.

Liquidity and Capital Resources

         Summary of Cash Flow Activities. Net cash provided by operating activities during 2005 was $151.2 million compared to $91.9 million during 2004. The change was attributable to increases in 2005 in net income ($57.0 million), depreciation and amortization ($36.2 million) and non-cash stock-based compensation ($33.5 million), reduced by deferred taxes ($31.2 million) and other items ($36.2 million net).

         In 2004, Headwaters issued 5.0 million shares of common stock in an underwritten public offering for net cash proceeds of $90.3 million. Headwaters used $50.0 million of the cash generated from the issuance of common stock to repay debt, and the remaining proceeds were temporarily invested in short-term trading investments and ultimately used for acquisitions. In 2005, Headwaters issued 6.9 million shares of common stock in another underwritten public offering for net cash proceeds of $198.8 million. Headwaters also used these proceeds to repay debt. During 2005, $320.2 million of debt was repaid, net of proceeds from issuance of debt, compared to a net $780.9 million increase in debt in 2004. In 2004, the primary investing activity consisted of four acquisitions resulting in total net cash payments of $952.3 million. In 2005 the primary investing activity consisted of the purchase of property, plant and equipment for total cash payments of $56.6 million. More details about Headwaters' investing and financing activities are provided in the following paragraphs.

         Investing Activities. As described in more detail in Note 3 to the consolidated financial statements, Headwaters acquired four companies in fiscal 2004. Primarily as a result of these acquisitions, expenditures for property, plant and equipment increased substantially from 2004 ($14.0 million) to 2005 ($56.6 million). These capital expenditures primarily relate to the construction materials segment ($44.4 million). Capital expenditures for 2006 are currently expected to approximate the limitation on such expenditures of $72.0 million included in the senior debt covenants. A significant portion of Headwaters' 2006 capital expenditures relate to expansion of operations, rather than "maintenance" of operating capacity, and a significant portion of the anticipated increase in capital expenditures from 2005 to 2006 is expected to be in the CCP and alternative energy segments. The "unused" amounts of the annual capital expenditures limits in the senior debt agreements can generally be

"carried over" from year to year. As of September 30, 2005, Headwaters was committed to spend approximately $7.4 million on capital projects that were in various stages of completion.

         Headwaters intends to continue to expand its business through growth of existing operations, commercialization of technologies currently being developed, and strategic acquisitions of products or entities that expand Headwaters' current operating platform. Acquisitions are an important part of Headwaters' business strategy and to that end, Headwaters routinely reviews potential complementary acquisitions, including those in the areas of construction materials, CCP marketing, and coal and catalyst technologies. It is possible that some portion of future cash and cash equivalents and/or proceeds from the issuance of stock or debt will be used to fund acquisitions of complementary businesses in the chemical, energy, building products and related industries. The senior secured credit agreement limits acquisitions to $50.0 million each fiscal year, of which cash consideration may not exceed $30.0 million, unless Headwaters' "total leverage ratio," as defined, is less than or equal to 3.50:1.0, after giving effect to an acquisition, in which case the foregoing $30.0 million cash limitation does not apply. The senior secured credit agreement also limits the amount Headwaters can invest in joint ventures and other less than 100%-owned entities.

         In 2004, Headwaters acquired certain assets of SCP and assumed all of SCP's outstanding debt. Headwaters agreed to pay an earn-out to the sellers if certain earnings targets are exceeded during the 12 months ending December 31, 2005 (the "earn-out period"). The additional earn-out consideration will be the product of 5.7 times the amount that earnings before interest, taxes, depreciation and amortization ("EBITDA") of SCP exceed $5.5 million during the earn-out period. Headwaters currently expects earn-out consideration in the range of approximately $10.0 million to $12.5 million could be paid, depending on performance.

         As described in more detail in Note 14 to the consolidated financial statements, in September 2004, Headwaters purchased a 9% variable interest in an entity that owns and operates a coal-based solid alternative fuel production facility, where Headwaters is not the primary beneficiary. In December 2004, Headwaters purchased an additional 10% variable interest in this entity. Headwaters' 19% minority interest was acquired in exchange for initial cash payments totaling $0.5 million and an obligation to pay $15.0 million in monthly installments from October 2004 through December 2007. This obligation, recorded in other accrued liabilities and other long-term liabilities in the consolidated balance sheet (totaling $12.2 million at September 30, 2005), bears interest at an 8% rate. Headwaters also agreed to make additional payments to the seller based on a pro-rata allocation of the tax credits generated by the facility, also through December 2007. These additional contractual payments, along with the amortization of the $15.5 million investment, are recorded in other expense in the consolidated statement of income.

         The alternative fuel produced at the facility through December 2007 qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code, and Headwaters is entitled to receive its pro-rata share of such tax credits generated. The IRS has issued a Private Letter Ruling to the owners of the facility. Headwaters has the ability, under certain conditions, to limit its liability under the fixed payment obligations currently totaling $12.2 million; therefore, Headwaters' obligation to make all of the above-described payments is effectively limited to the tax benefits Headwaters receives.

         In 2004, Headwaters entered into an agreement with Degussa AG, an international chemical company based in Germany, to jointly develop and commercialize a process for the direct synthesis of hydrogen peroxide. Under terms of the joint venture agreement, Headwaters paid $1.2 million for its investment in the joint venture in 2004, an additional $1.0 million in October 2005 and is further obligated to pay $1.0 million in 2006. Headwaters has also committed to fund 50% of the joint venture's research and development expenditures, currently limited to (euro)3.0 million, through September 2007, of which approximately (euro)2.0 million (approximately $2.4 million) remains to be paid as of September 30, 2005. Although there is no legal obligation to do so, the joint venture partners currently have long-range plans to eventually invest in large-scale hydrogen peroxide plants using the process for direct synthesis of hydrogen peroxide.

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

         Senior Secured Credit Agreements - In September 2004, Headwaters entered into two credit agreements with a syndication of lenders. The credit agreements have since been amended, most recently in October 2005. A total of $790.0 million was originally borrowed under the credit facility, which also provides for up to $60.0 million of borrowings under a revolving credit arrangement. The original proceeds were used to acquire Tapco and repay in full the remaining balance due under Headwaters' former senior secured credit agreement executed in March 2004. The $790.0 million of borrowings consisted of a first lien term loan in the amount of $640.0 million and a second lien term loan in the amount of $150.0 million. As of September 30, 2005, the second lien term loan has been repaid in its entirety. With certain limited exceptions, the first lien term loan is secured by all assets of Headwaters and is senior in priority to all other debt except for the specific SCP assets that collateralize the notes payable to banks discussed below. The terms of the credit facility, as amended, are described in more detail in the following paragraphs.

         The first lien term loan bears interest, at Headwaters' option, at either i) the London Interbank Offered Rate ("LIBOR") plus 2.0%, 2.25%, or 2.5%, depending on the credit ratings that have been most recently announced for the loans by Standard & Poors Ratings Services ("S&P") and Moody's Investors Service, Inc. ("Moody's"); or ii) the "base rate" plus 1.0%, 1.25%, or 1.5%, again depending on the credit ratings announced by S&P and Moody's. Base rate is defined as the higher of the rate announced by Morgan Stanley Senior Funding and the overnight rate charged by the Federal Reserve Bank of New York plus 0.5%. The initial interest rate on the first lien debt was set at 6.5%, but was subsequently reduced to approximately 5.4% during the quarter ended December 31, 2004 pursuant to the terms of the agreement. The interest rate on the first lien debt was approximately 5.9% at September 30, 2005. The second lien term loan bore interest, also at Headwaters' option, at either LIBOR plus 5.5%, or the "base rate" plus 4.5%. The initial interest rate on the second lien debt was set at 9.75%, but was subsequently reduced to approximately 7.7% during the quarter ended December 31, 2004 pursuant to the terms of the agreement. Headwaters can lock in new LIBOR rates for the first lien loan for one, two, three or six months. The most recent rate change occurred in October 2005.

         The first lien term loan ($442.7 million outstanding at September 30, 2005) is repayable in quarterly installments of principal and interest, with minimum required quarterly principal repayments of approximately $3.4 million commencing in November 2005 through August 2010, with three repayments of approximately $125.2 million each from November 2010 through April 2011, the termination date. Interest is generally due on a quarterly basis.

         During 2005, Headwaters repaid a total of $197.3 million of the first lien term loan and all of the second lien term loan ($150.0 million). As a result of the early repayments, accelerations of amortization of the related debt issue costs totaling approximately $7.4 million were charged to interest expense. Prepayment penalties totaling $4.0 million were paid related to the early repayments of the second lien term debt, which amount was also charged to interest expense.

         There are mandatory prepayments of the first lien term loan in the event of certain asset sales and debt and equity issuances and from "excess cash flow," as defined in the agreement. Optional prepayments of the first lien term loan are generally permitted without penalty or premium, except where the proceeds for repayment are obtained from a "financing," as defined, consummated for the purpose of lowering the interest rate on the first lien debt, in which case there is a 1% prepayment penalty. Optional prepayments of the second lien term were restricted and required prepayment penalties ranging up to 3% of the prepayments made in the first year and 2% in the second year. Once repaid in full or in part, no further reborrowings under either of the term loan arrangements can be made.

         As required by the senior secured credit facility, Headwaters entered into certain other agreements to limit its variable interest rate exposure. The first set of agreements effectively established the maximum LIBOR rate for $300.0 million (subsequently reduced to $150.0 million) of the senior secured debt at 5.0% through September 8, 2005. The second set of agreements effectively set the LIBOR rate at 3.71% for $300.0 million ($150.0 million as of September 30, 2005) of this debt for the period commencing September 8, 2005 through September 8, 2007. During 2005, Headwaters reduced the amount of senior debt hedged from $300.0 million to $150.0 million, as allowed under terms of the amended credit facility, and recognized a gain of approximately $1.0 million, which was recorded as a reduction in interest expense.

         Headwaters accounts for the agreements which limit its variable interest rate exposure as cash flow hedges, and accordingly, the fair market value of the hedges is reflected in the consolidated balance sheet as either other assets or other liabilities. The market value of the hedges can fluctuate significantly over a relatively short period of time. The hedges had a market value at September 30, 2005 of approximately $2.1 million, which, net of $0.8 million of income taxes, represents other comprehensive income for 2005. Total comprehensive income was approximately $122.6 million for 2005. Total comprehensive income did not differ from net income in 2003 or 2004.

         Convertible Senior Subordinated Notes - In connection with the Eldorado acquisition, Headwaters issued $172.5 million of 2.875% convertible senior subordinated notes due 2016. These notes are subordinate to the senior secured debt described above. Holders of the notes may convert the notes into shares of Headwaters' common stock at a conversion rate of 33.3333 shares per $1,000 principal amount ($30 conversion price), or 5.75 million aggregate shares of common stock, contingent upon certain events. The conversion rate adjusts for events related to Headwaters' common stock, including common stock issued as a dividend, rights or warrants to purchase common stock issued to all holders of Headwaters' common stock, and other similar rights or events that apply to all holders of common stock.

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

         Headwaters has included the additional shares of common stock contingently issuable under the notes in its diluted EPS calculations on an if-converted basis, as described in more detail in Note 13 to the consolidated financial statements.

         Notes Payable to a Bank - In connection with the acquisition of SCP in July 2004, Headwaters assumed SCP's obligations under its notes payable to a bank. The notes require monthly interest and quarterly principal payments and bear interest at variable rates, which as of September 30, 2005, ranged from 4.5% to 6.25%. Because the notes are callable by the bank, Headwaters has included the outstanding balance in current portion of long-term debt in the consolidated balance sheet. The notes are collateralized by certain assets of SCP and contain financial covenants specific to SCP, including a minimum fixed charge coverage ratio, a leverage ratio requirement, and limitations on capital expenditures. Headwaters is in compliance with all debt covenants as of September 30, 2005.

         Options and Employee Stock Purchases - In 2005, cash proceeds from the exercise of options and employee stock purchases totaled $14.9 million, compared to $9.1 million of proceeds in 2004. Option exercise activity is largely dependent on Headwaters' stock price and is not predictable. To the extent non-qualified stock options are exercised, or there are disqualifying dispositions of shares obtained upon the exercise of incentive stock options, Headwaters receives an income tax deduction generally equal to the income recognized by the optionee. Such amounts, reflected in cash flows from operations in 2004 and in cash flows from financing activities in 2005 (in accordance with the requirements of SFAS No. 123R) in the consolidated statements of cash flows, were $4.1 million in 2004 and $8.1 million in 2005. These income tax deductions do not affect income tax expense or the effective income tax rate; rather they are reflected as increases in capital in excess of par value in the consolidated balance sheet.

         Working Capital. In 2005, Headwaters' working capital increased by $72.9 million, to $117.3 million as of September 30, 2005. Headwaters expects operations to produce positive cash flows in future periods. Additionally, Headwaters will receive more than $70.0 million in January 2006 as part of the settlement of the AJG litigation (see Note 14 to the consolidated financial statements). As a result of all of these factors, Headwaters expects working capital will be sufficient for operating needs for the next 12 months.

         Long-term Debt. Due to the September 2004 issuance of senior debt and the covenants associated with that debt, as described below, Headwaters currently has limited ability to obtain significant additional amounts of long-term debt. However, as provided for in the senior debt agreements, Headwaters has available $60.0 million under a revolving credit arrangement. Borrowings under the revolving credit arrangement are generally subject to the terms of the first lien loan agreement and bear interest at either LIBOR plus 1.75% to 2.5% (depending on Headwaters' "total leverage ratio," as defined), or the base rate plus 0.75% to 1.5%. Borrowings and reborrowings of any available portion of the $60.0 million revolver can be made at any time through September 2009, when all loans must be repaid and the revolving credit arrangement terminates. The fees for the unused portion of the revolving credit arrangement range from 0.5% to 0.75% (depending on Headwaters' "total leverage ratio," as defined). As of September 30, 2005, Headwaters had $30.0 million of borrowings outstanding under the revolving credit arrangement. Because Headwaters' intent was to repay the outstanding borrowings under the revolving credit arrangement within 12 months, this amount is reflected as current in the consolidated balance sheet as of September 30, 2005. The credit agreement also allows for the issuance of letters of credit, provided there is capacity under the revolving credit arrangement. As of September 30, 2005, six letters of credit totaling $5.5 million were outstanding, with expiration dates ranging from January 2006 to December 2006. Subsequent to September 30, 2005, an additional letter of credit was issued in the amount of $2.7 million, expiring in October 2006.

         Headwaters may, in the future, make optional prepayments of the senior debt depending on actual cash flows, Headwaters' current and expected cash requirements and other applicable factors deemed significant by management.

         The credit agreements contain restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset sales and liens, annual capital expenditures in excess of $62.0 million for 2005, $72.0 million for 2006 and $75.0 million for 2007 through 2011, and the payment of dividends, among others. In addition, Headwaters must maintain certain leverage and fixed charge coverage ratios, as those terms are defined in the agreements. Under the most restrictive covenants, contained in the first lien agreement, Headwaters must maintain i) a total leverage ratio of 4.5:1.0 or less, declining periodically to 3.5:1.0 in 2010; ii) a maximum ratio of consolidated senior funded indebtedness minus subordinated indebtedness to EBITDA of 3.5:1.0, declining periodically to 2.5:1.0 in 2010; and iii) a minimum ratio of EBITDA plus rent payments for the four preceding fiscal quarters to scheduled payments of principal and interest on all indebtedness for the next four fiscal quarters of 1.10:1.0 through September 30, 2006, and 1.25:1.0 thereafter. Headwaters is in compliance with all debt covenants as of September 30, 2005.

         As described above, Headwaters has approximately $481.4 million of variable-rate long-term debt outstanding as of September 30, 2005, consisting of $472.7 million of senior debt and $8.7 million of notes payable to a bank. Considering all outstanding balances of variable-rate debt (reduced by the $150.0 million of senior debt that effectively has a fixed interest rate until September 8, 2007) and required principal repayments, a change in the interest rate of 1% would change Headwaters' interest expense by approximately $3.0 million during the 12 months ending September 30, 2006.

         Income Taxes. As discussed previously, cash payments for income taxes are reduced for tax deductions resulting from disqualifying dispositions of incentive stock options and from the exercise of non-qualified stock options, which reduction totaled $8.1 million in 2005. Headwaters' cash requirements for income taxes are expected to generally approximate the income tax provision. There is some lag in paying estimated taxes during a fiscal year due to the seasonality of operations and because estimated income tax payments are typically based on annualizing the fiscal year's income based on year-to-date results. There is also some lag in realizing the cash benefits from the utilization of tax credits due to the interaction of Headwaters' September 30 fiscal year end and the different fiscal year ends of the entities through which Headwaters receives the tax credits.

         Headwaters' effective income tax rate for 2005 was approximately 26%. This compares to an effective tax rate of approximately 39% for 2004. The primary reason for the decrease in the effective tax rate is the federal income tax credits available as a result of Headwaters' investment in an entity that owns and operates a coal-based solid alternative fuel production facility (see
Note 14 to the consolidated financial statements), as well as Headwaters' ownership of two other alternative fuel production facilities that began operating in 2005. The alternative fuel produced at these three facilities through December 2007 qualifies for tax credits pursuant to Section 29 of the

Internal Revenue Code. Excluding the effect of the tax credits, Headwaters' effective tax rate in 2005 would have been approximately 38.5%.

         Summary of Future Cash Requirements. Significant future cash uses, in addition to operational working capital requirements, are currently expected to consist primarily of debt service payments on outstanding long-term debt, capital expenditures and income taxes.

Off-Balance Sheet Arrangements

         Although Headwaters has operating leases for certain facilities and equipment, and hedge agreements to limit its exposure to interest rate increases, Headwaters does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Contractual Obligations and Contingent Liabilities and Commitments

         The following table presents a summary of Headwaters' contractual obligations by period as of September 30, 2005.

                                                                  Payments due by Fiscal Year
                                                   -----------------------------------------------------------
                                                                             2007 -      2009 -      After
       (in millions)                                 Total        2006        2008        2010        2010
       -------------------------------------------------------------------------------------------------------
       Senior secured debt                             $472.7      $ 43.5      $ 26.8      $ 26.8      $375.6
       Convertible senior subordinated notes            172.5          --          --          --       172.5
       Other long-term debt                               8.8         8.7         0.1          --          --
                                                   -----------------------------------------------------------
            Total long-term debt                        654.0        52.2        26.9        26.8       548.1
       Interest payments on long-term debt              183.4        31.7        58.9        55.6        37.2
       Operating lease obligations                       71.2        20.0        29.4        13.4         8.4
       Unconditional purchase obligations                50.8        12.2        16.4        14.5         7.7
       Investment and joint venture obligations          16.6         8.3         8.3          --          --
       Capital expenditures                               7.4         7.4          --          --          --
       Other long-term obligations                        6.6         3.0         2.4         1.2          --
                                                   -----------------------------------------------------------
            Total contractual cash obligations         $990.0      $134.8      $142.3      $111.5      $601.4
                                                   ===========================================================

         As provided for in the senior debt agreements, Headwaters has available $60.0 million under a revolving credit arrangement. Borrowings and reborrowings of any available portion of the $60.0 million revolver can be made at any time through September 2009, when all loans must be repaid and the revolving credit arrangement terminates. As of September 30, 2005, Headwaters had $30.0 million of borrowings outstanding under the revolving credit arrangement. The credit agreement allows for the issuance of letters of credit, provided there is capacity under the revolving credit arrangement. As of September 30, 2005, six letters of credit totaling $5.5 million were outstanding, with expiration dates ranging from January 2006 to December 2006. Subsequent to September 30, 2005, an additional letter of credit was issued in the amount of $2.7 million, expiring in October 2006.

         In 2004, Headwaters acquired certain assets of SCP and assumed all of SCP's outstanding debt. Headwaters agreed to pay an earn-out to the sellers if certain earnings targets are exceeded during the 12 months ending December 31, 2005 (the "earn-out period"). The additional earn-out consideration will be the product of 5.7 times the amount that earnings before interest, taxes, depreciation and amortization ("EBITDA") of SCP exceed $5.5 million during the earn-out period. Headwaters currently expects earn-out consideration in the range of approximately $10.0 million to $12.5 million could be paid, depending on performance.

         Subsequent to September 30, 2005, Tapco acquired certain assets and assumed certain liabilities of Max Manufacturing & Roofing, LLC. Total consideration, including potential future deferred payments, is not material.

         Headwaters has ongoing litigation and asserted claims which have been incurred during the normal course of business, including the items discussed below and in Note 14 to the consolidated financial statements. Headwaters intends to vigorously defend or resolve these matters by settlement, as appropriate. Management does not currently believe that the outcome of these matters will have a material adverse effect on Headwaters' operations, cash flows or financial position.

         In 2005, Headwaters incurred approximately $4.3 million of expense for legal matters, exclusive of costs for outside legal counsel. This amount includes accruals for or payments made relating to settlements achieved, plus Headwaters' estimates of the probable liability for unresolved matters, giving consideration in certain instances to amounts for which Headwaters is willing to settle. Headwaters currently believes the range of potential loss for unresolved matters, excluding costs for outside counsel, is from $4.0 million up to the amounts sought by claimants and has recorded a total liability as of September 30, 2005 of $4.0 million. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Our outside counsel currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability to Headwaters.

         The matters discussed in Note 14 raise difficult and complex legal and factual issues, and the resolution of these issues is subject to many uncertainties, including the facts and circumstances of each case, the jurisdiction in which each case is brought, and the future decisions of juries, judges, and arbitrators. Therefore, although management believes that the claims asserted against Headwaters in the named cases lack merit, there is a possibility of material losses in excess of the amounts accrued if one or more of the cases were to be determined adversely against Headwaters for a substantial amount of the damages asserted. Therefore, it is possible that a change in the estimates of probable liability could occur, and the changes could be material. Additionally, as with any litigation, these proceedings require that Headwaters incur substantial costs, including attorneys' fees, managerial time, and other personnel resources and costs in pursuing resolution.

         Costs paid to outside legal counsel for litigation, which have historically comprised the majority of Headwaters' litigation-related costs, totaled approximately $3.0 million in 2003, $3.8 million in 2004 and $5.4 million in 2005 (exclusive of a reimbursement of legal costs in 2005 for approximately $6.5 million received in connection with the AJG litigation settlement discussed below). It is not possible to estimate what litigation-related costs will be in future periods.

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

         This litigation came to the trial phase in January 2005. The jury reached a verdict substantially in favor of Headwaters and the court entered a judgment for Headwaters against AJG in the amount of approximately $175.0 million which included approximately $32.0 million in prejudgment interest. In May 2005, Headwaters and AJG entered into a settlement agreement which provided for payments to Headwaters in the amount of $50.0 million at the time of settlement (which payment was received in May 2005), $70.0 million (related to a contract modification for use of technology) in January 2006, and certain quarterly payments based upon tax credits associated with AJG's facilities for calendar years 2005 through 2007. Payments based upon tax credits associated with AJG's facilities for the first three quarters of calendar year 2005 are expected to be received in January 2006, with all other quarterly payments for 2005 through 2007 payable 45 days after the end of each quarter. Payments based upon tax credits for 2005 through 2007 are subject to downward adjustment or elimination if a phase-out of section 29 tax credits occurs due to high oil prices.

         Headwaters recognized the $50.0 million contract litigation settlement gain, net of payments due to a third party, as a reduction in operating costs and expenses in the quarter ended June 30, 2005. The $70.0 million, net of payments due to a third party, is being recognized as revenue over calendar years 2005 through 2007. The ongoing quarterly payments based upon tax credits are being recognized as revenue in accordance with Headwaters' revenue recognition policy for license fee revenue.

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

         As described in Note 12 to the consolidated financial statements, in 2005, in conjunction with the gain recognized from the AJG litigation settlement, the Compensation Committee of the Board of Directors ("Committee") granted to certain officers and employees stock incentive awards consisting of SARs and stock options. The Committee also approved the acceleration of vesting of certain outstanding stock options and the payment of incentive cash bonuses totaling approximately $5.8 million, which were paid in 2005. The stock incentive awards were intended to accelerate approximately five years of long-term incentive compensation into 2005. A significant portion of the awards is based on the achievement of performance criteria related to the economic growth ("EVA") of Headwaters, which the Committee believes would lead to the creation of significant long-term stockholder value. In addition to the above actions, the Committee also authorized the grant of performance unit awards, to be settled in cash, based on performance criteria tied to the economic value created or preserved by one of Headwaters' business units after December 2007. The grants of performance units were not made until November 2005 and could result in the payments to employees of a maximum amount of approximately $3.6 million if all performance criteria are met.

Section 29 Matters

         Headwaters Energy Services' license fees and revenues from sales of chemical reagents depend on the ability of licensees and customers to manufacture and sell qualified synthetic fuels that generate tax credits under
Section 29 of the Internal Revenue Code. From time to time, issues arise as to the availability of tax credits, including the items discussed below.

         Legislation. Under current law, Section 29 tax credits for synthetic fuel produced from coal expire on December 31, 2007. In addition, there have been initiatives from time to time to consider the early repeal or modification of Section 29. Most recently, in April 2005, an amendment to Section 29 was proposed in the House Ways and Means Committee of the United States House of Representatives that would have repealed the Section 29 credit for synthetic fuel produced from coal. The committee failed to approve the proposed amendment, but the amendment or other similar legislation could be reintroduced. If Section 29 expires at the end of 2007 or if it is repealed or adversely modified, synthetic fuel facilities would probably either close or substantially curtail production. At this time, given current prices of coal and costs of synthetic fuel production, Headwaters does not believe that production of synthetic fuel will be profitable absent the tax credits. In addition, if Headwaters' licensees close their facilities or materially reduce production activities (whether after 2007, or upon earlier repeal or adverse modification of Section 29, or for any other reason), it would have a material adverse effect on the revenues and net income of Headwaters.

         Phase-Out. Section 29 tax credits are subject to phase-out after the average annual wellhead domestic oil price ("reference price") reaches a beginning phase-out threshold price, and are eliminated entirely if the reference price reaches the full phase-out price. For calendar 2004, the reference price was $36.75 per barrel and the phase-out range began at $51.35 and would have fully phased out tax credits at $64.47 per barrel. For calendar 2005, through August 31, 2005, the average reference price is $47.85 per barrel, and an estimate of the phase-out range (computed by increasing the 2004 inflation adjustment factor by 2%) begins at $52.38 and completes phase-out at $65.76 per barrel.

         In an environment of high oil prices, the risk of phase-out increases. Headwaters' customers and licensees will make their own assessments of phase-out risk. If customers and licensees perceive a potential negative impact from phase-out, they may reduce or stop synthetic fuel production or require Headwaters to share in the costs associated with phase-out. These events may materially adversely affect Headwaters' future revenue and net income.

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

Recent Accounting Pronouncements

         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage, requiring that such costs be recognized as current-period costs regardless of whether they meet the criterion of "so abnormal," currently required by the guidance in ARB No. 43, Chapter 4, "Inventory Pricing." SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, which for Headwaters is fiscal 2006. Because the provisions of this standard must be applied prospectively, there will be no effect on previously-issued financial statements. It is not possible to predict the effect SFAS No. 151 might have on future reported results because it will depend on the levels of "abnormal" inventory costs incurred in the future, if any.

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

Risks Relating to Our Business

Section 29 of the Internal Revenue Code ("Section 29") tax credits are subject to phase-out if the unregulated average annual oil price reaches $51.35 per barrel in calendar 2004.

         Tax credits claimed by an alternative fuel facility operator may begin to be phased out or eliminated prior to their scheduled expiration on December 31, 2007 if the "reference price" of oil exceeds an average annual range of oil prices, adjusted annually for inflation. In April of each year, the Internal Revenue Service ("IRS") announces the phase-out range of oil prices for the prior tax year. For example, in April 2005, the IRS announced that the phase-out range for 2004 began at $51.35 per barrel and ended with a $0 tax credit at $64.47 per barrel. Because the calendar year 2004 average oil price did not fall within the range, there was not a phase-out of the credit for qualified fuel sold in 2004. Based upon 2005 oil prices as of the date hereof, Headwaters does not believe that there will be any phase-out of Section 29 tax credits for calendar 2005. However, it is not possible to predict whether oil prices for calendar 2006 might result in a tax credit phase-out in calendar 2006. If the
Section 29 tax credits are phased out in whole or in material part, HES' profitability will be severely affected.

         The reference price of oil and the inflation adjustment factor ("IAF") are determined annually (and released in the first week of April for the previous year), while the predetermined oil price range is fixed, but adjusted annually for inflation. The reference price of oil is defined as the annual average wellhead price per barrel for all domestic crude oil not subject to regulation by the United States. Tax credits are usually claimed by corporations according to the tax year in which the alternative fuel is actually produced and sold, which may be different than the calendar year. Since the government updates phase-out criteria each April for alternative fuel produced during the previous calendar year, it is possible that the price of oil could impact the decisions of facility owners to continue alternative fuel production beginning with the first quarter of calendar year 2006.

         During 2005, uncertainties surrounding crude oil production from foreign sources, growing concerns of remaining world oil reserves, and weather, among other things, have resulted in annual average oil prices that approach the lower threshold of the phase-out range. Headwaters' licensees and customers continue to closely watch oil price trends and will consider whether or not to operate their facilities in 2006 depending upon their view of future oil prices. Some facility owners have attempted to protect their positions by purchasing oil futures hedges and requiring that Headwaters share the cost of such hedges, while others have considered these actions too risky and expensive, and may elect to simply curtail or eliminate production should high oil prices indicate phase-out likelihood. Decisions by Headwaters' licensees or customers to curtail or eliminate production will severely affect our profitability.

A significant increase in the price of petrochemical feedstocks used to make latex materials which are in turn used in the production of Headwaters Energy Services reagents that cannot be passed on to customers could have a significant adverse effect on net income. Further, Headwaters Energy Services depends upon a single supplier for the production of reagents, the interruption of which would materially disrupt Headwaters Energy Services' ability to supply products to its customers, resulting in lost revenues and the potential loss of customers.

         HES reagents, which provide a majority of HES' revenues, are manufactured from latex by a single supplier, Dow Reichhold LLC. The price of latex is primarily a function of manufacturing capacity, demand and the prices of petrochemical feedstocks, crude oil and natural gas liquids. Historically, the market price of latex has fluctuated, and significantly increased in 2005. Further significant increases in the price of latex that cannot be passed on to customers could have a significant adverse effect on our net income. HES does not inventory reagents for sale to customers and alternative sources meeting HES' requirements would be difficult to arrange. Therefore, HES' ability to provide reagents to its customers could be materially disrupted if the supply of reagents or feedstock latex materials were interrupted for any reason. Such an interruption and the resulting inability to supply HES' customers with reagents could adversely impact HES' revenues and potentially our relationships with HES' customers.

If the tax credits under Section 29 of the Internal Revenue Code are repealed or adversely modified, Headwaters Energy Services' profitability will be severely affected.

         HES' license fees and revenues from sales of chemical reagents depend on the ability of our licensees and customers to manufacture and sell qualified alternative fuels that generate tax credits. Under current law, Section 29 tax credits are not available for alternative fuel sold after December 31, 2007. In addition, there have been initiatives from time to time to consider the early repeal or modification of Section 29. For example, in February 2005, a bill was reintroduced in the United States House of Representatives that would repeal the
Section 29 credit for alternative fuel produced from coal. If Section 29 expires at the end of 2007 or if it is repealed or adversely modified, alternative fuel facilities would probably either close or substantially curtail production. At this time, given current prices of coal and costs of alternative fuel production, we do not believe that production of alternative fuel will be profitable absent the tax credits. In addition, if our licensees close their facilities or materially reduce production activities (whether after 2007, upon earlier repeal or adverse modification of Section 29 or for any other reason), it would have a material adverse effect on the revenues and net income of Headwaters.

If our licensees' demand for Section 29 tax credits decreases, Headwaters Energy Services' revenues will decrease.

         HES' business depends upon the ability of our licensees and chemical reagent customers to utilize Section 29 tax credits as payments under our contracts are ultimately based on our customers' production of alternative fuels. Their ability to utilize tax credits depends upon their taxable income. A decline in the profitability of our licensees could reduce their ability to utilize tax credits, and, in turn, could lead to a reduction in the production of alternative fuel at their facilities. Such licensees could sell their facilities to a taxpayer with more capacity to utilize the tax credits, but any such transfer could result in short-term or long-term disruption of operations, and therefore adversely affect our revenues and net income.

IRS reviews under Section 29 may adversely affect our licensees' production of alternative fuel and therefore may adversely affect Headwaters Energy Services' profitability.

         The issuance of private letter rulings ("PLRs") under Section 29 by the IRS is important to the willingness of the owners of alternative fuel facilities to operate and to their ability to transfer ownership of those facilities. However, PLRs may be modified or revoked by the IRS.

         The IRS has suspended the issuance of PLRs to alternative fuel facility owners several times in the past, including most recently in 2003, and the IRS may suspend the issuance of PLRs in the future. In 2003, following an IRS announcement that it would suspend issuance of PLRs because it questioned the scientific validity of procedures and tests performed by alternative fuel facility operators to determine that the fuel satisfied the requirements of
Section 29, certain of Headwaters' licensees reduced or ceased production, which resulted in a material impact on Headwaters' revenue and net income. While the IRS later indicated it would resume the issuance of PLRs, it has continued to express concerns regarding the sampling and data/record retention practices prevalent in the alternative fuels industry and subsequent PLRs have required taxpayers (i) to maintain sampling and quality control procedures that conform to American Society for Testing and Materials or other appropriate industry guidelines at the alternative fuel facilities, (ii) to obtain regular reports from independent laboratories that have analyzed the fuel produced in such facilities to verify that the coal used to produce the fuel undergoes a significant chemical change and (iii) to maintain records and data underlying the reports that taxpayers obtain from independent laboratories including raw

Fourier Transform InfraRed ("FTIR") data and processed FTIR data sufficient to document the selection of absorption peaks and integration points. The expression of IRS concern regarding current practices in the industry may adversely affect the willingness of buyers to engage in transactions or on the willingness of current owners to operate their facilities. If current owners are unable to sell their facilities or are unwilling to operate them, production will not be maximized, thereby materially decreasing our revenues and net income. We cannot predict whether the IRS may conduct reviews or investigations of Section 29 tax credits in the future, or whether the outcome of IRS audits involving licensees would be favorable.

Senate investigation of Section 29 tax credits may adversely affect production by our licensees and decrease the profitability of Headwaters Energy Services.

         On October 30, 2003, the Permanent Subcommittee on Investigations of the Government Affairs Committee of the United States Senate (the "Subcommittee") issued a notification of pending investigations. The notification listed, among others, the alternative fuel tax credit as a new item to be reviewed. If the pending investigation or any future Congressional action results in findings or announcements negative to the industry, it may adversely affect the willingness of buyers to engage in transactions to purchase alternative fuel facilities or the willingness of current owners to operate their facilities, which would have a direct, negative impact on our revenues and net income.

         In July 2005, the Subcommittee described its investigation as follows:

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

         The Subcommittee conducted numerous interviews and received large volumes of data between December 2003 and March 2004. Since that time, to our knowledge, there has been little activity regarding the investigation.

If the IRS challenges or disallows Section 29 tax credits claimed by our licensees, Headwaters Energy Services' profitability may decrease because future production by these licensees may decrease.

         Licensees are subject to audit by the IRS. The IRS may challenge whether HES' licensees satisfy the requirements of Section 29, or applicable PLRs, including placed-in-service requirements, or may attempt to disallow
Section 29 tax credits for some other reason. The IRS has initiated audits of certain licensee-taxpayers who claimed Section 29 tax credits, and the outcome of any such audit is uncertain. In 2004, a licensee announced that IRS field auditors issued a notice of proposed adjustment challenging the placed-in-service date of three of its alternative fuel facilities. The licensee believes that the facilities meet the placed-in-service requirement; however, the timing and final results of the audit are unknown. In the event that tax credits are disallowed, licensees may seek recovery from Headwaters Energy Services for operational or other reasons, although we believe there would be no basis for such claims. The inability of a licensee to claim Section 29 tax credits also would reduce our future revenue from the licensee. In addition, IRS audit activity may have adversely affected the willingness of buyers to engage in transactions to purchase alternative fuel facilities or on the willingness of current owners to operate their facilities. If current owners are unable to sell their facilities or are unwilling to operate them at full capacity, production will not be maximized, which could have a significant negative effect on our revenues and net income.

If our licensees' demand for Section 29 tax credits is adversely influenced by negative publicity involving the industry or transactions principally motivated by the reduction of taxes, Headwaters Energy Services' profitability will decrease.

         There has been public scrutiny of Section 29, by the media and by policymakers. Outside the Section 29 context, there has been increased public scrutiny of transactions motivated principally by the reduction of federal income taxes. Our licensees could determine that the risk of negative publicity or public scrutiny associated with the Section 29 tax credits exceeds the financial benefits from the utilization of the credits. Such licensees may seek to mitigate or eliminate such risk by reducing or ceasing production of alternative fuel or disposing of their facilities, resulting in short-term or long-term disruption of operations, in which case our revenues and profitability would decrease.

Headwaters Energy Services' revenues result from a small number of licensees and customers, so that any short-term or long-term decisions by one or a small number of licensees and customers to decrease or halt production would cause our profitability to decrease.

         HES has 28 licensed facilities using its coal-based synthetic fuel technologies. In addition, HES sells reagents used at approximately 34 facilities owned by our licensees and other customers. License fees and reagent sales accounted for approximately 26% of our total revenues in the fiscal year ended September 30, 2005 and a higher percentage of our net income. Under current law, facilities must have been placed into service prior to July 1, 1998 to be eligible for Section 29 tax credits, so HES' business primarily depends on existing licensees and chemical reagent customers. If any of HES' significant licensees or chemical reagent customers shuts down its facilities, operates its facilities at low production levels or sells its facilities resulting in short-term or long-term disruption of operations, our revenues and net income could be materially adversely affected. HES' licensees must address all operational issues including, but not limited to, feedstock availability, cost, moisture content, British thermal unit ("Btu") content, correct chemical reagent formulation and application, operability of equipment, product durability and overall costs of operations. In some cases, licensees may be forced to relocate plants and enter into new strategic contracts to address marketing and operational issues. Licensee plant relocations disrupt production and delay generation of license fees paid to us.

         The growth of HES' revenues has depended in part on increased production over time of coal-based solid alternative fuel by its licensees. For the past several years, efficiencies in production and improvements in equipment and processes used at facilities have allowed increased production. However, facilities may be at or near capacity which could limit future growth.

Headwaters Resources primarily sells fly ash for use in concrete; if use of fly ash does not increase, Headwaters Resources may not grow.

         HRI's growth has been and continues to be dependent upon the increased use of fly ash in the production of concrete. HRI's marketing initiatives emphasize the environmental, cost and performance advantages of replacing portland cement with fly ash in the production of concrete. If HRI's marketing initiatives are not successful, HRI may not be able to sustain its growth.

If portland cement or competing replacement products are available at lower prices than fly ash, our sales of fly ash as a replacement for portland cement in concrete products could suffer, causing a decline in Headwaters Resources' revenues and net income.

         An estimated 70% of HRI's revenues for the fiscal year ended September 30, 2005 were derived from the sale of fly ash as a replacement for portland cement in concrete products. At times, there may be an overcapacity of cement in regional markets, causing potential price decreases. The markets for HRI's products are regional, in part because of the costs of transporting CCPs, and HRI's business is affected by the availability and cost of competing products in the specific regions where it conducts business. If competing products become available at prices equal to or less than fly ash, HRI's revenues and net income could decrease.

Because demand for CCPs sold by Headwaters Resources is affected by fluctuations in weather and construction cycles, Headwaters Resources' revenues and net income could decrease significantly as a result of unexpected or severe weather or slowdowns in the construction industry.

         HRI manages and markets CCPs and uses CCPs to produce construction materials. Utilities produce CCPs year-round. In comparison, sales of CCPs are generally keyed to construction market demands that tend to follow national trends in construction with predictable increases during temperate seasons and decreases during periods of severe weather. HRI's CCP sales have historically reflected these seasonal trends, with the largest percentage of total annual revenues being realized in the quarters ended June 30 and September 30. Low seasonal demand normally results in reduced shipments and revenues in the quarters ended December 31 and March 31.

         The CCP industry is cyclical because of its dependence on building construction and highway construction, including infrastructure repair, and is also affected by changes in general and local economic conditions. State construction budgets are affected adversely by economic downturns. HRI's sales could significantly decrease as a result of a downturn in the economy in one or more markets that it serves.

If Headwaters Resources' coal-fueled electric utility industry suppliers fail to provide Headwaters Resources with high-value CCPs on a timely basis, Headwaters Resources' costs could increase and our growth could be hindered.

         HRI relies on the production of CCPs by coal-fueled electric utilities. HRI has occasionally experienced delays and other problems in obtaining high-value CCPs from its suppliers and may in the future be unable to obtain high-value CCPs on the scale and within the time frames required by HRI to meet its customers' needs. If HRI is unable to obtain CCPs or if it experiences a delay in the delivery of high-value or quality CCPs, HRI may be forced to incur significant unanticipated expenses to secure alternative sources or to otherwise maintain supply to its customers. Moreover, its revenues could be adversely affected if these customers choose to find alternatives to HRI's products.

A significant increase in the price of materials used in the production of Eldorado's products that cannot be passed on to customers could have a significant adverse effect on net income. Furthermore, Eldorado depends upon limited sources for certain key production materials, the interruption of which would materially disrupt Eldorado's ability to manufacture products and supply products to its customers, resulting in lost revenues and the potential loss of customers.

         Eldorado's manufacturing processes require key production materials including cement, oxides, packaging materials, and certain types of rubber based products. The suppliers of these materials to Eldorado may experience capacity or supply constraints in meeting market demand that limit Eldorado's ability to obtain needed production materials on a timely basis or at expected prices. Eldorado has no long-term contracts with suppliers. Eldorado does not currently maintain large inventories of production materials and alternative sources meeting Eldorado's requirements could be difficult to arrange in the short term. A significant increase in the price of these materials that cannot be passed on to customers could have a significant adverse effect on our net income. Additionally, Eldorado's manufacturing and ability to provide products to its customers could be materially disrupted if this supply of materials was interrupted for any reason. Such an interruption and the resulting inability to supply Eldorado's customers with products could adversely impact Eldorado's revenues and potentially our relationships with Eldorado's customers.

With our recent acquisitions of Eldorado and Tapco, Headwaters Construction Materials has grown to be a significant part of our business and our future profitability is therefore increasingly dependent upon our operations in this industry segment.

         In June 2004, we acquired Eldorado, and in September 2004, we acquired Tapco. With the Eldorado and Tapco acquisitions, HCM has grown to be a significant part of our business. This business unit produced approximately $520 million in revenues (or approximately 49% of total revenue) for fiscal year 2005. Headwaters' future profitability therefore is highly dependent upon its ability to operate successfully in this industry segment where our operations to date have not been significant to our total revenues.

Tapco's and Eldorado's growth require continued investment of capital. If we cannot invest additional capital into Tapco and Eldorado, we may not be able to sustain or increase Tapco's and Eldorado's growth.

         Tapco and Eldorado operations both require maintenance and growth capital. Current levels of capital expenditures may be insufficient to support and sustain Tapco's and Eldorado's growth. Our senior secured credit facilities limit capital expenditures for all of Headwaters to approximately $72 million for fiscal year 2006. We believe that we will need substantially all of this capital expenditure limitation in fiscal year 2006 for operation maintenance, growth of existing businesses, and new growth initiatives.

Because Tapco's and Eldorado's markets are heavily dependent on the residential construction and remodeling market, Tapco's and Eldorado's revenues could decrease as a result of events outside our control that impact home construction and home improvement activity.

         Tapco's and Eldorado's construction markets are seasonal. The majority of their sales are in the residential construction market, which tends to slow down in the winter months. If there is more severe weather than normal, an increase in interest rates, a limit on availability of credit for homeowners which results in a slowdown in new construction or remodeling and repair activities, or other events outside of our control, there may be a negative effect on Tapco's and Eldorado's revenues if they are not able to increase market share.

Interruption of Tapco's ability to immediately ship individual or custom product orders could harm Tapco's reputation and result in lost revenues if customers turn to other sources for products.

         Tapco's construction materials business is highly dependent upon rapid shipments to contractors and distributors throughout the United States of individual orders, a large portion of which orders are manufactured upon demand to meet customer specifications. If there is significant interruption of business at any of Tapco's manufacturing plants or with Tapco's computer systems that track customer orders and production, Tapco is at risk of harming its reputation for speed and reliability with important customers and losing short-term and long-term revenues if these customers turn to other sources.

A significant increase in the price of petrochemical feedstocks used to make polypropylene which is in turn used in the production of Tapco's products that cannot be passed on to customers could have a significant adverse effect on net income. Further, Tapco depends upon a single source for polypropylene, the interruption of which would materially disrupt Tapco's ability to manufacture products and supply products to its customers, resulting in lost revenues and the potential loss of customers.

         Certain of Tapco's products, which provide a majority of Tapco's revenues, are manufactured from polypropylene, which material is sold to Tapco by a single supplier. The price of polypropylene is primarily a function of manufacturing capacity, demand and the prices of petrochemical feedstocks, crude oil and natural gas liquids. Historically, the market price of polypropylene has fluctuated, and significantly increased in 2005. A significant increase in the price of polypropylene that cannot be passed on to customers could have a significant adverse effect on our net income. There is no long-term contract with Tapco's polypropylene supplier. Tapco does not maintain large inventories of polypropylene and alternative sources meeting Tapco's requirements could be difficult to arrange in the short term. Therefore, Tapco's manufacturing and ability to provide products to its customers could be materially disrupted if this supply of polypropylene was interrupted for any reason. Such an interruption and the resulting inability to supply Tapco's customers with products could adversely impact Tapco's revenues and potentially our relationships with Tapco's customers.

Tapco's revenues would be materially adversely affected if it lost one or both of its two major customers.

         Two of Tapco's customers together accounted for approximately 22% of its revenues in its fiscal year ended September 30, 2005. There are no long-term contracts in place with these customers. Accordingly, a loss of or significant decrease in demand from these customers would have a material adverse effect on Tapco's business.

Headwaters' new businesses, processes and technologies may not be successfully developed, operated and marketed, which could affect our future profitability.

         Although Headwaters has developed several new businesses, processes and technologies (e.g., ethanol, (HC)3 and dry coal cleaning), commercialization of these businesses and technologies are in early stages. Commercial success of these new businesses and technologies will depend on our ability to enter into agreements with customers, licensees and/or joint venturers to further develop and provide adequate funding to commercialize the new businesses and technologies, as well as to develop markets for the products and technologies. We may not be able to enter into these agreements and adequate funding may not be available to fully develop and successfully commercialize our new businesses and technologies. Further, we may not be able to profitably operate our new businesses or market our technologies or products produced from them.

Headwaters Technology Innovation Group is conducting business in China, where intellectual property and other laws, as well as business conditions, may leave our intellectual property, products and technologies vulnerable to duplication by competitors and create uncertainties as to our legal rights against such competitors' actions.

         HTI has and is expected to continue to license or otherwise make its technology, including its nanotechnology and coal liquefaction technology, available to entities in China. There is a risk that foreign intellectual property laws will not protect HTI's intellectual property to the same extent as under United States laws, leaving us vulnerable to competitors who may attempt to copy our products, processes or technologies. Further, the legal system of China is based on statutory law. Under this system, prior court decisions may be cited as persuasive authority but do not have binding precedential effect. Since 1979, the Chinese government has been developing a comprehensive system of commercial laws and considerable progress has been made in the promulgation of laws and regulations dealing with economic matters, such as corporate organization and governance, foreign investment, commerce, taxation and trade. As these laws, regulations and legal requirements are relatively new and because of the limited volume of published case law and judicial interpretations and the non-binding nature of prior court decisions, the interpretation and enforcement of these laws, regulations and legal requirements involve some uncertainty. These uncertainties could limit the legal protection or recourse available to us. In addition, dependence on foreign licenses and conducting foreign operations may subject us to increased risk from political change, ownership issues or repatriation or currency exchange concerns.

Significant increases in energy and transportation costs that cannot be passed on to customers could have significant adverse effect on net income.

         We purchase a significant amount of energy from various sources to conduct our operations, including fossil fuels and electricity for production of building products and diesel fuel for distribution of our products and for production-related vehicles. In addition, fuel cost increases have increased truck and rail carrier transportation costs for our products. Fuel cost increases have in the past and may in the future adversely affect the results of our operations and our financial condition. Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control.

We operate in industries subject to significant environmental regulation, and compliance with and changes in regulation could add significantly to the costs of conducting business.

         The coal-based solid alternative fuel operations of HES and the fly ash operations of HRI and their respective customers and licensees are subject to federal, state and local environmental regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of waste products, which add to the costs of doing business and expose us to potential fines for non-compliance. If the costs of environmental compliance increase for any reason, we may not be able to pass on these costs to customers. In order to establish and operate the alternative fuel plants, power plants and operations to collect and transport CCPs and bottom ash, we, our licensees and customers have obtained various state and local permits and must comply with processes and procedures that have been approved by regulatory authorities. Any failure to comply could result in the issuance of substantial fines and penalties and cause us to incur environmental liabilities.

         Certain Eldorado, Southwest and Tapco manufacturing operations are also subject to environmental regulations and permit requirements. If Eldorado, Southwest and Tapco cannot obtain or maintain required environmental permits for their existing and planned manufacturing facilities in a timely manner or at all, they may be subject to additional costs and/or fines.

         HTI's ordinary course of business requires using its facilities to perform research and development activities involving coal, oil, chemicals and energy technologies, including liquefaction of coal. As a result, petroleum and other hazardous materials have been and are present in and on HTI's properties. Regulatory noncompliance or accidental discharges, fires, or explosions, in spite of safeguards, could create environmental or safety liabilities. Therefore, our operations entail risk of environmental damage and injury to people, and we could incur liabilities in the future arising from the discharge of pollutants into the environment, waste disposal practices, or accidents.

We are involved in litigation and claims for which we incur significant costs and are exposed to significant liability.

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

         McEwan: McEwan seeks declaratory relief as well as compensatory damages in the approximate amount of $3 million plus punitive damages.
         Boynton: Boynton seeks declaratory relief as well as compensatory damages in the approximate amount of $25 million plus punitive damages;

         Headwaters has ongoing litigation and claims incurred during the normal course of business, including the items referred to above. Headwaters intends to vigorously defend and/or pursue its rights in these actions. We do not currently believe that the outcome of these actions will have a material adverse effect on Headwaters' operations, cash flows or financial position; however, it is possible that a change in the estimates of probable liability could occur, and the change could be significant.

We have significant competition in our industries which may cause demand for our products and services to decrease.

         Headwaters experiences significant competition in all of its segments and geographic regions. A failure to compete effectively or increased competition could lead to price cuts, reduced gross margins and loss of market share, which could decrease our profitability. Many of our competitors have greater financial, management and other resources than us and may be able to take advantage of acquisitions and other opportunities more readily. In certain instances we must compete on the basis of superior products and services rather than price, thereby increasing the costs of marketing its services to remain competitive.

         HES competes with other companies possessing technologies to produce coal-based solid alternative fuels and companies that produce chemical reagents. It also experiences competition from traditional coal and fuel suppliers and companies involved with natural resources, in addition to those companies that specialize in the use and upgrading of industrial byproducts. These companies may have greater financial, management and other resources than we have and may develop superior, or more cost-effective, technologies. This could result in a decrease in market share and therefore revenues.

         HRI has substantial competition in two main areas: obtaining CCP management contracts with utility and other industrial companies; and marketing CCPs and related industrial materials. There are many local, regional and national companies that compete for market share in these areas with similar products and with numerous other substitute products. Although HRI typically has long-term CCP management contracts with its clients, some of such contracts provide for the termination of such contracts at the convenience of the utility company upon a minimum 90-day notice. Moreover, certain of HRI'S most significant regional CCP competitors appear to be seeking a broader national presence, and some of these competitors have substantially greater resources than Headwaters and HRI. If they were to begin to compete in the national market, or in regions where they currently do not have operations, HRI could lose market share and associated revenues.

         HCM competes against numerous national and regional building products manufacturers, some of which are significantly larger than Headwaters and may have greater financial, manufacturing and distribution resources than Headwaters.

         For the HTI business, many of the world's major chemical companies are devoting significant resources to researching and developing nanocatalysts, catalytic processes, and coal to liquid processes. These companies have greater financial, management and other resources than Headwaters.

Our business strategy to diversify and grow through acquisitions may result in integration costs, failures and dilution to existing stockholders.

         An important business strategy of Headwaters has been and continues to be diversification and growth through acquisitions. Our ability to successfully implement our strategy is subject to a number of risks, including difficulties in identifying acceptable acquisition candidates, consummating acquisitions on favorable terms and obtaining adequate financing, which may adversely affect our ability to develop new products and services and to compete in our markets. In addition, if we consummate acquisitions through an exchange of our securities, our existing stockholders could suffer dilution.

         If we do not successfully integrate newly acquired businesses with our existing businesses, we may not realize the expected benefits of the acquisitions, and the resources and attention required for successful integration may interrupt the business activities of acquired businesses and our existing businesses. Successful management and integration of acquisitions are subject to a number of risks, including difficulties in assimilating acquired operations, loss of key employees, diversion of management's attention from core business operations, assumption of contingent liabilities, incurrence of potentially significant write-offs, and various employee issues, such as issues related to human resource benefit plans, and an increase in EEOC claims and claims for workers' compensation. Each business acquisition also requires us to expand our operational and financial systems, which increases the complexity of our information technology systems. Implementation of controls, systems and procedures may be costly and time-consuming and may not be effective. This strategy may not improve our operating results and acquisitions may have a dilutive effect on existing stockholders.

If our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act are not adequate, our reputation could be harmed and we could be subject to regulatory scrutiny, civil or criminal penalties or stockholder litigation.

         Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent auditors report on management's evaluation of our system of internal controls. Headwaters has documented and tested its system of internal controls to provide the basis for our report. Further, the growth and diversification of our business through acquisitions complicates the process of developing, documenting, maintaining and testing internal controls. No assurance can be given that in the future there may not be significant deficiencies or material weaknesses that would be required to be reported.

If we are unable to manage the growth of our business successfully, our revenues and business prospects could suffer.

         We have experienced significant growth recently, both internally and through acquisitions. We may not be able to successfully manage the increased scope of our operations or a significantly larger and more geographically diverse workforce as we expand. Any failure to successfully manage growth could harm our business and financial results. Additionally, growth increases the demands on our management, our internal systems, procedures and controls. To successfully manage growth, we must add administrative staff and periodically update and strengthen our operating, financial and other systems, procedures and controls, which will increase our costs and may reduce our profitability. We may be unable to successfully implement improvements to our information and control systems in an efficient or timely manner and may discover deficiencies in existing or future systems and controls.

Unauthorized use of or infringement claims regarding our proprietary intellectual property could adversely affect our ability to conduct our business.

         We rely primarily on a combination of trade secrets, patents, copyright and trademark laws and confidentiality procedures to protect our intellectual property. Despite these precautions, unauthorized third parties may misappropriate, infringe upon, copy or reverse engineer portions of our technology or products. We do not know if current or future patent applications will be issued with the scope of the claims sought, if at all, or whether any patents issued will be challenged or invalidated. Our business could be harmed if we infringe upon the intellectual property rights of others. We have been, and may be in the future, notified that we may be infringing intellectual property rights possessed by third parties. If any such claims are asserted against us, we may seek to enter into royalty or licensing arrangements. There is a risk in these situations that no license will be available or that a license will not be available on reasonable terms, precluding our use of the applicable technology. Alternatively, we may decide to litigate such claims or attempt to design around the patented technology. To date, while no single patent or trademark is material to our business and the issues described in this paragraph have not resulted in significant cost or had an adverse impact on our business, future actions could be costly and would divert the efforts and attention of our management and technical personnel.

Our capital structure affects our flexibility in responding to changing business and economic conditions and results in high interest costs.

         As of September 30, 2005, we had approximately $654 million of total debt outstanding, including $473 million of senior indebtedness under our senior secured credit facilities and $172.5 million of our 2.875% convertible senior subordinated notes (the "Convertible Notes"). Subject to restrictions in our senior secured credit facility, we may also incur significant amounts of additional debt for working capital, capital expenditures and other purposes. Our combined debt total could have important consequences, including the following:

         o we may have difficulty borrowing money for working capital, capital expenditures, acquisitions or other purposes because of our existing debt load and because our borrowings are secured by all of our assets;

         o we will need to use a large portion of our cash flow to pay interest and the required principal payments on our debt, which will reduce the amount of money available to finance our operations, capital expenditures and other activities; and

         o over 65% of our senior secured credit facilities has a variable rate of interest, which exposes us to the risk of increased interest rates.

         Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive.

Covenant restrictions under our senior secured credit facility may limit our ability to operate our business in a manner required to sustain profitability and generate growth.

         Our senior secured credit facilities, contain, among other things, covenants that may restrict our ability to finance future operations or capital needs, to acquire additional businesses or to engage in other business activities. The senior secured credit facilities impose specified limitations on joint venture investments and new acquisitions. In addition, our senior secured credit facilities set forth covenants requiring us to maintain specified financial ratios and to satisfy certain financial condition tests which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. A breach of any of these covenants could result in a default under our senior secured credit facilities, in which event our lenders could elect to declare all amounts outstanding to be immediately due and payable. If we are not able to repay our obligations when they become due or are accelerated, the lenders could foreclose on our assets. The indenture for the notes does not restrict the amount of indebtedness, including senior indebtedness, that we may incur.

Risks Related to our Common Stock

The price of our common stock historically has been volatile. This volatility may affect the price at which you could sell your common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock.

         The market price for our common stock has varied between a high of $45.75 in July 2005 and a low of $26.31 in January 2005 in the twelve month period ended October 31, 2005. This volatility may affect the price at which you could sell your common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in "Risks Relating to Our Business;" variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts' estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

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

         In addition, the broader stock market has experienced significant price and volume fluctuations in recent years. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, our announcements of our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us, our affiliates or our competitors could cause the market price of our common stock to fluctuate substantially.

         In addition, the sale of substantial amounts of our common stock could adversely impact its price. As of September 30, 2005, we had outstanding approximately 41.8 million shares of our common stock and options to purchase approximately 2.8 million shares of our common stock (of which approximately 2.5 million were exercisable as of that date). We also had outstanding approximately
3.0 million stock appreciation rights as of September 30, 2005, of which approximately 2.0 million were exercisable. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

Conversion of the Convertible Notes may cause volatility in our stock price and will dilute the ownership interest of existing stockholders.

         Although our diluted earnings per share calculation treats the Convertible Notes as if they were already converted into common stock, sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. Anticipated conversion of the notes into shares of our common stock could depress the price of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions. Conversion of the Convertible Notes will dilute the ownership interests of existing stockholders, including holders who had previously converted their notes.

We have never paid dividends and do not anticipate paying any dividends on our common stock in the future, so any short-term return on your investment will depend on the market price of our capital stock.

         We currently intend to retain any earnings to finance our operations and growth. The terms and conditions of our senior secured credit facility restrict and limit payments or distributions in respect of our capital stock.

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

         As described in more detail in Note 9 to the consolidated financial statements, Headwaters has approximately $481.4 million of variable-rate long-term debt outstanding as of September 30, 2005, consisting of $472.7 million of senior debt and $8.7 million of notes payable to a bank. There was approximately $799.8 million of variable-rate long-term debt outstanding as of September 30, 2004.

         The $472.7 million of borrowings under the senior debt agreement consisted of a first lien term loan in the amount of $442.7 million and outstanding borrowings under the revolving credit arrangement of $30.0 million. The first lien term loan bears interest, at Headwaters' option, at either i) the London Interbank Offered Rate ("LIBOR") plus 2.0%, 2.25%, or 2.5%, depending on the credit ratings that have been most recently announced for the loans by Standard & Poors Ratings Services ("S&P") and Moody's Investors Service, Inc. ("Moody's"); or ii) the "base rate" plus 1.0%, 1.25%, or 1.5%, again depending on the credit ratings announced by S&P and Moody's. Base rate is defined as the higher of the rate announced by Morgan Stanley Senior Funding and the overnight rate charged by the Federal Reserve Bank of New York plus 0.5%. The interest rate on the first lien debt was approximately 5.9% at September 30, 2005. Headwaters can lock in new rates for the first lien loan for one, two, three or six months. The most recent rate change occurred in October 2005. Outstanding borrowings under the revolving credit arrangement bear interest at either LIBOR plus 1.75% to 2.5% (depending on Headwaters' "total leverage ratio," as defined), or the base rate plus 0.75% to 1.5%.

         In connection with the senior secured credit facility, Headwaters entered into certain hedge agreements to limit its variable interest rate exposure. The first set of agreements effectively established the maximum LIBOR rate for $300.0 million (subsequently reduced to $150.0 million) of the senior secured debt at 5.0% through September 8, 2005. The second set of agreements effectively set the LIBOR rate at 3.71% for $300.0 million ($150.0 million as of September 30, 2005) of this debt for the period commencing September 8, 2005 through September 8, 2007. During 2005, Headwaters reduced the amount of senior debt hedged from $300.0 million to $150.0 million, as allowed under terms of the amended credit facility, and recognized a gain of approximately $1.0 million, which was recorded as a reduction in interest expense.

         Headwaters accounts for the agreements which limit its variable interest rate exposure as cash flow hedges, and accordingly, the fair market value of the hedges is reflected in the consolidated balance sheet as either other assets or other liabilities. The market value of the hedges can fluctuate significantly over a relatively short period of time. The hedges had a market value at September 30, 2005 of approximately $2.1 million, which, net of $0.8 million of income taxes, represents other comprehensive income for 2005. Total comprehensive income was approximately $122.6 million for 2005.

         In connection with the acquisition of SCP in July 2004, Headwaters assumed SCP's obligations under its notes payable to a bank. The notes, totaling $8.7 million, require monthly interest and quarterly principal payments and bear interest at variable rates, which as of September 30, 2005, ranged from 4.5% to 6.25%.

         Considering all outstanding balances of variable-rate debt (reduced by the $150.0 million of senior debt that effectively has a fixed interest rate until September 8, 2007) and required principal repayments, a change in the interest rate of 1% would change Headwaters' interest expense by approximately $3.0 million during the 12 months ending September 30, 2006.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary financial data required by this Item 8 are set forth in Item 15 of this Form 10-K. All information that has been omitted is either inapplicable or not required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         Disclosure Controls and Procedures - Headwaters maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Headwaters in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Headwaters in the reports that it files or submits under the Exchange Act is accumulated and communicated to Headwaters' management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), to allow timely decisions regarding required disclosure.

         Headwaters' management evaluated, with the participation of Headwaters' CEO and CFO, the effectiveness of its disclosure controls and procedures as of September 30, 2005, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Headwaters' management, including the CEO and CFO, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Based on their review and evaluation, and subject to the inherent limitations described above, Headwaters' CEO and CFO have concluded that Headwaters' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2005.

         Internal Control over Financial Reporting - Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Headwaters' internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

         Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The effectiveness of Headwaters' internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error, and the risk of fraud. The projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies may deteriorate. Because of these limitations, there can be no assurance that any system of internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

         There has been no change in Headwaters' internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, Headwaters' internal control over financial reporting.

         Management's Report on Internal Control over Financial Reporting

         Headwaters' management is responsible for establishing and maintaining adequate internal control over financial reporting. Headwaters' internal control system has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of Headwaters' financial statements.

         Headwaters' management has assessed the effectiveness of internal control over financial reporting as of September 30, 2005 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control -- Integrated Framework." Based on that assessment, management believes that Headwaters' internal control over financial reporting was effective as of September 30, 2005.

         Ernst & Young LLP, the independent registered public accounting firm which audits Headwaters' consolidated financial statements, has issued the following attestation report on management's assessment of internal control over financial reporting.

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Headwaters Incorporated

We have audited management's assessment, included in the section entitled "Management's Report on Internal Control over Financial Reporting" of Item 9A of Headwaters Incorporated's Form 10-K, that Headwaters Incorporated maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Headwaters Incorporated's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Headwaters Incorporated maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Headwaters Incorporated maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Headwaters Incorporated as of September 30, 2004 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2005 of Headwaters Incorporated and our report dated November 30, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
November 30, 2005


ITEM 9B. OTHER INFORMATION

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The applicable information to be set forth under the captions "Executive Officers," "Corporate Governance," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal No. 1 - Election of Directors" in Headwaters' Proxy Statement to be filed in January 2006 for the Annual Meeting of Stockholders to be held in 2006 (the "Proxy Statement"), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The applicable information to be set forth under the captions "Executive Compensation and Related Information" and "Corporate Governance" in the Proxy Statement is incorporated herein by reference; provided, however, that Headwaters specifically excludes from such incorporation by reference any information set forth under the captions "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Graph" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information to be set forth under the captions "Summary Information about Equity Compensation Plans" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information to be set forth under the caption "Transactions with Related Parties" in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information to be set forth under the caption "Audit and Non-Audit Fees" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  1.  Financial Statements

         Consolidated Financial Statements of Headwaters Incorporated      Page

         Report of Independent Registered Public Accounting Firm            F-1
         Consolidated Balance Sheets as of September 30, 2004 and 2005 F-2 Consolidated Statements of Income
           for the years ended September 30, 2003, 2004 and 2005            F-3
         Consolidated Statements of Changes in Stockholders' Equity
           for the years ended September 30, 2003, 2004 and 2005            F-4
         Consolidated Statements of Cash Flows
           for the years ended September 30, 2003, 2004 and 2005            F-6
         Notes to Consolidated Financial Statements                         F-7

     2.  Financial Statement Schedules

         All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information has been provided in the consolidated financial statements or notes thereto.

     3.  Listing of Exhibits

         For convenience, the name Headwaters is used throughout this listing although in some cases the name Covol was used in the original instrument.

 Exhibit No.                                        Description                                          Location
 -----------                                        -----------                                          --------
3.1.9            Amended and Restated Certificate of Incorporation of Headwaters dated 1 March 2005        (12)
3.2.4            Restated By-Laws of Headwaters                                                            (4)
10.60            Employment Agreement dated August 25, 2005 with Kirk A. Benson                            (17)
10.75            Agreement and Plan of Merger between Headwaters and Industrial Services Group,            (2)
                 Inc. dated July 15, 2002
10.75.2          First Amendment to Agreement and Plan of Merger and Equityholder Agreements among         (3)
                 Headwaters, Industrial Services Group, Inc. and Equityholders of Industrial
                 Services Group, Inc. dated September 19, 2002
10.85            Agreement and Plan of Merger between Headwaters and VFL Technology Corporation            (6)
                 dated February 10, 2004
10.86            Securities Purchase Agreement by and among Eldorado Stone Holdings Co., LP, et            (7)
                 al. and Headwaters dated April 21, 2004
10.87            Indenture dated as of June 1, 2004 between Headwaters and Wells Fargo Bank, as            (8)
                 Trustee, relating to 2-7/8% Convertible Senior Subordinated Notes due 2016
10.88            Asset Purchase Agreement between Headwaters and Southwest Concrete Products, LP           (8)
10.89            Agreement and Plan of Merger by and among Headwaters Incorporated, Headwaters T           (9)
                 Acquisition Corp., and Tapco Holdings, Inc., dated as of September 8, 2004
10.90            Employment Agreement with John N. Lawless, III dated September 22, 2004                   (10)
10.90.1          Nonstatutory Stock Option Grant effective as of September 22, 2004                        (10)
10.90.2          Executive Change in Control Agreement with John N. Lawless, III effective as of           (10)
                 September 22, 2004
10.91            Credit Agreement among Headwaters and various lenders dated September 8, 2004             (11)
10.92            Second Lien Credit Agreement among Headwaters and various lenders dated September         (11)
                 8, 2004
10.93            Amendment No. 2 to the Credit Agreement among Headwaters and various lenders              (13)
                 dated as of March 14, 2005
10.93.1          Amendment No. 3 to the Credit Agreement among Headwaters and various lenders              (15)
                 dated as of May 19, 2005


10.93.2          Amendment No. 4 to the Credit Agreement among Headwaters and various lenders              (19)
                 dated as of October 26, 2005
10.94            Settlement Agreement and Mutual Release dated May 1, 2005 between Headwaters, AJG         (14)
                 Financial Services, Inc. and others
10.95            Offer of Employment dated September 12, 2005 between Scott K. Sorensen and                (18)
                 Headwaters (received September 14, 2005)
10.95.1          Executive Severance Agreement dated September 20, 2005 between Scott K. Sorensen          (18)
                 and Headwaters
12               Computation of ratio of earnings to combined fixed charges and preferred stock             *
                 dividends
14               Code of Ethics                                                                            (14)
21               List of Subsidiaries of Headwaters                                                         *
23.1             Consent of Ernst & Young LLP                                                               *
31.1             Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer                          *
31.2             Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer                          *
32               Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer         *
99.1.1           Amended 2000 Employee Stock Purchase Plan, as further amended                             (16)
99.2             1995 Stock Option Plan (originally designated as Exhibit No. 10.5)                        (1)
99.2.1           First Amendment to the 1995 Stock Option Plan (originally designated as Exhibit           (1)
                 10.5.1)
99.2.2           1996 Stock Option Agreement                                                               (4)
99.2.3           1998 Stock Option Agreement                                                               (4)
99.2.4           2001 Stock Option Agreement                                                               (4)
99.2.5           2002 Stock Option Agreement                                                               (4)
99.4             2002 Stock Incentive Plan                                                                 (11)
99.7             2003 Stock Incentive Plan                                                                 (5)
99.9             Short Term Incentive Bonus Plan (Effective 1 October 2005)                                (12)
99.10            Long Term Incentive Compensation Plan (Effective 1 March 2005)                            (12)
99.11            Nominating and Corporate Governance Committee Charter, dated April 25, 2005               (14)
99.12            Audit Committee Charter, dated March 9, 2005                                              (14)
99.13            Compensation Committee Charter, dated March 9, 2005                                       (14)
99.14            Form of 2005 Stock Appreciation Right Grant and related Stock Appreciation Right          (14)
                 Agreement (vested)
99.15            Form of 2005 Stock Appreciation Right Grant and related Stock Appreciation Right          (14)
                 Agreement (scheduled vesting)

-----------------------
         *        Filed herewith.

Unless another exhibit number is indicated as the exhibit number for the exhibit as "originally filed," the exhibit number in the filing in which any exhibit was originally filed and to which reference is made hereby is the same as the exhibit number assigned herein to the exhibit.

(1) Incorporated by reference to the indicated exhibit filed with Headwaters' Registration Statement on Form 10, filed February 26, 1996.
(2) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated July 15, 2002, filed July 18, 2002.
(3) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated September 19, 2002, filed October 4, 2002.
(4) Incorporated by reference to the indicated exhibit filed with Headwaters' Annual Report on Form 10-K, for the fiscal year ended September 30, 2002.
(5) Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarter ended December 31, 2002.
(6) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K/A, for the event dated April 9, 2004, filed December 7, 2004.
(7) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K/A, for the event dated April 21, 2004, filed December 7, 2004.
(8) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K/A, for the event dated July 7, 2004, filed December 7, 2004.
(9) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K/A, for the event dated September 8, filed December 13, 2004.

(10) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated September 22, 2004, filed September 28, 2004.
(11) Incorporated by reference to the indicated exhibit filed with Headwaters' Annual Report on Form 10-K, for the fiscal year ended September 30, 2004.
(12) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated March 1, 2005, filed March 3, 2005.
(13) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated March 14, 2005, filed March 17, 2005.
(14) Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarter ended March 31, 2005.
(15) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated May 27, 2005, filed June 1, 2005.
(16) Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarter ended June 30, 2005.
(17) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated August 25, 2005, filed August 29, 2005.
(18) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated September 14, 2005, filed September 20, 2005.
(19) Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated November 8, 2005, filed November 8, 2005.

(b) Exhibits

         The response to this portion of Item 15 is submitted as a separate section of this report. See Item 15 (a) 3 above.

(c) Financial Statement Schedules

         The response to this portion of Item 15 is submitted as a separate section of this report. See Item 15 (a) 2 above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HEADWATERS INCORPORATED

                                             By: /s/ Kirk A. Benson
                                                -------------------------------
                                                Kirk A. Benson
                                                Chief Executive Officer
                                                (Principal Executive Officer)

                                             By: /s/ Scott K. Sorensen
                                                -------------------------------
                                                Scott K. Sorensen
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

                                              Date: December 2, 2005


KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Harlan M. Hatfield and Scott K. Sorensen, and each of them, his/her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                         TITLE                         DATE
      ---------                         -----                         ----

/s/ Kirk A. Benson       Director and Chief Executive Officer   December 2, 2005
---------------------    (Principal Executive Officer)
Kirk A. Benson

/s/ Scott K. Sorensen    Chief Financial Officer (Principal     December 2, 2005
---------------------    Financial and Accounting Officer)
Scott K. Sorensen

 /s/ James A. Herickhoff       Director                         December 2, 2005
------------------------
James A. Herickhoff

 /s/ Raymond J. Weller         Director                         December 2, 2005
----------------------
Raymond J. Weller

 /s/ E. J. "Jake" Garn         Director                         December 2, 2005
----------------------
E. J. "Jake" Garn

 /s/ R. Sam Christensen        Director                         December 2, 2005
-----------------------
R. Sam Christensen

 /s/ William S. Dickinson      Director                         December 2, 2005
-------------------------
William S. Dickinson

 /s/ Malyn K. Malquist         Director                         December 2, 2005
----------------------
Malyn K. Malquist

 /s/ Blake O. Fisher, Jr.      Director                         December 2, 2005
-------------------------
Blake O. Fisher, Jr.

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
Headwaters Incorporated

We have audited the accompanying consolidated balance sheets of Headwaters Incorporated as of September 30, 2004 and 2005, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Headwaters Incorporated at September 30, 2004 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 12 to the financial statements, in 2005 the Company changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Headwaters Incorporated's internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 30, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
November 30, 2005

                                             HEADWATERS INCORPORATED

                                           CONSOLIDATED BALANCE SHEETS

                                                                                          As of September 30,
                                                                                     ------------------------------
(in thousands, except per-share data)                                                         2004            2005
-------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash and cash equivalents                                                          $   20,851      $   13,666
     Trade receivables, net                                                                129,899         174,127
     Other receivable                                                                           --          70,000
     Inventories                                                                            43,812          60,519
     Current and deferred income taxes                                                      15,933          28,577
     Other                                                                                  20,068           8,185
                                                                                     ------------------------------
            Total current assets                                                           230,563         355,074
                                                                                     ------------------------------

Property, plant and equipment, net                                                         157,611         190,450
                                                                                     ------------------------------

Other assets:
     Intangible assets, net                                                                297,818         276,248
     Goodwill                                                                              815,396         811,545
     Debt issue costs and other assets                                                      39,391          38,339
                                                                                     ------------------------------
            Total other assets                                                           1,152,605       1,126,132
                                                                                     ------------------------------

            Total assets                                                                $1,540,779      $1,671,656
                                                                                     ==============================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                   $   29,238      $   43,957
     Accrued personnel costs                                                                26,213          33,584
     Accrued income taxes                                                                       --          14,941
     Other accrued liabilities                                                              65,625          66,191
     Deferred license fee revenue                                                            7,227          26,858
     Current portion of long-term debt                                                      57,873          52,207
                                                                                     ------------------------------
            Total current liabilities                                                      186,176         237,738
                                                                                     ------------------------------

Long-term liabilities:
     Long-term debt                                                                        914,641         601,811
     Deferred income taxes                                                                 121,469         108,449
     Other                                                                                  10,338          37,345
                                                                                     ------------------------------
            Total long-term liabilities                                                  1,046,448         747,605
                                                                                     ------------------------------
            Total liabilities                                                            1,232,624         985,343
                                                                                     ------------------------------

Commitments and contingencies

Stockholders' equity:
     Common stock, $0.001 par value; authorized 100,000 shares; issued and outstanding: 33,775 shares at September 30, 2004 (including 414 shares held in treasury) and 41,842 shares at September 30, 2005 (including
       347 shares held in treasury)                                                             34              42
     Capital in excess of par value                                                        235,581         489,602
     Retained earnings                                                                      76,530         197,808
     Treasury stock and other                                                               (3,990)        (1,139)
                                                                                     ------------------------------
            Total stockholders' equity                                                     308,155         686,313
                                                                                     ------------------------------

            Total liabilities and stockholders' equity                                  $1,540,779      $1,671,656
                                                                                     ==============================


                                                    See accompanying notes.

                                                  HEADWATERS INCORPORATED

                                             CONSOLIDATED STATEMENTS OF INCOME

                                                                                        Year ended September 30,
                                                                            -------------------------------------------------
(in thousands, except per-share data)                                                  2003            2004             2005
-----------------------------------------------------------------------------------------------------------------------------
Revenue:
     Construction materials                                                        $ 49,350        $134,027       $  519,926
     Coal combustion products                                                       169,938         210,155          246,819
     Alternative energy                                                             168,342         209,773          297,894
                                                                            -------------------------------------------------
          Total revenue                                                             387,630         553,955        1,064,639

Operating costs and expenses:
     Construction materials                                                          38,313          95,263          346,521
     Coal combustion products                                                       128,080         155,777          186,133
     Alternative energy                                                              91,305          90,225          140,973
     Amortization                                                                     6,504           9,107           24,465
     Research and development                                                         4,958           7,605           12,621
     Contract litigation settlement                                                      --              --          (38,252)
     Selling, general and administrative                                             41,351          68,221          155,305
                                                                            -------------------------------------------------
        Total operating costs and expenses                                          310,511         426,198          827,766
                                                                            -------------------------------------------------

Operating income                                                                     77,119         127,757          236,873
                                                                            -------------------------------------------------

Other income (expense):
     Net interest expense                                                           (15,377)        (18,509)         (57,433)
     Losses on notes receivable                                                      (2,142)         (2,621)              --
     Other, net                                                                         481          (1,520)         (15,632)
                                                                            -------------------------------------------------
          Total other income (expense), net                                         (17,038)        (22,650)         (73,065)
                                                                            -------------------------------------------------

Income before income taxes                                                           60,081         105,107          163,808

Income tax provision                                                                (23,450)        (40,790)         (42,530)
                                                                            -------------------------------------------------

Net income                                                                         $ 36,631        $ 64,317       $  121,278
                                                                            =================================================


Basic earnings per share                                                           $   1.35        $   2.02       $     3.19
                                                                            =================================================

Diluted earnings per share                                                         $   1.30        $   1.88       $     2.79
                                                                            =================================================


                                                        See accompanying notes.

                                                     HEADWATERS INCORPORATED

                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                     Retained
                                                    Common Stock      Capital in     earnings    Treasury                Total
                                                  -----------------     excess     (accumulated   stock,              stockholders'
(in thousands)                                    Shares    Amount   of par value    deficit)    at cost     Other      equity
-----------------------------------------------------------------------------------------------------------------------------------
Balances as of September 30, 2002                  27,327     $27      $126,265      $(24,418)    $(3,013)  $  (265)   $ 98,596

Exercise of stock options and warrants                551       1         2,139                                           2,140

Tax benefit from exercise of stock options                                2,050                                           2,050

59 shares of treasury stock transferred to
  employee stock purchase plan, at cost                                     482                       230                   712

Other                                                                                                            28          28

Net income for the year ended September 30, 2003                                       36,631                            36,631
                                                  ------------------------------------------------------------------------------
Balances as of September 30, 2003                  27,878      28       130,936        12,213      (2,783)     (237)    140,157
                                                  ------------------------------------------------------------------------------

Exercise of stock options and warrants                878       1         8,119                                           8,120

Tax benefit from exercise of stock options                                4,070                                           4,070

53 shares of treasury stock transferred to
  employee stock purchase plan, at cost                                     771                       173                   944

Common stock issued for cash, net of commissions
  and other offering costs totaling $6,432          4,958       5        90,253                                          90,258

Issuance of restricted stock                           61      --         1,432                              (1,432)         --

Other                                                                                                           289         289

Net income for the year ended September 30, 2004                                       64,317                            64,317
                                                  ------------------------------------------------------------------------------
Balances as of September 30, 2004                  33,775     $34      $235,581      $ 76,530     $(2,610)  $(1,380)   $308,155
                                                  ------------------------------------------------------------------------------

                                                   See accompanying notes.

                                                     HEADWATERS INCORPORATED

                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)


                                                                                     Retained
                                                    Common Stock      Capital in     earnings    Treasury                Total
                                                  -----------------     excess     (accumulated   stock,              stockholders'
(in thousands)                                    Shares    Amount   of par value    deficit)    at cost     Other      equity
------------------------------------------------------------------------------------------------------------------------------------
Balances as of September 30, 2004                  33,775     $34      $235,581      $ 76,530     $(2,610)  $(1,380)   $308,155

Exercise of stock options and stock
  appreciation rights                               1,167       1        13,051                                          13,052

Tax benefit from exercise of stock options
  and stock appreciation rights                                           8,098                                           8,098

67 shares of treasury stock transferred to
  employee stock purchase plan, at cost                                   1,630                       191                 1,821

Common stock issued for cash, net of
  commissions and other offering costs
  totaling $11,633                                  6,900       7       198,810                                         198,817

Stock-based compensation                                                 32,432                               1,380      33,812

Other comprehensive income - unrealized gain
  on cash flow hedges, net of taxes                                                                           1,280       1,280

Net income for the year ended
  September 30, 2005                                                                  121,278                           121,278
                                                 ---------------------------------------------------------------------------------
Balances as of September 30, 2005                  41,842     $42      $489,602      $197,808     $(2,419)  $ 1,280    $686,313
                                                 =================================================================================


                                                        See accompanying notes.

                                                     HEADWATERS INCORPORATED

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                Year ended September 30,
                                                                                        ---------------------------------------
(in thousands)                                                                                 2003          2004         2005
-------------------------------------------------------------------------------------------------------------------------------
     Cash flows from operating activities:
     Net income                                                                            $ 36,631    $   64,317    $ 121,278
          Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation and amortization                                                 12,891        20,189       56,376
               Non-cash stock-based compensation expense                                         91           289       33,812
               Non-cash interest expense related to amortization of debt issue costs
                 and debt discount                                                            3,857         6,031       10,634
               Deferred income taxes                                                           (878)       (1,283)     (32,529)
               Amortization of non-refundable license fees                                   (1,178)       (1,179)     (16,844)
               Net loss (gain) on disposition of property, plant and equipment                 (188)        1,254          461
               Income tax benefit from exercise of stock options                              2,050         4,070           --
               Write-down of notes receivable                                                 2,142         2,621           --
               Increase in trade receivables                                                 (2,068)      (10,620)     (44,228)
               Decrease (increase) in inventories                                               615         1,186      (16,957)
               Increase in accounts payable and accrued liabilities                             860         9,671       46,799
               Other changes in operating assets and liabilities, net                         1,566        (4,615)      (7,571)
                                                                                        ---------------------------------------
                         Net cash provided by operating activities                           56,391        91,931      151,231
                                                                                        ---------------------------------------

     Cash flows from investing activities:
          Purchase of property, plant and equipment                                          (9,716)      (13,967)     (56,648)
          Net increase in intangible and other assets                                          (540)       (7,794)      (3,723)
          Proceeds from disposition of property, plant and equipment                          2,685         4,037          331
          Payments for acquisitions, net of cash acquired of $11,834:
               VFL Technology Corporation                                                        --        (4,171)          --
               Eldorado Stone, LLC                                                               --      (209,770)          --
               Southwest Concrete Products, L.P.                                                 --       (24,691)          --
               Tapco Holdings, Inc.                                                              --      (713,683)          --
                                                                                        ---------------------------------------
                    Net cash used in investing activities                                    (7,571)     (970,039)     (60,040)
                                                                                        ---------------------------------------

     Cash flows from financing activities:
        Net proceeds from issuance of common stock                                               --        90,258      198,817
        Net proceeds from issuance of long-term debt                                             --     1,068,138       59,332
        Payments on long-term debt                                                          (40,224)     (287,233)    (379,496)
        Proceeds from exercise of stock options and warrants                                  2,140         8,120       13,052
        Income tax benefit from exercise of stock options and stock
          appreciation rights                                                                    --            --        8,098
        Employee stock purchases                                                                712           944        1,821
                                                                                        ---------------------------------------
               Net cash provided by (used in) financing activities                          (37,372)      880,227      (98,376)
                                                                                        ---------------------------------------

     Net increase (decrease) in cash and cash equivalents                                    11,448         2,119       (7,185)

     Cash and cash equivalents, beginning of year                                             7,284        18,732       20,851
                                                                                        ---------------------------------------

     Cash and cash equivalents, end of year                                                $ 18,732    $   20,851    $  13,666
                                                                                        =======================================

     Supplemental schedule of non-cash investing and financing activities:
        Purchase of variable interest in solid alternative fuel facility
          in exchange for commitment to make future payments                               $     --    $    7,500    $   7,500
        Issuance of restricted stock                                                             --         1,432           --

     Supplemental disclosure of cash flow information:
        Cash paid for interest                                                              $10,054    $   11,063    $  46,416
        Cash paid for income taxes                                                           19,356        35,622       43,531


                                                        See accompanying notes.

                             HEADWATERS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   -----------


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

    Through its proprietary Covol Fuels process, Headwaters adds value to the production of coal-based solid alternative fuels, primarily for use in electric power generation plants. Headwaters currently licenses its technologies to the owners of 28 of a company-estimated 75 coal-based solid alternative fuel facilities in the United States and sells chemical reagents to licensees and other customers. Through its wholly-owned subsidiary HTI, Headwaters conducts research and development activities directed at catalysts and processes to convert coal and heavy oil into high-value liquid fuels. In addition, HTI has developed a unique process to custom design nanocatalysts that could be used in multiple industrial applications.

2.  Summary of Significant Accounting Policies

    Principles of Consolidation - The consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling financial interest. In accordance with Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities," as revised, Headwaters is required to consolidate any variable interest entities for which it is the primary beneficiary; however as of September 30, 2005, there are none. For investments in companies in which Headwaters has a significant influence over operating and financial decisions (generally defined as owning a voting or economic interest of 20% to 50%), Headwaters applies the equity method of accounting. In instances where Headwaters' investment is less than 20% and significant influence does not exist, investments are carried at cost. All significant intercompany transactions and accounts are eliminated in consolidation.

    As referred to above and described in detail in Note 3, Headwaters acquired VFL on April 9, 2004, Eldorado Stone on June 2, 2004, SCP on July 2, 2004, and Tapco on September 8, 2004. These entities' results of operations for the periods from the acquisition dates through September 30, 2005 have been consolidated with Headwaters' 2004 and 2005 results and their operations up

                             HEADWATERS INCORPORATED

                               September 30, 2005
                                   -----------

    to the dates of acquisition have not been included in Headwaters' consolidated results for any period. Determination of the purchase price and final purchase price allocation for VFL and SCP were completed in 2004 (however, as described in Note 3, Headwaters agreed to pay an earn-out to the sellers of SCP if certain SCP earnings targets are exceeded during the 12 months ending December 31, 2005). Headwaters finalized the determination of the purchase price and the purchase price allocation for Eldorado and Tapco in 2005.

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

    Segment Reporting, Major Customers and Other Concentrations of Risk - Headwaters operates in three business segments, construction materials, CCPs and alternative energy. VFL operates in the CCP segment and all of the other businesses acquired by Headwaters in 2004 operate in the construction materials segment. Additional information about segments is presented in
    Note 4. The following table presents revenues for all customers that accounted for over 10% of total revenue during 2003 and 2004. All of these revenues are attributable to the alternative energy segment. No customer accounted for over 10% of total revenue in 2005.

        (in thousands)                                    2003             2004
        ------------------------------------------------------------------------

        Pace Carbon Fuels, L.L.C. affiliates     Less than 10%  $57,602 (10.4%)
        DTE Energy Services, Inc. affiliates   $42,013 (10.8%)    Less than 10%

    Substantially all of Headwaters' revenues were generated from sales in the United States. Headwaters purchases all of the chemical reagent that is sold to licensees and other customers from a single large international chemical company and Tapco purchases all of the polypropylene used in its building products from a single supplier. Management believes that if necessary, the chemical reagent and polypropylene could be obtained from other suppliers, although changes in suppliers would be disruptive. Headwaters has no other significant unusual trade credit risks or concentrations.

    Revenue Recognition - Alternative Energy Segment. Headwaters currently licenses its technologies to the owners of 28 coal-based solid alternative fuel facilities from which Headwaters earns license fees and/or profits from the sale of chemical reagents. Non-refundable advance license fees and royalty payments have been received from certain licensees under various terms and conditions. These non-refundable license fees and royalties have been deferred and are being recognized on a straight-line basis through December 31, 2007, the period covered by the related license and royalty agreements. Recurring license fees or royalty payments are recognized in the period when earned, which coincides with the sale of alternative fuel by Headwaters' licensees. In certain instances, Headwaters is required to pay to third parties a portion of license fees received or cash proceeds from the sale of chemical reagents. In such cases, Headwaters records the net proceeds as revenue. Revenues from the sale of chemical reagents are recognized upon delivery of product and assumption of the risk of loss by the licensee or non-licensee customer.

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

    CCP service revenues include revenues earned under long-term contracts to dispose of residual materials created by coal-fired electric power generation and revenues earned in connection with certain construction-related projects that are incidental to Resources' primary business. Service revenues under long-term contracts are recognized concurrently with the removal of material and are based on the number of tons of material removed at the established price per ton.

                             HEADWATERS INCORPORATED

                               September 30, 2005
                                   -----------

    Construction-related projects are billed on a time and materials basis; therefore, the revenues and related costs are recognized when the time is incurred and the materials are consumed.

    The cost of CCPs sold primarily represents amounts paid to utility companies to purchase product, together with storage and transportation costs to deliver the product to customers. In accordance with certain utility company contracts, the cost of CCPs purchased from those utilities is based on a percentage of the "net revenues" from the sale of the CCPs purchased. Cost of services sold includes landfill fees and transportation charges to deliver non-marketable CCPs to the landfill. Cost of construction materials sold includes shipping and handling fees.

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

    Inventories - Inventories are stated at the lower of cost or market (net realizable value). Cost includes direct material, transportation, direct labor and allocations of manufacturing overhead costs and is determined primarily using the first-in, first-out method.

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

    Intangible Assets and Goodwill - Intangible assets consist primarily of identifiable intangible assets obtained in connection with acquisitions (see
    Note 3). Intangible assets are amortized using the straight-line method over their estimated useful lives. Goodwill consists of the excess of the purchase price for businesses acquired over the fair value of identified assets acquired, net of liabilities assumed. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Intangible Assets," goodwill is not amortized, but is tested at least annually for impairment, as of June 30, using a two-step process that begins with an estimation of the fair values of the reporting units giving rise to the goodwill (see Note 8).

    Valuation of Long-Lived Assets - Headwaters evaluates the carrying value of long-lived assets, including intangible assets and goodwill, as well as the related amortization periods, to determine whether adjustments to these amounts or to the useful lives are required based on current events and circumstances. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flow from that asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. There were no material impairment losses recorded for long-lived assets in any of the years presented.

    Debt Issue Costs - Debt issue costs represent direct costs incurred for the issuance of long-term debt. These costs are amortized to interest expense over the lives of the respective debt issues using the effective interest method. When debt is repaid early, the portion of unamortized debt issue costs related to the early principal repayment is written off and included in interest expense.

    Financial Instruments - Derivatives are recorded in the consolidated balance sheet at fair value, as required by SFAS No. 133, "Accounting for Derivative

                             HEADWATERS INCORPORATED

                               September 30, 2005
                                   -----------

    Instruments and Hedging Activities," as amended ("SFAS No. 133"). Accounting for changes in the fair value of a derivative depends on the intended use of the derivative, which is established at inception. For derivatives designated as cash flow hedges and which meet the effectiveness guidelines of SFAS No. 133, changes in fair value, to the extent effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value of a derivative resulting from ineffectiveness, or an excluded component of the gain or loss, is recognized immediately and is recorded as interest expense.

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

    Income Taxes - Headwaters accounts for income taxes using the asset and liability approach. Headwaters recognizes deferred income tax assets or liabilities for the expected future tax consequences of events that have been recognized in the financial statements or income tax returns. Deferred income tax assets or liabilities are determined based upon the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply when the differences are expected to be settled or realized. Deferred income tax assets are reviewed periodically based on changing events for recoverability, and valuation allowances are provided as necessary. Headwaters files a consolidated federal income tax return with substantially all of its subsidiaries.

    Research and Development Costs - Research and development costs consist primarily of personnel-related costs and are expensed as incurred.

    Advertising Costs - Advertising costs are expensed as incurred, except for the cost of certain materials which are capitalized and amortized to expense as the materials are distributed. Total advertising costs were approximately $7,832,000 in 2005 and were not material in 2003 or 2004.

    Warranty Costs - Provision is made for warranty costs at the time of sale, based upon established policies and historical experience. Total warranty costs were not material in any of the periods presented.

    Contingencies - In accounting for legal matters and other contingencies, Headwaters follows the guidance in SFAS No. 5, "Accounting for Contingencies," under which loss contingencies are accounted for based upon the likelihood of an impairment of an asset or the incurrence of a liability. If a loss contingency is "probable" and the amount of loss can be reasonably estimated, it is accrued. If a loss contingency is "probable," but the amount of loss cannot be reasonably estimated, disclosure is made. If a loss contingency is "reasonably possible," disclosure is made, including the potential range of loss, if determinable. Loss contingencies that are "remote" are neither accounted for nor disclosed. Gain contingencies are given no accounting recognition, but are disclosed if material.

    Stock-Based Compensation - As described in more detail in Note 12, in the quarter ended June 30, 2005 Headwaters early adopted the fair value method of accounting for stock-based compensation required by SFAS No. 123 (revised
    2004), "Share-Based Payment" ("SFAS No. 123R"), effective as of October 1, 2004, the beginning of Headwaters' 2005 fiscal year. Accordingly, Headwaters restated its statement of income for the six months ended March 31, 2005 and the restated amounts have been used in deriving the statement of income amounts reported for the 2005 fiscal year.

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

                             HEADWATERS INCORPORATED

                               September 30, 2005
                                   -----------

    recognized for stock-based compensation to employees, officers and directors when the exercise price of the awards equaled or exceeded the market price of Headwaters' common stock on the date of grant.

    In years prior to 1998, certain options were granted with terms considered compensatory. In addition, in 2004, Headwaters issued restricted stock to certain officers and employees, also with terms considered compensatory, because the restricted stock was issued at no cost to the recipients. In such instances, compensation cost has been and continues to be charged to expense over the applicable vesting periods on a straight-line basis. If the fair value provision of SFAS No. 123 would have been applied to all stock-based compensation for periods prior to 2005, net income and earnings per share would have been changed to the pro forma amounts shown in the following table for the years indicated.

           (in thousands, except per-share data)              2003        2004
           --------------------------------------------------------------------

           Reported net income                             $36,631     $64,317
           Add actual compensation expense included
             in reported net income                             91         289
           Deduct expense  determined under fair value
             provision of SFAS No. 123                      (4,097)     (4,090)
                                                          ---------------------
           Pro forma net income                            $32,625     $60,516
                                                          =====================

           Basic earnings per share - as reported          $  1.35     $  2.02
                                    - pro forma            $  1.20     $  1.90

           Diluted earnings per share - as reported        $  1.30     $  1.88
                                      - pro forma          $  1.16     $  1.77

    The fair values of stock option grants for 2003 and 2004 were determined using the Black-Scholes-Merton option pricing model ("B-S-M model") and the following assumptions: expected stock price volatility of 40%, risk-free interest rates ranging from 1.3% to 4.5%, weighted average expected option lives of 3 to 4 years beyond vesting date, and no dividend yield. The B-S-M model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, option valuation models require the input of certain subjective assumptions, including expected stock price volatility. Because Headwaters' stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect their fair value, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of stock options, restricted stock and other stock-based compensation.

    Earnings per Share Calculation - Earnings per share ("EPS") has been computed based on the weighted-average number of common shares outstanding. Diluted EPS computations reflect the increase in weighted-average common shares outstanding that would result from the assumed exercise of outstanding stock-based awards, calculated using the treasury stock method (as modified by SFAS No. 123R), and the assumed conversion of convertible securities, using the if-converted method, when such stock-based awards and convertible securities are dilutive.

    Recent Accounting Pronouncements - In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage, requiring that such costs be recognized as current-period costs regardless of whether they meet the criterion of "so abnormal," currently required by the guidance in ARB No. 43, Chapter 4, "Inventory Pricing." SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, which for Headwaters is fiscal 2006. Because the provisions of this standard must be applied prospectively, there will be no effect on previously-issued financial statements. It is not possible to predict the effect SFAS No. 151 might have on future reported results because it will depend on the levels of "abnormal" inventory costs incurred in the future, if any.

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

                             HEADWATERS INCORPORATED

                               September 30, 2005
                                   -----------

    Reclassifications - Certain prior year amounts have been reclassified to conform to the current year's presentation including some changes resulting from the adoption of SFAS No. 123R, as explained in Note 12. The reclassifications had no effect on net income or total assets.

3.  Acquisitions

    As described in the following paragraphs, Headwaters acquired four companies in 2004.

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

    The following table sets forth the total consideration paid to acquire VFL.

          (in thousands)
          ----------------------------------------------------------------
          Cash paid to VFL stockholders                           $ 3,982
          Notes payable issued to VFL stockholders                 19,000
          VFL debt assumed by Headwaters                            6,749
          Costs directly related to acquisition                       225
                                                                ----------
                                                                  $29,956
                                                                ==========

    The VFL acquisition was accounted for using the purchase method of accounting as required by SFAS No. 141, "Business Combinations." The consideration Headwaters paid for VFL was negotiated at arms length and assets acquired and liabilities assumed were recorded at their estimated fair values as of April 9, 2004. Approximately $11,290,000 of the purchase price was allocated to identifiable intangible assets consisting of contracts with utility companies, industrial clients and municipalities. This amount is being amortized over an estimated average useful life of eight years. The remaining purchase price not attributable to the tangible and identifiable intangible assets was allocated to goodwill, all of which is tax deductible. All of the intangible assets and goodwill have been allocated to Headwaters' CCP segment.

    The following table sets forth the allocation of the total consideration paid to the tangible and intangible assets acquired and liabilities assumed.

          (in thousands)
          -------------------------------------------------------------------
          Cash                                                    $    36
          Trade receivables, net                                    4,287
          Other assets                                                860
          Property, plant and equipment                             8,808
          Intangible assets acquired - contracts (8 years          11,290
          Goodwill                                                  8,125
          Accounts payable and accrued liabilities                 (3,450)
                                                                 ----------
               Net assets acquired                                $29,956
                                                                 ==========

    Eldorado - On June 2, 2004, Headwaters acquired 100% of the ownership interests of Eldorado and paid off all of Eldorado's outstanding debt. Eldorado is based in San Marcos, California and is a leading manufacturer of architectural manufactured stone. With over 700 distributors, Eldorado provides Headwaters with a national platform for expanded marketing of "green" building products, such as mortar and stucco made with reclaimed fly ash from coal combustion. Eldorado also provides critical mass and improved margins for the construction materials segment. Eldorado's results of operations have been included in Headwaters' consolidated statement of income since June 2, 2004.

                             HEADWATERS INCORPORATED

                               September 30, 2005
                                   -----------

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

    The Eldorado acquisition was accounted for using the purchase method of accounting. The consideration Headwaters paid for Eldorado was negotiated at arms length and assets acquired and liabilities assumed were initially recorded at their estimated fair values as of June 2, 2004. An adjustment of the purchase price and the allocation thereof, which are not materially different from the preliminary purchase price and allocation as reflected in the 2004 Form 10-K, were completed during 2005. The only adjustment to the purchase price consisted of a $2,725,000 increase in the purchase price to reflect additional consideration paid to the former owners, which consideration was dependent upon final determination of the working capital in existence at the date of acquisition. The adjustments to the allocation of the purchase price resulted primarily from the final determination of current and deferred income taxes. The following table sets forth the total consideration paid to acquire Eldorado, as preliminarily determined and previously reflected in the 2004 Form 10-K, and as finally determined.

              (in thousands)                                             Preliminary          Final
          ------------------------------------------------------------------------------------------
          Cash paid to Eldorado owners                                      $136,982       $139,707
          Cash paid to retire Eldorado debt and related
            accrued interest                                                  69,650         69,650
          Costs directly related to acquisition                                3,800          3,800
                                                                      ------------------------------
                                                                            $210,432       $213,157
                                                                      ==============================

    The following table sets forth the preliminary and final allocations of the total consideration paid to the tangible and intangible assets acquired and liabilities assumed.
            (in thousands)                                                Preliminary          Final
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
                                                                       ==============================

    Eldorado sells its products through an extensive distribution network. In addition, Eldorado employs a group of talented artists who create the molds used to produce the manufactured stone product. The quality of these molds adds significant value to the end product. Eldorado's manufacturing process, market presence and the quality of its product, including product design and product breadth, are major elements contributing to Eldorado's high value and related purchase price. These items, combined with Eldorado's high growth and extensive distribution network are not separable and, accordingly, contributed to a significant amount of goodwill. Approximately $9,034,000 of the purchase price was allocated to identifiable intangible assets, consisting primarily of non-compete agreements. The intangible assets are being amortized over estimated useful lives ranging from three to ten years, with a combined weighted average life of approximately four years. The remaining purchase price not attributable to the tangible and

                             HEADWATERS INCORPORATED

                               September 30, 2005
                                   -----------

    identifiable intangible assets was allocated to goodwill, most of which is tax deductible. All of the intangible assets and goodwill were allocated to Headwaters' construction materials segment.

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

    The following table sets forth the total consideration paid to acquire SCP.

              (in thousands)
          ------------------------------------------------------------------

          Cash paid to SCP owners                                   $25,210
          SCP debt assumed by Headwaters                              9,787
          Costs directly related to acquisition                         300
                                                                 -----------
                                                                    $35,297
                                                                 ===========

    Headwaters also agreed to pay an earn-out to the sellers if certain earnings targets are exceeded during the 12 months ending December 31, 2005 (the "earn-out period"). The additional earn-out consideration will be the product of 5.7 times the amount that earnings before interest, taxes, depreciation and amortization ("EBITDA") of SCP exceed $5,500,000 during the earn-out period. Headwaters currently expects earn-out consideration in the range of approximately $10,000,000 to $12,500,000 could be paid, depending on performance, at which time goodwill will be increased accordingly.

    The SCP acquisition was accounted for using the purchase method of accounting. The consideration Headwaters paid for SCP was negotiated at arms length and assets acquired and liabilities assumed were recorded at their estimated fair values as of July 2, 2004. Approximately $6,890,000 of the purchase price was allocated to identifiable intangible assets, consisting primarily of customer relationships. The intangible assets are being amortized over estimated useful lives ranging from two to ten years, with a combined weighted average life of approximately seven years. The remaining purchase price not attributable to the tangible and identifiable intangible assets was allocated to goodwill, substantially all of which is tax deductible. All of the intangible assets and goodwill have been allocated to Headwaters' construction materials segment.

    The following table sets forth the allocation of the total consideration to the tangible and intangible assets acquired and liabilities assumed.

           (in thousands)
          -------------------------------------------------------------------
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
                                                               ==============

    Tapco - On September 8, 2004, Headwaters acquired 100% of the ownership interests of Tapco and paid off all of Tapco's outstanding debt. Tapco is

                             HEADWATERS INCORPORATED

                               September 30, 2005
                                   -----------

    headquartered in Wixom, Michigan and is a leading designer, manufacturer and marketer of specialty building products used in exterior residential home improvement and construction throughout the United States and Canada. The Tapco acquisition further diversified Headwaters' cash flow stream away from its historical reliance on alternative energy. Tapco brings economy of scale and manufacturing expertise that results in some of the lowest manufacturing costs in the siding accessory industry, which has improved the combined margins in Headwaters' construction materials segment. Headwaters may also be able to leverage Tapco's distribution networks to accelerate sales of Headwaters' diverse construction materials product portfolio. Tapco's results of operations have been included in Headwaters' consolidated statement of income since September 8, 2004.

    In order to obtain the cash necessary to acquire Tapco, retire Tapco's debt and preferred stock, and repay Headwaters' existing senior debt, Headwaters borrowed $790,000,000 of debt consisting of $640,000,000 of senior secured debt under a first lien with a six and one-half-year term and a floating interest rate, and $150,000,000 of senior secured debt under a second lien with an eight-year term, also with a floating interest rate. Headwaters incurred approximately $18,200,000 of debt issue costs in connection with the issuance of the new senior debt, all of which is described in more detail in Note 9.

    The following table sets forth the total consideration paid to acquire Tapco, as preliminarily determined and previously reflected in the 2004 Form 10-K, and as finally determined.

              (in thousands)                                             Preliminary          Final
          ------------------------------------------------------------------------------------------
          Cash paid to Tapco stockholders                                   $388,297       $388,297
          Cash paid to retire Tapco debt, preferred stock
            and related accrued interest                                     326,703        326,703
          Costs directly related to acquisition                                9,000          8,700
                                                                      ------------------------------
                                                                            $724,000       $723,700
                                                                      ==============================

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

    Approximately $167,300,000 of the estimated purchase price was allocated to estimated identifiable intangible assets consisting primarily of customer relationships, trade names, and patents. The estimated intangible assets have estimated average useful lives ranging from two to twenty years, with a combined weighted average life of approximately 15 years. The remaining purchase price not attributable to the tangible and identifiable intangible assets was allocated to goodwill, which is not tax deductible. All of the intangible assets and goodwill have been allocated to Headwaters' construction materials segment.

    The following table sets forth the preliminary and final allocations of the total consideration paid to the tangible and intangible assets acquired and liabilities assumed. The adjustments to the allocation of the purchase price resulted primarily from the final determination of fair values for property, plant and equipment and current and deferred income taxes.

           (in thousands)                                               Preliminary           Final
          ------------------------------------------------------------------------------------------
          Cash                                                            $ 10,317        $ 10,317
          Trade receivables, net                                            41,696          41,696
          Inventories                                                       16,835          16,585
          Other assets                                                       1,232           1,263
          Property, plant and equipment                                     61,376          67,494
          Intangible assets acquired:
               Customer relationships (15 years)                            62,000          62,000
               Trade names (20 years)                                       62,000          62,000
               Patents (10 years)                                           40,000          40,000
               Non-competition agreements (2 years)                          3,300           3,300
          Goodwill                                                         527,248         524,979
          Accounts payable and accrued liabilities                         (33,237)        (37,584)
          Net deferred income tax liabilities                              (68,767)        (68,350)
                                                                     -------------------------------
               Net assets acquired                                        $724,000        $723,700
                                                                     ===============================

    Deferred Acquisition Costs - In 2004, Headwaters expensed approximately $848,000 of deferred acquisition costs related to acquisition projects that were abandoned. Write-offs of deferred acquisition costs were not material in 2003 or 2005.

    Fiscal 2006 Acquisition - Subsequent to September 30, 2005, Tapco acquired certain assets and assumed certain liabilities of Max Manufacturing & Roofing, LLC. Total consideration, including potential future deferred payments, is not material.

4.  Segment Reporting

    Headwaters currently operates in three business segments, construction materials, CCPs and alternative energy. These segments are managed and evaluated separately by management due to differences in their operations, products and services.

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

    The CCP segment markets coal combustion products such as fly ash and bottom ash, known as CCPs, to the building products and ready mix concrete industries. Headwaters markets CCPs to replace manufactured or mined materials, such as portland cement, lime, agricultural gypsum, fired lightweight aggregate, granite aggregate and limestone. Headwaters has long-term contracts, primarily with coal-fired electric power generation plants, pursuant to which it manages the post-combustion operations for the utilities. CCP revenues consist primarily of product sales with a smaller amount of service revenue.

    The alternative energy segment includes Headwaters' legacy coal-based solid alternative fuels business and HTI's business of developing catalyst technologies to convert coal and heavy oil into higher-value liquid fuels, as well as nanocatalyst processes and applications. Revenues for this segment consist primarily of sales of chemical reagents and license fees.

    The following segment information has been prepared in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The accounting policies of the segments are the same as those described in Note 2. Performance of the segments is evaluated primarily on revenue growth, operating income and cash flow, although other factors are used in certain situations, such as income tax credits generated by activities of the alternative energy segment. Intersegment sales are immaterial. Segment costs and expenses considered in deriving segment operating income include cost of revenues, amortization, research and development, and segment-specific selling, general and administrative expenses. Amounts included in the "Corporate" column represent expenses not specifically attributable to any segment and include administrative departmental costs and general corporate overhead. Segment assets reflect those specifically attributable to individual segments and primarily include accounts receivable, inventories, property, plant and equipment, intangible assets and goodwill. Other assets are included in the "Corporate" column. Segment information for CCPs for 2004 includes VFL's results for six months. Segment information for construction materials for 2004 includes Eldorado's results for four months, SCP's results for three months and Tapco's results for 23 days.

                                                                                  2003
                                                   --------------------------------------------------------------------
                                                   Construction                 Alternative
       (in thousands)                                Materials       CCPs         Energy       Corporate     Totals
       ----------------------------------------------------------------------------------------------------------------
       Segment revenue                                $   49,350     $169,938       $168,342     $     --   $  387,630
                                                   ====================================================================

       Depreciation and amortization                  $     (624)    $(11,045)      $ (1,222)    $     --   $  (12,891)
                                                   ====================================================================

       Operating income (loss)                        $    4,734     $ 21,521       $ 65,002     $(14,138)  $   77,119
                                                   =======================================================
            Net interest expense                                                                               (15,377)
            Other income (expense), net                                                                         (1,661)
            Income tax provision                                                                               (23,450)
                                                                                                           ------------
       Net income                                                                                           $   36,631
                                                                                                           ============

       Capital expenditures                           $      912     $  8,117       $    166     $    521   $    9,716
                                                   ====================================================================

       Segment assets                                 $   22,341     $283,916       $ 34,959     $ 32,059   $  373,275
                                                   ====================================================================

                                                                                  2004
                                                   --------------------------------------------------------------------
                                                   Construction                 Alternative
       (in thousands)                                Materials       CCPs         Energy       Corporate     Totals
       ----------------------------------------------------------------------------------------------------------------
       Segment revenue                                $  134,027     $210,155       $209,773     $     --   $  553,955
                                                   ====================================================================

       Depreciation and amortization                  $   (6,210)    $(12,510)      $ (1,198)    $   (271)  $  (20,189)
                                                   ====================================================================

       Operating income (loss)                        $   17,261     $ 30,386       $ 98,995     $(18,885)  $  127,757
                                                   =======================================================
            Net interest expense                                                                               (18,509)
            Other income (expense), net                                                                         (4,141)
            Income tax provision                                                                               (40,790)
                                                                                                           ------------
       Net income                                                                                           $   64,317
                                                                                                           ============

       Capital expenditures                           $    9,394     $  3,679       $    745     $    149   $   13,967
                                                   ====================================================================

       Segment assets                                 $1,104,980     $316,982       $ 44,156     $ 74,661   $1,540,779
                                                   ====================================================================


                             HEADWATERS INCORPORATED

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               September 30, 2005
                                   -----------
                                                                                  2005
                                                   --------------------------------------------------------------------
                                                   Construction                 Alternative
       (in thousands)                                Materials       CCPs         Energy       Corporate     Totals
       ----------------------------------------------------------------------------------------------------------------
       Segment revenue                                $  519,926     $246,819       $297,894     $     --   $1,064,639
                                                   ====================================================================

       Depreciation and amortization                  $  (37,485)    $(12,648)      $ (5,922)    $   (321)  $  (56,376)
                                                   ====================================================================

       Operating income (loss)                        $   72,878     $ 32,780       $171,164     $(39,949)  $  236,873
                                                   =======================================================
            Net interest expense                                                                               (57,433)
            Other income (expense), net                                                                        (15,632)
            Income tax provision                                                                               (42,530)
                                                                                                           ------------
       Net income                                                                                           $  121,278
                                                                                                           ============

       Capital expenditures                           $   44,408     $  5,807       $  6,019     $    414   $   56,648
                                                   ====================================================================

       Segment assets                                 $1,142,547     $311,599       $155,458     $ 62,052   $1,671,656
                                                   ====================================================================

5.  Receivables

    Activity in the trade receivables allowance account was as follows.

                                                                                              Accounts
                                                    Balance at                 Additions    written off
                                                    beginning    Charged to       from       and other    Balance at
       (in thousands)                                of year       expense    acquisitions   deductions   end of year
       ---------------------------------------------------------------------------------------------------------------
       Fiscal year ended September 30, 2003              $  412       $  516        $   --      $  (351)       $  577
       Fiscal year ended September 30, 2004                 577        2,397         4,273       (1,470)        5,777
       Fiscal year ended September 30, 2005               5,777        3,887            --       (4,164)        5,500

    Notes receivable generally relate to nonoperating activities and accordingly, losses are included in other expense in the consolidated statements of income. Net losses recognized on notes receivable were approximately $2,142,000 in 2003, $2,622,000 in 2004 and $0 in 2005.

6.  Inventories

    Inventories consisted of the following at September 30:

          (in thousands)                                 2004        2005
          ----------------------------------------------------------------

          Raw materials                               $ 8,517     $12,604
          Finished goods                               35,295      47,915
                                                   -----------------------
                                                      $43,812     $60,519
                                                   =======================


7.  Property, Plant and Equipment

    Property, plant and equipment consisted of the following at September 30:

                                                                Estimated useful
          (in thousands)                                               lives                  2004        2005
          ----------------------------------------------------------------------------------------------------
          Land and improvements                                    8 - 30 years          $ 14,041    $ 14,770
          Buildings and improvements                               3 - 40 years            34,269      41,623
          Equipment and vehicles                                   3 - 30 years            88,791     114,811
          Dies and molds                                           3 - 15 years            28,986      42,126
          Construction in progress                                                          8,052      14,249
                                                                                      ------------------------
                                                                                          174,139     227,579
           Less accumulated depreciation                                                  (16,528)    (37,129)
                                                                                      ------------------------
                Net property, plant and equipment                                        $157,611    $190,450
                                                                                      ========================

                             HEADWATERS INCORPORATED

                               September 30, 2005
                                   -----------

    Depreciation expense was approximately $6,387,000 in 2003, $11,035,000 in 2004, and $27,553,000 in 2005.

8.  Intangible Assets and Goodwill

    Intangible Assets - Headwaters has no identified intangible assets that are not being amortized. The following table summarizes the gross carrying amounts and the related accumulated amortization of all amortizable intangible assets as of September 30:

                                                                  2004                             2005
                                                     -----------------------------------------------------------------
                                                         Gross                            Gross
                                        Estimated       Carrying       Accumulated       Carrying       Accumulated
       (in thousands)                 useful lives       Amount       Amortization        Amount       Amortization
       ---------------------------------------------------------------------------------------------------------------
       CCP contracts                  8 - 20 years         $117,690          $11,524        $117,690          $18,256
       Customer relationships      7 1/2 - 15 years          68,331              452          68,331            5,395
       Trade names                    5 - 20 years           63,657              268          63,657            3,642
       Patents and patented
         technologies              7 1/2 - 15 years          52,464            2,969          55,359            8,060
       Non-competition agreements     2 - 3 1/2 years        10,422              867          10,422            4,939
       Other                          9 - 10 years            2,336            1,002           2,336            1,255
                                                     -----------------------------------------------------------------
                                                           $314,900          $17,082        $317,795          $41,547
                                                     =================================================================

    Total amortization expense related to intangible assets was approximately $6,504,000 in 2003, $9,107,000 in 2004 and $24,465,000 in 2005. Total
    estimated annual amortization expense for fiscal years 2006 through 2010 is shown in the following table.

          Year ending September 30:    (in thousands)
        ----------------------------------------------
                    2006                    $24,366
                    2007                     22,021
                    2008                     20,473
                    2009                     20,260
                    2010                     19,927

    Goodwill - Changes in the carrying amount of goodwill, by segment, are as follows for 2004 and 2005.

                                             Alternative                      Construction
       (in thousands)                           Energy            CCPs          Materials         Total
       -----------------------------------------------------------------------------------------------------
       Balances as of September 30, 2003            $4,258        $107,873        $     --         $112,131
       Goodwill acquired during the year                --           8,125         695,140          703,265
                                           -----------------------------------------------------------------
       Balances as of September 30, 2004             4,258         115,998         695,140          815,396
       Adjustments to previously recorded
         purchase price                                 --              --          (3,851)          (3,851)
                                           -----------------------------------------------------------------
       Balances as of September 30, 2005            $4,258        $115,998        $691,289         $811,545
                                           =================================================================

    In accordance with the requirements of SFAS No. 142, Headwaters does not amortize goodwill, all of which relates to acquisitions that occurred from 2001 through 2004. SFAS No. 142 requires Headwaters to periodically perform tests for goodwill impairment, at least annually, or sooner if evidence of possible impairment arises. Headwaters performs its annual impairment tests as of June 30, using a two-step process that begins with an estimation of the fair values of the reporting units with goodwill. Currently, five reporting units have goodwill, as follows: (i) HTI, (ii) Resources, (iii) Eldorado, (iv) SCP, and (v) Tapco.

    Step 1 of impairment testing consists of determining and comparing the fair values of the reporting units to the carrying values of those reporting units. If step 1 is failed for any of the reporting units, indicating a potential impairment, Headwaters would be required to complete step 2, which

                             HEADWATERS INCORPORATED

                               September 30, 2005
                                   -----------

    is a more detailed test to calculate the implied fair value of goodwill, and compare that value to the carrying value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is required to be recorded.

    Headwaters has performed step 1 impairment tests of recorded goodwill as of June 30, 2003, 2004 and 2005, all of which indicated that the fair values of the reporting units exceeded their carrying values. Accordingly, step 2 of the impairment tests was not required to be performed, and no impairment charge was necessary.

9.  Liabilities

    Other Accrued Liabilities - Other accrued liabilities consisted of the following at September 30:

              (in thousands)                                                             2004           2005
              -----------------------------------------------------------------------------------------------
              Cost of product not yet invoiced                                        $10,763        $18,531
              Acquisition-related accruals (primarily escrow accounts)                 24,676             --
              Other                                                                    30,186         47,660
                                                                              -------------------------------
                                                                                      $65,625        $66,191
                                                                              ===============================
    Long-term Debt - Long-term debt consisted of the following at September 30:

               (in thousands)                                                            2004           2005
              -----------------------------------------------------------------------------------------------
              Senior secured debt                                                    $790,000       $472,673
              Convertible senior subordinated notes                                   172,500        172,500
              Notes payable to a bank                                                   9,787          8,705
              Other                                                                       227            140
                                                                              -------------------------------
                                                                                      972,514        654,018
              Less: current portion                                                   (57,873)       (52,207)
                                                                              -------------------------------
              Total long-term debt                                                   $914,641       $601,811
                                                                              ===============================

    Senior Secured Credit Agreements - In September 2004, Headwaters entered into two credit agreements with a syndication of lenders. The credit agreements have since been amended, most recently in October 2005. A total of $790,000,000 was originally borrowed under the credit facility, which also provides for up to $60,000,000 of borrowings under a revolving credit arrangement. The original proceeds were used to acquire Tapco and repay in full the remaining balance due under Headwaters' former senior secured credit agreement executed in March 2004. The $790,000,000 of borrowings consisted of a first lien term loan in the amount of $640,000,000 and a second lien term loan in the amount of $150,000,000. As of September 30, 2005, the second lien term loan has been repaid in its entirety. With certain limited exceptions, the first lien term loan is secured by all assets of Headwaters and is senior in priority to all other debt except for the specific SCP assets that collateralize the notes payable to banks discussed below. The terms of the credit facility, as amended, are described in more detail in the following paragraphs.

    The first lien term loan bears interest, at Headwaters' option, at either i) the London Interbank Offered Rate ("LIBOR") plus 2.0%, 2.25%, or 2.5%, depending on the credit ratings that have been most recently announced for the loans by Standard & Poors Ratings Services ("S&P") and Moody's Investors Service, Inc. ("Moody's"); or ii) the "base rate" plus 1.0%, 1.25%, or 1.5%, again depending on the credit ratings announced by S&P and Moody's. Base rate is defined as the higher of the rate announced by Morgan Stanley Senior Funding and the overnight rate charged by the Federal Reserve Bank of New York plus 0.5%. The initial interest rate on the first lien debt was set at 6.5%, but was subsequently reduced to approximately 5.4% during the quarter ended December 31, 2004 pursuant to the terms of the agreement. The interest rate on the first lien debt was approximately 5.9% at September 30, 2005. The second lien term loan bore interest, also at Headwaters' option, at either LIBOR plus 5.5%, or the "base rate" plus 4.5%. The initial interest rate on the second lien debt was set at 9.75%, but was subsequently reduced to approximately 7.7% during the quarter ended December 31, 2004 pursuant to the terms of the agreement. Headwaters can lock in new LIBOR rates for the first lien loan for one, two, three or six months. The most recent rate change occurred in October 2005.

    The first lien term loan ($442,673,000 outstanding at September 30, 2005) is repayable in quarterly installments of principal and interest, with minimum required quarterly principal repayments of approximately $3,354,000 commencing in November 2005 through August 2010, with three repayments of approximately $125,200,000 each from November 2010 through April 2011, the termination date. Interest is generally due on a quarterly basis.

    During 2005, Headwaters repaid a total of $197,327,000 of the first lien term loan and all of the second lien term loan ($150,000,000). As a result of the early repayments, accelerations of amortization of the related debt issue costs totaling approximately $7,396,000 were charged to interest expense. Prepayment penalties totaling $4,000,000 were paid related to the early repayments of the second lien term debt, which amount was also charged to interest expense.

    There are mandatory prepayments of the first lien term loan in the event of certain asset sales and debt and equity issuances and from "excess cash flow," as defined in the agreement. Optional prepayments of the first lien term loan are generally permitted without penalty or premium, except where the proceeds for repayment are obtained from a "financing," as defined, consummated for the purpose of lowering the interest rate on the first lien debt, in which case there is a 1% prepayment penalty. Optional prepayments of the second lien term were restricted and required prepayment penalties ranging up to 3% of the prepayments made in the first year and 2% in the second year. Once repaid in full or in part, no further reborrowings under either of the term loan arrangements can be made.

    Borrowings under the revolving credit arrangement are generally subject to the terms of the first lien loan agreement and bear interest at either LIBOR plus 1.75% to 2.5% (depending on Headwaters' "total leverage ratio," as defined), or the base rate plus 0.75% to 1.5%. Borrowings and reborrowings of any available portion of the $60,000,000 revolver can be made at any time through September 2009, when all loans must be repaid and the revolving credit arrangement terminates. The fees for the unused portion of the revolving credit arrangement range from 0.5% to 0.75% (depending on Headwaters' "total leverage ratio," as defined). As of September 30, 2005, Headwaters had $30,000,000 of borrowings outstanding under the revolving credit arrangement. Because Headwaters' intent was to repay the outstanding borrowings under the revolving credit arrangement within 12 months, this amount is reflected as current in the consolidated balance sheet as of September 30, 2005. The credit agreement also allows for the issuance of letters of credit, provided there is capacity under the revolving credit arrangement. As of September 30, 2005, six letters of credit totaling $5,503,000 were outstanding, with expiration dates ranging from January 2006 to December 2006. Subsequent to September 30, 2005, an additional letter of credit was issued in the amount of $2,705,000, expiring in October 2006.

    The credit agreements contain restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset sales and liens, annual capital expenditures in excess of $62,000,000 for 2005, $72,000,000 for 2006 and $75,000,000 for 2007 through 2011, and the payment of dividends, among others. In addition, Headwaters must maintain certain leverage and fixed charge coverage ratios, as those terms are defined in the agreements. Under the most restrictive covenants, contained in the first lien agreement, Headwaters must maintain i) a total leverage ratio of 4.5:1.0 or less, declining periodically to 3.5:1.0 in 2010; ii) a maximum ratio of consolidated senior funded indebtedness minus subordinated indebtedness to EBITDA of 3.5:1.0, declining periodically to 2.5:1.0 in 2010; and iii) a minimum ratio of EBITDA plus rent payments for the four preceding fiscal quarters to scheduled payments of principal and interest on all indebtedness for the next four fiscal quarters of 1.10:1.0 through September 30, 2006, and 1.25:1.0 thereafter. Headwaters is in compliance with all debt covenants as of September 30, 2005.

    As required by the senior secured credit facility, Headwaters entered into certain other agreements to limit its variable interest rate exposure. The first set of agreements effectively established the maximum LIBOR rate for $300,000,000 (subsequently reduced to $150,000,000) of the senior secured debt at 5.0% through September 8, 2005. The second set of agreements effectively set the LIBOR rate at 3.71% for $300,000,000 ($150,000,000 as of September 30, 2005) of this debt for the period commencing September 8, 2005 through September 8, 2007. During 2005, Headwaters reduced the amount of senior debt hedged from $300,000,000 to $150,000,000, as allowed under terms of the amended credit facility, and recognized a gain of approximately $964,000, which was recorded as a reduction in interest expense.

                             HEADWATERS INCORPORATED

                               September 30, 2005
                                   -----------

    Headwaters accounts for the agreements which limit its variable interest rate exposure as cash flow hedges, and accordingly, the fair market value of the hedges is reflected in the consolidated balance sheet as either other assets or other liabilities. The market value of the hedges can fluctuate significantly over a relatively short period of time. The hedges had a market value at September 30, 2005 of approximately $2,100,000, which, net of $820,000 of income taxes, represents other comprehensive income for 2005. Total comprehensive income was approximately $122,558,000 for 2005. Total comprehensive income did not differ from net income in 2003 or 2004.

    Former Senior Secured Credit Agreement - In March 2004, Headwaters entered into a credit agreement with a group of banks under which a total of $50,000,000 was borrowed under a term loan arrangement and which, as amended in June 2004, provided for an additional $75,000,000 to be borrowed under a revolving credit arrangement. The initial $50,000,000 of proceeds were used to repay in full the remaining balance due under Headwaters' 2002 senior secured credit agreement (see below). Debt issue costs of approximately $1,300,000 were incurred in issuing this debt, all of which was expensed in 2004.

    The term loan was secured by all assets of Headwaters, bore interest at a variable rate linked to the Eurodollar rate or the lenders' base rate, both as defined in the agreement, and was repayable in quarterly installments of $1,250,000 through September 2007, with a final payment of $32,500,000 due November 2007. In connection with the purchase of Eldorado in June 2004, a total of $44,000,000 was borrowed under the revolving credit arrangement, all of which was repaid in June 2004. In connection with the purchase of SCP in July 2004, a total of $20,000,000 was borrowed, all of which was repaid in September 2004. Also in September 2004, the remaining balance outstanding under the term loan was repaid in full using proceeds from the new 2004 senior secured credit facility described above.

    2002 Senior Secured Credit Agreement - In connection with the ISG acquisition in 2002, Headwaters entered into a $175,000,000 senior secured credit agreement with a syndication of lenders, under which a total of $155,000,000 was borrowed as a term loan on the acquisition date. The credit agreement also allowed up to $20,000,000 to be borrowed under a revolving credit arrangement. The debt was issued at a 3% discount and Headwaters received net cash proceeds of $150,350,000. The original issue discount was accreted using the effective interest method and the accretion was recorded as interest expense. The debt was secured by all assets of Headwaters, bore interest at a variable rate linked to the Eurodollar rate or the lenders' base rate, both as defined in the agreement, and was repayable in quarterly installments through August 30, 2007.

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

    Convertible Senior Subordinated Notes - In connection with the Eldorado acquisition, Headwaters issued $172,500,000 of 2.875% convertible senior subordinated notes due 2016. These notes are subordinate to the senior secured debt described above. Holders of the notes may convert the notes into shares of Headwaters' common stock at a conversion rate of 33.3333 shares per $1,000 principal amount ($30 conversion price), or 5,750,000 aggregate shares of common stock, contingent upon certain events. The conversion rate adjusts for events related to Headwaters' common stock, including common stock issued as a dividend, rights or warrants to purchase common stock issued to all holders of Headwaters' common stock, and other similar rights or events that apply to all holders of common stock.

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

                             HEADWATERS INCORPORATED

                               September 30, 2005
                                   -----------

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

    Headwaters has included the additional shares of common stock contingently issuable under the notes in its diluted EPS calculations on an if-converted basis, as described in more detail in Note 13.

    Notes Payable to a Bank - In connection with the acquisition of SCP in July 2004, Headwaters assumed SCP's obligations under its notes payable to a bank. The notes require monthly interest and quarterly principal payments and bear interest at variable rates, which as of September 30, 2005, ranged from 4.5% to 6.25%. Because the notes are callable by the bank, Headwaters has included the outstanding balance in current portion of long-term debt in the consolidated balance sheet. The notes are collateralized by certain assets of SCP and contain financial covenants specific to SCP, including a minimum fixed charge coverage ratio, a leverage ratio requirement, and limitations on capital expenditures. Headwaters is in compliance with all debt covenants as of September 30, 2005.

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

    Notes Payable to Former VFL Stockholders - In connection with the VFL acquisition, Headwaters issued $19,000,000 of notes payable to the VFL stockholders, all of which was repaid in 2004. The interest rate on $16,000,000 of the notes was 9% and the interest rate on the remaining $3,000,000 of notes was variable.

    Interest Costs - During 2003, Headwaters incurred total interest costs of approximately $15,917,000, including approximately $3,857,000 of non-cash interest expense and approximately $230,000 of interest costs that were capitalized. During 2004, Headwaters incurred total interest costs of approximately $19,888,000, including approximately $6,031,000 of non-cash interest expense and approximately $435,000 of interest costs that were capitalized. During 2005, Headwaters incurred total interest costs of approximately $59,677,000, including approximately $10,634,000 of non-cash interest expense and approximately $464,000 of interest costs that were capitalized.

    Interest Rates and Debt Maturities - The weighted-average interest rate on the face amount of outstanding long-term debt, disregarding amortization of debt issue costs, debt discount, and the gain realized upon reduction of the interest rate hedges in 2005, was approximately 6.3% at September 30, 2004 and 5.2% at September 30, 2005.

    Future maturities of long-term debt as of September 30, 2005 were as follows:

            Year ending September 30,       (in thousands)
        -------------------------------------------------
                     2006                    $ 52,207
                     2007                      13,466
                     2008                      13,416
                     2009                      13,414
                     2010                      13,414
                 Thereafter                   548,101
                                          -------------
             Total long-term debt            $654,018
                                          =============

10. Fair Value of Financial Instruments

    Headwaters' financial instruments consist primarily of cash and cash equivalents, trade receivables, accounts payable and long-term debt. All of these financial instruments except long-term debt are either carried at fair value in the balance sheet or are of a short-term nature. Accordingly, the carrying values for those financial instruments as reflected in the consolidated balance sheets closely approximate their fair values.

    With the exception of the 2.875% convertible senior subordinated notes due 2016, substantially all of Headwaters' debt outstanding as of September 30, 2004 and 2005 consisted of variable-rate debt. However, as a result of the hedge agreements entered into for $150,000,000 of the variable-rate senior secured debt described in Note 9, Headwaters has effectively fixed the interest rate on that portion of debt for approximately two years, through September 8, 2007.

    Using market interest rates for the convertible senior subordinated notes of approximately 2.3% in 2004 and 2.1% in 2005 and a market interest rate of 6.3% in 2005 for the $150,000,000 hedged portion of senior debt, the fair value of all outstanding long-term debt as of September 30, 2004 and 2005 would be approximately $978,892,000 and $660,677,000, respectively. The market interest rates for the convertible senior subordinated notes decreased during the period June 2004 to September 2004 and again during 2005 due primarily to the increase in Headwaters' common stock price during those periods.

11. Income Taxes

    Headwaters recorded income tax provisions with an effective tax rate of approximately 39% in 2003 and 2004 and 26% in 2005. The reduction in the effective tax rate for 2005 is primarily due to Section 29 tax credits related to Headwaters' 19% interest in an entity that owns and operates a coal-based solid alternative fuel production facility (see Note 14), plus two other smaller alternative fuel facilities that Headwaters owns and operates.

    The income tax provision consisted of the following for the years ended September 30:

          (in thousands)                                             2003          2004          2005
          --------------------------------------------------------------------------------------------
          Current tax provision:
               Federal                                           $20,726        $38,374      $ 67,654
               State                                               3,602          3,699         7,405
                                                            ------------------------------------------
          Total current tax provision                             24,328         42,073        75,059

          Deferred tax provision (benefit):
               Federal                                              (774)        (1,273)      (29,108)
               State                                                (104)           (10)       (3,421)
                                                            ------------------------------------------
          Total deferred tax provision (benefit)                    (878)        (1,283)      (32,529)
                                                            ------------------------------------------
          Total income tax provision                             $23,450        $40,790      $ 42,530
                                                            ==========================================
    The provision for income taxes differs from the amount computed using the statutory federal income tax rate due to the following.

          (in thousands)                                             2003          2004          2005
          --------------------------------------------------------------------------------------------
          Tax provision at U.S. statutory rate                    $21,028        $36,787       $57,333
          State income taxes, net of federal tax effect             2,352          2,901         3,395
          Income tax credits                                           --           (205)      (20,455)
          Nondeductible expenses                                      302            764         3,039
          Other                                                      (232)           543          (782)
                                                            ------------------------------------------
             Income tax provision                                 $23,450        $40,790       $42,530
                                                            ==========================================

                             HEADWATERS INCORPORATED

                               September 30, 2005
                                   -----------

    As of September 30, 2005, Headwaters had deferred tax assets related to state and non-U.S. net operating loss ("NOL") carryforwards of approximately $436,000 and $1,605,000, respectively. Headwaters has established a valuation allowance for $1,949,000 of this amount, approximately $1,000,000 of which related to opening balance sheet adjustments for Tapco. A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. Because the realization of the deferred tax assets related to these NOLs is dependent upon future income related to domestic and foreign jurisdictional operations that have historically generated losses, management determined that it is not "more likely than not" that these NOLs will be realized and therefore, a valuation allowance is required. The state NOLs expire from 2011 to 2024 and substantially all of the non-U.S. NOLs do not expire. The components of Headwaters' deferred income tax assets and liabilities were as follows as of September 30:

          (in thousands)                                                           2004          2005
          --------------------------------------------------------------------------------------------
          Deferred tax assets:
               Stock-based compensation                                       $      --     $  11,500
               Tax credit carryforwards                                              --        11,144
               Estimated liabilities                                              3,604         7,058
               Intangible asset basis differences                                    --         5,553
               Reserves and allowances                                            3,624         4,539
               Deferred license fee revenue                                       3,672         2,828
               NOL carryforwards                                                     40         2,041
               Valuation allowance related to NOL carryforwards                      --        (1,949)
                                                                           ---------------------------
                    Total deferred tax assets                                    10,940        42,714
                                                                           ---------------------------

          Deferred tax liabilities:
               Intangible asset basis differences                              (100,911)      (98,155)
               Property, plant and equipment basis differences                  (21,224)      (18,854)
               Interest on convertible senior subordinated notes                 (1,081)       (4,488)
               Other                                                             (5,160)       (1,089)
                                                                           ---------------------------
                    Total deferred tax liabilities                             (128,376)     (122,586)
                                                                           ---------------------------
          Net deferred tax liability                                          $(117,436)    $ (79,872)
                                                                           ===========================

12. Equity Securities and Stock-Based Compensation

    Authorized Stock - In January 2005, Headwaters' Board of Directors ("Board") approved an increase in the authorized shares of common stock from 50,000,000 to 100,000,000. This action was approved at the annual meeting of stockholders in March 2005. Headwaters also has 10,000,000 shares of authorized preferred stock, none of which was issued or outstanding as of September 30, 2004 or 2005.

    New York Stock Exchange Listing - Headwaters' common stock traded on the Nasdaq National Market until April 6, 2005, at which time it began trading on the New York Stock Exchange under the symbol "HW."

    Issuance of Common Stock - Headwaters has an effective universal shelf registration statement on file with the SEC that can be used for the sale of common stock, preferred stock, convertible debt and other securities. In

                             HEADWATERS INCORPORATED

                               September 30, 2005
                                   -----------

    2004, Headwaters filed a prospectus supplement to that shelf registration statement and issued 4,958,457 shares of common stock in an underwritten public offering. Proceeds of $90,258,000 were received, net of commissions and other offering costs totaling $6,432,000.

    In January 2005, Headwaters filed a Form S-3 shelf registration statement with the SEC that was declared effective for the sale of up to $175,000,000 of common stock. In February 2005, Headwaters filed a prospectus supplement to the two shelf registration statements and in March 2005 issued 6,900,000 shares of common stock in an underwritten public offering. Proceeds of $198,817,000 were received, net of commissions and other offering costs totaling $11,633,000. Following this issuance of common stock, approximately $18,000,000 remains available for future offerings of securities under the universal shelf registration statement. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering would commence under the registration statement.

    Grants of Stock Incentive Awards - During 2005, the Compensation Committee of Headwaters' Board (the "Committee") granted to certain officers and employees stock incentive awards consisting of approximately 3,013,000 stock appreciation rights ("SARs") and approximately 214,000 stock options. Substantially all of these awards were granted during the quarter ended June 30, 2005, the same quarter that Headwaters early adopted SFAS No. 123R, as explained below. Approximately 1,995,000 of the SARs vested at grant date, and a majority require a payment by grantees of $2.00 per SAR, payable over a 52-month period. Also, the maximum gain that may be received for each of these SARs is limited to the fair market value of one share of Headwaters' common stock at the date of grant. The grant of these immediate-vested SARs resulted in approximately $16,190,000 of compensation expense being recorded in 2005, which was calculated in accordance with SFAS No. 123R as described below under "Stock-Based Compensation." The remaining SARs which were granted during 2005 (approximately 1,019,000) vest over five years, and approximately 910,000 of these SARs are exercisable based on the achievement of performance criteria related to the economic growth ("EVA") of Headwaters during the five-year period. The Committee also approved the acceleration of vesting of certain outstanding stock options.

    All of the SARs and stock options were granted under existing stock option and stock incentive plans, and all have an exercise price equal to the fair market value of Headwaters' common stock on the dates of grant and a contractual term of 10 years. All SARs will be settled in Headwaters' common stock when exercised by grantees. The Committee also approved the acceleration of vesting of options for the purchase of approximately 1,059,000 shares for 138 officers, directors and employees which were not fully vested as of the date of acceleration (prior to acceleration, there were in total unvested outstanding options to purchase approximately 1,291,000 shares). Options for which vesting was accelerated consisted of all options with an exercise price equal to or greater than $21.29 per share and all but 172,000 of the options accelerated were "in the money" at the date of acceleration. Of the options accelerated, options to purchase a total of approximately 523,000 shares of common stock were granted to directors and executive officers of Headwaters. Total compensation expense of approximately $9,320,000 was recognized related to the acceleration of vesting of options.

    In addition to the above actions, the Committee also authorized the grant of performance unit awards, to be settled in cash, based on performance criteria tied to the economic value created or preserved by one of Headwaters' business units after December 2007. The grants of performance units were not made until November 2005 and could result in the payment to employees of a maximum amount of approximately $3,550,000 if all performance criteria are met.

    Stock-Based Compensation - During the quarter ended June 30, 2005, Headwaters adopted SFAS No. 123R effective as of October 1, 2004, the beginning of Headwaters' 2005 fiscal year (the "modified retrospective" method, with restatement limited to interim periods in the year of adoption, as permitted by SFAS No. 123R). Accordingly, Headwaters adjusted the amounts previously reported in its consolidated statement of income for the six months ended March 31, 2005 in deriving the statement of income amounts reported for 2005. The application of SFAS No. 123R for the six months ended March 31, 2005 had the effect of reducing net income for that period by $3,890,000, the same amount as reported in the pro forma SFAS No. 123 footnote disclosure in Headwaters' March 31, 2005 Form 10-Q.

                             HEADWATERS INCORPORATED

                               September 30, 2005
                                   -----------

    SFAS No. 123R revises SFAS No. 123 and supersedes APB 25 and requires companies to expense the value of employee stock options and other equity-based awards. For 2005, Headwaters recorded a total of $33,812,000 of pre-tax expense related to stock-based compensation, substantially all of which related to the adoption of SFAS No. 123R, and none of which involved the expenditure of cash. The total income tax benefit recognized in the consolidated income statement for stock-based compensation was approximately $12,190,000 for 2005. Due to immateriality, Headwaters did not capitalize any compensation cost as part of the cost of any asset. Beginning October 1, 2004, Headwaters reclassified certain stock-based compensation expense recorded in prior periods to conform to the current period presentation so that stock-based compensation expense is reported within the same operating expense line items as used for cash compensation expense. The tax benefits resulting from exercise of stock options and SARs (approximately $8,098,000 for 2005) are reflected in the consolidated statements of changes in stockholders' equity and cash flows. The following table summarizes non-cash stock-based compensation included in operating costs and expenses for the years indicated.

                (in thousands)                                          2003          2004          2005
          -----------------------------------------------------------------------------------------------
          Construction materials                                        $ --          $ --       $ 1,392
          Coal combustion products                                        --            --           572
          Research and development                                        --            --         1,862
          Selling, general and administrative                             91           289        29,986
                                                               ------------------------------------------
               Total stock-based compensation expense                    $91          $289       $33,812
                                                               ==========================================

    Headwaters recognizes compensation expense equal to the grant-date fair value of stock-based awards for all awards expected to vest, over the period during which the related service is rendered by grantees. The fair value of stock-based awards is determined primarily using the B-S-M model, which is the same valuation model used previously in valuing stock options for the pro forma footnote disclosures under the requirements of SFAS No. 123 (see
    Note 2). Headwaters uses the "graded vesting" or accelerated method to value awards and to allocate those values over the requisite service periods, again the same method as used previously in determining pro forma expense under SFAS No. 123.

     The adoption of SFAS No. 123R had the following effect on reported amounts for 2005:

                                                               Under Previous    SFAS No. 123R
                 (in thousands, except per-share data)           Accounting       Adjustments       As Reported
          ---------------------------------------------------------------------------------------------------------
              Income before income taxes                             $ 197,242         $(33,434)          $163,808
              Net income                                             $ 142,659         $(21,381)          $121,278
              Basic earnings per share                               $   $3.75         $  (0.56)          $   3.19
              Diluted earnings per share                             $   $3.26         $  (0.47)          $   2.79
              Cash flows from operating activities                   $ 159,329         $ (8,098)          $151,231
              Cash flows from financing activities                   $(106,474)        $  8,098           $(98,376)

    A significant amount of the effect of the SFAS No. 123R adjustments reported above resulted from the expense associated with the immediate-vested SARs granted in 2005 and from the acceleration of vesting of certain stock options which also occurred in 2005, all as discussed previously. As reflected in the table above and in the consolidated statements of cash flows, the adoption of SFAS No. 123R required reclassification of the tax benefits from exercise of stock-based awards as a cash flow from financing activities instead of a cash flow from operating activities, the required classification under prior accounting rules. In addition, SFAS No. 123R mandated certain changes in the calculation of diluted EPS, as described in more detail in Note 13.

    Valuation Assumptions for 2005 Awards - The fair values of stock options and SARs granted in 2005 were estimated using the B-S-M model, adjusted where necessary to account for specific terms of awards that the B-S-M model does not have the capability to consider. Headwaters used the services of an independent valuation firm to validate its fair value estimates and assumptions and also to determine certain necessary adjustments to the B-S-M

                             HEADWATERS INCORPORATED

                               September 30, 2005
                                   -----------

    model output. One such adjustment was used in determining the fair value of SARs which have a cap on allowed appreciation. For these SARs, the output determined by the B-S-M model was reduced by an amount determined by a Quasi-Monte Carlo simulation to reflect the reduction in fair value associated with the appreciation cap.

    The following assumptions were used in determining the fair values of the 2005 awards granted during the quarters ended June 30 and September 30, 2005. The assumptions used in determining the fair values of awards granted in the prior two quarters of 2005 (184,000 options) are materially consistent with, but not identical to, these assumptions.

          Expected stock volatility                                          30%
          Risk-free interest rates                                  3.8% - 4.25%
          Expected lives (beyond vest dates) - 5-year vesting
            SARs and options                                           3.5 years
          Expected lives (beyond vest date) - immediate-vested SARs      5 years
          Dividend yield                                                      0%
          Reductions in value from B-S-M output for SAR
            appreciation caps                                          24% - 49%
          Reduction in value from B-S-M output for grantee payment
            for SARs                                                       $0.30
          Estimated forfeiture rate                                           5%

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

    Stock Incentive Plans - As of September 30, 2005, Headwaters had four stock incentive plans (the "Plans"), three of which have been approved by stockholders. A total of 7,900,000 shares of common stock have been reserved for ultimate issuance under the Plans. One of the Plans, the 1995 Stock Option Plan, has since expired and awards can no longer be granted under that plan. As of September 30, 2005, options, SARs and other awards for approximately 864,000 shares of common stock could be granted under the other three Plans. Headwaters uses newly issued shares to meet its obligations when awards are exercised.

    A committee of Headwaters' Board (the "Committee"), or in its absence, the full Board, administers and interprets the Plans. This Committee is authorized to grant options and other awards both under the Plans and outside of any Plan to eligible employees, officers, directors, and consultants of Headwaters. Terms of options and other awards granted under the Plans, including vesting requirements, are determined by the Committee and historically have varied significantly. Options and other awards granted under the Plans vest over periods ranging from zero to ten years, expire ten years from the date of grant and are not transferable other than by will or by the laws of descent and distribution. Incentive stock option grants must meet the requirements of the Internal Revenue Code.

                             HEADWATERS INCORPORATED

                               September 30, 2005
                                   -----------

    Stock Options - The following table summarizes the activity for all of Headwaters' stock options, including options not granted under the Plans, for 2005.

                                                                       Weighted-     Weighted-average
                                                                        average         remaining       Aggregate
                                                                        exercise     contractual term   intrinsic
               (in thousands, except exercise prices)      Shares         price          in years         value
           ---------------------------------------------------------------------------------------------------------
               Outstanding at beginning of year               3,798          $15.53
               Granted                                          214           32.63
               Exercised                                     (1,166)          11.19
               Forfeited or expired                             (53)          16.98
                                                        ------------
               Outstanding at September 30, 2005              2,793          $18.62               7.1       $52,450
                                                        ============================================================

               Exercisable at September 30, 2005              2,465          $18.78               7.1       $45,900
                                                        ============================================================

    The weighted-average grant-date fair value (using the B-S-M model) of options granted during 2005 was $13.26. The total intrinsic value of options exercised during 2005 was approximately $27,800,000. The total fair value of options vested during 2005 was approximately $23,440,000.

    The following table summarizes the activity for all of Headwaters' stock options for 2003 and 2004

                                                                           2003                      2004
                                                                  --------------------------------------------------
                                                                               Weighted-                Weighted-
                                                                                average                  average
                                                                               exercise                  exercise
           (in thousands)                                           Shares       price       Shares       price
           ---------------------------------------------------------------------------------------------------------
           Outstanding at beginning of year                            2,990       $ 7.56       3,615        $10.88
              Granted                                                  1,188        16.45       1,162         26.07
              Exercised                                                 (514)        4.05        (826)         9.70
              Canceled                                                   (49)       14.48        (153)        15.80
                                                                  --------------------------------------------------
           Outstanding at end of year                                  3,615       $10.88       3,798        $15.53
                                                                  ==================================================

           Exercisable at end of year                                  1,992       $ 7.51       1,821        $ 8.90
                                                                  ==================================================

           Weighted-average fair value of options
               granted during the year below market                                  none                      none

           Weighted-average fair value of options
               granted during the year at market                                   $ 7.16                    $11.21

           Weighted-average fair value of options
               granted during the year above market                                  none                      none

    SARs - The following table summarizes the activity for all of Headwaters' SARs for 2005. As noted previously, SARs either vested on the date of grant (1,995,000), or will vest over a five-year period (1,019,000). Substantially all of the SARs that vest over five years are exercisable based on the achievement of performance criteria related to the economic growth of

                             HEADWATERS INCORPORATED

                               September 30, 2005
                                   -----------

    Headwaters during the five-year period. Headwaters currently expects the performance criteria to be achieved and therefore records compensation expense over the related service period. If this expectation changes in the future, some or all of the compensation expense recognized up to that time would be reversed.

                                                                        Weighted-    Weighted-average
                                                                         average         remaining       Aggregate
                                                                         exercise     contractual term   intrinsic
               (in thousands, except exercise prices)       Shares        price           in years         value
            ---------------------------------------------------------------------------------------------------------
               Outstanding at beginning of year                   0          $    0
               Granted                                        3,013           32.12
               Exercised                                         (4)          31.97
               Forfeited or expired                              (1)          31.97
                                                        ------------
               Outstanding at September 30, 2005              3,008          $32.12               9.6       $15,850
                                                        ============================================================

               Exercisable at September 30, 2005              1,990          $31.97               9.6       $10,800
                                                        ============================================================

    The weighted-average grant-date fair value of SARs granted during 2005 was $9.65. The total intrinsic value of SARs exercised during 2005 was $50,000. The total fair value of SARs vested during 2005 was approximately $16,190,000.

    Other Stock-Based Awards and Unrecognized Compensation Cost - In addition to the stock options and SARs reflected in the tables above, Headwaters issued approximately 61,000 shares of restricted common stock to officers and employees in 2004. The restricted stock was issued at no cost to the recipients and vests over five years. Compensation expense equal to the value of the stock on the date of grant is being recognized over the vesting period which is also the requisite service period. In 2005, Headwaters agreed to issue up to 25,000 shares of common stock to the Chief Executive Officer and Chairman of the Board, which shares will vest in March 2010 if the market value of a share of Headwaters' common stock meets or exceeds stipulated thresholds. The fair value of this "contingent performance stock" was estimated by an independent valuation firm by calculating the probabilities that Headwaters' common stock would reach the various market value thresholds. The fair value is being recognized as expense over the requisite service period, or through March 2010. Finally, Headwaters also recognizes compensation expense in connection with its Employee Stock Purchase Plan ("ESPP"). Compensation expense related to restricted stock, contingent performance stock and the ESPP is not material.

    As of September 30, 2005, there is approximately $14,120,000 of total compensation cost related to nonvested awards not yet recognized. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.9 years.

    Stockholder Approval of Equity Compensation Plans - The following table presents information related to stockholder approval of equity compensation plans as of September 30, 2005.

        (in thousands)
        --------------------------------------------------------------------------------------------------------
                                             Maximum shares to    Weighted-average
                                              be issued upon      exercise price of       Shares remaining
                                                exercise of          outstanding        available for future
                                             options and other    options and other    issuance under existing
                  Plan Category                   awards               awards         equity compensation plans
        --------------------------------------------------------------------------------------------------------
        Plans approved by stockholders                    4,379               $26.21                        358
        Plans not approved by stockholders                1,447                23.39                        506
                                            --------------------------------------------------------------------
        Total                                             5,826               $25.51                        864
                                            ====================================================================

    As discussed above, Headwaters has four Plans under which options and SARs have been granted. Headwaters has also issued options not covered by any Plan. Stockholders have approved three of the four Plans. The amounts included in the caption "not approved by stockholders" in the above table represent amounts applicable under the Plan not approved by stockholders plus all stock options granted outside of any Plan.

                             HEADWATERS INCORPORATED

                               September 30, 2005
                                   -----------

13. Earnings per Share

    The following table sets forth the computation of basic and diluted EPS for the years ended September 30:

          (in thousands, except per-share data)                                     2003        2004        2005
          -------------------------------------------------------------------------------------------------------
          Numerator:
          Numerator for basic earnings per share - net income                    $36,631     $64,317    $121,278
          Interest expense related to convertible senior subordinated
            notes, net of taxes                                                       --       1,191       4,307
                                                                             ------------------------------------
          Numerator for diluted earnings per share - net income plus
            interest expense related to convertible notes, net of taxes          $36,631     $65,508    $125,585
                                                                             ====================================

          Denominator:
          Denominator for basic earnings per share - weighted-average
            shares outstanding                                                    27,083      31,774      37,993
          Effect of dilutive securities:
               Shares issuable upon exercise of options, warrants and SARs         1,112       1,245       1,340
               Shares issuable upon conversion of convertible notes                   --       1,917       5,750
                                                                             ------------------------------------
          Total potential dilutive shares                                          1,112       3,162       7,090
                                                                             ------------------------------------
          Denominator for diluted earnings per share - weighted-average
            shares outstanding after assumed exercises and conversions            28,195      34,936      45,083
                                                                             ====================================

          Basic earnings per share                                               $  1.35     $  2.02    $   3.19
                                                                             ====================================

          Diluted earnings per share                                             $  1.30     $  1.88    $   2.79
                                                                             ====================================

    In September 2004, the Emerging Issues Task Force ("EITF") reached a consensus requiring the inclusion of contingently convertible securities in diluted EPS calculations. This consensus (EITF Issue 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share") was effective for periods ending after December 15, 2004 and required Headwaters to include in its 2004 and 2005 diluted EPS calculations, on an if-converted basis, the additional shares issuable under the terms of Headwaters' outstanding convertible senior subordinated notes described in Note 9. The EITF consensus must be applied to all applicable prior periods, which for Headwaters are the quarters ended June 30, 2004 and September 30, 2004. Accordingly, the amounts reflected above for 2004 have been changed from the amounts previously reported, to conform to the requirements of EITF 04-08.

    Also, SFAS No. 123R changed the method of applying the treasury stock method in determining the potential dilutiveness of stock-based awards for diluted EPS calculations. In accordance with the requirements of SFAS No. 123R, the 2005 EPS calculations above considered all of the following as assumed proceeds in using the treasury stock method to calculate whether and to what extent options and SARs were dilutive: i) the amounts employees must pay upon exercise; plus ii) the average amount of compensation cost during the period, if any, attributed to future service, but not yet recognized; plus
    iii) the amount of tax benefits, if any, that would be credited to additional paid-in capital if the award were to be exercised.

    Anti-dilutive securities not considered in the diluted EPS calculations consisted of out-of-the money options for approximately 655,000 shares in 2003, 30,000 shares in 2004 and 139,000 shares in 2005. In addition, approximately 323,000 SARs were not included in the diluted EPS calculation for 2005 because they were anti-dilutive.

14. Commitments and Contingencies

    Commitments and contingencies as of September 30, 2005 not disclosed elsewhere, are as follows.

    Leases - Rental expense was approximately $11,999,000 in 2003, $14,618,000 in 2004 and $24,330,000 in 2005. Headwaters has noncancellable operating

                             HEADWATERS INCORPORATED

                               September 30, 2005
                                   -----------

    leases for certain facilities and equipment. Most of these leases have renewal terms and currently are set to expire in various years through 2017. As of September 30, 2005, minimum rental payments due under these leases are as follows.

         Year ending September 30:     (in thousands)
        --------------------------------------------
                   2006                    $20,017
                   2007                     17,050
                   2008                     12,332
                   2009                      8,141
                   2010                      5,322
                Thereafter                   8,365
                                        -------------
                                           $71,227
                                        =============

    Sale and Purchase Commitments - Certain CCP segment contracts with its customers require Headwaters to make minimum sales. Certain other CCP contracts with suppliers require Headwaters to make minimum purchases. Actual sales and purchases under contracts with minimum requirements were approximately $895,000 and $11,446,000, respectively, for 2003, $1,021,000 and $12,498,000, respectively, for 2004 and $1,095,000 and $13,223,000, respectively, for 2005. As of September 30, 2005, minimum future requirements are as follows.

                                        (in thousands)
                                  ---------------------------
                                    Minimum       Minimum
     Year ending September 30:       sales       purchases
   ----------------------------------------------------------
               2006                      $ 515       $12,190
               2007                        375         8,981
               2008                        375         7,427
               2009                        375         7,212
               2010                         63         7,289
            Thereafter                      --         7,678
                                  ---------------------------
                                        $1,703       $50,777
                                  ===========================

    Employee Benefit Plans - Headwaters has three employee benefit plans that were operative during 2003, 2004 and 2005: the 401(k) Profit Sharing Plan ("401(k) Plan"), the 2000 Employee Stock Purchase Plan ("ESPP"), and the Incentive Bonus Plan ("IBP"). During 2005, Headwaters' Board approved a Deferred Compensation Plan ("DCP") which became effective in January 2005. Also in January 2005, Headwaters' Board adopted the Long Term Incentive Compensation Plan ("LTIP") which was approved at the annual meeting of stockholders in March 2005. Substantially all employees of Headwaters are eligible to participate in the 401(k) Plan and the ESPP after meeting length of employment requirements. Only designated employees are eligible to participate in the IBP, DCP and LTIP.

    In addition to Headwaters' benefit plans, certain of the subsidiaries acquired by Headwaters in 2004 had employee benefit plans. Substantially all of these acquired subsidiaries' employee benefit plans have been discontinued except for Tapco's 401(k) Profit Sharing Plan, which will continue to operate through 2006. Under the terms of Tapco's 401(k) Profit Sharing Plan, Tapco has agreed to pay a certain percentage of most employees' salaries into the Profit Sharing Plan on behalf of those employees.

    The total expense for all of Headwaters' benefit plans combined was approximately $5,768,000 in 2003, $14,862,000 in 2004 and $22,750,000 in
    2005.

    401(k) Plan. Under the terms of the 401(k) Plan, eligible employees may elect to make tax-deferred contributions of up to 50% of their compensation, subject to statutory limitations. Headwaters matches employee contributions up to a designated maximum rate and these matching contributions vest after three years. Headwaters is not required to be profitable to make matching contributions.

    ESPP. The ESPP provides eligible employees with an opportunity to purchase Headwaters common stock on favorable terms and to pay for such purchases

                             HEADWATERS INCORPORATED

                               September 30, 2005
                                   -----------

    through payroll deductions. A total of 500,000 shares of common stock were initially reserved for issuance under the Plan, and approximately 240,000 shares remain available for future issuance as of September 30, 2005. Under the ESPP, employees purchase shares of stock directly from Headwaters, which shares are made available from treasury shares which have been repurchased on the open market. The ESPP is intended to comply with Section 423 of the Internal Revenue Code, but is not subject to the requirements of ERISA. Employees purchase stock through payroll deductions of 1% to 10% of cash compensation, subject to certain limitations. The stock is purchased in a series of quarterly offerings. The cost per share to the employee is 85% of the fair market value at the end of each offering period.

    IBP. The IBP, the specifics of which are approved annually by the Compensation Committee of the Board, provides for annual cash bonuses to be paid if Headwaters accomplishes certain financial goals and if participating employees meet individual goals. Headwaters' financial goals are based upon an economic value added concept ("EVA") that purports to more closely align with a company's share price performance than other measurements of performance.

    DCP. The DCP is a nonqualified plan that allows eligible employees to make tax-deferred contributions of up to 50% of their base compensation and 100% of their incentive compensation. In certain instances, Headwaters matches employee contributions up to a designated maximum rate and these matching contributions vest after three years. Headwaters is not required to be profitable to make matching contributions.

    LTIP. Other than obligations associated with the grants of certain of the stock-based awards described in Note 12, Headwaters has no commitments under the LTIP as of September 30, 2005.

    Self Insurance - Headwaters has adopted self-insured medical insurance plans that cover substantially all employees. There is stop-loss coverage for amounts in excess of $100,000 to $175,000 per individual per year. Headwaters has contracted with third-party administrators to assist in the payment and administration of claims. Insurance claims are recognized as expense when incurred and include an estimate of costs for claims incurred but not reported at the balance sheet date. As of September 30, 2005, approximately $2,306,000 is accrued for claims incurred on or before September 30, 2005 that have not been paid or reported.

    Effective as of October 1, 2005, Headwaters became self insured for workers compensation claims, limited by stop-loss coverage for amounts in excess of $250,000 per occurrence and $6,022,000 in the aggregate annually.

    Employment Agreements - Headwaters and its subsidiaries have entered into employment agreements with its Chief Executive Officer and several other officers and employees. The agreements have original terms ranging up to five years, many of which are renewable by Headwaters, often for one-year terms. They provide for annual salaries currently ranging from approximately $69,000 to $600,000 annually per person. Assuming all agreements set to expire in 2006 are renewed, the annual commitment under all employment agreements combined would currently approximate $4,345,000. The aggregate commitment as of September 30, 2005, assuming no renewals, is approximately $6,590,000. Most agreements provide for termination benefits, which vary widely from agreement to agreement.

    Property, Plant and Equipment - As of September 30, 2005, Headwaters was committed to spend approximately $7,424,000 on capital projects that were in various stages of completion.

    Solid Alternative Fuel Facility - In September 2004, Headwaters purchased a 9% variable interest in an entity that owns and operates a coal-based solid alternative fuel production facility, where Headwaters is not the primary beneficiary. In December 2004, Headwaters purchased an additional 10% variable interest in this entity. Headwaters' 19% minority interest was acquired in exchange for initial cash payments totaling $500,000 and an obligation to pay $15,000,000 in monthly installments from October 2004 through December 2007. This obligation, recorded in other accrued liabilities and other long-term liabilities in the consolidated balance sheet (totaling $12,212,000 at September 30, 2005), bears interest at an 8% rate. Headwaters also agreed to make additional payments to the seller based on a pro-rata allocation of the tax credits generated by the facility, also through December 2007. These additional contractual payments, along with the amortization of the $15,500,000 investment, are recorded in other expense in the consolidated statement of income and total approximately $16,054,000 for 2005.

                             HEADWATERS INCORPORATED

                               September 30, 2005
                                   -----------

    The alternative fuel produced at the facility through December 2007 qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code, and Headwaters is entitled to receive its pro-rata share of such tax credits generated. Headwaters has the ability, under certain conditions, to limit its liability under the fixed payment obligations currently totaling $12,212,000; therefore, Headwaters' obligation to make all of the above-described payments is effectively limited to the tax benefits Headwaters receives.

    Joint Venture Obligations - In 2004, Headwaters entered into an agreement with Degussa AG, an international chemical company based in Germany, to jointly develop and commercialize a process for the direct synthesis of hydrogen peroxide. Under terms of the joint venture agreement, Headwaters paid $1,245,000 for its investment in the joint venture in 2004, an additional $1,000,000 in October 2005 and is further obligated to pay $1,000,000 in 2006. Headwaters has also committed to fund 50% of the joint venture's research and development expenditures, currently limited to
    (euro)3,000,000, through September 2007, of which approximately
    (euro)2,022,000 (approximately $2,435,000) remains to be paid as of September 30, 2005. Although there is no legal obligation to do so, the joint venture partners currently have long-range plans to eventually invest in large-scale hydrogen peroxide plants using the process for direct synthesis of hydrogen peroxide.

    Legal or Contractual Matters - Headwaters has ongoing litigation and asserted claims which have been incurred during the normal course of business, including the specific matters discussed below. Headwaters intends to vigorously defend or resolve these matters by settlement, as appropriate. Management does not currently believe that the outcome of these matters will have a material adverse effect on Headwaters' operations, cash flows or financial position.

    In 2005, Headwaters incurred approximately $4,290,000 of expense for legal matters, exclusive of costs for outside legal counsel. This amount includes accruals for or payments made relating to settlements achieved, plus Headwaters' estimates of the probable liability for unresolved matters, giving consideration in certain instances to amounts for which Headwaters is willing to settle. Headwaters currently believes the range of potential loss for all unresolved matters, excluding costs for outside counsel, is from $4,000,000 up to the amounts sought by claimants and has recorded a total liability as of September 30, 2005 of $4,000,000. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Our outside counsel currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability to Headwaters.

    The matters discussed below raise difficult and complex legal and factual issues, and the resolution of these issues is subject to many uncertainties, including the facts and circumstances of each case, the jurisdiction in which each case is brought, and the future decisions of juries, judges, and arbitrators. Therefore, although management believes that the claims asserted against Headwaters in the named cases lack merit, there is a possibility of material losses in excess of the amounts accrued if one or more of the cases were to be determined adversely against Headwaters for a substantial amount of the damages asserted. Therefore, it is possible that a change in the estimates of probable liability could occur, and the changes could be material. Additionally, as with any litigation, these proceedings require that Headwaters incur substantial costs, including attorneys' fees, managerial time, and other personnel resources and costs in pursuing resolution.

    Costs paid to outside legal counsel for litigation, which have historically comprised the majority of Headwaters' litigation-related costs, totaled approximately $3,000,000 in 2003, $3,800,000 in 2004 and $5,440,000 in 2005
    (exclusive of a reimbursement of legal costs in 2005 for approximately $6,509,000 received in connection with the AJG litigation settlement discussed below). It is not possible to estimate what litigation-related costs will be in future periods.

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

                             HEADWATERS INCORPORATED

                               September 30, 2005
                                   -----------

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

    This litigation came to the trial phase in January 2005. The jury reached a verdict substantially in favor of Headwaters and the court entered a judgment for Headwaters against AJG in the amount of approximately $175,000,000 which included approximately $32,000,000 in prejudgment interest. In May 2005, Headwaters and AJG entered into a settlement agreement which provided for payments to Headwaters in the amount of $50,000,000 at the time of settlement (which payment was received in May
    2005), $70,000,000 (related to a contract modification for use of technology) in January 2006, and certain quarterly payments based upon tax credits associated with AJG's facilities for calendar years 2005 through 2007. Payments based upon tax credits associated with AJG's facilities for the first three quarters of calendar year 2005 are expected to be received in January 2006, with all other quarterly payments for 2005 through 2007 payable 45 days after the end of each quarter. Payments based upon tax credits for 2005 through 2007 are limited to a maximum of $5,000,000 per quarter and are subject to downward adjustment or elimination if a phase-out of section 29 tax credits occurs due to high oil prices.

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

    Boynton. In October 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. (This technology is distinct from the technology developed by Headwaters.) This action is factually related to an earlier action brought by certain purported officers and directors of Adtech, Inc. That action was dismissed by the United States District Court for the Western District of Tennessee and the District Court's order of dismissal was affirmed on appeal. In the current action, the allegations arise from the same facts, but the claims are asserted by certain purported stockholders of Adtech. In June 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee alleging, among other things, fraud, conspiracy, constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. The plaintiffs seek declaratory relief and compensatory damages in the approximate amount of between $15,000,000 and $25,000,000 and punitive damages. The District Court has dismissed all claims against Headwaters except conspiracy and constructive trust. The Court has scheduled trial for February 2006. Because the resolution of the litigation is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

                             HEADWATERS INCORPORATED

                               September 30, 2005
                                   -----------

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

    Legislation. Under current law, Section 29 tax credits for synthetic fuel produced from coal expire on December 31, 2007. In addition, there have been initiatives from time to time to consider the early repeal or modification of Section 29. Most recently, in April 2005, an amendment to Section 29 was proposed in the House Ways and Means Committee of the United States House of Representatives that would have repealed the Section 29 credit for synthetic fuel produced from coal. The committee failed to approve the proposed amendment, but the amendment or other similar legislation could be reintroduced. If Section 29 expires at the end of 2007 or if it is repealed or adversely modified, synthetic fuel facilities would probably either close or substantially curtail production. At this time, given current prices of coal and costs of synthetic fuel production, Headwaters does not believe that production of synthetic fuel will be profitable absent the tax credits. In addition, if Headwaters' licensees close their facilities or materially reduce production activities (whether after 2007, or upon earlier repeal or adverse modification of Section 29, or for any other reason), it would have a material adverse effect on the revenues and net income of Headwaters.

    Phase-Out. Section 29 tax credits are subject to phase-out after the average annual wellhead domestic oil price ("reference price") reaches a beginning phase-out threshold price, and are eliminated entirely if the reference price reaches the full phase-out price. For calendar 2004, the reference price was $36.75 per barrel and the phase-out range began at $51.35 and would have fully phased out tax credits at $64.47 per barrel. For calendar 2005, through August 31, 2005, the average reference price is $47.85 per barrel, and an estimate of the phase-out range (computed by increasing the 2004 inflation adjustment factor by 2%) begins at $52.38 and completes phase-out at $65.76 per barrel.

                             HEADWATERS INCORPORATED

                               September 30, 2005
                                   -----------

    In an environment of high oil prices, the risk of phase-out increases. Headwaters' customers and licensees will make their own assessments of phase-out risk. If customers and licensees perceive a potential negative impact from phase-out, they may reduce or stop synthetic fuel production or require Headwaters to share in the costs associated with phase-out. These events may materially adversely affect Headwaters' future revenue and net income.

    IRS Audits. Licensees are subject to audit by the IRS. The IRS may challenge whether Headwaters Energy Services' licensees satisfy the requirements of
    Section 29, or applicable Private Letter Rulings, including placed-in-service requirements, or may attempt to disallow Section 29 tax credits for some other reason. The IRS has initiated audits of certain licensee-taxpayers who claimed Section 29 tax credits and will continue the audit process in the future. The inability of a licensee to claim Section 29 tax credits would reduce Headwaters' future income from the licensee.

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

    Prior to December 31, 2003, certain accounting rules governing revenue recognition, requiring that the seller's price to the buyer be "fixed or determinable" as well as reasonably certain of collection, appeared to preclude revenue recognition for the amounts placed in escrow because they were potentially subject to adjustment based on the outcome of the IRS audit. Accordingly, none of the escrowed amounts were recognized as revenue in the consolidated statements of income through December 31, 2003. During the March 2004 quarter, the fieldwork for the tax audit of the licensee was completed and there were no proposed adjustments to the tax credits claimed by the licensee. As a result, in March 2004 Headwaters recognized revenue, net of the amount Headwaters was required to pay to a third party, relating to the funds deposited in the escrow account, totaling approximately $27,900,000. Approximately $3,000,000 of this amount related to revenue recorded in the March 2004 quarter and approximately $25,000,000 was recorded as revenue related to prior periods. Interest income of approximately $164,000 was also recognized. During the June 2004 quarter, the IRS completed its administrative review of the licensee's tax audit and the escrowed amounts were disbursed from the escrow account and paid to Headwaters.

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

                             HEADWATERS INCORPORATED

                               September 30, 2005
                                   -----------

15. Related Party Transactions

    In addition to transactions disclosed elsewhere, Headwaters was involved in the following related party transactions during 2003, 2004 and 2005. A director of Headwaters is a principal in one of the insurance brokerage companies Headwaters uses to purchase certain insurance benefits for its employees. Commissions paid to that company by providers of insurance services to Headwaters totaled approximately $120,000 in 2003, $130,000 in 2004 and $196,000 in 2005.

    Eldorado purchases product from an entity located in Mexico in which an officer of Eldorado has a minority ownership interest. Costs incurred for materials purchased from this entity were approximately $2,712,000 in 2004 and $11,826,000 in 2005. A majority of SCP's transportation needs are provided by a company, two of the principals of which are related to an officer of SCP. Costs incurred were approximately $970,000 in 2004 and $4,904,000 in 2005.

    In 2003, Headwaters executed incentive agreements with three of the former stockholders and officers of ISG, all of whom were officers of either Headwaters or ISG following the ISG acquisition. The maximum payments would have been required if there had been a change in control prior to October 2004, or if the officers remained employed through September 2004 and the average stock price for any calendar quarter reached $25 per share or more. During 2004, Headwaters recorded an expense for $1,500,000 related to this obligation.

16. Quarterly Financial Data (unaudited)

    Summarized unaudited quarterly financial data for 2004 and 2005 is as follows.

                                                                                 2004 (2)
                                                     -----------------------------------------------------------------
                                                        First       Second        Third        Fourth
       (in thousands, except per-share data)           quarter    quarter (2)  quarter (2)  quarter (2)    Full year
       ---------------------------------------------------------------------------------------------------------------
         Net revenue                                    $101,469     $119,521     $134,318      $198,647     $553,955
         Gross profit                                     37,255       57,879       46,679        70,877      212,690
         Net income                                       10,092       18,627       16,060        19,538       64,317
         Basic earnings per share (1)                       0.36         0.57         0.48          0.59         2.02
         Diluted earnings per share (1)                     0.35         0.55         0.45          0.51         1.88


                                                                                 2005 (3)
                                                     -----------------------------------------------------------------
                                                        First       Second        Third        Fourth
       (in thousands, except per-share data)         quarter (3)  quarter (3)  quarter (3)  quarter (3)    Full year
       ---------------------------------------------------------------------------------------------------------------
         Net revenue                                    $218,416     $222,392     $308,729      $315,102   $1,064,639
         Gross profit                                     76,105       81,592      121,699       111,616      391,012
         Net income                                       11,137        9,974       55,290        44,877      121,278
         Basic earnings per share (1)                       0.33         0.28         1.35          1.09         3.19
         Diluted earnings per share (1)                     0.30         0.26         1.17          0.95         2.79
    --------------------

(1) Because the weighted-average share number used to calculate EPS for the full year is an average of the numbers used for the four quarters, the full year EPS amount does not equal the sum of the EPS amounts for the four quarters in the year.

(2) In the second quarter of 2004 Headwaters recognized revenue relating to funds deposited in an escrow account totaling approximately $27,900,000, most of which related to prior periods (see Note 14). In addition, revenue and net income for the third and fourth quarters of 2004 were materially affected by the 2004 acquisitions (see Note 3). Finally, the diluted earnings per share amounts shown above for the third and fourth quarters of 2004 have been restated to include the effect of contingently convertible securities as required by EITF 04-08 (see Note 13).

(3) In the third quarter of 2005, Headwaters settled its litigation with AJG and recognized a significant non-recurring gain of $50,000,000, along with increased recurring revenues beginning in that quarter (see Note 14). Also in the third quarter of 2005, Headwaters adopted SFAS No. 123R (see Note 12)

                             HEADWATERS INCORPORATED

                               September 30, 2005
                                   -----------

    which, combined with the grant of immediate-vested SARs and the acceleration of vesting of certain outstanding options, resulted in the recognition of significant non-recurring stock-based compensation expense totaling approximately $25,510,000. Headwaters adopted SFAS No. 123R using the "modified retrospective" method, with restatement of the interim periods in the year of adoption. Accordingly, the amounts shown above for the first and second quarters of 2005 have been restated to reflect stock-based compensation expense calculated in accordance with the new stock-based compensation accounting rules.

    Finally, in the fourth quarter of 2005, Headwaters recorded income tax expense at an effective income tax rate of approximately 18%, compared to an effective income tax rate of approximately 30% for the first nine months of the year. The lower rate for the fourth quarter was required to reduce the effective income tax rate for the year to approximately 26%. This reduction was primarily a result of Section 29 income tax credits related to alternative fuel facilities in which Headwaters has an ownership interest (see Notes 11 and 14).