Form 10-Q
period 2005-12-31
HEADWATERS INC
filed 2006-02-03
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

                                       or

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

   Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

         The number of shares outstanding of the Registrant's common stock as of January 31, 2006 was 42,131,354.

                             HEADWATERS INCORPORATED

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                             No.
  ITEM 1.  FINANCIAL STATEMENTS (Unaudited):
             Condensed Consolidated Balance Sheets - As of September 30,
               2005 and December 31, 2005 .....................................3
             Condensed Consolidated Statements of Income - For the three months ended December 31, 2004 and 2005 ........................4
             Condensed Consolidated Statement of Changes in Stockholders'
               Equity - For the three months ended December 31, 2005...........5
             Condensed Consolidated Statements of Cash Flows - For the three months ended December 31, 2004 and 2005.........................6
           Notes to Condensed Consolidated Financial Statements ...............7
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS..........................................19
  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........28
  ITEM 4.  CONTROLS AND PROCEDURES............................................29

PART II - OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS .................................................30
  ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .......30
  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ...................................30
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............30
  ITEM 5.  OTHER INFORMATION..................................................30
  ITEM 6.  EXHIBITS ..........................................................30

SIGNATURES....................................................................31


Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Actual results may vary materially from such expectations. Words such as "expects," "anticipates," "targets," "goals," "projects," "believes," "seeks," "estimates," or variations of such words and similar expressions, are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking. For a discussion of the factors that could cause actual results to differ from expectations, please see the risk factors described in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2005 and in Item 2 of this report. There can be no assurance that our results of operations will not be adversely affected by such factors. Unless legally required, we undertake no obligation to revise or update any forward-looking statements for any reason. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.


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

ITEM 1.  FINANCIAL STATEMENTS

                                                  HEADWATERS INCORPORATED

                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                        (Unaudited)

                                                                                             September 30,      December 31,
(in thousands, except per-share data)                                                                 2005              2005
-----------------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:

     Cash and cash equivalents                                                             $        13,666  $         24,501
     Trade receivables, net                                                                        174,127           149,728
     Other receivable                                                                               70,000            70,000
     Inventories                                                                                    60,519            63,954
     Current and deferred income taxes                                                              28,577            28,577
     Other                                                                                           8,185            14,591
                                                                                           ---------------------------------
            Total current assets                                                                   355,074           351,351
                                                                                           ---------------------------------

Property, plant and equipment, net                                                                 190,450           196,219
                                                                                           ---------------------------------

Other assets:
     Intangible assets, net                                                                        276,248           267,619
     Goodwill                                                                                      811,545           822,987
     Debt issue costs and other assets                                                              38,339            41,774
                                                                                           ---------------------------------
            Total other assets                                                                   1,126,132         1,132,380
                                                                                           ---------------------------------

            Total assets                                                                   $     1,671,656  $      1,679,950
                                                                                           =================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                      $        43,957  $         39,516
     Accrued personnel costs                                                                        33,584            24,130
     Accrued income taxes                                                                           14,941             9,908
     Other accrued liabilities                                                                      66,191            71,437
     Deferred license fee revenue                                                                   26,858            25,615
     Current portion of long-term debt                                                              52,207            51,310
                                                                                           ---------------------------------
            Total current liabilities                                                              237,738           221,916
                                                                                           ---------------------------------

Long-term liabilities:
     Long-term debt                                                                                601,811           598,434
     Deferred income taxes                                                                         108,449           108,060
     Other                                                                                          37,345            31,028
                                                                                           ---------------------------------
            Total long-term liabilities                                                            747,605           737,522
                                                                                           ---------------------------------
            Total liabilities                                                                      985,343           959,438
                                                                                           ---------------------------------

Commitments and contingencies

Stockholders' equity:
     Common stock, $0.001 par value; authorized 100,000 shares; issued and outstanding: 41,842 shares at September 30, 2005 (including 347 shares held in treasury) and 42,045 shares at December 31, 2005 (including 316
       shares held in treasury)                                                                         42                42
     Capital in excess of par value                                                                489,602           495,115
     Retained earnings                                                                             197,808           226,104
     Treasury stock and other                                                                       (1,139)             (749)
                                                                                           ---------------------------------
            Total stockholders' equity                                                             686,313           720,512
                                                                                           ---------------------------------

            Total liabilities and stockholders' equity                                     $     1,671,656  $      1,679,950
                                                                                           =================================

                                                    See accompanying notes.

                                                               3

                                                  HEADWATERS INCORPORATED

                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                         (Unaudited)

                                                                                               Three Months Ended December 31,
                                                                                               --------------------------------
(in thousands, except per-share data)                                                                    2004             2005
-------------------------------------------------------------------------------------------------------------------------------
Revenue:                                                                                        (as restated)
     Construction materials                                                                    $      113,729  $       129,969
     Coal combustion products                                                                          53,052           65,165
     Alternative energy                                                                                51,635           85,414
                                                                                               -------------------------------
          Total revenue                                                                               218,416          280,548
                                                                                               -------------------------------

Operating costs and expenses:
     Construction materials                                                                            76,603           89,705
     Coal combustion products                                                                          41,053           48,962
     Alternative energy                                                                                24,655           47,658
     Amortization                                                                                       6,098            6,036
     Research and development                                                                           2,384            2,964
     Selling, general and administrative                                                               32,323           34,958
                                                                                               -------------------------------
        Total operating costs and expenses                                                            183,116          230,283
                                                                                               -------------------------------

Operating income                                                                                       35,300           50,265
                                                                                               -------------------------------

Other income (expense):
     Net interest expense                                                                             (15,805)          (8,951)
     Other, net                                                                                        (1,918)          (3,068)
                                                                                               -------------------------------
          Total other income (expense), net                                                           (17,723)         (12,019)
                                                                                               -------------------------------

Income before income taxes                                                                             17,577           38,246

Income tax provision                                                                                   (6,440)          (9,950)
                                                                                               -------------------------------

Net income                                                                                     $       11,137  $        28,296
                                                                                               ===============================

Basic earnings per share                                                                       $         0.33  $          0.68
                                                                                               ===============================

Diluted earnings per share                                                                     $         0.30  $          0.60
                                                                                               ===============================


                                                        See accompanying notes.

                                                                    4

                                                     HEADWATERS INCORPORATED

                               CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                    (Unaudited) For the Three Months Ended December 31, 2005



                                             Common stock       Capital in                                                Total
                                          --------------------    excess       Retained   Treasury stock,             stockholders'
(in thousands)                             Shares    Amount    of par value    earnings       at cost         Other      equity
------------------------------------------------------------------------------------------------------------------------------------
Balances as of September 30, 2005           41,842      $42       $489,602     $197,808       $(2,419)        $1,280      $686,313

Exercise of stock options and stock
 appreciation rights                           197       --          1,002                                                   1,002

Tax benefit from exercise of stock
 options and stock appreciation rights                               1,849                                                   1,849

31 shares of treasury stock transferred
 to employee stock purchase plan, at cost                              880                         85                          965

Issuance of restricted stock                     6       --             --                                                      --

Stock-based compensation                                             1,782                                                   1,782

Other comprehensive income - unrealized
 gain on cash flow hedges, net of taxes                                                                          305           305

Net income for the three months ended
 December 31, 2005                                                               28,296                                     28,296
                                          ------------------------------------------------------------------------------------------
Balances as of December 31, 2005            42,045      $42       $495,115     $226,104       $(2,334)        $1,585      $720,512
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

                                                                5

                             HEADWATERS INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Three Months Ended December 31,
                                                                                               --------------------------------
     (in thousands)                                                                                      2004             2005
-------------------------------------------------------------------------------------------------------------------------------
     Cash flows from operating activities:                                                        (as restated)
     Net income                                                                                $       11,137  $       28,296
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                                13,587          14,963
          Non-cash stock-based compensation expense                                                     2,514           1,782
          Non-cash interest expense related to amortization of debt issue costs                         1,941             630
          Amortization of non-refundable license fees                                                    (295)         (5,519)
          Deferred income taxes                                                                            --            (584)
          Net loss (gain) on disposition of property, plant and equipment                                 139             (18)
          Decrease in trade receivables                                                                21,068          25,072
          Increase in inventories                                                                      (1,966)         (3,165)
          Decrease in accounts payable and accrued liabilities                                        (26,026)        (25,272)
          Other changes in operating assets and liabilities, net                                       17,669          (7,966)
                                                                                               ------------------------------
   Net cash provided by operating activities                                                           39,768          28,219
                                                                                               ------------------------------

   Cash flows from investing activities:
        Purchase of property, plant and equipment                                                     (11,900)        (13,279)
        Payments for acquisition, net of cash acquired                                                     --          (2,432)
        Net increase in other assets                                                                   (1,820)         (1,388)
        Proceeds from disposition of property, plant and equipment                                         --             173
                                                                                               ------------------------------
   Net cash used in investing activities                                                              (13,720)        (16,926)
                                                                                               ------------------------------

   Cash flows from financing activities:
        Net proceeds from issuance of long-term debt                                                      718              --
        Payments on long-term debt                                                                    (51,209)         (4,274)
        Proceeds from exercise of stock options                                                         1,177           1,002
          Income tax benefit from exercise of stock options and stock appreciation rights               2,020           1,849
        Employee stock purchases                                                                          395             965
                                                                                               ------------------------------
   Net cash used in financing activities                                                              (46,899)           (458)
                                                                                               ------------------------------

   Net increase (decrease) in cash and cash equivalents                                               (20,851)         10,835

   Cash and cash equivalents, beginning of period                                                      20,851          13,666
                                                                                               ------------------------------

   Cash and cash equivalents, end of period                                                    $           --  $       24,501
                                                                                               ==============================


   Supplemental schedule of non-cash investing and financing activities -
     Purchase of variable interest in solid alternative fuel facility in
     exchange for commitment to make future payments                                           $        7,500  $           --
                                                                                               ==============================


                                                        See accompanying notes.

                                                                   6

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)


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

     Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist of normal recurring adjustments. As described in more detail in
     Note 3, in the quarter ended June 30, 2005 Headwaters early adopted the fair value method of accounting for stock-based compensation required by SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), effective as of October 1, 2004, the beginning of Headwaters' 2005 fiscal year. Accordingly, Headwaters restated its statement of income for the three months ended December 31, 2004 for the effects of applying SFAS No. 123R.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters' Annual Report on Form 10-K for the year ended September 30, 2005 ("Form 10-K").

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)



     Headwaters' fiscal year ends on September 30. Unless otherwise noted, future references to 2004 refer to Headwaters' fiscal quarter ended December 31, 2004, and references to 2005 refer to Headwaters' fiscal quarter ended December 31, 2005. The consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the seasonality of the operations of the construction materials and CCP segments and other factors, Headwaters' consolidated results of operations for 2005 are not indicative of the results to be expected for the full fiscal 2006 year.

     Recent Accounting Pronouncements - Headwaters has reviewed recently issued accounting standards which have not yet been adopted in order to determine their potential effect, if any, on the results of operations or financial position of Headwaters. Based on that review, Headwaters does not currently believe that any of these recent accounting pronouncements will have a significant effect on its current or future financial position, results of operations, cash flows or disclosures.

     Reclassifications - Certain prior period amounts have been reclassified to conform to the current period's presentation, including some changes resulting from the adoption of SFAS No. 123R, as explained in Note 3. The reclassifications had no effect on net income or total assets.

2.   Segment Reporting

     The following segment information has been prepared in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The accounting policies of the segments are the same as those described in the notes to the financial statements in Headwaters' Form 10-K. Segment performance is evaluated primarily on revenue growth and operating income, although other factors are also used, such as income tax credits generated by activities of the alternative energy segment. Intersegment sales are immaterial.

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

                                                                  Three Months Ended December 31, 2004
                                                  --------------------------------------------------------------------
                                                  Construction                 Alternative
       (in thousands)                               Materials       CCPs         Energy      Corporate       Totals
       ---------------------------------------------------------------------------------------------------------------
       Segment revenue                            $     113,729  $    53,052   $    51,635    $       --   $  218,416
                                                  =============  ===========   ===========    ==========   ==========

       Depreciation and amortization              $      (9,406) $    (3,144)  $      (964)   $      (73)  $  (13,587)
                                                  =============  ===========   ===========    ==========   ==========

       Operating income (loss)                    $      14,552  $     5,204   $    21,089    $   (5,545)  $   35,300
                                                  =============  ===========   ===========    ==========
            Net interest expense                                                                              (15,805)
            Other income (expense), net                                                                        (1,918)
            Income tax provision                                                                               (6,440)
                                                                                                           ----------
       Net income                                                                                          $   11,137
                                                                                                           ==========

       Capital expenditures                       $      10,018  $     1,374   $       410    $       98   $   11,900
                                                  =============  ===========   ===========    ==========   ==========

       Segment Assets as of December 31, 2004     $   1,092,251  $   307,560   $    54,207    $   34,424   $1,488,442
                                                  =============  ===========   ===========    ==========   ==========

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)

                                                                  Three Months Ended December 31, 2005
                                                  ---------------------------------------------------------------------
                                                  Construction                 Alternative
       (in thousands)                               Materials       CCPs         Energy      Corporate       Totals
       ----------------------------------------------------------------------------------------------------------------
       Segment revenue                            $     129,969  $    65,165   $    85,414    $       --   $  280,548
                                                  =============  ===========   ===========    ==========   ==========

       Depreciation and amortization              $      (9,934) $    (3,164)  $    (1,774)   $      (91)  $  (14,963)
                                                  =============  ===========   ===========    ==========   ==========

       Operating income (loss)                    $      14,949  $     9,421   $    32,780    $   (6,885)  $   50,265
                                                  =============  ===========   ===========    ==========
            Net interest expense                                                                               (8,951)
            Other income (expense), net                                                                        (3,068)
            Income tax provision                                                                               (9,950)
                                                                                                           ----------
       Net income                                                                                          $   28,296
                                                                                                           ==========

       Capital expenditures                       $       8,722  $     2,123   $     2,051    $      383   $   13,279
                                                  =============  ===========   ===========    ==========   ==========

       Segment Assets as of December 31, 2005     $   1,134,557  $   304,771   $   164,952    $   75,670   $1,679,950
                                                  =============  ===========   ===========    ==========   ==========

3.   Securities and Stock-Based Compensation

     Shelf Registration Statement - Headwaters has an effective universal shelf registration statement on file with the SEC that can be used for the sale of common stock, preferred stock, convertible debt and other securities. Approximately $18.0 million remains available for future offerings of securities under this registration statement. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering would commence under the registration statement.

     Grants of Stock Incentive Awards - As described in detail in Note 12 to the consolidated financial statements in the Form 10-K, during fiscal 2005 the Compensation Committee of Headwaters' Board of Directors (the "Committee") authorized the grant of several stock incentive awards. At that time, the Committee also authorized the grant of performance unit awards, to be settled in cash, based on performance criteria tied to the economic value created or preserved by one of Headwaters' business units after December 2007. The grants of these performance units were made in November 2005 and could result in the payment to employees of a maximum amount of approximately $3.6 million if all performance criteria are met.

     Subsequent to December 31, 2005 and in accordance with Headwaters' practice of granting options to directors that vest at the rate of 12,000 per year, the Committee granted options for the purchase of a total of 108,000 shares of common stock to three directors. These options have an exercise price of $32.80 per share and vest over a three-year period.

     Stock-Based Compensation - During the quarter ended June 30, 2005, Headwaters adopted SFAS No. 123R effective as of October 1, 2004, the beginning of Headwaters' 2005 fiscal year (using the "modified retrospective" method, with restatement limited to interim periods in the year of adoption, as permitted by SFAS No. 123R). Accordingly, Headwaters adjusted the amounts previously reported in its consolidated statement of income for the three months ended December 31, 2004. The application of SFAS No. 123R for 2004 had the effect of reducing net income for that period by approximately $1.9 million ($0.06 basic earnings per share and $0.04 diluted earnings per share), the same amount as reported in the pro forma SFAS No. 123 footnote disclosure in Headwaters' December 31, 2004 Form 10-Q.

     Beginning October 1, 2004, Headwaters also reclassified certain stock-based compensation expense to conform to the current period presentation so that stock-based compensation expense is reported within the same operating expense line items as used for cash compensation expense. The tax benefits resulting from exercise of stock options and SARs are reflected in the consolidated statements of changes in stockholders' equity and cash flows. The adoption of SFAS No. 123R required reclassification of the tax benefits from exercise of stock-based awards as a cash flow from financing activities instead of a cash flow from operating activities, the required classification under prior accounting rules. Finally, SFAS No. 123R mandated certain changes in the calculation of diluted Earnings per Share ("EPS"), as explained in Note 13 to the consolidated financial statements in the Form 10-K.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)



     Total stock-based compensation expense was approximately $2.5 million in 2004 and $1.8 million in 2005. As of December 31, 2005, there is approximately $12.5 million of total compensation cost related to nonvested awards not yet recognized, which will be recognized in future periods over applicable vesting terms.

4.   Inventories

     Inventories consisted of the following at:

                            (in thousands)                     September 30, 2005   December 31, 2005
                            --------------------------------------------------------------------------
                            Raw materials                       $          12,604     $        12,641
                            Finished goods                                 47,915              51,313
                                                              ----------------------------------------
                                                                $          60,519     $        63,954
                                                              ========================================

5.   Intangible Assets

     Intangible Assets - Headwaters has no identified intangible assets that are not being amortized. The following table summarizes the gross carrying amounts and the related accumulated amortization of all amortizable intangible assets as of:
                                                           September 30, 2005                December 31, 2005
                                                     -------------------------------- --------------------------------
                                                         Gross                            Gross
                                        Estimated       Carrying       Accumulated       Carrying       Accumulated
       (in thousands)                 useful lives       Amount       Amortization        Amount       Amortization
       ---------------------------------------------------------------------------------------------------------------
       CCP contracts                  8 - 20 years         $117,690          $18,256        $117,690          $19,939
       Customer relationships       7 1/2 - 15 years         68,331            5,395          68,331            6,635
       Trade names                    5 - 20 years           63,657            3,642          63,657            4,486
       Patents and patented
         technologies               7 1/2 - 16 years         55,359            8,060          52,765            9,251
       Non-competition agreements     2 - 3 1/2 years        10,422            4,939          10,422            5,957
       Other                           9 - 10 years           2,336            1,255           2,336            1,314
                                                     -----------------------------------------------------------------
                                                           $317,795          $41,547        $315,201          $47,582
                                                     =================================================================

     Total amortization expense related to intangible assets was approximately $6.1 million and $6.0 million for 2004 and 2005, respectively. Total estimated annual amortization expense is as follows for the fiscal years presented.

        Year ending September 30,           (in thousands)
       ----------------------------------- -------------
                 2006                         $24,137
                 2007                          21,859
                 2008                          20,311
                 2009                          20,098
                 2010                          19,765
                 2011                          19,585

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)


6.   Long-term Debt

     Long-term debt consisted of the following at:

                                                                                September 30,    December 31,
              (in thousands)                                                             2005            2005
              ------------------------------------------------------------------------------------------------
              Senior secured debt                                                    $472,673        $469,319

              Convertible senior subordinated notes                                   172,500         172,500

              Notes payable to a bank                                                   8,705           7,808

              Other                                                                       140             117
                                                                              --------------------------------
                                                                                      654,018         649,744
              Less: current portion                                                   (52,207)        (51,310)
                                                                              --------------------------------
              Total long-term debt                                                   $601,811        $598,434
                                                                              ================================

     Senior Secured Credit Agreements - In September 2004, Headwaters entered into two credit agreements with a syndication of lenders. The credit agreements have since been amended, most recently in October 2005. A total of $790.0 million was originally borrowed under the credit facility, which also provides for up to $60.0 million of borrowings under a revolving credit arrangement. The original proceeds were used to acquire Tapco and repay in full the remaining balance due under Headwaters' former senior secured credit agreement executed in March 2004. The $790.0 million of borrowings consisted of a first lien term loan in the amount of $640.0 million and a second lien term loan in the amount of $150.0 million. The second lien term loan was repaid in its entirety prior to September 30, 2005. With certain limited exceptions, the first lien term loan is secured by all assets of Headwaters and is senior in priority to all other debt except for specific SCP assets that collateralize the notes payable to a bank discussed below. The terms of the credit facility, as amended, are described in more detail in the following paragraphs.

     The first lien term loan bears interest, at Headwaters' option, at either
     i) the London Interbank Offered Rate ("LIBOR") plus 2.0%, 2.25%, or 2.5%, depending on the credit ratings that have been most recently announced for the loans by Standard & Poors Ratings Services ("S&P") and Moody's Investors Service, Inc. ("Moody's"); or ii) the "base rate" plus 1.0%, 1.25%, or 1.5%, again depending on the credit ratings announced by S&P and Moody's. Base rate is defined as the higher of the rate announced by Morgan Stanley Senior Funding and the overnight rate charged by the Federal Reserve Bank of New York plus 0.5%. The weighted-average interest rate on the first lien debt was approximately 6.3% at December 31, 2005, after giving consideration to the effect of the interest rate hedge on $150.0 million of this debt, as described below. Headwaters can lock in new LIBOR rates for the first lien loan for one, two, three or six months. The most recent rate change occurred in January 2006.

     The first lien term loan ($439.3 million outstanding at December 31, 2005) is repayable in quarterly installments of principal and interest, with minimum required quarterly principal repayments of approximately $3.4 million through August 2010, plus three repayments of approximately $125.2 million each in November 2010, February 2011 and April 2011, the termination date. Interest is generally due on a quarterly basis. During 2005, Headwaters made one principal payment of $3.4 million and subsequent to December 31, 2005 made an optional repayment of $24.0 million, which effectively paid the required principal repayments on the senior debt until November 2007.

     There are mandatory prepayments of the first lien term loan in the event of certain asset sales and debt and equity issuances and from "excess cash flow," as defined in the agreement. Optional prepayments of the first lien term loan are generally permitted without penalty or premium, except where the proceeds for repayment are obtained from a "financing," as defined, consummated for the purpose of lowering the interest rate on the first lien debt, in which case there is a 1% prepayment penalty. Once repaid in full or in part, no further reborrowings under either the first or second lien loan arrangements can be made.

     Borrowings under the revolving credit arrangement are generally subject to the terms of the first lien loan agreement and bear interest at either LIBOR plus 1.75% to 2.5% (depending on Headwaters' "total leverage ratio," as defined), or the base rate plus 0.75% to 1.5%. Borrowings and reborrowings of any available portion of the $60.0 million revolver can be

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)



     made at any time through September 2009, when all loans must be repaid and the revolving credit arrangement terminates. The fees for the unused portion of the revolving credit arrangement range from 0.5% to 0.75% (depending on Headwaters' "total leverage ratio," as defined). As of December 31, 2005, Headwaters had $30.0 million of borrowings outstanding under the revolving credit arrangement, all of which was repaid subsequent to December 31, 2005. Because Headwaters' intent was to repay the outstanding borrowings under the revolving credit arrangement within 12 months, this amount is reflected as current in the consolidated balance sheet as of December 31, 2005. The credit agreement also allows for the issuance of letters of credit, provided there is capacity under the revolving credit arrangement. As of December 31, 2005, seven letters of credit totaling $8.2 million were outstanding, with expiration dates ranging from January 2006 to December 2006.

     The credit agreements contain restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset sales and liens, annual capital expenditures in excess of $72.0 million for fiscal 2006 and $75.0 million for fiscal 2007 through 2011, and the payment of dividends, among others. In addition, Headwaters must maintain certain leverage and fixed charge coverage ratios, as those terms are defined in the agreements, as follows: i) a total leverage ratio of 4.5:1.0 or less, declining periodically to 3.5:1.0 in 2010; ii) a maximum ratio of consolidated senior funded indebtedness minus subordinated indebtedness to EBITDA of 3.5:1.0, declining periodically to 2.5:1.0 in 2010; and iii) a minimum ratio of EBITDA plus rent payments for the four preceding fiscal quarters to scheduled payments of principal and interest on all indebtedness for the next four fiscal quarters of 1.10:1.0 through September 30, 2006, and 1.25:1.0 thereafter. Headwaters is in compliance with all debt covenants as of December 31, 2005.

     As required by the senior secured credit facility, Headwaters entered into certain other agreements to limit its variable interest rate exposure. The first set of agreements expired on their terms prior to September 30, 2005. The second set of agreements effectively fixes the LIBOR rate at 3.71% for $150.0 million of this debt for the period September 8, 2005 through September 8, 2007. Headwaters accounts for the agreements which limit its variable interest rate exposure as cash flow hedges, with their fair market value reflected in the consolidated balance sheet as either other assets or other liabilities. The market value of the hedges can fluctuate significantly over a relatively short period of time. The hedges had a market value at December 31, 2005 of approximately $2.6 million, which, net of $1.0 million of income taxes, represents other comprehensive income. Total comprehensive income was approximately $28.6 million in 2005. Total comprehensive income did not differ from net income in 2004.

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

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)



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

     Headwaters has included the additional shares of common stock contingently issuable under the notes in its diluted EPS calculations on an if-converted basis (see Note 8).

     Notes Payable to a Bank - In connection with the acquisition of SCP in July 2004, Headwaters assumed SCP's obligations under its notes payable to a bank. The notes require monthly interest and quarterly principal payments and bear interest at variable rates, which as of December 31, 2005, ranged from 4.8% to 7.0%. Because the notes are callable by the bank, Headwaters has included the outstanding balance in current portion of long-term debt in the consolidated balance sheet. The notes are collateralized by certain assets of SCP and contain financial covenants specific to SCP, including a minimum fixed charge coverage ratio, a leverage ratio requirement, and limitations on capital expenditures. Headwaters is in compliance with all debt covenants as of December 31, 2005.

     Interest Costs - During 2004 and 2005, Headwaters incurred net interest costs of approximately $16.0 and $10.0 million, respectively, including approximately $1.9 million and $0.6 million, respectively, of non-cash interest expense and approximately $0.1 million and $0.1 million, respectively, of interest costs that were capitalized. The weighted-average interest rate on the face amount of outstanding long-term debt, disregarding amortization of debt issue costs, was approximately 5.2% at September 30, 2005 and 5.5% at December 31, 2005. Interest income was $0.1 million and $0.9 million during 2004 and 2005, respectively.

7.   Income Taxes

     Headwaters' effective income tax rate for 2005 was approximately 26%, the estimated effective tax rate for the fiscal year ending September 30, 2006. This compares to an effective tax rate of approximately 37% for 2004. The reduction in the effective tax rate for 2005 is primarily due to increased
     Section 45K [formerly Section 29] tax credits related to Headwaters' 19% interest in an entity that owns and operates a coal-based solid alternative fuel production facility (see Note 10), plus two other smaller alternative fuel facilities that Headwaters owns and operates. The alternative fuel produced at these three facilities through December 2007 qualifies for tax credits pursuant to Section 45K of the Internal Revenue Code. The continued availability of these tax credits is subject to the uncertainties of phase-out, IRS audit and other risks associated with Section 45K tax credits.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)



8.   Earnings per Share

     The following table sets forth the computation of basic and diluted EPS for the three months ended December 31:

         (in thousands, except per-share data)                                                  2004            2005
         ------------------------------------------------------------------------------------------------------------
         Numerator:
         Numerator for basic earnings per share -
          net income                                                                         $11,137         $28,296

         Interest expense related to convertible
          senior subordinated notes, net of taxes                                                978           1,088
                                                                                      -------------------------------
         Numerator for diluted earnings per share -
          net income plus interest expense related
          to convertible notes, net of taxes                                                 $12,115         $29,384
                                                                                      ===============================

         Denominator:
         Denominator for basic earnings per share
         - weighted-average shares outstanding                                                33,439          41,605

         Effect of dilutive securities:
         Shares issuable upon exercise of
          options and SARs                                                                     1,362           1,271

         Shares issuable upon conversion of
           convertible notes                                                                   5,750           5,750
                                                                                      -------------------------------
         Total potential dilutive shares                                                       7,112           7,021
                                                                                      -------------------------------
         Denominator for diluted earnings per
          share - weighted-average shares outstanding
          after assumed exercises and conversions                                             40,551          48,626
                                                                                      ===============================

         Basic earnings per share                                                            $  0.33         $  0.68
                                                                                      ===============================
         Diluted earnings per share                                                          $  0.30         $  0.60
                                                                                      ===============================

     Anti-dilutive securities not considered in the diluted EPS calculations consisted of options for approximately 110,000 shares and 27,000 shares in 2004 and 2005, respectively. In addition, approximately 106,000 SARs were not included in the diluted EPS calculation for 2005 because they were anti-dilutive.

9.   Acquisitions

     As described in Note 3 to the consolidated financial statements in the Form 10-K, Headwaters agreed to pay an earn-out to the sellers of SCP if a specified earnings target was exceeded during the 12 months ended December 31, 2005 (the "earn-out period"). The additional earn-out consideration will be the product of 5.7 times the amount that earnings before interest, taxes, depreciation and amortization ("EBITDA") of SCP exceed $5.5 million during the earn-out period. In 2005, Headwaters recorded increased goodwill of approximately $10.0 million, representing an estimate of the earn-out consideration which could be paid. Headwaters currently expects to finalize the determination of the earn-out consideration by March 31, 2006.

     In 2005, Tapco acquired certain assets and assumed certain liabilities of Max Manufacturing & Roofing, LLC. Total consideration, including potential future deferred payments, is not material.

10.  Commitments and Contingencies

     Commitments and contingencies as of December 31, 2005 not disclosed elsewhere, are as follows.

     Self Insurance - Headwaters has adopted self-insured medical insurance plans that cover substantially all employees. There is stop-loss coverage for medical insurance claims in excess of $100,000 to $175,000 per individual per year. In addition, effective as of October 1, 2005, Headwaters became self insured for workers compensation claims, limited by

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)



     stop-loss coverage for amounts in excess of $250,000 per occurrence and $6.0 million in the aggregate annually. Headwaters has contracted with third-party administrators to assist in the payment and administration of claims. Insurance claims are recognized as expense when incurred and include an estimate of costs for claims incurred but not reported at the balance sheet date. As of December 31, 2005, approximately $3.5 million is accrued for medical and workers compensation claims incurred on or before December 31, 2005 that have not been paid or reported.

     Property, Plant and Equipment - As of December 31, 2005, Headwaters was committed to spend approximately $3.9 million on capital projects that were in various stages of completion.

     Solid Alternative Fuel Facility - In September 2004, Headwaters purchased a 9% variable interest in an entity that owns and operates a coal-based solid alternative fuel production facility, where Headwaters is not the primary beneficiary. In December 2004, Headwaters purchased an additional 10% variable interest in this entity. Headwaters' 19% minority interest was acquired in exchange for initial cash payments totaling $0.5 million and an obligation to pay $15.0 million in monthly installments from October 2004 through December 2007. This obligation, recorded in other accrued liabilities and other long-term liabilities in the consolidated balance sheet (totaling approximately $11.0 million at December 31, 2005), bears interest at an 8% rate. Headwaters also agreed to make additional payments to the seller based on a pro-rata allocation of the tax credits generated by the facility, also through December 2007. These additional contractual payments, along with the amortization of the $15.5 million investment, are recorded in other expense in the consolidated statement of income and total approximately $2.3 million and $3.1 million for 2004 and 2005, respectively.

     The alternative fuel produced at the facility through December 2007 qualifies for tax credits pursuant to Section 45K of the Internal Revenue Code, and Headwaters is entitled to receive its pro-rata share of such tax credits generated. Due to the combined effect of the seasonality of Headwaters' operations and the requirement to use an estimated effective tax rate for the year in calculating income taxes, Headwaters is not able to recognize the benefit of all of the tax credits earned in the December and March quarters in its results of operations for those quarters. Tax credits earned but not recognized in the December and March quarters are recognized in the June and September quarters. Even though Headwaters did not fully recognize its portion of the benefits of the tax credits generated during 2005, Headwaters' pro-rata share of costs incurred to generate those tax credits was recognized as other expense through December 31, 2005. Headwaters has the ability, under certain conditions, to limit its liability under the fixed payment obligations currently totaling approximately $11.0 million; therefore, Headwaters' obligation to make all of the above-described payments is effectively limited to the tax benefits Headwaters receives.

     Joint Venture Obligations - In 2004, Headwaters entered into an agreement with Degussa AG, an international chemical company based in Germany, to jointly develop and commercialize a process for the direct synthesis of hydrogen peroxide. Under terms of the joint venture agreement, Headwaters paid $1.2 million for its investment in the joint venture in 2004, an additional $1.0 million in October 2005 and is further obligated to pay $1.0 million in 2006. Headwaters has also committed to fund 50% of the joint venture's research and development expenditures, currently limited to
     (euro)3.0 million, through September 2007, of which approximately (euro)1.8 million (approximately $2.1 million) remains to be paid as of December 31, 2005. Although there is no legal obligation to do so, the joint venture partners currently have long-range plans to eventually invest in large-scale hydrogen peroxide plants using the process for direct synthesis of hydrogen peroxide.

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

     Costs paid to outside legal counsel for litigation have historically comprised a majority of Headwaters' litigation-related costs. In 2005, Headwaters incurred approximately $1.0 million of expense for legal matters, including costs for outside legal counsel. Headwaters currently believes the range of potential loss for all unresolved matters, excluding costs for outside counsel, is from $4.0 million up to the amounts sought by

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)



     claimants and has recorded a total liability as of December 31, 2005 of $4.0 million. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Our outside counsel currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability to Headwaters. It is not possible to estimate what litigation-related costs will be in future periods.

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

     McEwan. In 1995, Headwaters granted stock options to a member of its board of directors, Lloyd McEwan. The director resigned from the board in 1996. Headwaters has declined McEwan's attempts to exercise most of the options on grounds that the options terminated. In June 2004, McEwan filed a complaint in the Fourth District Court for the State of Utah against Headwaters alleging breach of contract, breach of implied covenant of good faith and fair dealing, fraud, and misrepresentation. McEwan seeks declaratory relief as well as compensatory damages in the approximate amount of $2.8 million and punitive damages. Headwaters has filed an answer denying McEwan's claims and has asserted counterclaims against McEwan. Because resolution of the litigation is uncertain, legal counsel cannot express an opinion as to the ultimate amount of liability or recovery.

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

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)



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

     Section 45K Matters - A material amount of Headwaters' consolidated revenues and net income is derived from Headwaters Energy Services' license fees and sales of chemical reagents, both of which depend on the ability of licensees and other customers to manufacture and sell qualified synthetic fuels that generate tax credits under Section 45K [formerly Section 29] of the Internal Revenue Code. Headwaters also claims Section 45K tax credits based upon synthetic fuel sales from facilities in which Headwaters owns an interest. From time to time, issues arise as to the availability of tax credits and the potential phase-out of credits with the rising price of oil, including the items discussed below.

     Phase-Out. Section 45K tax credits are subject to phase-out after the average annual wellhead domestic oil price ("reference price") reaches a beginning phase-out threshold price, and are eliminated entirely if the reference price reaches the full phase-out price. Historically, the reference price has trended somewhat lower than published market prices for oil. For calendar 2004, the reference price was $36.75 per barrel and the phase-out range began at $51.35 and would have fully phased out tax credits at $64.47 per barrel. For calendar 2005, Headwaters estimates that the average reference price will be approximately $50.50 per barrel, and an estimate of the phase-out range (computed by increasing the 2004 inflation adjustment factor by 2%) begins at $52.38 and completes phase-out at $65.76 per barrel. Therefore, Headwaters does not anticipate any phase-out of tax credits for calendar 2005. For calendar 2006, Headwaters estimates that the phase-out range (again, computed with a 2% inflation adjustment) begins at $53.43 and completes phase-out at $67.07 per barrel. Congress is considering legislation to change Section 45K phase-out calculations to a prospective rather than retrospective application of the reference price. As of the date hereof, it is too early to estimate a reference price for calendar 2006. However, Headwaters estimates that if January 2006 average oil prices are maintained for all of 2006, and absent a change to a prospective application of the reference price, partial phase-out could result.

     In an environment of high oil prices, the risk of phase-out increases. Headwaters' customers and licensees will make their own assessments of phase-out risk. If customers and licensees perceive a potential negative impact from phase-out, they may reduce or stop synthetic fuel production or require Headwaters to share in the costs associated with phase-out. Headwaters must make similar assessments with respect to the continued operation of its own synthetic fuel production facilities. One of Headwaters' licensees has decided to stop production of synthetic fuel at least temporarily. These events may materially adversely affect both the amounts and timing of recognition of Headwaters' future revenue and net income.

     Legislation. Under current law, Section 45K tax credits for synthetic fuel produced from coal expire on December 31, 2007. In addition, there have been initiatives from time to time to consider the early repeal or modification of Section 45K. If Section 45K expires at the end of 2007 or if it is repealed or adversely modified, synthetic fuel facilities would probably either close or substantially curtail production. At this time, given current prices of coal and costs of synthetic fuel production, Headwaters does not believe that production of synthetic fuel will be profitable absent the tax credits. In addition, if Headwaters' licensees

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)



     close their facilities or materially reduce production activities (whether after 2007, or upon earlier repeal or adverse modification of Section 45K, or for any other reason), it would have a material adverse effect on the revenues and net income of Headwaters.

     IRS Audits. Licensees are subject to audit by the IRS. The IRS may challenge whether Headwaters Energy Services' licensees satisfy the requirements of Section 45K, or applicable Private Letter Rulings, including placed-in-service requirements, or may attempt to disallow
     Section 45K tax credits for some other reason. The IRS has initiated audits of certain licensee-taxpayers who claimed Section 45K tax credits and will continue the audit process in the future. In addition, the IRS may audit Headwaters concerning tax credits claimed for synthetic fuel sold from the facilities in which it owns an interest. The inability of a licensee to claim Section 45K tax credits would reduce Headwaters' future income from the licensee.

     Senate Permanent Subcommittee on Investigations. On October 29, 2003, the Permanent Subcommittee on Investigations of the Government Affairs Committee of the United States Senate issued a notification of pending investigations. The notification listed the synthetic fuel tax credit as a new item. In March 2005, the Subcommittee described its investigation as follows: "The Subcommittee is continuing its investigation [of] tax credits claimed under Section 29 [now Section 45K] of the Internal Revenue Code for the sale of coal-based synthetic fuels. This investigation is examining the utilization of these tax credits, the nature of the technologies and fuels created, the use of these fuels, and others [sic] aspects of Section 29. The investigation will also address the IRS' administration of Section 29 tax credits." The Subcommittee conducted numerous interviews and received large volumes of data between December 2003 and March 2004. Since that time, to Headwaters' knowledge, there has been little activity regarding the investigation. Headwaters cannot make any assurances as to the timing or ultimate outcome of the Subcommittee investigation, nor can Headwaters predict whether Congress or others may conduct investigations of Section 45K tax credits in the future. The Subcommittee investigation may have a material adverse effect on the willingness of current owners to operate their facilities, and may materially adversely affect Headwaters' revenues and net income.

     License Fees - Pursuant to the contractual terms of an agreement with a certain licensee, this licensee has set aside substantial amounts for working capital and other operational contingencies as provided for in the contractual agreements. These amounts may eventually be paid out to various parties having an interest in the cash flows from the licensee's operations, including Headwaters, if they are not used for working capital and other operational contingencies. As a result, Headwaters currently expects to receive at some future date a portion of those reserves, the amount of which is not currently determinable and which constitutes a gain contingency not recognizable as revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto included elsewhere herein. Headwaters' fiscal year ends on September 30 and unless otherwise noted, future references to 2004 refer to Headwaters' fiscal quarter ended December 31, 2004, and references to 2005 refer to Headwaters' fiscal quarter ended December 31, 2005.

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

         Headwaters' acquisition strategy targets businesses that are leading players in their respective industries, that enjoy healthy margins from products and services and that are not overly capital intensive, thus providing additional cash flow that complements the financial performance of Headwaters' existing business segments. Headwaters is also committed to continuing to invest in HTI's research and development activities which are focused on energy-related technologies and nanotechnology. In fiscal 2005, Headwaters announced a non-binding memorandum of understanding to participate in a joint venture to build and operate an ethanol plant. Headwaters continues to move forward on this project and is also investigating other alternative energy projects such as coal cleaning and the use of nanocatalysts to engineer coal for emissions reduction.

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

         Headwaters' acquisitions of Eldorado and Tapco have created a concentration in the residential housing market; however, the cyclicality and interest-rate sensitivity of this segment may be mitigated by the fact that approximately 75% of Tapco's products are used in the exterior home improvement and remodeling market. This market is typically counter cyclical to the new construction market because remodeling is generally less expensive than a new home and is often required to maintain older homes and preserve their value. As a result, during economic downturns, Tapco's products have historically experienced growth. In light of Headwaters' leading market shares in Eldorado's and Tapco's markets, Headwaters has increased production capacity for Eldorado and has initiated the development and marketing of new products from Tapco in order to maintain the historical growth rates of the construction materials segment.

         In 2005, Headwaters focused on integration of its recent acquisitions, including the marketing of diverse construction materials products through its national distribution network, and developing the corporate infrastructure necessary to provide the information and services that the business segments need to operate at optimal levels. Headwaters became highly leveraged as a result of the fiscal 2004 acquisitions, but has reduced its outstanding debt since that time through cash generated from operations, from an underwritten public offering of common stock and from proceeds from settlement of litigation. Headwaters intends to continue to focus on repaying long-term debt while continuing to look for diversification opportunities within prescribed parameters.

Consolidation and Segments

         Consolidation. The consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. Headwaters is also required to consolidate any variable interest entities for which it is the primary beneficiary; however, as of December 31, 2005, there are none. For investments in companies in which Headwaters has a significant influence over operating and financial decisions (generally defined as owning a voting or economic interest of 20% to 50%), Headwaters applies the equity method of accounting. In instances where Headwaters' investment is less than 20% and significant influence does not exist, investments are carried at cost. All significant intercompany transactions and accounts are eliminated in consolidation.

         Segments. Headwaters operates in three business segments, construction materials, CCPs and alternative energy. These segments are managed and evaluated separately by management based on fundamental differences in their operations, products and services.

         The construction materials segment includes the legacy bagged concrete, stucco, mortar and block products business, as well as Eldorado's manufactured architectural stone products and Tapco's building products used in exterior residential home improvement and construction. Revenues for the construction materials segment consist of product sales to wholesale and retail distributors, contractors and other users of building products and construction materials.

         The CCP segment markets coal combustion products such as fly ash and bottom ash, known as CCPs, to the building products and ready mix concrete industries. Headwaters markets CCPs to replace manufactured or mined materials, such as portland cement, lime, agricultural gypsum, fired lightweight aggregate, granite aggregate and limestone. Headwaters has long-term contracts, primarily with coal-fired electric power generation plants, pursuant to which it manages the post-combustion operations for the utilities. CCP revenues consist primarily of product sales with a smaller amount of service revenue. VFL has been included in Headwaters' CCP segment since its acquisition.

         The alternative energy segment includes Headwaters' legacy coal-based solid alternative fuels business and HTI's business of developing catalyst technologies to convert coal and heavy oil into higher-value liquid fuels, as well as nanocatalyst processes and applications. Revenues for this segment consist primarily of sales of chemical reagents and license fees.

         Due to the seasonality of the operations of the construction materials and CCP segments and other factors, Headwaters' consolidated results of operations for the December 2005 quarter are not indicative of the results to be expected for the full fiscal 2006 year.

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

         The information set forth below compares Headwaters' operating results for the three months ended December 31, 2005 ("2005") with operating results for the three months ended December 31, 2004 ("2004").

         Revenue. Total revenue for 2005 increased by $62.1 million or 28% to $280.5 million as compared to $218.4 million for 2004. The major components of revenue are discussed in the sections below.

         Construction Materials Segment. Sales of construction materials during 2005 were $130.0 million with a corresponding direct cost of $89.7 million. Sales of construction materials during 2004 were $113.7 million with a corresponding direct cost of $76.6 million. The increase in sales of construction materials during 2005 was due primarily to increases in volume, which occurred across all major product lines. The primary reasons for the decline in gross margin percentage were higher raw material costs and manufacturing inefficiencies related to expansion of capacity and product lines and restructuring of operations at certain manufacturing facilities. Headwaters currently expects the gross margin percentage for the quarter ending March 31, 2006 to approximate the December 2005 quarter levels, with the potential for some improvement in gross margin percentage in the last half of the 2006 fiscal year.

         CCP Segment. CCP revenues for 2005 were $65.2 million with a corresponding direct cost of $49.0 million. CCP revenues for 2004 were $53.1 million with a corresponding direct cost of $41.1 million. The increases in CCP revenues and in the gross margin percentage during 2005 were due primarily to a combination of continued strong demand for CCPs, upward pricing trends in most concrete markets, and increased project revenues. In addition, weather conditions in the south central region of the United States were favorable. The growth in demand for CCPs is due in part to certain regional shortages in the availability of portland cement for which CCPs are a substitute, which can result in an increased percentage of CCPs being used in concrete. The cement shortages also resulted in increased prices for CCPs in several markets.

         Alternative Energy Segment. Headwaters' alternative energy segment revenue consists primarily of chemical reagent sales, license fee revenue related to its solid alternative fuel technologies, and to a lesser extent, sales of synthetic fuel from two solid alternative fuel production facilities that Headwaters owns that began operating in fiscal 2005. The major components of revenue for the alternative energy segment are discussed in the sections below.

         A material amount of Headwaters' consolidated revenues and net income is derived from Headwaters Energy Services' license fees and sales of chemical reagents, both of which depend on the ability of licensees and other customers to manufacture and sell qualified synthetic fuels that generate tax credits under Section 45K [formerly Section 29] of the Internal Revenue Code. From time to time, issues arise as to the availability of tax credits and the potential phase-out of credits with the rising price of oil, as described in "Section 45K Matters" below. Due to the potential significance of these issues, it is not possible to predict the trend of alternative energy revenue in future periods.

         Sales of Chemical Reagents. Chemical reagent sales during 2005 were $44.5 million with a corresponding direct cost of $33.3 million. Chemical reagent sales during 2004 were $36.8 million with a corresponding direct cost of $24.6 million. The increase in chemical reagent sales during 2005 was due almost exclusively to increased synthetic fuel production by Headwaters' licensees (resulting in increased sales of $7.7 million) with little change in the sales of chemical reagents to other customers. It is not possible to predict the trend of sales of chemical reagents. The gross margin percentage for 2005 of 25% was 8% lower than for 2004, due primarily to increases in the cost of product, which in turn is related to increases in the costs of petroleum-based materials. Headwaters currently expects reagent margins to stabilize in the 25% range during fiscal 2006, depending upon crude oil prices and the availability of raw material feedstocks.

         License Fees. During 2005, Headwaters recognized license fee revenue totaling $28.1 million, an increase of $13.5 million or 92% from $14.6 million of license fee revenue recognized during 2004. The primary reason for the increase in license fee revenue in 2005 compared to 2004 relates to ongoing revenues stemming from the settlement of the AJG litigation in fiscal 2005, which is described in more detail in Note 14 to the consolidated financial statements in the Form 10-K ($11.1 million of the increase). License fee revenue from licensees not associated with the litigation increased $2.4 million from 2004 to 2005 as a result of increased production and sales of alternative fuel by these licensees.

         Pursuant to the contractual terms of an agreement with a certain licensee, this licensee has set aside substantial amounts for working capital and other operational contingencies as provided for in the contractual agreements. These amounts may eventually be paid out to various parties having an interest in the cash flows from the licensee's operations, including Headwaters, if they are not used for working capital and other operational contingencies. As a result, Headwaters currently expects to receive at some future date a portion of those reserves, the amount of which is not currently determinable and which constitutes a gain contingency not recognizable as revenue.

         Other Alternative Energy Segment Revenues. Sales of synthetic fuel during 2005 were $11.5 million with a corresponding direct cost of $13.3 million. There were no sales of synthetic fuel during 2004 since the two alternative fuel facilities were not operating in 2004. Revenue from the sale of synthetic fuel has a negative gross margin, which is more than compensated for by the income tax credits earned from the sales of the synthetic fuel. HTI's revenues are also included in alternative energy revenue, but comprise a minor portion of total segment revenue.

         Research and Development. Research and development expenses increased by $0.6 million to $3.0 million in 2005 from $2.4 million in 2004. The increase was primarily attributable to increased HTI research and development activities, which are likely to continue at or above 2005 levels in future periods.

         Selling, General and Administrative Expenses. These expenses increased $2.7 million, or 8% to $35.0 million for 2005 from $32.3 million for 2004. The increase in 2005 was due to the general growth of Headwaters' operations. The increase in selling, general and administrative expenses of 8% was significantly less than the revenue growth rate of 28% due to the relationship of fixed and variable costs, and the significant portion of revenue growth attributable to the alternative energy segment, for which license fees and chemical reagent sales comprise the majority of revenues.

         Other Income and Expense. During 2005, Headwaters reported net other expense of $12.0 million compared to net other expense of $17.7 million during 2004. The change of $5.7 million was attributable to a decrease in net interest expense of $6.8 million partially offset by an increase in other expenses of approximately $1.1 million. Net interest expense decreased from $15.8 million in 2004 to $9.0 million in 2005, due primarily to significantly lower average levels of long-term debt in 2005 compared to 2004.

         The increase in other expenses of $1.1 million consisted primarily of a $0.8 million increase in costs related to Headwaters' investment in the coal-based solid alternative fuel production facility described in Note 10 to the consolidated financial statements, which investment increased from 9% to 19% in December 2004. The alternative fuel produced at the facility through December 2007 qualifies for tax credits pursuant to Section 45K of the Internal Revenue Code, and Headwaters is entitled to receive its pro-rata share of such tax credits generated. Due to the combined effect of the seasonality of Headwaters' operations and the requirement to use an estimated effective tax rate for the year in calculating income taxes, Headwaters is not able to recognize the benefit of all of the tax credits earned in the December and March quarters in its results of operations for those quarters. Tax credits earned but not recognized in the December and March quarters are recognized in the June and September quarters. Even though Headwaters did not fully recognize its portion of the benefits of the tax credits generated during 2005, Headwaters' pro-rata share of costs incurred to generate those tax credits was recognized as other expense through December 31, 2005.

         Income Tax Provision. Headwaters' effective income tax rate for 2005 was approximately 26%, the estimated effective tax rate for the fiscal year ending September 30, 2006. This compares to an effective tax rate of approximately 37% for 2004. The reduction in the effective tax rate for 2005 is primarily due to increased Section 45K tax credits related to Headwaters' 19% interest in an entity that owns and operates a coal-based solid alternative fuel production facility (see Note 10 to the consolidated financial statements), plus two other smaller alternative fuel facilities that Headwaters owns and operates. The alternative fuel produced at these three facilities through December 2007 qualifies for tax credits pursuant to Section 45K of the Internal Revenue Code. The continued availability of these tax credits is subject to the uncertainties of phase-out, IRS audit and other risks associated with Section 45K tax credits. Excluding the effect of the tax credits, Headwaters' effective tax rate in 2005 would have been approximately 39%.

         Headwaters adjusts its income tax provision each quarter to yield the estimated effective tax rate for the fiscal year on a cumulative basis, causing each quarter's effective tax rate to vary somewhat. It is possible that Headwaters' estimate of its effective tax rate for fiscal 2006 will change in the future, necessitating an adjustment in future periods to reflect the impact of the rate change on results for prior fiscal 2006 quarters.

Impact of Inflation and Related Matters

         Headwaters' operations have been impacted in 2005 by rising costs for chemical reagents in the alternative energy segment, by increased cement, polypropylene and poly-vinyl chloride costs in the construction materials segment and by increased fuel costs that have affected transportation costs in most of Headwaters' business units. The increased costs of chemical reagents, polypropylene, poly-vinyl chloride and fuel are directly related to the increase in prices of natural gas, oil and other petroleum-based materials. The increased costs of cement are caused primarily by a lack of adequate supplies in some regions of the U.S.

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

Liquidity and Capital Resources

         Summary of Cash Flow Activities. Net cash provided by operating activities during 2005 was $28.2 million compared to $39.8 million during 2004. In both periods, the primary investing activity consisted of the purchase of property, plant and equipment and the primary financing activity consisted of repayments of long-term debt. More details about Headwaters' investing and financing activities are provided in the following paragraphs.

         Investing Activities. Expenditures for property, plant and equipment increased $1.4 million from 2004 ($11.9 million) to 2005 ($13.3 million). Most of these capital expenditures were incurred by the construction materials segment. Capital expenditures for fiscal 2006 are currently expected to approximate the limitation on such expenditures of $72.0 million included in the senior debt covenants. A significant portion of Headwaters' planned 2006 capital expenditures represent expansion of operations, rather than "maintenance" of operating capacity, and a significant portion of the anticipated increase in capital expenditures from fiscal 2005 to fiscal 2006 is expected to be in the CCP and alternative energy segments. The "unused" amounts of Headwaters' annual capital expenditures limits in the senior debt agreements can generally be "carried over" from year to year. As of December 31, 2005, Headwaters was committed to spend approximately $3.9 million on capital projects that were in various stages of completion.

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

         As described in Note 3 to the consolidated financial statements in the Form 10-K, Headwaters agreed to pay an earn-out to the sellers of SCP if a specified earnings target was exceeded during the 12 months ended December 31, 2005 (the "earn-out period"). The additional earn-out consideration will be the product of 5.7 times the amount that earnings before interest, taxes, depreciation and amortization ("EBITDA") of SCP exceed $5.5 million during the earn-out period. In 2005, Headwaters recorded increased goodwill of approximately $10.0 million, representing an estimate of the earn-out consideration which could be paid. Headwaters currently expects to finalize the determination of the earn-out consideration by March 31, 2006.

         In 2005, Tapco acquired certain assets and assumed certain liabilities of Max Manufacturing & Roofing, LLC. Total consideration, including potential future deferred payments, is not material.

         As described in more detail in Note 10 to the consolidated financial statements, in September 2004 Headwaters purchased a 9% variable interest in an entity that owns and operates a coal-based solid alternative fuel production facility, where Headwaters is not the primary beneficiary. In December 2004, Headwaters purchased an additional 10% variable interest in this entity. Headwaters' 19% minority interest was acquired in exchange for initial cash payments totaling $0.5 million and an obligation to pay $15.0 million in monthly installments from October 2004 through December 2007. This obligation, recorded in other accrued liabilities and other long-term liabilities in the consolidated balance sheet (totaling $11.0 million at December 31, 2005), bears interest at an 8% rate. Headwaters also agreed to make additional payments to the seller based on a pro-rata allocation of the tax credits generated by the facility, also through December 2007. These additional contractual payments, along with the amortization of the $15.5 million investment, are recorded in other expense in the consolidated statement of income and total approximately $2.3 million and $3.1 million for 2004 and 2005, respectively.

         The alternative fuel produced at the facility through December 2007 qualifies for tax credits pursuant to Section 45K of the Internal Revenue Code, and Headwaters is entitled to receive its pro-rata share of such tax credits generated. The IRS has issued a Private Letter Ruling to the owners of the facility. Headwaters has the ability, under certain conditions, to limit its liability under the fixed payment obligations currently totaling $11.0 million; therefore, Headwaters' obligation to make all of the above-described payments is effectively limited to the tax benefits Headwaters receives.

         In 2004, Headwaters entered into an agreement with Degussa AG, an international chemical company based in Germany, to jointly develop and commercialize a process for the direct synthesis of hydrogen peroxide. Under terms of the joint venture agreement, Headwaters paid $1.2 million for its investment in the joint venture in 2004, an additional $1.0 million in October 2005 and is further obligated to pay $1.0 million in 2006. Headwaters has also committed to fund 50% of the joint venture's research and development expenditures, currently limited to (euro)3.0 million, through September 2007, of which approximately (euro)1.8 million (approximately $2.1 million) remains to be paid as of December 31, 2005. Although there is no legal obligation to do so, the joint venture partners currently have long-range plans to eventually invest in large-scale hydrogen peroxide plants using the process for direct synthesis of hydrogen peroxide.

         Financing Activities. Due to the issuance of senior debt in September 2004 and the covenants associated with that debt, as described below, Headwaters currently has limited ability to obtain significant additional amounts of long-term debt. However, Headwaters has experienced strong positive cash flow from operations and in fiscal 2005 issued common stock which together has enabled Headwaters to repay a substantial amount of its long-term debt prior to the scheduled maturities. Headwaters expects its positive cash flow to continue in the future and also has the ability to access the equity markets.

         Headwaters has an effective universal shelf registration statement on file with the SEC that can be used for the sale of common stock, preferred stock, convertible debt and other securities. Approximately $18.0 million remains available for future offerings of securities under this registration statement. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering would commence under the registration statement.

         Senior Secured Credit Agreements - In September 2004, Headwaters entered into two credit agreements with a syndication of lenders. The credit agreements have since been amended, most recently in October 2005. A total of $790.0 million was originally borrowed under the credit facility, which also provides for up to $60.0 million of borrowings under a revolving credit arrangement. The original proceeds were used to acquire Tapco and repay in full the remaining balance due under Headwaters' former senior secured credit agreement executed in March 2004. The $790.0 million of borrowings consisted of a first lien term loan in the amount of $640.0 million and a second lien term loan in the amount of $150.0 million. The second lien term loan was repaid in its entirety prior to September 30, 2005. With certain limited exceptions, the first lien term loan is secured by all assets of Headwaters and is senior in priority to all other debt except for specific SCP assets that collateralize the notes payable to banks discussed below. The terms of the credit facility, as amended, are described in more detail in the following paragraphs.

         The first lien term loan bears interest, at Headwaters' option, at either i) the London Interbank Offered Rate ("LIBOR") plus 2.0%, 2.25%, or 2.5%, depending on the credit ratings that have been most recently announced for the loans by Standard & Poors Ratings Services ("S&P") and Moody's Investors

Service, Inc. ("Moody's"); or ii) the "base rate" plus 1.0%, 1.25%, or 1.5%, again depending on the credit ratings announced by S&P and Moody's. Base rate is defined as the higher of the rate announced by Morgan Stanley Senior Funding and the overnight rate charged by the Federal Reserve Bank of New York plus 0.5%. The weighted-average interest rate on the first lien debt was approximately 6.3% at December 31, 2005, after giving consideration to the effect of the interest rate hedge on $150.0 million of this debt, as described below. Headwaters can lock in new LIBOR rates for the first lien loan for one, two, three or six months. The most recent rate change occurred in January 2006.

         The first lien term loan ($439.3 million outstanding at December 31, 2005) is repayable in quarterly installments of principal and interest, with minimum required quarterly principal repayments of approximately $3.4 million through August 2010, plus three repayments of approximately $125.2 million each in November 2010, February 2011 and April 2011, the termination date. Interest is generally due on a quarterly basis. During 2005, Headwaters made one principal payment of $3.4 million and subsequent to December 31, 2005 made an optional repayment of $24.0 million, which effectively paid the required principal repayments on the senior debt until November 2007. This early debt repayment, along with the full repayment of the outstanding amount under the revolving credit arrangement of $30.0 million, were repaid with funds received from the final $70.0 million payment due from the litigation settlement reached with AJG in fiscal 2005.

         There are mandatory prepayments of the first lien term loan in the event of certain asset sales and debt and equity issuances and from "excess cash flow," as defined in the agreement. Optional prepayments of the first lien term loan are generally permitted without penalty or premium, except where the proceeds for repayment are obtained from a "financing," as defined, consummated for the purpose of lowering the interest rate on the first lien debt, in which case there is a 1% prepayment penalty. Once repaid in full or in part, no further reborrowings under either the first or second lien loan arrangements can be made.

         As required by the senior secured credit facility, Headwaters entered into certain other agreements to limit its variable interest rate exposure. The first set of agreements expired on their terms prior to September 30, 2005. The second set of agreements effectively fixes the LIBOR rate at 3.71% for $150.0 million of this debt for the period September 8, 2005 through September 8, 2007. Headwaters accounts for the agreements which limit its variable interest rate exposure as cash flow hedges, with their fair market value reflected in the consolidated balance sheet as either other assets or other liabilities. The market value of the hedges can fluctuate significantly over a relatively short period of time. The hedges had a market value at December 31, 2005 of approximately $2.6 million, which, net of $1.0 million of income taxes, represents other comprehensive income. Total comprehensive income was approximately $28.6 million in 2005. Total comprehensive income did not differ from net income in 2004.

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

         Headwaters has included the additional shares of common stock contingently issuable under the notes in its diluted EPS calculations on an if-converted basis.

         Notes Payable to a Bank - In connection with the acquisition of SCP in July 2004, Headwaters assumed SCP's obligations under its notes payable to a bank. The notes require monthly interest and quarterly principal payments and bear interest at variable rates, which as of December 31, 2005, ranged from 4.8% to 7.0%. Because the notes are callable by the bank, Headwaters has included the outstanding balance of $7.8 million in current portion of long-term debt in the consolidated balance sheet. The notes are collateralized by certain assets of SCP and contain financial covenants specific to SCP, including a minimum fixed charge coverage ratio, a leverage ratio requirement, and limitations on capital expenditures. Headwaters is in compliance with all debt covenants as of December 31, 2005.

         Options and Employee Stock Purchases - In 2005, cash proceeds from the exercise of options and employee stock purchases totaled $2.0 million, compared to $1.6 million of proceeds in 2004. Option exercise activity is largely dependent on Headwaters' stock price and is not predictable. To the extent non-qualified stock options are exercised, or there are disqualifying dispositions of shares obtained upon the exercise of incentive stock options, Headwaters receives an income tax deduction generally equal to the income recognized by the optionee. Such amounts, reflected in cash flows from financing activities in the consolidated statements of cash flows, were $2.0 million in 2004 and $1.8 million in 2005. These income tax deductions do not affect income tax expense or the effective income tax rate; rather they are reflected as increases in capital in excess of par value in the consolidated balance sheet.

         Working Capital. In 2005, Headwaters' working capital increased by $12.1 million, to $129.4 million as of December 31, 2005. Headwaters expects operations to produce positive cash flows in future periods. Headwaters expects working capital will be sufficient for operating needs for the next 12 months.

         Long-term Debt. Due to the September 2004 issuance of senior debt and the covenants associated with that debt, as described below, Headwaters currently has limited ability to obtain significant additional amounts of long-term debt. However, as provided for in the senior debt agreements, Headwaters has available $60.0 million under a revolving credit arrangement. Borrowings under the revolving credit arrangement are generally subject to the terms of the first lien loan agreement and bear interest at either LIBOR plus 1.75% to 2.5% (depending on Headwaters' "total leverage ratio," as defined), or the base rate plus 0.75% to 1.5%. Borrowings and reborrowings of any available portion of the $60.0 million revolver can be made at any time through September 2009, when all loans must be repaid and the revolving credit arrangement terminates. The fees for the unused portion of the revolving credit arrangement range from 0.5% to 0.75% (depending on Headwaters' "total leverage ratio," as defined). As of December 31, 2005, Headwaters had $30.0 million of borrowings outstanding under the revolving credit arrangement, all of which was repaid subsequent to December 31, 2005. Because Headwaters' intent was to repay the outstanding borrowings under the revolving credit arrangement within 12 months, this amount is reflected as current in the consolidated balance sheet as of December 31, 2005. The credit agreement also allows for the issuance of letters of credit, provided there is capacity under the revolving credit arrangement. As of December 31, 2005, seven letters of credit totaling $8.2 million were outstanding, with expiration dates ranging from January 2006 to December 2006.

         Headwaters may, in the future, make optional prepayments of the senior debt depending on actual cash flows, Headwaters' current and expected cash requirements and other applicable factors deemed significant by management.

         The credit agreements contain restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset sales and liens, annual capital expenditures in excess of $72.0 million for fiscal 2006 and $75.0 million for fiscal 2007 through 2011, and the payment of dividends, among others. In addition, Headwaters must maintain certain leverage and fixed charge coverage ratios, as those terms are defined in the agreements, as follows: i) a total leverage ratio of 4.5:1.0 or less, declining periodically to 3.5:1.0 in 2010; ii) a maximum ratio of consolidated senior funded indebtedness minus subordinated indebtedness to EBITDA of 3.5:1.0, declining periodically to 2.5:1.0 in 2010; and iii) a minimum ratio of EBITDA plus rent payments for the four preceding fiscal quarters to scheduled payments of principal and interest on all indebtedness for the next four fiscal quarters of 1.10:1.0 through September 30, 2006, and 1.25:1.0 thereafter. Headwaters is in compliance with all debt covenants as of December 31, 2005.

         As described above, Headwaters has approximately $477.1 million of variable-rate long-term debt outstanding as of December 31, 2005, consisting of $469.3 million of senior debt and $7.8 million of notes payable to a bank. Considering all outstanding balances of variable-rate debt (reduced by the $150.0 million of senior debt that effectively has a fixed interest rate until September 8, 2007), required principal repayments, plus the January 2006 payments of $54.0 million on the senior debt, a change in the interest rate of 1% would change Headwaters' interest expense by approximately $2.7 million during the 12 months ending December 31, 2006.

         Income Taxes. As discussed previously, cash payments for income taxes are reduced for tax deductions resulting from disqualifying dispositions of incentive stock options and from the exercise of non-qualified stock options, which reduction totaled $1.8 million in 2005. Headwaters' cash requirements for income taxes are expected to generally approximate the income tax provision. There is some lag in paying estimated taxes during a fiscal year due to the seasonality of operations and because estimated income tax payments are typically based on annualizing the fiscal year's income based on year-to-date results. There is also some lag in realizing the cash benefits from the utilization of tax credits due to the interaction of Headwaters' September 30 fiscal year end and the different fiscal year ends of the entities through which Headwaters receives the tax credits.

         Headwaters' effective income tax rate for 2005 was approximately 26%, the estimated effective tax rate for the fiscal year ending September 30, 2006. This compares to an effective tax rate of approximately 37% for 2004. The reduction in the effective tax rate for 2005 is primarily due to increased
Section 45K tax credits related to Headwaters' 19% interest in an entity that owns and operates a coal-based solid alternative fuel production facility (see
Note 10 to the consolidated financial statements), plus two other smaller alternative fuel facilities that Headwaters owns and operates. The alternative fuel produced at these three facilities through December 2007 qualifies for tax credits pursuant to Section 45K of the Internal Revenue Code. The continued availability of these tax credits is subject to the uncertainties of phase-out, IRS audit and other risks associated with Section 45K tax credits. Excluding the effect of the tax credits, Headwaters' effective tax rate in 2005 would have been approximately 39%.

         Summary of Future Cash Requirements. Significant future cash uses, in addition to operational working capital requirements, including income tax payments, are currently expected to consist primarily of capital expenditures and debt service payments on outstanding long-term debt.

Legal or Contractual Matters

         Headwaters has ongoing litigation and asserted claims which have been incurred during the normal course of business, including the specific matters discussed in Note 10 to the consolidated financial statements. Headwaters intends to vigorously defend or resolve these matters by settlement, as appropriate. Management does not currently believe that the outcome of these matters will have a material adverse effect on Headwaters' operations, cash flows or financial position.

         Costs paid to outside legal counsel for litigation have historically comprised a majority of Headwaters' litigation-related costs. In 2005, Headwaters incurred approximately $1.0 million of expense for legal matters, including costs for outside legal counsel. Headwaters currently believes the range of potential loss for all unresolved matters, excluding costs for outside counsel, is from $4.0 million up to the amounts sought by claimants and has recorded a total liability as of December 31, 2005 of $4.0 million. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Our outside counsel currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability to Headwaters. It is not possible to estimate what litigation-related costs will be in future periods.

         The matters discussed in Note 10 to the consolidated financial statements raise difficult and complex legal and factual issues, and the resolution of these issues is subject to many uncertainties, including the facts and circumstances of each case, the jurisdiction in which each case is brought, and the future decisions of juries, judges, and arbitrators. Therefore, although management believes that the claims asserted against Headwaters in the named cases lack merit, there is a possibility of material losses in excess of the amounts accrued if one or more of the cases were to be determined adversely against Headwaters for a substantial amount of the damages asserted. Therefore, it is possible that a change in the estimates of probable liability could occur, and the changes could be material. Additionally, as with any litigation, these proceedings require that Headwaters incur substantial costs, including attorneys' fees, managerial time, and other personnel resources and costs in pursuing resolution.

         As described in detail in Note 12 to the consolidated financial statements in the Form 10-K, during fiscal 2005 the Compensation Committee of Headwaters' Board of Directors (the "Committee") authorized the grant of several stock incentive awards. At that time, the Committee also authorized the grant of performance unit awards, to be settled in cash, based on performance criteria tied to the economic value created or preserved by one of Headwaters' business units after December 2007. The grants of these performance units were made in November 2005 and could result in the payment to employees of a maximum amount of approximately $3.6 million if all performance criteria are met.

Section 45K Matters

         A material amount of Headwaters' consolidated revenues and net income is derived from Headwaters Energy Services' license fees and sales of chemical reagents, both of which depend on the ability of licensees and other customers to manufacture and sell qualified synthetic fuels that generate tax credits under Section 45K [formerly Section 29] of the Internal Revenue Code. Headwaters also claims Section 45K tax credits based upon synthetic fuel sales from facilities in which Headwaters owns an interest. From time to time, issues arise as to the availability of tax credits and the potential phase-out of credits with the rising price of oil, including the items discussed below.

         Phase-Out. Section 45K tax credits are subject to phase-out after the average annual wellhead domestic oil price ("reference price") reaches a beginning phase-out threshold price, and are eliminated entirely if the reference price reaches the full phase-out price. Historically, the reference price has trended somewhat lower than published market prices for oil. For calendar 2004, the reference price was $36.75 per barrel and the phase-out range began at $51.35 and would have fully phased out tax credits at $64.47 per barrel. For calendar 2005, Headwaters estimates that the average reference price will be approximately $50.50 per barrel, and an estimate of the phase-out range

(computed by increasing the 2004 inflation adjustment factor by 2%) begins at $52.38 and completes phase-out at $65.76 per barrel. Therefore, Headwaters does not anticipate any phase-out of tax credits for calendar 2005. For calendar 2006, Headwaters estimates that the phase-out range (again, computed with a 2% inflation adjustment) begins at $53.43 and completes phase-out at $67.07 per barrel. Congress is considering legislation to change Section 45K phase-out calculations to a prospective rather than retrospective application of the reference price. As of the date hereof, it is too early to estimate a reference price for calendar 2006. However, Headwaters estimates that if January 2006 average oil prices are maintained for all of 2006, and absent a change to a prospective application of the reference price, partial phase-out could result.

         In an environment of high oil prices, the risk of phase-out increases. Headwaters' customers and licensees will make their own assessments of phase-out risk. If customers and licensees perceive a potential negative impact from phase-out, they may reduce or stop synthetic fuel production or require Headwaters to share in the costs associated with phase-out. Headwaters must make similar assessments with respect to the continued operation of its own synthetic fuel production facilities. One of Headwaters' licensees has decided to stop production of synthetic fuel at least temporarily. These events may materially adversely affect both the amounts and timing of recognition of Headwaters' future revenue and net income.

         Legislation. Under current law, Section 45K tax credits for synthetic fuel produced from coal expire on December 31, 2007. In addition, there have been initiatives from time to time to consider the early repeal or modification of Section 45K. If Section 45K expires at the end of 2007 or if it is repealed or adversely modified, synthetic fuel facilities would probably either close or substantially curtail production. At this time, given current prices of coal and costs of synthetic fuel production, Headwaters does not believe that production of synthetic fuel will be profitable absent the tax credits. In addition, if Headwaters' licensees close their facilities or materially reduce production activities (whether after 2007, or upon earlier repeal or adverse modification of Section 45K, or for any other reason), it would have a material adverse effect on the revenues and net income of Headwaters.

         IRS Audits. Licensees are subject to audit by the IRS. The IRS may challenge whether Headwaters Energy Services' licensees satisfy the requirements of Section 45K, or applicable Private Letter Rulings, including placed-in-service requirements, or may attempt to disallow Section 45K tax credits for some other reason. The IRS has initiated audits of certain licensee-taxpayers who claimed Section 45K tax credits and will continue the audit process in the future. In addition, the IRS may audit Headwaters concerning tax credits claimed for synthetic fuel sold from the facilities in which it owns an interest. The inability of a licensee to claim Section 45K tax credits would reduce Headwaters' future income from the licensee.

         Senate Permanent Subcommittee on Investigations. On October 29, 2003, the Permanent Subcommittee on Investigations of the Government Affairs Committee of the United States Senate issued a notification of pending investigations. The notification listed the synthetic fuel tax credit as a new item. In March 2005, the Subcommittee described its investigation as follows: "The Subcommittee is continuing its investigation [of] tax credits claimed under Section 29 [now
Section 45K] of the Internal Revenue Code for the sale of coal-based synthetic fuels. This investigation is examining the utilization of these tax credits, the nature of the technologies and fuels created, the use of these fuels, and others [sic] aspects of Section 29. The investigation will also address the IRS' administration of Section 29 tax credits." The Subcommittee conducted numerous interviews and received large volumes of data between December 2003 and March 2004. Since that time, to Headwaters' knowledge, there has been little activity regarding the investigation. Headwaters cannot make any assurances as to the timing or ultimate outcome of the Subcommittee investigation, nor can Headwaters predict whether Congress or others may conduct investigations of Section 45K tax credits in the future. The Subcommittee investigation may have a material adverse effect on the willingness of current owners to operate their facilities, and may materially adversely affect Headwaters' revenues and net income.

Recent Accounting Pronouncements

         Headwaters has reviewed recently issued accounting standards which have not yet been adopted in order to determine their potential effect, if any, on the results of operations or financial position of Headwaters. Based on that review, Headwaters does not currently believe that any of these recent accounting pronouncements will have a significant effect on its current or future financial position, results of operations, cash flows or disclosures.

Risks Factors

         Risks relating to Headwaters' business and common stock are described in detail in Item 7 of the Form 10-K. The following information supplements the information described therein as it relates to Section 45K phase-out.

         Section 45K [formerly Section 29] of the Internal Revenue Code ("Section 45K") tax credits are subject to phase-out if the unregulated average annual oil price reaches the IRS established phase-out range.

         Tax credits claimed by an alternative fuel facility operator are reduced prior to their scheduled expiration on December 31, 2007 if the "reference price" of oil exceeds the lower end of a phase-out range and are eliminated entirely if the reference price exceeds the higher end of that range, with the beginning and end of the range being adjusted annually for inflation. In April of each year, the Internal Revenue Service ("IRS") announces the reference price and the phase-out range of oil prices for the prior calendar year. For example, in April 2005, the IRS announced that the reference price for calendar 2004 was $36.75 per barrel and that the phase-out range for 2004 began at $51.35 per barrel and ended with a $0 tax credit at $64.47 per barrel. Because the calendar year 2004 reference price did not fall within the range, there was not a phase-out of the credit for qualified fuel sold in 2004. For calendar 2005, Headwaters estimates that the reference price will be approximately $50.50 per barrel, and an estimate of the phase-out range (computed by increasing the 2004 inflation adjustment factor by 2%) begins at $52.38 and completes phase-out at $65.76 per barrel. Therefore, Headwaters does not anticipate that there will be any phase-out of Section 45K tax credits for calendar 2005. However, it is not possible to predict whether oil prices for calendar 2006 might result in a tax credit phase-out in calendar 2006. For calendar 2006, Headwaters estimates that the phase-out range (again, computed with a 2% inflation adjustment) begins at $53.43 and completes phase-out at $67.07 per barrel. Congress is considering legislation to change Section 45K phase-out calculations to a prospective rather than retrospective application of the reference price. As of the date hereof, it is too early to estimate a reference price for calendar 2006. However, Headwaters estimates that if January 2006 average oil prices are maintained for all of 2006, and absent a change to a prospective application of the reference price, partial phase-out could result. If the Section 45K tax credits are phased out in whole or in material part, the amounts and timing of recognition of Headwaters Energy Services' future revenue and profitability will be severely affected.

         The reference price of oil and the inflation adjustment factor are determined annually (and released in the first week of April for the previous year), while the predetermined oil price range is fixed, but adjusted annually for inflation. The reference price of oil is defined as the U.S. Energy Information Agency's estimate of the annual average wellhead price per barrel for all domestic crude oil not subject to regulation by the United States. Tax credits are usually claimed by corporations according to the tax year in which the alternative fuel is actually produced and sold, which may be different than the calendar year. The government updates phase-out criteria each April for alternative fuel produced during the previous calendar year. The price of oil has impacted the decisions of facility owners concerning alternative fuel production beginning with the first quarter of calendar year 2006.

         During calendar 2005, uncertainties surrounding crude oil production from foreign sources, growing concerns of remaining world oil reserves, and weather, among other things, have resulted in annual average oil prices that approach the lower threshold of the phase-out range. Headwaters and its licensees and customers continue to closely watch oil price trends and will consider whether or not to operate their facilities in calendar 2006 depending upon their view of future oil prices. Some facility owners have attempted to protect their positions by purchasing oil futures hedges and requiring that Headwaters share the cost of such hedges, while others have considered these actions too risky and expensive, and may elect to simply curtail or eliminate production should high oil prices indicate phase-out likelihood. Headwaters must also make assessments with respect to the continued operation of its own synthetic fuel production facilities. One of Headwaters' licensees has decided to stop production of synthetic fuel at least temporarily. Decisions by Headwaters to stop operation of its own synthetic fuel production facilities will increase Headwaters' tax rate for the year in which production is curtailed. Decisions by Headwaters or its licensees or customers to curtail or eliminate production will severely affect our profitability, including the timing of recognition of revenue.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Headwaters is exposed to financial market risks, primarily related to changes in interest rates. Headwaters does not use derivative financial instruments for speculative or trading purposes, but has entered into hedge transactions to limit its variable interest rate exposure, as explained below.

         As described in more detail in Note 6 to the consolidated financial statements, Headwaters has approximately $477.1 million of variable-rate long-term debt outstanding as of December 31, 2005, consisting of $469.3 million of senior debt and $7.8 million of notes payable to a bank. There was approximately $481.4 million of variable-rate long-term debt outstanding as of September 30, 2005.

         The $469.3 million of borrowings under the senior debt agreement consisted of a first lien term loan in the amount of $439.3 million and outstanding borrowings under the revolving credit arrangement of $30.0 million. The first lien term loan bears interest, at Headwaters' option, at either i) the London Interbank Offered Rate ("LIBOR") plus 2.0%, 2.25%, or 2.5%, depending on the credit ratings that have been most recently announced for the loans by

Standard & Poors Ratings Services ("S&P") and Moody's Investors Service, Inc. ("Moody's"); or ii) the "base rate" plus 1.0%, 1.25%, or 1.5%, again depending on the credit ratings announced by S&P and Moody's. Base rate is defined as the higher of the rate announced by Morgan Stanley Senior Funding and the overnight rate charged by the Federal Reserve Bank of New York plus 0.5%. The weighted-average interest rate on the first lien debt was approximately 6.3% at December 31, 2005, after giving consideration to the effect of the interest rate hedge on $150.0 million of this debt, as described below. Headwaters can lock in new LIBOR rates for the first lien loan for one, two, three or six months. The most recent rate change occurred in January 2006. Outstanding borrowings under the revolving credit arrangement bear interest at either LIBOR plus 1.75% to 2.5% (depending on Headwaters' "total leverage ratio," as defined), or the base rate plus 0.75% to 1.5%.

         As required by the senior secured credit facility, Headwaters entered into certain other agreements to limit its variable interest rate exposure. The first set of agreements expired on their terms prior to September 30, 2005. The second set of agreements effectively fixes the LIBOR rate at 3.71% for $150.0 million of this debt for the period September 8, 2005 through September 8, 2007. Headwaters accounts for the agreements which limit its variable interest rate exposure as cash flow hedges, and accordingly, the fair market value of the hedges is reflected in the consolidated balance sheet as either other assets or other liabilities. The market value of the hedges can fluctuate significantly over a relatively short period of time. The hedges had a market value at December 31, 2005 of approximately $2.6 million, which, net of $1.0 million of income taxes, represents other comprehensive income. Total comprehensive income was approximately $28.6 million in 2005. Total comprehensive income did not differ from net income in 2004.

         In connection with the acquisition of SCP in July 2004, Headwaters assumed SCP's obligations under its notes payable to a bank. The notes require monthly interest and quarterly principal payments and bear interest at variable rates, which as of December 31, 2005, ranged from 4.8% to 7.0%.

         Considering all outstanding balances of variable-rate debt (reduced by the $150.0 million of senior debt that effectively has a fixed interest rate until September 8, 2007), required principal repayments, plus the January 2006 payments of $54.0 million on the senior debt, a change in the interest rate of 1% would change Headwaters' interest expense by approximately $2.7 million during the 12 months ending December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

         Disclosure Controls and Procedures - Headwaters maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Headwaters in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Headwaters in the reports that it files or submits under the Exchange Act is accumulated and communicated to Headwaters' management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), to allow timely decisions regarding required disclosure.

         Headwaters' management evaluated, with the participation of Headwaters' CEO and CFO, the effectiveness of its disclosure controls and procedures as of December 31, 2005, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Headwaters' management, including the CEO and CFO, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Based on their review and evaluation, and subject to the inherent limitations described above, Headwaters' CEO and CFO have concluded that Headwaters' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2005.

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

         There has been no change in Headwaters' internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, Headwaters' internal control over financial reporting.

         .

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

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS

         The following exhibits are included herein:

                  12 Computation of ratio of earnings to combined fixed * charges and preferred stock dividends
                  31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief * Executive Officer
                  31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief * Financial Officer
                  32     Section 1350 Certifications of Chief Executive       *
                         Officer and Chief Financial Officer
                  -----------------------
                  *      Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HEADWATERS INCORPORATED

Date:  February 3, 2006            By: /s/ Kirk A. Benson
                                      ------------------------------------------
                                      Kirk A. Benson, Chief Executive Officer
                                      (Principal Executive Officer)

Date:  February 3, 2006            By: /s/ Scott K. Sorensen
                                      ------------------------------------------
                                      Scott K. Sorensen, Chief Financial Officer
                                      (Principal Financial Officer)