Form 10-Q
period 2006-03-31
HEADWATERS INC
filed 2006-05-08
CIK 1003344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       or

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

         The number of shares outstanding of the Registrant's common stock as of April 28, 2006 was 42,277,578.

                             HEADWATERS INCORPORATED

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                             No.
  ITEM 1. FINANCIAL STATEMENTS (Unaudited):
          Condensed Consolidated Balance Sheets - As of September 30, 2005
            and March 31, 2006 ................................................3
          Condensed Consolidated Statements of Income - For the three and six months ended March 31, 2005 and 2006 ..........................4
          Condensed Consolidated Statement of Changes in Stockholders'
            Equity - For the six months ended March 31, 2006...................5
          Condensed Consolidated Statements of Cash Flows - For the six
            months ended March 31, 2005 and 2006...............................6
          Notes to Condensed Consolidated Financial Statements ................7
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.........................................21
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........33
  ITEM 4. CONTROLS AND PROCEDURES.............................................34

PART II - OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS ..................................................34
  ITEM 1A.RISK FACTORS .......................................................34
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ........35
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES ....................................35
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................35
  ITEM 5. OTHER INFORMATION...................................................36
  ITEM 6. EXHIBITS ...........................................................36

SIGNATURES....................................................................37


Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Actual results may vary materially from such expectations. Words such as "expects," "anticipates," "targets," "goals," "projects," "believes," "seeks," "estimates," or variations of such words and similar expressions, are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking. For a discussion of the factors that could cause actual results to differ from expectations, please see the risk factors described in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2005 and in Item 1A of this report. There can be no assurance that our results of operations will not be adversely affected by such factors. Unless legally required, we undertake no obligation to revise or update any forward-looking statements for any reason. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

ITEM 1. FINANCIAL STATEMENTS


                                                  HEADWATERS INCORPORATED

                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                        (Unaudited)

                                                                                             September 30,         March 31,
(in thousands, except per-share data)                                                                 2005              2006
------------------------------------------------------------------------------------------ ---------------   ---------------
ASSETS

Current assets:
     Cash and cash equivalents                                                             $        13,666   $        56,775
     Trade receivables, net                                                                        174,127           127,494
     Other receivable                                                                               70,000                --
     Inventories                                                                                    60,519            68,202
     Current and deferred income taxes                                                              28,577            20,425
     Other                                                                                           8,185            10,742
                                                                                           ---------------   ---------------
            Total current assets                                                                   355,074           283,638
                                                                                           ---------------   ---------------

Property, plant and equipment, net                                                                 190,450           198,904
                                                                                           ---------------   ---------------

Other assets:
     Intangible assets, net                                                                        276,248           261,685
     Goodwill                                                                                      811,545           826,258
     Debt issue costs and other assets                                                              38,339            45,616
                                                                                           ---------------   ---------------
            Total other assets                                                                   1,126,132         1,133,559
                                                                                           ---------------   ---------------

            Total assets                                                                   $     1,671,656   $    $1,616,101
                                                                                           ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                      $        43,957   $        32,009
     Accrued personnel costs                                                                        33,584            26,758
     Accrued income taxes                                                                           14,941                --
     Other accrued liabilities                                                                      66,191            67,401
     Deferred license fee revenue                                                                   26,858            22,925
     Current portion of long-term debt                                                              52,207             7,682
                                                                                           ---------------   ---------------
            Total current liabilities                                                              237,738           156,775
                                                                                           ---------------   ---------------

Long-term liabilities:
     Long-term debt                                                                                601,811           587,842
     Deferred income taxes                                                                         108,449           106,577
     Other                                                                                          37,345            24,192
                                                                                           ---------------   ---------------
            Total long-term liabilities                                                            747,605           718,611
                                                                                           ---------------   ---------------
            Total liabilities                                                                      985,343           875,386
                                                                                           ---------------   ---------------

Commitments and contingencies

Stockholders' equity:
     Common stock, $0.001 par value; authorized 100,000 shares; issued and outstanding: 41,842 shares at September 30, 2005 (including 347 shares held in treasury) and 42,212 shares at March 31, 2006 (including 300
       shares held in treasury)                                                                         42                42
     Capital in excess of par value                                                                489,602           496,569
     Retained earnings                                                                             197,808           244,504
     Treasury stock and other                                                                       (1,139)             (400)
                                                                                           ---------------   ---------------
            Total stockholders' equity                                                             686,313           740,715
                                                                                           ---------------   ---------------

            Total liabilities and stockholders' equity                                     $     1,671,656   $     1,616,101
                                                                                           ===============   ===============



                                                     See accompanying notes.

                                                     HEADWATERS INCORPORATED

                                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                           (Unaudited)


                                                             Three Months Ended March 31,        Six Months Ended March 31,
                                                          ------------------------------------ --------------------------------
(in thousands, except per-share data)                                 2005               2006            2005             2006
--------------------------------------------------------- ----------------- ------------------ --------------- ----------------
Revenue:                                                     (as restated)                      (as restated)
     Construction materials                                   $    109,157       $    131,709    $    222,885     $    261,678
     Coal combustion products                                       48,467             58,491         101,519          123,656
     Alternative energy                                             64,768             79,483         116,404          164,897
                                                          ----------------- ------------------ --------------- ----------------
          Total revenue                                            222,392            269,683         440,808          550,231
                                                          ----------------- ------------------ --------------- ----------------

Operating costs and expenses:
     Construction materials                                         73,817             91,231         150,420          180,936
     Coal combustion products                                       38,393             46,347          79,446           95,309
     Alternative energy                                             28,590             52,590          53,245          100,247
     Amortization                                                    6,098              6,105          12,196           12,141
     Research and development                                        2,967              3,355           5,351            6,319
     Selling, general and administrative                            36,663             32,313          68,986           67,272
                                                          ----------------- ------------------ --------------- ----------------
        Total operating costs and expenses                         186,528            231,941         369,644          462,224
                                                          ----------------- ------------------ --------------- ----------------

Operating income                                                    35,864             37,742          71,164           88,007
                                                          ----------------- ------------------ --------------- ----------------

Other income (expense):
     Net interest expense                                          (18,798)            (8,709)        (34,603)         (17,660)
     Other, net                                                     (3,222)            (2,432)         (5,140)          (5,501)
                                                          ----------------- ------------------ --------------- ----------------
          Total other income (expense), net                        (22,020)           (11,141)        (39,743)         (23,161)
                                                          ----------------- ------------------ --------------- ----------------

Income before income taxes                                          13,844             26,601          31,421           64,846

Income tax provision                                                (3,870)            (8,200)        (10,310)         (18,150)
                                                          ----------------- ------------------ --------------- ----------------

Net income                                                    $      9,974       $     18,401    $     21,111     $     46,696
                                                          ================= ================== =============== ================

Basic earnings per share                                      $       0.28       $       0.44    $       0.61     $       1.12
                                                          ================= ================== =============== ================

Diluted earnings per share                                    $       0.26       $       0.40    $       0.55     $       1.00
                                                          ================= ================== =============== ================



                                                     See accompanying notes.

                                                             HEADWATERS INCORPORATED

                                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                                                    For the Six Months Ended March 31, 2006



                                           Common stock         Capital in                                                Total
                                        --------------------      excess       Retained   Treasury stock,              stockholders'
(in thousands)                           Shares      Amount    of par value    earnings        at cost       Other        equity
--------------------------------------- --------- ---------- -------------- ------------ ------------------ --------- --------------
Balances as of September 30, 2005         41,842        $42       $489,602     $197,808        $(2,419)      $1,280       $686,313

Exercise of stock options and stock
  appreciation rights                        368         --          4,946                                                   4,946


Tax benefit from exercise of stock
  options and stock appreciation
  rights, net of reversals pertaining
  to prior periods                                                  (2,920)                                                 (2,920)

47 shares of treasury stock
  transferred to employee
  stock purchase plan, at cost                                       1,316                         129                       1,445

Issuance of restricted stock, net
  of cancellations                             2         --             --                                                      --

Stock-based compensation                                             3,625                                                   3,625

Other comprehensive income -
  unrealized gain on cash flow
  hedges, net of taxes                                                                                          610            610

Net income for the six months ended
  March 31, 2006                                                                 46,696                                     46,696
                                        --------- ---------- -------------- ------------ ------------------ --------- --------------
Balances as of March 31, 2006             42,212        $42       $496,569     $244,504        $(2,290)      $1,890       $740,715
                                        ========= ========== ============== ============ ================== ========= ==============


                                                             See accompanying notes.

                                                     HEADWATERS INCORPORATED

                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)



                                                                                                  Six Months Ended March 31,
                                                                                               ------------------------------
     (in thousands)                                                                                      2005            2006
---------------------------------------------------------------------------------------------- --------------  --------------
                                                                                                (as restated)
Cash flows from operating activities:
Net income                                                                                     $       21,111  $       46,696
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                                        27,683          30,780
  Non-cash stock-based compensation expense                                                             5,246           3,625
  Non-cash interest expense related to amortization of debt issue costs                                 6,741           1,627
  Amortization of non-refundable license fees                                                            (589)        (11,034)
  Deferred income taxes                                                                                (4,945)          6,512
  Net loss (gain) on disposition of property, plant and equipment                                          97             (77)
  Decrease in trade receivables                                                                         6,999          47,296
  Increase in inventories                                                                             (12,717)         (8,098)
  Decrease in accounts payable and accrued liabilities                                                (13,437)        (47,347)
  Other changes in operating assets and liabilities, net                                                5,971          65,254
                                                                                               --------------  --------------
Net cash provided by operating activities                                                              42,160         135,234
                                                                                               --------------  --------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                                           (23,509)        (24,604)
  Payments for acquisitions, net of cash acquired                                                          --          (4,613)
  Investments in joint ventures and net increase in other assets                                       (4,289)         (8,672)
  Proceeds from disposition of property, plant and equipment                                              182             787
                                                                                               --------------  --------------
Net cash used in investing activities                                                                 (27,616)        (37,102)
                                                                                               --------------  --------------

Cash flows from financing activities:
  Net proceeds from issuance of long-term debt                                                         14,953              --
  Payments on long-term debt                                                                         (253,852)        (58,494)
  Net proceeds from issuance of common stock                                                          199,261              --
  Proceeds from exercise of stock options                                                               4,120           4,946
  Income tax benefit from exercise of stock options and stock appreciation
    rights (net of reversals pertaining to prior periods)                                               5,295          (2,920)
  Employee stock purchases                                                                                771           1,445
                                                                                               --------------  --------------
Net cash used in financing activities                                                                 (29,452)        (55,023)
                                                                                               --------------  --------------

Net increase (decrease) in cash and cash equivalents                                                  (14,908)         43,109

Cash and cash equivalents, beginning of period                                                         20,851          13,666
                                                                                               --------------  --------------

Cash and cash equivalents, end of period                                                       $        5,943  $       56,775
                                                                                               ==============  ==============


Supplemental schedule of non-cash investing and financing activities:
  Purchase of variable interest in solid alternative fuel facility in
    exchange for commitment to make future payments                                            $        7,500  $           --
  Increase in accrued liabilities for earn-out and other acquisition-related
    commitments                                                                                            --          11,000


                                                     See accompanying notes.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


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

     Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist of normal recurring adjustments. As described in more detail in
     Note 3, during the quarter ended June 30, 2005 Headwaters early adopted the fair value method of accounting for stock-based compensation required by SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), effective as of October 1, 2004, the beginning of Headwaters' 2005 fiscal year. Accordingly, Headwaters restated its statements of income for the three and six months ended March 31, 2005 for the effects of applying SFAS No. 123R.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


     statements and notes thereto included in Headwaters' Annual Report on Form 10-K for the year ended September 30, 2005 ("Form 10-K") and in Headwaters' Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

     Headwaters' fiscal year ends on September 30. Unless otherwise noted, future references to 2005 refer to Headwaters' fiscal quarter and/or six-month period ended March 31, 2005, and references to 2006 refer to Headwaters' fiscal quarter and/or six-month period ended March 31, 2006. The consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the seasonality of the operations of the construction materials and CCP segments and other factors, Headwaters' consolidated results of operations for 2006 are not indicative of the results to be expected for the full fiscal 2006 year.

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

                                                                   Three Months Ended March 31, 2005
                                                  ---------------------------------------------------------------------
                                                  Construction                 Alternative
       (in thousands)                               Materials       CCPs         Energy      Corporate       Totals
       ------------------------------------------ -------------- ------------ ------------- ------------- -------------
       Segment revenue                               $  109,157     $ 48,467      $ 64,768      $     --   $  222,392
                                                  ============== ============ ============= ============= =============

       Depreciation and amortization                 $   (9,339)    $ (3,151)     $ (1,528)     $    (78)  $  (14,096)
                                                  ============== ============ ============= ============= =============

       Operating income (loss)                       $   12,122     $  3,588      $ 29,825      $ (9,671)  $   35,864
                                                  ============== ============ ============= =============
            Net interest expense                                                                              (18,798)
            Other income (expense), net                                                                        (3,222)
            Income tax provision                                                                               (3,870)
                                                                                                          -------------
       Net income                                                                                          $    9,974
                                                                                                          =============

       Capital expenditures                          $    8,971     $  2,025      $    521      $     92   $   11,609
                                                  ============== ============ ============= ============= =============

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

                                                                    Three Months Ended March 31, 2006
                                                  ---------------------------------------------------------------------
                                                  Construction                 Alternative
       (in thousands)                               Materials       CCPs         Energy      Corporate       Totals
       ------------------------------------------ -------------- ------------ ------------- ------------- -------------
       Segment revenue                               $  131,709     $ 58,491      $ 79,483      $     --   $  269,683
                                                  ============== ============ ============= ============= =============

       Depreciation and amortization                 $  (10,795)    $ (3,162)     $ (1,763)     $    (97)  $  (15,817)
                                                  ============== ============ ============= ============= =============

       Operating income (loss)                       $   13,309     $  5,320      $ 20,315      $ (1,202)  $   37,742
                                                  ============== ============ ============= =============
            Net interest expense                                                                               (8,709)
            Other income (expense), net                                                                        (2,432)
            Income tax provision                                                                               (8,200)
                                                                                                          -------------
       Net income                                                                                          $   18,401
                                                                                                          =============

       Capital expenditures                          $    6,856     $  2,634      $  1,774      $     62   $   11,326
                                                  ============== ============ ============= ============= =============

                                                                    Six Months Ended March 31, 2005
                                                  ---------------------------------------------------------------------
                                                  Construction                 Alternative
       (in thousands)                               Materials       CCPs         Energy      Corporate       Totals
       ------------------------------------------ -------------- ------------ ------------- ------------- -------------
       Segment revenue                               $  222,885     $101,519      $116,404      $     --   $  440,808
                                                  ============== ============ ============= ============= =============

       Depreciation and amortization                 $  (18,745)    $ (6,295)     $ (2,492)     $   (151)  $  (27,683)
                                                  ============== ============ ============= ============= =============

       Operating income (loss)                       $   26,674     $  8,792      $ 50,914      $(15,216)  $   71,164
                                                  ============== ============ ============= =============
            Net interest expense                                                                              (34,603)
            Other income (expense), net                                                                        (5,140)
            Income tax provision                                                                              (10,310)
                                                                                                          -------------
       Net income                                                                                          $   21,111
                                                                                                          =============

       Capital expenditures                          $   18,989     $  3,399      $    931      $    190   $   23,509
                                                  ============== ============ ============= ============= =============

       Segment Assets as of March 31, 2005           $1,106,743     $308,359      $ 63,274      $ 54,018   $1,532,394
                                                  ============== ============ ============= ============= =============

                                                                    Six Months Ended March 31, 2006
                                                  ---------------------------------------------------------------------
                                                  Construction                 Alternative
       (in thousands)                               Materials       CCPs         Energy      Corporate       Totals
       ------------------------------------------ -------------- ------------ ------------- ------------- -------------
       Segment revenue                               $  261,678     $123,656      $164,897      $     --   $  550,231
                                                  ============== ============ ============= ============= =============

       Depreciation and amortization                 $  (20,729)    $ (6,326)     $ (3,537)     $   (188)  $  (30,780)
                                                  ============== ============ ============= ============= =============

       Operating income (loss)                       $   28,258     $ 14,741      $ 53,095      $ (8,087)  $   88,007
                                                  ============== ============ ============= =============

            Net interest expense                                                                              (17,660)
            Other income (expense), net                                                                        (5,501)
            Income tax provision                                                                              (18,150)
                                                                                                          -------------
       Net income                                                                                          $   46,696
                                                                                                          =============

       Capital expenditures                          $   15,577     $  4,757      $  3,825      $    445   $   24,604
                                                  ============== ============ ============= ============= =============

       Segment Assets as of March 31, 2006           $1,143,684     $302,925      $ 70,815      $ 98,677   $1,616,101
                                                  ============== ============ ============= ============= =============

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

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


     describing the terms of any additional securities to be issued is required to be filed before any future offering would commence under the registration statement.

     Stock Option Grants - In accordance with Headwaters' practice of granting options to directors that vest at the rate of 12,000 per year, during the quarter ended March 31, 2006, the Compensation Committee of Headwaters' Board of Directors granted options for the purchase of a total of 108,000 shares of common stock to three directors. These options have an exercise price of $32.80 per share and vest over a three-year period.

     Stock-Based Compensation - During the quarter ended June 30, 2005, Headwaters adopted SFAS No. 123R effective as of October 1, 2004, the beginning of Headwaters' 2005 fiscal year (using the "modified retrospective" method, with restatement limited to interim periods in the year of adoption, as permitted by SFAS No. 123R). Accordingly, Headwaters adjusted the amounts previously reported in its consolidated statements of income for the three and six months ended March 31, 2005. The application of SFAS No. 123R for 2005 had the effect of reducing net income for the three and six months ended March 31, 2005 by approximately $2.0 million ($0.05 basic earnings per share and $0.04 diluted earnings per share) and $3.9 million ($0.11 basic earnings per share and $0.10 diluted earnings per share), respectively, the same amounts as reported in the pro forma SFAS No. 123 footnote disclosure in Headwaters' March 31, 2005 Form 10-Q.

     Retroactive to October 1, 2004, Headwaters also reclassified certain stock-based compensation expense to conform to the current period presentation so that stock-based compensation expense is reported within the same operating expense line items as used for cash compensation expense. The tax benefits resulting from exercise of stock options and SARs are reflected in the consolidated statements of changes in stockholders' equity and cash flows. The adoption of SFAS No. 123R required reclassification of the tax benefits from exercise of stock-based awards as a cash flow from financing activities instead of a cash flow from operating activities, the required classification under prior accounting rules. Finally, SFAS No. 123R mandated certain changes in the calculation of diluted Earnings per Share ("EPS"), as explained in Note 13 to the consolidated financial statements in the Form 10-K.

     Total stock-based compensation expense was approximately $2.7 million and $1.8 million for the three months ended March 31, 2005 and 2006, respectively, and $5.2 million and $3.6 million for the six months ended March 31, 2005 and 2006, respectively. As of March 31, 2006, there is approximately $12.0 million of total compensation cost related to nonvested awards not yet recognized, which will be recognized in future periods over applicable vesting terms.

4.   Inventories

     Inventories consisted of the following at:

            (in thousands)              September 30, 2005      March 31, 2006
            -------------------------- -------------------- -------------------

            Raw materials                          $12,604             $11,145
            Finished goods                          47,915              57,057
                                       -------------------- -------------------
                                                   $60,519             $68,202
                                       ==================== ===================

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


5.   Intangible Assets

     Intangible Assets - Headwaters has no identified intangible assets that are not being amortized. The following table summarizes the gross carrying amounts and the related accumulated amortization of all amortizable intangible assets as of:

                                                           September 30, 2005                 March 31, 2006
                                                     -------------------------------- --------------------------------
                                                         Gross                            Gross
                                        Estimated       Carrying       Accumulated       Carrying       Accumulated
       (in thousands)                 useful lives       Amount       Amortization        Amount       Amortization
       ------------------------------ -------------- --------------- ---------------- --------------- ----------------
       CCP contracts                  8 - 20 years       $117,690        $18,256          $117,690        $21,621
       Customer relationships       7 1/2 - 15 years       68,331          5,395            68,331          7,873
       Trade names                    5 - 20 years         63,657          3,642            63,657          5,330
       Patents and patented
            technologies             7 1/2 - 16 years      55,359          8,060            52,937         10,513
       Non-competition agreements     2 - 3 1/2 years      10,422          4,939            10,422          6,974
       Other                          9 - 10 years          2,336          1,255             2,336          1,377
                                                     --------------- ---------------- --------------- ----------------
                                                         $317,795        $41,547          $315,373        $53,688
                                                     =============== ================ =============== ================

     Total amortization expense related to intangible assets was approximately $6.1 million for both the three months ended March 31, 2005 and 2006, and $12.2 million and $12.1 million for the six months ended March 31, 2005 and 2006, respectively. Total estimated annual amortization expense is as follows for the fiscal years presented.

                    Year ending September 30,        (in thousands)
                    -------------------------        --------------
                                2006                     $24,140
                                2007                      21,868
                                2008                      20,320
                                2009                      20,107
                                2010                      19,774
                                2011                      19,594

6.   Long-term Debt

     Long-term debt consisted of the following at:

                                                   September 30,       March 31,
         (in thousands)                                     2005            2006
         ---------------------------------------- --------------  --------------

         Senior secured debt                        $    472,673   $    415,319
         Convertible senior subordinated notes           172,500        172,500
         Notes payable to a bank                           8,705          7,610
         Other                                               140             95
                                                  --------------- --------------
                                                         654,018        595,524
         Less: current portion                           (52,207)        (7,682)
                                                  --------------- --------------
         Total long-term debt                       $    601,811   $    587,842
                                                  =============== ==============

     Senior Secured Credit Agreements - In September 2004, Headwaters entered into two credit agreements with a syndication of lenders. The credit agreements have since been amended, most recently in October 2005. A total of $790.0 million was originally borrowed under the credit facility, which also provides for up to $60.0 million of borrowings under a revolving credit arrangement. The original proceeds were used to acquire Tapco and repay in full the remaining balance due under Headwaters' former senior secured credit agreement executed in March 2004. The $790.0 million of borrowings consisted of a first lien term loan in the amount of $640.0 million and a second lien term loan in the amount of $150.0 million. The second lien term loan was repaid in its entirety prior to September 30, 2005. With certain limited exceptions, the first lien term loan is secured by all assets of Headwaters and is senior in priority to all other debt except for specific SCP assets that collateralize the notes payable to a bank discussed below. The terms of the credit facility, as amended, are described in more detail in the following paragraphs. Headwaters is in compliance with all debt covenants as of March 31, 2006.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


     The first lien term loan bears interest, at Headwaters' option, at either
     i) the London Interbank Offered Rate ("LIBOR") plus 2.0%, 2.25%, or 2.5%, depending on the credit ratings that have been most recently announced for the loans by Standard & Poors Ratings Services ("S&P") and Moody's Investors Service, Inc. ("Moody's"); or ii) the "base rate" plus 1.0%, 1.25%, or 1.5%, again depending on the credit ratings announced by S&P and Moody's. Base rate is defined as the higher of the rate announced by Morgan Stanley Senior Funding and the overnight rate charged by the Federal Reserve Bank of New York plus 0.5%. Headwaters' current rate is LIBOR plus 2.0%. The weighted-average interest rate on the first lien debt was approximately 6.3% at March 31, 2006, after giving consideration to the effect of the interest rate hedge on $150.0 million of this debt, as described below. Headwaters can lock in new LIBOR rates for the first lien loan for one, two, three or six months. The most recent rate change occurred in April 2006.

     The first lien term loan ($415.3 million outstanding at March 31, 2006) is repayable in quarterly installments of principal and interest, with minimum required quarterly principal repayments of approximately $3.4 million through August 2010, plus three repayments of approximately $125.2 million each in November 2010, February 2011 and April 2011, the termination date. Interest is generally due on a quarterly basis. During 2006, Headwaters made one required principal repayment of $3.4 million and one optional repayment of $24.0 million, which effectively paid the required principal repayments on the senior debt until November 2007.

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

     Borrowings under the revolving credit arrangement are generally subject to the terms of the first lien loan agreement and bear interest at either LIBOR plus 1.75% to 2.5% (depending on Headwaters' "total leverage ratio," as defined), or the base rate plus 0.75% to 1.5%. Borrowings and reborrowings of any available portion of the $60.0 million revolver can be made at any time through September 2009, when all loans must be repaid and the revolving credit arrangement terminates. The fees for the unused portion of the revolving credit arrangement range from 0.5% to 0.75% (depending on Headwaters' "total leverage ratio," as defined). As of December 31, 2005, Headwaters had $30.0 million of borrowings outstanding under the revolving credit arrangement, all of which was repaid during the quarter ended March 31, 2006. There were no borrowings outstanding under the revolving credit arrangement as of March 31, 2006, or subsequent thereto. The credit agreement also allows for the issuance of letters of credit, provided there is capacity under the revolving credit arrangement. As of March 31, 2006, eight letters of credit totaling $6.9 million were outstanding, with expiration dates ranging from June 2006 to December 2008.

     The credit agreements contain restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset sales and liens, annual capital expenditures in excess of $72.0 million for fiscal 2006 and $75.0 million for fiscal 2007 through 2011, and the payment of dividends, among others. In addition, Headwaters must maintain certain leverage and fixed charge coverage ratios, as those terms are defined in the agreements, as follows: i) a total leverage ratio of 4.25:1.0 or less, declining periodically to 3.5:1.0 in 2010; ii) a maximum ratio of consolidated senior funded indebtedness minus subordinated indebtedness to EBITDA of 3.25:1.0, declining periodically to 2.5:1.0 in 2010; and iii) a minimum ratio of EBITDA plus rent payments for the four preceding fiscal quarters to scheduled payments of principal and interest on all indebtedness for the next four fiscal quarters of 1.10:1.0 through September 30, 2006, and 1.25:1.0 thereafter.

     As required by the senior secured credit facility, Headwaters entered into certain other agreements to limit its variable interest rate exposure. The first set of agreements expired on their terms prior to September 30, 2005. The second set of agreements effectively fixes the LIBOR rate at 3.71% for $150.0 million of this debt for the period September 8, 2005 through September 8, 2007. Headwaters accounts for the agreements which limit its variable interest rate exposure as cash flow hedges, with their fair market

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


     value reflected in the consolidated balance sheet as either other assets or other liabilities. The market value of the hedges can fluctuate significantly over a relatively short period of time. The hedges had a market value at March 31, 2006 of approximately $3.1 million, which, net of $1.2 million of income taxes, represents other comprehensive income. Total comprehensive income was approximately $12.5 million and $18.7 million for the three months ended March 31, 2005 and 2006, respectively, and $23.6 million and $47.3 million for the six months ended March 31, 2006, respectively.

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

     Notes Payable to a Bank - In connection with the acquisition of SCP in July 2004, Headwaters assumed SCP's obligations under its notes payable to a bank. The notes require monthly interest and quarterly principal payments and bear interest at variable rates, which as of March 31, 2006, ranged from 5.1% to 7.3%. Because the notes are callable by the bank, Headwaters has included the outstanding balance in current portion of long-term debt in the consolidated balance sheet. The notes are collateralized by certain assets of SCP and contain financial covenants specific to SCP, including a minimum fixed charge coverage ratio, a leverage ratio requirement, and limitations on capital expenditures. Headwaters is in compliance with all debt covenants as of March 31, 2006.

     Interest - During the three months ended March 31, 2005 and 2006, Headwaters incurred total interest costs of approximately $18.9 and $9.4 million, respectively, including approximately $4.8 million and $1.0 million, respectively, of non-cash interest expense and approximately $0.1 million and $0.2 million, respectively, of interest costs that were

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


     capitalized. During the six months ended March 31, 2005 and 2006, Headwaters incurred total interest costs of approximately $34.9 and $19.4 million, respectively, including approximately $6.7 million and $1.6 million, respectively, of non-cash interest expense and approximately $0.2 million and $0.3 million, respectively, of interest costs that were capitalized.

     Interest income was approximately $0 and $0.5 million during the three months ended March 31, 2005 and 2006, respectively, and $0.1 million and $1.4 million during the six months ended March 31, 2005 and 2006, respectively. The weighted-average interest rate on the face amount of outstanding long-term debt, disregarding amortization of debt issue costs, was approximately 5.2% at September 30, 2005 and 5.3% at March 31, 2006.

7.   Income Taxes

     Headwaters' estimated effective income tax rate for the fiscal year ending September 30, 2006 is 27.2%, the rate applied to the six month period ended March 31, 2006. Headwaters also incurred an additional $0.5 million of income tax expense in the quarter ended March 31, 2006 for amounts related to adjustments from an ongoing IRS audit. Using a 27.2% rate for the six month period yielded an effective income tax rate of approximately 29.1% for the three months ended March 31, 2006, exclusive of the additional provision of $0.5 million. These rates for the 2006 periods compare to effective tax rates of approximately 32.8% for the six months ended March 31, 2005 and 28.0% for the three months ended March 31, 2005.

     The reduction in the effective tax rate for fiscal 2006 as compared to fiscal 2005 is primarily due to increased Section 45K [formerly Section 29] tax credits related to Headwaters' 19% interest in an entity that owns and operates a coal-based solid alternative fuel production facility (see Note
     10), plus two other smaller alternative fuel facilities that Headwaters owns and operates. The alternative fuel produced at these three facilities through December 2007 qualifies for tax credits pursuant to Section 45K of the Internal Revenue Code. The continued ability to generate these tax credits is subject to the uncertainties of phase-out, IRS audit and other risks associated with Section 45K tax credits, as more fully described in
     Note 10.

     For purposes of calculating an estimated effective tax rate for fiscal 2006, Headwaters assumed a phase-out percentage for Section 45K tax credits for calendar 2006 of approximately 37%. This estimated phase-out percentage was derived by estimating what the calendar 2006 reference price for oil would be using actual NYMEX oil prices for the months January through March 2006 and forward NYMEX oil prices for the months April through December 2006. These monthly NYMEX oil prices were then reduced by approximately 12%, which percentage reduction represents Headwaters' estimate of the relationship between NYMEX prices and the average U.S. wellhead oil prices actually used to calculate the annual reference price. The estimated reference price for calendar 2006 was calculated by averaging the 12 months' estimated oil prices, which was then compared to the estimated phase-out range for calendar 2006 ($54.27 to $68.12) in order to derive an estimated phase-out percentage.

     While it is not possible to accurately estimate the entire calendar year 2006 phase-out percentage at the current time, and it is certain that Headwaters' estimate of the phase-out percentage will change during the year, as of March 31, 2006, an estimated phase-out percentage of 37% is Headwaters' best estimate of what the phase-out percentage for calendar 2006 would be, using available information as of that date. (As of April 30, 2006, the estimated phase-out percentage for calendar 2006 would be approximately 66%.)

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


8.   Earnings per Share

     The following table sets forth the computation of basic and diluted EPS for the periods indicated.

                                                        Three Months Ended March 31,      Six Months Ended March 31,
                                                     -------------------------------- -------------------------------
         (in thousands, except per-share data)                 2005             2006            2005            2006
         ------------------------------------------- --------------- ---------------- --------------- ---------------
         Numerator:
         Numerator for basic earnings per share -
           net income                                   $     9,974      $    18,401     $    21,111     $    46,696

         Interest expense related to convertible
           senior subordinated notes, net of taxes            1,070            1,042           2,048           2,130
                                                     --------------- ---------------- --------------- ---------------

         Numerator for diluted earnings per share -
           net income plus interest expense related
           to convertible notes, net of taxes           $    11,044      $    19,443     $    23,159     $    48,826
                                                     =============== ================ =============== ===============

         Denominator:
         Denominator for basic earnings per share
           - weighted-average shares outstanding             36,172           41,830          34,806          41,717

         Effect of dilutive securities:
           Shares issuable upon exercise of options
             and SARs                                         1,146            1,354           1,254           1,313

           Shares issuable upon conversion of
             convertible notes                                5,750            5,750           5,750           5,750
                                                     --------------- ---------------- --------------- ---------------
         Total potential dilutive shares                      6,896            7,104           7,004           7,063
                                                     --------------- ---------------- --------------- ---------------

         Denominator for diluted earnings per
           share - weighted-average shares
           outstanding after assumed exercises
           and conversions                                   43,068           48,934          41,810          48,780
                                                     =============== ================ =============== ===============

         Basic earnings per share                       $      0.28      $      0.44     $      0.61     $      1.12
                                                     =============== ================ =============== ===============

         Diluted earnings per share                     $      0.26      $      0.40     $      0.55     $      1.00
                                                     =============== ================ =============== ===============

     Anti-dilutive securities not considered in the diluted EPS calculations consisted of options for approximately 180,000 shares and 108,000 shares for the three months ended March 31, 2005 and 2006, respectively, and 150,000 shares and 68,000 shares for the six months ended March 31, 2005 and 2006, respectively. In addition, approximately 106,000 and 64,000 SARs were not included in the diluted EPS calculations for the three and six months ended March 31, 2006, respectively, because they were anti-dilutive.

9.   Acquisitions

     As described in Note 3 to the consolidated financial statements in the Form 10-K, Headwaters agreed to pay an earn-out to the sellers of SCP if a specified earnings target was exceeded during the 12 months ended December 31, 2005 (the "earn-out period"). The earn-out consideration totaled $9.5 million and was recorded as additional goodwill. The earn-out consideration was paid to the former owners of SCP, one of whom is a current officer of Headwaters, in April 2006.

     During the quarter ended December 31, 2005, Tapco acquired certain assets and assumed certain liabilities of a privately-held company, and during the quarter ended March 31, 2006, Eldorado acquired certain assets and assumed certain liabilities of another privately-held company. In addition, subsequent to March 31, 2006, Headwaters acquired certain assets of a third company. Total consideration paid or accrued for these three acquisitions was approximately $15.0 million. Pursuant to the terms of the three acquisition agreements, additional amounts are payable in the future, based on certain net revenues or the achievement of stipulated revenue or earnings targets in future periods.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


10.  Commitments and Contingencies

     Commitments and contingencies as of March 31, 2006 not disclosed elsewhere, are as follows.

     Performance Unit Awards - As described in detail in Note 12 to the consolidated financial statements in the Form 10-K, during fiscal 2005 the Compensation Committee of Headwaters' Board of Directors (the "Committee") authorized the grant of several stock incentive awards. At that time, the Committee also authorized the grant of performance unit awards, to be settled in cash, based on performance criteria tied to the economic value created or preserved by one of Headwaters' business units after December 2007. The grants of these performance units were made in November 2005 and could result in the payment to employees of a maximum amount of approximately $3.6 million if all performance criteria are met.

     Property, Plant and Equipment - As of March 31, 2006, Headwaters was committed to spend approximately $6.2 million on capital projects that were in various stages of completion.

     Solid Alternative Fuel Facility - In September 2004, Headwaters purchased a 9% variable interest in an entity that owns and operates a coal-based solid alternative fuel production facility, where Headwaters is not the primary beneficiary. In December 2004, Headwaters purchased an additional 10% variable interest in this entity. Headwaters' 19% minority interest was acquired in exchange for initial cash payments totaling $0.5 million and an obligation to pay $15.0 million in monthly installments from October 2004 through December 2007. This obligation, recorded in other accrued liabilities and other long-term liabilities in the consolidated balance sheet (totaling approximately $9.7 million at March 31, 2006), bears interest at an 8% rate. Headwaters also agreed to make additional payments to the seller based on a pro-rata allocation of the tax credits generated by the facility, also through December 2007. These additional contractual payments, along with the amortization of the $15.5 million investment, are recorded in other expense in the consolidated statements of income and total approximately $4.8 million and $2.5 million for the three months ended March 31, 2005 and 2006, respectively, and $7.2 million and $5.6 million for the six months ended March 31, 2005 and 2006, respectively.

     The alternative fuel produced at the facility through December 2007 qualifies for tax credits pursuant to Section 45K of the Internal Revenue Code, and Headwaters is entitled to receive its pro-rata share of such tax credits generated based upon its percentage of ownership of the facility. Due to the combined effect of the seasonality of Headwaters' operations and the requirement to use an estimated effective tax rate for the year in calculating income taxes, Headwaters is not able to recognize the benefit of all of the tax credits earned in the December and March quarters in its results of operations for those quarters. Tax credits earned but not recognized in the December and March quarters are recognized in the June and September quarters. Even though Headwaters did not fully recognize its portion of the benefits of the tax credits generated in the December and March quarters, Headwaters' pro-rata share of costs incurred to generate those tax credits is recognized as other expense as those costs are incurred. Headwaters has the ability, under certain conditions, to limit its liability under the fixed payment obligations currently totaling approximately $9.7 million; therefore, Headwaters' obligation to make all of the above-described payments is effectively limited to the tax benefits Headwaters receives.

     Joint Venture Obligations - In 2004, Headwaters entered into an agreement with Degussa AG, an international chemical company based in Germany, to jointly develop and commercialize a process for the direct synthesis of hydrogen peroxide. Under terms of the joint venture agreement, Headwaters paid $1.2 million for its investment in the joint venture in 2004, an additional $1.0 million in October 2005 and is further obligated to pay $1.0 million in fiscal 2006. Headwaters has also committed to fund 50% of the joint venture's research and development expenditures, currently limited to (euro)3.0 million, through September 2007, of which approximately (euro)1.4 million (approximately $1.7 million) remains to be paid as of March 31, 2006. Although there is no legal obligation to do so, the joint venture partners currently have long-range plans to eventually invest in large-scale hydrogen peroxide plants using the process for direct synthesis of hydrogen peroxide.

     Headwaters has also agreed to a joint venture project with Great River Energy, a Minnesota-based power generation and supply cooperative ("GRE"), to construct, own and operate an ethanol plant located in North Dakota

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


     ("Blue Flint"). The Blue Flint joint venture, in which a Headwaters subsidiary will own a 51% interest, is currently in the final stages of formation. The plant is currently expected to begin operating in early calendar 2007 with estimated ethanol production of 50 million gallons annually.

     Estimated costs to construct the ethanol plant are approximately $87.5 million with an additional $7.5 million to be used for working capital and start-up costs. As of March 31, 2006, Blue Flint was committed to spend approximately $54.7 million in construction costs. Blue Flint expects to fund plant construction and start-up costs with approximately $76.0 million of debt secured by all the assets of Blue Flint, along with capital contributions of $9.7 million and $9.3 million from Headwaters and GRE, respectively. Capital contributions made by Headwaters as of March 31, 2006 totaled $6.9 million. The Blue Flint joint venture is being accounted for using the equity method of accounting because both partners have equal voting rights and control over the joint venture.

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

     Costs paid to outside legal counsel for litigation have historically comprised a majority of Headwaters' litigation-related costs. During the six months ended March 31, 2006, Headwaters recorded a net credit of approximately $(1.0) million for legal matters, including costs for outside legal counsel. The credit in costs for legal matters was due to positive developments in certain legal matters Headwaters is defending, leading to reduced likelihood of ultimate legal liability. Headwaters currently believes the range of potential loss for all unresolved matters, excluding costs for outside counsel, is from $1.0 million up to the amounts sought by claimants and has recorded a total liability as of March 31, 2006 of $1.0 million. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Our outside counsel currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability to Headwaters. It is not possible to estimate what litigation-related costs will be in future periods.

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

     Boynton. In October 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. (This technology is distinct from the technology developed by Headwaters.) This action is factually related to an earlier action brought by certain purported officers and directors of Adtech, Inc. That action was dismissed by the

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


     United States District Court for the Western District of Tennessee and the District Court's order of dismissal was affirmed on appeal. In the current action, the allegations arise from the same facts, but the claims are asserted by certain purported stockholders of Adtech. In June 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee alleging, among other things, fraud, conspiracy, constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. The plaintiffs seek declaratory relief and compensatory damages in the approximate amount of between $15.0 million and $25.0 million and punitive damages. In February 2006, the District Court dismissed all claims against Headwaters. Also in February 2006, plaintiffs filed their notice of appeal to the United States Court of Appeals for the Sixth Circuit. Because the resolution of the litigation is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

     Headwaters Construction Materials Matters. There are litigation and pending and threatened claims made against certain subsidiaries of Headwaters Construction Materials ("HCM") with respect to several types of exterior finish systems manufactured and sold by its subsidiaries for application by contractors on residential and commercial buildings. Typically, litigation and these claims are controlled by such subsidiaries' insurance carriers. The plaintiffs or claimants in these matters have alleged that the structures have suffered damage from latent or progressive water penetration due to some alleged failure of the building product or wall system. The most prevalent type of claim involves alleged defects associated with components of an Exterior Insulating and Finish System ("EIFS") which was produced for a limited time (through 1997) by Best Masonry & Tool Supply and Don's Building Supply. There is a 10-year projected claim period following discontinuation of the product.

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

     Phase-Out. Section 45K tax credits are subject to phase-out after the average annual domestic wellhead oil price ("reference price") reaches a beginning phase-out threshold price, and are eliminated entirely if the reference price reaches the full phase-out price. Historically, the reference price has trended somewhat lower than published market prices for oil. For calendar 2005, the reference price was $50.26 per barrel and the

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


     phase-out range began at $53.20 and would have fully phased out tax credits at $66.78 per barrel. Therefore, there was no phase-out of tax credits for calendar 2005.

     For calendar 2006, Headwaters estimates that the phase-out range (computed by increasing the 2005 inflation adjustment factor by 2%) begins at $54.27 and completes phase-out at $68.12 per barrel. Congress is considering legislation to change Section 45K phase-out calculations to a prospective rather than retrospective application of the reference price. As of the date hereof, it is too early to accurately estimate a reference price for calendar 2006. However, Headwaters estimates that if average oil prices for the calendar 2006 period to date are maintained for all of calendar 2006, and absent a legislative change to a prospective application of the reference price, partial phase-out would occur.

     In an environment of high oil prices, the risk of phase-out increases. Headwaters' customers and licensees will make their own assessments of phase-out risk. If customers and licensees perceive a potential negative financial impact from phase-out, they may reduce or stop synthetic fuel production or require Headwaters to share in the costs associated with phase-out. Headwaters must make similar assessments with respect to the continued operation of its own synthetic fuel production facilities. Several of Headwaters' licensees have decided to stop production of synthetic fuel at least temporarily. These events may materially adversely affect both the amounts and timing of recognition of Headwaters' future revenue and net income.

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

     Senate Permanent Subcommittee on Investigations. On October 29, 2003, the Permanent Subcommittee on Investigations of the Government Affairs Committee of the United States Senate issued a notification of pending investigations. The notification listed the synthetic fuel tax credit as a new item. In February 2006, the Subcommittee described its investigation as follows: "The Subcommittee is continuing its investigation [of] tax credits claimed under Section 29 [now Section 45K] of the Internal Revenue Code for the sale of coal-based synthetic fuels. This investigation is examining the utilization of these tax credits, the nature of the technologies and fuels created, the use of these fuels, and others [sic] aspects of Section 29. The investigation will also address the IRS' administration of Section 29 tax credits." The Subcommittee conducted numerous interviews and received large volumes of data between December 2003 and March 2004. Since that time, to Headwaters' knowledge, there has been little activity regarding the investigation. Headwaters cannot make any assurances as to the timing or ultimate outcome of the Subcommittee investigation, nor can Headwaters predict whether Congress or others may conduct investigations of Section 45K tax credits in the future. Renewed activity in the Subcommittee investigation, if it occurs, may have a material adverse effect on the willingness of current owners to operate their facilities, and may materially adversely affect Headwaters' revenues and net income.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


     License Fees - Pursuant to the terms of an agreement with a certain licensee, this licensee has set aside substantial amounts for working capital and other operational contingencies as provided for in the agreement. These amounts may eventually be paid out to various parties having an interest in the cash flows from the licensee's operations, including Headwaters, if they are not used for working capital and other operational contingencies. As a result, Headwaters currently expects to receive at some future date a portion of those reserves, the amount of which is not currently determinable and which constitutes a gain contingency not recognizable as revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto included elsewhere herein. Headwaters' fiscal year ends on September 30 and unless otherwise noted, future references to 2005 refer to Headwaters' fiscal quarter and/or six-month period ended March 31, 2005, and references to 2006 refer to Headwaters' fiscal quarter and/or six-month period ended March 31, 2006.

Introduction

         During the past several years, Headwaters has executed on its two-fold plan of maximizing cash flow from its existing operating business units and diversifying from over-reliance on the legacy alternative energy segment Section 45K [formerly Section 29] business. With the addition and expansion of the CCP management and marketing business through the acquisitions of ISG in 2002 and VFL in 2004, and the growth of the construction materials business, culminating in the acquisitions of Eldorado, Tapco and SCP in 2004, Headwaters has achieved revenue growth and diversification into three business segments. Because Headwaters also incurred increased indebtedness to make strategic acquisitions, one of management's ongoing financial objectives is to continue to focus on increased cash flows for purposes of reducing indebtedness.

         A material amount of Headwaters' consolidated revenues and net income is derived from Headwaters Energy Services' license fees and sales of chemical reagents, both of which depend on the ability of licensees and other customers to manufacture and sell qualified synthetic fuels that generate tax credits under Section 45K [formerly Section 29] of the Internal Revenue Code. Headwaters also claims Section 45K tax credits based upon synthetic fuel sales from facilities in which Headwaters owns an interest. From time to time, issues arise as to the availability of tax credits and the potential phase-out of credits with the rising price of oil, including the items discussed hereafter.

         Under current law, Section 45K tax credits for synthetic fuel produced from coal expire on December 31, 2007. In addition, Section 45K tax credits are subject to phase-out after the average annual domestic wellhead oil price ("reference price") reaches a beginning phase-out threshold price, and are eliminated entirely if the reference price reaches the full phase-out price. There was no phase-out of Section 45K tax credits for calendar 2005; however, during 2006, higher oil prices have increased the possibility of a phase-out of tax credits for calendar 2006. As a result, Headwaters' revenues, operating income and income tax provision have all been materially negatively affected for the fiscal quarter ended March 31, 2006. Furthermore, Headwaters' entire fiscal 2006 results could be negatively affected by phase-out.

         Headwaters' acquisition strategy targets businesses that are leading players in their respective industries, that enjoy healthy margins from products and services and that are not overly capital intensive, thus providing additional cash flow that complements the financial performance of Headwaters' existing business segments. In addition, in 2006, Headwaters has begun to acquire small companies with innovative products that can be marketed using Headwaters' existing distribution channels. Headwaters is also committed to continuing to invest in HTI's research and development activities which are focused on energy-related technologies and nanotechnology. In addition, Headwaters has agreed to a joint venture project to construct, own and operate an ethanol plant located in North Dakota which is currently expected to begin operating in early calendar 2007 and is also beginning to invest in other alternative energy projects such as coal cleaning and the use of nanocatalysts to engineer coal for emissions reduction.

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

         Headwaters' acquisitions of Eldorado and Tapco have created a concentration in the residential housing market; however, the cyclicality and interest-rate sensitivity of this segment may be mitigated by the fact that approximately 75% of Tapco's products are used in the exterior home improvement and remodeling market. This market is typically counter cyclical to the new construction market because remodeling is generally less expensive than a new home and is often required to maintain older homes and preserve their value. As a result, during economic downturns, Tapco's products have historically experienced growth. In light of Headwaters' strong market shares in Eldorado's and Tapco's markets, Headwaters has increased production capacity for Eldorado and has initiated the development and marketing of new products from Tapco in order to maintain the historical growth rates of the construction materials segment.

         In fiscal 2005 and continuing into 2006, Headwaters has focused on integration of its recent acquisitions, including the marketing of diverse construction materials products through its national distribution network, and developing the corporate infrastructure necessary to provide the information and services that the business segments need to operate at optimal levels. Headwaters became highly leveraged as a result of the fiscal 2004 acquisitions, but has reduced its outstanding debt since that time through cash generated from operations, from an underwritten public offering of common stock and from proceeds from settlement of litigation. Headwaters intends to continue to focus on repaying long-term debt while continuing to look for diversification opportunities within prescribed parameters.

Section 45K Matters

         Phase-Out. Section 45K tax credits are subject to phase-out after the average annual domestic wellhead oil price ("reference price") reaches a beginning phase-out threshold price, and are eliminated entirely if the reference price reaches the full phase-out price. Historically, the reference price has trended somewhat lower than published market prices for oil. For calendar 2005, the reference price was $50.26 per barrel and the phase-out range began at $53.20 and would have fully phased out tax credits at $66.78 per barrel. Therefore, there was no phase-out of tax credits for calendar 2005.

         For calendar 2006, Headwaters estimates that the phase-out range (computed by increasing the 2005 inflation adjustment factor by 2%) begins at $54.27 and completes phase-out at $68.12 per barrel. Congress is considering legislation to change Section 45K phase-out calculations to a prospective rather than retrospective application of the reference price. As of the date hereof, it is too early to accurately estimate a reference price for calendar 2006. However, Headwaters estimates that if average oil prices for the calendar 2006 period to date are maintained for all of calendar 2006, and absent a legislative change to a prospective application of the reference price, partial phase-out would occur.

         In an environment of high oil prices, the risk of phase-out increases. Headwaters' customers and licensees will make their own assessments of phase-out risk. If customers and licensees perceive a potential negative financial impact from phase-out, they may reduce or stop synthetic fuel production or require Headwaters to share in the costs associated with phase-out. Headwaters must make similar assessments with respect to the continued operation of its own synthetic fuel production facilities. Several of Headwaters' licensees have decided to stop production of synthetic fuel at least temporarily. These events may materially adversely affect both the amounts and timing of recognition of Headwaters' future revenue and net income.

         Phase-out Sensitivity Analysis. The amount of license fee revenue recognized by Headwaters for the March 2006 quarter was materially negatively affected by no revenues being recognized for several licensees whose license agreements call for Headwaters to be paid a portion of the tax credits earned by the licensee. Because of the current uncertainty related to phase-out of tax credits for calendar 2006, certain accounting rules governing revenue recognition, requiring that the seller's price to the buyer be "fixed or determinable," at this time preclude revenue recognition for these licensees. Accordingly, revenues for these licensees, totaling approximately $10.5 million, will not be recognized until such time as they become more certain as to reasonable estimation.

         As described in detail in Note 7 to the consolidated financial statements, using available information as of March 31, 2006, Headwaters calculated an estimated phase-out percentage for Section 45K tax credits for calendar 2006 of 37%. Headwaters used this estimated phase-out percentage in calculating an estimated effective tax rate for fiscal 2006. (As of April 30, 2006, the estimated phase-out percentage for calendar 2006 would be approximately 66%.) The following table summarizes results of operations that would have been reported for the three months ended March 31, 2006, assuming a 0% phase-out percentage were to be used to recognize revenues for all licensees whose license agreements call for Headwaters to be paid a portion of the tax credits earned by the licensee.

                                                                 As Adjusted ,
                                                               Using a Phase-out
         (in thousands, except per-share data)   As Reported   Percentage of 0%*
         -------------------------------------- -------------- -----------------

         Revenue                                   $269,683         $280,140
         Operating income                           $37,742          $46,500
         Income before income taxes                 $26,601          $33,859
         Income tax provision                       $(8,200)         $(8,170)
         Net income                                 $18,401          $25,689
         Diluted earnings per share                   $0.40            $0.55
--------------------
* For licensees with tax credit-based contracts.

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

         Senate Permanent Subcommittee on Investigations. On October 29, 2003, the Permanent Subcommittee on Investigations of the Government Affairs Committee of the United States Senate issued a notification of pending investigations. The notification listed the synthetic fuel tax credit as a new item. In February 2006, the Subcommittee described its investigation as follows: "The Subcommittee is continuing its investigation [of] tax credits claimed under Section 29 [now
Section 45K] of the Internal Revenue Code for the sale of coal-based synthetic fuels. This investigation is examining the utilization of these tax credits, the nature of the technologies and fuels created, the use of these fuels, and others [sic] aspects of Section 29. The investigation will also address the IRS' administration of Section 29 tax credits." The Subcommittee conducted numerous interviews and received large volumes of data between December 2003 and March 2004. Since that time, to Headwaters' knowledge, there has been little activity regarding the investigation.
 Headwaters cannot make any assurances as to the timing or ultimate outcome of the Subcommittee investigation, nor can Headwaters predict whether Congress or others may conduct investigations of Section 45K tax credits in the future. Renewed activity in the Subcommittee investigation, if it occurs, may have a material adverse effect on the willingness of current owners to operate their facilities, and may materially adversely affect Headwaters' revenues and net income.

Consolidation and Segments

         Consolidation. The consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. Headwaters is also required to consolidate any variable interest entities for which it is the primary beneficiary; however, as of March 31, 2006, there are none. For investments in companies in which Headwaters has a significant influence over operating and financial decisions (generally defined as owning a voting or economic interest of 20% to 50%), Headwaters applies the equity method of accounting. In instances where Headwaters' investment is less than 20% and significant influence does not exist, investments are carried at cost. All significant intercompany transactions and accounts are eliminated in consolidation.

         Segments. Headwaters operates in three business segments, construction materials, CCPs and alternative energy. These segments are managed and evaluated separately by management based on fundamental differences in their operations, products and services.

         The construction materials segment includes the bagged concrete, stucco, mortar and block products business, as well as Eldorado's manufactured architectural stone products and Tapco's building products used in exterior residential home improvement and construction. Revenues for the construction materials segment consist of product sales to wholesale and retail distributors, contractors and other users of building products and construction materials.

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

         The alternative energy segment includes Headwaters' legacy coal-based solid alternative fuels business and HTI's business of developing catalyst technologies to convert coal and heavy oil into higher-value liquid fuels, as well as nanocatalyst processes and applications. Revenues for this segment consist almost exclusively of sales of chemical reagents and license fees.

         Due to the seasonality of the operations of the construction materials and CCP segments and other factors, Headwaters' consolidated results of operations for the 2006 periods are not indicative of the results to be expected for the full fiscal 2006 year.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

         The information set forth below compares Headwaters' operating results for the three months ended March 31, 2006 ("2006") with operating results for the three months ended March 31, 2005 ("2005").

         Revenue. Total revenue for 2006 increased by $47.3 million or 21% to $269.7 million as compared to $222.4 million for 2005. The major components of revenue are discussed in the sections below.

         Construction Materials Segment. Sales of construction materials during 2006 were $131.7 million with a corresponding direct cost of $91.2 million. Sales of construction materials during 2005 were $109.2 million with a corresponding direct cost of $73.8 million. The increase in sales of construction materials during 2006 was due primarily to increases in volume, which occurred across all major product lines, with a lesser impact from price increases related to passing on to customers a portion of raw material cost increases. The primary reasons for the decline in gross margin percentage from 2005 to 2006 were higher raw material costs and manufacturing inefficiencies related to expansion of capacity and product lines and restructuring of operations at certain manufacturing facilities. Headwaters currently expects improvement in gross margin percentage in the last half of the 2006 fiscal year due to recently implemented and planned price increases, improved operations and better fixed cost absorption.

         CCP Segment. CCP revenues for 2006 were $58.5 million with a corresponding direct cost of $46.3 million. CCP revenues for 2005 were $48.5 million with a corresponding direct cost of $38.4 million. The increase in CCP revenues during 2006 was due primarily to a combination of continued strong demand for CCPs, upward pricing trends in most concrete markets, and increased project revenues. In addition, weather conditions in the south central region of the United States were favorable in 2006. The growth in demand for CCPs is due in part to certain regional shortages in the availability of portland cement for which CCPs are a substitute, which can result in an increased percentage of CCPs being used in concrete. The cement shortages also resulted in increased prices for CCPs in several markets.

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

         A material amount of Headwaters' consolidated revenues and net income is derived from Headwaters Energy Services' license fees and sales of chemical reagents, both of which depend on the ability of licensees and other customers to manufacture and sell qualified synthetic fuels that generate tax credits under Section 45K [formerly Section 29] of the Internal Revenue Code. From time to time, issues arise as to the availability of tax credits and the potential phase-out of credits with the rising price of oil, as described in "Section 45K Matters" above. Due to the potential significance of these issues, it is not possible to predict the trend of alternative energy revenue in future periods.

         Sales of Chemical Reagents. Chemical reagent sales during 2006 were $49.9 million with a corresponding direct cost of $37.7 million. Chemical reagent sales during 2005 were $39.9 million with a corresponding direct cost of $28.4 million. The increase in chemical reagent sales during 2006 was due primarily to increased synthetic fuel production by Headwaters' licensees (resulting in increased sales of $7.5 million) and by customers with whom Headwaters does not have a license agreement (resulting in increased sales of $2.5 million). Despite the threat of phase-out, overall sales of chemical reagents for 2006 have increased over 2005; however, it is not possible to predict the trend for sales of chemical reagents in future periods. The gross margin percentage for 2006 of 24% was 500 basis points lower than for 2005, due primarily to increases in the cost of product, which in turn is related to increases in the costs of petroleum-based materials. Headwaters currently expects reagent margins to stabilize near the current level during fiscal 2006, depending upon crude oil prices and the availability of raw material feedstocks.

         License Fees. During 2006, Headwaters recognized license fee revenue totaling $16.3 million, a decrease of $8.3 million or 34% from $24.6 million of license fee revenue recognized during 2005. The primary reason for the decrease in license fee revenue in 2006 compared to 2005 relates to no revenues being recognized for several licensees whose license agreements call for Headwaters to be paid a portion of the value of the tax credits earned by the licensee. Because of the current uncertainty related to phase-out of tax credits for calendar 2006, certain accounting rules governing revenue recognition, requiring that the seller's price to the buyer be "fixed or determinable," at this time preclude revenue recognition for these licensees. Accordingly, revenues for these licensees, totaling approximately $10.5 million (calculated based on licensee-reported data), will not be recognized until such time as they become more certain as to reasonable estimation. Reference is also made to the policy disclosures in Headwaters' Form 10-K, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates - License Fee Revenue Recognition. The decrease in license fee revenue for 2006 was partially offset by ongoing revenues ($4.0 million) stemming from the settlement of the AJG litigation in fiscal 2005, which is described in more detail in Note 14 to the consolidated financial statements in the Form 10-K.

         Pursuant to the terms of an agreement with a certain licensee, this licensee has set aside substantial amounts for working capital and other operational contingencies as provided for in the agreement. These amounts may eventually be paid out to various parties having an interest in the cash flows from the licensee's operations, including Headwaters, if they are not used for working capital and other operational contingencies. As a result, Headwaters currently expects to receive at some future date a portion of those reserves, the amount of which is not currently determinable and which constitutes a gain contingency not recognizable as revenue.

         Other Alternative Energy Segment Revenues. Sales of synthetic fuel during 2006 were $11.8 million with a corresponding direct cost of $13.8 million. There were no sales of synthetic fuel during 2005 since Headwaters' two alternative fuel facilities were not operating in 2005. Revenue from the sale of synthetic fuel has a negative gross margin, which is more than compensated for by the income tax credits expected to be earned from the sales of the synthetic fuel. HTI's revenues are also included in alternative energy revenue, but comprise a minor portion of total segment revenue.

         Research and Development. Research and development expenses increased by $0.4 million to $3.4 million in 2006 from $3.0 million in 2005. The increase was primarily attributable to increased HTI research and development activities, which are likely to continue near 2006 levels in future periods.

         Selling, General and Administrative Expenses. These expenses decreased $4.4 million, or 12% to $32.3 million for 2006 from $36.7 million for 2005. The decrease in 2006 was due primarily to a $5.5 million reduction in expense for legal matters, partially offset by a $1.7 million increase in marketing expenses. The reduction in costs for legal matters was due to positive developments in certain legal matters Headwaters is defending, leading to reduced likelihood of ultimate legal liability. The increase in marketing expenses relates to an effort in the construction materials segment to increase awareness and sales of new products, primarily by Eldorado and Tapco.

         Other Income and Expense. During 2006, Headwaters reported net other expense of $11.1 million compared to net other expense of $22.0 million during 2005. The change of $10.9 million was attributable to a decrease in net interest expense of $10.1 million and a decrease in other expenses of $0.8 million. Net interest expense decreased from $18.8 million in 2005 to $8.7 million in 2006, due primarily to significantly lower average levels of long-term debt in 2006 compared to 2005.

         The decrease in other expenses of $0.8 million consisted primarily of a decrease in costs related to Headwaters' investment in the coal-based solid alternative fuel production facility described in Note 10 to the consolidated financial statements. The primary reason for decreased costs for this facility is related to using an estimated phase-out percentage for Section 45K tax credits for calendar 2006 of approximately 37%, all as explained in Note 7 to the consolidated financial statements.

         The alternative fuel produced at the facility through December 2007 qualifies for tax credits pursuant to Section 45K of the Internal Revenue Code, and Headwaters is entitled to receive its pro-rata share of such tax credits generated based upon its percentage of ownership of the facility. Due to the combined effect of the seasonality of Headwaters' operations and the requirement to use an estimated effective tax rate for the year in calculating income taxes, Headwaters is not able to recognize the benefit of all of the tax credits earned in the December and March quarters in its results of operations for those quarters. Tax credits earned but not recognized in the December and March quarters are recognized in the June and September quarters. Even though Headwaters did not fully recognize its portion of the benefits of the tax credits generated during 2005 and 2006, Headwaters' pro-rata share of costs incurred to generate the tax credits reflected in the effective tax rate was recognized as other expense through March 31, 2005 and 2006.

         Income Tax Provision. Headwaters' estimated effective income tax rate for the fiscal year ending September 30, 2006 is 27.2%, the rate applied to the six month period ended March 31, 2006. Headwaters also incurred an additional $0.5 million of income tax expense in the quarter ended March 31, 2006 for amounts related to adjustments from an ongoing IRS audit. Using a 27.2% rate for the six month period yielded an effective income tax rate of approximately 29.1% for the three months ended March 31, 2006, exclusive of the additional provision of $0.5 million. These rates for the 2006 periods compare to effective tax rates of approximately 32.8% for the six months ended March 31, 2005 and 28.0% for the three months ended March 31, 2005. The reduction in the effective tax rate for fiscal 2006 as compared to fiscal 2005 is primarily due to increased Section 45K [formerly Section 29] tax credits related to Headwaters' 19% interest in an entity that owns and operates a coal-based solid alternative fuel production facility (see Note 10 to the consolidated financial statements), plus two other smaller alternative fuel facilities that Headwaters owns and operates. The alternative fuel produced at these three facilities through December 2007 qualifies for tax credits pursuant to Section 45K of the Internal Revenue Code. The continued ability to generate these tax credits is subject to the uncertainties of phase-out, IRS audit and other risks associated with Section

45K tax credits, as more fully described hereafter in "Section 45K Matters." Excluding the effect of the tax credits, Headwaters' estimated effective tax rate for fiscal 2006 would be approximately 39%.

         For purposes of calculating an estimated effective tax rate for fiscal 2006, Headwaters assumed a phase-out percentage for Section 45K tax credits for calendar 2006 of approximately 37%. This estimated phase-out percentage was derived by estimating what the calendar 2006 reference price for oil would be using actual NYMEX oil prices for the months January through March 2006 and forward NYMEX oil prices for the months April through December 2006. These monthly NYMEX oil prices were then reduced by approximately 12%, which percentage reduction represents Headwaters' estimate of the relationship between NYMEX prices and the average U.S. wellhead oil prices actually used to calculate the annual reference price. The estimated reference price for calendar 2006 was calculated by averaging the 12 months' estimated oil prices, which was then compared to the estimated phase-out range for calendar 2006 ($54.27 to $68.12) in order to derive an estimated phase-out percentage.

         While it is not possible to accurately estimate the entire calendar year 2006 phase-out percentage at the current time, and it is certain that Headwaters' estimate of the phase-out percentage will change during the year, as of March 31, 2006, an estimated phase-out percentage of 37% is Headwaters' best estimate of what the phase-out percentage for calendar 2006 would be, using available information as of that date. (As of April 30, 2006, the estimated phase-out percentage for calendar 2006 would be approximately 66%.)

         Headwaters adjusts its income tax provision each quarter to yield the estimated effective tax rate for the fiscal year on a cumulative basis, causing each quarter's effective tax rate to vary somewhat. It is probable that Headwaters' estimate of its effective tax rate for fiscal 2006 will change in the future, necessitating an adjustment in future periods to reflect the impact of the rate change on results for prior fiscal 2006 quarters.

Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005

         The information set forth below compares Headwaters' operating results for the six months ended March 31, 2006 ("2006") with operating results for the six months ended March 31, 2005 ("2005").

         Revenue. Total revenue for 2006 increased by $109.4 million or 25% to $550.2 million as compared to $440.8 million for 2005. The major components of revenue are discussed in the sections below.

         Construction Materials Segment. Sales of construction materials during 2006 were $261.7 million with a corresponding direct cost of $180.9 million. Sales of construction materials during 2005 were $222.9 million with a corresponding direct cost of $150.4 million. The increase in sales of construction materials during 2006 was due primarily to increases in volume, which occurred across all major product lines, with a lesser impact from price increases related to passing on to customers a portion of raw material cost increases. The primary reasons for the decline in gross margin percentage from 2005 to 2006 were higher raw material costs and manufacturing inefficiencies related to expansion of capacity and product lines and restructuring of operations at certain manufacturing facilities.

         CCP Segment. CCP revenues for 2006 were $123.7 million with a corresponding direct cost of $95.3 million. CCP revenues for 2005 were $101.5 million with a corresponding direct cost of $79.4 million. The increase in CCP revenues and in the gross margin during 2006 were due primarily to a combination of continued strong demand for CCPs, upward pricing trends in most concrete markets, and increased project revenues. In addition, weather conditions in the south central region of the United States were favorable in 2006. The growth in demand for CCPs is due in part to certain regional shortages in the availability of portland cement for which CCPs are a substitute, which can result in an increased percentage of CCPs being used in concrete. The cement shortages also resulted in increased prices for CCPs in several markets.

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

         Sales of Chemical Reagents. Chemical reagent sales during 2006 were $94.4 million with a corresponding direct cost of $71.1 million. Chemical reagent sales during 2005 were $76.7 million with a corresponding direct cost of $53.0 million. The increase in chemical reagent sales during 2006 was due primarily to increased synthetic fuel production by Headwaters' licensees (resulting in increased sales of $15.2 million) and by customers with whom Headwaters does not have a license agreement (resulting in increased sales of $2.5 million). Despite the threat of phase-out, overall sales of chemical reagents for 2006 have increased over 2005; however, it is not possible to predict the trend for sales of chemical reagents in future periods. The gross margin percentage for 2006 of 25% was 600 basis points lower than for 2005, due primarily to increases in the cost of product, which in turn is related to increases in the costs of petroleum-based materials.

         License Fees. During 2006, Headwaters recognized license fee revenue totaling $44.5 million, an increase of $5.3 million or 14% from $39.2 million of license fee revenue recognized during 2005. The primary reason for the increase in license fee revenue for 2006 was ongoing revenues ($20.8 million) stemming from the settlement of the AJG litigation in fiscal 2005, which is described in more detail in Note 14 to the consolidated financial statements in the Form 10-K. This increase was largely offset by decreases in license fee revenue in 2006 compared to 2005 related to no revenues being recognized for several licensees whose license agreements call for Headwaters to be paid a portion of the value of the tax credits earned by the licensee. Because of the current uncertainty related to phase-out of tax credits for calendar 2006, certain accounting rules governing revenue recognition, requiring that the seller's price to the buyer be "fixed or determinable," at this time preclude revenue recognition for these licensees. Accordingly, calendar 2006 revenues for these licensees will not be recognized until such time as they become more certain as to reasonable estimation.

         Other Alternative Energy Segment Revenues. Sales of synthetic fuel during 2006 were $23.3 million with a corresponding direct cost of $27.0 million. There were no sales of synthetic fuel during 2005 since Headwaters' two alternative fuel facilities were not operating in 2005. Revenue from the sale of synthetic fuel has a negative gross margin, which is more than compensated for by the income tax credits expected to be earned from the sales of the synthetic fuel. HTI's revenues are also included in alternative energy revenue, but comprise a minor portion of total segment revenue.

         Research and Development. Research and development expenses increased by $0.9 million to $6.3 million in 2006 from $5.4 million in 2005. The increase was primarily attributable to increased HTI research and development activities.

         Selling, General and Administrative Expenses. These expenses decreased $1.7 million, or 2% to $67.3 million for 2006 from $69.0 million for 2005. The decrease in 2006 was due primarily to a $4.8 million reduction in expense for legal matters, partially offset by a $2.3 million increase in marketing expenses. The reduction in costs for legal matters was due to positive developments in certain legal matters Headwaters is defending, leading to reduced likelihood of ultimate legal liability. The increase in marketing expenses relates to an effort in the construction materials segment to increase awareness and sales of new products, primarily by Eldorado and Tapco.

         Other Income and Expense. During 2006, Headwaters reported net other expense of $23.2 million compared to net other expense of $39.7 million during 2005. The change of $16.5 million was attributable to a decrease in net interest expense of $16.9 million and an increase in other expenses of $0.4 million. Net interest expense decreased from $34.6 million in 2005 to $17.7 million in 2006, due primarily to significantly lower average levels of long-term debt in 2006 compared to 2005.

         Income Tax Provision. Headwaters' estimated effective income tax rate for the fiscal year ending September 30, 2006 is 27.2%, the rate applied to the six month period ended March 31, 2006. Headwaters also incurred an additional $0.5 million of income tax expense for amounts related to adjustments from an ongoing IRS audit. This rate for 2006 compares to an effective tax rate of approximately 32.8% for the six months ended March 31, 2005. The reduction in the effective tax rate for fiscal 2006 as compared to fiscal 2005 is primarily due to increased Section 45K [formerly Section 29] tax credits related to Headwaters' investment in an entity that owns and operates a coal-based solid alternative fuel production facility (which investment increased from 9% to 19% in December 2004, as described in Note 10 to the consolidated financial statements), plus two other smaller alternative fuel facilities that Headwaters owns and operates. The alternative fuel produced at these three facilities through December 2007 qualifies for tax credits pursuant to Section 45K of the Internal Revenue Code. The continued ability to generate these tax credits is subject to the uncertainties of phase-out, IRS audit and other risks associated with Section 45K tax credits, as more fully described hereafter in "Section 45K Matters." Excluding the effect of the tax credits, Headwaters' estimated effective tax rate for fiscal 2006 would be approximately 39%.

         While it is not possible to accurately estimate the entire calendar year 2006 phase-out percentage at the current time, and it is certain that Headwaters' estimate of the phase-out percentage will change during the year, as of March 31, 2006, an estimated phase-out percentage of 37% is Headwaters' best estimate of what the phase-out percentage for calendar 2006 would be, using available information as of that date. (As of April 30, 2006, the estimated phase-out percentage for calendar 2006 would be approximately 66%.)

Impact of Inflation and Related Matters

         Headwaters' operations have been impacted in 2006 by i) rising costs for chemical reagents in the alternative energy segment; ii) increased cement, polypropylene and poly-vinyl chloride costs in the construction materials segment; iii) increased fuel costs that have affected transportation costs in most of Headwaters' business units; and iv) certain regional shortages of cement and aggregate materials. The increased costs of chemical reagents, polypropylene, poly-vinyl chloride and fuel are directly related to the increase in prices of natural gas, oil and other petroleum-based materials. The increased costs of cement are caused primarily by a lack of adequate supplies in some regions of the U.S.

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

Liquidity and Capital Resources

         Summary of Cash Flow Activities. Net cash provided by operating activities during the six months ended March 31, 2006 ("2006") was $135.2 million compared to $42.2 million during the six months ended March 31, 2005 ("2005"). The primary reason for the increase in cash provided from operations in 2006 was the receipt of the final $70.0 million payment due from the litigation settlement reached with AJG in fiscal 2005. In both periods, the primary investing activity consisted of the purchase of property, plant and equipment. The primary financing activity consisted of repayments of long-term debt, and in 2005, proceeds from the issuance of common stock. More details about Headwaters' investing and financing activities are provided in the following paragraphs.

         Investing Activities. Expenditures for property, plant and equipment increased $1.1 million from 2005 ($23.5 million) to 2006 ($24.6 million). Most of these capital expenditures were incurred by the construction materials segment. Capital expenditures for fiscal 2006 are currently expected to approximate the limitation on such expenditures of $72.0 million included in the senior debt covenants. A significant portion of Headwaters' planned 2006 capital expenditures represent expansion of operations, rather than maintenance of operating capacity, and a significant portion of the anticipated increase in capital expenditures from fiscal 2005 to fiscal 2006 is expected to be in the CCP and alternative energy segments. The unused amounts of Headwaters' annual capital expenditures limits in the senior debt agreements can generally be carried over from year to year. As of March 31, 2006, Headwaters was committed to spend approximately $6.2 million on capital projects that were in various stages of completion.

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

         During 2006, Tapco acquired certain assets and assumed certain liabilities of a privately-held company, and Eldorado acquired certain assets and assumed certain liabilities of another privately-held company. In addition, subsequent to March 31, 2006, Headwaters acquired certain assets of a third company. Total consideration paid or accrued for these three acquisitions was approximately $15.0 million, of which $4.6 million was paid prior to March 31, 2006. Pursuant to the terms of the three acquisition agreements, additional amounts are payable in the future, based on certain net revenues or the achievement of stipulated revenue or earnings targets in future periods.

         As described in Note 3 to the consolidated financial statements in the Form 10-K, Headwaters agreed to pay an earn-out to the sellers of SCP if a specified earnings target was exceeded during the 12 months ended December 31, 2005 (the "earn-out period"). The earn-out consideration totaled $9.5 million and was recorded as additional goodwill. The earn-out consideration was paid to the former owners of SCP, one of whom is a current officer of Headwaters, in April 2006.

         As described in more detail in Note 10 to the consolidated financial statements, in September 2004 Headwaters purchased a 9% variable interest in an entity that owns and operates a coal-based solid alternative fuel production facility, where Headwaters is not the primary beneficiary. In December 2004, Headwaters purchased an additional 10% variable interest in this entity. Headwaters' 19% minority interest was acquired in exchange for initial cash payments totaling $0.5 million and an obligation to pay $15.0 million in monthly installments from October 2004 through December 2007. This obligation, recorded in other accrued liabilities and other long-term liabilities in the consolidated balance sheet (totaling $9.7 million at March 31, 2006), bears interest at an 8% rate. Headwaters also agreed to make additional payments to the seller based on a pro-rata allocation of the tax credits generated by the facility, also through December 2007. These additional contractual payments, along with the amortization of the $15.5 million investment, are recorded in other expense in the consolidated statement of income and total approximately $7.2 million and $5.6 million for 2005 and 2006, respectively.

         The alternative fuel produced at the facility through December 2007 qualifies for tax credits pursuant to Section 45K of the Internal Revenue Code, and Headwaters is entitled to receive its pro-rata share of such tax credits generated based upon its percentage of ownership of the facility. The IRS has issued a Private Letter Ruling to the owners of the facility. Headwaters has the ability, under certain conditions, to limit its liability under the fixed payment obligations currently totaling approximately $9.7 million; therefore, Headwaters' obligation to make all of the above-described payments is effectively limited to the tax benefits Headwaters receives.

         In 2004, Headwaters entered into an agreement with Degussa AG, an international chemical company based in Germany, to jointly develop and commercialize a process for the direct synthesis of hydrogen peroxide. Under terms of the joint venture agreement, Headwaters paid $1.2 million for its investment in the joint venture in 2004, an additional $1.0 million in October 2005 and is further obligated to pay $1.0 million in fiscal 2006. Headwaters has also committed to fund 50% of the joint venture's research and development expenditures, currently limited to (euro)3.0 million, through September 2007, of which approximately (euro)1.4 million (approximately $1.7 million) remains to be paid as of March 31, 2006. Although there is no legal obligation to do so, the joint venture partners currently have long-range plans to eventually invest in large-scale hydrogen peroxide plants using the process for direct synthesis of hydrogen peroxide.

         Headwaters has also agreed to a joint venture project with Great River Energy, a Minnesota-based power generation and supply cooperative ("GRE"), to construct, own and operate an ethanol plant located in North Dakota ("Blue Flint"). The Blue Flint joint venture, in which a Headwaters subsidiary will own a 51% interest, is currently in the final stages of formation. The plant is currently expected to begin operating in early calendar 2007 with estimated ethanol production of 50 million gallons annually.

         Estimated costs to construct the ethanol plant are approximately $87.5 million with an additional $7.5 million to be used for working capital and start-up costs. As of March 31, 2006, Blue Flint was committed to spend approximately $54.7 million in construction costs. Blue Flint expects to fund plant construction and start-up costs with approximately $76.0 million of debt secured by all the assets of Blue Flint, along with capital contributions of $9.7 million and $9.3 million from Headwaters and GRE, respectively. Capital contributions made by Headwaters as of March 31, 2006 totaled $6.9 million. The Blue Flint joint venture is being accounted for using the equity method of accounting.

         Financing Activities. Due to the issuance of senior debt in September 2004 and the covenants associated with that debt, as described below, Headwaters currently has limitations on its ability to obtain significant additional amounts of long-term debt. However, Headwaters has experienced strong positive cash flow from operations and in fiscal 2005 issued common stock which together has enabled Headwaters to repay a substantial amount of its long-term debt prior to the scheduled maturities. Headwaters expects its positive cash flow to continue in the future and also has the ability to access the equity markets.

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

         Senior Secured Credit Agreements - In September 2004, Headwaters entered into two credit agreements with a syndication of lenders. The credit agreements have since been amended, most recently in October 2005. A total of $790.0 million was originally borrowed under the credit facility, which also provides for up to $60.0 million of borrowings under a revolving credit arrangement. The original proceeds were used to acquire Tapco and repay in full the remaining balance due under Headwaters' former senior secured credit agreement executed in March 2004. The $790.0 million of borrowings consisted of a first lien term loan in the amount of $640.0 million and a second lien term loan in the amount of $150.0 million. The second lien term loan was repaid in its entirety prior to September 30, 2005. With certain limited exceptions, the first lien term loan is secured by all assets of Headwaters and is senior in priority to all other debt except for specific SCP assets that collateralize the notes payable to banks discussed below. The terms of the credit facility, as amended, are described in more detail in the following paragraphs. Headwaters is in compliance with all debt covenants as of March 31, 2006.

         The first lien term loan bears interest, at Headwaters' option, at either i) the London Interbank Offered Rate ("LIBOR") plus 2.0%, 2.25%, or 2.5%, depending on the credit ratings that have been most recently announced for the loans by Standard & Poors Ratings Services ("S&P") and Moody's Investors Service, Inc. ("Moody's"); or ii) the "base rate" plus 1.0%, 1.25%, or 1.5%, again depending on the credit ratings announced by S&P and Moody's. Base rate is defined as the higher of the rate announced by Morgan Stanley Senior Funding and the overnight rate charged by the Federal Reserve Bank of New York plus 0.5%. Headwaters' current rate is LIBOR plus 2.0%. The weighted-average interest rate on the first lien debt was approximately 6.3% at March 31, 2006, after giving consideration to the effect of the interest rate hedge on $150.0 million of this debt, as described below. Headwaters can lock in new LIBOR rates for the first lien loan for one, two, three or six months. The most recent rate change occurred in April 2006.

         The first lien term loan ($415.3 million outstanding at March 31, 2006) is repayable in quarterly installments of principal and interest, with minimum required quarterly principal repayments of approximately $3.4 million through August 2010, plus three repayments of approximately $125.2 million each in November 2010, February 2011 and April 2011, the termination date. Interest is generally due on a quarterly basis. During 2006, Headwaters made one required principal repayment of $3.4 million and one optional repayment of $24.0 million, which effectively paid the required principal repayments on the senior debt until November 2007. This early debt repayment, along with the full repayment of the outstanding amount under the revolving credit arrangement of $30.0 million, were repaid with funds received from the final $70.0 million payment due from the litigation settlement reached with AJG in fiscal 2005.

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

         As required by the senior secured credit facility, Headwaters entered into certain other agreements to limit its variable interest rate exposure. The first set of agreements expired on their terms prior to September 30, 2005. The second set of agreements effectively fixes the LIBOR rate at 3.71% for $150.0 million of this debt for the period September 8, 2005 through September 8, 2007. Headwaters accounts for the agreements which limit its variable interest rate exposure as cash flow hedges, with their fair market value reflected in the consolidated balance sheet as either other assets or other liabilities. The market value of the hedges can fluctuate significantly over a relatively short period of time. The hedges had a market value at March 31, 2006 of approximately $3.1 million, which, net of $1.2 million of income taxes, represents other comprehensive income. Total comprehensive income was approximately $12.5 million and $18.7 million for the three months ended March 31, 2005 and 2006, respectively, and $23.6 million and $47.3 million for the six months ended March 31, 2006, respectively.

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

         Notes Payable to a Bank - In connection with the acquisition of SCP in July 2004, Headwaters assumed SCP's obligations under its notes payable to a bank. The notes require monthly interest and quarterly principal payments and bear interest at variable rates, which as of March 31, 2006, ranged from 5.1% to 7.3%. Because the notes are callable by the bank, Headwaters has included the outstanding balance of $7.6 million in current portion of long-term debt in the consolidated balance sheet. The notes are collateralized by certain assets of SCP and contain financial covenants specific to SCP, including a minimum fixed charge coverage ratio, a leverage ratio requirement, and limitations on capital expenditures. Headwaters is in compliance with all debt covenants as of March 31, 2006.

         Options and Employee Stock Purchases - In 2006, cash proceeds from the exercise of options and employee stock purchases totaled $6.4 million, compared to $4.9 million of proceeds in 2005. Option exercise activity is largely dependent on Headwaters' stock price and is not predictable. To the extent non-qualified stock options are exercised, or there are disqualifying dispositions of shares obtained upon the exercise of incentive stock options, Headwaters receives an income tax deduction generally equal to the income recognized by the optionee. Such amounts, reflected in cash flows from financing activities in the consolidated statements of cash flows, were negative $2.9 million in 2006 and $5.3 million in 2005. The negative amount in 2006 was caused by a reversal of amounts pertaining to prior periods, stemming from adjustments related to an ongoing IRS audit.

         Working Capital. During 2006, Headwaters' working capital increased by $9.5 million, to $126.9 million as of March 31, 2006. Headwaters expects operations to produce positive cash flows in future periods and believes working capital, along with available borrowings under the revolving credit arrangement, will be sufficient for operating needs for the next 12 months.

         Long-term Debt and Revolving Credit Arrangement. As provided for in the senior debt agreements, Headwaters has available $60.0 million under a revolving credit arrangement. Borrowings under the revolving credit arrangement are generally subject to the terms of the first lien loan agreement and bear interest at either LIBOR plus 1.75% to 2.5% (depending on Headwaters' "total leverage ratio," as defined), or the base rate plus 0.75% to 1.5%. Borrowings and reborrowings of any available portion of the $60.0 million revolver can be made at any time through September 2009, when all loans must be repaid and the revolving credit arrangement terminates. The fees for the unused portion of the revolving credit arrangement range from 0.5% to 0.75% (depending on Headwaters' "total leverage ratio," as defined). As of December 31, 2005, Headwaters had $30.0 million of borrowings outstanding under the revolving credit arrangement, all of which was repaid during the quarter ended March 31, 2006. There were no borrowings outstanding under the revolving credit arrangement as of March 31, 2006, or subsequent thereto. The credit agreement also allows for the issuance of letters of credit, provided there is capacity under the revolving credit arrangement. As of March 31, 2006, eight letters of credit totaling $6.9 million were outstanding, with expiration dates ranging from June 2006 to December 2008.

         Headwaters may, in the future, make optional prepayments of the senior debt depending on actual cash flows, Headwaters' current and expected cash requirements and other applicable factors deemed significant by management.

         The credit agreements contain restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset sales and liens, annual capital expenditures in excess of $72.0 million for fiscal 2006 and $75.0 million for fiscal 2007 through 2011, and the payment of dividends, among others. In addition, Headwaters must maintain certain leverage and fixed charge coverage ratios, as those terms are defined in the agreements, as follows: i) a total leverage ratio of 4.25:1.0 or less, declining periodically to 3.5:1.0 in 2010; ii) a maximum ratio of consolidated senior funded indebtedness minus subordinated indebtedness to EBITDA of 3.25:1.0, declining periodically to 2.5:1.0 in 2010; and iii) a minimum ratio of EBITDA plus rent payments for the four preceding fiscal quarters to scheduled payments of principal and interest on all indebtedness for the next four fiscal quarters of 1.10:1.0 through September 30, 2006, and 1.25:1.0 thereafter.

         As described above, Headwaters has approximately $422.9 million of variable-rate long-term debt outstanding as of March 31, 2006, consisting of $415.3 million of senior debt and $7.6 million of notes payable to a bank. Considering all outstanding balances of variable-rate debt (reduced by the $150.0 million of senior debt that effectively has a fixed interest rate until September 8, 2007) and required principal repayments, a change in the interest rate of 1% would change Headwaters' interest expense by approximately $2.7 million during the 12 months ending March 31, 2007.

         Income Taxes. As discussed previously, cash payments for income taxes are reduced for tax deductions resulting from disqualifying dispositions of incentive stock options and from the exercise of non-qualified stock options, which cash amounts were a negative $2.9 million in 2006. Headwaters' cash requirements for income taxes are expected to generally approximate the income tax provision. There is generally some lag in paying estimated taxes during a fiscal year due to the seasonality of operations and because estimated income tax payments are typically based on annualizing the fiscal year's income based on year-to-date results. There is also some lag in realizing the cash benefits from the utilization of tax credits due to the interaction of Headwaters' September 30 fiscal year end and the different fiscal year ends of the entities through which Headwaters receives the tax credits.

         Headwaters' estimated effective income tax rate for the fiscal year ending September 30, 2006 is 27.2%, the rate applied to the six month period ended March 31, 2006. Headwaters also incurred an additional $0.5 million of income tax expense in the quarter ended March 31, 2006 for amounts related to adjustments from an ongoing IRS audit. Using a 27.2% rate for the six month period yielded an effective income tax rate of approximately 29.1% for the three months ended March 31, 2006, exclusive of the additional provision of $0.5 million. These rates for the 2006 periods compare to effective tax rates of approximately 32.8% for the six months ended March 31, 2005 and 28.0% for the three months ended March 31, 2005.

         The reduction in the effective tax rate for fiscal 2006 as compared to fiscal 2005 is primarily due to increased Section 45K [formerly Section 29] tax credits related to Headwaters' 19% interest in an entity that owns and operates a coal-based solid alternative fuel production facility (see Note 10 to the consolidated financial statements), plus two other smaller alternative fuel facilities that Headwaters owns and operates. The alternative fuel produced at these three facilities through December 2007 qualifies for tax credits pursuant to Section 45K of the Internal Revenue Code. The continued ability to generate these tax credits is subject to the uncertainties of phase-out, IRS audit and other risks associated with Section 45K tax credits, as more fully described in
Note 10. Excluding the effect of the tax credits, Headwaters' effective tax rate in 2005 would have been approximately 39%.

         For purposes of calculating an estimated effective tax rate for fiscal 2006, Headwaters assumed a phase-out percentage for Section 45K tax credits for calendar 2006 of approximately 37%. This estimated phase-out percentage was derived by estimating what the calendar 2006 reference price for oil would be using actual NYMEX oil prices for the months January through March 2006 and forward NYMEX oil prices for the months April through December 2006. These monthly NYMEX oil prices were then reduced by approximately 12%, which percentage reduction represents Headwaters' estimate of the relationship between NYMEX prices and the average U.S. wellhead oil prices actually used to calculate the annual reference price. The estimated reference price for calendar 2006 was calculated by averaging the 12 months' estimated oil prices, which was then compared to the estimated phase-out range for calendar 2006 ($54.27 to $68.12) in order to derive an estimated phase-out percentage.

         While it is not possible to accurately estimate the entire calendar year 2006 phase-out percentage at the current time, and it is certain that Headwaters' estimate of the phase-out percentage will change during the year, as of March 31, 2006, an estimated phase-out percentage of 37% is Headwaters' best estimate of what the phase-out percentage for calendar 2006 would be, using available information as of that date. (As of April 30, 2006, the estimated phase-out percentage for calendar 2006 would be approximately 66%.)

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

         Costs paid to outside legal counsel for litigation have historically comprised a majority of Headwaters' litigation-related costs. During the six months ended March 31, 2006, Headwaters recorded a net credit of approximately $(1.0) million for legal matters, including costs for outside legal counsel. Headwaters currently believes the range of potential loss for all unresolved matters, excluding costs for outside counsel, is from $1.0 million up to the amounts sought by claimants and has recorded a total liability as of March 31, 2006 of $1.0 million. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Our outside counsel currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability to Headwaters. It is not possible to estimate what litigation-related costs will be in future periods.

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

         As described in more detail in Note 6 to the consolidated financial statements, Headwaters has approximately $422.9 million of variable-rate long-term debt outstanding as of March 31, 2006, consisting of $415.3 million of senior debt and $7.6 million of notes payable to a bank. There was approximately $481.4 million of variable-rate long-term debt outstanding as of September 30, 2005.

         The $415.3 million of borrowings under the senior debt agreement consisted of a first lien term loan which bears interest, at Headwaters' option, at either i) the London Interbank Offered Rate ("LIBOR") plus 2.0%, 2.25%, or 2.5%, depending on the credit ratings that have been most recently announced for the loans by Standard & Poors Ratings Services ("S&P") and Moody's Investors Service, Inc. ("Moody's"); or ii) the "base rate" plus 1.0%, 1.25%, or 1.5%, again depending on the credit ratings announced by S&P and Moody's. Base rate is defined as the higher of the rate announced by Morgan Stanley Senior Funding and the overnight rate charged by the Federal Reserve Bank of New York plus 0.5%. The weighted-average interest rate on the first lien debt was approximately 6.3% at March 31, 2006, after giving consideration to the effect of the interest rate hedge on $150.0 million of this debt, as described below. Headwaters can lock in new LIBOR rates for the first lien loan for one, two, three or six months. The most recent rate change occurred in April 2006. Outstanding borrowings under the revolving credit arrangement bear interest at either LIBOR plus 1.75% to 2.5% (depending on Headwaters' "total leverage ratio," as defined), or the base rate plus 0.75% to 1.5%.

         As required by the senior secured credit facility, Headwaters entered into certain other agreements to limit its variable interest rate exposure. The first set of agreements expired on their terms prior to September 30, 2005. The second set of agreements effectively fixes the LIBOR rate at 3.71% for $150.0 million of this debt for the period September 8, 2005 through September 8, 2007. Headwaters accounts for the agreements which limit its variable interest rate exposure as cash flow hedges, and accordingly, the fair market value of the hedges is reflected in the consolidated balance sheet as either other assets or other liabilities. The market value of the hedges can fluctuate significantly over a relatively short period of time. The hedges had a market value at March 31, 2006 of approximately $3.1 million, which, net of $1.2 million of income taxes, represents other comprehensive income. Total comprehensive income was approximately $12.5 million and $18.7 million for the three months ended March 31, 2005 and 2006, respectively, and $23.6 million and $47.3 million for the six months ended March 31, 2006, respectively.

         In connection with the acquisition of SCP in July 2004, Headwaters assumed SCP's obligations under its notes payable to a bank. The notes require monthly interest and quarterly principal payments and bear interest at variable rates, which as of March 31, 2006, ranged from 5.1% to 7.3%.

         Considering all outstanding balances of variable-rate debt (reduced by the $150.0 million of senior debt that effectively has a fixed interest rate until September 8, 2007) and required principal repayments, a change in the interest rate of 1% would change Headwaters' interest expense by approximately $2.7 million during the 12 months ending March 31, 2007.

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

         Headwaters' management evaluated, with the participation of Headwaters' CEO and CFO, the effectiveness of its disclosure controls and procedures as of March 31, 2006, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Headwaters' management, including the CEO and CFO, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Based on their review and evaluation, and subject to the inherent limitations described above, Headwaters' CEO and CFO have concluded that Headwaters' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2006.

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

         There has been no change in Headwaters' internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, Headwaters' internal control over financial reporting.


                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         See "Legal or Contractual Matters" in Note 10 to the consolidated financial statements for a description of current legal proceedings.

ITEM 1A. RISK FACTORS

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

         Tax credits claimed by an alternative fuel facility owner are reduced prior to their scheduled expiration on December 31, 2007 if the "reference price" of oil exceeds the lower end of a phase-out range, and are eliminated entirely if the reference price exceeds the higher end of that range, with the beginning and end of the range being adjusted annually for inflation. In April of each year, the IRS announces the reference price and the phase-out range of oil prices for the prior calendar year. For example, in April 2006, the IRS announced that the reference price for calendar 2005 was $50.26 per barrel and that the phase-out range for 2005 began at $53.20 per barrel and ended with a $0 tax credit at $66.78 per barrel. Because the calendar year 2005 reference price did not fall within the range, there was not a phase-out of the credit for qualified fuel sold in 2005. For calendar 2006, Headwaters estimates that the phase-out range (computed by increasing the 2005 inflation adjustment factor by 2%) begins at $54.27 and completes phase-out at $68.12 per barrel. Congress is considering legislation to change Section 45K phase-out calculations to a prospective rather than retrospective application of the reference price. As of the date hereof, it is too early to accurately estimate a reference price for calendar 2006. However, Headwaters estimates that based on actual oil prices for January through March 2006 and future oil prices for April through December 2006, and absent a legislative change to a prospective application of the reference price, a 37% phase-out will result. (As of April 30, 2006, the estimated phase-out percentage for calendar 2006 would be approximately 66%.) If the Section 45K tax credits are phased out in whole or in material part, the amounts and timing of recognition of Headwaters Energy Services' future revenue and profitability will be severely affected.

         The reference price of oil and the inflation adjustment factor are determined annually while the predetermined oil price range is fixed, but adjusted annually for inflation. The reference price of oil is defined as the U.S. Energy Information Agency's estimate of the annual average wellhead price per barrel for all domestic crude oil not subject to regulation by the United States. Tax credits are usually claimed by corporations according to the tax year in which the alternative fuel is actually produced and sold, which may be different than the calendar year. The government updates phase-out criteria each April for alternative fuel produced during the previous calendar year. The price of oil has impacted the decisions of facility owners concerning alternative fuel production beginning with the first quarter of calendar year 2006.

         Headwaters and its licensees and customers closely watch oil price trends and will continue to consider whether or not to operate their facilities in calendar 2006 depending upon their view of future oil prices. Some facility owners have attempted to protect their positions by purchasing oil futures hedges and requiring that Headwaters share the cost of such hedges, while others have considered these actions too risky and expensive, and have elected to simply curtail or eliminate production based upon an assessment that high oil prices indicate phase-out likelihood. Headwaters must also make assessments with respect to the continued operation of its own synthetic fuel production facilities. Several of Headwaters' licensees have decided to stop production of synthetic fuel at least temporarily. Decisions by Headwaters to stop operation of its own synthetic fuel production facilities will increase Headwaters' tax rate for the year in which production is curtailed. Decisions by Headwaters or its licensees or customers to curtail or eliminate production will severely affect our profitability, including the timing of recognition of revenue.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On February 28, 2006, Headwaters held its 2006 Annual Meeting of Stockholders for the following purposes:

         1. To elect two Class III directors to serve until the 2009 annual meeting, or until their successors are duly elected and qualified; and
         2. To ratify the selection by the Board of Directors of Ernst & Young LLP as independent auditors of Headwaters for the fiscal year ending September 30, 2006.

       A total of 37,632,233 shares were voted. Both proposals were approved by the stockholders. The results of voting were as follows:

         1.       To elect Mr. James A. Herickhoff as a Class III director: for
                  - 37,402,733; withheld authority - 229,500. To elect Mr. Blake
                  O. Fisher, Jr. as a Class III director: for - 37,406,327; withheld authority - 225,906.
         2. To ratify the selection of Ernst & Young LLP as independent auditors for the fiscal year ending September 30, 2006: for - 37,367,365; against - 231,152; abstain - 33,715.

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

                                   HEADWATERS INCORPORATED

Date:  May 8, 2006                 By: /s/ Kirk A. Benson
                                       -----------------------------------------
                                       Kirk A. Benson, Chief Executive Officer
                                       (Principal Executive Officer)

Date: May 8, 2006                  By: /s/ Scott K. Sorensen
                                       -----------------------------------------
                                      Scott K. Sorensen, Chief Financial Officer
                                      (Principal Financial Officer)