Form 10-Q
period 2006-06-30
HEADWATERS INC
filed 2006-07-27
CIK 1003344

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       or

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

         The number of shares outstanding of the Registrant's common stock as of
July 20, 2006 was 42,304,951.

                             HEADWATERS INCORPORATED

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
                                                                                     Page No.
  ITEM 1.  FINANCIAL STATEMENTS (Unaudited):
           Condensed Consolidated Balance Sheets - As of September 30, 2005 and
             June 30, 2006.............................................................. 3
           Condensed Consolidated Statements of Income - For the three and nine months ended June 30, 2005 and 2006........................................ 4
           Condensed Consolidated Statement of Changes in Stockholders' Equity -
             For the nine months ended June 30, 2006.................................... 5
           Condensed Consolidated Statements of Cash Flows - For the nine months ended June 30, 2005 and  2006.............................................. 6
           Notes to Condensed Consolidated Financial Statements......................... 7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

PART II - OTHER INFORMATION

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

ITEM 1.  FINANCIAL STATEMENTS

                                                  HEADWATERS INCORPORATED

                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (Unaudited)

                                                                                             September 30,          June 30,
(in thousands, except per-share data)                                                                 2005              2006
------------------------------------------------------------------------------------------ ---------------- -----------------

ASSETS

Current assets:
     Cash and cash equivalents                                                                    $ 13,666          $ 59,663
     Trade receivables, net                                                                        174,127           144,086
     Other receivable                                                                               70,000                --
     Inventories                                                                                    60,519            72,879
     Current and deferred income taxes                                                              28,577            19,759
     Other                                                                                           8,185            13,761
                                                                                           ---------------- -----------------
            Total current assets                                                                   355,074           310,148
                                                                                           ---------------- -----------------

Property, plant and equipment, net                                                                 190,450           204,883
                                                                                           ---------------- -----------------

Other assets:
     Intangible assets, net                                                                        276,248           262,881
     Goodwill                                                                                      811,545           826,679
     Debt issue costs and other assets                                                              38,339            47,818
                                                                                           ---------------- -----------------
            Total other assets                                                                   1,126,132         1,137,378
                                                                                           ---------------- -----------------

            Total assets                                                                        $1,671,656        $1,652,409
                                                                                           ================ =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                             $ 43,957          $ 32,964
     Accrued personnel costs                                                                        33,584            33,751
     Accrued income taxes                                                                           14,941             1,359
     Other accrued liabilities                                                                      66,191            71,289
     Deferred license fee revenue                                                                   26,858            22,328
     Current portion of long-term debt                                                              52,207             7,475
                                                                                           ---------------- -----------------
            Total current liabilities                                                              237,738           169,166
                                                                                           ---------------- -----------------

Long-term liabilities:
     Long-term debt                                                                                601,811           587,826
     Deferred income taxes                                                                         108,449           105,952
     Other                                                                                          37,345            17,171
                                                                                           ---------------- -----------------
            Total long-term liabilities                                                            747,605           710,949
                                                                                           ---------------- -----------------
            Total liabilities                                                                      985,343           880,115
                                                                                           ---------------- -----------------

Commitments and contingencies

Stockholders' equity:
     Common stock, $0.001 par value; authorized 100,000 shares; issued and outstanding: 41,842 shares at September 30, 2005 (including 347 shares held in treasury)
          and 42,305 shares at June 30, 2006 (including  278 shares held in treasury)                   42                42
     Capital in excess of par value                                                                489,602           500,679
     Retained earnings                                                                             197,808          271,912
     Treasury stock and other                                                                       (1,139)            (339)
                                                                                           ---------------- -----------------
            Total stockholders' equity                                                             686,313           772,294
                                                                                           ---------------- -----------------

            Total liabilities and stockholders' equity                                          $1,671,656        $1,652,409
                                                                                           ================ =================

                                                     See accompanying notes.

                                                   HEADWATERS INCORPORATED

                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                         (Unaudited)

                                                              Three Months Ended June 30,        Nine Months Ended June 30,
                                                          ------------------------------------ --------------------------------
(in thousands, except per-share data)                                 2005               2006            2005             2006
--------------------------------------------------------- ----------------- ------------------ --------------- ----------------
Revenue:
     Construction materials                                       $147,582           $162,067        $370,467         $423,744
     Coal combustion products                                       69,453             74,068         170,973          197,724
     Alternative energy                                             91,694             59,794         208,097          224,692
                                                          ----------------- ------------------ --------------- ----------------
          Total revenue                                            308,729            295,929         749,537          846,160

Cost of revenue:
     Construction materials                                         97,720            107,264         248,140          288,200
     Coal combustion products                                       51,436             53,714         130,882          149,022
     Alternative energy                                             37,874             40,147          91,119          140,395
                                                          ----------------- ------------------ --------------- ----------------
          Total cost of revenue                                    187,030            201,125         470,141          577,617
                                                          ----------------- ------------------ --------------- ----------------

Gross profit                                                       121,699             94,804         279,396          268,543

Operating expenses:
     Amortization                                                    6,126              6,278          18,322           18,419
     Research and development                                        4,758              3,363          10,109            9,682
     Contract litigation settlement                                (38,252)                --         (38,252)              --
     Selling, general and administrative                            53,598             35,921         122,585          103,192
                                                          ----------------- ------------------ --------------- ----------------
        Total operating expenses                                    26,230             45,562         112,764          131,293
                                                          ----------------- ------------------ --------------- ----------------

Operating income                                                    95,469             49,242         166,632          137,250

Other income (expense):
     Net interest expense                                          (11,364)            (8,156)        (45,967)        (25,816)
     Other, net                                                     (6,375)               541         (11,514)         (4,960)
                                                          ----------------- ------------------ --------------- ----------------
          Total other income (expense), net                        (17,739)            (7,615)        (57,481)        (30,776)
                                                          ----------------- ------------------ --------------- ----------------

Income before income taxes                                          77,730             41,627         109,151         106,474

Income tax provision                                               (22,440)           (14,220)        (32,750)        (32,370)
                                                          ----------------- ------------------ --------------- ----------------

Net income                                                         $55,290           $ 27,407        $ 76,401         $ 74,104
                                                          ================= ================== =============== ================

Basic earnings per share                                             $1.35              $0.65           $2.07            $1.77
                                                          ================= ================== =============== ================

Diluted earnings per share                                           $1.17              $0.58           $1.81            $1.58
                                                          ================= ================== =============== ================

                                                See accompanying notes.

                                                     HEADWATERS INCORPORATED

                         CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                                             For the Nine Months Ended June 30, 2006

                                                                                 Capital in                                                   Total
                                                              Common stock         excess       Retained     Treasury stock,              stockholders'
                                                           --------------------
(in thousands)                                              Shares    Amount    of par value    earnings         at cost         Other       equity
------------------------------------------------------- -- --------- ---------- -------------- ------------ ------------------ ---------- --------------

Balances as of September 30, 2005                            41,842        $42       $489,602     $197,808            $(2,419)    $1,280       $686,313

Exercise of stock options and stock appreciation                461         --          6,365                                                     6,365
rights

Tax benefit from exercise of stock options and stock
     appreciation rights, net of reversals pertaining
to prior                                                                               (2,291)                                                   (2,291)
     periods

69 shares of treasury stock transferred to employee
stock                                                                                   1,764                             190                     1,954
     purchase plan, at cost

Stock-based compensation                                          2         --          5,239                                                     5,239

Other comprehensive income - unrealized gain on cash
     flow hedges, net of taxes                                                                                                       610            610

Net income for the nine months ended June 30, 2006                                                  74,104                                       74,104
                                                           --------- ---------- -------------- ------------ ------------------ ---------- --------------
Balances as of June 30, 2006                                 42,305        $42       $500,679     $271,912            $(2,229)    $1,890       $772,294
                                                           ========= ========== ============== ============ ================== ========== ==============

                                                     See accompanying notes.

                                             HEADWATERS INCORPORATED

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                                 Nine Months Ended June 30,
                                                                                               --------------------------------
     (in thousands)                                                                                      2005             2006
---------------------------------------------------------------------------------------------- --------------- ----------------

     Cash flows from operating activities:
     Net income                                                                                      $ 76,401        $ 74,104
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                                41,318          46,955
          Non-cash stock-based compensation expense                                                    32,444           5,239
          Non-cash interest expense related to amortization of debt issue costs                         8,744           2,231
          Amortization of non-refundable license fees                                                 (11,327)        (16,551)
          Deferred income taxes                                                                       (18,355)          5,931
          Net loss on disposition of property, plant and equipment                                        125               2
          Decrease (increase) in trade receivables                                                    (32,397)         30,122
          Increase in inventories                                                                     (17,937)        (11,606)
          Increase (decrease) in accounts payable and accrued liabilities                              53,898         (25,713)
          Other changes in operating assets and liabilities, net                                       (9,265)         61,972
                                                                                               --------------- ----------------
   Net cash provided by operating activities                                                          123,649         172,686
                                                                                               --------------- ----------------

   Cash flows from investing activities:
        Purchase of property, plant and equipment                                                     (43,047)        (39,049)
        Payments for acquisitions, net of cash acquired                                                    --         (24,297)
        Investments in joint ventures and net increase in other assets                                 (3,894)        (11,735)
        Proceeds from disposition of property, plant and equipment                                        265           1,081
                                                                                               --------------- ----------------
   Net cash used in investing activities                                                              (46,676)        (74,000)
                                                                                               --------------- ----------------

   Cash flows from financing activities:
        Net proceeds from issuance of long-term debt                                                   29,332              --
        Payments on long-term debt                                                                   (329,176)        (58,717)
        Net proceeds from issuance of common stock                                                    198,817              --
        Proceeds from exercise of stock options                                                         6,378           6,365
          Income tax benefit from exercise of stock options and stock appreciation rights
(net of                                                                                                 6,309          (2,291)
               reversals pertaining to prior periods)
        Employee stock purchases                                                                        1,394           1,954
                                                                                               --------------- ----------------
   Net cash used in financing activities                                                              (86,946)        (52,689)
                                                                                               --------------- ----------------

   Net increase (decrease) in cash and cash equivalents                                                (9,973)         45,997

   Cash and cash equivalents, beginning of period                                                      20,851          13,666
                                                                                               --------------- ----------------

   Cash and cash equivalents, end of period                                                         $  10,878       $  59,663
                                                                                               =============== ================

   Supplemental schedule of non-cash investing and financing activities:
        Purchase of variable interest in solid alternative fuel facility in exchange for
             commitment to make future payments                                                        $7,500            $  --
        Increase in accrued liabilities for earn-out and other acquisition-related                         --           1,500
   commitments

                                                     See accompanying notes.

                             HEADWATERS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
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

     Headwaters is a diversified company providing products, technologies and services to the construction materials and energy industries. Headwaters generates revenue from the sale of construction materials, marketing coal combustion products ("CCPs") and reclaiming waste coal, and through commercial application of its energy, chemical and catalyst technologies.
     Headwaters intends to continue to expand its business through growth of existing operations, commercialization of technologies currently being developed and strategic acquisitions of products or entities that expand
     Headwaters' current operating platform.

     Headwaters' construction materials segment is an industry leader nationwide in two product categories, manufactured stone and siding accessories.
     Headwaters also develops, manufactures and distributes bagged concrete, stucco, mortar and an array of concrete block products. Revenue from construction materials is diversified geographically and also by market, including the new construction and the remodeling and home improvement markets.

     ISG's CCP operations and VFL (together referred to as Headwaters'
     Resources, Inc., or "Resources") comprise the largest manager and marketer of CCPs in the United States, purchasing CCPs from utilities and supplying them to Headwaters' customers as a replacement for portland cement in a variety of concrete infrastructure and building projects.

     Headwaters' alternative energy segment is now operating two coal reclamation facilities at which high volumes of ash (rocks, dirt, and other impurities) are removed from waste coal, resulting in a high value marketable coal. In addition, Headwaters is constructing its first ethanol plant and proceeding with the commercialization of catalyst technologies, including catalysts that help improve the yield and quality of petroleum-based fuel. Historically, Headwaters has been a market leader in providing technologies used to produce coal-based solid alternative fuels.
     As the solid coal-based alternative fuels business diminishes, Headwaters believes that it will be replaced by existing and future growth opportunities.

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

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters' Annual Report on Form
     10-K for the year ended September 30, 2005 ("Form 10-K") and in Headwaters'
     Quarterly Reports on Form 10-Q for the quarters ended December 31, 2005 and
     March 31, 2006.

     Headwaters' fiscal year ends on September 30. Unless otherwise noted, future references to 2005 refer to Headwaters' fiscal quarter and/or nine-month period ended June 30, 2005, and references to 2006 refer to
     Headwaters' fiscal quarter and/or nine-month period ended June 30, 2006.
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
     Intersegment sales are immaterial.

     Segment costs and expenses considered in deriving segment operating income include cost of revenue, amortization, research and development, and segment-specific selling, general and administrative expenses. Amounts included in the "Corporate" column represent expenses not specifically attributable to any segment and include administrative departmental costs and general corporate overhead. Segment assets reflect those specifically attributable to individual segments and primarily include accounts receivable, inventories, property, plant and equipment, intangible assets and goodwill. Other assets are included in the "Corporate" column.

                                                                    Three Months Ended June 30, 2005
                                                  ---------------------------------------------------------------------
                                                  Construction                 Alternative
       (in thousands)                               Materials       CCPs         Energy      Corporate       Totals
       ------------------------------------------ -------------- ------------ ------------- ------------- -------------

       Segment revenue                                 $147,582      $69,453       $91,694           $--     $308,729
                                                  ============== ============ ============= ============= =============

       Depreciation and amortization                    $(8,700)     $(3,192)      $(1,662)        $(81)     $(13,635)
                                                  ============== ------------ ------------- ------------- -------------

       Operating income (loss)                          $16,919       $9,297       $86,261     $(17,008)      $95,469
                                                  ============== ============ ============= =============
            Net interest expense                                                                              (11,364)
            Other income (expense), net                                                                        (6,375)
            Income tax provision                                                                              (22,440)
                                                                                                          -------------
       Net income                                                                                             $55,290
                                                                                                          =============

       Capital expenditures                             $14,393       $2,265        $2,839           $41      $19,538
                                                  ============== ============ ============= ============= =============

                                                                    Three Months Ended June 30, 2006
                                                  ---------------------------------------------------------------------
                                                  Construction                 Alternative
       (in thousands)                               Materials       CCPs         Energy      Corporate       Totals
       ------------------------------------------ -------------- ------------ ------------- ------------- -------------

       Segment revenue                                 $162,067      $74,068       $59,794           $--     $295,929
                                                  ============== ============ ============= ============= =============

       Depreciation and amortization                   $(10,919)     $(3,146)      $(2,014)        $(96)     $(16,175)
                                                  ============== ============ ============= ============= =============

       Operating income (loss)                          $29,063      $14,184       $14,175      $(8,180)      $49,242
                                                  ============== ============ ============= =============
            Net interest expense                                                                               (8,156)
            Other income (expense), net                                                                           541
            Income tax provision                                                                              (14,220)
                                                                                                          -------------
       Net income                                                                                             $27,407
                                                                                                          =============

       Capital expenditures                              $9,270       $2,342        $2,782           $51      $14,445
                                                  ============== ============ ============= ============= =============

                                                                    Nine Months Ended June 30, 2005
                                                  ---------------------------------------------------------------------
                                                  Construction                 Alternative
       (in thousands)                               Materials       CCPs         Energy      Corporate       Totals
       ------------------------------------------ -------------- ------------ ------------- ------------- -------------

       Segment revenue                                 $370,467     $170,973      $208,097           $--     $749,537
                                                  ============== ============ ============= ============= =============

       Depreciation and amortization                   $(27,445)     $(9,487)      $(4,154)       $(232)     $(41,318)
                                                  ============== ============ ============= ============= =============

       Operating income (loss)                          $43,593      $18,089      $137,175     $(32,225)     $166,632
                                                  ============== ============ ============= =============
            Net interest expense                                                                              (45,967)
            Other income (expense), net                                                                       (11,514)
            Income tax provision                                                                              (32,750)
                                                                                                          -------------
       Net income                                                                                             $76,401
                                                                                                          =============

       Capital expenditures                             $33,382       $5,664        $3,770          $231      $43,047
                                                  ============== ============ ============= ============= =============

       Segment Assets as of June 30, 2005            $1,135,629     $314,013      $146,285       $48,649   $1,644,576
                                                  ============== ============ ============= ============= =============

                                                                    Nine Months Ended June 30, 2006
                                                  ---------------------------------------------------------------------
                                                  Construction                 Alternative
       (in thousands)                               Materials       CCPs         Energy      Corporate       Totals
       ------------------------------------------ -------------- ------------ ------------- ------------- -------------

       Segment revenue                                 $423,744     $197,724      $224,692           $--     $846,160
                                                  ============== ============ ============= ============= =============

       Depreciation and amortization                   $(31,648)     $(9,472)      $(5,551)       $(284)     $(46,955)
                                                  ============== ============ ============= ============= =============

       Operating income (loss)                          $57,321      $28,925       $67,271     $(16,267)     $137,250
                                                  ============== ============ ============= =============
            Net interest expense                                                                              (25,816)
            Other income (expense), net                                                                        (4,960)
            Income tax provision                                                                              (32,370)
                                                                                                          -------------
       Net income                                                                                             $74,104
                                                                                                          =============

       Capital expenditures                             $24,847       $7,099        $6,607          $496      $39,049
                                                  ============== ============ ============= ============= =============

       Segment Assets as of June 30, 2006            $1,160,267     $310,789       $79,915      $101,438   $1,652,409
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

     Stock Incentive Grants - During the quarter ended June 30, 2006,
     Headwaters' Board of Directors granted 197,000 stock appreciation rights
     ("SARs") to employees. The SARs were granted under the terms of an approved plan, have an exercise price of $32.51 per share and vest over a five-year period.

     Stock-Based Compensation - Total stock-based compensation expense, none of which involved the expenditure of cash, was approximately $27.2 million and
     $1.6 million for the three months ended June 30, 2005 and 2006, respectively, and $32.4 million and $5.2 million for the nine months ended
     June 30, 2005 and 2006, respectively. As of June 30, 2006, there was approximately $13.2 million of total compensation cost related to nonvested awards not yet recognized, which will be recognized in future periods over applicable vesting terms.

4.   Inventories

     Inventories consisted of the following at:

                            (in thousands)                     September 30, 2005       June 30, 2006
                            --------------------------------- -------------------- -------------------

                            Raw materials                                 $12,604             $14,238
                            Finished goods                                 47,915              58,641
                                                              -------------------- -------------------
                                                                          $60,519             $72,879
                                                              ==================== ===================

5.   Intangible Assets

     Intangible Assets - Headwaters has no identified intangible assets that are not being amortized. The following table summarizes the gross carrying amounts and the related accumulated amortization of all amortizable intangible assets as of:

                                                           September 30, 2005                  June 30, 2006
                                                     -------------------------------- --------------------------------
                                                         Gross                            Gross
                                        Estimated       Carrying       Accumulated       Carrying       Accumulated
       (in thousands)                 useful lives       Amount       Amortization        Amount       Amortization
       ------------------------------ -------------- --------------- ---------------- --------------- ----------------

       Contracts                      7 - 20 years         $117,690          $18,256        $124,531          $23,467
       Customer relationships        7 1/2 - 15 years        68,331            5,395          68,331            9,112
       Trade names                    5 - 20 years           63,657            3,642          63,657            6,174
       Patents and patented
         technologies               7 1/2 - 16 years         55,359            8,060          52,989           11,771
       Non-competition agreements     2 - 3 1/2 years        10,422            4,939           9,552            7,122
       Other                          9 - 15 years            2,336            1,255           2,916            1,449
                                                     --------------- ---------------- --------------- ----------------
                                                           $317,795          $41,547        $321,976          $59,095
                                                     =============== ================ =============== ================

     Total amortization expense related to intangible assets was approximately
     $6.2 million and $6.3 million for the three months ended June 30, 2005 and
     2006, respectively, and $18.4 million for both the nine months ended June
     30, 2005 and 2006. Total estimated annual amortization expense is as follows for the fiscal years presented.

             Year ending September 30,       (in thousands)
             -------------------------       -------------
                       2006                     $24,577
                       2007                      22,887
                       2008                      21,339
                       2009                      21,127
                       2010                      20,793
                       2011                      20,613

6.  Long-term Debt

     Long-term  debt consisted of the following at:
                                                               September 30,        June 30,
              (in thousands)                                           2005            2006
              --------------------------------------------- ---------------- ---------------

              Senior secured debt                                  $472,673        $415,319

              Convertible senior subordinated notes                 172,500         172,500

              Notes payable to a bank                                 8,705           7,413

              Other                                                     140              69
                                                            ---------------- ---------------
                                                                    654,018         595,301
              Less: current portion                                 (52,207)         (7,475)
                                                            ---------------- ---------------
              Total long-term debt                                 $601,811        $587,826
                                                            ================ ===============

     Senior Secured Credit Agreements - In September 2004, Headwaters entered into two credit agreements with a syndication of lenders. The credit agreements have since been amended, most recently in June 2006. A total of
     $790.0 million was originally borrowed under the credit facility, which also provides for up to $60.0 million of borrowings under a revolving credit arrangement. The original proceeds were used to acquire Tapco and repay in full the remaining balance due under Headwaters' former senior secured credit agreement executed in March 2004. The $790.0 million of borrowings consisted of a first lien term loan in the amount of $640.0 million and a second lien term loan in the amount of $150.0 million. The second lien term loan was repaid in its entirety prior to September 30,
     2005. With certain limited exceptions, the first lien term loan is secured by all assets of Headwaters and is senior in priority to all other debt except for specific SCP assets that collateralize the notes payable to a bank discussed below. The terms of the credit facility, as amended, are described in more detail in the following paragraphs. Headwaters is in compliance with all debt covenants as of June 30, 2006.

     The first lien term loan bears interest, at Headwaters' option, at either
     i) the London Interbank Offered Rate ("LIBOR") plus 2.0%, 2.25%, or 2.5%, depending on the credit ratings that have been most recently announced for the loans by Standard & Poors Ratings Services ("S&P") and Moody's
     Investors Service, Inc. ("Moody's"); or ii) the "base rate" plus 1.0%,
     1.25%, or 1.5%, again depending on the credit ratings announced by S&P and
     Moody's. Base rate is defined as the higher of the rate announced by Morgan
     Stanley Senior Funding and the overnight rate charged by the Federal
     Reserve Bank of New York plus 0.5%. Headwaters' current rate is LIBOR plus
     2.0%. The weighted-average interest rate on the first lien debt was approximately 6.6% at June 30, 2006, after giving consideration to the effect of the interest rate hedge on $150.0 million of this debt, as described below. Headwaters can lock in new LIBOR rates for the first lien loan for one, two, three or six months. The most recent rate change occurred in July 2006.

     The first lien term loan ($415.3 million outstanding at June 30, 2006) is repayable in quarterly installments of principal and interest, with minimum required quarterly principal repayments of approximately $3.4 million through August 2010, plus three repayments of approximately $125.2 million each in November 2010, February 2011 and April 2011, the termination date.
     Interest is generally due on a quarterly basis. During 2006, Headwaters made one required principal repayment of $3.4 million and one optional repayment of $24.0 million, which satisfied the required principal repayments on the senior debt until November 2007.

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

     Borrowings under the revolving credit arrangement are generally subject to the terms of the first lien loan agreement and bear interest at either
     LIBOR plus 1.75% to 2.5% (depending on Headwaters' "total leverage ratio,"
     as defined), or the base rate plus 0.75% to 1.5%. Borrowings and reborrowings of any available portion of the $60.0 million revolver can be made at any time through September 2009, when all loans must be repaid and the revolving credit arrangement terminates. The fees for the unused portion of the revolving credit arrangement range from 0.5% to 0.75%
     (depending on Headwaters' "total leverage ratio," as defined). There were no borrowings outstanding under the revolving credit arrangement as of June
     30, 2006, or subsequent thereto. The credit agreement also allows for the issuance of letters of credit, provided there is capacity under the revolving credit arrangement. As of June 30, 2006, eight letters of credit totaling $6.9 million were outstanding, with expiration dates ranging from
     September 2006 to December 2008.

     The credit agreements contain restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset sales and liens, annual capital expenditures in excess of $72.0 million for fiscal 2006 and $75.0 million for fiscal years 2007 through 2011, and the payment of dividends, among others. In addition, Headwaters must maintain certain leverage and fixed charge coverage ratios, as those terms are defined in the agreements, as follows: i) a total leverage ratio of 4.25:1.0 or less, declining periodically to 3.5:1.0 in 2010; ii) a maximum ratio of consolidated senior funded indebtedness minus subordinated indebtedness to EBITDA of 3.25:1.0, declining periodically to 2.5:1.0 in 2010; and iii) a minimum ratio of
     EBITDA plus rent payments for the four preceding fiscal quarters to scheduled payments of principal and interest on all indebtedness for the next four fiscal quarters of 1.10:1.0 through September 30, 2006, and
     1.25:1.0 thereafter.

     As required by the senior secured credit facility, Headwaters entered into certain other agreements to limit its variable interest rate exposure. The first set of agreements expired on their terms prior to September 30, 2005.
     The second set of agreements effectively fixes the LIBOR rate at 3.71% for
     $150.0 million of the first lien debt for the period September 8, 2005 through September 8, 2007. Headwaters accounts for the agreements which limit its variable interest rate exposure as cash flow hedges, with their fair market value reflected in the consolidated balance sheet as either other assets or other liabilities. The market value of the hedges can fluctuate significantly over a relatively short period of time. The hedges had a market value at June 30, 2006 of approximately $3.1 million, which, net of $1.2 million of income taxes, represents other comprehensive income.
     Total comprehensive income was approximately $53.3 million and $27.4 million for the three months ended June 30, 2005 and 2006, respectively, and $76.9 million and $74.7 million for the nine months ended June 30, 2005 and 2006, respectively.

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

     Headwaters includes the additional shares of common stock contingently issuable under the notes in its diluted EPS calculations on an if-converted basis (see Note 8).

     Notes Payable to a Bank - In connection with the acquisition of SCP in July
     2004, Headwaters assumed SCP's obligations under its notes payable to a bank. The notes require monthly interest and quarterly principal payments and bear interest at variable rates, which as of June 30, 2006, ranged from
     5.6% to 7.8%. Because the notes are callable by the bank, Headwaters has included the outstanding balance in current portion of long-term debt in the consolidated balance sheet. The notes are collateralized by certain assets of SCP and contain financial covenants specific to SCP, including a minimum fixed charge coverage ratio, a leverage ratio requirement, and limitations on capital expenditures. Headwaters is in compliance with all debt covenants as of June 30, 2006.

     Interest - During the three months ended June 30, 2005 and 2006, Headwaters incurred total interest costs related to its long-term debt and other obligations of approximately $12.0 million and $9.1 million, respectively, including approximately $2.0 million and $0.6 million, respectively, of non-cash interest expense and approximately $0.1 million and $0.3 million, respectively, of interest costs that were capitalized. During the nine months ended June 30, 2005 and 2006, Headwaters incurred total interest costs of approximately $46.6 million and $28.5 million, respectively, including approximately $8.7 million and $2.2 million, respectively, of non-cash interest expense and approximately $0.4 million and $0.7 million, respectively, of interest costs that were capitalized.

     Interest income was approximately $0.6 million for both the three months ended June 30, 2005 and 2006, and $0.7 million and $2.0 million for the nine months ended June 30, 2005 and 2006, respectively. The weighted-average interest rate on the face amount of outstanding long-term debt, disregarding amortization of debt issue costs, was approximately 5.2%
     at September 30, 2005 and 5.5% at June 30, 2006.

7.   Income Taxes

     Headwaters' estimated effective income tax rate for the fiscal year ending
     September 30, 2006 is 32.0%, the rate applied to the nine month period ended June 30, 2006. Additionally, Headwaters recognized a net $1.7 million benefit during the nine months ended June 30, 2006 ($2.2 million during the three months ended June 30, 2006) for discrete items that did not affect the calculation of the estimated effective income tax rate. Using a 32.0%
     rate for the nine month period resulted in an income tax rate of approximately 39.4% for the three months ended June 30, 2006, exclusive of the quarter's discrete items totaling $2.2 million. The rates for the 2006 periods compare to effective tax rates of approximately 30.0% for the nine months ended June 30, 2005 and 28.9% for the three months ended June 30,
     2005. The discrete items benefiting the tax rate in 2006 primarily related to the reversal of accruals for tax liabilities associated with the fiscal year ended September 30, 2002, for which the statute of limitations has expired.

     The increase in the effective tax rate for fiscal 2006 as compared to fiscal 2005 is primarily due to reduced Section 45K [formerly Section 29]
     tax credits related to Headwaters' 19% interest in an entity that owns and operates a coal-based solid alternative fuel production facility (see Note
     10), plus two other smaller alternative fuel facilities that Headwaters owns and operates. The alternative fuel produced at these three facilities through December 2007 qualifies for tax credits pursuant to Section 45K of the Internal Revenue Code, subject to the uncertainties of phase-out, IRS audit and other risks associated with Section 45K tax credits, all as more fully described in Note 10.

     For purposes of calculating an estimated effective tax rate for fiscal
     2006, Headwaters assumed a phase-out percentage for Section 45K tax credits for calendar 2006 of 69%. This estimated phase-out percentage was derived by estimating the calendar 2006 reference price for oil using actual oil prices for the months January through April 2006, and published NYMEX oil prices for the months May through December 2006. The monthly NYMEX oil prices were reduced by approximately 10%, which percentage reduction represents Headwaters' estimate of the relationship between NYMEX prices and the average U.S. wellhead oil prices actually used to calculate the annual reference price. The estimated reference price for calendar 2006 was calculated by averaging the 12 months' actual or estimated oil prices, which average was compared to the estimated phase-out range for calendar
     2006 ($54.27 to $68.12) to derive an estimated phase-out percentage.

     While it is not possible to accurately estimate the entire calendar year
     2006 phase-out percentage at the current time, and it is certain that
     Headwaters' estimate of the phase-out percentage will change during the year, as of June 30, 2006, an estimated phase-out percentage of 69% is
     Headwaters' best estimate of what the phase-out percentage for calendar
     2006 would be, using available information as of that date. As of March 31,
     2006, the estimated phase-out percentage for calendar 2006 was 37%. The effect of the change in estimate of the phase-out percentage from 37% to
     69% was recorded to income tax expense in the quarter ended June 30, 2006.

8.   Earnings per Share

     The following table sets forth the computation of basic and diluted EPS for the periods indicated.

                                                         Three Months Ended June 30,      Nine Months Ended June 30,
                                                     -------------------------------- -------------------------------
         (in thousands, except per-share data)                 2005             2006            2005            2006
         ------------------------------------------- --------------- ---------------- --------------- ---------------

         Numerator:
         Numerator for basic earnings per share -
         net                                                $55,290          $27,407         $76,401         $74,104
              income
         Interest expense related to convertible
         senior                                               1,052              892           3,100           3,022
              subordinated notes, net of taxes
                                                     --------------- ---------------- --------------- ---------------
         Numerator for diluted earnings per share -
              net income plus interest expense
         related to                                         $56,342          $28,299         $79,501         $77,126
              convertible notes, net of taxes
                                                     =============== ================ =============== ===============

         Denominator:
         Denominator for basic earnings per share
         -                                                   41,019           41,984          36,877          41,813
              weighted-average shares outstanding
         Effect of dilutive securities:
              Shares issuable upon exercise of
         options                                              1,227              809           1,245           1,145
                   and SARs
              Shares issuable upon conversion of
                   convertible notes                          5,750            5,750           5,750           5,750
                                                     --------------- ---------------- --------------- ---------------
         Total potential dilutive shares                      6,977            6,559           6,995           6,895
                                                     --------------- ---------------- --------------- ---------------
         Denominator for diluted earnings per
         share -
              weighted-average shares outstanding            47,996           48,543          43,872          48,708
         after
              assumed exercises and conversions
                                                     =============== ================ =============== ===============

         Basic earnings per share                             $1.35            $0.65           $2.07           $1.77
                                                     =============== ================ =============== ===============

         Diluted earnings per share                           $1.17            $0.58           $1.81           $1.58
                                                     =============== ================ =============== ===============

         Anti-dilutive securities not considered in
              diluted EPS calculation:
         Stock options                                      240,000          280,000         180,000         140,000
         SARs                                             1,150,000        3,150,000         380,000       1,110,000

9.   Acquisitions

     As described in Note 3 to the consolidated financial statements in the Form
     10-K, Headwaters agreed to pay an earn-out to the sellers of SCP if a specified earnings target was exceeded during the 12 months ended December
     31, 2005 (the earn-out period). The earn-out consideration totaled $9.5 million and was recorded as additional goodwill. It was paid to the former owners of SCP, one of whom is a current officer of Headwaters, in April
     2006.

     During the nine months ended June 30, 2006, Headwaters acquired certain assets and assumed certain liabilities of four privately-held companies.
     Total consideration paid or accrued for these four acquisitions was approximately $16.3 million. Subsequent to June 30, 2006, Headwaters acquired certain assets and assumed certain liabilities of an additional company, for consideration which was not material. Pursuant to contractual terms for four of the acquisitions, additional amounts may be payable in the future, based on certain net revenues or the achievement of stipulated revenue or earnings targets in future periods. Four of the five acquisitions are in the construction materials segment and one is in the alternative energy segment. Operating results since acquisition dates for all of the businesses combined are not material.

10.  Commitments and Contingencies

     Commitments and contingencies as of June 30, 2006 not disclosed elsewhere, are as follows.

     Compensation Arrangements - During the quarter ended June 30, 2006, the
     Compensation Committee of Headwaters' Board of Directors (the "Committee")
     authorized the grant of long-term incentive cash bonus awards to certain officers and employees. The awards were granted subsequent to June 30, 2006 under Headwaters' Long Term Incentive Compensation Plan approved by stockholders in March 2005. In accordance with terms of the awards, cash payments will be based on several factors, including the achievement of stipulated financial goals as measured by economic value added ("EVA") over a three-year period by Headwaters and its operating units. Payments for these awards may not exceed $30.0 million in the aggregate.

     Also during the June 2006 quarter, the Committee approved "Executive Change in Control Agreements" with 12 officers, which agreements will be executed subsequent to June 30, 2006. Upon a change in control, as defined, the agreements will provide for immediate vesting and exercisability of all outstanding stock awards. In addition, if termination of employment occurs within a specified period of a change in control, the agreements provide for i) severance pay equal to two times the sum of an officer's current annual salary plus the highest cash bonus paid or payable for any single year in the three-year period commencing two years prior to the year in which the change in control occurs; and ii) continuance of health and other benefits and perquisites for a two-year period following the change in control. If terminations associated with a change in control would have occurred on June 30, 2006, the severance payments due to the 12 officers would have aggregated approximately $19.3 million.

     As described in more detail in Note 12 to the consolidated financial statements in the Form 10-K, during fiscal 2005 the Committee authorized the grant of several stock incentive awards. At that time, the Committee also authorized the grant of performance unit awards, to be settled in cash, based on performance criteria tied to the economic value created or preserved by one of Headwaters' business units after December 2007. The grants of these performance units were made in November 2005 and could result in the payment to employees of a maximum amount of approximately
     $3.6 million if all performance criteria are met.

     Property, Plant and Equipment - As of June 30, 2006, Headwaters was
     committed to spend approximately $5.2 million on capital projects that were in various stages of completion.

     Solid Alternative Fuel Facility - Headwaters owns a 19% variable interest in an entity that owns and operates a coal-based solid alternative fuel production facility, where Headwaters is not the primary beneficiary.
     Headwaters' 19% minority interest was acquired in exchange for initial cash payments totaling $0.5 million and an obligation to pay $15.0 million in monthly installments from October 2004 through December 2007. This obligation, recorded in other accrued liabilities and other long-term liabilities in the consolidated balance sheet (totaling approximately $8.4 million at June 30, 2006), bears interest at an 8% rate. Headwaters also agreed to make additional payments to the seller based on a pro-rata allocation of the tax credits generated by the facility, also through
     December 2007. These additional contractual payments are affected by phase-out and, along with the amortization of the $15.5 million investment, are recorded in other expense in the consolidated statements of income and total approximately $4.8 million and $(0.3) million for the three months ended June 30, 2005 and 2006, respectively, and $12.0 million and $5.3 million for the nine months ended June 30, 2005 and 2006, respectively.

     The alternative fuel produced at the facility through December 2007 qualifies for tax credits pursuant to Section 45K of the Internal Revenue
     Code, and Headwaters is entitled to receive its pro-rata share of such tax credits generated based upon its percentage of ownership of the facility.
     Due to the combined effect of the seasonality of Headwaters' operations and the requirement to use an estimated effective tax rate for the year in calculating income taxes, Headwaters is not able to recognize the benefit of all of the tax credits earned in the December and March quarters in its results of operations for those quarters. Tax credits earned but not recognized in the December and March quarters are recognized in the June and September quarters. Even though Headwaters did not fully recognize its portion of the benefits of the tax credits generated in the December and
     March quarters, Headwaters' pro-rata share of costs incurred to generate those tax credits is recognized as other expense as those costs are incurred. Headwaters has the ability, under certain conditions, to limit its liability under the fixed payment obligations currently totaling approximately $8.4 million; therefore, Headwaters' obligation to make all of the above-described payments is effectively limited to the tax benefits
     Headwaters receives.

     Joint Venture Obligations - In 2004, Headwaters entered into an agreement with Degussa AG, an international chemical company based in Germany, to jointly develop and commercialize a process for the direct synthesis of hydrogen peroxide. Under terms of the joint venture agreement, Headwaters paid $1.2 million for its investment in the joint venture in 2004, an additional $1.0 million in October 2005 and is further obligated to pay
     $1.0 million in fiscal 2006. Headwaters has also committed to fund 50% of the joint venture's research and development expenditures, currently limited to (euro)3.0 million, through September 2007, of which approximately (euro)0.9 million (approximately $1.2 million) remains to be paid as of June 30, 2006. Although there is no legal obligation to do so, the joint venture partners currently have long-range plans to eventually invest in large-scale hydrogen peroxide plants using the process for direct synthesis of hydrogen peroxide.

     In April 2006, Degussa Headwaters Korea Co., Ltd. ("DHK"), a joint venture in formation between Degussa AG and Headwaters, entered into a Sale and
     Purchase Agreement ("Purchase Agreement") as purchaser with Kemira
     Chemicals Korea Corporation as seller. The transaction calls for the transfer by the seller of certain assets and liabilities comprising a hydrogen peroxide production business located in Ulsan, South Korea. The base purchase price is (euro)27.5 million payable at closing, which amount will be adjusted by several factors. Headwaters is a principal obligor with respect to all non-financial obligations of DHK and with respect to 50% of all financial obligations of DHK under the Purchase Agreement. The transaction closing is subject to the fulfillment of certain conditions, including the execution of a joint venture agreement between Degussa and
     Headwaters.

     Headwaters also owns a 51% interest in a joint venture with Great River
     Energy, a Minnesota-based power generation and supply cooperative ("GRE"), which was formed to construct, own and operate an ethanol plant in North
     Dakota ("Blue Flint"). The plant is currently expected to begin operating in early calendar 2007 with estimated ethanol production of 50 million gallons annually. Estimated costs to construct the ethanol plant are approximately $84.5 million, with an additional $11.0 million to be used for working capital and start-up costs. As of June 30, 2006, Blue Flint was committed to spend approximately $43.3 million in construction costs. Blue
     Flint expects to fund plant construction and start-up costs with approximately $76.4 million of debt secured by all the assets of Blue
     Flint, along with capital contributions of $9.7 million and $9.4 million from Headwaters and GRE, respectively. Headwaters has made its full capital contribution as of June 30, 2006. The Blue Flint joint venture, which is not a variable interest entity, is being accounted for using the equity method of accounting because both partners have equal voting rights and control over the joint venture.

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

     Costs paid to outside legal counsel for litigation have historically comprised a majority of Headwaters' litigation-related costs. During the nine months ended June 30, 2006, Headwaters recorded a net credit of approximately $(0.5) million for legal matters, including costs for outside legal counsel. The credit in costs for legal matters was due to positive developments in certain legal matters Headwaters is defending, leading to reduced likelihood of ultimate legal liability. Headwaters currently believes the range of potential loss for all unresolved matters, excluding costs for outside counsel, is from $1.0 million up to the amounts sought by claimants and has recorded a total liability as of June 30, 2006 of $1.0 million. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Our outside counsel currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability to Headwaters. It is not possible to estimate what litigation-related costs will be in future periods.

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

     Boynton. In October 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. (This technology is distinct from the technology developed by Headwaters.) This action is factually related to an earlier action brought by certain purported officers and directors of Adtech, Inc. That action was dismissed by the
     United States District Court for the Western District of Tennessee and the
     District Court's order of dismissal was affirmed on appeal. In the current action, the allegations arise from the same facts, but the claims are asserted by certain purported stockholders of Adtech. In June 2002,
     Headwaters received a summons and complaint from the United States District
     Court for the Western District of Tennessee alleging, among other things, fraud, conspiracy, constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and
     Headwaters on the other. The plaintiffs seek declaratory relief and compensatory damages in the approximate amount of between $15.0 million and
     $25.0 million and punitive damages. In February 2006, the District Court dismissed all claims against Headwaters. Also in February 2006, plaintiffs filed their notice of appeal to the United States Court of Appeals for the
     Sixth Circuit. In June 2006, the appeal was transferred to the United
     States Court of Appeals for the Federal Circuit. Because the resolution of the litigation is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

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

     Section 45K Matters - A material amount of Headwaters' consolidated revenues and net income is derived from Headwaters Energy Services' license fees and sales of chemical reagents, both of which depend on the ability of licensees and other customers to manufacture and sell qualified synthetic fuels that generate tax credits under Section 45K [formerly Section 29] of the Internal Revenue Code. Headwaters also claims Section 45K tax credits based upon synthetic fuel sales from facilities in which Headwaters owns an interest. From time to time, issues arise as to the availability of tax credits and the phase-out of credits with the rising price of oil, including the items discussed below.

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

     For calendar 2006, Headwaters estimates that the phase-out range (computed by increasing the 2005 inflation adjustment factor by 2%) begins at $54.27 and completes phase-out at $68.12 per barrel. Congress is considering legislation to change Section 45K phase-out calculations to a prospective rather than retrospective application of the reference price. As of the date hereof, it is too early to accurately estimate a reference price for calendar 2006. However, Headwaters estimates that if average oil prices for the calendar 2006 period to date are maintained for all of calendar 2006, and absent a legislative change to a prospective application of the reference price, partial phase-out would occur. As described in more detail in Note 7, an estimate of the calendar 2006 phase out calculated as of June
     30, 2006, using available information as of that date, resulted in a 69%
     phase out.

     In an environment of high oil prices, the risk of phase-out increases.
     Headwaters' customers and licensees will make their own assessments of phase-out risk. Customers and licensees that perceive a potential negative financial impact from phase-out have reduced or stopped synthetic fuel production or required Headwaters to share in the costs associated with phase-out. Headwaters must make similar assessments with respect to the continued operation of its own synthetic fuel production facilities. As of the date hereof, many of Headwaters' licensees have decided to stop production of synthetic fuel, at least temporarily. These events are materially adversely affecting both the amounts and timing of recognition of Headwaters' revenue, net income and cash flow.

     The amount of license fee revenue recognized by Headwaters for the March and June 2006 quarters was materially negatively affected by no revenues being recognized for several licensees whose license agreements call for
     Headwaters to be paid a portion of the tax credits earned by the licensee.
     Because of the current uncertainty related to phase-out of tax credits for calendar 2006, certain accounting rules governing revenue recognition, requiring that the seller's price to the buyer be "fixed or determinable,"
     at this time preclude revenue recognition for these licensees. Accordingly, revenues for these licensees, which could total approximately $30.0 million
     (calculated based on licensee-reported data, which amount ultimately depends on the phase-out percentage of Section 45K) for the March and June
     2006 quarters, will not be recognized until such time as they become more certain as to reasonable estimation.

     Legislation. Under current law, Section 45K tax credits for synthetic fuel produced from coal expire on December 31, 2007. In addition, there have been initiatives from time to time to consider the early repeal or modification of Section 45K. If Section 45K expires at the end of 2007 or if it is repealed or adversely modified, additional synthetic fuel facilities would probably either close or substantially curtail production.
     At this time, given current prices of coal and costs of synthetic fuel production, Headwaters does not believe that production of synthetic fuel will be profitable absent the tax credits. In addition, if more Headwaters licensees close their facilities or materially reduce production activities
     (whether after 2007, or upon earlier repeal or adverse modification of
     Section 45K, or for any other reason), it would have a further material adverse effect on the revenue, net income and cash flow of Headwaters, in addition to the current material adverse effect caused by phase-out concerns.

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
     The investigation will also address the IRS' administration of Section 29 tax credits." The Subcommittee conducted numerous interviews and received large volumes of data between December 2003 and March 2004. Since that time, to Headwaters' knowledge, there has been little activity regarding the investigation. Headwaters cannot make any assurances as to the timing or ultimate outcome of the Subcommittee investigation, nor can Headwaters predict whether Congress or others may conduct investigations of Section
     45K tax credits in the future. Renewed activity in the Subcommittee investigation, if it occurs, may have a material adverse effect on the willingness of current owners to operate their facilities, and may materially adversely affect Headwaters' revenue, net income and cash flow.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto included elsewhere herein. Headwaters' fiscal year ends on September 30 and unless otherwise noted, future references to 2005 refer to Headwaters'
fiscal quarter and/or nine-month period ended June 30, 2005, and references to
2006 refer to Headwaters' fiscal quarter and/or nine-month period ended June 30,
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

         A material amount of Headwaters' consolidated revenues and net income is derived from Headwaters Energy Services' license fees and sales of chemical reagents, both of which depend on the ability of licensees and other customers to manufacture and sell qualified synthetic fuels that generate tax credits under Section 45K [formerly Section 29] of the Internal Revenue Code. Headwaters
also claims Section 45K tax credits based upon synthetic fuel sales from facilities in which Headwaters owns an interest. From time to time, issues arise as to the availability of tax credits and the phase-out of credits with the rising price of oil, including the items discussed hereafter.

         Under current law, Section 45K tax credits for synthetic fuel produced from coal expire on December 31, 2007. In addition, Section 45K tax credits are subject to phase-out after the average annual domestic wellhead oil price
("reference price") reaches a beginning phase-out threshold price, and are eliminated entirely if the reference price reaches the full phase-out price.
There was no phase-out of Section 45K tax credits for calendar 2005; however, during 2006, higher oil prices have increased the likelihood of a phase-out of tax credits for calendar 2006. As a result, Headwaters' revenue, operating income, income tax provision and cash flow have all been materially negatively affected in 2006. Furthermore, Headwaters' entire fiscal 2006 and fiscal 2007 results could be negatively affected by phase-out.

         Headwaters' acquisition strategy targets businesses that are leading players in their respective industries, that enjoy healthy margins from products and services and that are not overly capital intensive, thus providing additional cash flow that complements the financial performance of Headwaters'
existing business segments. In addition, in 2006, Headwaters has begun to acquire small companies with innovative products that can be marketed using
Headwaters' existing distribution channels. Headwaters is also committed to continuing to invest in HTI's research and development activities which are focused on energy-related technologies and nanotechnology. Headwaters has agreed to a joint venture project to construct, own and operate an ethanol plant located in North Dakota which is currently expected to begin operating in early calendar 2007, and is also beginning to invest in other alternative energy projects such as coal cleaning and the use of nanocatalysts to engineer coal for emissions reduction.

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

         Headwaters' acquisitions of Eldorado and Tapco have created a concentration in the residential housing market. In light of Headwaters' strong market shares in Eldorado's and Tapco's markets, Headwaters has increased production capacity for Eldorado and has initiated the development and marketing of new products from Tapco in order to maintain the historical growth rates of the construction materials segment.

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
However, Headwaters estimates that if average oil prices for the calendar 2006 period to date are maintained for all of calendar 2006, and absent a legislative change to a prospective application of the reference price, partial phase-out would occur. As described in more detail in Note 7 to the consolidated financial statements, an estimate of the calendar 2006 phase out calculated as of June 30,
2006, using available information as of that date, resulted in a 69% phase out.

         In an environment of high oil prices, the risk of phase-out increases.
Headwaters' customers and licensees will make their own assessments of phase-out risk. Customers and licensees that perceive a potential negative financial impact from phase-out have reduced or stopped synthetic fuel production or required Headwaters to share in the costs associated with phase-out. Headwaters must make similar assessments with respect to the continued operation of its own synthetic fuel production facilities. As of the date hereof, many of Headwaters'
licensees have decided to stop production of synthetic fuel, at least temporarily. These events are materially adversely affecting both the amounts and timing of recognition of Headwaters' revenue, net income and cash flow.

         The amount of license fee revenue recognized by Headwaters for the
March and June 2006 quarters was materially negatively affected by no revenues being recognized for several licensees whose license agreements call for
Headwaters to be paid a portion of the tax credits earned by the licensee.
Because of the current uncertainty related to phase-out of tax credits for calendar 2006, certain accounting rules governing revenue recognition, requiring that the seller's price to the buyer be "fixed or determinable," at this time preclude revenue recognition for these licensees. Accordingly, revenues for these licensees, which could total approximately $30.0 million (calculated based on licensee-reported data, which amount ultimately depends on the phase-out percentage of Section 45K) for the March and June 2006 quarters, will not be recognized until such time as they become more certain as to reasonable estimation.

         Legislation. Under current law, Section 45K tax credits for synthetic fuel produced from coal expire on December 31, 2007. In addition, there have been initiatives from time to time to consider the early repeal or modification of Section 45K. If Section 45K expires at the end of 2007 or if it is repealed or adversely modified, additional synthetic fuel facilities would probably either close or substantially curtail production. At this time, given current prices of coal and costs of synthetic fuel production, Headwaters does not believe that production of synthetic fuel will be profitable absent the tax credits. In addition, if more Headwaters licensees close their facilities or materially reduce production activities (whether after 2007, or upon earlier repeal or adverse modification of Section 45K, or for any other reason), it would have a further material adverse effect on the revenue, net income and cash flow of Headwaters, in addition to the current material adverse effect caused by phase-out concerns.

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

Consolidation and Segments

         Consolidation. The consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which
Headwaters has a controlling interest. Headwaters is also required to consolidate any variable interest entities for which it is the primary beneficiary; however, as of June 30, 2006, there are none. For investments in companies in which Headwaters has a significant influence over operating and financial decisions (generally defined as owning a voting or economic interest of 20% to 50%), Headwaters applies the equity method of accounting. In instances where Headwaters' investment is less than 20% and significant influence does not exist, investments are carried at cost. All significant intercompany transactions and accounts are eliminated in consolidation.

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

         The alternative energy segment includes Headwaters' legacy coal-based solid alternative fuels (Section 45K) business and HTI's business of developing catalyst technologies to convert coal and heavy oil into higher-value liquid fuels, as well as nanocatalyst processes and applications. Revenues for this segment consist almost exclusively of sales of chemical reagents and license fees.

         Due to the seasonality of the operations of the construction materials and CCP segments and other factors, Headwaters' consolidated results of operations for the 2006 periods are not indicative of the results to be expected for the full fiscal 2006 year.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

         The information set forth below compares Headwaters' operating results for the three months ended June 30, 2006 ("2006") with operating results for the three months ended June 30, 2005 ("2005").

         Revenue. Total revenue for 2006 decreased by $12.8 million or 4% to
$295.9 million as compared to $308.7 million for 2005. The major components of revenue are discussed in the sections below.

         Construction Materials Segment. Sales of construction materials during
2006 were $162.1 million with a corresponding direct cost of $107.3 million.
Sales of construction materials during 2005 were $147.6 million with a corresponding direct cost of $97.7 million. The increase in sales of construction materials during 2006 was due primarily to increases in volume, which occurred across all major product lines, with a lesser impact from price increases related to passing on to customers raw material cost increases. Gross margin percentage did not change from 2005 to 2006.

         CCP Segment. CCP revenues for 2006 were $74.1 million with a corresponding direct cost of $53.7 million. CCP revenues for 2005 were $69.5 million with a corresponding direct cost of $51.4 million. The gross margin percentage increased 150 basis points from 2005 to 2006. The increase in CCP revenues and gross margin percentage during 2006 was due primarily to upward pricing trends in most concrete markets. CCPs are a substitute for portland cement, and cement shortages have resulted in increased prices for CCPs in several markets.

         Alternative Energy Segment. Headwaters' alternative energy segment revenue consists primarily of chemical reagent sales, license fee revenue related to its solid alternative fuel technologies, and to a lesser extent, sales of synthetic fuel from two solid alternative fuel production facilities that Headwaters owns that began operating in 2005. The major components of revenue for the alternative energy segment are discussed in the sections below.

         A material amount of Headwaters' consolidated revenues and net income is derived from Headwaters' license fees and sales of chemical reagents, both of which depend on the ability of licensees and other customers to manufacture and sell qualified synthetic fuels that generate tax credits under Section 45K
[formerly Section 29] of the Internal Revenue Code. From time to time, issues arise as to the availability of tax credits and the potential phase-out of credits with the rising price of oil, as described in "Section 45K Matters"
above. Due to the significance of these issues, it is not possible to predict the trend of alternative energy revenue in future periods.

         Sales of Chemical Reagents. Chemical reagent sales during 2006 were
$34.9 million with a corresponding direct cost of $26.5 million. Chemical reagent sales during 2005 were $45.0 million with a corresponding direct cost of
$32.1 million. The decrease in chemical reagent sales during 2006 was due to decreased synthetic fuel production by Headwaters' licensees (resulting in decreased sales of $4.2 million) and by customers with whom Headwaters does not have a license agreement (resulting in decreased sales of $5.9 million). The decrease in synthetic fuel production by licensees and other customers is primarily due to the threat of phase-out. It is not possible to predict the trend for sales of chemical reagents in future periods. The gross margin percentage for 2006 of 24% was approximately 400 basis points lower than for
2005, due primarily to increases in the cost of product, which in turn is related to increases in the costs of petroleum-based materials. Headwaters currently believes reagent margins have stabilized at current levels, but changes in the future could occur, depending upon crude oil prices and the availability of raw material feedstocks.

         License Fees. During 2006, Headwaters recognized license fee revenue totaling $12.4 million, a decrease of $29.3 million or 70% from $41.7 million of license fee revenue recognized during 2005. The primary reason for the decrease in license fee revenue in 2006 compared to 2005 relates to no revenues being recognized for several licensees whose license agreements call for Headwaters to be paid a portion of the value of the tax credits earned by the licensee.
Because of the current uncertainty related to phase-out of tax credits for calendar 2006, certain accounting rules governing revenue recognition, requiring that the seller's price to the buyer be "fixed or determinable," at this time preclude revenue recognition for these licensees. Accordingly, revenues for these licensees, which could total approximately $20.0 million (calculated based on licensee-reported data) for the June 2006 quarter if there were no phase out of Section 45K, will not be recognized until such time as they become more certain as to reasonable estimation. Reference is also made to the policy disclosures in Headwaters' Form 10-K, Item 7: Management's Discussion and
Analysis of Financial Condition and Results of Operations, Critical Accounting
Policies and Estimates - License Fee Revenue Recognition. In addition, $13.4 million of the decrease in license fee revenue for 2006 was due to higher revenues in 2005 stemming directly and indirectly from the settlement of the AJG litigation in 2005, which settlement is described in more detail in Note 14 to the consolidated financial statements in the Form 10-K.

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

         Other Alternative Energy Segment Revenues. Sales of synthetic fuel during 2006 were $10.5 million with a corresponding direct cost of $12.3 million. Sales of synthetic fuel during 2005 were $4.8 million with a corresponding direct cost of $5.5 million. The increase in sales of synthetic fuel from 2005 to 2006 was due to the synthetic fuel facilities starting operations in 2005. Revenue from the sale of synthetic fuel has a negative gross margin, which is more than compensated for by the income tax credits expected to be earned from the sales of the synthetic fuel. HTI's revenues are also included in alternative energy revenue, but comprise a minor portion of total segment revenue.

         Research and Development. Research and development expenses decreased by $1.4 million to $3.4 million in 2006 from $4.8 million in 2005. The decrease was primarily attributable to significant one-time stock-based compensation costs in 2005 related to the implementation in 2005 of SFAS No. 123R, as described in detail in Note 12 to the consolidated financial statements in
Headwaters' Form 10-K.

         Selling, General and Administrative Expenses. These expenses decreased
$17.7 million, or 33% to $35.9 million for 2006 from $53.6 million for 2005. The decrease in 2006 was due primarily to significant one-time stock-based compensation costs in 2005 related to the implementation in 2005 of SFAS No.
123R ($22.7 million). In addition, there was a $1.9 million decrease in payroll-related and incentive compensation expenses in 2006 compared to 2005, primarily related to Headwaters' financial performance. Partially offsetting these decreases in expenses was a $5.3 million increase in costs related to legal matters, which increase was due primarily to a credit in legal costs in
2005 of $6.5 million related to the favorable settlement of the AJG litigation.

         Other Income and Expense. During 2006, Headwaters reported net other expense of $7.6 million compared to net other expense of $17.7 million during
2005. The change of $10.1 million was attributable to a decrease in net interest expense of $3.2 million and a decrease in other expenses of $6.9 million. Net interest expense decreased from $11.4 million in 2005 to $8.2 million in 2006, due primarily to significantly lower average levels of long-term debt in 2006 compared to 2005.

         The decrease in other expenses of $6.9 million consisted primarily of a decrease in costs related to Headwaters' investment in the coal-based solid alternative fuel production facility described in Note 10 to the consolidated financial statements. The primary reason for decreased costs for this facility is related to using an estimated phase-out percentage for Section 45K tax credits for calendar 2006 of approximately 69%, all as explained in Note 7 to the consolidated financial statements.

         The alternative fuel produced at the facility through December 2007 qualifies for tax credits pursuant to Section 45K of the Internal Revenue Code, and Headwaters is entitled to receive its pro-rata share of such tax credits generated based upon its percentage of ownership of the facility. Due to the combined effect of the seasonality of Headwaters' operations and the requirement to use an estimated effective tax rate for the year in calculating income taxes,
Headwaters is not able to recognize the benefit of all of the tax credits earned in the December and March quarters in its results of operations for those quarters. Tax credits earned but not recognized in the December and March quarters are recognized in the June and September quarters. Even though
Headwaters did not fully recognize its portion of the benefits of the tax credits generated during 2005 and 2006, Headwaters' pro-rata share of costs incurred to generate the tax credits reflected in the effective tax rate was recognized as other expense through June 30, 2005 and 2006.

         Income Tax Provision. Headwaters' estimated effective income tax rate for the fiscal year ending September 30, 2006 is 32.0%, the rate applied to the nine month period ended June 30, 2006. Additionally, Headwaters recognized a net
$1.7 million benefit during the nine months ended June 30, 2006 ($2.2 million during the three months ended June 30, 2006) for discrete items that did not affect the calculation of the estimated effective income tax rate. Using a 32.0%
rate for the nine month period resulted in an income tax rate of approximately
39.4% for the three months ended June 30, 2006, exclusive of the quarter's discrete items totaling $2.2 million. The rate for 2006 compares to an effective tax rate of approximately 28.9% for the three months ended June 30, 2005. The discrete items benefiting the tax rate in 2006 primarily related to the reversal of accruals for tax liabilities associated with the fiscal year ended September
30, 2002, for which the statute of limitations has expired.

         The increase in the effective tax rate for fiscal 2006 as compared to fiscal 2005 is primarily due to reduced Section 45K [formerly Section 29] tax credits, as explained in detail in Note 7 to the consolidated financial statements. Excluding the effect of the tax credits, Headwaters' estimated effective tax rate for fiscal 2006 would be approximately 40%. For purposes of calculating an estimated effective tax rate for fiscal 2006, Headwaters assumed a phase-out percentage for Section 45K tax credits for calendar 2006 of 69% (see
Note 7). While it is not possible to accurately estimate the entire calendar year 2006 phase-out percentage at the current time, and it is certain that
Headwaters' estimate of the phase-out percentage will change during the year, as of June 30, 2006, an estimated phase-out percentage of 69% is Headwaters' best estimate of what the phase-out percentage for calendar 2006 would be, using available information as of that date. As of March 31, 2006, the estimated phase-out percentage for calendar 2006 was 37%. The effect of the change in estimate of the phase-out percentage from 37% to 69% was recorded to income tax expense in 2006.

         Headwaters adjusts its income tax provision each quarter to yield the estimated effective tax rate for the fiscal year on a cumulative basis, causing each quarter's effective tax rate to vary somewhat. It is probable that
Headwaters' estimate of its effective tax rate for fiscal 2006 will change in the future, necessitating an adjustment in the September 2006 quarter to reflect the impact of the rate change on results for prior fiscal 2006 quarters.

Nine Months Ended June 30, 2006 Compared to Nine Months Ended June 30, 2005

         The information set forth below compares Headwaters' operating results for the nine months ended June 30, 2006 ("2006") with operating results for the nine months ended June 30, 2005 ("2005").

         Revenue. Total revenue for 2006 increased by $96.7 million or 13% to
$846.2 million as compared to $749.5 million for 2005. The major components of revenue are discussed in the sections below.

         Construction Materials Segment. Sales of construction materials during
2006 were $423.7 million with a corresponding direct cost of $288.2 million.
Sales of construction materials during 2005 were $370.5 million with a corresponding direct cost of $248.1 million. The increase in sales of construction materials during 2006 was due primarily to increases in volume, which occurred across all major product lines, with a lesser impact from price increases related to passing on to customers a portion of raw material cost increases. The primary reasons for the decline in gross margin percentage from
2005 to 2006 were higher raw material costs and manufacturing inefficiencies related to expansion of capacity and product lines and restructuring of operations at certain manufacturing facilities.

         CCP Segment. CCP revenues for 2006 were $197.7 million with a corresponding direct cost of $149.0 million. CCP revenues for 2005 were $171.0 million with a corresponding direct cost of $130.9 million. The gross margin percentage increased approximately 100 basis points from 2005 to 2006. The increase in CCP revenues and in the gross margin during 2006 were due primarily to a combination of continued strong demand for CCPs, upward pricing trends in most concrete markets, and increased project revenues. In addition, weather conditions in the south central region of the United States have generally been favorable in 2006. The growth in demand for CCPs is due in part to certain regional shortages in the availability of portland cement for which CCPs are a substitute, which can result in an increased percentage of CCPs being used in concrete. The cement shortages also resulted in increased prices for CCPs in several markets.

         Alternative Energy Segment. Headwaters' alternative energy segment revenue consists primarily of chemical reagent sales, license fee revenue related to its solid alternative fuel technologies, and to a lesser extent, sales of synthetic fuel from two solid alternative fuel production facilities that Headwaters owns that began operating in 2005. The major components of revenue for the alternative energy segment are discussed in the sections below.

         Sales of Chemical Reagents. Chemical reagent sales during 2006 were
$129.4 million with a corresponding direct cost of $97.5 million. Chemical reagent sales during 2005 were $121.7 million with a corresponding direct cost of $85.1 million. The increase in chemical reagent sales during 2006 was due to increased synthetic fuel production by Headwaters' licensees (resulting in increased sales of $11.0 million), partially offset by customers with whom
Headwaters does not have a license agreement (resulting in decreased sales of
$3.3 million). Despite the threat of phase-out, overall sales of chemical reagents for 2006 have increased over 2005; however, sales have slowed considerably in the quarter ended June 30, 2006 as compared to earlier quarters and it is not possible to predict the trend for sales of chemical reagents in future periods. The gross margin percentage for 2006 of 25% was 550 basis points lower than for 2005, due primarily to increases in the cost of product, which in turn is related to increases in the costs of petroleum-based materials.

         License Fees. During 2006, Headwaters recognized license fee revenue totaling $56.9 million, a decrease of $24.0 million or 30% from $80.9 million of license fee revenue recognized during 2005. The primary reason for the decrease in license fee revenue in 2006 compared to 2005 relates to no revenues being recognized for several licensees whose license agreements call for Headwaters to be paid a portion of the value of the tax credits earned by the licensee.
Because of the current uncertainty related to phase-out of tax credits for calendar 2006, certain accounting rules governing revenue recognition, requiring that the seller's price to the buyer be "fixed or determinable," at this time preclude revenue recognition for these licensees. Accordingly, revenues for these licensees, which could total approximately $30.0 million (calculated based on licensee-reported data, which amount ultimately depends on the phase-out percentage of Section 45K) for the March and June 2006 quarters, will not be recognized until such time as they become more certain as to reasonable estimation.

         Other Alternative Energy Segment Revenues. Sales of synthetic fuel during 2006 were $33.9 million with a corresponding direct cost of $39.3 million. Sales of synthetic fuel during 2005 were $4.8 million with a corresponding direct cost of $5.5 million. The increase in sales of synthetic fuel from 2005 to 2006 was due to the synthetic fuel facilities starting operations in spring 2005. Revenue from the sale of synthetic fuel has a negative gross margin, which is more than compensated for by the income tax credits expected to be earned from the sales of the synthetic fuel. HTI's revenues are also included in alternative energy revenue, but comprise a minor portion of total segment revenue.

         Research and Development. Research and development expenses decreased by $0.4 million to $9.7 million in 2006 from $10.1 million in 2005. The decrease was primarily attributable to significant one-time stock-based compensation costs in 2005 related to the implementation in 2005 of SFAS No. 123R.

         Selling, General and Administrative Expenses. These expenses decreased
$19.4 million, or 16% to $103.2 million for 2006 from $122.6 million for 2005.
The decrease in 2006 was due primarily to significant one-time stock-based compensation costs in 2005 related to the implementation in 2005 of SFAS No.
123R ($22.7 million). In addition, there was a $1.2 million decrease in payroll-related and incentive compensation expenses in 2006 compared to 2005 related to Headwaters' financial performance. Partially offsetting these decreases in expenses was a $2.7 million increase in marketing expense related to an effort in the construction materials segment to increase awareness and sales of new products, primarily by Eldorado and Tapco.

         Other Income and Expense. During 2006, Headwaters reported net other expense of $30.8 million compared to net other expense of $57.5 million during
2005. The change of $26.7 million was attributable to a decrease in net interest expense of $20.2 million and a decrease in other expenses of $6.5 million. Net interest expense decreased from $46.0 million in 2005 to $25.8 million in 2006, due primarily to significantly lower average levels of long-term debt in 2006 compared to 2005.

         The decrease in other expenses of $6.5 million consisted primarily of a decrease in costs related to Headwaters' investment in the coal-based solid alternative fuel production facility described in Note 10 to the consolidated financial statements.

         Income Tax Provision. Headwaters' estimated effective income tax rate for the fiscal year ending September 30, 2006 is 32.0%, the rate applied to the nine month period ended June 30, 2006. Additionally, Headwaters recognized a net
$1.7 million benefit during the nine months ended June 30, 2006 for discrete items that did not affect the calculation of the estimated effective income tax rate. The rate for 2006 compares to an effective tax rate of approximately 30.0%
for the nine months ended June 30, 2005. The discrete items benefiting the tax rate in 2006 primarily related to the reversal of accruals for tax liabilities associated with the fiscal year ended September 30, 2002, for which the statute of limitations has expired.

         The increase in the effective tax rate for fiscal 2006 as compared to fiscal 2005 is primarily due to reduced Section 45K [formerly Section 29] tax credits, as explained in detail in Note 7 to the consolidated financial statements. Excluding the effect of the tax credits, Headwaters' estimated effective tax rate for fiscal 2006 would be approximately 40%. For purposes of calculating an estimated effective tax rate for fiscal 2006, Headwaters assumed a phase-out percentage for Section 45K tax credits for calendar 2006 of 69% (see
Note 7). While it is not possible to accurately estimate the entire calendar year 2006 phase-out percentage at the current time, and it is certain that
Headwaters' estimate of the phase-out percentage will change during the year, as of June 30, 2006, an estimated phase-out percentage of 69% is Headwaters' best estimate of what the phase-out percentage for calendar 2006 would be, using available information as of that date. As of March 31, 2006, the estimated phase-out percentage for calendar 2006 was 37%.

         Headwaters adjusts its income tax provision each quarter to yield the estimated effective tax rate for the fiscal year on a cumulative basis, causing each quarter's effective tax rate to vary somewhat. It is probable that
Headwaters' estimate of its effective tax rate for fiscal 2006 will change in the future, necessitating an adjustment in the September 2006 quarter to reflect the impact of the rate change on results for prior fiscal 2006 quarters.

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

Liquidity and Capital Resources

         Summary of Cash Flow Activities. Net cash provided by operating activities during the nine months ended June 30, 2006 ("2006") was $172.7 million compared to $123.6 million during the nine months ended June 30, 2005
("2005"). While net income was not materially different in the two periods, changes in operating assets and liabilities between 2005 and 2006 were significant, including in 2006 the receipt of the final $70.0 million payment due from the litigation settlement reached with AJG in fiscal 2005. In both periods, the primary investing activity consisted of the purchase of property, plant and equipment. In 2006, another significant investing activity was payments for acquisitions. The primary financing activity for both periods consisted of repayments of long-term debt. In 2005, proceeds from the issuance of common stock was also a significant financing activity. More details about
Headwaters' investing and financing activities are provided in the following paragraphs.

         Investing Activities. Expenditures for property, plant and equipment in
2006 were not materially different from the 2005 amount. Most of the capital expenditures in both periods were incurred by the construction materials segment, however in fiscal 2006, a higher proportion of total capital expenditures are being incurred by the CCP and alternative energy segments, as compared to 2005. A significant portion of Headwaters' planned future capital expenditures represent expansion of operations, rather than maintenance of operating capacity. Capital expenditures for fiscal 2006 are limited to $72.0 million by the senior debt covenants. The unused amounts of Headwaters' annual capital expenditures limits in the senior debt agreements can generally be carried over from year to year. As of June 30, 2006, Headwaters was committed to spend approximately $5.2 million on capital projects that were in various stages of completion.

         Headwaters intends to continue to expand its business through growth of existing operations, commercialization of technologies currently being developed, and strategic acquisitions of products or entities that expand
Headwaters' current operating platform. Acquisitions are an important part of
Headwaters' business strategy and to that end, Headwaters routinely reviews potential complementary acquisitions, including those in the areas of construction materials, CCP marketing, and coal and catalyst technologies. It is possible that some portion of future cash and cash equivalents and/or proceeds from the issuance of stock or debt will be used to fund acquisitions of complementary businesses in the chemical, energy, building products and related industries. The senior secured credit agreement limits acquisitions in the aggregate to $50.0 million of cash consideration and $20.0 million of non-cash consideration, with no more than $30.0 million of cash consideration in any one acquisition, unless Headwaters' "total leverage ratio," as defined, is less than or equal to 3.50:1.0, after giving effect to an acquisition, in which case the foregoing limitations do not apply. The senior secured credit agreement also limits the amount Headwaters can invest in joint ventures and other less than
100%-owned entities.

         As described in Note 3 to the consolidated financial statements in the
Form 10-K, Headwaters agreed to pay an earn-out to the sellers of SCP if a specified earnings target was exceeded during the 12 months ended December 31,
2005 (the earn-out period). The earn-out consideration totaled $9.5 million and was recorded as additional goodwill. It was paid to the former owners of SCP, one of whom is a current officer of Headwaters, in April 2006.

         During the nine months ended June 30, 2006, Headwaters acquired certain assets and assumed certain liabilities of four privately-held companies. Total consideration for these four acquisitions was approximately $16.3 million, of which $14.8 million was paid prior to June 30, 2006. Subsequent to June 30,
2006, Headwaters acquired certain assets and assumed certain liabilities of an additional company, for consideration of approximately $2.0 million. Pursuant to contractual terms for four of the acquisitions, additional amounts may be payable in the future, based on certain net revenues or the achievement of stipulated revenue or earnings targets in future periods. Four of the five acquisitions are in the construction materials segment and one is in the alternative energy segment.

         In 2004, Headwaters entered into an agreement with Degussa AG, an international chemical company based in Germany, to jointly develop and commercialize a process for the direct synthesis of hydrogen peroxide. Under terms of the joint venture agreement, Headwaters paid $1.2 million for its investment in the joint venture in 2004, an additional $1.0 million in October
2005 and is further obligated to pay $1.0 million in fiscal 2006. Headwaters has also committed to fund 50% of the joint venture's research and development expenditures, currently limited to (euro)3.0 million, through September 2007, of which approximately (euro)0.9 million (approximately $1.2 million) remains to be paid as of June 30, 2006. Although there is no legal obligation to do so, the joint venture partners currently have long-range plans to eventually invest in large-scale hydrogen peroxide plants using the process for direct synthesis of hydrogen peroxide.

         In April 2006, Degussa Headwaters Korea Co., Ltd. ("DHK"), a joint venture in formation between Degussa AG and Headwaters, entered into a Sale and
Purchase Agreement ("Purchase Agreement") as purchaser with Kemira Chemicals
Korea Corporation as seller. The transaction calls for the transfer by the seller of certain assets and liabilities comprising a hydrogen peroxide production business located in Ulsan, South Korea. The base purchase price is
(euro)27.5 million payable at closing, which amount will be adjusted by several factors. Headwaters is a principal obligor with respect to all non-financial obligations of DHK and with respect to 50% of all financial obligations of DHK under the Purchase Agreement. The transaction closing is subject to the fulfillment of certain conditions, including the execution of a joint venture agreement between Degussa and Headwaters.

         Headwaters also owns a 51% interest in a joint venture with Great River
Energy, a Minnesota-based power generation and supply cooperative ("GRE"), which was formed to construct, own and operate an ethanol plant in North Dakota ("Blue
Flint"). The plant is currently expected to begin operating in early calendar
2007 with estimated ethanol production of 50 million gallons annually. Estimated costs to construct the ethanol plant are approximately $84.5 million, with an additional $11.0 million to be used for working capital and start-up costs. As of June 30, 2006, Blue Flint was committed to spend approximately $43.3 million in construction costs. Blue Flint expects to fund plant construction and start-up costs with approximately $76.4 million of debt secured by all the assets of Blue Flint, along with capital contributions of $9.7 million and $9.4 million from Headwaters and GRE, respectively. Headwaters has made its full capital contribution as of June 30, 2006. The Blue Flint joint venture, which is not a variable interest entity, is being accounted for using the equity method of accounting because both partners have equal voting rights and control over the joint venture.

         Financing Activities. Due to the issuance of senior debt in September
2004 and the covenants associated with that debt, Headwaters currently has limitations on its ability to obtain significant additional amounts of long-term debt. However, Headwaters has experienced strong positive cash flow from operations and in fiscal 2005 issued common stock which together has enabled
Headwaters to repay a substantial amount of its long-term debt prior to the scheduled maturities. Headwaters expects its positive cash flow to continue in the future and also has the ability to access the equity markets.

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

         Reference is made to Note 6 to the consolidated financial statements for information about Headwaters' outstanding long-term debt (including 2006 repayments and future maturities), interest rate hedges, and compliance with debt covenants. Headwaters may, in the future, make optional prepayments of the senior debt depending on actual cash flows, Headwaters' current and expected cash requirements and other applicable factors deemed significant by management.

         As provided for in the senior debt agreements, Headwaters has available
$60.0 million under a revolving credit arrangement. Borrowings under the revolving credit arrangement are generally subject to the terms of the first lien loan agreement and bear interest at either LIBOR plus 1.75% to 2.5%
(depending on Headwaters' "total leverage ratio," as defined), or the base rate plus 0.75% to 1.5%. Borrowings and reborrowings of any available portion of the
$60.0 million revolver can be made at any time through September 2009, when all loans must be repaid and the revolving credit arrangement terminates. The fees for the unused portion of the revolving credit arrangement range from 0.5% to
0.75% (depending on Headwaters' "total leverage ratio," as defined). There were no borrowings outstanding under the revolving credit arrangement as of June 30,
2006, or subsequent thereto. The credit agreement also allows for the issuance of letters of credit, provided there is capacity under the revolving credit arrangement. As of June 30, 2006, eight letters of credit totaling $6.9 million were outstanding, with expiration dates ranging from September 2006 to December
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

         In 2006, cash proceeds from the exercise of options and employee stock purchases totaled $8.3 million, compared to $7.8 million of proceeds in 2005.
Option exercise activity is largely dependent on Headwaters' stock price and is not predictable. To the extent non-qualified stock options are exercised, or there are disqualifying dispositions of shares obtained upon the exercise of incentive stock options, Headwaters receives an income tax deduction generally equal to the income recognized by the optionee. Such amounts, reflected in cash flows from financing activities in the consolidated statements of cash flows, were $(2.3) million in 2006 and $6.3 million in 2005. The negative amount in
2006 was caused by a reversal of amounts pertaining to prior periods, stemming from adjustments related to an ongoing IRS audit.

         Working Capital. During 2006, Headwaters' working capital increased by
$23.7 million, to $141.0 million as of June 30, 2006. Headwaters expects operations to produce positive cash flows in future periods and believes working capital, along with available borrowings under the revolving credit arrangement, will be sufficient for operating needs for the next 12 months.

         Income Taxes. Headwaters' cash requirements for income taxes generally approximate the income tax provision; however, there is usually some lag in paying estimated taxes during a fiscal year due to the seasonality of operations and because estimated income tax payments are typically based on annualizing the fiscal year's income based on year-to-date results. There is also some lag in realizing the cash benefits from the utilization of tax credits due to the interaction of Headwaters' September 30 fiscal year end and the different fiscal year ends of the entities through which Headwaters receives the tax credits. In fiscal 2006, there is more variability in the relationship between the income tax provision and income tax payments because the effective tax rate calculation is materially dependent upon the estimated phase-out percentage of Section 45K tax credits. The phase-out percentage is subject to material change at this date because it is dependent on oil prices for the remainder of calendar 2006, which are not predictable. Therefore, the estimated fiscal 2006 effective tax rate reflected in the consolidated financial statements is also subject to material change.

         As discussed previously, cash payments for income taxes are reduced for tax deductions resulting from disqualifying dispositions of incentive stock options and from the exercise of non-qualified stock options, which cash amounts were a negative $2.3 million in 2006. Option exercise activity is largely dependent on Headwaters' stock price and is not predictable. Likewise, it is not possible to estimate what tax benefits may be realized from future option exercises.

         Headwaters' estimated effective income tax rate for the fiscal year ending September 30, 2006 is 32.0%, the rate applied to the nine month period ended June 30, 2006. Additionally, Headwaters recognized a net $1.7 million benefit during the nine months ended June 30, 2006 for discrete items that did not affect the calculation of the estimated effective income tax rate. The rate for 2006 compares to an effective tax rate of approximately 30.0% for the nine months ended June 30, 2005. The discrete items benefiting the tax rate in 2006 primarily related to the reversal of accruals for tax liabilities associated with the fiscal year ended September 30, 2002, for which the statute of limitations has expired.

         The increase in the effective tax rate for fiscal 2006 as compared to fiscal 2005 is primarily due to reduced Section 45K [formerly Section 29] tax credits, as explained in detail in Note 7 to the consolidated financial statements. Excluding the effect of the tax credits, Headwaters' estimated effective tax rate for fiscal 2006 would be approximately 40%. For purposes of calculating an estimated effective tax rate for fiscal 2006, Headwaters assumed a phase-out percentage for Section 45K tax credits for calendar 2006 of 69% (see
Note 7). While it is not possible to accurately estimate the entire calendar year 2006 phase-out percentage at the current time, and it is certain that
Headwaters' estimate of the phase-out percentage will change during the year, as of June 30, 2006, an estimated phase-out percentage of 69% is Headwaters' best estimate of what the phase-out percentage for calendar 2006 would be, using available information as of that date. As of March 31, 2006, the estimated phase-out percentage for calendar 2006 was 37%. The effect of the change in estimate of the phase-out percentage from 37% to 69% was recorded to income tax expense in the quarter ended June 30, 2006.

         Summary of Future Cash Requirements. Significant future cash uses, in addition to operational working capital requirements, including income tax payments, are currently expected to consist primarily of capital expenditures, debt service payments on outstanding long-term debt, and potential additional acquisitions.

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

         Costs paid to outside legal counsel for litigation have historically comprised a majority of Headwaters' litigation-related costs. During the nine months ended June 30, 2006, Headwaters recorded a net credit of approximately
$(0.5) million for legal matters, including costs for outside legal counsel. The credit in costs for legal matters was due to positive developments in certain legal matters Headwaters is defending, leading to reduced likelihood of ultimate legal liability. Headwaters currently believes the range of potential loss for all unresolved matters, excluding costs for outside counsel, is from $1.0 million up to the amounts sought by claimants and has recorded a total liability as of June 30, 2006 of $1.0 million. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Our outside counsel currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability to Headwaters. It is not possible to estimate what litigation-related costs will be in future periods.

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

         During the quarter ended June 30, 2006, the Compensation Committee of
Headwaters' Board of Directors (the "Committee") authorized the grant of long-term incentive cash bonus awards to certain officers and employees. The awards were granted subsequent to June 30, 2006 under Headwaters' Long Term
Incentive Compensation Plan approved by stockholders in March 2005. In accordance with terms of the awards, cash payments will be based on several factors, including the achievement of stipulated financial goals as measured by economic value added ("EVA") over a three-year period by Headwaters and its operating units. Payments for these awards may not exceed $30.0 million in the aggregate.

         Also during the June 2006 quarter, the Committee approved "Executive
Change in Control Agreements" with 12 officers, which agreements will be executed subsequent to June 30, 2006. Upon a change in control, as defined, the agreements will provide for immediate vesting and exercisability of all outstanding stock awards. In addition, if termination of employment occurs within a specified period of a change in control, the agreements provide for i)
severance pay equal to two times the sum of an officer's current annual salary plus the highest cash bonus paid or payable for any single year in the three-year period commencing two years prior to the year in which the change in control occurs; and ii) continuance of health and other benefits and perquisites for a two-year period following the change in control. If terminations associated with a change in control would have occurred on June 30, 2006, the severance payments due to the 12 officers would have aggregated approximately
$19.3 million.

         As described in more detail in Note 12 to the consolidated financial statements in the Form 10-K, during fiscal 2005 the Committee authorized the grant of several stock incentive awards. At that time, the Committee also authorized the grant of performance unit awards, to be settled in cash, based on performance criteria tied to the economic value created or preserved by one of
Headwaters' business units after December 2007. The grants of these performance units were made in November 2005 and could result in the payment to employees of a maximum amount of approximately $3.6 million if all performance criteria are met.

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

         As described in more detail in Note 6 to the consolidated financial statements, Headwaters has approximately $422.7 million of variable-rate long-term debt outstanding as of June 30, 2006, consisting of $415.3 million of senior debt and $7.4 million of notes payable to a bank. There was approximately
$481.4 million of variable-rate long-term debt outstanding as of September 30,
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
Headwaters accounts for the agreements which limit its variable interest rate exposure as cash flow hedges, and accordingly, the fair market value of the hedges is reflected in the consolidated balance sheet as either other assets or other liabilities. The market value of the hedges can fluctuate significantly over a relatively short period of time. The hedges had a market value at June
30, 2006 of approximately $3.1 million, which, net of $1.2 million of income taxes, represents other comprehensive income.

         Considering all outstanding balances of variable-rate debt (reduced by the $150.0 million of senior debt that effectively has a fixed interest rate until September 8, 2007) and required principal repayments, a change in the interest rate of 1% would change Headwaters' interest expense by approximately
$2.7 million during the 12 months ending June 30, 2007.

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

         Headwaters' management evaluated, with the participation of Headwaters'
CEO and CFO, the effectiveness of its disclosure controls and procedures as of
June 30, 2006, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the
Exchange Act. This evaluation included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Headwaters' management, including the CEO and CFO, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Based on their review and evaluation, and subject to the inherent limitations described above, Headwaters' CEO and CFO have concluded that
Headwaters' disclosure controls and procedures (as defined in Rules 13a-15(e)
and 15d-15(e) under the Exchange Act) were effective as of June 30, 2006.

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

         There has been no change in Headwaters' internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, Headwaters' internal control over financial reporting.

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
However, Headwaters estimates that based on actual oil prices for January through April 2006 and published NYMEX oil prices for May through December 2006, and absent a legislative change to a prospective application of the reference price, a 69% phase-out would result. If the Section 45K tax credits are phased out in whole or in material part, the amounts and timing of recognition of
Headwaters revenue, net income and cash flow will be severely affected.

         The rising price of oil has had a significant impact on the decisions of facility owners concerning alternative fuel production beginning with the first quarter of calendar year 2006. Headwaters and its licensees and customers closely watch oil price trends and will continue to consider whether or not to operate facilities in the rest of calendar 2006 depending upon their respective views of future oil prices. Some facility owners have attempted to protect their positions by purchasing oil futures hedges and have requested that Headwaters share the cost of such hedges, while others have considered these actions too risky and expensive, and have elected to simply curtail or eliminate production based upon an assessment that high oil prices indicate phase-out likelihood.
Thus far in 2006, many of Headwaters' licensees and reagent customers have idled production at their alternative fuel facilities, bringing the total idled alternative lines to at least 33, representing approximately [ ]% of fiscal 2005 reagent sales and license fees. This number could increase at any time and licensees and reagent customers continue to evaluate their particular circumstances in light of volatile oil prices and anticipated phase-out of credits. Headwaters must also make assessments with respect to the continued
operation of its own synthetic fuel production facilities. Decisions to stop operation of Headwaters' own synthetic fuel production facilities will increase its tax rate for the year in which production is curtailed; Headwaters'
effective tax rate for 2006 has already been increased. Decisions by Headwaters or our licensees or customers to further curtail or eliminate production will severely affect profitability and cash flow, including the timing of recognition of revenue.

         Legislation was proposed in Congress for inclusion in the 2006 tax reconciliation bill to change Section 45K phase-out calculations to a prospective rather than retrospective application of the reference price. Such proposed legislation would have impacted the potential phase-out of production tax credits for 2006 with the result that customers could resume their alternative fuel activities. However, this provision was not included in the reconciliation bill as enacted. The proposed legislation is under consideration for inclusion in subsequent legislation, such as an "extenders" bill, but
Headwaters cannot predict if any legislation will be enacted as proposed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS

         The following exhibits are included herein:

                 10.93.3    Amendment No. 5 to the Credit Agreement among Headwaters and various lenders     *
                              dated as of June 27, 2006
                 12         Computation of ratio of earnings to combined fixed charges and preferred         *
                              stock dividends
                 31.1       Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer                *
                 31.2       Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer                *
                 32         Section 1350 Certifications of Chief Executive Officer and Chief Financial       *
                              Officer
                 99.16      Form of 2006 Long-Term Incentive Cash Bonus Agreement                            *
                 99.17      Form of 2006 Executive Change in Control Agreement                               *
                  -----------------------

                  *        Filed herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HEADWATERS INCORPORATED

Date: July 27, 2006                   By: /s/ Kirk A. Benson
                                         Kirk A. Benson, Chief Executive Officer
                                                (Principal Executive Officer)

Date: July 27, 2006                   By: /s/ Scott K. Sorensen
                                         Scott K. Sorensen, Chief Financial Officer
                                         (Principal Financial Officer)

