Form 10-Q/A
period 2006-06-30
HEADWATERS INC
filed 2006-07-27
CIK 1003344

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
-------------------------------------------------------------- ---------------- -----------------

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

                                                   HEADWATERS INCORPORATED

                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                         (Unaudited)

                                                    Three Months Ended June 30,        Nine Months Ended June 30,
                                                ------------------------------------ --------------------------------
(in thousands, except per-share data)                       2005               2006            2005             2006
----------------------------------------------- ----------------- ------------------ --------------- ----------------
Revenue:
     Construction materials                             $147,582           $162,067        $370,467         $423,744
     Coal combustion products                             69,453             74,068         170,973          197,724
     Alternative energy                                   91,694             59,794         208,097          224,692
                                                ----------------- ------------------ --------------- ----------------
          Total revenue                                  308,729            295,929         749,537          846,160

Cost of revenue:
     Construction materials                               97,720            107,264         248,140          288,200
     Coal combustion products                             51,436             53,714         130,882          149,022
     Alternative energy                                   37,874             40,147          91,119          140,395
                                                ----------------- ------------------ --------------- ----------------
          Total cost of revenue                          187,030            201,125         470,141          577,617
                                                ----------------- ------------------ --------------- ----------------

Gross profit                                             121,699             94,804         279,396          268,543

Operating expenses:
     Amortization                                          6,126              6,278          18,322           18,419
     Research and development                              4,758              3,363          10,109            9,682
     Contract litigation settlement                      (38,252)                --         (38,252)              --
     Selling, general and administrative                  53,598             35,921         122,585          103,192
                                                ----------------- ------------------ --------------- ----------------
        Total operating expenses                          26,230             45,562         112,764          131,293
                                                ----------------- ------------------ --------------- ----------------

Operating income                                          95,469             49,242         166,632          137,250

Other income (expense):
     Net interest expense                                (11,364)            (8,156)        (45,967)         (25,816)
     Other, net                                           (6,375)               541         (11,514)          (4,960)
                                                ----------------- ------------------ --------------- ----------------
          Total other income (expense), net              (17,739)            (7,615)        (57,481)         (30,776)
                                                ----------------- ------------------ --------------- ----------------

Income before income taxes                                77,730             41,627         109,151          106,474

Income tax provision                                     (22,440)           (14,220)        (32,750)         (32,370)
                                                ----------------- ------------------ --------------- ----------------

Net income                                              $ 55,290           $ 27,407        $ 76,401         $ 74,104
                                                ================= ================== =============== ================

Basic earnings per share                                $   1.35           $   0.65        $   2.07         $   1.77
                                                ================= ================== =============== ================

Diluted earnings per share                              $   1.17           $   0.58        $   1.81         $   1.58
                                                ================= ================== =============== ================

                                                See accompanying notes.

                                                     HEADWATERS INCORPORATED

                         CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                                             For the Nine Months Ended June 30, 2006

                                              Common stock       Capital in                                         Total
                                            -------------------    excess     Retained  Treasury stock,         stockholders'
(in thousands)                               Shares    Amount   of par value  earnings      at cost      Other     equity
------------------------------------------- -------- ---------- ------------ ---------- --------------- ------- -------------

Balances as of September 30, 2005            41,842       $42     $489,602    $197,808      $(2,419)     $1,280   $686,313

Exercise of stock options and
  stock appreciation rights                     461        --        6,365                                           6,365

Tax benefit from exercise of stock
  options and stock appreciation rights,
  net of reversals pertaining to prior
  periods                                                           (2,291)                                         (2,291)

69 shares of treasury stock transferred
  to employee stock purchase plan, at cost                           1,764                      190                  1,954

Stock-based compensation                          2        --        5,239                                           5,239

Other comprehensive income - unrealized
  gain on cash flow hedges, net of taxes                                                                    610        610

Net income for the nine months
  ended June 30, 2006                                                           74,104                              74,104
                                            -------- ---------- ------------ ---------- --------------- ------- -------------
Balances as of June 30, 2006                 42,305       $42     $500,679    $271,912      $(2,229)     $1,890   $772,294
                                            ======== ========== ============ ========== ==============  ======= =============

                                                    See accompanying notes.

                                             HEADWATERS INCORPORATED

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                    Nine Months Ended June 30,
                                                                                  --------------------------------
(in thousands)                                                                            2005             2006
--------------------------------------------------------------------------------- --------------- ----------------

Cash flows from operating activities:
Net income                                                                             $  76,401       $  74,104
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                        41,318          46,955
     Non-cash stock-based compensation expense                                            32,444           5,239
     Non-cash interest expense related to amortization of debt issue costs                 8,744           2,231
     Amortization of non-refundable license fees                                         (11,327)        (16,551)
     Deferred income taxes                                                               (18,355)          5,931
     Net loss on disposition of property, plant and equipment                                125               2
     Decrease (increase) in trade receivables                                            (32,397)         30,122
     Increase in inventories                                                             (17,937)        (11,606)
     Increase (decrease) in accounts payable and accrued liabilities                      53,898         (25,713)
     Other changes in operating assets and liabilities, net                               (9,265)         61,972
                                                                                  --------------- ----------------
Net cash provided by operating activities                                                123,649         172,686
                                                                                  --------------- ----------------

Cash flows from investing activities:
     Purchase of property, plant and equipment                                           (43,047)        (39,049)
     Payments for acquisitions, net of cash acquired                                          --         (24,297)
     Investments in joint ventures and net increase in other assets                       (3,894)        (11,735)
     Proceeds from disposition of property, plant and equipment                              265           1,081
                                                                                  --------------- ----------------
Net cash used in investing activities                                                    (46,676)        (74,000)
                                                                                  --------------- ----------------

Cash flows from financing activities:
     Net proceeds from issuance of long-term debt                                         29,332              --
     Payments on long-term debt                                                         (329,176)        (58,717)
     Net proceeds from issuance of common stock                                          198,817              --
     Proceeds from exercise of stock options                                               6,378           6,365
     Income tax benefit from exercise of stock options and
       stock appreciation rights (net of reversals pertaining
       to prior periods)                                                                   6,309          (2,291)
     Employee stock purchases                                                              1,394           1,954
                                                                                  --------------- ----------------
Net cash used in financing activities                                                    (86,946)        (52,689)
                                                                                  --------------- ----------------

Net increase (decrease) in cash and cash equivalents                                      (9,973)         45,997

Cash and cash equivalents, beginning of period                                            20,851          13,666
                                                                                  --------------- ----------------

Cash and cash equivalents, end of period                                               $  10,878       $  59,663
                                                                                  =============== ================

Supplemental schedule of non-cash investing and financing activities:
  Purchase of variable interest in solid alternative fuel facility in
    exchange for commitment to make future payments                                    $   7,500       $      --
  Increase in accrued liabilities for earn-out and other acquisition-related
    commitments                                                                               --           1,500

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

                                                                    Three Months Ended June 30, 2005
                                                  ---------------------------------------------------------------------
                                                  Construction                 Alternative
       (in thousands)                               Materials       CCPs         Energy      Corporate       Totals
       ------------------------------------------ -------------- ------------ ------------- ------------- -------------

       Segment revenue                                 $147,582      $69,453       $91,694     $     --      $308,729
                                                  ============== ============ ============= ============= =============

       Depreciation and amortization                   $ (8,700)     $(3,192)      $(1,662)         (81)     $(13,635)
                                                  ============== ------------ ------------- ------------- -------------

       Operating income (loss)                         $ 16,919      $ 9,297       $86,261     $(17,008)     $ 95,469
                                                  ============== ============ ============= =============
            Net interest expense                                                                              (11,364)
            Other income (expense), net                                                                        (6,375)
            Income tax provision                                                                              (22,440)
                                                                                                          -------------
       Net income                                                                                            $ 55,290
                                                                                                          =============

       Capital expenditures                            $ 14,393      $ 2,265       $ 2,839     $      41     $ 19,538
                                                  ============== ============ ============= ============= =============

                                                                    Three Months Ended June 30, 2006
                                                  ---------------------------------------------------------------------
                                                  Construction                 Alternative
       (in thousands)                               Materials       CCPs         Energy      Corporate       Totals
       ------------------------------------------ -------------- ------------ ------------- ------------- -------------

       Segment revenue                                 $162,067      $74,068       $59,794      $    --      $295,929
                                                  ============== ============ ============= ============= =============

       Depreciation and amortization                   $(10,919)     $(3,146)      $(2,014)     $   (96)     $(16,175)
                                                  ============== ============ ============= ============= =============

       Operating income (loss)                         $ 29,063      $14,184       $14,175      $(8,180)     $ 49,242
                                                  ============== ============ ============= =============
            Net interest expense                                                                               (8,156)
            Other income (expense), net                                                                           541
            Income tax provision                                                                              (14,220)
                                                                                                          -------------
       Net income                                                                                            $ 27,407
                                                                                                          =============

       Capital expenditures                            $  9,270      $ 2,342       $ 2,782      $     51     $ 14,445
                                                  ============== ============ ============= ============= =============

                                                                    Nine Months Ended June 30, 2005
                                                  ---------------------------------------------------------------------
                                                  Construction                 Alternative
       (in thousands)                               Materials       CCPs         Energy      Corporate       Totals
       ------------------------------------------ -------------- ------------ ------------- ------------- -------------

       Segment revenue                               $  370,467     $170,973      $208,097     $      --   $  749,537
                                                  ============== ============ ============= ============= =============

       Depreciation and amortization                 $  (27,445)    $ (9,487)     $ (4,154)    $   (232)   $  (41,318)
                                                  ============== ============ ============= ============= =============

       Operating income (loss)                       $   43,593     $ 18,089      $137,175     $(32,225)   $  166,632
                                                  ============== ============ ============= =============
            Net interest expense                                                                              (45,967)
            Other income (expense), net                                                                       (11,514)
            Income tax provision                                                                              (32,750)
                                                                                                          -------------
       Net income                                                                                          $   76,401
                                                                                                          =============

       Capital expenditures                          $   33,382     $  5,664      $  3,770     $     231   $   43,047
                                                  ============== ============ ============= ============= =============

       Segment Assets as of June 30, 2005            $1,135,629     $314,013      $146,285     $  48,649   $1,644,576
                                                  ============== ============ ============= ============= =============

                                                                    Nine Months Ended June 30, 2006
                                                  ---------------------------------------------------------------------
                                                  Construction                 Alternative
       (in thousands)                               Materials       CCPs         Energy      Corporate       Totals
       ------------------------------------------ -------------- ------------ ------------- ------------- -------------

       Segment revenue                               $  423,744     $197,724      $224,692      $     --   $  846,160
                                                  ============== ============ ============= ============= =============

       Depreciation and amortization                 $  (31,648)    $ (9,472)     $ (5,551)     $   (284)  $  (46,955)
                                                  ============== ============ ============= ============= =============

       Operating income (loss)                       $   57,321     $ 28,925      $ 67,271      $(16,267)  $  137,250
                                                  ============== ============ ============= =============
            Net interest expense                                                                              (25,816)
            Other income (expense), net                                                                        (4,960)
            Income tax provision                                                                              (32,370)
                                                                                                          -------------
       Net income                                                                                          $   74,104
                                                                                                          =============

       Capital expenditures                          $   24,847     $  7,099      $  6,607      $    496   $   39,049
                                                  ============== ============ ============= ============= =============

       Segment Assets as of June 30, 2006            $1,160,267     $310,789      $ 79,915      $101,438   $1,652,409
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

                                                         Three Months Ended June 30,      Nine Months Ended June 30,
                                                     -------------------------------- -------------------------------
         (in thousands, except per-share data)                 2005             2006            2005            2006
         ------------------------------------------- --------------- ---------------- --------------- ---------------

         Numerator:
         Numerator for basic earnings per share -
           net income                                       $55,290          $27,407         $76,401         $74,104
         Interest expense related to convertible
           senior subordinated notes, net of taxes            1,052              892           3,100           3,022
                                                     --------------- ---------------- --------------- ---------------
         Numerator for diluted earnings per share -
           net income plus interest expense related
           to convertible notes, net of taxes               $56,342          $28,299         $79,501         $77,126
                                                     =============== ================ =============== ===============

         Denominator:
         Denominator for basic earnings per share -
           weighted-average shares outstanding               41,019           41,984          36,877          41,813

         Effect of dilutive securities:
           Shares issuable upon exercise of options
             and SARs                                         1,227              809           1,245           1,145
           Shares issuable upon conversion of
             convertible notes                                5,750            5,750           5,750           5,750
                                                     --------------- ---------------- --------------- ---------------
         Total potential dilutive shares                      6,977            6,559           6,995           6,895
                                                     --------------- ---------------- --------------- ---------------
         Denominator for diluted earnings per
           share - weighted-average shares
           outstanding after assumed exercises
           and conversions                                   47,996           48,543          43,872          48,708
                                                     =============== ================ =============== ===============

         Basic earnings per share                           $  1.35          $  0.65         $  2.07         $  1.77
                                                     =============== ================ =============== ===============

         Diluted earnings per share                         $  1.17          $  0.58         $  1.81         $  1.58
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
Thus far in 2006, many of Headwaters' licensees and reagent customers have idled production at their alternative fuel facilities, bringing the total idled alternative fuel lines to at least 33, representing approximately 75% of fiscal
2005 reagent sales and license fees. This number could increase at any time and licensees and reagent customers continue to evaluate their particular circumstances in light of volatile oil prices and anticipated phase-out of credits. Headwaters must also make assessments with respect to the continued
operation of its own synthetic fuel production facilities. Decisions to stop operation of Headwaters' own synthetic fuel production facilities will increase its tax rate for the year in which production is curtailed; Headwaters'
effective tax rate for 2006 has already been increased. Decisions by Headwaters or our licensees or customers to further curtail or eliminate production will severely affect profitability and cash flow, including the timing of recognition of revenue.

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

