Form 10-K
period 2006-09-30
HEADWATERS INC
filed 2006-11-22
CIK 1003344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended September 30, 2006,

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 1-32459

HEADWATERS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	87-0547337
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

10653 South River Front Parkway, Suite 300 South Jordan, UT	84095
(Address of principal executive offices)	(Zip Code)

(801) 984-9400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2006 was $1,631,587,796, based upon the closing price on the New York Stock Exchange reported for such date. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

        The number of shares outstanding of the registrant’s common stock as of November 15, 2006 was 42,319,651.

_________________

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant’s definitive proxy statement to be issued in connection with registrant’s annual meeting of stockholders to be held in 2007 are incorporated by reference into Part III of this Report on Form 10-K.

TABLE OF CONTENTS

Page

PART I

PART II

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	46
ITEM 11.	EXECUTIVE COMPENSATION	46
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	46
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	46
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	46

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	47
SIGNATURES	50

Forward-looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Actual results may vary materially from such expectations. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking. For a discussion of the factors that could cause actual results to differ from expectations, please see the risk factors described in Item 1A hereof. There can be no assurance that our results of operations will not be adversely affected by such factors. Unless legally required, we undertake no obligation to revise or update any forward-looking statements for any reason. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Our internet address is www.headwaters.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our reports can be accessed through the investor relations section of our web site. The information found on our web site is not part of this or any report we file with or furnish to the SEC.

PART I

ITEM 1. BUSINESS

General Development of Business

        Introduction. Headwaters Incorporated (“Headwaters”) is a diversified company providing products, technologies and services in two industries: construction materials, including coal combustion products, and alternative energy. Headwaters uses technology to differentiate itself from competitors and to create value in its businesses.

        In the construction materials sector, Headwaters designs, manufactures, and sells architectural stone and resin-based exterior siding accessories (such as shutters, mounting blocks, and vents) and related products. We believe that we have a leading market position in our principal construction materials businesses. Headwaters is also a nationwide leader in the management and marketing of coal combustion products, including fly ash used as a substitute for portland cement. Headwaters believes it is uniquely positioned to manufacture an array of construction materials that use fly ash, such as block, stucco, and mortar. Revenue from our construction materials and coal combustion products businesses are diversified geographically and also by market, including the new construction, remodeling and home improvement markets.

        In the alternative energy sector, Headwaters is focused on reducing waste and increasing the value of energy feedstocks, primarily in the areas of low-value coal and oil. In coal, we own and operate two coal reclamation facilities that remove rock, dirt, and other impurities from waste coal, resulting in higher-value, marketable coal. We also license technology and sell reagents to the coal-based solid alternative fuel industry. In oil, we believe that Headwaters’ heavy oil upgrading technology represents a substantial improvement over current refining technologies. Headwaters’ heavy oil upgrading process uses a liquid catalyst precursor to generate a highly active molecular catalyst to convert residual oil feedstocks into higher-value distillates that can be refined into gasoline, diesel and other products. In addition, Headwaters is constructing its first ethanol plant and proceeding with the commercialization of multiple catalyst technologies.

        Headwaters’ Company History. Headwaters is incorporated in Delaware. Headwaters’ stock trades under the New York Stock Exchange symbol “HW.”

        As used herein, “Headwaters,” “combined company,” “we,” “our” and “us” refer to Headwaters Incorporated and its consolidated subsidiaries, including Headwaters Energy Services Corp. and its subsidiaries; Headwaters Resources, Inc. and its subsidiaries; Headwaters Construction Materials, Inc. and its subsidiaries (including Eldorado Stone LLC and Tapco International Corporation and their subsidiaries and affiliates); Headwaters Heavy Oil, LLC; and Headwaters Technology Innovation, LLC; unless the context otherwise requires. As used in this report, “HES” refers to Headwaters Energy Services Corp., together with its consolidated subsidiaries and affiliates; “HRI” refers to Headwaters Resources, Inc. and its consolidated subsidiaries; “HCM” refers to Headwaters Construction Materials, Inc., together with its consolidated subsidiaries and affiliates (including “Eldorado”, which refers to Eldorado Stone LLC and its subsidiaries and affiliates; and “Tapco,” which refers to Tapco International Corporation and its subsidiaries); “HTI” refers to Headwaters Technology Innovation, LLC; and “HHO” refers to Headwaters Heavy Oil, LLC unless the context otherwise requires.

_________________

Construction Materials

        Headwaters Construction Materials (“HCM”) produces construction materials that minimize waste, conserve natural resources, and/or use less energy in manufacturing or application. In 2004, we acquired market leading businesses in manufactured architectural stone products and siding accessories (such as window shutters, gable vents and mounting blocks) and professional tools used in exterior residential remodeling and construction. Since that time we have expanded the business organically and through small strategic acquisitions. Our manufactured stone and building accessories products have a national presence in commercial, residential and remodeling markets. HCM is also a leading supplier of concrete blocks in Texas. We believe our traditional building products and new product offerings position HCM for significant growth. We participate in what we believe to be two of the highest growth segments within the siding industry, manufactured stone and specialty siding.

      Principal Products and their Markets

        Manufactured Stone. Under the Eldorado Stone®, StoneCraft, and Dutch Quality Stone brands, we offer a wide variety of high-quality, hand-made manufactured stone products to meet a variety of design needs. Our manufactured architectural stone siding incorporates several key features important to a successful siding product, including: high aesthetic quality, ease of installation, durability, low maintenance, reasonable cost and widespread availability. The Eldorado Stone product line has been designed and is manufactured to be one of the most realistic architectural stone products in the world. Headwaters’ architectural stone siding is a lightweight, adhered siding product used by national, regional and local architectural firms, real estate developers, contractors, builders and homeowners. Our stone products are used in construction projects ranging from large-scale residential housing developments and commercial projects to do-it-yourself home improvement jobs. In addition to its use as a primary siding material, the Eldorado Stone product line is used in a variety of external and internal home applications such as walls, archways, fireplaces and landscaping. In 2006, we introduced an architectural brick veneer product. We also sell Syndecrete®, a light-weight cement-based composite using natural minerals and recycled materials. It is used primarily in custom countertops and outdoor tiles. Headwaters believes that our focus on product quality, breadth and innovation, combined with a geographically diversified manufacturing platform, provides us with significant marketing advantages over traditional materials such as natural stone, brick or stucco.

        Exterior Siding Accessories. We are a leading designer, manufacturer and marketer of resin-based siding accessories and professional tools used in exterior residential home improvement and construction under the Tapco brands. These products, which are either injection-molded or extruded, enhance the appearance of homes and include decorative window shutters, gable vents, and mounting blocks for exterior fixtures, roof ventilation, window and door trim products, specialty siding products, synthetic roofing tiles, and window well systems. Professional tools include portable cutting and shaping tools used by contractors, on-site, to fabricate customized aluminum shapes that complement the installation of exterior siding.

        The Tapco brands include “Tapco Integrated Tool Systems,” “Mid-America Siding Components,” “Builders Edge,” “Atlantic Premium Shutters,” “Vantage,” “The Foundry,” “InSpire,” and “WellCraft.” We market our injection-molded building product accessories to retailers and mass merchandisers through our Builders Edge and Vantage brands and to the manufactured housing market through the MHP brand. In addition, we market tools through the Tapco brand, functional shutters and storm protection systems through the Atlantic Premium Shutters brand, specialty siding product through the Foundry brand, specialty roofing products through the InSpire brand, and window wells under the WellCraft brand.

        These building products serve the needs of the siding, roofing, and window and door installation industries. Our injection-molded products are designed to enhance the exterior appearance of the home while delivering durability at a lower cost compared to similar aluminum, wood and plastic products while the functional shutters enhance the exterior appearance of the home and can be manufactured to meet certain hurricane codes.

        Concrete Block. HCM is one of the largest manufacturers and sellers of concrete block in the Texas market, one of America’s largest block markets. We use fly ash in the manufacturing process for concrete block, brick and foundation blocks. We also market mortar and stucco under the Best Masonry and Magna Wall® brands.

      Manufacturing

        Headwaters’ architectural stone brands are currently manufactured through a network of eight plants strategically situated in proximity to customers. These locations allow for a high level of customer service, shorter lead times and lower freight costs. We also have a production contract with a facility in Tijuana, Mexico.

        We conduct manufacturing, distribution and sales operations for resin-based accessories and ancillary products through 12 facilities, which total approximately 1.1 million square feet. Manufacturing assets include more than 100 injection molding presses, almost all of which are automated through robotics or conveyor systems which has reduced cycle times and helped reduce waste. Any nonconforming plastic parts are reused as raw material, further minimizing waste.

        We operate three of the most modern concrete block and brick manufacturing facilities in the industry. Our block and brick operations are located to provide coverage of all the key metropolitan areas in Texas.

      Distribution

        Architectural stone is distributed throughout the United States and Canada primarily on a wholesale basis through a network of distributors, including masonry and stone suppliers, roofing and siding materials distributors, fireplace suppliers and other contractor specialty stores. We have three distribution centers for Eldorado Stone branded products.

        Resin-based accessories and our ancillary products are distributed throughout the United States and Canada through four primary distribution channels: one-step distributors that sell directly to contractors, two-step distributors that sell our products to lumberyards and one-step distributors, retail home centers/mass merchandisers, and manufactured housing.

        We seek to be a leader in each meaningful distribution channel for our products by providing the broadest selection coupled with high levels of customer service.

      Sales and Marketing

        We have a small direct sales force for architectural stone products. This sales force works closely with architects and contractors to provide information concerning the attributes and ease of installation of its manufactured product and to promote market acceptance over traditional building materials.

        Our resin-based products’ sales and marketing organization supports the one-step, two-step distribution, and retail channels through various networks of sales support that include almost 200 independent sales representatives and a small group of business development managers, regional sales managers and sales executives.

        We maintain relationships with local contractors, professional builders, and other end-users by participating in over 2,000 local shows and seven national shows annually. Local shows, sponsored by local distributors, enable us to promote our products through hands-on comparisons to competing products. These shows enable us to receive useful feedback from local contractors, which leads to new product ideas, as well as significant goodwill within the trade.

      Major Customers

         We have a large customer base for our construction products. Because all of the one- and two-step distributors have multiple locations and each individual location has autonomy to stock various products from different suppliers, the number of ship-to locations is a better measure of the breadth of sales than is the total number of customers. In the residential home improvement and building products market, we have approximately 6,100 non-retail ship-to locations and approximately 7,400 retail ship-to locations for our products. Sales are broadly diversified across customers and ship-to locations. For fiscal 2006, three large customers together represented approximately 30% of total sales of our resin-based accessory products. None of our other construction materials businesses had a customer representing 10% of its product sales.

      Sources of Available Raw Materials

        We purchase cement, sand and aggregates as primary raw materials for our concrete-based products. We do not have long-term contracts for the supply of these materials. World wide demand for these materials has risen in recent years, as well as our costs to purchase raw materials. However, we have not suffered from any long-term shortages and believe that supplies will be adequate in the future.

        The raw materials purchased for resin-based products include polypropylene and styrene pellets, plastic extrusions, and packaging materials. Polypropylene and styrene are purchased primarily from single (separate) suppliers. From time to time, prices for some of the raw materials used in production/assembly processes fluctuate significantly. Although we do not have any contracts with suppliers and purchase supplies on a purchase order basis, we occasionally make volume purchases of materials to lock in pricing.

Coal Combustion Products

      Principal Products and their Markets

        In one of our construction materials businesses, we sell coal combustion products (“CCPs”), such as fly ash and bottom ash, which are created when coal is burned. CCPs have traditionally been an environmental and economic burden for power generators but, when properly managed, can be valuable products. We supply CCPs as a replacement for portland cement in a variety of concrete infrastructure projects and building products. We are currently the largest manager and marketer of CCPs in the United States and also manage and market CCPs in Canada and Puerto Rico. We have a number of long-term exclusive management contracts with coal-fueled electric generating utilities throughout the United States and provide CCP management services at more than 110 locations.

        Utilities produce CCPs year-round, including in the winter when demand for electricity increases in many regions. In comparison, sales of CCPs and construction materials produced using CCPs are keyed to construction market demands that tend to follow national trends in construction with predictable increases during temperate seasons. CCPs must be stored, usually in terminals, during the off-peak sales periods as well as transported to where they are needed for use in construction. In part because of the cost of transportation, the market for CCPs used in construction is generally regional, although we ship products significant distances to states such as California and Florida that have limited coal-fueled electric utilities producing high quality CCPs. We enjoy advantages in both logistics and sales from our status as the largest manager and marketer of CCPs in the United States. We maintain 26 stand-alone CCP distribution terminals across North America, as well as approximately 100 plant-site supply facilities. We own or lease approximately 1,530 rail cars and more than 200 trucks, and also contract with other carriers so that we can meet our transportation needs for the marketing and disposal of CCPs. In addition, we have more than 50 area managers and technical sales representatives nationwide to manage CCP customer relations.

        The benefits of CCP use in construction applications include improved product performance, cost savings and positive environmental impact. Fly ash improves both the chemical and physical performance of concrete, decreasing permeability and enhancing durability. When fly ash is used in concrete it provides environmental benefits. In addition to conserving landfill space, fly ash usage conserves energy and reduces green house gas emissions. According to the U.S. Environmental Protection Agency (EPA), one ton of fly ash used as a replacement for portland cement eliminates approximately one ton of carbon dioxide emissions associated with cement production. The value of utilizing fly ash in concrete has been recognized by numerous federal agencies, including the United States Department of Energy (DOE) and the EPA, which has issued comprehensive procurement guidelines directing federal agencies to utilize fly ash. The EPA has also created the Coal Combustion Products Partnership (“C2P2”) to nationally promote CCP utilization. Almost all states specify or recommend the use of fly ash in state and federal transportation projects.

        Higher-quality fly ash and other high-value CCPs have the greatest value because of the wide variety of higher-margin commercial uses. The quality of fly ash produced by the combustion process at coal-fueled facilities varies widely and is affected by the type of coal feedstock used and the boilers maintained by the utilities. We assist our utility clients in their efforts to improve the production of high-value CCPs at their facilities. A quality control system ensures that customers have a specific quality of CCPs for various applications while our investment in transportation equipment and terminal facilities provides reliability of supply.

      Sales and Marketing

        We support our CCP marketing and sales program by focusing on customer desires for quality and reliability. Marketing efforts emphasize the performance value of CCPs, as well as the attendant environmental benefits. We undertake a variety of marketing activities to increase fly ash sales. These activities include professional outreach, technical publications, relationships with industry organizations, and involvement in legislative initiatives leading to greater use of CCPs. In addition, we have developed several specialty products that increase market penetration of CCPs and name recognition for our products for road bases, structural fills, industrial fillers and agricultural applications.

        New Technologies for CCP Utilization. In an effort to maximize the percentage of CCPs marketed to end users and to minimize the amount of materials disposed of in landfills, our research and development activities focus on expanding the use of CCPs by developing new products that utilize high volumes of CCPs. Through these research and development activities, we developed FlexCrete™, a new commercial and residential building product in its early commercialization stages. FlexCrete is an aerated concrete product with approximately 50% fly ash content. We expect FlexCrete will offer advantages for construction, including ease of use, physical strength, durability, energy efficiency, fire resistance and environmental sensitivity.

        Technologies to Improve Fly Ash Quality. We have also developed technologies that maintain or improve the quality of CCPs, further expanding and enhancing their marketability. Utilities are switching fuel sources, changing boiler operations and introducing ammonia into the exhaust gas stream in an effort to decrease costs and/or to meet increasingly stringent emissions control regulations. All of these factors can have a negative effect on fly ash quality, including an increase in the amount of unburned carbon in fly ash and the presence of ammonia slip. We have addressed these challenges with the development and/or commercialization of two technologies: carbon fixation, which pre-treats unburned carbon particles in fly ash in order to minimize the particles’ adverse effects, and ammonia slip mitigation, which counteracts the impact of ammonia contaminants in fly ash. Designed to be simple, economical and highly effective, these technologies can be implemented without the large capital expenditures often associated with controlling quality problems.

      Sources of Available Raw Materials

        Coal is the largest indigenous fossil fuel resource in the United States. The DOE estimates that in 2005 annual coal production was in excess of 1.1 billion tons. About 92% of all coal consumed in the United States was for electrical power generation. The DOE further estimates that 2005 U.S. coal consumption for electrical power generation was slightly more than one billion tons. Coal serves as a primary resource for baseline electricity production in the United States and is used to produce approximately half of the electricity generated in the United States. The combustion of coal results in a high percentage of residual materials which serve as the “raw material” for the CCP industry. According to the American Coal Ash Association, for 2005 about 49.6 million tons of CCPs were beneficially used in the United States of the approximately 123.1 million tons generated. This provides for opportunities for continuing increases in CCP utilization. As long as a significant amount of electricity in this country is generated from coal-fueled generation, we believe we will have an adequate supply of CCP raw materials.

Alternative Energy

        Headwaters Energy Services Corp. (“HES”) is, we believe, the market leader in enhancing the value of coal used in power generation through licensing technologies and selling chemical reagents that convert coal into a solid alternative fuel. This solid alternative fuel qualifies for tax credits under Section 45K of the Internal Revenue Code based upon the Btu content of the alternative fuel produced and sold. The sale of qualified alternative fuel enables facility owners who comply with certain statutory and regulatory requirements to claim federal tax credits under Section 45K, which currently expires on December 31, 2007. We also develop and own coal cleaning facilities. These facilities provide HES with an opportunity to reduce sulfur oxides (SOx), nitrogen oxides (NOx) and mercury emissions from coal, greatly increasing coal’s cleanliness and usability. We also develop and commercialize technologies to convert or upgrade fossil fuels into higher-value products, including direct coal liquefaction, and the conversion of gas-to-liquid fuels.

      Principal Products and their Markets

        HES began its business with the development and commercialization of technologies that interact with coal-based feedstocks to produce a solid alternative fuel intended to be eligible for Section 45K (formerly Section 29) tax credits. Since the tax credits are due to expire in 2007 and have been subject to phase out as a result of higher oil prices (see “Risk Factors”), our strategy has been to develop new alternative fuel business by taking advantage of our expertise.

      New Business Opportunities

        As part of our alternative energy strategy, we are developing the following businesses and technologies:

        Coal Cleaning.HES has acquired an operating waste coal recovery facility and access to approximately 150 million tons of waste coal material, which we estimate may provide sufficient coal recovery to support the construction of up to three additional coal cleaning facilities. HES uses coal cleaning processes that upgrade low value or waste coal by separating ash from the carbon. The resultant coal product is lower in ash, including sulfur, mercury and other impurities, and higher in Btu value. We are currently operating two coal cleaning facilities in Utah and Alabama and are developing plans to build additional facilities at various locations.

        Ethanol. In 2006 HES entered into a joint venture with Great River Energy (“GRE”) of Elk River, Minnesota to develop and construct a 50 million gallon-per-year ethanol production facility. The joint venture is named Blue Flint Ethanol, LLC and is owned 51% by HES and 49% by GRE. The Blue Flint production facility is located at the GRE Coal Creek pulverized coal electric power station near Underwood, North Dakota. Coal Creek station will supply steam, water and other services to Blue Flint. Headwaters will operate the facility. The facility is expected to begin ethanol production in the first calendar quarter of 2007.

        Coal Drying. HES and GRE are developing a project to use coal drying technology developed by GRE at its Coal Creek station. This technology utilizes waste heat from the power plant to dry high moisture coal which will result in higher boiler efficiencies during the combustion process. This technology can be utilized with lignite and other high-moisture coals.

        Coal Liquefaction. We have technology for producing clean liquid fuels from coal. This technology was evaluated during 2005 in a commercial pre-feasibility study commissioned by Oil India Limited, a Government of India enterprise. Oil India is a public sector company engaged in energy services in the Assam Region of northeastern India, an area rich in natural resources but distant from established oil refining operations. HES believes that its direct coal liquefaction (“DCL”) technology may assist Oil India in converting the Assam region’s abundant and soluble coal into transportation fuels. The technology involved encompasses some of the same elements that the

Shenhua Group, China’s largest coal company, purchased from an HES affiliate in 2004 for a DCL project in Majiata, China. HES also has developed a catalyst specifically designed for application in slurry-phase Fischer-Tropsch (“FT”) reactors that convert gaseous materials into a range of liquid fuels and chemicals, e.g., propylene. When the FT process is applied to gas derived from coal, the process is referred to as indirect coal liquefaction (“ICL”). We have entered into agreements with the government of the Philippines and with a private company in China, for feasibility and pilot plant studies related to site-specific applications of our coal-to-liquids technologies, including both direct and indirect coal liquefaction.

        Heavy Oil Upgrading Technology. We hold an exclusive, worldwide license to develop, market and sublicense a unique heavy oil upgrading technology for the catalytic hydrocracking of heavy residual oils such as petroleum vacuum residue (so-called “bottom of the barrel”) and tar sand bitumen into lighter, more valuable petroleum materials. The process uses a proprietary, highly active, molecular-scale catalyst (HCATTM) to efficiently convert all components of heavy oils, including the asphaltenic components, which are generally considered the most difficult to process. In 2007, we plan to continue discussions with operators of several heavy oil upgrading facilities (in the U.S. and overseas) to explore how the addition of this technology to their existing refineries could increase product yields and reduce downtime caused by equipment fouling with minimal modifications to the existing facilities. In early 2006, we announced the completion of the first commercial scale demonstration of the heavy oil upgrading technology at a large commercial refinery. Later in 2006, we completed a second full scale refinery test of this technology. We are negotiating contracts to sell the HCAT catalyst precursor material and license the associated process to petroleum refiners.

        Hydrogen Peroxide. In September 2004, we entered into a joint venture with Degussa AG, located in Dusseldorf, Germany, to develop and commercialize a process for the direct synthesis of hydrogen peroxide, or H2O2. The venture aims to develop or invest in large facilities to produce low-cost hydrogen peroxide for chemical intermediates. High-volume producers will be able to use the H2O2 from these facilities to produce intermediates such as propylene oxide (PO). Subject to terms and conditions of the agreement, the joint venture intends to complete process development by 2007, and will be responsible for any subsequent development and commercialization of manufacturing facilities. In October 2005, the joint venture announced the success of pilot plant operations. In October 2006, a demonstration plant in Germany was completed and began startup operations. This demonstration plant is intended to prove how the H2O2 process performs on a larger scale, a prerequisite for engineering a commercial scale H2O2 project. In September 2006, we and Degussa AG acquired a hydrogen peroxide plant in Korea to provide hydrogen peroxide to SKC Chemicals for use in the manufacture of polypropylene. The joint venture plans to expand the Korea facility, in part to demonstrate the direct synthesis of hydrogen peroxide technology on a commercial scale. The joint venture is developing plans and exploring markets to build additional hydrogen peroxide production facilities in other strategic locations to help meet the expected world-wide growth in demand for H2O2 as a chemical intermediate.

      Section 45K Business

        Licensees. We license technologies to produce solid alternative fuel from coal to 28 of our estimated total of 75 coal-based solid alternative fuel facilities in the United States. In addition, during fiscal 2006 Headwaters sold its proprietary chemical reagents to approximately 35 licensee and other alternative fuel facilities. Licensees include electric utility companies, coal companies, financial institutions and other major businesses in the United States. License agreements contain a quarterly earned royalty fee generally set at a prescribed dollar amount per ton or a percentage of the tax credits earned by the licensee. License agreements generally have a term continuing through the later of January 1, 2008 or the date after which tax credits may not be claimed or are otherwise not available under Section 45K.

        Chemical Reagent Sales. The transformation of the feedstock to an alternative fuel involves the use of a chemical reagent in a qualified facility. We primarily market two proprietary latex-based chemicals, Covol 298 and Covol 298-1, which are widely used for the production of coal-based solid alternative fuel. The chemical reagent alters the molecular structure of the feedstock to produce an alternative fuel.

        We believe the benefits of our proprietary chemical reagents as compared to competitive materials include clean and efficient combustion characteristics, ease of application, concentrated form of shipment and lack of damage to material handling, pulverizing or combustion equipment. We believe the chemical reagents used in the HES process are environmentally safe, possess superior handling characteristics, burn efficiently and are competitively priced. Additionally, Headwaters’ chemical reagents have been reviewed often by the IRS and tested by independent laboratories.

        During 2006, industry production of solid alternative fuel was severely curtailed or stopped during the months of highest oil prices as facility owners evaluated the effect of oil prices on the availability of Section 45K tax credits. The industry’s significant, albeit temporary, reduction in alternative fuel production during calendar 2006 caused a material reduction in license fees and chemical reagent sales revenues to HES.

        Sources of Available Raw Materials and Inventory Requirements. Our chemical reagents are produced by Dow Reichhold Specialty Latex LLC (“Dow Reichhold”). We do not maintain or inventory any chemicals. Instead, HES arranges for the drop shipping of the chemical reagents directly from Dow Reichhold’s production facilities to the alternative fuel plants. The chemical reagents can be manufactured in Dow Reichhold plants throughout North America allowing Headwaters to meet reagent demand. Separately, the alternative fuel facility owners have unrelated feedstock agreements that provide a supply of raw coal for processing at their facilities. These licensees and customers in turn have production agreements to supply alternative fuel to end users (usually coal-fueled electricity generating facilities).

Segments and Major Customers

        Headwaters operates in three business segments, construction materials, CCPs and alternative energy. Additional information about segments is presented in Note 3 to the consolidated financial statements. Only one of our customers, Pace Carbon Fuels, L.L.C. and its affiliates, which is in the alternative energy segment, accounted for more than 10% of total revenue during 2004 ($57.6 million in revenues, constituting 10.4% of total revenue). No customer accounted for more than 10% of total revenue in 2005 or 2006.

Research and Development

        Headwaters maintains a staff of engineers, scientists and technicians at HTI with expertise in the design and operation of high-pressure and temperature process plants at its Lawrenceville, New Jersey pilot plant and laboratory facilities. Among other technologies under development, we have the capability to work at the molecular level in the composition, aligning, spacing and adhering of nano-sized crystals of precious and transition metals on substrate materials. The net effect is higher performance with lower precious metal content, nearly 100% selectivity for certain chemical reactions (i.e., the desired reaction is maximized with byproducts and waste minimized), long life and custom designed nanocatalysts. Potential applications for this nanotechnology include new processes to improve existing catalysts for chemical and refining processes. Applications under pilot scale development include a naphtha reforming catalyst for gasoline blending and synthetic fibers and plastics.

        We are also conducting laboratory testing on the application of the technology to volatile organic compound oxidation, high performance catalysts for fuel cells and pharmaceuticals, and production of nanomaterials and nanofillers such as carbon nanospheres and flame retardants. We do not necessarily plan to commercially produce all of these products in their highly competitive and regulated industries but we are exploring partnerships to develop, manufacture and market nanocatalysts and other products.

        The following table presents Headwaters’ approximate research and development expenses for the past three years.

2004	$7.6 million
2005	$12.6 million
2006	$13.5 million

Competition

        Each of our business units experiences competition. Many of our competitors have greater financial, management and other resources and may be able to take advantage of acquisitions and other opportunities more readily.

        Construction Materials. Notwithstanding our national position as a leading producer of manufactured architectural stone, we face significant competition from other national and regional producers of similar products, and in particular from Owens Corning. Our primary competition for resin-based products includes Alcoa and Pinckney in the accessories market, and CertainTeed and Nailite in the specialty siding market. HCM has competition from a number of larger manufacturers of mortars, stuccos and concrete masonry units. With respect to concrete masonry units, national and regional competition includes Oldcastle, Featherlite and Pavestone.

        CCPs. The business of marketing traditional CCPs is intensely competitive. HRI has substantial competition in two main areas: obtaining CCP management contracts with utility and other industrial companies and marketing CCPs and related industrial materials. HRI has a presence in every region in the United States but, because the market for the management of CCPs is highly fragmented and because the costs of transportation are high relative to sales prices, most of the competition in the CCP management industry is regional. There are many local, regional and national companies that compete for market share in these areas with similar products and with numerous other substitute products. Although HRI has a number of long-term CCP management contracts with its clients, some of these contracts allow for the termination of the contract at the convenience of the utility company upon a minimum 90-day notice. Moreover, certain of HRI’s most significant regional CCP competitors appear to be seeking a broader national presence. These competitors include Lafarge North America Inc., Boral Material Technologies Inc. and Cemex. Construction materials are produced and sold regionally by the numerous owners and operators of concrete ready-mix plants. Producers with sand and gravel sources near growing metropolitan areas have important transportation advantages.

        Alternative Fuels. Coal-based solid alternative fuels made using HES’s technologies, from which we derive license fee revenues and revenues from sales of chemical reagents, compete with other alternative fuel products, as well as traditional fuels. For HES, competition may come in the form of the marketing of competitive chemical reagents and the marketing of end products qualifying as alternative fuel. HES competes with other companies possessing technologies to produce coal-based solid alternative fuels and companies that produce chemical reagents such as Nalco Chemical Company and Accretion Technologies, LLC.

        HES also experiences competition from traditional coal and fuel suppliers and natural resource producers. Further, many industrial coal users are limited in the amount of alternative fuel product they can purchase from HES’s licensees because they have committed to purchase a substantial portion of their coal requirements through long-term contracts for standard coal. Our Blue Flint ethanol plant will experience significant competition from many producers of ethanol and other biofuels throughout the United States.

        Our new technologies also experience competition from many of the world’s major energy and chemical companies. Major catalyst developers include Johnson Matthey and Engelhard, among others. Those companies are devoting significant resources to researching and developing nanocatalysts and catalytic processes. These companies have greater financial, management and other resources than we have.

        Positive and Negative Factors. There are positive and negative factors pertaining to our competitive position.

        Construction Materials. We have developed a recognized name in the manufactured architectural stone industry and a strong market share. Our products have excellent authenticity and broad selection alternatives. Our architectural stone business has a limited, albeit growing, distribution network, strong competition from regional producers that do not have long shipping routes and financial limitations that may not be shared by its largest national competitor. We have a leading market position in our siding accessories business because of our strong ability to manufacture and distribute a broad range of products economically and rapidly. However, our resin-based siding accessory business’ strong market position suggests that its future growth will come largely from finding new products to put into its manufacturing and distribution channels, not from increasing market share in the siding accessories industry. Our block and bagged products business is not national in breadth, although the block business enjoys a strong regional market position in Texas. Where its market strength is limited, the bagged products businesses do not have strong economies of scale or price leadership, and have only limited product brand strength.

        CCPs. Headwaters’ competitive position has positive factors of a leading market position and long-term contracts. In addition, we have built a nationwide CCP distribution system not enjoyed by our competition. However, our CCP business is sometimes adversely affected by inclement weather slowing concrete construction, the largest market for CCPs. We also face increasingly aggressive competition in marketing and sales of CCPs.

        Alternative Energy. HES enjoys the benefits of a leading market position in its Section 45K licensing and reagent sales businesses, license agreements that extend through the life of Section 45K, and a manufacturing process and reagent products that have withstood IRS scrutiny. However, Section 45K is due to expire in 2007. From a broader alternative fuel industry perspective, HES suffers from greater dependence on United States tax policy and administration than some competitors in alternative fuels, including our coal cleaning and coal drying businesses.

        Most of our business units are experiencing greater competition for key raw materials including latex, styrene, polypropylene, cement and aggregates. This competition has contributed to shortages and price increases for raw materials used by us.

Intellectual Property

        Headwaters has 146 U.S. patents and 94 U.S. patents pending. Additionally, Headwaters has 13 foreign counterpart patents and 51 foreign patents pending. Of these, there are 95 patents and 49 patents pending in our construction products division, and 45 patents and 88 patents pending which relate to our emerging technologies, including nanotechnology, heavy oil upgrading and coal liquefaction.

        Headwaters has 98 U.S. trademarks and 36 U.S. trademark applications pending. Additionally, Headwaters has 51 foreign trademark applications pending. Of these, there are 89 trademarks and 83 trademark applications pending in our construction products division.

        Collectively, the intellectual property is important to us, although there is no single patent or trademark that is itself material to us at the present time.

        There can be no assurance as to the scope of protection afforded by the patents. In addition, there are other technologies in use and others may subsequently be developed, which do not, or will not, utilize processes covered by the patents. There can be no assurance that our patents will not be infringed or challenged by other parties or that we will not infringe on patents held by other parties. Because many of these patents represent new technology, the importance of the patents to our business will depend on our ability to commercialize these technologies successfully, as well as our ability to protect our technology from infringement or challenge by other parties.

        In addition to patent protection, we also rely on trade secrets, know-how and confidentiality agreements to protect technologies. Despite these safeguards, such methods may not afford complete protection and there can be no assurance that others will not either independently develop such know-how or unlawfully obtain access to Headwaters’ know-how, concepts, ideas, and documentation. Since our proprietary information is important to our business, failure to protect ownership of our proprietary information would likely have a material adverse effect on us.

Regulation

        Section 45K. Our coal-based solid alternative (or synthetic) fuel business is subject to compliance with the terms of Section 45K (formerly Section 29) of the Internal Revenue Code. By law, Section 45K tax credits for alternative fuel produced from coal expire on December 31, 2007.

        Tax credits claimed by an alternative fuel plant operator are phased out prior to their scheduled expiration date of December 31, 2007, if the “reference price” of oil exceeds the lower end of a phase out range, and are eliminated entirely if the reference price exceeds the higher end of that range, with the beginning and end of the range being adjusted annually for inflation. Because the calendar year 2004 and 2005 reference prices of oil were below the bottom end of the range, there was no phase-out of the credit for qualified fuel sold in 2004 or 2005. For calendar 2006, we estimate that the phase-out range (computed by increasing the 2005 inflation adjustment factor by 2%) begins at $54.27 and completes phase-out at $68.12 per barrel. While the calendar 2006 phase-out percentage can not be finalized at the current time, as of September 30, 2006, an estimated phase-out percentage of 42% is our best estimate of what the phase-out percentage for calendar 2006 would be, using available information as of that date. The reference price of oil and the inflation adjustment factor are determined annually (and released in the first week of April for the previous year), while the predetermined oil price range is fixed, but adjusted annually for inflation. The reference price of oil is defined as the U.S. Energy Information Agency’s estimate of the annual average wellhead price per barrel for all domestic crude oil not subject to regulation by the U.S. Tax credits are usually claimed by corporations according to the tax year in which the alternative fuel is actually produced and sold, which may be different than the calendar year. There are approximately 24 states/regions that comprise the U.S. average crude oil price as determined by the United States Energy Information Administration, with western U.S. crude oil prices often significantly lower than other, more recognized crude oil types.

        The industry has relied upon the issuance of private letter rulings (PLRs) from the Internal Revenue Service (IRS) to address various issues relating to Section 45K compliance. IRS has suspended the issuance of PLRs to alternative fuel facility owners several times in the past. Most recently, in June 2003, the IRS stated, in summary, that it “has had reason to question the scientific validity of test procedures and results that have been presented as evidence that fuel underwent a significant chemical change, and is currently reviewing information regarding these test procedures and results,” and that pending its review of the issue it was suspending the issuance of new private letter rulings regarding significant chemical change. In October 2003, the IRS stated in summary that it continued to question whether processes it had approved under its long-standing ruling practice produced the necessary level of chemical change required under Section 45K and a related revenue ruling. Nonetheless, the IRS indicated that it would continue to issue PLRs regarding chemical change under the standards set forth in previous revenue procedures, and that the industry’s chemical change test procedures and results were scientifically valid if applied in a consistent and unbiased manner. Although the IRS resumed its practice of issuing PLRs, it expressed continuing concerns regarding the sampling and data/record retention practices prevalent in the alternative fuels industry.

        Licensees are subject to audit by the IRS. The IRS may challenge whether our licensees satisfy the requirements of Section 45K, or applicable PLRs, including placed-in-service requirements, or may attempt to disallow Section 45K tax credits for some other reason. The IRS has initiated audits of certain licensee-taxpayers who claimed Section 45K tax credits, and the outcome of any such audit is uncertain. The inability of a licensee to claim Section 45K tax credits would reduce our future income from the licensee.

        There have been initiatives from time to time to consider the early repeal or modification of Section 45K. For example, in 2005, a bill was introduced in the United States House of Representatives that would have repealed the Section 45K credit for alternative fuel produced from coal. While this bill did not pass Congress, it or other or similar legislation could be reintroduced in the future. In addition, in October 2003 the United States Senate Permanent Subcommittee on Investigations announced an investigation of Section 45K and collected data in connection with the investigation, but has scheduled no hearings on the topic.

        Environmental. Our operations and those of our suppliers and customers involved in coal-based energy generation, primarily utilities, are subject to federal, state and local environmental regulation. Our coal-based solid synthetic fuel operations and those of our licensees are subject to federal, state and local environmental regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of waste products, which add to the cost of doing business and expose us to potential fines for non-compliance. Moreover, in order to establish and operate the synthetic fuel plants, power plants and operations to collect and transport CCPs and bottom ash, together with our new coal cleaning businesses, we and our licensees and customers have obtained various state and local permits and must comply with processes and procedures that have been approved by regulatory authorities. Compliance with permits, regulations and the approved processes and procedures help protect against pollution and contamination and are critical to our business. Any failure to comply could result in the issuance of substantial fines and penalties and cause us to incur environmental liabilities.

        We believe that all required permits to construct and operate solid alternative fuel and coal cleaning facilities have been or will be obtained and believe the facilities are in substantial compliance with all relevant laws and regulations governing alternative fuel and coal cleaning operations.

        In spite of safeguards, our operations entail risks of regulatory noncompliance or accidental discharge that could create an environmental liability because hazardous materials are used or stored during normal business operations. For example, we use and share other hazardous chemicals in order to conduct operations involving distillation to purify products, analysis, packaging of chemicals and the selling, warehousing and manufacturing of organic chemicals in small research volumes. We also use facilities to perform research and development activities involving coal, oil, chemicals and industrial gases such as hydrogen. As a result, petroleum and other hazardous materials have been and are present in and on their properties. We generally hire independent contractors to transport and dispose of any hazardous materials generated and send any hazardous wastes only to federally approved, large scale and reputable off-site waste facilities.

        Our CCP business is dependent upon the recovery and processing of CCPs from our customers, typically coal-burning power plants. These entities are highly regulated under federal and state law, including the federal Clean Air Act of 1970 and subsequent amendments, particularly the Clean Air Act Amendments of 1990, and corresponding state laws and EPA rules, which regulate the emissions of materials, such as SOx and NOx, into the air. The coal industry is directly affected by Clean Air Act permitting requirements and/or emissions control requirements, including requirements relating to particulate matter, such as fugitive dust. The EPA has adopted National Ambient Air Quality Standards, or NAAQS, for particulate matter and ozone, and states will ultimately be required to revise their existing state implementation plans to attain and maintain compliance with the NAAQS. Because electric utilities emit NOx, a precursor to ozone and particulate matter, our utility customers are likely to be affected when the NAAQS are implemented by the states.

        In addition, the 1990 Clean Air Act Amendments require a study of utility power plant emissions of certain toxic substances, including mercury, and direct the EPA to regulate emissions of these substances, if warranted. In 2005, the EPA published the final Clean Air Mercury Rule, for reducing mercury emissions from new or reconstructed coal-burning power plants and the Clean Air Interstate Rule, which would require coal-burning power plants to upgrade their facilities to reduce emissions of sulfur dioxide and NOx and which, the EPA determined, would also contribute to reduction of mercury emissions as a co-benefit. Taken together, these rules, if they are implemented in their current form, could result in reduced use of coal if utilities switch to other sources of fuel. However, all three rulemakings are currently being challenged in litigation and since 2005 the EPA has been in the process of reconsidering its rulemaking in this area. In light of the ongoing litigation and the remaining reconsideration activities, one or more of these rules ultimately may be revised in ways that cannot presently be anticipated.

        Coal-fueled boilers have been impacted by regulations under the 1990 Clean Air Act Amendments, which established specific emissions levels for SOx and NOx in order to reduce acid rain. These emissions levels have required utilities to undertake many of the following changes: change their fuel source(s), add scrubbers to capture SOx, add new boiler burner systems to control NOx, add or modify fuel pulverizers/air handling systems to control NOx, introduce flue gas conditioning materials to control particulate emissions in conjunction with meeting SOx emissions targets and in some very isolated cases shut down a plant. All of these requirements can impact the quantity and quality of CCPs produced at a power plant, can add to the costs of operating a power plant and, depending on the requirements of individual state implementation plans, could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future. Furthermore, the Clean Air Mercury Rule could result in implementation of additional technologies at power plants that could negatively affect fly ash quality.

        In an effort to stimulate the use of clean coal, the Energy Policy Act of 2005 provides funding for the deployment of clean coal technologies. The Act requires the Secretary of Energy to establish periodic milestones for funded projects, by the year 2020, to remove at least 97% of sulfur dioxide; to emit no more than .08 lbs of NOx per million Btu; to achieve at least 90% reductions in mercury emissions; and to achieve a thermal efficiency of at least 43% for coal of more than 9,000 Btu, 41% for coal of 7,000-9,000 Btu; and 39% for coal of less than 7,000 Btu.

        Inappropriate use of CCPs can result in faulty end products. In some cases the products marketed by HRI consist of a mixture of client-supplied materials, including CCPs. HRI does not in all cases control the quality of the final end product, but may share such control with the manufacturer of the ingredient materials. Therefore, there is a risk of liability regarding the quality of the materials and end products marketed by HRI. In cases where HRI is responsible for end-product quality, such as a structural fill (where material is used to fill a cavity or designated area), HRI depends solely on its own quality assurance program.

        Materials sold by HRI vary in chemical composition. Fossil fuel combustion wastes have been excluded from regulation as “hazardous wastes” under subtitle C of the Resource Conservation and Recovery Act. However, EPA has determined that national regulations under subtitle D of the Resource Conservation and Recovery Act dealing with state and regional solid waste plans are warranted for coal combustion byproducts disposed of in landfills or surface impoundments, or used to fill surface or underground mines. The EPA is planning to publish proposed rules for CCPs generated by commercial electric power producers in May 2007 and for management of CCPs at mine facilities in October 2008 which will address, among other things, state and regional solid waste plans for CCPs disposed of in landfills or surface impoundments, or used to fill surface or underground mines. These proposed rules could make coal burning more expensive or less attractive to HRI’s utility clients. HRI manages a number of landfill and pond operations that may be affected by EPA’s proposed regulations. In most of these operations the permitting is contractually retained by the client and the client would be liable for any costs associated with new permitting requirements. The effect of such regulations on HRI cannot be completely ascertained at this time.

        Headwaters’ CCP business is engaged in providing services at one landfill operation that is permitted and managed as a hazardous waste landfill. We provide the services necessary to landfill the client’s hazardous wastes and operate certain in-plant equipment and systems for the client.

        CCPs may contain small concentrations of metals that are considered as “hazardous substances” under the Comprehensive Environmental Response Compensation and Liability Act. Land application of CCPs is regulated by a variety of federal and state statutes, which impose testing and management requirements to ensure environmental protection. Under limited circumstances, mismanagement of CCPs can give rise to Comprehensive Environmental Response Compensation and Liability Act liability.

        A number of agencies are studying the issue of nanotechnology, including the National Toxicology Program, the National Institute for Safety and Health, and the EPA. Many of these efforts are being coordinated through the interagency Nanoscale Science, Engineering and Technology subcommittee of the White House Office of Science and Technology Policy, National Science and Technology Council. Nanoscale materials have been nominated to the National Toxicology Program for toxicological evaluation. The National Institute for Safety and Health, the EPA and the National Science Foundation are seeking applications for research proposals on the potential implications of nanotechnology and manufactured nanomaterials on human health and the environment. In addition, EPA is studying how nanomaterials should be approached under existing laws, such as the Toxic Substances Control Act, and whether new regulations may be needed. One or more of these efforts may eventually result in regulations which potentially could affect our business in the area of nanotechnology. At this time, it is not possible to say more precisely what form these regulations may take.

        We are constructing an ethanol production facility, Blue Flint Ethanol, LLC, to be located at the GRE Coal Creek pulverized coal electric power station near Underwood, North Dakota. The ethanol industry sector manufactures ethanol, principally from industrial corn. Ethanol production facilities can emit volatile organic compounds and carbon monoxide into the air. In 2002, the EPA began investigating a suspected pattern of noncompliance with the Prevention of Significant Deterioration/New Source Review requirements of the Clean Air Act within the ethanol industry. The Clean Air Act’s New Source Review program requires a source to install pollution controls and undertake other preconstruction obligations to control air pollution emissions. Subsequent investigations of several companies in the ethanol industry found them to be in violation for failure to obtain either Prevention of Significant Deterioration or minor source permits for new construction and/or modifications made at their facilities. The EPA has negotiated consent decrees with several companies to bring their ethanol plants into compliance with the air pollution requirements. Our ethanol production facility is subject to air pollution permitting and emission control regulatory requirements.

Employees

        Headwaters employs approximately 4,300 full-time employees. There are approximately 70 employees in Headwaters’ corporate administration. Forty-one of Headwaters’ employees work under collective bargaining agreements. The following table lists the approximate number of employees by business unit:

HCM	3,300
HRI	800
HES	70
HTI	60

ITEM 1A. RISK FACTORS

Risks Relating to Our Business

Section 45K (formerly Section 29) of the Internal Revenue Code (“Section 45K”) tax credits are subject to phase-out if the unregulated average annual oil price reaches the IRS established phase-out range.

        Tax credits claimed by an alternative fuel facility owner are reduced prior to their scheduled expiration on December 31, 2007 if the “reference price” of oil exceeds the lower end of a phase-out range, and are eliminated entirely if the reference price exceeds the higher end of that range, with the beginning and end of the range being adjusted annually for inflation. The reference price of oil is defined as the U.S. Energy Information Agency’s estimate of the annual average wellhead price per barrel for all domestic crude oil not subject to regulation by the United States. In April of each year, the IRS announces the reference price and the phase-out range of oil prices for the prior calendar year. For example, in April 2006, the IRS announced that the reference price for calendar 2005 was $50.26 per barrel and that the phase-out range for 2005 began at $53.20 per barrel and ended with a $0 tax credit at $66.78 per barrel. Because the calendar year 2005 reference price did not fall within the range, there was not a phase-out of the credit for qualified fuel sold in 2005.

        For calendar 2006, Headwaters estimates that the phase-out range (computed by increasing the 2005 inflation adjustment factor by 2%) begins at $54.27 and completes phase-out at $68.12 per barrel. While the calendar 2006 phase-out percentage can not be finalized at the current time, Headwaters estimates that based on actual oil prices for January through September 2006 and published NYMEX oil prices for October through December 2006, a 42% phase-out would result. If the Section 45K tax credits are phased out in whole or in material part, the amounts and timing of recognition of Headwaters’ revenue, net income and cash flow will be severely affected.

        The rising price of oil has had a significant impact on the decisions of facility owners concerning alternative fuel production beginning with the first quarter of calendar year 2006. Headwaters and its licensees and customers closely watch oil price trends and will continue to consider whether or not to operate facilities depending upon their respective views of future oil prices. Some facility owners have attempted to protect their positions by purchasing oil futures hedges and have requested that Headwaters share the cost of such hedges, while others have considered these actions too risky and expensive, and have elected to simply curtail or eliminate production based upon an assessment that high oil prices indicate phase-out likelihood. In 2006, many of Headwaters’ licensees and reagent customers temporarily idled production at their alternative fuel facilities during the peak months of oil prices, severely adversely affecting Headwaters’ revenues from license fees and reagent sales for the year. During 2007, licensees and reagent customers will continue to evaluate their particular circumstances in light of volatile oil prices and anticipated phase-out of credits. Headwaters must also make assessments with respect to the continued operation of its own synthetic fuel production facilities. Headwaters’ effective tax rate for 2006 was increased because of its decision to temporarily stop production at its own facilities. Additionally, because Headwaters believes that the 2006 reference price will be within the phase-out range, the effective tax rate was further increased as a result of the estimated phase-out percentage. Decisions to stop operation of Headwaters’ own synthetic fuel production facilities during 2007 will increase its tax rate for the year. Decisions by Headwaters or our licensees or customers to curtail or eliminate production during 2007 will severely affect profitability and cash flow, including the timing of recognition of revenue.

A significant increase in the price of petrochemical feedstocks used to make latex materials which are in turn used in the production of HES reagents that cannot be passed on to customers could have a significant adverse effect on net income. Further, HES depends upon a single supplier for the production of reagents, the interruption of which would materially disrupt HES’s ability to supply products to its customers, resulting in lost revenues and the potential loss of customers.

        HES reagents, which provide a majority of HES’s revenues, are manufactured from latex by a single supplier, Dow Reichhold LLC. The price of latex is primarily a function of manufacturing capacity, demand and the prices of petrochemical feedstocks, crude oil and natural gas liquids. Historically, the market price of latex has fluctuated, and significantly increased in 2006. Some contracts allow cost pass through. Further significant increases in the price of latex that cannot be passed on to customers could have a significant adverse effect on our net income. HES does not inventory reagents for sale to customers and alternative sources meeting HES’s requirements would be difficult to arrange. Therefore, HES’s ability to provide reagents to its customers could be materially disrupted if the supply of reagents or feedstock latex materials were interrupted for any reason. Such an interruption and the resulting inability to supply HES’s customers with reagents could adversely impact HES’s revenues and potentially our relationships with HES’s customers.

If the tax credits under Section 45K of the Internal Revenue Code are repealed or adversely modified, HES’s profitability will be severely affected.

        HES’s license fees and revenues from sales of chemical reagents depend on the ability of our licensees and customers to manufacture and sell qualified alternative fuels that generate tax credits. By law, Section 45K tax credits are not available for alternative fuel sold after December 31, 2007. In addition, there have been initiatives from time to time to consider the early repeal or modification of Section 45K. For example, in February 2005, a bill was reintroduced in the United States House of Representatives that would repeal the Section 45K credit for alternative fuel produced from coal. If Section 45K expires at the end of 2007 or if it is repealed or adversely modified, alternative fuel facilities would probably either close or substantially curtail production. Given current prices of coal and costs of alternative fuel production, we do not believe that production of alternative fuel will be profitable absent the tax credits. In addition, if our licensees close their facilities or materially reduce production activities (whether after 2007, upon earlier repeal or adverse modification of Section 45K or for any other reason such as the potential phase out of tax credits described above), it would have a material adverse effect on the recognition and timing of our revenues and net income.

If our licensees’ demand for Section 45K tax credits decreases, HES’s revenues will decrease.

        HES’s business depends upon the ability of our licensees and chemical reagent customers to utilize Section 45K tax credits as payments under our contracts are ultimately based on our customers’ production of alternative fuels. Their ability to utilize tax credits depends upon their taxable income. A decline in the profitability of our licensees could reduce their ability to utilize tax credits, and, in turn, could lead to a reduction in the production of alternative fuel at their facilities. Such licensees could sell their facilities to a taxpayer with more capacity to utilize the tax credits, but any such transfer could result in short-term or long-term disruption of operations, and therefore adversely affect our revenues and net income.

        As discussed in the first Risk Factor above, in 2006 many of our customers temporarily idled production at their alternative fuel facilities, with the result that our license fees and reagent sales have been materially adversely affected.

IRS reviews under Section 45K may adversely affect our licensees’ production of alternative fuel and therefore may adversely affect HES’s profitability.

        The issuance of private letter rulings (“PLRs”) under Section 45K by the IRS is important to the willingness of the owners of alternative fuel facilities to operate, and to their ability to transfer ownership, of those facilities. Any issued PLRs may be modified or revoked by the IRS.

        The IRS has suspended the issuance of PLRs to alternative fuel facility owners several times in the past, including most recently in 2003, and the IRS may suspend the issuance of PLRs in the future. In 2003, following an IRS announcement that it would suspend issuance of PLRs because it questioned the scientific validity of procedures and tests performed by alternative fuel facility operators to determine that the fuel satisfied the requirements of Section 45K, certain of our licensees reduced or ceased production, which resulted in a material adverse impact on our revenue and net income. While the IRS later indicated it would resume the issuance of PLRs, it has continued to express concerns regarding the sampling and data/record retention practices prevalent in the alternative fuels industry and subsequent PLRs have required taxpayers (i) to maintain sampling and quality control procedures that conform to the American Society for Testing and Materials or other appropriate industry guidelines at the alternative fuel facilities, (ii) to obtain regular reports from independent laboratories that have analyzed the fuel produced in such facilities to verify that the coal used to produce the fuel undergoes a significant chemical change and (iii) to maintain records and data underlying the reports that taxpayers obtain from independent laboratories including raw Fourier Transform InfraRed (“FTIR”) data and processed FTIR data sufficient to document the selection of absorption peaks and integration points. The expression of IRS concern regarding current practices in the industry may adversely affect the willingness of buyers to engage in transactions or the willingness of current owners to operate their facilities. If current owners are unable to sell their facilities or are unwilling to operate them, production will not be maximized, thereby materially decreasing our revenues and net income. We cannot predict whether the IRS may conduct reviews or investigations of Section 45K tax credits in the future, or whether the outcome of IRS audits involving licensees would be favorable.

Senate investigation of Section 45K tax credits may adversely affect production by our licensees and decrease the profitability of HES.

        On October 30, 2003, the Permanent Subcommittee on Investigations of the Government Affairs Committee of the United States Senate (the “Subcommittee”) issued a notification of pending investigations. The notification listed, among others, the alternative fuel tax credit as a new item to be reviewed. If the pending investigation or any future Congressional action results in findings or announcements negative to the industry, it may adversely affect the willingness of buyers to engage in transactions to purchase alternative fuel facilities or the willingness of current owners to operate their facilities, which would have a direct, negative impact on our revenues and net income.

        In February 2006, the Subcommittee described its investigation as follows:

The Subcommittee is continuing its investigation [of] tax credits claimed under Section 29 [now Section 45K] of the Internal Revenue Code for the sale of coal-based synthetic fuels. This investigation is examining the utilization of these tax credits, the nature of the technologies and fuels created, the use of these fuels, and others [sic] aspects of Section 29. The investigation will also address the IRS’ administration of Section 29 tax credits.

        The Subcommittee conducted numerous interviews and received large volumes of data between December 2003 and March 2004. Since that time, to our knowledge, there has been little activity regarding the investigation.

If the IRS challenges or disallows Section 45K tax credits claimed by our licensees, HES’s profitability may decrease because future production by these licensees may decrease.

        Licensees are subject to audit by the IRS. The IRS may challenge whether HES’s licensees satisfy the requirements of Section 45K, or applicable PLRs, including placed-in-service requirements, or may attempt to disallow Section 45K tax credits for some other reason. The IRS has initiated audits of certain licensee-taxpayers who claimed Section 45K tax credits, and the outcome of any such audit is uncertain. In the event that tax credits are disallowed, licensees may seek recovery from HES for operational or other reasons, although we believe there would be no basis for such claims. The inability of a licensee to claim Section 45K tax credits also would reduce our future revenue from such licensee. In addition, IRS audit activity may have adversely affected the willingness of buyers to engage in transactions to purchase alternative fuel facilities or the willingness of current owners to operate their facilities. If current owners are unable to sell their facilities or are unwilling to operate them at full capacity, production will not be maximized, which could have a significant negative effect on our revenues and net income.

If our licensees’ demand for Section 45K tax credits is adversely influenced by negative publicity involving the industry or transactions principally motivated by the reduction of taxes, HES’s profitability will decrease.

        There has been public scrutiny of Section 45K by the media and policymakers. Outside the Section 45K context, there has been public scrutiny of transactions motivated principally by the reduction of federal income taxes. Our licensees could determine that the risk of negative publicity or public scrutiny associated with the Section 45K tax credits exceeds the financial benefits from the utilization of the credits. Such licensees may seek to mitigate or eliminate such risk by reducing or ceasing production of alternative fuel or disposing of their facilities, resulting in short-term or long-term disruption of operations, in which case our revenues and profitability would decrease.

HES’s revenues are derived from a small number of licensees and customers; therefore, any short-term or long-term decisions by one or a small number of such licensees and customers to decrease or halt production would cause our profitability to decrease.

        HES has 28 licensed facilities using its coal-based synthetic fuel technologies. In addition, HES sells reagents used at approximately 35 facilities owned by our licensees and other customers. License fees and reagent sales accounted for approximately 19% of our total revenues in the fiscal year ended September 30, 2006 and a higher percentage of our net income. Under law, facilities must have been placed into service prior to July 1, 1998 to be eligible for Section 45K tax credits, so HES’s business primarily depends on existing licensees and chemical reagent customers. If any of HES’s significant licensees or chemical reagent customers shuts down its facilities, operates its facilities at low production levels or sells its facilities resulting in short-term or long-term disruption of operations, our revenues and net income could be materially adversely affected. HES’s licensees must address all operational issues including, but not limited to, feedstock availability, cost, moisture content, British thermal unit (“Btu”) content, correct chemical reagent formulation and application, operability of equipment, product durability and overall costs of operations. In some cases, licensees may be forced to relocate plants and enter into new strategic contracts to address marketing and operational issues. Licensee plant relocations disrupt production and delay generation of license fees paid to us. As discussed in the first Risk Factor above, in 2006 some of our customers temporarily idled production at their alternative fuel facilities, with the result that our license fees and reagent sales were materially adversely affected.

Headwaters Resources, or HRI, primarily sells fly ash for use in concrete; if use of fly ash does not increase, Headwaters Resources may not grow.

        HRI’s growth has been and continues to be dependent upon the increased use of fly ash in the production of concrete. HRI’s marketing initiatives emphasize the environmental, cost and performance advantages of replacing portland cement with fly ash in the production of concrete. If HRI’s marketing initiatives are not successful, HRI may not be able to sustain its growth.

If portland cement or competing replacement products are available at lower prices than fly ash, our sales of fly ash as a replacement for portland cement in concrete products could suffer, causing a decline in HRI’s revenues and net income.

        An estimated 73% of HRI’s revenues for the fiscal year ended September 30, 2006 were derived from the sale of fly ash as a replacement for portland cement in concrete products. At times, there may be an overcapacity of cement in regional markets, causing potential price decreases. The markets for HRI’s products are regional, in part because of the costs of transporting CCPs, and HRI’s business is affected by the availability and cost of competing products in the specific regions where it conducts business. If competing products become available at prices equal to or less than fly ash, HRI’s revenues and net income could decrease.

Because demand for CCPs sold by HRI is affected by fluctuations in weather and construction cycles, HRI’s revenues and net income could decrease significantly as a result of unexpected or severe weather or slowdowns in the construction industry.

        HRI manages and markets CCPs and uses CCPs to produce construction materials. Utilities produce CCPs year-round. In comparison, sales of CCPs are generally keyed to construction market demands that tend to follow national trends in construction with predictable increases during temperate seasons and decreases during periods of severe weather. HRI’s CCP sales have historically reflected these seasonal trends, with the largest percentage of total annual revenues being realized in the quarters ended June 30 and September 30. Low seasonal demand normally results in reduced shipments and revenues in the quarters ended December 31 and March 31.

        The CCP industry is cyclical because of its dependence on building construction and highway construction, including infrastructure repair, and is also affected by changes in general and local economic conditions. State construction budgets are affected adversely by economic downturns. HRI’s sales could significantly decrease as a result of a downturn in the economy in one or more markets that it serves.

If HRI’s coal-fueled electric utility industry suppliers fail to provide HRI with high-value CCPs on a timely basis, HRI’s costs could increase and our growth could be hindered.

        HRI relies on the production of CCPs by coal-fueled electric utilities. HRI has occasionally experienced delays and other problems in obtaining high-value CCPs from its suppliers and may in the future be unable to obtain high-value CCPs on the scale and within the time frames required by HRI to meet its customers’ needs. If HRI is unable to obtain CCPs or if it experiences a delay in the delivery of high-value or quality CCPs, HRI may be forced to incur significant unanticipated expenses to secure alternative sources or to otherwise maintain supply to its customers. Moreover, its revenues could be adversely affected if these customers choose to find alternatives to HRI’s products.

Because the markets for our construction materials products are heavily dependent on the residential construction and remodeling market, our revenues could decrease as a result of events outside our control that impact home construction and home improvement activity.

        With rising interest rates, there has been a slowing in 2006 of new housing starts and in home sales generally. While our construction materials business relies upon the home improvement and remodeling markets as well as new construction, we have experienced a slow down in sales activity in 2006. If interest rates continue to rise and affect customers’ desire or ability to engage in construction or remodeling, or if there is a limit on availability of credit for homeowners which results in a slowdown in new construction or remodeling and repair activities, our revenues could be materially adversely affected,

        The construction markets are seasonal. The majority of our construction materials sales are in the residential construction market, which tends to slow down in the winter months. If there is more severe weather than normal, or other events outside of our control, there may be a negative effect on our revenues if we are not able to increase market share.

A significant increase in the price of materials used in the production of our construction materials products that cannot be passed on to customers could have a significant adverse effect on our net income. Furthermore, we depend upon limited sources for certain key production materials, the interruption of which would materially disrupt our ability to manufacture and supply products, resulting in lost revenues and the potential loss of customers.

        Eldorado’s architectural stone manufacturing processes require key production materials including cement, oxides, packaging materials, and certain types of rubber-based products. The suppliers of these materials to Eldorado may experience capacity or supply constraints in meeting market demand that limit Eldorado’s ability to obtain needed production materials on a timely basis or at expected prices. Eldorado has no long-term contracts with suppliers. Eldorado does not currently maintain large inventories of production materials and alternative sources meeting Eldorado’s requirements could be difficult to arrange in the short term. A significant increase in the price of these materials that cannot be passed on to customers could have a significant adverse effect on our net income. Additionally, Eldorado’s manufacturing and ability to provide products to its customers could be materially disrupted if this supply of materials was interrupted for any reason. Such an interruption and the resulting inability to supply Eldorado’s customers with products could adversely impact Eldorado’s revenues and our relationships with Eldorado’s customers.

        Certain of Tapco’s products, which provide a majority of Tapco’s revenues, are manufactured from polypropylene, which material is sold to Tapco by a single supplier. The price of polypropylene is primarily a function of manufacturing capacity, demand and the prices of petrochemical feedstocks, crude oil and natural gas liquids. Historically, the market price of polypropylene has fluctuated, and significantly increased in 2006. A significant increase in the price of polypropylene that cannot be passed on to customers could have a significant adverse effect on our net income. There is no long-term contract with Tapco’s polypropylene supplier. Tapco does not maintain large inventories of polypropylene and alternative sources meeting Tapco’s requirements could be difficult to arrange in the short term. Therefore, Tapco’s manufacturing and ability to provide products to its customers could be materially disrupted if this supply of polypropylene was interrupted for any reason. Such an interruption and the resulting inability to supply Tapco’s customers with products could adversely impact Tapco’s revenues and potentially our relationships with Tapco’s customers.

Interruption of Tapco’s ability to immediately ship individual or custom product orders could harm Tapco’s reputation and result in lost revenues if customers turn to other sources for products.

        Tapco’s construction materials business is highly dependent upon rapid shipments to contractors and distributors throughout the United States of individual orders, a large portion of which orders are manufactured upon demand to meet customer specifications. If there is significant interruption of business at any of Tapco’s manufacturing plants or with Tapco’s computer systems that track customer orders and production, Tapco is at risk of harming its reputation for speed and reliability with important customers and losing short-term and long-term revenues if these customers turn to other sources.

Tapco’s revenues would be materially adversely affected if it lost one or more of its three major customers.

        Three of Tapco’s customers together accounted for approximately 30% of its revenues in its fiscal year ended September 30, 2006. There are no long-term contracts in place with these customers. Accordingly, a loss of or significant decrease in demand from these customers would have a material adverse effect on Tapco’s business.

Our growth requires continued investment of capital. If we cannot invest additional capital into new and existing businesses, we may not be able to sustain or increase ourgrowth.

         Our operations require both maintenance and growth capital. A key part of our business strategy has been to expand through complementary acquisitions, which has required significant capital. In addition, commercialization of our energy technologies, such as coal cleaning, coal drying and heavy oil upgrading, has required and will require significant debt and equity commitments. In 2006 we entered into joint ventures with Degussa AG for acquiring a hydrogen peroxide plant and with GRE to develop an ethanol plant, both of which were financed with equity investments and debt incurred at the project level, and we will consider making additional such investments in the future. If we do not have sufficient capital to make equity investments in new projects and/or cannot find acceptable sources of debt financing, our growth may suffer.

        Our construction materials and CCP businesses also require significant capital expenditures. Our senior secured credit facilities limit capital expenditures for all of Headwaters to approximately $100.0 million plus the carryover of $25.4 million from fiscal 2006 and prior years for fiscal year 2007. We believe that we will need substantially all of this capital expenditure limitation in fiscal year 2007 for maintenance, growth of existing businesses and new growth initiatives.

The availability and price of corn purchased by Blue Flint Ethanol, LLC (“BFE”) can be affected by weather, disease, government programs and other factors beyond BFE’s control. In addition, fluctuations in gasoline and diesel fuel prices could adversely affect BFE’s ethanol revenues.

BFE, our joint venture with GRE to produce ethanol from corn, is expected to begin production in the first quarter of calendar 2007. The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather, plantings, crop disease, government farm programs and policies, changes in demand resulting from population growth, and production of similar and competitive crops. These factors have historically caused volatility in corn prices and supplies and, consequently, may cause volatility in BFE’s operating results. Reduced supply of corn could adversely affect our profitability by increasing the cost of raw materials used in BFE’s operations.

In addition, the use of ethanol is closely related to, or may be substituted for, gasoline and diesel fuel. Therefore, the selling price of ethanol relates to the selling prices of gasoline and diesel fuel. A significant decrease in the price of gasoline or diesel fuel could result in a significant decrease in the selling price of BFE’s ethanol and could adversely affect BFE’s revenues and operating results. The ethanol and biodiesel industry in the U.S. has grown rapidly over the last few years and our success will depend on whether demand for ethanol increases concurrently or if the increased production results in excess capacity.

Our new businesses, processes and technologies may not be successfully developed, operated and marketed, which could affect our future profitability.

        Although we have developed or acquired many new businesses, processes and technologies (e.g., ethanol, heavy oil upgrading and coal cleaning), commercialization of these businesses and technologies are in early stages. Commercial success of these new businesses and technologies will depend on our ability to enter into agreements with customers, licensees and/or joint venturers to further develop and provide adequate funding to commercialize the new businesses and technologies, as well as to develop markets for the products and technologies. We may not be able to enter into these agreements and adequate funding may not be available to fully develop and successfully commercialize our new businesses and technologies. Further, we may not be able to profitably operate our new businesses or market our technologies or products produced from them.

Headwaters is conducting business in China and other foreign countries, where intellectual property and other laws, as well as business conditions, may leave our intellectual property, products and technologies vulnerable to duplication by competitors and create uncertainties as to our legal rights against such competitors’ actions.

        Headwaters has and is expected to continue to license or otherwise make its technology, including its nanotechnology, heavy oil upgrading and coal liquefaction technology, available to entities in China, India and other foreign countries. There is a risk that foreign intellectual property laws will not protect our intellectual property to the same extent as under United States laws, leaving us vulnerable to competitors who may attempt to copy our products, processes or technologies. Further, the legal system of China is based on statutory law. Under this system, prior court decisions may be cited as persuasive authority but do not have binding precedential effect. Since 1979, the Chinese government has been developing a comprehensive system of commercial laws and considerable progress has been made in the promulgation of laws and regulations dealing with economic matters, such as corporate organization and governance, foreign investment, commerce, taxation and trade. As these laws, regulations and legal requirements are relatively new and because of the limited volume of published case law and judicial interpretations and the non-binding nature of prior court decisions, the interpretation and enforcement of these laws, regulations and legal requirements involve some uncertainty. These uncertainties could limit the legal protection or recourse available to us. In addition, dependence on foreign licenses and conducting foreign operations may subject us to increased risk from political change, ownership issues or repatriation or currency exchange concerns.

Significant increases in energy and transportation costs that cannot be passed on to customers could have a significant adverse effect on net income.

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

        The coal-based solid alternative fuel operations of HES and the CCP operations of HRI and their respective customers and licensees, together with new projects such as coal cleaning, the ethanol plant and the acquisition of a hydrogen peroxide plant in Korea, are subject to federal, state, local and international environmental regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of waste products, which add to the costs of doing business and expose us to potential fines for non-compliance. If the costs of environmental compliance increase for any reason, we may not be able to pass on these costs to customers. In order to establish and operate the alternative fuel plants, coal cleaning plants, power plants and operations to collect and transport CCPs and bottom ash, we, our licensees and customers have obtained various state and local permits and must comply with processes and procedures that have been approved by regulatory authorities. Any failure to comply could result in the issuance of substantial fines and penalties and cause us to incur environmental liabilities.

        Certain HCM manufacturing operations, including those of Eldorado and Tapco, are also subject to environmental regulations and permit requirements. If HCM and its subsidiaries and affiliates cannot obtain or maintain required environmental permits for their existing and planned manufacturing facilities in a timely manner or at all, they may be subject to additional costs and/or fines.

        The ethanol industry sector manufactures ethanol, principally from industrial corn. Ethanol production facilities can emit volatile organic compounds and carbon monoxide into the air. In 2002, EPA began investigating a suspected pattern of noncompliance with the Prevention of Significant Deterioration/New Source Review (PSD/NSR) requirements of the Clean Air Act within the ethanol industry. The Clean Air Act’s NSR program requires a source to install pollution controls and undertake other preconstruction obligations to control air pollution emissions. Subsequent investigations of several companies in the ethanol industry found them to be in violation for failure to obtain either PSD or minor source permits for new construction and/or modifications made at their facilities. EPA has negotiated consent decrees with several companies to bring their ethanol plants into compliance with the air pollution requirements. Our ethanol production facility to be located at the GRE Coal Creek pulverized coal electric power station near Underwood, North Dakota, may be subject to air pollution permitting and emission control regulatory requirements. If this facility cannot obtain or maintain required environmental permits or maintain compliance with environmental regulations, it may be subject to additional costs and/or fines.

        HTI’s ordinary course of business requires using its facilities to perform research and development activities involving coal, oil, chemicals and energy technologies, including liquefaction of coal. As a result, petroleum and other hazardous materials have been and are present in and on HTI’s properties. Regulatory noncompliance or accidental discharges, fires, or explosions, in spite of safeguards, could create environmental or safety liabilities. Therefore, our operations entail risk of environmental damage and injury to people, and we could incur liabilities in the future arising from the discharge of pollutants into the environment, waste disposal practices, or accidents.

We are involved in litigation and claims for which we incur significant costs and are exposed to significant liability.

        We are a party to some significant legal proceedings and are subject to potential claims regarding operation of our business. These proceedings will require that we incur substantial costs, including attorneys’ fees, managerial time and other personnel resources and costs in pursuing resolution, and adverse resolution of these proceedings could hurt our reputation. With respect to the cases referred to in “Business — Litigation,” the following amount of damages is being sought by the counter parties:

McEwan: McEwan seeks declaratory relief as well as compensatory damages in the approximate amount of $3 million plus punitive damages.

Boynton: Boynton seeks declaratory relief as well as compensatory damages in the approximate amount of $25 million plus punitive damages.

We have ongoing litigation and claims incurred during the normal course of business, including the items referred to above. We intend to vigorously defend and/or pursue our rights in these actions. We do not currently believe that the outcome of these actions will have a material adverse effect on our operations, cash flows or financial position; however, it is possible that a change in the estimates of probable liability could occur, and the change could be significant.

We have significant competition in our industries which may cause demand for our products and services to decrease.

        We experience significant competition in all of our segments and geographic regions. A failure to compete effectively or increased competition could lead to price cuts, reduced gross margins and loss of market share, which could decrease our profitability. Many of our competitors have greater financial, management and other resources than us and may be able to take advantage of acquisitions and other opportunities more readily. In certain instances we must compete on the basis of superior products and services rather than price, thereby increasing the costs of marketing our services to remain competitive. See ITEM 1, Competition, for more information on the competition faced by Headwaters in all of its segments.

Our business strategy to diversify and grow through acquisitions may result in integration costs, poor performance and dilution to existing stockholders.

        An important aspect of our business strategy has been and continues to be diversification and growth through acquisitions. Our ability to successfully implement our strategy is subject to a number of risks, including difficulties in identifying acceptable acquisition candidates, consummating acquisitions on favorable terms and obtaining adequate financing, which may adversely affect our ability to develop new products and services and to compete in our markets. In addition, if we consummate acquisitions through an exchange of our securities, our existing stockholders could suffer dilution.

        If we do not successfully integrate newly acquired businesses with our existing businesses, we may not realize the expected benefits of the acquisitions, and the resources and attention required for successful integration may interrupt the business activities of acquired businesses and our existing businesses. Successful management and integration of acquisitions are subject to a number of risks, including difficulties in assimilating acquired operations, loss of key employees, diversion of management’s attention from core business operations, assumption of contingent liabilities, incurrence of potentially significant write-offs, and various employee issues, such as issues related to human resource benefit plans, and an increase in employment and discrimination claims and claims for workers’ compensation. Each business acquisition also requires us to expand our operational and financial systems, which increases the complexity of our information technology systems. Implementation of controls, systems and procedures may be costly and time-consuming and may not be effective. This strategy may not improve our operating results and acquisitions may have a dilutive effect on existing stockholders.

If our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act are not adequate, our reputation could be harmed and we could be subject to regulatory scrutiny, civil or criminal penalties or stockholder litigation.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent auditors report on management’s evaluation of our system of internal controls. We have documented and tested our system of internal controls to provide the basis for our report for the year ended September 30, 2006. The growth and diversification of our business through acquisitions complicates the process of developing, documenting, maintaining and testing internal controls. No assurance can be given that in the future there may not be significant deficiencies or material weaknesses that would be required to be reported in the future.

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

        As of September 30, 2006, we had approximately $595.1 million of total debt outstanding, including $415.3 million of senior indebtedness under our senior secured credit facilities and $172.5 million of our 2.875% convertible senior subordinated notes (the “Convertible Notes”). Subject to restrictions in our senior secured credit facility, we may also incur significant amounts of additional debt for working capital, capital expenditures and other purposes. Our combined debt total could have important consequences, including the following:

o	we may have difficulty borrowing money for working capital, capital expenditures, acquisitions or other purposes because of our existing debt load and because our borrowings are secured by all of our assets;

o	we will need to use a large portion of our cash flow to pay interest and the required principal payments on our debt, which will reduce the amount of money available to finance our operations, capital expenditures and other activities; and

o	over 70% of our senior secured credit facilities has a variable rate of interest, which exposes us to the risk of increased interest rates.

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

        Our senior secured credit facilities, contain, among other things, covenants that may restrict our ability to finance future operations or capital needs, to acquire additional businesses or to engage in other business activities. The senior secured credit facilities impose specified limitations on joint venture investments and new acquisitions. In addition, our senior secured credit facilities set forth covenants requiring us to maintain specified financial ratios and to satisfy certain financial condition tests which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. A breach of any of these covenants could result in a default under our senior secured credit facilities, in which event our lenders could elect to declare all amounts outstanding to be immediately due and payable. If we are not able to repay our obligations when they become due or they are accelerated, the lenders could foreclose on our assets. The indenture for the notes does not restrict the amount of indebtedness, including senior indebtedness, that we may incur.

Risks Related to our Common Stock

The price of our common stock historically has been volatile. This volatility may affect the price at which you could sell your common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock.

        The market price for our common stock has varied between a high of $40.19 in March 2006 and a low of $20.54 in July 2006 in the twelve month period ended October 31, 2006. This volatility may affect the price at which you could sell your common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in “Risks Relating to Our Business;” variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

        In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation. If we became involved in securities class action litigation in the future, it could result in substantial costs and diversion of our management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

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

        In addition, the sale of substantial amounts of our common stock could adversely impact its price. As of September 30, 2006, we had outstanding approximately 42.3 million shares of our common stock and options to purchase approximately 2.4 million shares of our common stock (of which approximately 2.3 million were exercisable as of that date). We also had outstanding approximately 3.1 million stock appreciation rights as of September 30, 2006, of which approximately 2.0 million were exercisable. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

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

        We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, our board of directors has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock, including the adoption of a “poison pill,” which could be used defensively if a takeover is threatened. The ability of our board of directors to create and issue a new series of preferred stock and certain provisions of Delaware law and our certificate of incorporation and bylaws could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

      None.

ITEM 2. PROPERTIES

        Headwaters’ headquarters are located at 10653 South River Front Parkway, Suite 300, South Jordan, Utah 84095. The lease for this office space of approximately 39,000 square feet has a term expiring July 2008. The monthly rent is approximately $60,000, with certain adjustments for inflation plus expenses.

        Construction Materials. HCM owns or leases 56 properties nationwide for its building products manufacturing, distribution, and sales operations. Tapco is headquartered in Wixom, Michigan and has major manufacturing facilities in Metamora, Michigan and Elkland, Pennsylvania. Eldorado is headquartered in San Marcos, California and has major manufacturing facilities in Rancho Cucamonga, California, Greencastle, Pennsylvania and Dublin, Georgia.

        CCPs. HRI owns or leases 12 properties nationwide for its fly ash storage and distribution operations with East, Central, and West regional divisions. HRI also conducts operations at more than 100 other sites via rights granted in various CCP through-put, handling and marketing contracts (for example, operating a storage or load-out facility located on utility-owned properties).

        Alternative Energy. HES directs its operations primarily from Headwaters’ South Jordan, Utah location. HES leases a small parcel in Fluvanna County, Virginia for a synfuel facility. HES also operates coal cleaning facilities on properties near Wellington, Utah and Adger, Alabama pursuant to a lease and processing agreement, respectively.

        HTI owns approximately six acres in Lawrenceville, New Jersey where it maintains offices and its research facilities.

ITEM 3. LEGAL PROCEEDINGS

        Headwaters has ongoing litigation and asserted claims which have been incurred during the normal course of business, including the specific matters discussed below. Headwaters intends to vigorously defend or resolve these matters by settlement, as appropriate. Management does not currently believe that the outcome of these matters will have a material adverse effect on Headwaters’ operations, cash flows or financial position.

        Historically, costs paid to outside legal counsel for litigation have comprised a majority of Headwaters’ litigation-related costs. During fiscal 2006, Headwaters incurred approximately $0.1 million of net expense for legal matters, including costs for outside legal counsel, compared to approximately $3.8 million in fiscal 2004 and $3.2 million in fiscal 2005. In 2006, developments in certain legal matters Headwaters is defending resulted in reduced likelihood of ultimate legal liability and a reduction of expense. Headwaters currently believes the range of potential loss for all unresolved matters, excluding costs for outside counsel, is from $1.0 million up to the amounts sought by claimants and has recorded a total liability as of September 30, 2006 of $1.0 million. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Headwaters’ outside counsel currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability to Headwaters. It is not possible to estimate what litigation-related costs will be in future periods.

        The matters discussed below raise difficult and complex legal and factual issues, and the resolution of these issues is subject to many uncertainties, including the facts and circumstances of each case, the jurisdiction in which each case is brought, and the future decisions of juries, judges, and arbitrators. Therefore, although management believes that the claims asserted against Headwaters in the named cases lack merit, there is a possibility of material losses in excess of the amounts accrued if one or more of the cases were to be determined adversely against Headwaters for a substantial amount of the damages asserted. It is possible that a change in the estimates of probable liability could occur, and the changes could be material. Additionally, as with any litigation, these proceedings require that Headwaters incur substantial costs, including attorneys’ fees, managerial time, and other personnel resources and costs in pursuing resolution.

        McEwan. In 1995, Headwaters granted stock options to a member of its board of directors, Lloyd McEwan. The director resigned from the board in 1996. Headwaters has declined McEwan’s attempts to exercise most of the options on grounds that the options terminated. In June 2004, McEwan filed a complaint in the Fourth District Court for the State of Utah against Headwaters alleging breach of contract, breach of implied covenant of good faith and fair dealing, fraud, and misrepresentation. McEwan seeks declaratory relief as well as compensatory damages in the approximate amount of $2.8 million and punitive damages. Headwaters has filed an answer denying McEwan’s claims and has asserted counterclaims against McEwan. Because resolution of the litigation is uncertain, legal counsel cannot express an opinion as to the ultimate amount of liability or recovery.

        Boynton. In October 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. (This technology is distinct from the technology developed by Headwaters.) This action is factually related to an earlier action brought by certain purported officers and directors of Adtech, Inc. That action was dismissed by the United States District Court for the Western District of Tennessee and the District Court’s order of dismissal was affirmed on appeal. In the current action, the allegations arise from the same facts, but the claims are asserted by certain purported stockholders of Adtech. In June 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee alleging, among other things, fraud, conspiracy, constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. The plaintiffs seek declaratory relief and compensatory damages in the approximate amount of between $15.0 million and $25.0 million and punitive damages. In February 2006, the District Court dismissed all claims against Headwaters. Also in February 2006, plaintiffs filed their notice of appeal to the United States Court of Appeals for the Sixth Circuit. In June 2006, the appeal was transferred to the United States Court of Appeals for the Federal Circuit. Because the resolution of the litigation is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability.

        Headwaters Construction Materials Matters. There are litigation and pending and threatened claims made against certain subsidiaries of Headwaters Construction Materials (“HCM”) with respect to several types of exterior finish systems manufactured and sold by its subsidiaries for application by contractors on residential and commercial buildings. Typically, litigation and these claims are controlled by such subsidiaries’ insurance carriers. The plaintiffs or claimants in these matters have alleged that the structures have suffered damage from latent or progressive water penetration due to some alleged failure of the building product or wall system. The most prevalent type of claim involves alleged defects associated with components of an Exterior Insulating and Finish System (“EIFS”) which was produced for a limited time (through 1997) by Best Masonry & Tool Supply and Don’s Building Supply. There is a 10-year projected claim period following discontinuation of the product.

        Typically, the claims cite damages for alleged personal injuries and punitive damages for alleged unfair business practices in addition to asserting more conventional damage claims for alleged economic loss and damage to property. To date, claims made against such subsidiaries have been paid by their insurers, with the exception of minor deductibles, although such insurance carriers typically have issued “reservation of rights” letters. None of the cases has gone to trial. While, to date, none of these proceedings have required that HCM incur substantial costs, there is no guarantee of insurance coverage or continuing coverage. These and future proceedings may result in substantial costs to HCM, including attorneys’ fees, managerial time and other personnel resources and costs. Adverse resolution of these proceedings could have a materially negative effect on HCM’s business, financial condition, and results of operation, and its ability to meet its financial obligations. Although HCM carries general and product liability insurance, HCM cannot assure that such insurance coverage will remain available, that HCM’s insurance carrier will remain viable, or that the insured amounts will cover all future claims in excess of HCM’s uninsured retention. Future rate increases may also make such insurance uneconomical for HCM to maintain. In addition, the insurance policies maintained by HCM exclude claims for damages resulting from exterior insulating finish systems, or EIFS, that have manifested after March 2003. Because resolution of the litigation and claims is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of HCM’s liability.

        Other. Headwaters and its subsidiaries are also involved in other legal proceedings that have arisen in the normal course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERMATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Since April 6, 2005, the shares of our common stock have traded on the New York Stock Exchange under the symbol “HW.” Prior to that time, our shares traded on the Nasdaq National Market under the symbol “HDWR.” Options on our common stock are traded on the Chicago Board Options Exchange under the symbol “HQK.” The following table sets forth for the periods presented, the high and low trading prices of our common stock as reported by the New York Stock Exchange or Nasdaq, as applicable.

Fiscal 2005	Low	High
Quarter ended December 31, 2004	$27.52	$34.96
Quarter ended March 31, 2005	26.31	34.49
Quarter ended June 30, 2005	29.08	35.57
Quarter ended September 30, 2005	33.90	45.75

Fiscal 2006
Quarter ended December 31, 2005	$30.30	$38.34
Quarter ended March 31, 2006	31.51	40.19
Quarter ended June 30, 2006	24.01	40.15
Quarter ended September 30, 2006	20.54	26.16

        As of November 15, 2006, there were 347 stockholders of record of our common stock. We have not paid dividends on our common stock to date and do not intend to pay dividends in the foreseeable future. Pursuant to the terms of our senior secured credit arrangement (see Note 8 to the consolidated financial statements), we are prohibited from paying cash dividends so long as any of the long-term debt is outstanding. We intend to retain earnings to finance the development and expansion of our business. Payment of common stock dividends in the future will depend upon, among other things, our debt covenants, our ability to generate earnings, our need for capital, our investment opportunities and our overall financial condition.

        The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K. See Note 11 to the consolidated financial statements for a description of securities authorized for issuance under equity compensation plans.

        We did not make any unregistered sales of our equity securities during the year ended September 30, 2006. We did not repurchase any shares of our equity securities during the fourth quarter of the year ended September 30, 2006.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data are derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements, related notes and other financial information included in this Form 10-K. The selected financial data as of and for the years ended September 30, 2002 and 2003 and as of September 30, 2004 are derived from audited financial statements not included in this Form 10-K. The selected financial data as of September 30, 2005 and 2006 and for the years ended September 30, 2004, 2005, and 2006 were derived from our audited financial statements included in this Form 10-K.

        As described in Note 13 to the consolidated financial statements, we acquired several companies in 2004 and in 2006. The results of operations for these companies for the periods from the acquisition dates through September 30, 2006 have been consolidated with our results. None of their results of operations up to the dates of acquisition have been included in our consolidated results.

        In 2004, we recognized revenue relating to funds deposited in an escrow account totaling approximately $27.9 million, most of which related to prior periods. In 2005, we successfully settled certain litigation which resulted in increased operating income, primarily related to prior periods, of approximately $52.4 million. Also in 2005, we early adopted the fair value method of accounting for stock-based compensation required by SFAS No. 123R and recorded approximately $33.8 million of stock-based compensation expense, most of which was of a non-recurring nature (see Note 11 to the consolidated financial statements).

	Year ended September 30,
(in thousands, except per share data)	2002	2003	2004	2005	2006
OPERATING DATA:
Total revenue	$119,345	$387,630	$553,955	$1,064,639	$1,121,387
Net income	24,286	36,631	64,317	121,278	102,058
Diluted earnings per share	0.94	1.30	1.88	2.79	2.19

	As of September 30,
(in thousands)	2002	2003	2004	2005	2006
BALANCE SHEET DATA:
Working capital	$15,023	$14,176	$44,387	$117,336	$145,296
Net property, plant and equipment	50,549	52,743	157,611	190,450	213,406
Total assets	372,857	373,275	1,540,779	1,671,656	1,661,729
Long-term liabilities:
Long-term debt	154,552	104,044	914,641	601,811	587,820
Deferred income taxes	51,357	50,663	121,469	108,449	96,972
Other	5,442	4,703	10,338	37,345	11,238

Total long-term liabilities	211,351	159,410	1,046,448	747,605	696,030
Total stockholders' equity	98,596	140,157	308,155	686,313	800,958

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the information set forth under the caption entitled “ITEM 6. SELECTED FINANCIAL DATA” and the consolidated financial statements and related notes included in this Form 10-K. Our fiscal year ends on September 30 and unless otherwise noted, future references to years refer to our fiscal year rather than a calendar year.

Introduction

        During the past several years, we have executed on our two-fold plan of maximizing cash flow from our existing operating business units and diversifying from over-reliance on the legacy alternative energy segment Section 45K [formerly Section 29] business. With the addition and expansion of the CCP management and marketing business through acquisitions in 2002 and in 2004, and the growth of the construction materials business, culminating in several large and small acquisitions in 2004, 2006 and 2007, we have achieved revenue growth and diversification into three business segments. Because we also incurred increased indebtedness to make strategic acquisitions, one of our ongoing financial objectives is to continue to focus on increased cash flows for purposes of reducing indebtedness.

        A material amount of our consolidated revenue and net income is derived from license fees and sales of chemical reagents, both of which depend on the ability of licensees and other customers to manufacture and sell qualified synthetic fuel that generates tax credits under Section 45K [formerly Section 29] of the Internal Revenue Code. We also claim Section 45K tax credits based upon synthetic fuel sales from facilities in which we own an interest. From time to time, issues arise as to the availability of tax credits and, with the rising price of oil, the phase-out of credits, including the following items.

        By law, Section 45K tax credits for synthetic fuel produced from coal expire on December 31, 2007. In addition, Section 45K tax credits are subject to phase-out after the average annual U.S. wellhead oil price (“reference price”) reaches a beginning phase-out threshold price, and are eliminated entirely if the reference price reaches the full phase-out price. There was no phase-out of Section 45K tax credits for calendar 2005; however, we believe that due to higher oil prices in 2006, partial phase-out of tax credits will occur for calendar 2006. As of the date hereof, substantially all of our licensees are producing synthetic fuel, but most licensees stopped production for a period of time earlier in the year. These events have materially adversely affected both the amount and timing of recognition of our revenue, net income and cash flow, and will have a material adverse effect in future periods as well. Reference is made to notes 10 and 14 to the consolidated financial statements where there is more information on phase out and other uncertainties related to Section 45K tax credits that have affected our business in 2006 and that are likely to continue to affect our business.

        Our acquisition strategy targets businesses that are leading players in their respective industries, that enjoy healthy operating margins and that are not overly capital intensive, thus providing additional cash flow that complements the financial performance of our existing businesses. In addition, in 2006, we have begun to acquire small companies with innovative products that can be marketed using our existing distribution channels. We are also committed to continuing to invest in research and development activities that are focused on energy-related technologies and nanotechnology. We have agreed to a joint venture project to construct, own and operate an ethanol plant located in North Dakota which is currently expected to begin operating in early calendar 2007, and are also beginning to invest in other alternative energy projects such as coal cleaning and the use of nanocatalysts to engineer coal for emissions reduction.

        As a result of our CCPs and construction materials businesses, we are also affected by seasonality, with the highest revenues and profitability produced in the June and September quarters. With CCPs, our strategy is to continue to negotiate long-term contracts so that we can invest in transportation and storage infrastructure for the marketing and sale of CCPs. We also intend to continue our efforts to expand usage of high-value CCPs and develop uses for lower-value CCPs, including the expanded use of CCPs in our construction materials businesses and the industry in general.

        In 2005 and continuing into 2006, we have focused on the integration of our 2004 acquisitions, including the marketing of diverse construction materials products through our national distribution network. We became highly leveraged as a result of those acquisitions, but have reduced our outstanding debt since that time through cash generated from operations, from an underwritten public offering of common stock and from proceeds from settlement of litigation. We intend to continue to focus on repaying long-term debt while continuing to look for diversification opportunities within prescribed parameters.

Consolidation and Segments

        Consolidation. The consolidated financial statements include the accounts of Headwaters, all of our subsidiaries and other entities in which we have a controlling interest. We are also required to consolidate any variable interest entities for which we are the primary beneficiary; however, as of September 30, 2006, there are none. For investments in entities in which we have a significant influence over operating and financial decisions (generally defined as owning a voting or economic interest of 20% to 50%), we apply the equity method of accounting. In instances where our investment is less than 20% and significant influence does not exist, investments are carried at cost. All significant intercompany transactions and accounts are eliminated in consolidation.

        As described in more detail in Note 13 to the consolidated financial statements, we made several significant acquisitions in 2004 and several insignificant acquisitions in 2006. These entities’ results of operations for the periods from the acquisition dates through September 30, 2006 have been consolidated with our results; their operations up to the dates of acquisition have not been included in our consolidated results for any period.

        Segments. We currently operate three business segments within two industries, the construction materials and CCPs segments in the building materials industry, and the alternative energy segment in the energy industry. These segments are managed and evaluated separately by management due to differences in their operations, products and services.

        Prior to 2004, the businesses in the construction materials segment manufactured and distributed bagged concrete, stucco, mortar and block products. The 2004 acquisitions expanded our concrete block business, and added manufactured architectural stone and resin-based siding accessories and related products used in exterior residential home improvement and construction to the product line. Revenues for the construction materials segment consist of product sales to wholesale and retail distributors, contractors and other users of building products.

        The CCP segment manages and markets coal combustion products such as fly ash and bottom ash, known as CCPs, to building products and ready mix concrete companies. We purchase CCPs from coal-fired electric power generation plants under long-term contracts and supply them to our customers as a replacement for manufactured or mined materials, primarily portland cement. CCP revenues consist primarily of product sales with a small amount of service revenue.

        The alternative energy segment includes our legacy coal-based solid alternative fuels business and several newer initiatives, including coal cleaning, coal drying, ethanol and the commercialization of catalyst technologies, primarily catalysts that help improve the yield and quality of petroleum-based fuels. Revenues for this segment consist primarily of sales of chemical reagents and license fees.

Critical Accounting Policies and Estimates

        Our significant accounting policies are identified and described in Note 2 to the consolidated financial statements. The preparation of consolidated financial statements in conformity with U. S. generally accepted accounting principles requires us to make estimates and assumptions that affect i) the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and ii) the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

        We continually evaluate our policies and estimation procedures. Estimates are often based on historical experience and on assumptions that are believed to be reasonable under the circumstances, but which could change in the future. Some of our accounting policies and estimation procedures require the use of substantial judgment, and actual results could differ materially from the estimates underlying the amounts reported in the consolidated financial statements. Such policies and estimation procedures have been reviewed with our Audit Committee. The following is a discussion of critical accounting policies and estimates.

        License Fee Revenue Recognition. We currently license our technologies to the owners of 28 coal-based solid alternative fuel facilities in the U.S. License agreements contain a quarterly earned royalty fee generally set at a prescribed dollar amount per ton or a percentage of the tax credits earned by the licensee. Recurring license fees or royalty payments are recognized in the period when earned, which coincides with the sale of alternative fuel by our licensees, provided standard revenue recognition criteria such as amounts being “fixed or determinable” are met. In most instances, we receive timely reports from licensees notifying us of the amount of solid synthetic fuel sold and the royalty due us under the terms of the respective license fee agreements. Additionally, we have experienced a regular pattern of payment by these licensees of the reported amounts.

        Estimates of license fee revenue earned, where required, can be reliably made based upon historical experience and/or communications from licensees with whom an established pattern exists. In some cases, however, such as when a licensee is beginning to produce and sell synthetic fuel or when a synthetic fuel facility is sold by a licensee to another entity, and for which there is no pattern or knowledge of past or current production and sales activity, there may be more limited information available to estimate the license fee revenue earned. In these situations, we use such information as is available and where possible, substantiate the information through such procedures as observing the levels of chemical reagents purchased by the licensee and used in the production of the solid synthetic fuel. In certain limited situations, we are unable to reliably estimate the license fee revenues earned during a period, and revenue recognition is delayed until a future date when sufficient information is known from which to make a reasonable estimation.

        Pursuant to the contractual terms of an agreement with one licensee, the license fees owed to us, which accumulated during a period of approximately two and a half years ending in 2004, were placed in escrow for our benefit pending resolution of an audit of the licensee by the IRS. Certain accounting rules governing revenue recognition, requiring that the seller’s price to the buyer be “fixed or determinable” as well as reasonably certain of collection, appeared to preclude revenue recognition for the amounts placed in escrow because they were potentially subject to adjustment based on the outcome of the IRS audit. Accordingly, none of the escrowed amounts were recognized as revenue in the consolidated statements of income through December 31, 2003. During the March 2004 quarter, the fieldwork for the tax audit of the licensee was completed and there were no proposed adjustments to the tax credits claimed by the licensee. As a result, in March 2004 we recognized revenue, net of the amount we were required to pay to a third party, relating to the funds deposited in the escrow account totaling approximately $27.9 million. Approximately $3.0 million of this amount related to revenue recorded in the March 2004 quarter and approximately $25.0 million was recorded as revenue related to prior periods. During the June 2004 quarter, the IRS completed its administrative review of the licensee’s tax audit and the escrowed amounts were disbursed from the escrow account and paid to us.

        In addition to the escrowed amounts, this same licensee has also set aside substantial amounts for working capital and other operational contingencies as provided for in the agreement. These amounts may eventually be paid out to various parties having an interest in the cash flows from the licensee’s operations, including us, if they are not used for working capital and other operational contingencies. As a result, we currently expect to receive at some future date a portion of those reserves, the amount of which is not currently determinable and which constitutes a gain contingency not recognizable as revenue.

        In 1996, we entered into an agreement with AJG Financial Services, Inc. The agreement provided for AJG to pay royalties and allowed AJG to purchase proprietary chemical reagent material from us. In October 2000, we filed a complaint in the Fourth District Court for the State of Utah against AJG alleging that it had failed to make payments and to perform other obligations under the agreement. We asserted claims including breach of contract and sought money damages as well as other relief. AJG’s answer to the complaint denied our claims and asserted counter-claims based upon allegations of misrepresentation and breach of contract.

        This litigation came to the trial phase in January 2005. The jury reached a verdict substantially in our favor and the court entered a judgment for us against AJG in the amount of approximately $175.0 million which included approximately $32.0 million in prejudgment interest. In May 2005, we entered into a settlement agreement with AJG which provided for payments to us in the amount of $50.0 million at the time of settlement (which payment was received in May 2005), $70.0 million (related to a contract modification for use of technology) in January 2006, and certain quarterly payments based upon tax credits associated with AJG’s facilities for calendar years 2005 through 2007. Payments based upon tax credits associated with AJG’s facilities for the first three quarters of calendar year 2005 were received in January 2006, with all other quarterly payments for 2005 through 2007 payable 45 days after the end of each quarter. Payments based upon tax credits for 2005 through 2007 are subject to downward adjustment or elimination if a phase-out of section 29 tax credits occurs due to high oil prices.

        We recognized the $50.0 million contract litigation settlement gain, net of payments due to a third party, as a reduction in operating costs and expenses in 2005. The $70.0 million, net of payments due to a third party, is being recognized as revenue over calendar years 2005 through 2007. The ongoing quarterly payments based upon tax credits are being recognized as revenue in accordance with our revenue recognition policy for license fee revenue.

        In connection with the settlement of the AJG litigation, we also recognized approximately $8.2 million of revenue from a licensee with an indirect interest in that litigation, all of which related to periods prior to January 1, 2005. Ongoing revenue from this licensee is also being recognized in accordance with our revenue recognition policy for license fee revenue.

        Certain accounting rules limit revenue recognition to amounts that are “fixed or determinable.” The amount of license fee revenue we recognized for 2006 was materially negatively affected by significantly reduced revenues being recognized for several licensees whose license agreements call for us to be paid a portion of the tax credits earned by the licensee. Because the calendar 2006 phase-out percentage for Section 45K tax credits can not be finalized at the current time, only approximately $10.0 million of revenues for these licensees was recognized for the nine months ended September 30, 2006. The amount recognized met the “fixed or determinable” recognition criterion and it is remote that any negative adjustment will be required in the future. Additional revenues for these licensees, which could total more than $30.0 million (calculated based on licensee-reported data, which amount ultimately depends on the calendar 2006 phase-out percentage of Section 45K), will not be recognized until such time as these amounts become “fixed or determinable.”

        Income Taxes. Significant estimates and judgments were required in the calculation of our income tax provisions for the years presented, most particularly for 2006. One of the key estimates affecting our 2006 tax provision relates to the amount of Section 45K [formerly Section 29] tax credits that will ultimately be available related to our 19% interest in an entity that owns and operates a coal-based solid alternative fuel production facility (see Note 10 to the consolidated financial statements), plus two other smaller alternative fuel facilities that we own and operate. While the calendar 2006 Section 45K tax credit phase-out percentage can not be finalized at the current time, as of September 30, 2006, an estimated phase-out percentage of 42% is our best estimate of what the phase-out percentage for calendar 2006 would be, using available information as of that date.

        The calculation of our tax liabilities involves uncertainties in the application of complex tax regulations in multiple jurisdictions. We recognize potential liabilities for anticipated tax audit issues in the U.S. and state tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest will be due. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer probable or necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

        In evaluating our ability to recover our recorded deferred tax assets, in full or in part, all available positive and negative evidence, including our past operating results and our forecast of future taxable income on a jurisdiction by jurisdiction basis, is considered and evaluated. In determining future taxable income, we are responsible for assumptions utilized including the amount of federal, state and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage our underlying businesses.

        Valuation of Long-Lived Assets, including Intangible Assets and Goodwill. Long-lived assets consist primarily of property, plant and equipment, intangible assets and goodwill. Intangible assets consist primarily of identifiable intangible assets obtained in connection with acquisitions. These intangible assets are being amortized using the straight-line method over their estimated useful lives.

        Goodwill consists of the excess of the purchase price for businesses acquired over the fair value of identified assets acquired, net of liabilities assumed. In accordance with the requirements of SFAS No. 142, we do not amortize goodwill, all of which relates to acquisitions that occurred from 2001 through 2006. SFAS No. 142 requires us to periodically test for goodwill impairment at least annually, or sooner if evidence of possible impairment arises. We perform our annual impairment testing as of June 30, using a two-step process that begins with an estimation of the fair values of the reporting units that have goodwill. Currently, five reporting units have goodwill, three of which are in the construction materials segment. There is one reporting unit with goodwill in each of the CCPs and alternative energy segments.

        Step 1 of impairment testing consists of determining and comparing the fair values of the reporting units to the carrying values of those reporting units. If step 1 is failed for a reporting unit, indicating a potential impairment, we would be required to complete step 2, which is a more detailed test to calculate the implied fair value of goodwill, and compare that value to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is required to be recorded. We have performed step 1 impairment tests of recorded goodwill as of June 30, 2004, 2005 and 2006, all of which indicated that the fair values of the reporting units exceeded their carrying values. Accordingly, step 2 of the impairment tests was not required to be performed, and no impairment charges were necessary.

        In addition to the annual review, we evaluate, based on current events and circumstances, the carrying value of long-lived assets, including intangible assets and goodwill, as well as the related amortization periods, to determine whether adjustments to these amounts or to the useful lives are required. Changes in circumstances such as technological advances, or changes in our business model or capital strategy could result in the actual useful lives differing from our current estimates. In those cases where we determine that the useful life of property, plant and equipment or intangible assets should be changed, we would amortize the net book value in excess of salvage value over its revised remaining useful life, thereby adjusting depreciation or amortization expense as necessary.

        The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flow from that asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Indicators of impairment include such things as a significant adverse change in legal factors or in the general business climate, a decline in operating performance indicators, a significant change in competition, or an expectation that significant assets will be sold or otherwise disposed of. In 2006, the construction materials segment revised downward the estimated useful lives of certain assets resulting in accelerated depreciation charges in order to fully depreciate the assets over shorter periods.

        It is possible that some of our tangible or intangible long-lived assets or goodwill could be impaired in the future and that resulting write-downs could be material.

        Stock-Based Compensation. As described in more detail in Note 11 to the consolidated financial statements, we early adopted the fair value method of accounting for stock-based compensation required by SFAS No. 123R, effective as of October 1, 2004, the beginning of our 2005 fiscal year. SFAS No. 123R revises SFAS No. 123 and supersedes APB 25 and requires companies to expense the value of employee stock options and other equity-based awards. Stock-based compensation expense is reported within the same operating expense line items as used for cash compensation expense. A significant amount of the 2005 stock-based compensation resulted from the expense associated with the grants of immediate-vested SARs and from the acceleration of vesting of certain stock options. Due to immateriality, we have not capitalized any compensation cost as part of the cost of any asset. Tax benefits resulting from exercise of stock options and SARs are reflected in the consolidated statements of changes in stockholders’ equity and cash flows.

        We recognize compensation expense equal to the grant-date fair value of stock-based awards for all awards expected to vest, over the period during which the related service is rendered by grantees. The fair value of stock-based awards is determined primarily using the Black-Scholes-Merton (“B-S-M”) model, which is the same valuation model used previously in valuing stock options for the pro forma footnote disclosures under the requirements of SFAS No. 123 (see Note 2 to the consolidated financial statements). We use the “graded vesting” or accelerated method to value awards and to allocate those values over the requisite service periods, again the same method as used previously in determining pro forma expense under SFAS No. 123. Our estimated forfeiture rates are based largely on historical data and ranged from 0% to 5% during 2005 and 2006, depending on the type of award and the award recipients. As of September 30, 2006, the estimated forfeiture rate for most unvested awards is 1% per year.

        The fair values of stock options and SARs granted in 2005 and 2006 were estimated using the B-S-M model, adjusted where necessary to account for specific terms of awards that the B-S-M model does not have the capability to consider. We use the services of an independent valuation firm to validate our fair value estimates and assumptions and also to determine certain necessary adjustments to the B-S-M model output. One such adjustment was used in determining the fair value of SARs which have a cap on allowed appreciation. For these SARs, the output determined by the B-S-M model was reduced by an amount determined by a Quasi-Monte Carlo simulation to reflect the reduction in fair value associated with the appreciation cap.

        Expected stock price volatility was estimated using historical volatilities of our stock, implied volatilities of traded options on our stock, volatility predicted by a “Generalized AutoRegressive Conditional Heteroskedasticity” model, and an analysis of volatilities used by other public companies in comparable lines of business. Risk-free interest rates used were the US Treasury bond yields with terms corresponding to the expected terms of the awards being valued. In estimating expected lives, we considered the contractual and vesting terms of awards, along with historical experience; however, due to insufficient historical data from which to reliably estimate expected lives, we used estimates based on the “simplified method” set forth by the SEC in Staff Accounting Bulletin No. 107, where expected life is estimated by summing the award’s vesting term and the contractual term and dividing that result by two. The reduction in value related to grantee payment for certain immediate-vested SARs was estimated by management based on the terms of the payment requirements and other factors.

        A significant amount of our outstanding SARs vest over five years and most of these SARs are exercisable based on the achievement of performance criteria related to our economic growth during the five-year period. We currently expect the performance criteria to be achieved and therefore are recording compensation expense over the five-year period, which also represents the requisite service period. If this expectation changes in the future, some or all of the compensation expense recognized up to that time would be reversed.

        As a result of the adoption of SFAS No. 123R, we will recognize additional non-cash compensation expense in future periods. As of September 30, 2006, there was approximately $11.4 million of total compensation cost related to nonvested awards not yet recognized. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

        The adoption of SFAS No. 123R, combined with the settlement of the AJG litigation described above, was a contributing factor in our decision to grant employee incentive awards in 2005, in particular to grant fewer options and more SARs, including many that vested immediately, the granting of performance-based awards, and the acceleration of vesting of stock options.

Year Ended September 30, 2006 Compared to Year Ended September 30, 2005

        The information set forth below compares our operating results for the year ended September 30, 2006 (“2006”) with operating results for the year ended September 30, 2005 (“2005”).

        Revenue. Total revenue for 2006 increased by $56 million or 5% to $1.121 billion as compared to $1.065 billion for 2005. The major components of revenue are discussed in the sections below.

        Construction Materials Segment. Sales of construction materials during 2006 were $573.4 million with a corresponding direct cost of $394.1 million. Sales of construction materials during 2005 were $519.9 million with a corresponding direct cost of $346.5 million. The increase in sales of construction materials during 2006 was due primarily to increases in volume, which occurred across all major product lines, with a lesser impact from price increases related to passing on to customers a portion of raw material cost increases. The primary reasons for the decline in gross margin percentage from 2005 to 2006 were acceleration of depreciation charges in order to fully depreciate certain assets over shorter estimated useful lives, additional operating costs as production levels were managed downward to account for the downturn in the residential housing market and higher raw material costs, only a portion of which were passed on to customers. Because a substantial amount of our revenues in this segment are dependent on the housing market, we anticipate some impact in 2007 from the current slowdown in the housing industry.

        CCP Segment. CCP revenues for 2006 were $281.2 million with a corresponding direct cost of $206.4 million. CCP revenues for 2005 were $246.8 million with a corresponding direct cost of $186.1 million. The increase in CCP revenues and in the gross margin percentage during 2006 were due primarily to a combination of continued strong demand for CCPs, upward pricing trends in most concrete markets, and increased project revenues. In addition, weather conditions in the south central region of the United States have generally been favorable in 2006. The growth in demand for CCPs is due in part to certain regional shortages of portland cement for which CCPs are a substitute, which can result in an increased percentage of CCPs being used in concrete. The cement shortages also resulted in increased prices for CCPs in several markets.

        Alternative Energy Segment. Our alternative energy segment revenue consists primarily of chemical reagent sales, license fee revenue related to our solid alternative fuel technologies, and to a lesser extent, sales of synthetic fuel from two solid alternative fuel production facilities that we own that began operating in 2005. The major components of revenue for the alternative energy segment are discussed in the sections below.

        A material amount of our consolidated revenue and net income is derived from our license fees and sales of chemical reagents, both of which depend on the ability of licensees and other customers to manufacture and sell qualified synthetic fuel that generates tax credits under Section 45K [formerly Section 29] of the Internal Revenue Code. From time to time, issues arise as to the availability of tax credits and, with the rising price of oil, the potential phase-out of credits, as described previously and in Note 14 to the consolidated financial statements. Due to the significance of these issues, it is not possible to predict the trend of alternative energy revenue in future periods.

        Sales of Chemical Reagents. Chemical reagent sales during 2006 were $143.0 million with a corresponding direct cost of $108.1 million. Chemical reagent sales during 2005 were $170.3 million with a corresponding direct cost of $120.6 million. The decrease in chemical reagent sales during 2006 was due to decreased synthetic fuel production by our licensees (resulting in decreased sales of $13.0 million), and by customers with whom we do not have a license agreement (resulting in decreased sales of $14.3 million). The primary reason for decreased synthetic fuel production in 2006 was the potential for significant phase-out of Section 45K tax credits, resulting in licensees and other customers stopping or significantly curtailing production for a period of time during 2006. It is not possible to predict the trend for sales of chemical reagents in future periods. The gross margin percentage for 2006 of 24% was lower than 2005‘s gross margin percentage of 29% due primarily to increases in the cost of product, which in turn is related to increases in the costs of petroleum-based materials. We currently believe reagent margins will decrease further in future periods, depending upon crude oil prices and other factors.

        License Fees. During 2006, we recognized license fee revenue totaling $74.7 million, a decrease of $34.6 million or 32% from $109.3 million of license fee revenue recognized during 2005. The primary reason for the decrease in license fee revenue in 2006 compared to 2005 relates to significantly reduced revenues being recognized for several licensees whose license agreements call for us to be paid a portion of the value of the tax credits earned by the licensee. Certain accounting rules limit revenue recognition to amounts that are “fixed or determinable.” Because the calendar 2006 phase-out percentage for Section 45K tax credits can not be finalized at the current time, only approximately $10.0 million of revenues for these licensees was recognized for the nine months ended September 30, 2006. The amount recognized met the “fixed or determinable” recognition criterion and it is remote that any negative adjustment will be required in the future. Additional revenues for these licensees, which could total more than $30.0 million (calculated based on licensee-reported data, which amount ultimately depends on the calendar 2006 phase-out percentage of Section 45K), will not be recognized until such time as these amounts become “fixed or determinable.” Reference is made to our policy disclosures discussed previously.

        Pursuant to the terms of an agreement with a certain licensee, this licensee has set aside substantial amounts for working capital and other operational contingencies as provided for in the agreement. These amounts may eventually be paid out to various parties having an interest in the cash flows from the licensee’s operations, including us, if they are not used for working capital and other operational contingencies. As a result, we currently expect to receive at some future date a portion of those reserves, the amount of which is not currently determinable and which constitutes a gain contingency not recognizable as revenue.

        Other Alternative Energy Segment Revenues. Sales of synthetic fuel during 2006 were $42.5 million with a corresponding direct cost of $49.2 million. Sales of synthetic fuel during 2005 were $16.6 million with a corresponding direct cost of $19.2 million. The increase in sales of synthetic fuel from 2005 to 2006 was due to the synthetic fuel facilities starting operations in spring 2005. Revenue from the sale of synthetic fuel has a negative gross margin, which is more than compensated for by the income tax credits expected to be earned from the sales of the synthetic fuel.

        Amortization and Research and Development Expenses. There were no material changes in either amortization or research and development expenses from 2005 to 2006. Both expense categories are currently expected to remain near historical levels in future periods.

        Selling, General and Administrative Expenses. These expenses decreased $17.3 million, or 11% to $138.0 million for 2006 from $155.3 million for 2005. The decrease in 2006 was due primarily to significant one-time stock-based compensation costs in 2005 related to the implementation in 2005 of SFAS No. 123R ($22.7 million). Offsetting this decrease was a $3.5 million increase in marketing expense related to efforts in the construction materials segment to increase awareness and sales of new products.

        Contract Litigation Settlement. In 2005, we settled our litigation with AJG. In connection with the litigation settlement, a payment of $50.0 million was received in 2005. This amount, net of payments due to a third party and less the amount recognized as a reimbursement of legal fees (approximately $6.5 million), was reflected as a reduction in operating costs and expenses.

        Other Income and Expense. During 2006, we reported net other expense of $44.0 million compared to net other expense of $73.1 million during 2005. The change of $29.1 million was attributable to a decrease in net interest expense of $23.4 million and a decrease in other expenses of $5.7 million. Net interest expense decreased from $57.4 million in 2005 to $34.0 million in 2006, due primarily to significantly lower average levels of long-term debt in 2006 compared to 2005.

        The decrease in other expenses of $5.7 million consisted primarily of a decrease in costs of approximately $9.0 million related to our investment in the coal-based solid alternative fuel production facility described in Note 10 to the consolidated financial statements. The primary reason for decreased costs for this facility is related to using an estimated phase-out percentage for Section 45K tax credits for calendar 2006 of approximately 42%, all as explained in Note 10. The alternative fuel produced at the facility through December 2007 qualifies for tax credits pursuant to Section 45K of the Internal Revenue Code, and we are entitled to receive our pro-rata share of such tax credits generated based upon our percentage of ownership of the facility. Partially offsetting the decrease in costs related to our investment in the alternative fuel facility was an increase of $3.3 million in charges primarily related to a joint venture investment and the disposition of property, plant and equipment.

        Income Tax Provision. Our income tax provision for both 2005 and 2006 resulted in an effective tax rate of approximately 26%. The low effective tax rate for both years is primarily due to tax credits related to the two coal-based solid alternative fuel facilities that we own and operate, plus our 19% interest in an entity that owns and operates another alternative fuel facility (where we are not the primary beneficiary). The alternative fuel produced at these three facilities through December 2007 qualifies for tax credits pursuant to Section 45K [formerly Section 29] of the Internal Revenue Code, subject to the uncertainties of phase-out, IRS audit and other risks associated with the tax credits, all as more fully described in Note 14 to the consolidated financial statements. Excluding the effect of the tax credits, our estimated effective tax rate for 2005 and 2006 would be approximately 38.5% and 40%, respectively.

        As a result of high oil prices in 2006, it appears there will a partial phase out of Section 45K tax credits for calendar 2006. Therefore, in calculating an income tax provision for fiscal 2006, we assumed a phase-out percentage for Section 45K tax credits for calendar 2006 of 42%. This estimated phase-out percentage was derived by estimating the calendar 2006 reference price for oil using actual oil prices for the months January through July 2006, and published NYMEX oil prices for the months August through December 2006. The monthly NYMEX oil prices were reduced by approximately 10%, which reduction represents our estimate of the relationship between NYMEX prices and the average U.S. wellhead oil prices actually used to calculate the annual reference price. The estimated reference price for calendar 2006 was calculated by averaging the 12 months’ actual or estimated oil prices, which average was compared to the estimated phase-out range for calendar 2006 ($54.27 to $68.12) to derive an estimated phase-out percentage.

        While the calendar 2006 phase-out percentage can not be finalized at the current time, as of September 30, 2006, an estimated phase-out percentage of 42% is our best estimate of what the phase-out percentage for calendar 2006 would be, using available information as of that date. As of March 31, 2006, the estimated phase-out percentage for calendar 2006 was 37% and as of June 30, 2006, the estimated percentage was 69%. The effect on income taxes of the change in the phase-out percentage from 42% to the actual percentage for the year will be recorded to income tax expense in subsequent periods, when all of the calendar 2006 actual oil prices are known. Any such effect could be material to our 2007 income tax expense.

Year Ended September 30, 2005 Compared to Year Ended September 30, 2004

        The information set forth below compares our operating results for the year ended September 30, 2005 (“2005”) with operating results for the year ended September 30, 2004 (“2004”).

        Revenue. Total revenue for 2005 increased by $511 million or 92% to $1.065 billion as compared to $554 million for 2004. The major components of revenue are discussed in the sections below.

        Construction Materials Segment. Sales of construction materials during 2005 were $519.9 million with a corresponding direct cost of $346.5 million. Sales of construction materials during 2004 were $134.0 million with a corresponding direct cost of $95.3 million. The increase in sales of construction materials during 2005 was due primarily to the 2004 acquisitions. The increase in gross margin percentage from 2004 to 2005 was due primarily to significantly higher margins from the operations of the acquired businesses.

        CCP Segment. CCP revenues for 2005 were $246.8 million with a corresponding direct cost of $186.1 million. CCP revenues for 2004 were $210.2 million with a corresponding direct cost of $155.8 million. The increase in CCP revenues during 2005 was due primarily to an acquisition of a CCP company in 2004 and growth in demand for CCPs, partially due to shortages in portland cement. The cement shortages also resulted in increased prices for CCPs in several markets. The gross margin percentage decreased from 2004 to 2005 by approximately 1% due primarily to the acquired company, which typically has lower gross margins than the legacy CCP business. The acquired company’s impact on gross margin in 2005 was more significant than in 2004 because there was only six months of activity for the acquired company in 2004.

        Alternative Energy Segment. Our alternative energy segment revenue consists primarily of chemical reagent sales, license fee revenue related to our solid alternative fuel technologies, and to a lesser extent, sales of synthetic fuel from two solid alternative fuel production facilities that we own that began operating in 2005. Revenue from the sale of synthetic fuel has a negative gross margin, but is more than compensated for by the income tax credits earned from the sales of the synthetic fuel.

        Sales of Chemical Reagents. Chemical reagent sales during 2005 were $170.3 million with a corresponding direct cost of $120.6 million. Chemical reagent sales during 2004 were $132.6 million with a corresponding direct cost of $89.8 million. The increase in chemical reagent sales during 2005 was due primarily to increased synthetic fuel production by our licensees (resulting in increased sales of $21.8 million) and by customers with whom we do not have a license agreement (resulting in increased sales of $15.9 million). Of the increased sales to customers, $7.4 million represents sales of chemical reagent related to the coal-based solid alternative fuel production facility in which we are a minority owner (see Note 10 to the consolidated financial statements). The gross margin percentage for 2005 of 29% was 3% lower than for 2004, due primarily to increases in the cost of product, which in turn is related to increases in the costs of petroleum-based materials, and to a lesser extent, changes in customer mix.

        License Fees. During 2005, we recognized license fee revenue totaling $109.3 million, an increase of $36.6 million or 50% from $72.7 million of license fee revenue recognized during 2004. The primary reasons for the increase in license fee revenue in 2005 compared to 2004 relate to the settlement of the AJG litigation described below ($35.1 million in total). In addition, license fee revenue from licensees not associated with the litigation increased $1.5 million from 2004 to 2005 as a result of increased production of alternative fuel by these licensees.

        In 2005, we entered into a settlement agreement with AJG which provided for payments to us in the amount of $50.0 million at the time of settlement (discussed below in the caption “Contract Litigation Settlement”), $70.0 million (related to a contract modification for use of technology) in January 2006, and certain quarterly payments based upon tax credits associated with AJG’s facilities for calendar years 2005 through 2007. The $70.0 million, net of payments due to a third party, is being recognized as revenue over calendar years 2005 through 2007; however, because the settlement agreement was not reached until May, six months of revenue covering the period January 1, 2005 through June 30, 2005 was recognized in the quarter ended June 30, 2005. The ongoing quarterly payments are being recognized as revenue in accordance with our revenue recognition policy for license fee revenue. In total, we recognized approximately $26.2 million of license fees from AJG in 2005 ($24.8 million of which directly related to the settlement of litigation), compared to $1.4 million of license fee revenue from AJG in 2004.

        In connection with the settlement of the AJG litigation, we also recognized approximately $8.2 million of revenue from a licensee with an indirect interest in that litigation, all related to periods prior to January 1, 2005. Ongoing revenue from this licensee is also being recognized in accordance with our revenue recognition policy for license fee revenue and was approximately $2.3 million in 2005.

        Offsetting these increases, was a $11.1 million decrease in revenue recognized from a licensee for which we recognized $24.9 million of net revenue in 2004, representing funds previously deposited in an escrow account pending resolution of certain contingencies, all relating to alternative fuel sold prior to December 31, 2003. We recognized a total of approximately $37.1 million of revenue from this licensee in 2004 and $26.0 million of revenue in 2005. For more information about the revenue related to this licensee, see “License Fee Revenue Recognition” in the “Critical Accounting Policies and Estimates” section above.

        Amortization. These costs increased by $15.4 million to $24.5 million in 2005 from $9.1 million in 2004. The increase was primarily attributable to the fiscal 2004 acquisitions and the resulting increases in amortizable intangible assets.

        Research and Development. Research and development expenses increased by $5.0 million to $12.6 million in 2005 from $7.6 million in 2004. The increase was primarily attributable to increased research and development activities and the recognition of approximately $1.9 million of stock-based compensation expense in 2005 related to the adoption of SFAS No. 123R. No such expense was recorded in 2004.

        Selling, General and Administrative Expenses. These expenses increased $87.1 million to $155.3 million for 2005 from $68.2 million for 2004. The increase in 2005 was due primarily to an increase in stock-based compensation expense of approximately $29.7 million and the 2004 acquisitions (approximately $53.1 million). A substantial portion of the expense related to stock-based compensation represent the expense associated with the grant of immediate-vested SARs and the acceleration of vesting of certain stock options ($22.7 million), as explained in more detail in Note 11 to the consolidated financial statements. These two events are not likely to recur in the foreseeable future. There was only $0.3 million of stock-based compensation included in selling, general, and administrative expenses in 2004.

        Contract Litigation Settlement. In 2005, we settled our litigation with AJG. In connection with the litigation settlement, a payment of $50.0 million was received in 2005. This amount, net of payments due to a third party and less the amount recognized as a reimbursement of legal fees (approximately $6.5 million), was reflected as a reduction in operating costs and expenses because it represents a non-recurring litigation settlement that is not reflective of our revenue components described above, but is directly related to our operating activities.

        Other Income and Expense. During 2005, we reported net other expense of $73.1 million compared to net other expense of $22.7 million during 2004. The change of $50.4 million was attributable to an increase in net interest expense of $38.9 million in 2005 and a net increase in other expenses of approximately $11.5 million in 2005.

        Net interest expense increased from $18.5 million in 2004 to $57.4 million in 2005 due primarily to significantly higher average levels of long-term debt in 2005 compared to 2004, as a result of the 2004 acquisitions. We incurred approximately $11.4 million of interest expense related to the early repayment of senior debt in 2005, consisting of accelerated amortization of debt issue costs of $7.4 million plus $4.0 million of prepayment penalties. In connection with the reduction of the amount of senior debt hedged from $300.0 million to $150.0 million, as allowed under terms of the amended credit facility, we recognized a gain of approximately $1.0 million, which was recorded as a reduction in interest expense.

        The net change in other expenses of $11.5 million consisted primarily of a $16.1 million increase in costs related to our investment in the coal-based solid alternative fuel production facility described in Note 10 to the consolidated financial statements, partially reduced by $4.0 million of losses on notes receivable and other asset write-offs in 2004 that did not recur in 2005 and an increase of $0.8 million in gain on disposition of property, plant and equipment.

        Income Tax Provision. Our effective income tax rate for 2005 was approximately 26%. This compares to an effective tax rate of approximately 39% for 2004. The primary reason for the decrease in the effective tax rate is the federal income tax credits available as a result of our investment in an entity that owns and operates a coal-based solid alternative fuel production facility (see Note 10 to the consolidated financial statements), as well as our ownership of two other alternative fuel production facilities that began operating in 2005. The alternative fuel produced at these three facilities through December 2007 qualifies for tax credits pursuant to Section 45K of the Internal Revenue Code. Excluding the effect of the tax credits, our effective tax rate in 2005 would have been approximately 38.5%.

Impact of Inflation and Related Matters

        Our operations have been impacted in 2006 by i) rising costs for chemical reagents in the alternative energy segment; ii) increased cement, polypropylene and poly-vinyl chloride costs in the construction materials segment; iii) increased fuel costs that have affected transportation costs in most of our business units; and iv) certain regional shortages of cement and aggregate materials. The increased costs of chemical reagents, polypropylene, poly-vinyl chloride and fuel are directly related to the increase in prices of natural gas, oil and other petroleum-based materials. The increased costs of cement are caused primarily by a lack of adequate supplies in some regions of the U.S.

        We have been successful in passing on some, but not all, of the increased material and transportation costs to customers. It is not possible to predict the future trend of material and transportation costs, nor our ability to pass on any future price increases to customers. It is also not possible to predict the impact of potential future cement supply shortages on our ability to procure needed supplies in our construction materials business.

Liquidity and Capital Resources

        Summary of Cash Flow Activities. Net cash provided by operating activities during 2006 was $222.7 million compared to $151.2 million during 2005. Most of the $71.5 million difference was due to significant changes in operating assets and liabilities between 2005 and 2006, including in 2006 the receipt of the final $70.0 million payment due from the litigation settlement reached with AJG in fiscal 2005. In both years, the primary investing activity consisted of the purchase of property, plant and equipment. In 2006, we also made investments in joint ventures and incurred payments for acquisitions. The primary financing activity for both years consisted of repayments of long-term debt. In 2005, proceeds from the issuance of common stock was also a significant financing activity. More details about our investing and financing activities are provided in the following paragraphs.

        Investing Activities. Expenditures for property, plant and equipment in 2006 were not materially different from the 2005 amount. Most of the capital expenditures in both periods were incurred by the construction materials segment, however in fiscal 2006, a higher proportion of total capital expenditures were incurred by the CCP and alternative energy segments, as compared to 2005. A significant portion of our planned future capital expenditures represent expansion of operations, rather than maintenance of operating capacity. Capital expenditures for fiscal 2006 were limited to $80.0 million by our senior debt covenants. The covenants limit capital expenditures to $100.0 million in 2007 and subsequent years; however, the cumulative unused amounts of annual capital expenditures limits can be carried forward and used in subsequent years. As of September 30, 2006, we have approximately $25.4 million of unused amounts of capital expenditures from prior years and we were committed to spend approximately $7.3 million on capital projects that were in various stages of completion.

        We intend to continue to expand our business through growth of existing operations, commercialization of technologies currently being developed, and strategic acquisitions of products or entities that expand our current operating platform. Acquisitions are an important part of our business strategy and to that end, we routinely review potential complementary acquisitions, including those in the areas of construction materials, CCP marketing, and coal and catalyst technologies. It is possible that some portion of future cash and cash equivalents and/or proceeds from the issuance of stock or debt will be used to fund acquisitions of complementary businesses in the chemical, energy, building products and related industries. The senior secured credit agreement limits acquisitions in the aggregate to $50.0 million of cash consideration and $20.0 million of non-cash consideration annually, with no more than $30.0 million of cash consideration for any one acquisition, unless our “total leverage ratio,” as defined, is less than or equal to 3.50:1.0, after giving effect to an acquisition, in which case the foregoing limitations do not apply. The senior secured credit agreement also limits the amount we can invest in joint ventures and other less than 100%-owned entities.

        We entered into an agreement with Degussa AG, an international chemical company based in Germany, to jointly develop and commercialize a process for the direct synthesis of hydrogen peroxide. Under terms of the joint venture agreement, we committed to fund 50% of the joint venture’s research and development expenditures through September 2007, subject to a stipulated maximum. The amount remaining to be paid under this commitment as of September 30, 2006 is not material. In 2006, we formed another joint venture with Degussa AG, Degussa Headwaters Korea Co., Ltd. (“DHK”), which purchased a hydrogen peroxide production business located in South Korea. We are a principal obligor with respect to all non-financial obligations of DHK and, with respect to financial obligations of DHK, 50% of future plant expansion cost overruns, if any. Our investments in joint ventures with Degussa AG (in which Degussa and Headwaters have equal ownership, voting rights and control) are accounted for using the equity method of accounting and total approximately $19.3 million at September 30, 2006.

        We also own a 51% interest in a joint venture with Great River Energy, a Minnesota-based power generation and supply cooperative (“GRE”), which was formed to construct, own and operate an ethanol plant in North Dakota (“Blue Flint”). The plant is currently expected to begin operating in early calendar 2007 with estimated ethanol production of 50 million gallons annually. Estimated costs to construct the ethanol plant and fund start-up costs and initial working capital approximate $95.5 million, which is being funded primarily by debt secured by all the assets of Blue Flint, along with capital contributions from us and GRE. We have made our full capital contribution as of September 30, 2006. The Blue Flint joint venture, which is not a variable interest entity, is being accounted for using the equity method of accounting because both partners have equal voting rights and control over the joint venture. Our investment in the Blue Flint joint venture totals approximately $8.9 million at September 30, 2006.

        We agreed to pay an earn-out to the sellers of a subsidiary company acquired in 2004 if a specified earnings target was exceeded during the 12 months ended December 31, 2005 (the earn-out period). The earn-out achieved totaled $9.5 million and was recorded as additional goodwill when it was paid to the former owners of the subsidiary in 2006. During 2006, we acquired certain assets and assumed certain liabilities of several privately-held companies in the construction materials industry. Total consideration paid or accrued for these acquisitions was less than $8.0 million. Pursuant to contractual terms for some of the acquisitions, additional amounts may be payable in the future, based on the achievement of stipulated revenue or earnings targets for periods ending no later than March 2010. If future earn-out consideration is paid, goodwill will be increased accordingly. Operating results since acquisition dates for all of the businesses combined were not material.

        In November 2006, we acquired 100% of the ownership interests of a privately-held company in the construction materials business. Total consideration paid was approximately $49.0 million. Pursuant to contractual terms, an additional amount may be payable in the future, based on the achievement of a stipulated earnings target for the 12 months ending September 30, 2007.

        Financing Activities. Due to the issuance of senior debt in September 2004 and the covenants associated with that debt, we currently have limitations on our ability to obtain significant additional amounts of long-term debt. However, we have experienced strong positive cash flow from operations and in fiscal 2005 issued common stock which together has enabled us to repay a substantial amount of our long-term debt prior to the scheduled maturities. We expect our positive cash flow to continue in the future and also have the ability to access the equity markets if necessary.

        We have an effective universal shelf registration statement on file with the SEC that can be used for the sale of common stock, preferred stock, convertible debt and other securities. Approximately $18.0 million remains available for future offerings of securities under this registration statement. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering would commence under the registration statement.

        Reference is made to Note 8 to the consolidated financial statements for detailed information about our outstanding long-term debt (including 2006 repayments and future maturities), interest rate hedges, and compliance with debt covenants. We may, in the future, make optional prepayments of the senior debt depending on actual cash flows, our current and expected cash requirements and other applicable factors we deem to be significant.

        As provided for in the senior debt agreements, we have available $60.0 million under a revolving credit arrangement, along with the ability to increase this amount to $100.0 million, subject to obtaining additional revolving loan commitments. Borrowings under the revolving credit arrangement are generally subject to the terms of the first lien loan agreement. Borrowings and reborrowings of any available portion of the $60.0 million revolver can be made at any time through September 2009, when all loans must be repaid and the revolving credit arrangement terminates. There were no borrowings outstanding under the revolving credit arrangement as of September 30, 2006, or subsequent thereto. The credit agreement also allows for the issuance of letters of credit, provided there is capacity under the revolving credit arrangement. As of September 30, 2006, eight letters of credit totaling $6.6 million were outstanding, with expiration dates ranging from October 2006 to December 2008.

        The credit agreements contain restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset sales and liens, annual capital expenditures in excess of $80.0 million for 2006 and $100.0 million thereafter, and the payment of dividends, among others. In addition, we must maintain certain leverage and fixed charge coverage ratios. We are in compliance with all debt covenants as of September 30, 2006.

        In 2006, cash proceeds from the exercise of options and employee stock purchases totaled $8.7 million, compared to $14.9 million in 2005. Option exercise activity is primarily dependent on our stock price and is not predictable. To the extent non-qualified stock options are exercised, or there are disqualifying dispositions of shares obtained upon the exercise of incentive stock options, we receive an income tax deduction generally equal to the income recognized by the optionee. Such amounts, reflected in cash flows from financing activities in the consolidated statements of cash flows, were $(2.8) million in 2006 and $8.1 million in 2005. The negative amount in 2006 was caused by a reversal of amounts pertaining to prior periods, stemming from adjustments related to an ongoing IRS audit.

        Working Capital. During 2006, our working capital increased by $28.0 million, to $145.3 million as of September 30, 2006. We expect operations to produce positive cash flow in future periods and believe working capital, along with available borrowings under the revolving credit arrangement, will be sufficient for operating needs for the next 12 months.

        Income Taxes. Our cash requirements for income taxes generally approximate the income tax provision; however, there is usually some lag in paying estimated taxes during a fiscal year due to the seasonality of operations and because estimated income tax payments are typically based on annualizing the fiscal year’s income based on year-to-date results. There is also some lag in realizing the cash benefits from the utilization of tax credits due to the interaction of our September 30 fiscal year end and the different fiscal year ends of the entities through which we receive the tax credits. In fiscal 2006, there was more variability in the relationship between the income tax provision and income tax payments because the tax provision calculation is materially dependent upon the estimated phase-out percentage of Section 45K tax credits (see Note 10 to the consolidated financial statements). The phase-out percentage is subject to material change at this date because it is dependent on oil prices for the remainder of calendar 2006, which are not predictable. Therefore, the 2006 tax provision reflected in the consolidated financial statements is also subject to material change.

        As discussed previously, cash payments for income taxes are reduced for tax deductions resulting from disqualifying dispositions of incentive stock options and from the exercise of non-qualified stock options, which amount was a negative $2.8 million in 2006. Option exercise activity is primarily dependent on our stock price and is not predictable. Likewise, it is not possible to estimate what tax benefits may be realized from future option exercises.

        Summary of Future Cash Requirements. Significant future cash uses, in addition to operational working capital requirements, including income tax payments, are currently expected to consist primarily of capital expenditures, investments in joint ventures, acquisitions and debt service payments on outstanding long-term debt.

Off-Balance Sheet Arrangements

        Although we have operating leases for certain facilities and equipment, and hedge agreements to limit our exposure to interest rate increases, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, or capital resources.

Contractual Obligations, Commitments and Contingent Liabilities

        The following table presents a summary of our contractual obligations by period as of September 30, 2006.

	Payments due by Fiscal Year
			2008 -	2010 -	After
(in millions)	Total	2007	2009	2011	2011
Senior secured debt	$415.3	$--	$26.3	$389.0	$--
Convertible senior subordinated notes	172.5	--	--	--	172.5
Other long-term debt	7.3	7.3	--	--	--

Total long-term debt	595.1	7.3	26.3	389.0	172.5
Interest payments on long-term debt	176.3	34.1	69.5	49.6	23.1
Operating lease obligations	81.5	23.2	32.4	16.1	9.8
Unconditional purchase obligations	56.0	11.4	20.4	16.9	7.3
Investment and joint venture obligations	9.7	7.9	1.8	--	--
Capital expenditures	7.3	7.3	--	--	--
Other long-term obligations	5.4	2.9	2.0	0.5	--

Total contractual cash obligations	$931.3	$94.1	$152.4	$472.1	$212.7

        As described in Note 8 to the consolidated financial statements, our senior debt credit facility provides for up to $60.0 million of borrowings under a revolving credit arrangement, along with the ability to increase this amount to $100.0 million, subject to obtaining additional revolving loan commitments. Borrowings and reborrowings of any available portion of the $60.0 million revolver can be made at any time through September 2009, when all loans must be repaid and the revolving credit arrangement terminates. There were no borrowings outstanding under the revolving credit arrangement as of September 30, 2006, or subsequent thereto. The credit agreement also allows for the issuance of letters of credit, provided there is capacity under the revolving credit arrangement. As of September 30, 2006, eight letters of credit totaling $6.6 million were outstanding, with expiration dates ranging from October 2006 to December 2008.

        During 2006, we acquired certain assets and assumed certain liabilities of several privately-held companies in the construction materials industry. Total consideration paid or accrued for these acquisitions was less than $8.0 million. Pursuant to contractual terms for some of the acquisitions, additional amounts may be payable in the future, based on the achievement of stipulated revenue or earnings targets for periods ending no later than March 2010.

        During 2006, the Compensation Committee of our Board of Directors (the “Committee”) authorized the grant of long-term incentive cash bonus awards to certain officers and employees, which awards were granted under our Long Term Incentive Compensation Plan. In accordance with terms of the awards, cash payments are based on several factors, including the achievement of stipulated financial goals as measured by economic value added (“EVA”) over a three-year period by our operating units. Payments for these awards may not exceed $30.0 million in the aggregate. No amounts have been expensed for these awards through September 30, 2006 because it is not yet probable that the financial goals will be met.

        During 2006, the Committee also approved “Executive Change in Control Agreements” with 12 officers. Upon a change in control, as defined, the agreements provide for immediate vesting and exercisability of all outstanding stock awards. In addition, if termination of employment occurs within a specified period of a change in control, the agreements provide for i) severance pay equal to two times the sum of an officer’s current annual salary plus the highest cash bonus paid or payable for any single year in the three-year period commencing two years prior to the year in which the change in control occurs; and ii) continuance of health and other benefits and perquisites for a two-year period following the change in control. If terminations associated with a change in control would have occurred on September 30, 2006, the severance payments due to the 12 officers would have aggregated approximately $19.2 million.

        During 2005 the Committee authorized the grant of performance unit awards, to be settled in cash, based on performance criteria tied to the economic value created or preserved by one of our business units after December 2007. The grants of these performance units were made in 2006 and could result in the payment to employees of a maximum amount of approximately $3.9 million if all performance criteria are met. No amounts have been expensed for these awards through September 30, 2006 because it is not yet probable that the performance criteria will be met.

        In addition to our standard sales commission arrangements, we have entered into a “contingent commission agreement” whereby we have agreed to pay an employee total sales commissions up to a maximum amount of $4.5 million. The agreement calls for payments to be made for customer purchase orders of a stipulated size and for a stipulated period of time to be executed prior to May 2008. No amounts have been expensed under this agreement through September 30, 2006.

        We have ongoing litigation and asserted claims which have been incurred during the normal course of business, including the specific matters discussed in Note 14 to the consolidated financial statements. We intend to vigorously defend or resolve these matters by settlement, as appropriate. We do not currently believe that the outcome of these matters will have a material adverse effect on our operations, cash flows or financial position.

        Historically, costs paid to outside legal counsel for litigation have comprised a majority of our litigation-related costs. During 2006, we incurred approximately $0.1 million of net expense for legal matters, including costs for outside legal counsel, compared to approximately $3.8 million in 2004 and $3.2 million in 2005. In 2006, developments in certain legal matters we are defending resulted in reduced likelihood of ultimate legal liability and a reduction of expense. We currently believe the range of potential loss for all unresolved matters, excluding costs for outside counsel, is from $1.0 million up to the amounts sought by claimants and has recorded a total liability as of September 30, 2006 of $1.0 million. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Our outside counsel currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote and declined to express opinions concerning the likely outcomes or our liability. It is not possible to estimate what litigation-related costs will be in future periods.

        The matters discussed in Note 14 raise difficult and complex legal and factual issues, and the resolution of these issues is subject to many uncertainties, including the facts and circumstances of each case, the jurisdiction in which each case is brought, and the future decisions of juries, judges, and arbitrators. Therefore, although we believe that the claims asserted against us in the named cases lack merit, there is a possibility of material losses in excess of the amounts accrued if one or more of the cases were to be determined adversely against us for a substantial amount of the damages asserted. It is possible that a change in the estimates of probable liability could occur, and the changes could be material. Additionally, as with any litigation, these proceedings require that we incur substantial costs, including attorneys’ fees, managerial time, and other personnel resources and costs in pursuing resolution.

Recent Accounting Pronouncements

        In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing and measuring tax positions, for financial reporting purposes. FIN 48 also requires expanded disclosures with respect to the uncertainty in income taxes. FIN 48 is effective for our fiscal 2008 year beginning on October 1, 2007. We are currently evaluating the impact of FIN 48. The effect of adopting FIN 48, if material, will be a transition adjustment to beginning retained earnings in the year of adoption.

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. We must adopt SFAS No. 157 no later than in our fiscal year ending September 30, 2009. We use fair value measurements to determine the reported amounts of assets acquired and liabilities assumed in purchase transactions (see Note 13 to the consolidated financial statements), in testing for potential goodwill impairment (see Note 7), for disclosure of the fair value of financial instruments (see Note 9), as well as in other instances. It is therefore possible that the implementation of SFAS No. 157 could have a material effect on the reported amounts or disclosures in our consolidated financial statements in future periods.

        We have reviewed all other recently issued accounting standards which have not yet been adopted in order to determine their potential effect, if any, on our results of operations or financial position. Based on that review, we do not currently believe that any of these other recent accounting pronouncements will have a significant effect on our current or future financial position, results of operations, cash flows or disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        We are exposed to financial market risks, primarily related to changes in interest rates. We do not use derivative financial instruments for speculative or trading purposes, but have entered into certain hedge transactions, primarily to limit our variable interest rate exposure.

        As described in more detail in Note 8 to the consolidated financial statements, we have approximately $422.5 million of variable-rate long-term debt outstanding as of September 30, 2006, consisting of $415.3 million of senior debt and $7.2 million of notes payable to a bank. There was approximately $481.4 million of variable-rate long-term debt outstanding as of September 30, 2005.

        As required by the senior secured credit facility, we entered into agreements to limit our variable interest rate exposure. The agreements effectively fix the LIBOR rate at 3.71% for $150.0 million of this debt through September 8, 2007. We account for these agreements as cash flow hedges, with their fair market value reflected in the consolidated balance sheet as either other assets or other liabilities. The market value of the hedges can fluctuate significantly over a relatively short period of time. The hedges had a market value at September 30, 2006 of approximately $2.1 million, which, net of related income taxes, represents other comprehensive income. One of the joint ventures we have invested in (see Note 14 to the consolidated financial statements) has also entered into agreements that are accounted for as cash flow hedges. Total comprehensive income, considering all cash flow hedge agreements to which we are a direct or indirect party, was not materially different from net income for any period presented.

        Considering all outstanding balances of variable-rate debt (reduced by the $150.0 million of senior debt that effectively has a fixed interest rate until September 8, 2007) and required principal repayments, a change in the interest rate of 1% would change our interest expense by approximately $2.8 million during the 12 months ending September 30, 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary financial data required by this Item 8 are set forth in Item 15 of this Form 10-K. All information that has been omitted is either inapplicable or not required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures – We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure.

        Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of September 30, 2006, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2006.

        Internal Control over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error, and the risk of fraud. The projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies may deteriorate. Because of these limitations, there can be no assurance that any system of internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

        There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of our financial statements.

        Our management has assessed the effectiveness of internal control over financial reporting as of September 30, 2006 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework.” Based on that assessment, management believes that our internal control over financial reporting was effective as of September 30, 2006.

        Ernst & Young LLP, the independent registered public accounting firm which audits our consolidated financial statements, has issued the following attestation report on management’s assessment of internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Headwaters Incorporated

We have audited management’s assessment, included in the section entitled “Management’s Report on Internal Control over Financial Reporting” of Item 9A of Headwaters Incorporated’s Form 10-K, that Headwaters Incorporated maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Headwaters Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Headwaters Incorporated maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Headwaters Incorporated maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Headwaters Incorporated as of September 30, 2005 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006 of Headwaters Incorporated and our report dated November 17, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
November 17, 2006

ITEM 9B. OTHER INFORMATION

      None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The applicable information to be set forth under the captions “Executive Officers,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 1 – Election of Directors” in our Proxy Statement to be filed in January 2007 for the Annual Meeting of Stockholders to be held in 2007 (the “Proxy Statement”), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The applicable information to be set forth under the captions “Executive Compensation and Related Information” and “Corporate Governance” in the Proxy Statement is incorporated herein by reference; provided, however, that we specifically exclude from such incorporation by reference any information set forth under the captions “Compensation Committee Report on Executive Compensation” and “Stockholder Return Performance Graph” in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information to be set forth under the captions “Summary Information about Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information to be set forth under the caption “Transactions with Related Parties” in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information to be set forth under the caption “Audit and Non-Audit Fees” in the Proxy Statement is incorporated herein by reference.

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

      3. Listing of Exhibits

        For convenience, the name Headwaters is used throughout this listing although in some cases the name Covol was used in the original instrument.

Exhibit No.	Description	Location
3.1.9	Amended and Restated Certificate of Incorporation of Headwaters dated 1 March 2005	(12)
3.2.5	Amended and Restated By-Laws of Headwaters	*
10.60	Employment Agreement dated August 25, 2005 with Kirk A. Benson	(14)
10.86	Securities Purchase Agreement by and among Eldorado Stone Holdings Co., LP, et al. and Headwaters dated April 21, 2004	(4)
10.87	Indenture dated as of June 1, 2004 between Headwaters and Wells Fargo Bank, as Trustee, relating to 2-7/8% Convertible Senior Subordinated Notes due 2016	(5)
10.89	Agreement and Plan of Merger by and among Headwaters Incorporated, Headwaters T Acquisition Corp., and Tapco Holdings, Inc., dated as of September 8, 2004	(6)
10.90	Employment Agreement with John N. Lawless, III dated September 22, 2004	(7)
10.90.1	Nonstatutory Stock Option Grant effective as of September 22, 2004	(7)
10.90.2	Executive Change in Control Agreement with John N. Lawless, III effective as of September 22, 2004	(7)
10.91	Credit Agreement among Headwaters and various lenders dated September 8, 2004	(8)
10.93	Amendment No. 2 to the Credit Agreement among Headwaters and various lenders dated as of March 14, 2005	(10)
10.93.1	Amendment No. 3 to the Credit Agreement among Headwaters and various lenders dated as of May 19, 2005	(12)
10.93.2	Amendment No. 4 to the Credit Agreement among Headwaters and various lenders dated as of October 26, 2005	(16)
10.93.3	Amendment No. 5 to the Credit Agreement among Headwaters and various lenders dated as of June 27, 2006	(17)
10.93.4	Amendment No. 6 to the Credit Agreement among Headwaters and various lenders dated as of August 30, 2006	(18)
10.95	Offer of Employment dated September 12, 2005 between Scott K. Sorensen and Headwaters (received September 14, 2005)	(15)
10.95.1	Executive Severance Agreement dated September 20, 2005 between Scott K. Sorensen and Headwaters	(15)

12	Computation of ratio of earnings to combined fixed charges and preferred stock dividends	*
14	Code of Ethics	(11)
21	List of Subsidiaries of Headwaters	*
23.1	Consent of Ernst & Young LLP	*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	*
99.1.1	Amended 2000 Employee Stock Purchase Plan, as further amended	(13)
99.2	1995 Stock Option Plan (originally designated as Exhibit No. 10.5)	(1)
99.2.1	First Amendment to the 1995 Stock Option Plan (originally designated as Exhibit 10.5.1)	(1)
99.2.2	1996 Stock Option Agreement	(2)
99.2.3	1998 Stock Option Agreement	(2)
99.2.4	2001 Stock Option Agreement	(2)
99.2.5	2002 Stock Option Agreement	(2)
99.4	2002 Stock Incentive Plan	(8)
99.7	2003 Stock Incentive Plan	(3)
99.9	Short Term Incentive Bonus Plan (Effective 1 October 2005)	(9)
99.10	Long Term Incentive Compensation Plan (Effective 1 March 2005)	(9)
99.11	Nominating and Corporate Governance Committee Charter, dated April 25, 2005	(11)
99.12	Audit Committee Charter, dated March 9, 2005	(11)
99.13	Compensation Committee Charter, dated March 9, 2005	(11)
99.14	Form of 2005 Stock Appreciation Right Grant and related Stock Appreciation Right Agreement (vested)	(11)
99.15	Form of 2005 Stock Appreciation Right Grant and related Stock Appreciation Right Agreement (scheduled vesting)	(11)
99.16	Form of 2006 Long-Term Incentive Cash Bonus Agreement	(17)
99.17	Form of 2006 Executive Change in Control Agreement	(17)

* Filed herewith.

Unless another exhibit number is indicated as the exhibit number for the exhibit as “originally filed,” the exhibit number in the filing in which any exhibit was originally filed and to which reference is made hereby is the same as the exhibit number assigned herein to the exhibit.

(1)	Incorporated by reference to the indicated exhibit filed with Headwaters' Registration Statement on Form 10, filed February 26, 1996.
(2)	Incorporated by reference to the indicated exhibit filed with Headwaters' Annual Report on Form 10-K, for the fiscal year ended September 30, 2002.
(3)	Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarter ended December 31, 2002.
(4)	Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K/A, for the event dated April 21, 2004, filed December 7, 2004.
(5)	Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K/A, for the event dated July 7, 2004, filed December 7, 2004.
(6)	Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K/A, for the event dated September 8, filed December 13, 2004.
(7)	Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated September 22, 2004, filed September 28, 2004.
(8)	Incorporated by reference to the indicated exhibit filed with Headwaters' Annual Report on Form 10-K, for the fiscal year ended September 30, 2004.
(9)	Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated March 1, 2005, filed March 3, 2005.
(10)	Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated March 14, 2005, filed March 17, 2005.
(11)	Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarter ended March 31, 2005.
(12)	Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated May 27, 2005, filed June 1, 2005.

(13)	Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarter ended June 30, 2005.
(14)	Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated August 25, 2005, filed August 29, 2005.
(15)	Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated September 14, 2005, filed September 20, 2005.
(16)	Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated November 8, 2005, filed November 8, 2005.
(17)	Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarter ended June 30, 2006.
(18)	Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated August 30, 2006, filed September 1, 2006.

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

HEADWATERS INCORPORATED BY: /s/ Kirk A. Benson —————————————— Kirk A. Benson Chief Executive Officer (Principal Executive Officer)

BY: /s/ Scott K. Sorensen —————————————— Scott K. Sorensen Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 22, 2006

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

SIGNATURE	TITLE	DATE
/s/ Kirk A. Benson Kirk A. Benson	Director and Chief Executive Officer (Principal Executive Officer)	November 22, 2006
/s/ Scott K. Sorensen Scott K. Sorensen	Chief Financial Officer (Principal Financial and Accounting Officer)	November 22, 2006
/s/ James A. Herickhoff James A. Herickhoff	Director	November 22, 2006
/s/ Raymond J. Weller Raymond J. Weller	Director	November 22, 2006
/s/ E. J. "Jake" Garn E. J. "Jake" Garn	Director	November 22, 2006
/s/ R. Sam Christensen R. Sam Christensen	Director	November 22, 2006
/s/ William S. Dickinson William S. Dickinson	Director	November 22, 2006
/s/ Malyn K. Malquist Malyn K. Malquist	Director	November 22, 2006
/s/ Blake O. Fisher, Jr. Blake O. Fisher, Jr.	Director	November 22, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Headwaters Incorporated

We have audited the accompanying consolidated balance sheets of Headwaters Incorporated as of September 30, 2005 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Headwaters Incorporated at September 30, 2005 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 11 to the financial statements, in 2005 the Company changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Headwaters Incorporated’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 17, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
November 17, 2006

HEADWATERS INCORPORATED

CONSOLIDATED BALANCE SHEETS

	As of September 30,
(in thousands, except per-share data)	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$13,666	$79,151
Trade receivables, net	174,127	131,608
Other receivable	70,000	—
Inventories	60,519	62,519
Deferred income taxes	28,577	26,465
Other	8,185	10,294

Total current assets	355,074	310,037

Property, plant and equipment, net	190,450	213,406

Other assets:
Intangible assets, net	276,248	251,543
Goodwill	811,545	826,432
Other	38,339	60,311

Total other assets	1,126,132	1,138,286

Total assets	$1,671,656	$1,661,729

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$43,957	$23,854
Accrued personnel costs	33,584	32,859
Accrued income taxes	14,941	16,481
Other accrued liabilities	66,191	62,190
Deferred license fee revenue	26,858	22,090
Current portion of long-term debt	52,207	7,267

Total current liabilities	237,738	164,741

Long-term liabilities:
Long-term debt	601,811	587,820
Deferred income taxes	108,449	96,972
Other	37,345	11,238

Total long-term liabilities	747,605	696,030

Total liabilities	985,343	860,771

Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value; authorized 100,000 shares; issued and outstanding: 41,842 shares at September 30, 2005 (including 347 shares held in treasury) and 42,306 shares at September 30, 2006 (including 254
shares held in treasury)	42	42
Capital in excess of par value	489,602	502,265
Retained earnings	197,808	299,866
Treasury stock and other	(1,139)	(1,215)

Total stockholders' equity	686,313	800,958

Total liabilities and stockholders' equity	$1,671,656	$1,661,729

See accompanying notes.

HEADWATERS INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

	Year ended September 30,
(in thousands, except per-share data)	2004	2005	2006
Revenue:
Construction materials	$134,027	$519,926	$573,390
Coal combustion products	210,155	246,819	281,213
Alternative energy	209,773	297,894	266,784

Total revenue	553,955	1,064,639	1,121,387
Cost of revenue:
Construction materials	95,263	346,521	394,141
Coal combustion products	155,777	186,133	206,372
Alternative energy	90,225	140,973	163,352

Total cost of revenue	341,265	673,627	763,865

Gross profit	212,690	391,012	357,522
Operating expenses:
Amortization	9,107	24,465	24,273
Research and development	7,605	12,621	13,478
Selling, general and administrative	68,221	155,305	137,968
Contract litigation settlement	—	(38,252)	—

Total operating expenses	84,933	154,139	175,719

Operating income	127,757	236,873	181,803
Other income (expense):
Net interest expense	(18,509)	(57,433)	(34,049)
Other, net	(4,141)	(15,632)	(9,938)

Total other income (expense), net	(22,650)	(73,065)	(43,987)

Income before income taxes	105,107	163,808	137,816
Income tax provision	(40,790)	(42,530)	(35,758)

Net income	$64,317	$121,278	$102,058

Basic earnings per share	$2.02	$3.19	$2.44

Diluted earnings per share	$1.88	$2.79	$2.19

See accompanying notes.

HEADWATERS INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Capital in excess	Retained	Treasury stock,		Total stockholders'
(in thousands)	Shares	Amount	of par value	earnings	at cost	Other	equity
Balances as of September 30, 2003	27,878	$28	$130,936	$12,213	$(2,783)	$(237)	$140,157
Exercise of stock options and warrants	878	1	8,119				8,120
Tax benefit from exercise of stock options			4,070				4,070
53 shares of treasury stock transferred to employee
stock purchase plan, at cost			771		173		944
Common stock issued for cash, net of commissions and
other offering costs totaling $6,432	4,958	5	90,253				90,258
Issuance of restricted stock	61	-	1,432			(1,432)	-
Other						289	289
Net income for the year ended September 30, 2004				64,317			64,317

Balances as of September 30, 2004	33,775	34	235,581	76,530	(2,610)	(1,380)	308,155

Exercise of stock options and stock appreciation rights	1,167	1	13,051				13,052
Tax benefit from exercise of stock options and stock
appreciation rights			8,098				8,098
67 shares of treasury stock transferred to employee
stock purchase plan, at cost			1,630		191		1,821
Common stock issued for cash, net of commissions and
other offering costs totaling $11,633	6,900	7	198,810				198,817
Stock-based compensation			32,432			1,380	33,812
Other comprehensive income – unrealized gain on cash
flow hedges, net of taxes						1,280	1,280
Net income for the year ended September 30, 2005				121,278			121,278

Balances as of September 30, 2005	41,842	$42	$489,602	$197,808	$(2,419)	$1,280	$686,313

See accompanying notes.

HEADWATERS INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

	Common stock		Capital in excess	Retained	Treasury stock,		Total stockholders'
(in thousands)	Shares	Amount	of par value	earnings	at cost	Other	equity
Balances as of September 30, 2005	41,842	$42	$489,602	$197,808	$(2,419)	$1,280	$686,313
Exercise of stock options and stock appreciation rights	462	-	6,377				6,377
Tax benefit from exercise of stock options and stock
appreciation rights, net of reversals pertaining to
prior periods			(2,799)				(2,799)
93 shares of treasury stock transferred to employee
stock purchase plan, at cost			2,073		264		2,337
Stock-based compensation	2	-	7,012				7,012
Other comprehensive income (loss) – unrealized loss on
cash flow hedges, net of taxes						(340)	(340)
Net income for the year ended September 30, 2006				102,058			102,058

Balances as of September 30, 2006	42,306	$42	$502,265	$299,866	$(2,155)	$940	$800,958

See accompanying notes.

HEADWATERS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
(in thousands)	2004	2005	2006
Cash flows from operating activities:
Net income	$64,317	$121,278	$102,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,189	56,376	63,669
Non-cash stock-based compensation expense	289	33,812	7,012
Non-cash interest expense related to amortization of debt issue costs
and debt discount	6,031	10,634	2,843
Amortization of non-refundable license fees	(1,179)	(16,844)	(22,067)
Deferred income taxes	(1,283)	(32,529)	(9,497)
Net loss on disposition of property, plant and equipment	1,254	461	2,512
Income tax benefit from exercise of stock options	4,070	—	—
Decrease (increase) in trade receivables	(10,620)	(44,228)	42,935
Decrease (increase) in inventories	1,186	(16,957)	(1,229)
Increase (decrease) in accounts payable and accrued liabilities	9,671	46,799	(30,408)
Other changes in operating assets and liabilities, net	(1,994)	(7,571)	64,904

Net cash provided by operating activities	91,931	151,231	222,732

Cash flows from investing activities:
Purchase of property, plant and equipment	(13,967)	(56,648)	(59,935)
Investments in joint ventures	(1,245)	—	(26,954)
Payments for acquisitions, net of cash acquired of $11,834 in 2004	(952,315)	—	(17,248)
Net increase in other assets	(6,549)	(3,723)	(1,176)
Proceeds from disposition of property, plant and equipment	4,037	331	1,286

Net cash used in investing activities	(970,039)	(60,040)	(104,027)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of debt issue costs	1,068,138	59,332	(204)
Payments on long-term debt	(287,233)	(379,496)	(58,931)
Net proceeds from issuance of common stock	90,258	198,817	—
Proceeds from exercise of stock options and warrants	8,120	13,052	6,377
Income tax benefit from exercise of stock options and stock appreciation
rights (net of reversals pertaining to prior periods)	—	8,098	(2,799)
Employee stock purchases	944	1,821	2,337

Net cash provided by (used in) financing activities	880,227	(98,376)	(53,220)

Net increase (decrease) in cash and cash equivalents	2,119	(7,185)	65,485
Cash and cash equivalents, beginning of year	18,732	20,851	13,666

Cash and cash equivalents, end of year	$20,851	$13,666	$79,151

Supplemental schedule of non-cash investing and financing activities:
Increase in accrued liabilities for acquisition-related commitments	$—	$—	$1,800
Purchase of interest in solid alternative fuel facility in exchange for
commitment to make future payments	7,500	7,500	—
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,063	$46,416	$34,998
Cash paid for income taxes	35,622	43,531	45,701

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
_________________

1.     Description of Business and Organization

Headwaters Incorporated (“Headwaters”) is a diversified company providing products, technologies and services in two industries: construction materials, including coal combustion products, and alternative energy. Headwaters uses technology to differentiate itself from competitors and to create value in its businesses.

In the construction materials sector, Headwaters designs, manufactures, and sells architectural stone and resin-based exterior siding accessories (such as shutters, mounting blocks, and vents) and related products. Headwaters believes that it has a leading market position in its principal construction materials businesses. Headwaters is also a nationwide leader in the management and marketing of coal combustion products, including fly ash used as a substitute for portland cement. Headwaters believes it is uniquely positioned to manufacture an array of construction materials that use fly ash, such as block, stucco, and mortar. Revenue from Headwaters’ construction materials and coal combustion products businesses are diversified geographically and also by market, including the new construction, remodeling and home improvement markets.

In the alternative energy sector, Headwaters is focused on reducing waste and increasing the value of energy feedstocks, primarily in the areas of low-value coal and oil. In coal, Headwaters owns and operates two coal reclamation facilities that remove rock, dirt, and other impurities from waste coal, resulting in higher-value, marketable coal. Headwaters also licenses technology and sells reagents to the coal-based solid alternative fuel industry. In oil, Headwaters believes that its heavy oil upgrading technology represents a substantial improvement over current refining technologies. Headwaters’ heavy oil upgrading process uses a liquid catalyst precursor to generate a highly active molecular catalyst to convert residual oil feedstocks into higher-value distillates that can be refined into gasoline, diesel and other products. In addition, Headwaters is constructing its first ethanol plant and proceeding with the commercialization of multiple catalyst technologies.

Headwaters is incorporated in Delaware. Headwaters’ fiscal year ends on September 30 and unless otherwise noted, references to years refer to Headwaters’ fiscal year rather than a calendar year.

2.     Summary of Significant Accounting Policies

Principles of Consolidation – The consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. In accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised, Headwaters is required to consolidate any variable interest entities for which it is the primary beneficiary; however as of September 30, 2006, there are none. For investments in entities in which Headwaters has a significant influence over operating and financial decisions (generally defined as owning a voting or economic interest of 20% to 50%), Headwaters applies the equity method of accounting. In instances where Headwaters’ investment is less than 20% and significant influence does not exist, investments are carried at cost. All significant intercompany transactions and accounts are eliminated in consolidation.

As described in more detail in Note 13, Headwaters made several significant acquisitions in 2004 and several insignificant acquisitions in 2006. These entities’ results of operations for the periods from the acquisition dates through September 30, 2006 have been consolidated with Headwaters’ results; their operations up to the dates of acquisition have not been included in Headwaters’ consolidated results for any period.

Use of Estimates – The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect i) the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and ii) the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Segment Reporting, Major Customers and Other Concentrations of Risk – Headwaters operates in three business segments, construction materials, coal combustion products (“CCPs”) and alternative energy. Additional information about segments is presented in Note 3. In 2004, one customer of the alternative energy segment accounted for 10.4% of total revenue. No customer accounted for over 10% of total revenue in 2005 or 2006.

Through September 30, 2006, substantially all of Headwaters’ revenues have been generated from sales in the United States. Headwaters purchases all of the polypropylene used in its building products from a single supplier and purchases all of the chemical reagent that is sold to licensees and other customers from a single large international

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
September 30, 2006
_________________

chemical company. Management believes that if necessary, the polypropylene could be obtained from other suppliers, although changes in suppliers would be disruptive. Obtaining alternative suppliers of chemical reagent would be disruptive and may not be possible at all because of the expiration of the Section 45K tax credit program on December 31, 2007 (see Note 14).

Revenue Recognition and Cost of Revenue – Building Materials. Revenue from the sale of construction materials and CCPs is recognized upon passage of title to the customer, which coincides with physical delivery and assumption of risk of loss by the customer. Estimated sales rebates, discounts and allowances are provided for at the time of sale and are based upon established policies and historical experience. Revenues include transportation charges and shipping and handling fees associated with delivering products and materials to customers when the transportation or shipping and handling is contractually provided for between the customer and Headwaters. Cost of construction materials and coal combustion products sold includes shipping and handling fees.

CCP revenues include revenues earned under long-term contracts to dispose of residual materials created by coal-fired electric power generation and revenues earned in connection with certain incidental construction-related projects. Revenues under long-term contracts are recognized concurrently with the removal of material and are based on the volume of material removed at established prices per ton. Construction-related projects are billed on a time and materials basis, with revenues and related costs being recognized when time is incurred and materials are consumed. The cost of CCPs sold primarily represents amounts paid to utility companies to purchase product, together with storage and transportation costs to deliver product to customers. In compliance with contractual obligations, the cost of CCPs purchased from certain utilities is based on a percentage of the “net revenues” from sale of the CCPs purchased. Costs also include landfill fees and transportation charges to deliver non-marketable CCPs to landfills.

Alternative Energy. Headwaters currently licenses its technologies to the owners of 28 coal-based solid alternative fuel facilities from which Headwaters earns license fees and/or revenue from the sale of chemical reagents. Non-refundable advance license fees and royalty payments have been received from certain licensees under various terms and conditions. These non-refundable license fees and royalties have been deferred and are being recognized on a straight-line basis through December 31, 2007, the period covered by the related license and royalty agreements. Recurring license fees or royalty payments are recognized in the period when earned, which coincides with the sale of alternative fuel by Headwaters’ licensees, provided standard revenue recognition criteria such as amounts being “fixed or determinable” are met. In certain instances, Headwaters is required to pay to third parties a portion of license fees received or cash proceeds from the sale of chemical reagents. In such cases, Headwaters records the net proceeds as revenue. Revenue from the sale of chemical reagents is recognized upon delivery of product and assumption of the risk of loss by the licensee or non-licensee customer.

Cash and Cash Equivalents – Headwaters considers all short-term, highly-liquid investments with an original maturity of three months or less to be cash equivalents. Certain cash and cash equivalents are deposited with financial institutions, and at times such amounts may exceed insured depository limits.

Receivables – Allowances are provided for uncollectible accounts and notes when deemed necessary. Such allowances are based on an account-by-account analysis of collectibility or impairment plus a provision for non-customer specific defaults based upon historical collection experience. Collateral is not required for trade receivables, but Headwaters performs periodic credit evaluations of its customers. Collateral is generally required for notes receivable.

Inventories – Inventories are stated at the lower of cost or market (net realizable value). Cost includes direct material, transportation, direct labor and allocations of manufacturing overhead costs and is determined primarily using the first-in, first-out method.

Property, Plant and Equipment – Property, plant and equipment are recorded at cost. For significant self-constructed assets, cost includes direct labor and interest. Expenditures for major improvements are capitalized; expenditures for maintenance, repairs and minor improvements are charged to expense as incurred. Except for coal rights, assets are

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
September 30, 2006
_________________

depreciated using the straight-line method over their estimated useful lives, limited to the lease terms for improvements to leased assets. Coal rights are amortized using the units-of-production method. Upon the sale or retirement of property, plant and equipment, any gain or loss on disposition is reflected in results of operations, and the related asset cost and accumulated depreciation or amortization are removed from the respective accounts.

Intangible Assets and Goodwill – Intangible assets consist primarily of identifiable intangible assets obtained in connection with acquisitions (see Note 13). Intangible assets are amortized using the straight-line method over their estimated useful lives. Goodwill consists of the excess of the purchase price for businesses acquired over the fair value of identified assets acquired, net of liabilities assumed. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Intangible Assets,” goodwill is not amortized, but is tested at least annually for impairment, as of June 30, using a two-step process that begins with an estimation of the fair values of the reporting units giving rise to the goodwill (see Note 7). No impairment charges have been required for any year presented.

Valuation of Long-Lived Assets – Headwaters evaluates the carrying value of long-lived assets, including intangible assets and goodwill, as well as the related amortization periods, to determine whether adjustments to these amounts or to the useful lives are required based on current events and circumstances. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flow from that asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. There were no material impairment losses recorded for long-lived assets in any of the years presented.

Debt Issue Costs – Debt issue costs represent direct costs incurred for the issuance of long-term debt. These costs are amortized to interest expense over the lives of the respective debt issues using the effective interest method. When debt is repaid early, the portion of unamortized debt issue costs related to the early principal repayment is written off and included in interest expense.

Financial Instruments – Derivatives are recorded in the consolidated balance sheet at fair value, as required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). Accounting for changes in the fair value of a derivative depends on the intended use of the derivative, which is established at inception. For derivatives designated as cash flow hedges and which meet the effectiveness guidelines of SFAS No. 133, changes in fair value, to the extent effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value of a derivative resulting from ineffectiveness, or an excluded component of the gain or loss, is recognized immediately and is recorded as interest expense.

Headwaters formally documents all hedge transactions at inception of the contract, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking the derivatives that are designated as hedges to specific assets, liabilities, firm commitments or forecasted transactions. Headwaters also formally assesses the effectiveness of its hedging instruments on an ongoing basis. Headwaters has entered into hedge agreements to limit its exposure for interest rate movements, but has not entered into any other significant hedge transactions.

Income Taxes – Headwaters accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Headwaters recognizes deferred tax assets or liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in income tax returns. Deferred tax assets or liabilities are determined based upon the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply when the differences are expected to be settled or realized. Deferred income tax assets are periodically reviewed for recoverability based on changing events, and valuation allowances are provided as necessary. Headwaters files a consolidated federal income tax return with substantially all of its subsidiaries.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
September 30, 2006
_________________

Research and Development Costs – Research and development costs consist primarily of personnel-related costs and are expensed as incurred.

Advertising Costs – Advertising costs are expensed as incurred, except for the cost of certain materials which are capitalized and amortized to expense as the materials are distributed. Total advertising costs were approximately $7.8 million in 2005 and $11.4 million in 2006. Advertising costs were not material in 2004.

Warranty Costs – Provision is made for warranty costs at the time of sale, based upon established policies and historical experience. Warranty costs were not material in any of the periods presented.

Contingencies – In accounting for legal matters and other contingencies, Headwaters follows the guidance in SFAS No. 5, “Accounting for Contingencies,” under which loss contingencies are accounted for based upon the likelihood of an impairment of an asset or the incurrence of a liability. If a loss contingency is “probable” and the amount of loss can be reasonably estimated, it is accrued. If a loss contingency is “probable,” but the amount of loss cannot be reasonably estimated, disclosure is made. If a loss contingency is “reasonably possible,” disclosure is made, including the potential range of loss, if determinable. Loss contingencies that are “remote” are neither accounted for nor disclosed. Gain contingencies are given no accounting recognition until realized, but are disclosed if material.

Stock-Based Compensation – As described in more detail in Note 11, in the quarter ended June 30, 2005 Headwaters early adopted the fair value method of accounting for stock-based compensation required by SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), effective as of October 1, 2004, the beginning of Headwaters’ 2005 fiscal year. Accordingly, Headwaters restated its statement of income for the six months ended March 31, 2005 and the restated amounts were used in deriving the statement of income amounts reported for the 2005 fiscal year.

Through March 31, 2005, Headwaters applied the intrinsic value method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for options, restricted stock and other stock-based compensation to employees, officers and directors, instead of using the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under APB 25, no compensation expense was recognized for stock-based compensation to employees, officers and directors when the exercise price of the award equaled or exceeded the market price of Headwaters’ common stock on the date of grant. If the fair value provision of SFAS No. 123 would have been applied to all stock-based compensation for periods prior to 2005, net income and earnings per share would have been changed to the pro forma amounts shown below for 2004.

(in thousands, except per-share data)
Reported net income	$64,317
Add actual stock-based compensation expense included in reported
net income	289
Deduct expense determined under fair value provision of
SFAS No. 123	(4,090)

Pro forma net income	$60,516

Basic earnings per share - as reported	$2.02
- pro forma	$1.90
Diluted earnings per share - as reported	$1.88
- pro forma	$1.77

The fair values of stock option grants for 2004 were determined using the Black-Scholes-Merton option pricing model (“B-S-M model”) and the following assumptions: expected stock price volatility of 40%, risk-free interest rates ranging from 1.5% to 4.5%, weighted average expected option lives of three years beyond vesting dates, and no dividend yield. The B-S-M model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, option valuation models require the input of certain subjective assumptions, including expected stock price volatility.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
September 30, 2006
_________________

Earnings per Share Calculation – Earnings per share (“EPS”) has been computed based on the weighted-average number of common shares outstanding. Diluted EPS computations reflect the increase in weighted-average common shares outstanding that would result from the assumed exercise of outstanding stock-based awards, calculated using the treasury stock method (as modified by SFAS No. 123R), and the assumed conversion of convertible securities, using the if-converted method, when such stock-based awards or convertible securities are dilutive.

Recent Accounting Pronouncements – In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing and measuring tax positions, for financial reporting purposes. FIN 48 also requires expanded disclosures with respect to the uncertainty in income taxes. FIN 48 is effective for Headwaters’ fiscal 2008 year beginning on October 1, 2007. Management is currently evaluating the impact of FIN 48. The effect of adopting FIN 48, if material, will be a transition adjustment to beginning retained earnings in the year of adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. Headwaters must adopt SFAS No. 157 no later than in its fiscal year ending September 30, 2009. Headwaters uses fair value measurements to determine the reported amounts of assets acquired and liabilities assumed in purchase transactions (see Note 13), in testing for potential goodwill impairment (see Note 7), for disclosure of the fair value of financial instruments (see Note 9), as well as in other instances. It is therefore possible that the implementation of SFAS No. 157 could have a material effect on the reported amounts or disclosures in Headwaters’ consolidated financial statements in future periods.

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

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year’s presentation. The reclassifications had no effect on net income or total assets.

3.     Segment Reporting

Headwaters currently operates three business segments within two industries, the construction materials and CCPs segments in the building materials industry, and the alternative energy segment in the energy industry. These segments are managed and evaluated separately by management due to differences in their operations, products and services.

Prior to 2004, the businesses in the construction materials segment manufactured and distributed bagged concrete, stucco, mortar and block products. The 2004 acquisitions expanded Headwaters’ concrete block business, and added manufactured architectural stone and resin-based siding accessories and related products used in exterior residential home improvement and construction to the product line. Revenues for the construction materials segment consist of product sales to wholesale and retail distributors, contractors and other users of building products.

The CCP segment manages and markets coal combustion products such as fly ash and bottom ash, known as CCPs, to building products and ready mix concrete companies. Headwaters purchases CCPs from coal-fired electric power generation plants under long-term contracts and supplies them to Headwaters’ customers as a replacement for manufactured or mined materials, primarily portland cement. CCP revenues consist primarily of product sales with a small amount of service revenue.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
September 30, 2006
_________________

The alternative energy segment includes Headwaters’ legacy coal-based solid alternative fuels business and several newer initiatives, including coal cleaning, ethanol and the commercialization of catalyst technologies, primarily catalysts that help improve the yield and quality of petroleum-based fuels. Revenues for this segment consist primarily of sales of chemical reagents and license fees.

The following segment information has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The accounting policies of the segments are the same as those described in Note 2. Segment performance is evaluated primarily on revenue growth and operating income, although other factors are also used, such as income tax credits generated by activities of the alternative energy segment. Intersegment sales are immaterial.

Segment costs and expenses considered in deriving segment operating income include cost of revenue, amortization, research and development, and segment-specific selling, general and administrative expenses. Amounts included in the “Corporate” column represent expenses not specifically attributable to any segment and include administrative departmental costs and general corporate overhead. Segment assets reflect those specifically attributable to individual segments and primarily include accounts receivable, inventories, property, plant and equipment, intangible assets and goodwill. Cash and cash equivalents and other assets are included in the “Corporate” column. Segment information for construction materials and CCPs for 2004 includes four acquired subsidiaries’ results only for the period of time subsequent to the dates of acquisition, and therefore are not comparable to 2005 and 2006.

	2004
(in thousands)	Construction Materials	CCPs	Alternative Energy	Corporate	Totals
Segment revenue	$134,027	$210,155	$209,773	$—	$553,955

Depreciation and amortization	$(6,210)	$(12,510)	$(1,198)	$(271)	$(20,189)

Operating income (loss)	$17,261	$30,386	$98,995	$(18,885)	$127,757

Net interest expense					(18,509)
Other income (expense), net					(4,141)
Income tax provision					(40,790)

Net income					$64,317

Capital expenditures	$9,394	$3,679	$745	$149	$13,967

Segment assets	$1,104,980	$316,982	$44,156	$74,661	$1,540,779

	2005
(in thousands)	Construction Materials	CCPs	Alternative Energy	Corporate	Totals
Segment revenue	$519,926	$246,819	$297,894	$—	$1,064,639

Depreciation and amortization	$(37,485)	$(12,648)	$(5,922)	$(321)	$(56,376)

Operating income (loss)	$72,878	$32,780	$171,164	$(39,949)	$236,873

Net interest expense					(57,433)
Other income (expense), net					(15,632)
Income tax provision					(42,530)

Net income					$121,278

Capital expenditures	$44,408	$5,807	$6,019	$414	$56,648

Segment assets	$1,142,547	$311,599	$155,458	$62,052	$1,671,656

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
September 30, 2006
_________________

	2006
(in thousands)	Construction Materials	CCPs	Alternative Energy	Corporate	Totals
Segment revenue	$573,390	$281,213	$266,784	$—	$1,121,387

Depreciation and amortization	$(44,515)	$(12,665)	$(6,108)	$(381)	$(63,669)

Operating income (loss)	$76,594	$48,538	$80,461	$(23,790)	$181,803

Net interest expense					(34,049)
Other income (expense), net					(9,938)
Income tax provision					(35,758)

Net income					$102,058

Capital expenditures	$32,631	$8,818	$17,963	$523	$59,935

Segment assets	$1,137,533	$307,485	$92,557	$124,154	$1,661,729

4.     Receivables

        Activity in the trade receivables allowance account was as follows.

(in thousands)	Balance at beginning of year	Charged to expense	Additions from acquisitions	Accounts written off and other deductions	Balance at end of year
2004	$577	$2,397	$4,273	$(1,470)	$5,777
2005	5,777	3,887	—	(4,164)	5,500
2006	5,500	2,989	—	(2,973)	5,516

5.     Inventories

        Inventories consisted of the following at September 30:

(in thousands)	2005	2006
Raw materials	$12,604	$12,831
Finished goods	47,915	49,688

	$60,519	$62,519

6.     Property, Plant and Equipment

        Property, plant and equipment consisted of the following at September 30:

(in thousands)	Estimated useful lives	2005	2006
Land and improvements	8 - 30 years	$14,770	$14,613
Coal rights	-	-	7,236
Buildings and improvements	3 - 40 years	41,623	48,296
Equipment and vehicles	3 - 30 years	114,811	136,266
Dies and molds	2 - 15 years	42,126	58,810
Construction in progress		14,249	11,992

		227,579	277,213
Less accumulated depreciation		(37,129)	(63,807)

Net property, plant and equipment		$190,450	$213,406

        Depreciation expense was approximately $11.0 million in 2004, $27.6 million in 2005 and $35.7 million in 2006.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
September 30, 2006
_________________

7.     Intangible Assets and Goodwill

Intangible Assets – All of Headwaters’ identified intangible assets are being amortized. The following table summarizes the gross carrying amounts and the related accumulated amortization of intangible assets as of September 30:
		2005		2006
(in thousands)	Estimated useful lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
CCP contracts	8 - 20 years	$117,690	$18,256	$117,690	$24,987
Customer relationships	7 1/2 - 15 years	68,331	5,395	68,331	10,348
Trade names	5 - 20 years	63,657	3,642	63,657	7,018
Patents and patented
technologies	7 1/2 - 19 years	55,359	8,060	53,107	13,037
Non-competition agreements	2 - 5 years	10,422	4,939	6,852	4,717
Other	9 - 15 years	2,336	1,255	3,556	1,543

		$317,795	$41,547	$313,193	$61,650

Total amortization expense related to intangible assets was approximately $9.1 million in 2004, $24.5 million in 2005 and $24.3 million in 2006. Total estimated annual amortization expense for 2007 through 2011 is shown in the following table.

Year ending September 30:	(in thousands)
2007	$22,107
2008	20,559
2009	20,346
2010	19,946
2011	19,716

        Goodwill – Changes in the carrying amount of goodwill, by segment, are as follows for 2005 and 2006.

(in thousands)	Construction Materials	CCPs	Alternative Energy	Total
Balances as of September 30, 2004	$695,140	$115,998	$4,258	$815,396
Adjustments to previously recorded
purchase price	(3,851)	-	-	(3,851)

Balances as of September 30, 2005	691,289	115,998	4,258	811,545
Goodwill acquired during the year	5,387	-	-	5,387
Adjustments to previously recorded
purchase price	9,500	-	-	9,500

Balances as of September 30, 2006	$706,176	$115,998	$4,258	$826,432

In accordance with the requirements of SFAS No. 142, Headwaters does not amortize goodwill, all of which relates to acquisitions that occurred from 2001 through 2006. SFAS No. 142 requires Headwaters to periodically test for goodwill impairment at least annually, or sooner if evidence of possible impairment arises. Headwaters performs its annual impairment testing as of June 30, using a two-step process that begins with an estimation of the fair values of the reporting units that have goodwill. Currently, five reporting units have goodwill, three of which are in the construction materials segment. There is one reporting unit with goodwill in each of the CCPs and alternative energy segments.

Step 1 of impairment testing consists of determining and comparing the fair values of the reporting units to the carrying values of those reporting units. If step 1 is failed for a reporting unit, indicating a potential impairment, Headwaters would be required to complete step 2, which is a more detailed test to calculate the implied fair value of goodwill, and

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
September 30, 2006
_________________

compare that value to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is required to be recorded. Headwaters has performed step 1 impairment tests of recorded goodwill as of June 30, 2004, 2005 and 2006, all of which indicated that the fair values of the reporting units exceeded their carrying values. Accordingly, step 2 of the impairment tests was not required to be performed, and no impairment charges were necessary.

8.     Liabilities

        Other Accrued Liabilities – Other accrued liabilities consisted of the following at September 30:

(in thousands)	2005	2006
Cost of product received but not yet invoiced	$18,531	$16,058
Refunds due licensees	—	8,677
Other	47,660	37,455

	$66,191	$62,190

        Long-term Debt – Long-term debt consisted of the following at September 30:

(in thousands)	2005	2006
Senior secured debt	$472,673	$415,319
Convertible senior subordinated notes	172,500	172,500
Notes payable to a bank	8,705	7,215
Other	140	53

	654,018	595,087
Less: current portion	(52,207)	(7,267)

Total long-term debt	$601,811	$587,820

Senior Secured Credit Agreements – In 2004, Headwaters entered into two credit agreements with a syndication of lenders. The credit agreements have since been amended, most recently in August 2006. A total of $790.0 million was originally borrowed under the credit facility, which also provides for up to $60.0 million of borrowings under a revolving credit arrangement, along with the ability to increase this amount to $100.0 million, subject to obtaining additional revolving loan commitments. The original $790.0 million of borrowings consisted of a first lien term loan in the amount of $640.0 million and a second lien term loan in the amount of $150.0 million. The second lien term loan was repaid in its entirety in 2005. With certain limited exceptions, the first lien term loan is senior in priority to all other debt and is secured by all assets of Headwaters. The terms of the credit facility, as amended, are described in more detail in the following paragraphs. Headwaters is in compliance with all debt covenants as of September 30, 2006.

The first lien term loan bears interest, at Headwaters’ option, at either i) the London Interbank Offered Rate (“LIBOR”) plus 2.0%, 2.25%, or 2.5%, depending on the credit ratings that have been most recently announced for the loans by Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”); or ii) the “Base Rate” plus 1.0%, 1.25%, or 1.5%, again depending on the credit ratings announced by S&P and Moody’s. Base rate is defined as the higher of the rate announced by Morgan Stanley Senior Funding and the overnight rate charged by the Federal Reserve Bank of New York plus 0.5%. Headwaters’ current rate is LIBOR plus 2.0%. The weighted-average interest rate on the first lien debt was approximately 6.8% at September 30, 2006, after giving consideration to the effect of the interest rate hedge on $150.0 million of this debt, as described below. Headwaters can lock in new LIBOR rates for the first lien loan for one, two, three or six months. The most recent rate change occurred in October 2006.

The first lien term loan ($415.3 million outstanding at September 30, 2006) is repayable in quarterly installments of principal, with minimum required quarterly principal repayments of approximately $3.4 million from November 2007 through August 2010, plus three repayments of approximately $125.2 million each in November 2010, February 2011 and April 2011, the termination date. Interest is generally payable on a quarterly basis.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
September 30, 2006
_________________

During 2006, Headwaters made one required principal repayment of $3.4 million and one optional repayment of $24.0 million, which satisfied the required principal repayments on the senior debt until November 2007. Acceleration of amortization of debt issue costs related to the 2006 early repayment was not material. During 2005, Headwaters repaid a total of $197.3 million of the first lien term loan and all of the second lien term loan ($150.0 million). As a result of the 2005 early repayments, acceleration of amortization of the related debt issue costs totaling approximately $7.4 million was charged to interest expense. Prepayment penalties totaling $4.0 million were paid related to the early repayment of the second lien term debt, which amount was also charged to interest expense.

There are mandatory prepayments of the first lien term loan in the event of certain asset sales and debt and equity issuances and from “excess cash flow,” as defined in the agreement. Optional prepayments of the first lien term loan are generally permitted without penalty or premium, except where the proceeds for repayment are obtained from a “financing,” as defined, consummated for the purpose of lowering the interest rate on the first lien debt, in which case there is a 1% prepayment penalty. Once repaid in full or in part, no further reborrowings under either the first or second lien loan arrangements can be made.

Borrowings under the revolving credit arrangement are generally subject to the terms of the first lien loan agreement and bear interest at either LIBOR plus 1.75% to 2.5% (depending on Headwaters’ “total leverage ratio,” as defined), or the Base Rate plus 0.75% to 1.5%. Borrowings and reborrowings of any available portion of the $60.0 million revolver can be made at any time through September 2009, when all loans must be repaid and the revolving credit arrangement terminates. The fees for the unused portion of the revolving credit arrangement range from 0.5% to 0.75% (depending on Headwaters’ “total leverage ratio,” as defined). There were no borrowings outstanding under the revolving credit arrangement as of September 30, 2006, or subsequent thereto. The credit agreement also allows for the issuance of letters of credit, provided there is capacity under the revolving credit arrangement. As of September 30, 2006, eight letters of credit totaling $6.6 million were outstanding, with expiration dates ranging from October 2006 to December 2008.

The credit agreements contain restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset sales and liens, annual capital expenditures in excess of $80.0 million for 2006 and $100.0 million thereafter, and the payment of dividends, among others. In addition, Headwaters must maintain certain leverage and fixed charge coverage ratios, as those terms are defined in the agreements, as follows: i) a total leverage ratio of 4.0:1.0 or less, declining periodically to 3.5:1.0 in 2010; ii) a maximum ratio of consolidated senior funded indebtedness minus subordinated indebtedness to EBITDA of 3.0:1.0, declining periodically to 2.5:1.0 in 2010; and iii) a minimum ratio of EBITDA plus rent payments for the four preceding fiscal quarters to scheduled payments of principal and interest on all indebtedness for the next four fiscal quarters of 1.10:1.0 as of September 30, 2006, and 1.25:1.0 thereafter.

As required by the senior secured credit facility, Headwaters entered into agreements to limit its variable interest rate exposure. The agreements effectively fix the LIBOR rate at 3.71% for $150.0 million of the first lien debt through September 8, 2007. Headwaters accounts for these agreements as cash flow hedges, with their fair market value reflected in the consolidated balance sheet as either other assets or other liabilities. The market value of the hedges can fluctuate significantly over a relatively short period of time. The hedges had a market value at September 30, 2006 of approximately $2.1 million, which, net of related income taxes, represents other comprehensive income. One of the joint ventures Headwaters has invested in (see Note 14) has also entered into agreements that are accounted for as cash flow hedges. Total comprehensive income, considering all cash flow hedge agreements to which Headwaters is a direct or indirect party, was not materially different from net income for any period presented.

Convertible Senior Subordinated Notes – Headwaters has outstanding $172.5 million of 2.875% convertible senior subordinated notes due 2016. These notes are subordinate to the senior secured debt described above. Holders of the notes may convert the notes into shares of Headwaters’ common stock at a conversion rate of 33.3333 shares per $1,000 principal amount ($30 conversion price), or 5.75 million aggregate shares of common stock, contingent upon certain events. The conversion rate adjusts for events related to Headwaters’ common stock, including common stock issued as a dividend, rights or warrants to purchase common stock issued to all holders of Headwaters’ common stock, and other similar rights or events that apply to all holders of common stock.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
September 30, 2006
_________________

The notes are convertible if any of the following five criteria are met: 1) satisfaction of a market price condition which becomes operative if, prior to June 1, 2011, in any calendar quarter the closing price of Headwaters’ common stock exceeds $39 per share for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the calendar quarter, or, at any time on or after June 1, 2011 the closing price of Headwaters’ common stock exceeds $39 per share; 2) a credit rating, if any, assigned to the notes is three or more rating subcategories below the initial rating; 3) the notes trade at less than 98% of the product of the common stock trading price and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the notes, except this provision is not available if the closing common stock price is between 100% and 130% of the current conversion price of the notes; 4) Headwaters calls the notes for redemption; and 5) certain corporate transactions occur, including distribution of rights or warrants to all common stockholders entitling them to purchase common stock at less than the current market price or distribution of common stock, cash or other assets, debt securities or certain rights to purchase securities where the distribution has a per share value exceeding 5% of the closing common stock price on the day immediately preceding the declaration date for such distribution. In addition, the notes are convertible if Headwaters enters into an agreement pursuant to which Headwaters’ common stock would be converted into cash, securities or other property.

Headwaters may call the notes for redemption at any time on or after June 1, 2007 and prior to June 4, 2011 if the closing common stock price exceeds 130% of the conversion price for 20 trading days in any consecutive 30-day trading period (in which case Headwaters must provide a “make whole” payment of the present value of all remaining interest payments on the redeemed notes through June 1, 2011). Headwaters may redeem any portion of the notes at any time on or after June 4, 2011. In addition, the holder of the notes has the right to require Headwaters to repurchase all or a portion of the notes on June 1, 2011 or if a fundamental change in common stock has occurred, including termination of trading. Subsequent to June 1, 2011, the notes require an additional interest payment equal to 0.40% of the average trading price of the notes if the trading price equals 120% or more of the principal amount of the notes.

Headwaters includes the additional shares of common stock contingently issuable under the notes in its diluted EPS calculations on an if-converted basis (see Note 12).

Notes Payable to a Bank – In connection with the acquisition of a subsidiary company in 2004, Headwaters assumed that company’s note payable obligations to a bank. The notes require monthly interest and quarterly principal payments and bear interest at variable rates, which as of September 30, 2006, ranged from 5.8% to 8.0%. Because the notes are callable by the bank, Headwaters has included the entire outstanding balance in current portion of long-term debt in the consolidated balance sheet. The notes are collateralized by certain assets of the subsidiary and contain financial covenants specific to that subsidiary, including a minimum fixed charge coverage ratio, a leverage ratio requirement, and limitations on capital expenditures. The subsidiary is in compliance with all debt covenants as of September 30, 2006.

Interest and Debt Maturities – During 2004, Headwaters incurred total interest costs related to its long-term debt and other obligations of approximately $19.9 million, including approximately $6.0 million of non-cash interest expense and approximately $0.4 million of interest costs that were capitalized. During 2005, Headwaters incurred total interest costs of approximately $59.7 million, including approximately $10.6 million of non-cash interest expense and approximately $0.5 million of interest costs that were capitalized. During 2006, Headwaters incurred total interest costs of approximately $37.9 million, including approximately $2.8 million of non-cash interest expense and approximately $1.0 million of interest costs that were capitalized. Interest income was approximately $1.0 million, $1.8 million and $2.9 million for 2004, 2005 and 2006, respectively.

The weighted-average interest rate on the face amount of outstanding long-term debt, disregarding amortization of debt issue costs and a gain realized upon reduction of the interest rate hedges in 2005, was approximately 5.2% at September 30, 2005 and 5.7% at September 30, 2006.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
September 30, 2006
_________________

        Future maturities of long-term debt as of September 30, 2006 were as follows:

Year ending September 30,		(in thousands)
2007	$7,267
2008	12,891
2009	13,414
2010	13,414
2011	375,601
Thereafter	172,500

Total long-term debt	$595,087

9.     Fair Value of Financial Instruments

Headwaters’ financial instruments consist primarily of cash and cash equivalents, trade receivables, accounts payable and long-term debt. All of these financial instruments except long-term debt are either carried at fair value in the balance sheet or are short-term in nature. Accordingly, the carrying values for those financial instruments as reflected in the consolidated balance sheets closely approximate their fair values.

With the exception of the 2.875% convertible senior subordinated notes due 2016, substantially all of Headwaters’ outstanding debt as of September 30, 2005 and 2006 consisted of variable-rate debt. However, as a result of the hedge agreements entered into for $150.0 million of the variable-rate senior secured debt described in Note 8, Headwaters has effectively fixed the interest rate on that portion of debt through September 8, 2007.

Using market interest rates of approximately 2.1% in 2005 and 2.8% in 2006 for the convertible senior subordinated notes, and 6.3% in 2005 and 7.5% in 2006 for the $150.0 million hedged portion of senior debt, the fair value of all outstanding long-term debt as of September 30, 2005 and 2006 would be approximately $660.7 million and $600.4 million, respectively. The market interest rates for the convertible senior subordinated notes have decreased from the stated interest rate primarily due to the increase in Headwaters’ common stock price between the date of issuance and the balance sheet dates.

10.   Income Taxes

Headwaters recorded income tax provisions with an effective tax rate of approximately 39% in 2004 and 26% in 2005 and 2006. The lower effective tax rate for 2005 and 2006 is primarily due to tax credits related to two coal-based solid alternative fuel facilities that Headwaters owns and operates, plus Headwaters’ 19% interest in an entity that owns and operates another alternative fuel facility (where Headwaters is not the primary beneficiary). The alternative fuel produced at these three facilities through December 2007 qualifies for tax credits pursuant to Section 45K [formerly Section 29] of the Internal Revenue Code, subject to the uncertainties of phase-out, IRS audit and other risks associated with the tax credits, all as more fully described in Note 14.

Headwaters’ 19% interest in the entity that owns and operates an alternative fuel facility was acquired in exchange for initial cash payments totaling $0.5 million and an obligation to pay $15.0 million in monthly installments through December 2007. This obligation, recorded in other accrued liabilities and other long-term liabilities in the consolidated balance sheet (totaling approximately $8.5 million at September 30, 2006), bears interest at an 8% rate. Headwaters also agreed to make additional payments to the seller based on a pro-rata allocation of the tax credits generated by the facility, also through December 2007. These additional contractual payments are affected by phase-out and, along with the amortization of the $15.5 million investment, are recorded in other expense in the consolidated statements of income, totaling approximately $16.1 million and $7.0 million for 2005 and 2006, respectively.

The alternative fuel produced at the facility through December 2007 qualifies for tax credits and Headwaters is entitled to receive its pro-rata share of such tax credits generated based upon its ownership percentage. Headwaters has the ability, under certain conditions, to limit its liability under the fixed payment obligations currently totaling approximately $8.5 million; therefore, Headwaters’ obligation to make all of the above-described payments is effectively limited by the tax benefits Headwaters receives.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
September 30, 2006
_________________

As a result of high oil prices in 2006, it appears there will a partial phase out of Section 45K tax credits for calendar 2006. Therefore, in calculating an income tax provision for fiscal 2006, Headwaters assumed a phase-out percentage for Section 45K tax credits for calendar 2006 of 42%. This estimated phase-out percentage was derived by estimating the calendar 2006 reference price for oil using actual oil prices for the months January through July 2006, and published NYMEX oil prices for the months August through December 2006. The monthly NYMEX oil prices were reduced by approximately 10%, which reduction represents Headwaters’ estimate of the relationship between NYMEX prices and the average U.S. wellhead oil prices actually used to calculate the annual reference price. The estimated reference price for calendar 2006 was calculated by averaging the 12 months’ actual or estimated oil prices, which average was compared to the estimated phase-out range for calendar 2006 ($54.27 to $68.12) to derive an estimated phase-out percentage.

While the calendar 2006 phase-out percentage can not be finalized at the current time, as of September 30, 2006, an estimated phase-out percentage of 42% is Headwaters’ best estimate of what the phase-out percentage for calendar 2006 would be, using available information as of that date. As of March 31, 2006, the estimated phase-out percentage for calendar 2006 was 37% and as of June 30, 2006, the estimated percentage was 69%. The effect on income taxes of the change in the phase-out percentage from 42% to the actual percentage for the year will be recorded to income tax expense in subsequent periods, when all of the calendar 2006 actual oil prices are known. Any such effect could be material to Headwaters’ 2007 income tax expense.

        The income tax provision consisted of the following for the years ended September 30:

(in thousands)	2004	2005	2006
Current tax provision:
Federal	$38,374	$67,654	$41,692
State	3,699	7,405	3,431

Total current tax provision	42,073	75,059	45,123
Deferred tax benefit:
Federal	(1,273)	(29,108)	(7,747)
State	(10)	(3,421)	(1,618)

Total deferred tax benefit	(1,283)	(32,529)	(9,365)

Total income tax provision	$40,790	$42,530	$35,758

        The provision for income taxes differs from the amount computed using the statutory federal income tax rate due to the following.

(in thousands)	2004	2005	2006
Tax provision at U.S. statutory rate	$36,787	$57,333	$48,236
State income taxes, net of federal tax effect	2,901	3,395	2,636
Estimated tax credits	(205)	(20,455)	(19,187)
Tax audit contingencies	-	-	3,621
Nondeductible expenses	764	3,039	355
Other	543	(782)	97

Income tax provision	$40,790	$42,530	$35,758

The calculation of tax liabilities involves uncertainties in the application of complex tax regulations in multiple jurisdictions. For example, Headwaters is currently under IRS audit for 2003 and 2004. Headwaters recognizes potential liabilities for anticipated tax audit issues in the U.S. and state tax jurisdictions based on estimates of whether, and the extent to which, additional taxes and interest will be due. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
September 30, 2006
_________________

period when it is determined the liabilities are no longer probable or necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

As of September 30, 2006, Headwaters had deferred tax assets related to U.S., state and non-U.S. net operating loss (“NOL”) and capital loss carryforwards totaling approximately $4.5 million. Headwaters has established a valuation allowance for substantially all of this amount. A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. Because the realization of the deferred tax assets related to these NOLs and capital losses is dependent upon future income or capital gains related to domestic and foreign jurisdictional operations that have historically generated losses, management determined that it is not “more likely than not” that these NOLs and capital losses will be realized and therefore, a valuation allowance is required. The U.S. and state NOLs and capital losses expire from 2010 to 2025. Substantially all of the non-U.S. NOLs do not expire.

        The components of Headwaters’ deferred income tax assets and liabilities were as follows as of September 30:

(in thousands)	2005	2006
Deferred tax assets:
Stock-based compensation	$11,500	$13,101
Tax credit carryforwards	11,144	8,951
Accelerated license fee revenue recognition for tax	-	8,224
Estimated liabilities	7,058	6,696
Reserves and allowances	4,539	5,141
Intangible asset basis differences	5,553	4,951
Deferred license fee revenue	2,828	2,191
NOL and capital loss carryforwards	2,041	4,537
Valuation allowance related to NOL and capital loss
carryforwards	(1,949)	(4,418)

Total deferred tax assets	42,714	49,374

Deferred tax liabilities:
Intangible asset basis differences	(98,155)	(91,409)
Property, plant and equipment basis differences	(18,854)	(19,466)
Interest on convertible senior subordinated notes	(4,488)	(8,116)
Other	(1,089)	(890)

Total deferred tax liabilities	(122,586)	(119,881)

Net deferred tax liability	$(79,872)	$(70,507)

11.   Equity Securities and Stock-Based Compensation

Authorized Stock and Exchange Listing – In 2005, Headwaters increased the authorized shares of common stock from 50.0 million to 100.0 million. Headwaters also has 10.0 million shares of authorized preferred stock, none of which was issued or outstanding as of September 30, 2005 or 2006. Headwaters’ common stock traded on the Nasdaq National Market until April 6, 2005, at which time it began trading on the New York Stock Exchange under the symbol “HW.”

Issuance of Common Stock – Headwaters has an effective universal shelf registration statement on file with the SEC that can be used for the sale of common stock, preferred stock, convertible debt and other securities. In 2004, Headwaters filed a prospectus supplement to that shelf registration statement and issued approximately 5.0 million shares of common stock in an underwritten public offering. Proceeds of approximately $90.3 million were received, net of commissions and other offering costs totaling $6.4 million.

In 2005, Headwaters filed a Form S-3 shelf registration statement with the SEC, subsequently filed a prospectus supplement to the two effective shelf registration statements and issued 6.9 million shares of common stock in an underwritten public offering. Proceeds of $198.8 million were received, net of commissions and other offering costs totaling $11.6 million. Following this issuance of common stock, approximately $18.0 million remains available for

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
September 30, 2006
_________________

future offerings of securities under the universal shelf registration statement. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering would commence under the registration statement.

Grants of Stock Incentive Awards – During 2005, the Compensation Committee of Headwaters’ Board of Directors (the “Committee”) granted to certain officers and employees stock incentive awards consisting of approximately 3.0 million stock appreciation rights (“SARs”) and approximately 0.2 million stock options. Substantially all of these awards were granted during the quarter ended June 30, 2005, the same period that Headwaters early adopted SFAS No. 123R, as explained below. Approximately 2.0 million of the SARs vested at grant date, a majority of which require a payment by grantees of $2.00 per SAR, payable over a 52-month period. Also, the maximum gain that may be received for each of these SARs is limited to the fair market value of one share of Headwaters’ common stock at the date of grant. The grant of these immediate-vested SARs resulted in approximately $16.2 million of compensation expense being recorded in 2005, which was calculated in accordance with SFAS No. 123R as described below under “Stock-Based Compensation.” The remaining SARs which were granted during 2005 (approximately 1.0 million) vest over five years, and approximately 0.9 million of these SARs are exercisable based on the achievement of performance criteria related to the economic growth (“EVA”) of Headwaters during the five-year period. Currently, Headwaters estimates that the performance criteria will likely be met prior to the end of the five-year vesting period.

During 2006, the Committee granted i) options for the purchase of approximately 0.1 million shares of common stock to certain directors, and ii) approximately 0.2 million SARs to certain employees. All SAR and stock option awards for the years 2004 through 2006 were granted under existing stock incentive plans, and all have an exercise price equal to the fair market value of Headwaters’ common stock on the dates of grant and a contractual term of 10 years. When exercised by grantees, SARs are settled in Headwaters’ common stock.

In 2005, the Committee also approved the acceleration of vesting of options for the purchase of approximately 1.1 million shares for 138 officers, directors and employees which were not fully vested as of the date of acceleration (prior to acceleration, there were in total unvested outstanding options to purchase approximately 1.3 million shares). Options for which vesting was accelerated consisted of all options with an exercise price equal to or greater than $21.29 per share and all but approximately 0.2 million of the accelerated options were “in the money” at the date of acceleration. Of the options accelerated, options to purchase a total of approximately 0.5 million shares of common stock were granted to directors and executive officers of Headwaters. All of the options for which acceleration of vesting occurred became 100% vested as of the date of acceleration. Total compensation expense of approximately $9.3 million was recognized related to the acceleration of vesting.

Stock-Based Compensation – During the quarter ended June 30, 2005, Headwaters adopted SFAS No. 123R effective as of October 1, 2004, the beginning of Headwaters’ 2005 fiscal year (the “modified retrospective” method, with restatement limited to interim periods in the year of adoption, as permitted by SFAS No. 123R). SFAS No. 123R revises SFAS No. 123 and supersedes APB 25 and requires companies to expense the value of employee stock options and other equity-based awards. The following table summarizes stock-based compensation included in operating costs and expenses for the years indicated.

(in thousands)	2004	2005	2006
Construction materials	$-	$1,392	$296
Coal combustion products	-	572	183
Alternative energy	-	-	6
Research and development	-	1,862	478
Selling, general and administrative	289	29,986	6,049

Total stock-based compensation expense	$289	$33,812	$7,012

Stock-based compensation expense is reported within the same operating expense line items as used for cash compensation expense. A significant amount of the 2005 stock-based compensation resulted from the expense associated with the grants of immediate-vested SARs and from the acceleration of vesting of certain stock options. Due to immateriality, Headwaters has not capitalized any compensation cost as part of the cost of any asset. The total income tax benefit recognized for stock-

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
September 30, 2006
_________________

based compensation in the 2005 and 2006 consolidated income statements was approximately $12.2 million and $2.5 million, respectively. Tax benefits resulting from exercise of stock options and SARs are reflected in the consolidated statements of changes in stockholders’ equity and cash flows.

Headwaters recognizes compensation expense equal to the grant-date fair value of stock-based awards for all awards expected to vest, over the period during which the related service is rendered by grantees. The fair value of stock-based awards is determined primarily using the B-S-M model, which is the same valuation model used previously in valuing stock options for the pro forma footnote disclosures under the requirements of SFAS No. 123 (see Note 2). Headwaters uses the “graded vesting” or accelerated method to value awards and to allocate those values over the requisite service periods, again the same method as used previously in determining pro forma expense under SFAS No. 123. Headwaters’ estimated forfeiture rates are based largely on historical data and ranged from 0% to 5% during 2005 and 2006, depending on the type of award and the award recipients. As of September 30, 2006, the estimated forfeiture rate for most unvested awards is 1% per year.

Valuation Assumptions – The fair values of stock options and SARs granted in 2005 and 2006 were estimated using the B-S-M model, adjusted where necessary to account for specific terms of awards that the B-S-M model does not have the capability to consider. Headwaters used the services of an independent valuation firm to validate its fair value estimates and assumptions and also to determine certain necessary adjustments to the B-S-M model output. One such adjustment was used in determining the fair value of SARs which have a cap on allowed appreciation. For these SARs, the output determined by the B-S-M model was reduced by an amount determined by a Quasi-Monte Carlo simulation to reflect the reduction in fair value associated with the appreciation cap.

The following table summarizes the assumptions used in determining the fair values of the 2005 and 2006 stock-based awards.

	2005	2006
Expected stock volatility	30% - 40%	30% - 35%
Risk-free interest rates	2.9% - 4.3%	4.5% - 5.1%
Expected lives (beyond vest dates) - 5-year vesting SARs and options	3.5 years	3.5 years
Expected lives (beyond vest date) - immediate-vested SARs	5 years	n/a
Dividend yield	0	0
Reductions in value from B-S-M output for SAR appreciation caps	24% - 49%	n/a
Reduction in value from B-S-M output for grantee payment for SARs	$ 0.30	n/a

Expected stock price volatility was estimated using historical volatilities of Headwaters’ stock, implied volatilities of traded options on Headwaters’ stock, volatility predicted by a “Generalized AutoRegressive Conditional Heteroskedasticity” model, and an analysis of volatilities used by other public companies in comparable lines of business to Headwaters. Risk-free interest rates used were the US Treasury bond yields with terms corresponding to the expected terms of the awards being valued. In estimating expected lives, Headwaters considered the contractual and vesting terms of awards, along with historical experience; however, due to insufficient historical data from which to reliably estimate expected lives, Headwaters used estimates based on the “simplified method” set forth by the SEC in Staff Accounting Bulletin No. 107, where expected life is estimated by summing the award’s vesting term and the contractual term and dividing that result by two. The reduction in value related to grantee payment for certain immediate-vested SARs was estimated by management based on the terms of the payment requirements and other factors.

Stock Incentive Plans – As of September 30, 2006, Headwaters had four stock incentive plans (the “Plans”), three of which have been approved by stockholders. A total of 7.9 million shares of common stock have been reserved for ultimate issuance under the Plans. One of the Plans has expired and awards can no longer be granted under that plan. As of September 30, 2006, options, SARs and other awards for approximately 0.6 million shares of common stock could be granted under the three remaining plans. Headwaters uses newly issued shares to meet its obligations to issue stock when awards are exercised.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
September 30, 2006
_________________

The Committee, or in its absence, the full Board, administers and interprets the Plans. This Committee is authorized to grant options and other awards both under the Plans and outside of any Plan to eligible employees, officers, directors, and consultants of Headwaters. Terms of options and other awards granted under the Plans, including vesting requirements, are determined by the Committee and historically have varied significantly. Options and other awards granted under the Plans vest over periods ranging from zero to ten years, expire ten years from the date of grant and are not transferable other than by will or by the laws of descent and distribution. Incentive stock option grants must meet the requirements of the Internal Revenue Code.

Stock Options – The following table summarizes the activity for all of Headwaters’ stock options, including options not granted under the Plans, for 2005 and 2006.

(in thousands of shares)	Shares	Weighted- average exercise price	Weighted-average remaining contractual term in years	Aggregate intrinsic value
Outstanding at September 30, 2004	3,798	$15.53
Granted	214	32.63
Exercised	(1,166)	11.19
Forfeited or expired	(53)	16.98

Outstanding at September 30, 2005	2,793	$18.62	7.1	$52,450

Granted	108	$32.80
Exercised	(458)	13.93
Forfeited or expired	(9)	21.59

Outstanding at September 30, 2006	2,434	$20.12	6.5	$13,327

Exercisable at September 30, 2005	2,465	$18.78	7.1	$45,900

Exercisable at September 30, 2006	2,306	$19.42	6.3	$13,327

The weighted-average grant-date fair value (calculated using the B-S-M model) of options granted during 2005 and 2006 was $13.26 and $11.91, respectively. The total intrinsic value of options exercised during 2005 and 2006 was approximately $27.8 million and $9.7 million, respectively.

The following table summarizes the activity for Headwaters’ stock options for 2004.

(in thousands of shares)	Shares	Weighted- average exercise price
Outstanding at beginning of year	3,615	$10.88
Granted	1,162	26.07
Exercised	(826)	9.70
Canceled	(153)	15.80

Outstanding at end of year	3,798	$15.53

Exercisable at end of year	1,821	$8.90

Weighted-average fair value of options
granted during the year below market		none
Weighted-average fair value of options
granted during the year at market		$11.21
Weighted-average fair value of options
granted during the year above market		none

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
September 30, 2006
_________________

SARs – The following table summarizes the activity for all of Headwaters’ SARs for 2005 and 2006. Approximately 2.0 million of the outstanding SARs vested on the date of grant. The remaining SARs vest over five years and most of these SARs are exercisable based on the achievement of performance criteria related to the economic growth of Headwaters during the five-year period. Headwaters currently expects the performance criteria to be achieved and therefore is recording compensation expense over the five-year period, which also represents the requisite service period. If this expectation changes in the future, some of the compensation expense recognized up to that time could be reversed.

(in thousands of shares)	Shares	Weighted- average exercise price	Weighted-average remaining contractual term in years	Aggregate intrinsic value
Outstanding at September 30, 2004	0	$0
Granted	3,013	32.12
Exercised	(4)	31.97
Forfeited or expired	(1)	31.97

Outstanding at September 30, 2005	3,008	$32.12	9.6	$15,850

Granted	197	$32.51
Exercised	(40)	31.97
Forfeited or expired	(24)	32.12

Outstanding at September 30, 2006	3,141	$32.15	8.6	$0

Exercisable at September 30, 2005	1,990	$31.97	9.6	$10,800

Exercisable at September 30, 2006	1,971	$32.02	8.5	$0

The weighted-average grant-date fair value of SARs granted during 2005 and 2006 was $9.65 and $14.04, respectively. The total intrinsic value of SARs exercised during 2005 and 2006 was approximately $0.1 million for both years.

Other Stock-Based Awards and Unrecognized Compensation Cost – In addition to the stock options and SARs reflected in the tables above, Headwaters has issued less than 0.1 million shares of restricted common stock to officers and employees. The restricted stock was issued at no cost to the recipients and vests over periods ranging from two to five years. Compensation expense equal to the value of the stock on the date of grant is being recognized over the vesting periods which also represent the requisite service periods. In 2005, Headwaters agreed to issue up to 25,000 shares of common stock to the Chief Executive Officer and Chairman of the Board, which shares will vest in March 2010 if the market value of a share of Headwaters’ common stock meets or exceeds stipulated thresholds. The fair value of this “contingent performance stock” was estimated by an independent valuation firm by calculating the probabilities that Headwaters’ common stock would reach the various market value thresholds. The fair value is being recognized as expense over the requisite service period, or through March 2010. Finally, Headwaters also recognizes compensation expense in connection with its Employee Stock Purchase Plan (“ESPP”). Compensation expense related to restricted stock, contingent performance stock and the ESPP is not material.

As of September 30, 2006, there is approximately $11.4 million of total compensation cost related to nonvested awards not yet recognized. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
September 30, 2006
_________________

Stockholder Approval of Equity Compensation Plans – The following table presents information related to stockholder approval of equity compensation plans as of September 30, 2006.

(in thousands)
Plan Category	Maximum shares to be issued upon exercise of options and other awards	Weighted-average exercise price of outstanding options and other awards	Shares remaining available for future issuance under existing equity compensation plans
Plans approved by stockholders	3,819	$27.24	92
Plans not approved by stockholders	893	25.58	510

Total	4,712	$26.93	602

As discussed above, Headwaters has four Plans under which options and SARs have been granted. Headwaters has also issued options not covered by any Plan. Stockholders have approved three of the four Plans. The amounts included in the caption “not approved by stockholders” in the above table represent amounts applicable under the Plan not approved by stockholders plus all awards granted outside of any Plan.

12.   Earnings per Share

        The following table sets forth the computation of basic and diluted EPS for the years ended September 30:

(in thousands, except per-share data)	2004	2005	2006
Numerator:
Numerator for basic earnings per share - net income	$64,317	$121,278	$102,058
Interest expense related to convertible senior subordinated
notes, net of taxes	1,191	4,307	4,333

Numerator for diluted earnings per share - net income plus
interest expense related to convertible notes, net of taxes	$65,508	$125,585	$106,391

Denominator:
Denominator for basic earnings per share - weighted-average
shares outstanding	31,774	37,993	41,868
Effect of dilutive securities:
Shares issuable upon exercise of options, warrants and SARs	1,245	1,340	984
Shares issuable upon conversion of convertible notes	1,917	5,750	5,750

Total potential dilutive shares	3,162	7,090	6,734

Denominator for diluted earnings per share - weighted-average
shares outstanding after assumed exercises and conversions	34,936	45,083	48,602

Basic earnings per share	$2.02	$3.19	$2.44

Diluted earnings per share	$1.88	$2.79	$2.19

Anti-dilutive securities not considered in diluted EPS calculation:
Stock options	30	139	378
SARs	-	323	1,615

SFAS No. 123R changed the method of applying the treasury stock method in determining the potential dilutiveness of stock-based awards for diluted EPS calculations. In accordance with the requirements of SFAS No. 123R, the 2005 and 2006 EPS calculations above considered all of the following as assumed proceeds in using the treasury stock method to calculate whether and to what extent options and SARs were dilutive: i) the amounts employees must pay upon

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
September 30, 2006
_________________

exercise; plus ii) the average amount of compensation cost during the period, if any, attributed to future service, but not yet recognized; plus iii) the amount of tax benefits, if any, that would be credited to additional paid-in capital if the award were to be exercised.

13.   Acquisitions

2004 Acquisitions – Headwaters acquired four companies in 2004. All of the acquisitions were accounted for using the purchase method of accounting as required by SFAS No. 141, “Business Combinations.” Consideration paid, consisting primarily of cash payments, aggregated over $1.0 billion, and was negotiated at arms length. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition dates. Results of operations for the acquired companies have been included in Headwaters’ consolidated statement of income since the acquisition dates.

As reflected in the table below, a significant amount of the aggregate purchase price was allocated to identifiable intangible assets (consisting primarily of customer relationships, trade names, and patents) which are being amortized over estimated useful lives ranging from two to twenty years. The remaining purchase price not attributable to tangible and identifiable intangible assets was allocated to goodwill, most of which is not tax deductible. Substantially all of the intangible assets and goodwill were allocated to Headwaters’ construction materials segment.

Headwaters agreed to pay an earn-out to the sellers of a subsidiary company acquired in 2004 if a specified earnings target was exceeded during the 12 months ended December 31, 2005 (the earn-out period). The earn-out achieved totaled $9.5 million and was recorded as additional goodwill. It was paid to the former owners of the subsidiary, one of whom is a current officer of Headwaters, in 2006.

The following table sets forth the final allocation of the total consideration paid to the tangible and intangible assets acquired and liabilities assumed for all 2004 acquistions combined.

(in thousands)
Cash	$11,834
Other current assets	103,847
Property, plant and equipment	113,135
Intangible assets	194,514
Other assets	4,470
Goodwill	708,914
Current liabilities	(62,192)
Net deferred income tax liabilities	(62,912)

Net assets acquired	$1,011,610

In 2004, Headwaters expensed approximately $0.9 million of deferred acquisition costs related to acquisition projects that were abandoned. Write-offs of deferred acquisition costs were not material in 2005 or 2006.

2006 Acquisitions – During 2006, Headwaters acquired certain assets and assumed certain liabilities of several privately-held companies in the construction materials industry. Total consideration paid or accrued for these acquisitions was less than $8.0 million. Pursuant to contractual terms for some of the acquisitions, additional amounts may be payable in the future, based on the achievement of stipulated revenue or earnings targets for periods ending no later than March 2010. If future earn-out consideration is paid, goodwill will be increased accordingly. Operating results since acquisition dates for all of the businesses combined were not material.

2007 Acquisition – In November 2006, Headwaters acquired 100% of the ownership interests of a privately-held company in the construction materials business. Total consideration paid was approximately $49.0 million. Pursuant to contractual terms, an additional amount may be payable in the future, based on the achievement of a stipulated earnings target for the 12 months ending September 30, 2007.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
September 30, 2006
_________________

14.   Commitments and Contingencies

        Commitments and contingencies as of September 30, 2006 not disclosed elsewhere, are as follows.

Leases – Rental expense was approximately $14.6 million in 2004, $24.3 million in 2005 and $30.9 million in 2006. Headwaters has noncancellable operating leases for certain facilities and equipment. Most of these leases have renewal terms and currently are set to expire in various years through 2017. As of September 30, 2006, minimum rental payments due under these leases are as follows.

Year ending September 30:	(in thousands)
2007	$23,226
2008	18,376
2009	14,048
2010	10,453
2011	5,644
Thereafter	9,809

$81,556

Purchase Commitments – Certain CCP segment contracts with suppliers require Headwaters to make minimum purchases. Actual purchases under contracts with minimum requirements were approximately $12.5 million for 2004, $13.2 million for 2005 and $15.4 million for 2006. As of September 30, 2006, minimum future requirements are as follows.

Year ending September 30:	(in thousands)
2007	$11,419
2008	10,355
2009	10,041
2010	9,987
2011	6,902
Thereafter	7,334

$56,038

Compensation Arrangements – Employment Agreements. Headwaters and its subsidiaries have entered into employment agreements with its Chief Executive Officer and several other officers and employees. The agreements have original terms ranging up to five years, many of which are renewable by Headwaters, often for one-year terms. They provide for annual salaries currently ranging from approximately $0.1 million to $0.7 million annually per person. Assuming all agreements set to expire in 2007 are renewed, the annual commitment under all employment agreements combined would currently approximate $4.4 million. The aggregate commitment as of September 30, 2006, assuming no renewals, is approximately $5.4 million. Most agreements provide for termination benefits, which vary widely from agreement to agreement.

Long-Term Incentive Cash Bonus Awards. During 2006, Headwaters’ Compensation Committee (the “Committee”) authorized the grant of long-term incentive cash bonus awards to certain officers and employees, which awards were granted under Headwaters’ Long Term Incentive Compensation Plan. In accordance with terms of the awards, cash payments are based on several factors, including the achievement of stipulated financial goals as measured by economic value added (“EVA”) over a three-year period by Headwaters and its operating units. Payments for these awards may not exceed $30.0 million in the aggregate. No amounts have been expensed for these awards through September 30, 2006 because it is not yet probable that the financial goals will be met.

Executive Change in Control Agreements. During 2006, the Committee also approved “Executive Change in Control Agreements” with 12 officers. Upon a change in control, as defined, the agreements provide for immediate vesting and exercisability of all outstanding stock awards. In addition, if termination of employment occurs within a specified period of a change in control, the agreements provide for i) severance pay equal to two times the sum of an officer’s current annual salary plus the highest cash bonus paid or payable for any single year in the three-year period

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
September 30, 2006
_________________

commencing two years prior to the year in which the change in control occurs; and ii) continuance of health and other benefits and perquisites for a two-year period following the change in control. If terminations associated with a change in control would have occurred on September 30, 2006, the severance payments due to the 12 officers would have aggregated approximately $19.2 million.

Performance Unit Awards. During 2005 the Committee authorized the grant of performance unit awards, to be settled in cash, based on performance criteria tied to the economic value created or preserved by one of Headwaters’ business units after December 2007. The grants of these performance units were made in 2006 and could result in the payment to employees of a maximum amount of approximately $3.9 million if all performance criteria are met. No amounts have been expensed for these awards through September 30, 2006 because it is not yet probable that the performance criteria will be met.

Contingent Commission Agreement. In addition to its standard sales commission arrangements, Headwaters has entered into a “contingent commission agreement” whereby it has agreed to pay an employee total sales commissions up to a maximum amount of $4.5 million. The agreement calls for payments to be made for customer purchase orders of a stipulated size and for a stipulated period of time to be executed prior to May 2008. No amounts have been expensed under this agreement through September 30, 2006.

Employee Benefit Plans – In addition to standard health and life insurance programs, Headwaters has three employee benefit plans that were operative during the three-year period ended September 30, 2006: the 401(k) Profit Sharing Plan (“401(k) Plan”), the 2000 Employee Stock Purchase Plan (“ESPP”), and the Incentive Bonus Plan (“IBP”). During 2005, Headwaters’ Board approved a Deferred Compensation Plan (“DCP”) which became effective in January 2005. Also in 2005, Headwaters’ Board adopted the Long Term Incentive Compensation Plan (“LTIP”) which was approved by stockholders. Substantially all employees of Headwaters are eligible to participate in the 401(k) Plan and the ESPP after meeting length of employment requirements. Only designated employees are eligible to participate in the IBP, DCP and LTIP.

Certain of the subsidiaries acquired by Headwaters in 2004 had employee benefit plans. All of these acquired subsidiaries’ employee benefit plans have been discontinued, with the exception of one subsidiary’s medical plan and 401(k) Profit Sharing Plan, which are expected to be consolidated with Headwaters’ plans in 2007. Under the terms of that subsidiary’s 401(k) Profit Sharing Plan, it has agreed to pay a certain percentage of most employees’ salaries into the Profit Sharing Plan on behalf of those employees.

The total expense for all of Headwaters’ benefit plans combined (excluding standard health and life insurance programs and ESPP expense, which is included in stock-based compensation) was approximately $14.9 million in 2004, $22.8 million in 2005 and $16.4 million in 2006.

401(k) Plan.Under the terms of the 401(k) Plan, eligible employees may elect to make tax-deferred contributions of up to 50% of their compensation, subject to statutory limitations. Headwaters matches employee contributions up to a designated maximum rate and these matching contributions vest after three years. Headwaters is not required to be profitable to make matching contributions.

ESPP. The ESPP provides eligible employees with an opportunity to purchase Headwaters common stock on favorable terms and to pay for such purchases through payroll deductions. A total of 500,000 shares of common stock were initially reserved for issuance under the Plan, and approximately 148,000 shares remain available for future issuance as of September 30, 2006. In accordance with terms of the ESPP, participating employees purchase shares of stock directly from Headwaters, which shares are made available from treasury shares which have been repurchased on the open market. The ESPP is intended to comply with Section 423 of the Internal Revenue Code, but is not subject to the requirements of ERISA. Employees purchase stock through payroll deductions of 1% to 10% of cash compensation, subject to certain limitations. The stock is purchased in a series of quarterly offerings. The cost per share to the employee is 85% of the fair market value at the end of each offering period.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
September 30, 2006
_________________

IBP. The IBP, the specifics of which are approved annually by the Compensation Committee, provides for annual cash bonuses to be paid if Headwaters accomplishes certain financial goals and if participating employees meet individual goals. Headwaters’ financial goals are based upon an economic value added concept (“EVA”) that purports to more closely align with a company’s share price performance than other measurements of performance.

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

LTIP. Other than obligations associated with the long-term incentive cash bonus awards described above and grants of certain of the stock-based awards described in Note 11, Headwaters has no commitments under the LTIP as of September 30, 2006.

Self Insurance – Headwaters has adopted self-insured medical insurance plans that cover substantially all employees. There is stop-loss coverage for amounts in excess of $100,000 to $175,000 per individual per year. Headwaters also self insures for workers compensation claims in most states, limited by stop-loss coverage for amounts in excess of $250,000 per occurrence and approximately $6.0 million in the aggregate annually. Headwaters has contracted with third-party administrators to assist in the payment and administration of claims. Insurance claims are recognized as expense when incurred and include an estimate of costs for claims incurred but not reported at the balance sheet date. As of September 30, 2006, approximately $4.3 million is accrued for medical and workers compensation claims incurred on or before September 30, 2006 that have not been paid or reported.

Property, Plant and Equipment – As of September 30, 2006, Headwaters was committed to spend approximately $7.3 million on capital projects that were in various stages of completion.

Joint Venture Obligations – Headwaters entered into an agreement with Degussa AG, an international chemical company based in Germany, to jointly develop and commercialize a process for the direct synthesis of hydrogen peroxide. Under terms of the joint venture agreement, Headwaters committed to fund 50% of the joint venture’s research and development expenditures through September 2007, subject to a stipulated maximum. The amount remaining to be paid under this commitment as of September 30, 2006 is not material. In 2006, Headwaters and Degussa AG formed another joint venture, Degussa Headwaters Korea Co., Ltd. (“DHK”), which purchased a hydrogen peroxide production business located in South Korea. Headwaters is a principal obligor with respect to all non-financial obligations of DHK and, with respect to financial obligations of DHK, 50% of future plant expansion cost overruns, if any. Headwaters’ investments in its joint ventures with Degussa AG (in which Degussa and Headwaters have equal ownership, voting rights and control) are accounted for using the equity method of accounting and total approximately $19.3 million at September 30, 2006.

Headwaters owns a 51% interest in a joint venture with Great River Energy, a Minnesota-based power generation and supply cooperative (“GRE”), which was formed to construct, own and operate an ethanol plant in North Dakota (“Blue Flint”). The plant is currently expected to begin operating in early calendar 2007 with estimated ethanol production of 50 million gallons annually. Estimated costs to construct the ethanol plant and fund start-up costs and initial working capital approximate $95.5 million, which is being funded primarily by debt secured by all the assets of Blue Flint, along with capital contributions from Headwaters and GRE. Headwaters has made its full capital contribution as of September 30, 2006. The Blue Flint joint venture, which is not a variable interest entity, is being accounted for using the equity method of accounting because both partners have equal voting rights and control over the joint venture. Headwaters’ investment in the Blue Flint joint venture totals approximately $8.9 million at September 30, 2006.

Legal or Contractual Matters – Headwaters has ongoing litigation and asserted claims which have been incurred during the normal course of business, including the specific matters discussed below. Headwaters intends to vigorously defend or resolve these matters by settlement, as appropriate. Management does not currently believe that the outcome of these matters will have a material adverse effect on Headwaters’ operations, cash flows or financial position.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
September 30, 2006
_________________

Historically, costs paid to outside legal counsel for litigation have comprised a majority of Headwaters’ litigation-related costs. During 2006, Headwaters incurred approximately $0.1 million of net expense for legal matters, including costs for outside legal counsel, compared to approximately $3.8 million in 2004 and $3.2 million in 2005. In 2006, developments in certain legal matters Headwaters is defending resulted in reduced likelihood of ultimate legal liability and a reduction of expense. Headwaters currently believes the range of potential loss for all unresolved matters, excluding costs for outside counsel, is from $1.0 million up to the amounts sought by claimants and has recorded a total liability as of September 30, 2006 of $1.0 million. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Headwaters’ outside counsel currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability to Headwaters. It is not possible to estimate what litigation-related costs will be in future periods.

The matters discussed below raise difficult and complex legal and factual issues, and the resolution of these issues is subject to many uncertainties, including the facts and circumstances of each case, the jurisdiction in which each case is brought, and the future decisions of juries, judges, and arbitrators. Therefore, although management believes that the claims asserted against Headwaters in the named cases lack merit, there is a possibility of material losses in excess of the amounts accrued if one or more of the cases were to be determined adversely against Headwaters for a substantial amount of the damages asserted. It is possible that a change in the estimates of probable liability could occur, and the changes could be material. Additionally, as with any litigation, these proceedings require that Headwaters incur substantial costs, including attorneys’ fees, managerial time, and other personnel resources and costs in pursuing resolution.

McEwan. In 1995, Headwaters granted stock options to a member of its board of directors, Lloyd McEwan. The director resigned from the board in 1996. Headwaters has declined McEwan’s attempts to exercise most of the options on grounds that the options terminated. In June 2004, McEwan filed a complaint in the Fourth District Court for the State of Utah against Headwaters alleging breach of contract, breach of implied covenant of good faith and fair dealing, fraud, and misrepresentation. McEwan seeks declaratory relief as well as compensatory damages in the approximate amount of $2.8 million and punitive damages. Headwaters has filed an answer denying McEwan’s claims and has asserted counterclaims against McEwan. Because resolution of the litigation is uncertain, legal counsel cannot express an opinion as to the ultimate amount of liability or recovery.

Boynton. In October 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. (This technology is distinct from the technology developed by Headwaters.) This action is factually related to an earlier action brought by certain purported officers and directors of Adtech, Inc. That action was dismissed by the United States District Court for the Western District of Tennessee and the District Court’s order of dismissal was affirmed on appeal. In the current action, the allegations arise from the same facts, but the claims are asserted by certain purported stockholders of Adtech. In June 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee alleging, among other things, fraud, conspiracy, constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. The plaintiffs seek declaratory relief and compensatory damages in the approximate amount of between $15.0 million and $25.0 million and punitive damages. In February 2006, the District Court dismissed all claims against Headwaters. Also in February 2006, plaintiffs filed their notice of appeal to the United States Court of Appeals for the Sixth Circuit. In June 2006, the appeal was transferred to the United States Court of Appeals for the Federal Circuit. Because the resolution of the litigation is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability.

Headwaters Construction Materials Matters. There are litigation and pending and threatened claims made against certain subsidiaries of Headwaters Construction Materials (“HCM”) with respect to several types of exterior finish systems manufactured and sold by its subsidiaries for application by contractors on residential and commercial buildings. Typically, litigation and these claims are controlled by such subsidiaries’ insurance carriers. The plaintiffs or

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
September 30, 2006
_________________

claimants in these matters have alleged that the structures have suffered damage from latent or progressive water penetration due to some alleged failure of the building product or wall system. The most prevalent type of claim involves alleged defects associated with components of an Exterior Insulating and Finish System (“EIFS”) which was produced for a limited time (through 1997) by Best Masonry & Tool Supply and Don’s Building Supply. There is a 10-year projected claim period following discontinuation of the product.

Typically, the claims cite damages for alleged personal injuries and punitive damages for alleged unfair business practices in addition to asserting more conventional damage claims for alleged economic loss and damage to property. To date, claims made against such subsidiaries have been paid by their insurers, with the exception of minor deductibles, although such insurance carriers typically have issued “reservation of rights” letters. None of the cases has gone to trial. While, to date, none of these proceedings have required that HCM incur substantial costs, there is no guarantee of insurance coverage or continuing coverage. These and future proceedings may result in substantial costs to HCM, including attorneys’ fees, managerial time and other personnel resources and costs. Adverse resolution of these proceedings could have a materially negative effect on HCM’s business, financial condition, and results of operation, and its ability to meet its financial obligations. Although HCM carries general and product liability insurance, HCM cannot assure that such insurance coverage will remain available, that HCM’s insurance carrier will remain viable, or that the insured amounts will cover all future claims in excess of HCM’s uninsured retention. Future rate increases may also make such insurance uneconomical for HCM to maintain. In addition, the insurance policies maintained by HCM exclude claims for damages resulting from exterior insulating finish systems, or EIFS, that have manifested after March 2003. Because resolution of the litigation and claims is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of HCM’s liability.

Other. Headwaters and its subsidiaries are also involved in other legal proceedings that have arisen in the normal course of business.

Section 45K Matters – A material amount of Headwaters’ consolidated revenues and net income is derived from license fees and sales of chemical reagents, both of which depend on the ability of licensees and other customers to manufacture and sell qualified synthetic fuels that generate tax credits under Section 45K [formerly Section 29] of the Internal Revenue Code. Headwaters also claims Section 45K tax credits based upon synthetic fuel sales from facilities in which Headwaters owns an interest. From time to time, issues arise as to the availability of tax credits and, with the rising price of oil, the phase-out of credits, including the items discussed below.

Phase-Out. Section 45K tax credits are subject to phase-out after the average annual U.S. wellhead oil price (“reference price”) reaches a beginning phase-out threshold price, and are eliminated entirely if the reference price reaches the full phase-out price. Historically, the reference price has trended somewhat lower than published market prices for oil. For calendar 2005, the reference price was $50.26 per barrel and the phase-out range began at $53.20 and would have fully phased out tax credits at $66.78 per barrel. Therefore, there was no phase-out of tax credits for calendar 2005.

For calendar 2006, Headwaters estimates that the phase-out range (computed by increasing the 2005 inflation adjustment factor by 2%) begins at $54.27 and completes phase-out at $68.12 per barrel. As of the date hereof, the reference price for calendar 2006 is not known; however, Headwaters currently estimates partial phase-out will occur for calendar 2006. As described in more detail in Note 10, an estimate of the calendar 2006 phase out percentage calculated as of September 30, 2006, using available information as of that date, resulted in a 42% phase out.

In an environment of high oil prices, the risk of phase-out increases. Headwaters’ customers and licensees make their own assessments of phase-out risk. When customers and licensees have perceived a potential negative financial impact from phase-out, they have reduced or stopped synthetic fuel production or required Headwaters to share in the costs associated with phase-out. Headwaters makes similar assessments with respect to the continued operation of its own synthetic fuel production facilities. As of the date hereof, substantially all of Headwaters’ licensees are producing synthetic fuel, but most licensees stopped production for a period of time earlier in the year. These events have materially adversely affected both the amount and timing of recognition of Headwaters’ revenue, net income and cash flow, and will have a material adverse effect in future periods as well.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
September 30, 2006
_________________

Certain accounting rules limit revenue recognition to amounts that are “fixed or determinable.” The amount of license fee revenue recognized by Headwaters for 2006 was materially negatively affected by significantly reduced revenues being recognized for several licensees whose license agreements call for Headwaters to be paid a portion of the tax credits earned by the licensee. Because the calendar 2006 phase-out percentage for Section 45K tax credits can not be finalized at the current time, only approximately $10.0 million of revenues for these licensees was recognized for the nine months ended September 30, 2006. The amount recognized met the “fixed or determinable” recognition criterion and it is remote that any negative adjustment will be required in the future. Additional revenues for these licensees, which could total more than $30.0 million (calculated based on licensee-reported data, which amount ultimately depends on the calendar 2006 phase-out percentage of Section 45K), will not be recognized until such time as these amounts become “fixed or determinable.”

Legislation. By law, Section 45K tax credits for synthetic fuel produced from coal expire on December 31, 2007. In addition, there have been initiatives from time to time to consider the early repeal or modification of Section 45K. If Section 45K expires at the end of 2007 or if it is repealed or adversely modified, additional synthetic fuel facilities would probably either close or substantially curtail production. Given current prices of coal and costs of synthetic fuel production, Headwaters does not believe that production of synthetic fuel will be profitable absent the tax credits. In addition, if Headwaters licensees close their facilities or materially reduce production activities (whether after 2007, or upon earlier repeal or adverse modification of Section 45K, or for any other reason), it would have a further material adverse effect on the revenue, net income and cash flow of Headwaters, in addition to the current material adverse effect caused by phase-out concerns.

IRS Audits. Licensees are subject to audit by the IRS. The IRS may challenge whether Headwaters’ licensees satisfy the requirements of Section 45K, or applicable Private Letter Rulings, including placed-in-service requirements, or may attempt to disallow Section 45K tax credits for some other reason. The IRS has initiated audits of certain licensee-taxpayers who claimed Section 45K tax credits and will continue the audit process in the future. The inability of a licensee to claim Section 45K tax credits would reduce Headwaters’ future income from the licensee. In addition, the IRS may audit Headwaters concerning tax credits claimed for synthetic fuel sold from the facilities in which it owns an interest.

Senate Permanent Subcommittee on Investigations. In October 2003, the Permanent Subcommittee on Investigations of the Government Affairs Committee of the United States Senate issued a notification of pending investigations. The notification listed the synthetic fuel tax credit as a new item. In February 2006, the Subcommittee described its investigation as follows: “The Subcommittee is continuing its investigation [of] tax credits claimed under Section 29 [now Section 45K] of the Internal Revenue Code for the sale of coal-based synthetic fuels. This investigation is examining the utilization of these tax credits, the nature of the technologies and fuels created, the use of these fuels, and others [sic] aspects of Section 29. The investigation will also address the IRS’ administration of Section 29 tax credits.” The Subcommittee conducted numerous interviews and received large volumes of data between December 2003 and March 2004. Since that time, to Headwaters’ knowledge, there has been little activity regarding the investigation. Headwaters cannot make any assurances as to the timing or ultimate outcome of the Subcommittee investigation, nor can Headwaters predict whether Congress or others may conduct investigations of Section 45K tax credits in the future. Renewed activity in the Subcommittee investigation, if it occurs, may have a material adverse effect on the willingness of current owners to operate their facilities, and may materially adversely affect Headwaters’ revenue, net income and cash flow.

License Fees – Pursuant to the terms of an agreement with a certain licensee, this licensee has set aside substantial amounts for working capital and other operational contingencies as provided for in the agreement. These amounts may eventually be paid out to various parties having an interest in the cash flows from the licensee’s operations, including Headwaters, if they are not used for working capital and other operational contingencies. As a result, Headwaters currently expects to receive at some future date a portion of those reserves, the amount of which is not currently determinable and which constitutes a gain contingency not recognizable as revenue.

15.   Related Party Transactions

In addition to transactions disclosed elsewhere, Headwaters was involved in the following transactions with related parties during 2004, 2005 and 2006. A director of Headwaters is a principal in one of the insurance brokerage

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
September 30, 2006
_________________

companies Headwaters uses to purchase certain insurance benefits for its employees. Commissions paid to that company by providers of insurance services to Headwaters totaled approximately $0.1 million in 2004, $0.2 million in 2005 and $0.2 million in 2006.

One of Headwaters’ subsidiaries purchases product from an entity located in Mexico in which an officer of Headwaters has a minority ownership interest. Costs incurred for materials purchased from this entity were approximately $2.7 million in 2004, $11.8 million in 2005 and $16.2 million in 2006. A majority of another subsidiary’s transportation needs are provided by a company, two of the principals of which are related to an officer of the subsidiary. Costs incurred were approximately $1.0 million in 2004, $4.9 million in 2005 and $5.9 million in 2006.

16.   Quarterly Financial Data (unaudited)

        Summarized unaudited quarterly financial data for 2005 and 2006 is as follows.

	2005
(in thousands, except per-share data)	First quarter (2)	Second quarter (2)	Third quarter (2)	Fourth quarter (3)	Full year
Net revenue	$218,416	$222,392	$308,729	$315,102	$1,064,639
Gross profit	76,105	81,592	121,699	111,616	391,012
Net income	11,137	9,974	55,290	44,877	121,278
Basic earnings per share (1)	0.33	0.28	1.35	1.09	3.19
Diluted earnings per share (1)	0.30	0.26	1.17	0.95	2.79

	2006
(in thousands, except per-share data)	First quarter (2)	Second quarter (2)	Third quarter (2)	Fourth quarter (3)	Full year
Net revenue	$280,548	$269,683	$295,929	$275,227	$1,121,387
Gross profit	94,223	79,515	94,804	88,980	357,522
Net income	28,296	18,401	27,407	27,954	102,058
Basic earnings per share	0.68	0.44	0.65	0.67	2.44
Diluted earnings per share	0.60	0.40	0.58	0.61	2.19

(1)	Because the weighted-average share number used to calculate EPS for the full year is an average of the numbers used for the four quarters, the full year EPS amount does not equal the sum of the EPS amounts for the four quarters of 2005.

(2)	In the third quarter of 2005, Headwaters settled its litigation with AJG and recognized a significant non-recurring gain of $50.0 million, along with increased recurring revenues beginning in that quarter. Also in the third quarter of 2005, Headwaters adopted SFAS No. 123R (see Note 11) which, combined with the grant of immediate-vested SARs and the acceleration of vesting of certain outstanding options, resulted in the recognition of significant non-recurring stock-based compensation expense totaling approximately $25.5 million. Headwaters adopted SFAS No. 123R using the “modified retrospective” method, with restatement of the interim periods in the year of adoption. Accordingly, the amounts shown above for the first and second quarters of 2005 were restated to reflect stock-based compensation expense calculated in accordance with the new stock-based compensation accounting rules.

(3)	In the fourth quarter of 2005 and 2006, Headwaters recorded income tax expense at an effective tax rate of approximately 18% and 11%, respectively, compared to an effective income tax rate of approximately 30% for the first nine months of both years. The lower rates for the fourth quarter were required to reduce the effective income tax rate for each year to approximately 26%. The 2005 reduction was primarily a result of Section 45K income tax credits related to alternative fuel facilities in which Headwaters has an ownership interest, and the 2006 reduction was primarily a result of changes in the estimated phase out of Section 45K tax credits (see Note 10).