Form 10-Q
period 2006-12-31
HEADWATERS INC
filed 2007-02-02
CIK 1003344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

or

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 1-32459

HEADWATERS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	87-0547337
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10653 South River Front Parkway, Suite 300
South Jordan, Utah	84095
(Address of principal executive offices)	(Zip Code)

(801) 984-9400
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the Registrant’s common stock as of January 31, 2007 was 42,343,767.

HEADWATERS INCORPORATED

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Actual results may vary materially from such expectations. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, are intended to help identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking. For a discussion of the factors that could cause actual results to differ from expectations, please see the risk factors described  in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2006  and in Item 1A of this report. There can be no assurance that our results of operations will not be adversely affected by such factors. Unless legally required, we undertake no obligation to revise or update any forward-looking statements for any reason. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

ITEM 1.  FINANCIAL STATEMENTS

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(in thousands, except per-share data)	2006	2006

ASSETS

Current assets:
Cash and cash equivalents	$79,151	$54,746
Trade receivables, net	131,608	118,522
Inventories	62,519	65,510
Deferred income taxes	26,465	26,614
Other	10,294	14,177
Total current assets	310,037	279,569

Property, plant and equipment, net	213,406	217,267

Other assets:
Intangible assets, net	251,543	255,218
Goodwill	826,432	863,161
Other	60,311	57,788
Total other assets	1,138,286	1,176,167

Total assets	$1,661,729	$1,673,003

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$23,854	$28,318
Accrued personnel costs	32,859	23,470
Accrued income taxes	16,481	16,151
Other accrued liabilities	62,190	66,155
Deferred license fee revenue	22,090	22,218
Current portion of long-term debt	7,267	9,884
Total current liabilities	164,741	166,196

Long-term liabilities:
Long-term debt	587,820	584,990
Deferred income taxes	96,972	96,075
Other	11,238	4,610
Total long-term liabilities	696,030	685,675
Total liabilities	860,771	851,871

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; authorized 100,000 shares; issued and outstanding: 42,306 shares at September 30, 2006 (including 254 shares held in treasury) and 42,343 shares at December 31, 2006 (including 214 shares held in treasury)	42	42
Capital in excess of par value	502,265	505,188
Retained earnings	299,866	316,857
Treasury stock and other	(1,215)	(955)
Total stockholders’ equity	800,958	821,132

Total liabilities and stockholders’ equity	$1,661,729	$1,673,003

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended December 31,
(in thousands, except per-share data)	2005	2006

Revenue:
Construction materials	$129,969	$122,755
Coal combustion products	65,165	69,172
Alternative energy	85,414	82,997
Total revenue	280,548	274,924

Cost of revenue:
Construction materials	89,705	90,562
Coal combustion products	48,962	49,447
Alternative energy	47,658	54,870
Total cost of revenue	186,325	194,879

Gross profit	94,223	80,045

Operating expenses:
Amortization	6,036	5,811
Research and development	2,964	3,784
Selling, general and administrative	34,958	36,561
Total operating expenses	43,958	46,156

Operating income	50,265	33,889

Other income (expense):
Net interest expense	(8,951)	(8,267)
Other, net	(3,068)	(2,561)
Total other income (expense), net	(12,019)	(10,828)

Income before income taxes	38,246	23,061

Income tax provision	(9,950)	(6,070)

Net income	$28,296	$16,991

Basic earnings per share	$0.68	$0.40

Diluted earnings per share	$0.60	$0.37

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended December 31, 2006

	Common stock		Capital in excess	Retained	Treasury stock,		Total stockholders’
(in thousands)	Shares	Amount	of par value	earnings	at cost	Other	equity

Balances as of September 30, 2006	42,306	$42	$502,265	$299,866	$(2,155)	$940	$800,958

Exercise of stock options and stock appreciation rights	37	—	325				325

40 shares of treasury stock transferred to employee stock purchase plan, at cost			740		230		970

Stock-based compensation			1,858				1,858

Other comprehensive income — unrealized gain on cash flow hedges, net of taxes						30	30

Net income for the three months ended December 31, 2006				16,991			16,991

Balances as of December 31, 2006	42,343	$42	$505,188	$316,857	$(1,925)	$970	$821,132

See accompanying notes.

HEADWATERS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended December 31,
(in thousands)	2005	2006

Cash flows from operating activities:
Net income	$28,296	$16,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,963	17,678
Stock-based compensation expense	1,782	1,858
Interest expense related to amortization of debt issue costs	630	619
Equity in losses of joint ventures	—	826
Amortization of non-refundable license fees	(5,519)	(5,517)
Deferred income taxes	(584)	(149)
Net loss (gain) on disposition of property, plant and equipment	(18)	190
Decrease in trade receivables	25,072	15,656
Increase in inventories	(3,165)	(1,568)
Decrease in accounts payable and accrued liabilities	(25,272)	(5,105)
Other changes in operating assets and liabilities, net	(7,966)	(6,825)
Net cash provided by operating activities	28,219	34,654

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(2,432)	(50,219)
Purchase of property, plant and equipment	(13,279)	(10,127)
Proceeds from disposition of property, plant and equipment	173	171
Investments in joint ventures	(1,544)	—
Net decrease in other assets	156	34
Net cash used in investing activities	(16,926)	(60,141)

Cash flows from financing activities:
Payments on long-term debt	(4,274)	(213)
Proceeds from exercise of stock options	1,002	325
Income tax benefit from exercise of stock options and stock appreciation rights	1,849	—
Employee stock purchases	965	970
Net cash provided by (used in) financing activities	(458)	1,082

Net increase (decrease) in cash and cash equivalents	10,835	(24,405)

Cash and cash equivalents, beginning of period	13,666	79,151

Cash and cash equivalents, end of period	$24,501	$54,746

Supplemental schedule of non-cash investing and financing activities:
Increase in accrued liabilities for acquisition-related commitments	$—	$2,639

See accompanying notes.

HEADWATERS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

(Unaudited)

1.    Nature of Operations and Basis of Presentation

Description of Business and Organization — Headwaters Incorporated (“Headwaters”) is incorporated in Delaware and is a diversified company providing products, technologies and services in two industries: building materials, which includes construction materials and coal combustion products (“CCPs”), and alternative energy. Headwaters uses technology to differentiate itself from competitors and to create value in its businesses.

In the building materials sector, Headwaters designs, manufactures, and sells architectural stone and resin-based exterior siding accessories (such as shutters, mounting blocks, and vents) and related products. Headwaters is also a nationwide leader in the management and marketing of CCPs, including fly ash used as a substitute for portland cement Headwaters believes it is uniquely positioned to manufacture an array of building materials that use fly ash, such as block, stucco, and mortar and believes that it has a leading market position in its principal building materials businesses. Revenue from Headwaters’ construction materials and CCPs businesses are diversified geographically and also by market, including the new construction, remodeling and home improvement markets.

In the alternative energy sector, Headwaters is focused on reducing waste and increasing the value of energy feedstocks, primarily in the areas of low-value coal and oil. In coal, Headwaters owns and operates two coal reclamation facilities that remove rock, dirt, and other impurities from waste coal, resulting in higher-value, marketable coal. Headwaters also licenses technology and sells reagents to the coal-based solid alternative fuel industry. In oil, Headwaters believes that its heavy oil upgrading technology represents a substantial improvement over current refining technologies. Headwaters’ heavy oil upgrading process uses a liquid catalyst precursor to generate a highly active molecular catalyst to convert residual oil feedstocks into higher-value distillates that can be refined into gasoline, diesel and other products. In addition, Headwaters is in the final stages of constructing its first ethanol plant and is proceeding with the commercialization of multiple catalyst technologies.

Basis of Presentation — Headwaters’ fiscal year ends on September 30 and unless otherwise noted, references to 2005 refer to Headwaters’ fiscal quarter ended December 31, 2005 and references to 2006 refer to Headwaters’ fiscal quarter ended December 31, 2006. Other references to years refer to Headwaters’ fiscal years, unless otherwise noted. The consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the seasonality of the operations of the building materials businesses and other factors, Headwaters’ consolidated results of operations for 2006 are not indicative of the results to be expected for the full fiscal 2007 year.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist of normal recurring adjustments.Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters’ Annual Report on Form 10-K for the year ended September 30, 2006 (“Form 10-K”).

Recent Accounting Pronouncements — In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing and measuring tax positions, for financial reporting purposes. FIN 48 also requires expanded disclosures with respect to the uncertainty in income taxes. FIN 48 is effective for Headwaters’ fiscal 2008 year beginning on October 1, 2007. Management is currently evaluating the impact of FIN 48. The effect of adopting FIN 48, if material, will be a transition adjustment to beginning retained earnings in the year of adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure

HEADWATERS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

(Unaudited)

purposes under generally accepted accounting principles. Headwaters must adopt SFAS No. 157 no later than in its fiscal year ending September 30, 2009. Headwaters uses fair value measurements to determine the reported amounts of assets acquired and liabilities assumed in purchase transactions, in testing for potential goodwill impairment, for disclosure of the fair value of financial instruments, as well as in other instances. It is therefore possible that the implementation of SFAS No. 157 could have a material effect on the reported amounts or disclosures in Headwaters’ consolidated financial statements in future periods.

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

Reclassifications — Certain prior period amounts have been reclassified to conform to the current period’s presentation. The reclassifications had no effect on net income or total assets.

2.    Segment Reporting

Headwaters currently operates in two industries and reports three business segments, the construction materials and CCPs segments in the building materials industry, and the alternative energy segment in the energy industry. Revenues for the construction materials segment consist of product sales to wholesale and retail distributors, contractors and other users of building products. CCP revenues consist primarily of fly ash and other product sales with a small amount of service revenue. Revenue for the alternative energy segment consists primarily of sales of chemical reagents and license fees.

The following segment information has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” Segment performance is evaluated primarily on revenue growth and operating income, although other factors are also used, such as income tax credits generated by activities of the alternative energy segment. Intersegment sales are immaterial.

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

	Three Months Ended December 31, 2005
(in thousands)	Construction Materials	CCPs	Alternative Energy	Corporate	Totals

Segment revenue	$129,969	$65,165	$85,414	$—	$280,548

Depreciation and amortization	$(9,934)	$(3,164)	$(1,774)	$(91)	$(14,963)

Operating income (loss)	$14,949	$9,421	$32,780	$(6,885)	$50,265
Net interest expense					(8,951)
Other income (expense), net					(3,068)
Income tax provision					(9,950)
Net income					$28,296

Capital expenditures	$8,722	$2,123	$2,051	$383	$13,279

Segment Assets as of December 31, 2005	$1,134,557	$304,771	$164,952	$75,670	$1,679,950

HEADWATERS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

(Unaudited)

	Three Months Ended December 31, 2006
(in thousands)	Construction Materials	CCPs	Alternative Energy	Corporate	Totals

Segment revenue	$122,755	$69,172	$82,997	$—	$274,924

Depreciation and amortization	$(12,083)	$(3,205)	$(2,279)	$(111)	$(17,678)

Operating income (loss)	$6,454	$12,451	$20,847	$(5,863)	$33,889
Net interest expense					(8,267)
Other income (expense), net					(2,561)
Income tax provision					(6,070)
Net income					$16,991

Capital expenditures	$6,906	$1,187	$1,999	$35	$10,127

Segment Assets as of December 31, 2006	$1,164,744	$295,685	$110,513	$102,061	$1,673,003

3.    Securities and Stock-Based Compensation

SEC Registration Statements — Headwaters has an effective universal shelf registration statement on file with the Securities and Exchange Commission (“SEC”) that can be used for the sale of common stock, preferred stock, convertible debt and other securities. Approximately $18.0 million remains available for future offerings of securities under this registration statement. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering would commence under the registration statement.

In January 2007, Headwaters filed a registration statement on Form S-4 with the SEC to register the exchange of $172.5 million of new 2.875% convertible senior subordinated notes due 2016 and the common stock which may be issued upon conversion of the notes, all in connection with the proposed exchange offer described in Note 6 related to Headwaters’ existing 2.875% convertible senior subordinated notes due 2016. Headwaters has been informed that the registration statement will be reviewed by the SEC. Also as described in Note 6, in January 2007, Headwaters issued a new series of $160.0 million of 2.50% convertible senior subordinated notes due 2014. Headwaters has agreed to file a registration statement with the SEC to register the resales of these notes and the common stock which may be issued upon conversion of the notes.

Stock-Based Compensation — During 2006, Headwaters’ Board of Directors granted 30,000 shares of restricted common stock to an officer. The restricted common stock vests over a five-year period contingent upon stock price performance conditions. Total stock-based compensation expense, none of which involved the expenditure of cash, was approximately $1.8 million and $1.9 million for the three months ended December 31, 2005 and 2006, respectively. As of December 31, 2006, there is approximately $10.2 million of total compensation cost related to nonvested awards not yet recognized, which will be recognized in future periods over applicable vesting terms.

4.    Inventories

Inventories consisted of the following at:

(in thousands)	September 30, 2006	December 31, 2006

Raw materials	$12,831	$12,363
Finished goods	49,688	53,147
	$62,519	$65,510

HEADWATERS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

(Unaudited)

5.    Intangible Assets

Intangible Assets — All of Headwaters’ identified intangible assets are being amortized. The following table summarizes the gross carrying amounts and the related accumulated amortization of intangible assets as of:

			September 30, 2006		December 31, 2006
(in thousands)	Estimated useful lives		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

CCP contracts	8 - 20 years		$117,690	$24,987	$117,690	$26,670
Customer relationships	7 ½ - 15 year	s	68,331	10,348	71,503	11,646
Trade names	5 - 20 years		63,657	7,018	68,412	7,905
Patents and patented technologies	7 ½ - 19 year	s	53,107	13,037	53,469	14,334
Non-competition agreements	2 - 5 years		6,852	4,717	8,048	5,276
Other	9 - 15 years		3,556	1,543	3,556	1,629
			$313,193	$61,650	$322,678	$67,460

Total amortization expense related to intangible assets was approximately $6.0 million in 2005 and $5.8 million in 2006. Total estimated annual amortization expense for fiscal years 2007 through 2012 is shown in the following table.

Year ending September 30:	(in thousands)
2007	$22,877
2008	21,373
2009	21,160
2010	20,760
2011	20,530
2012	19,039

6.    Long-term Debt

Long-term debt consisted of the following at:

(in thousands)	September 30, 2006	December 31, 2006

Senior secured debt	$415,319	$415,319
Convertible senior subordinated notes	172,500	172,500
Notes payable to a bank	7,215	7,018
Other	53	37
	595,087	594,874
Less: current portion	(7,267)	(9,884)
Total long-term debt	$587,820	$584,990

Senior Secured Credit Agreements — Headwaters’ senior secured credit facility currently consists of a first lien term loan in the amount of $415.3 million and also provides for up to $60.0 million of borrowings under a revolving credit arrangement, along with the ability to increase this amount to $100.0 million, subject to obtaining additional revolving loan commitments. With certain limited exceptions, the first lien term loan is senior in priority to all other debt and is secured by all assets of Headwaters. The terms of the credit facility, as currently amended, are described in more detail in the following paragraphs. Headwaters is in compliance with all debt covenants as of December 31, 2006.

The first lien term loan bears interest, at Headwaters’ option, at either i) the London Interbank Offered Rate (“LIBOR”) plus 2.0%, 2.25%, or 2.5%, depending on the credit ratings that have been most recently announced for the loans by Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”); or ii) the “Base Rate” plus 1.0%, 1.25%, or 1.5%, again depending on the credit ratings announced by S&P and Moody’s. Base rate is defined as the higher

HEADWATERS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

(Unaudited)

of the rate announced by Morgan Stanley Senior Funding and the overnight rate charged by the Federal Reserve Bank of New York plus 0.5%. Headwaters’ current rate is LIBOR plus 2.0%. Headwaters can lock in new LIBOR rates for the first lien loan for one, two, three or six months. The weighted-average interest rate on the first lien debt was approximately 6.8% at December 31, 2006, after giving consideration to the effect of the interest rate hedge on $150.0 million of this debt, as described below.

As described below, in January 2007, Headwaters issued $160.0 million of new convertible senior subordinated notes due 2014. Headwaters used a portion of the net proceeds from these notes to repay $145.0 million of the first lien term loan. As a result of this early repayment, the remaining balance of the first lien term loan of $270.3 million is repayable as follows: $19.9 million in November 2010, and two payments of $125.2 million each in February 2011 and April 2011, the termination date. As a result of the early repayment, Headwaters has accelerated the amortization of the related debt issue costs totaling approximately $1.9 million, which amount will be charged to interest expense in the quarter ending March 31, 2007. Interest on the first lien term loan is generally payable on a quarterly basis.

There are mandatory prepayments of the first lien term loan in the event of certain asset sales and debt and equity issuances and from “excess cash flow,” as defined in the agreement. Optional prepayments of the first lien term loan are permitted without penalty or premium. Once repaid in full or in part, no further reborrowings can be made.

Borrowings under the revolving credit arrangement are generally subject to the terms of the first lien loan agreement and bear interest at either LIBOR plus 1.75% to 2.5% (depending on Headwaters’ “total leverage ratio,” as defined), or the Base Rate plus 0.75% to 1.5%. Borrowings and reborrowings of any available portion of the $60.0 million revolver can be made at any time through September 2009, when all loans must be repaid and the revolving credit arrangement terminates. The fees for the unused portion of the revolving credit arrangement range from 0.5% to 0.75% (depending on Headwaters’ “total leverage ratio,” as defined). There were no borrowings outstanding under the revolving credit arrangement as of December 31, 2006, or subsequent thereto. The credit agreement also allows for the issuance of letters of credit, provided there is capacity under the revolving credit arrangement. As of December 31, 2006, six stand-by letters of credit totaling $6.3 million were outstanding, with expiration dates ranging from January 2007 to December 2008.

The credit facility contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset sales and liens, annual capital expenditures in excess of $100.0 million annually, and the payment of dividends, among others. In addition, Headwaters must maintain certain leverage and fixed charge coverage ratios, as those terms are defined in the agreements, as follows: i) a total leverage ratio of 3.75:1.0 or less, declining to 3.5:1.0 in 2010; ii) a maximum ratio of consolidated senior funded indebtedness minus subordinated indebtedness to EBITDA of 2.75:1.0, declining to 2.5:1.0 in 2010; and iii) a minimum ratio of EBITDA plus rent payments for the four preceding fiscal quarters to scheduled payments of principal and interest on all indebtedness for the next four fiscal quarters of 1.25:1.0.

As required by the senior secured credit facility, Headwaters entered into agreements to limit its variable interest rate exposure. The agreements effectively fix the LIBOR rate at 3.71% for $150.0 million of the first lien debt through September 8, 2007. Headwaters accounts for these agreements as cash flow hedges, with their fair market value reflected in the consolidated balance sheet as either other assets or other liabilities. The market value of the hedges can fluctuate significantly over a relatively short period of time. The hedges had a market value at December 31, 2006 of approximately $1.6 million, which, net of related income taxes, represents other comprehensive income. One of the joint ventures Headwaters has invested in (see Note 10) has also entered into agreements that are accounted for as cash flow hedges. Total comprehensive income, considering all cash flow hedge agreements to which Headwaters is a direct or indirect party, was not materially different from net income for either 2005 or 2006.

2.875% Convertible Senior Subordinated Notes Due 2016 — Headwaters has outstanding $172.5 million of 2.875% convertible senior subordinated notes due June 2016, with interest payable semi-annually. These notes are subordinate to the senior secured debt described above and rank equally with the 2.50% convertible senior subordinated notes due 2014 described below, and any future senior subordinated debt. Holders of the notes may convert the notes into shares of Headwaters’ common stock at a conversion rate of 33.3333 shares per $1,000 principal amount ($30 conversion price),

HEADWATERS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

(Unaudited)

or 5.75 million aggregate shares of common stock, contingent upon certain events. The conversion rate adjusts for events related to Headwaters’ common stock, including common stock issued as a dividend, rights or warrants to purchase common stock issued to all holders of Headwaters’ common stock, and other similar rights or events that apply to all holders of common stock.

The notes are convertible if any of the following five criteria are met: 1) satisfaction of a market price condition which becomes operative if, prior to June 1, 2011, in any calendar quarter the closing price of Headwaters’ common stock exceeds $39 per share for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the calendar quarter, or, at any time on or after June 1, 2011 the closing price of Headwaters’ common stock exceeds $39 per share; 2) a credit rating, if any, assigned to the notes is three or more rating subcategories below the initial rating; 3) the notes trade at less than 98% of the product of the common stock trading price and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the notes, except this provision is not available if the closing common stock price is between 100% and 130% of the current conversion price of the notes; 4) Headwaters calls the notes for redemption; or 5) upon the occurrence of specified corporate transactions.

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

Headwaters includes the additional shares of common stock contingently issuable under the convertible notes in its diluted EPS calculations on an if-converted basis (see Note 8). In January 2007, Headwaters announced that it was planning to commence an exchange offer for the 2.875% convertible senior subordinated notes due 2016, whereby new notes with similar terms, along with an exchange fee, would be issued upon tender of the existing notes. The exchange offer has not yet commenced, and until any such offer is consummated, Headwaters will not know whether or what portion of the existing notes will be tendered in exchange for new notes. If all existing notes were to be tendered, the exchange fee plus costs of the exchange offer are estimated to be approximately $1.0 million.

The terms of the new notes, if issued, will differ from the terms of the existing notes in the following primary ways: i) “net share settlement” upon conversion of the notes, whereby Headwaters will pay cash up to the principal amount of the notes, and shares of common stock to the extent the price of Headwaters’ common stock exceeds the conversion price during a 20-trading-day observation period; ii) payment of a “make whole” premium upon conversion in certain circumstances; and iii) modification of the definition of “fundamental change” in regard to specified corporate transactions.

2.50% Convertible Senior Subordinated Notes Due 2014 — In January 2007, Headwaters issued $160.0 million of 2.5% convertible senior subordinated notes due February 2014, with interest payable semi-annually. These notes are subordinate to the senior secured debt and rank equally with the 2.875% convertible senior subordinated notes due 2016 described above, and any future senior subordinated debt. Total offering costs, including underwriting discounts and commissions, are estimated to be approximately $5.2 million. The conversion rate for the notes is 33.9236 shares per $1,000 principal amount ($29.48 conversion price), subject to adjustment. Upon conversion, Headwaters will pay cash up to the principal amount of the notes, and shares of common stock to the extent the price of Headwaters’ common stock exceeds the conversion price during a 20-trading-day observation period. The conversion rate is adjusted for certain corporate transactions referred to as “fundamental changes.”

The notes are convertible at the option of the holder prior to December 1, 2013 if any of the following criteria are met: 1) during any fiscal quarter commencing after March 31, 2007, the closing price of Headwaters’ common stock exceeds $38.32 per share for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day

HEADWATERS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

(Unaudited)

of the preceding fiscal quarter; 2) during the five-business-day period after any ten-consecutive-trading-day period, the notes trade at less than 98% of the product of the common stock trading price and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the notes; or 3) upon the occurrence of specified corporate transactions. The notes are convertible on or after December 1, 2013 regardless of the foregoing circumstances. Headwaters may not redeem the notes. If Headwaters has a “fundamental change,” holders may require Headwaters to repurchase the notes at a price equal to the principal amount plus any accrued interest. Headwaters has agreed to file a shelf registration statement with the SEC to register resales of the notes and the common stock issuable upon conversion of the notes.

In connection with the issuance of the notes, Headwaters entered into convertible note hedge and warrant transactions for the purpose of effectively increasing the common stock conversion price for the notes from $29.48 per share to $35.00 per share. The net cost of these transactions was approximately $11.8 million and will be accounted for as a decrease in paid-in capital in the quarter ending March 31, 2007.

Notes Payable to a Bank — The notes payable to a bank, which were collateralized by certain assets of a subsidiary, were repaid in their entirety subsequent to December 31, 2006. The notes bore interest at variable rates, which as of December 31, 2006, ranged from 5.8% to 8.0%. Because the notes were callable by the bank, Headwaters included the entire outstanding balance in current portion of long-term debt in the consolidated balance sheet.

Interest — During 2005, Headwaters incurred total interest costs of approximately $10.0 million, including approximately $0.6 million of non-cash interest expense and approximately $0.1 million of interest costs that were capitalized. During 2006, Headwaters incurred total interest costs of approximately $9.4 million, including approximately $0.6 million of non-cash interest expense and approximately $0.2 million of interest costs that were capitalized. Interest income was approximately $0.9 million for both 2005 and 2006.

The weighted-average interest rate on the face amount of outstanding long-term debt, disregarding amortization of debt issue costs, was approximately 5.7% at September 30, 2006 and 5.6% at December 31, 2006.

7.    Income Taxes

Headwaters’ estimated effective income tax rate for the fiscal year ending September 30, 2007, exclusive of discrete items, is 22.0%, which rate was applied to income before income taxes for the quarter ended December 31, 2006. Headwaters also recognized a net $1.0 million income tax expense in 2006 for discrete items that did not affect the calculation of the estimated effective income tax rate for the fiscal year. The discrete items primarily related to changes in estimated tax liabilities and in reserves related to an IRS examination. After consideration of the effect of the discrete items, income tax expense totaled approximately 26.3% of income before income taxes in 2006, approximately the same rate as in 2005 of 26.0%.

The effective tax rates for both 2005 and 2006 are lower than statutory rates primarily due to tax credits related to two coal-based solid alternative fuel facilities that Headwaters owns and operates, plus Headwaters’ 19% interest in an entity that owns and operates another alternative fuel facility (where Headwaters is not the primary beneficiary). The alternative fuel produced at these three facilities through December 2007 qualifies for tax credits pursuant to Section 45K [formerly Section 29] of the Internal Revenue Code, subject to the uncertainties of phase-out, IRS audit and other risks associated with the tax credits, all as more fully described in Note 10.

Headwaters’ 19% interest in the entity that owns and operates an alternative fuel facility was acquired in exchange for initial cash payments totaling $0.5 million and an obligation to pay $15.0 million in monthly installments through December 2007. The remaining obligation at December 31, 2006 of $6.9 million is recorded in other accrued liabilities in the consolidated balance sheet, and bears interest at an 8% rate. Headwaters also agreed to make additional payments to the seller based on a pro-rata allocation of the tax credits generated by the facility, also through December 2007. These additional contractual payments are affected by phase-out and, along with the amortization of the $15.5 million

HEADWATERS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

(Unaudited)

investment, are recorded in other expense in the consolidated statements of income, totaling approximately $3.1 million and $2.7 million for 2005 and 2006, respectively.

The alternative fuel produced at the facility through December 2007 qualifies for tax credits and Headwaters is entitled to receive its pro-rata share of such tax credits generated based upon its ownership percentage. Headwaters has the ability, under certain conditions, to limit its liability under the fixed payment obligations currently totaling approximately $6.9 million; therefore, Headwaters’ obligation to make all of the above-described payments is effectively limited by the tax benefits Headwaters receives.

As a result of high oil prices in calendar 2006, there will be a partial phase out of Section 45K tax credits for that calendar year. In calculating an income tax provision for 2006, Headwaters assumed a phase-out percentage for Section 45K tax credits of 40% for calendar 2006. This estimated phase-out percentage was derived by estimating the calendar 2006 reference price for oil using actual oil prices for the months January through October 2006, and published NYMEX oil prices for November and December 2006. The monthly NYMEX oil prices were reduced by approximately 10%, which reduction represents Headwaters’ estimate of the relationship between NYMEX prices and the average U.S. wellhead oil prices actually used to calculate the annual reference price. The estimated reference price for calendar 2006 was calculated by averaging the 12 months’ actual or estimated oil prices, which average was compared to the estimated phase-out range for calendar 2006 of $54.27 to $68.12 to derive an estimated phase-out percentage.

Using available NYMEX oil prices as of December 31, 2006 for each of the months in 2007, an assumed 2% increase in the phase-out range for calendar 2007 versus calendar 2006, and the same methodology as described above, Headwaters estimated a phase-out percentage of 18% for calendar 2007.

While the calendar 2006 and 2007 phase-out percentages can not be finalized at the current time, as of December 31, 2006, the estimated phase-out percentages represent Headwaters’ best estimates of what the phase-out percentages would be, using available information as of that date. The effect on income taxes of the change in the phase-out percentages from 40% in calendar 2006 and from 18% in calendar 2007 to the actual percentages for the two years will be recorded to income tax expense in subsequent periods, when all of the calendar 2006 and 2007 actual oil prices are known. Any such effect could be material to Headwaters’ 2007 and 2008 income tax expense.

HEADWATERS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

(Unaudited)

8.    Earnings per Share

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended December 31,
(in thousands, except per-share data)	2005	2006

Numerator:
Numerator for basic earnings per share — net income	$28,296	$16,991
Interest expense related to convertible senior subordinated notes, net of taxes	1,088	1,133
Numerator for diluted earnings per share — net income plus interest expense related to convertible notes, net of taxes	$29,384	$18,124

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	41,605	42,078
Effect of dilutive securities:
Shares issuable upon exercise of options and SARs	1,271	547
Shares issuable upon conversion of convertible notes	5,750	5,750
Total potential dilutive shares	7,021	6,297
Denominator for diluted earnings per share — weighted-average shares outstanding after assumed exercises and conversions	48,626	48,375

Basic earnings per share	$0.68	$0.40

Diluted earnings per share	$0.60	$0.37

Anti-dilutive securities not considered in diluted EPS calculation:
Stock options	27	828
SARs	106	3,137

9.    Acquisitions

In 2006, Headwaters acquired 100% of the ownership interests of a privately-held company in the construction materials business. Total consideration paid of approximately $53.0 million consisted primarily of cash. Pursuant to contractual terms, an additional amount may be payable in the future, based on the achievement of a stipulated earnings target for the 12 months ending September 30, 2007. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. Operating results for the acquired business subsequent to the acquisition date were included in Headwaters’ consolidated results for 2006 and were not material.

Approximately $8.0 million of the aggregate purchase price was allocated to identifiable intangible assets which are being amortized over estimated useful lives ranging from five to twenty years, and approximately $7.0 million of the purchase price was allocated to net tangible assets. The remaining purchase price not attributable to tangible and identifiable intangible assets was allocated to goodwill, the tax deductibility of which has not yet been determined.

During fiscal 2006, Headwaters acquired certain assets and assumed certain liabilities of several privately-held companies in the construction materials industry, which acquisitions were not material individually or in the aggregate. Pursuant to contractual terms for some of the acquisitions, additional amounts may be payable in the future, based on the

HEADWATERS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

(Unaudited)

achievement of stipulated revenue or earnings targets for periods ending no later than March 2010. If future earn-out consideration is paid, goodwill will be increased accordingly.

10.  Commitments and Contingencies

Significant new commitments and ongoing contingencies as of December 31, 2006 not disclosed previously, are as follows.

Property, Plant and Equipment — As of December 31, 2006, Headwaters was committed to spend approximately $8.8 million on capital projects that were in various stages of completion.

Joint Venture Obligations — Headwaters entered into an agreement with Degussa AG, an international chemical company based in Germany, to jointly develop and commercialize a process for the direct synthesis of hydrogen peroxide. Under terms of the joint venture agreement, Headwaters committed to fund 50% of the joint venture’s research and development expenditures through September 2007, subject to a stipulated maximum. The amount remaining to be paid under this commitment as of December 31, 2006 is not material. Headwaters may elect to contribute up to €1.5 million in 2007 to fund 50% of the continuing expenses of the joint venture. In fiscal 2006, Headwaters and Degussa AG formed another joint venture, Degussa Headwaters Korea Co., Ltd. (“DHK”), which purchased a hydrogen peroxide production business located in South Korea. Headwaters is a principal obligor with respect to all non-financial obligations of DHK and, with respect to financial obligations of DHK, 50% of future plant expansion cost overruns, if any. Headwaters’ investments in its joint ventures with Degussa AG (in which Degussa and Headwaters have equal ownership, voting rights and control) are accounted for using the equity method of accounting and total approximately $19.0 million at December 31, 2006.

Headwaters owns a 51% interest in a joint venture with Great River Energy, a Minnesota-based power generation and supply cooperative (“GRE”), which was formed to construct, own and operate an ethanol plant in North Dakota (“Blue Flint”). The plant is currently expected to begin operating in early calendar 2007 with estimated ethanol production of 50 million gallons annually. Estimated costs to construct the ethanol plant and fund start-up costs and initial working capital approximate $95.5 million, which is being funded primarily by debt secured by all the assets of Blue Flint, along with capital contributions from Headwaters and GRE. Headwaters has made its full capital contribution. The Blue Flint joint venture, which is not a variable interest entity, is being accounted for using the equity method of accounting because both partners have equal voting rights and control over the joint venture. Headwaters’ investment in the Blue Flint joint venture totals approximately $8.9 million at December 31, 2006.

Legal or Contractual Matters — Headwaters has ongoing litigation and asserted claims which have been incurred during the normal course of business, including the specific matters discussed below. Headwaters intends to vigorously defend or resolve these matters by settlement, as appropriate. Management does not currently believe that the outcome of these matters will have a material adverse effect on Headwaters’ operations, cash flow or financial position.

Historically, costs paid to outside legal counsel for litigation have comprised a majority of Headwaters’ litigation-related costs. During 2006, Headwaters incurred approximately $0.7 million of expense for legal matters, including costs for outside legal counsel, compared to approximately $1.0 million in 2005. Headwaters currently believes the range of potential loss for all unresolved matters, excluding costs for outside counsel, is from $1.0 million up to the amounts sought by claimants and has recorded a total liability as of December 31, 2006 of $1.0 million. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Headwaters’ outside counsel currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability to Headwaters. It is not possible to estimate what litigation-related costs will be in future periods.

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

HEADWATERS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

(Unaudited)

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

Headwaters Construction Materials Matters.  There are litigation and pending and threatened claims made against certain subsidiaries of Headwaters Construction Materials (“HCM”) with respect to several types of exterior finish systems manufactured and sold by its subsidiaries for application by contractors on residential and commercial buildings.  Typically, litigation and these claims are controlled by such subsidiaries’ insurance carriers.  The plaintiffs or claimants in these matters have alleged that the structures have suffered damage from latent or progressive water penetration due to some alleged failure of the building product or wall system. Some claims involve alleged defects associated with components of an Exterior Insulating and Finish System (“EIFS”) which was produced for a limited time (through 1997) by Best Masonry & Tool Supply and Don’s Building Supply.  There is a 10-year projected claim period following discontinuation of the product. Other claims involve alleged liabilities associated with certain stucco products which are still produced and sold by certain subsidiaries of HCM.

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

HEADWATERS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

(Unaudited)

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

Section 45K Matters — A material amount of Headwaters’ consolidated revenue and net income is derived from license fees and sales of chemical reagents, both of which depend on the ability of licensees and other customers to manufacture and sell qualified synthetic fuel that generates tax credits under Section 45K [formerly Section 29] of the Internal Revenue Code. Headwaters also claims Section 45K tax credits for synthetic fuel sales from facilities in which Headwaters owns an interest. From time to time, issues arise as to the availability of tax credits and, with the increased price of oil in calendar 2006, the phase-out of credits, including the following items.

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

For calendar 2006, Headwaters estimates that the phase-out range (computed by increasing the 2005 inflation adjustment factor by 2%) begins at $54.27 and completes phase-out at $68.12 per barrel. As a result of high oil prices in calendar 2006, there will be partial phase out of Section 45K tax credits for that calendar year. As described in more detail in Note 7, Headwaters estimated a phase-out percentage for Section 45K tax credits for calendar 2006 of 40%, using available information as December 31, 2006. Headwaters estimated a phase-out percentage of 18% for calendar 2007, also using available information as of December 31, 2006. Headwaters currently does not believe the phase-out percentage for calendar 2006, when finally determined later in 2007, will vary materially from its December 31, 2006 estimate of 40%; however, it is certain that the estimated phase-out percentage for calendar 2007 will change during calendar 2007 and Headwaters estimates that there would be no phase-out for calendar 2007, using information as of January 31, 2007.

In an environment of high oil prices, the risk of phase-out increases. Headwaters’ customers and licensees make their own assessments of phase-out risk. When customers and licensees have perceived a potential negative financial impact from phase-out, they have reduced or stopped synthetic fuel production or required Headwaters to share in the costs associated with phase-out. Headwaters makes similar assessments with respect to the continued operation of its own synthetic fuel production facilities. As of January 31, 2007, substantially all of Headwaters’ licensees are producing synthetic fuel, but most licensees stopped production for a period of time in calendar 2006. These events have materially adversely affected both the amount and timing of recognition of Headwaters’ revenue, net income and cash flow, and will have a material adverse effect in future periods as well.

Certain accounting rules limit revenue recognition to amounts that are “fixed or determinable.” The amount of license fee revenue recognized by Headwaters in 2006 was negatively affected by reduced revenues being recognized for certain licensees whose license agreements call for Headwaters to be paid a portion of the tax credits earned by the licensee. Due to current uncertainties related to phase out, including the inability to finalize the calendar 2006 phase-out percentage for Section 45K tax credits, and other licensee-specific factors, revenue recognition has been deferred for certain licensees. The amount recognized met the “fixed or determinable” recognition criterion and it is remote that any negative adjustment will be required in the future. Additional revenues for licensees, which as of December 31, 2006 could total more than $15.0 million (calculated based on licensee-reported data and assuming 40% phase out of Section 45K tax credits for calendar 2006), will not be recognized until such time as these amounts become “fixed or determinable.”

HEADWATERS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

(Unaudited)

Legislation.  By law, Section 45K tax credits for synthetic fuel produced from coal expire on December 31, 2007. In addition, there have been initiatives from time to time to consider the early repeal or modification of Section 45K, including a bill introduced as recently as January 2007, and there may be additional initiatives introduced in Congress in 2007. When Section 45K expires at the end of 2007 or if it is repealed or adversely modified, additional synthetic fuel facilities would probably either close or substantially curtail production. Given current prices of coal and costs of synthetic fuel production, Headwaters does not believe that production of synthetic fuel will be profitable absent the tax credits. In addition, if Headwaters’ licensees close their facilities or materially reduce production activities (whether after 2007, or upon earlier repeal or adverse modification of Section 45K, or for any other reason), it would have a further material adverse effect on the revenue, net income and cash flow of Headwaters, in addition to the current material adverse effect caused by phase-out concerns.

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

License Fees — Pursuant to the terms of an agreement with a certain licensee, this licensee has set aside substantial amounts for working capital and other operational contingencies as provided for in the agreement. These amounts may eventually be paid out to various parties having an interest in the cash flows from the licensee’s operations, including Headwaters, if they are not used for working capital and other operational contingencies. As a result, Headwaters currently expects to receive at some future date a portion of those reserves, the amount of which is not currently determinable and which constitutes a gain contingency not recognizable as revenue.

ITEM 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-Q. Our fiscal year ends on September 30 and unless otherwise noted, references to 2005 refer to our fiscal quarter ended December 31, 2005 and references to 2006 refer to our fiscal quarter ended December 31, 2006. Other references to years refer to our fiscal years, unless otherwise noted.

Introduction

During the past several years, we have executed on our two-fold plan of maximizing cash flow from our existing operating business units and diversifying from over-reliance on the legacy alternative energy segment Section 45K [formerly Section 29] business. With the addition and expansion of the CCP management and marketing business through acquisitions in 2002 and in 2004, and the growth of the construction materials business, culminating in several large and small acquisitions in 2004, 2006 and 2007, we have achieved revenue growth and diversification into three business segments. Because we also incurred increased indebtedness to make strategic acquisitions, one of our ongoing financial objectives is to continue to focus on increased cash flows for purposes of reducing debt.

A material amount of our consolidated revenue and net income is derived from license fees and sales of chemical reagents, both of which depend on the ability of licensees and other customers to manufacture and sell qualified synthetic fuel that generates tax credits under Section 45K [formerly Section 29] of the Internal Revenue Code. We also claim Section 45K tax credits for synthetic fuel sales from facilities in which we own an interest. From time to time, issues arise as to the availability of tax credits and, with the increased price of oil in calendar 2006, the phase-out of credits.

By law, Section 45K tax credits for synthetic fuel produced from coal expire on December 31, 2007. In addition, Section 45K tax credits are subject to phase-out after the average annual U.S. wellhead oil price (“reference price”) reaches a beginning phase-out threshold price, and are eliminated entirely if the reference price reaches the full phase-out price. There was no phase-out of tax credits for calendar 2005; however, as a result of high oil prices in calendar 2006, there will be partial phase out of Section 45K for that calendar year. In addition, phase out of Section 45K for calendar 2007 is also possible. As of January 31, 2007, substantially all of our licensees are producing synthetic fuel, but most licensees stopped production for a period of time in fiscal 2006. These events have materially adversely affected both the amount and timing of recognition of our revenue, net income and cash flow, and will have a material adverse effect in future periods as well. Reference is made to notes 7 and 10 to the consolidated financial statements where there is more information on phase out and other uncertainties related to Section 45K tax credits that have affected our business in 2006 and that will continue to affect our business in 2007.

Our acquisition strategy targets businesses that are leading players in their respective industries, that enjoy healthy operating margins and that are not overly capital intensive, thus providing additional cash flow that complements the financial performance of our existing businesses. In addition, in fiscal 2006, we began to acquire small companies with innovative products that can be marketed using our existing distribution channels. We are also committed to continuing to invest in research and development activities that are focused on energy-related technologies and nanotechnology. We have agreed to a joint venture project to construct, own and operate an ethanol plant located in North Dakota which is currently expected to begin operating in early calendar 2007, and we are also beginning to invest in other alternative energy projects such as coal cleaning and the use of nanocatalysts to engineer coal for emissions reduction.

As a result of our CCPs and construction materials businesses, we are affected by seasonality, with the highest revenue and profitability produced in the June and September quarters. With CCPs, our strategy is to continue to negotiate long-term contracts so that we can invest in transportation and storage infrastructure for the marketing and sale of CCPs. We also intend to continue our efforts to expand usage of high-value CCPs and develop uses for lower-value CCPs, including the expanded use of CCPs in our construction materials businesses and the industry in general.

In fiscal 2005 and 2006, we focused on the integration of our 2004 acquisitions, including the marketing of diverse construction materials products through our national distribution network. We became highly leveraged as a result of those acquisitions, but have reduced our outstanding debt since that time through cash generated from operations, from an underwritten public offering of common stock and from proceeds from settlement of litigation. We intend to continue to focus on repaying long-term debt while continuing to look for diversification opportunities within prescribed parameters.

Consolidation and Segments

Consolidation. The consolidated financial statements include the accounts of Headwaters, all of our subsidiaries and other entities in which we have a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation.

As described in more detail in Note 9 to the consolidated financial statements, in 2006 we acquired 100% of the ownership interests of a privately-held company in the construction materials business. Operating results for the acquired business subsequent to the acquisition date have been included in our consolidated results for 2006 and were not material.

Segments. We currently operate in two industries and report three business segments, the construction materials and CCPs segments in the building materials industry, and the alternative energy segment in the energy industry.

In the construction materials segment, we design, manufacture, and sell architectural stone and resin-based exterior siding accessories (such as shutters, mounting blocks, and vents) and related products. Revenues consist of sales to wholesale and retail distributors, contractors and other users of building products. We are also a nationwide leader in the management and marketing of CCPs. Revenues consist primarily of fly ash and other product sales. In the alternative energy segment, we are focused on reducing waste and increasing the value of energy feedstocks, primarily in the areas of low-value coal and oil. Revenue for the alternative energy segment consists primarily of sales of chemical reagents and license fees.

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

The information set forth below compares our operating results for the quarter ended December 31, 2006 (“2006”) with operating results for the quarter ended December 31, 2005 (“2005”).

Revenue.  Total revenue for 2006 decreased by $5.6 million or 2% to $274.9 million as compared to $280.5 million for 2005. The major components of revenue are discussed in the sections below.

Construction Materials Segment.  Sales of construction materials during 2006 were $122.8 million with a corresponding direct cost of $90.6 million. Sales of construction materials during 2005 were $130.0 million with a corresponding direct cost of $89.7 million. The decrease in sales of construction materials during 2006 was due primarily to the effects of a depressed residential housing market which impacted sales across most of our product lines. The housing market slowdown also was the primary reason for the decline in gross margin percentage from 2005 to 2006.  Because a substantial amount of our revenues in this segment are dependent on the housing market, we anticipate similar impact from the current slowdown in the housing industry through at least the next quarter.

CCP Segment.  CCP revenues for 2006 were $69.2 million with a corresponding direct cost of $49.4 million. CCP revenues for 2005 were $65.2 million with a corresponding direct cost of $49.0 million. The increase in CCP revenues and in the gross margin percentage during 2006 were due primarily to a combination of continued strong demand for CCPs and upward pricing trends in most concrete markets. In addition, weather conditions in the south central region of the United States have generally been favorable in 2006. The growth in demand for CCPs is due in part to certain regional shortages of portland cement for which CCPs are a substitute, which can result in an increased percentage of CCPs being used in concrete. The cement shortages also resulted in increased prices for CCPs in several markets.

Alternative Energy Segment.  Our alternative energy segment revenue consists primarily of chemical reagent sales, license fee revenue related to our solid alternative fuel technologies, and to a lesser extent, sales of synthetic fuel from two solid alternative fuel production facilities that we own. The major components of revenue for the alternative energy segment are discussed in the sections below.

Sales of Chemical Reagents.  Chemical reagent sales during 2006 were $44.5 million with a corresponding direct cost of $35.5 million. Chemical reagent sales during 2005 were $44.5 million with a corresponding direct cost of $33.3 million. Despite the partial phase-out of Section 45K tax credits for calendar year 2006, chemical reagent sales in 2006 were essentially flat as compared to 2005. Substantially all of our licensees and other customers operated their synfuel facilities in 2006 as oil prices continued to moderate during the quarter. It is not possible to predict the trend for sales of chemical reagents in future periods. The gross margin percentage for 2006 of 20% was lower than 2005’s gross margin percentage of 25% due primarily to increases in the cost of product, which in turn was related to increases in the costs of petroleum-based materials. We currently believe reagent margins will decrease further in future periods, depending upon crude oil prices and other factors.

License Fees.  During 2006, we recognized license fee revenue totaling $22.4 million, a decrease of $5.7 million or 20% from $28.1 million of license fee revenue recognized during 2005. Certain accounting rules limit revenue recognition to amounts that are “fixed or determinable.” The amount of license fee revenue recognized in 2006 was negatively affected by reduced revenues being recognized for certain licensees whose license agreements call for us to be paid a portion of the tax credits earned by the licensee. Due to current uncertainties related to phase out, including the inability to finalize the calendar 2006 phase-out percentage for Section 45K tax credits, and other licensee-specific factors, revenue recognition has been deferred for certain licensees. The amount recognized met the “fixed or determinable” recognition criterion and it is remote that any negative adjustment will be required in the future. Additional revenues for licensees, which as of December 31, 2006 could total more than $15.0 million (calculated based on licensee-reported data and assuming 40% phase out of Section 45K tax credits for calendar 2006), will not be recognized until such time as these amounts become “fixed or determinable.” Reference is made to our policy disclosures contained in Note 2 to the consolidated financial statements and in “Management’s Discussion and Analysis” in our Form 10-K, as well as information in Note 10 to the consolidated financial statements and the introduction above.

Pursuant to the terms of an agreement with a certain licensee, this licensee has set aside substantial amounts for working capital and other operational contingencies as provided for in the agreement. These amounts, which are in addition to amounts included in the $15.0 million amount discussed above, may eventually be paid out to various parties having an interest in the cash flows from the licensee’s operations, including us, if they are not used for working capital and other operational contingencies. As a result, we currently expect to receive at some future date a portion of those reserves, the amount of which is not currently determinable and which constitutes a gain contingency not recognizable as revenue.

Other Alternative Energy Segment Revenues.  The majority of other alternative energy segment revenue is comprised of sales of synthetic fuel, which during 2006 were $14.8 million with a corresponding direct cost of $17.3 million. Sales of synthetic fuel during 2005 were $11.5 million with a corresponding direct cost of $13.3 million. The increase in sales of synthetic fuel from 2005 to 2006 was due primarily to our desire to maximize Section 45K tax credits earned for calendar 2006. Revenue from the sale of synthetic fuel has a negative gross margin, which is more than compensated for by the income tax credits expected to be earned from the sales of the synthetic fuel.

Amortization and Research and Development Expenses.  The changes in amortization expense ($0.2 million) and research and development expenses ($0.8 million) from 2005 to 2006 were not material. Both expense categories are currently expected to remain near current levels in future periods.

Selling, General and Administrative Expenses.  These expenses increased $1.6 million, or 5% to $36.6 million for 2006 from $35.0 million for 2005. The increase in 2006 was due primarily to increased payroll and payroll-related costs at the operating business unit level, in turn related to growth initiatives in certain of our business units.

Other Income and Expense.  During 2006, we reported net other expense of $10.8 million compared to net other expense of $12.0 million during 2005. The change of $1.2 million was attributable to a decrease in net interest expense of $0.7 million and a decrease in other expenses of $0.5 million. Net interest expense decreased from $9.0 million in 2005 to $8.3 million in 2006, due primarily to lower average levels of long-term debt in 2006 compared to 2005.

The decrease in other expenses of $0.5 million consisted primarily of a decrease in costs of approximately $0.4 million related to our investment in the coal-based solid alternative fuel production facility described in Note 7 to the consolidated financial statements. The primary reason for the decreased costs for this facility is the partial phase-out of Section 45K tax credits for calendar 2006. Reduced tax benefits from operation of the facility result in reduced costs we are required to pay for operations. The alternative fuel produced at the facility through December 2007 qualifies for tax credits pursuant to Section 45K of the Internal Revenue Code, and we are entitled to receive our pro-rata share of such tax credits generated based upon our percentage of ownership of the facility.

Income Tax Provision.  Our estimated effective income tax rate for the fiscal year ending September 30, 2007 is 22.0%, which rate was applied to income before income taxes for 2006. We also recognized a net $1.0 million income tax expense in 2006 for discrete items that did not affect the calculation of the estimated effective income tax rate for the fiscal year. The discrete items primarily related to changes in estimated tax liabilities and in reserves related to an IRS examination. After consideration of the effect of the discrete items, income tax expense totaled approximately 26.3% of income before income taxes in 2006, approximately the same rate as in 2005 of 26.0%.

The effective tax rates for both 2005 and 2006 are lower than statutory rates primarily due to tax credits related to two coal-based solid alternative fuel facilities that we own and operate, plus our 19% interest in an entity that owns and operates another alternative fuel facility (where we are not the primary beneficiary). The alternative fuel produced at these three facilities through December 2007 qualifies for tax credits pursuant to Section 45K [formerly Section 29] of the Internal Revenue Code, subject to the uncertainties of phase-out, IRS audit and other risks associated with the tax credits, all as more fully described in Note 10 to the consolidated financial statements. Excluding the effect of the tax credits, our estimated effective tax rate for 2006 would be approximately 39%.

As a result of high oil prices in calendar 2006, there will be a partial phase out of Section 45K tax credits for that calendar year. In calculating an income tax provision for 2006, we assumed phase-out percentages for Section 45K tax credits of 40% for calendar 2006 and 18% for calendar 2007, all as described in Note 7 to the consolidated financial statements. While the calendar 2006 and 2007 phase-out percentages can not be finalized at the current time, as of December 31, 2006, the estimated phase-out percentages represent our best estimates of what the phase-out percentages would be, using available information as of that date. The effect on income taxes of the change in the phase-out percentages from 40% in calendar 2006 and from 18% in calendar 2007 to the actual percentages for the two years will be recorded to income tax expense in subsequent periods, when all of the calendar 2006 and 2007 actual oil prices are known. Any such effect could be material to our 2007 and 2008 income tax expense.

The calculation of tax liabilities involves uncertainties in the application of complex tax regulations in multiple jurisdictions. For example, we are currently under IRS audit for 2003 and 2004. We recognize potential liabilities for anticipated tax audit issues in the U.S. and state tax jurisdictions based on estimates of whether, and the extent to which, additional taxes and interest will be due. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer probable or necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Impact of Inflation and Related Matters

Our operations have been impacted by i) rising costs for chemical reagents in the alternative energy segment; ii) increased cement, polypropylene and poly-vinyl chloride costs in the construction materials segment; iii) increased fuel costs that have affected transportation costs in most of our business units; and iv) certain regional shortages of cement and aggregate materials. The increased costs of chemical reagents, polypropylene, poly-vinyl chloride and fuel are directly related to the increase in prices of natural gas, oil and other petroleum-based materials. The increased costs of cement are caused primarily by a lack of adequate supplies in some regions of the U.S.

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

Liquidity and Capital Resources

Summary of Cash Flow Activities.  Net cash provided by operating activities during 2006 was $34.7 million compared to $28.2 million during 2005. In 2006, the primary investing activities consisted of payments for an acquisition and the purchase of property, plant and equipment. Financing activities were not material. In 2005, the primary investing activity consisted of the purchase of property, plant and equipment and the primary financing activity consisted of repayments of long-term debt. More details about our investing and financing activities are provided in the following paragraphs.

Investing Activities.  Expenditures for property, plant and equipment in 2006 were not materially different from the 2005 amount. Most of the capital expenditures in both periods were incurred by the construction materials segment; however, in 2006, a higher proportion of total capital expenditures were incurred by the alternative energy segment as compared to 2005. A significant portion of our planned future capital expenditures represent expansion of operations, rather than maintenance of operating capacity. Capital expenditures are currently limited by our senior debt covenants to $100.0 million annually; however, the cumulative unused amounts of annual capital expenditures limits can be carried forward and used in subsequent years. As of September 30, 2006, we had approximately $25.4 million of unused amounts of capital expenditures from prior years and as of December 31, 2006, we were committed to spend approximately $8.8 million on capital projects that were in various stages of completion.

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

In 2006, we acquired 100% of the ownership interests of a privately-held company in the construction materials business. Total consideration paid of approximately $53.0 million consisted primarily of cash. Pursuant to contractual terms, an additional amount may be payable in the future, based on the achievement of a stipulated earnings target for the 12 months ending September 30, 2007. During fiscal 2006, we acquired certain assets and assumed certain liabilities of several privately-held companies in the construction materials industry. Pursuant to contractual terms for some of the acquisitions, additional amounts may be payable in the future, based on the achievement of stipulated revenue or earnings targets for periods ending no later than March 2010. If future earn-out consideration is paid, goodwill will be increased accordingly.

Reference is made to Note 10 to the consolidated financial statements for a discussion of our investments in joint ventures which are accounted for using the equity method of accounting.

Financing Activities.  In 2006, financing activities were not material. However, subsequent to December 31, 2006 and as described in more detail in Note 6 to the consolidated financial statements, we issued $160.0 million of 2.5% convertible senior subordinated notes due February 2014. Substantially all of the net proceeds of approximately $154.8 million were used to repay $145.0 million of senior debt and $7.0 million of notes payable to a bank.

Due to covenants associated with our senior debt, we currently have limitations on our ability to obtain significant additional amounts of long-term debt. However, we have historically experienced strong positive cash flow from operations and in fiscal 2005 issued common stock which together has enabled us to repay a substantial amount of our long-term debt prior to the scheduled maturities. We expect our positive cash flow to continue in the future and also have the ability to access the equity markets if necessary.

We have an effective universal shelf registration statement on file with the SEC that can be used for the sale of common stock, preferred stock, convertible debt and other securities. Approximately $18.0 million remains available for future offerings of securities under this registration statement. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering would commence under the registration statement. In January 2007, we filed a registration statement on Form S-4 with the SEC to register the exchange of $172.5 million of new 2.875% convertible senior subordinated notes due 2016 and the common stock which may be issued upon conversion of the notes, all in connection with the proposed exchange offer described in Note 6 to the consolidated financial statements related to our existing 2.875% convertible senior subordinated notes due 2016. We have been informed that the registration statement will be reviewed by the SEC.

Reference is made to Note 6 to the consolidated financial statements for detailed information about our outstanding long-term debt, interest rate hedges, and compliance with debt covenants. We may, in the future, make optional prepayments of the senior debt depending on actual cash flows, our current and expected cash requirements and other applicable factors we deem to be  significant.

As provided for in the senior debt agreements, we have available $60.0 million under a revolving credit arrangement, along with the ability to increase this amount to $100.0 million, subject to obtaining additional revolving loan commitments. Borrowings under the revolving credit arrangement are generally subject to the terms of the first lien loan agreement. Borrowings and reborrowings of any available portion of the $60.0 million revolver can be made at any time through September 2009, when all loans must be repaid and the revolving credit arrangement terminates. There were no borrowings outstanding under the revolving credit arrangement as of December 31, 2006, or subsequent thereto. The credit agreement also allows for the issuance of letters of credit, provided there is capacity under the revolving credit arrangement. As of December 31, 2006, six stand-by letters of credit totaling $6.3 million were outstanding, with expiration dates ranging from January 2007 to December 2008.

The credit facility contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset sales and liens, annual capital expenditures in excess of $100.0 million annually, and the payment of dividends, among others. In addition, we must maintain certain leverage and fixed charge coverage ratios. We are in compliance with all debt covenants as of December 31, 2006.

In 2006, cash proceeds from the exercise of options and employee stock purchases totaled $1.3 million, compared to $2.0 million in 2005. Option exercise activity is primarily dependent on our stock price and is not predictable. To the extent non-qualified stock options are exercised, or there are disqualifying dispositions of shares obtained upon the exercise of incentive stock options, we receive an income tax deduction generally equal to the income recognized by the optionee. Such amounts, reflected in cash flows from financing activities in the consolidated statements of cash flows, were $0 in 2006 and $1.8 million in 2005.

Working Capital.  During 2006, our working capital decreased by $31.9 million, to $113.4 million as of December 31, 2006. We expect operations to produce positive cash flow in future periods and believe working capital, along with available borrowings under the revolving credit arrangement, will be sufficient for operating needs for the next 12 months.

Income Taxes.  Our cash requirements for income taxes generally approximate the income tax provision; however, there is usually some lag in paying estimated taxes during a fiscal year due to the seasonality of operations and because estimated income tax payments are typically based on annualizing the fiscal year’s income based on year-to-date results. There is also some lag in realizing the cash benefits from the utilization of tax credits due to the interaction of our September 30 fiscal year end and the different fiscal year ends of the entities through which we receive the tax credits. In 2007, there may be more variability in the relationship between the income tax provision and income tax payments because the tax provision calculation is materially dependent upon the estimated phase-out percentage of Section 45K tax credits (see Notes

7 and 10 to the consolidated financial statements). The calendar 2007 phase-out percentage is subject to material change at this date because it is dependent on oil prices for all of calendar 2007, which are not predictable. Therefore, the 2006 tax provision reflected in the consolidated financial statements is also subject to material change.

As discussed previously, cash payments for income taxes are reduced for tax deductions resulting from disqualifying dispositions of incentive stock options and from the exercise of non-qualified stock options, which amount was $0 in 2006. Option exercise activity is primarily dependent on our stock price and is not predictable. Likewise, it is not possible to estimate what tax benefits may be realized from future option exercises.

Summary of Future Cash Requirements.  Significant future cash uses, in addition to operational working capital requirements, including income tax payments, are currently expected to consist primarily of capital expenditures, investments in joint ventures, acquisitions and debt service payments on outstanding long-term debt.

Legal or Contractual Matters

We have ongoing litigation and asserted claims which have been incurred during the normal course of business, including the specific matters discussed in Note 10 to the consolidated financial statements. We intend to vigorously defend or resolve these matters by settlement, as appropriate. We do not currently believe that the outcome of these matters will have a material adverse effect on our operations, cash flow or financial position.

Historically, costs paid to outside legal counsel for litigation have comprised a majority of our litigation-related costs. During 2006, we incurred approximately $0.7 million of expense for legal matters, including costs for outside legal counsel, compared to approximately $1.0 million in 2005. We currently believe the range of potential loss for all unresolved matters, excluding costs for outside counsel, is from $1.0 million up to the amounts sought by claimants and have recorded a total liability as of December 31, 2006 of $1.0 million. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Our outside counsel currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability. It is not possible to estimate what litigation-related costs will be in future periods.

The matters discussed in Note 10 raise difficult and complex legal and factual issues, and the resolution of these issues is subject to many uncertainties, including the facts and circumstances of each case, the jurisdiction in which each case is brought, and the future decisions of juries, judges, and arbitrators. Therefore, although management believes that the claims asserted in the named cases lack merit, there is a possibility of material losses in excess of the amounts accrued if one or more of the cases were to be determined adversely against us for a substantial amount of the damages asserted. It is possible that a change in the estimates of probable liability could occur, and the changes could be material. Additionally, as with any litigation, these proceedings require that we incur substantial costs, including attorneys’ fees, managerial time, and other personnel resources and costs in pursuing resolution.

Recent Accounting Pronouncements

Reference is made to Note 1 to the consolidated financial statements for a discussion of accounting pronouncements that have been recently issued which we have not yet adopted.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, primarily related to changes in interest rates. We do not use derivative financial instruments for speculative or trading purposes, but have entered into certain hedge transactions, primarily to limit our variable interest rate exposure.

As described in more detail in Note 6 to the consolidated financial statements, we have approximately $422.3 million of variable-rate long-term debt outstanding as of December 31, 2006, consisting of $415.3 million of senior debt and $7.0 million of notes payable to a bank. There was approximately $422.5 million of variable-rate long-term debt outstanding as of September 30, 2006.

As required by the senior secured credit facility, we entered into agreements to limit our variable interest rate exposure. The agreements effectively fix the LIBOR rate at 3.71% for $150.0 million of this debt through September 8, 2007. We account for these agreements as cash flow hedges, with their fair market value reflected in the consolidated balance sheet as either other assets or other liabilities. The market value of the hedges can fluctuate significantly over a relatively short period of time. The hedges had a market value at December 31, 2006 of approximately $1.6 million, which, net of related income taxes, represents other comprehensive income. One of the joint ventures we have invested in (see Note 10 to the consolidated financial statements) has also entered into agreements that are accounted for as cash flow hedges. Total comprehensive income, considering all cash flow hedge agreements to which we are a direct or indirect party, was not materially different from net income for either 2005 or 2006.

Considering all outstanding balances of variable-rate debt (reduced by the $150.0 million of senior debt that effectively has a fixed interest rate until September 8, 2007), required principal repayments and the early $145.0 million repayment of senior debt in January 2007, a change in the interest rate of 1% would change our interest expense by approximately $1.8 million during the 12 months ending December 31, 2007.

ITEM 4.                     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of December 31, 2006, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2006.

Internal Control over Financial Reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

See “Legal or Contractual Matters” in Note 10 to the consolidated financial statements for a description of current legal proceedings.

ITEM 1A.            RISK FACTORS

Risks relating to our business and common stock are described in Item 1A of the Form 10-K. The following information supplements the information contained therein.

If the EPA were to reclassify CCPs as a hazardous waste, our ability to sell or dispose of fly ash or other CCPs could suffer. Even if not reclassified, the EPA is expected to impose rules increasing the cost of the disposal of CCPs. Either event could cause a decline in HRI’s revenues and net income.

Fossil fuel combustion wastes have been excluded from regulation as “hazardous wastes” under subtitle C of the Resource Conservation and Recovery Act (“RCRA”). However, CCPs may contain small concentrations of metals or other substances that are hazardous. From time to time the EPA reviews the classification of CCPs and may at some time in the future conclude that CCPs should be included as a hazardous waste under subtitle C of RCRA. Under its CCP management contracts with electric utilities, HRI is obligated to sell or otherwise dispose of CCPs produced by power plants, and if classified as a hazardous waste, HRI may have limited or much more expensive options for selling or disposing of CCPs.

EPA has determined that national regulations under subtitle D of the Resource Conservation and Recovery Act dealing with state and regional solid waste plans are warranted for coal combustion byproducts disposed of in landfills or surface impoundments, or used to fill surface or underground mines. The EPA is planning to publish proposed rules for CCPs generated by commercial electric power producers in May 2007 and for management of CCPs at mine facilities in October 2008 which will address, among other things, state and regional solid waste plans for CCPs disposed of in landfills or surface impoundments, or used to fill surface or underground mines. HRI manages a number of landfill and pond operations that may be affected by EPA’s planned regulations. We believe that in most of these operations the permitting is contractually retained by the client and the client would be liable for any costs associated with new permitting requirements. However, the effect of such regulations on HRI cannot be completely ascertained at this time.

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

HEADWATERS INCORPORATED

Date: February 2, 2007	By:	/s/ Kirk A. Benson
Kirk A. Benson, Chief Executive Officer
(Principal Executive Officer)

Date: February 2, 2007	By:	/s/ Scott K. Sorensen
Scott K. Sorensen, Chief Financial Officer
(Principal Financial Officer)