Form 10-Q
period 2007-03-31
HEADWATERS INC
filed 2007-05-02
CIK 1003344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 1-32459

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

The number of shares outstanding of the Registrant’s common stock as of April 30, 2007 was 42,378,974.

HEADWATERS INCORPORATED

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Actual results may vary materially from such expectations. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, are intended to help identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking. For a discussion of the factors that could cause actual results to differ from expectations, please see the risk factors described  in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2006  and in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006. There can be no assurance that our results of operations will not be adversely affected by such factors. Unless legally required, we undertake no obligation to revise or update any forward-looking statements for any reason. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

ITEM 1.                    FINANCIAL STATEMENTS

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
(in thousands, except per-share data)	2006	2007

ASSETS

Current assets:
Cash and cash equivalents	$79,151	$29,310
Trade receivables, net	131,608	150,185
Inventories	62,519	64,714
Deferred income taxes	26,465	18,182
Other	10,294	12,223
Total current assets	310,037	274,614

Property, plant and equipment, net	213,406	221,709

Other assets:
Intangible assets, net	251,543	249,371
Goodwill	826,432	863,161
Other	60,311	58,376
Total other assets	1,138,286	1,170,908

Total assets	$1,661,729	$1,667,231

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$23,854	$31,284
Accrued personnel costs	32,859	26,070
Accrued income taxes	16,481	17,009
Other accrued liabilities	62,190	58,446
Deferred license fee revenue	22,090	16,552
Current portion of long-term debt	7,267	23
Total current liabilities	164,741	149,384

Long-term liabilities:
Long-term debt	587,820	595,000
Deferred income taxes	96,972	63,140
Other	11,238	5,773
Total long-term liabilities	696,030	663,913
Total liabilities	860,771	813,297

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; authorized 100,000 shares; issued and outstanding: 42,306 shares at September 30, 2006 (including 254 shares held in treasury) and 42,379 shares at March 31, 2007 (including 195 shares held in treasury)	42	42
Capital in excess of par value	502,265	511,334
Retained earnings	299,866	344,061
Treasury stock and other	(1,215)	(1,503)
Total stockholders’ equity	800,958	853,934

Total liabilities and stockholders’ equity	$1,661,729	$1,667,231

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per-share data)	2006	2007	2006	2007

Revenue:
Construction materials	$131,709	$115,547	$261,678	$238,302
Coal combustion products	58,491	62,093	123,656	131,265
Alternative energy	79,483	96,465	164,897	179,462
Total revenue	269,683	274,105	550,231	549,029

Cost of revenue:
Construction materials	91,231	87,176	180,936	177,738
Coal combustion products	46,347	46,795	95,309	96,242
Alternative energy	52,590	45,725	100,247	100,595
Total cost of revenue	190,168	179,696	376,492	374,575

Gross profit	79,515	94,409	173,739	174,454

Operating expenses:
Amortization	6,105	5,847	12,141	11,658
Research and development	3,355	5,343	6,319	9,127
Selling, general and administrative	32,313	37,785	67,272	74,346
Total operating expenses	41,773	48,975	85,732	95,131

Operating income	37,742	45,434	88,007	79,323

Other income (expense):
Net interest expense	(8,709)	(9,070)	(17,660)	(17,337)
Other, net	(2,432)	(3,590)	(5,501)	(6,151)
Total other income (expense), net	(11,141)	(12,660)	(23,161)	(23,488)

Income before income taxes	26,601	32,774	64,846	55,835

Income tax provision	(8,200)	(5,570)	(18,150)	(11,640)

Net income	$18,401	$27,204	$46,696	$44,195

Basic earnings per share	$0.44	$0.65	$1.12	$1.05

Diluted earnings per share	$0.40	$0.59	$1.00	$0.96

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Six Months Ended March 31, 2007

	Common stock		Capital in excess	Retained	Treasury stock,		Total stockholders’
(in thousands)	Shares	Amount	of par value	earnings	at cost	Other	equity

Balances as of September 30, 2006	42,306	$42	$502,265	$299,866	$(2,155)	$940	$800,958

Exercise of stock options and stock appreciation rights	43	—	408				408

Tax benefit from exercise of stock options			16				16

59 shares of treasury stock transferred to employee stock purchase plan, at cost			860		376		1,236

Stock-based compensation	30		3,428				3,428

Convertible note hedge and related warrants, net			(11,830)				(11,830)

Deferred taxes on convertible note hedge			16,187				16,187

Other comprehensive income (loss) — net unrealized loss on cash flow hedges and foreign currency translation adjustments, net of taxes						(664)	(664)

Net income for the six months ended March 31, 2007				44,195			44,195

Balances as of March 31, 2007	42,379	$42	$511,334	$344,061	$(1,779)	$276	$853,934

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
(in thousands)	2006	2007

Cash flows from operating activities:
Net income	$46,696	$44,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,780	35,750
Stock-based compensation expense	3,625	3,428
Interest expense related to amortization of debt issue costs	1,627	3,258
Equity in losses of joint ventures	—	1,958
Amortization of non-refundable license fees	(11,034)	(11,034)
Deferred income taxes	6,512	(8,027)
Net loss (gain) on disposition of property, plant and equipment	(77)	191
Decrease (increase) in trade receivables	47,296	(16,252)
Increase in inventories	(8,098)	(773)
Decrease in accounts payable and accrued liabilities	(47,347)	(4,880)
Other changes in operating assets and liabilities, net	65,254	(5,809)
Net cash provided by operating activities	135,234	42,005

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(4,613)	(50,219)
Purchase of property, plant and equipment	(24,604)	(25,469)
Proceeds from disposition of property, plant and equipment	787	209
Investments in joint ventures	(6,899)	(500)
Net increase in other assets	(1,773)	(205)
Net cash used in investing activities	(37,102)	(76,184)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	—	154,572
Payments on long-term debt	(58,494)	(160,064)
Convertible note hedge and related warrants, net	—	(11,830)
Proceeds from exercise of stock options	4,946	408
Income tax benefit from exercise of stock options and stock appreciation rights (net of reversals pertaining to prior periods)	(2,920)	16
Employee stock purchases	1,445	1,236
Net cash used in financing activities	(55,023)	(15,662)

Net increase (decrease) in cash and cash equivalents	43,109	(49,841)

Cash and cash equivalents, beginning of period	13,666	79,151

Cash and cash equivalents, end of period	$56,775	$29,310

Supplemental schedule of non-cash investing and financing activities:
Increase in accrued liabilities for acquisition-related commitments	$11,000	$2,639

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
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

In the building materials sector, Headwaters designs, manufactures, and sells architectural stone and resin-based exterior siding accessories (such as shutters, mounting blocks, and vents) and other products. Headwaters is also a nationwide leader in the management and marketing of CCPs, including fly ash used as a substitute for portland cement. Headwaters believes it is uniquely positioned to manufacture an array of building materials that use fly ash, such as block, stucco, and mortar and believes that it has a leading market position in its principal building materials businesses. Revenue from Headwaters’ construction materials and CCPs businesses are diversified geographically and also by market, including the new construction, remodeling and home improvement markets.

In the alternative energy sector, Headwaters is focused on reducing waste and increasing the value of energy feedstocks, primarily in the areas of low-value coal and oil. In coal, Headwaters owns and operates two coal reclamation facilities that remove rock, dirt, and other impurities from waste coal, resulting in higher-value, marketable coal. Headwaters also licenses technology and sells reagents to the coal-based solid alternative fuel industry. In oil, Headwaters believes that its heavy oil upgrading technology represents a substantial improvement over current refining technologies. Headwaters’ heavy oil upgrading process uses a liquid catalyst precursor to generate a highly active molecular catalyst to convert residual oil feedstocks into higher-value distillates that can be refined into gasoline, diesel and other products. In addition, Headwaters operates an ethanol plant and is proceeding with the commercialization of several catalyst technologies.

Basis of Presentation — Headwaters’ fiscal year ends on September 30 and unless otherwise noted, references to 2006 refer to Headwaters’ fiscal quarter and/or six-month period ended March 31, 2006 and references to 2007 refer to Headwaters’ fiscal quarter and/or six-month period ended March 31, 2007. Other references to years refer to Headwaters’ fiscal years, unless otherwise noted. The consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the seasonality of the operations of the building materials businesses and other factors, Headwaters’ consolidated results of operations for 2007 are not indicative of the results to be expected for the full fiscal 2007 year.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters’ Annual Report on Form 10-K for the year ended September 30, 2006 (“Form 10-K”) and in Headwaters’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2006.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. Headwaters must adopt SFAS No. 157 no later than in its fiscal year ending September 30, 2009. Headwaters uses fair value measurements to determine the reported amounts of assets acquired and liabilities assumed in purchase transactions, in testing for potential goodwill impairment, for disclosure of the fair value of financial instruments, and elsewhere. It is therefore possible that the implementation of SFAS No. 157 could have a material effect on the reported amounts or disclosures in Headwaters’ consolidated financial statements in future periods.

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

The following segment information has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” Segment performance is evaluated primarily on revenue and operating income, although other factors are also used, such as income tax credits generated by activities of the alternative energy segment. Intersegment sales are immaterial.

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

	Three Months Ended March 31, 2006
(in thousands)	Construction Materials	CCPs	Alternative Energy	Corporate	Totals

Segment revenue	$131,709	$58,491	$79,483	$—	$269,683

Depreciation and amortization	$(10,795)	$(3,162)	$(1,763)	$(97)	$(15,817)

Operating income (loss)	$13,309	$5,320	$20,315	$(1,202)	$37,742
Net interest expense					(8,709)
Other income (expense), net					(2,432)
Income tax provision					(8,200)
Net income					$18,401

Capital expenditures	$6,856	$2,634	$1,774	$62	$11,326

	Three Months Ended March 31, 2007
(in thousands)	Construction Materials	CCPs	Alternative Energy	Corporate	Totals

Segment revenue	$115,547	$62,093	$96,465	$—	$274,105

Depreciation and amortization	$(12,475)	$(3,233)	$(2,256)	$(108)	$(18,072)

Operating income (loss)	$2,277	$8,202	$41,902	$(6,947)	$45,434
Net interest expense					(9,070)
Other income (expense), net					(3,590)
Income tax provision					(5,570)
Net income					$27,204

Capital expenditures	$7,442	$2,125	$5,768	$7	$15,342

	Six Months Ended March 31, 2006
(in thousands)	Construction Materials	CCPs	Alternative Energy	Corporate	Totals

Segment revenue	$261,678	$123,656	$164,897	$—	$550,231

Depreciation and amortization	$(20,729)	$(6,326)	$(3,537)	$(188)	$(30,780)

Operating income (loss)	$28,258	$14,741	$53,095	$(8,087)	$88,007
Net interest expense					(17,660)
Other income (expense), net					(5,501)
Income tax provision					(18,150)
Net income					$46,696

Capital expenditures	$15,577	$4,757	$3,825	$445	$24,604

Segment Assets as of March 31, 2006	$1,143,684	$302,925	$70,815	$98,677	$1,616,101

	Six Months Ended March 31, 2007
(in thousands)	Construction Materials	CCPs	Alternative Energy	Corporate	Totals

Segment revenue	$238,302	$131,265	$179,462	$—	$549,029

Depreciation and amortization	$(24,558)	$(6,438)	$(4,535)	$(219)	$(35,750)

Operating income (loss)	$8,731	$20,653	$62,749	$(12,810)	$79,323
Net interest expense					(17,337)
Other income (expense), net					(6,151)
Income tax provision					(11,640)
Net income					$44,195

Capital expenditures	$14,348	$3,312	$7,767	$42	$25,469

Segment Assets as of March 31, 2007	$1,159,045	$296,605	$141,876	$69,705	$1,667,231

3.              Securities and Stock-Based Compensation

SEC Registration Statements — In January 2007, Headwaters filed a registration statement on Form S-4 with the SEC to register the exchange of $172.5 million new 2.875% convertible senior subordinated notes due 2016 and the common stock which could be issued upon conversion of the notes, all in connection with a potential exchange offer for Headwaters’ existing 2.875% convertible senior subordinated notes due 2016 (see Note 6). The registration statement was reviewed by the SEC and was declared effective in April 2007. Also described in Note 6, in January 2007, Headwaters issued a new series of $160.0 million 2.50% convertible senior subordinated notes due 2014. Headwaters filed a registration statement with the SEC to register the resales of these notes and the common stock which may be issued upon conversion of the notes, which registration statement became effective in April 2007.

Stock-Based Compensation — Total stock-based compensation expense, none of which involved the expenditure of cash, was approximately $1.8 million and $1.6 million for the three months ended March 31, 2006 and 2007, respectively, and $3.6 million and $3.4 million for the six months ended March 31, 2006 and 2007, respectively. As of March 31, 2007, there is approximately $8.6 million of total compensation cost related to nonvested awards not yet recognized, which will be recognized in future periods subject to applicable vesting terms.

4.              Inventories

Inventories consisted of the following at:

(in thousands)	September 30, 2006	March 31, 2007

Raw materials	$12,831	$13,124
Finished goods	49,688	51,590
	$62,519	$64,714

5.              Intangible Assets

Intangible Assets — All of Headwaters’ identified intangible assets are being amortized. The following table summarizes the gross carrying amounts and the related accumulated amortization of intangible assets as of:

		September 30, 2006		March 31, 2007
(in thousands)	Estimated useful lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

CCP contracts	8 - 20 years	$117,690	$24,987	$117,690	$28,353
Customer relationships	7 1/2 - 15 years	68,331	10,348	71,503	12,957
Trade names	5 - 20 years	63,657	7,018	68,412	8,809
Patents and patented technologies	7 1/2 - 19 years	53,107	13,037	53,469	15,606
Non-competition agreements	2 - 5 years	6,852	4,717	8,048	5,868
Other	9 - 15 years	3,556	1,543	3,556	1,714
		$313,193	$61,650	$322,678	$73,307

Total amortization expense related to intangible assets was approximately $6.1 million and $5.8 million for the three months ended March 31, 2006 and 2007, respectively, and $12.1 million and $11.7 million for the six months ended March 31, 2006 and 2007, respectively. Total estimated annual amortization expense for fiscal years 2007 through 2012 is shown in the following table.

Year ending September 30:	(in thousands)

2007	$22,877
2008	21,373
2009	21,160
2010	20,760
2011	20,530
2012	19,039

6.              Long-term Debt

Long-term debt consisted of the following at:

(in thousands)	September 30, 2006	March 31, 2007

Senior secured debt	$415,319	$262,500

Convertible senior subordinated notes	172,500	332,500

Notes payable to a bank	7,215	—

Other	53	23
	595,087	595,023
Less: current portion	(7,267)	(23)
Total long-term debt	$587,820	$595,000

Senior Secured Credit Agreements — Headwaters’ senior secured credit facility currently consists of a first lien term loan in the amount of $262.5 million. The credit facility also provides for up to $60.0 million of borrowings under a revolving credit arrangement, with the ability to increase this amount to $100.0 million, subject to obtaining additional revolving loan commitments. The first lien term loan is senior in priority to all other debt and is secured by all assets of Headwaters. The terms of the credit facility, as currently amended, are described in more detail in the following paragraphs. Headwaters is in compliance with all debt covenants as of March 31, 2007.

The first lien term loan bears interest, at Headwaters’ option, at either i) the London Interbank Offered Rate (“LIBOR”) plus 2.0%, 2.25%, or 2.5%, depending on the credit ratings that have been most recently announced for the loans by Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”); or ii) the “Base Rate” plus 1.0%, 1.25%, or 1.5%, again depending on the credit ratings announced by S&P and Moody’s. Base rate is defined as the higher of the rate announced by Morgan Stanley Senior Funding and the overnight rate charged by the Federal Reserve Bank of New York plus 0.5%. Headwaters’ current rate is LIBOR plus 2.0%. Headwaters can lock in new LIBOR rates for the first lien loan for one, two, three or six months. The weighted-average interest rate on the first lien debt was approximately 6.4% at March 31, 2007, after giving consideration to the effect of the interest rate hedge on $150.0 million of this debt, as described hereafter. Interest on the first lien term loan is generally payable on a quarterly basis.

In January 2007, Headwaters issued $160.0 million of new convertible senior subordinated notes due 2014. Headwaters used most of the net proceeds from these notes and available cash to repay $152.8 million of the first lien term loan. As a result of this early repayment, the remaining balance of the first lien term loan of $262.5 million is repayable as follows: $12.1 million in November 2010, and two payments of $125.2 million each in February 2011 and April 2011, the termination date. Due to the early repayment, Headwaters accelerated the amortization of related debt issue costs totaling approximately $2.0 million, which amount was charged to interest expense. There are mandatory prepayments of the first lien term loan in the event of certain asset sales and debt and equity issuances and from “excess cash flow,” as defined in the agreement. Optional prepayments of the first lien term loan are permitted without penalty or premium. Once repaid in full or in part, no further reborrowings can be made.

Borrowings under the revolving credit arrangement are generally subject to the terms of the first lien loan agreement and bear interest at either LIBOR plus 1.75% to 2.5% (depending on Headwaters’ “total leverage ratio,” as defined), or the Base Rate plus 0.75% to 1.5%. Borrowings and reborrowings of any available portion of the $60.0 million revolver can be made at any time through September 2009, when all loans must be repaid and the revolving credit arrangement terminates. The fees for the unused portion of the revolving credit arrangement range from 0.5% to 0.75% (depending on Headwaters’ “total leverage ratio,” as defined). There were no borrowings outstanding under the revolving credit arrangement as of March 31, 2007, or subsequent thereto. The credit agreement also allows for the issuance of letters of credit, provided there is capacity under the revolving credit arrangement. As of March 31, 2007, five stand-by letters of credit totaling $4.4 million were outstanding, with expiration dates ranging from June 2007 to December 2008.

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

As required by the senior secured credit facility, Headwaters entered into agreements to limit its variable interest rate exposure. The agreements effectively fix the LIBOR rate at 3.71% for $150.0 million of the first lien debt through September 8, 2007. Headwaters accounts for these agreements as cash flow hedges, with their fair market value reflected in the consolidated balance sheet as either other assets or other liabilities. The market value of these hedges (and various other cash flow hedges to which Headwaters is a direct or indirect party) at March 31, 2007 was not material. Total comprehensive income, considering all cash flow hedge agreements to which Headwaters is a party, was not materially different from net income for either 2006 or 2007.

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

Headwaters includes the additional shares of common stock contingently issuable under the convertible notes in its diluted EPS calculations on an if-converted basis (see Note 8). In January 2007, Headwaters announced that it was planning an exchange offer for the 2.875% convertible senior subordinated notes due 2016, whereby new notes with similar, but not identical, terms, along with an exchange fee, would be issued upon tender of the existing notes. The commencement of an exchange offer has been indefinitely postponed.

2.50% Convertible Senior Subordinated Notes Due 2014 — In January 2007, Headwaters issued $160.0 million of 2.50% convertible senior subordinated notes due February 2014, with interest payable semi-annually. These notes are subordinate to the senior secured debt and rank equally with the 2.875% convertible senior subordinated notes due 2016 described above, and any future senior subordinated debt. Total offering costs, including underwriting discounts and commissions, were approximately $5.2 million. The conversion rate for the notes is 33.9236 shares per $1,000 principal amount ($29.48 conversion price), subject to adjustment. Upon conversion, Headwaters will pay cash up to the principal amount of the notes, and shares of common stock to the extent the price of Headwaters’ common stock exceeds the conversion price during a 20-trading-day observation period. The conversion rate is adjusted for certain corporate transactions referred to as “fundamental changes.”

The notes are convertible at the option of the holder prior to December 1, 2013 if any of the following criteria are met:  1) during any fiscal quarter commencing after March 31, 2007, the closing price of Headwaters’ common stock exceeds $38.32 per share for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five-business-day period after any ten-consecutive-trading-day period, the notes trade at less than 98% of the product of the common stock trading price and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the notes; or 3) upon the occurrence of specified corporate transactions. The notes are convertible on or after December 1, 2013 regardless of the foregoing circumstances. Headwaters may not redeem the notes. If Headwaters has a “fundamental change,” holders may require Headwaters to repurchase the notes at a price equal to the principal amount plus any accrued interest. Headwaters filed a shelf registration statement with the SEC to register resales of the notes and the common stock issuable upon conversion of the notes in April 2007, which registration statement was effective upon filing.

In connection with the issuance of the notes, Headwaters entered into convertible note hedge and warrant transactions for the purpose of effectively increasing the common stock conversion price for the notes from $29.48 per share to $35.00 per share. The convertible note hedge terminates upon the maturity of the notes or when none of the notes remain outstanding due to conversion or otherwise. The net pre-tax cost of the hedge and warrant transactions was approximately $11.8 million. Because the contracts are indexed to Headwaters’ common stock and are not considered derivatives, the net cost was accounted for as a decrease in paid-in capital. Headwaters also recorded a deferred tax asset of approximately $16.2 million related to the hedge transaction.

Notes Payable to a Bank — The notes payable to a bank, which were collateralized by certain assets of a subsidiary, were repaid in their entirety during 2007.

Interest — During the three months ended March 31, 2006 and 2007, Headwaters incurred total interest costs of approximately $9.4 million and $9.9 million, respectively, including approximately $1.0 million and $2.6 million, respectively, of non-cash interest expense and approximately $0.2 million and $0.2 million, respectively, of interest costs that were capitalized. During the six months ended March 31, 2006 and 2007, Headwaters incurred total interest costs of approximately $19.4 million and $19.3 million, respectively, including approximately $1.6 million and $3.3 million, respectively, of non-cash interest expense and approximately $0.3 million and $0.5 million, respectively, of interest costs that were capitalized.

Interest income was approximately $0.5 million and $0.6 million during the three months ended March 31, 2006 and 2007, respectively, and $1.4 million and $1.5 million during the six months ended March 31, 2006 and 2007, respectively. The weighted-average interest rate on the face amount of outstanding long-term debt, disregarding amortization of debt issue costs, was approximately 5.7% at September 30, 2006 and 4.3% at March 31, 2007.

7.              Income Taxes

Headwaters’ estimated effective income tax rate for the fiscal year ending September 30, 2007, exclusive of discrete items, is 23.0%, which rate was applied to income before income taxes for the six months ended March 31, 2007. Headwaters also recognized a net $1.2 million income tax benefit during the 2007 six-month period for discrete items that did not affect the calculation of the estimated effective income tax rate for the fiscal year. The discrete items primarily consisted of additional tax credits for 2006 and changes in estimated tax liabilities and in reserves related to an IRS examination. The additional tax credits for 2006 resulted from actual phase-out of Section 45K tax credits for calendar 2006 being lower than previously estimated. After consideration of the effect of the discrete items, income tax expense totaled approximately 20.8% of income before income taxes for the six months ended March 31, 2007, compared to 28.0% for the six months ended March 31, 2006. The income tax rates for the three months ended March 31, 2006 and 2007 were 30.8% and 17.0%, respectively.

The effective tax rates for 2006 and 2007 are lower than statutory rates primarily due to tax credits related to two coal-based solid alternative fuel facilities that Headwaters owns and operates, plus Headwaters’ 19% interest in an entity that owns and operates another alternative fuel facility (where Headwaters is not the primary beneficiary). The alternative fuel produced at these three facilities through December 2007 qualifies for tax credits pursuant to Section 45K (formerly Section 29) of the Internal Revenue Code, subject to the uncertainties of phase-out, IRS audit and other risks associated with the tax credits, all as more fully described in Note 9.

Headwaters’ 19% interest in the entity that owns and operates an alternative fuel facility was acquired for payments totaling $15.5 million, of which $5.2 million remains to be paid as of March 31, 2007. This obligation is recorded in other accrued liabilities in the consolidated balance sheet and bears interest at an 8% rate. Headwaters also agreed to make additional payments to the seller based on a pro-rata allocation of the tax credits generated by the facility through December 2007. These additional contractual payments are affected by phase-out and, along with the amortization of the $15.5 million investment, are recorded in other expense in the consolidated statements of income, totaling approximately $5.6 million and $6.7 million for the six months ended March 31, 2006 and 2007, respectively.

The alternative fuel produced at the facility through December 2007 qualifies for tax credits and Headwaters is entitled to receive its pro-rata share of such tax credits generated based upon its ownership percentage. Headwaters has the ability, under certain conditions, to limit its liability under the fixed payment obligations currently totaling approximately $5.2 million; therefore, Headwaters’ obligation to make all of the above-described payments is effectively limited by the tax benefits Headwaters receives.

As a result of actual and projected oil prices for calendar 2007, there could be a partial phase-out of Section 45K tax credits for the calendar year. In calculating an income tax provision for 2007, Headwaters used an estimated phase-out percentage for Section 45K tax credits of 21% for calendar 2007. This estimated phase-out percentage was derived by estimating the calendar 2007 reference price for oil using actual oil prices for January 2007 and published NYMEX oil prices for the months February through December 2007. The monthly NYMEX oil prices were reduced by approximately 10%, which reduction represents Headwaters’ estimate of the relationship between NYMEX oil prices and the average U.S. wellhead oil prices actually used to calculate the annual reference price. The reference price for calendar 2007 was calculated by averaging the 12 months’ actual or estimated oil prices, which average was compared to the estimated phase-out range for calendar 2007 of $56.16 to $70.50 to derive an estimated phase-out percentage.

While the calendar 2007 phase-out percentage can not be finalized at the current time, as of March 31, 2007, the estimated phase-out percentage represents Headwaters’ best estimate of what the phase-out percentage would be, using available information as of that date. The effect on income taxes of any change in the calendar 2007 phase-out percentage from 21% to the actual percentage for the year will be recorded to income tax expense in subsequent periods, when the calendar 2007 actual oil prices and the phase-out range are known. Any such effect could be material to Headwaters’ 2007 and 2008 income tax expense.

8.              Earnings per Share

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per-share data)	2006	2007	2006	2007

Numerator:
Numerator for basic earnings per share — net income	$18,401	$27,204	$46,696	$44,195
Interest expense related to convertible senior subordinated notes, net of taxes	1,042	1,122	2,130	2,254
Numerator for diluted earnings per share — net income plus interest expense related to convertible notes, net of taxes	$19,443	$28,326	$48,826	$46,449

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	41,830	42,169	41,717	42,123
Effect of dilutive securities:
Shares issuable upon exercise of options and SARs	1,354	487	1,313	517
Shares issuable upon conversion of convertible notes	5,750	5,750	5,750	5,750
Total potential dilutive shares	7,104	6,327	7,063	6,267
Denominator for diluted earnings per share — weighted-average shares outstanding after assumed exercises and conversions	48,934	48,406	48,780	48,390

Basic earnings per share	$0.44	$0.65	$1.12	$1.05

Diluted earnings per share	$0.40	$0.59	$1.00	$0.96

Anti-dilutive securities not considered in diluted EPS calculation:
Stock options	108	1,086	68	957
SARs	106	3,133	64	3,135

9.              Commitments and Contingencies

Significant new commitments and ongoing contingencies as of March 31, 2007 not disclosed previously, are as follows.

Acquisitions — During fiscal 2006 and 2007, Headwaters acquired certain assets and assumed certain liabilities of several privately-held companies in the construction materials industry. Pursuant to contractual terms for some of the acquisitions, additional amounts may be payable in the future, based on the achievement of stipulated revenue or earnings targets for periods ending no later than March 2010. If future earn-out consideration is paid, goodwill will be increased accordingly.

Property, Plant and Equipment — As of March 31, 2007, Headwaters was committed to spend approximately $24.5 million on capital projects that were in various stages of completion.

Joint Venture Obligations — Headwaters has entered into various joint ventures with Degussa AG, an international chemical company based in Germany. One of these joint ventures purchased a hydrogen peroxide business located in South Korea. Headwaters is a principal obligor with respect to all non-financial obligations of the joint venture and, with respect to financial obligations of the joint venture, 50% of future plant expansion cost overruns, if any. Headwaters’ investments in its joint ventures with Degussa AG (in which Degussa and Headwaters have equal ownership, voting rights and control) are accounted for using the equity method of accounting and total approximately $18.5 million as of March 31, 2007.

Headwaters owns a 51% interest in a joint venture with Great River Energy, a Minnesota-based power generation and supply cooperative (“GRE”), which was formed to construct, own and operate an ethanol plant in North Dakota (“Blue Flint”). The plant, which commenced operations in February 2007, is expected to produce more than 50 million gallons of ethanol annually. Costs to construct the ethanol plant and fund start-up costs and initial working capital were funded primarily by debt secured by all the assets of Blue Flint, along with capital contributions from Headwaters and GRE. Headwaters has made its required capital contribution. The Blue Flint joint venture, which is not a variable interest entity, is being accounted for using the equity method of accounting because both partners have equal voting rights and control over the joint venture. Headwaters’ investment in the Blue Flint joint venture is approximately $8.6 million as of March 31, 2007.

Legal Matters — Headwaters has ongoing litigation and asserted claims which have been incurred during the normal course of business, including the specific matters discussed below. Headwaters intends to vigorously defend or resolve these matters by settlement, as appropriate. Management does not currently believe that the outcome of these matters will have a material adverse effect on Headwaters’ operations, cash flow or financial position.

Historically, costs paid to outside legal counsel for litigation have generally comprised a majority of Headwaters’ litigation-related costs. During the six months ended March 31, 2007, Headwaters incurred approximately $1.7 million of expense for legal matters, which consisted primarily of costs for outside legal counsel. Headwaters currently believes the range of potential loss for all unresolved matters, excluding costs for outside counsel, is from $1.0 million up to the amounts sought by claimants and has recorded a total liability as of March 31, 2007 of $1.0 million. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Headwaters’ outside counsel currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability to Headwaters. It is not possible to estimate what litigation-related costs will be in future periods.

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

Section 45K Matters — A material amount of Headwaters’ consolidated revenue and net income is derived from license fees and sales of chemical reagents, both of which depend on the ability of licensees and other customers to manufacture and sell qualified synthetic fuel that generates tax credits under Section 45K (formerly Section 29) of the Internal Revenue Code. Headwaters also claims Section 45K tax credits for synthetic fuel sales from facilities in which it owns an interest. From time to time, issues arise as to the availability of tax credits and, with the increased price of oil, the phase-out of credits, including the following items.

Phase-Out.  Section 45K tax credits are subject to phase-out after the average annual U.S. wellhead oil price (“reference price”) reaches a beginning phase-out threshold price, and are eliminated entirely if the reference price reaches the full phase-out price. Historically, the reference price has trended somewhat lower than published market prices for oil. For calendar 2006, the reference price was $59.69 per barrel and the phase-out range began at $55.06 and would have fully phased out tax credits at $69.12 per barrel. Therefore, there was a partial phase-out of tax credits for calendar 2006 of approximately 33%.

For calendar 2007, Headwaters estimates that the phase-out range (computed by increasing the 2006 inflation adjustment factor by 2%) begins at $56.16 and completes phase-out at $70.50 per barrel. As described in more detail in Note 7, Headwaters estimated a phase-out percentage for Section 45K tax credits for calendar 2007 of 21%, using available information as of March 31, 2007. It is certain that the estimated phase-out percentage for calendar 2007 will change during the year.

In an environment of high oil prices, the risk of phase-out increases. Headwaters’ customers and licensees make their own assessments of phase-out risk. When customers and licensees have perceived a potential negative financial impact from phase-out, they have reduced or stopped synthetic fuel production or required Headwaters to share in the costs associated with phase-out. Headwaters makes similar assessments with respect to the continued operation of its own synthetic fuel production facilities. As of March 31, 2007, all of Headwaters’ licensees are producing synthetic fuel, but most licensees stopped production for a period of time in calendar 2006. These events have materially adversely affected both the amount and timing of recognition of Headwaters’ revenue, net income and cash flow, and will likely have a material adverse effect in future periods as well.

Certain accounting rules limit revenue recognition to amounts that are “fixed or determinable.” The amount of license fee revenue recognized by Headwaters during fiscal 2006 and thus far in fiscal 2007 was negatively affected by reduced revenues being recognized for certain licensees whose license agreements call for Headwaters to be paid a portion of the tax credits earned by the licensee. Due to uncertainties related to phase-out for calendar 2006 and 2007 and other licensee-specific factors, revenue recognition was deferred for certain licensees during fiscal 2006 and is also currently being deferred for certain licensees in 2007. However, due to the recent publication of the 2006 reference price and the phase-out range for the year, finalization of calendar 2006 phase-out was made possible. Due to the availability of this information and the clarification of other licensee-specific factors, certain calendar 2006 and prior year license fee revenue totaling approximately $26.5 million was recognized during the quarter ended March 31, 2007. The amounts recognized related to periods ending on or prior to December 31, 2006 and were recognized at this time because they met the “fixed or determinable” recognition criterion and it is remote that any negative adjustment will be required in the future. As of March 31, 2007, most license fee revenue that has not been recognized relates to the quarter ended March 31, 2007. This unrecognized revenue, which as of March 31, 2007 could total more than $12.0 million (calculated based on licensee-reported data and assuming 21% phase-out of Section 45K tax credits for calendar 2007), will not be recognized until such time as the amounts become “fixed or determinable.”

Legislation.  By law, Section 45K tax credits for synthetic fuel produced from coal expire on December 31, 2007. In addition, there have been initiatives from time to time to consider the early repeal or modification of Section 45K, including a bill introduced as recently as January 2007, and there may be additional initiatives introduced in Congress in calendar 2007. When Section 45K expires on December 31, 2007 or if it is repealed or adversely modified, additional synthetic fuel facilities will probably either close or substantially curtail production. Given current prices of coal and the costs of synthetic fuel production, Headwaters does not believe that production of synthetic fuel will be profitable absent the tax credits. In addition, if Headwaters’ licensees close their facilities or materially reduce production activities (whether after December 31, 2007, or upon earlier repeal or adverse modification of Section 45K, or for any other reason), it would have a further material adverse effect on the revenue, net income and cash flow of Headwaters, in addition to the current material adverse effect caused by phase-out concerns.

IRS Audits.  Licensees are subject to audit by the IRS. The IRS may challenge whether Headwaters’ licensees satisfy the requirements of Section 45K or applicable Private Letter Rulings, including placed-in-service requirements, or may attempt to disallow Section 45K tax credits for some other reason. The IRS has initiated audits of certain licensee-taxpayers who claimed Section 45K tax credits and will continue the audit process in the future. The inability of a licensee to claim Section 45K tax credits would reduce Headwaters’ future income from the licensee. In addition, the IRS may audit Headwaters’ tax credits claimed for synthetic fuel sold from the facilities in which it owns an interest.

Senate Permanent Subcommittee on Investigations.  In October 2003, the Permanent Subcommittee on Investigations of the Government Affairs Committee of the United States Senate issued a notification of pending investigations. The notification listed the synthetic fuel tax credit as a new item. In February 2006, the Subcommittee described its investigation as follows: “The Subcommittee is continuing its investigation [of] tax credits claimed under Section 29 [now Section 45K] of the Internal Revenue Code for the sale of coal-based synthetic fuels. This investigation is examining the utilization of these tax credits, the nature of the technologies and fuels created, the use of these fuels, and others [sic] aspects of Section 29. The investigation will also address the IRS’ administration of Section 29 tax credits.” The Subcommittee conducted numerous interviews and received large volumes of data between December 2003 and March 2004. Since that time, to Headwaters’ knowledge, there has been little activity regarding the investigation. Headwaters cannot make any assurances as to the timing or ultimate outcome of the Subcommittee’s investigation, nor can Headwaters predict whether Congress or others may conduct investigations of Section 45K tax credits in the future. Renewed activity in the Subcommittee investigation, if it occurs, may have a material adverse effect on the willingness of current owners to operate their facilities, and may materially adversely affect Headwaters’ revenue, net income and cash flow.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-Q. Our fiscal year ends on September 30 and unless otherwise noted, references to 2006 refer to our fiscal quarter and/or six month period ended March 31, 2006 and references to 2007 refer to our fiscal quarter and/or six month period ended March 31, 2007. Other references to years refer to our fiscal years, unless otherwise noted.

Overview

Consolidation and Segments. The consolidated financial statements include the accounts of Headwaters, all of our subsidiaries and other entities in which we have a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. As described in more detail in our December 31, 2006 Form 10-Q, during that quarter, we acquired 100% of the ownership interests of a privately-held company in the construction materials business. Operating results for the acquired business subsequent to the acquisition date have been included in our consolidated results for 2007 and were not material.

We currently operate in two industries and report three business segments, the construction materials and CCPs segments in the building materials industry, and the alternative energy segment in the energy industry. In the construction materials segment, we design, manufacture, and sell architectural stone and resin-based exterior siding accessories (such as shutters, mounting blocks, and vents) and related products. Revenues consist of sales to wholesale and retail distributors, contractors and other users of building products. We are also a nationwide leader in the management and marketing of CCPs. Revenues in the CCP segment consist primarily of fly ash and other product sales. In the alternative energy segment, we are focused on reducing waste and increasing the value of energy feedstocks, primarily in the areas of low-value coal and oil. Revenue for the alternative energy segment consists primarily of sales of chemical reagents and license fees.

Operations and Strategy.  During the past several years, we have executed on our two-fold plan of maximizing cash flow from our existing operating business units and diversifying from over-reliance on the legacy alternative energy segment Section 45K (formerly Section 29) business. With the addition and expansion of our CCP management and marketing business through acquisitions in 2002 and in 2004, and the growth of our construction materials business, through several large and small acquisitions in 2004, 2006 and 2007, we have achieved revenue growth and diversification in three business segments. Because we also incurred increased indebtedness to make strategic acquisitions, one of our ongoing financial objectives is to continue to focus on increased cash flows to reduce debt.

A material amount of our consolidated revenue and net income is derived from license fees and sales of chemical reagents, both of which depend on the ability of licensees and other customers to manufacture and sell qualified synthetic fuel that generates tax credits under Section 45K (formerly Section 29) of the Internal Revenue Code. We also claim Section 45K tax credits for synthetic fuel sales from facilities in which we own an interest. From time to time, issues arise as to the availability of tax credits and, with the increased price of oil, the phase-out of credits.

By law, Section 45K tax credits for synthetic fuel produced from coal expire on December 31, 2007. In addition, Section 45K tax credits are subject to phase-out after the average annual U.S. wellhead oil price (“reference price”) reaches a beginning phase-out threshold price, and are eliminated entirely if the reference price reaches the full phase-out price. There was no phase-out of tax credits for calendar 2005; however, as a result of high oil prices in calendar 2006, there was a partial phase-out of tax credits for calendar 2006 of approximately 33%. In addition, phase-out of Section 45K for calendar 2007 is also possible. As of March 31, 2007, all of our licensees are producing synthetic fuel, but most licensees stopped production for a period of time in calendar 2006. These events have materially adversely affected both the amount and timing of recognition of our revenue, net income and cash flow, and will likely have a material adverse effect in future periods as well. Reference is made to notes 7 and 9 to the consolidated financial statements where there is more information on phase-out and other uncertainties related to Section 45K tax credits that have affected our business in 2007 and that will continue to affect our business for the remainder of calendar 2007.

Our acquisition strategy targets businesses that are leading players in their respective industries, that enjoy healthy operating margins and that are not overly capital intensive, thus providing additional cash flow that complements the financial performance of our existing businesses. In addition, in fiscal 2006, we began to acquire small companies with innovative products that can be marketed using our existing distribution channels. We are also committed to continuing to invest in research and development activities that are focused on energy-related technologies and nanotechnology. We participate in a joint venture which operates an ethanol plant located in North Dakota, and we are also investing in other alternative energy projects such as coal cleaning and the use of nanocatalysts to engineer coal for emissions reduction and to enhance the refining of heavy crude oils into lighter transportation fuels.

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

In fiscal 2005 and 2006, we focused on the integration of our large 2004 acquisitions, including the marketing of diverse construction materials products through our national distribution network. We became highly leveraged as a result of those acquisitions, but have reduced our outstanding debt since that time through cash generated from operations, from an underwritten public offering of common stock and from proceeds from settlement of litigation. We intend to continue to focus on repaying long-term debt while continuing to look for diversification opportunities within prescribed parameters.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The information set forth below compares our operating results for the quarter ended March 31, 2007 (“2007”) with operating results for the quarter ended March 31, 2006 (“2006”).

Revenue.  Total revenue for 2007 increased by $4.4 million or 2% to $274.1 million as compared to $269.7 million for 2006. The major components of revenue are discussed in the sections below.

Construction Materials Segment.  Sales of construction materials during 2007 were $115.5 million with a corresponding direct cost of $87.2 million. Sales of construction materials during 2006 were $131.7 million with a corresponding direct cost of $91.2 million. The decrease in sales of construction materials during 2007 was due primarily to the effects of a depressed residential housing and remodeling market which impacted sales across most of our product lines. The housing market slowdown also was the primary reason for the decline in gross margin percentage from 2006 to 2007.  Because a substantial amount of our revenues in this segment are dependent on the housing market, we anticipate similar impact in future periods until the cycle reverses.

CCP Segment.  CCP revenues for 2007 were $62.1 million with a corresponding direct cost of $46.8 million. CCP revenues for 2006 were $58.5 million with a corresponding direct cost of $46.3 million. The increase in CCP revenues and in the gross margin percentage during 2007 were due primarily to a combination of continued strong demand for CCPs and upward pricing trends in most concrete markets. The growth in demand for CCPs is due in part to certain regional shortages of portland cement for which CCPs are a substitute, which can result in an increased percentage of CCPs being used in concrete. The cement shortages also resulted in increased prices for CCPs in several markets.

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

Sales of Chemical Reagents.  Chemical reagent sales during 2007 were $46.0 million with a corresponding direct cost of $37.3 million. Chemical reagent sales during 2006 were $49.9 million with a corresponding direct cost of $37.7 million. Chemical reagent sales in 2007 were lower than in 2006 primarily due to reduced synthetic fuel production by two of our licensees. It is not possible to predict the trend for sales of chemical reagents in future periods because synfuel production by our licensees and other customers is subject to decisions based on future oil prices. The gross margin percentage for 2007 of 19% was lower than the 2006 gross margin percentage of 24% due primarily to increases in the cost of product, which in turn was related to increases in the costs of petroleum-based materials. Subject to crude oil prices and other factors, we currently believe reagent margins in fiscal 2007 will be in the 17% range.

License Fees.  During 2007, we recognized license fee revenue totaling $42.2 million, an increase of $25.9 million from $16.3 million of license fee revenue recognized during 2006. Certain accounting rules limit revenue recognition to amounts that are “fixed or determinable.” The amount of license fee revenue recognized in 2006 and 2007 was negatively affected by reduced revenues being recognized for certain licensees whose license agreements call for us to be paid a portion of the tax credits earned by the licensee. Due to uncertainties related to phase-out for calendar 2006 and 2007 and other licensee-specific factors, revenue recognition was deferred for certain licensees during 2006 and is also currently being deferred for certain licensees in fiscal 2007. However, due to the recent publication of the 2006 reference price and the phase-out range for the year, finalization of calendar 2006 phase-out was made possible. Due to the availability of this information and the clarification of other licensee-specific factors, certain calendar 2006 and prior year license fee revenue totaling approximately $26.5 million was recognized during 2007. The amounts recognized related to periods ending on or prior to December 31, 2006 and were recognized at this time because they met the “fixed or determinable” recognition criterion and it is remote that any negative adjustment will be required in the future. As of March 31, 2007, most license fee revenue that has not been recognized relates to the quarter ended March 31, 2007. This unrecognized revenue, which as of March 31, 2007 could total more than $12.0 million (calculated based on licensee-reported data and assuming 21% phase-out of Section 45K tax credits for calendar 2007), will not be recognized until such time as the amounts become “fixed or determinable.” Reference is made to our policy disclosures contained in Note 2 to the consolidated financial statements and in “Management’s Discussion and Analysis” in our Form 10-K, as well as information in Note 9 to the consolidated financial statements in this Form 10-Q and in the overview above.

Other Alternative Energy Segment Revenues.  The majority of other alternative energy segment revenue is comprised of sales of synthetic fuel, which during 2007 were $6.6 million with a corresponding direct cost of $7.4 million. Sales of synthetic fuel during 2006 were $11.8 million with a corresponding direct cost of $13.8 million. The decrease in sales of synthetic fuel from 2006 to 2007 was due primarily to marketing constraints and high inventory levels at December 31, 2006. Revenue from the sale of synthetic fuel has a negative gross margin, which is more than compensated for by the income tax credits expected to be earned from the sales of the synthetic fuel.

Amortization and Research and Development Expenses.  The change in amortization expense ($0.3 million) from 2006 to 2007 was not material. Research and development expense increased by $2.0 million from 2006 to 2007 primarily because of increased spending in our joint research efforts with Degussa related to hydrogen peroxide (see Note 9) and in developmental efforts related to our nanotechnologies.

Selling, General and Administrative Expenses.  These expenses increased $5.5 million, or 17% to $37.8 million for 2007 from $32.3 million for 2006. The increase in 2007 was due primarily to a $3.0 million increase in litigation-related costs, $1.6 million of increased payroll costs, and $0.8 million of increased incentive pay. The increase in litigation costs was due to a net credit recorded in 2006 because of positive developments in certain legal matters. Those developments resulted in reduced likelihood of ultimate legal liability and the reversal of previously expensed litigation costs. A majority of the increase in payroll costs relates to growth initiatives at the operating business unit level, and the increased incentive pay relates to improved overall operating results in 2007 as compared to 2006.

Other Income and Expense.  During 2007, we reported net other expense of $12.7 million compared to net other expense of $11.1 million during 2006. The change of $1.6 million was attributable to an increase in net interest expense of $0.4 million and an increase in other expenses of $1.2 million. Net interest expense increased from $8.7 million in 2006 to $9.1 million in 2007, due primarily to $2.0 million of accelerated amortization of debt issue costs related to early repayments of higher-rate senior debt, largely offset by the lower interest rate (2.50%) on the $160.0 million of convertible senior subordinated notes issued in January 2007, the proceeds of which were used primarily to make the early senior debt repayments.

The increase in other expenses of $1.2 million consisted primarily of an increase in costs related to our investment in the coal-based solid alternative fuel production facility described in Note 7 to the consolidated financial statements.

Income Tax Provision.  Our estimated effective income tax rate for the fiscal year ending September 30, 2007 is 23.0%, which rate was applied to income before income taxes for the six months ended March 31, 2007. We also recognized a net $2.2 million income tax benefit in 2007 for discrete items that did not affect the calculation of the estimated effective income tax rate for the fiscal year. The discrete items primarily consisted of additional tax credits for fiscal 2006 resulting from actual phase-out of Section 45K tax credits for calendar 2006 being lower than previously estimated. After consideration of the effect of the discrete items, income tax expense totaled approximately 17.0% of income before income taxes in 2007, compared to 30.8% in 2006. The effective tax rates for 2006 and 2007 are lower than statutory rates primarily due to tax credits related to the alternative fuel facilities that we own or have an interest in, all as described in Note 7 to the consolidated financial statements. Excluding the effect of the tax credits, our estimated effective tax rate for 2007 would be approximately 38%.

Also as described in Notes 7 and 9 to the consolidated financial statements, while we have estimated a phase-out percentage for Section 45K tax credits for calendar 2007 using available information as of March 31, 2007, it is certain that our estimated phase-out percentage will change during the year. The effect on income taxes of changes in the estimated phase-out percentage for calendar 2007 will be recorded to income tax expense in subsequent periods, when the calendar 2007 actual oil prices are known. Any such effect could be material to our 2007 and 2008 income tax expense.

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

Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006

The information set forth below compares our operating results for the six months ended March 31, 2007 (“2007”) with operating results for the six months ended March 31, 2006 (“2006”).

Revenue.  Total revenue for 2007 decreased by $1.2 million or less than 1% to $549.0 million as compared to $550.2 million for 2006. The major components of revenue are discussed in the sections below.

Construction Materials Segment.  Sales of construction materials during 2007 were $238.3 million with a corresponding direct cost of $177.7 million. Sales of construction materials during 2006 were $261.7 million with a corresponding direct cost of $180.9 million. The decrease in sales of construction materials during 2007 was due primarily to the effects of a depressed residential housing and remodeling market which impacted sales across most of our product lines. The housing market slowdown also was the primary reason for the decline in gross margin percentage from 2006 to 2007.

CCP Segment.  CCP revenues for 2007 were $131.3 million with a corresponding direct cost of $96.2 million. CCP revenues for 2006 were $123.7 million with a corresponding direct cost of $95.3 million. The increase in CCP revenues and in the gross margin percentage during 2007 were due primarily to a combination of continued strong demand for CCPs and upward pricing trends in most concrete markets. In addition, weather conditions in the south central region of the United States have generally been favorable in 2007. The growth in demand for CCPs is due in part to certain regional shortages of portland cement for which CCPs are a substitute. The cement shortages also resulted in increased prices for CCPs in several markets.

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

Sales of Chemical Reagents.  Chemical reagent sales during 2007 were $90.5 million with a corresponding direct cost of $72.8 million. Chemical reagent sales during 2006 were $94.4 million with a corresponding direct cost of $71.1 million. Chemical reagent sales in 2007 were lower than in 2006 primarily due to reduced synthetic fuel production by two of our licensees. The gross margin percentage for 2007 of 20% was lower than the 2006 gross margin percentage of 25% due primarily to increases in the cost of product, which in turn was related to increases in the costs of petroleum-based materials.

License Fees.  During 2007, we recognized license fee revenue totaling $64.5 million, an increase of $20.0 million from $44.5 million of license fee revenue recognized during 2006. The amount of license fee revenue recognized in 2006 and 2007 was negatively affected by reduced revenues being recognized for certain licensees whose license agreements call for us to be paid a portion of the tax credits earned by the licensee. Due to uncertainties related to phase-out for calendar 2006 and 2007 and other licensee-specific factors, revenue recognition was deferred for certain licensees during 2006 and is also currently being deferred for certain licensees in fiscal 2007. However, due to the recent publication of the 2006 reference price and the phase-out range for the year, finalization of calendar 2006 phase-out was made possible. Due to the availability of this information and the clarification of other licensee-specific factors, certain prior period license fee revenue totaling approximately $26.5 million was recognized during 2007. The amounts recognized related to periods ending on or prior to December 31, 2006 and were recognized at this time because they met the “fixed or determinable” recognition criterion and it is remote that any negative adjustment will be required in the future. Partially offsetting the $26.5 million increase in license fee revenue was a $4.5 million reduction in license fees in 2007 related to one of our licensees for which we are currently deferring revenue. The license fees from this licensee were not deferred in 2006.

Other Alternative Energy Segment Revenues.  The majority of other alternative energy segment revenue is comprised of sales of synthetic fuel, which during 2007 were $21.5 million with a corresponding direct cost of $24.7 million. Sales of synthetic fuel during 2006 were $23.3 million with a corresponding direct cost of $27.0 million. The decrease in sales of synthetic fuel from 2006 to 2007 was due primarily to marketing constraints. Revenue from the sale of synthetic fuel has a negative gross margin, which is more than compensated for by the income tax credits expected to be earned from the sales of the synthetic fuel.

Amortization and Research and Development Expenses.  The change in amortization expense ($0.5 million) from 2006 to 2007 was not material. Research and development expense increased by $2.8 million from 2006 to 2007 primarily because of increased spending in our joint research efforts with Degussa related to hydrogen peroxide and in developmental efforts related to our nanotechnologies.

Selling, General and Administrative Expenses.  These expenses increased $7.0 million, or 10% to $74.3 million for 2007 from $67.3 million for 2006. The increase in 2007 was due primarily to a $2.7 million increase in litigation-related costs, $3.4 million of increased payroll costs, and $0.9 million of long-term incentive pay expensed in 2007. The increase in litigation costs was due to a net credit recorded in 2006 because of positive developments in certain legal matters. Those developments resulted in reduced likelihood of ultimate legal liability and the reversal of previously expensed litigation costs. A majority of the increase in payroll costs relates to growth initiatives at the operating business unit level, and the increased long-term incentive pay relates to improved performance at certain operating business units.

Other Income and Expense.  During 2007, we reported net other expense of $23.5 million compared to net other expense of $23.2 million during 2006. The change of $0.3 million was attributable to a decrease in net interest expense of $0.4 million and an increase in other expenses of $0.7 million. Net interest expense decreased from $17.7 million in 2006 to $17.3 million in 2007, due primarily to the lower interest rate (2.50%) on the $160.0 million of convertible senior subordinated notes issued in January 2007, and lower average levels of long-term debt in 2007 as compared to 2006. The decrease in interest expense caused by those factors was largely offset by $2.0 million of accelerated amortization of debt issue costs related to early repayments of senior debt in 2007, which early repayments were funded primarily by net proceeds from the new lower-rate convertible notes.

The increase in other expenses of $0.7 million consisted primarily of an increase in costs related to our investment in the coal-based solid alternative fuel production facility described in Note 7 to the consolidated financial statements.

Income Tax Provision.  Our estimated effective income tax rate for the fiscal year ending September 30, 2007 is 23.0%, which rate was applied to income before income taxes for the six months ended March 31, 2007. We also recognized a net $1.2 million income tax benefit in 2007 for discrete items that did not affect the calculation of the estimated effective income tax rate for the fiscal year. The discrete items primarily consisted of additional tax credits for fiscal 2006 and changes in estimated tax liabilities and in reserves related to an IRS examination. The additional tax credits for fiscal 2006 resulted from actual phase-out of Section 45K tax credits for calendar 2006 being lower than previously estimated. After consideration of the effect of the discrete items, income tax expense totaled approximately 20.8% of income before income taxes for 2007, compared to 28.0% for 2006. The effective tax rates for 2006 and 2007 are lower than statutory rates primarily due to tax credits related to the alternative fuel facilities that we own or have an interest in, all as described in Note 7 to the consolidated financial statements.

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

Liquidity and Capital Resources

Summary of Cash Flow Activities.  Net cash provided by operating activities during the six months ended March 31, 2007 (“2007”) was $42.0 million compared to $135.2 million during the six months ended March 31, 2006 (“2006”). The primary reason for the change in cash provided by operations from 2006 to 2007 was the collection in 2006 of a $70.0 million receivable related to the litigation settlement reached with AJG in 2005. In 2007, the primary investing activities consisted of payments for an acquisition and the purchase of property, plant and equipment. 2007 financing activities consisted primarily of the issuance of a new series of convertible senior subordinated notes and the early repayment of a portion of our senior debt. In 2006, the primary investing activity consisted of the purchase of property, plant and equipment and the primary financing activity consisted of repayments of long-term debt. More details about our investing and financing activities are provided in the following paragraphs.

Investing Activities.  Total expenditures for property, plant and equipment in 2007 were not materially different from 2006. Most of the capital expenditures in both periods were incurred by the construction materials segment; however, in 2007, a higher proportion of total capital expenditures were incurred by the alternative energy segment as compared to 2006. A significant portion of our planned future capital expenditures represent expansion of operations, rather than maintenance of operating capacity. Capital expenditures in fiscal 2007 are currently expected to exceed the fiscal 2006 amount, primarily due to growth initiatives in the alternative energy segment. Capital expenditures are limited by our senior debt covenants to $100.0 million annually; however, the cumulative unused amounts of annual capital expenditures limits can be carried forward and used in subsequent years. As of September 30, 2006, we had approximately $25.4 million of unused amounts of capital expenditures from prior years and as of March 31, 2007, we were committed to spend approximately $24.5 million on capital projects that were in various stages of completion, primarily in the alternative energy segment.

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

In 2007, we acquired 100% of the ownership interests of a privately-held company in the construction materials business. Total consideration paid of approximately $53.0 million consisted primarily of cash. Pursuant to contractual terms, an additional amount may be payable in the future, based on the achievement of a stipulated earnings target for the 12 months ending September 30, 2007. During fiscal 2006, we acquired certain assets and assumed certain liabilities of several privately-held companies in the construction materials industry. Pursuant to contractual terms for some of the acquisitions, additional amounts may be payable in the future, based on the achievement of stipulated revenue or earnings targets for periods ending no later than March 2010. If future earn-out consideration is paid, goodwill will be increased accordingly.

Reference is made to Note 9 to the consolidated financial statements for a discussion of our investments in joint ventures which are accounted for using the equity method of accounting.

Financing Activities.  In 2006, financing activities consisted primarily of the repayment of long-term debt. In 2007, as described in more detail in Note 6 to the consolidated financial statements, we issued $160.0 million of 2.50% convertible senior subordinated notes due February 2014. Substantially all of the net proceeds of approximately $154.8 million, along with $5.0 million of available cash, were used to repay $152.8 million of senior debt and the remaining balance (approximately $7.0 million) of notes payable to a bank. We may, in the future, make optional prepayments of the senior debt depending on actual cash flows, our current and expected cash requirements and other applicable factors we deem to be  significant.

Due to covenants associated with our senior debt, we currently have limitations on our ability to obtain significant additional amounts of long-term debt. However, we have historically experienced strong positive cash flow from operations and in fiscal 2005 issued common stock which together has enabled us to repay a substantial amount of our long-term debt prior to scheduled maturities. We expect our positive cash flow to continue in the future and also have the ability to access the equity markets if necessary.

In January 2007, we announced that we were planning an exchange offer for our 2.875% convertible senior subordinated notes due 2016, whereby new notes with similar, but not identical, terms, along with an exchange fee, would be issued upon tender of the existing notes. The commencement of an exchange offer has been indefinitely postponed.

Reference is made to Note 6 to the consolidated financial statements for detailed information about our outstanding long-term debt, interest rate hedges, and compliance with debt covenants, as well as the available $60.0 million revolving credit arrangement. Subject to obtaining additional revolving loan commitments, we can increase the revolving credit limit to $100.0 million. The senior credit facility contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset sales and liens, annual capital expenditures in excess of $100.0 million annually, and the payment of dividends, among others. In addition, we must maintain certain leverage and fixed charge coverage ratios. We are in compliance with all debt covenants as of March 31, 2007.

In 2007, cash proceeds from the exercise of options and employee stock purchases totaled $1.6 million, compared to $6.4 million in 2006. Option exercise activity is primarily dependent on our stock price and is not predictable. To the extent non-qualified stock options are exercised, or there are disqualifying dispositions of shares obtained upon the exercise of incentive stock options, we receive an income tax deduction generally equal to the income recognized by the optionee. Such amounts, reflected in cash flows from financing activities in the consolidated statements of cash flows, were not material in 2006 or 2007.

Working Capital.  As of March 31, 2007, our working capital was $125.2 million. We expect operations to produce positive cash flow in future periods and believe working capital, along with available borrowings under the revolving credit arrangement, will be sufficient for operating needs for the next 12 months.

Income Taxes.  Our cash requirements for income taxes generally approximate the income tax provision; however, there is usually some lag in paying estimated taxes during a fiscal year due to the seasonality of our operations and because estimated income tax payments are typically based on annualizing the fiscal year’s income based on year-to-date results. There is also some lag in realizing the cash benefits from the utilization of tax credits due to the interaction of our September 30 fiscal year end and the different fiscal year ends of the entities through which we receive the tax credits. In 2007, there may be more variability in the relationship between the income tax provision and income tax payments because the tax provision calculation is materially dependent upon the estimated phase-out percentage of Section 45K tax credits (see Notes 7 and 9 to the consolidated financial statements). The calendar 2007 phase-out percentage is subject to material change because it is dependent on oil prices for all of calendar 2007, which are not predictable.

As discussed previously, cash payments for income taxes are reduced for tax deductions resulting from disqualifying dispositions of incentive stock options and from the exercise of non-qualified stock options, which amount was not material in 2007. Option exercise activity is primarily dependent on our stock price and is not predictable. Likewise, it is not possible to estimate what tax benefits may be realized from future option exercises.

Summary of Future Cash Requirements.  Significant future cash uses, in addition to operational working capital requirements, including income tax payments, are currently expected to consist primarily of capital expenditures, acquisitions and investments in joint ventures, and debt service payments on outstanding long-term debt.

Legal Matters

We have ongoing litigation and asserted claims which have been incurred during the normal course of business. Reference is made to Note 9 to the consolidated financial statements for a description of our accounting for legal costs and other information about legal matters.

Recent Accounting Pronouncements

Reference is made to Note 1 to the consolidated financial statements for a discussion of accounting pronouncements that have been recently issued which we have not yet adopted.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, primarily related to changes in interest rates. We do not use derivative financial instruments for speculative or trading purposes, but have entered into certain hedge transactions, primarily to limit our variable interest rate exposure. The Blue Flint joint venture also has hedges in place related to variable interest rates and commodities.

As described in more detail in Note 6 to the consolidated financial statements, our senior debt, totaling $262.5 million as of March 31, 2007, bears interest at a variable-rate. As required by the senior secured credit facility, we entered into agreements to limit our variable interest rate exposure. The agreements effectively fix the LIBOR rate at 3.71% for $150.0 million of this debt through September 8, 2007. We account for these agreements as cash flow hedges, with their fair market value reflected in the consolidated balance sheet as either other assets or other liabilities. The market value of these hedges (and various other cash flow hedges to which we are a direct or indirect party) at March 31, 2007 was not material. Total comprehensive income, considering all cash flow hedge agreements to which we are a party, was not materially different from net income for either 2006 or 2007.

Considering our current balance of variable-rate debt (reduced by the $150.0 million of senior debt that effectively has a fixed interest rate until September 8, 2007), a change in the interest rate of 1% would change our interest expense by approximately $2.0 million during the 12 months ending March 31, 2008.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of March 31, 2007, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2007 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

See “Legal Matters” in Note 9 to the consolidated financial statements for a description of current legal proceedings.

ITEM 1A.         RISK FACTORS

Risks relating to our business and common stock are described in Item 1A of our Form 10-K and in Item 1A of our December 2006 Form 10-Q.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 27, 2007, we held our 2007 Annual Meeting of Stockholders for the following purposes:

1.                                       To elect three Class I directors to serve until the 2010 annual meeting, or until their successors are duly elected and qualified; and

2.                                       To ratify the selection by the Board of Directors of Ernst & Young LLP as independent auditors of Headwaters for the fiscal year ending September 30, 2007.

A total of 36,182,567 shares were voted. Both proposals were approved by the stockholders. The results of voting were as follows:

1.                                       To elect Mr. R Sam Christensen as a Class I director: for — 35,887,539; withheld authority — 295,028.

To elect Mr. William S. Dickinson as a Class I director: for — 35,878,818; withheld authority — 303,749.

To elect Mr. Malyn K. Malquist as a Class I director: for — 35,882,064; withheld authority — 300,503.

2.                                       To ratify the selection of Ernst & Young LLP as independent auditors for the fiscal year ending September 30, 2007: for — 35,993,746; against — 126,399; abstain — 62,422.

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

HEADWATERS INCORPORATED

Date: May 2, 2007	By:	/s/ Kirk A. Benson
Kirk A. Benson, Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2007	By:	/s/ Scott K. Sorensen
Scott K. Sorensen, Chief Financial Officer
(Principal Financial Officer)