Form 10-Q
period 2007-06-30
HEADWATERS INC
filed 2007-08-07
CIK 1003344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The number of shares outstanding of the Registrant’s common stock as of July 31, 2007 was 42,389,224.

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

ITEM 1.  FINANCIAL STATEMENTS

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per-share data)	September 30, 2006	June 30, 2007

ASSETS

Current assets:
Cash and cash equivalents	$79,151	$50,774
Trade receivables, net	131,608	199,514
Inventories	62,519	59,217
Deferred income taxes	26,465	25,462
Other	10,294	17,186
Total current assets	310,037	352,153

Property, plant and equipment, net	213,406	222,010

Other assets:
Intangible assets, net	251,543	243,641
Goodwill	826,432	863,161
Other	60,311	59,615
Total other assets	1,138,286	1,166,417

Total assets	$1,661,729	$1,740,580

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$23,854	$33,596
Accrued personnel costs	32,859	34,874
Accrued income taxes	16,481	15,270
Other accrued liabilities	62,190	69,843
Deferred license fee revenue	22,090	14,063
Current portion of long-term debt	7,267	—
Total current liabilities	164,741	167,646

Long-term liabilities:
Long-term debt	587,820	595,000
Deferred income taxes	96,972	69,071
Other	11,238	6,320
Total long-term liabilities	696,030	670,391
Total liabilities	860,771	838,037

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; authorized 100,000 shares; issued and outstanding: 42,306 shares at September 30, 2006 (including 254 shares held in treasury) and 42,389 shares at June 30, 2007 (including 167 shares held in treasury)	42	42
Capital in excess of par value	502,265	512,928
Retained earnings	299,866	390,458
Treasury stock and other	(1,215)	(885)
Total stockholders’ equity	800,958	902,543

Total liabilities and stockholders’ equity	$1,661,729	$1,740,580

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per-share data)	2006	2007	2006	2007

Revenue:
Construction materials	$162,067	$155,576	$423,744	$393,878
Coal combustion products	74,068	83,237	197,724	214,502
Alternative energy	59,794	97,516	224,692	276,978
Total revenue	295,929	336,329	846,160	885,358

Cost of revenue:
Construction materials	107,264	103,327	288,200	281,065
Coal combustion products	53,714	58,394	149,022	154,636
Alternative energy	40,147	56,037	140,395	156,632
Total cost of revenue	201,125	217,758	577,617	592,333

Gross profit	94,804	118,571	268,543	293,025

Operating expenses:
Amortization	6,278	5,730	18,419	17,388
Research and development	3,363	4,343	9,682	13,470
Selling, general and administrative	35,921	38,717	103,192	113,063
Total operating expenses	45,562	48,790	131,293	143,921

Operating income	49,242	69,781	137,250	149,104

Other income (expense):
Net interest expense	(8,156)	(6,664)	(25,816)	(24,001)
Other, net	541	(2,860)	(4,960)	(9,011)
Total other income (expense), net	(7,615)	(9,524)	(30,776)	(33,012)

Income before income taxes	41,627	60,257	106,474	116,092

Income tax provision	(14,220)	(13,860)	(32,370)	(25,500)

Net income	$27,407	$46,397	$74,104	$90,592

Basic earnings per share	$0.65	$1.10	$1.77	$2.15

Diluted earnings per share	$0.58	$0.98	$1.58	$1.94

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Nine Months Ended June 30, 2007

			Capital in				Total
	Common stock		excess	Retained	Treasury stock,		stockholders’
(in thousands)	Shares	Amount	of par value	earnings	at cost	Other	equity

Balances as of September 30, 2006	42,306	$42	$502,265	$299,866	$(2,155)	$940	$800,958

Exercise of stock options	53	—	477				477

Tax benefit from exercise of stock options			24				24

87 shares of treasury stock transferred to employee stock purchase plan, at cost			1,011		658		1,669

Stock-based compensation	30		4,794				4,794

Convertible note hedge and related warrants, net			(11,830)				(11,830)

Deferred taxes on convertible note hedge			16,187				16,187

Other comprehensive income (loss) – net unrealized loss on cash flow hedges and foreign currency translation adjustments, net of taxes						(328)	(328)

Net income for the nine months ended June 30, 2007				90,592			90,592

Balances as of June 30, 2007	42,389	$42	$512,928	$390,458	$(1,497)	$612	$902,543

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended June 30,
(in thousands)	2006	2007

Cash flows from operating activities:
Net income	$74,104	$90,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,955	53,990
Stock-based compensation expense	5,239	4,794
Interest expense related to amortization of debt issue costs	2,231	3,987
Equity in losses, net of gains, of joint ventures	214	1,167
Amortization of non-refundable license fees	(16,551)	(16,551)
Deferred income taxes	5,931	(9,578)
Net loss on disposition of property, plant and equipment	2	112
Decrease (increase) in trade receivables	30,122	(65,581)
Decrease (increase) in inventories	(11,606)	4,352
Increase (decrease) in accounts payable and accrued liabilities	(25,713)	19,130
Other changes in operating assets and liabilities, net	61,758	(10,583)
Net cash provided by operating activities	172,686	75,831

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(24,297)	(50,219)
Purchase of property, plant and equipment	(39,049)	(37,744)
Proceeds from disposition of property, plant and equipment	1,081	400
Investments in joint ventures	(9,360)	(1,160)
Net increase in other assets	(2,375)	(162)
Net cash used in investing activities	(74,000)	(88,885)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	—	154,424
Payments on long-term debt	(58,717)	(160,087)
Convertible note hedge and related warrants, net	—	(11,830)
Proceeds from exercise of stock options	6,365	477
Income tax benefit from exercise of stock options and stock appreciation rights (net of reversals pertaining to prior periods)	(2,291)	24
Employee stock purchases	1,954	1,669
Net cash used in financing activities	(52,689)	(15,323)

Net increase (decrease) in cash and cash equivalents	45,997	(28,377)

Cash and cash equivalents, beginning of period	13,666	79,151

Cash and cash equivalents, end of period	$59,663	$50,774

Supplemental schedule of non-cash investing and financing activities:
Increase in accrued liabilities for acquisition-related commitments	$1,500	$2,639

See accompanying notes.

HEADWATERS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

1.              Nature of Operations and Basis of Presentation

Description of Business and Organization – Headwaters Incorporated (“Headwaters”) is incorporated in Delaware and is a diversified company providing products, technologies and services in two industries: building materials, which includes construction materials and coal combustion products (“CCPs”), and alternative energy. Headwaters uses technology to differentiate itself from competitors and to create value in its businesses.

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

Basis of Presentation – Headwaters’ fiscal year ends on September 30 and unless otherwise noted, references to 2006 refer to Headwaters’ fiscal quarter and/or nine-month period ended June 30, 2006 and references to 2007 refer to Headwaters’ fiscal quarter and/or nine-month period ended June 30, 2007. Other references to years refer to Headwaters’ fiscal years, unless otherwise noted. The consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the seasonality of the operations of the building materials businesses and other factors, Headwaters’ consolidated results of operations for 2007 are not indicative of the results to be expected for the full fiscal 2007 year.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters’ Annual Report on Form 10-K for the year ended September 30, 2006 (“Form 10-K”) and in Headwaters’ Quarterly Reports on Form 10-Q for the quarters ended December 31, 2006 and March 31, 2007.

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

Reclassifications – Certain prior period amounts have been reclassified to conform to the current period’s presentation. The reclassifications had no effect on net income or total assets.

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

	Three Months Ended June 30, 2006
(in thousands)	Construction Materials	CCPs	Alternative Energy	Corporate	Totals

Segment revenue	$162,067	$74,068	$59,794	$—	$295,929

Depreciation and amortization	$(10,919)	$(3,146)	$(2,014)	$(96)	$(16,175)

Operating income (loss)	$29,063	$14,184	$14,175	$(8,180)	$49,242
Net interest expense					(8,156)
Other income (expense), net					541
Income tax provision					(14,220)
Net income					$27,407

Capital expenditures	$9,270	$2,342	$2,782	$51	$14,445

	Three Months Ended June 30, 2007
(in thousands)	Construction Materials	CCPs	Alternative Energy	Corporate	Totals

Segment revenue	$155,576	$83,237	$97,516	$—	$336,329

Depreciation and amortization	$(12,528)	$(3,192)	$(2,412)	$(108)	$(18,240)

Operating income (loss)	$24,292	$17,961	$33,387	$(5,859)	$69,781
Net interest expense					(6,664)
Other income (expense), net					(2,860)
Income tax provision					(13,860)
Net income					$46,397

Capital expenditures	$6,419	$1,405	$4,360	$90	$12,274

	Nine Months Ended June 30, 2006
(in thousands)	Construction Materials	CCPs	Alternative Energy	Corporate	Totals

Segment revenue	$423,744	$197,724	$224,692	$—	$846,160

Depreciation and amortization	$(31,648)	$(9,472)	$(5,551)	$(284)	$(46,955)

Operating income (loss)	$57,321	$28,925	$67,271	$(16,267)	$137,250
Net interest expense					(25,816)
Other income (expense), net					(4,960)
Income tax provision					(32,370)
Net income					$74,104

Capital expenditures	$24,847	$7,099	$6,607	$496	$39,049

Segment Assets as of June 30, 2006	$1,160,267	$310,789	$79,915	$101,438	$1,652,409

	Nine Months Ended June 30, 2007
(in thousands)	Construction Materials	CCPs	Alternative Energy	Corporate	Totals

Segment revenue	$393,878	$214,502	$276,978	$—	$885,358

Depreciation and amortization	$(37,086)	$(9,630)	$(6,947)	$(327)	$(53,990)

Operating income (loss)	$33,023	$38,614	$96,136	$(18,669)	$149,104
Net interest expense					(24,001)
Other income (expense), net					(9,011)
Income tax provision					(25,500)
Net income					$90,592

Capital expenditures	$20,767	$4,718	$12,127	$132	$37,744

Segment Assets as of June 30, 2007	$1,170,268	$306,164	$166,587	$97,561	$1,740,580

3.              Stock-Based Compensation

Total stock-based compensation expense, none of which involved the expenditure of cash, was approximately $1.6 million and $1.4 million for the three months ended June 30, 2006 and 2007, respectively, and $5.2 million and $4.8 million for the nine months ended June 30, 2006 and 2007, respectively. As of June 30, 2007, there is approximately $9.5 million of total compensation cost related to nonvested awards not yet recognized, which will be recognized in the future over the awards’ applicable vesting terms.

4.              Inventories

Inventories consisted of the following at:

(in thousands)	September 30, 2006	June 30, 2007

Raw materials	$12,831	$12,542
Finished goods	49,688	46,675
	$62,519	$59,217

5.              Intangible Assets and Goodwill

Intangible Assets – All of Headwaters’ identified intangible assets are being amortized. The following table summarizes the gross carrying amounts and the related accumulated amortization of intangible assets as of:

		September 30, 2006		June 30, 2007
(in thousands)	Estimated useful lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

CCP contracts	8 - 20 years	$117,690	$24,987	$117,690	$30,035
Customer relationships	7 1/2 - 15 years	68,331	10,348	71,503	14,269
Trade names	5 - 20 years	63,657	7,018	68,412	9,711
Patents and patented technologies	7 1/2 - 19 years	53,107	13,037	53,469	16,879
Non-competition agreements	2 - 5 years	6,852	4,717	3,855	2,150
Other	9 - 15 years	3,556	1,543	3,556	1,800
		$313,193	$61,650	$318,485	$74,844

Total amortization expense related to intangible assets was approximately $6.3 million and $5.7 million for the three months ended June 30, 2006 and 2007, respectively, and $18.4 million and $17.4 million for the nine months ended June 30, 2006 and 2007, respectively. Total estimated annual amortization expense for fiscal years 2007 through 2012 is shown in the following table.

Year ending September 30:	(in thousands)

2007	$22,877
2008	21,373
2009	21,160
2010	20,760
2011	20,530
2012	19,039

Goodwill – SFAS No. 142 requires Headwaters to periodically test for goodwill impairment, at least annually, or sooner if evidence of possible impairment arises. Headwaters performs its annual impairment testing using a test date of June 30. Due primarily to the depressed residential housing and remodeling market, there is risk that one or more of Headwaters’ reporting units may fail the SFAS No. 142 goodwill impairment test, requiring a write-down of goodwill. The goodwill impairment testing is expected to be completed in the quarter ending September 30, 2007, with any necessary non-cash impairment charges recorded in that quarter.

6.              Long-term Debt

Long-term debt consisted of the following at:

(in thousands)	September 30, 2006	June 30, 2007

Senior secured debt	$415,319	$262,500

Convertible senior subordinated notes	172,500	332,500

Notes payable to a bank	7,215	—

Other	53	—
	595,087	595,000
Less: current portion	(7,267)	—
Total long-term debt	$587,820	$595,000

Senior Secured Credit Agreements – Headwaters’ senior secured credit facility currently consists of a first lien term loan in the amount of $262.5 million. The credit facility also provides for up to $60.0 million of borrowings under a revolving credit arrangement, with the ability to increase this amount to $100.0 million, subject to obtaining additional revolving loan commitments. The first lien term loan is senior in priority to all other debt and is secured by all assets of Headwaters. The terms of the credit facility, as currently amended, are described in more detail in the following paragraphs. Headwaters is in compliance with all debt covenants as of June 30, 2007.

The first lien term loan bears interest, at Headwaters’ option, at either i) the London Interbank Offered Rate (“LIBOR”) plus 2.0%, 2.25%, or 2.5%, depending on the credit ratings that have been most recently announced for the loans by Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”); or ii) the “Base Rate” plus 1.0%, 1.25%, or 1.5%, again depending on the credit ratings announced by S&P and Moody’s. Base rate is defined as the higher of the rate announced by Morgan Stanley Senior Funding and the overnight rate charged by the Federal Reserve Bank of New York plus 0.5%. Headwaters’ current rate is LIBOR plus 2.0%. Headwaters can lock in new LIBOR rates for the first lien loan for one, two, three or six months. The weighted-average interest rate on the first lien debt was approximately 6.4% at June 30, 2007, after giving consideration to the effect of the interest rate hedge on $150.0 million of this debt, as described hereafter. Interest on the first lien term loan is generally payable on a quarterly basis.

In January 2007, Headwaters issued $160.0 million of new convertible senior subordinated notes due 2014. Headwaters used most of the net proceeds from these notes and available cash to repay $152.8 million of the first lien term loan. As a result of this early repayment (made in the quarter ended March 31, 2007), the remaining balance of the first lien term loan of $262.5 million is repayable as follows: $12.1 million in November 2010, and two payments of $125.2 million each in February 2011 and April 2011, the termination date. Due to the early repayment, Headwaters accelerated the amortization of related debt issue costs totaling approximately $2.0 million, which amount was charged to interest expense. There are mandatory prepayments of the first lien term loan in the event of certain asset sales and debt and equity issuances and from “excess cash flow,” as defined in the agreement. Optional prepayments of the first lien term loan are permitted without penalty or premium. Once repaid in full or in part, no further reborrowings can be made.

Borrowings under the revolving credit arrangement are generally subject to the terms of the first lien loan agreement and bear interest at either LIBOR plus 1.75% to 2.5% (depending on Headwaters’ “total leverage ratio,” as defined), or the Base Rate plus 0.75% to 1.5%. Borrowings and reborrowings of any available portion of the $60.0 million revolver can be made at any time through September 2009, when all loans must be repaid and the revolving credit arrangement terminates. The fees for the unused portion of the revolving credit arrangement range from 0.5% to 0.75% (depending on Headwaters’ “total leverage ratio,” as defined). There were no borrowings outstanding under the revolving credit arrangement as of June 30, 2007, or subsequent thereto. The credit agreement also allows for the issuance of letters of credit, provided there is capacity under the revolving credit arrangement. As of June 30, 2007, five stand-by letters of credit totaling approximately $4.4 million were outstanding, with expiration dates ranging from September 2007 to December 2008.

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

As required by the senior secured credit facility, Headwaters entered into agreements to limit its variable interest rate exposure. The agreements effectively fix the LIBOR rate at 3.71% for $150.0 million of the first lien debt through September 8, 2007. Headwaters accounts for these agreements as cash flow hedges, with their fair market value reflected in the consolidated balance sheet as either other assets or other liabilities. The market value of these hedges (and various other cash flow hedges to which Headwaters is a direct or indirect party) at June 30, 2007 was not material. Total comprehensive income, considering all cash flow hedge agreements to which Headwaters is a party, was not materially different from net income for any period in 2006 or 2007.

2.875% Convertible Senior Subordinated Notes Due 2016 – Headwaters has outstanding $172.5 million of 2.875% convertible senior subordinated notes due June 2016, with interest payable semi-annually. These notes are subordinate to the senior secured debt described above and rank equally with the 2.50% convertible senior subordinated notes due 2014 described below, and any future senior subordinated debt. Holders of the notes may convert the notes into shares of Headwaters’ common stock at a conversion rate of 33.3333 shares per $1,000 principal amount ($30 conversion price), or 5.75 million aggregate shares of common stock, contingent upon certain events. The conversion rate adjusts for events related to Headwaters’ common stock, including common stock issued as a dividend, rights or warrants to purchase common stock issued to all holders of Headwaters’ common stock, and other similar rights or events that apply to all holders of common stock.

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

Headwaters may call the notes for redemption at any time prior to June 4, 2011 if the closing common stock price exceeds 130% of the conversion price for 20 trading days in any consecutive 30-day trading period (in which case Headwaters must provide a “make whole” payment of the present value of all remaining interest payments on the redeemed notes through June 1, 2011). Headwaters may redeem any portion of the notes at any time on or after June 4, 2011. In addition, the holder of the notes has the right to require Headwaters to repurchase all or a portion of the notes on June 1, 2011 or if a fundamental change in common stock has occurred, including termination of trading. Subsequent to June 1, 2011, the notes require an additional interest payment equal to 0.40% of the average trading price of the notes if the trading price equals 120% or more of the principal amount of the notes.

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

2.50% Convertible Senior Subordinated Notes Due 2014 – In January 2007, Headwaters issued $160.0 million of 2.50% convertible senior subordinated notes due February 2014, with interest payable semi-annually. These notes are subordinate to the senior secured debt and rank equally with the 2.875% convertible senior subordinated notes due 2016 described above, and any future senior subordinated debt. Total offering costs, including underwriting discounts and commissions, were approximately $5.4 million. The conversion rate for the notes is 33.9236 shares per $1,000 principal amount ($29.48 conversion price), subject to adjustment. Upon conversion, Headwaters will pay cash up to the principal amount of the notes, and shares of common stock to the extent the price of Headwaters’ common stock exceeds the conversion price during a 20-trading-day observation period. The conversion rate is adjusted for certain corporate transactions referred to as “fundamental changes.”

The notes are convertible at the option of the holder prior to December 1, 2013 if any of the following criteria are met:  1) during any fiscal quarter the closing price of Headwaters’ common stock exceeds $38.32 per share for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five-business-day period after any ten-consecutive-trading-day period, the notes trade at less than 98% of the product of the common stock trading price and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the notes; or 3) upon the occurrence of specified corporate transactions. The notes are convertible on or after December 1, 2013 regardless of the foregoing circumstances. Headwaters may not redeem the notes. If Headwaters has a “fundamental change,” holders may require Headwaters to repurchase the notes at a price equal to the principal amount plus any accrued interest. Headwaters filed a shelf registration statement with the SEC to register resales of the notes and the common stock issuable upon conversion of the notes in April 2007, which registration statement was effective upon filing.

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

Interest – During the three months ended June 30, 2006 and 2007, Headwaters incurred total interest costs of approximately $9.1 million and $7.4 million, respectively, including approximately $0.6 million and $0.7 million, respectively, of non-cash interest expense and approximately $0.3 million and $0.2 million, respectively, of interest costs that were capitalized. During the nine months ended June 30, 2006 and 2007, Headwaters incurred total interest costs of approximately $28.5 million and $26.7 million, respectively, including approximately $2.2 million and $4.0 million, respectively, of non-cash interest expense and approximately $0.7 million and $0.7 million, respectively, of interest costs that were capitalized.

Interest income was approximately $0.6 million and $0.5 million during the three months ended June 30, 2006 and 2007, respectively, and $2.0 million for both the nine months ended June 30, 2006 and 2007. The weighted-average interest rate on the face amount of outstanding long-term debt, disregarding amortization of debt issue costs, was approximately 5.7% at September 30, 2006 and 4.3% at June 30, 2007.

7.              Income Taxes

Headwaters’ estimated effective income tax rate for the fiscal year ending September 30, 2007, exclusive of discrete items, is 23.0%, which rate was applied to income before income taxes for the nine months ended June 30, 2007. Headwaters also recognized a net $1.2 million income tax benefit during the 2007 nine-month period for discrete items that did not affect the calculation of the estimated effective income tax rate for the fiscal year. The discrete items primarily consisted of additional tax credits for 2006 and changes in estimated tax liabilities and in reserves related to an IRS examination. The additional tax credits for 2006 resulted from actual phase-out of Section 45K tax credits for calendar 2006 being lower than previously estimated. After consideration of the effect of the discrete items, income tax expense totaled approximately 22.0% of income before income taxes for the nine months ended June 30, 2007, compared to 30.4% for the nine months ended June 30, 2006. The income tax rates for the three months ended June 30, 2006 and 2007 were 34.2% and 23.0%, respectively.

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

Headwaters’ 19% interest in the entity that owns and operates an alternative fuel facility was acquired for payments totaling $15.5 million, of which $3.5 million remains to be paid as of June 30, 2007. This obligation is recorded in other accrued liabilities in the consolidated balance sheet and bears interest at an 8% rate. Headwaters also agreed to make additional payments to the seller based on a pro-rata allocation of the tax credits generated by the facility through December 2007. These additional contractual payments are affected by phase-out and, along with the amortization of the $15.5 million investment, are recorded in other expense in the consolidated statements of income, totaling approximately $5.3 million and $9.5 million for the nine months ended June 30, 2006 and 2007, respectively.

The alternative fuel produced at the facility through December 2007 qualifies for tax credits, and Headwaters is entitled to receive its pro-rata share of such tax credits generated based upon its ownership percentage. Headwaters has the ability, under certain conditions, to limit its liability under the fixed payment obligations currently totaling approximately $3.5 million; therefore, Headwaters’ obligation to make all of the above-described payments is effectively limited by the tax benefits Headwaters receives.

As a result of actual and projected oil prices for calendar 2007, there could be a partial phase-out of Section 45K tax credits for the calendar year. In calculating an income tax provision for 2007, Headwaters used an estimated phase-out percentage for Section 45K tax credits of 25% for calendar 2007. This estimated phase-out percentage was derived by estimating the calendar 2007 reference price for oil using actual oil prices for January through April 2007 and published NYMEX oil prices for the months May through December 2007. The monthly NYMEX oil prices were reduced by approximately 10%, which reduction represents Headwaters’ estimate of the relationship between NYMEX oil prices and the average U.S. wellhead oil prices actually used to calculate the annual reference price. The reference price for calendar 2007 was calculated by averaging the 12 months’ actual or estimated oil prices, which average was compared to the estimated phase-out range for calendar 2007 of $56.16 to $70.50 to derive an estimated phase-out percentage.

While the calendar 2007 phase-out percentage can not be finalized at the current time, as of June 30, 2007, the estimated phase-out percentage represents Headwaters’ best estimate of what the phase-out percentage would be, using available information as of that date. The effect on income taxes of any change in the calendar 2007 phase-out percentage from 25% to the actual percentage for the year will be recorded to income tax expense in subsequent periods, when the calendar 2007 actual oil prices and the phase-out range are known. Any such effect could be material to Headwaters’ 2007 and 2008 income tax expense.

8.              Earnings per Share

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per-share data)	2006	2007	2006	2007

Numerator:
Numerator for basic earnings per share – net income	$27,407	$46,397	$74,104	$90,592
Interest expense related to convertible senior subordinated notes, net of taxes	892	1,132	3,022	3,386
Numerator for diluted earnings per share – net income plus interest expense related to convertible notes, net of taxes	$28,299	$47,529	$77,126	$93,978

Denominator:
Denominator for basic earnings per share – weighted-average shares outstanding	41,984	42,196	41,813	42,148
Effect of dilutive securities:
Shares issuable upon exercise of options and SARs	809	411	1,145	481
Shares issuable upon conversion of convertible notes	5,750	5,750	5,750	5,750
Total potential dilutive shares	6,559	6,161	6,895	6,231
Denominator for diluted earnings per share – weighted-average shares outstanding after assumed exercises and conversions	48,543	48,357	48,708	48,379

Basic earnings per share	$0.65	$1.10	$1.77	$2.15

Diluted earnings per share	$0.58	$0.98	$1.58	$1.94

Anti-dilutive securities not considered in diluted EPS calculation:
Stock options	280	1,156	140	1,023
SARs	3,150	3,365	1,110	3,212

9.              Commitments and Contingencies

Significant new commitments and ongoing contingencies as of June 30, 2007 not disclosed previously, are as follows.

Acquisitions – During fiscal 2006 and 2007, Headwaters acquired certain assets and assumed certain liabilities of several privately-held companies in the construction materials industry. Pursuant to contractual terms for some of the acquisitions, additional amounts may be payable in the future, based on the achievement of stipulated revenue or earnings targets for periods ending no later than March 2010. One such period for one acquisition ends September 30, 2007, and it is currently expected that the additional payment could be in excess of $20 million, which amount would be payable in fiscal 2008. If it is determined that future earn-out consideration is payable, goodwill will be increased accordingly.

Property, Plant and Equipment – As of June 30, 2007, Headwaters was committed to spend approximately $27.8 million on capital projects that were in various stages of completion.

Joint Venture Obligations – Headwaters has entered into various joint ventures with Degussa AG, an international chemical company based in Germany. One of these joint ventures purchased a hydrogen peroxide business located in South Korea. Headwaters is a principal obligor with respect to all non-financial obligations of the joint venture and, with respect to financial obligations of the joint venture, 50% of future plant expansion cost overruns, if any. Headwaters’ investments in its joint ventures with Degussa AG (in which Degussa and Headwaters have equal ownership, voting rights and control) are accounted for using the equity method of accounting and total approximately $18.2 million as of June 30, 2007.

Headwaters owns a 51% interest in a joint venture with Great River Energy, a Minnesota-based power generation and supply cooperative (“GRE”), which was formed to construct, own and operate an ethanol plant in North Dakota (“Blue Flint”). The plant, which commenced operations in February 2007, is expected to produce more than 50 million gallons of ethanol annually. Costs to construct the ethanol plant and fund start-up costs and initial working capital were funded primarily by debt secured by all the assets of Blue Flint, along with capital contributions from Headwaters and GRE. Headwaters has made its required capital contribution. The Blue Flint joint venture, which is not a variable interest entity, is being accounted for using the equity method of accounting because both partners have equal voting rights and control over the joint venture. Headwaters’ investment in the Blue Flint joint venture is approximately $11.2 million as of June 30, 2007.

Legal Matters – Headwaters has ongoing litigation and asserted claims which have been incurred during the normal course of business, including the specific matters discussed below. Headwaters intends to vigorously defend or resolve these matters by settlement, as appropriate. Management does not currently believe that the outcome of these matters will have a material adverse effect on Headwaters’ operations, cash flow or financial position.

Historically, costs paid to outside legal counsel for litigation have generally comprised a majority of Headwaters’ litigation-related costs. During the nine months ended June 30, 2007, Headwaters incurred approximately $3.0 million of expense for legal matters, which consisted primarily of costs for outside legal counsel. Headwaters currently believes the range of potential loss for all unresolved matters, excluding costs for outside counsel, is from $1.0 million up to the amounts sought by claimants and has recorded a total liability as of June 30, 2007 of $1.0 million. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Headwaters’ outside counsel currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability to Headwaters. It is not possible to estimate what litigation-related costs will be in future periods.

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

Boynton.  In October 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. (This technology is distinct from the technology developed by Headwaters.) This action is factually related to an earlier action brought by certain purported officers and directors of Adtech, Inc. That action was dismissed by the United States District Court for the Western District of Tennessee and the District Court’s order of dismissal was affirmed on appeal. In the current action, the allegations arise from the same facts, but the claims are asserted by certain purported stockholders of Adtech. In June 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee alleging, among other things, fraud, conspiracy, constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. The plaintiffs seek declaratory relief and compensatory damages in the approximate amount of between $15.0 million and $25.0 million and punitive damages. In February 2006, the District Court dismissed all claims against Headwaters. Also in February 2006, plaintiffs filed an appeal. In July 2007, the United States Court of Appeals for the Federal Circuit vacated the dismissal in favor of Headwaters as to the civil conspiracy and constructive trust claims and remanded the case to the District Court for further proceedings. Because the resolution of the litigation is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability.

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

Section 45K Matters – A material amount of Headwaters’ consolidated revenue and net income is derived from license fees and sales of chemical reagents, both of which depend on the ability of licensees and other customers to manufacture and sell qualified synthetic fuel that generates tax credits under Section 45K (formerly Section 29) of the Internal Revenue Code. Headwaters also claims Section 45K tax credits for synthetic fuel sales from facilities in which it owns an interest. From time to time, issues arise as to the availability of tax credits and, with the increased price of oil, the phase-out of credits, including the following items.

Phase-Out.  Section 45K tax credits are subject to phase-out after the average annual U.S. wellhead oil price (“reference price”) reaches a beginning phase-out threshold price, and are eliminated entirely if the reference price reaches the full phase-out price. In recent periods, the reference price has been approximately 90% of the published market prices for oil. For calendar 2006, the reference price was $59.69 per barrel and the phase-out range began at $55.06 and would have fully phased out tax credits at $69.12 per barrel. Therefore, there was a partial phase-out of tax credits for calendar 2006 of approximately 33%.

For calendar 2007, Headwaters estimates that the phase-out range (computed by increasing the 2006 inflation adjustment factor by 2%) begins at $56.16 and completes phase-out at $70.50 per barrel. As described in more detail in Note 7, Headwaters estimated a phase-out percentage for Section 45K tax credits for calendar 2007 of 25%, using available information as of June 30, 2007. It is certain that the estimated phase-out percentage for calendar 2007 will change during the year.

In an environment of high oil prices, the risk of phase-out increases. Headwaters’ customers and licensees make their own assessments of phase-out risk. When customers and licensees have perceived a potential negative financial impact from phase-out, they have reduced or stopped synthetic fuel production or required Headwaters to share in the costs associated with phase-out. Headwaters makes similar assessments with respect to the continued operation of its own synthetic fuel production facilities. As of June 30, 2007, all of Headwaters’ licensees are producing synthetic fuel, but most licensees stopped production for a period of time in calendar 2006. These events have materially adversely affected both the amount and timing of recognition of Headwaters’ revenue, net income and cash flow, and will likely have a material adverse effect in future periods as well.

Certain accounting rules limit revenue recognition to amounts that are “fixed or determinable.” The amount of license fee revenue recognized by Headwaters during fiscal 2006 and thus far in fiscal 2007 has been negatively affected by reduced revenues being recognized for certain licensees whose license agreements call for Headwaters to be paid a portion of the tax credits earned by the licensee. Due to uncertainties related to phase-out for calendar 2006 and 2007 and other licensee-specific factors, revenue recognition was deferred for certain licensees during fiscal 2006. A portion of such revenue is also currently being deferred for certain licensees in 2007.

Due to publication of the calendar 2006 reference price and the phase-out range for that year, finalization of calendar 2006 phase-out was made possible during the quarter ended June 30, 2007. As a result of the availability of this information and the clarification of other licensee-specific factors, certain calendar 2006 and prior year license fee revenue totaling approximately $26.5 million and $3.3 million was recognized during the quarters ended March 31 and June 30, 2007, respectively. These amounts related to periods ending on or prior to December 31, 2006 and were recognized in 2007 when they met the “fixed or determinable” recognition criterion and it was remote that any negative adjustment would be required in the future. Additionally, applying the same policy, approximately $19.4 million of license fee revenue was recognized during the quarter ended June 30, 2007 for calendar 2007 tax credit-based license fees, approximately $9.7 million of which related to the quarter ended March 31, 2007. As of June 30, 2007, most license fee revenue that has not been recognized relates to the quarters ended March 31 and June 30, 2007. This unrecognized revenue, which as of June 30, 2007 could total approximately $5.5 million (calculated based on licensee-reported data and assuming 25% phase-out of Section 45K tax credits for calendar 2007), will not be recognized until such time as the amounts become “fixed or determinable.”

Legislation.  By law, Section 45K tax credits for synthetic fuel produced from coal expire on December 31, 2007. In addition, there have been initiatives from time to time to consider the early repeal or modification of Section 45K, including a bill introduced in January 2007, and there may be additional initiatives introduced in Congress in calendar 2007. When Section 45K expires on December 31, 2007 or if it is repealed or adversely modified, additional synthetic fuel facilities will probably either close or substantially curtail production. Given current prices of coal and the costs of synthetic fuel production, Headwaters does not believe that production of synthetic fuel will be profitable absent the tax credits. In addition, if Headwaters’ licensees close their facilities or materially reduce production activities (whether after December 31, 2007, or upon earlier repeal or adverse modification of Section 45K, or for any other reason), it would have a further material adverse effect on the revenue, net income and cash flow of Headwaters, in addition to the current material adverse effect caused by phase-out concerns.

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

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-Q. Our fiscal year ends on September 30 and unless otherwise noted, references to 2006 refer to our fiscal quarter and/or nine month period ended June 30, 2006 and references to 2007 refer to our fiscal quarter and/or nine month period ended June 30, 2007. Other references to years refer to our fiscal years, unless otherwise noted.

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

Operations and Strategy.  During the past several years, we have executed our two-fold plan of maximizing cash flow from our existing operating business units and diversifying from over-reliance on the legacy alternative energy segment Section 45K (formerly Section 29) business. With the addition and expansion of our CCP management and marketing business through acquisitions in 2002 and in 2004, and the growth of our construction materials business, through several large and small acquisitions in 2004, 2006 and 2007, we have achieved revenue growth and diversification in three business segments. Because we also incurred increased indebtedness to make strategic acquisitions, one of our ongoing financial objectives is to continue to focus on increased cash flows to reduce debt.

A material amount of our 2007 and prior fiscal year consolidated revenue and net income has been derived from license fees and sales of chemical reagents, both of which depend on the ability of licensees and other customers to manufacture and sell qualified synthetic fuel that generates tax credits under Section 45K (formerly Section 29) of the Internal Revenue Code. We have also claimed Section 45K tax credits for synthetic fuel sales from facilities in which we own an interest. From time to time, issues arise as to the availability of tax credits and, with the increased price of oil, the phase-out of credits.

By law, Section 45K tax credits for synthetic fuel produced from coal expire on December 31, 2007. In addition, Section 45K tax credits are subject to phase-out after the average annual U.S. wellhead oil price (“reference price”) reaches a beginning phase-out threshold price, and are eliminated entirely if the reference price reaches the full phase-out price. There was no phase-out of tax credits for calendar 2005; however, as a result of high oil prices in calendar 2006, there was a partial phase-out of tax credits for calendar 2006 of approximately 33%. In addition, phase-out of Section 45K for calendar 2007 is also possible. As of June 30, 2007, all of our licensees are producing synthetic fuel, but most licensees stopped production for a period of time in calendar 2006. These events have materially adversely affected both the amount and timing of recognition of our revenue, net income and cash flow, and will likely have a material adverse effect in future periods as well. Reference is made to notes 7 and 9 to the consolidated financial statements where there is more information on phase-out and other uncertainties related to Section 45K tax credits that have affected our business in 2007 and that will continue to affect our business for the remainder of calendar 2007.

Our acquisition strategy targets businesses that are leading players in their respective industries and that enjoy healthy operating margins, thus providing additional cash flow that complements the financial performance of our existing businesses. In addition, in fiscal 2006, we began to acquire small companies with innovative products that can be marketed using our existing distribution channels. We are also committed to continuing to invest in research and development activities that are focused on energy-related technologies and nanotechnology. We participate in a joint venture which operates an ethanol plant located in North Dakota, and we are also investing in other alternative energy projects such as coal cleaning and the use of nanocatalysts to engineer coal for emissions reduction and to enhance the refining of heavy crude oils into lighter transportation fuels.

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

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The information set forth below compares our operating results for the quarter ended June 30, 2007 (“2007”) with operating results for the quarter ended June 30, 2006 (“2006”).

Revenue.  Total revenue for 2007 increased by $40.4 million or 14% to $336.3 million as compared to $295.9 million for 2006. The major components of revenue are discussed in the sections below.

Construction Materials Segment.  Sales of construction materials during 2007 were $155.6 million with a corresponding direct cost of $103.3 million. Sales of construction materials during 2006 were $162.1 million with a corresponding direct cost of $107.3 million. The decrease in sales of construction materials during 2007 was due primarily to the effects of a depressed residential housing and remodeling market which impacted sales across most of our product lines. We believe that the impact of the general industry slowdown has been significantly mitigated by our product categories, geographic diversification, product diversification and the introduction of new products. Despite the depressed market, gross margin percentage did not change significantly from 2006 to 2007, due primarily to operational efficiencies that have been achieved during the past year. Nevertheless, because a substantial amount of our revenues in this segment are dependent on the housing market, we anticipate some impact from market conditions in future periods until the cycle reverses.

CCP Segment.  CCP revenues for 2007 were $83.2 million with a corresponding direct cost of $58.4 million. CCP revenues for 2006 were $74.1 million with a corresponding direct cost of $53.7 million. The increase in CCP revenues and in the gross margin percentage during 2007 were due primarily to a combination of continued strong demand for CCPs and upward pricing trends in most concrete markets. The growth in demand for CCPs is due in part to certain regional shortages of portland cement for which CCPs are a substitute, which can result in an increased percentage of CCPs being used in concrete. The cement shortages also resulted in increased prices for CCPs in several markets.

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

Sales of Chemical Reagents.  Chemical reagent sales during 2007 were $50.6 million with a corresponding direct cost of $39.3 million. Chemical reagent sales during 2006 were $34.9 million with a corresponding direct cost of $26.5 million. Chemical reagent sales in 2007 were higher than in 2006 primarily due to increased synthetic fuel production by nearly all of our licensees and other customers. We believe there has been less concern in 2007 over phase-out of Section 45K tax credits than existed in 2006, which has resulted in increased synthetic fuel production. Nevertheless, it is not possible to predict the trend for sales of chemical reagents in future periods because synfuel production by our licensees and other customers is subject to decisions based on future oil prices and other customer-specific factors. The gross margin percentage for 2007 of 22% was lower than the 2006 gross margin percentage of 24% due primarily to increases in the cost of product, which in turn was related to increases in the costs of petroleum-based materials. Subject to crude oil prices and other factors, we currently believe reagent margins in fiscal 2007 will be lower than in 2006.

License Fees.  During 2007, we recognized license fee revenue totaling $33.6 million, an increase of $21.2 million from $12.4 million of license fee revenue recognized during 2006. Certain accounting rules limit revenue recognition to amounts that are “fixed or determinable.” The amount of license fee revenue recognized in 2006 and 2007 was negatively affected for certain licensees whose license agreements call for us to be paid a portion of the tax credits earned by the licensee. Due to uncertainties related to phase-out for calendar 2006 and 2007 and other licensee-specific factors, revenue recognition was deferred for certain licensees during 2006. A portion of such revenue is also currently being deferred for certain licensees in fiscal 2007.

Due to the publication of the calendar 2006 reference price and the phase-out range for that year, finalization of calendar 2006 phase-out was made possible during the quarter ended June 30, 2007. As a result of the availability of this information and the clarification of other licensee-specific factors, certain calendar 2006 and prior year license fee revenue totaling approximately $26.5 million and $3.3 million was recognized during the quarters ended March 31 and June 30, 2007, respectively. These amounts related to periods ending on or prior to December 31, 2006 and were recognized in 2007 when they met the “fixed or determinable” recognition criterion and it was remote that any negative adjustment would be required in the future. Additionally, applying the same policy, approximately $19.4 million of license fee revenue was recognized during the quarter ended June 30, 2007 for calendar 2007 tax credit-based license fees, approximately $9.7 million of which related to the quarter ended March 31, 2007. As of June 30, 2007, most license fee revenue that has not been recognized relates to the quarters ended March 31 and June 30, 2007. This unrecognized revenue, which as of June 30, 2007 could total approximately $5.5 million (calculated based on licensee-reported data and assuming 25% phase-out of Section 45K tax credits for calendar 2007), will not be recognized until such time as the amounts become “fixed or determinable.” Reference is made to our policy disclosures contained in Note 2 to the consolidated financial statements and in “Management’s Discussion and Analysis” in our Form 10-K, as well as information in Note 9 to the consolidated financial statements in this Form 10-Q and in the overview above.

Other Alternative Energy Segment Revenues.  The majority of other alternative energy segment revenue is comprised of sales of synthetic fuel, which during 2007 were $10.7 million with a corresponding direct cost of $14.6 million. Sales of synthetic fuel during 2006 were $10.5 million with a corresponding direct cost of $12.3 million. Revenue from the sale of synthetic fuel has a negative gross margin, which is more than compensated for by the income tax credits expected to be earned from the sales of the synthetic fuel.

Amortization and Research and Development Expenses.  The decrease in amortization expense ($0.5 million) from 2006 to 2007 was due primarily to intangible assets that have been fully amortized. Research and development expense increased by $1.0 million from 2006 to 2007 primarily because of increased spending in our joint research efforts with Degussa related to hydrogen peroxide (see Note 9) and in developmental efforts related to our nanotechnologies.

Selling, General and Administrative Expenses.  These expenses increased $2.8 million, or 8% to $38.7 million for 2007 from $35.9 million for 2006. Most of the increase represented payroll costs related to growth initiatives at the operating business unit level.

Other Income and Expense.  During 2007, we reported net other expense of $9.5 million compared to net other expense of $7.6 million during 2006. The change of $1.9 million was comprised of a decrease in net interest expense of $1.5 million and an increase in other expenses of $3.4 million. Net interest expense decreased from $8.2 million in 2006 to $6.7 million in 2007, due primarily to a lower interest rate (2.50%) on the $160.0 million of convertible senior subordinated notes issued in January 2007, the proceeds of which were used primarily to make early repayments of higher-rate debt.

The increase in other expenses of $3.4 million consisted primarily of a $3.0 million increase in costs related to our investment in the coal-based solid alternative fuel production facility described in Note 7 to the consolidated financial statements.

Income Tax Provision.  Our estimated effective income tax rate for the fiscal year ending September 30, 2007, exclusive of discrete items (none of which affected the quarter ended June 30, 2007), is 23.0%, which rate was applied to income before income taxes for the nine months ended June 30, 2007. The income tax rates for the three months ended June 30, 2006 and 2007 were 34.2% and 23.0%, respectively. The effective tax rates for 2006 and 2007 are lower than statutory rates primarily due to tax credits related to the alternative fuel facilities that we own or have an interest in, all as described in Note 7 to the consolidated financial statements. Excluding the effect of the tax credits, our estimated effective tax rate for 2007 would be approximately 37.5%.

Also, as described in Notes 7 and 9 to the consolidated financial statements, while we have estimated a phase-out percentage for Section 45K tax credits for calendar 2007 using available information as of June 30, 2007, it is certain that our estimated phase-out percentage will change during the year. The effect on income taxes of changes in the estimated phase-out percentage for calendar 2007 will be recorded to income tax expense in subsequent periods, when the calendar 2007 actual oil prices are known. Any such effect could be material to our 2007 and 2008 income tax expense.

The calculation of tax liabilities involves uncertainties in the application of complex tax regulations in multiple jurisdictions. For example, we are currently under IRS audit for the years 2003 through 2006. We recognize potential liabilities for anticipated tax audit issues in the U.S. and state tax jurisdictions based on estimates of whether, and the extent to which, additional taxes and interest will be due. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer probable or necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006

The information set forth below compares our operating results for the nine months ended June 30, 2007 (“2007”) with operating results for the nine months ended June 30, 2006 (“2006”).

Revenue.  Total revenue for 2007 increased by $39.2 million or 5% to $885.4 million as compared to $846.2 million for 2006. The major components of revenue are discussed in the sections below.

Construction Materials Segment.  Sales of construction materials during 2007 were $393.9 million with a corresponding direct cost of $281.1 million. Sales of construction materials during 2006 were $423.7 million with a corresponding direct cost of $288.2 million. The decrease in sales of construction materials during 2007 was due primarily to the effects of a depressed residential housing and remodeling market which impacted sales across most of our product lines. The housing market slowdown also was the primary reason for the decline in gross margin percentage from 2006 to 2007.

CCP Segment.  CCP revenues for 2007 were $214.5 million with a corresponding direct cost of $154.6 million. CCP revenues for 2006 were $197.7 million with a corresponding direct cost of $149.0 million. The increase in CCP revenues and in the gross margin percentage during 2007 were due primarily to a combination of continued strong demand for CCPs and upward pricing trends in most concrete markets. The growth in demand for CCPs is due in part to certain regional shortages of portland cement for which CCPs are a substitute. The cement shortages also resulted in increased prices for CCPs in several markets.

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

Sales of Chemical Reagents.  Chemical reagent sales during 2007 were $141.1 million with a corresponding direct cost of $112.1 million. Chemical reagent sales during 2006 were $129.4 million with a corresponding direct cost of $97.5 million. Chemical reagent sales in 2007 were higher than in 2006 primarily due to increased synthetic fuel production by most of our licensees and other customers. We believe there has been less concern in 2007 over phase-out of Section 45K tax credits than existed in 2006, which has resulted in increased synthetic fuel production. The gross margin percentage for 2007 of 21% was lower than the 2006 gross margin percentage of 25% due primarily to increases in the cost of product, which in turn was related to increases in the costs of petroleum-based materials.

License Fees.  During 2007, we recognized license fee revenue totaling $98.1 million, an increase of $41.2 million from $56.9 million of license fee revenue recognized during 2006. The amount of license fee revenue recognized in 2006 and 2007 was negatively affected for certain licensees whose license agreements call for us to be paid a portion of the tax credits earned by the licensee. Due to uncertainties related to phase-out for calendar 2006 and 2007 and other licensee-specific factors, revenue recognition was deferred for certain licensees during 2006. A portion of such revenue is also currently being deferred for certain licensees in fiscal 2007.

Due to the publication of the calendar 2006 reference price and the phase-out range for that year, finalization of calendar 2006 phase-out was made possible during the quarter ended June 30, 2007. As a result of the availability of this information and the clarification of other licensee-specific factors, certain calendar 2006 and prior year license fee revenue totaling approximately $26.5 million and $3.3 million was recognized during the quarters ended March 31 and June 30, 2007, respectively. These amounts related to periods ending on or prior to December 31, 2006 and were recognized in 2007 when they met the “fixed or determinable” recognition criterion and it was remote that any negative adjustment would be required in the future. Additionally, applying this same policy, approximately $19.4 million of license fee revenue was recognized during 2007 for calendar 2007 tax credit-based license fees.

Other Alternative Energy Segment Revenues.  The majority of other alternative energy segment revenue is comprised of sales of synthetic fuel, which during 2007 were $32.2 million with a corresponding direct cost of $39.2 million. Sales of synthetic fuel during 2006 were $33.9 million with a corresponding direct cost of $39.3 million. Revenue from the sale of synthetic fuel has a negative gross margin, which is more than compensated for by the income tax credits expected to be earned from the sales of the synthetic fuel.

Amortization and Research and Development Expenses.  The decrease in amortization expense ($1.0 million) from 2006 to 2007 was due primarily to intangible assets that have been fully amortized. Research and development expense increased by $3.8 million from 2006 to 2007 primarily because of increased spending in our joint research efforts with Degussa related to hydrogen peroxide and in developmental efforts related to our nanotechnologies.

Selling, General and Administrative Expenses.  These expenses increased $9.9 million, or 10% to $113.1 million for 2007 from $103.2 million for 2006. The increase in 2007 was due primarily to an $8.6 million increase in payroll and long-term incentive pay at the operating business unit level, a $3.4 million increase in litigation-related costs, and a $2.0 million decrease in marketing and sales-related expenses. A majority of the increase in payroll costs relates to growth initiatives at the operating business unit level, and the increased long-term incentive pay relates to improved performance at certain operating business units. The increase in litigation costs was due to a net credit recorded in 2006 because of positive developments in certain legal matters. Those developments resulted in reduced likelihood of ultimate legal liability and the reversal of previously expensed litigation costs. The lower marketing and sales-related expenses were a result of lower sales at certain operating business units.

Other Income and Expense.  During 2007, we reported net other expense of $33.0 million compared to net other expense of $30.8 million during 2006. The change of $2.2 million was comprised of a decrease in net interest expense of $1.8 million and an increase in other expenses of $4.0 million. Net interest expense decreased from $25.8 million in 2006 to $24.0 million in 2007, due primarily to the lower interest rate (2.50%) on the $160.0 million of convertible senior subordinated notes issued in January 2007, and lower average levels of long-term debt in 2007 as compared to 2006. The decrease in interest expense caused by those factors was partially offset by $2.0 million of accelerated amortization of debt issue costs related to early repayments of senior debt in 2007, which early repayments were funded primarily by net proceeds from the new lower-rate convertible notes.

The increase in other expenses of $4.0 million consisted primarily of a $4.2 million increase in costs related to our investment in the coal-based solid alternative fuel production facility described in Note 7 to the consolidated financial statements.

Income Tax Provision.  Our estimated effective income tax rate for the fiscal year ending September 30, 2007 is 23.0%, which rate was applied to income before income taxes for the nine months ended June 30, 2007. We also recognized a net $1.2 million income tax benefit in 2007 for discrete items that did not affect the calculation of the estimated effective income tax rate for the fiscal year. The discrete items primarily consisted of additional tax credits for fiscal 2006 and changes in estimated tax liabilities and in reserves related to an IRS examination. The additional tax credits for fiscal 2006 resulted from actual phase-out of Section 45K tax credits for calendar 2006 being lower than previously estimated. After consideration of the effect of the discrete items, income tax expense totaled approximately 22.0% of income before income taxes for 2007, compared to 30.4% for 2006. The effective tax rates for 2006 and 2007 are lower than statutory rates primarily due to tax credits related to the alternative fuel facilities that we own or have an interest in, all as described in Note 7 to the consolidated financial statements.

Impact of Inflation and Related Matters

Our operations have been impacted by i) increased cement, polypropylene and poly-vinyl chloride costs in the construction materials segment; ii) rising costs for chemical reagents in the alternative energy segment; iii) increased fuel costs that have affected transportation costs in most of our business units; and iv) certain regional shortages of cement and aggregate materials. The increased costs of polypropylene, poly-vinyl chloride, chemical reagents and fuel are directly related to the increase in prices of natural gas, oil and other petroleum-based materials. The increased costs of cement are caused primarily by a lack of adequate supplies in some regions of the U.S.

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

Liquidity and Capital Resources

Summary of Cash Flow Activities.  Net cash provided by operating activities during the nine months ended June 30, 2007 (“2007”) was $75.8 million compared to $172.7 million during the nine months ended June 30, 2006 (“2006”). The primary reason for the change in cash provided by operations from 2006 to 2007 was the collection in 2006 of a $70.0 million receivable related to the litigation settlement reached with AJG in 2005, along with other changes in working capital. In 2006 and 2007, the primary investing activities consisted of payments for acquisitions and the purchase of property, plant and equipment. In 2007 financing activities consisted primarily of the issuance of a new series of convertible senior subordinated notes and the early repayment of a portion of our senior debt. In 2006, the primary financing activity consisted of repayments of long-term debt. More details about our investing and financing activities are provided in the following paragraphs.

Investing Activities.  Total expenditures for property, plant and equipment in 2007 were not materially different from 2006. Most of the capital expenditures in both periods were incurred by the construction materials segment; however, in 2007, a higher proportion of total capital expenditures were incurred by the alternative energy segment as compared to 2006. A significant portion of our planned future capital expenditures represent expansion of operations, rather than maintenance of operating capacity, primarily due to growth initiatives in the alternative energy segment. Capital expenditures in fiscal 2007 are currently expected to exceed the fiscal 2006 amount. Capital expenditures are limited by our senior debt covenants to $100.0 million annually; however, the cumulative unused amounts of annual capital expenditures limits can be carried forward and used in subsequent years. As of September 30, 2006, we had approximately $25.4 million of unused amounts of capital expenditures from prior years and as of June 30, 2007, we were committed to spend approximately $27.8 million on capital projects that were in various stages of completion, primarily in the alternative energy segment.

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

In 2007, we acquired 100% of the ownership interests of a privately-held company in the construction materials business. Total consideration paid of approximately $53.0 million consisted primarily of cash. During fiscal 2006, we acquired certain assets and assumed certain liabilities of several privately-held companies in the construction materials industry. Pursuant to contractual terms for some of the acquisitions, additional amounts may be payable in the future, based on the achievement of stipulated revenue or earnings targets for periods ending no later than March 2010. One such period for the 2007 acquisition ends September 30, 2007 and it is currently expected that the additional payment could be in excess of $20 million, which amount would be payable in fiscal 2008. If it is determined that future earn-out consideration is payable, goodwill will be increased accordingly.

As described in more detail in Note 5 to the consolidated financial statements and in our Form 10-K, we periodically test for goodwill impairment. We perform our annual impairment testing using a test date of June 30. Due primarily to the depressed residential housing and remodeling market, there is risk that one or more of our reporting units may fail the goodwill impairment test, requiring a write-down of goodwill. The goodwill impairment testing is expected to be completed in the quarter ending September 30, 2007, with any necessary non-cash impairment charges recorded in that quarter.

Reference is made to Note 9 to the consolidated financial statements for a discussion of our investments in joint ventures which are accounted for using the equity method of accounting.

Financing Activities.  In 2006, financing activities consisted primarily of the repayment of long-term debt. In 2007, as described in more detail in Note 6 to the consolidated financial statements, we issued $160.0 million of 2.50% convertible senior subordinated notes due February 2014. Substantially all of the net proceeds of approximately $154.6 million, along with $5.2 million of available cash, were used to repay $152.8 million of senior debt and the remaining balance (approximately $7.0 million) of notes payable to a bank. As of June 30, 2007, we have no long-term debt repayments that are due prior to fiscal 2011. We may, in the future, make optional prepayments of the senior debt depending on actual cash flows, our current and expected cash requirements and other applicable factors we deem to be significant.

Due to covenants associated with our senior debt, we currently have restrictions on our ability to obtain significant additional amounts of long-term debt. However, we have historically experienced strong positive cash flow from operations and in fiscal 2005 issued common stock which together has enabled us to repay a substantial amount of our long-term debt prior to scheduled maturities. We expect our positive cash flow to continue in the future and also have the ability to access the equity markets if necessary.

In January 2007, we announced that we were planning an exchange offer for our 2.875% convertible senior subordinated notes due 2016, whereby new notes with similar, but not identical, terms, along with an exchange fee, would be issued upon tender of the existing notes. The commencement of an exchange offer has been indefinitely postponed.

Reference is made to Note 6 to the consolidated financial statements for detailed information about our outstanding long-term debt, interest rate hedges, and compliance with debt covenants, as well as the available $60.0 million revolving credit arrangement. Subject to obtaining additional revolving loan commitments, we can increase the revolving credit limit to $100.0 million. The senior credit facility contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset sales and liens, annual capital expenditures in excess of $100.0 million annually, and the payment of dividends, among others. In addition, we must maintain certain leverage and fixed charge coverage ratios. We are in compliance with all debt covenants as of June 30, 2007.

In 2007, cash proceeds from the exercise of options and employee stock purchases totaled $2.1 million, compared to $8.3 million in 2006. Option exercise activity is primarily dependent on our stock price and is not predictable. To the extent non-qualified stock options are exercised, or there are disqualifying dispositions of shares obtained upon the exercise of incentive stock options, we receive an income tax deduction generally equal to the income recognized by the optionee. Such amounts, reflected in cash flows from financing activities in the consolidated statements of cash flows, were not material in 2006 or 2007.

Working Capital.  As of June 30, 2007, our working capital was $184.5 million. Notwithstanding the expiration of Section 45K tax credits as of December 31, 2007 and the resulting impact on cash flow, we expect operations to produce positive cash flow in future periods and believe working capital, along with available borrowings under the revolving credit arrangement, will be sufficient for operating needs for the next 12 months.

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

As discussed previously, cash payments for income taxes are reduced for tax deductions resulting from disqualifying dispositions of incentive stock options and from the exercise of non-qualified stock options, which amount was not material in 2007. Option exercise activity is primarily dependent on our stock price which is not predictable, and likewise, it is not possible to estimate what tax benefits may be realized from future option exercises.

Summary of Future Cash Requirements.  Significant future cash uses, in addition to operational working capital requirements, including income tax payments, are currently expected to consist primarily of capital expenditures, acquisitions and investments in joint ventures, and debt service payments on outstanding long-term debt. The board of directors recently authorized management to develop a stock repurchase program, subject to legal and financial review, which if carried out, could also result in a future use of cash.

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

As described in more detail in Note 6 to the consolidated financial statements, our senior debt, totaling $262.5 million as of June 30, 2007, bears interest at a variable-rate. As required by the senior secured credit facility, we entered into agreements to limit our variable interest rate exposure. The agreements effectively fix the LIBOR rate at 3.71% for $150.0 million of this debt through September 8, 2007. We account for these agreements as cash flow hedges, with their fair market value reflected in the consolidated balance sheet as either other assets or other liabilities. The market value of these hedges

(and various other cash flow hedges to which we are a direct or indirect party) at June 30, 2007 was not material. Total comprehensive income, considering all cash flow hedge agreements to which we are a party, was not materially different from net income for either 2006 or 2007.

Considering our current balance of variable-rate debt (reduced by the $150.0 million of senior debt that effectively has a fixed interest rate until September 8, 2007), a change in the interest rate of 1% would change our interest expense by approximately $2.3 million during the 12 months ending June 30, 2008.

ITEM 4.                     CONTROLS AND PROCEDURES

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of June 30, 2007, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2007 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HEADWATERS INCORPORATED

Date: August 7, 2007	By:	/s/ Kirk A. Benson
Kirk A. Benson, Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2007	By:	/s/ Scott K. Sorensen
Scott K. Sorensen, Chief Financial Officer
(Principal Financial Officer)