Form 10-K
period 2007-09-30
HEADWATERS INC
filed 2007-11-19
CIK 1003344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007,

or

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

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2007 was $898,235,976, based upon the closing price on the New York Stock Exchange reported for such date. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

The number of shares outstanding of the registrant’s common stock as of October 31, 2007 was 42,365,224.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be issued in connection with registrant’s annual meeting of stockholders to be held in 2008 are incorporated by reference into Part III of this Report on Form 10-K.

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

General Development of Business

Headwaters Incorporated (“Headwaters”) is a diversified company providing products, technologies and services in three industries: construction materials, coal combustion products (“CCPs”) and alternative energy. Headwaters uses technology to differentiate itself from competitors and to create value in its businesses.

In the construction materials segment, Headwaters designs, manufactures, and sells architectural stone and resin-based exterior siding accessories (such as window shutters) and other products. Headwaters believes that many of its branded products have a leading market position. Revenue from Headwaters’ construction materials businesses are diversified geographically and also by market, including the new construction, remodeling and home improvement markets.

In the CCP segment, Headwaters is a nationwide leader in the management and marketing of CCPs, including fly ash used as a substitute for portland cement. Headwaters believes it is uniquely positioned to manufacture an array of building materials that use fly ash, such as block, stucco, and mortar. Headwaters’ CCP business is comprised of a nationwide storage and distribution network and revenue is diversified geographically and by market.

In the alternative energy segment, Headwaters is focused on reducing waste and increasing the value of energy feedstocks, primarily in the areas of low-value coal and oil. In coal, Headwaters owns and operates several coal cleaning facilities that remove rock, dirt, and other impurities from waste or other low-value coal, resulting in higher-value, marketable coal. Headwaters also licenses technology and sells reagents to the coal-based solid alternative fuel industry. In oil, Headwaters believes that its heavy oil upgrading technology represents a substantial improvement over current refining technologies. Headwaters’ heavy oil upgrading process uses a liquid catalyst precursor to generate a highly active molecular catalyst to convert residual oil feedstocks into higher-value distillates that can be refined into gasoline, diesel and other products.

Headwaters’ Company History. Headwaters is incorporated in Delaware. Headwaters’ stock trades under the New York Stock Exchange symbol “HW.”

As used herein, “Headwaters,” “combined company,” “we,” “our” and “us” refer to Headwaters Incorporated and its consolidated subsidiaries, including Headwaters Energy Services Corp. and its subsidiaries; Headwaters Resources, Inc. and its subsidiaries; Headwaters Construction Materials, Inc. and its subsidiaries (including Eldorado Stone LLC and Tapco International Corporation and their subsidiaries and affiliates); Headwaters Heavy Oil, LLC; and Headwaters Technology Innovation, LLC; unless the context otherwise requires. As used in this report, “HES” refers to Headwaters Energy Services Corp., together with its consolidated subsidiaries and affiliates; “HRI” refers to Headwaters Resources, Inc. and its consolidated subsidiaries; “HCM” refers to Headwaters Construction Materials, Inc., together with its consolidated subsidiaries and affiliates (including “Eldorado”, which refers to Eldorado Stone LLC and its subsidiaries and affiliates; and “Tapco,” which refers to Tapco International Corporation and its subsidiaries); and “HTI” refers to Headwaters Technology Innovation Group, Inc. unless the context otherwise requires.

Construction Materials

Headwaters Construction Materials (“HCM”) produces construction materials that minimize waste, conserve natural resources, and/or use less energy in manufacturing or application. We operate leading businesses in manufactured architectural stone products and siding accessories (such as window shutters, gable vents, mounting blocks, simulated wood shake siding and composite roofing) and professional tools used in exterior residential remodeling and construction. We plan to expand the business organically and through small strategic acquisitions. Our manufactured stone and building accessories products have a national presence in commercial, residential and remodeling markets. HCM is also a leading supplier of concrete blocks and specialty blocks in Texas. We believe our traditional building products and new product offerings position HCM to participate in significant growth after the end of the current downturn in residential construction. We participate in two segments within the siding industry, manufactured stone and specialty siding, both of which we believe have growth potential in periods when the residential construction market improves. The construction markets are seasonal and the majority of our construction materials sales are in the residential construction market, which tends to slow down in the winter months.

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

Concrete Block. We are one of the largest manufacturers and sellers of concrete block in the Texas market, one of America’s largest block markets. Fly ash is used in the manufacturing process for concrete block, brick and foundation blocks. We also market mortar and stucco under the Best Masonry and Magna Wall® brands.

Flexcrete. HCM, in conjunction with the CCP group, is commercializing a new commercial and residential building product called Flexcrete™. FlexCrete is an aerated concrete product with approximately 50% fly ash content. We expect FlexCrete will offer advantages for construction, including ease of use, physical strength, durability, energy efficiency, fire resistance and environmental sensitivity.

Manufacturing

Headwaters’ architectural stone brands are currently manufactured through a network of eight plants strategically situated in proximity to customers. These locations allow for a high level of customer service, shorter lead times and lower freight costs. We also have a production contract with a facility in Tijuana, Mexico.

We conduct manufacturing, distribution and sales operations for resin-based accessories and ancillary products through eight facilities, which total approximately 985,000 square feet. Manufacturing assets include more than 100 injection molding presses, almost all of which are automated through robotics or conveyor systems which has reduced cycle times and helped reduce waste. Any nonconforming plastic parts are reused as raw material, further minimizing waste.

We operate three of the most modern concrete block and brick manufacturing facilities in the industry. Our block and brick operations are located to provide coverage of all the key metropolitan areas in Texas.

Distribution

Architectural stone is distributed throughout the United States and Canada primarily on a wholesale basis through a network of distributors, including masonry and stone suppliers, roofing and siding materials distributors, fireplace suppliers and other contractor specialty stores. Distribution for Eldorado Stone branded products is conducted at its manufacturing facilities and at three distribution centers.

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

Our resin-based products’ sales and marketing organization supports the one-step, two-step distribution, and retail channels through various networks of sales support that include almost 180 independent sales representatives and a small group of business development managers, regional sales managers and sales executives.

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

Major Customers

We have a large customer base for our construction products. Because primarily all of the one-and two-step distributors have multiple locations and each individual location generally has autonomy to stock various products from different suppliers, the number of ship-to locations is a better measure of the breadth of sales than is the total number of customers. In the residential home improvement and building products market, we have approximately 6,900 non-retail ship-to locations and approximately 8,900 retail ship-to locations for our products. Sales are broadly diversified across customers and ship-to locations. For fiscal 2007, three large customers together represented approximately 29% of total sales of our resin-based accessory products. None of our other construction materials lines had a customer representing over 10% of its product sales.

Sources of Available Raw Materials

We purchase cement, sand and aggregates as primary raw materials for our concrete-based products. We do not have long-term contracts for the supply of these materials. Worldwide demand for these materials has risen in recent years, as well as our costs to purchase raw materials. However, we have not suffered from any long-term shortages and believe that supplies will be adequate in the future.

The raw materials purchased for resin-based products include polypropylene and styrene pellets, and PVC. Polypropylene and styrene are purchased primarily from single (separate) suppliers. From time to time, prices for some of the raw materials used in production/assembly processes fluctuate significantly. Although we do not have any contracts with suppliers and purchase supplies on a purchase order basis, we occasionally make volume purchases of materials to lock in pricing.

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

Utilities produce CCPs year-round, including in the winter when demand for electricity increases in many regions. In comparison, sales of CCPs and construction materials produced using CCPs are keyed to construction market demands that tend to follow national trends in construction with predictable increases during temperate seasons. CCPs must be stored, usually in terminals, during the off-peak sales periods as well as transported to where they are needed for use in construction. In part because of the cost of transportation, the market for CCPs used in construction is generally regional, although we ship products significant distances to states such as California and Florida that have limited coal-fueled electric utilities producing high quality CCPs. We enjoy advantages in both logistics and sales from our status as the largest manager and marketer of CCPs in the United States. We maintain 26 stand-alone CCP distribution terminals across North America, as well as approximately 100 plant-site supply facilities. We own or lease approximately 1,670 rail cars and more than 200 trucks, and also contract with other carriers so that we can meet our transportation needs for the marketing and disposal of CCPs. In addition, we have more than 50 area managers and technical sales representatives nationwide to manage CCP customer relations.

The benefits of CCP use in construction applications include improved product performance, cost savings and positive environmental impact. Fly ash improves both the chemical and physical performance of concrete, decreasing permeability and enhancing durability. When fly ash is used in concrete it also provides environmental benefits. In addition to conserving landfill space, fly ash usage conserves energy and reduces green house gas emissions. According to the U.S. Environmental Protection Agency (EPA), one ton of fly ash used as a replacement for portland cement eliminates approximately one ton of carbon dioxide emissions associated with cement production. The value of utilizing fly ash in concrete has been recognized by numerous federal agencies, including the United States Department of Energy (DOE) and the EPA, which has issued comprehensive procurement guidelines directing federal agencies to utilize fly ash. The EPA has also created the Coal Combustion Products Partnership (“C2P2”) to promote national CCP utilization. Almost all states specify or recommend the use of fly ash in state and federal transportation projects.

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

New Technologies for CCP Utilization. In an effort to maximize the percentage of CCPs marketed to end users and to minimize the amount of materials disposed of in landfills, our research and development activities focus on expanding the use of CCPs by developing new products that utilize high volumes of CCPs. For example, through these research and development activities, we developed two products to utilize the fly ash generated at fluidized bed combustion (FBC) power plants, which is generally unsuitable for use in traditional concrete applications. Stabil-Mix, a mixture of fly ash and lime used primarily for roadbed stabilization, can be custom blended for optimum results in varying soil conditions. Pozzalime takes advantage of the lower SO3 and free lime content of some sources of FBC ash to create a product ideally suited for use as a cement replacement in the manufacture of concrete masonry units.

Technologies to Improve Fly Ash Quality. We have also developed technologies that maintain or improve the quality of CCPs, further expanding and enhancing their marketability. Utilities are switching fuel sources, changing boiler operations and introducing activated carbon and ammonia into the exhaust gas stream in an effort to decrease costs and/or to meet increasingly stringent emissions control regulations. All of these factors can have a negative effect on fly ash quality, including an increase in the amount of unburned carbon in fly ash and the presence of ammonia slip. We are attempting to address these challenges with the development and/or commercialization of two technologies: carbon fixation, which pre-treats unburned carbon particles in fly ash in order to minimize the particles’ adverse effects, and ammonia slip mitigation, which counteracts the impact of ammonia contaminants in fly ash.

Sources of Available Raw Materials

Coal is the largest indigenous fossil fuel resource in the United States. The DOE estimates that in 2006 annual coal production was in excess of 1.11 billion tons. About 92% of all coal consumed in the United States was for electrical power generation. The DOE further estimates that 2006 U.S. coal consumption for electrical power generation was slightly more than one billion tons. Coal serves as a primary resource for baseline electricity production in the United States and is used to produce approximately half of the electricity generated in the United States. The combustion of coal results in a high percentage of residual materials which serve as the “raw material” for the CCP industry. According to the American Coal Ash Association, in 2006, about

54.2 million tons of CCPs were beneficially used in the United States of the approximately 124.8 million tons generated. This provides for opportunities for continuing increases in CCP utilization. As long as a significant amount of electricity in this country is generated from coal-fueled generation, we believe that there will be significant supplies of CCP raw materials. However, as Clean Air Act rules are implemented, the efforts of coal-fueled electric power producers to comply with tighter emissions requirements may have an adverse effect on supplies of fly ash suitable for use as a substitute for portland cement (see “Regulation”).

Alternative Energy

In alternative energy, Headwaters is focused on reducing waste and increasing the value of energy feedstocks, primarily in the areas of low-value coal and oil. Headwaters Energy Services Corp. (“HES”) uses coal cleaning processes that upgrade low value or waste coal by separating ash from the carbon. The resultant coal product is lower in ash, including sulfur, mercury and other impurities, and higher in Btu value. We also develop and commercialize technologies to convert or upgrade fossil fuels into higher-value products, including direct coal liquefaction, the conversion of gas-to-liquid fuels, and heavy oil upgrading. Additionally, HES owns 51% and operates a 50 million gallon per year corn-to-ethanol facility near Underwood, North Dakota.

The legacy business of HES, ending as of January 2008, has been, we believe, the market leader in enhancing the value of coal used in power generation through licensing technologies and selling chemical reagents that convert coal into a solid alternative fuel. This solid alternative fuel has qualified for tax credits under Section 45K of the Internal Revenue Code based upon the Btu content of the alternative fuel produced and sold. The sale of qualified alternative fuel has enabled facility owners who comply with certain statutory and regulatory requirements to claim federal tax credits under Section 45K, which expires on December 31, 2007.

Principal Products and their Markets

We own and develop coal cleaning facilities. We are currently operating three coal cleaning facilities and nine additional coal cleaning facilities are in various stages of acquisition, planning, development, and construction. We estimate that we have access to 240 million tons of waste and low value coal material which we have access to under contract in various coal regions around the country. We are actively negotiating for the rights to process another 335 million tons. These facilities will provide HES with an opportunity to reduce sulfur oxides (SOx), nitrogen oxides (NOx) and mercury emissions from coal, greatly increasing coal’s cleanliness and usability. The cleaned coal product is comparable to high value run of mine coal products. The cleaned coal is expected to be sold primarily to electric power plants, but can also be sold to other industrial users of coal, and in certain cases, as a metallurgical grade coal to coke producers. We anticipate that the sale of the cleaned coal product will generate a refined coal tax credit for Headwaters under section 45 of the Internal Revenue Code in circumstances where the requirements of section 45 can be met. To date, sales of the cleaned coal product have been modest, but are expected to increase substantially in 2008 as additional production facilities begin operation.

In 2006 Headwaters entered into a joint venture with Great River Energy (“GRE”) of Elk River, Minnesota to develop and construct a 50 million gallon-per-year ethanol production facility. The joint venture is named Blue Flint Ethanol, LLC and is owned 51% by HES and 49% by GRE (however both partners have equal voting rights and control over the joint venture). The Blue Flint production facility is located at the GRE Coal Creek pulverized coal electric power station near Underwood, North Dakota. Coal Creek station supplies steam, water and other services to Blue Flint. HES operates the facility. The facility began ethanol production in February 2007. Blue Flint purchases corn as the primary feedstock for the operation and sells ethanol and distiller’s grain products. Blue Flint customers use ethanol as a blending feedstock for gasoline and distiller’s grain as feed for livestock.

HES began its business with the development and commercialization of technologies that interact with coal-based feedstocks to produce a solid alternative fuel intended to be eligible for Section 45K (formerly Section 29)

tax credits. Since the tax credits will expire at the end of 2007 and have been subject to phase out as a result of higher oil prices (see “Risk Factors”), our strategy has been to develop new alternative fuel business by taking advantage of our expertise.

New Business Opportunities

As part of our alternative energy strategy, we are developing the following businesses and technologies:

Heavy Oil Upgrading Technology. We hold an exclusive, worldwide license to develop, market and sublicense a unique heavy oil upgrading technology for the catalytic hydrocracking of heavy residual oils such as petroleum vacuum residue (so-called “bottom of the barrel”) and tar sand bitumen into lighter, more valuable petroleum materials. The proprietary HCAT™ process uses a highly active, molecular-scale catalyst to efficiently convert heavy oils, including the asphaltenic components, which are generally considered the most difficult to process. In early 2006, we announced the completion of the first commercial scale demonstration of the heavy oil upgrading technology at a large commercial refinery. Later in 2006, we completed a second refinery test of this technology. In 2007 we signed an agreement to sell the HCAT catalyst precursor material and license the associated process to a petroleum refiner, subject to the successful completion of its own commercial trial. In 2008, we plan to continue discussions with operators of several heavy oil upgrading facilities (in the U.S. and overseas) to explore how the addition of this technology to their existing refineries could increase product yields and reduce downtime caused by equipment fouling with minimal modifications to the existing facilities.

Hydrogen Peroxide. In September 2004, we entered into a joint venture with Evonik Industries (formerly Degussa AG), located in Essen, Germany, to develop and commercialize a process for the direct synthesis of hydrogen peroxide, or H2O2. The venture aims to develop or invest in large facilities to produce low-cost hydrogen peroxide for chemical intermediates. High-volume producers will be able to use the H2O2 from these facilities to produce intermediates such as propylene oxide (PO). Subject to terms and conditions of the agreement, the joint venture is responsible for development of manufacturing facilities. In October 2005, the joint venture announced the success of pilot plant operations. In October 2007, a demonstration plant in Germany was completed and began startup operations. Demonstration plant operations are anticipated to be completed in early 2008. This demonstration plant is intended to provide performance data relative to large scale operations, a prerequisite for engineering a commercial scale H2O2 project. In September 2006, we and Evonik acquired a hydrogen peroxide plant in Korea to provide hydrogen peroxide to SKC Chemicals for use in the manufacture of PO. The joint venture plans to expand the Korea facility to ultimately demonstrate the direct synthesis of hydrogen peroxide technology on a commercial scale. The joint venture is developing plans and exploring markets to build additional hydrogen peroxide production facilities in other strategic locations to help meet the expected world-wide growth in demand for H2O2 as a chemical intermediate.

Coal Liquefaction. We have technologies for producing liquid fuels from coal. One of these technologies was evaluated during 2005 in a commercial pre-feasibility study commissioned by Oil India Limited, a Government of India enterprise. In October 2007 Headwaters announced that Oil India has begun a 16 month second phase of its feasibility analysis. Oil India is a public sector company engaged in energy services in the Assam Region of northeastern India, an area rich in natural resources but distant from established oil refining operations. HES believes that its direct coal liquefaction (“DCL”) technology may assist Oil India in converting the Assam region’s abundant and soluble coal into transportation fuels. The technology involved encompasses some of the same elements that the Shenhua Group, China’s largest coal company, licensed from an HES affiliate in 2004 for a DCL project in Majiata, China. We have entered into agreements with the government of the Philippines and with a private company in China, for feasibility and pilot plant studies related to site-specific applications of our coal-to-liquids technologies.

In 2007 HES announced a joint venture with Great River Energy (GRE) and The North American Coal Corporation (NAC) to investigate the potential and to perform a pre-feasibility study for a coal-to-liquid plant located at the NAC Falkirk Coal Company near Underwood, North Dakota. The partners have formed American

Lignite Energy (ALE) to pursue this project. Matching funds from the state of North Dakota in the amount of $10 million dollars have been secured by ALE. Up to $1.7 million may be used by ALE in the performance of the pre-feasibility work for the project. The remaining funds may be used to pursue project engineering should a decision be made to continue work following a positive economic evaluation in the first quarter of 2008 calendar year.

Section 45K Business

The HES legacy business of licensing technologies and selling chemical reagents to produce solid alternative fuel from coal ends as of December 31, 2007. Our approximately 35 licensees and customers have included electric utility companies, coal companies, financial institutions and other major businesses in the United States. License agreements have provided a quarterly earned royalty fee generally set at a prescribed dollar amount per ton or a percentage of the tax credits earned by the licensee, in addition to sales revenues from proprietary latex-based chemicals manufactured and drop shipped for us by Dow Reichhold Specialty Latex LLC. Our licensees and customers have obtained raw coal supplies for processing at their facilities and have in turn sold the alternative fuel produced to end users, primarily coal-fueled electricity generating facilities. License agreements have a term ending as of January 1, 2008, the date on and after which tax credits may not be claimed under Section 45K.

During 2006, industry production of solid alternative fuel was severely curtailed or stopped during the months of highest oil prices as facility owners evaluated the effect of oil prices on the statutory phase-out of Section 45K tax credits. Some producers have indicated that they will cease production in the last calendar quarter of 2007 because of high oil prices. Most producers hedged against high oil prices for 2007, permitting continued production even in periods of high oil prices.

Segments and Major Customers

Headwaters operates in three business segments, construction materials, CCPs and alternative energy. Additional information about segments is presented in Note 3 to the consolidated financial statements. No customer accounted for more than 10% of total revenue from 2005 through 2007.

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

We are also conducting laboratory testing on the application of the technology to volatile organic compound oxidation, high performance catalysts for fuel cells, and production of nanomaterials and nanofillers such as carbon nanospheres. We do not necessarily plan to commercially produce all of these products in their highly competitive and regulated industries but we are exploring partnerships to develop, manufacture and market nanocatalysts and other products.

The following table presents Headwaters’ approximate research and development expenses for the past three years.

2005	$12.6 million
2006	$13.5 million
2007	$17.7 million

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

Alternative Fuels. With respect to its coal cleaning activities, HES faces competition from numerous operators of run-of-mine coal preparation facilities, some of which also co-produce product from waste / low value coal streams. Our coal-based solid alternative fuel business also competes with other technology providers, manufacturers of chemical reagents, as well as traditional coal and fuel suppliers. Further, many industrial coal users are limited in the amount of cleaned coal and alternative fuel product they can purchase from HES or its licensees because they have committed to purchase a substantial portion of their coal requirements through long-term contracts for run-of-mine coal. Our Blue Flint ethanol plant will experience significant competition from many producers of ethanol and other biofuels throughout the United States.

Our heavy oil upgrading, coal liquefaction and catalyst technologies also experience competition from many of the world’s major petroleum, chemical and energy companies. Those companies are actively engaged in research and development activities and have greater financial, management and other resources than we have.

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

Alternative Energy. We believe HES is emerging as a leader in upgrading waste and other low value coal into usable feedstock for the steam coal market. However, we will have competition from other coal producers, including traditional run-of-mine suppliers that are well financed and more experienced. HES enjoys the benefits of a leading market position in its Section 45K licensing and reagent sales businesses, although Section 45K tax credits will expire at the end of calendar 2007. From a broader alternative fuel industry perspective, HES suffers from greater dependence on United States tax policy and administration than some competitors in coal supply and alternative fuels.

Our Blue Flint ethanol facility is a low-cost producer of ethanol due to its unique process configuration. Nevertheless, we produce a small fraction of the total ethanol produced in the U.S., with additional producers completing new facilities each year.

Most of our business units are experiencing greater competition for key raw materials including cement, aggregates, styrene, polypropylene and latex. This competition has contributed to shortages and price increases for raw materials used by us.

Intellectual Property

Headwaters has approximately 170 U.S. and foreign counterpart patents and approximately 294 U.S. and foreign counterpart patents pending. Additionally, Headwaters has approximately 134 U.S. and foreign trademarks and 128 U.S. and foreign trademark applications pending.

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

Regulation

Environmental. Our operations and those of our suppliers and customers involved in coal-based energy generation, primarily utilities, are subject to federal, state and local environmental regulation. Our coal-based operations and those of our licensees are subject to federal, state and local environmental regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of waste products, which add to the cost of doing business and expose us to potential fines for non-compliance. Moreover, in order to establish and operate the coal cleaning and synthetic fuel plants, power plants and operations to collect and transport CCPs and bottom ash, we and our licensees and customers have obtained various state and local permits and must comply with processes and procedures that have been approved by regulatory authorities. Compliance with permits, regulations and the approved processes and procedures help protect against pollution and contamination and are critical to our business. Any failure to comply could result in the issuance of substantial fines and penalties and cause us to incur environmental liabilities.

We believe that all required permits to construct and operate coal cleaning and solid alternative fuel facilities have been or will be obtained and believe the facilities are in substantial compliance with all relevant laws and regulations governing alternative fuel and coal cleaning operations.

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

In addition, the 1990 Clean Air Act Amendments require a study of utility power plant emissions of certain toxic substances, including mercury, and direct the EPA to regulate emissions of these substances, if warranted. In 2005, the EPA published (1) a finding determining not to regulate electric utility steam generating units under the hazardous air pollutants provisions; (2) the final Clean Air Mercury Rule, for reducing mercury emissions from new or reconstructed coal-burning power plants; and (3) the Clean Air Interstate Rule, which would require coal-burning power plants to upgrade their facilities to reduce emissions of sulfur dioxide and NOx and which, the EPA determined, would also contribute to reduction of mercury emissions as a co-benefit. Taken together, these rules, if they are implemented in their current form, could result in reduced use of coal if utilities switch to other sources of fuel. However, these rulemakings are currently being challenged in litigation. In light of the ongoing litigation, one or more of these rules ultimately may be revised in ways that cannot presently be anticipated.

Coal-fueled boilers have been impacted by regulations under the 1990 Clean Air Act Amendments, which established specific emissions levels for SOx and NOx in order to reduce acid rain. These emissions levels have required utilities to undertake many of the following changes: change their fuel source(s), add scrubbers to capture SOx, add new boiler burner systems to control NOx, add or modify fuel pulverizers/air handling systems to control NOx, introduce flue gas conditioning materials to control particulate emissions in conjunction with meeting SOx emissions targets and in some very isolated cases shut down a plant. All of these requirements can impact the quantity and quality of CCPs produced at a power plant, can add to the costs of operating a power plant and, depending on the requirements of individual state implementation plans, could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future. Furthermore, the Clean Air Mercury Rule could result in implementation of additional technologies at power plants that could negatively affect fly ash quality. For example, activated carbon may be injected into power plant exhaust gas to capture mercury emissions. If carbon is collected with the fly ash as a result of this emissions treatment process, it may make the fly ash undesirable for concrete. Carbon removal processes are technically challenging and expensive.

In 2007, the United States Supreme Court found that the EPA has authority under the Clean Air Act to regulate greenhouse gases that can contribute to global climate change, and that carbon dioxide qualifies as an “air pollutant” as defined in that Act. This decision may lead to EPA establishment of a national ambient air quality standard for CO2. In addition, the widespread interest in greenhouse gases and climate change could separately lead to other EPA or state regulation of CO2 or other greenhouse gases, including EPA regulation under the new source performance standards or through major source construction and operating permits. These developments may lead to further regulation of coal-fired boilers to reduce emissions of greenhouse gases, with unknown impacts on the availability of CCPs.

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

Materials sold by HRI vary in chemical composition. Fossil fuel combustion wastes have been excluded from regulation as “hazardous wastes” under subtitle C of the Resource Conservation and Recovery Act. However, EPA has determined that national regulations under subtitle D of the Resource Conservation and Recovery Act dealing with state and regional solid waste plans are warranted for coal combustion byproducts disposed of in landfills or surface impoundments, or used to fill surface or underground mines. Although the EPA previously announced plans to publish proposed rules for CCPs generated by commercial electric power producers in May 2007, EPA has now delayed that action to an unspecified future date, and issued a notice of data availability in August 2007 to obtain comments on the development of future regulations. In addition, the Office of Surface Mining Reclamation and Enforcement is planning to revise its regulations to provide for the placement of coal combustion byproducts as part of surface coal mining and reclamation operations permitted under title V of the Surface Mining Control and Reclamation Act. These proposed rules could make coal burning more expensive or less attractive to HRI’s utility clients. HRI manages a number of landfill and pond operations that may be affected by EPA’s proposed regulations. In most of these operations the permitting is contractually retained by the client and the client would be liable for any costs associated with new permitting requirements. The effect of such regulations on HRI cannot be completely ascertained at this time.

Headwaters’ CCP business is engaged in providing services at one landfill operation that is permitted and managed as a hazardous waste landfill. We provide the services necessary to landfill the client’s hazardous wastes and operate certain in-plant equipment and systems for the client.

CCPs may contain small concentrations of metals that are considered as “hazardous substances” under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Land application of CCPs is regulated by a variety of federal and state statutes, which impose testing and management requirements to ensure environmental protection. Under limited circumstances, mismanagement of CCPs can give rise to CERCLA liability.

A number of agencies are studying the issue of nanotechnology, including the National Toxicology Program, the National Institute for Safety and Health, and the EPA. Many of these efforts are being coordinated through the interagency Nanoscale Science, Engineering and Technology subcommittee of the White House Office of Science and Technology Policy, National Science and Technology Council. Nanoscale materials have been nominated to the National Toxicology Program for toxicological evaluation. The National Institute for Safety and Health, the EPA and the National Science Foundation are seeking applications for research proposals on the potential implications of nanotechnology and manufactured nanomaterials on human health and the environment. The Agency for Toxic Substances and Disease Registry has proposed to evaluate nanomaterials for development of a toxicological profile pursuant to CERCLA. In addition, EPA is studying how nanomaterials should be approached under existing laws, such as the Toxic Substances Control Act, and whether new regulations may be needed. One or more of these efforts may eventually result in regulations which potentially could affect our business in the area of nanotechnology. In February 2007, EPA issued a Nanotechnology White Paper, which contains recommendations for research on risks and potential exposure pathways for nanomaterials, but does not indicate how EPA may eventually regulate such materials. In July 2007, EPA announced the development of a voluntary Nanoscale Materials Stewardship Program under the Toxic Substances Control Act (TSCA) and invited comment on two documents, “Concept Paper for the Nanoscale Materials Stewardship Program under TSCA” and “TSCA Inventory Status of Nanoscale Substances—General Approach.” One example of a voluntary effort is the June 2007 Nano Risk Framework, a tool for evaluating and addressing the potential risks of nanoscale materials, jointly developed by DuPont and Environmental Defense. While these developments demonstrate increasing interest in this area, at this time, it is not possible to say more precisely whether and what form of nanotechnology regulations may be adopted and how they may affect our business.

We have constructed an ethanol production facility, Blue Flint Ethanol, LLC, located at the GRE Coal Creek pulverized coal electric power station near Underwood, North Dakota. The ethanol industry sector manufactures ethanol, principally from industrial corn. Ethanol production facilities can emit volatile organic compounds and carbon monoxide into the air. In 2002, the EPA began investigating a suspected pattern of noncompliance with the Prevention of Significant Deterioration/New Source Review requirements of the Clean Air Act within the ethanol industry. The Clean Air Act’s New Source Review program requires a source to install pollution controls and undertake other preconstruction obligations to control air pollution emissions. Subsequent investigations of several companies in the ethanol industry found them to be in violation for failure to obtain either Prevention of Significant Deterioration or minor source permits for new construction and/or modifications made at their facilities. The EPA has negotiated consent decrees with several companies to bring their ethanol plants into compliance with the air pollution requirements. In May 2007, EPA revised its permitting rules to raise the threshold for ethanol plants from 100 tons per year to 250 tons per year. This change means fewer facilities may trigger the major source permitting requirements. EPA has been sued over this regulation, and the case is still pending. Our ethanol production facility is subject to air pollution permitting and emission control regulatory requirements.

Section 45. Our coal cleaning business is subject to compliance with the terms of Section 45 of the Internal Revenue Code for the production and sale of refined coal.

The term “refined coal” means a fuel which (i) is a liquid, gaseous, or solid fuel produced from coal (including lignite) or high carbon fly ash, including such fuel used as a feedstock, (ii) is sold by the taxpayer with the reasonable expectation that it will be used for purpose of producing steam, (iii) is certified by the taxpayer as resulting (when used in the production of steam) in a reduction of at least 20 percent of the emissions of nitrogen oxide and either sulfur dioxide or mercury released when burning the refined coal (excluding any dilution caused by materials combined or added during the production process), as compared to the emissions released when burning the feedstock coal or comparable coal predominantly available in the marketplace as of January 1, 2003, and (iv) is produced in such a manner as to result in an increase of at least 50 percent in the market value of the refined coal (excluding any increase caused by materials combined or added during the production process), as compared to the value of the feedstock coal. In order to qualify for the Section 45 tax credits, the refined coal facility must be placed in service before January 1, 2009. In addition, a refined coal production facility does not include any facility the production from which is allowed as a credit under Section 45K.

Section 45 currently provides a tax credit of $5.877 per ton of refined coal produced by the taxpayer at a refined coal facility during the 10-year period beginning on the date the facility was originally placed in service and sold by a taxpayer to an unrelated party during such 10-year period. The credit amount is adjusted each year for inflation. The tax credit is also subject to phase out to the extent that “reference price” of the fuel used as feedstock exceeds the reference price for fuel in 2002 ($31.90) multiplied by the inflation adjustment factor for the applicable calendar year times 1.7. The reference price for fuel used as feedstock for refined coal for 2007 is $48.35. Because this amount did not exceed $31.90 times 1.3433 times 1.7 ($72.85), no phase out of the credit is applicable for calendar year 2007.

Section 45K. Our coal-based solid alternative (or synthetic) fuel business has been subject to compliance with the terms of Section 45K (formerly Section 29) of the Internal Revenue Code. By law, Section 45K tax credits for alternative fuel produced from coal expire on December 31, 2007.

Tax credits claimed by an alternative fuel plant operator are phased out prior to their scheduled expiration date of December 31, 2007, if the “reference price” of oil exceeds the lower end of a phase out range, and are eliminated entirely if the reference price exceeds the higher end of that range, with the beginning and end of the range being adjusted annually for inflation. Because the calendar year 2005 reference price of oil was below the bottom end of the range, there was no phase-out of the credit for qualified fuel sold in 2005. However, for calendar year 2006, the reference price for oil exceeded the bottom end of the range, and the phase out for the credit for qualified fuel sold in 2006 was 33%. For calendar 2007, we estimate that the phase-out range (computed by increasing the 2006 inflation adjustment factor by 2%) begins at $56.16 and completes phase-out at $70.50 per barrel. While the calendar 2007 phase-out percentage can not be finalized at the current time, as of September 30, 2007, an estimated phase-out percentage of 54% is our best estimate of what the phase-out percentage for calendar 2007 would be, using available information as of that date. As of October 31, 2007, the estimated phase-out percentage for calendar 2007 would be approximately 70%. The reference price of oil and the inflation adjustment factor are determined annually (and released in the first week of April for the previous year), while the predetermined oil price range is fixed, but adjusted annually for inflation. The reference price of oil is defined as the U.S. Energy Information Agency’s estimate of the annual average wellhead price per barrel for all domestic crude oil not subject to regulation by the U.S. Tax credits are usually claimed by corporations according to the tax year in which the alternative fuel is actually produced and sold, which may be different than the calendar year. There are approximately 24 states/regions that comprise the U.S. average crude oil price as determined by the United States Energy Information Administration, with western U.S. crude oil prices often significantly lower than other, more recognized crude oil types.

In June 2003, the Internal Revenue Service (IRS) stated, in summary, that it “has had reason to question the scientific validity of test procedures and results that have been presented as evidence that fuel underwent a significant chemical change, and is currently reviewing information regarding these test procedures and results.” In October 2003, the IRS stated in summary that it continued to question whether processes it had approved produced the necessary level of chemical change required under Section 45K and a related revenue ruling. Nonetheless, the IRS indicated that the industry’s chemical change test procedures and results were scientifically valid if applied in a consistent and unbiased manner. The IRS expressed continuing concerns regarding the sampling and data/record retention practices prevalent in the alternative fuels industry.

We and our licensees are subject to audit by the IRS. The IRS may challenge whether we or our licensees satisfy the requirements of Section 45K, or applicable PLRs, including placed-in-service requirements, or may attempt to disallow Section 45K tax credits for some other reason. The IRS has initiated audits of us and certain licensee-taxpayers who claimed Section 45K tax credits, and the outcome of any such audit is uncertain. The inability of a licensee to claim Section 45K tax credits would reduce our future income from the licensee.

Employees

Headwaters employs approximately 3,900 full-time employees. There are approximately 104 employees in Headwaters’ corporate administration. Forty-one of Headwaters’ employees work under collective bargaining agreements. The following table lists the approximate number of employees by business unit:

HCM	2,836
HRI	740
HES	130
HTI	72

ITEM 1A.	RISK FACTORS

Risks Relating to Our Business

Because the markets for our construction materials products are heavily dependent on the residential construction and remodeling market, our revenues could decrease as a result of events outside our control that impact home construction and home improvement activity.

There has been a severe slowing in 2007 of new housing starts and in home sales generally. Bank foreclosures have put a large number of homes into the market for sale, effectively limiting some of the incentives to build new homes. While our construction materials business relies upon the home improvement and remodeling markets as well as new construction, we have experienced a slow down in sales activity in 2007. Interest rate hikes, limits on credit availability, further foreclosures and an oversupply of homes for sale in the market may adversely affect homeowners’ ability or desire to engage in construction or remodeling, resulting in a continued or further slowdown in new construction or remodeling and repair activities, which may materially adversely affect our revenues.

The construction markets are seasonal. The majority of our construction materials sales are in the residential construction market, which tends to slow down in the winter months. If there is more severe weather than normal, or other events outside of our control, there may be a negative effect on our revenues if we are not able to increase market share.

Our construction materials business has been strengthened by the sales growth of new products. If we are unable to continue to successfully expand our new product sales, our revenue growth may be adversely affected.

Headwaters’ growth strategy includes the introduction of new construction material products into HCM’s sales, marketing, and distribution systems. We have had success increasing our revenues in part because of sales in new product categories. If we are unable to sustain new product sales growth, HCM sales may more closely follow the general industry slow down in new residential construction and remodeling activity, which will negatively affect our revenue and growth.

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

Certain of Tapco’s products, which provide a majority of Tapco’s revenues, are manufactured from polypropylene, which material is sold to Tapco by a single supplier. The price of polypropylene is primarily a function of manufacturing capacity, demand and the prices of petrochemical feedstocks, crude oil and natural gas liquids. Historically, the market price of polypropylene has fluctuated, and significantly increased in 2007. A significant increase in the price of polypropylene that cannot be passed on to customers could have a significant adverse effect on our net income. There is no long-term contract with Tapco’s polypropylene supplier. Tapco does not maintain large inventories of polypropylene and alternative sources meeting Tapco’s requirements could be difficult to arrange in the short term. Therefore, Tapco’s manufacturing and ability to provide products to its customers could be materially disrupted if this supply of polypropylene was interrupted for any reason. Such an interruption and the resulting inability to supply Tapco’s customers with products could adversely impact Tapco’s revenues and potentially our relationships with Tapco’s customers.

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

Three of Tapco’s customers together accounted for approximately 29% of its revenues in its fiscal year ended September 30, 2007. There are no long-term contracts in place with these customers. Accordingly, a loss of or significant decrease in demand from these customers would have a material adverse effect on Tapco’s business.

If HRI’s coal-fueled electric utility industry suppliers fail to provide HRI with high-value CCPs because of environmental regulations or otherwise, HRI’s costs could increase and supply could decrease, hindering growth or decreasing our revenue.

HRI relies on the production of CCPs by coal-fueled electric utilities. HRI has occasionally experienced delays and other problems in obtaining high-value CCPs from its suppliers and may in the future be unable to obtain high-value CCPs on the scale and within the time frames required by HRI to meet its customers’ needs. The Clean Air Mercury Rule implemented under the 1990 Clean Air Act Amendments may result in the implementation of additional technologies at power plants to reduce mercury emissions that could negatively affect fly ash quality. For example, activated carbon may be injected into power plant exhaust gases to capture mercury. This process may increase the carbon collected with the fly ash and may make the fly ash undesirable for concrete. Carbon removal processes are technically challenging and expensive. If HRI is unable to obtain CCPs or if it experiences a delay in the delivery of high-value or quality CCPs, HRI will have a reduced supply of CCPs to sell or may be forced to incur significant unanticipated expenses to secure alternative sources or to otherwise maintain supply to its customers. Moreover, its revenues could be adversely affected if CCP sales volumes cannot be maintained or if customers choose to find alternatives to HRI’s products.

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

An estimated 76% of HRI’s revenues for the fiscal year ended September 30, 2007 were derived from the sale of fly ash as a replacement for portland cement in concrete products. At times, there may be an overcapacity of cement in regional markets, causing potential price decreases. The markets for HRI’s products are regional, in part because of the costs of transporting CCPs, and HRI’s business is affected by the availability and cost of competing products in the specific regions where it conducts business. If competing products become available at prices equal to or less than fly ash, HRI’s revenues and net income could decrease.

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

The profitability of HES depends upon the operational success of a new business.

Because of the end of HES’s legacy synthetic fuel licensing and chemical reagent sales business as of December 31, 2007, HES began development of its new coal cleaning business. During 2007, HES completed construction on three coal cleaning facilities and began operations. We have plans to develop additional coal cleaning facility operations during 2008. To successfully operate its facilities, HES must produce and market a quality fuel, addressing operational issues including feedstock availability and cost, construction and operability of equipment, successful separation of minerals including ash, sulfur, and mercury, product moisture and Btu content, overall costs of operations, as well as marketing and sales of the finished product, which is generally of smaller particle size (“fines”) and which may be more difficult to sell than run-of-mine coal. This is a new business for HES, and to date, operations and sales have been modest. The profitability of HES depends on the ability of HES to increase production and sales of cleaned coal. If these facilities operate at low production levels or cannot produce fuel satisfactory to customers, revenues will be materially adversely affected.

HES may not qualify for tax credits under Section 45 of the Internal Revenue Code (“Section 45”) which will adversely affect our profitability.

Section 45 provides a tax credit for the production and sale of refined coal. To date, the Internal Revenue Service (“IRS”) has issued very little public guidance about how this tax credit program will be administered and the restrictions on the availability of such credits. Based on the language of Section 45, HES believes that its coal cleaning facilities will be eligible for Section 45 refined coal tax credits. However, the ability to claim tax credits is dependent upon a number of conditions, including, but not limited to:

•	Placing facilities in service on or before December 31, 2008;

•	Producing a fuel from coal that is lower in NOx and either SOx or mercury emissions by the specified amount as compared to the emissions of the feedstock;

•	Producing a fuel at least 50% more valuable than the feedstock; and

•	Sale of the fuel to a third-party for the purpose of producing steam.

The IRS may challenge section 45 tax credits claimed by HES on any one of these or other conditions. In addition, Congress may modify or repeal Section 45 so that these tax credits may not be available in the future. If HES is not successful in claiming Section 45 credits from its coal cleaning facilities, its profitability will be materially adversely affected.

When the tax credits under Section 45K (formerly Section 29) of the Internal Revenue Code (“Section 45K”) expire at the end of 2007, our profitability will be adversely affected.

HES has 28 licensed facilities using its coal-based synthetic fuel technologies. In addition, HES sells reagents used at approximately 35 facilities owned by our licensees and other customers. License fees and reagent sales accounted for approximately 25% of our total revenues in the fiscal year ended September 30, 2007 and a higher percentage of our net income. HES’s license fees and revenues from sales of chemical reagents depend on the ability of our licensees and customers to manufacture and sell qualified alternative fuels that generate tax credits. By law, Section 45K tax credits are not available for alternative fuel sold after December 31, 2007. In addition, there have been initiatives from time to time to consider the early repeal or modification of Section 45K. When Section 45K expires at the end of 2007 or if it is repealed or adversely modified, we believe that alternative fuel facilities will curtail production because alternative fuel operations will not be profitable absent the tax credits. When our licensees close their facilities after 2007 or if they reduce production activities sooner because of high oil prices, it will have a material adverse effect on amount, recognition and timing of our revenues and net income.

Section 45K tax credits are subject to phase-out if the unregulated average annual oil price reaches the IRS established phase-out range.

Tax credits claimed by an alternative fuel facility owner are reduced prior to their scheduled expiration on December 31, 2007 if the “reference price” of oil exceeds the lower end of a phase-out range, and are eliminated entirely if the reference price exceeds the higher end of that range, with the beginning and end of the range being adjusted annually for inflation. The reference price of oil is defined as the U.S. Energy Information Agency’s estimate of the annual average wellhead price per barrel for all domestic crude oil not subject to regulation by the United States. In April 2008, the IRS is expected to announce the reference price and the phase-out range of oil prices for calendar year 2007. For example, in April 2007, the IRS announced that the reference price for calendar 2006 was $59.69 per barrel and that the phase-out range for 2006 began at $55.06 per barrel and ended with a $0 tax credit at $69.12 per barrel. Because the calendar year 2006 reference price fell within the range, there was a 33% phase-out of the credit for qualified fuel sold in 2006.

For calendar 2007, Headwaters estimates that the phase-out range (computed by increasing the 2006 inflation adjustment factor by 2%) begins at $56.16 and completes phase-out at $70.50 per barrel. While the calendar 2007 phase-out percentage can not be finalized at the current time, Headwaters estimates that based on actual oil prices for January through September 2007 and published NYMEX oil prices for October through December 2007, a 54% phase-out would result. If the Section 45K tax credits are phased out in whole or in material part, the amounts and timing of recognition of Headwaters’ revenue, net income and cash flow will be severely affected.

The rising price of oil has had an impact on the decisions of facility owners concerning alternative fuel production in the last quarter of calendar year 2007. Headwaters and its licensees and customers closely watch oil price trends and will continue to consider whether or not to operate facilities depending upon their respective views of oil prices. Some facility owners have attempted to protect their positions by purchasing oil futures hedges and have requested that Headwaters share the cost of such hedges, while others have considered these actions too risky and expensive, and have elected to simply curtail or eliminate production based upon an assessment that high oil prices indicate phase-out likelihood. Because Headwaters believes that the 2007 reference price will be within the phase-out range, the effective tax rate was increased as a result of the estimated phase-out percentage. Decisions by our licensees or customers to curtail or eliminate production during the last quarter of calendar 2007 will affect profitability and cash flow, including the timing of recognition of revenue.

A significant increase in the price of petrochemical feedstocks used to make latex materials which are in turn used in the production of HES reagents that cannot be passed on to customers could have an adverse effect on net income. Further, HES depends upon a single supplier for the production of reagents, the interruption of which would materially disrupt HES’s ability to supply products to its customers, resulting in lost revenues.

HES reagents are manufactured from latex by a single supplier, Dow Reichhold LLC. The price of latex is primarily a function of manufacturing capacity, demand and the prices of petrochemical feedstocks, crude oil and natural gas liquids. Historically, the market price of latex has fluctuated, and significantly increased in 2007. Some contracts allow cost pass through. Further significant increases in the price of latex that cannot be passed on to customers could have an adverse effect on our net income for the first quarter of fiscal 2008. HES does not inventory reagents for sale to customers and alternative sources meeting HES’s requirements would be difficult to arrange. Therefore, HES’s ability to provide reagents to its customers could be materially disrupted if the supply of reagents or feedstock latex materials were interrupted for any reason. Such an interruption and the resulting inability to supply HES’s customers with reagents could adversely impact HES’s revenues in fiscal 2008.

If the IRS challenges or disallows Section 45K tax credits claimed by Headwaters or our licensees, HES’s profitability may decrease because future production by these licensees may decrease.

The IRS may challenge whether HES or its licensees satisfy the requirements of Section 45K, or applicable PLRs, including placed-in-service requirements, or may attempt to disallow Section 45K tax credits for some other reason. The IRS has initiated audits of certain licensee-taxpayers who claimed Section 45K tax credits, and the outcome of any such audit is uncertain. In the event that tax credits are disallowed, licensees may seek recovery from HES for operational or other reasons, although we believe there would be no basis for such claims.

The availability and price of corn purchased by Blue Flint Ethanol, LLC (“BFE”) can be affected by weather, disease, demand from other users of corn, government programs and other factors beyond BFE’s control. In addition, fluctuations in ethanol prices could adversely affect BFE’s ethanol revenues.

BFE, our joint venture with GRE to produce ethanol from corn, began production in the first quarter of calendar 2007. The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather, plantings, crop disease, demand for corn from other users, government farm programs and policies, changes in demand resulting from population growth, and production of similar and competitive crops. These factors have historically caused volatility in corn prices, demand and supplies and, consequently, cause volatility in BFE’s operating results. Increased demand and/or reduced supply of corn adversely affects our profitability by increasing the cost of raw materials used in BFE’s operations.

The ethanol and biodiesel industry in the U.S. has grown rapidly over the last few years and our success will depend on whether demand for ethanol increases concurrently or if the increased production results in excess capacity. Currently, it appears that the ethanol industry is producing product in excess of the market’s ability to blend, store, transport, sell and deliver ethanol-based fuels. This excess supply is putting downward pressure on the sales prices for ethanol to producers, and could adversely affect BFE’s revenues and operating results.

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

Our growth requires continued investment of capital. If we cannot invest additional capital into new and existing businesses, we may not be able to sustain or increase our growth.

Our operations require both maintenance and growth capital. A key part of our business strategy has been to expand through complementary acquisitions, which has required significant capital. In addition, commercialization of our energy technologies, such as coal cleaning and heavy oil upgrading, has required and will require significant debt and equity commitments. In 2007, we made significant investments in coal cleaning facilities and to secure coal feedstocks, financed with equity, debt, and other arrangements, and we expect to make additional such investments in 2008 and in future years. If we do not have sufficient capital to make equity investments in new projects and/or cannot find acceptable sources of debt financing, our growth may suffer.

Our construction materials and CCP businesses also require significant capital expenditures. Our senior secured credit facilities limit capital expenditures for all of Headwaters to approximately $100.0 million plus the carryover of $70.4 million from fiscal 2007 and prior years for fiscal year 2008. We believe that we will need substantially all of this capital expenditure limitation in fiscal year 2008 for maintenance, growth of existing businesses and new growth initiatives.

Headwaters is conducting business in China and other foreign countries, where intellectual property and other laws, as well as business conditions, may leave our intellectual property, products and technologies vulnerable to duplication by competitors and create uncertainties as to our legal rights against such competitors’ actions.

Headwaters has and is expected to continue to license or otherwise make its technology, including its nanotechnology, heavy oil upgrading and coal liquefaction technology, available to entities in China and other foreign countries. There is a risk that foreign intellectual property laws will not protect our intellectual property to the same extent as under United States laws, leaving us vulnerable to competitors who may attempt to copy our products, processes or technologies. Further, the legal system of China is based on statutory law. Under this system, prior court decisions may be cited as persuasive authority but do not have binding precedential effect. Since 1979, the Chinese government has been developing a comprehensive system of commercial laws and considerable progress has been made in the promulgation of laws and regulations dealing with economic matters, such as corporate organization and governance, foreign investment, commerce, taxation and trade. As these laws, regulations and legal requirements are relatively new and because of the limited volume of published case law and judicial interpretations and the non-binding nature of prior court decisions, the interpretation and enforcement of these laws, regulations and legal requirements involve some uncertainty. These uncertainties could limit the legal protection or recourse available to us. In addition, dependence on foreign licenses and conducting foreign operations may subject us to increased risk from political change, ownership issues or repatriation or currency exchange concerns.

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

The coal-based operations of HES and the CCP operations of HRI and their respective customers and licensees, together with new projects such as the ethanol plant and the acquisition of a hydrogen peroxide plant in Korea, are subject to federal, state, local and international environmental regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of waste products, which add to the costs of doing business and expose us to potential fines for non-compliance. If the costs of environmental compliance increase for any reason, we may not be able to pass on these costs to customers. In order to establish and operate the alternative fuel plants, coal cleaning plants, power plants and operations to collect and transport CCPs and bottom ash, we, our licensees and customers have obtained various state and local permits and must comply with processes and procedures that have been approved by regulatory authorities. Any failure to comply could result in the issuance of substantial fines and penalties and cause us to incur environmental liabilities.

Certain HCM manufacturing operations, including those of Eldorado and Tapco, are also subject to environmental regulations and permit requirements. If HCM and its subsidiaries and affiliates cannot obtain or maintain required environmental permits for their existing and planned manufacturing facilities in a timely manner or at all, they may be subject to additional costs and/or fines.

The ethanol industry sector manufactures ethanol, principally from industrial corn. Ethanol production facilities can emit volatile organic compounds and carbon monoxide into the air. In 2002, EPA began investigating a suspected pattern of noncompliance with the Prevention of Significant Deterioration/New Source Review (PSD/NSR) requirements of the Clean Air Act within the ethanol industry. The Clean Air Act’s NSR program requires a source to install pollution controls and undertake other preconstruction obligations to control air pollution emissions. Subsequent investigations of several companies in the ethanol industry found them to be in violation for failure to obtain either PSD or minor source permits for new construction and/or modifications made at their facilities. EPA has negotiated consent decrees with several companies to bring their ethanol plants into compliance with the air pollution requirements. Our ethanol production facility located at the GRE Coal Creek pulverized coal electric power station near Underwood, North Dakota, is subject to air pollution permitting and emission control regulatory requirements. If this facility cannot maintain required environmental permits or maintain compliance with environmental regulations, it may be subject to additional costs and/or fines.

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

We are a party to some significant legal proceedings and are subject to potential claims regarding operation of our business. These proceedings will require that we incur substantial costs, including attorneys’ fees, managerial time and other personnel resources and costs in pursuing resolution, and adverse resolution of these proceedings could hurt our reputation. With respect to the cases referred to in “Business—Litigation,” the following amount of damages is being sought by the counter parties:

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent auditors report on management’s evaluation of our system of internal controls. We have documented and tested our system of internal controls to provide the basis for our report for the year ended September 30, 2007. The growth and diversification of our business through acquisitions complicates the process of developing, documenting, maintaining and testing internal controls. No assurance can be given that in the future there may not be significant deficiencies or material weaknesses that would be required to be reported in the future.

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

As of September 30, 2007, we had approximately $542.5 million of total debt outstanding, including $210 million of senior indebtedness under our senior secured credit facilities and $332.5 million of our 2.875% and 2.5% convertible senior subordinated notes (the “Convertible Notes”). Subject to restrictions in our senior secured credit facility, we may also incur significant amounts of additional debt for working capital, capital expenditures and other purposes. Our combined debt total could have important consequences, including the following:

•

we may have difficulty borrowing money for working capital, capital expenditures, acquisitions or other purposes because of our existing debt load and because our borrowings are secured by all of our assets;

•

we will need to use a large portion of our cash flow to pay interest and the required principal payments on our debt, which will reduce the amount of money available to finance our operations, capital expenditures and other activities; and

•	our senior secured credit facility has a variable rate of interest, which exposes us to the risk of increased interest rates

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

The market price for our common stock has varied between a high of $25.44 in February 2007 and a low of $12.52 in November 2007 in the twelve month period ended October 31, 2007. This volatility may affect the price at which you could sell your common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in “Risks Relating to Our Business;” variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

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

In addition, the sale of substantial amounts of our common stock could adversely impact its price. As of September 30, 2007, we had outstanding approximately 42.2 million shares of our common stock and options to purchase approximately 2.4 million shares of our common stock (of which approximately 2.3 million were exercisable as of that date). We also had outstanding approximately 0.5 million stock appreciation rights as of September 30, 2007, of which approximately 0.1 million were exercisable. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

Conversion of the 2.875% Convertible Notes may cause volatility in our stock price and will dilute the ownership interest of existing stockholders.

Although our diluted earnings per share calculation treats the 2.875% Convertible Notes as if they were already converted into common stock, sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. Anticipated conversion of the notes into shares of our common stock could depress the price of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions. Conversion of the Convertible Notes will dilute the ownership interests of existing stockholders, including holders who had previously converted their notes.

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

Headwaters’ headquarters are located at 10653 South River Front Parkway, Suite 300, South Jordan, Utah 84095. The lease for this office space of approximately 39,000 square feet has a term expiring December 2013. The monthly rent is approximately $68,000, with certain adjustments for inflation plus expenses.

Construction Materials. HCM owns or leases 53 properties nationwide for its building products manufacturing, distribution, and sales operations. HCM is headquartered in Wixom, Michigan and has major manufacturing facilities in Metamora, Michigan, Elkland, Pennsylvania, Rancho Cucamonga, California and Greencastle, Pennsylvania.

CCPs. HRI owns or leases 12 properties nationwide for its fly ash storage and distribution operations with East, Central, and West regional divisions. HRI also conducts operations at more than 100 other sites via rights granted in various CCP through-put, handling and marketing contracts (for example, operating a storage or load-out facility located on utility-owned properties).

Alternative Energy. HES directs its operations primarily from the South Jordan, Utah offices of Headwaters. HES operates coal cleaning facilities on properties near Wellington, Utah, Adger, Alabama and Brookwood, Alabama pursuant to lease or processing agreements. HES also leases a small parcel in Fluvanna County, Virginia for a synfuel facility. HTI owns approximately six acres in Lawrenceville, New Jersey where it maintains its principal office and research facility.

ITEM 3.	LEGAL PROCEEDINGS

The information set forth under the caption “Legal or Contractual Matters” in Note 14 to the consolidated financial statements in Item 8 of this Form 10-K is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of our common stock trade on the New York Stock Exchange under the symbol “HW.” Options on our common stock are traded on the Chicago Board Options Exchange under the symbol “HQK.” The following table sets forth the high and low trading prices of our common stock as reported by the New York Stock Exchange for 2006 and 2007.

	Low	High
Fiscal 2006
Quarter ended December 31, 2005	$30.30	$38.34
Quarter ended March 31, 2006	31.51	40.19
Quarter ended June 30, 2006	24.01	40.15
Quarter ended September 30, 2006	20.54	26.16

Fiscal 2007
Quarter ended December 31, 2006	$21.22	$26.00
Quarter ended March 31, 2007	21.27	25.44
Quarter ended June 30, 2007	16.71	22.94
Quarter ended September 30, 2007	14.10	18.13

The following graph shows a comparison of the cumulative total stockholder return, calculated on a dividend reinvestment basis, for September 30, 2002 through September 30, 2007, on our Common Stock with the New York Stock Exchange Composite Index and the Dow Jones Wilshire Building Materials & Fixtures Index. The comparison assumes $100 was invested on September 30, 2002. Please note that historic stock price performance shown on the graph is not indicative of future price performance. We have not paid dividends on our Common Stock.

As of November 2, 2007 there were 328 stockholders of record of our common stock. We have not paid dividends on our common stock to date and do not intend to pay dividends in the foreseeable future. Pursuant to the terms of our senior secured credit arrangement (see Note 8 to the consolidated financial statements), we are prohibited from paying cash dividends so long as any of the long-term debt is outstanding. We intend to retain earnings to finance the development and expansion of our business. Payment of common stock dividends in the future will depend upon our debt covenants, our ability to generate earnings, our need for capital, our investment opportunities and our overall financial condition, among other things.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K. See Note 11 to the consolidated financial statements for a description of securities authorized for issuance under equity compensation plans.

We did not make any unregistered sales of our equity securities during the year ended September 30, 2007. We did not repurchase any shares of our equity securities during the fourth quarter of the year ended September 30, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data are derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements, related notes and other financial information included in this Form 10-K. The selected financial data as of and for the years ended September 30, 2003 and 2004 and as of September 30, 2005 are derived from audited financial statements not included in this Form 10-K. The selected financial data as of September 30, 2006 and 2007 and for the years ended September 30, 2005, 2006, and 2007 were derived from our audited financial statements included in this Form 10-K.

As described in Note 13 to the consolidated financial statements, we acquired several companies in 2006 and one company in 2007. We also made several material acquisitions in 2004. The results of operations for these companies for the periods from the acquisition dates through September 30, 2007 have been consolidated with our results. None of their results of operations up to the dates of acquisition have been included in our consolidated results.

In 2004, we recognized revenue relating to funds deposited in an escrow account totaling approximately $27.9 million, most of which related to prior periods. In 2005, we successfully settled certain litigation which resulted in increased operating income, primarily related to prior periods, of approximately $52.4 million. Also in 2005, we early adopted the fair value method of accounting for stock-based compensation required by SFAS No. 123R and recorded approximately $33.8 million of stock-based compensation expense, most of which was of a non-recurring nature (see Note 11 to the consolidated financial statements). In 2007, we recognized tax credit-based license fee revenue totaling approximately $31.5 million, most of which related to prior periods (see Note 14 to the consolidated financial statements). Also in 2007, we recorded an impairment of goodwill of $98.0 million (see Note 7 to the consolidated financial statements).

	Year ended September 30,
(in thousands, except per share data)	2003	2004	2005	2006	2007
OPERATING DATA:
Total revenue	$387,630	$553,955	$1,064,639	$1,121,387	$1,207,844
Net income	36,631	64,317	121,278	102,058	20,054
Diluted earnings per share	1.30	1.88	2.79	2.19	0.47

	As of September 30,
(in thousands)	2003	2004	2005	2006	2007
BALANCE SHEET DATA:
Working capital	$14,176	$44,387	$117,336	$145,296	$163,394
Net property, plant and equipment	52,743	157,611	190,450	213,406	225,700
Total assets	373,275	1,540,779	1,671,656	1,661,729	1,655,889
Long-term liabilities:
Long-term debt	104,044	914,641	601,811	587,820	542,500
Deferred income taxes	50,663	121,469	108,449	96,972	91,721
Other	4,703	10,338	37,345	11,238	6,416

Total long-term liabilities	159,410	1,046,448	747,605	696,030	640,637
Total stockholders’ equity	140,157	308,155	686,313	800,958	830,250

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the information set forth under the caption entitled “ITEM 6. SELECTED FINANCIAL DATA” and the consolidated financial statements and related notes included in this Form 10-K. Our fiscal year ends on September 30 and unless otherwise noted, future references to years refer to our fiscal year rather than a calendar year.

Overview

Consolidation and Segments. The consolidated financial statements include the accounts of Headwaters, all of our subsidiaries, and other entities in which we have a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. As described in more detail in Note 13 to the consolidated financial statements, we made one acquisition in 2007 and several insignificant acquisitions in 2006. These entities’ results of operations for the periods from the acquisition dates through September 30, 2007 have been consolidated with our results; their operations up to the dates of acquisition have not been included in the consolidated results for any period.

We currently operate in three industries: construction materials, coal combustion products (“CCPs”) and alternative energy. In the construction materials segment, we design, manufacture, and sell architectural stone and resin-based exterior siding accessories (such as shutters, mounting blocks, and vents) and other products. Revenues consist of product sales to wholesale and retail distributors, contractors and other users of building products. We are a nationwide leader in the management and marketing of CCPs. Revenues in the CCP segment consist primarily of fly ash and other product sales. In the alternative energy segment, we are focused on reducing waste and increasing the value of energy feedstocks, primarily in the areas of low-value coal and oil. Revenues for the alternative energy segment consist primarily of sales of chemical reagents and license fees.

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

A material amount of our 2007 and prior fiscal year consolidated revenue and net income has been derived from license fees and sales of chemical reagents, both of which depend on the ability of licensees and other customers to manufacture and sell qualified synthetic fuel that generates tax credits under Section 45K of the Internal Revenue Code. We have also claimed Section 45K tax credits for synthetic fuel sales from facilities in which we own an interest. The following issues exist related to tax credits.

By law, Section 45K tax credits for synthetic fuel produced from coal expire for synthetic fuel sold after December 31, 2007. When Section 45K expires, we expect our licensees’ synthetic fuel facilities to close because we do not believe that production of synthetic fuel will be profitable absent the tax credits. When our licensees close their facilities or significantly reduce production activities, it will have a material adverse effect on our revenue, net income and cash flow, in addition to the current material adverse effect caused by phase-out concerns.

Section 45K tax credits are subject to phase-out after the average annual U.S. wellhead oil price (“reference price”) reaches a beginning phase-out threshold price, and are eliminated entirely if the reference price reaches the full phase-out price. There was a partial phase-out of tax credits for calendar 2006 of approximately 33% and we currently expect a significant phase-out of tax credits for calendar 2007. Most of our licensees stopped production for a period of time in calendar 2006. As of September 30, 2007, all of our licensees were producing synthetic fuel, but some have indicated intent to stop production prior to December 31, 2007. These events have materially adversely affected both the amount and timing of recognition of our revenue, net income and cash flow in 2006 and 2007, and will likely have a material adverse effect in 2008, until Section 45K expires at the end of calendar 2007 and the calendar 2007 reference price and phase-out range are published in the quarter ending June 30, 2008. Reference is made to Notes 10 and 14 to the consolidated financial statements where there is more information on phase-out and other uncertainties related to Section 45K tax credits that have affected our business historically and that will continue to affect our business in 2008.

Our acquisition strategy targets businesses that are leading players in their respective industries and that enjoy healthy operating margins, thus providing additional cash flow that complements the financial performance of our existing businesses. In addition, in 2006, we began to acquire small companies with innovative products that can be marketed using our existing distribution channels. We are also committed to continuing to invest in research and development activities that are focused on energy-related technologies and nanotechnology. We participate in joint ventures which operate an ethanol plant located in North Dakota and a hydrogen peroxide plant in South Korea. We are also investing in other alternative energy projects such as coal cleaning and the use of nanocatalysts to engineer coal for emissions reduction and to enhance the refining of heavy crude oils into lighter transportation fuels.

Our CCPs and construction materials businesses are affected by seasonality, with the highest revenue and profitability produced in the June and September quarters. With CCPs, our strategy is to continue to negotiate long-term contracts so that we can invest in transportation and storage infrastructure for the marketing and sale of CCPs. We also intend to continue our efforts to expand usage of high-value CCPs, develop more uses for lower-value CCPs, such as blending, and expand the use of CCPs in our construction materials businesses.

In 2005 and 2006, we focused on the integration of our large 2004 acquisitions, including the marketing of diverse construction materials products through our national distribution network. We became highly leveraged as a result of those acquisitions, but have reduced our outstanding debt since that time through cash generated from operations, from an underwritten public offering of common stock and from proceeds from settlement of litigation. We intend to continue to focus on repaying long-term debt while continuing to look for diversification opportunities.

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

The amount of license fee revenue recognized during 2006 and 2007 was negatively affected by reduced revenues being recognized for certain licensees whose license agreements call for us to be paid a portion of the tax credits earned by the licensee. Certain accounting rules limit revenue recognition to amounts that are “fixed or determinable.” Therefore, due to uncertainties related to phase-out of Section 45K tax credits and other licensee-specific factors, the timing of revenue recognition was delayed for certain licensees during fiscal 2006 and 2007.

Due to publication of the Section 45K calendar 2006 reference price and the phase-out range, finalization of calendar 2006 phase-out was made possible during the quarter ended June 30, 2007. As a result of the availability of this information and the clarification of other licensee-specific factors, certain calendar 2006 and prior year license fee revenue totaling approximately $31.5 million was recognized in 2007. This amount related to periods ending on or prior to December 31, 2006 and was recognized in 2007 when it met the “fixed or determinable” recognition criterion and it was remote that any negative adjustment would be required in the future. We have applied the same policy in 2007 with regard to the recognition of revenue for calendar 2007 tax credit-based license fees. The final determination of revenue to be collected pertaining to fiscal and calendar year 2007 will not occur until the calendar 2007 reference price and phase-out range are published in the quarter ending June 30, 2008.

Income Taxes. Significant estimates and judgments were required in the calculation of our income tax provisions for the years presented, most particularly in 2006 and 2007. One of the key estimates affecting our 2006 and 2007 tax provisions is the amount of Section 45K (formerly Section 29) tax credits that will ultimately be available related to our 19% interest in an entity that owns and operates a coal-based solid alternative fuel production facility, plus two other smaller alternative fuel facilities that we own and operate (see Note 10 to the consolidated financial statements).

The calendar 2006 Section 45K tax credit phase-out percentage was not finalized until the quarter ended June 30, 2007. The calendar 2007 phase-out percentage will not be finalized until the quarter ending June 30, 2008. As of September 30, 2007, an estimated phase-out percentage of 54% is our best estimate of what the phase-out percentage for calendar 2007 would be, using available information as of that date. It is certain that the phase-out percentage for calendar 2007 will be different from this estimate. As of October 31, 2007, the estimated phase-out percentage for calendar 2007 would be 70%. We estimate that NYMEX average oil prices would need to exceed $110 for the period October 1, 2007 through December 31, 2007 for full phase-out to occur in calendar 2007. The effect of the finalization of the calendar 2006 phase-out percentage, which was published in 2007, was a decrease in income tax expense of approximately $1.5 million which amount was included in the 2007 tax provision. Likewise, the effect on income taxes of the change in the calendar 2007 phase-out percentage from 54% to the actual percentage for the year will be recorded to income tax expense in fiscal 2008, when the calendar 2007 actual oil prices and the phase-out range are known. The effect of this adjustment could be material to our 2008 income tax expense.

As described in more detail in Note 7 to the consolidated financial statements, we recorded a goodwill impairment charge of $98.0 million in 2007. The impairment charge is not deductible for tax purposes and therefore had a significant negative effect on our reported effective tax rate for 2007.

As described in Note 11 to the consolidated financial statements, approximately $3.9 million of stock-based compensation in 2007 resulted from the early voluntary cancellation of SARs and other stock-based awards, requiring an acceleration of expense recognition for the grant-date fair value that had not been recognized as of the cancellation dates. As a result of the cancellation of the stock-based awards, approximately $10.0 million of deferred tax assets were written off.

As described in more detail in Note 2 to the consolidated financial statements, we are required to adopt Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”) at the beginning of our fiscal 2008 year, or October 1, 2007, with a transition adjustment to retained earnings as of October 1, 2007, if material. Based upon our evaluation as of September 30, 2007, the cumulative effect of adopting FIN 48 could be a decrease in retained earnings and an increase in income tax liabilities for uncertain tax positions of approximately $18.0 million; however, this amount is subject to revision when we complete our evaluation.

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

Goodwill consists of the excess of the purchase price for businesses acquired over the fair value of identified assets acquired, net of liabilities assumed. In accordance with the requirements of SFAS No. 142, we do not amortize goodwill, all of which relates to acquisitions that occurred from 2001 through 2007. SFAS No. 142 requires us to periodically test for goodwill impairment at least annually, or more frequently if evidence of possible impairment arises. We perform our annual impairment testing as of June 30, using the two-step process described in Note 7 to the consolidated financial statements. As of June 30, 2007, there were five distinguishable reporting units with goodwill, three of which were in the construction materials segment. There was one reporting unit with goodwill in each of the CCPs and alternative energy segments. As a result of ongoing changes in the operations and management of the businesses in the construction materials segment, and in accordance with the requirements contained in SFAS No. 142, SFAS No. 131 and EITF Abstract Topic D-101, “Clarification of Reporting Unit guidance in Paragraph 30 of SFAS No. 142,” we expect goodwill in the three historical reporting units in this segment will be aggregated and tested for impairment as one reporting unit for goodwill impairment testing in 2008.

With the exception of the Tapco reporting unit for 2007, all of the step 1 tests indicated that the fair values of the reporting units, calculated primarily using discounted expected future cash flows, exceeded their carrying values. Accordingly, step 2 of the impairment tests was not required to be performed for those reporting units, and no impairment charges were necessary. As a result of the depressed residential housing and remodeling market and changes in cost of capital, the Tapco reporting unit failed step 1, requiring completion of step 2, which resulted in a determination that Tapco’s goodwill was impaired. Accordingly, a non-cash impairment charge of $98.0 million was recorded in 2007. The impairment did not affect our cash position, cash flow from operating activities or senior debt covenants, and will not have any impact on future operations.

In addition to the annual review, we evaluate, based on current events and circumstances, the carrying value of long-lived assets, including intangible assets and goodwill, as well as the related amortization periods, to determine whether adjustments to these amounts or to the useful lives are required. Changes in circumstances such as technological advances, or changes in our business model or capital strategy could result in the actual useful lives differing from our current estimates. In those cases where we determine that the useful lives of property, plant and equipment or intangible assets should be changed, we amortize the net book value in excess of salvage value over the revised remaining useful lives, thereby prospectively adjusting depreciation or amortization expense as necessary.

The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flow from that asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Indicators of impairment include such things as a significant adverse change in legal factors or in the general business climate, a decline in operating performance indicators, a significant change in competition, or an expectation that significant assets will be sold or otherwise disposed of. In 2006, the construction materials segment revised downward the estimated useful lives of certain assets resulting in accelerated depreciation charges in order to fully depreciate the assets over shorter periods. This is the primary reason for the increased depreciation expense in 2006 as compared to 2005 and in 2007 as compared to 2006.

It is possible that some of our tangible or intangible long-lived assets or goodwill could be impaired in the future and that resulting write-downs could be material.

Stock-Based Compensation. As described in more detail in Note 11 to the consolidated financial statements, we early adopted the fair value method of accounting for stock-based compensation required by SFAS No. 123R, effective as of October 1, 2004, the beginning of our 2005 fiscal year. Most of the 2005 stock-based compensation resulted from the expense associated with grants of immediate-vested SARs and from the acceleration of vesting of certain stock options. Approximately $3.9 million of the 2007 stock-based compensation resulted from the early voluntary cancellation of SARs and other stock-based awards, requiring an acceleration of expense recognition for the grant-date fair value that had not been recognized as of the cancellation dates.

We recognize compensation expense equal to the grant-date fair value of stock-based awards for all awards expected to vest, over the period during which the related service is rendered by grantees. The fair value of stock-based awards is determined primarily using the Black-Scholes-Merton option pricing model (“B-S-M model”), developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. Option valuation models require the input of certain subjective assumptions, including expected stock price volatility. For stock-based awards, we use the “graded vesting” or accelerated method to allocate compensation expense over the requisite service periods. Our estimated forfeiture rates are based largely on historical data and ranged from 0% to 5% from 2005 to 2007, depending on the type of award and the award recipients. As of September 30, 2007, the estimated forfeiture rate for most unvested awards was 1% per year.

The fair values of stock options and SARs were estimated using the B-S-M model, adjusted where necessary to account for specific terms of awards that the B-S-M model does not have the capability to consider. We used the services of an independent valuation firm to validate our fair value estimates and assumptions and also to determine certain necessary adjustments to the B-S-M model output. One such adjustment was used in determining the fair value of SARs which had a cap on allowed appreciation. For those SARs, the output determined by the B-S-M model was reduced by an amount determined by a Quasi-Monte Carlo simulation to reflect the reduction in fair value associated with the appreciation cap.

Expected stock price volatility was estimated using primarily historical volatilities of our common stock. Implied volatilities of traded options on our stock, volatility predicted by a “Generalized AutoRegressive Conditional Heteroskedasticity” model, and an analysis of volatilities used by other public companies in comparable lines of business were also considered. Risk-free interest rates used were the US Treasury bond yields with terms corresponding to the expected terms of the awards being valued. In estimating expected lives, we considered the contractual and vesting terms of awards, along with historical experience; however, due to insufficient historical data from which to reliably estimate expected lives, we used estimates based on the “simplified method” set forth by the SEC in Staff Accounting Bulletin No. 107, where expected life is estimated by summing the award’s vesting term and the contractual term and dividing that result by two. The reduction in value related to grantee payment for certain immediate-vested SARs was estimated by management based on the terms of the payment requirements and other factors.

As of September 30, 2007, there was approximately $2.9 million of total compensation cost related to nonvested awards not yet recognized. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.9 years. Due to the grant of stock-based awards subsequent to September 30, 2007, the amount of total compensation cost related to nonvested awards has increased, and the weighted-average period over which compensation cost will be recognized has changed.

The adoption of SFAS No. 123R, combined with the settlement of the AJG litigation described above, was a contributing factor in our decision to grant employee incentive awards in 2005, in particular to grant fewer options and more SARs, including many that vested immediately, the granting of performance-based awards, and the acceleration of vesting of stock options. The early voluntary cancellation of SARs and other stock-based awards in 2007 was a direct result of the low stock price as compared to the exercise prices of the cancelled SARs.

Year Ended September 30, 2007 Compared to Year Ended September 30, 2006

The information set forth below compares our operating results for the year ended September 30, 2007 (“2007”) with operating results for the year ended September 30, 2006 (“2006”).

Revenue. Total revenue for 2007 increased by approximately 8% to $1.21 billion as compared to $1.12 billion for 2006. The major components of revenue are discussed in the sections below.

Construction Materials Segment. Sales of construction materials during 2007 were $544.1 million with a corresponding direct cost of $383.5 million. Sales of construction materials during 2006 were $573.4 million with a corresponding direct cost of $394.1 million. The decrease in sales of construction materials during 2007 was due primarily to the effects of a depressed residential housing and remodeling market which impacted sales across most of our product lines. The housing market slowdown also was the primary reason for the decline in gross margin percentage from 2006 to 2007. Because a substantial amount of our revenues in this segment are dependent on the housing market, we anticipate continuing impact in 2008 from the current slowdown in the housing industry.

CCP Segment. CCP revenues for 2007 were $306.4 million with a corresponding direct cost of $217.6 million. CCP revenues for 2006 were $281.2 million with a corresponding direct cost of $206.4 million. The increase in CCP revenues and in the gross margin percentage during 2007 were due primarily to a combination of continued strong demand for CCPs and upward pricing trends in most concrete markets. The growth in demand for CCPs is due in part to certain regional shortages of portland cement for which CCPs are a substitute. The cement shortages also resulted in increased prices for CCPs in several markets.

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

As described previously and in Note 14 to the consolidated financial statements, a material amount of our 2007 and prior fiscal year consolidated revenue has been derived from license fees and sales of chemical reagents, both of which depend on the ability of licensees and other customers to manufacture and sell qualified synthetic fuel that generates tax credits under Section 45K of the Internal Revenue Code. By law, Section 45K tax credits for synthetic fuel produced from coal expire for synthetic fuel sold after December 31, 2007. When Section 45K expires, we expect our licensees’ synthetic fuel facilities to close because we do not believe that production of synthetic fuel will be profitable absent the tax credits. When our licensees close their facilities or significantly reduce production activities, it will have a material adverse effect on our revenue, in addition to the current material adverse effect caused by phase-out concerns.

Sales of Chemical Reagents. Chemical reagent sales during 2007 were $190.1 million with a corresponding direct cost of $151.6 million. Chemical reagent sales during 2006 were $143.0 million with a corresponding direct cost of $108.1 million. Chemical reagent sales in 2007 were higher than in 2006 primarily due to increased synthetic fuel production by most of our licensees (resulting in increased sales of $32.6 million) and other customers with whom we do not have a license agreement (resulting in increased sales of $14.5 million). We believe there has been less concern in 2007 over phase-out of Section 45K tax credits than existed in 2006, due partly to mitigation efforts such as hedging, which has resulted in increased synthetic fuel production. The gross margin percentage for 2007 of 20% was lower than the 2006 gross margin percentage of 24% due primarily to increases in the cost of product, which in turn was related to increases in the costs of petroleum-based materials.

License Fees. During 2007, we recognized license fee revenue totaling $112.6 million, an increase of $37.9 million from $74.7 million of license fee revenue recognized during 2006. The amount of license fee revenue recognized during 2006 and 2007 was negatively affected by reduced revenues being recognized for certain licensees whose license agreements call for us to be paid a portion of the tax credits earned by the licensee. Due to uncertainties related to phase-out and other licensee-specific factors, revenue recognition was deferred for certain licensees during fiscal 2006 and 2007.

Due to publication of the calendar 2006 reference price and the phase-out range for that year, finalization of calendar 2006 phase-out was made possible during the quarter ended June 30, 2007. As a result of the availability of this information and the clarification of other licensee-specific factors, certain calendar 2006 and prior year license fee revenue totaling approximately $31.5 million was recognized in 2007. This amount related to periods ending on or prior to December 31, 2006 and was recognized in 2007 when it met the “fixed or determinable” recognition criterion and it was remote that any negative adjustment would be required in the future. We have applied the same policy in 2007 with regard to the recognition of revenue for calendar 2007 tax credit-based license fees. The final determination of revenue to be collected pertaining to fiscal and calendar year 2007 will not occur until the calendar 2007 reference price and phase-out range are published in the quarter ending June 30, 2008. Reference is made to our policy disclosures discussed previously.

Other Alternative Energy Segment Revenues. The majority of other alternative energy segment revenue is comprised of sales of synthetic fuel, which during 2007 were $45.5 million with a corresponding direct cost of $52.5 million. Sales of synthetic fuel during 2006 were $42.5 million with a corresponding direct cost of $49.2 million. Revenue from the sale of synthetic fuel has a negative gross margin, which is more than compensated for by the income tax credits expected to be earned from the sales of the synthetic fuel.

Amortization and Research and Development Expenses. The decrease in amortization expense of $1.4 million from 2006 to 2007 was due primarily to intangible assets that have been fully amortized. Research and development expense increased by $4.3 million from 2006 to 2007 primarily because of increased spending in our joint research efforts with Evonik Industries AG (formally Degussa AG) related to hydrogen peroxide and in developmental efforts related to our nanotechnologies. Both amortization and research and development expenses are currently expected to decrease somewhat in 2008 from the reported 2007 amounts.

Selling, General and Administrative Expenses. These expenses increased $17.6 million, or 13%, to $155.6 million for 2007 from $138.0 million for 2006. The increase in 2007 was due primarily to a $10.9 million increase in payroll and incentive pay at the operating business unit level, a $3.3 million increase in litigation-related costs, and a $2.4 million increase in stock-based compensation. A majority of the increase in payroll costs relates to growth initiatives at the operating business unit level, and increased incentive pay related to improved performance at certain operating business units. The increase in litigation costs was due to a net credit recorded in 2006 because of positive developments in certain legal matters. Those developments resulted in reduced likelihood of ultimate legal liability and the reversal of previously expensed litigation costs. The higher stock-based compensation was due to the cancellation of SARs and other stock-based awards in 2007 and the resultant acceleration of expense recognition for unrecognized compensation cost that remained as of the cancellation dates.

Other Income and Expense. During 2007, we reported net other expense of $42.0 million compared to net other expense of $44.0 million during 2006. The change of $2.0 million was comprised of a decrease in net interest expense of $2.9 million and an increase in other expenses of $0.9 million. Net interest expense decreased from $34.0 million in 2006 to $31.1 million in 2007, due primarily to the lower interest rate (2.50%) on the $160.0 million of convertible senior subordinated notes issued in 2007, and lower average levels of long-term debt in 2007 as compared to 2006. The decrease in interest expense caused by those factors was partially offset by $2.6 million of accelerated amortization of debt issue costs related to early repayments of senior debt in 2007, a majority of which were funded by net proceeds from the new lower-rate convertible notes. We currently expect interest expense in 2008 to be somewhat less than the 2007 amount.

The increase in other expenses of $0.9 million consisted primarily of an increase in costs related to our investment in the coal-based solid alternative fuel production facility described in Note 10 to the consolidated financial statements.

Income Tax Provision. We recorded income tax provisions with an effective tax rate of approximately 26% in 2006 and 66% in 2007 (24%, exclusive of the $98.0 million goodwill impairment charge, which is not tax-deductible). The effective tax rates are lower than statutory rates primarily due to tax credits related to the two coal-based solid alternative fuel facilities that we own and operate, plus our 19% interest in an entity that owns and operates another alternative fuel facility (see Note 10 to the consolidated financial statements). The alternative fuel produced at these three facilities through December 2007 qualifies for tax credits pursuant to Section 45K (formerly Section 29) of the Internal Revenue Code, subject to the uncertainties of phase-out, IRS audit and other risks associated with the tax credits, all as more fully described in Note 14 to the consolidated financial statements. Excluding the effect of the tax credits in both years and the goodwill impairment charge in 2007, our effective tax rate for 2006 and 2007 would have been approximately 40% and 39%, respectively.

As discussed in Note 10, the Section 45K tax credits used in calculating the income tax provision are estimated as of September 30, 2007. While the calendar 2007 phase-out percentage can not be finalized at the current time, as of September 30, 2007, the estimated phase-out percentage of 54% represents our best estimate of what the phase-out percentage would be, using available information as of that date. The effect on income taxes of any change in the calendar 2007 phase-out percentage from 54% to the actual percentage for the year will be recorded to income tax expense in subsequent periods, when the calendar 2007 actual oil prices and the phase-out range are known. Any such effect could be material to our 2008 income tax expense.

Year Ended September 30, 2006 Compared to Year Ended September 30, 2005

The information set forth below compares our operating results for the year ended September 30, 2006 (“2006”) with operating results for the year ended September 30, 2005 (“2005”).

Revenue. Total revenue for 2006 increased by approximately 6% to $1.12 billion as compared to $1.06 billion for 2005. The major components of revenue are discussed in the sections below.

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

Sales of Chemical Reagents. Chemical reagent sales during 2006 were $143.0 million with a corresponding direct cost of $108.1 million. Chemical reagent sales during 2005 were $170.3 million with a corresponding direct cost of $120.6 million. The decrease in chemical reagent sales during 2006 was due to decreased synthetic fuel production by our licensees (resulting in decreased sales of $13.0 million), and by customers with whom we do not have a license agreement (resulting in decreased sales of $14.3 million). The primary reason for decreased synthetic fuel production in 2006 was the potential for significant phase-out of Section 45K tax credits, resulting in licensees and other customers stopping or significantly curtailing production for a period of time during 2006. The gross margin percentage for 2006 of 24% was lower than 2005’s gross margin percentage of 29% due primarily to increases in the cost of product, which in turn is related to increases in the costs of petroleum-based materials.

License Fees. During 2006, we recognized license fee revenue totaling $74.7 million, a decrease of $34.6 million or 32% from $109.3 million of license fee revenue recognized during 2005. The primary reason for the decrease in license fee revenue in 2006 compared to 2005 related to significantly reduced revenues being recognized for several licensees whose license agreements call for us to be paid a portion of the value of the tax credits earned by the licensee. Certain accounting rules limit revenue recognition to amounts that are “fixed or determinable.” Because the calendar 2006 phase-out percentage for Section 45K tax credits could not be finalized as of September 30, 2006, only approximately $10.0 million of revenues for these licensees was recognized for the nine months ended September 30, 2006. The amount recognized met the “fixed or determinable” recognition criterion and it was remote that any negative adjustment would be required in the future. Additional revenues for these licensees was dependent on the calendar 2006 phase-out percentage of Section 45K, which was not finalized until 2007.

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

The decrease in other expenses of $5.7 million consisted primarily of a decrease in costs of approximately $9.0 million related to our investment in the coal-based solid alternative fuel production facility described in Note 10 to the consolidated financial statements. The primary reason for decreased costs for this facility was related to the estimated phase-out percentage for Section 45K tax credits for calendar 2006 of approximately 42%. Partially offsetting the decrease in costs related to our investment in the alternative fuel facility was an increase of $3.3 million in charges primarily related to a joint venture investment and the disposition of property, plant and equipment.

Income Tax Provision. Our income tax provision for both 2005 and 2006 resulted in an effective tax rate of approximately 26%. The low effective tax rate for both years is primarily due to tax credits related to the two coal-based solid alternative fuel facilities that we own and operate, plus our 19% interest in an entity that owns and operates another alternative fuel facility (see Note 10 to the consolidated financial statements). Excluding the effect of the tax credits, our estimated effective tax rate for 2005 and 2006 would have been approximately 38.5% and 40%, respectively.

Impact of Inflation and Related Matters

In addition to the effects of rising oil prices as discussed elsewhere, our operations have been impacted by i) increased cement, polypropylene and poly-vinyl chloride costs in the construction materials segment; ii) rising costs for chemical reagents in the alternative energy segment; iii) increased fuel costs that have affected transportation costs in most of our business units; and iv) certain regional shortages of cement and aggregate materials. The increased costs of polypropylene, poly-vinyl chloride, chemical reagents and fuel are directly related to the increase in prices of oil and other petroleum-based materials. The increased costs of cement appear to be caused by a lack of adequate supplies in some regions of the U.S. and international supply, demand and transportation costs.

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

Liquidity and Capital Resources

Summary of Cash Flow Activities. Net cash provided by operating activities for the year ended September 30, 2007 (“2007”) was $150.0 million compared to $223.2 million for the year ended September 30, 2006 (“2006”). The primary reason for the change in cash provided by operations from 2006 to 2007 was the collection in 2006 of a $70.0 million receivable related to the litigation settlement reached with AJG in 2005, along with other changes in working capital. In 2006 and 2007, the primary investing activities consisted of payments for acquisitions, the purchase of property, plant and equipment, and investments in joint ventures. In 2007, financing activities consisted primarily of the issuance of a new series of convertible senior subordinated notes and the early repayment of a portion of our senior debt. In 2006, the primary financing activity consisted of repayments of long-term debt. More details about our investing and financing activities are provided in the following paragraphs.

Investing Activities. Total expenditures for property, plant and equipment in 2007 were not materially different from 2006. Most of the capital expenditures in both periods were incurred by the construction materials segment; however, in 2007, a higher proportion of total capital expenditures were incurred by the alternative energy segment as compared to 2006. A significant portion of our planned future capital expenditures, which in

2008 are currently expected to exceed the 2007 amount, represent expansion of operations, rather than maintenance of operating capacity, primarily due to growth initiatives in the alternative energy segment. Capital expenditures are limited by our senior debt covenants to $100.0 million annually; however, the cumulative unused amounts of annual capital expenditures limits can be carried forward and used in subsequent years. As of September 30, 2007, we had approximately $70.4 million of unused amounts of capital expenditures from prior years and we were committed to spend approximately $37.6 million on capital projects that were in various stages of completion, primarily in the alternative energy segment.

In 2007, we acquired 100% of the ownership interests of a privately-held company in the construction materials business. Total consideration paid at the date of acquisition of approximately $53.0 million consisted primarily of cash. An additional amount, currently estimated to be approximately $20.0 million, is payable in the future, based on earnings of the acquired entity for the 12 month period ended September 30, 2007 that exceed an agreed-upon threshold. During 2006, we acquired certain assets and assumed certain liabilities of several privately-held companies in the construction materials industry. Total consideration paid or accrued for these acquisitions was less than $8.0 million. Pursuant to contractual terms for some of the acquisitions, additional amounts may be payable in the future, based on the achievement of stipulated revenue or earnings targets for periods ending no later than March 2010. If future earn-out consideration is paid in excess of amounts accrued for any acquisition, goodwill will be increased accordingly.

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

We have invested in several joint ventures which are accounted for using the equity method of accounting, but do not currently have plans to significantly increase our investments in those entities.

Financing Activities. In 2006, financing activities consisted primarily of the repayment of long-term debt. In 2007, as described in more detail in Note 8 to the consolidated financial statements, we issued $160.0 million of 2.50% convertible senior subordinated notes due February 2014. Substantially all of the net proceeds of approximately $154.6 million, along with $5.2 million of available cash, were used to repay $152.8 million of senior debt and the remaining balance (approximately $7.0 million) of notes payable to a bank. Subsequently, we repaid an additional $52.5 million of senior debt. In 2007, we also paid approximately $11.8 million for the convertible note hedge and related warrants associated with the issuance of the convertible debt. As of September 30, 2007, we have no long-term debt repayments that are due prior to 2011. We may, in the future, make optional prepayments of the senior debt depending on actual cash flows, our current and expected cash requirements and other applicable factors we deem to be significant.

Due to covenants associated with our senior debt, we currently have restrictions on our ability to obtain significant additional amounts of long-term debt. However, we have historically experienced strong positive cash flow from operations which has enabled us to repay a substantial amount of our long-term debt prior to scheduled maturities. We expect our positive cash flow to continue in the future in addition to our ability to access the equity markets if necessary.

In January 2007, we announced that we were planning an exchange offer for our 2.875% convertible senior subordinated notes due 2016, whereby new notes with similar, but not identical, terms, along with an exchange fee, would be issued upon tender of the existing notes. In April 2007, we announced that the commencement of an exchange offer had been indefinitely postponed. We continue to evaluate the merits of an exchange offer.

Reference is made to Note 8 to the consolidated financial statements for detailed information about our outstanding long-term debt, interest rate hedges, and compliance with debt covenants, as well as the available $60.0 million revolving credit arrangement. Subject to obtaining additional revolving loan commitments, we can increase the revolving credit limit to $100.0 million. The senior credit facility contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset sales and liens, annual capital expenditures in excess of $100.0 million annually, and the payment of dividends, among others. In addition, we must maintain certain leverage and fixed charge coverage ratios. We are in compliance with all debt covenants as of September 30, 2007.

In 2007, cash proceeds from the exercise of options and employee stock purchases totaled $2.6 million, compared to $8.7 million in 2006. Option exercise activity is primarily dependent on our stock price and is not predictable. To the extent non-qualified stock options are exercised, or there are disqualifying dispositions of shares obtained upon the exercise of incentive stock options, we receive an income tax deduction generally equal to the income recognized by the optionee. Such amounts, reflected in cash flows from financing activities in the consolidated statements of cash flows, were not material in 2006 or 2007.

In October 2007, we announced that our board of directors has authorized a stock repurchase program for up to $15.0 million of our common stock. The purchases will be made from time to time in the open market and will be funded from available working capital. The extent to which we repurchase our common shares and the timing of such repurchases will be based on several factors, including our stock price, general business and market conditions, and other investment opportunities. The repurchase program may be discontinued at any time.

Working Capital. As of September 30, 2007, our working capital was $163.4 million. Notwithstanding the expiration of Section 45K tax credits as of December 31, 2007 and the resulting impact on cash flow, we expect operations to produce positive cash flow in future periods and believe working capital, along with available borrowings under the revolving credit arrangement, will be sufficient for operating needs for the next 12 months.

Income Taxes. Our cash requirements for income taxes generally approximate the income tax provision; however, there is usually some lag in paying estimated taxes during a fiscal year due to the seasonality of our operations and because estimated income tax payments are typically based on annualizing the fiscal year’s income based on year-to-date results. There is also some lag in realizing the cash benefits from the utilization of tax credits due to the interaction of our September 30 fiscal year end and the different fiscal year ends of the entities through which we receive the tax credits. In 2006 and 2007, there has been more variability in the relationship between the income tax provision and income tax payments because the tax provision calculation is materially dependent upon the estimated phase-out percentage of Section 45K tax credits (see Notes 10 and 14 to the consolidated financial statements). The calendar 2007 phase-out percentage is subject to material change because it is dependent on oil prices for all of calendar 2007, which are not predictable.

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

Summary of Future Cash Requirements. Significant future cash uses, in addition to operational working capital requirements, including income tax payments, are currently expected to consist primarily of capital expenditures, acquisitions and debt service payments on outstanding long-term debt.

Legal Matters

We have ongoing litigation and asserted claims which have been incurred during the normal course of business. Reference is made to Note 14 to the consolidated financial statements for a description of our accounting for legal costs and other information about legal matters.

Off-Balance Sheet Arrangements

We have operating leases for certain facilities and equipment, but otherwise do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, or capital resources.

Contractual Obligations, Commitments and Contingent Liabilities

The following table presents a summary of our contractual obligations by period as of September 30, 2007.

	Payments due by Fiscal Year
(in millions)	Total	2008	2009 - 2010	2011 - 2012	After 2012
Senior secured debt	$210.0	$—	$—	$210.0	$—
Convertible senior subordinated notes	332.5	—	—	—	332.5

Total long-term debt	542.5	—	—	210.0	332.5
Interest payments on long-term debt	121.9	24.5	48.8	25.1	23.5
Operating lease obligations	101.8	25.9	39.6	23.2	13.1
Unconditional purchase obligations	63.7	14.5	27.5	13.0	8.7
Capital expenditures	37.6	37.6	—	—	—
Acquisition related liabilities	26.0	24.1	1.9	—	—
Other long-term obligations	7.7	3.8	3.7	0.2	—

Total contractual cash obligations	$901.2	$130.4	$121.5	$271.5	$377.8

As described in Note 8 to the consolidated financial statements, our senior debt credit facility provides for up to $60.0 million of borrowings under a revolving credit arrangement, with the ability to increase this amount to $100.0 million, subject to obtaining additional revolving loan commitments. Borrowings and reborrowings of any available portion of the $60.0 million revolver can be made at any time through September 2009, when all loans must be repaid and the revolving credit arrangement terminates. There were no borrowings outstanding under the revolving credit arrangement as of September 30, 2007, or subsequent thereto. The credit agreement also allows for the issuance of letters of credit, provided there is capacity under the revolving credit arrangement. As of September 30, 2007, six stand-by letters of credit totaling $6.0 million were outstanding, with expiration dates ranging from March 2008 to September 2009.

During 2006, we acquired certain assets and assumed certain liabilities of several privately-held companies in the construction materials industry. Total consideration paid or accrued for these acquisitions was less than $8.0 million. Pursuant to contractual terms for some of the acquisitions, additional amounts may be payable in the future, based on the achievement of stipulated revenue or earnings targets for periods ending no later than March 2010. In 2007, we acquired 100% of the ownership interests of a privately-held company in the construction materials business. Total consideration paid at the date of acquisition, of approximately $53.0 million, consisted primarily of cash. An additional amount, currently estimated to be in excess of $20.0 million, is payable in the future, based on earnings of the acquired entity for the 12 month period ended September 30, 2007 that exceed an agreed-upon threshold.

Reference is made to the caption “Compensation Arrangements” in Note 14 to the consolidated financial statements for a detailed discussion of potential commitments to certain officers and employees under employment agreements, long-term incentive cash bonus awards, change in control agreements, performance unit awards, and a contingent commission agreement. Amounts in addition to those included in the table above could become obligations under the terms of these agreements, depending upon the future events described in Note 14.

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

Historically, costs paid to outside legal counsel for litigation have comprised a majority of our litigation-related costs. In 2007, we incurred approximately $3.4 million of expense for legal matters, which consisted primarily of costs for outside legal counsel. We currently believe the range of potential loss for all unresolved matters, excluding costs for outside counsel, is from $1.1 million up to the amounts sought by claimants and have recorded a total liability as of September 30, 2007 of $1.1 million. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Our outside counsel currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability. It is not possible to estimate what litigation-related costs will be in future periods.

The matters discussed in Note 14 raise difficult and complex legal and factual issues, and the resolution of these issues is subject to many uncertainties, including the facts and circumstances of each case, the jurisdiction in which each case is brought, and the future decisions of juries, judges, and arbitrators. Therefore, although management believes that the claims asserted against us in the named cases lack merit, there is a possibility of material losses in excess of the amounts accrued if one or more of the cases were to be determined adversely against us for a substantial amount of the damages asserted. It is possible that a change in the estimates of probable liability could occur, and the changes could be material. Additionally, as with any litigation, these proceedings require us to incur substantial costs, including attorneys’ fees, managerial time and other personnel resources, in pursuing resolution.

Recent Accounting Pronouncements

Reference is made to Note 2 to the consolidated financial statements for a discussion of accounting pronouncements that have been recently issued which we have not yet adopted.

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

As described in more detail in Note 8 to the consolidated financial statements, our senior debt, totaling $210.0 million as of September 30, 2007, bears interest at a variable-rate. As required by the senior secured credit facility, we entered into agreements to limit our variable interest rate exposure through September 8, 2007. The agreements effectively fix the LIBOR rate at 3.71% for $150.0 million of this debt. We accounted for these agreements as cash flow hedges, with their fair market value reflected in the consolidated balance sheet as either other assets or other liabilities. The market value of all cash flow hedges at September 30, 2007 was not material. Total comprehensive income, considering all cash flow hedge agreements in which we are or were a party, was not materially different from net income for any period.

Considering our current balance of variable-rate debt, a change in the interest rate of 1% would change our interest expense by approximately $2.1 million during the 12 months ending September 30, 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial data required by this Item 8 are set forth in Item 15 of this Form 10-K. All information that has been omitted is either inapplicable or not required.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures—We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of September 30, 2007, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2007 at the above-described reasonable assurance level.

Internal Control over Financial Reporting—Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of our financial statements.

Our management has assessed the effectiveness of internal control over financial reporting as of September 30, 2007 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework.” Based on that assessment, management believes that our internal control over financial reporting was effective as of September 30, 2007.

Ernst & Young LLP, the independent registered public accounting firm which audits our consolidated financial statements, has issued the following attestation report on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Headwaters Incorporated

We have audited Headwaters Incorporated’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Headwaters Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Headwaters Incorporated maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Headwaters Incorporated as of September 30, 2006 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007 and our report dated November 16, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Salt Lake City, Utah

November 16, 2007

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The applicable information to be set forth under the captions “Executive Officers,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 1–Election of Directors” in our Proxy Statement to be filed in January 2008 for the Annual Meeting of Stockholders to be held in 2008 (the “Proxy Statement”), is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The applicable information to be set forth under the captions “Executive Compensation” and “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information to be set forth under the captions “Summary Information about Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information to be set forth under the caption “Transactions with Related Persons” in the Proxy Statement is incorporated herein by reference.

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

3.	Listing of Exhibits

For convenience, the name Headwaters is used throughout this listing although in some cases the name Covol was used in the original instrument.

Exhibit No.	Description	Location
3.1.9	Amended and Restated Certificate of Incorporation of Headwaters dated 1 March 2005	(11)

3.2.5	Amended and Restated By-Laws of Headwaters	(17)

4.1	Indenture dated as of January 22, 2007 between Headwaters and Wells Fargo Bank, as Trustee, relating to 2.50% Convertible Senior Subordinated Notes due 2014	(20)

4.3	Letter Agreement dated as of January 16, 2007 between Headwaters and JP Morgan Chase Bank	(20)

4.4	Letter Agreement dated as of January 16, 2007 between Headwaters and JP Morgan Chase Bank	(20)

10.60	Employment Agreement with Kirk A. Benson dated August 25, 2005	(13)

10.86	Securities Purchase Agreement by and among Eldorado Stone Holdings Co., LP, et al. and Headwaters dated April 21, 2004	(4)

10.87	Indenture dated as of June 1, 2004 between Headwaters and Wells Fargo Bank, as Trustee, relating to 2-7/8% Convertible Senior Subordinated Notes due 2016	(5)

Exhibit No.	Description	Location
10.89	Agreement and Plan of Merger by and among Headwaters Incorporated, Headwaters T Acquisition Corp., and Tapco Holdings, Inc., dated as of September 8, 2004	(6)

10.91	Credit Agreement among Headwaters and various lenders dated September 8, 2004	(7)

10.93	Amendment No. 2 to the Credit Agreement among Headwaters and various lenders dated as of March 14, 2005	(9)

10.93.1	Amendment No. 3 to the Credit Agreement among Headwaters and various lenders dated as of May 19, 2005	(11)

10.93.2	Amendment No. 4 to the Credit Agreement among Headwaters and various lenders dated as of October 26, 2005	(14)

10.93.3	Amendment No. 5 to the Credit Agreement among Headwaters and various lenders dated as of June 27, 2006	(15)

10.93.4	Amendment No. 6 to the Credit Agreement among Headwaters and various lenders dated as of August 30, 2006	(16)

10.93.5	Amendment No. 7 to the Credit Agreement among Headwaters and various lenders dated as of January 12, 2007	(19)

10.95	Employment agreement with Scott K. Sorensen dated December 5, 2006	(18)

10.96	Employment agreement with Steven G. Stewart dated October 26, 2007	(21)

12	Computation of ratio of earnings to combined fixed charges and preferred stock dividends	*

14	Code of Ethics	(10)

21	List of Subsidiaries of Headwaters	*

23.1	Consent of Ernst & Young LLP	*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	*

99.1.1	Amended 2000 Employee Stock Purchase Plan, as further amended	(12)

99.2	1995 Stock Option Plan (originally designated as Exhibit No. 10.5)	(1)

99.2.1	First Amendment to the 1995 Stock Option Plan (originally designated as Exhibit 10.5.1)	(1)

99.2.2	1996 Stock Option Agreement	(2)

99.2.3	1998 Stock Option Agreement	(2)

99.2.4	2001 Stock Option Agreement	(2)

99.2.5	2002 Stock Option Agreement	(2)

99.4	2002 Stock Incentive Plan	(7)

99.7	2003 Stock Incentive Plan	(3)

99.10	Long Term Incentive Compensation Plan (Effective 1 March 2005)	(8)

99.11	Nominating and Corporate Governance Committee Charter, dated April 25, 2005	(10)

Exhibit No.	Description	Location
99.12	Audit Committee Charter, dated March 9, 2005	(10)

99.13	Compensation Committee Charter, dated March 9, 2005	(10)

99.15	Form of 2005 Stock Appreciation Right Grant and related Stock Appreciation Right Agreement (scheduled vesting)	(10)

99.16	Form of 2006 Long-Term Incentive Cash Bonus Agreement	(15)

99.17	Form of 2006 Executive Change in Control Agreement	(15)
99.18	Amended Deferred Compensation Plan	*

99.19	Offer to Cancel Stock Appreciation Rights	*

*	Filed herewith.

Unless another exhibit number is indicated as the exhibit number for the exhibit as “originally filed,” the exhibit number in the filing in which any exhibit was originally filed and to which reference is made hereby is the same as the exhibit number assigned herein to the exhibit.

(1)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Registration Statement on Form 10, filed February 26, 1996.
(2)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Annual Report on Form 10-K, for the fiscal year ended September 30, 2002.
(3)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Quarterly Report on Form 10-Q, for the quarter ended December 31, 2002.
(4)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K/A, for the event dated April 21, 2004, filed December 7, 2004.
(5)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K/A, for the event dated July 7, 2004, filed December 7, 2004.
(6)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K/A, for the event dated September 8, filed December 13, 2004.
(7)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Annual Report on Form 10-K, for the fiscal year ended September 30, 2004.
(8)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated March 1, 2005, filed March 3, 2005.
(9)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated March 14, 2005, filed March 17, 2005.
(10)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 2005.
(11)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated May 27, 2005, filed June 1, 2005.
(12)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Quarterly Report on Form 10-Q, for the quarter ended June 30, 2005.
(13)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated August 25, 2005, filed August 29, 2005.
(14)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated November 8, 2005, filed November 8, 2005.
(15)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Quarterly Report on Form 10-Q, for the quarter ended June 30, 2006.
(16)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated August 30, 2006, filed September 1, 2006.
(17)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Annual Report on Form 10-K, for the fiscal year ended September 30, 2006.

(18)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated December 5, 2006, filed December 6, 2006.
(19)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated January 12, 2007, filed January 16, 2007.
(20)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated January 22, 2007, filed January 22, 2007.
(21)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated October 26, 2007, filed October 30, 2007.

(b)	Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report. See Item 15 (a) 3 above.

(c)	Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this report. See Item 15 (a) 2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEADWATERS INCORPORATED

By:	/s/ KIRK A. BENSON
Kirk A. Benson Chief Executive Officer (Principal Executive Officer)

By:	/S/ STEVEN G. STEWART
Steven G. Stewart Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	November 19, 2007

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

SIGNATURE	TITLE	DATE

/s/ KIRK A. BENSON Kirk A. Benson	Director and Chief Executive Officer (Principal Executive Officer)	November 19, 2007

/s/ STEVEN G. STEWART Steven G. Stewart	Chief Financial Officer (Principal Financial and Accounting Officer)	November 19, 2007

/s/ JAMES A. HERICKHOFF James A. Herickhoff	Director	November 19, 2007

/s/ RAYMOND J. WELLER Raymond J. Weller	Director	November 19, 2007

/s/ E. J. “JAKE” GARN E. J. “Jake” Garn	Director	November 19, 2007

/s/ R. SAM CHRISTENSEN R. Sam Christensen	Director	November 19, 2007

SIGNATURE	TITLE	DATE

/s/ WILLIAM S. DICKINSON William S. Dickinson	Director	November 19, 2007

/s/ MALYN K. MALQUIST Malyn K. Malquist	Director	November 19, 2007

/s/ BLAKE O. FISHER, JR. Blake O. Fisher, Jr.	Director	November 19, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Headwaters Incorporated

We have audited the accompanying consolidated balance sheets of Headwaters Incorporated as of September 30, 2006 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Headwaters Incorporated at September 30, 2006 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Headwaters Incorporated’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 16, 2007 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Salt Lake City, Utah

November 16, 2007

HEADWATERS INCORPORATED

CONSOLIDATED BALANCE SHEETS

	As of September 30,
(in thousands, except per-share data)	2006	2007
ASSETS

Current assets:
Cash and cash equivalents	$79,151	$55,787
Trade receivables, net	131,608	188,334
Inventories	62,519	53,201
Deferred income taxes	26,465	30,171
Other	10,294	20,903

Total current assets	310,037	348,396

Property, plant and equipment, net	213,406	225,700

Other assets:
Intangible assets, net	251,543	238,144
Goodwill	826,432	787,161
Other	60,311	56,488

Total other assets	1,138,286	1,081,793

Total assets	$1,661,729	$1,655,889

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$23,854	$39,379
Accrued personnel costs	32,859	37,539
Accrued income taxes	16,481	4,584
Other accrued liabilities	62,190	95,103
Deferred license fee revenue	22,090	8,397
Current portion of long-term debt	7,267	—

Total current liabilities	164,741	185,002

Long-term liabilities:
Long-term debt	587,820	542,500
Deferred income taxes	96,972	91,721
Other	11,238	6,416

Total long-term liabilities	696,030	640,637

Total liabilities	860,771	825,639

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; authorized 100,000 shares; issued and outstanding: 42,306 shares at September 30, 2006 (including 254 shares held in treasury) and 42,365 shares at September 30, 2007 (including 138 shares held in treasury)	42	42
Capital in excess of par value	502,265	511,496
Retained earnings	299,866	319,920
Treasury stock and other	(1,215)	(1,208)

Total stockholders’ equity	800,958	830,250

Total liabilities and stockholders’ equity	$1,661,729	$1,655,889

See accompanying notes.

HEADWATERS INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

	Year ended September 30,
(in thousands, except per-share data)	2005	2006	2007
Revenue:
Construction materials	$519,926	$573,390	$544,087
Coal combustion products	246,819	281,213	306,394
Alternative energy	297,894	266,784	357,363

Total revenue	1,064,639	1,121,387	1,207,844

Cost of revenue:
Construction materials	346,521	394,141	383,505
Coal combustion products	186,133	206,372	217,619
Alternative energy	140,973	163,352	212,152

Total cost of revenue	673,627	763,865	813,276

Gross profit	391,012	357,522	394,568

Operating expenses:
Amortization	24,465	24,273	22,885
Research and development	12,621	13,478	17,744
Selling, general and administrative	155,305	137,968	155,597
Goodwill impairment	—	—	98,000
Contract litigation settlement	(38,252)	—	—

Total operating expenses	154,139	175,719	294,226

Operating income	236,873	181,803	100,342

Other income (expense):
Net interest expense	(57,433)	(34,049)	(31,061)
Other, net	(15,632)	(9,938)	(10,940)

Total other income (expense), net	(73,065)	(43,987)	(42,001)

Income before income taxes	163,808	137,816	58,341
Income tax provision	(42,530)	(35,758)	(38,287)

Net income	$121,278	$102,058	$20,054

Basic earnings per share	$3.19	$2.44	$0.48

Diluted earnings per share	$2.79	$2.19	$0.47

See accompanying notes.

HEADWATERS INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)	Common stock		Capital in excess of par value	Retained earnings	Treasury stock, at cost	Other	Total stockholders’ equity
	Shares	Amount
Balances as of September 30, 2004	33,775	$34	$235,581	$76,530	$(2,610)	$(1,380)	$308,155
Exercise of stock options and stock appreciation rights	1,167	1	13,051				13,052
Tax benefit from exercise of stock options and stock appreciation rights			8,098				8,098
67 shares of treasury stock transferred to employee stock purchase plan, at cost			1,630		191		1,821
Common stock issued for cash, net of commissions and other offering costs totaling $11,633	6,900	7	198,810				198,817
Stock-based compensation			32,432			1,380	33,812
Other comprehensive income, net of taxes—unrealized gain on cash flow hedges						1,280	1,280
Net income for the year ended September 30, 2005				121,278			121,278

Balances as of September 30, 2005	41,842	42	489,602	197,808	(2,419)	1,280	686,313
Exercise of stock options and stock appreciation rights	462	—	6,377				6,377
Tax benefit from exercise of stock options and stock appreciation rights, net of reversals pertaining to prior periods			(2,799)				(2,799)
93 shares of treasury stock transferred to employee stock purchase plan, at cost			2,073		264		2,337
Stock-based compensation	2	—	7,012				7,012
Other comprehensive income (loss), net of taxes—unrealized loss on cash flow hedges						(340)	(340)
Net income for the year ended September 30, 2006				102,058			102,058

Balances as of September 30, 2006	42,306	42	502,265	299,866	(2,155)	940	800,958
Exercise of stock options	53	—	477				477
116 shares of treasury stock transferred to employee stock purchase plan, at cost			1,152		932		2,084
Stock-based compensation	6	—	10,060				10,060
Reduction of deferred tax assets related to cancellation of stock-based awards			(6,815)				(6,815)
Convertible note hedge and related warrants, net			(11,830)				(11,830)
Deferred taxes on convertible note hedge			16,187				16,187
Other comprehensive income (loss), net of taxes—cash flow hedges and foreign currency translation adjustments						(925)	(925)
Net income for the year ended September 30, 2007				20,054			20,054

Balances as of September 30, 2007	42,365	$42	$511,496	$319,920	$(1,223)	$15	$830,250

See accompanying notes.

HEADWATERS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
(in thousands)	2005	2006	2007
Cash flows from operating activities:
Net income	$121,278	$102,058	$20,054
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	—	—	98,000
Depreciation and amortization	56,376	63,669	72,199
Stock-based compensation expense	33,812	7,012	10,060
Interest expense related to amortization of debt issue costs	10,634	2,843	5,318
Equity in losses, net of gains, of joint ventures	—	497	895
Amortization of non-refundable license fees	(16,844)	(22,067)	(22,067)
Deferred income taxes	(32,529)	(9,497)	691
Net loss on disposition of property, plant and equipment	461	2,512	2,701
Decrease (increase) in trade receivables	(44,228)	42,935	(54,401)
Decrease (increase) in inventories	(16,957)	(1,229)	9,929
Increase (decrease) in accounts payable and accrued liabilities	46,799	(30,408)	21,241
Other changes in operating assets and liabilities, net	(7,571)	64,904	(14,647)

Net cash provided by operating activities	151,231	223,229	149,973

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	(17,248)	(50,219)
Purchase of property, plant and equipment	(56,648)	(59,935)	(54,986)
Proceeds from disposition of property, plant and equipment	331	1,286	597
Investments in joint ventures	—	(27,451)	(1,320)
Net decrease (increase) in other assets	(3,723)	(1,176)	23

Net cash used in investing activities	(60,040)	(104,524)	(105,905)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	59,332	(204)	154,424
Payments on long-term debt	(379,496)	(58,931)	(212,587)
Convertible note hedge and related warrants, net	—	—	(11,830)
Employee stock purchases	1,821	2,337	2,084
Proceeds from exercise of stock options	13,052	6,377	477
Income tax benefit from exercise of stock options and stock appreciation rights (net of reversals pertaining to prior periods)	8,098	(2,799)	—
Net proceeds from issuance of common stock	198,817	—	—

Net cash used in financing activities	(98,376)	(53,220)	(67,432)

Net increase (decrease) in cash and cash equivalents	(7,185)	65,485	(23,364)
Cash and cash equivalents, beginning of year	20,851	13,666	79,151

Cash and cash equivalents, end of year	$13,666	$79,151	$55,787

Supplemental schedule of non-cash investing and financing activities:
Increase in accrued liabilities for acquisition-related commitments	$—	$1,800	$24,639
Purchase of interest in solid alternative fuel facility in exchange for commitment to make future payments	7,500	—	—
Supplemental disclosure of cash flow information:
Cash paid for interest	$46,416	$34,998	$31,430
Cash paid for income taxes	43,531	45,701	48,251

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

1. Description of Business and Organization

Headwaters Incorporated (“Headwaters”) is a diversified company providing products, technologies and services in three industries: construction materials, coal combustion products (“CCPs”) and alternative energy. Headwaters uses technology to differentiate itself from competitors and to create value in its businesses.

In the construction materials segment, Headwaters designs, manufactures, and sells architectural stone and resin-based exterior siding accessories (such as shutters, mounting blocks, and vents) and other products. Headwaters believes that many of its branded products have a leading market position. Revenue from Headwaters’ construction materials businesses are diversified geographically and also by market, including the new construction, remodeling and home improvement markets.

In the CCP segment, Headwaters is a nationwide leader in the management and marketing of CCPs, including fly ash used as a substitute for portland cement. Headwaters believes it is uniquely positioned to manufacture an array of building materials that use fly ash, such as block, stucco, and mortar. Headwaters’ CCP business is comprised of a nationwide storage and distribution network and revenue is diversified geographically and by market.

In the alternative energy segment, Headwaters is focused on reducing waste and increasing the value of energy feedstocks, primarily in the areas of low-value coal and oil. In coal, Headwaters owns and operates several coal cleaning facilities that remove rock, dirt, and other impurities from waste coal, resulting in higher-value, marketable coal. Headwaters also licenses technology and sells reagents to the coal-based solid alternative fuel industry. In oil, Headwaters believes that its heavy oil upgrading technology represents a substantial improvement over current refining technologies. Headwaters’ heavy oil upgrading process uses a liquid catalyst precursor to generate a highly active molecular catalyst to convert residual oil feedstocks into higher-value distillates that can be refined into gasoline, diesel and other products.

Headwaters is incorporated in Delaware and has a fiscal year that ends on September 30. Unless otherwise noted, references to years refer to Headwaters’ fiscal year rather than a calendar year.

2. Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of Headwaters, all of its subsidiaries, and other entities in which Headwaters has a controlling interest. In accordance with Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities,” as revised, Headwaters is required to consolidate any variable interest entities for which it is the primary beneficiary; however, as of September 30, 2007, there are none that are material. For investments in entities in which Headwaters has a significant influence over operating and financial decisions (generally defined as owning a voting or economic interest of 20% to 50%), Headwaters applies the equity method of accounting. In instances where Headwaters’ investment is less than 20% and significant influence does not exist, investments are carried at cost. All significant intercompany transactions and accounts are eliminated in consolidation.

As described in more detail in Note 13, Headwaters made one acquisition in 2007 and several insignificant acquisitions in 2006. These entities’ results of operations for the periods from the acquisition dates through September 30, 2007 have been consolidated with Headwaters’ results; their operations up to the dates of acquisition have not been included in Headwaters’ consolidated results for any period.

Use of Estimates—The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect i) the

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2007

reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and ii) the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Segment Reporting, Major Customers and Other Concentrations of Risk—Headwaters operates in three business segments, construction materials, coal combustion products (“CCPs”) and alternative energy. Additional information about segments is presented in Note 3. No customer accounted for over 10% of total revenue in any year presented. Through September 30, 2007, substantially all of Headwaters’ revenues have been generated from sales in the United States.

Headwaters purchases all of the polypropylene used in its building products from a single supplier and purchases all of the chemical reagent that is sold to licensees and other customers from a single large international chemical company. Management believes that if necessary, the polypropylene could be obtained from other suppliers, although such a change would be disruptive. Obtaining an alternative supplier of chemical reagent would most likely not be possible because of the imminent expiration of the Section 45K tax credit program on December 31, 2007, but for the same reason it is not expected to be necessary (see Note 14). Also as described in more detail in Note 14, a material amount of Headwaters’ consolidated revenue, net income and cash flow is derived from its Section 45K business, which business will end in 2008.

Revenue Recognition and Cost of Revenue—Building Materials. Revenue from the sale of construction materials and CCPs is recognized upon passage of title to the customer, which coincides with physical delivery and assumption of risk of loss by the customer. Estimated sales rebates, discounts and allowances are provided for at the time of sale and are based upon established policies and historical experience. Revenues include transportation charges and shipping and handling fees associated with delivering products and materials to customers when the transportation or shipping and handling is contractually provided for between the customer and Headwaters. Cost of construction materials and coal combustion products sold includes shipping and handling fees.

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

Alternative Energy. Headwaters currently licenses its technologies to the owners of 28 coal-based solid alternative fuel facilities from which Headwaters earns license fees and/or revenue from the sale of chemical reagents. Non-refundable advance license fees and royalty payments have been received from certain licensees under various terms and conditions. These non-refundable license fees and royalties have been deferred and are being recognized on a straight-line basis through December 31, 2007, the period covered by the related license and royalty agreements and the expiration date of Section 45K tax credits. Recurring license fees or royalty payments are recognized in the period when earned, which coincides with the sale of alternative fuel by Headwaters’ licensees, provided standard revenue recognition criteria such as amounts being “fixed or

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2007

determinable” are met. In certain instances, Headwaters is required to pay to third parties a portion of license fees received or cash proceeds from the sale of chemical reagents. In such cases, Headwaters records the net proceeds as revenue. Revenue from the sale of chemical reagents is recognized upon delivery of product and assumption of the risk of loss by the licensee or non-licensee customer.

Cash and Cash Equivalents—Headwaters considers all short-term, highly-liquid investments with an original maturity of three months or less to be cash equivalents. Certain cash and cash equivalents are deposited with financial institutions, and at times such amounts exceed insured depository limits.

Receivables—Allowances are provided for uncollectible accounts and notes when deemed necessary. Such allowances are based on an account-by-account analysis of collectibility or impairment plus a provision for non-customer specific defaults based upon historical collection experience. Collateral is not required for trade receivables, but Headwaters performs periodic credit evaluations of its customers. Collateral is generally required for notes receivable.

Inventories—Inventories are stated at the lower of cost or market (net realizable value). Cost includes direct material, transportation, direct labor and allocations of manufacturing overhead costs and is determined primarily using the first-in, first-out method.

Property, Plant and Equipment—Property, plant and equipment are recorded at cost. For significant self-constructed assets, cost includes direct labor and interest. Expenditures for major improvements are capitalized; expenditures for maintenance, repairs and minor improvements are charged to expense as incurred. Except for coal rights, assets are depreciated using the straight-line method over their estimated useful lives, limited to the lease terms for improvements to leased assets. Coal rights are amortized using the units-of-production method. Upon the sale or retirement of property, plant and equipment, any gain or loss on disposition is reflected in results of operations (in other income (expense)), and the related asset cost and accumulated depreciation or amortization are removed from the respective accounts.

Intangible Assets and Goodwill—Intangible assets consist primarily of identifiable intangible assets obtained in connection with acquisitions (see Note 13). Intangible assets are amortized using the straight-line method over their estimated useful lives. Goodwill consists of the excess of the purchase price for businesses acquired over the fair value of assets acquired, net of liabilities assumed. As described in more detail in Note 7, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Intangible Assets,” goodwill is not amortized, but is tested at least annually for impairment. A goodwill impairment charge was recorded for one reporting unit in 2007. No impairment charges have been required for any other reporting unit or in any other year presented.

Valuation of Long-Lived Assets—Headwaters evaluates the carrying value of long-lived assets, including intangible assets and goodwill, as well as the related amortization periods, to determine whether adjustments to these amounts or to the useful lives are required based on current events and circumstances. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flow from that asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Except for the goodwill impairment charge in 2007, there were no material impairment losses recorded for long-lived assets in any of the years presented.

Debt Issue Costs—Debt issue costs represent direct costs incurred for the issuance of long-term debt. These costs are amortized to interest expense over the lives of the respective debt issues using the effective interest

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2007

method. When debt is repaid early, the portion of unamortized debt issue costs related to the early principal repayment is written off and included in interest expense.

Financial Instruments—Derivatives are recorded in the consolidated balance sheet at fair value, as required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). Accounting for changes in the fair value of a derivative depends on the intended use of the derivative, which is established at inception. For derivatives designated as cash flow hedges and which meet the effectiveness guidelines of SFAS No. 133, changes in fair value, to the extent effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value of a derivative resulting from ineffectiveness, or an excluded component of the gain or loss, is recognized immediately and is recorded as interest expense.

Headwaters formally documents all hedge transactions at inception of the contract, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking the derivatives that are designated as hedges to specific assets, liabilities, firm commitments or forecasted transactions. Headwaters also formally assesses the effectiveness of its hedging instruments on an ongoing basis. Headwaters has entered into hedge agreements to limit its exposure for interest rate movements and certain commodities.

Income Taxes—Headwaters files a consolidated federal income tax return with substantially all of its subsidiaries and accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Headwaters recognizes deferred tax assets or liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in income tax returns. Deferred tax assets or liabilities are determined based upon the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply when the differences are expected to be settled or realized. Deferred income tax assets are periodically reviewed for recoverability based on changing events, and valuation allowances are provided as necessary. Expenses for interest and penalties related to income taxes are classified with the income tax provision.

Research and Development Costs—Research and development costs consist primarily of personnel-related costs and are expensed as incurred.

Advertising Costs—Advertising costs are expensed as incurred, except for the cost of certain materials which are capitalized and amortized to expense as the materials are distributed. Total advertising costs were approximately $7.8 million in 2005, $11.4 million in 2006 and $9.1 million in 2007.

Warranty Costs—Provision is made for warranty costs at the time of sale, based upon established policies and historical experience. Warranty costs were approximately $1.6 million in 2007 and were not material in 2005 or 2006.

Contingencies—In accounting for legal matters and other contingencies, Headwaters follows the guidance in SFAS No. 5, “Accounting for Contingencies,” under which loss contingencies are accounted for based upon the likelihood of an impairment of an asset or the incurrence of a liability. If a loss contingency is “probable” and the amount of loss can be reasonably estimated, it is accrued. If a loss contingency is “probable” but the amount of loss cannot be reasonably estimated, disclosure is made. If a loss contingency is “reasonably possible,” disclosure is made, including the potential range of loss, if determinable. Loss contingencies that are “remote” are neither accounted for nor disclosed. Gain contingencies are given no accounting recognition until realized, but are disclosed if material.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2007

Stock-Based Compensation—As described in more detail in Note 11, in the quarter ended June 30, 2005 Headwaters early adopted the fair value method of accounting for stock-based compensation required by SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), effective as of October 1, 2004, the beginning of Headwaters’ 2005 fiscal year. Accordingly, Headwaters restated its statement of income for the six months ended March 31, 2005 and the restated amounts were used in deriving the statement of income amounts reported for the 2005 fiscal year.

Stock-based compensation expense is reported within the same operating expense line items as used for cash compensation expense. Due to immateriality, Headwaters has not capitalized any compensation cost as part of the cost of any asset. Tax benefits resulting from exercise of stock options and stock appreciation rights (“SARs”) are reflected in the consolidated statements of changes in stockholders’ equity and cash flows.

Headwaters recognizes compensation expense equal to the grant-date fair value of stock-based awards for all awards expected to vest, over the period during which the related service is rendered by grantees. The fair value of stock-based awards is determined primarily using the Black-Scholes-Merton option pricing model (“B-S-M model”), developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. Option valuation models require the input of certain subjective assumptions, including expected stock price volatility. For stock-based awards, Headwaters uses the “graded vesting” or accelerated method to allocate compensation expense over the requisite service periods. Headwaters’ estimated forfeiture rates are based largely on historical data and ranged from 0% to 5% from 2005 to 2007, depending on the type of award and the award recipients. As of September 30, 2007, the estimated forfeiture rate for most unvested awards was 1% per year.

Earnings per Share Calculation—Earnings per share (“EPS”) has been computed based on the weighted-average number of common shares outstanding. Diluted EPS computations reflect the increase in weighted-average common shares outstanding that would result from the assumed exercise of outstanding stock-based awards, calculated using the treasury stock method (as modified by SFAS No. 123R), and the assumed conversion of convertible securities, using the if-converted method, when such stock-based awards or convertible securities are dilutive.

Recent Accounting Pronouncements—In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation prescribes a consistent recognition threshold and measurement standard, as well as criteria for subsequently recognizing, derecognizing and measuring tax positions for financial reporting purposes. FIN 48 also requires expanded disclosures with respect to the uncertainty in income taxes. Headwaters is required to adopt FIN 48 at the beginning of its fiscal 2008 year, or October 1, 2007, with a transition adjustment to retained earnings as of October 1, 2007, if material. Based upon Headwaters’ evaluation as of September 30, 2007, the cumulative effect of adopting FIN 48 could be a decrease in retained earnings and an increase in income tax liabilities for uncertain tax positions of approximately $18.0 million; however, this amount is subject to revision when Headwaters completes its evaluation.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. Headwaters must adopt SFAS No. 157 no later than in its fiscal year ending September 30, 2009. Headwaters uses fair value measurements to determine the reported amounts of assets acquired and liabilities assumed in purchase transactions (see Note 13), in testing for potential goodwill impairment (see Note 7), for disclosure of the fair value of financial instruments

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2007

(see Note 9), and elsewhere. It is therefore possible that the implementation of SFAS No. 157 could have a material effect on the reported amounts or disclosures in Headwaters’ consolidated financial statements in future periods.

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

Reclassifications—Certain prior year amounts have been reclassified to conform to the current year’s presentation. The reclassifications had no effect on net income or total assets.

3. Segment Reporting

Headwaters currently operates three business segments: construction materials, CCPs and alternative energy. These segments are managed and evaluated separately by management due to differences in their markets, operations, products and services.

In the construction materials segment, Headwaters designs, manufactures, and sells architectural stone and resin-based exterior siding accessories (such as shutters, mounting blocks, and vents) and other products. Revenues consist of product sales to wholesale and retail distributors, contractors and other users of building products.

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

The following segment information has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The accounting policies of the segments are described in Note 2. Segment performance is evaluated primarily on revenue and operating income, although other factors are also used, such as income tax credits generated by activities of the alternative energy segment. Intersegment sales are immaterial.

Segment costs and expenses considered in deriving segment operating income include cost of revenue, amortization, research and development, and segment-specific selling, general and administrative expenses. Amounts included in the “Corporate” column represent expenses not specifically attributable to any segment and include administrative departmental costs and general corporate overhead. Segment assets reflect those specifically attributable to individual segments and primarily include accounts receivable, inventories, property, plant and equipment, intangible assets and goodwill. Cash and cash equivalents and certain other assets are

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2007

included in the “Corporate” column. Segment information includes acquired subsidiaries’ results only for the periods subsequent to the dates of acquisition, and therefore the information may not be comparable among all years presented.

	2005
(in thousands)	Construction Materials	CCPs	Alternative Energy	Corporate	Totals
Segment revenue	$519,926	$246,819	$297,894	$—	$1,064,639

Depreciation and amortization	$(37,485)	$(12,648)	$(5,922)	$(321)	$(56,376)

Operating income (loss)	$72,878	$32,780	$171,164	$(39,949)	$236,873

Net interest expense					(57,433)
Other income (expense), net					(15,632)
Income tax provision					(42,530)

Net income					$121,278

Capital expenditures	$44,408	$5,807	$6,019	$414	$56,648

Segment assets	$1,142,547	$311,599	$155,458	$62,052	$1,671,656

	2006
(in thousands)	Construction Materials	CCPs	Alternative Energy	Corporate	Totals
Segment revenue	$573,390	$281,213	$266,784	$—	$1,121,387

Depreciation and amortization	$(44,515)	$(12,665)	$(6,108)	$(381)	$(63,669)

Operating income (loss)	$76,594	$48,538	$80,461	$(23,790)	$181,803

Net interest expense					(34,049)
Other income (expense), net					(9,938)
Income tax provision					(35,758)

Net income					$102,058

Capital expenditures	$32,631	$8,818	$17,963	$523	$59,935

Segment assets	$1,137,533	$307,485	$92,557	$124,154	$1,661,729

	2007
(in thousands)	Construction Materials	CCPs	Alternative Energy	Corporate	Totals
Segment revenue	$544,087	$306,394	$357,363	$—	$1,207,844

Depreciation and amortization	$(49,467)	$(12,850)	$(9,449)	$(433)	$(72,199)

Operating income (loss)	$(45,112)	$60,021	$112,418	$(26,985)	$100,342

Net interest expense					(31,061)
Other income (expense), net					(10,940)
Income tax provision					(38,287)

Net income					$20,054

Capital expenditures	$32,298	$6,092	$16,407	$189	$54,986

Segment assets	$1,082,854	$303,343	$165,606	$104,086	$1,655,889

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2007

4. Receivables

Activity in the trade receivables allowance account was as follows.

(in thousands)	Balance at beginning of year	Charged to expense	Additions from acquisitions	Accounts written off and other deductions	Balance at end of year
2005	$5,777	$3,887	$—	$(4,164)	$5,500
2006	5,500	2,989	—	(2,973)	5,516
2007	5,516	2,540	30	(3,448)	4,638

5. Inventories

Inventories consisted of the following at September 30:

(in thousands)	2006	2007
Raw materials	$12,831	$14,192
Finished goods	49,688	39,009

	$62,519	$53,201

6. Property, Plant and Equipment

Property, plant and equipment consisted of the following at September 30:

(in thousands)	Estimated useful lives	2006	2007
Land and improvements	15-40 years	$14,613	$14,510
Coal rights	—	7,236	7,236
Buildings and improvements	3-40 years	48,296	53,852
Equipment and vehicles	3-30 years	136,266	152,606
Dies and molds	2-12 years	58,810	67,259
Construction in progress	—	11,992	25,893

		277,213	321,356
Less accumulated depreciation		(63,807)	(95,656)

Net property, plant and equipment		$213,406	$225,700

Depreciation expense was approximately $27.6 million in 2005, $35.7 million in 2006 and $43.4 million in 2007.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2007

7. Intangible Assets and Goodwill

Intangible Assets—All of Headwaters’ identified intangible assets are being amortized. The following table summarizes the gross carrying amounts and the related accumulated amortization of intangible assets as of September 30:

		2006		2007
(in thousands)	Estimated useful lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
CCP contracts	8-20 years	$117,690	$24,987	$117,690	$31,718
Customer relationships	7 1/2-15 years	68,331	10,348	71,503	15,580
Trade names	5-20 years	63,657	7,018	68,412	10,614
Patents and patented technologies	7 1/2-19 years	53,107	13,037	53,469	18,152
Other	2-15 years	10,408	6,260	7,411	4,277

		$313,193	$61,650	$318,485	$80,341

Total amortization expense related to intangible assets was approximately $24.5 million in 2005, $24.3 million in 2006 and $22.9 million in 2007. Total estimated annual amortization expense for 2008 through 2012 is shown in the following table.

Year ending September 30:	(in thousands)
2008	$21,373
2009	21,160
2010	20,785
2011	20,520
2012	19,039

Goodwill—Changes in the carrying amount of goodwill, by segment, are as follows for 2006 and 2007.

(in thousands)	Construction Materials	CCPs	Alternative Energy	Total
Balances as of September 30, 2005	$691,289	$115,998	$4,258	$811,545
Goodwill acquired during the year	5,387	—	—	5,387
Adjustments to previously recorded purchase price	9,500	—	—	9,500

Balances as of September 30, 2006	706,176	115,998	4,258	826,432
Goodwill acquired during the year	59,646	—	—	59,646
Adjustments to previously recorded purchase price	(917)	—	—	(917)
Goodwill impairment	(98,000)	—	—	(98,000)

Balances as of September 30, 2007	$666,905	$115,998	$4,258	$787,161

In accordance with the requirements of SFAS No. 142, Headwaters does not amortize goodwill, all of which relates to acquisitions that occurred from 2001 through 2007. SFAS No. 142 requires Headwaters to periodically test for goodwill impairment at least annually, or more frequently if evidence of possible impairment arises. Headwaters performs its annual impairment testing as of June 30, using a two-step process that begins with an estimation of the fair values of the reporting units that have goodwill. As of June 30, 2007, there were five reporting units with goodwill, three of which were in the construction materials segment. There was one reporting unit with goodwill in each of the CCPs and alternative energy segments.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2007

Step 1 of impairment testing consists of determining and comparing the fair values of the reporting units to the carrying values of those reporting units. If step 1 is failed for a reporting unit, indicating a potential impairment, Headwaters is required to complete step 2, which is a more detailed test to calculate the implied fair value of goodwill, and compare that value to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is required to be recorded. Headwaters performed step 1 impairment tests of recorded goodwill as of June 30, 2005, 2006 and 2007. With the exception of the Tapco reporting unit for 2007, all of the step 1 tests indicated that the fair values of the reporting units, calculated primarily using discounted expected future cash flows, exceeded their carrying values. Accordingly, step 2 of the impairment tests was not required to be performed for those reporting units, and no impairment charges were necessary.

As a result of the depressed residential housing and remodeling market and changes in cost of capital, the Tapco reporting unit failed step 1 in 2007, requiring completion of step 2, which resulted in a determination that Tapco’s goodwill was impaired. Accordingly, a non-cash impairment charge of $98.0 million was recorded in 2007. The impairment did not affect Headwaters’ cash position, cash flow from operating activities or senior debt covenants, and will not have any impact on future operations.

8. Liabilities

Other Accrued Liabilities—Other accrued liabilities consisted of the following at September 30:

(in thousands)	2006	2007
Cost of product received but not yet invoiced	$16,058	$19,275
Acquisition related liabilities	1,498	24,094
Refunds due licensees	8,677	11,904
Other	35,957	39,830

	$62,190	$95,103

Long-term Debt—Long-term debt consisted of the following at September 30:

(in thousands)	2006	2007
Senior secured debt	$415,319	$210,000
Convertible senior subordinated notes	172,500	332,500
Notes payable to a bank	7,215	—
Other	53	—

	595,087	542,500
Less: current portion	(7,267)	—

Total long-term debt	$587,820	$542,500

Senior Secured Credit Agreements—Headwaters’ senior secured credit facility currently consists of a first lien term loan in the amount of $210.0 million. The credit facility also provides for up to $60.0 million of borrowings under a revolving credit arrangement, with the ability to increase this amount to $100.0 million, subject to obtaining additional revolving loan commitments. The first lien term loan is senior in priority to all other debt and is secured by all assets of Headwaters. The terms of the credit facility, as currently amended, are described in more detail in the following paragraphs. Headwaters is in compliance with all debt covenants as of September 30, 2007.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2007

The first lien term loan bears interest, at Headwaters’ option, at either i) the London Interbank Offered Rate (“LIBOR”) plus 2.0%, 2.25%, or 2.5%, depending on the credit ratings that have been most recently announced for the loans by Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”); or ii) the “Base Rate” plus 1.0%, 1.25%, or 1.5%, again depending on the credit ratings announced by S&P and Moody’s. Base rate is defined as the higher of the rate announced by Morgan Stanley Senior Funding and the overnight rate charged by the Federal Reserve Bank of New York plus 0.5%. Headwaters’ current rate is LIBOR plus 2.0%. Headwaters can lock in new LIBOR rates for the first lien loan for one, two, three or six months. The weighted-average interest rate on the first lien debt was approximately 7.4% at September 30, 2007. Interest on the first lien term loan is generally payable on a quarterly basis.

In 2007, Headwaters issued $160.0 million of new convertible senior subordinated notes due 2014. Headwaters used most of the net proceeds from these notes and available cash to repay $152.8 million of the first lien term loan. Headwaters also made another loan repayment of $52.5 million in 2007. As a result of these repayments, the remaining balance of the first lien term loan of $210.0 million is repayable $84.8 million in February 2011 and $125.2 million in April 2011, the termination date. Due to the early repayments, Headwaters accelerated the amortization of related debt issue costs totaling approximately $2.6 million, which amount was charged to interest expense. There are mandatory prepayments of the first lien term loan in the event of certain asset sales and debt and equity issuances and from “excess cash flow,” as defined in the agreement. Optional prepayments of the first lien term loan are permitted without penalty or premium. Once repaid in full or in part, no reborrowings can be made.

Borrowings under the revolving credit arrangement are generally subject to the terms of the first lien loan agreement and bear interest at either LIBOR plus 1.75% to 2.5% (depending on Headwaters’ “total leverage ratio,” as defined), or the Base Rate plus 0.75% to 1.5%. Borrowings and reborrowings of any available portion of the $60.0 million revolver can be made at any time through September 2009, when all loans must be repaid and the revolving credit arrangement terminates. The fees for the unused portion of the revolving credit arrangement range from 0.5% to 0.75% (depending on Headwaters’ “total leverage ratio,” as defined). There were no borrowings outstanding under the revolving credit arrangement as of September 30, 2007, or subsequent thereto. The credit agreement also allows for the issuance of letters of credit, provided there is capacity under the revolving credit arrangement. As of September 30, 2007, six stand-by letters of credit totaling approximately $6.0 million were outstanding, with expiration dates ranging from March 2008 to September 2009.

The credit facility contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset sales and liens, annual capital expenditures in excess of $100.0 million annually, and the payment of dividends, among others. In addition, Headwaters must maintain certain leverage and fixed charge coverage ratios, as those terms are defined in the agreements, as follows: i) a total leverage ratio of 3.75:1.0 or less, declining to 3.5:1.0 in 2010; ii) a maximum ratio of consolidated funded indebtedness minus subordinated indebtedness to EBITDA of 2.75:1.0, declining to 2.5:1.0 in 2010; and iii) a minimum ratio of EBITDA plus rent payments for the four preceding fiscal quarters to scheduled payments of principal and interest on all indebtedness for the next four fiscal quarters of 1.25:1.0.

As required by the senior secured credit facility, Headwaters entered into agreements to limit its variable interest rate exposure through September 8, 2007. The agreements effectively fixed the LIBOR rate at 3.71% for $150.0 million of the first lien debt. Headwaters accounted for these agreements as cash flow hedges, with their fair market value reflected in the consolidated balance sheet as either other assets or other liabilities. Total comprehensive income, considering all cash flow hedge agreements in which Headwaters was or is a party, was not materially different from net income for any period.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2007

2.875% Convertible Senior Subordinated Notes Due 2016—Headwaters has outstanding $172.5 million of 2.875% convertible senior subordinated notes due June 2016, with interest payable semi-annually. These notes are subordinate to the senior secured debt described above and rank equally with the 2.50% convertible senior subordinated notes due 2014 described below, and any future senior subordinated debt. Holders of the notes may convert the notes into shares of Headwaters’ common stock at a conversion rate of 33.3333 shares per $1,000 principal amount ($30 conversion price), or 5.75 million aggregate shares of common stock, contingent upon certain events. The conversion rate adjusts for events related to Headwaters’ common stock, including common stock issued as a dividend, rights or warrants to purchase common stock issued to all holders of Headwaters’ common stock, and other similar rights or events that apply to all holders of common stock.

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

Headwaters includes the additional shares of common stock contingently issuable under the convertible notes in its diluted EPS calculations on an if-converted basis (see Note 12). In January 2007, Headwaters announced that it was planning an exchange offer for the 2.875% convertible senior subordinated notes due 2016, whereby new notes with similar, but not identical, terms, along with an exchange fee, would be issued upon tender of the existing notes. In April 2007, Headwaters announced that the commencement of an exchange offer had been indefinitely postponed. Headwaters continues to evaluate the merits of an exchange offer.

2.50% Convertible Senior Subordinated Notes Due 2014—In 2007, Headwaters issued $160.0 million of 2.50% convertible senior subordinated notes due February 2014, with interest payable semi-annually. These notes are subordinate to the senior secured debt and rank equally with the 2.875% convertible senior subordinated notes due 2016 described above, and any future senior subordinated debt. Total offering costs, including underwriting discounts and commissions, were approximately $5.4 million. The conversion rate for the notes is 33.9236 shares per $1,000 principal amount ($29.48 conversion price), subject to adjustment. Upon conversion, Headwaters will pay cash up to the principal amount of the notes, and shares of common stock to the extent the price of Headwaters’ common stock exceeds the conversion price during a 20-trading-day observation period. The conversion rate is adjusted for certain corporate transactions referred to as “fundamental changes.”

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2007

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

Notes Payable to a Bank—The notes payable to a bank were repaid in their entirety during 2007.

Interest and Debt Maturities—During 2005, Headwaters incurred total interest costs of approximately $59.7 million, including approximately $10.6 million of non-cash interest expense and approximately $0.5 million of interest costs that were capitalized. During 2006, Headwaters incurred total interest costs of approximately $37.9 million, including approximately $2.8 million of non-cash interest expense and approximately $1.0 million of interest costs that were capitalized. During 2007, Headwaters incurred total interest costs of approximately $35.0 million, including approximately $5.3 million of non-cash interest expense and approximately $0.8 million of interest costs that were capitalized. Interest income was approximately $1.8 million, $2.9 million and $3.1 million for 2005, 2006 and 2007, respectively.

The weighted-average interest rate on the face amount of outstanding long-term debt, disregarding amortization of debt issue costs, was approximately 5.7% at September 30, 2006 and 4.5% at September 30, 2007.

Future maturities of long-term debt as of September 30, 2007 were as follows:

Year ending September 30,	(in thousands)
2011	$210,000
2014 – 2016	332,500

Total long-term debt	$542,500

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

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2007

Headwaters’ outstanding debt as of September 30, 2006 and 2007 consisted of both fixed-rate debt and variable-rate debt. In 2006, the fixed-rate debt consisted of the 2.875% convertible senior subordinated notes due 2016 and the $150.0 million portion of variable-rate senior secured debt described in Note 8 for which Headwaters effectively fixed the interest rate using cash flow hedges (through September 8, 2007). In 2007, the fixed-rate debt consisted of both issues of convertible senior subordinated notes. Using market interest rates for all fixed rate debt, the fair value of all outstanding long-term debt as of September 30, 2006 and 2007 would have been approximately $600.4 million and $536.0 million, respectively, compared to carrying values of $595.1 million and $542.5 million, respectively.

Market rates used in 2006 to estimate fair value were approximately 2.8% for the 2.875% convertible senior subordinated notes due 2016 and 7.5% for the $150.0 million portion of senior secured debt. Market rates used in 2007 were approximately 3.3% for the 2.875% convertible senior subordinated notes due 2016 and 3.1% for the 2.50% convertible senior subordinated notes due 2014. The market interest rates for the convertible senior subordinated notes have changed from the stated interest rates primarily due to changes in Headwaters’ common stock price between the dates of issuance and the balance sheet measurement dates.

10. Income Taxes

Headwaters recorded income tax provisions with an effective tax rate of approximately 26% in 2005 and 2006, and 66% in 2007 (24%, exclusive of the $98.0 million goodwill impairment charge, which is not tax-deductible). The effective tax rates are lower than statutory rates primarily due to tax credits related to two coal-based solid alternative fuel facilities that Headwaters owns and operates, plus Headwaters’ 19% interest in an entity that owns and operates another alternative fuel facility (where Headwaters is not the primary beneficiary). The alternative fuel produced at these three facilities through December 2007 qualifies for tax credits pursuant to Section 45K (formerly Section 29) of the Internal Revenue Code, subject to the uncertainties of phase-out, IRS audit and other risks associated with the tax credits, all as more fully described in Note 14.

Headwaters’ 19% interest in the entity that owns and operates an alternative fuel facility was acquired for payments totaling $15.5 million, of which $1.8 million remains to be paid as of September 30, 2007. This obligation is recorded in other accrued liabilities in the consolidated balance sheet and bears interest at an 8% rate. Headwaters also agreed to make additional payments to the seller based on a pro-rata allocation of the tax credits generated by the facility through December 2007. These additional contractual payments are affected by phase-out and, along with the amortization of the $15.5 million investment, are recorded in other expense in the consolidated statements of income, totaling approximately $16.1 million in 2005, $7.0 million in 2006 and $9.2 million in 2007. The alternative fuel produced at the facility through December 2007 qualifies for tax credits, and Headwaters is entitled to receive its pro-rata share of such tax credits generated based upon its ownership percentage. Headwaters has the ability, under certain conditions, to limit its liability under the fixed payment obligations currently totaling approximately $1.8 million; therefore, Headwaters’ obligation to make all of the above-described payments is effectively limited by the tax benefits Headwaters receives.

As a result of actual and projected oil prices for calendar 2007, there will likely be a partial phase-out of Section 45K tax credits for the calendar year. In calculating an income tax provision for 2007, Headwaters used an estimated phase-out percentage for Section 45K tax credits of 54% for calendar 2007 (approximately 70% calculated as of October 31, 2007). This estimated phase-out percentage was derived by estimating the calendar 2007 reference price for oil using actual oil prices for January through July 2007 and published NYMEX oil prices for the months August through December 2007. The monthly NYMEX oil prices were reduced by approximately 10%, which reduction represents Headwaters’ estimate of the relationship between NYMEX oil prices and the average U.S. wellhead oil prices actually used to calculate the annual reference price. The

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2007

reference price for calendar 2007 was calculated by averaging the 12 months’ actual or estimated oil prices, which average was compared to the estimated phase-out range for calendar 2007 of $56.16 to $70.50 to derive an estimated phase-out percentage. Headwaters estimates that NYMEX average oil prices would need to exceed $110 for the period October 1, 2007 through December 31, 2007 for full phase-out to occur in calendar 2007.

While the calendar 2007 phase-out percentage can not be finalized at the current time, as of September 30, 2007, the estimated phase-out percentage represents Headwaters’ best estimate of what the phase-out percentage would be, using available information as of that date. The effect on income taxes of any change in the calendar 2007 phase-out percentage from 54% to the actual percentage for the year will be recorded to income tax expense in subsequent periods, when the calendar 2007 actual oil prices and the phase-out range are known. Any such effect could be material to Headwaters’ 2008 income tax expense.

The income tax provision consisted of the following for the years ended September 30:

(in thousands)	2005	2006	2007
Current tax provision:
Federal	$67,654	$41,692	$33,555
State	7,405	3,431	4,041

Total current tax provision	75,059	45,123	37,596
Deferred tax provision (benefit):
Federal	(29,108)	(7,747)	652
State	(3,421)	(1,618)	39

Total deferred tax provision (benefit)	(32,529)	(9,365)	691

Total income tax provision	$42,530	$35,758	$38,287

The provision for income taxes differs from the amount computed using the statutory federal income tax rate due to the following.

(in thousands)	2005	2006	2007
Tax provision at U.S. statutory rate	$57,333	$48,236	$20,419
State income taxes, net of federal tax effect	3,395	2,636	2,638
Goodwill impairment	—	—	34,300
Estimated tax credits	(20,455)	(19,187)	(22,742)
Cancellation of stock-based awards	—	—	2,964
Tax audit contingencies	—	3,621	(1,901)
Nondeductible expenses	3,039	355	556
Change in prior years’ estimates	(457)	(331)	1,996
Other	(325)	428	57

Income tax provision	$42,530	$35,758	$38,287

The calculation of tax liabilities involves uncertainties in the application of complex tax regulations in multiple jurisdictions. For example, Headwaters is currently under IRS audit for 2005 and 2006 and the IRS audit for 2003 and 2004 is not yet finalized. Headwaters recognizes potential liabilities for anticipated tax audit issues in the U.S. and state tax jurisdictions based on estimates of whether, and the extent to which, additional taxes and interest will be due. If events occur and the payment of these amounts ultimately proves to be unnecessary, the

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2007

reversal of the liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer probable or necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

As of September 30, 2007, Headwaters had deferred tax assets related to U.S., state and non-U.S. net operating loss (“NOL”) and capital loss carryforwards totaling approximately $5.1 million. Headwaters has established a valuation allowance for substantially all of this amount. A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. Because the realization of the deferred tax assets related to these NOLs and capital losses is dependent upon future income or capital gains related to domestic and foreign jurisdictional operations that have historically generated losses, management determined that it is not “more likely than not” that these NOLs and capital losses will be realized and therefore, a valuation allowance is required. The U.S. and state NOLs and capital losses expire from 2010 to 2027. Substantially all of the non-U.S. NOLs do not expire.

The components of Headwaters’ deferred income tax assets and liabilities were as follows as of September 30:

(in thousands)	2006	2007
Deferred tax assets:
Convertible note hedge	$—	$14,963
Tax credit carryforwards	8,951	10,901
Reserves and allowances	5,141	8,387
Estimated liabilities	6,696	8,174
Stock-based compensation	13,101	6,634
Intangible asset basis differences	4,951	5,564
Deferred license fee revenue	2,191	1,918
Accelerated license fee revenue recognition for tax	8,224	—
NOL and capital loss carryforwards	4,537	5,140
Valuation allowance related to NOL and capital loss carryforwards	(4,418)	(4,855)
Other	—	434

Total deferred tax assets	49,374	57,260
Deferred tax liabilities:
Intangible asset basis differences	(91,409)	(87,744)
Property, plant and equipment basis differences	(19,466)	(18,978)
Interest on convertible senior subordinated notes	(8,116)	(12,088)
Other	(890)	—

Total deferred tax liabilities	(119,881)	(118,810)

Net deferred tax liability	$(70,507)	$(61,550)

11. Equity Securities and Stock-Based Compensation

Authorized Stock—Headwaters has 100.0 million shares of authorized common stock and 10.0 million shares of authorized preferred stock. No preferred stock was issued or outstanding as of September 30, 2006 or 2007.

Issuance of Common Stock—In 2005, Headwaters issued 6.9 million shares of common stock in an underwritten public offering. Proceeds of $198.8 million were received, net of commissions and other offering

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2007

costs totaling $11.6 million. Approximately $18.0 million remains available for future offerings of securities under a universal shelf registration statement filed in connection with the common stock offering. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering would commence under the registration statement.

Grants of Stock Incentive Awards—During 2005, the Compensation Committee of Headwaters’ Board of Directors (the “Committee”) granted to certain officers and employees stock incentive awards consisting of approximately 3.0 million stock appreciation rights (“SARs”) and approximately 0.2 million stock options. Approximately 2.0 million of the SARs vested at grant date, a majority of which required a payment by grantees of $2.00 per SAR, payable over a 52-month period. Also, the maximum gain that could have been received for each of those SARs was limited to the fair market value of one share of Headwaters’ common stock at the date of grant. The grant of those immediate-vested SARs resulted in approximately $16.2 million of compensation expense being recorded in 2005, which was calculated in accordance with SFAS No. 123R as described below under “Stock-Based Compensation.” The remaining SARs which were granted during 2005 (approximately 1.0 million) had five-year vesting terms, and approximately 0.9 million of those SARs were exercisable based on the achievement of performance criteria related to the economic growth of Headwaters during the five-year vesting period. In 2007, the officers and employees who received the 2005 SAR grants agreed to voluntarily cancel substantially all of the SARs, including all of the immediate-vested SARs and all of the performance-based SARs.

During 2006, the Committee granted i) options for the purchase of approximately 0.1 million shares of common stock to certain directors, and ii) approximately 0.2 million SARs to certain employees. During 2007, the Committee granted approximately 0.2 million SARs to certain employees. Subsequent to September 30, 2007, the Committee granted approximately 1.0 million stock-based awards to certain directors, officers and employees. All stock-based awards for the years 2005 through 2007 and subsequent thereto were granted under existing stock incentive plans, and all have an exercise price equal to the fair market value of Headwaters’ common stock on the dates of grant and a contractual term of 10 years. When exercised by grantees, SARs are settled in Headwaters’ common stock.

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

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2007

Stock-Based Compensation—During 2005, Headwaters early adopted SFAS No. 123R effective as of October 1, 2004, the beginning of Headwaters’ 2005 fiscal year (the “modified retrospective” method, with restatement limited to interim periods in the year of adoption, as permitted by SFAS No. 123R). SFAS No. 123R revised SFAS No. 123 and superseded APB 25 and requires companies to expense the value of employee stock options and other equity-based awards. The following table summarizes stock-based compensation included in cost of revenue and operating expenses for the years indicated.

(in thousands)	2005	2006	2007
Construction materials	$1,392	$296	$548
Coal combustion products	572	183	227
Alternative energy	—	6	30
Research and development	1,862	478	667
Selling, general and administrative	29,986	6,049	8,588

Total stock-based compensation expense	$33,812	$7,012	$10,060

A significant amount of the 2005 stock-based compensation resulted from the expense associated with the grants of immediate-vested SARs and from the acceleration of vesting of certain stock options. Approximately $3.9 million of the 2007 stock-based compensation resulted from the early voluntary cancellation of SARs and other stock-based awards, requiring an acceleration of expense recognition for unrecognized compensation cost that remained as of the cancellation dates. The total income tax benefit recognized for stock-based compensation in the consolidated income statements was approximately $12.2 million, $2.5 million and $0.5 million for 2005, 2006 and 2007, respectively.

Valuation Assumptions—The fair values of stock options and SARs were estimated using the B-S-M model, adjusted where necessary to account for specific terms of awards that the B-S-M model does not have the capability to consider. Headwaters used the services of an independent valuation firm to validate its fair value estimates and assumptions and also to determine certain necessary adjustments to the B-S-M model output. One such adjustment was used in determining the fair value of SARs which have a cap on allowed appreciation. For these SARs, the output determined by the B-S-M model was reduced by an amount determined by a Quasi-Monte Carlo simulation to reflect the reduction in fair value associated with the appreciation cap.

The following table summarizes the assumptions used in determining the fair values of stock-based awards.

	2005	2006	2007
Expected stock volatility	30%-40%	30%-35%	35%
Risk-free interest rates	2.9%-4.3%	4.5%-5.1%	4.6%
Expected lives (beyond vest dates)—5-year vesting SARs and options	3.5 years	3.5 years	3.5 years
Expected lives (beyond vest date)—immediate-vested SARs	5 years	n/a	n/a
Dividend yield	0%	0%	0%
Reductions in value from B-S-M output for SAR appreciation caps	24%-49%	n/a	n/a
Reduction in value from B-S-M output for grantee payment for SARs	$0.30	n/a	n/a

Expected stock price volatility was estimated using primarily historical volatilities of Headwaters’ stock. Implied volatilities of traded options on Headwaters’ stock, volatility predicted by a “Generalized AutoRegressive Conditional Heteroskedasticity” model, and an analysis of volatilities used by other public companies in comparable lines of business to Headwaters were also considered. Risk-free interest rates used were the US Treasury bond yields with terms corresponding to the expected terms of the awards being valued. In

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2007

estimating expected lives, Headwaters considered the contractual and vesting terms of awards, along with historical experience; however, due to insufficient historical data from which to reliably estimate expected lives, Headwaters used estimates based on the “simplified method” set forth by the SEC in Staff Accounting Bulletin No. 107, where expected life is estimated by summing the award’s vesting term and the contractual term and dividing that result by two. The reduction in value related to grantee payment for certain immediate-vested SARs was estimated by management based on the terms of the payment requirements and other factors.

Stock Incentive Plans—As of September 30, 2007, Headwaters had four stock incentive plans (the “Plans”), three of which have been approved by stockholders. A total of 7.9 million shares of common stock have been reserved for ultimate issuance under the Plans. One of the Plans has expired and awards can no longer be granted under that plan. As of September 30, 2007, options, SARs and other awards for approximately 2.5 million shares of common stock could be granted under the three remaining plans. Headwaters uses newly issued shares to meet its obligations to issue stock when awards are exercised. The Committee, or in its absence, the full Board, administers and interprets the Plans. This Committee is authorized to grant options and other awards both under the Plans and outside of any Plan to eligible employees, officers, directors, and consultants of Headwaters. Terms of options and other awards granted under the Plans, including vesting requirements, are determined by the Committee and historically have varied significantly. Options and other awards granted under the Plans vest over periods ranging from zero to ten years, expire ten years from the date of grant and are not transferable other than by will or by the laws of descent and distribution. Incentive stock option grants must meet the requirements of the Internal Revenue Code.

Stockholder Approval of Equity Compensation Plans—The following table presents information related to stockholder approval of equity compensation plans as of September 30, 2007.

(in thousands)
Plan Category	Maximum shares to be issued upon exercise of options and other awards	Weighted-average exercise price of outstanding options and other awards	Shares remaining available for future issuance under existing equity compensation plans
Plans approved by stockholders	1,908	$22.92	1,983
Plans not approved by stockholders	971	19.66	540

Total	2,879	$21.82	2,523

As discussed above, Headwaters has four Plans under which options and SARs have been granted and stockholders have approved three of the four Plans. Headwaters has also issued options not covered by any Plan. The amounts included in the caption “not approved by stockholders” in the above table represent amounts applicable under the Plan not approved by stockholders plus all awards granted outside of any Plan.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2007

Stock Options—The following table summarizes the activity for all of Headwaters’ stock options, including options not granted under the Plans.

(in thousands of shares)	Shares	Weighted- average exercise price	Weighted- average remaining contractual term in years	Aggregate intrinsic value
Outstanding at September 30, 2004	3,798	$15.53
Granted	214	32.63
Exercised	(1,166)	11.19
Forfeited or expired	(53)	16.98

Outstanding at September 30, 2005	2,793	$18.62	7.1	$52,450

Granted	108	$32.80
Exercised	(458)	13.93
Forfeited or expired	(9)	21.59

Outstanding at September 30, 2006	2,434	$20.12	6.5	$13,327

Granted	0	$0
Exercised	(53)	8.93
Forfeited or expired	(11)	12.84

Outstanding at September 30, 2007	2,370	$20.41	5.5	$2,826

Exercisable at September 30, 2005	2,465	$18.78	7.1	$45,900

Exercisable at September 30, 2006	2,306	$19.42	6.3	$13,327

Exercisable at September 30, 2007	2,283	$19.94	5.3	$2,826

The weighted-average grant-date fair value (calculated using the B-S-M model) of options granted was $13.26 in 2005 and $11.91 in 2006. The total intrinsic value of options exercised was approximately $27.8 million, $9.7 million and $0.7 million in 2005, 2006 and 2007, respectively.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2007

SARs—The following table summarizes the activity for all of Headwaters’ SARs.

(in thousands of shares)	Shares	Weighted- average exercise price	Weighted- average remaining contractual term in years	Aggregate intrinsic value
Outstanding at September 30, 2004	0	$0
Granted	3,013	32.12
Exercised	(4)	31.97
Forfeited or expired	(1)	31.97

Outstanding at September 30, 2005	3,008	$32.12	9.6	$15,850

Granted	197	$32.51
Exercised	(40)	31.97
Forfeited or expired	(24)	32.12

Outstanding at September 30, 2006	3,141	$32.15	8.6	$0

Granted	234	$22.59
Exercised	0	0
Forfeited or expired	(2,866)	32.03

Outstanding at September 30, 2007	509	$28.42	7.6	$0

Exercisable at September 30, 2005	1,990	$31.97	9.6	$10,800

Exercisable at September 30, 2006	1,971	$32.02	8.5	$0

Exercisable at September 30, 2007	124	$33.62	3.4	$0

The weighted-average grant-date fair value of SARs granted was $9.65, $14.04 and $9.87 in 2005, 2006 and 2007, respectively. The total intrinsic value of SARs exercised was approximately $0.1 million in 2005 and 2006 and $0 in 2007.

Other Stock-Based Awards and Unrecognized Compensation Cost—In addition to the stock options and SARs reflected in the tables above, Headwaters has issued less than 0.1 million shares of restricted common stock to officers and employees. The restricted stock was issued at no cost to the recipients and vests over periods ranging from two to five years. Compensation expense equal to the value of the stock on the date of grant is recognized over the vesting periods which also represent the requisite service periods. In 2005, Headwaters agreed to issue up to 25,000 shares of common stock to the Chief Executive Officer and Chairman of the Board, which shares would have vested in March 2010 if the market value of a share of Headwaters’ common stock met or exceeded stipulated thresholds. The fair value of this “contingent performance stock” was estimated by an independent valuation firm by calculating the probabilities that Headwaters’ common stock would reach the various market value thresholds. The fair value was being recognized as expense over the requisite service period, or through March 2010; however, this award was voluntarily cancelled in 2007, at which time the unrecognized grant-date fair value that had not been recognized as of the cancellation date was charged to expense. Finally, Headwaters also recognizes compensation expense in connection with its Employee Stock Purchase Plan (“ESPP”). Compensation expense related to restricted stock, contingent performance stock and the ESPP was not material.

As of September 30, 2007, there was approximately $2.9 million of total compensation cost related to nonvested awards not yet recognized. This unrecognized compensation cost is expected to be recognized over a

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2007

weighted-average period of approximately 1.9 years. Due to the grant of stock-based awards subsequent to September 30, 2007 described above, the amount of total compensation cost related to nonvested awards has increased, and the weighted-average period over which compensation cost will be recognized has changed.

12. Earnings per Share

The following table sets forth the computation of basic and diluted EPS for the years ended September 30:

(in thousands, except per-share data)	2005	2006	2007
Numerator:
Numerator for basic earnings per share—net income	$121,278	$102,058	$20,054
Interest expense related to convertible senior subordinated notes, net of taxes	4,307	4,333	—

Numerator for diluted earnings per share—net income plus interest expense related to convertible notes, net of taxes	$125,585	$106,391	$20,054

Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	37,993	41,868	42,167
Effect of dilutive securities:
Shares issuable upon exercise of options, warrants and SARs	1,340	984	361
Shares issuable upon conversion of convertible notes	5,750	5,750	—

Total potential dilutive shares	7,090	6,734	361

Denominator for diluted earnings per share—weighted-average shares outstanding after assumed exercises and conversions	45,083	48,602	42,528

Basic earnings per share	$3.19	$2.44	$0.48

Diluted earnings per share	$2.79	$2.19	$0.47

Anti-dilutive securities not considered in diluted EPS calculation:
Stock options	139	378	1,143
SARs	323	1,615	3,203

SFAS No. 123R changed the method of applying the treasury stock method in determining the potential dilutiveness of stock-based awards for diluted EPS calculations. In accordance with the requirements of SFAS No. 123R, the EPS calculations above considered all of the following as assumed proceeds in using the treasury stock method to calculate whether and to what extent options and SARs were dilutive: i) the amounts employees must pay upon exercise; plus ii) the average amount of compensation cost during the period, if any, attributed to future service, but not yet recognized; plus iii) the amount of tax benefits, if any, that would be credited to additional paid-in capital if the award were to be exercised. In addition to the anti-dilutive securities listed above, the shares issuable upon conversion of Headwaters’ 2.875% convertible senior subordinated notes due June 2016 were also anti-dilutive for 2007 and were therefore omitted from the diluted EPS calculation.

13. Acquisitions

During 2006, Headwaters acquired certain assets and assumed certain liabilities of several privately-held companies in the construction materials industry. Total consideration paid or accrued for these acquisitions was less than $8.0 million. Pursuant to contractual terms for some of the acquisitions, additional amounts may be

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2007

payable in the future, based on the achievement of stipulated revenue or earnings targets for periods ending no later than March 2010.

In 2007, Headwaters acquired 100% of the ownership interests of a privately-held company in the construction materials business. Total consideration paid at the date of acquisition, of approximately $53.0 million, consisted primarily of cash. An additional amount, currently estimated to be approximately $20.0 million, is payable in the future, based on earnings of the acquired entity for the 12 month period ended September 30, 2007 that exceed an agreed-upon threshold.

For all acquisition transactions, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition dates. If future earn-out consideration is paid in excess of amounts accrued for any acquisition, goodwill will be increased accordingly.

14. Commitments and Contingencies

Commitments and contingencies as of September 30, 2007 not disclosed elsewhere, are as follows.

Leases—Rental expense was approximately $24.3 million, $30.9 million and $34.4 million in 2005, 2006 and 2007, respectively. Headwaters has noncancellable operating leases for certain facilities and equipment. Most of these leases have renewal terms and currently are set to expire in various years through 2017. As of September 30, 2007, minimum rental payments due under these leases are as follows.

Year ending September 30:	(in thousands)
2008	$25,846
2009	21,736
2010	17,856
2011	13,661
2012	9,551
Thereafter	13,140

$101,790

Purchase Commitments—Certain CCP segment contracts with suppliers require Headwaters to make minimum purchases. Actual purchases under contracts with minimum requirements were approximately $13.2 million, $15.4 million and $14.0 million for 2005, 2006 and 2007, respectively. As of September 30, 2007, minimum future requirements are as follows.

Year ending September 30:	(in thousands)
2008	$14,544
2009	14,550
2010	12,950
2011	9,340
2012	3,666
Thereafter	8,668

$63,718

Compensation Arrangements—Employment Agreements. Headwaters and its subsidiaries have entered into employment agreements with its Chief Executive Officer and several other officers and employees. The

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2007

agreements have original terms ranging up to five years, many of which are renewable by Headwaters, often for one-year terms. They provide for annual salaries currently ranging from approximately $0.1 million to $0.7 million annually per person. Assuming all agreements set to expire in 2008 are renewed, the annual commitment under all employment agreements combined would currently approximate $2.9 million. The aggregate commitment as of September 30, 2007, assuming no renewals, is approximately $4.4 million. Most agreements provide for termination benefits, which vary widely from agreement to agreement.

Long-Term Incentive Cash Bonus Awards. In 2006, Headwaters’ Compensation Committee (the “Committee”) authorized the grant of long-term incentive cash bonus awards to certain officers and employees, which awards were granted under Headwaters’ Long Term Incentive Compensation Plan. In accordance with terms of the awards, cash payments are based on several factors, including the achievement of stipulated financial goals as measured by economic value added (“EVA”) over a three-year period by Headwaters and its operating units. Payments for these awards may not exceed $30.0 million in the aggregate. Approximately $1.1 million has been accrued for these awards through September 30, 2007.

Executive Change in Control Agreements. In 2006, the Committee also approved “Executive Change in Control Agreements” with certain officers. Upon a change in control, as defined, the agreements provide for immediate vesting and exercisability of all outstanding stock awards. In addition, if termination of employment occurs within a specified period of a change in control, the agreements provide for i) severance pay equal to two times the sum of an officer’s current annual salary plus the highest cash bonus paid or payable for any single year in the three-year period commencing two years prior to the year in which the change in control occurs; and ii) continuance of health and other benefits and perquisites for a two-year period following the change in control. If terminations associated with a change in control would have occurred on September 30, 2007, the severance payments due to the officers would have aggregated approximately $21.2 million.

Performance Unit Awards. In 2005 the Committee authorized the grant of performance unit awards, to be settled in cash, based on performance criteria tied to the economic value created or preserved by one of Headwaters’ business units after December 2007. The grants of these performance units were made in 2006 and could result in the payment to employees of a maximum amount of approximately $3.8 million if all performance criteria are met. No amounts have been expensed for these awards through September 30, 2007 because it is not yet probable that the performance criteria will be met.

Contingent Commission Agreement. In addition to its standard sales commission arrangements, Headwaters has entered into a “contingent commission agreement” whereby it has agreed to pay an employee total sales commissions up to a maximum amount of $4.5 million. The agreement calls for payments to be made for customer purchase orders of a stipulated size and for a stipulated period of time to be executed prior to May 2008. No amounts have been required to be expensed under this agreement through September 30, 2007.

Employee Benefit Plans—In addition to standard health and life insurance programs, Headwaters has five employee benefit plans that were operative during the three-year period ended September 30, 2007: the 401(k) Profit Sharing Plan (“401(k) Plan”), the 2000 Employee Stock Purchase Plan (“ESPP”), the Incentive Bonus Plan (“IBP”), the Deferred Compensation Plan (“DCP”) and the Long Term Incentive Compensation Plan (“LTIP”). Substantially all employees of Headwaters are eligible to participate in the 401(k) Plan and the ESPP after meeting length of service requirements. Only designated employees are eligible to participate in the IBP, DCP and LTIP.

The total expense for all of Headwaters’ benefit plans combined (excluding standard health and life insurance programs and ESPP expense, which is included in stock-based compensation, and including all general

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2007

and discretionary bonuses paid outside of the IBP) was approximately $22.8 million, $16.4 million and $23.0 million in 2005, 2006 and 2007, respectively.

401(k) Plan. Under the terms of the 401(k) Plan, eligible employees may elect to make tax-deferred contributions of up to 50% of their compensation, subject to statutory limitations. Headwaters matches employee contributions up to a designated maximum rate and these matching contributions vest after three years. Headwaters is not required to be profitable to make matching contributions.

ESPP. The ESPP provides eligible employees with an opportunity to purchase Headwaters common stock on favorable terms and to pay for such purchases through payroll deductions. A total of 500,000 shares of common stock were initially reserved for issuance under the Plan, and approximately 32,000 shares remain available for future issuance as of September 30, 2007. In accordance with terms of the ESPP, participating employees purchase shares of stock directly from Headwaters, which shares are made available from treasury shares which have been repurchased on the open market. The ESPP is intended to comply with Section 423 of the Internal Revenue Code, but is not subject to the requirements of ERISA. Employees purchase stock through payroll deductions of 1% to 10% of cash compensation, subject to certain limitations. The stock is purchased in a series of quarterly offerings. The cost per share to the employee is 85% of the fair market value at the end of each offering period.

IBP. The IBP, the specifics of which are approved annually by the Committee, provides for annual cash bonuses to be paid if Headwaters accomplishes certain financial goals and if participating employees meet individual goals. In the past, Headwaters’ financial goals have been based upon an economic value added concept (“EVA”) that purports to more closely align with a company’s share price performance than other measurements of performance. The Committee has approved the use of other performance measurements for periods beginning October 1, 2007.

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

LTIP. Other than obligations associated with the long-term incentive cash bonus awards described above and grants of certain of the stock-based awards described in Note 11, Headwaters has no commitments under the LTIP as of September 30, 2007.

Self Insurance—Headwaters has adopted self-insured medical insurance plans that cover substantially all employees. There is stop-loss coverage for amounts in excess of $100,000 to $200,000 per individual per year. Headwaters also self insures for workers compensation claims in most states, limited by stop-loss coverage for amounts in excess of $250,000 per occurrence and approximately $6.0 million in the aggregate annually. Headwaters has contracted with third-party administrators to assist in the payment and administration of claims. Insurance claims are recognized as expense when incurred and include an estimate of costs for claims incurred but not reported at the balance sheet date. As of September 30, 2007, approximately $6.0 million is accrued for medical and workers compensation claims incurred on or before September 30, 2007 that have not been paid or reported.

Property, Plant and Equipment—As of September 30, 2007, Headwaters was committed to spend approximately $37.6 million on capital projects that were in various stages of completion.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2007

Joint Venture Obligation—Headwaters has entered into various joint ventures with Evonik Industries AG (formally Degussa AG), an international chemical company based in Germany. One of these joint ventures purchased a hydrogen peroxide business located in South Korea. Headwaters is a principal obligor with respect to all non-financial obligations of the joint venture and, with respect to financial obligations of the joint venture, 50% of future plant expansion cost overruns, if any.

Legal or Contractual Matters—Headwaters has ongoing litigation and asserted claims which have been incurred during the normal course of business, including the specific matters discussed below. Headwaters intends to vigorously defend or resolve these matters by settlement, as appropriate. Management does not currently believe that the outcome of these matters will have a material adverse effect on Headwaters’ operations, cash flow or financial position.

Historically, costs paid to outside legal counsel for litigation have comprised a majority of Headwaters’ litigation-related costs. In 2007, Headwaters incurred approximately $3.4 million of expense for legal matters, which consisted primarily of costs for outside legal counsel. Headwaters currently believes the range of potential loss for all unresolved matters, excluding costs for outside counsel, is from $1.1 million up to the amounts sought by claimants and has recorded a total liability as of September 30, 2007 of $1.1 million. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Headwaters’ outside counsel currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability to Headwaters. It is not possible to estimate what litigation-related costs will be in future periods.

The matters discussed below raise difficult and complex legal and factual issues, and the resolution of these issues is subject to many uncertainties, including the facts and circumstances of each case, the jurisdiction in which each case is brought, and the future decisions of juries, judges, and arbitrators. Therefore, although management believes that the claims asserted against Headwaters in the named cases lack merit, there is a possibility of material losses in excess of the amounts accrued if one or more of the cases were to be determined adversely against Headwaters for a substantial amount of the damages asserted. It is possible that a change in the estimates of probable liability could occur, and the changes could be material. Additionally, as with any litigation, these proceedings require that Headwaters incur substantial costs, including attorneys’ fees, managerial time and other personnel resources, in pursuing resolution.

McEwan. In 1995, Headwaters granted stock options to a member of its board of directors, Lloyd McEwan. The director resigned from the board in 1996. Headwaters declined McEwan’s attempts to exercise most of the options on grounds that the options terminated. In June 2004, McEwan filed a complaint in the Fourth District Court for the State of Utah against Headwaters alleging breach of contract, breach of implied covenant of good faith and fair dealing, fraud, and misrepresentation. The complaint sought declaratory relief as well as compensatory damages in the approximate amount of $2.8 million and punitive damages. Headwaters filed an answer denying McEwan’s claims and asserted counterclaims against McEwan. In 2007, the parties agreed to settle the case. Headwaters paid McEwan approximately $0.1 million and all claims of the parties will be dismissed with prejudice.

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

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2007

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

Headwaters Construction Materials Matters. There are litigation and pending and threatened claims made against certain subsidiaries of Headwaters Construction Materials (“HCM”) with respect to several types of exterior finish systems manufactured and sold by its subsidiaries for application by contractors on residential and commercial buildings. Typically, litigation and these claims are defended by such subsidiaries’ insurance carriers. The plaintiffs or claimants in these matters have alleged that the structures have suffered damage from latent or progressive water penetration due to some alleged failure of the building product or wall system. Some claims involve alleged defects associated with components of an Exterior Insulating and Finish System (“EIFS”) which was produced for a limited time (through 1997) by Best Masonry & Tool Supply and Don’s Building Supply. There is a 10-year projected claim period following discontinuation of the product. Other claims involve alleged liabilities associated with certain stucco and architectural stone veneer products which are produced and sold by certain subsidiaries of HCM.

Typically, the claims cite damages for alleged personal injuries and punitive damages for alleged unfair business practices in addition to asserting more conventional damage claims for alleged economic loss and damage to property. To date, claims made against such subsidiaries have been paid by their insurers, with the exception of minor deductibles or self-insured retentions, although such insurance carriers typically have issued “reservation of rights” letters. None of the cases has gone to trial. While, to date, none of these proceedings have required that HCM incur substantial costs, there is no guarantee of insurance coverage or continuing coverage. These and future proceedings may result in substantial costs to HCM, including attorneys’ fees, managerial time and other personnel resources and costs. Adverse resolution of these proceedings could have a materially negative effect on HCM’s business, financial condition, and results of operation, and its ability to meet its financial obligations. Although HCM carries general and product liability insurance, HCM cannot assure that such insurance coverage will remain available, that HCM’s insurance carrier will remain viable, or that the insured amounts will cover all future claims in excess of HCM’s uninsured retention. Future rate increases may also make such insurance uneconomical for HCM to maintain. In addition, the insurance policies maintained by HCM exclude claims for damages resulting from exterior insulating finish systems, or EIFS, that have manifested after March 2003. Because resolution of the litigation and claims is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of HCM’s liability.

Other. Headwaters and its subsidiaries are also involved in other legal proceedings that have arisen in the normal course of business.

Section 45K Matters—A material amount of Headwaters’ consolidated revenue and net income has been derived from license fees and sales of chemical reagents, both of which depend on the ability of licensees and

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2007

other customers to manufacture and sell qualified synthetic fuel that generates tax credits under Section 45K (formerly Section 29) of the Internal Revenue Code. Headwaters has also claimed Section 45K tax credits for synthetic fuel sales from facilities in which it owns an interest (see Note 10). The following issues exist related to tax credits.

Termination of Section 45K. By law, Section 45K tax credits for synthetic fuel produced from coal expire for synthetic fuel sold after December 31, 2007. When Section 45K expires at the end of calendar 2007, Headwaters expects its licensees’ synthetic fuel facilities to close because Headwaters does not believe that production of synthetic fuel will be profitable absent the tax credits. When Headwaters’ licensees close their facilities or significantly reduce production activities, it will have a material adverse effect on the revenue, net income and cash flow of Headwaters, in addition to the current material adverse effect caused by phase-out concerns, discussed below.

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

For calendar 2007, Headwaters estimates that the phase-out range (computed by increasing the 2006 inflation adjustment factor by 2%) begins at $56.16 and completes phase-out at $70.50 per barrel. As described in more detail in Note 10, Headwaters estimated a phase-out percentage for Section 45K tax credits for calendar 2007 of 54%, using available information as of September 30, 2007. It is certain that the phase-out percentage for calendar 2007 will be different from this estimate. Headwaters estimates that NYMEX average oil prices would need to exceed $110 for the period October 1, 2007 through December 31, 2007 for full phase-out to occur in calendar 2007.

In an environment of high oil prices, the risk of phase-out increases. Headwaters’ customers and licensees make their own assessments of phase-out risk. When customers and licensees have perceived a potential negative financial impact from phase-out, they have reduced or stopped synthetic fuel production or required Headwaters to share in the costs associated with phase-out. Headwaters makes similar assessments with respect to the continued operation of its own synthetic fuel production facilities. Most of Headwaters’ licensees stopped production for a period of time in calendar 2006. As of September 30, 2007, all of Headwaters’ licensees were producing synthetic fuel, but some have indicated intent to stop production prior to December 31, 2007. These events have materially adversely affected both the amount and timing of recognition of Headwaters’ revenue, net income and cash flow in 2006 and 2007, and will likely have a material adverse effect in 2008, until Section 45K expires.

The amount of license fee revenue recognized by Headwaters during 2006 and 2007 was negatively affected by reduced revenues being recognized for certain licensees whose license agreements call for Headwaters to be paid a portion of the tax credits earned by the licensee. Certain accounting rules limit revenue recognition to amounts that are “fixed or determinable.” Therefore, due to uncertainties related to phase-out and other licensee-specific factors, the timing of revenue recognition was delayed for certain licensees during fiscal 2006 and 2007.

Due to publication of the calendar 2006 reference price and the phase-out range for that year, finalization of calendar 2006 phase-out was made possible during the quarter ended June 30, 2007. As a result of the availability

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2007

of this information and the clarification of other licensee-specific factors, certain calendar 2006 and prior year license fee revenue totaling approximately $31.5 million was recognized in 2007. This amount related to periods ending on or prior to December 31, 2006 and was recognized in 2007 when it met the “fixed or determinable” recognition criterion and it was remote that any negative adjustment would be required in the future. Headwaters has applied the same policy in 2007 with regard to the recognition of revenue for calendar 2007 tax credit-based license fees. The final determination of revenue to be collected pertaining to fiscal and calendar year 2007 will not occur until the calendar 2007 reference price and phase-out range are published in the quarter ending June 30, 2008.

IRS Audits. Licensees are subject to audit by the IRS. The IRS may challenge whether Headwaters’ licensees have satisfied the requirements of Section 45K or applicable Private Letter Rulings, including placed-in-service requirements, or may attempt to disallow Section 45K tax credits for some other reason. The IRS has initiated audits of certain licensee-taxpayers who claimed Section 45K tax credits and will continue the audit process in the future. The inability of a licensee to claim Section 45K tax credits would reduce Headwaters’ future income from the licensee. In addition, the IRS may audit Headwaters’ tax credits claimed for synthetic fuel sold from the facilities in which it owns an interest.

15. Related Party Transactions

In addition to transactions disclosed elsewhere, Headwaters was involved in the following transactions with related parties. A director of Headwaters is a principal in one of the insurance brokerage companies Headwaters uses to purchase certain insurance benefits for its employees. Commissions paid to that company by providers of insurance services to Headwaters totaled approximately $0.2 million in 2005, 2006 and 2007.

One of Headwaters’ subsidiaries purchases product from an entity located in Mexico in which a person who was an officer of Headwaters until November 2007 has a minority ownership interest. Costs incurred for materials purchased from this entity were approximately $11.8 million, $16.2 million and $14.6 million in 2005, 2006 and 2007, respectively. A majority of another subsidiary’s transportation needs are provided by a company, two of the principals of which are related to an officer of the subsidiary. Costs incurred were approximately $4.9 million, $5.9 million and $5.7 million in 2005, 2006 and 2007, respectively.

16. Quarterly Financial Data (unaudited)

Summarized unaudited quarterly financial data for 2006 and 2007 is as follows.

	2006
(in thousands, except per-share data)	First quarter	Second quarter	Third quarter	Fourth quarter (3)	Full year
Net revenue (1)	$280,548	$269,683	$295,929	$275,227	$1,121,387
Gross profit	94,223	79,515	94,804	88,980	357,522
Net income	28,296	18,401	27,407	27,954	102,058
Basic earnings per share	0.68	0.44	0.65	0.67	2.44
Diluted earnings per share	0.60	0.40	0.58	0.61	2.19

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2007

	2007
(in thousands, except per-share data)	First quarter	Second quarter	Third quarter	Fourth quarter (4)	Full year
Net revenue (1)	$274,924	$274,105	$336,329	$322,486	$1,207,844
Gross profit	80,045	94,409	118,571	101,543	394,568
Net income	16,991	27,204	46,397	(70,538)	20,054
Basic earnings per share	0.40	0.65	1.10	(1.67)	0.48
Diluted earnings per share (2)	0.37	0.59	0.98	(1.67)	0.47

(1)	In all periods, the amount of revenue recognized for tax credit-based license fees was significantly affected by the “fixed or determinable” accounting rules for revenue recognition (see Note 14).
(2)	In accordance with SFAS No. 128, “Earnings Per Share,” EPS is computed independently for each of the four fiscal quarters in a year. In 2007, diluted EPS computed for the year does not equal the sum of the four quarterly computations. This situation arose primarily because Headwaters’ 2.875% convertible senior subordinated notes due June 2016 were dilutive in the first three quarters of 2007 and were therefore included in computing diluted EPS, but were anti-dilutive in the fourth quarter and for the year and were therefore excluded in computing diluted EPS.
(3)	In the fourth quarter of 2006, Headwaters recorded income tax expense at a tax rate of approximately 11%, compared to an effective income tax rate of approximately 30% for the first three quarters of the year. The lower rate for the fourth quarter was required to reduce the income tax rate for the year to approximately 26% as a result of changes in the estimated phase out of Section 45K tax credits (see Note 10).
(4)	In the fourth quarter of 2007, Headwaters recorded income tax expense of $12.8 million even though there was a loss before income taxes of $57.8 million. This resulted primarily from the non-tax deductibility of the $98.0 goodwill impairment charge recorded in that quarter (see Notes 7 and 10). The estimated effective tax rate used to record income tax expense (prior to the consideration of discrete items) for the first three quarters was 23%. The effective tax rate for the year was 66%.