Form 10-Q
period 2007-12-31
HEADWATERS INC
filed 2008-02-01
CIK 1003344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

or

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

Yes   ☐     No   ☒

The number of shares outstanding of the Registrant’s common stock as of January 28, 2008 was 41,996,678.

HEADWATERS INCORPORATED

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Actual results may vary materially from such expectations. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “believes,” “seeks,” “estimates,” “plans,” or variations of such words and similar expressions, are intended to help identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking. For a discussion of the factors that could cause actual results to differ from expectations, please see the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2007. There can be no assurance that our results of operations will not be adversely affected by such factors. Unless legally required, we undertake no obligation to revise or update any forward-looking statements for any reason. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Our internet address is www.headwaters.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Our reports can be accessed through the investor relations section of our web site. The information found on our web site is not part of this or any report we file with or furnish to the SEC.

ITEM 1.	FINANCIAL STATEMENTS

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per-share data)	September 30, 2007	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$55,787	$39,660
Trade receivables, net	188,334	129,103
Inventories	53,201	63,324
Deferred income taxes	30,171	30,757
Other	20,903	30,814

Total current assets	348,396	293,658

Property, plant and equipment, net	225,700	236,527

Other assets:
Intangible assets, net	238,144	234,032
Goodwill	787,161	784,161
Other	56,488	53,215

Total other assets	1,081,793	1,071,408

Total assets	$1,655,889	$1,601,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,379	$26,729
Accrued personnel costs	37,539	25,841
Other accrued liabilities	108,084	79,656

Total current liabilities	185,002	132,226

Long-term liabilities:
Long-term debt	542,500	542,500
Deferred income taxes	91,721	96,585
Unrecognized income tax benefits	—	15,870
Other	6,416	7,423

Total long-term liabilities	640,637	662,378

Total liabilities	825,639	794,604

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; authorized 100,000 shares; issued and outstanding: 42,365 shares at September 30, 2007 (including 138 shares held in treasury) and 41,998 shares at December 31, 2007 (including 659 shares held in treasury)	42	42
Capital in excess of par value	511,496	505,564
Retained earnings	319,920	309,987
Treasury stock and other	(1,208)	(8,604)

Total stockholders’ equity	830,250	806,989

Total liabilities and stockholders’ equity	$1,655,889	$1,601,593

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended December 31,
(in thousands, except per-share data)	2006	2007
Revenue:
Construction materials	$122,755	$114,766
Coal combustion products	69,172	77,426
Alternative energy	82,997	56,705

Total revenue	274,924	248,897
Cost of revenue:
Construction materials	90,562	81,836
Coal combustion products	49,447	55,908
Alternative energy	54,870	48,097

Total cost of revenue	194,879	185,841

Gross profit	80,045	63,056
Operating expenses:
Amortization	5,811	5,512
Research and development	3,784	4,141
Selling, general and administrative	36,561	35,029

Total operating expenses	46,156	44,682

Operating income	33,889	18,374
Other income (expense):
Net interest expense	(8,267)	(5,844)
Other, net	(2,561)	3,983

Total other income (expense), net	(10,828)	(1,861)

Income before income taxes	23,061	16,513
Income tax provision	(6,070)	(6,600)

Net income	$16,991	$9,913

Basic earnings per share	$0.40	$0.24

Diluted earnings per share	$0.37	$0.23

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended December 31, 2007

	Common stock		Capital in excess of par value	Retained earnings	Treasury stock, at cost	Other	Total stockholders’ equity
(in thousands)	Shares	Amount
Balances as of September 30, 2007	42,365	$42	$511,496	$319,920	$(1,223)	$15	$830,250
Purchase of 1,205 shares of treasury stock, at cost					(14,841)		(14,841)
Cancellation of 623 shares of treasury stock	(623)	—	(7,335)		7,335		—
61 shares of treasury stock transferred to employee stock purchase plan, at cost			194		545		739
Issuance of restricted stock, net of cancellations	219	—					—
Exercise of stock options	37	—	1				1
Stock-based compensation			1,208				1,208
Other comprehensive income (loss) – net of taxes – cash flow hedge and foreign currency translation adjustments						(435)	(435)
Cumulative effect of change in accounting for uncertain tax positions—adoption of FIN 48				(19,846)			(19,846)
Net income for the three months ended December 31, 2007				9,913			9,913

Balances as of December 31, 2007	41,998	$42	$505,564	$309,987	$(8,184)	$(420)	$806,989

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
(in thousands)	2006	2007
Cash flows from operating activities:
Net income	$16,991	$9,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,678	16,953
Stock-based compensation expense	1,858	1,208
Interest expense related to amortization of debt issue costs	619	667
Equity in losses, net of gains, of joint ventures	826	3,509
Amortization of non-refundable license fees	(5,517)	(5,517)
Deferred income taxes	(149)	(37)
Net loss (gain) on disposition of property, plant and equipment	190	(4,421)
Decrease in trade receivables	15,656	59,231
Increase in inventories	(1,568)	(9,203)
Decrease in accounts payable and accrued liabilities	(5,105)	(12,748)
Other changes in operating assets and liabilities, net	(6,825)	(24,935)

Net cash provided by operating activities	34,654	34,620

Cash flows from investing activities:
Purchase of property, plant and equipment	(10,127)	(25,569)
Proceeds from disposition of property, plant and equipment	171	7,693
Payments for acquisitions, net of cash acquired	(50,219)	(19,000)
Investments in joint ventures	—	(160)
Net decrease in other assets	34	390

Net cash used in investing activities	(60,141)	(36,646)

Cash flows from financing activities:
Treasury stock purchases	—	(14,841)
Employee stock purchases	970	739
Proceeds from exercise of stock options	325	1
Payments on long-term debt	(213)	—

Net cash provided by (used in) financing activities	1,082	(14,101)

Net decrease in cash and cash equivalents	(24,405)	(16,127)
Cash and cash equivalents, beginning of period	79,151	55,787

Cash and cash equivalents, end of period	$54,746	$39,660

Supplemental schedule of non-cash investing and financing activities:
Cancellation of treasury stock	$—	$7,335
Increase (decrease) in accrued liabilities for acquisition-related commitments	2,639	(3,000)

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of Operations and Basis of Presentation

Description of Business and Organization – Headwaters Incorporated (Headwaters) is incorporated in Delaware and is a diversified company providing products, technologies and services in three industries: construction materials, coal combustion products (CCPs) and alternative energy. Headwaters uses technology to differentiate itself from competitors and to create value in its businesses.

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

In the alternative energy segment, Headwaters is focused on reducing waste and increasing the value of energy feedstocks, primarily in the areas of low-value coal and oil. In coal, Headwaters owns and operates several coal cleaning facilities that remove rock, dirt, and other impurities from waste coal, resulting in higher-value, marketable coal. Headwaters also licensed technology and sold reagents to the coal-based solid alternative fuel industry through December 31, 2007. In oil, Headwaters believes that its heavy oil upgrading technology represents a substantial improvement over current refining technologies. Headwaters’ heavy oil upgrading process uses a liquid catalyst precursor to generate a highly active molecular catalyst to convert residual oil feedstocks into higher-value distillates that can be refined into gasoline, diesel and other products.

Basis of Presentation – Headwaters’ fiscal year ends on September 30 and unless otherwise noted, references to 2006 refer to Headwaters’ fiscal quarter ended December 31, 2006 and references to 2007 refer to Headwaters’ fiscal quarter ended December 31, 2007. Other references to years refer to Headwaters’ fiscal year rather than a calendar year. The consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the seasonality of most of Headwaters’ operations and other factors, the consolidated results of operations for the first fiscal quarter ended December 31, 2007 are not indicative of the results to be expected for the full fiscal 2008 year.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters’ Annual Report on Form 10-K for the year ended September 30, 2007 (Form 10-K).

Recent Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. Headwaters must adopt SFAS No. 157 no later than in its fiscal year ending September 30, 2009. Headwaters uses fair value measurements to determine the reported amounts of assets acquired and liabilities assumed in purchase transactions, in testing for potential goodwill impairment, for disclosure of the fair value of financial instruments, and elsewhere. It is therefore possible that the implementation of SFAS No. 157 could have a material effect on the reported amounts or disclosures in Headwaters’ consolidated financial statements in future periods.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(Unaudited)

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51.” These new standards will significantly change the accounting for and reporting of business combination transactions and minority interests in consolidated financial statements. Headwaters must adopt these standards simultaneously as of October 1, 2009, the beginning of its fiscal 2010 year, which adoption will have a material effect on the accounting for any business combination consummated thereafter or any minority interest that exists at that time.

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

Headwaters currently operates three business segments: construction materials, CCPs and alternative energy. These segments are managed and evaluated separately by management due to differences in their markets, operations, products and services. Revenues for the construction materials segment consist of product sales to wholesale and retail distributors, contractors and other users of building products. CCP revenues consist primarily of product sales with a small amount of service revenue. Revenues for the alternative energy segment consisted primarily of sales of chemical reagents and license fees for the periods presented.

The following segment information has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” Segment performance is evaluated primarily on revenue and operating income, although other factors are also used, such as income tax credits generated by activities of the alternative energy segment. Intersegment sales are immaterial.

Segment costs and expenses considered in deriving segment operating income include cost of revenue, amortization, research and development, and segment-specific selling, general and administrative expenses. Amounts included in the “Corporate” column represent expenses not specifically attributable to any segment and include administrative departmental costs and general corporate overhead. Segment assets reflect those specifically attributable to individual segments and primarily include accounts receivable, inventories, property, plant and equipment, intangible assets and goodwill. Cash and cash equivalents and certain other assets are included in the “Corporate” column.

	Three Months Ended December 31, 2006
(in thousands)	Construction Materials	CCPs	Alternative Energy	Corporate	Totals
Segment revenue	$122,755	$69,172	$82,997	$—	$274,924

Depreciation and amortization	$(12,083)	$(3,205)	$(2,279)	$(111)	$(17,678)

Operating income (loss)	$6,454	$12,451	$20,847	$(5,863)	$33,889

Net interest expense					(8,267)
Other income (expense), net					(2,561)
Income tax provision					(6,070)

Net income					$16,991

Capital expenditures	$6,906	$1,187	$1,999	$35	$10,127

Segment assets	$1,164,744	$295,685	$110,513	$102,061	$1,673,003

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(Unaudited)

	Three Months Ended December 31, 2007
(in thousands)	Construction Materials	CCPs	Alternative Energy	Corporate	Totals
Segment revenue	$114,766	$77,426	$56,705	$—	$248,897

Depreciation and amortization	$(11,138)	$(3,005)	$(2,715)	$(95)	$(16,953)

Operating income (loss)	$8,715	$14,229	$(194)	$(4,376)	$18,374

Net interest expense					(5,844)
Other income (expense), net					3,983
Income tax provision					(6,600)

Net income					$9,913

Capital expenditures	$13,920	$832	$10,462	$355	$25,569

Segment assets	$1,058,212	$288,096	$165,022	$90,263	$1,601,593

3.	Stock-Based Compensation

During 2007, the Compensation Committee of Headwaters’ Board of Directors granted approximately 1.0 million stock-based awards to certain directors, officers and employees. All of the awards were granted under existing stock incentive plans, and all have an exercise price equal to the fair market value of Headwaters’ common stock on the dates of grant and a contractual term of 10 years.

Total stock-based compensation expense, none of which involved the expenditure of cash, was approximately $1.9 million and $1.2 million for the three months ended December 31, 2006 and 2007, respectively. As of December 31, 2007, there is approximately $9.1 million of total compensation cost related to nonvested awards not yet recognized, which will be recognized in the future over the awards’ applicable vesting terms.

4.	Inventories

Inventories consisted of the following at:

(in thousands)	September 30, 2007	December 31, 2007
Raw materials	$14,192	$12,752
Finished goods	39,009	50,572

	$53,201	$63,324

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(Unaudited)

5.	Intangible Assets

Intangible Assets – All of Headwaters’ identified intangible assets are being amortized. The following table summarizes the gross carrying amounts and the related accumulated amortization of intangible assets as of:

		September 30, 2007		December 31, 2007
(in thousands)	Estimated useful lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
CCP contracts	8 -20 years	$117,690	$31,718	$117,690	$33,401
Customer relationships	7 1/2 -15 years	71,503	15,580	71,503	16,892
Trade names	5 - 20 years	68,412	10,614	68,412	11,518
Patents and patented technologies	7 1/2 -19 years	53,469	18,152	53,469	19,424
Other	4 - 15 years	7,411	4,277	5,230	1,037

		$318,485	$80,341	$316,304	$82,272

Total amortization expense related to intangible assets was approximately $5.8 million and $5.5 million for 2006 and 2007, respectively. Total estimated annual amortization expense for fiscal years 2008 through 2013 is shown in the following table.

Year ending September 30:	(in thousands)
2008	$21,722
2009	21,542
2010	21,167
2011	20,806
2012	19,039
2013	18,130

6.	Long-term Debt

Long-term debt consisted of the following at:

(in thousands)	September 30, 2007	December 31, 2007
Senior secured debt	$210,000	$210,000
Convertible senior subordinated notes	332,500	332,500

Total long-term debt	$542,500	$542,500

Senior Secured Credit Agreements – Headwaters’ senior secured credit facility currently consists of a first lien term loan in the amount of $210.0 million. The credit facility also provides for up to $60.0 million of borrowings under a revolving credit arrangement, with the ability to increase this amount to $100.0 million, subject to obtaining additional revolving loan commitments. The first lien term loan is senior in priority to all other debt and is secured by all assets of Headwaters. The terms of the credit facility, as currently amended, are described in more detail in the following paragraphs. Headwaters is in compliance with all debt covenants as of December 31, 2007.

The first lien term loan bears interest, at Headwaters’ option, at either i) the London Interbank Offered Rate (LIBOR) plus 2.0%, 2.25%, or 2.5%, depending on the credit ratings that have been most recently announced for the loans by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s); or ii) the “Base Rate” plus 1.0%, 1.25%, or 1.5%, again depending on the credit ratings announced by S&P and Moody’s. Base rate is defined as the higher of the rate announced by Morgan Stanley Senior Funding and the overnight rate charged by the Federal Reserve Bank of New York plus 0.5%. Headwaters’ current rate is LIBOR plus 2.0%. Headwaters can lock in new LIBOR rates for the first lien loan for one, two, three or six months. The weighted-average interest rate on the first lien debt was approximately 6.9% at December 31, 2007. Interest on the first lien term loan is generally payable on a quarterly basis.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(Unaudited)

The first lien term loan is repayable $84.8 million in February 2011 and $125.2 million in April 2011, the termination date. There are mandatory prepayments of the first lien term loan in the event of certain asset sales and debt and equity issuances and from “excess cash flow,” as defined in the agreement. Optional prepayments of the first lien term loan are permitted without penalty or premium. Once repaid in full or in part, no reborrowings can be made.

Borrowings under the revolving credit arrangement are generally subject to the terms of the first lien loan agreement and bear interest at either LIBOR plus 1.75% to 2.5% (depending on Headwaters’ “total leverage ratio,” as defined), or the Base Rate plus 0.75% to 1.5%. Borrowings and reborrowings of any available portion of the $60.0 million revolver can be made at any time through September 2009, when all loans must be repaid and the revolving credit arrangement terminates. The fees for the unused portion of the revolving credit arrangement range from 0.5% to 0.75% (depending on Headwaters’ “total leverage ratio,” as defined). There were no borrowings outstanding under the revolving credit arrangement as of December 31, 2007, or subsequent thereto. The credit agreement also allows for the issuance of letters of credit, provided there is capacity under the revolving credit arrangement. As of December 31, 2007, stand-by letters of credit totaling approximately $8.8 million were outstanding, with expiration dates ranging from March 2008 to September 2009.

The credit facility contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset sales and liens, annual capital expenditures in excess of $100.0 million annually, and the payment of dividends, among others. In addition, Headwaters must maintain certain leverage and fixed charge coverage ratios, as those terms are defined in the agreements, as follows: i) a total leverage ratio of 3.75:1 or less, declining to 3.5:1 in 2010; ii) a maximum ratio of consolidated funded indebtedness minus subordinated indebtedness to EBITDA of 2.75:1, declining to 2.5:1 in 2010; and iii) a minimum ratio of EBITDA plus rent payments for the four preceding fiscal quarters to scheduled payments of principal and interest on all indebtedness for the next four fiscal quarters of 1.25:1.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(Unaudited)

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

2.50% Convertible Senior Subordinated Notes Due 2014 – In fiscal 2007, Headwaters issued $160.0 million of 2.50% convertible senior subordinated notes due February 2014, with interest payable semi-annually. These notes are subordinate to the senior secured debt and rank equally with the 2.875% convertible senior subordinated notes due 2016 described above, and any future senior subordinated debt. The conversion rate for the notes is 33.9236 shares per $1,000 principal amount ($29.48 conversion price), subject to adjustment. Upon conversion, Headwaters will pay cash up to the principal amount of the notes, and shares of common stock to the extent the price of Headwaters’ common stock exceeds the conversion price during a 20-trading-day observation period. The conversion rate is adjusted for certain corporate transactions referred to as “fundamental changes.”

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

Interest – During 2006 and 2007, Headwaters incurred total interest costs of approximately $9.4 million and $6.8 million, respectively, including approximately $0.6 million and $0.7 million, respectively, of non-cash interest expense and approximately $0.2 million in each period of interest costs that were capitalized.

Interest income was approximately $0.9 million and $0.8 million during 2006 and 2007, respectively. The weighted-average interest rate on the face amount of outstanding long-term debt, disregarding amortization of debt issue costs, was approximately 4.5% at September 30, 2007 and 4.3% at December 31, 2007.

7.	Income Taxes

Headwaters’ estimated effective income tax rate for the fiscal year ending September 30, 2008, exclusive of discrete items, is 29.0%, which rate was applied to income before income taxes for 2007. Headwaters also recognized $1.8 million of net income tax expense in 2007 for discrete items that did not affect the calculation of the estimated effective income tax rate for the fiscal year. The discrete items consisted primarily of Section 45K-related adjustments pertaining to the nine-month period ended September 30, 2007, which in turn resulted from the phase-out of Section 45K tax credits for calendar 2007 being higher than previously estimated. In 2006, Headwaters recognized $1.0 million of discrete items. After consideration of the effect of the discrete items, income tax expense totaled approximately 40.0% of income before income taxes for 2007, compared to 26.3% for 2006.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(Unaudited)

The estimated effective tax rate for 2007, exclusive of the discrete items, is lower than the statutory rate primarily due to Section 45 coal cleaning tax credits (which are different from the Section 45K tax credits discussed elsewhere) related to several facilities that Headwaters currently owns and operates as well as additional facilities that Headwaters expects to be operating later in fiscal 2008. Headwaters believes it is more likely than not the clean coal produced at many of these facilities qualifies for tax credits pursuant to Section 45 of the Internal Revenue Code, notwithstanding the uncertainties and risks associated with the tax credits, as more fully described in Note 9.

The tax rate for 2006 was lower than the statutory rate primarily due to Section 45K tax credits related to two coal-based solid alternative fuel facilities that Headwaters owns and operated, plus Headwaters’ 19% interest in an entity that owns and operated another alternative fuel facility (where Headwaters is not the primary beneficiary). The alternative fuel produced at these three facilities through December 2007 qualifies for tax credits pursuant to Section 45K (formerly Section 29) of the Internal Revenue Code, subject to the uncertainties of phase-out, IRS audit and other risks associated with the tax credits, all as more fully described in Note 9.

As a result of oil prices for calendar 2007 exceeding statutory limits, there will be a partial phase-out of Section 45K tax credits for the calendar year. In calculating the estimated effective tax rate for fiscal 2008, Headwaters used an estimated phase-out percentage for Section 45K tax credits of 72% for calendar 2007 (approximately 54% was calculated as of September 30, 2007). This estimated phase-out percentage was derived by estimating the calendar 2007 reference price for oil using actual oil prices for January through October 2007 and published NYMEX oil prices for November and December 2007. The monthly NYMEX oil prices were reduced by approximately 10%, which reduction represents Headwaters’ estimate of the relationship between NYMEX oil prices and the average U.S. wellhead oil prices actually used to calculate the annual reference price. The reference price for calendar 2007 was calculated by averaging the 12 months’ actual or estimated oil prices, which average was compared to the estimated phase-out range for calendar 2007 of $56.16 to $70.50 to derive an estimated phase-out percentage.

While the calendar 2007 phase-out percentage can not be finalized at the current time, as of December 31, 2007, the estimated phase-out percentage represents Headwaters’ best estimate of what the phase-out percentage would be, using available information as of that date. The effect on income taxes of any change in the calendar 2007 phase-out percentage from 72% to the actual percentage for the year will be recorded to income tax expense in subsequent periods, when the calendar 2007 actual oil prices and the phase-out range are known. Any such effect could be material to Headwaters’ 2008 income tax expense.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). This interpretation prescribes a consistent financial reporting recognition threshold and measurement standard, as well as criteria for subsequently recognizing, derecognizing and measuring tax positions taken or expected to be taken in a tax return. FIN 48 also requires expanded disclosures with respect to the uncertainty in income taxes. Headwaters adopted FIN 48 effective as of October 1, 2007, the beginning of its 2008 fiscal year, with a cumulative adjustment to decrease retained earnings and increase income tax liabilities for unrecognized income tax benefits by $19.8 million, which included $2.9 million for interest and penalties. Certain reclassifications of deferred income taxes as of September 30, 2007 were also made to conform to the presentation requirements of FIN 48, but these were not material. Headwaters recognizes accrued interest and potential penalties related to all income tax liabilities, including unrecognized income tax benefits, in income tax expense. During 2007, Headwaters recognized approximately $0.4 million of interest and penalties and as of December 31, 2007, there was approximately $6.7 million accrued for the payment of interest and penalties.

As of December 31, 2007, Headwaters had approximately $21.4 million of net unrecognized tax benefits, most of which are classified as a long-term liability. Prior to the adoption of FIN 48, most unrecognized income tax benefits were classified as a current liability. Approximately $24.9 million of gross unrecognized income tax benefits would affect the 2008 effective tax rate if released into income.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(Unaudited)

Headwaters is currently under audit by the IRS for fiscal years 2003 through 2006 and has open tax periods subject to examination by both federal and state taxing authorities for fiscal years 2003 through 2007. It is reasonably possible that the amount of Headwaters’ unrecognized income tax benefits will significantly change within the next 12 months. These changes could be the result of Headwaters’ ongoing tax audits or the settlement of outstanding audit issues. However, due to the number of years under audit and the matters being examined, at the current time, an estimate of the range of reasonably possible outcomes cannot be made.

8.	Earnings per Share

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended December 31,
(in thousands, except per-share data)	2006	2007
Numerator:
Numerator for basic earnings per share – net income	$16,991	$9,913
Interest expense related to convertible senior subordinated notes, net of taxes	1,133	1,044

Numerator for diluted earnings per share – net income plus interest expense related to convertible notes, net of taxes	$18,124	$10,957

Denominator:
Denominator for basic earnings per share – weighted-average shares outstanding	42,078	41,888
Effect of dilutive securities:
Shares issuable upon exercise of options and SARs	547	140
Shares issuable upon conversion of convertible notes	5,750	5,750

Total potential dilutive shares	6,297	5,890

Denominator for diluted earnings per share – weighted-average shares outstanding after assumed exercises and conversions	48,375	47,778

Basic earnings per share	$0.40	$0.24

Diluted earnings per share	$0.37	$0.23

Anti-dilutive securities not considered in diluted EPS calculation:
Stock options	828	1,989
SARs	3,137	1,188

9.	Commitments and Contingencies

Significant new commitments and ongoing contingencies as of December 31, 2007 not disclosed previously, are as follows.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(Unaudited)

For all acquisition transactions, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition dates. If any future earn-out consideration is paid for any acquisition, goodwill will be increased accordingly.

Property, Plant and Equipment – As of December 31, 2007, Headwaters was committed to spend approximately $42.9 million on capital projects that were in various stages of completion.

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

Historically, costs paid to outside legal counsel for litigation have comprised a majority of Headwaters’ litigation-related costs. In 2007, Headwaters incurred approximately $0.4 million of expense for legal matters, which consisted primarily of costs for outside legal counsel. Headwaters currently believes the range of potential loss for all unresolved matters, excluding costs for outside counsel, is from $1.0 million up to the amounts sought by claimants and has recorded a total liability as of December 31, 2007 of $1.0 million. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Headwaters’ outside counsel currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability to Headwaters. It is not possible to estimate what litigation-related costs will be in future periods.

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

Headwaters Construction Materials Matters. There are litigation and pending and threatened claims made against certain subsidiaries of Headwaters Construction Materials (HCM) with respect to several types of exterior finish systems manufactured and sold by its subsidiaries for application by contractors on residential and commercial buildings. Typically, litigation and these claims are defended by such subsidiaries’ insurance carriers. The plaintiffs or claimants in these matters have alleged that the structures have suffered damage from latent or progressive water penetration due to some alleged failure of the building product

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(Unaudited)

or wall system. Some claims involve alleged defects associated with components of an Exterior Insulating and Finish System (EIFS) which was produced for a limited time (through 1997) by Best Masonry & Tool Supply and Don’s Building Supply. There is a 10-year projected claim period following discontinuation of the product. Other claims involve alleged liabilities associated with certain stucco and architectural stone veneer products which are produced and sold by certain subsidiaries of HCM.

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

Section 45K Matters – A material amount of Headwaters’ consolidated revenue and net income has historically been derived from license fees and sales of chemical reagents, both of which were dependent on the ability of licensees and other customers to manufacture and sell qualified synthetic fuel that generated tax credits under Section 45K (formerly Section 29) of the Internal Revenue Code. Headwaters has also claimed Section 45K tax credits for synthetic fuel sales from facilities in which it owns an interest (see Note 7). The following issues exist related to Section 45K tax credits.

Termination of Section 45K. By law, Section 45K tax credits for synthetic fuel produced from coal have expired for synthetic fuel sold after December 31, 2007. With the expiration of Section 45K at the end of calendar 2007, Headwaters licensees’ synthetic fuel facilities and the facilities owned by Headwaters have closed because production of synthetic fuel is not profitable absent the tax credits. The closure of these synfuel facilities will have a material adverse effect on the future revenue, net income and cash flow of Headwaters, in addition to the current material adverse effect caused by phase-out concerns, discussed below.

Phase-Out. Section 45K tax credits are subject to phase-out after the average annual U.S. wellhead oil price (reference price) reaches a beginning phase-out threshold price, and are eliminated entirely if the reference price reaches the full phase-out price. In recent periods, the reference price has been approximately 90% of the published market prices for oil. For calendar 2007, Headwaters estimates that the phase-out range (computed by increasing the 2006 inflation adjustment factor by 2%) begins at $56.16 and completes phase-out at $70.50 per barrel. As described in more detail in Note 7, Headwaters estimated a phase-out percentage for Section 45K tax credits for calendar 2007 of 72%, using available information as of December 31, 2007. Headwaters has recognized revenue and tax credits in its financial statements for 2007 based on this 72% estimate, which resulted in a revision of approximately $6.9 million to the license fee revenue that was recognized in the nine-month period ended September 30, 2007, when the phase-out estimate was much lower. When finalized later in calendar 2008, it is likely that the phase-out percentage for calendar 2007 will be different from this 72% estimate.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(Unaudited)

The unpredictability of phase-out has materially adversely affected both the amount and timing of recognition of Headwaters’ revenue, net income and cash flow during most of fiscal 2006 and 2007, and could also have a material adverse effect in fiscal 2008, until the uncertainties related to phase-out of Section 45K are resolved. In particular, the amount of license fee revenue recognized by Headwaters during 2006 and 2007 was negatively affected by reduced revenues being recognized for certain licensees whose license agreements call for Headwaters to be paid a portion of the tax credits earned by the licensee. The final determination of revenue to be collected and tax credits to be earned pertaining to calendar year 2007 will not occur until the calendar 2007 reference price and phase-out range are published in the quarter ending June 30, 2008. In the period when the actual oil prices and phase-out range for calendar 2007 are known, Headwaters will adjust the revenue and tax credits recorded in 2007 and prior periods as necessary.

IRS Audits. Licensees are subject to audit by the IRS. The IRS may challenge whether Headwaters’ licensees have satisfied the requirements of Section 45K or applicable Private Letter Rulings, including placed-in-service requirements, or may attempt to disallow Section 45K tax credits for some other reason. The IRS has initiated audits of certain licensee-taxpayers who claimed Section 45K tax credits and will continue the audit process in the future. To the extent not already paid to Headwaters, the inability of a licensee to claim Section 45K tax credits could reduce amounts to be received by Headwaters from licensees for license fee revenue recognized prior to December 31, 2007. In addition, the IRS is currently auditing Headwaters’ tax credits claimed for synthetic fuel sold from the facilities in which it owns an interest. The tax credits which are under audit that Headwaters believes are more likely than not to be sustained and are therefore not included in unrecognized income tax benefits in the balance sheet total approximately $30.0 million.

Section 45 Matters – As explained in Note 7, Headwaters’ estimated effective tax rate for fiscal 2008 is lower than the statutory rate due to coal cleaning tax credits related to several facilities that Headwaters currently owns and operates as well as additional facilities that Headwaters expects to be operating later in fiscal 2008. Headwaters believes the clean coal produced or to be produced at many of these facilities and sold to qualified buyers will qualify for tax credits under Section 45 (which is different from the Section 45K tax credit discussed in preceding paragraphs) of the Internal Revenue Code. To date, the IRS has issued limited public guidance about how this tax credit program will be administered and the restrictions on the availability of such credits. Based on the language of Section 45, Headwaters believes that many of its coal cleaning facilities will be eligible for Section 45 refined coal tax credits, and as a result, has recognized a benefit for such credits in its 2007 tax provision. However, the ability to claim tax credits is dependent upon a number of conditions, including, but not limited to:

•	Placing facilities in service on or before December 31, 2008;

•	Producing a fuel from coal that is lower in NOx and either SOx or mercury emissions by the specified amount as compared to the emissions of the feedstock;

•	Producing a fuel at least 50% more valuable than the feedstock; and

•	Sale of the fuel to a third party for the purpose of producing steam.

The IRS may challenge Section 45 tax credits claimed by Headwaters on any one of these or other conditions. In addition, Congress may modify or repeal Section 45 so that these tax credits may not be available in the future. If Headwaters is not able to claim Section 45 tax credits for fiscal 2008, this will materially adversely affect income tax expense and income taxes paid in future periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-Q. Our fiscal year ends on September 30 and unless otherwise noted, references to 2006 refer to our fiscal quarter ended December 31, 2006 and references to 2007 refer to our fiscal quarter ended December 31, 2007. Other references to years refer to our fiscal year rather than a calendar year.

Overview

Consolidation and Segments. The consolidated financial statements include the accounts of Headwaters, all of our subsidiaries, and other entities in which we have a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. We made one acquisition in 2006. This entity’s results of operations for the period from the acquisition date through December 31, 2007 have been consolidated with our results; its operations up to the date of acquisition have not been included in the consolidated results for any period.

We currently operate in three industries: construction materials, coal combustion products (CCPs) and alternative energy. In the construction materials segment, we design, manufacture, and sell architectural stone and resin-based exterior siding accessories (such as shutters, mounting blocks, and vents) and other products. Revenues consist of product sales to wholesale and retail distributors, contractors and other users of building products. We are a nationwide leader in the management and marketing of CCPs. Revenues in the CCP segment consist primarily of fly ash and other product sales. In the alternative energy segment, we are focused on reducing waste and increasing the value of energy feedstocks, primarily in the areas of low-value coal and oil. Revenues for the alternative energy segment through December 31, 2007 consisted primarily of sales of chemical reagents and license fees.

Operations and Strategy. During the past several years, we have executed our two-fold plan of maximizing cash flow from our existing operating business units and diversifying from significant reliance on the legacy alternative energy segment Section 45K (formerly Section 29) business. With the addition and expansion of our CCP management and marketing business through acquisitions in 2002 and in 2004, and the growth of our construction materials business, through several acquisitions in fiscal 2004, 2006 and 2007, we have achieved revenue growth and diversification in three business segments. Because we also incurred increased indebtedness to make strategic acquisitions, one of our ongoing financial objectives is to continue to focus on increased cash flows and reduced debt levels.

A material amount of our 2007 and prior period consolidated revenue and net income has been derived from license fees and sales of chemical reagents, both of which were dependent on the ability of licensees and other customers to manufacture and sell qualified synthetic fuel that generated tax credits under Section 45K of the Internal Revenue Code. We have also claimed Section 45K tax credits for synthetic fuel sales from facilities in which we own an interest. The following issues exist related to Section 45K tax credits.

By law, Section 45K tax credits for synthetic fuel produced from coal have expired for synthetic fuel sold after December 31, 2007. With the expiration of Section 45K at the end of calendar 2007, our licensees’ synthetic fuel facilities and the facilities we own have closed because production of synthetic fuel is not profitable absent the tax credits. The closure of these synfuel facilities will have a material adverse effect on our future revenue, net income and cash flow, in addition to the current material adverse effect caused by phase-out concerns, discussed below.

Section 45K tax credits are subject to phase-out after the average annual U.S. wellhead oil price (reference price) reaches a beginning phase-out threshold price, and are eliminated entirely if the reference price reaches the full phase-out price. We have recognized revenue and tax credits for 2007 based on our estimate of phase-out calculated as of December 31, 2007, using information available at that time. The unpredictability of phase-out has materially adversely affected both the amount and timing of recognition of our revenue, net income and cash flow during most of fiscal 2006 and 2007, and could also have a material adverse effect in 2008, until the uncertainties related to phase-out of Section 45K are resolved. The final determination of revenue to be collected and tax credits to be earned pertaining to calendar year 2007 will not occur until the calendar 2007 reference price and phase-out range are published in the quarter ending June 30, 2008. Reference is made to Notes 7 and 9 to the consolidated financial statements where there is more information on phase-out and other uncertainties related to Section 45K tax credits that have affected our business historically and that will continue to affect our business in 2008.

Our acquisition strategy targets businesses that are leading companies in their respective industries and that enjoy healthy operating margins, thus providing additional cash flow that complements the financial performance of our existing businesses. In addition, in fiscal 2006, we began to acquire small companies with innovative products that can be marketed using our existing distribution channels. We are also committed to continuing to invest in research and development activities that are focused on energy-related technologies and nanotechnology. We participate in joint ventures which operate an ethanol plant located in North Dakota and a hydrogen peroxide plant in South Korea. We are also investing in other alternative energy projects such as coal cleaning and the use of nanocatalysts to engineer coal for emissions reduction and to enhance the refining of heavy crude oils into lighter transportation fuels.

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

In fiscal years 2005 and 2006, we focused on the integration of our large 2004 acquisitions, including the marketing of diverse construction materials products through our national distribution network. We became highly leveraged as a result of those acquisitions, but have reduced our outstanding debt significantly since that time through cash generated from operations, from an underwritten public offering of common stock and from proceeds from settlement of litigation. We intend to continue to focus on repaying long-term debt while continuing to look for diversification opportunities.

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

The information set forth below compares our operating results for the quarter ended December 31, 2007 (2007) with operating results for the quarter ended December 31, 2006 (2006).

Summary. Our total revenue for 2007 was $248.9 million, down 9% from $274.9 million for 2006. Gross profit decreased 21%, from $80.0 million in 2006 to $63.1 million in 2007. Operating income decreased 46% from $33.9 million to $18.4 million. Net income was $9.9 million and diluted earnings per share was $0.23, compared to net income of $17.0 million, or $0.37 per diluted share, in 2006.

Excluding our Section 45K business, total revenue for 2007 was $194.5 million, up 1% from $193.2 million for 2006. Gross profit excluding Section 45K was $51.1 million in 2007, the same gross profit as in 2006. Operating income increased 18% from $5.5 million to $6.5 million. Net income was $3.5 million and diluted earnings per share was $0.08, compared to a net loss of $(1.5) million, or $(0.03) per diluted share, in 2006.

Revenue and gross margins. The major components of revenue, along with gross margins, are discussed in the sections below.

Construction Materials Segment. Sales of construction materials during 2007 were $114.8 million with a corresponding direct cost of $81.8 million. Sales of construction materials during 2006 were $122.8 million with a corresponding direct cost of $90.6 million. The decrease in sales of construction materials during 2007 was due primarily to the effects of a depressed residential housing and remodeling market which impacted sales across most of our product lines. We believe our niche strategy and our focus on productivity improvements has tempered the impact of the severe slow down in new residential construction on our revenue and helped improve the gross margin percentage from 2006 to 2007. Because a substantial amount of our revenues in this segment are dependent on the housing market, we anticipate continuing impact in 2008 from the current slowdown in the housing industry.

CCP Segment. CCP revenues for 2007 were $77.4 million with a corresponding direct cost of $55.9 million. CCP revenues for 2006 were $69.2 million with a corresponding direct cost of $49.4 million. The increase in CCP revenues was due primarily to upward pricing trends in several markets, despite some challenging weather conditions in certain markets during the quarter. The gross margin percentage decreased from 2006 to 2007 primarily due to increased costs for material and higher transportation costs.

Alternative Energy Segment. Our alternative energy segment revenue consisted primarily of chemical reagent sales, license fee revenue related to our solid alternative fuel technologies, and to a lesser extent, sales of synthetic fuel from two solid alternative fuel production facilities that we own, and coal cleaning. The major components of revenue for the alternative energy segment are discussed in the sections below.

As described previously and in Note 9 to the consolidated financial statements, a material amount of our 2007 and prior period consolidated revenue has been derived from license fees and sales of chemical reagents, both of which were dependent on the ability of licensees and other customers to manufacture and sell qualified synthetic fuel that generated tax credits under Section 45K of the Internal Revenue Code. By law, Section 45K tax credits for synthetic fuel produced from coal have expired for synthetic fuel sold after December 31, 2007. With the expiration of Section 45K at the end of calendar 2007, our licensees’ synthetic fuel facilities have closed because production of synthetic fuel is not profitable absent the tax credits. The closure of these synfuel facilities will have a material adverse effect on our future revenue, in addition to the current material adverse effect caused by phase-out concerns.

Sales of Chemical Reagents. Chemical reagent sales during 2007 were $38.0 million with a corresponding direct cost of $30.9 million. Chemical reagent sales during 2006 were $44.5 million with a corresponding direct cost of $35.5 million. Chemical reagent sales in 2007 were lower than in 2006 primarily due to decreased synthetic fuel production by most of our licensees (resulting in decreased sales of $5.7 million) and other customers with whom we do not have a license agreement (resulting in decreased sales of $0.8 million). The gross margin percentage for 2007 of 18.5% was lower than the 2006 gross margin percentage of 20.3% due primarily to increases in the cost of product, which in turn was related to increases in the costs of petroleum-based materials.

License Fees. During 2007, we recognized license fee revenue totaling $7.5 million, a decrease of $14.9 million from $22.4 million of license fee revenue recognized during 2006. The amount of license fee revenue recognized during both 2006 and 2007 was negatively affected by reduced revenues being recognized for certain licensees whose license agreements call for us to be paid a portion of the tax credits earned by the licensee. In addition, we recognized revenue and tax credits in 2007 based on our estimate of phase-out calculated as of December 31, 2007 (72%), which resulted in a revision of approximately $6.9 million to the license fee revenue that was recognized in the nine-month period ended September 30, 2007, when the phase-out estimate was much lower. When finalized later in calendar 2008, it is likely that the phase-out percentage for calendar 2007 will be different from this 72% estimate. The final determination of revenue to be collected pertaining to calendar year 2007 will not occur until the calendar 2007 reference price and phase-out range are published in the quarter ending June 30, 2008. In the period when the actual oil prices and phase-out range for calendar 2007 are known, we will adjust the revenue and tax credits recorded in 2007 and prior periods as necessary.

Other Alternative Energy Segment Revenues. The majority of other alternative energy segment revenue is comprised of sales of synthetic fuel, which during 2007 were $8.3 million, with a corresponding direct cost of $11.5 million. Sales of synthetic fuel during 2006 were $14.8 million, with a corresponding direct cost of $17.3 million. Revenue from the sale of synthetic fuel has a negative gross margin, which is more than compensated for by the income tax credits expected to be earned from the sales of the synthetic fuel. Coal cleaning revenue was $1.4 million in 2007, compared to $0.1 million in 2006.

Amortization and Research and Development Expenses. The decrease in amortization expense of $0.3 million from 2006 to 2007 was due primarily to intangible assets that have been fully amortized. Research and development expense increased by $0.4 million from 2006 to 2007 primarily because of increased spending in our joint research efforts with Evonik Industries AG related to hydrogen peroxide and in developmental efforts related to our nanotechnologies.

Selling, General and Administrative Expenses. These expenses decreased $1.6 million, or 4%, to $35.0 million for 2007 from $36.6 million for 2006. The decrease in 2007 was due primarily to lower personnel-related costs (principally bonus expense, stock-based compensation expense and commission expense), due in turn to lower revenue and operating results.

Other Income and Expense. During 2007, we reported net other expense of $1.9 million compared to net other expense of $10.8 million during 2006. The change of $8.9 million was comprised of a decrease in net interest expense of approximately $2.5 million and a net change in other income/expense of approximately $6.4 million.

Net interest expense decreased from $8.3 million in 2006 to $5.8 million in 2007, due primarily to the lower interest rate (2.50%) on the $160.0 million of convertible senior subordinated notes issued in January 2007, the net proceeds of which were used to repay higher-rate senior debt. In addition, there were lower average levels of long-term debt in 2007 as compared to 2006. We currently expect interest expense in fiscal 2008 to be less than the fiscal 2007 levels.

The change in other income/expense of $6.4 million consisted primarily of a $4.4 million gain on the sale of property, plant and equipment in 2007 compared to a loss of $0.2 million in 2006, plus a $2.3 million decrease in costs related to our investment in the coal-based solid alternative fuel production facility described in Note 7 to the consolidated financial statements. The majority of the property, plant and equipment sold in 2007 represented non-strategic assets in our construction materials segment. Most of the proceeds from this sale were used to acquire assets that will increase the capacity of our Texas-based concrete block business, enabling us to meet current and projected demand.

Income Tax Provision. We recorded income tax provisions with an effective tax rate of approximately 26% in 2006 and 40% in 2007 (22% and 29%, respectively, excluding discrete items of $1.0 million and $1.8 million, respectively). The 2007 discrete items consisted primarily of Section 45K-related adjustments pertaining to the nine-month period ended September 30, 2007, which in turn resulted from the phase-out of Section 45K tax credits for calendar 2007 being higher than previously estimated. The 2006 discrete items primarily related to changes in estimated tax liabilities and in reserves related to an IRS examination.

The estimated effective tax rate for 2007, exclusive of the discrete items, is lower than the statutory rate primarily due to Section 45 coal cleaning tax credits (which are different from the Section 45K tax credits discussed elsewhere) related to several facilities that we currently own and operate as well as additional facilities that we expect to be operating later in fiscal 2008. We believe it is more likely than not the clean coal produced at many of these facilities qualifies for tax credits pursuant to Section 45 of the Internal Revenue Code, notwithstanding the uncertainties and risks associated with the tax credits, as more fully described in Note 9 to the consolidated financial statements.

The effective tax rate for 2006 was lower than the statutory rate primarily due to Section 45K tax credits related to two coal-based solid alternative fuel facilities that we own and operated, plus our 19% interest in an entity that owns and operated another alternative fuel facility (see Note 7 to the consolidated financial statements). The alternative fuel produced at these three facilities through December 2007 qualifies for tax credits pursuant to Section 45K (formerly Section 29) of the Internal Revenue Code, subject to the uncertainties of phase-out, IRS audit and other risks associated with the tax credits, all as more fully described in Note 9 to the consolidated financial statements. Excluding the effect of Section 45K and Section 45 tax credits, our effective tax rate for both 2006 and 2007 would have been approximately 39%.

As discussed in Note 7 to the consolidated financial statements, the Section 45K and Section 45 tax credits used in calculating the fiscal 2008 estimated effective income tax rate and the 2007 income tax provision are estimated as of December 31, 2007. While the calendar 2007 phase-out percentage can not be finalized at the current time, as of December 31, 2007, the estimated phase-out percentage of 72% represents our best estimate of what the phase-out percentage would be, using available information as of that date. The effect on income taxes of any change in the calendar 2007 phase-out percentage from 72% to the actual percentage for the year will be recorded to income tax expense in the period when the calendar 2007 actual oil prices and the phase-out range are known. Any such effect could be material to our 2008 income tax expense. Similarly, future changes to our estimates of fiscal 2008 Section 45 coal cleaning tax credits could also be material to our 2008 income tax expense.

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

Liquidity and Capital Resources

Summary of Cash Flow Activities. Net cash provided by operating activities for the three months ended December 31, 2007 was $34.6 million compared to $34.7 million for the three months ended December 31, 2006. In both 2006 and 2007, the primary investing activities consisted of the purchase of property, plant and equipment and payments for acquisitions. In 2007, financing activities consisted primarily of treasury stock purchases. None of our financing activities in 2006 were material. More details about our investing and financing activities are provided in the following paragraphs.

Investing Activities. Total expenditures for property, plant and equipment in 2007 were $25.6 million, an increase of $15.4 million over 2006. Most of the capital expenditures in both periods were incurred by the construction materials segment; however, in 2007, a higher proportion of total capital expenditures were incurred by the alternative energy segment as compared to 2006. A significant portion of our 2007 and planned future capital expenditures, which in 2008 are currently expected to exceed the fiscal 2007 year amount, represent expansion of operations, rather than maintenance of operating capacity, primarily due to growth initiatives in the alternative energy segment, particularly coal cleaning. Capital expenditures are limited by our senior debt covenants to $100.0 million annually; however, the cumulative unused amounts of annual capital expenditures limits can be carried forward and used in subsequent years. As of December 31, 2007, we had approximately $70.4 million of unused amounts of capital expenditures from prior years and we were committed to spend approximately $42.9 million on capital projects that were in various stages of completion, primarily in the alternative energy segment.

In 2006, we acquired 100% of the ownership interests of a privately-held company in the construction materials business. Total consideration paid at the date of acquisition of approximately $53.0 million consisted primarily of cash. An additional amount, $19.0 million, was paid in 2007, based on earnings of the acquired entity for the 12 month period ended September 30, 2007 that exceeded an agreed-upon threshold. Pursuant to contractual terms for some of the acquisitions made in prior years, additional amounts may be payable in the future, based on the achievement of stipulated revenue or earnings targets for periods ending no later than March 2010. If future earn-out consideration is paid in excess of amounts accrued for any acquisition, goodwill will be increased accordingly.

We intend to continue to expand our business through growth of existing operations, commercialization of technologies currently being developed, and strategic acquisitions of products or entities that expand our current operating platform. Acquisitions are an important part of our long-term business strategy and to that end, we routinely review potential complementary acquisitions, including those in the areas of construction materials, CCP marketing, and coal and catalyst technologies. It is possible that some portion of future cash and cash equivalents and/or proceeds from the issuance of stock or debt could be used to fund acquisitions of complementary businesses in the chemical, energy, building products and related industries. Our senior secured credit agreement limits acquisitions in the aggregate to $50.0 million of cash consideration and $20.0 million of non-cash consideration annually, with no more than $30.0 million of cash consideration for any one acquisition, unless our “total leverage ratio,” as defined, is less than or equal to 3.50:1.0, after giving effect to an acquisition, in which case the foregoing limitations do not apply. The senior secured credit agreement also limits the amount we can invest in joint ventures and other less than 100%-owned entities.

We have invested in several joint ventures which are accounted for using the equity method of accounting, but do not currently have plans to significantly increase our investments in those entities.

Financing Activities. In 2007, we made treasury stock purchases totaling $14.8 million, near the limit established by our senior secured credit agreement. Accordingly, we do not currently have plans for any future treasury stock purchases. As of December 31, 2007, we have no long-term debt repayments that are due prior to 2011. We may, in the future, make optional prepayments of senior debt depending on actual cash flows, our current and expected cash requirements and other applicable factors we deem to be significant. None of our financing activities in 2006 were material.

Due to covenants associated with our senior debt, we currently have restrictions on our ability to obtain significant additional amounts of long-term debt. However, we have historically experienced strong positive cash flow from operations which has enabled us to repay a substantial amount of our long-term debt prior to scheduled maturities. While we expect our positive cash flow to continue in the future, our positive cash flow from operations is expected to be lower in fiscal 2008 and subsequent years due to the termination of our Section 45K business, as described previously and in Note 9 to the consolidated financial statements. Also, while we have periodically accessed the debt and equity markets in prior years, affordable and available additional debt and equity may be more difficult for us to obtain in future periods than in the past, due to less favorable market conditions as well as changes in our business model.

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

Reference is made to Note 6 to the consolidated financial statements for detailed information about our outstanding long-term debt and compliance with debt covenants, as well as the available $60.0 million revolving credit arrangement. Subject to obtaining additional revolving loan commitments, we can increase the revolving credit limit to $100.0 million. The senior credit facility contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset sales and liens, annual capital expenditures in excess of $100.0 million annually, and the payment of dividends, among others. In addition, we must maintain certain leverage and fixed charge coverage ratios. We are in compliance with all debt covenants as of December 31, 2007 and expect to be in compliance throughout fiscal 2008.

In both 2006 and 2007, cash proceeds from the exercise of options and employee stock purchases were not material. Option exercise activity is primarily dependent on our stock price and is not predictable. To the extent non-qualified stock options are exercised, or there are disqualifying dispositions of shares obtained upon the exercise of incentive stock options, we receive an income tax deduction generally equal to the income recognized by the optionee. Such amounts were not material in either 2006 or 2007.

Working Capital. As of December 31, 2007, our working capital was $161.4 million. Notwithstanding the expiration of Section 45K tax credits as of December 31, 2007 and the resulting impact on cash flow, we expect operations to produce positive cash flow in future periods and believe working capital, along with available borrowings under the revolving credit arrangement, will be sufficient for operating needs for the next 12 months.

Income Taxes. Historically, our cash requirements for income taxes generally approximated the income tax provision; however, there is usually some lag in paying estimated taxes during a fiscal year due to the seasonality of our operations and because estimated income tax payments are typically based on annualizing the fiscal year’s income based on year-to-date results. There is also some lag in realizing cash benefits from the utilization of tax credits due to the interaction of our September 30 fiscal year end and the different fiscal year ends of the entities through which we receive the tax credits. Beginning in fiscal 2006, there has been more variability in the relationship between the income tax provision and income tax payments because the tax provision calculation is materially dependent upon the estimated phase-out percentage of Section 45K tax credits (see Notes 7 and 9 to the consolidated financial statements).

As discussed previously, cash payments for income taxes are reduced for tax deductions resulting from disqualifying dispositions of incentive stock options and from the exercise of non-qualified stock options, which amount was not material in 2006 or 2007. Option exercise activity is primarily dependent on our stock price which is not predictable, and likewise, it is not possible to estimate what tax benefits may be realized from future option exercises.

Summary of Future Cash Requirements. Significant future cash uses, in addition to operational working capital requirements, including income tax payments and interest payments on long-term debt, are currently expected to consist primarily of capital expenditures.

Legal Matters

We have ongoing litigation and asserted claims which have been incurred during the normal course of business. Reference is made to Note 9 to the consolidated financial statements for a description of our accounting for legal costs and for other information about legal matters.

Recent Accounting Pronouncements

Reference is made to Note 1 to the consolidated financial statements for a discussion of accounting pronouncements that have been recently issued which we have not yet adopted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, primarily related to changes in interest rates and certain foreign currencies. We do not use derivative financial instruments for speculative or trading purposes. We have entered into certain hedge transactions in the past, primarily to limit our variable interest rate exposure, but there are no such hedges outstanding as of December 31, 2007. The Blue Flint joint venture also has hedges in place related to variable interest rates and commodities.

As described in more detail in Note 6 to the consolidated financial statements, our senior debt, totaling $210.0 million as of December 31, 2007, bears interest at a variable-rate. Accordingly, a change in the interest rate of 1% would change our interest expense by approximately $2.1 million during the 12 months ending December 31, 2008.

We have limited operations in foreign jurisdictions. However, one of our joint ventures with Evonik Industries AG owns a hydrogen peroxide business located in South Korea. This joint venture has € 25.0 million of long-term debt denominated in Euros. Because that debt is payable in a currency different from the Korean Won, the joint venture’s functional currency, it must be translated into Korean Won at the end of each reporting period based on current exchange rates. As a result of this requirement, the joint venture is subject to foreign currency exchange rate movements and in 2007 the joint venture recorded a foreign currency exchange loss, of which $2.1 million was reflected in our results of operations in 2007. A change in the relationship between the Euro and Korean Won of 10% would result in a gain or loss of approximately $1.9 million for us.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 (the Exchange Act), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of December 31, 2007, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2007 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See “Legal Matters” in Note 9 to the consolidated financial statements for a description of current legal proceedings.

ITEM 1A.	RISK FACTORS

Risks relating to our business and our common stock are described in Item 1A of our Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered equity securities, but did purchase treasury stock during the three-month period ended December 31, 2007, in accordance with the program announced in our October 19, 2007 press release. Our Board of Directors approved a stock repurchase program for up to $15.0 million of our common stock. The program did not have an expiration date, but as of December 31, 2007, we do not expect to make additional purchases under that program. The following table provides details about the stock repurchases, all of which were made in the open market and funded from available working capital.

(in thousands, except per-share data)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 – October 31, 2007	0	n/a	0	$15,000
November 1, 2007 – November 30, 2007	955	$12.53	955	3,034
December 1, 2007 – December 31, 2007	250	11.50	250	159

Total	1,205	$12.32	1,205	$159

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herein:

12	Computation of ratio of earnings to combined fixed charges and preferred stock dividends	*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	*

99.1	2000 Employee Stock Purchase Plan, As Amended and Restated Effective 20 November 2007	*

99.20	Stock Appreciation Right Agreement (November 2007)	*

99.20.1	Form of Notice of Stock Appreciation Right Grant (November 2007)	*

99.21	Restricted Stock Award Agreement (November 2007)	*

99.21.1	Form of Restricted Stock Award Grant Notice (November 2007)	*

99.22	Short-Term Incentive Bonus Plan, As Amended and Restated Effective 1 October 2007	*

99.23	Broad-Based Management Bonus Plan, As Amended and Restated Effective 1 October 2007	*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEADWATERS INCORPORATED

Date: February 1, 2008	By:	/s/ Kirk A. Benson
Kirk A. Benson, Chief Executive Officer
(Principal Executive Officer)

Date: February 1, 2008	By:	/s/ Steven G. Stewart
Steven G. Stewart, Chief Financial Officer
(Principal Financial Officer)