Form 10-Q
period 2008-03-31
HEADWATERS INC
filed 2008-05-06
CIK 1003344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☒            Accelerated filer  ☐

Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of April 30, 2008 was 41,993,136.

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

I TEM 1.	FINANCIAL STATEMENTS

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)	September 30, 2007	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$55,787	$16,465
Trade receivables, net	188,334	120,174
Inventories	53,201	67,754
Deferred income taxes	30,171	13,948
Other	20,903	40,985

Total current assets	348,396	259,326

Property, plant and equipment, net	225,700	254,191

Other assets:
Intangible assets, net	238,144	229,601
Goodwill	787,161	784,161
Other	56,488	59,874

Total other assets	1,081,793	1,073,636

Total assets	$1,655,889	$1,587,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,379	$27,271
Accrued personnel costs	37,539	26,973
Other accrued liabilities	108,084	59,607
Current portion of long-term debt	—	15,283

Total current liabilities	185,002	129,134

Long-term liabilities:
Long-term debt	542,500	546,084
Deferred income taxes	91,721	91,325
Unrecognized income tax benefits	—	16,177
Other	6,416	5,900

Total long-term liabilities	640,637	659,486

Total liabilities	825,639	788,620

Stockholders’ equity:
Common stock, $0.001 par value; authorized 100,000 shares; issued and outstanding: 42,365 shares at September 30, 2007 (including 138 shares held in treasury) and 41,993 shares at March 31, 2008 (including 623 shares held in treasury)	42	42
Capital in excess of par value	511,496	506,771
Retained earnings	319,920	300,783
Treasury stock and other	(1,208)	(9,063)

Total stockholders’ equity	830,250	798,533

Total liabilities and stockholders’ equity	$1,655,889	$1,587,153

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per-share data)	2007	2008	2007	2008
Revenue:
Building products	$115,547	$93,560	$238,302	$208,326
Coal combustion products	62,093	60,982	131,265	138,408
Energy	96,465	17,437	179,462	74,142

Total revenue	274,105	171,979	549,029	420,876
Cost of revenue:
Building products	87,176	72,843	177,738	154,679
Coal combustion products	46,795	47,651	96,242	103,559
Energy	45,725	10,150	100,595	58,247

Total cost of revenue	179,696	130,644	374,575	316,485

Gross profit	94,409	41,335	174,454	104,391
Operating expenses:
Amortization	5,847	5,431	11,658	10,943
Research and development	5,343	3,827	9,127	7,968
Selling, general and administrative	37,785	40,959	74,346	75,988

Total operating expenses	48,975	50,217	95,131	94,899

Operating income (loss)	45,434	(8,882)	79,323	9,492
Other income (expense):
Net interest expense	(9,070)	(6,207)	(17,337)	(12,051)
Other, net	(3,590)	3,795	(6,151)	7,778

Total other income (expense), net	(12,660)	(2,412)	(23,488)	(4,273)

Income (loss) before income taxes	32,774	(11,294)	55,835	5,219
Income tax provision	(5,570)	2,090	(11,640)	(4,510)

Net income (loss)	$27,204	$(9,204)	$44,195	$709

Basic earnings (loss) per share	$0.65	$(0.22)	$1.05	$0.02

Diluted earnings (loss) per share	$0.59	$(0.22)	$0.96	$0.02

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Six Months Ended March 31, 2008

	Common stock		Capital in excess of par value	Retained earnings	Treasury stock, at cost	Other	Total stockholders’ equity
(in thousands)	Shares	Amount
Balances as of September 30, 2007	42,365	$42	$511,496	$319,920	$(1,223)	$15	$830,250
Purchase of 1,205 shares of treasury stock, at cost					(14,841)		(14,841)
Cancellation of 623 shares of treasury stock	(623)	—	(7,335)		7,335		—
97 shares of treasury stock transferred to employee stock purchase plan, at cost			109		876		985
Issuance of restricted stock, net of cancellations	214	—					—
Exercise of stock options	37	—	1				1
Stock-based compensation			2,500				2,500
Other comprehensive income (loss) – net of taxes – cash flow hedge and foreign currency translation adjustments						(1,225)	(1,225)
Cumulative effect of change in accounting for uncertain tax positions—adoption of FIN 48				(19,846)			(19,846)
Net income for the six months ended March 31, 2008				709			709

Balances as of March 31, 2008	41,993	$42	$506,771	$300,783	$(7,853)	$(1,210)	$798,533

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
(in thousands)	2007	2008
Cash flows from operating activities:
Net income	$44,195	$709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,750	33,633
Stock-based compensation expense	3,428	2,500
Interest expense related to amortization of debt issue costs	3,258	1,332
Equity in losses, net of gains, of joint ventures	1,958	5,246
Amortization of non-refundable license fees	(11,034)	(5,517)
Deferred income taxes	(8,027)	12,039
Net gain on disposition of property, plant and equipment	(237)	(8,031)
Decrease (increase) in trade receivables	(16,252)	68,160
Increase in inventories	(773)	(13,060)
Decrease in accounts payable and accrued liabilities	(4,880)	(31,623)
Other changes in operating assets and liabilities, net	(5,809)	(42,998)

Net cash provided by operating activities	41,577	22,390

Cash flows from investing activities:
Purchase of property, plant and equipment	(25,469)	(56,888)
Proceeds from disposition of property, plant and equipment	637	12,905
Payments for acquisitions, net of cash acquired	(50,219)	(19,000)
Investments in joint ventures	(500)	(247)
Net increase in other assets	(205)	(3,494)

Net cash used in investing activities	(75,756)	(66,724)

Cash flows from financing activities:
Treasury stock purchases	—	(14,841)
Employee stock purchases	1,236	985
Proceeds from exercise of stock options	408	1
Income tax benefit from exercise of stock options	16	—
Net proceeds from issuance of long-term debt	154,572	18,867
Payments on long-term debt	(160,064)	—
Convertible note hedge and related warrants, net	(11,830)	—

Net cash provided by (used in) financing activities	(15,662)	5,012

Net decrease in cash and cash equivalents	(49,841)	(39,322)
Cash and cash equivalents, beginning of period	79,151	55,787

Cash and cash equivalents, end of period	$29,310	$16,465

Supplemental schedule of non-cash investing and financing activities:
Cancellation of treasury stock	$—	$7,335
Increase (decrease) in accrued liabilities for acquisition-related commitments	2,639	(3,000)

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

1.	Nature of Operations and Basis of Presentation

Description of Business and Organization – Headwaters Incorporated (Headwaters) is incorporated in Delaware and is a diversified company providing products, technologies and services in three industries: building products (formerly designated construction materials), coal combustion products (CCPs) and energy (formerly alternative energy). Headwaters uses technology to differentiate itself from competitors and to create value in its businesses.

In the building products segment, Headwaters designs, manufactures, and sells architectural stone and resin-based exterior siding accessories (such as shutters, mounting blocks, and vents) and other products. Headwaters believes that many of its branded products have a leading market position. Revenue from Headwaters’ building products businesses are diversified geographically and also by market, including the new construction, remodeling and home improvement markets.

In the CCP segment, Headwaters is a nationwide leader in the management and marketing of CCPs, including fly ash used as a substitute for portland cement. Headwaters’ CCP business is comprised of a nationwide storage and distribution network and revenue is diversified geographically and by market.

In the energy segment, Headwaters is focused on reducing waste and increasing the value of energy-related feedstocks, primarily in the areas of low-value coal and oil. In coal, Headwaters owns and operates several coal cleaning facilities that remove rock, dirt, and other impurities from waste coal, resulting in higher-value, marketable coal. Headwaters also licensed technology and sold reagents to the coal-based solid alternative fuel industry through December 31, 2007. In oil, Headwaters believes that its heavy oil upgrading technology represents a substantial improvement over current refining technologies. Headwaters’ heavy oil upgrading process uses a liquid catalyst precursor to generate a highly active molecular catalyst to convert residual oil feedstocks into higher-value distillates that can be refined into gasoline, diesel and other products.

Basis of Presentation – Headwaters’ fiscal year ends on September 30 and unless otherwise noted, references to 2007 refer to Headwaters’ fiscal quarter and/or six-month period ended March 31, 2007 and references to 2008 refer to Headwaters’ fiscal quarter and/or six-month period ended March 31, 2008. Other references to years refer to Headwaters’ fiscal year rather than a calendar year. The consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the seasonality of most of Headwaters’ operations and other factors, the consolidated results of operations for 2008 are not indicative of the results to be expected for the full fiscal 2008 year.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters’ Annual Report on Form 10-K for the year ended September 30, 2007 (Form 10-K) and in Headwaters’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

Recent Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. Headwaters must adopt SFAS No. 157 no later than the first quarter of the fiscal year ending September 30, 2009. Headwaters uses fair value measurements to determine the reported amounts of assets acquired and liabilities assumed in purchase transactions, in testing for potential goodwill impairment, for disclosure of the fair value of financial instruments, and elsewhere. It is therefore possible that the implementation of SFAS No. 157 could have a material effect on the reported amounts or disclosures in Headwaters’ consolidated financial statements in future periods.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133.” This new standard requires enhanced disclosures about how and why an entity uses derivative instruments, how such instruments and related hedged items are accounted for under SFAS No. 133, and how those instruments and items affect an entity’s financial position, financial performance, and cash flows. Headwaters must adopt SFAS No. 161 no later than October 1, 2009. Headwaters has entered into certain hedge transactions in the past, primarily to limit variable interest rate exposure, but there are no such hedges outstanding as of March 31, 2008. Accordingly, the adoption of this standard could affect future disclosures related to any derivative instruments or related hedges that are entered into in future periods.

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

Headwaters currently operates three business segments: building products, CCPs and energy. These segments are managed and evaluated separately by management due to differences in their markets, operations, products and services. Revenues for the building products segment consist of product sales to wholesale and retail distributors, contractors and other users of building products. CCP revenues consist primarily of product sales with a small amount of service revenue. Revenues for the energy segment through December 31, 2007 consisted primarily of sales of chemical reagents and license fees related to our Section 45K business. Beginning January 1, 2008, revenues for this segment have consisted largely of coal sales. Future energy segment revenues are currently expected to consist primarily of coal sales.

The following segment information has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” Segment performance is evaluated primarily on revenue and operating income, although other factors are also used, such as income tax credits generated by activities of the energy segment. Intersegment sales are immaterial.

Segment costs and expenses considered in deriving segment operating income (loss) include cost of revenue, amortization, research and development, and segment-specific selling, general and administrative expenses. Amounts included in the “Corporate” column represent expenses not specifically attributable to any segment and include administrative departmental costs and general corporate overhead. Segment assets reflect those specifically attributable to individual segments and primarily include accounts receivable, inventories, property, plant and equipment, intangible assets and goodwill. Cash and cash equivalents and certain other assets are included in the “Corporate” column.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

	Three Months Ended March 31, 2007
(in thousands)	Building Products	CCPs	Energy	Corporate	Totals
Segment revenue	$115,547	$62,093	$96,465	$—	$274,105

Depreciation and amortization	$(12,475)	$(3,233)	$(2,256)	$(108)	$(18,072)

Operating income (loss)	$2,277	$8,202	$41,902	$(6,947)	$45,434

Net interest expense					(9,070)
Other income (expense), net					(3,590)
Income tax provision					(5,570)

Net income					$27,204

Capital expenditures	$7,442	$2,125	$5,768	$7	$15,342

	Three Months Ended March 31, 2008
(in thousands)	Building Products	CCPs	Energy	Corporate	Totals
Segment revenue	$93,560	$60,982	$17,437	$—	$171,979

Depreciation and amortization	$(12,017)	$(3,028)	$(1,545)	$(90)	$(16,680)

Operating income (loss)	$(8,114)	$6,275	$(1,464)	$(5,579)	$(8,882)

Net interest expense					(6,207)
Other income (expense), net					3,795
Income tax provision					2,090

Net loss					$(9,204)

Capital expenditures	$11,326	$5,453	$14,444	$96	$31,319

	Six Months Ended March 31, 2007
(in thousands)	Building Products	CCPs	Energy	Corporate	Totals
Segment revenue	$238,302	$131,265	$179,462	$—	$549,029

Depreciation and amortization	$(24,558)	$(6,438)	$(4,535)	$(219)	$(35,750)

Operating income (loss)	$8,731	$20,653	$62,749	$(12,810)	$79,323

Net interest expense					(17,337)
Other income (expense), net					(6,151)
Income tax provision					(11,640)

Net income					$44,195

Capital expenditures	$14,348	$3,312	$7,767	$42	$25,469

Segment Assets as of March 31, 2007	$1,159,045	$296,605	$141,876	$69,705	$1,667,231

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

	Six Months Ended March 31, 2008
(in thousands)	Building Products	CCPs	Energy	Corporate	Totals
Segment revenue	$208,326	$138,408	$74,142	$—	$420,876

Depreciation and amortization	$(23,156)	$(6,032)	$(4,260)	$(185)	$(33,633)

Operating income (loss)	$601	$20,504	$(1,658)	$(9,955)	$9,492

Net interest expense					(12,051)
Other income (expense), net					7,778
Income tax provision					(4,510)

Net income					$709

Capital expenditures	$25,247	$6,285	$24,906	$450	$56,888

Segment Assets as of March 31, 2008	$1,061,547	$294,287	$168,436	$62,883	$1,587,153

3.	Stock-Based Compensation

Total stock-based compensation expense, none of which involved the expenditure of cash, was approximately $1.6 million and $1.3 million for the three months ended March 31, 2007 and 2008, respectively, and $3.4 million and $2.5 million for the six months ended March 31, 2007 and 2008, respectively. As of March 31, 2008, there is approximately $7.6 million of total compensation cost related to nonvested awards not yet recognized, which will be recognized in future periods subject to applicable vesting terms.

4.	Inventories

Inventories consisted of the following at:

(in thousands)	September 30, 2007	March 31, 2008
Raw materials	$14,192	$10,826
Finished goods	39,009	56,928

	$53,201	$67,754

5.	Intangible Assets and Goodwill

Intangible Assets – All of Headwaters’ identified intangible assets are being amortized. The following table summarizes the gross carrying amounts and the related accumulated amortization of intangible assets as of:

		September 30, 2007		March 31, 2008
(in thousands)	Estimated useful lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
CCP contracts	8 -20 years	$117,690	$31,718	$117,690	$35,084
Customer relationships	7 1/2 -15 years	71,503	15,580	71,503	18,203
Trade names	5 - 20 years	68,412	10,614	68,412	12,421
Patents and patented technologies	6 - 19 years	53,469	18,152	54,469	20,724
Other	4 - 15 years	7,411	4,277	5,230	1,271

		$318,485	$80,341	$317,304	$87,703

Total amortization expense related to intangible assets was approximately $5.8 million and $5.4 million for the three months ended March 31, 2007 and 2008, respectively, and $11.7 million and $10.9 million for the six months ended March 31, 2007 and 2008, respectively. Total estimated annual amortization expense for fiscal years 2008 through 2013 is shown in the following table.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

Year ending September 30:	(in thousands)
2008	$21,844
2009	21,704
2010	21,328
2011	20,969
2012	19,201
2013	18,292

Goodwill – SFAS No. 142 requires Headwaters to periodically test for goodwill impairment, at least annually, or sooner if evidence of possible impairment arises. Headwaters performs its annual impairment testing using a test date of June 30.

6.	Long-term Debt

Long-term debt consisted of the following at:

(in thousands)	September 30, 2007	March 31, 2008
Senior secured debt	$210,000	$225,000
Convertible senior subordinated notes	332,500	332,500
Other	—	3,867

	$542,500	$561,367
Less current portion	—	15,283

Total long-term debt	$542,500	$546,084

Senior Secured Credit Agreements – Headwaters’ senior secured credit facility currently consists of a first lien term loan in the amount of $210.0 million, plus $15.0 million outstanding under the revolving credit arrangement. The credit facility provides for up to $60.0 million of borrowings under the revolving credit arrangement, with the ability to increase this amount to $100.0 million, subject to obtaining additional revolving loan commitments. The first lien term loan is senior in priority to all other debt and is secured by all assets of Headwaters. The terms of the credit facility, as currently amended, are described in more detail in the following paragraphs. Headwaters is in compliance with all debt covenants as of March 31, 2008.

The first lien term loan bears interest, at Headwaters’ option, at either i) the London Interbank Offered Rate (LIBOR) plus 2.0%, 2.25%, or 2.5%, depending on the credit ratings that have been most recently announced for the loans by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s); or ii) the “Base Rate” plus 1.0%, 1.25%, or 1.5%, again depending on the credit ratings announced by S&P and Moody’s. Base rate is defined as the higher of the rate announced by Morgan Stanley Senior Funding and the overnight rate charged by the Federal Reserve Bank of New York plus 0.5%. Headwaters’ current rate is LIBOR plus 2.0%. Headwaters can lock in new LIBOR rates for the first lien term loan for one, two, three or six months. The weighted-average interest rate on the first lien term loan was approximately 4.6% at March 31, 2008. Interest on the first lien term loan is generally payable on a quarterly basis.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

Borrowings under the revolving credit arrangement are generally subject to the terms of the first lien term loan agreement and bear interest at either LIBOR plus 1.75% to 2.5% (depending on Headwaters’ “total leverage ratio,” as defined), or the Base Rate plus 0.75% to 1.5%. Borrowings and reborrowings of any available portion of the $60.0 million revolver can be made at any time through September 2009, when all loans must be repaid and the revolving credit arrangement terminates. The fees for the unused portion of the revolving credit arrangement range from 0.5% to 0.75% (depending on Headwaters’ “total leverage ratio,” as defined). As of March 31, 2008, Headwaters had $15.0 million of borrowings outstanding under the revolving credit arrangement, which amount was increased to $25.0 million subsequent to March 31, 2008, all of which has been classified as current because of the intent to repay the borrowings within 12 months. The credit agreement also allows for the issuance of letters of credit, provided there is capacity under the revolving credit arrangement. As of March 31, 2008, stand-by letters of credit totaling approximately $9.4 million were outstanding, with expiration dates ranging from June 2008 to September 2009.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

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

Interest – During the three months ended March 31, 2007 and 2008, Headwaters incurred total interest costs of approximately $9.9 million and $6.6 million, respectively, including approximately $2.6 million and $0.7 million, respectively, of non-cash interest expense and approximately $0.2 million in both periods of interest costs that were capitalized. During the six months ended March 31, 2007 and 2008, Headwaters incurred total interest costs of approximately $19.3 million and $13.4 million, respectively, including approximately $3.3 million and $1.3 million, respectively, of non-cash interest expense and approximately $0.5 million and $0.4 million, respectively, of interest costs that were capitalized.

Interest income was approximately $0.6 million and $0.2 million during the three months ended March 31, 2007 and 2008, respectively, and $1.5 million and $0.9 million during the six months ended March 31, 2007 and 2008, respectively. The weighted-average interest rate on the face amount of outstanding long-term debt, disregarding amortization of debt issue costs, was approximately 4.5% at September 30, 2007 and 3.5% at March 31, 2008.

7.	Income Taxes

Headwaters’ estimated effective income tax rate for the fiscal year ending September 30, 2008, exclusive of discrete items, is 29.0%, which rate was applied to income before income taxes for the six months ended March 31, 2008. Headwaters also recognized $3.0 million of net income tax expense in the six months ended March 31, 2008 for discrete items that did not affect the calculation of the estimated effective income tax rate for the 2008 fiscal year. The discrete items consisted primarily of Section 45K-related changes in estimates pertaining to the nine-month period ended September 30, 2007, which in turn resulted from the phase-out of Section 45K tax credits for calendar 2007 being different than previously estimated. In the six months ended March 31, 2007, Headwaters recognized a net $1.2 million income tax benefit for discrete items that did not affect the calculation of the estimated effective income tax rate for the 2007 fiscal year. After consideration of the effect of the discrete items, income tax expense totaled approximately 86.4% of income before income taxes for the six months ended March 31, 2008, compared to 20.8% for the six months ended March 31, 2007. The income tax rates for the three months ended March 31, 2007 and 2008 were 17.0% and 18.5%, respectively.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

The estimated effective tax rate for fiscal 2008, exclusive of the discrete items, is lower than the statutory rate primarily due to Section 45 refined coal tax credits (which are different from the Section 45K tax credits discussed elsewhere) related to several coal cleaning facilities that Headwaters currently owns and operates as well as additional facilities that Headwaters expects to be operating later in fiscal 2008. Headwaters believes it is more likely than not the refined coal produced at many of these facilities qualifies for tax credits pursuant to Section 45 of the Internal Revenue Code, notwithstanding the uncertainties and risks associated with the tax credits, as more fully described in Note 9. Excluding the effect of all tax credits, Headwaters’ estimated effective tax rate for 2008 would have been approximately 39%.

The estimated effective tax rate for fiscal 2007 was lower than the statutory rate primarily due to Section 45K tax credits related to two coal-based solid alternative fuel facilities that Headwaters owned and operated, plus Headwaters’ 19% interest in an entity that owned and operated another alternative fuel facility (where Headwaters was not the primary beneficiary). The alternative fuel produced at these three facilities through December 2007 qualified for tax credits pursuant to Section 45K (formerly Section 29) of the Internal Revenue Code, subject to the uncertainties and other risks associated with the tax credits, all as more fully described in Note 9.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48). This interpretation prescribes a consistent financial reporting recognition threshold and measurement standard, as well as criteria for subsequently recognizing, derecognizing and measuring tax positions taken or expected to be taken in a tax return. FIN 48 also requires expanded disclosures with respect to the uncertainty in income taxes. Headwaters adopted FIN 48 effective as of October 1, 2007, the beginning of the 2008 fiscal year, with a cumulative adjustment to decrease retained earnings and increase income tax liabilities for unrecognized income tax benefits by $19.8 million, which included $2.9 million for interest and penalties. Certain reclassifications of deferred income taxes as of September 30, 2007 were also made to conform to the presentation requirements of FIN 48, but these were not material. Headwaters recognizes accrued interest and potential penalties related to all income tax liabilities, including unrecognized income tax benefits, in income tax expense. During the six months ended March 31, 2008, Headwaters recognized approximately $0.9 million of interest and penalties and as of March 31, 2008, there was approximately $7.6 million accrued for the payment of interest and penalties.

As of March 31, 2008, Headwaters had approximately $17.9 million of net unrecognized tax benefits, most of which are classified as a long-term liability. Prior to the adoption of FIN 48, most unrecognized income tax benefits were classified as a current liability. Approximately $25.7 million of gross unrecognized income tax benefits would affect the 2008 effective tax rate if released into income.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

8.	Earnings per Share

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per-share data)	2007	2008	2007	2008
Numerator:
Numerator for basic earnings per share – net Income (loss)	$27,204	$(9,204)	$44,195	$709
Interest expense related to convertible senior subordinated notes, net of taxes	1,122	—	2,254	—

Numerator for diluted earnings per share – net income (loss) plus interest expense related to convertible notes, net of taxes	$28,326	$(9,204)	$46,449	$709

Denominator:
Denominator for basic earnings per share – weighted-average shares outstanding	42,169	41,117	42,123	41,502
Effect of dilutive securities:
Shares issuable upon exercise of options and SARs	487	—	517	120
Shares issuable upon conversion of convertible notes	5,750	—	5,750	—

Total potential dilutive shares	6,237	—	6,267	120

Denominator for diluted earnings per share – weighted-average shares outstanding after assumed exercises and conversions	48,406	41,117	48,390	41,622

Basic earnings (loss) per share	$0.65	$(0.22)	$1.05	$0.02

Diluted earnings (loss) per share	$0.59	$(0.22)	$0.96	$0.02

Anti-dilutive securities not considered in diluted EPS calculation:
Stock options	1,086	2,297	957	2,143
SARs	3,133	1,187	3,135	1,159
Shares issuable upon conversion of convertible notes	—	5,750	—	5,750

9.	Commitments and Contingencies

Significant new commitments and ongoing contingencies as of March 31, 2008 not disclosed previously, are as follows.

Acquisitions – During fiscal 2006 and 2007, Headwaters acquired certain assets and assumed certain liabilities of several privately-held companies in the building products industry. Pursuant to contractual terms for some of the acquisitions, additional amounts may be payable in the future, based on the achievement of stipulated revenue or earnings targets for periods ending no later than March 2010.

For all acquisition transactions, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition dates. If any future earn-out consideration is paid for any acquisition, goodwill will be increased accordingly.

Property, Plant and Equipment – As of March 31, 2008, Headwaters was committed to spend approximately $54.3 million on capital projects that were in various stages of completion.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

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

Historically, costs paid to outside legal counsel for litigation have comprised a majority of Headwaters’ litigation-related costs. During the six months ended March 31, 2008, Headwaters incurred approximately $1.0 million of expense for legal matters, which consisted primarily of costs for outside legal counsel. Headwaters currently believes the range of potential loss for all unresolved matters, excluding costs for outside counsel, is from $1.1 million up to the amounts sought by claimants and has recorded a total liability as of March 31, 2008 of $1.1 million. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Headwaters’ outside counsel currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability to Headwaters. It is not possible to estimate what litigation-related costs will be in future periods.

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

Boynton. In October 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. (This technology is distinct from the technology developed by Headwaters.) This action is factually related to an earlier action brought by certain purported officers and directors of Adtech, Inc. That action was dismissed by the United States District Court for the Western District of Tennessee and the District Court’s order of dismissal was affirmed on appeal. In the current action, the allegations arise from the same facts, but the claims are asserted by certain purported stockholders of Adtech. In June 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee alleging, among other things, fraud, conspiracy, constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. The plaintiffs seek declaratory relief and compensatory damages in the approximate amount of $40.0 million and punitive damages. In February 2006, the District Court dismissed all claims against Headwaters. Also in February 2006, plaintiffs filed an appeal. In July 2007, the United States Court of Appeals for the Federal Circuit vacated the dismissal in favor of Headwaters as to the civil conspiracy and constructive trust claims and remanded the case to the District Court for further proceedings. Because the resolution of the litigation is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability.

Headwaters Building Products Matters. There are litigation and pending and threatened claims made against certain subsidiaries of Headwaters Construction Materials (HCM), a division within Headwaters’ building products segment, with respect to several types of exterior finish systems manufactured and sold by its subsidiaries for application by contractors on residential and commercial buildings. Typically, litigation and these claims are defended by such subsidiaries’ insurance carriers. The plaintiffs or claimants in these matters have alleged that the structures have suffered damage from latent or progressive water penetration due to some alleged failure of the building product or wall system. Some claims involve alleged defects associated with components of an Exterior Insulating and Finish System (EIFS) which was produced for a limited time (through 1997) by the HCM subsidiaries. There is a 10-year projected claim period following discontinuation of the product. Other claims involve alleged liabilities associated with certain stucco and architectural stone veneer products which are produced and sold by certain subsidiaries of HCM.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

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

Section 45K Matters – A material amount of Headwaters’ consolidated revenue and net income has historically been derived from license fees and sales of chemical reagents, both of which were dependent on the ability of licensees and other customers to manufacture and sell qualified synthetic fuel that generated tax credits under Section 45K (formerly Section 29) of the Internal Revenue Code. Headwaters has also claimed Section 45K tax credits for synthetic fuel sales from facilities in which it owned an interest (see Note 7). The following issues exist related to Section 45K tax credits.

Termination of Section 45K. By law, Section 45K tax credits for synthetic fuel produced from coal have expired for synthetic fuel sold after December 31, 2007. With the expiration of Section 45K at the end of calendar 2007, Headwaters licensees’ synthetic fuel facilities and the facilities owned by Headwaters have closed because production of synthetic fuel is not profitable absent the tax credits. The closure of these synfuel facilities has had and will continue to have a material adverse effect on the current and future revenue, net income and cash flow of Headwaters.

Phase-Out. Section 45K tax credits were subject to phase-out after the average annual U.S. wellhead oil price (reference price) reached a beginning phase-out threshold price, and would have been eliminated entirely if the reference price reached the full phase-out price. Recently, the calendar 2007 reference price and phase-out range was announced and accordingly, Headwaters adjusted the previously recognized revenue and tax credits as required to reflect the finalized phase-out. The adjustments recorded in the quarter ended March 31, 2008 resulted in an increase of approximately $5.2 million to the license fee revenue that was previously recognized through December 31, 2007. The existence and unpredictability of phase-out has materially adversely affected both the amount and timing of recognition of Headwaters’ revenue, net income and cash flow beginning in fiscal 2006 and continuing through March 31, 2008. At the current time, Headwaters does not believe there are any material residual contingencies related to phase-out.

IRS Audits. Licensees are subject to audit by the IRS. The IRS may challenge whether Headwaters’ licensees have satisfied the requirements of Section 45K or applicable Private Letter Rulings, including placed-in-service requirements, or may attempt to disallow Section 45K tax credits for some other reason. The IRS has initiated audits of certain licensee-taxpayers who claimed Section 45K tax credits and will continue the audit process in the future. To the extent not already paid to Headwaters, the inability of a licensee to claim Section 45K tax credits could reduce amounts to be received by Headwaters from licensees for license fee revenue recognized prior to March 31, 2008. In addition, the IRS is currently auditing Headwaters’ tax credits claimed for synthetic fuel sold from the facilities in which it owns an interest. The tax credits which are under audit that Headwaters believes are more likely than not to be sustained, and are therefore not included in unrecognized income tax benefits in the balance sheet, total approximately $30.0 million.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

Section 45 Matters – As explained in Note 7, Headwaters’ estimated effective tax rate for fiscal 2008 is lower than the statutory rate due to refined coal tax credits related to several facilities that Headwaters currently owns and operates as well as additional facilities that Headwaters expects to be operating later in fiscal 2008. Headwaters believes the refined coal produced or to be produced at many of these facilities and sold to qualified buyers will qualify for tax credits under Section 45 (which is different from the Section 45K tax credit discussed in preceding paragraphs) of the Internal Revenue Code. To date, the IRS has issued limited public guidance about how this tax credit program will be administered and the restrictions on the availability of such credits. Based on the language of Section 45, Headwaters believes that many of its coal cleaning facilities will be eligible for Section 45 refined coal tax credits, and as a result, has recognized a benefit for such credits in its 2008 tax provision. The ability to claim tax credits is dependent upon a number of conditions, including, but not limited to:

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-Q. Our fiscal year ends on September 30 and unless otherwise noted, references to 2007 refer to our fiscal quarter and/or six-month period ended March 31, 2007 and references to 2008 refer to our fiscal quarter and/or six-month period ended March 31, 2008. Other references to years refer to our fiscal year rather than a calendar year.

Overview

Consolidation and Segments. The consolidated financial statements include the accounts of Headwaters, all of our subsidiaries, and other entities in which we have a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. We made one acquisition in 2007. This entity’s results of operations for the period from the acquisition date through March 31, 2008 have been consolidated with our results; its operations up to the date of acquisition have not been included in the consolidated results for any period.

We currently operate in three industries: building products, coal combustion products (CCPs) and energy. In the building products segment, we design, manufacture, and sell architectural stone and resin-based exterior siding accessories (such as shutters, mounting blocks, and vents) and other products. Revenues consist of product sales to wholesale and retail distributors, contractors and other users of building products. We are a nationwide leader in the management and marketing of CCPs. Revenues in the CCP segment consist primarily of fly ash, used as a substitute for portland cement, and other product sales. In the energy segment, we are focused on reducing waste and increasing the value of energy-related feedstocks, primarily in the areas of low-value coal and oil. Revenues for the energy segment through December 31, 2007 consisted primarily of sales of chemical reagents and license fees related to our Section 45K business. Beginning January 1, 2008, revenues for this segment have consisted largely of coal sales.

Operations and Strategy. During the past several years, we have executed our two-fold plan of maximizing cash flow from our existing operating business units and diversifying from significant reliance on the legacy energy segment Section 45K (formerly Section 29) business. With the addition and expansion of our CCP management and marketing business through acquisitions in 2002 and in 2004, and the growth of our building products business through several acquisitions in fiscal 2004, 2006 and 2007, we have achieved revenue growth and diversification in three business segments. Because we also incurred increased indebtedness to make strategic acquisitions, one of our ongoing financial objectives has been to focus on increasing cash flows to reduce debt levels. In fiscal 2008, however, our primary use of cash is currently expected to consist of capital expenditures.

A material amount of our consolidated revenue and net income through December 31, 2007 was derived from license fees and sales of chemical reagents, both of which were dependent on the ability of licensees and other customers to manufacture and sell qualified synthetic fuel that generated tax credits under Section 45K of the Internal Revenue Code. We have also claimed Section 45K tax credits for synthetic fuel sales from facilities in which we owned an interest. The following issues exist related to Section 45K tax credits.

By law, Section 45K tax credits for synthetic fuel produced from coal have expired for synthetic fuel sold after December 31, 2007. With the expiration of Section 45K at the end of calendar 2007, our licensees’ synthetic fuel facilities and the facilities we owned have closed because production of synthetic fuel is not profitable absent the tax credits. The closure of these synfuel facilities has had and will continue to have a material adverse effect on our current and future revenue, net income and cash flow.

Section 45K tax credits were subject to phase-out after the average annual U.S. wellhead oil price (reference price) reached a beginning phase-out threshold price, and would have been eliminated entirely if the reference price reached the full phase-out price. Recently, the calendar 2007 reference price and phase-out range was announced and accordingly, we adjusted the previously recognized revenue and tax credits as required to reflect the finalized phase-out. The adjustments recorded in the quarter ended March 31, 2008 resulted in an increase of approximately $5.2 million to the license fee revenue that was previously recognized through December 31, 2007. The existence and unpredictability of phase-out has materially adversely affected both the amount and timing of recognition of our revenue, net income and cash flow beginning in fiscal 2006 and continuing through March 31, 2008. At the current time, we do not believe there are any material residual contingencies related to phase-out.

We own and operate several new and recently-renovated coal cleaning facilities that remove rock, dirt, and other impurities from waste coal, resulting in higher-value, marketable coal. In addition, we are currently constructing several additional coal cleaning facilities, which construction is currently expected to be our largest single investment of cash during fiscal 2008. The coal cleaning facilities are being financed with available cash and with lease financing. During the quarter ended March 31, 2008, coal sales were $6.2 million, compared to $1.4 million in the quarter ended December 31, 2007. We currently expect future energy segment revenue to primarily consist of coal sales.

Our CCPs business strategy is to continue to negotiate long-term contracts so that we can invest in transportation and storage infrastructure for the marketing and sale of CCPs. We are also continuing our efforts to expand usage of high-value CCPs and to develop more uses for lower-value CCPs, such as blending. Our building products business has been significantly affected by the substantial downturn in residential construction and our current strategy is to reduce operating costs as much as possible and be positively positioned to take advantage of an industry turnaround at some point in the future. Our CCPs and building products businesses are affected by seasonality, with the highest revenue and profitability produced in the June and September quarters. In fiscal 2008, substantially all of our operating income is expected to be generated in these two quarters.

Our on-going acquisition strategy targets businesses that are leading companies in their respective industries and that enjoy healthy operating margins, thus providing additional cash flow that complements the financial performance of our existing businesses. In 2006, we began to acquire small companies with innovative products that can be marketed using our existing distribution channels. We are also committed to continuing to invest in research and development activities that are focused on energy-related technologies and nanotechnology. We participate in joint ventures that operate an ethanol plant located in North Dakota and a hydrogen peroxide plant in South Korea. We are also investing in other energy projects such as the refining of heavy crude oils into lighter transportation fuels.

In 2005 and 2006, we focused on the integration of our large 2004 acquisitions, including the marketing of diverse kinds of building products through our national distribution network. We became highly leveraged as a result of those acquisitions, but have reduced our outstanding debt significantly since that time through cash generated from operations, from an underwritten public offering of common stock and from proceeds from settlement of litigation. We continue to focus on the early repayment of long-term debt, subject to availability of cash.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The information set forth below compares our operating results for the quarter ended March 31, 2008 (2008) with operating results for the quarter ended March 31, 2007 (2007).

Summary. Our total revenue for 2008 was $172.0 million, down 37% from $274.1 million for 2007. Gross profit decreased 56%, from $94.4 million in 2007 to $41.3 million in 2008. Operating income (loss) decreased from $45.4 million to a loss of $(8.9) million. Net income (loss) decreased from $27.2 million, with diluted earnings per share of $0.59, to a loss of $(9.2) million, or $(0.22) per diluted share, in 2008.

Excluding our Section 45K business, total revenue for 2008 was $164.1 million, down 8% from $178.3 million for 2007. Gross profit excluding Section 45K was $33.9 million in 2008, down 22% from $43.3 million for 2007. Operating income (loss) changed from $(5.1) million to $(16.4) million in 2008. Net income (loss) was $(13.4) million and diluted earnings (loss) per share was $(0.33), compared to a net loss of $(8.3) million, or $(0.17) per diluted share, in 2007.

Revenue and Gross Margins. The major components of revenue, along with gross margins, are discussed in the sections below.

Building Products Segment. Sales of building products during 2008 were $93.6 million with a corresponding direct cost of $72.8 million. Sales of building products during 2007 were $115.5 million with a corresponding direct cost of $87.2 million. The decrease in sales of building products during 2008 is due primarily to the effects of the depressed residential housing and remodeling market which impacts sales across most of our product lines. We believe our niche strategy and our focus on productivity improvements tempered somewhat the impact of the severe slow down in new residential construction on our revenue. The gross margin percentage declined from 2007 to 2008 due primarily to fixed costs being absorbed by lower sales. Because a substantial amount of our revenues in this segment are dependent on the housing market, we anticipate continuing impact in fiscal 2008 and beyond from the current slowdown in the housing industry.

CCP Segment. CCP revenues for 2008 were $61.0 million with a corresponding direct cost of $47.7 million. CCP revenues for 2007 were $62.1 million with a corresponding direct cost of $46.8 million. The decrease in CCP revenues and gross margin percentage was due primarily to wet weather conditions in certain markets and a change in sales mix among regions and products.

Energy Segment. In 2007, our energy segment revenue consisted almost exclusively of chemical reagent sales, license fee revenue related to our solid alternative fuel technologies, and to a lesser extent, sales of synthetic fuel, all of which related to our Section 45K business. In 2008, our energy segment revenue consisted primarily of residual Section 45K revenue, recognized in 2008 due to finalization in 2008 of the calendar 2007 phase-out, along with $6.2 million of coal sales. Coal sales revenue in 2007 was less than $0.1 million. Future energy segment revenues are currently expected to consist primarily of coal sales.

Operating Expenses. The decrease in amortization expense of $0.4 million from 2007 to 2008 was due primarily to intangible assets that have been fully amortized. Research and development expense decreased by $1.5 million from 2007 to 2008 primarily because of decreased spending on our coal-to-liquids technologies. Selling, general and administrative expenses increased $3.2 million, or 8%, to $41.0 million for 2008 from $37.8 million for 2007. The increase in 2008 was due primarily to $3.8 million of restructuring costs related to plant consolidations and other cost improvement projects undertaken in our building products segment during 2008.

Other Income and Expense. During 2008, we reported net other expense of $2.4 million compared to net other expense of $12.7 million during 2007. The decrease in net other expense of $10.3 million was comprised of a decrease in net interest expense of approximately $2.9 million and a net change in other income/expense items of approximately $7.4 million.

Net interest expense decreased from $9.1 million in 2007 to $6.2 million in 2008, due to lower variable interest rates and lower average levels of long-term debt in 2008 as compared to 2007. We currently expect interest expense in fiscal 2008 to be less than the fiscal 2007 amount.

The change in other income/expense items of $7.4 million consisted primarily of $3.6 million of gain on the sale of property, plant and equipment in 2008 compared to a gain of $0.4 million in 2007, plus a $4.0 million decrease in costs related to our investment in the coal-based solid alternative fuel production facility described in Note 7 to the consolidated financial statements. The majority of the property, plant and equipment sold in 2008 represented non-strategic assets in our building products segment. A portion of the proceeds from this sale were used to acquire assets that have increased the capacity of our Texas-based concrete block business, enabling us to meet current and projected demand in this line of business.

Income Tax Provision. The recorded income tax rates for 2008 and 2007 were 19% and 17%, respectively, including discrete items of $1.2 million (expense) in 2008 and $2.2 million (benefit) in 2007. The discrete items consisted primarily of Section 45K-related changes in estimates pertaining to periods prior to the beginning of each respective fiscal year. The estimated effective tax rates, excluding discrete items, were 29% for fiscal 2008 and 23% for fiscal 2007, which rates were applied to fiscal year-to-date income before income taxes, prior to adjusting for discrete items.

The estimated effective tax rate for fiscal 2008, exclusive of discrete items, is lower than the statutory rate primarily due to Section 45 refined coal tax credits (which are different from the Section 45K tax credits discussed elsewhere) related to several coal cleaning facilities that we currently own and operate as well as additional facilities that we expect to be operating later in fiscal 2008. We believe it is more likely than not the refined coal produced at many of these facilities qualifies for tax credits pursuant to Section 45 of the Internal Revenue Code, notwithstanding the uncertainties and risks associated with the tax credits, as more fully described in Note 9 to the consolidated financial statements. Excluding the effect of all tax credits, our estimated effective tax rate for 2008 would have been approximately 39%.

The estimated effective tax rate for fiscal 2007 was lower than the statutory rate primarily due to Section 45K tax credits related to two coal-based solid alternative fuel facilities that we owned and operated, plus our 19% interest in an entity that owned and operated another alternative fuel facility (where we were not the primary beneficiary). The alternative fuel produced at these three facilities through December 2007 qualified for tax credits pursuant to Section 45K (formerly Section 29) of the Internal Revenue Code, subject to the uncertainties and other risks associated with the tax credits, all as more fully described in Note 9.

Future changes to our estimates of fiscal 2008 Section 45 refined coal tax credits could be material to our future 2008 income tax expense. Also, we are currently under audit by the IRS for fiscal years 2003 through 2006 and have open tax periods subject to examination by both federal and state taxing authorities for fiscal years 2003 through 2007. It is reasonably possible that the amount of unrecognized income tax benefits will significantly change within the next 12 months. These changes could be the result of the ongoing tax audits or the settlement of outstanding audit issues. However, due to the number of years under audit and the matters being examined, at the current time, an estimate of the range of reasonably possible outcomes cannot be made.

Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007

The information set forth below compares our operating results for the six months ended March 31, 2008 (2008) with operating results for the six months ended March 31, 2007 (2007).

Summary. Our total revenue for 2008 was $420.9 million, down 23% from $549.0 million for 2007. Gross profit decreased 40%, from $174.5 million in 2007 to $104.4 million in 2008. Operating income decreased from $79.3 million to $9.5 million. Net income decreased from $44.2 million, with diluted earnings per share of $0.96, to $0.7 million, or $0.02 per diluted share, in 2008.

Excluding our Section 45K business, total revenue for 2008 was $358.6 million, down 3% from $371.5 million for 2007. Gross profit excluding Section 45K was $85.0 million in 2008, down 10% from $94.4 million for 2007. Operating income (loss) changed from $0.3 million to a loss of $(9.9) million in 2008. Net income (loss) was $(9.9) million and diluted earnings (loss) per share was $(0.23), compared to a net loss of $(9.8) million, or $(0.20) per diluted share, in 2007.

Revenue and Gross Margins. The major components of revenue, along with gross margins, are discussed in the sections below.

Building Products Segment. Sales of building products during 2008 were $208.3 million with a corresponding direct cost of $154.7 million. Sales of building products during 2007 were $238.3 million with a corresponding direct cost of $177.7 million. The decrease in sales of building products during 2008 was due primarily to the effects of the depressed residential housing and remodeling market which impacted sales across most of our product lines. We believe our niche strategy and our focus on productivity improvements tempered somewhat the impact of the severe slow down in new residential construction on our revenue and mitigated the effect on our gross margins.

CCP Segment. CCP revenues for 2008 were $138.4 million with a corresponding direct cost of $103.6 million. CCP revenues for 2007 were $131.3 million with a corresponding direct cost of $96.2 million. The increase in CCP revenues was due primarily to upward pricing trends in several markets, despite some challenging weather conditions in certain areas. The gross margin percentage decreased from 2007 to 2008 primarily due to increased costs for material and higher transportation costs.

Energy Segment. In 2007, our energy segment revenue consisted almost exclusively of chemical reagent sales, license fee revenue related to our solid alternative fuel technologies, and to a lesser extent, sales of synthetic fuel, all of which related to our Section 45K business. In 2008, more than 84% of our energy segment revenue consisted of Section 45K revenue, the substantial majority of which was recognized in the quarter ended December 31, 2007, the expiration date of Section 45K tax credits. Coal sales revenue was $7.6 million in 2008, compared to less than $0.2 million in 2007.

Operating Expenses. The decrease in amortization expense of $0.7 million from 2007 to 2008 was due primarily to intangible assets that have been fully amortized. Research and development expense decreased by $1.2 million from 2007 to 2008 primarily because of decreased spending on our coal-to-liquids technologies. Selling, general and administrative expenses increased $1.6 million, or 2%, to $76.0 million for 2008 from $74.3 million for 2007. The increase in 2008 was due primarily to $3.8 million of restructuring costs related to plant consolidations and other cost improvement projects undertaken in our building products segment during 2008, partially offset by decreased costs in marketing and various other business unit expenses.

Other Income and Expense. During 2008, we reported net other expense of $4.3 million compared to net other expense of $23.5 million during 2007. The decrease in net other expense of $19.2 million was comprised of a decrease in net interest expense of approximately $5.3 million and a net change in other income/expense items of approximately $13.9 million.

Net interest expense decreased from $17.3 million in 2007 to $12.0 million in 2008, due to lower variable interest rates and lower average levels of long-term debt in 2008 as compared to 2007.

The change in other income/expense items of $13.9 million consisted primarily of $8.0 million of gain on the sale of property, plant and equipment in 2008 compared to a gain of $0.2 million in 2007, plus a $6.3 million decrease in costs related to our investment in the coal-based solid alternative fuel production facility described in Note 7 to the consolidated financial statements. The majority of the property, plant and equipment sold in 2008 represented non-strategic assets in our building products segment. A portion of the proceeds from this sale were used to acquire assets that have increased the capacity of our Texas-based concrete block business.

Income Tax Provision. The recorded income tax rates for 2008 and 2007 were 86% and 21%, respectively, including discrete items of $3.0 million (expense) in 2008 and $1.2 million (benefit) in 2007. The discrete items consisted primarily of Section 45K-related adjustments pertaining to periods prior to the beginning of each respective fiscal year. The estimated effective tax rates, excluding discrete items, were 29% for fiscal 2008 and 23% for fiscal 2007, which rates were applied to income before income taxes, prior to adjusting for discrete items.

Impact of Inflation and Related Matters

Our operations have been impacted by increased cement, polypropylene and poly-vinyl chloride costs in the building products segment and increased fuel costs that have affected transportation costs in most of our business units. The increased costs of polypropylene, poly-vinyl chloride and fuel have been caused in part by the increase in prices of petroleum-based materials and by supply and demand. The increased costs of cement appear to be caused by supply and demand and by transportation costs.

We have been successful in passing on some, but not all, of the increased material and transportation costs to customers. It is not possible to predict the future trend of material and transportation costs, nor our ability to pass on any future price increases to customers.

Liquidity and Capital Resources

Summary of Cash Flow Activities. Net cash provided by operating activities for the six months ended March 31, 2008 (2008) was $22.4 million compared to $41.6 million for the six months ended March 31, 2007 (2007). In both 2008 and 2007, the primary investing activities consisted of the purchase of property, plant and equipment and payments for acquisitions. In 2008, financing activities consisted primarily of an increase in long-term debt, primarily as a result of increased capital expenditures, and treasury stock purchases. In 2007, our primary financing activities consisted of the issuance of convertible debt and the repayment of senior debt with the proceeds. More details about our investing and financing activities are provided in the following paragraphs.

Investing Activities. Total expenditures for property, plant and equipment in 2008 were $56.9 million, an increase of $31.4 million over 2007. The largest share of capital expenditures in both periods was incurred by the building products segment; however, in 2008, a much higher proportion of total capital expenditures was incurred by the energy segment, as compared to 2007. A significant portion of our 2008 and planned future capital expenditures (which for fiscal 2008 are currently expected to exceed the fiscal 2007 year amount) represent expansion of operations, rather than maintenance of operating capacity, primarily due to growth initiatives in the energy segment, particularly the construction of coal cleaning facilities.

Capital expenditures are limited by our senior debt covenants to $100.0 million annually; however, the prior fiscal year unused amount of annual capital expenditures limit can be carried forward and used in the subsequent fiscal year. As of March 31, 2008, we had approximately $45.0 million of unused amounts of capital expenditures from the prior fiscal year and we were committed to spend approximately $54.3 million on capital projects that were in various stages of completion, primarily in the energy segment. In 2008, we realized $12.9 million of proceeds from the sale of property, plant and equipment, most of which represented non-strategic assets in our building products segment. A portion of the proceeds from this sale were used to acquire assets that increased the capacity of our Texas-based concrete block business, enabling us to meet current and projected demand in this line of business.

In 2007, we acquired 100% of the ownership interests of a privately-held company in the building products business. Total consideration paid at the date of acquisition of approximately $53.0 million consisted primarily of cash. An additional amount, $19.0 million, was paid in 2008, based on earnings of the acquired entity for the 12-month period ended September 30, 2007 that exceeded an agreed-upon threshold. Pursuant to contractual terms for some of the acquisitions made in prior years, additional amounts may be payable in the future, based on the achievement of stipulated revenue or earnings targets for periods ending no later than March 2010. If future earn-out consideration is paid in excess of amounts accrued for any acquisition, goodwill will be increased accordingly.

We are required to periodically test for goodwill impairment, at least annually, or sooner if evidence of possible impairment arises. We perform our annual impairment testing using a test date of June 30. If the residential housing and remodeling market continues to be depressed, there is risk that one or more of our reporting units may fail the SFAS No. 142 goodwill impairment test, requiring a write-down of goodwill. We expect to complete the goodwill impairment testing in the quarter ending September 30, 2008, with any necessary non-cash impairment charges recorded in that quarter.

We intend to continue to expand our business through growth of existing operations, commercialization of technologies currently being developed, and possible strategic acquisitions of products or entities that expand our current operating platform. Acquisitions have historically been an important part of our long-term business strategy. We routinely review potential acquisitions, including those in the areas of building products, CCP marketing, and coal and catalyst technologies. It is possible that some portion of future cash and cash equivalents and/or proceeds from the issuance of stock or debt could be used to fund acquisitions of complementary businesses in the chemical, CCP, energy, building products and related industries; however, because of cash flow considerations and current events affecting the debt and equity markets, we do not currently anticipate any significant acquisitions in fiscal 2008 or early 2009. Our senior secured credit agreement limits acquisitions in the aggregate to $50.0 million of cash consideration and $20.0 million of non-cash consideration annually, with no more than $30.0 million of cash consideration for any one acquisition, unless our “total leverage ratio,” as defined, is less than or equal to 3.50:1.0, after giving effect to an acquisition, in which case the foregoing limitations do not apply. The senior secured credit agreement also limits the amount we can invest in joint ventures and other less than 100%-owned entities.

We have invested in several joint ventures which are accounted for using the equity method of accounting, but do not currently have plans to significantly increase our investments in those entities.

Financing Activities. In 2008, we had net proceeds of $18.9 million from the issuance of long-term debt, most of which represented a $15.0 million draw-down of our senior revolving credit facility, which amount was increased to $25.0 million subsequent to March 31, 2008. With the exception of draw-downs of the senior revolving credit facility and minor amounts of other long-term debt, we have no long-term debt repayments that are due prior to 2011. In 2008, we made treasury stock purchases totaling $14.8 million, near the limit established by our senior secured credit agreement. Accordingly, we do not currently have plans for any future treasury stock purchases.

In 2007, financing activities consisted of the repayment of long-term debt and, as described in more detail in Note 6 to the consolidated financial statements, the issuance of $160.0 million of 2.50% convertible senior subordinated notes due February 2014. The net proceeds and additional cash on hand were used to repay senior debt and the remaining balance of outstanding notes payable to a bank. We may, in the future, make optional prepayments of senior debt depending on actual cash flows, our current and expected cash requirements and other applicable factors we deem to be significant.

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

Reference is made to Note 6 to the consolidated financial statements for detailed information about our outstanding long-term debt and compliance with debt covenants, as well as the available $60.0 million revolving credit arrangement. Subject to obtaining additional revolving loan commitments, we can increase the revolving credit limit to $100.0 million. The senior credit facility contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset sales and liens, annual capital expenditures in excess of $100.0 million annually, and the payment of dividends, among others. In addition, we must maintain certain leverage and fixed charge coverage ratios. We are in compliance with all debt covenants as of March 31, 2008.

In January 2007, we announced that we were planning an exchange offer for our 2.875% convertible senior subordinated notes due 2016, whereby new notes with similar, but not identical, terms, along with an exchange fee, would be issued upon tender of the existing notes. In April 2007, we announced that the commencement of an exchange offer had been indefinitely postponed. We continue to evaluate the merits and timing of an exchange offer.

In both 2007 and 2008, cash proceeds from the exercise of options and employee stock purchases were not material. Option exercise activity is primarily dependent on our stock price and is not predictable. To the extent non-qualified stock options are exercised, or there are disqualifying dispositions of shares obtained upon the exercise of incentive stock options, we receive an income tax deduction generally equal to the income recognized by the optionee. Such amounts were not material in either 2007 or 2008.

Working Capital. As of March 31, 2008, our working capital was $130.2 million. Notwithstanding the expiration of Section 45K tax credits as of December 31, 2007 and the resulting impact on cash flow, we currently expect operations to produce positive cash flow in future periods and believe working capital, along with available borrowings under the revolving credit arrangement, will be sufficient for operating needs for the next 12 months.

Income Taxes. Historically, our cash requirements for income taxes generally approximated the income tax provision; however, there is usually some lag in paying estimated taxes during a fiscal year due to the seasonality of our operations and because estimated income tax payments are typically based on annualizing the fiscal year’s income based on year-to-date results. There has also been some lag in realizing cash benefits from the utilization of tax credits due to the interaction of our September 30 fiscal year end and the different fiscal year ends of the entities through which we have received the tax credits. Since fiscal 2006 and continuing through March 31, 2008, there has been more variability in the relationship between the income tax provision and income tax payments because the tax provision calculation has been materially dependent upon the estimated phase-out percentage of Section 45K tax credits (see Notes 7 and 9 to the consolidated financial statements).

As discussed previously, cash payments for income taxes are reduced for tax deductions resulting from disqualifying dispositions of incentive stock options and from the exercise of non-qualified stock options, which amount was not material in 2007 or 2008. Option exercise activity is primarily dependent on our stock price which is not predictable, and likewise, it is not possible to estimate what tax benefits may be realized from future option exercises.

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

We are exposed to financial market risks, primarily related to changes in interest rates and certain foreign currencies. We do not use derivative financial instruments for speculative or trading purposes. We have entered into certain hedge transactions in the past, primarily to limit our variable interest rate exposure, but there are no such hedges outstanding as of March 31, 2008. The Blue Flint joint venture has hedges in place related to variable interest rates and commodities.

As described in more detail in Note 6 to the consolidated financial statements, our senior debt, which totaled $225.0 million as of March 31, 2008 and $235.0 million subsequent to March 31, 2008, bears interest at a variable-rate. Accordingly, assuming no change in the amount of senior debt outstanding, a change in the interest rate of 1% would change our interest expense by approximately $2.3 million during the 12 months ending March 31, 2009.

We have limited operations in foreign jurisdictions. However, one of our joint ventures with Evonik Industries AG owns a hydrogen peroxide business located in South Korea. This joint venture has over € 25.0 million of long-term debt and other obligations denominated in Euros. Because the debt and other obligations are payable in a currency different from the Korean Won, the joint venture’s functional currency, it must be translated into Korean Won at the end of each reporting period based on current exchange rates. As a result of this requirement, the joint venture is subject to foreign currency exchange rate movements. During the six months ended March 31, 2008 the joint venture recorded a foreign currency exchange loss of $4.7 million which was included in our results of operations. A change in the relationship between the Euro and Korean Won of 10% would result in a gain or loss of approximately $2.0 million for us.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of March 31, 2008, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2008 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See “Legal Matters” in Note 9 to the consolidated financial statements for a description of current legal proceedings.

ITEM 1A.	RISK FACTORS

Risks relating to our business and our common stock are described in Item 1A of our Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 26, 2008, we held our 2008 Annual Meeting of Stockholders for the following purposes:

1.	To elect three Class II directors to serve until the 2011 annual meeting, or until their successors are duly elected and qualified;

2.	To approve the increase in shares available under our 2000 Employee Stock Purchase Plan;

3.	To approve our Amended and Restated Short-Term Incentive Bonus Plan; and

4.	To ratify the selection by the Board of Directors of Ernst & Young LLP as our independent auditors for the fiscal year ending September 30, 2008.

A total of 33,986,992 shares were voted on proposals 1 and 4. A total of 19,632,236 shares were voted on proposals 2 and 3, for which there were 14,354,756 broker non-votes. All proposals were approved by the stockholders. The results of the voting were as follows:

1.	To elect Mr. Kirk A. Benson as a Class II director: for – 31,031,317 withheld authority – 2,955,675.

To elect Mr. E. J. “Jake” Garn as a Class II director: for – 32,444,972; withheld authority – 1,542,020.

To elect Mr. Raymond J. Weller as a Class II director: for – 30,797,451; withheld authority – 3,189,541.

2.	To approve the increase in shares available under our 2000 Employee Stock Purchase Plan: for – 17,031,030; against – 2,353,221; abstain – 247,985.

3.	To approve our Amended and Restated Short-Term Incentive Bonus Plan: for – 14,997,558; against – 4,343,456; abstain – 291,222.

4.	To ratify the selection of Ernst & Young LLP as independent auditors for the fiscal year ending September 30, 2008: for – 33,426,859; against – 245,098; abstain – 315,035.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herein:

12	Computation of ratio of earnings to combined fixed charges and preferred stock dividends	*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEADWATERS INCORPORATED

Date: May 6, 2008	By:	/s/ Kirk A. Benson
Kirk A. Benson, Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2008	By:	/s/ Steven G. Stewart
Steven G. Stewart, Chief Financial Officer (Principal Financial Officer)