Form 10-Q
period 2008-06-30
HEADWATERS INC
filed 2008-08-06
CIK 1003344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

The number of shares outstanding of the Registrant’s common stock as of July 31, 2008 was 41,993,136.

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

ITEM 1.	FINANCIAL STATEMENTS

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)	September 30, 2007	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$55,787	$33,536
Trade receivables, net	188,334	137,422
Inventories	53,201	61,651
Current and deferred income taxes	30,171	37,242
Other	20,903	24,421

Total current assets	348,396	294,272

Property, plant and equipment, net	225,700	282,639

Other assets:
Intangible assets, net	238,144	224,752
Goodwill	787,161	784,161
Other	56,488	50,306

Total other assets	1,081,793	1,059,219

Total assets	$1,655,889	$1,636,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,379	$33,151
Accrued personnel costs	37,539	33,004
Other accrued liabilities	108,084	53,369
Current portion of long-term debt	—	35,000

Total current liabilities	185,002	154,524

Long-term liabilities:
Long-term debt	542,500	542,500
Deferred income taxes	91,721	87,635
Unrecognized income tax benefits	—	20,928
Other	6,416	16,400

Total long-term liabilities	640,637	667,463

Total liabilities	825,639	821,987

Stockholders’ equity:
Common stock, $0.001 par value; authorized 100,000 shares; issued and outstanding: 42,365 shares at September 30, 2007 (including 138 shares held in treasury) and 41,993 shares at June 30, 2008 (including 590 shares held in treasury)	42	42
Capital in excess of par value	511,496	508,257
Retained earnings	319,920	314,480
Treasury stock and other	(1,208)	(8,636)

Total stockholders’ equity	830,250	814,143

Total liabilities and stockholders’ equity	$1,655,889	$1,636,130

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per-share data)	2007	2008	2007	2008
Revenue:
Building products	$155,576	$129,283	$393,878	$337,609
Coal combustion products	83,237	82,640	214,502	221,048
Energy	97,516	18,533	276,978	92,675

Total revenue	336,329	230,456	885,358	651,332
Cost of revenue:
Building products	103,327	93,960	281,065	248,639
Coal combustion products	58,394	58,117	154,636	161,676
Energy	56,037	14,087	156,632	72,334

Total cost of revenue	217,758	166,164	592,333	482,649

Gross profit	118,571	64,292	293,025	168,683
Operating expenses:
Amortization	5,730	5,469	17,388	16,412
Research and development	4,343	3,480	13,470	11,448
Selling, general and administrative	38,717	34,290	113,063	110,278

Total operating expenses	48,790	43,239	143,921	138,138

Operating income	69,781	21,053	149,104	30,545
Other income (expense):
Net interest expense	(6,664)	(5,556)	(24,001)	(17,607)
Other, net	(2,860)	(280)	(9,011)	7,498

Total other income (expense), net	(9,524)	(5,836)	(33,012)	(10,109)

Income before income taxes	60,257	15,217	116,092	20,436
Income tax provision	(13,860)	(1,520)	(25,500)	(6,030)

Net income	$46,397	$13,697	$90,592	$14,406

Basic earnings per share	$1.10	$0.33	$2.15	$0.35

Diluted earnings per share	$0.98	$0.31	$1.94	$0.35

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Nine Months Ended June 30, 2008

	Common stock		Capital in excess of par value	Retained earnings	Treasury stock, at cost		Total stockholders’ equity
(in thousands)	Shares	Amount				Other
Balances as of September 30, 2007	42,365	$42	$511,496	$319,920	$(1,223)	$15	$830,250
Purchase of 1,205 shares of treasury stock, at cost					(14,841)		(14,841)
Cancellation of 623 shares of treasury stock	(623)	—	(7,335)		7,335		—
130 shares of treasury stock transferred to employee stock purchase plan, at cost			133		1,153		1,286
Issuance of restricted stock, net of cancellations	214	—					—
Exercise of stock options	37	—	6				6
Stock-based compensation			3,957				3,957
Other comprehensive income (loss) – net of taxes – cash flow hedge and foreign currency translation adjustments						(1,075)	(1,075)
Cumulative effect of change in accounting for uncertain tax positions—adoption of FIN 48				(19,846)			(19,846)
Net income for the nine months ended June 30, 2008				14,406			14,406

Balances as of June 30, 2008	41,993	$42	$508,257	$314,480	$(7,576)	$(1,060)	$814,143

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
(in thousands)	2007	2008
Cash flows from operating activities:
Net income	$90,592	$14,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,990	50,791
Stock-based compensation expense	4,794	3,957
Interest expense related to amortization of debt issue costs	3,987	1,996
Net losses of unconsolidated joint ventures	1,167	6,199
Amortization of non-refundable license fees	(16,551)	(5,517)
Deferred income taxes	(9,578)	9,000
Net loss (gain) on disposition of property, plant and equipment	112	(7,750)
Decrease (increase) in trade receivables	(65,581)	50,912
Decrease (increase) in inventories	4,352	(6,994)
Increase (decrease) in accounts payable and accrued liabilities	19,130	(26,036)
Other changes in operating assets and liabilities, net	(10,583)	(37,212)

Net cash provided by operating activities	75,831	53,752

Cash flows from investing activities:
Purchase of property, plant and equipment	(37,744)	(86,052)
Proceeds from disposition of property, plant and equipment	400	13,135
Payments for acquisitions, net of cash acquired	(50,219)	(19,000)
Investments in joint ventures	(1,160)	(247)
Net increase in other assets	(162)	(5,290)

Net cash used in investing activities	(88,885)	(97,454)

Cash flows from financing activities:
Treasury stock purchases	—	(14,841)
Employee stock purchases	1,669	1,286
Proceeds from exercise of stock options	477	1
Income tax benefit from exercise of stock options	24	5
Net proceeds from issuance of long-term debt	154,424	35,000
Payments on long-term debt	(160,087)	—
Convertible note hedge and related warrants, net	(11,830)	—

Net cash provided by (used in) financing activities	(15,323)	21,451

Net decrease in cash and cash equivalents	(28,377)	(22,251)
Cash and cash equivalents, beginning of period	79,151	55,787

Cash and cash equivalents, end of period	$50,774	$33,536

Supplemental schedule of non-cash investing and financing activities:
Purchase of assets in exchange for future obligations	$—	$9,967
Cancellation of treasury stock	—	7,335
Increase (decrease) in accrued liabilities for acquisition-related commitments	2,639	(3,000)

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

1.	Nature of Operations and Basis of Presentation

Description of Business and Organization – Headwaters Incorporated (Headwaters) is incorporated in Delaware and is a diversified company providing products, technologies and services in three industries: building products, coal combustion products (CCPs) and energy. Headwaters uses technology to differentiate itself from competitors and to create value in its businesses.

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

Basis of Presentation – Headwaters’ fiscal year ends on September 30 and unless otherwise noted, references to 2007 refer to Headwaters’ fiscal quarter and/or nine-month period ended June 30, 2007 and references to 2008 refer to Headwaters’ fiscal quarter and/or nine-month period ended June 30, 2008. Other references to years refer to Headwaters’ fiscal year rather than a calendar year. The consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the seasonality of most of Headwaters’ operations and other factors, the consolidated results of operations for 2008 are not indicative of the results to be expected for the full fiscal 2008 year.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters’ Annual Report on Form 10-K for the year ended September 30, 2007 (Form 10-K) and in Headwaters’ Quarterly Reports on Form 10-Q for the quarters ended December 31, 2007 and March 31, 2008.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51.” These new standards will significantly change the accounting for and reporting of business combination transactions and minority interests in consolidated financial statements. Headwaters must adopt these standards simultaneously as of October 1, 2009, the beginning of its fiscal 2010 year, which adoption will have a material effect on the accounting for any business combination consummated thereafter or for any minority interest that exists at that time.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133.” This new standard requires enhanced disclosures about how and why an entity uses derivative instruments, how such instruments and related hedged items are accounted for under SFAS No. 133, and how those instruments and items affect an entity’s financial position, financial performance, and cash flows. Headwaters must adopt SFAS No. 161 no later than October 1, 2009. Headwaters has entered into certain hedge transactions in the past, primarily to limit variable interest rate exposure, but there are no such hedges outstanding as of June 30, 2008. Accordingly, the adoption of this standard could affect future disclosures related to any derivative instruments or related hedges that are entered into in future periods.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the FSP). The FSP specifies that issuers of convertible debt that can be settled in cash should separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized. The FSP therefore will require different accounting for Headwaters’ 2.50% Convertible Senior Subordinated Notes due 2014 issued in January 2007 (see Note 6) upon adoption of the FSP, which for Headwaters will be October 1, 2009. The provisions of the FSP must be applied retrospectively to all periods presented, or all periods subsequent to January 2007.

The adoption of the FSP will result in a redetermination of the carrying amount of Headwaters’ 2.50% Convertible Debt, calculated by measuring the fair value of a similar debt instrument that does not have the conversion feature, and recording an equity component for the difference between the original proceeds of the debt and the redetermined amount of debt. Any basis difference that arises from this accounting that represents a temporary difference will also require the recording of deferred taxes. The original debt issuance costs will be allocated pro-rata between debt and equity issuance costs and accounted for accordingly. Debt discount recorded as a result of the redetermination of the debt carrying value will be amortized using the interest method and will result in recognition of additional interest cost for all periods subsequent to January 2007. If material, a portion of the increased interest cost will be capitalized, as required by SFAS No. 34, “Capitalization of Interest Cost.” Headwaters has not yet determined the specific impact of adoption of the FSP on its historical or future financial position and results of operations beyond the foregoing statements.

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

Headwaters currently operates three business segments: building products, CCPs and energy. These segments are managed and evaluated separately by management due to differences in their markets, operations, products and services. Revenues for the building products segment consist of product sales to wholesale and retail distributors, contractors and other users of building products. CCP revenues consist primarily of product sales with a small amount of service revenue. Revenues for the energy segment through December 31, 2007 consisted primarily of sales of chemical reagents and license fees related to Headwaters’ former Section 45K business. Beginning January 1, 2008, and for the foreseeable future, revenues for this segment consist primarily of coal sales.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

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

	Three Months Ended June 30, 2007
(in thousands)	Building Products	CCPs	Energy	Corporate	Totals
Segment revenue	$155,576	$83,237	$97,516	$—	$336,329

Depreciation and amortization	$12,528	$3,192	$2,412	$108	$18,240

Operating income (loss)	$24,292	$17,961	$33,387	$(5,859)	$69,781

Net interest expense					(6,664)
Other income (expense), net					(2,860)
Income tax provision					(13,860)

Net income					$46,397

Capital expenditures	$6,419	$1,405	$4,360	$90	$12,274

	Three Months Ended June 30, 2008
(in thousands)	Building Products	CCPs	Energy	Corporate	Totals
Segment revenue	$129,283	$82,640	$18,533	$—	$230,456

Depreciation and amortization	$11,585	$3,114	$2,359	$100	$17,158

Operating income (loss)	$10,816	$17,341	$(2,747)	$(4,357)	$21,053

Net interest expense					(5,556)
Other income (expense), net					(280)
Income tax provision					(1,520)

Net income					$13,697

Capital expenditures	$9,283	$3,108	$22,001	$168	$34,560

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

	Nine Months Ended June 30, 2007
(in thousands)	Building Products	CCPs	Energy	Corporate	Totals
Segment revenue	$393,878	$214,502	$276,978	$—	$885,358

Depreciation and amortization	$37,086	$9,630	$6,947	$327	$53,990

Operating income (loss)	$33,023	$38,614	$96,136	$(18,669)	$149,104

Net interest expense					(24,001)
Other income (expense), net					(9,011)
Income tax provision					(25,500)

Net income					$90,592

Capital expenditures	$20,767	$4,718	$12,127	$132	$37,744

Segment Assets as of June 30, 2007	$1,170,268	$306,164	$166,587	$97,561	$1,740,580

	Nine Months Ended June 30, 2008
(in thousands)	Building Products	CCPs	Energy	Corporate	Totals
Segment revenue	$337,609	$221,048	$92,675	$—	$651,332

Depreciation and amortization	$34,741	$9,146	$6,619	$285	$50,791

Operating income (loss)	$11,417	$37,845	$(4,405)	$(14,312)	$30,545

Net interest expense					(17,607)
Other income (expense), net					7,498
Income tax provision					(6,030)

Net income					$14,406

Capital expenditures	$34,530	$3,997	$46,907	$618	$86,052

Segment Assets as of June 30, 2008	$1,072,324	$303,191	$173,062	$87,553	$1,636,130

3.	Stock-Based Compensation

Total stock-based compensation expense was approximately $1.4 million and $1.5 million for the three months ended June 30, 2007 and 2008, respectively, and $4.8 million and $4.0 million for the nine months ended June 30, 2007 and 2008, respectively. As of June 30, 2008, there is approximately $6.9 million of total compensation cost related to nonvested awards not yet recognized, which will be recognized in future periods subject to applicable vesting terms.

4.	Inventories

Inventories consisted of the following at:

(in thousands)	September 30, 2007	June 30, 2008
Raw materials	$14,192	$11,716
Finished goods	39,009	49,935

	$53,201	$61,651

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

5.	Intangible Assets and Goodwill

Intangible Assets – All of Headwaters’ identified intangible assets are being amortized. The following table summarizes the gross carrying amounts and the related accumulated amortization of intangible assets as of:

		September 30, 2007		June 30, 2008
(in thousands)	Estimated useful lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
CCP contracts	8 -20 years	$117,690	$31,718	$117,690	$36,767
Customer relationships	7 1/2-15 years	71,503	15,580	71,503	19,514
Trade names	5 - 20 years	68,412	10,614	68,412	13,324
Patents and patented technologies	6 - 19 years	53,469	18,152	54,635	22,038
Other	1 1/2-15 years	7,411	4,277	5,685	1,530

		$318,485	$80,341	$317,925	$93,173

Total amortization expense related to intangible assets was approximately $5.7 million and $5.5 million for the three months ended June 30, 2007 and 2008, respectively, and $17.4 million and $16.4 million for the nine months ended June 30, 2007 and 2008, respectively. Total estimated annual amortization expense for fiscal years 2008 through 2013 is shown in the following table.

Year ending September 30:	(in thousands)
2008	$21,948
2009	22,017
2010	21,389
2011	20,978
2012	19,211
2013	18,302

Goodwill – SFAS No. 142 requires Headwaters to periodically test for goodwill impairment, at least annually, or sooner if evidence of possible impairment arises. Headwaters performs its annual impairment testing using a test date of June 30. In previous years, Headwaters has had five reporting units with allocated goodwill, three of which were in the building products segment. There is one reporting unit with goodwill in each of the CCPs and energy segments. As a result of changes in the operations and management of the businesses in the building products segment, and in accordance with the requirements contained in SFAS No. 142, SFAS No. 131 and EITF Abstract Topic D-101, “Clarification of Reporting Unit guidance in Paragraph 30 of SFAS No. 142,” commencing with its 2008 fiscal year Headwaters has aggregated the three reporting units in the building products segment into one reporting unit for the purpose of goodwill impairment testing.

Due primarily to the depressed new housing and residential remodeling market, there is risk that Headwaters’ building products reporting unit may fail the SFAS No. 142 goodwill impairment test, requiring a write-down of goodwill. The goodwill impairment testing is expected to be completed in the quarter ending September 30, 2008, with any necessary non-cash impairment charges recorded in that quarter.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

6.	Long-term Debt

Long-term debt consisted of the following at:

(in thousands)	September 30, 2007	June 30, 2008
Senior secured debt	$210,000	$245,000
Convertible senior subordinated notes	332,500	332,500

	$542,500	$577,500
Less current portion	—	35,000

Total long-term debt	$542,500	$542,500

Senior Secured Credit Agreements – Headwaters’ senior secured credit facility currently consists of a first lien term loan in the amount of $210.0 million, plus $35.0 million outstanding under the revolving credit arrangement. The credit facility provides for up to $60.0 million of borrowings under the revolving credit arrangement. The first lien term loan is senior in priority to all other debt and is secured by all assets of Headwaters. The terms of the credit facility, as currently amended, are described in more detail in the following paragraphs. Headwaters is in compliance with all debt covenants as of June 30, 2008. However, given the decrease in building products revenues during the continued downturn in the new housing and residential remodeling market and the planned level of capital expenditures in coal cleaning facilities during calendar year 2008, there is a possibility of noncompliance with certain covenants in the September 30, 2008 quarter. Therefore, Headwaters is seeking an amendment to its senior secured credit agreement to provide additional flexibility for capital leases and sale-leaseback transactions and to temporarily modify certain of the leverage and fixed charge coverage ratios described in more detail below. The proposed amendment will require consents from a majority of the debt holders and Headwaters expects to pay a fee to the consenting lenders. In addition, Headwaters expects an amended senior credit facility will carry higher interest rates than the current facility stipulates.

The first lien term loan bears interest, at Headwaters’ option, at either i) the London Interbank Offered Rate (LIBOR) plus 2.0%, 2.25%, or 2.5%, depending on the credit ratings that have been most recently announced for the loans by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s); or ii) the “Base Rate” plus 1.0%, 1.25%, or 1.5%, again depending on the credit ratings announced by S&P and Moody’s. Base rate is defined as the higher of the rate announced by Morgan Stanley Senior Funding and the overnight rate charged by the Federal Reserve Bank of New York plus 0.5%. Headwaters’ current rate is LIBOR plus 2.0%. Headwaters can lock in new LIBOR rates for the first lien term loan for one, two, three or six months. The weighted-average interest rate on the first lien term loan was approximately 4.5% at June 30, 2008. Interest on the first lien term loan is generally payable on a quarterly basis.

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

Borrowings under the revolving credit arrangement are generally subject to the terms of the first lien term loan agreement and bear interest at either LIBOR plus 1.75% to 2.5% (depending on Headwaters’ “total leverage ratio,” as defined), or the Base Rate plus 0.75% to 1.5%. Borrowings and reborrowings of any available portion of the $60.0 million revolver can be made at any time through September 2009, when all loans must be repaid and the revolving credit arrangement terminates. The fees for the unused portion of the revolving credit arrangement range from 0.5% to 0.75% (depending on Headwaters’ “total leverage ratio,” as defined). As of June 30, 2008, Headwaters had $35.0 million of borrowings outstanding under the revolving credit arrangement, all of which has been classified as current because of the intent to repay the borrowings within 12 months. The credit agreement also allows for the issuance of letters of credit, provided there is capacity under the revolving credit arrangement. As of June 30, 2008, stand-by letters of credit totaling approximately $9.2 million were outstanding, with expiration dates ranging from July 2008 to September 2009.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

The credit facility contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset sales and liens, annual capital expenditures in excess of $100.0 million annually plus the unused amount from the prior fiscal year, and the payment of dividends, among others. In addition, Headwaters must maintain certain leverage and fixed charge coverage ratios, as those terms are defined in the agreements, as follows: i) a total leverage ratio of 3.75:1 or less, declining to 3.5:1 in 2010; ii) a maximum ratio of consolidated funded indebtedness minus subordinated indebtedness to EBITDA of 2.75:1, declining to 2.5:1 in 2010; and iii) a minimum ratio of EBITDA plus rent payments for the four preceding fiscal quarters to scheduled payments of principal and interest on all indebtedness for the next four fiscal quarters of 1.25:1.

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

2.50% Convertible Senior Subordinated Notes Due 2014 – In fiscal 2007, Headwaters issued $160.0 million of 2.50% convertible senior subordinated notes due February 2014, with interest payable semi-annually. These notes are subordinate to the senior secured debt and rank equally with the 2.875% convertible senior subordinated notes due 2016 described above, and any future senior subordinated debt. The conversion rate for the notes is 33.9236 shares per $1,000 principal amount ($29.48 conversion price), subject to adjustment. Upon conversion, Headwaters will pay cash up to the principal amount of the notes, and shares of common stock to the extent the price of Headwaters’ common stock exceeds the conversion price during a 20-trading-day observation period. The conversion rate is adjusted for certain corporate transactions referred to as “fundamental changes.” As described in more detail in Note 1, the accounting for these notes will change upon adoption of FSP No. APB 14-1 in October 2009.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

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

Interest – During the three months ended June 30, 2007 and 2008, Headwaters incurred total interest costs of approximately $7.4 million and $5.8 million, respectively, including approximately $0.7 million in both periods of non-cash interest expense and approximately $0.2 million in both periods of interest costs that were capitalized. During the nine months ended June 30, 2007 and 2008, Headwaters incurred total interest costs of approximately $26.7 million and $19.2 million, respectively, including approximately $4.0 million and $2.0 million, respectively, of non-cash interest expense and approximately $0.7 million and $0.5 million, respectively, of interest costs that were capitalized.

Interest income was approximately $0.5 million and $0.1 million during the three months ended June 30, 2007 and 2008, respectively, and $2.0 million and $1.0 million during the nine months ended June 30, 2007 and 2008, respectively. The weighted-average interest rate on the face amount of outstanding long-term debt, disregarding amortization of debt issue costs, was approximately 4.5% at September 30, 2007 and 3.4% at June 30, 2008.

7.	Income Taxes

Headwaters’ estimated effective income tax rate for the fiscal year ending September 30, 2008, exclusive of discrete items, is 29.0%, which rate was applied to income before income taxes for the nine months ended June 30, 2008. Headwaters also recognized $2.9 million of net income tax benefit in the three months ended June 30, 2008 for discrete items that did not affect the calculation of the estimated effective income tax rate for the 2008 fiscal year. The discrete items recognized in the June 2008 quarter consisted primarily of the reversal of estimated tax liabilities, penalties and interest recorded when Headwaters adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48) and substantially offset the $3.0 million of discrete items that were expensed in the six months ended March 31, 2008. Those discrete items primarily represented Section 45K-related changes in estimates pertaining to the nine-month period ended September 30, 2007, which in turn resulted from the phase-out of Section 45K tax credits for calendar 2007 being different than previously estimated.

In the nine months ended June 30, 2007, Headwaters recognized a net $1.2 million income tax benefit for discrete items that did not affect the calculation of the estimated effective income tax rate for the 2007 fiscal year. After consideration of the effect of the discrete items, income tax expense totaled approximately 29.5% of income before income taxes for the nine months ended June 30, 2008, compared to 22.0% for the nine months ended June 30, 2007. The resulting reported income tax rates for the three months ended June 30, 2007 and 2008 were 23.0% and 10.0%, respectively.

The estimated effective tax rate for fiscal 2008, exclusive of the discrete items, is lower than the statutory rate primarily due to Section 45 refined coal tax credits (which are different from the Section 45K tax credits discussed elsewhere) related to several coal cleaning facilities that Headwaters currently owns and operates as well as additional facilities that Headwaters expects to be operating later in fiscal 2008. Headwaters believes it is more likely than not the refined coal produced at many of these facilities qualifies for tax credits pursuant to Section 45 of the Internal Revenue Code, notwithstanding the uncertainties and risks associated with the tax credits, as more fully described in Note 9. Excluding the effect of all tax credits, Headwaters’ estimated effective tax rate for 2008 would be approximately 40%.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

The estimated effective tax rate for fiscal 2007 was lower than the statutory rate primarily due to Section 45K tax credits related to two coal-based solid alternative fuel facilities that Headwaters owned and operated, plus Headwaters’ 19% interest in an entity that owned and operated another alternative fuel facility. The alternative fuel produced at these three facilities through December 2007 qualified for tax credits pursuant to Section 45K (formerly Section 29) of the Internal Revenue Code, subject to the uncertainties and other risks associated with the tax credits, all as more fully described in Note 9.

The FASB issued FIN 48 in July 2006. This interpretation prescribes a consistent financial reporting recognition threshold and measurement standard, as well as criteria for subsequently recognizing, derecognizing and measuring tax positions taken or expected to be taken in a tax return. FIN 48 also requires expanded disclosures with respect to the uncertainty in income taxes. Headwaters adopted FIN 48 effective as of October 1, 2007, the beginning of the 2008 fiscal year, with a cumulative adjustment to decrease retained earnings and increase income tax liabilities for unrecognized income tax benefits by $19.8 million, which included $2.9 million for interest and penalties. Certain reclassifications of deferred income taxes as of September 30, 2007 were also made to conform to the presentation requirements of FIN 48, but these were not material. Headwaters recognizes accrued interest and potential penalties related to all income tax liabilities, including unrecognized income tax benefits, in income tax expense. During the nine months ended June 30, 2008, Headwaters recognized the reversal of approximately $0.2 million of interest and penalties and as of June 30, 2008, there was approximately $6.5 million accrued for the payment of interest and penalties.

As of June 30, 2008, Headwaters had approximately $16.9 million of net unrecognized tax benefits, most of which are classified as a long-term liability. Prior to the adoption of FIN 48, most unrecognized income tax benefits were classified as a current liability. The change in unrecognized tax benefits during the three months ended June 30, 2008 included approximately $1.6 million relating to a favorable settlement with the taxing authorities. Approximately $24.6 million of gross unrecognized income tax benefits would affect the 2008 effective tax rate if released into income.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

8.	Earnings per Share

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per-share data)	2007	2008	2007	2008
Numerator:
Numerator for basic earnings per share – net income	$46,397	$13,697	$90,592	$14,406
Interest expense related to convertible senior subordinated notes, net of taxes	1,132	1,044	3,386	—

Numerator for diluted earnings per share – net income plus interest expense related to convertible notes, net of taxes	$47,529	$14,741	$93,978	$14,406

Denominator:
Denominator for basic earnings per share – weighted-average shares outstanding	42,196	41,156	42,148	41,387
Effect of dilutive securities:
Shares issuable upon exercise of options and SARs and vesting of restricted stock	411	121	481	129
Shares issuable upon conversion of convertible notes	5,750	5,750	5,750	—

Total potential dilutive shares	6,161	5,871	6,231	129

Denominator for diluted earnings per share – weighted-average shares outstanding after assumed exercises, vesting and conversions	48,357	47,027	48,379	41,516

Basic earnings per share	$1.10	$0.33	$2.15	$0.35

Diluted earnings per share	$0.98	$0.31	$1.94	$0.35

Anti-dilutive securities not considered in diluted EPS calculation:
Stock options	1,156	1,998	1,023	2,095
SARs	3,365	1,312	3,212	1,210
Shares issuable upon conversion of convertible notes	—	—	—	5,750

9.	Commitments and Contingencies

Significant new commitments and ongoing contingencies as of June 30, 2008 not disclosed previously, are as follows.

Acquisitions – During fiscal 2006, Headwaters acquired certain assets and assumed certain liabilities of several privately-held companies in the building products industry. Pursuant to contractual terms for some of the acquisitions, additional amounts may be payable in the future, based on the achievement of stipulated revenue or earnings targets for periods ending no later than March 2010.

For all acquisition transactions, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition dates. If any future earn-out consideration is paid for any acquisition, goodwill will be increased accordingly.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

Property, Plant and Equipment – As of June 30, 2008, Headwaters was committed to spend approximately $45.6 million on capital projects that were in various stages of completion.

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

Historically, costs paid to outside legal counsel for litigation have comprised a majority of Headwaters’ litigation-related costs. During the nine months ended June 30, 2008, Headwaters incurred approximately $1.5 million of expense for legal matters, which consisted primarily of costs for outside legal counsel. Headwaters currently believes the range of potential loss for all unresolved matters, excluding costs for outside counsel, is from $1.0 million up to the amounts sought by claimants and has recorded a total liability as of June 30, 2008 of $1.0 million. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Headwaters’ outside counsel currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability to Headwaters. It is not possible to estimate what litigation-related costs will be in future periods.

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

Ecologica Carmelo. Headwaters Resources, Inc. (HRI), a subsidiary through which Headwaters conducts its CCP business, entered into a fly ash supply agreement with Ecologica Carmelo, Inc. (Carmelo) in February 2002 to supply fly ash to Carmelo for sale and use in the Caribbean basin region. The agreement guarantees first availability of fly ash to Carmelo from specific power generating plants and Carmelo agreed to purchase exclusively from HRI and to purchase a minimum tonnage of fly ash annually. In April 2008, HRI filed an arbitration demand with AAA Arbitration in Atlanta, Georgia, against Carmelo alleging that Carmelo breached the fly ash supply agreement by failing to purchase the minimum annual volume of fly ash it was obligated to purchase under that agreement and for violation of Carmelo’s obligation to exclusively purchase fly ash from HRI. HRI is seeking approximately $3.9 million for lost profits on minimum fly ash purchases, plus other direct, incidental, and consequential damages relating to Carmelo’s failure to purchase from HRI exclusively.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

In June 2008, Carmelo filed its response to HRI’s arbitration demand. Carmelo denied that it breached the fly ash supply agreement, alleged that it properly terminated the agreement, and filed a counterclaim against HRI. Carmelo has alleged that HRI failed to secure a cost-effective source of fly ash for Carmelo in violation of the fly ash supply agreement. Carmelo has asserted claims for breach of contract, breach of Puerto Rico Law No. 75, and breach of the covenant of good faith and fair dealing. Carmelo is seeking damages of at least $12.3 million which allegedly represents the lost value of its investment in a facility designed for the intake and storage of fly ash from HRI. Because the resolution of the arbitration action is uncertain, legal counsel cannot express an opinion concerning the likely outcome of this matter or the liability of HRI, if any.

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

Section 45K Matters – A material amount of Headwaters’ consolidated revenue and net income through December 31, 2007 was derived from license fees and sales of chemical reagents, both of which were dependent on the ability of licensees and other customers to manufacture and sell qualified synthetic fuel that generated tax credits under Section 45K (formerly Section 29) of the Internal Revenue Code. Headwaters has also claimed Section 45K tax credits for synthetic fuel sales from facilities in which it owned an interest (see Note 7). The following issues exist related to Section 45K tax credits.

Termination of Section 45K. By law, Section 45K tax credits for synthetic fuel produced from coal expired for synthetic fuel sold after December 31, 2007. With the expiration of Section 45K at the end of calendar 2007, Headwaters licensees’ synthetic fuel facilities and the facilities owned by Headwaters have closed because production of synthetic fuel is not profitable absent the tax credits. The closure of these synfuel facilities has had and will continue to have a material adverse effect on the current and future revenue, net income and cash flow of Headwaters, when compared to prior periods.

Phase-Out. Section 45K tax credits were subject to phase-out after the average annual U.S. wellhead oil price (reference price) reached a beginning phase-out threshold price, and would have been eliminated entirely if the reference price reached the full phase-out price. The calendar 2007 reference price and phase-out range were announced earlier in calendar 2008 and accordingly, in the March and June 2008 quarters Headwaters adjusted previously recognized revenue and tax credits as required to reflect the finalized phase-out. The adjustments resulted in an increase of approximately $5.6 million to the license fee revenue that was recognized through December 31, 2007. The existence and unpredictability of phase-out has materially adversely affected both the amount and timing of recognition of Headwaters’ revenue, net income and cash flow beginning in fiscal 2006 and continuing into 2008. At the current time, Headwaters does not believe there are any material residual contingencies related to phase-out.

IRS Audits. Licensees are subject to audit by the IRS. The IRS may challenge whether Headwaters’ licensees have satisfied the requirements of Section 45K or applicable Private Letter Rulings, including placed-in-service requirements, or may attempt to disallow Section 45K tax credits for some other reason. The IRS has initiated audits of certain licensee-taxpayers who claimed Section 45K tax credits and will continue the audit process in the future. To the extent not already paid to Headwaters, the inability of a licensee to claim Section 45K tax credits could reduce amounts to be received by Headwaters from licensees for license fee revenue recognized prior to June 30, 2008. In addition, the IRS is currently auditing Headwaters’ tax credits claimed for synthetic fuel sold from the facilities in which it owns an interest. The tax credits which are under audit that Headwaters believes are more likely than not to be sustained, and are therefore not included in unrecognized income tax benefits in the balance sheet, total approximately $30.0 million.

Section 45 Matters – As explained in Note 7, Headwaters’ estimated effective tax rate for fiscal 2008 is lower than the statutory rate due to refined coal tax credits related to several facilities that Headwaters currently owns and operates as well as additional facilities that Headwaters expects to be operating later in fiscal 2008. Headwaters believes the refined coal produced or to be produced at many of these facilities and sold to qualified buyers will qualify for tax credits under Section 45 (which is different from the Section 45K tax credit discussed in preceding paragraphs) of the Internal Revenue Code. To date, the IRS has issued limited guidance about how this tax credit program will be administered and the restrictions on the availability of such credits. Based on the language of Section 45, Headwaters believes that many of its coal cleaning facilities will be eligible for Section 45 refined coal tax credits, and as a result, has recognized a benefit for such credits in its 2008 tax provision. The ability to claim tax credits is dependent upon a number of conditions, including, but not limited to:

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-Q. Our fiscal year ends on September 30 and unless otherwise noted, references to 2007 refer to our fiscal quarter and/or nine-month period ended June 30, 2007 and references to 2008 refer to our fiscal quarter and/or nine-month period ended June 30, 2008. Other references to years refer to our fiscal year rather than a calendar year.

Overview

Consolidation and Segments. The consolidated financial statements include the accounts of Headwaters, all of our subsidiaries, and other entities in which we have a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. We made one acquisition in 2007. This entity’s results of operations for the period from the acquisition date through June 30, 2008 have been consolidated with our results; its operations up to the date of acquisition have not been included in the consolidated results for any period.

We currently operate in three industries: building products, coal combustion products (CCPs) and energy. In the building products segment, we design, manufacture, and sell architectural stone and resin-based exterior siding accessories (such as shutters, mounting blocks, and vents) and other products. Revenues consist of product sales to wholesale and retail distributors, contractors and other users of building products. We are a nationwide leader in the management and marketing of CCPs. Revenues in the CCP segment consist primarily of fly ash, used as a substitute for portland cement, and other product sales. In the energy segment, we are focused on reducing waste and increasing the value of energy-related feedstocks, primarily in the areas of low-value coal and oil. Revenues for the energy segment through December 31, 2007 consisted primarily of sales of chemical reagents and license fees related to our former Section 45K business. Beginning January 1, 2008, and for the foreseeable future, revenues for this segment consist primarily of coal sales.

Operations and Strategy. During the past several years, we have executed our two-fold plan of maximizing cash flow from our existing operating business units and diversifying from significant reliance on the legacy energy segment Section 45K (formerly Section 29) business. With the addition and expansion of our CCP management and marketing business through acquisitions beginning in 2002, and the growth of our building products business through several acquisitions beginning in fiscal 2004, we have achieved revenue growth and diversification in three business segments. Because we also incurred increased indebtedness to make strategic acquisitions, one of our historical financial objectives has been to focus on increasing cash flows to reduce debt levels. In fiscal 2008, our primary focus has been on growing our coal cleaning business and our current primary use of cash consists of capital expenditures, primarily in the energy segment.

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

By law, Section 45K tax credits for synthetic fuel produced from coal expired for synthetic fuel sold after December 31, 2007. With the expiration of Section 45K at the end of calendar 2007, our licensees’ synthetic fuel facilities and the facilities we owned have closed because production of synthetic fuel is not profitable absent the tax credits. The closure of these synfuel facilities has had and will continue to have a material adverse effect on our current and future revenue, net income and cash flow, when compared to prior periods.

Section 45K tax credits were subject to phase-out after the average annual U.S. wellhead oil price (reference price) reached a beginning phase-out threshold price, and would have been eliminated entirely if the reference price reached the full phase-out price. The calendar 2007 reference price and phase-out range were announced earlier in calendar 2008 and accordingly, in the March and June 2008 quarters we adjusted previously recognized revenue and tax credits as required to reflect the finalized phase-out. The adjustments resulted in an increase of approximately $5.6 million to the license fee revenue that was recognized through December 31, 2007. The existence and unpredictability of phase-out has materially adversely affected both the amount and timing of recognition of our revenue, net income and cash flow beginning in fiscal 2006 and continuing into 2008. At the current time, we do not believe there are any material residual contingencies related to phase-out.

We own and operate several new and recently-renovated coal cleaning facilities that remove rock, dirt, and other impurities from waste coal, resulting in higher-value, marketable coal. In addition, we are currently constructing several additional coal cleaning facilities, which construction is currently expected to be our largest single investment of cash during fiscal 2008 and fiscal 2009. The coal cleaning facilities are being financed primarily with available cash and with lease financing. During the quarter ended June 30, 2008, coal sales were $13.1 million, compared to $6.2 million in the March 2008 quarter and $1.4 million in the December 2007 quarter.

Our CCP segment business strategy is to continue to negotiate long-term contracts supported by investment in transportation and storage infrastructure for the marketing and sale of CCPs. We are also continuing our efforts to expand usage of high-value CCPs and to develop more uses for lower-value CCPs, such as blending. Our building products segment has been significantly affected by the substantial downturn in residential construction and our current strategy is to reduce operating costs as much as possible and be positively positioned to take advantage of an industry turnaround at some point in the future. Our CCPs and building products businesses are affected by seasonality, with the highest revenue and profitability produced in the June and September quarters. In fiscal 2008, we believe substantially all of our operating income will be generated in these two quarters.

Our acquisition strategy targets businesses that are leading companies in their respective industries and that enjoy healthy operating margins, thus providing additional cash flow that complements the financial performance of our existing businesses. In 2006, we began to acquire small companies in the building products segment with innovative products that can be marketed using our existing distribution channels. We are also committed to continuing to invest in research and development activities that are focused on energy-related technologies and nanotechnology. We participate in joint ventures that operate an ethanol plant located in North Dakota and a hydrogen peroxide plant in South Korea. We are also investing in other energy projects such as the refining of heavy crude oils into lighter transportation fuels.

In 2005 and subsequent years, we focused on the integration of our large 2004 acquisitions, including the marketing of diverse kinds of building products through our national distribution network. We became highly leveraged as a result of those acquisitions, but reduced our outstanding debt significantly since that time through cash generated from operations, from an underwritten public offering of common stock and from proceeds from settlement of litigation. During 2005 through 2007, we made several early repayments of our long-term debt. In 2008, we have not made any early repayments of long-term debt, primarily due to our investments of available cash in developing and growing our coal cleaning business in the energy segment. Significant cash needs for capital expenditures will continue into 2009, so we are focused on liquidity to enable us to continue implementing our growth plans. Accordingly, at least temporarily, our historical emphasis on the early repayment of long-term debt has diminished.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The information set forth below compares our operating results for the quarter ended June 30, 2008 (2008) with operating results for the quarter ended June 30, 2007 (2007).

Summary. Our total revenue for 2008 was $230.5 million, down 31% from $336.3 million for 2007. Gross profit decreased 46%, from $118.6 million in 2007 to $64.3 million in 2008. Operating income decreased from $69.8 million to $21.1 million, and net income decreased from $46.4 million, with diluted earnings per share of $0.98, to $13.7 million, or $0.31 per diluted share, in 2008.

Excluding our Section 45K business (for both 2007 and 2008) and results related to certain non-strategic assets in our building products segment which were sold in early fiscal 2008 (for 2007), total revenue for 2008 was $230.1 million, down less than 1% from $230.9 million for 2007. Gross profit excluding these businesses was $64.0 million in 2008, down 15% from $74.9 million in 2007. Operating income decreased from $27.5 million to $20.8 million in 2008. Net income was $13.5 million with diluted earnings per share of $0.31, compared to net income of $12.7 million, or $0.27 per diluted share, in 2007.

Revenue and Gross Margins. The major components of revenue, along with gross margins, are discussed in the sections below.

Building Products Segment. Sales of building products during 2008 were $129.3 million with a corresponding direct cost of $94.0 million. Sales of building products during 2007 were $155.6 million with a corresponding direct cost of $103.3 million ($145.5 million and $95.4 million, respectively, excluding results from the non-strategic assets sold in early fiscal 2008). The decrease in sales of building products during 2008 was due primarily to the effects of the depressed new housing and residential remodeling market which impacted sales across most of our product lines. The gross margin percentage declined from 2007 to 2008 due primarily to fixed costs being absorbed by lower sales. We believe our niche strategy and our focus on productivity improvements tempered somewhat the impact of the severe slowdown in new residential construction. Because a substantial amount of our revenues in this segment are dependent on the housing industry, we anticipate continuing impact in fiscal 2008 and beyond from the current industry slowdown.

CCP Segment. CCP revenues for 2008 were $82.6 million with a corresponding direct cost of $58.1 million. CCP revenues for 2007 were $83.2 million with a corresponding direct cost of $58.4 million. The performance of the CCP segment was affected by the economic slowdown and by variations in sales mix among regions and products.

Energy Segment. In 2007, our energy segment revenue consisted almost exclusively of chemical reagent sales, license fee revenue related to our solid alternative fuel technologies and sales of synthetic fuel, all of which related to our Section 45K business. In 2008, our energy segment revenue consisted primarily of $13.1 million of coal sales, other energy revenues of $5.0 million and $0.4 million of residual Section 45K revenue. Coal sales revenue in 2007 was less than $0.5 million. Future energy segment revenues are currently expected to consist primarily of coal sales.

Operating Expenses. The decrease in amortization expense of $0.2 million from 2007 to 2008 was due primarily to intangible assets that have been fully amortized. Research and development expense decreased by $0.9 million from 2007 to 2008 primarily because of decreased spending on our coal-to-liquids and hydrogen peroxide technologies. Selling, general and administrative expenses decreased $4.4 million, or 11%, to $34.3 million for 2008 from $38.7 million for 2007. The decrease in 2008 was due primarily to reduced incentive pay expenses and the initial results of our plant consolidations and other cost improvement projects undertaken in our building products segment earlier in fiscal 2008, partially offset by increased spending in our energy segment on coal cleaning growth initiatives.

Other Income and Expense. During 2008, we reported net other expense of $5.8 million compared to net other expense of $9.5 million during 2007. The decrease in net other expense of $3.7 million was comprised of a decrease in net interest expense of approximately $1.1 million and a net decrease in other expense items of approximately $2.6 million.

Net interest expense decreased from $6.7 million in 2007 to $5.6 million in 2008 due to lower variable interest rates and lower average levels of long-term debt in 2008 as compared to 2007. For the same reasons, we currently expect interest expense for the remainder of fiscal 2008 to be less than the corresponding fiscal 2007 amount.

The change in other expense items of $2.6 million consisted primarily of a reduction of $2.7 million in costs related to our investment in the coal-based solid alternative fuel production facility described in Note 7 to the consolidated financial statements. There were no costs related to this facility in 2008.

Income Tax Provision. The recorded income tax rates for 2008 and 2007 were 10% and 23%, respectively. There were no discrete items in 2007, but income tax expense in 2008 reflects discrete items totaling $2.9 million of benefit. The discrete items consisted primarily of the reversal of estimated tax liabilities, penalties and interest recorded when we adopted FIN 48. The estimated effective tax rates, excluding discrete items, were 29% for fiscal 2008 and 23% for fiscal 2007, which rates were applied to fiscal year-to-date income before income taxes, prior to adjusting for discrete items.

The estimated effective tax rate for fiscal 2008, exclusive of discrete items, is lower than the statutory rate primarily due to Section 45 refined coal tax credits (which are different from the Section 45K tax credits discussed elsewhere) related to several coal cleaning facilities that we currently own and operate as well as additional facilities that we expect to be operating later in fiscal 2008. We believe it is more likely than not the refined coal produced at many of these facilities qualifies for tax credits pursuant to Section 45 of the Internal Revenue Code, notwithstanding the uncertainties and risks associated with the tax credits, as more fully described in Note 9 to the consolidated financial statements. Excluding the effect of all tax credits, our estimated effective tax rate for 2008 would be approximately 40%.

The estimated effective tax rate for fiscal 2007 was lower than the statutory rate primarily due to Section 45K tax credits related to two coal-based solid alternative fuel facilities that we owned and operated, plus our 19% interest in an entity that owned and operated another alternative fuel facility. The alternative fuel produced at these three facilities through December 2007 qualified for tax credits pursuant to Section 45K (formerly Section 29) of the Internal Revenue Code, subject to the uncertainties and other risks associated with the tax credits, all as more fully described in Note 9.

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

Nine Months Ended June 30, 2008 Compared to Nine Months Ended June 30, 2007

The information set forth below compares our operating results for the nine months ended June 30, 2008 (2008) with operating results for the nine months ended June 30, 2007 (2007).

Summary. Our total revenue for 2008 was $651.3 million, down 26% from $885.4 million for 2007. Gross profit decreased 42%, from $293.0 million in 2007 to $168.7 million in 2008. Operating income decreased from $149.1 million to $30.5 million. Net income decreased from $90.6 million, with diluted earnings per share of $1.94, to $14.4 million, or $0.35 per diluted share, in 2008.

Excluding our Section 45K business (for both 2007 and 2008) and results related to certain non-strategic assets in our building products segment which were sold in early fiscal 2008 (for both 2007 and 2008), total revenue for 2008 was $579.0 million, down less than 1% from $584.5 million for 2007. Gross profit excluding these businesses was $146.7 million in 2008, down 12% from $166.0 million in 2007. Operating income decreased from $26.3 million to $9.4 million in 2008. Net income (loss) was $(2.9) million with diluted earnings (loss) per share of $(0.06), compared to net income of $1.9 million, or $0.05 per diluted share, in 2007.

Revenue and Gross Margins. The major components of revenue, along with gross margins, are discussed in the sections below.

Building Products Segment. Sales of building products during 2008 were $337.6 million with a corresponding direct cost of $248.6 million ($327.9 million and $241.3 million, respectively, excluding results from the non-strategic assets sold in early fiscal 2008). Sales of building products during 2007 were $393.9 million with a corresponding direct cost of $281.1 million ($366.0 million and $258.5 million, respectively, excluding results from the non-strategic assets sold in early fiscal 2008). The decrease in sales of building products during 2008 was due primarily to the effects of the depressed new housing and residential remodeling market which impacted sales across most of our product lines. The gross margin percentage declined from 2007 to 2008 due primarily to fixed costs being absorbed by lower sales. We believe our niche strategy and our focus on productivity improvements tempered somewhat the impact of the severe slowdown in new residential construction.

CCP Segment. CCP revenues for 2008 were $221.0 million with a corresponding direct cost of $161.7 million. CCP revenues for 2007 were $214.5 million with a corresponding direct cost of $154.6 million. The increase in CCP revenues was due primarily to upward pricing trends in several markets during the early part of fiscal 2008. The gross margin percentage decreased from 2007 to 2008 primarily due to increased costs for material and higher fuel and transportation costs.

Energy Segment. In 2007, our energy segment revenue consisted almost exclusively of chemical reagent sales, license fee revenue related to our solid alternative fuel technologies and sales of synthetic fuel, all of which related to our Section 45K business. In 2008, approximately 67% of our energy segment revenue consisted of Section 45K revenue, the substantial majority of which was recognized in the quarter ended December 31, 2007, when our Section 45K business terminated. Coal sales revenue was $20.8 million in 2008, compared to less than $0.7 million in 2007. Other energy revenues were $10.2 million in 2008.

Operating Expenses. The decrease in amortization expense of $1.0 million from 2007 to 2008 was due primarily to intangible assets that have been fully amortized. Research and development expense decreased by $2.0 million from 2007 to 2008 primarily because of decreased spending on our coal-to-liquids and hydrogen peroxide technologies. Selling, general and administrative expenses decreased $2.8 million, or 2%, to $110.3 million for 2008 from $113.1 million for 2007. The decrease in 2008 was due primarily to reduced incentive pay expenses, partially offset by increased spending in our energy segment on coal cleaning growth initiatives.

Other Income and Expense. During 2008, we reported net other expense of $10.1 million compared to net other expense of $33.0 million during 2007. The decrease in net other expense of $22.9 million was comprised of a decrease in net interest expense of approximately $6.4 million and a net change in other income/expense items of approximately $16.5 million.

Net interest expense decreased from $24.0 million in 2007 to $17.6 million in 2008 due to lower variable interest rates and lower average levels of long-term debt in 2008 as compared to 2007.

The change in other income/expense items of $16.5 million consisted primarily of a $9.0 million decrease in costs related to our investment in the coal-based solid alternative fuel production facility described in Note 7 to the consolidated financial statements, plus $7.8 million of gain on the sale of property, plant and equipment in 2008 compared to a gain of $0.4 million in 2007. The majority of the property, plant and equipment sold in 2008 represented non-strategic assets in our building products segment. A portion of the proceeds from this sale were used to acquire assets that have increased the capacity of our Texas-based concrete block business.

Income Tax Provision. The recorded income tax rates for 2008 and 2007 were 30% and 22%, respectively, including discrete items of $0.1 million (expense) in 2008 and $1.2 million (benefit) in 2007. The 2008 discrete items consisted primarily of Section 45K-related adjustments pertaining to periods prior to the beginning of the fiscal year, net of the reversal of estimated tax liabilities, penalties and interest recorded when we adopted FIN 48. The 2007 discrete items consisted primarily of Section 45K-related adjustments pertaining to periods prior to the beginning of the fiscal year. The estimated effective tax rates, excluding discrete items, were 29% for fiscal 2008 and 23% for fiscal 2007, which rates were applied to income before income taxes, prior to adjusting for discrete items.

Impact of Inflation and Related Matters

Our operations have been negatively impacted by increased raw materials costs for commodities such as cement, polypropylene and poly-vinyl chloride in the building products segment and by increased fuel costs that have affected all of our business units. The increased costs of polypropylene, poly-vinyl chloride and fuel have been caused in part by the increase in prices of petroleum-based materials and by supply and demand. The increased costs of cement appear to be caused by supply and demand and by higher fuel and transportation costs.

We have been successful in passing on some, but not all, of the increased material, fuel and transportation costs to customers. It is not possible to predict the future trends of these costs, nor our ability to pass on any future price increases to customers.

Liquidity and Capital Resources

Summary of Cash Flow Activities. Net cash provided by operating activities for the nine months ended June 30, 2008 (2008) was $53.8 million compared to $75.8 million for the nine months ended June 30, 2007 (2007). In both 2008 and 2007, the primary investing activities consisted of the purchase of property, plant and equipment and payments for acquisitions. In 2008, financing activities consisted primarily of an increase in long-term debt, primarily as a result of capital expenditures. In 2007, our primary financing activities consisted of the issuance of convertible debt and the repayment of senior debt with those proceeds. More details about our investing and financing activities are provided in the following paragraphs.

Investing Activities. Total expenditures for property, plant and equipment in 2008 were $86.1 million, an increase of $48.3 million over 2007. The largest share of capital expenditures in 2007 was incurred by the building products segment; however, in 2008, a majority of total capital expenditures was incurred by the energy segment, in particular for growing the coal cleaning business. Most of our 2008 and planned future capital expenditures represent expansion of operations, rather than maintenance of operating capacity, primarily due to growth initiatives in the energy segment, particularly the construction of coal cleaning facilities.

Capital expenditures are limited by our senior debt covenants to $100.0 million annually; however, the prior fiscal year unused amount of annual capital expenditures limit can be carried forward and used in the subsequent fiscal year. As of June 30, 2008, we had approximately $45.0 million of unused amounts of capital expenditures from the prior fiscal year and we were committed to spend approximately $45.6 million on capital projects that were in various stages of completion, primarily in the energy segment. In 2008, we realized $13.1 million of proceeds from the sale of property, plant and equipment, most of which represented non-strategic assets in our building products segment. A portion of the proceeds from this sale was used to acquire assets that increased the capacity of our Texas-based concrete block business, enabling us to meet current and projected demand in this line of business.

In 2007, we acquired 100% of the ownership interests of a privately-held company in the building products business. Total consideration paid at the date of acquisition of approximately $53.0 million consisted primarily of cash. An additional amount, $19.0 million, was paid in 2008, based on the earnings of the acquired entity for the 12-month period ended September 30, 2007 that exceeded an agreed-upon threshold. Pursuant to contractual terms for some of the acquisitions made in 2006, additional amounts may be payable in the future, based on the achievement of stipulated revenue or earnings targets for periods ending no later than March 2010. If future earn-out consideration is paid in excess of amounts accrued for any acquisition, goodwill will be increased accordingly.

We are required to periodically test for goodwill impairment, at least annually, or sooner if evidence of possible impairment arises. We perform our annual impairment testing using a test date of June 30. Due primarily to the depressed new housing and residential remodeling market, there is risk that our building products reporting unit may fail the SFAS No. 142 goodwill impairment test, requiring a write-down of goodwill. The goodwill impairment testing is expected to be completed in the quarter ending September 30, 2008, with any necessary non-cash impairment charges recorded in that quarter.

We intend to continue to expand our business through growth of existing operations, commercialization of technologies currently being developed, and possible strategic acquisitions of products or entities that expand our current operating platform. Acquisitions have historically been an important part of our long-term business strategy. We routinely review potential acquisitions, including those in the areas of building products, CCP marketing, and coal and catalyst technologies. It is possible that some portion of future cash and cash equivalents and/or proceeds from the issuance of stock or debt could be used to fund acquisitions of complementary businesses in the CCP, energy, building products and related industries; however, because of cash flow considerations and current events affecting the debt and equity markets, we do not currently anticipate any significant acquisitions in fiscal 2008 or early 2009. Our senior secured credit agreement limits acquisitions in the aggregate to $50.0 million of cash consideration and $20.0 million of non-cash consideration annually, with no more than $30.0 million of cash consideration for any one acquisition, unless our “total leverage ratio,” as defined, is less than or equal to 3.50:1.0, after giving effect to an acquisition, in which case the foregoing limitations do not apply. The senior secured credit agreement also limits the amount we can invest in joint ventures and other less than 100%-owned entities.

We have invested in several joint ventures which are accounted for using the equity method of accounting, but do not currently have plans to significantly increase our investments in those entities.

Financing Activities. In 2008, we had net proceeds of $35.0 million from the issuance of long-term debt, representing borrowings from our senior revolving credit facility. With the exception of borrowings of the revolving credit facility, we have no long-term debt repayments that are due prior to 2011. In 2008, we made treasury stock purchases totaling $14.8 million, near the limit established by our senior secured credit agreement.

In 2007, financing activities consisted of the repayment of long-term debt and, as described in more detail in Note 6 to the consolidated financial statements, the issuance of $160.0 million of 2.50% convertible senior subordinated notes due February 2014. The net proceeds from the issuance of the convertible notes and additional cash on hand were used to repay senior debt and the remaining balance of outstanding notes payable to a bank. We may, in the future, make optional prepayments of senior debt depending on actual cash flows, our current and expected cash requirements and other applicable factors we deem to be significant.

Due to covenants associated with our senior debt, we currently have restrictions on our ability to obtain significant additional amounts of long-term debt. However, we have historically experienced strong positive cash flow from operations which has enabled us to repay a substantial amount of our long-term debt prior to scheduled maturities. While we expect our positive cash flow to continue in the future, our positive cash flow from operations is expected to be lower in fiscal 2008 and subsequent years due to the termination of our Section 45K business, as described previously and in Note 9 to the consolidated financial statements. Also, while we have periodically accessed the debt and equity markets in prior years, affordable and available additional debt and equity will be more difficult for us to obtain in future periods than in the past, due to less favorable market conditions as well as changes in our business model.

Reference is made to Note 6 to the consolidated financial statements for detailed information about our outstanding long-term debt and compliance with debt covenants, as well as the available $60.0 million revolving credit arrangement, which terminates in September 2009. The senior credit facility contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset sales and liens, annual capital expenditures in excess of $100.0 million annually, and the payment of dividends, among others. In addition, we must maintain certain leverage and fixed charge coverage ratios. We are in compliance with all debt covenants as of June 30, 2008. However, given the decrease in building products revenues during the continued downturn in the new housing and residential remodeling market and the planned level of capital expenditures in coal cleaning facilities during calendar year 2008, there is a possibility of noncompliance with certain covenants in the September 30, 2008 quarter. Therefore, we are seeking an amendment to our senior secured credit agreement to provide additional flexibility for capital leases and sale-leaseback transactions and to temporarily modify certain of the leverage and fixed charge coverage ratios described in more detail in Note 6. The proposed amendment will require consents from a majority of the debt holders and we expect to pay a fee to the consenting lenders. In addition, we expect an amended senior credit facility will carry higher interest rates than the current facility stipulates. In late July, our credit rating agencies modified downward their ratings and / or outlook. We do not currently believe these changes will significantly affect our ability to obtain the desired amendments to the senior credit facility.

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

Working Capital. As of June 30, 2008, our working capital was $139.7 million. Notwithstanding the termination of our Section 45K business as of December 31, 2007 and the resulting impact on cash flow, we currently expect operations to produce positive cash flow in future periods and believe working capital, along with available borrowings under the revolving credit arrangement, will be sufficient for operating needs for the next 12 months.

Income Taxes. Historically, our cash requirements for income taxes generally approximated the income tax provision; however, there is usually some lag in paying estimated taxes during a fiscal year due to the seasonality of our operations and because estimated income tax payments are typically based on annualizing the fiscal year’s income based on year-to-date results. There has also been some lag in realizing cash benefits from the utilization of tax credits due to the interaction of our September 30 fiscal year end and the different fiscal year ends of the entities through which we have received the tax credits. Since fiscal 2006 and continuing through June 30, 2008, there has been more variability in the relationship between the income tax provision and income tax payments because the tax provision calculation has been materially dependent upon estimating the phase-out percentage of Section 45K tax credits (see Notes 7 and 9 to the consolidated financial statements).

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

Summary of Future Cash Requirements. Significant future cash uses, beyond operational working capital requirements, including income tax payments and interest payments on long-term debt, are currently expected to consist primarily of capital expenditures and the repayment of draw-downs of our senior revolving credit facility.

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

We are exposed to financial market risks, primarily related to changes in interest rates and certain foreign currencies. We do not use derivative financial instruments for speculative or trading purposes. We have entered into certain hedge transactions in the past, primarily to limit our variable interest rate exposure, but there are no such hedges outstanding as of June 30, 2008. The Blue Flint joint venture has derivatives in place related to variable interest rates and commodities.

As described in more detail in Note 6 to the consolidated financial statements, our senior debt, which totaled $245.0 million as of June 30, 2008, bears interest at a variable-rate. Accordingly, assuming no change in the amount of senior debt outstanding, a change in the interest rate of 1% would change our interest expense by approximately $2.5 million during the 12 months ending June 30, 2009.

We have limited operations in foreign jurisdictions. However, one of our joint ventures with Evonik Industries AG owns a hydrogen peroxide business located in South Korea. This joint venture has over € 25.0 million of long-term debt and other obligations denominated in Euros. Because the debt and other obligations are payable in a currency different from the Korean Won, the joint venture’s functional currency, it must be translated into Korean Won at the end of each reporting period based on current exchange rates. As a result of this requirement, the joint venture is subject to foreign currency exchange rate movements. During the nine months ended June 30, 2008 the joint venture recorded foreign currency exchange losses of which $5.7 million has been included in our results of operations. As of June 30, 2008, a change in the relationship between the Euro and Korean Won of 10% would result in a gain or loss of approximately $2.0 million for us.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of June 30, 2008, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2008 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HEADWATERS INCORPORATED

Date: August 5, 2008	By:	/s/ Kirk A. Benson
Kirk A. Benson, Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2008	By:	/s/ Steven G. Stewart
Steven G. Stewart, Chief Financial Officer (Principal Financial Officer)