Form 10-K
period 2008-09-30
HEADWATERS INC
filed 2008-11-21
CIK 1003344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008,

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2008 was $527,839,122, based upon the closing price on the New York Stock Exchange reported for such date. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

The number of shares outstanding of the registrant’s common stock as of October 31, 2008 was 42,264,457.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be issued in connection with registrant’s annual meeting of stockholders to be held in 2009 are incorporated by reference into Part III of this Report on Form 10-K.

Forward-looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Actual results may vary materially from such expectations. In some cases, words such as “may,” “should,” “intends,” “plans,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, or the negative of such terms, are intended to help identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking. For a discussion of the factors that could cause actual results to differ from expectations, please see the risk factors described in Item 1A hereof. There can be no assurance that our results of operations will not be adversely affected by such factors. Unless legally required, we undertake no obligation to revise or update any forward-looking statements for any reason. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

General Development of Business

Headwaters Incorporated (Headwaters) is a diversified company providing products, technologies and services in three industries: building products, coal combustion products (CCPs) and energy. Our vision is to improve sustainability by transforming underutilized resources into valuable products.

In the building products segment, we design, manufacture, and sell architectural stone and resin-based exterior siding accessories (such as window shutters) and other products. We believe that many of our branded products have a leading market position. Revenue from our building products businesses are diversified geographically and also by market, including the new construction, remodeling and home improvement, commercial, and institutional markets.

In the CCP segment, we are a nationwide leader in the management and marketing of CCPs, including fly ash used as a substitute for portland cement. We believe we are uniquely positioned to manufacture an array of building materials that use fly ash, such as block and architectural stone. Our CCP business is comprised of a nationwide storage and distribution network and revenue is diversified geographically and by market.

In the energy segment, we are focused on reducing waste and increasing the value of energy feedstocks, primarily in the areas of low-value coal and oil. In coal, we own and operate coal cleaning facilities that remove rock, dirt, and other impurities from waste or other low-value coal, resulting in higher-value, marketable coal. We also license technology that directly converts coal into liquid fuels such as gasoline and diesel as well as to produce chemicals and electricity. In oil, we believe that our heavy oil upgrading technology represents a substantial improvement over current refining technologies. Our heavy oil upgrading process uses a liquid catalyst precursor to generate a highly active molecular catalyst to convert residual oil feedstocks into higher-value distillates that can be refined into gasoline, diesel and other products. We have 51% ownership in an ethanol facility and 50% ownership in a hydrogen peroxide plant in South Korea.

Headwaters was incorporated in Delaware in 1995. Our stock trades under the New York Stock Exchange symbol “HW.”

As used herein, “Headwaters,” “combined company,” “we,” “our” and “us” refer to Headwaters Incorporated and its consolidated subsidiaries, including Headwaters Energy Services Corp. and its subsidiaries; Headwaters Resources, Inc. and its subsidiaries; Headwaters Construction Materials, Inc. and its subsidiaries (including Eldorado Stone LLC and Tapco International Corporation and their subsidiaries and affiliates); Headwaters Heavy Oil, LLC; and Headwaters Technology Innovation, LLC; unless the context otherwise requires. As used in this report, “HES” refers to Headwaters Energy Services Corp., together with its consolidated subsidiaries and affiliates; “HRI” refers to Headwaters Resources, Inc. and its consolidated subsidiaries; Headwaters Building Products or “HBP” refers to Headwaters Construction Materials, Inc., together with its consolidated subsidiaries and affiliates (including “Eldorado”, which refers to Eldorado Stone LLC and its subsidiaries and affiliates; and “Tapco,” which refers to Tapco International Corporation and its subsidiaries); and “HTI” refers to Headwaters Technology Innovation Group, Inc. unless the context otherwise requires.

Building Products

Headwaters Building Products (HBP) produces building products that minimize waste, conserve natural resources, and/or use less energy in manufacturing or application. We operate leading businesses in manufactured architectural stone products, siding accessories (such as window shutters, gable vents, mounting blocks, simulated wood shake siding and composite roofing) and professional tools used in exterior residential remodeling and construction. We plan to expand the business organically and through small strategic acquisitions. Our manufactured stone and building accessories products have a national presence in commercial, residential and remodeling markets. HBP is also a leading supplier of concrete blocks and specialty blocks in Texas. We believe our traditional building products and new product offerings position HBP for significant growth after the end of the current downturn in residential construction. We participate in two sectors within the siding industry, manufactured stone and specialty siding, both of which we believe have growth potential in periods when the residential construction market improves. The construction markets are seasonal and the majority of our building products sales are in the residential construction market, which tends to slow down in the winter months.

Principal Products and their Markets

Manufactured Stone. Under the Eldorado Stone®, StoneCraft, and Dutch Quality Stone brands, we offer a wide variety of high-quality, hand-made manufactured stone products to meet a variety of design needs. Our manufactured architectural stone siding incorporates several key features important to a successful siding product, including: high aesthetic quality, ease of installation, durability, low maintenance, reasonable cost and widespread availability. The Eldorado Stone product line has been designed and is manufactured to be one of the most realistic architectural stone products in the world. Our architectural stone siding is a lightweight, adhered siding product used by national, regional and local architectural firms, real estate developers, contractors, builders and homeowners. Our stone products are used in construction projects ranging from large-scale residential housing developments and commercial projects to do-it-yourself home improvement jobs. In addition to its use as a primary siding material, the Eldorado Stone product line is used in a variety of external and internal home applications such as walls, archways, fireplaces and landscaping. In 2006, we introduced an architectural brick veneer product. We believe that our focus on product quality, breadth and innovation, combined with a geographically diversified manufacturing platform, provides us with significant marketing advantages over traditional materials such as natural stone, brick or stucco.

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

Flexcrete. HBP, in conjunction with the CCP group, is commercializing a new commercial and residential building product called Flexcrete™. FlexCrete is an aerated concrete product with approximately 50% fly ash content. We expect FlexCrete will offer advantages for construction, including ease of use, physical strength, durability, energy efficiency, fire resistance and environmental sensitivity.

Manufacturing

Our architectural stone brands are currently manufactured through a network of seven plants strategically situated in proximity to customers. These locations allow for a high level of customer service, shorter lead times and lower freight costs. We also have a production contract with a facility in Tijuana, Mexico.

We conduct manufacturing, distribution and sales operations for resin-based accessories and ancillary products through eight facilities, which total approximately 959,000 square feet. Manufacturing assets include more than 100 injection molding presses, almost all of which are automated through robotics or conveyor systems which has reduced cycle times and helped reduce waste. Any nonconforming plastic parts are reused as raw material, further minimizing waste.

We operate five of the most modern concrete block and brick manufacturing facilities in the industry. Our block and brick operations are located to provide coverage of all the key metropolitan areas in Texas.

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

Sales and Marketing

We have a small direct sales force for architectural stone products. This sales force works closely with architects and contractors to provide information concerning the attributes and ease of installation of our manufactured product and to promote market acceptance over traditional building materials.

Our resin-based products’ sales and marketing organization supports the one-step, two-step distribution, and retail channels through various networks of sales support that include over 100 independent sales representatives and a group of business development managers, regional sales managers and sales executives.

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

Major Customers

We have a large customer base for our construction products. Because primarily all of the one- and two-step distributors have multiple locations and each individual location generally has autonomy to stock various products from different suppliers, the number of ship-to locations is a better measure of the breadth of sales than is the total number of customers. In the residential home improvement and building products market, we have approximately 4,000 non-retail ship-to locations and approximately 4,600 retail ship-to locations for our products. Sales are broadly diversified across customers and ship-to locations. For fiscal 2008, three large customers, totaling more than 3,000 locations, together represented approximately 29% of total sales of our resin-based accessory products. None of our other building products lines had a customer representing over 10% of the product sales.

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

Coal Combustion Products

Principal Products and their Markets

We sell coal combustion products (CCPs), such as fly ash and bottom ash, which are created when coal is burned. CCPs have traditionally been an environmental and economic burden for power generators but, when properly managed, can be valuable products. We supply CCPs as a replacement for portland cement in a variety of concrete infrastructure projects and building products. We believe we are currently the largest manager and marketer of CCPs in the United States and also manage and market CCPs in Canada. We have a number of long-term exclusive management contracts with coal-fueled electric generating utilities throughout the United States and provide CCP management services at more than 110 locations.

Utilities produce CCPs year-round, including in the winter when demand for electricity increases in many regions. In comparison, sales of CCPs and building products produced using CCPs are keyed to construction market demands that tend to follow national trends in construction with predictable increases during temperate seasons. CCPs must be stored, usually in terminals, during the off-peak sales periods as well as transported to where they are needed for use in construction. In part because of the cost of transportation, the market for CCPs used in construction is generally regional, although we ship products significant distances to states such as California and Florida that have limited coal-fueled electric utilities producing high quality CCPs. We enjoy advantages in both logistics and sales from our status as the largest manager and marketer of CCPs in the United States. We maintain 23 stand-alone CCP distribution terminals across North America, as well as approximately 100 plant-site supply facilities. We own or lease approximately 1,510 rail cars and more than 200 trucks, and also contract with other carriers so that we can meet our transportation needs for the marketing and disposal of CCPs. In addition, we have more than 40 area managers and technical sales representatives nationwide to manage CCP customer relations.

The benefits of CCP use in construction applications include improved product performance, cost savings and positive environmental impact. Fly ash improves both the chemical and physical performance of concrete, decreasing permeability and enhancing durability. When fly ash is used in concrete it also provides environmental benefits. In addition to conserving landfill space, fly ash usage conserves energy and reduces greenhouse gas emissions. According to the U.S. Environmental Protection Agency (EPA), one ton of fly ash used as a replacement for portland cement eliminates approximately one ton of carbon dioxide emissions associated with cement production. The value of utilizing fly ash in concrete has been recognized by numerous federal agencies, including the United States Department of Energy (DOE) and the EPA, which has issued comprehensive procurement guidelines directing federal agencies to utilize fly ash. The EPA has also created the Coal Combustion Products Partnership (C2P2) to promote national CCP utilization. Almost all states specify or recommend the use of fly ash in state and federal transportation projects.

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

Sources of Available Raw Materials

Coal is the largest indigenous fossil fuel resource in the United States. The DOE estimates that in 2007 annual coal production was in excess of 1.15 billion tons. About 93% of all coal consumed in the United States was for electrical power generation. The DOE further estimates that 2007 U.S. coal consumption for electrical power generation was slightly more than one billion tons. Coal serves as a primary resource for baseline electricity production in the United States and is used to produce approximately half of the electricity generated in the United States. The combustion of coal results in a high percentage of residual materials which serve as the “raw material” for the CCP industry. According to the American Coal Ash Association, in 2007, about 56 million tons of CCPs were beneficially used in the United States of the approximately 131 million tons generated. This provides for opportunities for continuing increases in CCP utilization. As long as a significant amount of electricity in this country is generated from coal-fueled generation, we believe that there will be significant supplies of CCP raw materials. However, as Clean Air Act rules are implemented, the efforts of coal-fueled electric power producers to comply with tighter emissions requirements may have an adverse effect on supplies of fly ash suitable for use as a substitute for portland cement (see “Regulation”).

Energy

In energy, we are focused on reducing waste and increasing the value of energy feedstocks, primarily in the areas of low-value coal, oil and liquid fuels such as ethanol. Headwaters Energy Services Corp. (HES) uses coal cleaning processes that upgrade low value or waste coal by separating ash from the carbon. The resultant coal product is lower in ash, including sulfur, mercury and other impurities, and higher in Btu value. Additionally, HES owns 51% of and operates a 50 million gallon per year corn-to-ethanol facility near Underwood, North Dakota and owns 50% of a 75,000 ton per year hydrogen peroxide facility in South Korea. We also develop and commercialize technologies to convert or upgrade fossil fuels into higher-value products, including direct coal liquefaction, the conversion of gas-to-liquid fuels, and heavy oil upgrading.

Principal Products and their Markets

Coal Cleaning. The primary HES business is the ownership and operation of coal cleaning facilities. We are currently operating eight coal cleaning facilities and three additional coal cleaning facilities are in various stages of development, and construction. These facilities will provide HES with an opportunity to reduce sulfur oxides (SOx), nitrogen oxides (NOx) and mercury emissions from coal, greatly increasing coal’s cleanliness and usability. The cleaned coal product is comparable in energy content and ash to run-of-mine coal products. We anticipate that the sale of the cleaned coal product will generate refined coal tax credits under Section 45 of the Internal Revenue Code (which are different from the Section 45K tax credits discussed below) in circumstances where the requirements of Section 45 can be met. Through 2008, sales of the cleaned coal product increased quarter over quarter and sales are expected to continue to increase in 2009 as facilities increase production or begin operation.

Sources of Available Raw Materials

The source of feedstock has been an important consideration in the development of our coal cleaning facilities. Facilities are generally located near waste coal impoundments or active coal mines. We have contracts that provide us access to an estimated 235 million tons of waste and low value coal material in various coal regions around the country. We are actively pursuing other waste coal sites where carbon product can be recovered and can benefit from HES’ processes.

Sales and Marketing

The cleaned coal is sold primarily to electric power plants, but can also be sold to other industrial users of coal, and in certain cases, as a metallurgical grade coal to coke producers. A number of our facilities are located adjacent to active coal mine operations. In these cases, we rely heavily upon the host coal company to assist us with the marketing and sales of our finished coal product in order to take advantage of their marketing experience, existing contracts, and knowledge of coal sales opportunities. In addition, HES has its own small group of regionally based coal marketing employees.

Ethanol. In 2006 we entered into a joint venture with Great River Energy (GRE) of Elk River, Minnesota to develop and construct a 50 million gallon-per-year ethanol production facility. The joint venture is named Blue Flint Ethanol, LLC and is owned 51% by HES and 49% by GRE (however both partners have equal voting rights and control over the joint venture). The Blue Flint production facility is located at the GRE Coal Creek pulverized coal electric power station near Underwood, North Dakota. Coal Creek station supplies steam, water and other services to Blue Flint. HES operates the facility. Blue Flint uses corn as the primary feedstock for the operation. Corn is purchased from growers and suppliers in the region, primarily in North Dakota and Iowa. Blue Flint employs the services of brokers and agents to help secure contracts for the delivery of corn and to sell the ethanol and distiller’s grain products. Blue Flint customers use ethanol as a blending feedstock for gasoline and distiller’s grain as feed for livestock.

New Business Opportunities

As part of our energy strategy, we are developing the following businesses and technologies:

Heavy Oil Upgrading Technology. HTI purchased the patents and know-how related to the HCAT™ Technology in 2008 from the Alberta Research Council. Prior to purchase, HTI held an exclusive, worldwide license to develop, market and sublicense this technology. HCAT is a unique heavy oil upgrading technology for the catalytic hydrocracking of heavy residual oils such as petroleum vacuum residue (so-called “bottom of the barrel”) and tar sand bitumen into lighter, more valuable petroleum materials. The proprietary HCAT process uses a highly active, molecular-scale catalyst to efficiently convert heavy oils, including the asphaltenic components, which are generally considered the most difficult to process. In early 2006, we announced the completion of the first commercial scale demonstration of the heavy oil upgrading technology at a large commercial refinery. Later in 2006, we completed tests of this technology at a second refinery. In early 2008 this refinery purchased the equipment and the material that were utilized in the test and has informed us that they anticipate performing another trial in 2009.

In 2007 we signed an agreement to sell the HCAT catalyst precursor material and license the associated process to a third petroleum refiner, subject to the successful completion of its own commercial trial. A trial at this refinery was started in February 2008 but was suspended after 8 days due to technical constraints. We expect this refinery to resume the trial during 2009. In 2009, we plan to continue working with the three refineries that have conducted trials and have the HCAT equipment in place. In addition, we intend to continue discussions with operators of several other heavy oil upgrading facilities (in the U.S. and overseas) to explore how the addition of this technology to their existing refineries could increase product yields and reduce downtime caused by equipment fouling with minimal modifications to the existing facilities.

Hydrogen Peroxide. In September 2004, we entered into a joint venture with Evonik Industries (formerly Degussa AG), located in Essen, Germany, to develop and commercialize a process for the direct synthesis of hydrogen peroxide, or H2O2. The venture aims to develop or invest in facilities to produce hydrogen peroxide for sale to manufacturers who will use H2O2 to produce chemical intermediates such as propylene oxide (PO). Subject to terms and conditions of the agreement, the joint venture is responsible for development of hydrogen peroxide production facilities. In October 2005, the joint venture announced the success of pilot plant operations. In October 2007, a demonstration plant in Germany was completed and began startup operations. Based on results of the initial demonstration runs, modifications to the demonstration plant will be made and are expected to be completed during 2009. This demonstration plant is intended to provide performance data relative to large scale operations, a prerequisite for engineering a commercial scale H2O2 project. EvonikHeadwaters plans to continue to develop technology related to direct synthesis of hydrogen peroxide at its German demonstration plant. The joint venture is developing plans and exploring markets to build additional hydrogen peroxide production facilities in other strategic locations to help meet the expected world-wide growth in demand for H2O2 as a chemical intermediate.

In September 2006, we and Evonik acquired a plant in Korea using a traditional process to produce and sell hydrogen peroxide to SKC Chemical for use in SKC’s manufacture of PO. The joint venture expanded the hydrogen peroxide facility to nearly double the original capacity which is now approximately 75,000 tons of annual production. The expansion was completed on budget and slightly ahead of schedule in early 2008. Delivery of hydrogen peroxide to SKC Chemical for the manufacture of propylene oxide commenced during 2008.

Coal Liquefaction. We have technology for producing liquid fuels from coal. The technology encompasses some of the same elements that the Shenhua Group, China’s largest coal company, licensed from us in 2004 for a direct coal liquefaction project in Majiata, China. We have entered into agreements with the government of the Philippines and with a private company in China, for feasibility and pilot plant studies related to site-specific applications of our coal-to-liquids technologies. HES completed a phase II feasibility study for Oil India during 2008 and plans to update the conceptual design, economic analysis, and product upgrading study during 2009. Additionally, HES completed a study for an affiliate of Reliance Industries and has worked with Reliance to obtain a grant from the United States Trade and Development Agency to conduct feedstock evaluation of their coal resources in India.

In 2007 HES announced a joint venture with Great River Energy (GRE) and The North American Coal Corporation (NAC) to investigate the potential for a coal-to-liquid plant located at the NAC Falkirk Coal Company near Underwood, North Dakota. The partners formed American Lignite Energy (ALE) to pursue this project. The pre-feasibility work has been completed and the parties are now evaluating potential alternatives. However, we believe that high capital costs necessitate government support for coal-to-liquids projects.

Section 45K Business

The HES legacy business of licensing technology and selling chemical reagents to produce solid alternative fuel from coal ended as of December 31, 2007, the date that tax credits could no longer be claimed under Section 45K of the Internal Revenue Code. Our approximately 35 licensees and customers have included electric utility companies, coal companies, financial institutions and other major businesses in the United States. During 2008, we have largely finalized our business with licensees and customers in the solid alternative fuel industry and focused on taking advantage of our experience with the production of coal products by developing the new coal cleaning business.

Segments and Major Customers

We operate in three business segments, building products, CCPs and energy. Additional information about segments is presented in Note 3 to the consolidated financial statements. No customer accounted for more than 10% of total revenue from 2006 through 2008.

Research and Development

We maintain a staff of engineers, scientists and technicians at HTI with expertise in the design and operation of high-pressure and temperature process plants at our Lawrenceville, New Jersey pilot plant and laboratory facilities. Among other technologies under development, we have the capability to work at the molecular level in the composition, aligning, spacing and adhering of nano-sized crystals of precious and transition metals on substrate materials for use as catalysts. The net effect can be higher performance with lower metal content, high selectivity for certain chemical reactions (i.e., the desired reaction is maximized with byproducts and waste minimized), long life and custom designed nanocatalysts. Potential applications for this nanotechnology include new processes to improve existing catalysts for chemical and refining processes. For example, during 2008 we began conducting a trial run of a nanocatalyst developed for naphtha reforming at a small refinery. We are also conducting laboratory testing on the application of the technology to the production of nanomaterials and nanofillers such as carbon nanospheres. In 2007 we formed a strategic partnership with Sumitomo Chemical to identify and further develop applications for these materials.

The following table presents our approximate research and development expenses for the past three years.

2006	$13.5 million
2007	$17.7 million
2008	$15.0 million

Competition

Each of our business units experiences competition. Many of our competitors have greater financial, management and other resources and may be able to take advantage of acquisitions and other opportunities more readily.

Building Products. Notwithstanding our national position as a leading producer of manufactured architectural stone, we face significant competition from other national and regional producers of similar products, and in particular from Owens Corning. Our primary competition for resin-based products includes Alcoa and Pinckney in the accessories market, and CertainTeed and Nailite in the specialty siding market. HBP has competition from a number of larger manufacturers of concrete masonry units. With respect to concrete masonry units, national and regional competition includes Oldcastle, Featherlite, and Pavestone.

CCPs. The business of marketing CCPs is intensely competitive. HRI has substantial competition in two main areas: obtaining CCP management contracts with utility and other industrial companies and marketing CCPs and related industrial materials. HRI has a presence in every region in the United States but, because the market for the management of CCPs is highly fragmented and because the costs of transportation are high relative to sales prices, most of the competition in the CCP management industry is regional. There are many local, regional and national companies that compete for market share in these areas with similar products and with numerous other substitute products. Although HRI has a number of long-term CCP management contracts with our clients, some of these contracts allow for the termination of the contract at the convenience of the utility company upon a minimum 90-day notice. Moreover, certain of HRI’s most significant regional CCP competitors appear to be seeking a broader national presence. These competitors include Lafarge North America Inc., Boral Material Technologies Inc. and Cemex. Building products are produced and sold regionally by the numerous owners and operators of concrete ready-mix plants. Producers with sand and gravel sources near growing metropolitan areas have important transportation advantages.

Energy. With respect to our coal cleaning activities, HES faces competition from numerous operators of run-of-mine coal preparation facilities, some of which also co-produce product from waste or low value coal streams. Our coal-based solid fuel business also competes with other technology providers and manufacturers of chemical reagents, as well as traditional coal and fuel suppliers. Further, many industrial coal users are limited in the amount of cleaned coal product they can purchase from HES because they have committed to purchase a substantial portion of their coal requirements through long-term contracts for run-of-mine coal.

Our Blue Flint ethanol plant experiences significant competition from many producers of ethanol and other biofuels throughout the United States, as well as producers of traditional petroleum fuels.

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

Building Products. We have developed a recognized name in the manufactured architectural stone industry and a strong market share. Our products have excellent authenticity and broad selection alternatives. Our architectural stone business has a limited, albeit growing, distribution network, strong competition from regional producers that do not have long shipping routes and financial limitations that may not be shared by the largest national competitor. We have a leading market position in our siding accessories business because of our strong ability to manufacture and distribute a broad range of products economically and rapidly. However, our resin-based siding accessory business’ strong market position suggests that its future growth will come largely from finding new products to put into our manufacturing and distribution channels, not from increasing market share in the siding accessories industry. Our block business is not national in breadth, although it enjoys a strong regional market position in Texas.

CCPs. Our competitive position has positive factors of a leading market position and long-term contracts. In addition, we have built a nationwide CCP distribution system not enjoyed by our competition. However, our CCP business is sometimes adversely affected by inclement weather slowing concrete construction, the largest market for CCPs. We also face increasingly aggressive competition in marketing and sales of CCPs.

Energy. We believe HES is emerging as a leader in upgrading waste and other low value coal into usable fuel for the steam coal market. HES expects to have 11 coal cleaning plants in operation by the end of calendar year 2008. To our knowledge, no other company has developed this capability to recover waste coal, process it, and place into the market a high-value fine coal product. HES also offers the benefit of reclaiming the waste coal site and returning it to beneficial use. However, we will have competition from other coal producers, including traditional run-of-mine suppliers that are well financed and more experienced. From a broader alternative fuel industry perspective, HES suffers from greater dependence on United States tax policy and administration than some competitors in coal supply and alternative fuels.

Sales of clean coal products from HES’ plants have benefited during 2008 from the strong market for U.S. coal, both for domestic consumption and for exports. We have realized steady sales of our products and prices that have generally exceeded our expectations. Prices for spot sales more than doubled during 2008 for some types of coal and HES sales have realized a portion of these increases. Most coal market analysts expect the demand for and the price of U.S. coal to decline somewhat during 2009 and beyond.

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

Intellectual Property

We have approximately 198 U.S. and foreign counterpart patents and approximately 374 U.S. and foreign counterpart patents pending. Additionally, we have approximately 177 U.S. and foreign trademarks and approximately 79 U.S. and foreign trademark applications pending.

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

In addition to patent protection, we also rely on trade secrets, know-how and confidentiality agreements to protect technologies. Despite these safeguards, such methods may not afford complete protection and there can be no assurance that others will not either independently develop such know-how or unlawfully obtain access to our know-how, concepts, ideas, and documentation. Since our proprietary information is important to our business, failure to protect ownership of our proprietary information would likely have a material adverse effect on us.

Regulation

Environmental. Our operations and those of our suppliers and customers involved in coal-based energy generation, primarily utilities, are subject to federal, state and local environmental regulation. Our coal-based operations and those of our customers are subject to federal, state and local environmental regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of waste products, which add to the cost of doing business and expose us to potential fines for non-compliance. Moreover, in order to establish and operate the coal cleaning plants, power plants and operations to collect and transport CCPs and bottom ash, we and our customers have obtained various state and local permits and must comply with processes and procedures that have been approved by regulatory authorities. Compliance with permits, regulations and the approved processes and procedures help protect against pollution and contamination and are critical to our business. Any failure to comply could result in the issuance of substantial fines and penalties and cause us to incur environmental liabilities.

We believe that all required permits to construct and operate coal cleaning facilities have been or will be obtained and believe the facilities are in substantial compliance with all relevant laws and regulations governing coal cleaning operations.

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

We own 51% of and operate an ethanol production facility, Blue Flint Ethanol, LLC, located at the GRE Coal Creek pulverized coal electric power station near Underwood, North Dakota. The ethanol industry sector manufactures ethanol, principally from corn. The Clean Air Act’s New Source Review program requires a source to install pollution controls and undertake other preconstruction obligations to control air pollution emissions. In May 2007, EPA revised its permitting rules to raise the threshold for ethanol plants from 100 tons per year to 250 tons per year. Blue Flint Ethanol, LLC was permitted under the original New Source Review standard of 100 tons per year. Because Blue Flint obtains its thermal energy requirements in the form of steam from GRE’s Coal Creek Station and because our plant design includes other emission controlling devices the Blue Flint plant is permitted as a Synthetic Minor source which means its emissions profile falls well below the EPA permitting rules. Our ethanol production facility is subject to air pollution permitting and emission control regulatory requirements and, as such, is subject to rule changes and/or additions that may be promulgated in the future.

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

In 2005, the EPA published (1) a finding determining not to regulate electric utility steam generating units under the hazardous air pollutants provisions; (2) the final Clean Air Mercury Rule, for reducing mercury emissions from new or reconstructed coal-burning power plants; and (3) the Clean Air Interstate Rule, which would require coal-burning power plants to upgrade their facilities to reduce emissions of sulfur dioxide and NOx and which, the EPA determined, would also contribute to reduction of mercury emissions as a co-benefit. On February 8, 2008, the United States Court of Appeals for the District of Columbia Circuit in State of New Jersey, et al. v. Environmental Protection Agency vacated EPA’s rule removing power plants from the Clean Air Act list of sources of hazardous air pollutants and, at the same time, vacated the Clean Air Mercury Rule. In October 2008, EPA filed an appeal with the U.S. Supreme Court regarding the earlier vacatur of the Clean Air Mercury Rule. On July 11, 2008, the United States Court of Appeals for the District of Columbia Circuit in State of North Carolina v. Environmental Protection Agency vacated EPA’s Clean Air Interstate Rule. In September 2008, EPA filed a petition for rehearing with the DC Circuit. While both the Clean Air Mercury Rule and the Clean Air Interstate Rule have been vacated, these rules, if they were eventually implemented in their current form, could result in reduced use of coal if utilities switch to other sources of fuel. However, given the recent court rulings and subsequent appeals and petitions, one or more of these rules ultimately may be revised in ways that cannot presently be anticipated.

Coal-fueled boilers have been impacted by regulations under the 1990 Clean Air Act Amendments, which established specific emissions levels for SOx and NOx in order to reduce acid rain. These emissions levels have required utilities to undertake many of the following changes: change their fuel source(s), add scrubbers to capture SOx, add new boiler burner systems to control NOx, add or modify fuel pulverizers/air handling systems to control NOx, introduce flue gas conditioning materials to control particulate emissions in conjunction with meeting SOx emissions targets and in some very isolated cases shut down a plant. All of these requirements can impact the quantity and quality of CCPs produced at a power plant, can add to the costs of operating a power plant and, depending on the requirements of individual state implementation plans, could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future. Were the now vacated Clean Air Mercury Rule reinstated upon appeal, it could result in implementation of additional technologies at power plants that could negatively affect fly ash quality. For example, were power plants required to inject activated carbon into power plant exhaust gas to capture mercury emissions, it could lead to carbon being collected with the fly ash as a result of this emissions treatment process and thus may make the fly ash undesirable for concrete. Carbon removal processes are technically challenging and expensive.

In 2007, the United States Supreme Court found that the EPA has authority under the Clean Air Act to regulate greenhouse gases that can contribute to global climate change, and that carbon dioxide qualifies as an “air pollutant” as defined in that Act. This decision may lead to EPA establishment of a national ambient air quality standard for CO2. In addition, the widespread interest in greenhouse gases and climate change could separately lead to other EPA or state regulation of CO2 or other greenhouse gases, including EPA regulation under the new source performance standards or through major source construction and operating permits. On July 30, 2008, EPA issued an Advanced Notice of Proposed Rulemaking (ANPR) regarding Regulating Greenhouse Gas Emissions under the Clean Air Act. EPA will consider the comments it receives and determine the next steps during the coming year. These developments, along with new policies regarding greenhouse gas reduction by the forthcoming Obama administration may lead to further regulation of coal-fired boilers to reduce emissions of greenhouse gases, with unknown impacts on the availability of CCPs.

In an effort to stimulate the use of clean coal, the Energy Policy Act of 2005 provides funding for the deployment of clean coal technologies. The Act requires the Secretary of Energy to establish periodic milestones for funded projects, by the year 2020, to remove at least 97% of SOx ; to emit no more than 0.08 lbs of NOx per million Btu; to achieve at least 90% reductions in mercury emissions; and to achieve a thermal efficiency of at least 43% for coal of more than 9,000 Btu, 41% for coal of 7,000-9,000 Btu; and 39% for coal of less than 7,000 Btu.

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

Materials sold by HRI vary in chemical composition. Fossil fuel combustion wastes have been excluded from regulation as “hazardous wastes” under subtitle C of the Resource Conservation and Recovery Act. However, EPA has determined that national regulations under subtitle D of the Resource Conservation and Recovery Act dealing with state and regional solid waste plans are warranted for coal combustion byproducts disposed of in landfills or surface impoundments, or used to fill surface or underground mines. Although the EPA previously announced plans to publish proposed rules for CCPs generated by commercial electric power producers in May 2007, future rulemakings will be coordinated between EPA and the U.S. Department of the Interior (DOI). On March 14, 2007, DOI issued an Advance Notice of Proposed Rulemaking (ANPR) regarding the “Placement of Coal Combustion Byproducts in Active and Abandoned Coal Mines” in which the Department sought comments on its intention to propose regulations pertaining to permit application requirements and performance standards related to the placement of coal combustion byproducts as part of surface coal mining and reclamation operations permitted under Title V of the Surface Mining Control and Reclamation Act. On August 29, 2007, EPA issued a Notice of Data Availability (NODA) on the Disposal of Coal Combustion Wastes in Landfills and Surface Impoundments. On February 5, 2008, EPA reopened the comment period for the NODA through February 11, 2009. These future proposed rules by DOI and EPA could make coal burning more expensive or less attractive to HRI’s utility clients. HRI manages a number of landfill and pond operations that may be affected by EPA’s proposed regulations. In most of these operations the permitting is contractually retained by the client and the client would be liable for any costs associated with new permitting requirements. The effect of such regulations on HRI cannot be completely ascertained at this time.

Our CCP business is engaged in providing services at one landfill operation that is permitted and managed as a hazardous waste landfill. We provide the services necessary to landfill the client’s hazardous wastes and operate certain in-plant equipment and systems for the client.

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

A number of agencies are studying the issue of nanotechnology, including the National Toxicology Program, the National Institute for Safety and Health, and the EPA. Many of these efforts are being coordinated through the interagency Nanoscale Science, Engineering and Technology subcommittee of the White House Office of Science and Technology Policy, National Science and Technology Council. Nanoscale materials have been nominated to the National Toxicology Program for toxicological evaluation. The National Institute for Safety and Health, the EPA and the National Science Foundation are seeking applications for research proposals on the potential implications of nanotechnology and manufactured nanomaterials on human health and the environment. The Agency for Toxic Substances and Disease Registry has proposed to evaluate nanomaterials for development of a toxicological profile pursuant to CERCLA. In addition, EPA is studying how nanomaterials should be approached under existing laws, such as the Toxic Substances Control Act, and whether new regulations may be needed. One or more of these efforts may eventually result in regulations which potentially could affect our business in the area of nanotechnology. In February 2007, EPA issued a Nanotechnology White Paper, which contains recommendations for research on risks and potential exposure pathways for nanomaterials, but does not indicate how EPA may eventually regulate such materials. In July 2007, EPA announced the development of a voluntary Nanoscale Materials Stewardship Program under the Toxic Substances Control Act (TSCA) and invited comment on two documents, “Concept Paper for the Nanoscale Materials Stewardship Program under TSCA” and “TSCA Inventory Status of Nanoscale Substances—General Approach.” One

example of a voluntary effort is the June 2007 Nano Risk Framework, a tool for evaluating and addressing the potential risks of nanoscale materials, jointly developed by DuPont and Environmental Defense. In January 2008, EPA released its Draft Nanomaterial Research Strategy (NRS) which discussed its current activities and research agenda in support of the EPA’s plan to eventually regulate nanomaterial. Finally, in November 2008, EPA asked for public comment on a petition demanding an end to the sale of consumer products containing nanosilver, a process which could indicate how EPA will address nanotechnology. While these developments demonstrate increasing interest in this area, at this time, it is not possible to say more precisely whether and what form of nanotechnology regulations may be adopted and how they may affect our business.

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

For facilities placed in service before January 1, 2009, the term “refined coal” means a fuel which (i) is a liquid, gaseous, or solid fuel produced from coal (including lignite) or high carbon fly ash, including such fuel used as a feedstock, (ii) is sold by the taxpayer with the reasonable expectation that it will be used for purpose of producing steam, (iii) is certified by the taxpayer as resulting (when used in the production of steam) in a reduction of at least 20% of the emissions of NOx and either SOx or mercury released when burning the refined coal (excluding any dilution caused by materials combined or added during the production process), as compared to the emissions released when burning the feedstock coal or comparable coal predominantly available in the marketplace as of January 1, 2003, and (iv) is produced in such a manner as to result in an increase of at least 50% in the market value of the refined coal (excluding any increase caused by materials combined or added during the production process), as compared to the value of the feedstock coal. In order to qualify for the Section 45 tax credits using the foregoing criteria, the refined coal facility must have been placed in service after October 22, 2004 and before January 1, 2009. In addition, a refined coal production facility does not include any facility the production from which was allowed as a credit under Section 45K.

Section 45 currently provides a tax credit of $6.06 per ton of refined coal produced by the taxpayer at a refined coal facility during the 10-year period beginning on the date the facility was originally placed in service and sold by a taxpayer to an unrelated party during such 10-year period. The credit amount is adjusted each year for inflation. The tax credit is also subject to phase out to the extent that the “reference price” of the fuel used as feedstock exceeds the reference price for fuel in 2002 ($31.90) multiplied by the inflation adjustment factor for the applicable calendar year times 1.7. The reference price for fuel used as feedstock for refined coal for 2008 is $45.56. Because this amount did not exceed $31.90 times 1.3854 times 1.7 ($75.13), no phase out of the credit is applicable for calendar year 2008.

In the Energy Improvement and Extension Act of 2008, Congress extended the benefits of Section 45 tax credits to refined coal facilities placed in service after December 31, 2008 and before January 1, 2010. For refined coal facilities placed in service in calendar year 2009, Congress also eliminated the Section 45 requirement that there be a 50% increase in market value but increased the emissions reduction required of either SOx or mercury to 40% from 20%. We are evaluating the ability of any possible future plants to comply with these revised requirements.

We expect to be audited by the IRS with respect to Section 45 tax credits in the future.

Section 45K. Our coal-based solid alternative (or synthetic) fuel business has been subject to compliance with the terms of Section 45K (formerly Section 29) of the Internal Revenue Code. By law, Section 45K tax credits for alternative fuel produced from coal expired on December 31, 2007. We are subject to audit by the IRS with respect to Section 45K tax credits. The IRS may challenge whether we or our licensees satisfied the requirements of Section 45K, or applicable PLRs, including placed-in-service requirements, or may attempt to disallow Section 45K tax credits for some other reason. The IRS has initiated audits of us and certain licensee-taxpayers who claimed Section 45K tax credits, and the outcome of such audits is uncertain.

Employees

As of September 30, 2008, we employed approximately 3,400 full-time employees. There are approximately 59 employees in our corporate administration. 107 of our employees work under collective bargaining agreements.

The following table lists the approximate number of employees by business unit:

HBP	2,175
HRI	775
HES	299
HTI	72

ITEM 1A.	RISK FACTORS

Risks Relating to Our Business

The building products industry is experiencing a severe downturn that may continue for an indefinite period into the future. Because the markets for our building products are heavily dependent on the residential construction and remodeling market, our revenues could decrease as a result of events outside our control that impact home construction and home improvement activity, including economic factors specific to the building products industry.

There has been a severe slowing in 2007 and 2008 of new housing starts and in home sales generally. Bank foreclosures have put a large number of homes into the market for sale, effectively limiting some of the incentives to build new homes. The homebuilding industry continued to experience a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available for sale during 2007 and 2008. While our residential building products business relies upon the home improvement and remodeling markets as well as new construction, we have experienced a slow down in sales activity in 2008. Interest rate increases, limits on credit availability, further foreclosures, home price depreciation, and an oversupply of homes for sale in the market may adversely affect homeowners’ ability or desire to engage in construction or remodeling, resulting in a continued or further slowdown in new construction or remodeling and repair activities.

We, like many others in the building products industry, experienced a large drop in orders and a reduction in our margins in 2008 relative to prior years. For the past two years, we have recorded significant goodwill impairments associated with our building products business. If the demand for our building products continues to decrease, we may be required to record additional impairments of our goodwill, which would increase our expenses and reduce our earnings. We can provide no assurances that the building products market will improve in the near future. We expect weakness to continue through 2009 and have an adverse affect on our business and our results of operations.

The construction markets are seasonal. The majority of our building products sales are in the residential construction market, which tends to slow down in the winter months. If there is more severe weather than normal, or other events outside of our control, there may be a negative effect on our revenues if we are not able to increase market share.

The recent financial crisis could negatively affect our business, results of operations, and financial condition. Market conditions in the mortgage lending and mortgage finance industries deteriorated significantly in 2008, which adversely affected the availability of credit for home purchasers and remodelers.

The recent financial crisis affecting the banking system and financial markets and the going concern threats to banks and other financial institutions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, including mortgages and home equity loans, and extreme volatility in credit and equity markets. Further tightening of mortgage lending or mortgage financing requirements could adversely affect the availability of credit for purchasers of our products and thereby reduce our sales. There could be a number of follow-on effects from the credit crisis on our business, including the inability of prospective homebuyers or remodelers to obtain credit for finance the purchase of our building products. These and other similar factors could:

•	cause delay or decisions to not undertake new home construction or improvement projects,

•	cause our customers to delay or decide not to purchase our building products,

•	lead to a decline in customer transactions and our financial performance.

Our building products business has been strengthened by the sales growth of new products. If we are unable to continue to successfully expand our new product sales, our revenue growth may be adversely affected.

Our growth strategy includes the introduction of new building products into HBP’s sales, marketing, and distribution systems. Part of our revenues has come from sales in new product categories. New products require capital for development, manufacturing, and acquisition activities. If we are unable to sustain new product sales growth, whether for lack of access to adequate capital or for other reasons, sales will follow the general industry slow down in new residential construction and remodeling activity, which will negatively affect our revenue and growth.

Demand for our building products may decrease because of changes in customer preferences or because competing products gain price advantages. If demand for our products decline, our revenues will decrease.

Our building products are subject to reductions in customer demand for reasons such as changes in preferred home styles and appearances. Many of our resin-based accessory products are complementary to an owner’s choice of vinyl as a siding material. If sales of vinyl siding decrease, sale of our accessories will also decrease. Similarly, sales of our architectural stone products are dependent on the continuing popularity of stone finishes.

Demand for our building products can also go down if competing products become relatively less expensive. For example, if costs of petroleum based resins that are used to make vinyl siding and accessories increase faster than the costs of stucco, then stucco products, which we do not sell, will become more attractive from a price standpoint, and our vinyl siding and accessory sales will be decreased. If demand for our building products declines because of changes in the popularity or price advantages of our products, our revenues will be adversely affected.

A significant increase in the price of materials used in the production of our building products that cannot be passed on to customers could have a significant adverse effect on our net income. Furthermore, we depend upon limited sources for certain key production materials, the interruption of which would materially disrupt our ability to manufacture and supply products, resulting in lost revenues and the potential loss of customers.

Our architectural stone manufacturing processes require key production materials including cement, oxides, packaging materials, and certain types of rubber-based products. The suppliers of these materials may experience capacity or supply constraints in meeting market demand that limit our ability to obtain needed production materials on a timely basis or at expected prices. We have no long-term contracts with such suppliers. We do not currently maintain large inventories of production materials and alternative sources meeting our requirements could be difficult to arrange in the short term. A significant increase in the price of these materials that cannot be passed on to customers could have a significant adverse effect on our net income. Additionally, our manufacturing and ability to provide products to its customers could be materially disrupted if this supply of materials was interrupted for any reason. Such an interruption and the resulting inability to supply our architectural stone customers with products could adversely impact our revenues and our relationships with our customers.

Certain of our home accessory products are manufactured from polypropylene, which material is sold to us by a single supplier. The price of polypropylene is primarily a function of manufacturing capacity, demand and the prices of petrochemical feedstocks, crude oil and natural gas liquids. Historically, the market price of polypropylene has fluctuated, and significantly increased in 2008. A significant increase in the price of polypropylene that cannot be passed on to customers could have a significant adverse effect on our net income. There is no long-term contract with our polypropylene supplier. We do not maintain large inventories of polypropylene and alternative sources meeting our requirements could be difficult to arrange in the short term. Therefore, our manufacturing and ability to provide products to our customers could be materially disrupted if this supply of polypropylene was interrupted for any reason. Such an interruption and the resulting inability to supply our resin-based accessory customers with products could adversely impact our revenues and potentially our relationships with our customers.

Interruption of Tapco’s ability to immediately ship individual or custom product orders could harm Tapco’s reputation and result in lost revenues if customers turn to other sources for products.

Tapco’s building products business is highly dependent upon rapid shipments to contractors and distributors throughout the United States of individual orders, a large portion of which orders are manufactured upon demand to meet customer specifications. If there is significant interruption of business at any of Tapco’s manufacturing plants or with Tapco’s computer systems that track customer orders and production, Tapco is at risk of harming its reputation for speed and reliability with important customers and losing short-term and long-term revenues if these customers turn to other sources.

HBP’s revenues would be materially adversely affected if it lost one or more of its three major customers.

Three customers of our resin-based accessory products together accounted for approximately 29% of its revenues for such products in the fiscal year ended September 30, 2008. There are no long-term contracts in place with these customers. Accordingly, a loss of or significant decrease in demand from these customers would have a material adverse effect on our business.

If HRI’s coal-fueled electric utility industry suppliers fail to provide HRI with high-value CCPs because of environmental regulations or otherwise, HRI’s costs could increase and supply could decrease, hindering growth or decreasing our revenue.

HRI relies on the production of CCPs by coal-fueled electric utilities. HRI has occasionally experienced delays and other problems in obtaining high-value CCPs from its suppliers and may in the future be unable to obtain high-value CCPs on the scale and within the time frames required by HRI to meet customers’ needs. Until the Supreme Court appeal of the Clean Air Mercury Rule, implemented under the 1990 Clean Air Act

Amendments, is finally resolved, we will not know whether additional technologies at power plants will be required to reduce mercury emissions that could negatively affect fly ash quality. For example, future regulations could require activated carbon to be injected into power plant exhaust gases to capture mercury. This process may increase the carbon collected with the fly ash and may make the fly ash undesirable for concrete. Carbon removal processes are technically challenging and expensive.

In addition, increasing concerns about greenhouse gas or other emissions from burning coal at electricity generation plants could lead to federal or state regulations that encourage or require utilities to burn less or eliminate coal in the production of electricity. EPA’s recently released ANPR Regulating Greenhouse Gas Emissions Under the Clean Air Act signals the start of regulatory and/or legislative efforts to reduce greenhouse gases under the forthcoming Obama administration. Such regulations could reduce the supply of fly ash and other CCPs. If HRI is unable to obtain CCPs or if it experiences a delay in the delivery of high-value or quality CCPs, HRI will have a reduced supply of CCPs to sell or may be forced to incur significant unanticipated expenses to secure alternative sources or to otherwise maintain supply to customers. Moreover, revenues could be adversely affected if CCP sales volumes cannot be maintained or if customers choose to find alternatives to HRI’s products.

HRI primarily sells fly ash for use in concrete; if use of fly ash does not increase, HRI may not grow.

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

An estimated 76% of HRI’s revenues for the fiscal year ended September 30, 2008 were derived from the sale of fly ash as a replacement for portland cement in concrete products. At times, there may be an overcapacity of cement in regional markets, causing potential price decreases. The markets for HRI’s products are regional, in part because of the costs of transporting CCPs, and HRI’s business is affected by the availability and cost of competing products in the specific regions where it conducts business. If competing products become available at prices equal to or less than fly ash, HRI’s revenues and net income could decrease.

Because demand for CCPs sold by HRI is affected by fluctuations in weather and construction cycles, HRI’s revenues and net income could decrease significantly as a result of unexpected or severe weather or slowdowns in the construction industry.

HRI manages and markets CCPs and uses CCPs to produce building products. Utilities produce CCPs year-round. In comparison, sales of CCPs are generally keyed to construction market demands that tend to follow national trends in construction with predictable increases during temperate seasons and decreases during periods of severe weather. HRI’s CCP sales have historically reflected these seasonal trends, with the largest percentage of total annual revenues being realized in the quarters ended June 30 and September 30. Low seasonal demand normally results in reduced shipments and revenues in the quarters ended December 31 and March 31.

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

Because of the end of HES’s legacy alternative fuel licensing and chemical reagent sales business as of December 31, 2007, HES began development of its new coal cleaning business. During FY 2008, HES completed construction on eight coal cleaning facilities and began operations. Three additional facilities are expected to be operational by the end of calendar year 2008. To successfully operate its facilities, HES must produce and market a quality fuel, addressing operational issues including feedstock availability and cost, construction and operability of equipment, successful separation of minerals including ash, sulfur, and mercury, product moisture and Btu content, overall costs of operations, as well as marketing and sales of the finished product, which is generally of smaller particle size (called fines) and which may be more difficult to sell than run-of-mine coal. This is a new business for HES, and to date, production and sales of cleaned coal have improved quarter over quarter. The profitability of HES depends on the ability of HES to increase production and sales of cleaned coal. If these facilities operate at low production levels or cannot produce fuel satisfactory to customers, revenues will be materially adversely affected.

Regulatory changes could reduce the demand for coal which may decrease the price for which HES can sell its clean coal product. In addition, a slowing economy may reduce demand for coal, adversely affecting our revenues.

Our clean coal revenues are dependent upon the demand for coal, particularly as a fuel for the production of electricity. Increasing concerns about greenhouse gas or other emissions from burning coal at power generation plants could lead to federal or state regulations that encourage or require utilities to burn less or eliminate coal in the production of electricity. Such regulations could reduce the demand for coal, which would adversely affect the prices at which HES could sell its clean coal product and decrease our revenues.

Coal is a commodity that can be produced and shipped worldwide. As the U.S. and worldwide economies slow, demand for coal as an energy source may decrease. In addition, some of our clean coal revenues come from the sale of metallurgical grade coal used in steel making. As economic growth slows, so will the demand for steel. Slower economic growth can therefore reduce the overall demand for coal, including metallurgical grade coal. This could reduce the prices for which we can sell clean coal, adversely affecting our revenues.

HES may not qualify for tax credits under Section 45 which will adversely affect our profitability.

Section 45 provides a tax credit for the production and sale of refined coal. To date, the Internal Revenue Service (IRS) has issued very little public guidance about how this tax credit program will be administered and the restrictions on the availability of such credits. Based on the language of Section 45, HES believes that the coal cleaning facilities are eligible for Section 45 refined coal tax credits. However, the ability to claim tax credits is dependent upon a number of conditions, including, but not limited to:

•	Placing facilities in service on or before December 31, 2008;

•	Producing a fuel from coal that is lower in NOx and either SOx or mercury emissions by the specified amount as compared to the emissions of the feedstock;

•	Producing a fuel at least 50% more valuable than the feedstock; and

•	Sale of the fuel to a third-party for the purpose of producing steam.

The IRS may challenge Section 45 tax credits claimed by HES based on any one of these or other conditions. In addition, Congress may modify or repeal Section 45 so that these tax credits may not be available in the future. If HES is not successful in claiming Section 45 credits from our coal cleaning facilities, our profitability will be materially adversely affected.

If the IRS is successful in its challenges of Section 45K tax credits claimed by us, we may be subject to increased tax liabilities which will materially adversely affect our income.

The IRS is challenging by audit whether HES satisfied the requirements of Section 45K, including placed-in-service requirements, and is seeking to disallow Section 45K tax credits claimed by us. The outcome of such audits, appeals, and any tax litigation is uncertain. In the event that the IRS is ultimately successful in sustaining its challenge to tax credits claimed by us, we will have an increased tax liability which will materially adversely affect our income.

The availability and price of corn purchased by Blue Flint Ethanol, LLC (BFE) can be affected by weather, disease, demand from other users of corn, government programs and other factors beyond BFE’s control. In addition, fluctuations in ethanol prices could adversely affect BFE’s ethanol revenues.

The availability and price of corn, the primary feedstock for BFE’s ethanol production, is subject to wide fluctuations due to unpredictable factors such as weather, plantings, crop disease, demand for corn from other users, government farm programs and policies, changes in demand resulting from population growth, and production of similar and competitive crops. There were wide fluctuations in the pricing of ethanol and corn in 2008. Ethanol pricing currently tracks corn pricing which tends to limit the upside price potential of ethanol. Increased demand and/or reduced supply of corn adversely affects our profitability by increasing the cost of raw materials used in BFE’s operations.

The ethanol and biodiesel industry in the U.S. has grown rapidly and our success will depend on whether demand for ethanol increases proportionately or if the increased production results in excess capacity. As of the end of 2008, it appears that the ethanol industry is producing product in excess of the market’s ability to blend, store, transport, sell and deliver ethanol-based fuels. This excess supply is putting downward pressure on the sales prices for ethanol to producers, and could adversely affect BFE’s revenues and operating results.

Our senior secured credit facility contains financial covenants which we may not meet with our future financial results. In addition, covenant restrictions under our senior secured credit facility may limit our ability to operate our business in a manner required to sustain profitability and generate growth. If we breach any of our covenants, our senior secured lenders could call our debt and foreclose on our assets.

Our senior secured credit facilities set forth covenants requiring us to maintain specified financial ratios and to satisfy certain financial condition tests. See Note 8 to the consolidated financial statements for a description of these covenants. The results of our future operations may not allow us to meet these covenants, or may require that we take action to reduce our debt or to act in a manner contrary to our business objectives.

In addition, our senior secured credit facilities, contain, among other things, covenants that may restrict our ability to finance future operations or capital needs, to acquire additional businesses or to engage in other business activities. The senior secured credit facilities impose specified limitations on joint venture investments and new acquisitions.

A breach of any of these covenants could result in a default under our senior secured credit facilities, in which event our lenders could elect to declare all amounts outstanding to be immediately due and payable. If we are not able to repay our obligations when they become due or they are accelerated, the lenders could foreclose on our assets, and the value of our stock could be severely reduced or eliminated. In the past, we have from time to time obtained credit agreement amendments from our lenders to address covenant restrictions. We may not be able to obtain amendments or waivers in the future.

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

Our operations require both maintenance and growth capital. A key part of our business strategy has been to expand through complementary acquisitions, which has required significant capital. In addition, commercialization of our energy technologies, such as coal cleaning and heavy oil upgrading, has required and will require significant debt and equity commitments. In 2008, we made significant investments in coal cleaning facilities and to secure coal feedstocks, financed with equity, debt, and other arrangements, and we expect to make additional such investments in 2009 and in future years. If we do not have sufficient capital to make equity investments in new projects and/or cannot find acceptable sources of debt financing, our growth may suffer.

Our building products and CCP businesses also require significant capital expenditures. Our senior secured credit facilities limit capital expenditures for all of Headwaters to $100.0 million. We believe that we will need substantially all of this capital expenditure limitation in fiscal year 2009 for maintenance, growth of existing businesses and new growth initiatives.

We are conducting business in China and other foreign countries, where intellectual property and other laws, as well as business conditions, may leave our intellectual property, products and technologies vulnerable to duplication by competitors and create uncertainties as to our legal rights against such competitors’ actions.

We have and expect to continue to license or otherwise make our technology, including our nanotechnology, heavy oil upgrading and coal liquefaction technology, available to entities in China and other foreign countries. There is a risk that foreign intellectual property laws will not protect our intellectual property to the same extent as under United States laws, leaving us vulnerable to competitors who may attempt to copy our products, processes or technologies. Further, the legal system of China is based on statutory law. Under this system, prior court decisions may be cited as persuasive authority but do not have binding precedential effect. Since 1979, the Chinese government has been developing a comprehensive system of commercial laws and considerable progress has been made in the promulgation of laws and regulations dealing with economic matters, such as corporate organization and governance, foreign investment, commerce, taxation and trade. As these laws, regulations and legal requirements are relatively new and because of the limited volume of published case law and judicial interpretations and the non-binding nature of prior court decisions, the interpretation and enforcement of these laws, regulations and legal requirements involve some uncertainty. These uncertainties could limit the legal protection or recourse available to us. In addition, dependence on foreign licenses and conducting foreign operations may subject us to increased risk from political change, ownership issues or repatriation or currency exchange concerns.

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

The coal-based operations of HES and the CCP operations of HRI and their respective customers and licensees, together with projects such as the ethanol plant and the operations of a hydrogen peroxide plant in Korea, are subject to federal, state, local and international environmental regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of waste products, which add to the costs of doing business and expose us to potential fines for non-compliance. If the costs of environmental compliance increase for any reason, we may not be able to pass on these costs to customers. In order to establish and operate the alternative fuel plants, coal cleaning plants, power plants and operations to collect and transport CCPs and bottom ash, we and our customers have obtained various state and local permits and must comply with processes and procedures that have been approved by regulatory authorities. Any failure to comply could result in the issuance of substantial fines and penalties and cause us to incur environmental liabilities.

Certain HBP manufacturing operations are also subject to environmental regulations and permit requirements. If HBP and its subsidiaries and affiliates cannot obtain or maintain required environmental permits for their existing and planned manufacturing facilities in a timely manner or at all, they may be subject to additional costs and/or fines.

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

We are a party to some significant legal proceedings and are subject to potential claims regarding operation of our business. These proceedings will require that we incur substantial costs, including attorneys’ fees, managerial time and other personnel resources and costs in pursuing resolution, and adverse resolution of these proceedings could hurt our reputation. With respect to the cases referred to in Note 14 to the consolidated financial statements, the following amount of damages is being sought by the counter parties:

Boynton: Boynton seeks declaratory relief as well as compensatory damages in the approximate amount of $45.0 million plus punitive damages.

Ecologica Carmelo: Carmelo seeks compensatory damages in the approximate amount of $12.3 million.

Mainland Laboratory: Mainland seeks compensatory damages in the approximate amount of $23.0 million, as well as an enhancement of any damages award based on the alleged willful infringement by HRI of its patent.

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

We experience significant competition in all of our segments and geographic regions. A failure to compete effectively or increased competition could lead to price cuts, reduced gross margins and loss of market share, which could decrease our profitability. Many of our competitors have greater financial, management and other resources than us and may be able to take advantage of acquisitions and other opportunities more readily. In certain instances we must compete on the basis of superior products and services rather than price, thereby increasing the costs of marketing our services to remain competitive. See ITEM 1, “Business—Competition,” for more information on the competition faced by us in all of our segments.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent auditors report on our system of internal controls. We have documented and tested our system of internal controls to provide the basis for our report for the year ended September 30, 2008. The growth and diversification of our business through acquisitions complicates the process of developing, documenting, maintaining and testing internal controls. No assurance can be given that in the future there may not be significant deficiencies or material weaknesses that would be required to be reported.

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

We rely primarily on a combination of trade secrets, patents, copyright and trademark laws and confidentiality procedures to protect our intellectual property. Despite these precautions, unauthorized third parties may misappropriate, infringe upon, copy or reverse engineer portions of our technology or products. We do not know if current or future patent applications will be issued with the scope of the claims sought, if at all, or whether any patents issued will be challenged or invalidated. Our business could be harmed if we infringe upon the intellectual property rights of others. As described in Note 14 to the consolidated financial statements, we have been, and may be in the future, notified that we may be infringing intellectual property rights possessed by third parties. If any such claims are asserted against us, we may seek to enter into royalty or licensing arrangements. There is a risk in these situations that no license will be available or that a license will not be available on reasonable terms, precluding our use of the applicable technology. Alternatively, we may decide to litigate such claims or attempt to design around the patented technology. To date, while no single patent or trademark is material to our business and the issues described in this paragraph have not resulted in significant cost or had an adverse impact on our business, future actions could be costly and would divert the efforts and attention of our management and technical personnel.

Our capital structure affects our flexibility in responding to changing business and economic conditions and results in high interest costs.

As of September 30, 2008, we had approximately $532.5 million of total debt outstanding, including $200.0 million of senior indebtedness under our senior secured credit facilities and $332.5 million of our 2.875% and 2.50% convertible senior subordinated notes (the Convertible Notes). Subject to restrictions in our senior secured credit facility, we may also incur significant amounts of additional debt for working capital, capital expenditures and other purposes. Our combined debt total could have important consequences, including the following:

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

Future lack of availability of debt or equity financing alternatives may limit our ability to enter into strategic transactions or to make important changes to our capital structure.

Recent months have seen a near collapse of markets in which we can obtain debt or equity financing. It is uncertain when these markets might recover and again be available to us. The lack of financing alternatives has reduced our ability to pursue and finance attractive acquisitions and investments, refinance existing debt, and change the mix and type of debt and equity in our capital structure. This lack of financing alternatives may continue to slow our growth and prohibit recapitalization well into the future.

Fluctuations in the value of currency can negatively affect our revenue and earnings.

Doing business internationally exposes us to risks related to the value of one currency compared to another. For example, some of our revenues are generated by sales of goods produced in the U.S. to buyers in foreign countries. If the U.S. dollar strengthens relative to the currency of foreign purchasers, the relative cost of our goods to such purchasers will go up, and the demand for our products will decrease, reducing our revenues. Also, in cases where our debt or other obligations are in currencies different than the currency in which we earn revenue, we can lose money as a result of fluctuations in the exchange rates, decreasing our earnings.

Risks Related to our Common Stock

The price of our common stock historically has been volatile. This volatility may affect the price at which you could sell your common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock.

The market price for our common stock has varied between a high of $16.40 in August 2008 and a low of $7.09 in October 2008 in the twelve month period ended October 31, 2008. This volatility may affect the price at which you could sell your common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in “Risks Relating to Our Business;” variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

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

In addition, the broader stock market has experienced significant price and volume fluctuations in recent months and years. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, our announcements of our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us, our affiliates or our competitors could cause the market price of our common stock to fluctuate substantially.

In addition, the sale of substantial amounts of our common stock could adversely impact our stock price. As of September 30, 2008, we had outstanding approximately 42.0 million shares of our common stock and options to purchase approximately 2.1 million shares of our common stock (of which approximately 2.0 million were exercisable as of that date). We also had outstanding approximately 1.3 million stock appreciation rights as of September 30, 2008, of which approximately 0.4 million were exercisable. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

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

Our headquarters are located at 10653 South River Front Parkway, Suite 300, South Jordan, Utah 84095. The lease for this office space of approximately 39,000 square feet has a term expiring December 2013. The monthly rent is approximately $67,000, with certain adjustments for inflation plus expenses.

Building Products. HBP owns or leases 44 properties nationwide for its building products manufacturing, distribution, and sales operations. HBP is headquartered in Wixom, Michigan and has major manufacturing facilities in Metamora, Michigan, Elkland, Pennsylvania, Rancho Cucamonga, California and Greencastle, Pennsylvania.

CCPs. HRI owns or leases 12 properties nationwide for its fly ash storage and distribution operations with East, Central, and West regional divisions. HRI also conducts operations at more than 100 other sites via rights granted in various CCP through-put, handling and marketing contracts (for example, operating a storage or load-out facility located on utility-owned properties).

Energy. HES directs its operations primarily from our South Jordan, Utah offices. HES operates coal cleaning facilities on properties near Wellington, Utah, Adger and Brookwood Alabama, Greenville and Beverly Kentucky, Pineville, West Virginia, Brazil, Indiana as well as an ethanol facility near Underwood, North Dakota pursuant to lease or processing agreements. HTI owns approximately six acres in Lawrenceville, New Jersey where it maintains its principal office and research facility.

ITEM 3.	LEGAL PROCEEDINGS

The information set forth under the caption “Legal Matters” in Note 14 to the consolidated financial statements in Item 8 of this Form 10-K is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of our common stock trade on the New York Stock Exchange under the symbol “HW.” Options on our common stock are traded on the Chicago Board Options Exchange under the symbol “HQK.” The following table sets forth the high and low trading prices of our common stock as reported by the New York Stock Exchange for 2007 and 2008.

Fiscal 2007	Low	High
Quarter ended December 31, 2006	$21.22	$26.00
Quarter ended March 31, 2007	21.27	25.44
Quarter ended June 30, 2007	16.71	22.94
Quarter ended September 30, 2007	14.10	18.13

Fiscal 2008
Quarter ended December 31, 2007	$10.96	$15.85
Quarter ended March 31, 2008	8.80	14.00
Quarter ended June 30, 2008	9.96	15.35
Quarter ended September 30, 2008	9.26	16.40

The following graph shows a comparison of the cumulative total stockholder return, calculated on a dividend reinvestment basis, for September 30, 2003 through September 30, 2008, on our Common Stock with the New York Stock Exchange Composite Index and the Dow Jones Wilshire Building Materials & Fixtures Index. The comparison assumes $100 was invested on September 30, 2003. Please note that historic stock price performance shown on the graph is not indicative of future price performance.

As of November 7, 2008 there were 441 stockholders of record of our common stock. We have not paid dividends on our common stock to date and do not intend to pay dividends in the foreseeable future. Pursuant to the terms of our senior secured credit arrangement (see Note 8 to the consolidated financial statements), we are prohibited from paying cash dividends so long as any of the long-term debt is outstanding. We intend to retain earnings to finance the development and expansion of our business. Payment of common stock dividends in the future will depend upon our debt covenants, our ability to generate earnings, our need for capital, our investment opportunities and our overall financial condition, among other things.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K. See Note 11 to the consolidated financial statements for a description of securities authorized for issuance under equity compensation plans.

We did not make any unregistered sales of our equity securities during the year ended September 30, 2008. We did not repurchase any shares of our equity securities during the fourth quarter of the year ended September 30, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data are derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements, related notes and other financial information included in this Form 10-K. The selected financial data as of and for the years ended September 30, 2004 and 2005 and as of September 30, 2006 are derived from audited financial statements not included in this Form 10-K. The selected financial data as of September 30, 2007 and 2008 and for the years ended September 30, 2006, 2007, and 2008 were derived from our audited financial statements included in this Form 10-K.

As described in Note 13 to the consolidated financial statements, we acquired several companies in 2006, 2007 and 2008. We also made several material acquisitions in 2004. The results of operations for these companies for the periods from the acquisition dates through September 30, 2008 have been consolidated with our results. None of their results of operations up to the dates of acquisition have been included in our consolidated results.

In 2004, we recognized revenue relating to funds deposited in an escrow account totaling approximately $27.9 million, most of which related to prior periods. In 2005, we successfully settled certain litigation which resulted in increased operating income, primarily related to prior periods, of approximately $52.4 million. Also in 2005, we early adopted the fair value method of accounting for stock-based compensation required by SFAS No. 123R and recorded approximately $33.8 million of stock-based compensation expense, most of which was of a non-recurring nature. In 2007, we recognized tax credit-based license fee revenue totaling approximately $31.5 million, most of which related to prior periods (see Note 14 to the consolidated financial statements). In 2007 and 2008, we recorded impairments of goodwill of $98.0 million and $205.0 million, respectively (see Note 7 to the consolidated financial statements).

	Year ended September 30,
(in thousands, except per share data)	2004	2005	2006	2007	2008
OPERATING DATA:
Total revenue	$553,955	$1,064,639	$1,121,387	$1,207,844	$886,404
Net income (loss)	64,317	121,278	102,058	20,054	(169,680)
Diluted earnings (loss) per share	1.88	2.79	2.19	0.47	(4.10)

	As of September 30,
(in thousands)	2004	2005	2006	2007	2008
BALANCE SHEET DATA:
Working capital	$44,387	$117,336	$145,296	$163,394	$124,657
Net property, plant and equipment	157,611	190,450	213,406	225,700	304,835
Total assets	1,540,779	1,671,656	1,661,729	1,655,889	1,401,986
Long-term liabilities:
Long-term debt	914,641	601,811	587,820	542,500	532,500
Deferred income taxes	121,469	108,449	96,972	91,721	87,026
Other	10,338	37,345	11,238	6,416	35,179

Total long-term liabilities	1,046,448	747,605	696,030	640,637	654,705
Total stockholders’ equity	308,155	686,313	800,958	830,250	631,552

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the information set forth under the caption entitled “ITEM 6. SELECTED FINANCIAL DATA” and the consolidated financial statements and related notes included in this Form 10-K. Our fiscal year ends on September 30 and unless otherwise noted, future references to years refer to our fiscal year rather than a calendar year.

Overview

Consolidation and Segments. The consolidated financial statements include the accounts of Headwaters, all of our subsidiaries, and other entities in which we have a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. We made one acquisition in 2007 and several smaller acquisitions in 2006 and 2008. These entities’ results of operations for the periods from the acquisition dates through September 30, 2008 have been consolidated with our results; their operations prior to the dates of acquisition have not been included in the consolidated results for any period.

We currently operate in three industries: building products, coal combustion products (CCPs) and energy. In the building products segment, we design, manufacture, and sell architectural stone and resin-based exterior siding accessories (such as shutters, mounting blocks, and vents), concrete block and other building products. Revenues consist of product sales to wholesale and retail distributors, contractors and other users of building products. We are a nationwide leader in the management and marketing of CCPs, including fly ash used as a substitute for portland cement. Revenues in the CCP segment consist primarily of product sales with a small amount of service revenue. In the energy segment, we are focused on reducing waste and increasing the value of energy-related feedstocks, primarily in the areas of low-value coal and oil. Revenues for the energy segment through December 31, 2007 consisted primarily of sales of chemical reagents and license fees related to our former Section 45K business. Beginning January 1, 2008, and for the foreseeable future, revenues for this segment consist primarily of coal sales.

Operations and Strategy. During the past several years, we have executed our two-fold plan of maximizing cash flow from our existing operating business units and diversifying from significant reliance on the legacy energy segment Section 45K (formerly Section 29) business. With the addition and expansion of our CCP management and marketing business through acquisitions beginning in 2002, and the growth of our building products business through several acquisitions beginning in 2004, we have achieved revenue growth and diversification in three business segments. Because we also incurred increased indebtedness to make strategic acquisitions, one of our historical financial objectives has been to focus on increasing cash flows to reduce debt levels. In 2008, our primary focus has been on growing our coal cleaning business and our current primary use of cash consists of capital expenditures, primarily in the energy segment for coal cleaning facilities.

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

By law, Section 45K tax credits for synthetic fuel produced from coal expired for synthetic fuel sold after December 31, 2007. With the expiration of Section 45K at the end of calendar 2007, our licensees’ synthetic fuel facilities and the facilities we owned were closed because production of synthetic fuel was not profitable absent the tax credits. The closure of these synfuel facilities has had, and will continue to have, a material adverse effect on our current and future revenue, net income and cash flow, when compared to prior periods.

Section 45K tax credits were subject to phase-out after the average annual U.S. wellhead oil price (reference price) reached a beginning phase-out threshold price, and would have been eliminated entirely if the reference price had reached the full phase-out price. The calendar 2007 reference price and phase-out range were announced in calendar 2008 and accordingly, in the March and June 2008 quarters we adjusted previously recognized revenue and tax credits as required to reflect the finalized phase-out. The existence and unpredictability of phase-out has materially adversely affected both the amount and timing of recognition of our revenue, net income and cash flow beginning in fiscal 2006 and continuing into 2008. At the current time, we do not believe there are any material residual contingencies related to phase-out.

We own and operate several new and recently-renovated coal cleaning facilities that remove rock, dirt, and other impurities from waste coal, resulting in higher-value, marketable coal. In addition, we are currently constructing several additional coal cleaning facilities, which will begin operating prior to December 31, 2008. Construction of these facilities was our largest single investment of cash during fiscal 2008 and currently we expect construction activities in the energy segment and other segments to be our most significant investment of cash in 2009. Capital expenditures in 2008 were financed primarily with available cash and with lease financing. In 2008, coal sales were $38.7 million, compared to $2.1 million in 2007.

Our CCP segment business strategy is to continue to negotiate long-term contracts with suppliers supported by investment in transportation and storage infrastructure for the marketing and sale of CCPs. We are also continuing our efforts to expand the use of high-value CCPs and to develop more uses for lower-value CCPs, such as blending. Our building products segment has been significantly affected by the depressed new housing and residential remodeling market and our current strategy is to reduce operating costs as much as possible and be positively positioned to take advantage of an industry turnaround at some point in the future. We are also continuing to develop new building products and leverage our robust distribution system which we believe is a competitive advantage for us. Our CCPs and building products businesses are significantly affected by seasonality, with the highest revenue and profitability produced in the June and September quarters.

Our acquisition strategy targets businesses that are leading companies in their respective industries and that have strong operating margins, thus providing additional cash flow that complements the financial performance of our existing businesses. In 2006, we began to acquire small companies in the building products industry with innovative products that can be marketed using our existing distribution channels. We are also committed to continuing to invest in research and development activities that are focused on energy-related technologies and nanotechnology. We participate in joint ventures that operate an ethanol plant located in North Dakota and a hydrogen peroxide plant in South Korea. We are also investing in other energy projects such as the refining of heavy crude oils into lighter transportation fuels.

In 2005 and subsequent years, we focused on the integration of our large 2004 acquisitions, including the marketing of diverse kinds of building products through our national distribution network. We became highly leveraged as a result of those acquisitions, but reduced our outstanding debt significantly since that time through cash generated from operations, from an underwritten public offering of common stock and from proceeds from settlement of litigation. During 2005 through 2008, we made several early repayments of our long-term debt. In 2008, early repayments of long-term debt decreased as compared to earlier years primarily due to our investments of available cash in developing and growing our coal cleaning business in the energy segment. Significant cash needs for capital expenditures will continue in 2009, so we are focused on liquidity to enable us to continue implementing our growth plans. Although our historical emphasis on the early repayment of long-term debt has diminished temporarily, a significant amount of our long-term debt is repayable beginning in 2011. Management believes that operational improvements and the continued growth in the coal cleaning business will increase cash flow from operations and that this increase, along with the cash flow currently being generated, will provide sufficient funds to retire this maturing debt. Furthermore, we believe there may be additional alternatives to restructure our current credit facilities and capitalization.

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

License Fee Revenue Recognition. Through December 31, 2007, we licensed our technologies to the owners of 28 coal-based solid alternative fuel facilities in the U.S. License agreements contained a quarterly earned royalty fee generally set at a prescribed dollar amount per ton or a percentage of the tax credits earned by the licensee. Recurring license fees or royalty payments were recognized in the period when earned, which coincided with the sale of alternative fuel by our licensees, provided standard revenue recognition criteria such as amounts being “fixed or determinable” were met. In most instances, we received timely reports from licensees notifying us of the amount of solid synthetic fuel sold and the royalty due us under the terms of the respective license fee agreements. Additionally, we experienced a regular pattern of payment by these licensees of the reported amounts.

Estimates of license fee revenue earned, where required, could be reliably made based upon historical experience and/or communications from licensees with whom an established pattern existed. In some cases, however, such as when a licensee was beginning to produce and sell synthetic fuel or when a synthetic fuel facility was sold by a licensee to another entity, and for which there was no pattern or knowledge of past or current production and sales activity, there may have been more limited information available to estimate the license fee revenue earned. In these situations, we used such information as was available and where possible, substantiated the information through such procedures as observing the levels of chemical reagents purchased by the licensee and used in the production of the solid synthetic fuel. In certain limited situations, we were unable to reliably estimate the license fee revenues earned during a period, and revenue recognition was delayed until a future date when sufficient information was known from which to make a reasonable estimation.

The amount of license fee revenue recognized during 2006 and 2007 was negatively affected by reduced revenues for certain licensees whose license agreements called for us to be paid a portion of the tax credits earned by the licensee. Certain accounting rules limit revenue recognition to amounts that were “fixed or determinable” and as a result of uncertainties related to phase-out of Section 45K tax credits and other licensee-specific factors, the timing of revenue recognition was delayed for certain licensees during those years.

Due to publication of the Section 45K calendar 2006 reference price and the phase-out range, finalization of calendar 2006 phase-out was made possible during the quarter ended June 30, 2007. As a result of the availability of this information and the clarification of other licensee-specific factors, certain calendar 2006 and prior year license fee revenue totaling approximately $31.5 million was recognized in 2007. This amount related to periods ending on or prior to December 31, 2006 and was recognized in 2007 when it met the “fixed or determinable” recognition criterion and it was remote that any negative adjustment would be required in the future. We applied the same policy in 2007 with regard to the recognition of revenue for calendar 2007 tax credit-based license fees. The final determination of revenue pertaining to fiscal and calendar 2007 occurred in 2008 when the calendar 2007 reference price and phase-out range were published and we adjusted previously recognized revenue and tax credits as required to reflect the finalized phase-out. The existence and unpredictability of phase-out has materially adversely affected both the amount and timing of recognition of revenue, net income and cash flow beginning in 2006 and continuing into 2008. At the current time, we do not believe there are any material residual contingencies related to phase-out.

Income Taxes. Significant estimates and judgments were required in the calculation of our income tax provisions for the years presented. One of the key estimates affecting our tax provisions was the amount of Section 45K (formerly Section 29) tax credits that would ultimately be available related to our 19% interest in an entity that owned and operated a coal-based solid alternative fuel production facility, plus two other smaller alternative fuel facilities that we owned and operated (see Note 10 to the consolidated financial statements).

The calendar 2006 Section 45K tax credit phase-out percentage was not finalized until the quarter ended June 30, 2007. The calendar 2007 phase-out percentage was not finalized until the quarter ended June 30, 2008. As of September 30, 2006 and 2007, we used our best estimates of what the phase-out percentages for calendar 2006 and 2007 would be, using available information as of those dates. Adjustments to reflect final phase-out percentages were reflected in our consolidated financial statements in subsequent periods as necessary.

As described in more detail in Note 7 to the consolidated financial statements, we recorded goodwill impairment charges of $98.0 million and $205.0 million in 2007 and 2008, respectively. The impairment charge in 2007 was not deductible for tax purposes and most of the impairment charge in 2008 was not tax deductible and therefore had a significant negative effect on our reported effective tax rates for both 2007 and 2008.

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

As described in more detail in Note 10 to the consolidated financial statements, we adopted Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48) effective as of October 1, 2007, the beginning of our 2008 fiscal year, with a cumulative adjustment to decrease retained earnings and increase income tax liabilities for unrecognized income tax benefits by approximately $19.8 million. As of September 30, 2008, we had approximately $18.4 million of unrecognized tax benefits, net of an $11.2 million refund claim related to an uncertain tax position. Approximately $25.6 million of gross unrecognized income tax benefits would affect the 2008 effective tax rate if released into income.

The calculation of our tax liabilities involves uncertainties in the application of complex tax regulations in multiple jurisdictions. For example, we are currently under audit by the IRS for the years 2003 through 2006 and have open tax periods subject to examination by both federal and state taxing authorities for the years 2003 through 2008. We recognize potential liabilities for anticipated tax audit issues in the U.S. and state tax jurisdictions based on estimates of whether, and the extent to which, additional taxes and interest will be due. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer probable or necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. It is reasonably possible that the amount of our unrecognized income tax benefits will significantly change within the next 12 months. These changes could be the result of ongoing tax audits or the settlement of outstanding audit issues. However, due to the number of years under audit and the matters being examined, at the current time, an estimate of the range of reasonably possible outcomes cannot be made.

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

Goodwill consists of the excess of the purchase price for businesses acquired over the fair value of identified assets acquired, net of liabilities assumed. In accordance with the requirements of SFAS No. 142, we do not amortize goodwill, all of which relates to acquisitions. SFAS No. 142 requires us to periodically test for goodwill impairment, at least annually, or sooner if evidence of possible impairment arises. We perform our annual impairment testing as of June 30, using the two-step process described in Note 7 to the consolidated financial statements.

With the exception of the Tapco reporting unit in 2007 and the aggregated building products reporting unit in 2008, the step 1 tests indicated that the fair values of the reporting units, calculated primarily using discounted expected future cash flows, exceeded their carrying values as of the test dates. Accordingly, step 2 of the impairment tests was not required to be performed for those reporting units, and no impairment charges were necessary. As a result of the depressed new housing and residential remodeling market, the Tapco reporting unit failed step 1 in 2007 and the aggregated building products reporting unit failed step 1 in 2008. This required completion of step 2, which resulted in a determination that Tapco’s goodwill was impaired in 2007 and the building products segment goodwill was impaired in 2008. Accordingly, non-cash impairment charges of $98.0 million and $205.0 million were recorded in 2007 and 2008, respectively. The impairments did not affect our cash position, cash flow from operating activities or senior debt covenant compliance, and will not have any impact on future operations.

As discussed above, the fair values of the reporting units are calculated primarily using discounted expected future cash flows. There are many estimates and assumptions involved in preparing these expected future cash flows, including most significantly the weighted average cost of capital used to discount future cash flows, anticipated long-term growth rates, future profit margins, working capital requirements and required capital expenditures. Management uses its best efforts to reasonably estimate all of these and other inputs in the cash flow models utilized; however, it is certain that actual results will differ from these estimates and the differences could be material. Materially different input estimates and assumptions would necessarily result in materially different calculations of discounted expected future cash flows and reporting unit fair values and materially different goodwill impairment estimates.

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

The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flow from that asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Indicators of impairment include such things as a significant adverse change in legal factors or in the general business climate, a decline in operating performance indicators, a significant change in competition, or an expectation that significant assets will be sold or otherwise disposed of. In 2006, the building products segment revised downward the estimated useful lives of certain assets resulting in accelerated depreciation charges in order to fully depreciate the assets over shorter periods. No other significant changes have been made to estimated useful lives during the periods presented.

It is possible that some of our tangible or intangible long-lived assets or goodwill could be impaired in the future and that resulting write-downs could be material.

Stock-Based Compensation. We early adopted the fair value method of accounting for stock-based compensation required by SFAS No. 123R in 2005. We recognize compensation expense equal to the grant-date fair value of stock-based awards for all awards expected to vest, over the period during which the related service is rendered by grantees. The fair value of stock-based awards is determined primarily using the Black-Scholes-Merton option pricing model (B-S-M model), developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. Option valuation models require the input of certain subjective assumptions, including expected stock price volatility. For stock-based awards, we primarily use the “graded vesting” or accelerated method to allocate compensation expense over the requisite service periods. Our estimated forfeiture rates are based largely on historical data and ranged from 1% to 3% from 2006 to 2008, depending on the type of award and the award recipients. As of September 30, 2008, the estimated forfeiture rate for most unvested awards was 3% per year.

The fair values of stock options and SARs have been estimated using the B-S-M model, adjusted where necessary to account for specific terms of awards that the B-S-M model does not have the capability to consider. One such adjustment was used in determining the fair value of SARs which had a cap on allowed appreciation. For these SARs, the output determined by the B-S-M model was reduced by an amount determined by a Quasi-Monte Carlo simulation to reflect the reduction in fair value associated with the appreciation cap.

The two most critical estimates in determining fair value are expected stock price volatility and expected lives. Expected stock price volatility was estimated using primarily historical volatilities of our stock. Implied volatilities of traded options on our stock, volatility predicted by a “Generalized AutoRegressive Conditional Heteroskedasticity” model, and an analysis of volatilities used by other public companies in comparable lines of business were also considered. In estimating expected lives, we considered the contractual and vesting terms of awards, along with historical experience; however, due to insufficient historical data from which to reliably estimate expected lives, we used estimates based on the “simplified method” set forth by the SEC in Staff Accounting Bulletins No. 107 and 110, where expected life is estimated by summing the award’s vesting term and the contractual term and dividing that result by two. Insufficient historical data from which to reliably estimate expected lives is expected to exist for the foreseeable future due to different terms associated with awards granted in recent years, along with other factors. Risk-free interest rates used were the US Treasury bond yields with terms corresponding to the expected terms of the awards being valued.

As of September 30, 2008, there was approximately $5.3 million of total compensation cost related to nonvested awards not yet recognized. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.7 years. Due to the grant of stock-based awards subsequent to September 30, 2008, the amount of total compensation cost related to nonvested awards has increased, and the weighted-average period over which compensation cost will be recognized has changed.

Approximately $3.9 million of the 2007 stock-based compensation resulted from the early voluntary cancellation of SARs and other stock-based awards, requiring an acceleration of expense recognition for unrecognized compensation cost that remained as of the cancellation dates. The early voluntary cancellation of SARs and other stock-based awards was a direct result of our low stock price as compared to the exercise prices of the cancelled SARs.

Year Ended September 30, 2008 Compared to Year Ended September 30, 2007

The information set forth below compares our operating results for the year ended September 30, 2008 (2008) with operating results for the year ended September 30, 2007 (2007).

Summary. Our total revenue for 2008 was $886.4 million, down 27% from $1.21 billion for 2007. Gross profit decreased 41%, from $394.6 million in 2007 to $232.8 million in 2008. Operating income decreased from $100.3 million in 2007 to an operating loss of $(152.9) million in 2008. Net income decreased from $20.1 million, with diluted earnings per share of $0.47, to a net loss of $(169.7) million, or $(4.10) per diluted share, in 2008.

Excluding our Section 45K business and the goodwill impairment charges for both 2007 and 2008, total revenue in 2008 was $818.9 million, down 5% from $857.6 million in 2007; gross profit was $208.2 million in 2008, down 16% from $248.5 million in 2007; and operating income decreased from $54.6 million to $27.6 million in 2008. Net income in 2008 was $10.9 million with diluted earnings per share of $0.27, compared to net income of $13.6 million, or $0.29 per diluted share, in 2007.

Revenue and Gross Margins. The major components of revenue, along with gross margins, are discussed in the sections below.

Building Products Segment. Sales of building products during 2008 were $457.0 million with a corresponding gross profit of $119.7 million. Sales of building products during 2007 were $544.1 million with a corresponding gross profit of $160.6 million. The decrease in sales of building products in 2008 was due primarily to the continuing effects of the depressed new housing and residential remodeling market which impacted sales across most of our product lines. Also, in early 2008, we sold certain non-strategic assets in the building products segment which accounted for approximately $27.7 million of the decrease in revenue from 2007 to 2008. The gross margin percentage declined from 2007 to 2008 due primarily to fewer fixed costs being absorbed as a result of lower sales. We believe our niche strategy and our focus on productivity improvements tempered somewhat the impact of the severe slowdown in new residential construction.

CCP Segment. CCP revenues for 2008 were $313.4 million with a corresponding gross profit of $87.3 million. CCP revenues for 2007 were $306.4 million with a corresponding gross profit of $88.8 million. The increase in CCP revenues in 2008 was due primarily to more ash disposal contracts in 2008 compared to 2007. The gross margin percentage decreased from 2007 to 2008 primarily due to geographic and product mix changes.

Energy Segment. In 2007, our energy segment revenue consisted almost exclusively of chemical reagent sales, license fee revenue related to our solid alternative fuel technologies and sales of synthetic fuel, all of which related to our Section 45K business. In 2008, approximately 57% of our energy segment revenue consisted of Section 45K revenue, the substantial majority of which was recognized in the quarter ended December 31, 2007, when our Section 45K business terminated. Coal sales revenue was $38.7 million in 2008, compared to $2.1 million in 2007. Other energy segment revenues were $10.7 million in 2008.

Operating Expenses. The decrease in amortization expense of $0.5 million from 2007 to 2008 was due primarily to intangible assets that have been fully amortized. Research and development expense decreased by $2.7 million from 2007 to 2008 primarily because of decreased spending on our coal-to-liquids and hydrogen peroxide technologies. Selling, general and administrative expenses decreased $12.3 million, or 8%, to $143.3 million in 2008 from $155.6 million in 2007. The decrease in 2008 was due primarily to reduced incentive pay expenses and stock based compensation, partially offset by increased spending in our energy segment on coal cleaning growth initiatives. Incentive pay decreased due to reduced profitability of our operations and stock based compensation decreased primarily due to approximately $3.9 million of accelerated expense related to the early voluntary cancellation of SARs and other stock-based awards in 2007.

Other Income and Expense. During 2008, we reported net other expense of $17.3 million compared to net other expense of $42.0 million during 2007. The decrease in net other expense of $24.7 million was comprised of a decrease in net interest expense of approximately $7.3 million and a net change in other income/expense items of approximately $17.4 million.

Net interest expense decreased from $31.1 million in 2007 to $23.8 million in 2008 due to lower variable interest rates and lower average levels of long-term debt in 2008 as compared to 2007.

The change in other income/expense items of $17.4 million consisted primarily of a $8.7 million decrease in costs related to our investment in the coal-based solid alternative fuel production facility described in Note 10 to the consolidated financial statements, plus $7.1 million of gain on the sale of property, plant and equipment in

2008 compared to a loss of $2.3 million in 2007. The majority of the property, plant and equipment sold in 2008 represented non-strategic assets in our building products segment. A portion of the proceeds from this sale were used to acquire assets that have increased the capacity of our Texas-based concrete block business.

Income Tax Provision. We recorded income tax provisions with an effective tax rate of approximately 66% in 2007 (24%, exclusive of the $98.0 million goodwill impairment charge, which was not tax-deductible) and less than 1% in 2008 (29%, exclusive of the $205.0 million goodwill impairment charge, most of which was not tax-deductible). The effective tax rate for 2007 (disregarding the goodwill impairment charge) was lower than the statutory rate primarily due to Section 45K tax credits related to the two coal-based solid alternative fuel facilities that we owned and operated, plus our 19% interest in an entity that owned and operated another alternative fuel facility (see Note 10 to the consolidated financial statements). The alternative fuel produced at these three facilities through December 31, 2007 qualified for tax credits pursuant to Section 45K (formerly Section 29) of the Internal Revenue Code.

The effective tax rate for 2008 (disregarding the goodwill impairment charge) was lower than the statutory rate primarily due to Section 45 refined coal tax credits (which are different from the Section 45K tax credits discussed above) related to several coal cleaning facilities that we own and operate. We believe it is more likely than not that the refined coal produced at many of these facilities qualifies for tax credits pursuant to Section 45 of the Internal Revenue Code, notwithstanding the uncertainties and risks associated with the tax credits, as more fully described in Note 14 to the consolidated financial statements.

Excluding the effect of the tax credits and goodwill impairment charges in both years, our effective tax rate for 2007 and 2008 would have been approximately 39% and 35%, respectively.

Year Ended September 30, 2007 Compared to Year Ended September 30, 2006

The information set forth below compares our operating results for the year ended September 30, 2007 (2007) with operating results for the year ended September 30, 2006 (2006).

Revenue. Total revenue for 2007 increased by approximately 8% to $1.21 billion as compared to $1.12 billion for 2006. The major components of revenue are discussed in the sections below.

Building Products Segment. Sales of building products during 2007 were $544.1 million with a corresponding gross profit of $160.6 million. Sales of building products during 2006 were $573.4 million with a corresponding gross profit of $179.2 million. The decrease in sales in 2007 was due primarily to the effects of the depressed new housing and residential remodeling market which impacted sales across most of our product lines. The industry slowdown also was the primary reason for the decline in gross margin percentage from 2006 to 2007.

CCP Segment. CCP revenues for 2007 were $306.4 million with a corresponding gross profit of $88.8 million. CCP revenues for 2006 were $281.2 million with a corresponding gross profit of $74.8 million. The increase in CCP revenues and in the gross margin percentage in 2007 were due primarily to a combination of continued strong demand for CCPs and upward pricing trends in most concrete markets. The growth in demand for CCPs was due in part to certain regional shortages of portland cement for which CCPs are a substitute. The cement shortages also resulted in increased prices for CCPs in several markets.

Energy Segment. Energy segment revenue consisted primarily of chemical reagent sales, license fee revenue related to our solid alternative fuel technologies, and to a lesser extent, sales of synthetic fuel from two solid alternative fuel production facilities that we owned. The major components of revenue for the energy segment are discussed in the sections below.

As described previously and in Note 14 to the consolidated financial statements, a material amount of our 2007 and prior fiscal year consolidated revenue was derived from license fees and sales of chemical reagents, both of which depended on the ability of licensees and other customers to manufacture and sell qualified synthetic fuel that generated tax credits under Section 45K of the Internal Revenue Code.

Sales of Chemical Reagents. Chemical reagent sales during 2007 were $190.1 million with a corresponding gross profit of $38.5 million. Chemical reagent sales during 2006 were $143.0 million with a corresponding gross profit of $34.9 million. Chemical reagent sales in 2007 were higher than in 2006 primarily due to increased synthetic fuel production by most of our licensees (resulting in increased sales of $32.6 million) and other customers with whom we do not have a license agreement (resulting in increased sales of $14.5 million). We believe there was less concern in 2007 over phase-out of Section 45K tax credits than existed in 2006, due partly to mitigation efforts such as hedging, which resulted in increased synthetic fuel production. The gross margin percentage for 2007 of 20% was lower than the 2006 gross margin percentage of 24% due primarily to increases in the cost of product, which in turn were related to increases in the costs of petroleum-based materials.

License Fees. During 2007, we recognized license fee revenue totaling $112.6 million, an increase of $37.9 million from $74.7 million of license fee revenue recognized during 2006. The amount of license fee revenue recognized during 2006 and 2007 was negatively affected by reduced revenues being recognized for certain licensees whose license agreements called for us to be paid a portion of the Section 45K tax credits earned by the licensee. Due to uncertainties related to phase-out and other licensee-specific factors, revenue recognition was deferred for certain licensees during 2006 and 2007.

Due to publication of the calendar 2006 reference price and the phase-out range for that year, finalization of calendar 2006 phase-out was made possible during the quarter ended June 30, 2007. As a result of the availability of this information and the clarification of other licensee-specific factors, certain calendar 2006 and prior year license fee revenue totaling approximately $31.5 million was recognized in 2007. This amount related to periods ended on or prior to December 31, 2006 and was recognized in 2007 when it met the “fixed or determinable” recognition criterion and it was remote that any negative adjustment would be required in future periods. We applied the same policy in 2007 with regard to the recognition of revenue for calendar 2007 tax credit-based license fees. The final determination of revenue collected pertaining to fiscal and calendar year 2007 did not occur until the calendar 2007 reference price and phase-out range was published in the quarter ended June 30, 2008. Reference is made to our policy disclosures discussed previously.

Other Energy Segment Revenues. The majority of other energy segment revenue was comprised of sales of synthetic fuel, which during 2007 were $45.5 million with a corresponding direct cost of $52.5 million. Sales of synthetic fuel during 2006 were $42.5 million with a corresponding direct cost of $49.2 million. Revenue from the sale of synthetic fuel had a negative gross margin, which was more than compensated for by the income tax credits earned from the sales of the synthetic fuel.

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

Selling, General and Administrative Expenses. These expenses increased $17.6 million, or 13%, to $155.6 million for 2007 from $138.0 million for 2006. The increase in 2007 was due primarily to a $10.9 million increase in payroll and incentive pay at the operating business unit level, a $3.3 million increase in litigation-related costs, and a $2.4 million increase in stock-based compensation. A majority of the increase in payroll costs related to growth initiatives at the operating business unit level, and increased incentive pay related to improved performance at certain operating business units. The increase in litigation costs was due to a net credit recorded in 2006 because of positive developments in certain legal matters. Those developments resulted in reduced likelihood of ultimate legal liability and the reversal of previously expensed litigation costs. The higher stock-based compensation was due to the cancellation of SARs and other stock-based awards in 2007 and the resultant acceleration of expense recognition for unrecognized compensation cost that remained as of the cancellation dates.

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

Income Tax Provision. We recorded income tax provisions with an effective tax rate of approximately 26% in 2006 and 66% in 2007 (24%, exclusive of the $98.0 million goodwill impairment charge, which was not tax-deductible). The effective tax rates are lower than statutory rates primarily due to Section 45K tax credits related to the two coal-based solid alternative fuel facilities that we owned and operated, plus our 19% interest in an entity that owned and operated another alternative fuel facility (see Note 10 to the consolidated financial statements). The alternative fuel produced at these three facilities through December 31, 2007 qualified for tax credits pursuant to Section 45K (formerly Section 29) of the Internal Revenue Code. Excluding the effect of the tax credits in both years and the goodwill impairment charge in 2007, our effective tax rate for 2006 and 2007 would have been approximately 40% and 39%, respectively.

The Section 45K tax credits used in calculating the income tax provision were estimated as of September 30, 2007. While the calendar 2007 phase-out percentage could not be finalized at the time, as of September 30, 2007, the estimated phase-out percentage of 54% represented our best estimate of what the phase-out percentage would be, using available information as of that date. The effect on income taxes of the change in the calendar 2007 phase-out percentage from 54% to the actual percentage for the year was recorded to income tax expense in 2008, when the calendar 2007 actual oil prices and the phase-out range were finalized.

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

Liquidity and Capital Resources

Summary of Cash Flow Activities. Net cash provided by operating activities for the year ended September 30, 2008 (2008) was $123.5 million compared to $150.0 million for the year ended September 30, 2007 (2007). In both 2008 and 2007, the primary investing activities consisted of the purchase of property, plant and equipment and payments for acquisitions. In 2008, financing activities consisted primarily of borrowings and repayments under our revolving credit facility. In 2007, our primary financing activities consisted of the issuance of convertible debt and the repayment of senior debt with those proceeds. More details about our investing and financing activities are provided in the following paragraphs.

Investing Activities. Total expenditures for property, plant and equipment in 2008 were $116.2 million, an increase of $61.2 million over 2007. The largest share of capital expenditures in 2007 was incurred by the building products segment and represented primarily maintenance of operating capacity, rather than expansion of operations. In contrast, in 2008, a majority of total capital expenditures was incurred by the energy segment, in particular for expanding the coal cleaning business. Most of our 2008 and planned 2009 capital expenditures represent expansion of operations, rather than maintenance of operating capacity, primarily due to growth initiatives in the energy segment, particularly the construction of coal cleaning facilities, and in the CCP segment. Our 2009 capital expenditures are currently expected to be approximately $90.0 million.

Capital expenditures are limited by our senior debt covenants to $100.0 million annually; however, in certain circumstances, the unused amount from a fiscal year can be carried forward and used in the subsequent fiscal year. As of September 30, 2007, we had an unused amount of capital expenditures that was able to be carried forward to 2008 which increased the limit for 2008; however, as of September 30, 2008, we had no unused amount available to be carried forward to future periods. As of September 30, 2008, we were committed to spend approximately $41.8 million on capital projects that were in various stages of completion, primarily in the energy segment. In 2008, we realized $13.2 million of proceeds from the sale of property, plant and equipment, most of which represented non-strategic assets in our building products segment. A portion of the proceeds from this sale was used to acquire assets that increased the capacity of our Texas-based concrete block business, enabling us to meet current and projected demand in this line of business.

In 2007, we acquired 100% of the ownership interests of Dutch Quality Stone (DQS), a privately-held company in the building products business. Total consideration paid at the date of acquisition, of approximately $52.9 million, consisted primarily of cash. An additional $19.0 million was paid in 2008, based on earnings of DQS for the 12-month period ended September 30, 2007 that exceeded an agreed-upon threshold. In 2008, we acquired certain assets and assumed certain liabilities of a privately-held company in the building products industry. Total consideration for this acquisition was approximately $16.1 million, of which $5.0 million was paid in cash at the date of acquisition. The remaining balance is payable in 2009. Pursuant to contractual terms for some small 2006 acquisitions, additional amounts may be payable in the future, based on the achievement of stipulated revenue or earnings targets for periods ending no later than March 2010. At the current time, we do not believe that any such payments will be material.

We are required to periodically test for goodwill impairment, at least annually, or sooner if evidence of possible impairment arises. As a result of the depressed new housing and residential remodeling market, we recorded non-cash goodwill impairment charges of $98.0 million and $205.0 million in 2007 and 2008, respectively.

We intend to continue to expand our business through growth of existing operations, commercialization of technologies currently being developed, and possible strategic acquisitions of products or entities that expand our current operating platform. Acquisitions have historically been an important part of our long-term business strategy. We routinely review potential acquisitions, including those in the areas of building products, CCP marketing, and coal and catalyst technologies. It is possible that some portion of future cash and cash equivalents and/or proceeds from the issuance of stock or debt could be used to fund acquisitions of complementary businesses in the building products, CCP and energy industries; however, because of cash flow considerations and current events affecting the debt and equity markets, we do not currently anticipate any significant acquisitions in 2009. Our senior secured credit agreement limits acquisitions in the aggregate to $50.0 million of cash consideration and $20.0 million of non-cash consideration annually, with no more than $30.0 million of cash consideration for any one acquisition. If our “total leverage ratio,” as defined, is less than or equal to 3.50:1.0, after giving effect to an acquisition, these limitations do not apply. The senior secured credit agreement also limits the amount we can invest in joint ventures and other less than 100%-owned entities.

We have invested in several joint ventures which are accounted for using the equity method of accounting, but do not currently have plans to significantly increase our investments in those entities.

Financing Activities. In 2008, we had net proceeds of $33.4 million from the issuance of long-term debt, representing borrowings from our senior revolving credit facility of $35.0 million less debt issue costs of $1.6 million. The debt issue costs were incurred to obtain an amendment of our senior secured credit facility. All of the borrowings under our senior revolving credit facility were repaid as of September 30, 2008 and in addition we prepaid $10.0 million of our outstanding senior secured debt in 2008. We have no long-term debt repayments that are due prior to 2011. In 2008, we made treasury stock purchases totaling $14.8 million, near the limit established by our senior secured credit agreement.

In 2007, financing activities consisted of the repayment of long-term debt and, as described in more detail in Note 8 to the consolidated financial statements, the issuance of $160.0 million of 2.50% convertible senior subordinated notes due February 2014. The net proceeds from the issuance of the convertible notes and additional cash on hand were used to repay senior debt and the remaining balance of outstanding notes payable to a bank. We may, in the future, make optional prepayments of senior debt depending on actual cash flows, our current and expected cash requirements and other applicable factors we deem to be significant.

Due to covenants associated with our senior debt, we currently have restrictions on our ability to obtain significant additional amounts of long-term debt. However, we have historically experienced strong positive cash flow from operations which has enabled us to repay a substantial amount of our long-term debt prior to scheduled maturities. While we expect our positive cash flow to continue in the future, our positive cash flow from operations is expected to be lower in 2009 than it was in 2008 and recent years due to the termination of our Section 45K business, as described previously and in Note 14 to the consolidated financial statements, in addition to the continued weakness in the new housing and residential remodeling market. Also, while we have periodically accessed the debt and equity markets in prior years, affordable and available additional debt and equity may be much more difficult for us to obtain in future periods than in the past, due to less favorable market conditions as well as changes in our business model.

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

In 2008, we obtained an amendment to our senior secured credit agreement to provide additional flexibility for capital leases and sale-leaseback transactions and to temporarily modify certain of the leverage and fixed charge coverage ratios described in more detail in Note 8 to the consolidated financial statements. We are in compliance with all debt covenants as of September 30, 2008. However, given the continuing decrease in building products revenues as a result of the depressed new housing and residential remodeling market and the termination of our Section 45K business in the energy segment, combined with the high level of capital expenditures during 2008 and 2009, there is increased risk of noncompliance with certain leverage and fixed charge coverage ratios in future periods, particularly during the six-month period ending March 31, 2009.

Approximately $18.0 million remains available for future offerings of securities under a universal shelf registration statement originally filed in 2002. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering would commence under the registration statement.

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

Working Capital. As of September 30, 2008, our working capital was $124.7 million. Notwithstanding the termination of our Section 45K business as of December 31, 2007 and the resulting impact on cash flow, we currently expect operations to produce positive cash flow in future periods and believe working capital, along with available borrowings under the revolving credit arrangement for our seasonal needs, will be sufficient for operating needs for the next 12 months.

Income Taxes. Historically, our cash requirements for income taxes generally approximated the income tax provision; however, there has often been some lag in paying estimated taxes during a fiscal year due to the seasonality of our operations and because estimated income tax payments are typically based on annualizing the fiscal year’s taxable income based on year-to-date results. Historically, there has also been some lag in realizing cash benefits from the utilization of tax credits due to the interaction of our September 30 fiscal year end and the different fiscal year ends of the entities through which we have received the tax credits. Since fiscal 2006 and continuing through 2008, there has been more variability in the relationship between the income tax provision and income tax payments because the tax provision calculation has been materially dependent upon estimating the phase-out percentage of Section 45K tax credits (see Notes 10 and 14 to the consolidated financial statements).

We expect our effective income tax rate for 2009 and future years to be less than the statutory rate due primarily to the availability of Section 45 refined coal tax credits. These tax credits relate to the coal cleaning facilities that we currently own and operate plus additional facilities that we plan to place in service in 2009. The tax credits are expected to reduce required cash payments for estimated taxes during the year they are earned.

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

Potential Liquidity Risks and Management’s Plans. Most of our potential debt covenant compliance risk relates to compliance with certain leverage and fixed charge coverage ratios in future periods, particularly through the six-month period ending March 31, 2009. The potential risk is primarily a result of declining EBITDA combined with increased levels of capital expenditures as compared to prior periods. EBITDA consists of net income adjusted for net interest expense, income taxes, depreciation and amortization and goodwill impairment, as these items are defined in our senior secured debt agreement. Because our net income has declined significantly from 2007 to 2008, EBITDA has also declined significantly. We currently expect our trailing 12-months EBITDA, which is used to calculate many of the required leverage and fixed coverage ratios, to decrease through December 31, 2008, then level out and to increase beginning in the quarter ending June 30, 2009. Management’s plans to minimize the risk of noncompliance with any debt covenant ratios include the acceleration of operational improvements and cost reduction initiatives and increases in cash flow from operations; the delay, postponement or cancellation of planned capital expenditures; the sale of non-strategic assets; the sale of equity, the proceeds of which would be used to repay long-term debt; additional amendments to our senior secured credit agreement; or restructuring our credit facilities and capitalization.

In addition to the risks of noncompliance with leverage and fixed charge coverage ratios, our $60.0 million revolving credit arrangement expires in September 2009. During 2008, we used this revolver for short-term working capital needs and for stand-by letters of credit, which at September 30, 2008 totaled $9.7 million. We currently expect to use the revolver for seasonal working capital needs and for letters of credit during 2009. Our seasonal working capital needs should decline as coal cleaning operations continue to grow because this business is less seasonal than our building products and CCP businesses. We will evaluate our liquidity needs and the potential replacement of the revolving credit facility.

Our $200.0 million of senior debt is required to be repaid in February 2011 and April 2011 and we currently believe it is likely that the holders of the 2.875% convertible senior subordinated notes due 2016, totaling $172.5 million, could require us to repurchase the notes in June 2011. Management believes that operational improvements and the continued growth in the coal cleaning business will increase cash flow from operations and that this increase, along with the cash flow currently being generated, will provide sufficient funds to retire this maturing debt. Furthermore, as discussed above, we believe there will be additional alternatives to restructure our current credit facilities and capitalization.

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

Contractual Obligations, Commitments and Contingent Liabilities

The following table presents a summary of our contractual obligations by period as of September 30, 2008.

	Payments due by Fiscal Year
(in millions)	Total	2009	2010 - 2011	2012 - 2013	After 2013
Senior secured debt	$200.0	$—	$200.0	$—	$—
Convertible senior subordinated notes	332.5	—	—	—	332.5

Total long-term debt	532.5	—	200.0	—	332.5

Interest payments on long-term debt	101.0	25.5	43.0	17.9	14.6
Operating lease obligations	93.5	27.3	39.0	19.4	7.8
Unconditional purchase obligations	63.8	17.6	29.2	11.8	5.2
Capital expenditures	41.8	41.8	—	—	—
Acquisition related liabilities	14.4	14.4	—	—	—
Other long-term obligations	19.0	6.7	4.5	3.5	4.3

Total contractual cash obligations	$866.0	$133.3	$315.7	$52.6	$364.4

Future maturities of long-term debt as of September 30, 2008 are shown in the table above using the contractually required repayment dates. As noted previously, the holders of the 2.875% convertible senior subordinated notes due June 2016, totaling $172.5 million, have the right to require us to repurchase all or a portion of the notes on June 1, 2011. We currently believe it is likely that the holders of the notes could require us to repurchase the notes at that time. If all of the holders of the convertible notes required us to repurchase the notes in June 2011 instead of June 2016, the total contractual obligations in the table above would change to $483.9 million in years 2010-2011 and $191.9 million in years after 2013.

Future interest payments on our variable rate senior secured debt as shown in the table above were calculated based on the actual interest rate in effect as of September 30, 2008.

As described in Note 8 to the consolidated financial statements, our senior debt credit facility provides for up to $60.0 million of borrowings under a revolving credit arrangement. Borrowings and reborrowings of any available portion of the $60.0 million revolver can be made at any time through September 2009, when all loans must be repaid and the revolving credit arrangement terminates. There were no borrowings outstanding under the revolving credit arrangement as of September 30, 2008. The credit agreement also allows for the issuance of letters of credit, provided there is capacity under the $60.0 million revolver. As of September 30, 2008, stand-by letters of credit totaling approximately $9.7 million were outstanding, with expiration dates ranging from December 2008 to September 2009.

As of September 30, 2008, we had approximately $18.4 million of unrecognized tax benefits, net of an $11.2 million refund claim related to an uncertain tax position. Due to the number of years under audit and the matters being examined, at the current time, an estimate of the range of reasonably possible outcomes cannot be made (beyond amounts currently accrued), nor can we reliably estimate the timing of any potential payments.

During 2006, we acquired certain assets and assumed certain liabilities of several privately-held companies in the building products industry. Pursuant to contractual terms for some of the acquisitions, additional amounts may be payable in the future, based on the achievement of stipulated revenue or earnings targets for periods ending no later than March 2010. At the current time, we do not believe that any such payments will be material.

Reference is made to the caption “Compensation Arrangements” in Note 14 to the consolidated financial statements for a detailed discussion of potential commitments to certain officers and employees under employment agreements, long-term incentive cash bonus awards, executive change in control agreements, and performance unit awards. Amounts in addition to those included in the table above could become obligations under the terms of these agreements, depending upon the future events described in Note 14.

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

Historically, costs paid to outside legal counsel for litigation have comprised a majority of our litigation-related costs. During 2008, we incurred approximately $1.8 million of expense for legal matters, which consisted primarily of costs for outside legal counsel. We currently believe the range of potential loss for all unresolved matters, excluding costs for outside counsel, is from $1.0 million up to the amounts sought by claimants and have recorded a total liability as of September 30, 2008 of $1.0 million. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Our outside counsel currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability to us. It is not possible to estimate what litigation-related costs will be in future periods.

The matters discussed in Note 14 raise difficult and complex legal and factual issues, and the resolution of these issues is subject to many uncertainties, including the facts and circumstances of each case, the jurisdiction in which each case is brought, and the future decisions of juries, judges, and arbitrators. Therefore, although management believes that the claims asserted against us in the named cases lack merit, there is a possibility of material losses in excess of the amounts accrued if one or more of the cases were to be determined adversely against us for a substantial amount of the damages asserted. It is possible that a change in the estimates of probable liability could occur, and the changes could be material. Additionally, as with any litigation, these proceedings require that we incur substantial costs, including attorneys’ fees, managerial time and other personnel resources, in pursuing resolution.

Recent Accounting Pronouncements

Reference is made to Note 2 to the consolidated financial statements for a discussion of accounting pronouncements that have been recently issued which we have not yet adopted.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to financial market risks, primarily related to changes in interest rates and certain foreign currencies. We do not use derivative financial instruments for speculative or trading purposes. We have entered into certain hedge transactions in the past, primarily to limit our variable interest rate exposure, but there are no such hedges outstanding as of September 30, 2008. The Blue Flint joint venture has derivatives in place related to variable interest rates and commodities.

As described in more detail in Note 8 to the consolidated financial statements, our senior debt, which totaled $200.0 million as of September 30, 2008, bears interest at a variable-rate. Accordingly, assuming no change in the amount of senior debt outstanding, a change in the interest rate of 1% would change our interest expense by $2.0 million during the 12 months ending September 30, 2009.

We have limited operations in foreign jurisdictions. However, one of our joint ventures with Evonik Industries AG owns a hydrogen peroxide business located in South Korea. This joint venture has € 25.0 million (approximately $36.0 million at September 30, 2008) of long-term debt along with other obligations denominated in Euros. Because the debt and other obligations are payable in a currency different from the Korean Won, the joint venture’s functional currency, they must be remeasured into Korean Won at the end of each reporting period based on then current exchange rates, with the impact recorded in earnings. As a result of this requirement, the joint venture is subject to foreign currency exchange rate movements. During the year ended September 30, 2008 the joint venture recorded foreign currency exchange losses of which $6.6 million has been included in our results of operations. As of September 30, 2008, a change in the relationship between the Euro and Korean Won of 10% would result in a gain or loss of approximately $1.8 million for us.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of September 30, 2008, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2008 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of our financial statements.

Our management has assessed the effectiveness of internal control over financial reporting as of September 30, 2008 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework.” Based on that assessment, management believes that our internal control over financial reporting was effective as of September 30, 2008.

Ernst & Young LLP, the independent registered public accounting firm which audits our consolidated financial statements, has issued the following attestation report on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Headwaters Incorporated

We have audited Headwaters Incorporated’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Headwaters Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Headwaters Incorporated maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Headwaters Incorporated as of September 30, 2007 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008 and our report dated November 19, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah November 19, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The applicable information to be set forth under the captions “Executive Officers,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 1—Election of Directors” in our Proxy Statement to be filed in January 2009 for the Annual Meeting of Stockholders to be held in 2009 (the “Proxy Statement”), is incorporated herein by reference.

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

3. Listing of Exhibits

For convenience, the name Headwaters is used throughout this listing although in some cases the name Covol was used in the original instrument.

Exhibit No.	Description	Location
3.1.9	Amended and Restated Certificate of Incorporation of Headwaters dated 1 March 2005	(11)

3.2.5	Amended and Restated By-Laws of Headwaters	(16)

4.0	Indenture dated as of June 1, 2004 between Headwaters and Wells Fargo Bank, as Trustee, relating to 2-7/8% Convertible Senior Subordinated Notes due 2016 (originally filed as Exhibit No. 10.87)	(5)

4.1	Indenture dated as of January 22, 2007 between Headwaters and Wells Fargo Bank, as Trustee, relating to 2.50% Convertible Senior Subordinated Notes due 2014	(18)

4.3	Letter Agreement dated as of January 16, 2007 between Headwaters and JP Morgan Chase Bank	(18)

4.4	Letter Agreement dated as of January 16, 2007 between Headwaters and JP Morgan Chase Bank	(18)

10.60	Employment Agreement with Kirk A. Benson dated August 25, 2005	(12)

10.60.1	First Amendment to Employment Agreement with Kirk A. Benson dated September 25, 2007	*

10.60.2	Second Amendment to Employment Agreement with Kirk A. Benson dated November 3, 2008 (originally filed as Exhibit No. 10.60.1)	(23)

10.86	Securities Purchase Agreement by and among Eldorado Stone Holdings Co., LP, et al. and Headwaters dated April 21, 2004	(4)

Exhibit No.	Description	Location
10.89	Agreement and Plan of Merger by and among Headwaters Incorporated, Headwaters T Acquisition Corp., and Tapco Holdings, Inc., dated as of September 8, 2004	(6)

10.91	Credit Agreement among Headwaters and various lenders dated September 8, 2004	(7)

10.93	Amendment No. 2 to the Credit Agreement among Headwaters and various lenders dated as of March 14, 2005	(9)

10.93.1	Amendment No. 3 to the Credit Agreement among Headwaters and various lenders dated as of May 19, 2005	(11)

10.93.2	Amendment No. 4 to the Credit Agreement among Headwaters and various lenders dated as of October 26, 2005	(13)

10.93.3	Amendment No. 5 to the Credit Agreement among Headwaters and various lenders dated as of June 27, 2006	(14)

10.93.4	Amendment No. 6 to the Credit Agreement among Headwaters and various lenders dated as of August 30, 2006	(15)

10.93.5	Amendment No. 7 to the Credit Agreement among Headwaters and various lenders dated as of January 12, 2007	(17)

10.93.6	Amendment No. 8 to the Credit Agreement among Headwaters and various lenders dated as of August 15, 2008	(22)

10.96	Employment agreement with Steven G. Stewart dated October 26, 2007	(19)

12	Computation of ratio of earnings to combined fixed charges and preferred stock dividends	*

14	Code of Ethics	(10)

21	List of Subsidiaries of Headwaters	*

23.1	Consent of Ernst & Young LLP	*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	*

99.1	2000 Employee Stock Purchase Plan, as Amended and Restated Effective 20 November 2007	(21)

99.2	1995 Stock Option Plan (originally designated as Exhibit No. 10.5)	(1)

99.2.1	First Amendment to the 1995 Stock Option Plan (originally designated as Exhibit 10.5.1)	(1)

99.2.2	1996 Stock Option Agreement	(2)

99.2.3	1998 Stock Option Agreement	(2)

99.2.4	2001 Stock Option Agreement	(2)

99.2.5	2002 Stock Option Agreement	(2)

99.4	2002 Stock Incentive Plan	(7)

99.7	2003 Stock Incentive Plan	(3)

99.10	Long Term Incentive Compensation Plan (Effective March 1, 2005)	(8)

99.11	Nominating and Corporate Governance Committee Charter, dated April 25, 2005	(10)

Exhibit No.	Description	Location
99.12	Audit Committee Charter, dated March 9, 2005	(10)

99.13	Compensation Committee Charter, dated March 9, 2005	(10)

99.16	Form of 2006 Long-Term Incentive Cash Bonus Agreement	(14)

99.17	Form of 2006 Executive Change in Control Agreement	(14)

99.18	Amended Deferred Compensation Plan	(20)

99.20	Stock Appreciation Right Agreement (November 2007)	(21)

99.20.1	Form of Notice of Stock Appreciation Right Grant (November 2007)	(21)

99.21	Restricted Stock Award Agreement (November 2007)	(21)

99.21.1	Form of Restricted Stock Award Grant Notice (November 2007)	(21)

99.22	Short-Term Incentive Bonus Plan, As Amended and Restated Effective 1 October 2007	(21)

99.23	Broad-Based Management Bonus Plan, As Amended and Restated Effective 1 October 2007	(21)

99.24	Form of Common Stock Certificate	*

*	Filed herewith.

Unless another exhibit number is indicated as the exhibit number for the exhibit as “originally filed,” the exhibit number in the filing in which any exhibit was originally filed and to which reference is made hereby is the same as the exhibit number assigned herein to the exhibit.

(1)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Registration Statement on Form 10, filed February 26, 1996.
(2)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Annual Report on Form 10-K, for the fiscal year ended September 30, 2002.
(3)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Quarterly Report on Form 10-Q, for the quarter ended December 31, 2002.
(4)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K/A, for the event dated April 21, 2004, filed December 7, 2004.
(5)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K/A, for the event dated July 7, 2004, filed December 7, 2004.
(6)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K/A, for the event dated September 8, filed December 13, 2004.
(7)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Annual Report on Form 10-K, for the fiscal year ended September 30, 2004.
(8)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated March 1, 2005, filed March 3, 2005.
(9)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated March 14, 2005, filed March 17, 2005.
(10)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 2005.
(11)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated May 27, 2005, filed June 1, 2005.
(12)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated August 25, 2005, filed August 29, 2005.
(13)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated November 8, 2005, filed November 8, 2005.

(14)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Quarterly Report on Form 10-Q, for the quarter ended June 30, 2006.
(15)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated August 30, 2006, filed September 1, 2006.
(16)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Annual Report on Form 10-K, for the fiscal year ended September 30, 2006.
(17)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated January 12, 2007, filed January 16, 2007.
(18)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated January 22, 2007, filed January 22, 2007.
(19)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated October 26, 2007, filed October 30, 2007.
(20)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Annual Report on Form 10-K, for the fiscal year ended September 30, 2007.
(21)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Quarterly Report on Form 10-Q, for the quarter ended December 31, 2007.
(22)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated August 15, 2008, filed August 18, 2008.
(23)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated November 3, 2008, filed November 4, 2008.

(b)	Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report. See Item 15 (a) 3 above.

(c)	Financial Statement Schedules

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

Date: November 21, 2008

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

SIGNATURE	TITLE	DATE

/s/ KIRK A. BENSON Kirk A. Benson	Director and Chief Executive Officer (Principal Executive Officer)	November 21, 2008

/s/ STEVEN G. STEWART Steven G. Stewart	Chief Financial Officer (Principal Financial and Accounting Officer)	November 21, 2008

/s/ JAMES A. HERICKHOFF James A. Herickhoff	Director	November 21, 2008

/s/ RAYMOND J. WELLER Raymond J. Weller	Director	November 21, 2008

/s/ E. J. “JAKE” GARN E. J. “Jake” Garn	Director	November 21, 2008

/s/ R SAM CHRISTENSEN R Sam Christensen	Director	November 21, 2008

/s/ WILLIAM S. DICKINSON William S. Dickinson	Director	November 21, 2008

/s/ MALYN K. MALQUIST Malyn K. Malquist	Director	November 21, 2008

/s/ BLAKE O. FISHER, JR. Blake O. Fisher, Jr.	Director	November 21, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Headwaters Incorporated

We have audited the accompanying consolidated balance sheets of Headwaters Incorporated as of September 30, 2007 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Headwaters Incorporated at September 30, 2007 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 10 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” effective October 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Headwaters Incorporated’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 19, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah November 19, 2008

HEADWATERS INCORPORATED

CONSOLIDATED BALANCE SHEETS

	As of September 30,
(in thousands, except par value)	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$55,787	$21,637
Trade receivables, net	188,334	117,595
Inventories	53,201	53,068
Current and deferred income taxes	30,171	37,518
Other	20,903	10,568

Total current assets	348,396	240,386

Property, plant and equipment, net	225,700	304,835

Other assets:
Intangible assets, net	238,144	226,168
Goodwill	787,161	582,111
Other	56,488	48,486

Total other assets	1,081,793	856,765

Total assets	$1,655,889	$1,401,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,379	$27,688
Accrued personnel costs	37,539	29,873
Accrued income taxes	4,584	—
Other accrued liabilities	103,500	58,168

Total current liabilities	185,002	115,729

Long-term liabilities:
Long-term debt	542,500	532,500
Deferred income taxes	91,721	87,026
Unrecognized income tax benefits	—	18,441
Other	6,416	16,738

Total long-term liabilities	640,637	654,705

Total liabilities	825,639	770,434

Stockholders’ equity:
Common stock, $0.001 par value; authorized 100,000 shares; issued and outstanding: 42,365 shares at September 30, 2007 (including 138 shares held in treasury) and 42,035 shares at September 30, 2008 (including 564 shares held in treasury)	42	42
Capital in excess of par value	511,496	509,977
Retained earnings	319,920	130,394
Treasury stock and other	(1,208)	(8,861)

Total stockholders’ equity	830,250	631,552

Total liabilities and stockholders’ equity	$1,655,889	$1,401,986

See accompanying notes.

HEADWATERS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
(in thousands, except per-share data)	2006	2007	2008
Revenue:
Building products	$573,390	$544,087	$457,008
Coal combustion products	281,213	306,394	313,373
Energy	266,784	357,363	116,023

Total revenue	1,121,387	1,207,844	886,404

Cost of revenue:
Building products	394,141	383,505	337,315
Coal combustion products	206,372	217,619	226,077
Energy	163,352	212,152	90,201

Total cost of revenue	763,865	813,276	653,593

Gross profit	357,522	394,568	232,811

Operating expenses:
Amortization	24,273	22,885	22,396
Research and development	13,478	17,744	14,996
Selling, general and administrative	137,968	155,597	143,300
Goodwill impairment	—	98,000	205,000

Total operating expenses	175,719	294,226	385,692

Operating income (loss)	181,803	100,342	(152,881)

Other income (expense):
Net interest expense	(34,049)	(31,061)	(23,801)
Other, net	(9,938)	(10,940)	6,499

Total other income (expense), net	(43,987)	(42,001)	(17,302)

Income (loss) before income taxes	137,816	58,341	(170,183)

Income tax benefit (provision)	(35,758)	(38,287)	503

Net income (loss)	$102,058	$20,054	$(169,680)

Basic earnings (loss) per share	$2.44	$0.48	$(4.10)

Diluted earnings (loss) per share	$2.19	$0.47	$(4.10)

See accompanying notes.

HEADWATERS INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Capital in excess of par value	Retained earnings	Treasury stock, at cost	Other	Total stockholders’ equity
(in thousands)	Shares	Amount
Balances as of September 30, 2005	41,842	$42	$489,602	$197,808	$(2,419)	$1,280	$686,313
Exercise of stock options and stock appreciation rights	462	—	6,377				6,377
Tax benefit from exercise of stock options and stock appreciation rights, net of reversals pertaining to prior periods			(2,799)				(2,799)
93 shares of treasury stock transferred to employee stock purchase plan, at cost			2,073		264		2,337
Stock-based compensation	2	—	7,012				7,012
Other comprehensive income (loss), net of taxes—unrealized loss on cash flow hedges						(340)	(340)
Net income for the year ended September 30, 2006				102,058			102,058

Balances as of September 30, 2006	42,306	42	502,265	299,866	(2,155)	940	800,958
Exercise of stock options	53	—	477				477
116 shares of treasury stock transferred to employee stock purchase plan, at cost			1,152		932		2,084
Stock-based compensation	6	—	10,060				10,060
Reduction of deferred tax assets related to cancellation of stock-based awards			(6,815)				(6,815)
Convertible note hedge and related warrants, net			(11,830)				(11,830)
Deferred taxes on convertible note hedge			16,187				16,187
Other comprehensive income (loss), net of taxes—cash flow hedges and foreign currency translation adjustments						(925)	(925)
Net income for the year ended September 30, 2007				20,054			20,054

Balances as of September 30, 2007	42,365	42	511,496	319,920	(1,223)	15	830,250
Purchase of 1,205 shares of treasury stock, at cost					(14,841)		(14,841)
Cancellation of 623 shares of treasury stock	(623)	—	(7,335)		7,335		—
156 shares of treasury stock transferred to employee stock purchase plan, at cost			177		1,448		1,625
Issuance of restricted stock, net of cancellations	206	—					—
Exercise of stock options	87	—	274				274
Stock-based compensation			5,365				5,365
Other comprehensive income (loss), net of taxes—cash flow hedge and foreign currency translation adjustments						(1,595)	(1,595)
Cumulative effect of change in accounting for uncertain tax positions—adoption of FIN 48				(19,846)			(19,846)
Net loss for the year ended September 30, 2008				(169,680)			(169,680)

Balances as of September 30, 2008	42,035	$42	$509,977	$130,394	$(7,281)	$(1,580)	$631,552

See accompanying notes.

HEADWATERS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
(in thousands)	2006	2007	2008
Cash flows from operating activities:
Net income (loss)	$102,058	$20,054	$(169,680)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	—	98,000	205,000
Depreciation and amortization	63,669	72,199	68,884
Stock-based compensation expense	7,012	10,060	5,297
Interest expense related to amortization of debt issue costs	2,843	5,318	2,773
Net losses of unconsolidated joint ventures	497	895	8,309
Amortization of non-refundable license fees	(22,067)	(22,067)	(5,517)
Deferred income taxes	(9,497)	691	6,168
Net loss (gain) on disposition of property, plant and equipment	2,512	2,322	(7,091)
Decrease (increase) in trade receivables	42,935	(54,401)	70,739
Decrease (increase) in inventories	(1,229)	9,929	2,650
Increase (decrease) in accounts payable and accrued liabilities	(30,408)	21,241	(49,390)
Other changes in operating assets and liabilities, net	64,904	(14,268)	(14,654)

Net cash provided by operating activities	223,229	149,973	123,488

Cash flows from investing activities:
Purchase of property, plant and equipment	(59,935)	(54,986)	(116,201)
Proceeds from disposition of property, plant and equipment	1,286	597	13,204
Payments for acquisitions, net of cash acquired	(17,248)	(50,219)	(24,000)
Investments in joint ventures	(27,451)	(1,320)	(247)
Net decrease (increase) in other assets	(1,176)	23	(5,827)

Net cash used in investing activities	(104,524)	(105,905)	(133,071)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	(204)	154,424	33,375
Payments on long-term debt	(58,931)	(212,587)	(45,000)
Treasury stock purchases	—	—	(14,841)
Employee stock purchases	2,337	2,084	1,625
Proceeds from exercise of stock options	6,377	477	274
Income tax benefit from exercise of stock options and stock appreciation rights (net of reversals pertaining to prior periods)	(2,799)	—	—
Convertible note hedge and related warrants, net	—	(11,830)	—

Net cash used in financing activities	(53,220)	(67,432)	(24,567)

Net increase (decrease) in cash and cash equivalents	65,485	(23,364)	(34,150)
Cash and cash equivalents, beginning of year	13,666	79,151	55,787

Cash and cash equivalents, end of year	$79,151	$55,787	$21,637

Supplemental schedule of non-cash investing and financing activities:
Purchase of assets in exchange for future obligations	$—	$—	$9,967
Net increase in accrued liabilities for acquisition-related commitments	1,800	24,639	8,250
Cancellation of treasury stock	—	—	7,335

Supplemental disclosure of cash flow information:
Cash paid for interest	$34,998	$31,430	$26,113
Cash paid for income taxes	45,701	48,251	16,496

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

1.	Description of Business and Organization

Headwaters Incorporated (Headwaters) is a diversified company incorporated in Delaware, which provides products, technologies and services in three industries: building products, coal combustion products (CCPs) and energy. Headwaters’ vision is to improve sustainability by transforming underutilized resources into valuable products.

The building products segment designs, manufactures, and sells architectural stone, resin-based exterior siding accessories (such as shutters, mounting blocks, and vents), concrete block and other building products. Headwaters believes that many of its branded products have a leading market position. Revenue from Headwaters’ building products businesses are diversified geographically and also by market, including the new housing and residential remodeling markets.

The CCP segment is a nationwide leader in the management and marketing of CCPs, including fly ash used as a substitute for portland cement. Headwaters’ CCP business is comprised of a nationwide storage and distribution network and revenue is diversified geographically and by market.

The energy segment is focused on reducing waste and increasing the value of energy-related feedstocks, primarily in the areas of low-value coal and oil. In coal, Headwaters owns and operates several coal cleaning facilities that remove rock, dirt, and other impurities from waste coal, resulting in higher-value, marketable coal. Headwaters also licensed technology and sold reagents to the coal-based solid alternative fuel industry through December 31, 2007. In oil, Headwaters believes that its heavy oil upgrading technology represents a substantial improvement over current refining technologies. Headwaters’ heavy oil upgrading process uses a liquid catalyst precursor to generate a highly active molecular catalyst to convert low-value residual oil from refining into higher-value distillates that can be further refined into gasoline, diesel and other products.

Headwaters’ fiscal year ends on September 30 and unless otherwise noted, references to years refer to a fiscal year rather than a calendar year.

2.	Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. In accordance with Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities,” as revised, Headwaters is required to consolidate any variable interest entities for which it is the primary beneficiary; however, as of September 30, 2008, there are none that are material. For investments in entities in which Headwaters has a significant influence over operating and financial decisions (generally defined as owning a voting or economic interest of 20% to 50%), Headwaters applies the equity method of accounting. In instances where Headwaters’ investment is less than 20% and significant influence does not exist, investments are carried at cost. All significant intercompany transactions and accounts are eliminated in consolidation.

As described in more detail in Note 13, Headwaters made one acquisition in 2007 and several smaller acquisitions in 2006 and 2008. These entities’ results of operations for the periods from the acquisition dates through September 30, 2008 have been consolidated with Headwaters’ results; their operations prior to the dates of acquisition have not been included in Headwaters’ consolidated results for any period.

Use of Estimates—The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect i) the

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2008

reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and ii) the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Segment Reporting, Major Customers and Other Concentrations of Risk—Headwaters operates three business segments, building products, CCPs and energy. Additional information about segments is presented in Note 3. No customer accounted for over 10% of total revenue in any year presented and more than 90% of Headwaters’ revenue is from sales within the United States. Headwaters purchases all of the polypropylene used in its resin-based building products from a single supplier. Management believes that if necessary, the polypropylene could be obtained from other suppliers, although such a change would be disruptive.

Revenue Recognition and Cost of Revenue—Revenue from the sale of building products, CCPs and cleaned coal is recognized upon passage of title to the customer, which coincides with physical delivery and assumption of risk of loss by the customer. Estimated sales rebates, discounts and allowances pertaining to the sale of building products are provided for at the time of sale and are based upon established policies and historical experience. Revenues include transportation charges and shipping and handling fees associated with delivering products and materials to customers when the transportation or shipping and handling is contractually provided for between the customer and Headwaters. Cost of revenue includes shipping and handling fees.

CCP revenues are primarily earned under long-term contracts to dispose of residual materials created by coal-fired electric power generation. Revenues under long-term contracts are recognized concurrently with the removal of material and are based on the volume of material removed at established prices per ton. In compliance with contractual obligations, the cost of CCPs purchased from certain utilities is based on a percentage of the “net revenues” from sale of the CCPs purchased. Costs also include landfill fees and transportation charges to deliver non-marketable CCPs to landfills.

Through December 31, 2007, Headwaters licensed its technologies to the owners of 28 coal-based solid alternative fuel facilities from which Headwaters earned license fees and/or revenue from the sale of chemical reagents. Non-refundable advance license fees and royalty payments were also received from certain licensees under various terms and conditions. These non-refundable license fees and royalties were deferred and recognized on a straight-line basis through December 31, 2007, the period covered by the related license and royalty agreements and the expiration date of Section 45K tax credits. Recurring license fees or royalty payments were recognized in the period when earned, which coincided with the sale of alternative fuel by Headwaters’ licensees, provided standard revenue recognition criteria such as amounts being “fixed or determinable” were met. In certain instances, Headwaters was required to pay to third parties a portion of license fees received or cash proceeds from the sale of chemical reagents. In such cases, Headwaters recorded the net proceeds as revenue. Revenue from the sale of chemical reagents was recognized upon delivery of product and assumption of the risk of loss by the licensee or non-licensee customer.

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

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2008

Inventories—Inventories are stated at the lower of cost or market (net realizable value). Cost includes direct material, transportation, direct labor and allocations of manufacturing overhead costs and is determined primarily using the first-in, first-out method.

Property, Plant and Equipment—Property, plant and equipment are recorded at cost. For significant self-constructed assets, cost includes direct labor and interest. Expenditures for major improvements are capitalized; expenditures for maintenance, repairs and minor improvements are charged to expense as incurred. Except for coal rights, assets are depreciated using primarily the straight-line method over their estimated useful lives, limited to the lease terms for improvements to leased assets. Coal rights are amortized using the units-of-production method. Upon the sale or retirement of property, plant and equipment, any gain or loss on disposition is reflected in results of operations (in other income (expense)), and the related asset cost and accumulated depreciation or amortization are removed from the respective accounts.

Intangible Assets and Goodwill—Intangible assets consist primarily of identifiable intangible assets obtained in connection with acquisitions in the current and prior years (see Note 13). Intangible assets are amortized using the straight-line method over their estimated useful lives. Goodwill consists of the excess of the purchase price for businesses acquired over the fair value of assets acquired, net of liabilities assumed. As described in more detail in Note 7, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Accounting for Goodwill and Intangible Assets,” goodwill is not amortized, but is tested at least annually for impairment. Goodwill impairment charges were recorded in 2007 and 2008, as more fully described in Note 7.

Valuation of Long-Lived Assets—Headwaters evaluates the carrying value of long-lived assets, including intangible assets and goodwill, as well as the related amortization periods, to determine whether adjustments to these amounts or to the useful lives are required based on current events and circumstances. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flow from that asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Except for the goodwill impairment charges in 2007 and 2008, there were no material impairment losses recorded for long-lived assets in any of the years presented.

Debt Issue Costs—Debt issue costs represent direct costs incurred for the issuance of long-term debt. These costs are amortized to interest expense over the lives of the respective debt issues using the effective interest method. When debt is repaid early, the portion of unamortized debt issue costs related to the early principal repayment is written off and included in interest expense.

Financial Instruments—Derivatives are recorded in the consolidated balance sheet at fair value, as required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133). Accounting for changes in the fair value of a derivative depends on the intended use of the derivative, which is established at inception. For derivatives designated as cash flow hedges and which meet the effectiveness guidelines of SFAS No. 133, changes in fair value, to the extent effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value of a derivative resulting from ineffectiveness, or an excluded component of the gain or loss, is recognized immediately and is recorded as interest expense.

Headwaters formally documents all hedge transactions at inception of the contract, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2008

undertaking the hedge transaction. This process includes linking the derivatives that are designated as hedges to specific assets, liabilities, firm commitments or forecasted transactions. Headwaters also formally assesses the effectiveness of its hedging instruments on an ongoing basis. Historically, Headwaters has entered into hedge agreements to limit its exposure for interest rate movements and certain commodity price fluctuations. Currently Headwaters has no hedge agreements or other derivatives in place except for those entered into by joint ventures in which Headwaters is a partner.

Asset Retirement Obligations—Headwaters has asset retirement obligations associated with the restoration of certain coal cleaning sites and certain CCP disposal sites. Headwaters records its legal obligations associated with the retirement of long-lived assets in accordance with the requirements of SFAS No. 143, “Accounting for Asset Retirement Obligations.” The fair value of a liability for an asset retirement obligation is recognized in the consolidated financial statements when the asset is placed in service. At such time, the fair value of the liability is estimated using discounted cash flows. In subsequent periods, the retirement obligation is accreted to its estimated future value as of the asset retirement date through charges to operating expenses. An asset equal in value to the retirement obligation is also recorded as a component of the carrying amount of the long-lived asset and is depreciated over the asset’s useful life. As of September 30, 2008, asset retirement obligations totaled approximately $3.0 million.

Income Taxes—Headwaters files a consolidated federal income tax return with substantially all of its subsidiaries. Income taxes are accounted for on an entity-by-entity basis and are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” Headwaters recognizes deferred tax assets or liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in income tax returns. Deferred tax assets or liabilities are determined based upon the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply when the differences are expected to be settled or realized. Deferred income tax assets are periodically reviewed for recoverability based on changing events, and valuation allowances are provided as necessary. Expenses for interest and penalties related to income taxes are classified with the income tax provision.

Research and Development Costs—Research and development costs consist primarily of personnel-related costs and are expensed as incurred.

Advertising Costs—Advertising costs are expensed as incurred, except for the cost of certain materials which are capitalized and amortized to expense as the materials are distributed. Total advertising costs were approximately $11.4 million, $9.1 million and $8.9 million in 2006, 2007 and 2008, respectively.

Warranty Costs—Provision is made for warranty costs at the time of sale, based upon established policies and historical experience. Warranty costs were approximately $0.6 million, $1.6 million and $2.4 million in 2006, 2007 and 2008, respectively.

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

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2008

Stock-Based Compensation—During 2005, Headwaters early adopted the fair value method of accounting for stock-based compensation required by SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R revised SFAS No. 123 and superseded APB 25 and requires companies to expense the value of employee stock options and other equity-based awards. Stock-based compensation expense is reported within the same expense line items as used for cash compensation expense. Due to immateriality, Headwaters has not capitalized any compensation cost as part of the cost of any self-constructed or purchased asset. Excess tax benefits resulting from exercise of stock options and stock appreciation rights (SARs) are reflected in the consolidated statements of changes in stockholders’ equity and cash flows.

Headwaters recognizes compensation expense equal to the grant-date fair value of stock-based awards for all awards expected to vest, over the period during which the related service is rendered by grantees. The fair value of stock-based awards is determined primarily using the Black-Scholes-Merton option pricing model (B-S-M model), developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. Option valuation models require the input of certain subjective assumptions, including expected stock price volatility. For stock-based awards, Headwaters primarily uses the “graded vesting” or accelerated method to allocate compensation expense over the requisite service periods. Estimated forfeiture rates are based largely on historical data and ranged from 1% to 3% from 2006 through 2008, depending on the type of award and the award recipients. As of September 30, 2008, the estimated forfeiture rate for most unvested awards was 3% per year.

Earnings per Share Calculation—Earnings per share (EPS) has been computed based on the weighted-average number of common shares outstanding. Diluted EPS computations reflect the increase in weighted-average common shares outstanding that would result from the assumed exercise of outstanding stock-based awards, calculated using the treasury stock method (as modified by SFAS No. 123R), and the assumed conversion of convertible securities, using the if-converted method, when such stock-based awards or convertible securities are dilutive.

Recent Accounting Pronouncements—In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements,” which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. Headwaters adopted SFAS No. 157 as of October 1, 2008. Headwaters uses fair value measurements to determine the reported amounts of assets acquired and liabilities assumed in purchase transactions (see Note 13), in testing for potential goodwill impairment (see Note 7), for disclosure of the fair value of financial instruments (see Note 9), and elsewhere. It is therefore possible that the implementation of SFAS No. 157 could have a material effect on the reported amounts or disclosures in Headwaters’ consolidated financial statements in future periods.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51.” These new standards will significantly change the accounting for and reporting of business combination transactions and minority interests in financial statements. Headwaters must adopt these standards simultaneously as of October 1, 2009, the beginning of its fiscal 2010 year. The adoption of these standards will have a material effect on the accounting for any business combination consummated thereafter or for any minority interest that exists at that time.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133.” This new standard requires enhanced disclosures about how and

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2008

why an entity uses derivative instruments, how such instruments and related hedged items are accounted for under SFAS No. 133, and how those instruments and items affect an entity’s financial position, financial performance, and cash flows. Headwaters must adopt SFAS No. 161 no later than October 1, 2009. As noted previously, Headwaters has no derivatives outstanding as of September 30, 2008. Accordingly, the adoption of this standard could affect future disclosures related to any derivative instruments or related hedges that are entered into in future periods.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the FSP). The FSP specifies that issuers of convertible debt that can be settled in cash should separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized. The FSP therefore will require different accounting for Headwaters’ 2.50% Convertible Senior Subordinated Notes due 2014 issued in January 2007 (see Note 8) upon adoption of the FSP, which for Headwaters will be October 1, 2009. The provisions of the FSP must be applied retrospectively to all periods presented, or all periods subsequent to January 2007.

The adoption of the FSP will result in a redetermination of the carrying amount of Headwaters’ 2.50% Convertible Debt, calculated by measuring the fair value of a similar debt instrument that does not have the conversion feature, and recording an equity component for the difference between the original proceeds of the debt and the redetermined amount of debt. Any basis difference that arises from this accounting that represents a temporary difference will also require the recording of deferred taxes. The original debt issuance costs will be allocated pro-rata between debt and equity issuance costs and accounted for accordingly. Debt discount recorded as a result of the redetermination of the debt carrying value will be amortized using the interest method and will result in recognition of additional interest cost for all periods subsequent to January 2007. If material, a portion of the increased interest cost will be capitalized, as required by SFAS No. 34, “Capitalization of Interest Cost.” Headwaters currently estimates that the adoption of the FSP will increase reported interest cost by approximately $4.9 million, $8.0 million and $8.8 million in 2007, 2008 and 2009, respectively, and will not have a material affect on interest capitalized in any of these periods.

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

Headwaters currently operates three business segments: building products, CCPs and energy. These segments are managed and evaluated separately by management due to differences in their markets, operations, products and services. Revenues for the building products segment consist of product sales to wholesale and retail distributors, contractors and other users of building products. Revenues for the CCP segment consist primarily of CCP product sales with a small amount of service revenue. Revenues for the energy segment through December 31, 2007 consisted primarily of sales of chemical reagents and license fees related to Headwaters’ former Section 45K business. Beginning January 1, 2008, and for the foreseeable future, revenues for this segment consist primarily of coal sales.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2008

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

	2006
(in thousands)	Building Products	CCPs	Energy	Corporate	Totals
Segment revenue	$573,390	$281,213	$266,784	$—	$1,121,387

Depreciation and amortization	$(44,515)	$(12,665)	$(6,108)	$(381)	$(63,669)

Operating income (loss)	$76,594	$48,538	$80,461	$(23,790)	$181,803

Net interest expense					(34,049)
Other income (expense), net					(9,938)
Income tax provision					(35,758)

Net income					$102,058

Capital expenditures	$32,631	$8,818	$17,963	$523	$59,935

Segment assets	$1,137,533	$307,485	$92,557	$124,154	$1,661,729

	2007
(in thousands)	Building Products	CCPs	Energy	Corporate	Totals
Segment revenue	$544,087	$306,394	$357,363	$—	$1,207,844

Depreciation and amortization	$(49,467)	$(12,850)	$(9,449)	$(433)	$(72,199)

Operating income (loss)	$(45,112)	$60,021	$112,418	$(26,985)	$100,342

Net interest expense					(31,061)
Other income (expense), net					(10,940)
Income tax provision					(38,287)

Net income					$20,054

Capital expenditures	$32,298	$6,092	$16,407	$189	$54,986

Segment assets	$1,082,854	$303,343	$165,606	$104,086	$1,655,889

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2008

	2008
(in thousands)	Building Products	CCPs	Energy	Corporate	Totals
Segment revenue	$457,008	$313,373	$116,023	$—	$886,404

Depreciation and amortization	$(47,519)	$(12,264)	$(8,687)	$(414)	$(68,884)

Operating income (loss)	$(186,530)	$58,974	$(6,798)	$(18,527)	$(152,881)

Net interest expense					(23,801)
Other income (expense), net					6,499
Income tax provision					503

Net loss					$(169,680)

Capital expenditures	$37,301	$7,151	$71,142	$607	$116,201

Segment assets	$860,155	$304,000	$162,680	$75,151	$1,401,986

4.	Receivables

Activity in the trade receivables allowance account was as follows.

(in thousands)	Balance at beginning of year	Charged to expense	Additions from acquisitions	Accounts written off	Balance at end of year
2006	$5,500	$2,989	$—	$(2,973)	$5,516
2007	5,516	2,540	30	(3,448)	4,638
2008	4,638	1,149	100	(2,133)	3,754

5.	Inventories

Inventories consisted of the following at September 30:

(in thousands)	2007	2008
Raw materials	$14,192	$11,239
Finished goods	39,009	41,829

	$53,201	$53,068

6.	Property, Plant and Equipment

Property, plant and equipment consisted of the following at September 30:

(in thousands)	Estimated useful lives	2007	2008
Land and improvements	15 - 40 years	$14,510	$13,558
Coal rights	—	7,236	7,236
Buildings and improvements	2 - 40 years	53,852	85,010
Equipment and vehicles	3 - 30 years	152,606	181,294
Dies and molds	2 - 15 years	67,259	77,707
Construction in progress	—	25,893	64,459

		321,356	429,264
Less accumulated depreciation		(95,656)	(124,429)

Net property, plant and equipment		$225,700	$304,835

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2008

Depreciation expense was approximately $35.7 million, $43.4 million and $45.0 million in 2006, 2007 and 2008, respectively.

7.	Intangible Assets and Goodwill

Intangible Assets—All of Headwaters’ identified intangible assets are being amortized. The following table summarizes the gross carrying amounts and the related accumulated amortization of intangible assets as of September 30:

		2007		2008
(in thousands)	Estimated useful lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
CCP contracts	8 - 20 years	$117,690	$31,718	$117,690	$38,449
Customer relationships	7 1/2 - 15 years	71,503	15,580	77,403	20,826
Trade names	5 - 20 years	68,412	10,614	68,412	14,227
Patents and patented technologies	6 - 19 years	53,469	18,152	54,635	23,354
Other	1 - 15 years	7,411	4,277	6,370	1,486

		$318,485	$80,341	$324,510	$98,342

Total amortization expense related to intangible assets was approximately $24.3 million, $22.9 million and $22.4 million in 2006, 2007 and 2008, respectively. Total estimated annual amortization expense for 2009 through 2013 is shown in the following table.

Year ending September 30:	(in thousands)
2009	$22,990
2010	22,163
2011	21,752
2012	19,984
2013	19,076

Goodwill—Changes in the carrying amount of goodwill, by segment, are as follows for the period September 30, 2006 through September 30, 2008.

(in thousands)	Building Products	CCPs	Energy	Total
Balances as of September 30, 2006	$706,176	$115,998	$4,258	$826,432
Goodwill acquired during the year	59,646	—	—	59,646
Adjustments to previously recorded purchase price	(917)	—	—	(917)
Goodwill impairment	(98,000)	—	—	(98,000)

Balances as of September 30, 2007	$666,905	$115,998	$4,258	$787,161

Goodwill acquired during the year	2,950	—	—	2,950
Adjustments to previously recorded purchase price	(3,000)	—	—	(3,000)
Goodwill impairment	(205,000)	—	—	(205,000)

Balances as of September 30, 2008	$461,855	$115,998	$4,258	$582,111

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2008

The adjustments reflected above represent changes in estimates, primarily related to finalization of purchase price. In accordance with the requirements of SFAS No. 142, Headwaters does not amortize goodwill, all of which relates to acquisitions. SFAS No. 142 requires Headwaters to periodically test for goodwill impairment, at least annually, or sooner if evidence of possible impairment arises. Headwaters performs its annual impairment testing as of June 30, using a two-step process that begins with an estimation of the fair values of the reporting units that have goodwill. Through fiscal 2007, Headwaters had five reporting units with allocated goodwill, three of which were in the building products segment. There is one reporting unit with goodwill in each of the CCPs and energy segments. As a result of changes in the operations and management of the businesses in the building products segment, and in accordance with the requirements contained in SFAS No. 142, SFAS No. 131 and EITF Abstract Topic D-101, “Clarification of Reporting Unit guidance in Paragraph 30 of SFAS No. 142,” commencing with its 2008 fiscal year Headwaters aggregated the three reporting units in the building products segment into one reporting unit for the purpose of goodwill impairment testing.

Step 1 of impairment testing consists of determining and comparing the fair value of a reporting unit to the carrying value of the reporting unit. If step 1 is failed for a reporting unit, indicating a potential impairment, Headwaters is required to complete step 2, which is a more detailed test to calculate the implied fair value of goodwill, and compare that value to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is required to be recorded. Headwaters performed step 1 impairment tests of recorded goodwill as of June 30, 2006, 2007 and 2008. With the exception of the Tapco reporting unit in 2007 and the aggregated building products reporting unit in 2008, the step 1 tests indicated that the fair values of the reporting units, calculated primarily using discounted expected future cash flows, exceeded their carrying values as of the test dates. Accordingly, step 2 of the impairment tests was not required to be performed for those reporting units, and no impairment charges were necessary.

As a result of the depressed new housing and residential remodeling market, the Tapco reporting unit failed step 1 in 2007 and the aggregated building products reporting unit failed step 1 in 2008. This required completion of step 2, which resulted in a determination that Tapco’s goodwill was impaired in 2007 and the building products segment goodwill was impaired in 2008. Accordingly, non-cash impairment charges of $98.0 million and $205.0 million were recorded in 2007 and 2008, respectively. The impairments did not affect Headwaters’ cash position, cash flow from operating activities or senior debt covenant compliance, and will not have any impact on future operations.

8.	Liabilities

Other Accrued Liabilities—Other accrued liabilities consisted of the following at September 30:

(in thousands)	2007	2008
Cost of product received but not yet invoiced	$19,275	$18,059
Acquisition related liabilities	24,094	14,395
Refunds due licensees	11,904	—
Other	48,227	25,714

	$103,500	$58,168

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2008

Long-term Debt—Long-term debt consisted of the following at September 30:

(in thousands)	2007	2008
Senior secured debt	$210,000	$200,000
Convertible senior subordinated notes	332,500	332,500

Total long-term debt	$542,500	$532,500

Senior Secured Credit Agreements—Headwaters’ senior secured credit facility currently consists of a first lien term loan in the amount of $200.0 million. The credit facility also provides for up to $60.0 million of borrowings under a revolving credit arrangement. The first lien term loan is senior in priority to all other debt and with the exception of joint venture assets is secured by all assets of Headwaters. The terms of the credit facility, as currently amended, are described in more detail in the following paragraphs. Headwaters is in compliance with all debt covenants as of September 30, 2008. However, given the continuing decrease in building products revenues as a result of the depressed new housing and residential remodeling market and the termination of Headwaters’ Section 45K business in the energy segment, combined with the high level of capital expenditures during 2008 and 2009, there is increased risk of noncompliance with certain leverage and fixed charge coverage ratios in future periods, particularly during the six-month period ending March 31, 2009.

The first lien term loan bears interest, at Headwaters’ option, at either i) the London Interbank Offered Rate (LIBOR) plus 3.5%, 4.0%, 4.5% or 5.0%, depending on the credit ratings that have been most recently announced for the loans by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s); or ii) the “Base Rate” plus 2.5%, 3.0%, 3.5% or 4.0%, again depending on the credit ratings announced by S&P and Moody’s. Base rate is defined as the higher of the rate announced by Morgan Stanley Senior Funding and the overnight rate charged by the Federal Reserve Bank of New York plus 0.5%. Headwaters’ current rate is LIBOR plus 4.5%. Headwaters can select new LIBOR rates for the first lien term loan for one, two, three or six month periods. The weighted-average interest rate on the first lien term loan was approximately 8.3% at September 30, 2008. Interest on the first lien term loan is generally payable on a quarterly or more frequent basis.

The first lien term loan is repayable $74.8 million in February 2011 and $125.2 million in April 2011, the termination date. There are mandatory prepayments of the first lien term loan in the event of certain asset sales and debt and equity issuances and from “excess cash flow,” as defined in the agreement. Optional prepayments of the first lien term loan are permitted without penalty or premium. Once repaid in full or in part, no reborrowings can be made.

Borrowings under the revolving credit arrangement are generally subject to the terms of the first lien term loan agreement. Borrowings and reborrowings of any available portion of the $60.0 million revolver can be made at any time through September 2009, when all loans must be repaid and the revolving credit arrangement terminates. The fees for the unused portion of the revolving credit arrangement range from 0.5% to 0.75% (depending on Headwaters’ “total leverage ratio,” as defined). During 2008, Headwaters borrowed up to $35.0 million, but as of September 30, 2008 there were no amounts outstanding under the revolving credit arrangement. The credit agreement also allows for the issuance of letters of credit, provided there is capacity under the $60.0 million revolver. As of September 30, 2008, stand-by letters of credit totaling approximately $9.7 million were outstanding, with expiration dates ranging from December 2008 to September 2009.

The credit facility contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset sales and liens, capital

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2008

expenditures in excess of $100.0 million annually (plus, in certain circumstances, the unused amount from the prior fiscal year), and the payment of dividends, among others. In addition, Headwaters must maintain certain leverage and fixed charge coverage ratios, as those terms are defined in the agreements, as follows: i) a total leverage ratio of 4.35:1 or less, increasing to 4.75:1 as of December 31, 2008 through March 31, 2009, then declining over time to 3.5:1 as of December 31, 2009 through the maturity date; ii) a maximum ratio of consolidated funded indebtedness minus subordinated indebtedness to EBITDA of 2.5:1; and iii) a minimum ratio of EBITDA plus rent payments for the four preceding fiscal quarters to scheduled payments of principal and interest on all indebtedness for the next four fiscal quarters of 1.25:1 as of September 30, 2008, 1:1 for the periods ending December 31, 2008 through June 30, 2009, then 1.25:1 for periods ending on or after September 30, 2009.

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

Headwaters may call the notes for redemption at any time prior to June 4, 2011 if the closing common stock price exceeds 130% of the conversion price for 20 trading days in any consecutive 30-day trading period (in which case Headwaters must provide a “make whole” payment of the present value of all remaining interest payments on the redeemed notes through June 1, 2011). Headwaters may redeem any portion of the notes at any time on or after June 4, 2011. In addition, the holders of the notes have the right to require Headwaters to repurchase all or a portion of the notes on June 1, 2011 or if a fundamental change in common stock has occurred, including termination of trading. Subsequent to June 1, 2011, the notes require an additional interest payment equal to 0.40% of the average trading price of the notes if the trading price equals 120% or more of the principal amount of the notes. Headwaters includes the additional shares of common stock contingently issuable under the convertible notes in its diluted EPS calculations on an if-converted basis (see Note 12).

2.50% Convertible Senior Subordinated Notes Due 2014—In fiscal 2007, Headwaters issued $160.0 million of 2.50% convertible senior subordinated notes due February 2014, with interest payable semi-annually. These notes are subordinate to the senior secured debt and rank equally with the 2.875% convertible senior subordinated notes

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2008

due 2016 described above, and any future senior subordinated debt. The conversion rate for the notes is 33.9236 shares per $1,000 principal amount ($29.48 conversion price), subject to adjustment. Upon conversion, Headwaters will pay cash up to the principal amount of the notes, and shares of common stock to the extent the price of Headwaters’ common stock exceeds the conversion price during a 20-trading-day observation period. The conversion rate is adjusted for certain corporate transactions referred to as “fundamental changes.” As described in more detail in Note 1, the accounting for these notes will change upon adoption of FSP No. APB 14-1 in October 2009.

The notes are convertible at the option of the holders prior to December 1, 2013 if any of the following criteria are met: 1) during any fiscal quarter the closing price of Headwaters’ common stock exceeds $38.32 per share for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five-business-day period after any ten-consecutive-trading-day period, the notes trade at less than 98% of the product of the common stock trading price and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the notes; or 3) upon the occurrence of specified corporate transactions. The notes are convertible on or after December 1, 2013 regardless of the foregoing circumstances. Headwaters may not redeem the notes. If Headwaters has a “fundamental change,” holders may require Headwaters to repurchase the notes at a price equal to the principal amount plus any accrued interest.

In connection with the issuance of the notes, Headwaters entered into convertible note hedge and warrant transactions for the purpose of effectively increasing the common stock conversion price for the notes from $29.48 per share to $35.00 per share. The convertible note hedge terminates upon the maturity of the notes or when none of the notes remain outstanding due to conversion or otherwise.

Interest and Debt Maturities—During 2006, Headwaters incurred total interest costs of approximately $37.9 million, including approximately $2.8 million of non-cash interest expense and approximately $1.0 million of interest costs that were capitalized. During 2007, Headwaters incurred total interest costs of approximately $35.0 million, including approximately $5.3 million of non-cash interest expense and approximately $0.8 million of interest costs that were capitalized. During 2008, Headwaters incurred total interest costs of approximately $26.0 million, including approximately $2.8 million of non-cash interest expense and approximately $0.9 million of interest costs that were capitalized. Interest income was approximately $2.9 million, $3.1 million and $1.3 million for 2006, 2007 and 2008, respectively.

The weighted-average interest rate on the face amount of outstanding long-term debt, disregarding amortization of debt issue costs, was approximately 4.5% at September 30, 2007 and 4.8% at September 30, 2008.

Future maturities of long-term debt as of September 30, 2008 are shown in the following table. As noted above, the holders of the 2.875% convertible senior subordinated notes due June 2016, totaling $172.5 million, have the right to require Headwaters to repurchase all or a portion of the notes on June 1, 2011. Headwaters currently believes it is likely that the holders of the notes could require Headwaters to repurchase the notes at that time. If all of the holders of the convertible notes required Headwaters to repurchase the notes in June 2011 instead of June 2016, the debt maturities in the following table would change to $372.5 million in 2011 and $160.0 million in 2016.

Year ending September 30,	(in thousands)
2011	$200,000
2014 - 2016	332,500

Total long-term debt	$532,500

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2008

9.	Fair Value of Financial Instruments

Headwaters’ financial instruments consist primarily of cash and cash equivalents, trade receivables, accounts payable and long-term debt. All of these financial instruments except long-term debt are either carried at fair value in the balance sheets or are short-term in nature. Accordingly, the carrying values for those financial instruments as reflected in the consolidated balance sheets closely approximate their fair values.

Headwaters’ outstanding debt as of September 30, 2007 and 2008 consisted of both fixed-rate debt and variable-rate debt. The fixed-rate debt consisted of both issues of convertible senior subordinated notes. Using market values for this debt, the fair value of all outstanding long-term debt as of September 30, 2007 and 2008 would have been approximately $489.5 million and $465.1 million, respectively, compared to carrying values of $542.5 million and $532.5 million, respectively.

The market values for the convertible senior subordinated notes differ substantially from the carrying values primarily due to the low stated interest rates and changes in Headwaters’ common stock price between the dates of issuance and the balance sheet measurement dates.

10.	Income Taxes

Headwaters recorded income tax provisions with an effective tax rate of approximately 26% in 2006, 66% in 2007 (24%, exclusive of the $98.0 million goodwill impairment charge, which was not tax-deductible) and less than 1% in 2008 (29%, exclusive of the $205.0 million goodwill impairment charge, most of which was not tax-deductible).

The effective tax rates for 2006 and 2007 (disregarding the 2007 goodwill impairment charge) were lower than the statutory rate primarily due to Section 45K tax credits related to two coal-based solid alternative fuel facilities that Headwaters owned and operated, plus Headwaters’ 19% interest in an entity that owned and operated another alternative fuel facility. The alternative fuel produced at these three facilities through December 31, 2007 qualified for tax credits pursuant to Section 45K (formerly Section 29) of the Internal Revenue Code, subject to the uncertainties and other risks associated with the tax credits, all as more fully described in Note 14.

The effective tax rate for 2008 (disregarding the goodwill impairment charge) is lower than the statutory rate primarily due to Section 45 refined coal tax credits (which are different from the Section 45K tax credits discussed elsewhere) related to several coal cleaning facilities that Headwaters owns and operates. Headwaters believes it is more likely than not that the refined coal produced at many of these facilities qualifies for tax credits pursuant to Section 45 of the Internal Revenue Code, notwithstanding the uncertainties and risks associated with the tax credits, as more fully described in Note 14.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2008

The income tax provision consisted of the following for the years ended September 30:

(in thousands)	2006	2007	2008
Current tax provision (benefit):
Federal	$41,692	$33,555	$(9,335)
State	3,431	4,041	(341)

Total current tax provision (benefit)	45,123	37,596	(9,676)

Deferred tax provision (benefit):
Federal	(7,747)	652	9,754
State	(1,618)	39	(581)

Total deferred tax provision (benefit)	(9,365)	691	9,173

Total income tax provision (benefit)	$35,758	$38,287	$(503)

The provision for income taxes differs from the amount computed using the statutory federal income tax rate due to the following:

(in thousands)	2006	2007	2008
Tax provision (benefit) at U.S. statutory rate	$48,236	$20,419	$(59,564)
State income taxes, net of federal tax effect	2,636	2,638	(339)
Goodwill impairment	—	34,300	60,149
Estimated tax credits	(19,187)	(22,742)	(1,985)
Tax audit contingencies	3,621	(1,901)	800
Nondeductible expenses	355	556	218
Change in prior years’ estimates	(331)	1,996	(49)
Cancellation of stock-based awards	—	2,964	—
Other	428	57	267

Income tax provision (benefit)	$35,758	$38,287	$(503)

As of September 30, 2008, Headwaters had deferred tax assets related to U.S., state and non-U.S. net operating loss (NOL) and capital loss carryforwards totaling approximately $7.8 million. Headwaters has established a valuation allowance for most of this amount. A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. Because the realization of the deferred tax assets related to these NOLs and capital losses is dependent upon future income or capital gains related to domestic and foreign jurisdictional operations that have historically generated losses, management determined that it is not “more likely than not” that these NOLs and capital losses will be realized and therefore, a valuation allowance is required. The U.S. and state NOLs and capital losses expire from 2010 to 2028. Substantially all of the non-U.S. NOLs do not expire.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2008

The components of Headwaters’ deferred income tax assets and liabilities were as follows as of September 30:

(in thousands)	2007	2008
Deferred tax assets:
Convertible note hedge	$14,963	$13,104
Tax credit carryforwards	10,901	1,336
Reserves and allowances	8,387	6,611
Estimated liabilities	8,174	13,502
Stock-based compensation	6,634	7,643
Intangible asset basis differences	5,564	—
Deferred license fee revenue	1,918	899
NOL and capital loss carryforwards	5,140	7,802
Valuation allowance related to NOL and capital loss carryforwards	(4,855)	(4,823)
Other	434	1,492

Total deferred tax assets	57,260	47,566

Deferred tax liabilities:
Intangible asset basis differences	(87,744)	(77,392)
Property, plant and equipment basis differences	(18,978)	(25,023)
Interest on convertible senior subordinated notes	(12,088)	(16,450)

Total deferred tax liabilities	(118,810)	(118,865)

Net deferred tax liability	$(61,550)	$(71,299)

The FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48) in July 2006. This interpretation prescribes a consistent financial reporting recognition threshold and measurement standard, as well as criteria for subsequently recognizing, derecognizing and measuring tax positions taken or expected to be taken in a tax return. FIN 48 also requires expanded disclosures with respect to the uncertainty in income taxes. Headwaters adopted FIN 48 effective as of October 1, 2007, the beginning of the 2008 fiscal year, with a cumulative adjustment to decrease retained earnings and increase income tax liabilities for unrecognized income tax benefits by approximately $19.8 million, which included $2.9 million for interest and penalties. Certain reclassifications of deferred income taxes as of September 30, 2007 were also made to conform to the presentation requirements of FIN 48, but these were not material. A reconciliation of the change in the amount of gross unrecognized income tax benefits during 2008 is as follows.

(in thousands)
Gross unrecognized income tax benefits as of October 1, 2007	$32,584
Changes based on tax positions related to the current year	632
Increases for tax positions related to prior years	7,106
Reductions for tax positions related to prior years	(10,736)

Gross unrecognized income tax benefits as of September 30, 2008	$29,586

Headwaters recognizes accrued interest and potential penalties related to all income tax liabilities, including unrecognized income tax benefits, in income tax expense. During 2008, Headwaters recognized approximately $0.5 million of interest and penalties and as of September 30, 2008, approximately $7.1 million was accrued for the payment of interest and penalties.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2008

As of September 30, 2008, Headwaters had approximately $18.4 million of unrecognized tax benefits, net of an $11.2 million refund claim related to an uncertain tax position. Prior to the adoption of FIN 48, most unrecognized income tax benefits were classified as a current liability. Approximately $25.6 million of gross unrecognized income tax benefits would affect the 2008 effective tax rate if released into income.

The calculation of tax liabilities involves uncertainties in the application of complex tax regulations in multiple jurisdictions. For example, Headwaters is currently under audit by the IRS for the years 2003 through 2006 and has open tax periods subject to examination by both federal and state taxing authorities for the years 2003 through 2008. Headwaters recognizes potential liabilities for anticipated tax audit issues in the U.S. and state tax jurisdictions based on estimates of whether, and the extent to which, additional taxes and interest will be due. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer probable or necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. It is reasonably possible that the amount of Headwaters’ unrecognized income tax benefits will significantly change within the next 12 months. These changes could be the result of Headwaters’ ongoing tax audits or the settlement of outstanding audit issues. However, due to the number of years under audit and the matters being examined, at the current time, an estimate of the range of reasonably possible outcomes cannot be made, beyond amounts currently accrued.

11.	Equity Securities and Stock-Based Compensation

Authorized Stock—Headwaters has 100.0 million shares of authorized common stock and 10.0 million shares of authorized preferred stock. No preferred stock was issued or outstanding as of September 30, 2007 or 2008.

Shelf Registration—Approximately $18.0 million remains available for future offerings of securities under a universal shelf registration statement originally filed in 2002. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering would commence under the registration statement.

Grants and Cancellations of Stock Incentive Awards—During 2005 and prior years, the Compensation Committee of Headwaters’ Board of Directors (the Committee) granted to certain officers and employees stock incentive awards consisting primarily of options for the purchase of Headwaters common stock and stock appreciation rights (SARs). In 2007, the officers and employees who received 2005 SAR grants agreed to voluntarily cancel substantially all of the SARs.

The Committee granted approximately 0.3 million, 0.2 million and 1.2 million options, SARs and restricted shares to directors, officers and employees during 2006, 2007 and 2008, respectively. Subsequent to September 30, 2008, the Committee granted approximately 1.1 million stock-based awards to officers and employees. All stock-based awards for the years 2006 through 2008 and subsequent thereto were granted under existing stock incentive plans, and all options and SARs have an exercise price equal to the fair market value of Headwaters’ common stock on the dates of grant and a contractual term of 10 years. When exercised by grantees, SARs are settled in Headwaters’ common stock.

Stock-Based Compensation—Headwaters early adopted SFAS No. 123R in 2005. Stock-based compensation expense was approximately $7.0 million, $10.1 million and $5.3 million in 2006, 2007 and 2008, respectively. Approximately $3.9 million of the 2007 stock-based compensation resulted from the early

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2008

voluntary cancellation of SARs and other stock-based awards, requiring an acceleration of expense recognition for unrecognized compensation cost that remained as of the cancellation dates. The total income tax benefit recognized for stock-based compensation in the consolidated statements of operations was approximately $2.5 million, $0.5 million and $1.9 million for 2006, 2007 and 2008, respectively.

Valuation Assumptions—The fair values of stock options and SARs have been estimated using the B-S-M model, adjusted where necessary to account for specific terms of awards that the B-S-M model does not have the capability to consider. One such adjustment was used in determining the fair value of SARs which had a cap on allowed appreciation. For these SARs, the output determined by the B-S-M model was reduced by an amount determined by a Quasi-Monte Carlo simulation to reflect the reduction in fair value associated with the appreciation cap.

The following table summarizes the assumptions used in determining the fair values of stock-based awards for the years indicated.

	2006	2007	2008
Expected stock volatility	30% - 35%	35%	35% - 40%
Risk-free interest rates	4.5% - 5.1%	4.6%	2.1% - 4.2%
Expected lives (beyond vest dates)	3.5 years	3.5 years	2.5 - 4 years
Dividend yield	0%	0%	0%

Expected stock price volatility was estimated using primarily historical volatilities of Headwaters’ stock. Implied volatilities of traded options on Headwaters’ stock, volatility predicted by a “Generalized AutoRegressive Conditional Heteroskedasticity” model, and an analysis of volatilities used by other public companies in comparable lines of business to Headwaters were also considered. Risk-free interest rates used were the US Treasury bond yields with terms corresponding to the expected terms of the awards being valued. In estimating expected lives, Headwaters considered the contractual and vesting terms of awards, along with historical experience; however, due to insufficient historical data from which to reliably estimate expected lives, Headwaters used estimates based on the “simplified method” set forth by the SEC in Staff Accounting Bulletins No. 107 and 110, where expected life is estimated by summing the award’s vesting term and the contractual term and dividing that result by two. Insufficient historical data from which to reliably estimate expected lives is expected to exist for the foreseeable future due to different terms associated with awards granted in recent years, along with other factors.

Stock Incentive Plans—As of September 30, 2008, Headwaters had four stock incentive plans (the Plans), three of which have been approved by stockholders. A total of 7.9 million shares of common stock have been reserved for ultimate issuance under the Plans. One of the Plans has expired and awards can no longer be granted under that plan. As of September 30, 2008, options, SARs and other awards for approximately 1.6 million shares of common stock could be granted under the three remaining plans and after the grants made subsequent to September 30, 2008, approximately 0.5 million shares were available for future grants under the Plans.

Headwaters uses newly issued shares to meet its obligations to issue stock when awards are exercised. The Committee, or in its absence, the full Board, administers and interprets the Plans. This Committee is authorized to grant options and other awards both under the Plans and outside of any Plan to eligible employees, officers, directors, and consultants of Headwaters. Terms of awards granted under the Plans, including vesting requirements, are determined by the Committee and historically have varied significantly. Options and other awards granted under the Plans vest over periods ranging from zero to ten years, expire ten years from the date of grant and are not transferable other than by will or by the laws of descent and distribution. Incentive stock option grants must meet the requirements of the Internal Revenue Code.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2008

Stockholder Approval of Equity Compensation Plans—The following table presents information related to stockholder approval of equity compensation plans as of September 30, 2008.

(in thousands)
Plan Category	Maximum shares to be issued upon exercise of options and other awards	Weighted-average exercise price of outstanding options and other awards	Shares remaining available for future issuance under existing equity compensation plans (excluding shares reflected in the first column)
Plans approved by stockholders	2,385	$19.90	1,222
Plans not approved by stockholders	985	19.25	407

Total	3,370	$19.71	1,629

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

Stock Options—The following table summarizes the activity for all of Headwaters’ stock options, including options not granted under the Plans.

(in thousands of shares)	Shares	Weighted- average exercise price	Weighted- average remaining contractual term in years	Aggregate intrinsic value
Outstanding at September 30, 2005	2,793	$18.62
Granted	108	32.80
Exercised	(458)	13.93
Forfeited or expired	(9)	21.59

Outstanding at September 30, 2006	2,434	$20.12	6.5	$13,327

Granted	0	$0
Exercised	(53)	8.93
Forfeited or expired	(11)	12.84

Outstanding at September 30, 2007	2,370	$20.41	5.5	$2,826

Granted	48	$13.57
Exercised	(87)	3.13
Forfeited or expired	(256)	20.33

Outstanding at September 30, 2008	2,075	$20.98	4.8	$1,003

Exercisable at September 30, 2006	2,306	$19.42	6.3	$13,327

Exercisable at September 30, 2007	2,283	$19.94	5.3	$2,826

Exercisable at September 30, 2008	1,982	$20.90	4.7	$1,003

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2008

The weighted-average grant-date fair value (calculated using the B-S-M model) of options granted was $11.91 in 2006 and $5.17 in 2008. The total intrinsic value of options exercised was approximately $9.7 million, $0.7 million and $0.9 million in 2006, 2007 and 2008, respectively.

SARs—The following table summarizes the activity for all of Headwaters’ SARs.

(in thousands of shares)	Shares	Weighted- average threshold price	Weighted- average remaining contractual term in years	Aggregate intrinsic value
Outstanding at September 30, 2005	3008	$32.12
Granted	197	32.51
Exercised	(40)	31.97
Forfeited or expired	(24)	32.12

Outstanding at September 30, 2006	3,141	$32.15	8.6	$0

Granted	234	$22.59
Exercised	0	0
Forfeited or expired	(2,866)	32.03

Outstanding at September 30, 2007	509	$28.42	7.6	$0

Granted	948	$13.65
Exercised	0	0
Forfeited or expired	(162)	27.81

Outstanding at September 30, 2008	1,295	$17.68	8.4	$26

Exercisable at September 30, 2006	1,971	$32.02	8.5	$0

Exercisable at September 30, 2007	124	$33.62	3.4	$0

Exercisable at September 30, 2008	439	$17.77	7.5	$26

The weighted-average grant-date fair value of SARs granted was $14.04, $9.87 and $5.40 in 2006, 2007 and 2008, respectively. The total intrinsic value of SARs exercised was approximately $0.1 million in 2006.

Other Stock-Based Awards and Unrecognized Compensation Cost—In addition to the stock options and SARs reflected in the tables above and including grants made subsequent to September 30, 2008, Headwaters has issued approximately 0.5 million shares of restricted common stock to officers and employees. The restricted stock was issued at no cost to the recipients and vests primarily over an approximate three-year period. Compensation expense equal to the trading price of the stock on the dates of grant is recognized over the vesting periods which also represent the requisite service periods. Headwaters also recognizes compensation expense in connection with its Employee Stock Purchase Plan (ESPP). Compensation expense related to restricted stock and the ESPP was approximately $0.8 million, $0.8 million and $1.4 million in 2006, 2007 and 2008, respectively.

As of September 30, 2008, there was approximately $5.3 million of total compensation cost related to nonvested awards not yet recognized. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.7 years. Due to the grant of stock-based awards subsequent to September 30, 2008 described above, the amount of total compensation cost related to nonvested awards has increased, and the weighted-average period over which compensation cost will be recognized has changed.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2008

12.	Earnings per Share

The following table sets forth the computation of basic and diluted EPS for the years ended September 30:

(in thousands, except per-share data)	2006	2007	2008
Numerator:
Numerator for basic earnings per share—net income (loss)	$102,058	$20,054	$(169,680)
Interest expense related to convertible senior subordinated notes, net of taxes	4,333	—	—

Numerator for diluted earnings per share—net income (loss) plus interest expense related to convertible notes, net of taxes	$106,391	$20,054	$(169,680)

Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	41,868	42,167	41,357
Effect of dilutive securities:
Shares issuable upon exercise of options and SARs	984	361	—
Shares issuable upon conversion of convertible notes	5,750	—	—

Total potential dilutive shares	6,734	361	—

Denominator for diluted earnings per share—weighted-average shares outstanding after assumed exercises and conversions	48,602	42,528	41,357

Basic earnings (loss) per share	$2.44	$0.48	$(4.10)

Diluted earnings (loss) per share	$2.19	$0.47	$(4.10)

Anti-dilutive securities not considered in diluted EPS calculation:
Shares issuable upon conversion of convertible notes	—	5,750	5,750
SARs	1,615	3,203	1,227
Stock options	378	1,143	2,162

In accordance with the requirements of SFAS No. 123R, the diluted EPS calculations above considered all of the following as assumed proceeds in using the treasury stock method to calculate whether and to what extent options and SARs were dilutive: i) the amounts employees must pay upon exercise; plus ii) the average amount of compensation cost during the period, if any, attributed to future service, but not yet recognized; plus iii) the amount of tax benefits, if any, that would be credited to additional paid-in capital if the award were to be exercised.

13.	Acquisitions

2006 Acquisitions—During 2006, Headwaters acquired certain assets and assumed certain liabilities of several privately-held companies in the building products industry. Total consideration paid or accrued for these acquisitions was less than $8.0 million. Pursuant to contractual terms for some of the acquisitions, additional amounts may be payable in the future, based on the achievement of stipulated revenue or earnings targets for periods ending no later than March 2010. At the current time, Headwaters does not believe that any such payments will be material. If future earn-out consideration is paid in excess of amounts accrued for any acquisition, goodwill will be increased accordingly. For all acquisition transactions, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition dates.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2008

Dutch Quality Stone—In 2007, Headwaters acquired 100% of the ownership interests of Dutch Quality Stone (DQS), a privately-held manufacturer of architectural stone siding located in Ohio. DQS provided Headwaters’ building products segment with additional manufacturing capacity and access to technological processes to improve the productivity of architectural stone manufacturing. DQS’ results of operations have been included in Headwaters’ consolidated statements of operations since the date of acquisition. Total consideration paid at the date of acquisition, of approximately $52.9 million, consisted primarily of cash. An additional $19.0 million was paid in 2008, based on earnings of DQS for the 12 month period ended September 30, 2007 that exceeded an agreed-upon threshold.

The DQS acquisition was accounted for using the purchase method of accounting. The consideration paid for DQS was negotiated at arms length and assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The following table sets forth the total consideration paid to acquire DQS.

(in thousands)
Cash paid or payable to DQS owners	$59,416
Cash paid to retire DQS debt and related accrued interest	12,247
Costs directly related to acquisition	195

$71,858

The following table sets forth the allocation of the total consideration paid to the tangible and intangible assets acquired and liabilities assumed.

(in thousands)
Current assets	$3,573
Property, plant and equipment	4,595
Intangible assets acquired:
Trade name (20 years)	4,400
Customer relationships (10 years)	2,600
Non-competition agreements (5 years)	1,000
Goodwill	56,646
Current liabilities	(956)

Net assets acquired	$71,858

DQS produces architectural stone at a low cost and sells through an established distribution network focused in the central United States. DQS employs skilled artisans that craft the molds utilized to produce the architectural stone. Because Headwaters’ building products segment and DQS have similar distribution methods, but little overlap of customers, Headwaters can introduce the DQS product on a nation-wide basis at a low cost. DQS’ commitment to process improvement, technological advances and the synergies possible through similar distribution methods contribute to DQS’ high value and related purchase price. These items, combined with DQS’ growth rate and efficient manufacturing processes, were not separable and, accordingly, contributed to a significant amount of goodwill. $8.0 million of the purchase price was allocated to identifiable intangible assets as shown above. The intangible assets are being amortized over estimated useful lives ranging from five to twenty years, with a combined weighted average life of approximately 15 years. The remaining purchase price not attributable to the tangible and identifiable intangible assets was allocated to goodwill, all of which is tax deductible.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2008

2008 Acquisition—In 2008, Headwaters acquired certain assets and assumed certain liabilities of a privately-held company in the building products industry. Total consideration paid or accrued for this acquisition was approximately $16.1 million. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date.

14.	Commitments and Contingencies

Commitments and contingencies as of September 30, 2008 not disclosed previously, are as follows.

Leases—Rental expense was approximately $30.9 million, $34.4 million and $35.0 million in 2006, 2007 and 2008, respectively. Headwaters has noncancellable operating leases for certain facilities and equipment. Most of these leases have renewal terms and currently are set to expire in various years through 2018.

As of September 30, 2008, minimum rental payments due under these leases are as follows.

Year ending September 30:	(in thousands)
2009	$27,305
2010	22,650
2011	16,307
2012	11,559
2013	7,792
Thereafter	7,817

$93,430

Purchase Commitments—Certain CCP segment contracts with suppliers and other vendors require Headwaters to make minimum purchases of raw materials and transportation services. In addition, one of Headwaters’ building products companies has contracted with suppliers for the future delivery of raw materials through September 2010. Actual purchases under contracts with minimum requirements were approximately $15.4 million, $17.6 million and $19.4 million for 2006, 2007 and 2008, respectively. As of September 30, 2008, minimum future purchase requirements are as follows.

Year ending September 30:	(in thousands)
2009	$17,645
2010	17,013
2011	12,231
2012	6,207
2013	5,634
Thereafter	5,190

$63,920

Compensation Arrangements—Employment Agreements. Headwaters and its subsidiaries have entered into employment agreements with its Chief Executive Officer and several other officers and employees. The agreements have original terms ranging up to five years, many of which are renewable by Headwaters, often for one-year terms. They provide for annual salaries currently ranging from approximately $0.1 million to $0.7 million annually per person. Assuming all agreements set to expire in 2009 are renewed, the annual commitment

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2008

under all employment agreements combined would currently approximate $2.4 million. The aggregate commitment as of September 30, 2008, assuming no renewals, is approximately $2.6 million. Most agreements provide for termination benefits, which vary widely from agreement to agreement.

Long-Term Incentive Cash Bonus Awards. In 2006, Headwaters’ Compensation Committee (the Committee) authorized the grant of long-term incentive cash bonus awards to certain officers and employees, which awards were granted under Headwaters’ Long Term Incentive Compensation Plan. In accordance with terms of the awards, cash payments are based on several factors, including the achievement of stipulated financial goals as measured by economic value added (EVA) over a three-year period by Headwaters and its operating units. Payments for these awards may not exceed $30.0 million in the aggregate. Approximately $1.5 million has been accrued for these awards as of September 30, 2008. Most of the awards under the 2006 grant have been completed. Headwaters currently expects to implement a new long-term incentive cash bonus program in the near future.

Executive Change in Control Agreements. In 2006, the Committee also approved “Executive Change in Control Agreements” with certain officers. Upon a change in control, as defined, the agreements provide for immediate vesting and exercisability of all outstanding stock awards. In addition, if termination of employment occurs within a specified period of a change in control, the agreements provide for i) severance pay equal to two times the sum of an officer’s current annual salary plus the highest cash bonus paid or payable for any single year in the three-year period commencing two years prior to the year in which the change in control occurs; and ii) continuance of health and other benefits and perquisites for a two-year period following the change in control. If terminations associated with a change in control would have occurred on September 30, 2008, the severance payments due to the officers would have aggregated approximately $12.9 million.

Performance Unit Awards. In 2005 the Committee authorized the grant of performance unit awards, to be settled in cash, based on performance criteria tied to the economic value created or preserved by one of Headwaters’ business units after December 2007. The grants of these performance units were made in 2006 and could result in the payment to employees of a maximum amount of approximately $2.8 million if all performance criteria are met. No amounts have been expensed for these awards through September 30, 2008 because it is not yet probable that the performance criteria will be met.

Employee Benefit Plans—In addition to standard health and life insurance programs, Headwaters has five employee benefit plans that were operative from 2006 through 2008: the 401(k) Profit Sharing Plan (401(k) Plan), the 2000 Employee Stock Purchase Plan (ESPP), the Incentive Bonus Plan (IBP), the Deferred Compensation Plan (DCP) and the Long Term Incentive Compensation Plan (LTIP). Substantially all employees of Headwaters are eligible to participate in the 401(k) Plan and the ESPP after meeting length of service requirements. Only designated employees are eligible to participate in the IBP, DCP and LTIP.

The total expense for all of Headwaters’ benefit plans combined (including all general and discretionary bonuses paid outside of the IBP, but excluding standard health and life insurance programs and ESPP expense, which is included in stock-based compensation) was approximately $16.4 million, $23.0 million and $14.2 million in 2006, 2007 and 2008, respectively.

401(k) Plan. Under the terms of the 401(k) Plan, eligible employees may elect to make tax-deferred contributions of up to 50% of their compensation, subject to statutory limitations. Headwaters matches employee contributions up to a designated maximum rate and these matching contributions vest after three years. Headwaters is not required to be profitable to make matching contributions.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2008

ESPP. The ESPP provides eligible employees with an opportunity to purchase Headwaters common stock on favorable terms and to pay for such purchases through payroll deductions. Approximately 1.3 million shares of common stock have been reserved for issuance under the Plan, and approximately 0.6 million shares remain available for future issuance as of September 30, 2008. In accordance with terms of the ESPP, participating employees purchase shares of stock directly from Headwaters, which shares are made available from treasury shares which have been repurchased on the open market. The ESPP is intended to comply with Section 423 of the Internal Revenue Code, but is not subject to the requirements of ERISA. Employees purchase stock through payroll deductions of 1% to 10% of cash compensation, subject to certain limitations. The stock is purchased in a series of quarterly offerings. The cost per share to the employee is 85% of the fair market value at the end of each offering period.

IBP. The IBP, the specifics of which are approved annually by the Committee, provides for annual cash bonuses to be paid if Headwaters accomplishes certain financial goals and if participating employees meet individual goals. Historically, Headwaters’ financial goals have been based upon an economic value added concept (EVA) that purports to more closely align with a company’s share price performance than other measurements of performance. The Committee approved the use of other performance measurements for 2007 and subsequent years.

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

LTIP. Other than obligations associated with the long-term incentive cash bonus awards described above and grants of certain of the stock-based awards described in Note 11, Headwaters has no material commitments under the LTIP as of September 30, 2008.

Self Insurance—Headwaters has adopted self-insured medical insurance plans that cover substantially all employees. There is stop-loss coverage for amounts in excess of $150,000 to $200,000 per individual per year. Headwaters also self insures for workers compensation claims in most states, limited by stop-loss coverage for amounts in excess of $250,000 per occurrence and approximately $5.7 million in the aggregate annually. Headwaters has contracted with third-party administrators to assist in the payment and administration of claims. Insurance claims are recognized as expense when incurred and include an estimate of costs for claims incurred but not reported at the balance sheet date. As of September 30, 2008, approximately $7.2 million is accrued for medical and workers compensation claims incurred on or before September 30, 2008 that have not been paid or reported.

Property, Plant and Equipment—As of September 30, 2008, Headwaters was committed to spend approximately $41.8 million on capital projects that were in various stages of completion.

Joint Venture Obligations—Headwaters has entered into various joint ventures with Evonik Industries AG (formally Degussa AG), an international chemical company based in Germany. One of these joint ventures purchased a hydrogen peroxide business located in South Korea. Headwaters is at risk for payment of 50% of the joint venture’s obligations, limited to Headwaters’ investment in the joint venture. Headwaters applies the equity method of accounting for its interest in this joint venture, and accordingly records its share of the joint venture’s foreign currency transaction gains and losses. These gains and losses arise primarily because the joint venture’s functional currency is the Korean Won, but it has significant debt obligations denominated in and repayable in the Euro. Headwaters’ share of the joint venture’s foreign currency transaction gains and losses was not material in 2006 or 2007, but recorded approximately $6.6 million of losses in 2008.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2008

Legal Matters—Headwaters has ongoing litigation and asserted claims which have been incurred during the normal course of business, including the specific matters discussed below. Headwaters intends to vigorously defend or resolve these matters by settlement, as appropriate. Management does not currently believe that the outcome of these matters will have a material adverse effect on Headwaters’ operations, cash flow or financial position.

Historically, costs paid to outside legal counsel for litigation have comprised a majority of Headwaters’ litigation-related costs. During 2008, Headwaters incurred approximately $1.8 million of expense for legal matters, which consisted primarily of costs for outside legal counsel. Headwaters currently believes the range of potential loss for all unresolved matters, excluding costs for outside counsel, is from $1.0 million up to the amounts sought by claimants and has recorded a total liability as of September 30, 2008 of $1.0 million. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Headwaters’ outside counsel currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability to Headwaters. It is not possible to estimate what litigation-related costs will be in future periods.

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

Boynton. In October 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. This action is factually related to an earlier action brought by certain purported officers and directors of Adtech, Inc. That action was dismissed by the United States District Court for the Western District of Tennessee and the District Court’s order of dismissal was affirmed on appeal. In the current action, the allegations arise from the same facts, but the claims are asserted by certain purported stockholders of Adtech. In June 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee alleging, among other things, fraud, conspiracy, constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. The plaintiffs seek declaratory relief and compensatory damages in the approximate amount of $45.0 million and punitive damages. In February 2006, the District Court dismissed all claims against Headwaters. Also in February 2006, plaintiffs filed an appeal. In July 2007, the United States Court of Appeals for the Federal Circuit vacated the dismissal in favor of Headwaters as to the civil conspiracy and constructive trust claims and remanded the case to the District Court for further proceedings. The District Court has set a trial date for June 2009. Because the resolution of the litigation is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability.

Ecologica Carmelo. Headwaters Resources, Inc. (HRI), a subsidiary through which Headwaters conducts its CCP business, entered into a fly ash supply agreement with Ecologica Carmelo, Inc. (Carmelo) in February 2002 to supply fly ash to Carmelo for sale and use in the Caribbean basin region. The agreement guarantees first availability of fly ash to Carmelo from specific power generating plants and Carmelo agreed to purchase

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2008

exclusively from HRI and to purchase a minimum tonnage of fly ash annually. In April 2008, HRI filed an arbitration demand against Carmelo with AAA Arbitration in Atlanta, Georgia, alleging that Carmelo breached the fly ash supply agreement by failing to purchase the minimum annual volume of fly ash it was obligated to purchase under that agreement and for violation of Carmelo’s obligation to exclusively purchase fly ash from HRI. HRI is seeking approximately $3.9 million for lost profits on minimum fly ash purchases, plus other direct, incidental, and consequential damages relating to Carmelo’s failure to purchase from HRI exclusively.

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

Mainland Laboratory. HRI entered into a license agreement for the use of a fly ash carbon treatment technology with Mainland Laboratory, LTD (Mainland) in April 2000. The agreement grants exclusive rights to the patented carbon treatment technology owned by Mainland. In 2006, HRI became aware of prior art relating to the Mainland patented technology which we believe invalidates the Mainland patent and HRI stopped paying royalties under the agreement. In September 2007, Mainland filed suit against HRI in the United States District Court for the Southern District of Texas with a demand for arbitration under the terms of the license agreement, for breach of contract and patent infringement. HRI has requested that the District Court invalidate the Mainland patent and cancel the license agreement due to Mainland’s inability to provide HRI with exclusivity to practice the patented technology. Mainland is seeking approximately $23.0 million in damages, enhancement of any damages award based on alleged willful infringement of its patent, and recovery of its costs associated with the litigation, including its attorneys’ fees. Additionally, Mainland is seeking an injunction to stop HRI from practicing the technology covered by the patent. Because the resolution of the federal court and arbitration actions are uncertain, legal counsel cannot express an opinion concerning the likely outcome of this matter or the liability of HRI, if any.

Headwaters Building Products Matters. There are litigation and pending and threatened claims made against certain subsidiaries of Headwaters Building Products (HBP), a division within Headwaters’ building products segment, with respect to several types of exterior finish systems manufactured and sold by its subsidiaries for application by contractors on residential and commercial buildings. Typically, litigation and these claims are defended by such subsidiaries’ insurance carriers. The plaintiffs or claimants in these matters have alleged that the structures have suffered damage from latent or progressive water penetration due to some alleged failure of the building product or wall system. Some claims involve alleged defects associated with components of an Exterior Insulating and Finish System (EIFS) which was produced for a limited time (through 1997) by the HBP subsidiaries. There is a 10-year projected claim period following discontinuation of the product. Other claims involve alleged liabilities associated with certain stucco and architectural stone veneer products which are produced and sold by certain subsidiaries of HBP.

Typically, the claims cite damages for alleged personal injuries and punitive damages for alleged unfair business practices in addition to asserting more conventional damage claims for alleged economic loss and damage to property. To date, claims made against such subsidiaries have been paid by their insurers, with the exception of minor deductibles or self-insured retentions, although such insurance carriers typically have issued “reservation of rights” letters. None of the cases has gone to trial. While, to date, none of these proceedings have

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2008

required that HBP incur substantial costs, there is no guarantee of insurance coverage or continuing coverage. These and future proceedings may result in substantial costs to HBP, including attorneys’ fees, managerial time and other personnel resources and costs. Adverse resolution of these proceedings could have a materially negative effect on HBP’s business, financial condition, and results of operation, and its ability to meet its financial obligations. Although HBP carries general and product liability insurance, HBP cannot assure that such insurance coverage will remain available, that HBP’s insurance carrier will remain viable, or that the insured amounts will cover all future claims in excess of HBP’s uninsured retention. Future rate increases may also make such insurance uneconomical for HBP to maintain. In addition, the insurance policies maintained by HBP exclude claims for damages resulting from exterior insulating finish systems, or EIFS, that have manifested after March 2003. Because resolution of the litigation and claims is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of HBP’s liability.

Other. Headwaters and its subsidiaries are also involved in other legal proceedings that have arisen in the normal course of business.

Section 45K Matters—A material amount of Headwaters’ consolidated revenue and net income through December 31, 2007 was derived from license fees and sales of chemical reagents, both of which were dependent on the ability of licensees and other customers to manufacture and sell qualified synthetic fuel that generated tax credits under Section 45K (formerly Section 29) of the Internal Revenue Code. Headwaters has also claimed Section 45K tax credits for synthetic fuel sales from facilities in which it owned an interest (see Note 10). The following issues exist related to Section 45K tax credits.

Termination of Section 45K. By law, Section 45K tax credits for synthetic fuel produced from coal expired for synthetic fuel sold after December 31, 2007. With the expiration of Section 45K at the end of calendar 2007, Headwaters’ licensees’ synthetic fuel facilities and the facilities owned by Headwaters were closed because production of synthetic fuel was not profitable absent the tax credits. The closure of these synfuel facilities has had, and will continue to have, a material adverse effect on the current and future revenue, net income and cash flow of Headwaters, when compared to prior periods.

Phase-Out. Section 45K tax credits were subject to phase-out after the average annual U.S. wellhead oil price (reference price) reached a beginning phase-out threshold price, and would have been eliminated entirely if the reference price had reached the full phase-out price. The calendar 2007 reference price and phase-out range were announced in calendar 2008 and accordingly, in the March and June 2008 quarters Headwaters adjusted previously recognized revenue and tax credits as required to reflect the finalized phase-out. The existence and unpredictability of phase-out has materially adversely affected both the amount and timing of recognition of Headwaters’ revenue, net income and cash flow beginning in 2006 and continuing into 2008. At the current time, Headwaters does not believe there are any material residual contingencies related to phase-out.

IRS Audits. The IRS is currently auditing Headwaters’ tax credits claimed for synthetic fuel sold from the facilities in which it owned an interest. The tax credits which are under audit that Headwaters believes are more likely than not to be sustained, and are therefore not included in unrecognized income tax benefits in the balance sheet, total approximately $30.0 million.

Section 45 Matters—As explained in Note 10, Headwaters’ effective tax rate for fiscal 2008 is lower than the statutory rate due to refined coal tax credits related to several facilities that Headwaters owns and operates. Headwaters believes the refined coal produced at many of these facilities and sold to qualified buyers qualifies for tax credits under Section 45 (which is different from the Section 45K tax credits discussed in preceding paragraphs) of the Internal Revenue Code. To date, the IRS has issued limited guidance about how this tax credit

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2008

program will be administered and the restrictions on the availability of such credits. Based on the language of Section 45, Headwaters believes that many of its coal cleaning facilities are eligible for Section 45 refined coal tax credits, and as a result, has recognized a benefit for such credits in its 2008 tax provision. The ability to claim tax credits is dependent upon a number of conditions, including, but not limited to:

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

In the Energy Improvement and Extension Act of 2008, Congress extended the benefits of Section 45 tax credits to refined coal facilities placed in service after December 31, 2008 and before January 1, 2010. For refined coal facilities placed in service in calendar year 2009, Congress also eliminated the Section 45 requirement that there be a 50% increase in market value but increased the emissions reduction required of either SOx or mercury to 40% from 20%. Headwaters is evaluating the ability of any possible future plants to comply with these revised requirements.

15.	Related Party Transactions

In addition to transactions disclosed elsewhere, Headwaters was involved in the following transactions with related parties. A director of Headwaters is a principal in one of the insurance brokerage companies Headwaters uses to purchase certain insurance benefits for its employees. Commissions paid to that company by providers of insurance services to Headwaters totaled approximately $0.2 million in 2006, 2007 and 2008.

One of Headwaters’ subsidiaries purchases product from an entity located in Mexico in which a person who was an officer of Headwaters until November 2007 has a minority ownership interest. Costs incurred for materials purchased from this entity were approximately $16.2 million, $14.6 million and $10.2 million in 2006, 2007 and 2008, respectively.

A majority of another subsidiary’s transportation needs are provided by a company, two of the principals of which are related to an officer of the subsidiary. Costs incurred were approximately $5.9 million, $5.7 million and $7.8 million in 2006, 2007 and 2008, respectively.

16.	Quarterly Financial Data (unaudited)

Summarized unaudited quarterly financial data for 2007 and 2008 is as follows.

	2007
(in thousands, except per-share data)	First quarter	Second quarter	Third quarter	Fourth quarter (3)	Full year
Net revenue (1)	$274,924	$274,105	$336,329	$322,486	$1,207,844
Gross profit	80,045	94,409	118,571	101,543	394,568
Net income (loss)	16,991	27,204	46,397	(70,538)	20,054
Basic earnings (loss) per share	0.40	0.65	1.10	(1.67)	0.48
Diluted earnings (loss) per share (2)	0.37	0.59	0.98	(1.67)	0.47

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2008

	2008
(in thousands, except per-share data)	First quarter	Second quarter	Third quarter	Fourth quarter (4)	Full year
Net revenue (1)	$248,897	$171,979	$230,456	$235,072	$886,404
Gross profit	63,056	41,335	64,292	64,128	232,811
Net income (loss)	9,913	(9,204)	13,697	(184,086)	(169,680)
Basic earnings (loss) per share (2)	0.24	(0.22)	0.33	(4.46)	(4.10)
Diluted earnings (loss) per share (2)	0.23	(0.22)	0.31	(4.46)	(4.10)

(1)	In certain periods, the timing of revenue recognized for tax credit-based license fees was significantly affected by the “fixed or determinable” accounting rules for revenue recognition (see Note 2).
(2)

In accordance with SFAS No. 128, “Earnings Per Share,” EPS is computed independently for each of the four fiscal quarters in a year. In 2008, the basic EPS computed for the year does not equal the sum of the four quarterly computations due to rounding differences. In both 2007 and 2008, diluted EPS computed for the year does not equal the sum of the four quarterly computations. This situation arose primarily because Headwaters’ 2.875% convertible senior subordinated notes due June 2016 were dilutive in certain quarters and were therefore included in computing diluted EPS, but were anti-dilutive in other quarters and for the years and were therefore excluded in computing diluted EPS.

(3)

In the fourth quarter of 2007, Headwaters recorded income tax expense of $12.8 million even though there was a loss before income taxes of $57.8 million. This resulted primarily from the non-tax deductibility of the $98.0 million goodwill impairment charge recorded in that quarter (see Notes 7 and 10). The estimated effective tax rate used to record income tax expense (prior to the consideration of discrete items) for the first three quarters was 23%. The effective tax rate for the year was 66%.

(4)

In the fourth quarter of 2008, Headwaters recorded an income tax benefit of only $0.5 million even though there was a loss before income taxes of $170.2 million. This resulted primarily from the non-tax deductibility of most of the $205.0 million goodwill impairment charge recorded in that quarter (see Notes 7 and 10). The estimated effective tax rate used to record income tax expense (prior to the consideration of discrete items) for the first three quarters was 29%. The effective tax rate for the year was less than 1%.