Form 10-Q
period 2008-12-31
HEADWATERS INC
filed 2009-02-06
CIK 1003344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

The number of shares outstanding of the Registrant’s common stock as of January 31, 2009 was 42,333,332.

HEADWATERS INCORPORATED

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Actual results may vary materially from such expectations. In some cases, words such as “may,” “should,” “intends,” “plans,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, or the negative of such terms, may help to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking. For a discussion of the factors that could cause actual results to differ from expectations, please see the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2008. There can be no assurance that our results of operations will not be adversely affected by such factors. Unless legally required, we undertake no obligation to revise or update any forward-looking statements for any reason. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

ITEM 1.	FINANCIAL STATEMENTS

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)	September 30, 2008	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$21,637	$45,228
Trade receivables, net	117,595	76,513
Inventories	53,068	54,594
Current and deferred income taxes	37,518	28,997
Other	10,568	12,582

Total current assets	240,386	217,914

Property, plant and equipment, net	304,835	309,079

Other assets:
Intangible assets, net	226,168	220,521
Goodwill	582,111	582,111
Other	48,486	42,181

Total other assets	856,765	844,813

Total assets	$1,401,986	$1,371,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,688	$24,652
Accrued personnel costs	29,873	25,678
Other accrued liabilities	58,168	53,030

Total current liabilities	115,729	103,360

Long-term liabilities:
Long-term debt	532,500	514,926
Deferred income taxes	87,026	86,849
Unrecognized income tax benefits	18,441	18,441
Other	16,738	15,367

Total long-term liabilities	654,705	635,583

Total liabilities	770,434	738,943

Stockholders’ equity:
Common stock, $0.001 par value; authorized 100,000 shares; issued and outstanding: 42,035 shares at September 30, 2008 (including 564 shares held in treasury) and 42,333 shares at December 31, 2008 (including 476 shares held in treasury)	42	42
Capital in excess of par value	509,977	511,320
Retained earnings	130,394	129,515
Treasury stock and other	(8,861)	(8,014)

Total stockholders’ equity	631,552	632,863

Total liabilities and stockholders’ equity	$1,401,986	$1,371,806

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
(in thousands, except per-share data)	2007	2008
Revenue:
Building products	$114,766	$88,227
Coal combustion products	77,426	67,226
Energy	56,705	10,713

Total revenue	248,897	166,166
Cost of revenue:
Building products	81,836	70,264
Coal combustion products	55,908	47,060
Energy	48,097	17,201

Total cost of revenue	185,841	134,525

Gross profit	63,056	31,641
Operating expenses:
Amortization	5,512	5,745
Research and development	4,141	3,461
Selling, general and administrative	35,029	31,608

Total operating expenses	44,682	40,814

Operating income (loss)	18,374	(9,173)
Other income (expense):
Net interest expense	(5,844)	(8,691)
Other, net	3,983	17,435

Total other income (expense), net	(1,861)	8,744

Income (loss) before income taxes	16,513	(429)
Income tax provision	(6,600)	(450)

Net income (loss)	$9,913	$(879)

Basic earnings (loss) per share	$0.24	$(0.02)

Diluted earnings (loss) per share	$0.23	$(0.02)

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended December 31, 2008

	Common stock		Capital in excess of par value	Retained earnings	Treasury stock, at cost	Other	Total stockholders’ equity
(in thousands)	Shares	Amount
Balances as of September 30, 2008	42,035	$42	$509,977	$130,394	$(7,281)	$(1,580)	$631,552
Issuance of restricted stock, net of cancellations	225	—					—
Exercise of stock options	73	—	410				410
88 shares of treasury stock transferred to employee stock purchase plan, at cost			(776)		1,157		381
Stock-based compensation			1,709				1,709
Other comprehensive income (loss), net of taxes – cash flow hedge and foreign currency translation adjustments						(310)	(310)
Net loss for the three months ended December 31, 2008				(879)			(879)

Balances as of December 31, 2008	42,333	$42	$511,320	$129,515	$(6,124)	$(1,890)	$632,863

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
(in thousands)	2007	2008
Cash flows from operating activities:
Net income (loss)	$9,913	$(879)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,953	19,462
Gain on extinguishment of debt	—	(17,574)
Interest expense related to amortization of debt issue costs	667	2,005
Stock-based compensation	1,208	1,709
Net losses of unconsolidated joint ventures	3,509	2,576
Net loss (gain) on disposition of property, plant and equipment	(4,421)	224
Amortization of non-refundable license fees	(5,517)	—
Deferred income taxes	(37)	—
Decrease in trade receivables	59,231	41,082
Increase in inventories	(9,203)	(1,705)
Decrease in accounts payable and accrued liabilities	(12,748)	(12,369)
Other changes in operating assets and liabilities, net	(24,935)	7,062

Net cash provided by operating activities	34,620	41,593

Cash flows from investing activities:
Purchase of property, plant and equipment	(25,569)	(18,094)
Proceeds from disposition of property, plant and equipment	7,693	120
Payments for acquisitions	(19,000)	—
Net increase in other assets	230	361

Net cash used in investing activities	(36,646)	(17,613)

Cash flows from financing activities:
Convertible debt issue costs	—	(1,180)
Proceeds from exercise of stock options	1	410
Employee stock purchases	739	381
Treasury stock purchases	(14,841)	—

Net cash used in financing activities	(14,101)	(389)

Net increase (decrease) in cash and cash equivalents	(16,127)	23,591
Cash and cash equivalents, beginning of period	55,787	21,637

Cash and cash equivalents, end of period	$39,660	$45,228

Supplemental schedule of non-cash investing and financing activities:
Exchange of convertible senior subordinated notes due 2016	$—	$63,286
Cancellation of treasury stock	7,335	—
Decrease in accrued liabilities for acquisition-related commitments	(3,000)	—

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(Unaudited)

1.	Nature of Operations and Basis of Presentation

Description of Business and Organization – Headwaters Incorporated (Headwaters) is a diversified company incorporated in Delaware, which provides products, technologies and services in three industries: building products, coal combustion products (CCPs) and energy. Headwaters’ vision is to improve sustainability by transforming underutilized resources into valuable products.

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

The energy segment is focused on reducing waste and increasing the value of energy-related feedstocks, primarily in the areas of low-value coal and oil. In coal, Headwaters owns and operates coal cleaning facilities that remove rock, dirt, and other impurities from waste coal, resulting in higher-value, marketable coal. Headwaters also licensed technology and sold reagents to the coal-based solid alternative fuel industry through December 31, 2007. In oil, Headwaters believes that its heavy oil upgrading technology represents a substantial improvement over current refining technologies. Headwaters’ heavy oil upgrading process uses a liquid catalyst precursor to generate a highly active molecular catalyst to convert low-value residual oil from refining into higher-value distillates that can be further refined into gasoline, diesel and other products.

Basis of Presentation – Headwaters’ fiscal year ends on September 30 and unless otherwise noted, references to 2007 refer to Headwaters’ fiscal quarter ended December 31, 2007 and references to 2008 refer to Headwaters’ fiscal quarter ended December 31, 2008. Other references to years refer to Headwaters’ fiscal year rather than a calendar year.

The consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the seasonality of most of Headwaters’ operations and other factors, the consolidated results of operations for 2008 are not indicative of the results to be expected for the full fiscal 2009 year.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters’ Annual Report on Form 10-K for the year ended September 30, 2008 (Form 10-K).

Recent Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements,” which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. Headwaters adopted SFAS No. 157 as of October 1, 2008 but this adoption did not have a material effect on reported results for 2008. Headwaters uses fair value measurements to determine the reported amounts of assets acquired and liabilities assumed in purchase transactions, in testing for potential goodwill impairment, for disclosure of the fair value of financial instruments, and elsewhere. It is therefore possible that the implementation of SFAS No. 157 could have a material effect on the reported amounts or disclosures in Headwaters’ consolidated financial statements in future periods.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133.” This new standard requires enhanced disclosures about how and why an entity uses derivative instruments, how such instruments and related hedged items are accounted for under SFAS No. 133, and how those instruments and items affect an entity’s financial position, financial performance, and cash flows. Headwaters must adopt SFAS No. 161 no later than October 1, 2009. Headwaters has no derivatives outstanding as of December 31, 2008. Accordingly, the adoption of this standard could affect future disclosures related to any derivative instruments or related hedges that are entered into in future periods.

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the FSP). The FSP specifies that issuers of convertible debt that can be settled in cash should separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized. The adoption of the FSP, which for Headwaters is required October 1, 2009, will require different accounting for both Headwaters’ 2.50% Convertible Senior Subordinated Notes due 2014 issued in January 2007 and the 16% Convertible Senior Subordinated Notes due 2016 issued in December 2008 (see Note 6). The provisions of the FSP must be applied retrospectively to all periods presented, or all periods subsequent to January 2007 for Headwaters.

The adoption of the FSP will result in a redetermination of the carrying amounts of Headwaters’ 2.50% convertible notes and 16% convertible notes, calculated by measuring the fair values of similar debt instruments that do not have the conversion features, and recording an equity component for the difference between the original proceeds of the debt and the redetermined amounts of debt. Any basis differences that arise from this accounting that represent a temporary difference will also require the recording of deferred taxes. The original debt issuance costs will be allocated pro-rata between debt and equity issuance costs and accounted for accordingly. Debt discount recorded as a result of the redetermination of the debt carrying values will be amortized using the interest method and will result in recognition of additional interest cost for all periods subsequent to January 2007. If material, a portion of the increased interest cost will be capitalized, as required by SFAS No. 34, “Capitalization of Interest Cost.” Headwaters currently estimates that the adoption of the FSP will increase reported interest cost by approximately $3.8 million, $6.0 million and $7.8 million in fiscal years 2007, 2008 and 2009, respectively, and will not have a material affect on interest capitalized in any of these periods.

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

Headwaters operates three business segments: building products, CCPs and energy. These segments are managed and evaluated separately by management due to differences in their markets, operations, products and services. Revenues for the building products segment consist of product sales to wholesale and retail distributors, contractors and other users of building products. Revenues for the CCP segment consist primarily of CCP product sales with a smaller amount of service revenue. Revenues for the energy segment through December 31, 2007 consisted primarily of sales of chemical reagents and license fees related to Headwaters’ former Section 45K business. Beginning January 1, 2008, and for the foreseeable future, revenues for this segment will consist primarily of coal sales.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

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

	Three Months Ended December 31, 2007
(in thousands)	Building Products	CCPs	Energy	Corporate	Totals
Segment revenue	$114,766	$77,426	$56,705	$—	$248,897

Depreciation and amortization	$(11,138)	$(3,005)	$(2,715)	$(95)	$(16,953)

Operating income (loss)	$8,715	$14,229	$(194)	$(4,376)	$18,374

Net interest expense					(5,844)
Other income (expense), net					3,983
Income tax provision					(6,600)

Net income					$9,913

Capital expenditures	$13,920	$832	$10,462	$355	$25,569

Segment assets	$1,058,212	$288,096	$165,022	$90,263	$1,601,593

	Three Months Ended December 31, 2008
(in thousands)	Building Products	CCPs	Energy	Corporate	Totals
Segment revenue	$88,227	$67,226	$10,713	$—	$166,166

Depreciation and amortization	$(11,587)	$(3,122)	$(4,658)	$(95)	$(19,462)

Operating income (loss)	$(3,307)	$13,083	$(14,638)	$(4,311)	$(9,173)

Net interest expense					(8,691)
Other income (expense), net					17,435
Income tax provision					(450)

Net income (loss)					$(879)

Capital expenditures	$283	$2,909	$14,868	$34	$18,094

Segment assets	$821,543	$286,372	$173,409	$90,482	$1,371,806

3.	Equity Securities and Stock-Based Compensation

Shelf Registrations – Approximately $18.0 million remains available for future offerings of securities under a universal shelf registration statement originally filed with the SEC in 2002. In November 2008, Headwaters filed another universal shelf registration statement that, when declared effective and when combined with the 2002 shelf registration, will allow for the

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(Unaudited)

potential sale of a total of $250.0 million of securities. The November 2008 registration statement, however, has not yet been declared effective and a prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering could commence under either of the registration statements.

Stock-Based Compensation – During 2008, the Compensation Committee of Headwaters’ Board of Directors granted approximately 1.1 million stock-based awards to officers and employees. All of the awards, consisting of stock appreciation rights and restricted stock, were granted under existing stock incentive plans, and all have an exercise or base price equal to the fair market value of Headwaters’ common stock on the date of grant and a contractual term of 10 years.

Subsequent to December 31, 2008, the Compensation Committee granted approximately 0.1 million restricted stock units to the non-affiliated directors of Headwaters. The units were granted subject to the terms of an existing incentive plan and vest during calendar year 2009. Each unit provides for the issuance of one share of Headwaters’ common stock, to be issued at the time of termination of a director’s service on the Board of Directors, provided vesting has occurred.

Total stock-based compensation expense was approximately $1.2 million and $1.7 million for 2007 and 2008, respectively. As of December 31, 2008, there was approximately $9.8 million of total compensation cost related to nonvested awards not yet recognized, which will be recognized in future periods subject to applicable vesting terms.

4.	Inventories

Inventories consisted of the following at:

(in thousands)	September 30, 2008	December 31, 2008
Raw materials	$11,239	$11,863
Finished goods	41,829	42,731

	$53,068	$54,594

5.	Intangible Assets and Goodwill

Intangible Assets – All of Headwaters’ identified intangible assets are being amortized. The following table summarizes the gross carrying amounts and the related accumulated amortization of intangible assets as of:

	Estimated useful lives	September 30, 2008		December 31, 2008
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
CCP contracts	8 -20 years	$117,690	$38,449	$117,690	$40,132
Customer relationships	7 1/2 -15 years	77,403	20,826	77,403	22,318
Trade names	5 - 20 years	68,412	14,227	68,412	15,130
Patents and patented technologies	6 - 19 years	54,635	23,354	54,734	24,671
Other	1 - 15 years	6,370	1,486	6,370	1,837

		$324,510	$98,342	$324,609	$104,088

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(Unaudited)

Total amortization expense related to intangible assets was approximately $5.5 million and $5.7 million for 2007 and 2008, respectively. Total estimated annual amortization expense for 2009 through 2014 is shown in the following table.

Year ending September 30:	(in thousands)
2009	$22,996
2010	22,169
2011	21,758
2012	19,990
2013	19,082
2014	18,723

Goodwill – SFAS No. 142 requires Headwaters to periodically test for goodwill impairment, at least annually, or sooner if indicators of possible impairment arise. Headwaters performs its annual impairment testing as of June 30. As a result of the depressed new housing and residential remodeling market, Headwaters has determined that the building products reporting unit’s goodwill was impaired as of the June 30 test date in both fiscal 2007 and 2008, and non-cash impairment charges of $98.0 million and $205.0 million were recorded in fiscal 2007 and 2008, respectively. These impairment charges did not affect Headwaters’ cash position, cash flow from operating activities or senior debt covenant compliance.

Due to the continuing decline in the new housing and residential remodeling markets and the ongoing downward revisions by market analysts of near-term projections in these markets, management believes that indicators of further impairment in the building products reporting unit exist. Accordingly, Headwaters has commenced a goodwill impairment test for this reporting unit. Upon completion of step 2 of the impairment test, Headwaters could be required to record a further write-down of the building products reporting unit goodwill. Any resulting non-cash impairment charge is expected to be recorded in the quarter ending March 31, 2009. Because Headwaters is in the early stages of its analysis, Headwaters does not believe it is currently possible to reasonably estimate the range of the potential goodwill impairment charge, if any.

Headwaters does not currently believe there are any indicators of impairments of other long-lived assets, including intangible assets and property, plant and equipment, but will perform a formal analysis of these assets in the building products reporting unit in connection with the goodwill impairment analysis.

6.	Long-term Debt

Long-term debt consisted of the following at:

(in thousands)	September 30, 2008	December 31, 2008
Senior secured debt	$200,000	$200,000
Convertible senior subordinated notes	332,500	314,926

Total long-term debt	$532,500	$514,926

Senior Secured Credit Agreements – Headwaters’ senior secured credit facility currently consists of a first lien term loan in the amount of $200.0 million. The credit facility also provides for up to $60.0 million of borrowings under a revolving credit arrangement. The first lien term loan is senior in priority to all other debt and, with the exception of joint venture assets, is secured by all assets of Headwaters. The terms of the credit facility, as currently amended, are described in more detail in the following paragraphs. Headwaters is in compliance with all debt covenants as of December 31, 2008. However, given the continuing decrease in building products revenues as a result of the depressed new housing and residential remodeling market and the termination of Headwaters’ Section 45K business, combined with the high level of capital expenditures during fiscal 2008 and early fiscal 2009, there is increased risk of noncompliance with certain leverage and fixed charge coverage ratios in future periods, particularly during periods ending on or after June 30, 2009.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(Unaudited)

The first lien term loan bears interest, at Headwaters’ option, at either i) the London Interbank Offered Rate (LIBOR) plus 3.5%, 4.0%, 4.5% or 5.0%, depending on the credit ratings that have been most recently announced for the loans by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s); or ii) the “Base Rate” plus 2.5%, 3.0%, 3.5% or 4.0%, again depending on the credit ratings announced by S&P and Moody’s. Base rate is defined as the higher of the rate announced by Morgan Stanley Senior Funding and the overnight rate charged by the Federal Reserve Bank of New York plus 0.5%. As of December 31, 2008, the interest rate was LIBOR plus 4.5%. Subsequent to December 31, 2008, a decrease in the credit rating on the debt was announced, the effect of which was to increase the interest rate to LIBOR plus 5.0%. Headwaters can select new LIBOR rates for the first lien term loan for one, two, three or six month periods. The weighted-average interest rate on the first lien term loan was approximately 6.0% at December 31, 2008. Interest on the first lien term loan is generally payable on a quarterly or more frequent basis.

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

Borrowings under the revolving credit arrangement are generally subject to the terms of the first lien term loan agreement. Borrowings and reborrowings of any available portion of the $60.0 million revolver can be made at any time through September 2009, when all revolver loans must be repaid and the revolving credit arrangement terminates. The fees for the unused portion of the revolving credit arrangement range from 0.5% to 0.75% (depending on Headwaters’ “total leverage ratio,” as defined). As of December 31, 2008 there were no amounts outstanding under the revolving credit arrangement. The credit agreement also allows for the issuance of letters of credit, provided there is capacity under the $60.0 million revolver. As of December 31, 2008, stand-by letters of credit totaling approximately $10.1 million were outstanding, with expiration dates ranging from March 2009 to September 2009.

The credit facility contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset sales and liens, capital expenditures in excess of $100.0 million annually (plus, in certain circumstances, the unused amount from the prior fiscal year), and the payment of dividends, among others. In addition, Headwaters must maintain certain leverage and fixed charge coverage ratios, as those terms are defined in the agreements, as follows: i) a total leverage ratio of 4.75:1 from December 31, 2008 through March 31, 2009, 4.25:1 as of June 30, 2009, 3.75:1 as of September 30, 2009, then 3.5:1 from December 31, 2009 through the maturity date; ii) a maximum ratio of consolidated funded indebtedness minus subordinated indebtedness to EBITDA of 2.5:1; and iii) a minimum ratio of EBITDA plus rent payments (EBITDAR), less certain capital expenditures and taxes for the four preceding fiscal quarters, to scheduled rent payments and payments of principal and interest on all indebtedness for the next four fiscal quarters of 1:1 for the periods ending December 31, 2008 through June 30, 2009, then 1.25:1 for periods ending on or after September 30, 2009.

2.875% Convertible Senior Subordinated Notes Due 2016 – In 2002, Headwaters issued $172.5 million of 2.875% convertible senior subordinated notes due June 2016, with interest payable semi-annually. In December 2008, Headwaters entered into separate, privately-negotiated agreements with certain holders of the notes to exchange approximately $80.9 million in aggregate principal amount of the notes for approximately $63.3 million in aggregate principal amount of new 16% convertible senior subordinated notes due 2016, described below.

Following the extinguishment of $80.9 million principal amount of the 2.875% notes, approximately $91.6 million principal amount of the notes remained outstanding as of December 31, 2008. These notes are subordinate to the senior secured debt described above and rank equally with both the 16% convertible senior subordinated notes due 2016 and the 2.50% convertible senior subordinated notes due 2014 described below, as well as any future issuances of senior subordinated debt. Holders of the 2.875% notes may convert the notes into shares of Headwaters’ common stock at a conversion rate of 33.3333 shares per $1,000 principal amount ($30 conversion price), or approximately 3.1 million aggregate shares of common stock, contingent upon certain events. The conversion rate adjusts for events related to Headwaters’ common stock, including common stock issued as a dividend, rights or warrants to purchase common stock issued to all holders of Headwaters’ common stock, and other similar rights or events that apply to all holders of common stock.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(Unaudited)

The 2.875% notes are convertible if any of the following five criteria are met: 1) satisfaction of a market price condition which becomes operative if, prior to June 1, 2011, in any calendar quarter the closing price of Headwaters’ common stock exceeds $39 per share for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the calendar quarter, or, at any time on or after June 1, 2011 the closing price of Headwaters’ common stock exceeds $39 per share; 2) a credit rating, if any, assigned to the notes is three or more rating subcategories below the initial rating; 3) the notes trade at less than 98% of the product of the common stock trading price and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the notes, except this provision is not available if the closing common stock price is between 100% and 130% of the current conversion price of the notes; 4) Headwaters calls the notes for redemption; or 5) upon the occurrence of specified corporate transactions.

Headwaters may call the 2.875% notes for redemption at any time prior to June 4, 2011 if the closing common stock price exceeds 130% of the conversion price for 20 trading days in any consecutive 30-day trading period (in which case Headwaters must provide a “make whole” payment of the present value of all remaining interest payments on the redeemed notes through June 1, 2011). Headwaters may redeem any portion of the notes at any time on or after June 4, 2011. In addition, the holders of the notes have the right to require Headwaters to repurchase all or a portion of the notes on June 1, 2011 or if a fundamental change in common stock has occurred, including termination of trading. Subsequent to June 1, 2011, the notes require an additional interest payment equal to 0.40% of the average trading price of the notes if the trading price equals 120% or more of the principal amount of the notes. When dilutive, Headwaters includes the additional shares of common stock contingently issuable under the convertible notes in its diluted EPS calculations on an if-converted basis (see Note 8).

16% Convertible Senior Subordinated Notes Due 2016 – As noted above, in December 2008, Headwaters exchanged approximately $80.9 million of its 2.875% convertible senior subordinated notes due 2016 for $63.3 million of new 16% convertible senior subordinated notes due 2016. In accordance with the provisions of Emerging Issues Task Force Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” Headwaters accounted for the exchange of convertible debt securities as an extinguishment of the original debt and an issuance of new debt. A gain, recorded in other income (expense) in the accompanying consolidated statement of operations for 2008, of approximately $17.6 million was recognized on the extinguishment of debt. Additionally, approximately $1.0 million of unamortized debt issue costs related to the extinguished $80.9 million of debt was charged to interest expense in 2008.

The 16% notes are subordinate to the senior secured debt described above and rank equally with both the 2.875% convertible senior subordinated notes due 2016 described above and the 2.50% convertible senior subordinated notes due 2014 described below, as well as any future issuances of senior subordinated debt. Holders of the notes may convert the notes into shares of Headwaters’ common stock at a conversion rate of 42.5532 shares per $1,000 principal amount ($23.50 conversion price), or approximately 2.7 million aggregate shares of common stock, contingent upon certain events. The conversion rate adjusts for events related to Headwaters’ common stock, including common stock issued as a dividend, rights or warrants to purchase common stock issued to all holders of Headwaters’ common stock, and other similar rights or events that apply to all holders of common stock. Upon conversion, Headwaters will pay cash up to the principal amount of the notes, and, at Headwaters’ option, cash, shares of common stock, or a combination of cash and shares, to the extent the price of Headwaters’ common stock exceeds the conversion price during a 20-trading-day observation period. The conversion rate is adjusted for certain corporate transactions referred to as “fundamental changes.” As described in more detail in Note 1, the accounting for these notes will change upon adoption of FSP APB 14-1 in October 2009.

The 16% notes are convertible if any of the following five criteria are met: 1) satisfaction of a market price condition which becomes operative if, prior to June 1, 2012, in any calendar quarter the closing price of Headwaters’ common stock exceeds $30.55 per share for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the calendar quarter, or, at any time on or after June 1, 2012 the closing price of Headwaters’ common stock exceeds $30.55 per share; 2) a credit rating, if any, assigned to the notes is three or more rating subcategories below the initial rating; 3) the notes trade at less than 98% of the product of the common stock trading price and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the notes; 4) Headwaters calls the notes for redemption; or 5) upon the occurrence of specified corporate transactions.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(Unaudited)

Headwaters may call the 16% notes for redemption at any time prior to June 1, 2012 if the closing common stock price exceeds 130% of the conversion price for 20 trading days in any consecutive 30-day trading period. Headwaters may redeem any portion of the notes at any time on or after June 1, 2012. In addition, the holders of the notes have the right to require Headwaters to repurchase all or a portion of the notes on June 1, 2012 or if a fundamental change in common stock has occurred, including termination of trading.

2.50% Convertible Senior Subordinated Notes Due 2014 – In fiscal 2007, Headwaters issued $160.0 million of 2.50% convertible senior subordinated notes due February 2014, with interest payable semi-annually. These notes are subordinate to the senior secured debt and rank equally with the 2.875% convertible senior subordinated notes due 2016 and the 16% convertible senior subordinated notes due 2016 described above, and any future issuances of senior subordinated debt. The conversion rate for the notes is 33.9236 shares per $1,000 principal amount ($29.48 conversion price), subject to adjustment. Upon conversion, Headwaters will pay cash up to the principal amount of the notes, and shares of common stock to the extent the price of Headwaters’ common stock exceeds the conversion price during a 20-trading-day observation period. The conversion rate is adjusted for certain corporate transactions referred to as “fundamental changes.” As described in more detail in Note 1, the accounting for these notes will change upon adoption of FSP APB 14-1 in October 2009.

The 2.50% notes are convertible at the option of the holders prior to December 1, 2013 if any of the following criteria are met: 1) during any fiscal quarter the closing price of Headwaters’ common stock exceeds $38.32 per share for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five-business-day period after any ten-consecutive-trading-day period, the notes trade at less than 98% of the product of the common stock trading price and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the notes; or 3) upon the occurrence of specified corporate transactions. The notes are convertible on or after December 1, 2013 regardless of the foregoing circumstances. Headwaters may not redeem the notes. If Headwaters has a “fundamental change,” holders may require Headwaters to repurchase the notes at a price equal to the principal amount plus any accrued interest.

In connection with the issuance of the 2.50% notes, Headwaters entered into convertible note hedge and warrant transactions for the purpose of effectively increasing the common stock conversion price for the notes from $29.48 per share to $35.00 per share. The convertible note hedge terminates upon the maturity of the notes or when none of the notes remain outstanding due to conversion or otherwise.

Interest and Debt Maturities – During 2007 and 2008, Headwaters incurred total interest costs of approximately $6.8 million and $9.3 million, respectively, including approximately $0.7 million and $2.0 million, respectively, of non-cash interest expense and approximately $0.2 million and $0.4 million, respectively, of interest costs that were capitalized.

Interest income was approximately $0.8 million and $0.2 million during 2007 and 2008, respectively. The weighted-average interest rate on the face amount of outstanding long-term debt, disregarding amortization of debt issue costs, was approximately 4.8% at September 30, 2008 and 5.6% at December 31, 2008.

As noted above, the holders of the 2.875% convertible senior subordinated notes due June 2016, totaling $91.6 million, have the right to require Headwaters to repurchase all or a portion of those notes on June 1, 2011. Also, the holders of the 16% convertible senior subordinated notes due June 2016, totaling $63.3 million, have the right to require Headwaters to repurchase all or a portion of those notes on June 1, 2012. Headwaters currently believes it is likely that the holders of the 2.875% notes will require Headwaters to repurchase those notes on June 1, 2011 and it is possible that the holders of the 16% notes will require Headwaters to repurchase those notes on June 1, 2012.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(Unaudited)

7.	Income Taxes

Headwaters’ estimated effective income tax rate for the fiscal year ending September 30, 2009, exclusive of discrete items, is currently estimated to be less than 20.0%. Headwaters also recognized $0.5 million of net income tax expense in 2008 for discrete items that did not affect the calculation of the estimated effective income tax rate for the 2009 fiscal year. In 2007, Headwaters used an estimated effective income tax rate of 29.0%, exclusive of discrete items, and recognized $1.8 million of additional net income tax expense for discrete items that primarily related to Section 45K-related adjustments pertaining to prior periods.

The estimated effective tax rate for fiscal 2008 and 2009, exclusive of discrete items, is lower than the statutory rate primarily due to estimated Section 45 refined coal tax credits (which are different from the Section 45K tax credits discussed elsewhere) related to the coal cleaning facilities that Headwaters owns and operates. Headwaters believes it is more likely than not that the refined coal produced at these facilities qualifies for tax credits pursuant to Section 45 of the Internal Revenue Code, notwithstanding the uncertainties and risks associated with the tax credits, as more fully described in Note 9. Excluding the effect of all tax credits, Headwaters’ estimated effective tax rate for 2009 would be approximately 40%.

As of December 31, 2008, Headwaters had approximately $18.4 million of unrecognized tax benefits, net of an $11.2 million refund claim related to an uncertain tax position. Headwaters has recorded approximately $25.6 million of gross unrecognized income tax benefits which would affect the fiscal 2009 effective tax rate if released into income. Headwaters recognizes accrued interest and potential penalties related to all income tax liabilities, including unrecognized income tax benefits, in income tax expense. During 2008, Headwaters released approximately $0.1 million of interest and penalties and as of December 31, 2008, approximately $7.0 million was accrued for the payment of interest and penalties.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(Unaudited)

8.	Earnings per Share

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended December 31,
(in thousands, except per-share data)	2007	2008
Numerator:
Numerator for basic earnings per share – net Income (loss)	$9,913	$(879)
Interest expense related to convertible senior subordinated notes, net of taxes	1,044	—

Numerator for diluted earnings per share – net income (loss) plus interest expense related to convertible notes, net of taxes	$10,957	$(879)

Denominator:
Denominator for basic earnings per share – weighted-average shares outstanding	41,888	41,361
Effect of dilutive securities:
Shares issuable upon exercise of options and SARs and vesting of restricted stock	140	—
Shares issuable upon conversion of convertible notes	5,750	—

Total potential dilutive shares	5,890	—

Denominator for diluted earnings per share – weighted-average shares outstanding after assumed exercises, vesting and conversions	47,778	41,361

Basic earnings per share	$0.24	$(0.02)

Diluted earnings per share	$0.23	$(0.02)

Anti-dilutive securities not considered in diluted EPS calculation:
Stock options	1,989	2,000
SARs	1,130	2,151
Restricted stock	—	364
Weighted-average shares issuable upon conversion of convertible notes	—	5,369

9.	Commitments and Contingencies

Significant new commitments and ongoing contingencies as of December 31, 2008 not disclosed previously, are as follows.

Acquisitions – In fiscal 2008, Headwaters acquired certain assets and assumed certain liabilities of a privately-held company in the building products industry. Total consideration for this acquisition was approximately $16.1 million, of which $5.0 million was paid at the date of acquisition. The remaining balance is payable in 2009. Pursuant to contractual terms for some small 2006 acquisitions, additional amounts may be payable in the future, based on the achievement of stipulated revenue or earnings targets for periods ending no later than March 2010. At the current time, Headwaters does not believe that any such payments will be material. If any future earn-out consideration is paid for any acquisition, goodwill will be increased accordingly.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(Unaudited)

Performance Unit Awards – In 2008, Headwaters’ Compensation Committee approved grants of performance unit awards to certain officers and employees, to be settled in cash, based on the achievement of goals tied to cumulative divisional free cash flow generated subsequent to September 30, 2008 and prior to September 30, 2028, at which time the awards expire, if not forfeited earlier. These awards replaced all existing long-term cash-based awards, except for certain awards already earned at the date of grant. For purposes of these awards, free cash flow is generally defined as operating income plus depreciation and amortization, reduced by capital expenditures. Payments will vest according to a predetermined schedule as free cash flow accumulates over time. The maximum payout under the performance unit awards if all performance criteria are achieved by all of Headwaters’ operating divisions is approximately $85.0 million. No amounts have been expensed for these awards through December 31, 2008 because no performance criteria have yet been achieved.

Property, Plant and Equipment – As of December 31, 2008, Headwaters was committed to spend approximately $29.7 million on capital projects that were in various stages of completion.

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

Historically, costs paid to outside legal counsel for litigation have comprised a majority of Headwaters’ litigation-related costs. During 2008, Headwaters incurred approximately $0.9 million of expense for legal matters, which consisted primarily of costs for outside legal counsel. Headwaters currently believes the range of potential loss for all unresolved matters, excluding costs for outside counsel, is from $1.0 million up to the amounts sought by claimants and has recorded a total liability as of December 31, 2008 of $1.0 million. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Headwaters’ outside counsel currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability to Headwaters. It is not possible to estimate what litigation-related costs will be in future periods.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(Unaudited)

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

Mainland Laboratory. HRI entered into a license agreement for the use of a fly ash carbon treatment technology with Mainland Laboratory, LTD (Mainland) in April 2000. The agreement grants exclusive rights to the patented carbon treatment technology owned by Mainland. In 2006, HRI became aware of prior art relating to the Mainland patented technology which Headwaters believes invalidates the Mainland patent and HRI stopped paying royalties under the agreement. In September 2007, Mainland filed suit against HRI in the United States District Court for the Southern District of Texas with a demand for arbitration under the terms of the license agreement, for breach of contract and patent infringement. HRI has requested that the District Court invalidate the Mainland patent and cancel the license agreement due to Mainland’s inability to provide HRI with exclusivity to practice the patented technology. Mainland is seeking approximately $23.0 million in damages, enhancement of any damages award based on alleged willful infringement of its patent, and recovery of its costs associated with the litigation, including its attorneys’ fees. Additionally, Mainland is seeking an injunction to stop HRI from practicing the technology covered by the patent. Because the resolution of the federal court and arbitration actions are uncertain, legal counsel cannot express an opinion concerning the likely outcome of this matter or the liability of HRI, if any.

Coalco Corporation. Beginning in 1996, Headwaters entered into a series of agreements with Coalco Corporation by which Coalco would assist Headwaters in identifying financing sources for synthetic fuel manufacturing projects. Under these agreements, Headwaters agreed to pay certain fees to Coalco. Beginning in 1997, Pelletco Company, an affiliate of Coalco, entered into license agreements for the use of Headwaters’ synthetic fuel technology for which Pelletco agreed to pay certain license fees to Headwaters. As of December 31, 2008, trade receivables include $3.8 million which is due from Pelletco to Headwaters. The synthetic fuel businesses underlying all of these agreements ended during fiscal 2008. In January 2009, Coalco filed a complaint in the Commonwealth of Massachusetts Suffolk County Superior Court, alleging that Headwaters has breached its agreements to pay certain fees to Coalco. Coalco seeks damages in the principal amount of approximately $20.8 million, plus approximately $2.7 million in interest, attorneys’ fees, and other costs. Pelletco joined the complaint with Coalco, both seeking declaratory judgment as to their rights and obligations under the various agreements. Headwaters intends to vigorously defend against the alleged claims and to assert counterclaims against the plaintiffs. The $3.8 million due to Headwaters from Pelletco has not been paid. Although the merits of Coalco and Pelletco’s claims will be determined in due legal course, management currently believes that the amount due from Pelletco is collectible.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(Unaudited)

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

Typically, the claims cite damages for alleged personal injuries and punitive damages for alleged unfair business practices in addition to asserting more conventional damage claims for alleged economic loss and damage to property. To date, claims made against such subsidiaries have been paid by their insurers, with the exception of minor deductibles or self-insured retentions, although such insurance carriers typically have issued “reservation of rights” letters. None of the cases has gone to trial. While, to date, none of these proceedings have required that HBP incur substantial costs, there is no guarantee of insurance coverage or continuing coverage. These and future proceedings may result in substantial costs to HBP, including attorneys’ fees, managerial time and other personnel resources and costs. Adverse resolution of these proceedings could have a materially negative effect on HBP’s business, financial condition, and results of operation, and its ability to meet its financial obligations. Although HBP carries general and product liability insurance, HBP cannot assure that such insurance coverage will remain available, that HBP’s insurance carrier will remain viable, or that the insured amounts will cover all future claims in excess of HBP’s uninsured retention. Future rate increases may also make such insurance uneconomical for HBP to maintain. In addition, the insurance policies maintained by HBP exclude claims for damages resulting from exterior insulating finish systems, or EIFS, that have manifested after March 2003. Because resolution of the litigation and claims is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of HBP’s liability.

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

Section 45 Matters – As explained in Note 7, Headwaters’ effective tax rate for fiscal 2008 and 2009 is lower than the statutory rate due to refined coal tax credits related to facilities that Headwaters owns and operates. Headwaters believes the refined coal produced at these facilities and sold to qualified buyers qualifies for tax credits under Section 45 (which is different from

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(Unaudited)

the Section 45K tax credits discussed in preceding paragraphs) of the Internal Revenue Code. To date, the IRS has issued limited guidance about how this tax credit program will be administered and the restrictions on the availability of such credits. Based on the language of Section 45, Headwaters believes that its coal cleaning facilities are eligible for Section 45 refined coal tax credits, and as a result, has recognized a benefit for such credits in its 2008 tax provision. The ability to claim tax credits is dependent upon a number of conditions, including, but not limited to:

•	Placing facilities in service on or before December 31, 2008;

•	Producing a fuel from coal that is lower in NOx and either SOx or mercury emissions by the specified amount as compared to the emissions of the feedstock;

•	Producing a fuel at least 50% more valuable than the feedstock; and

•	Sale of the fuel to a third party for the purpose of producing steam.

The IRS may challenge Section 45 tax credits claimed by Headwaters on any one of these or other conditions. In addition, Congress may modify or repeal Section 45 so that these tax credits may not be available in the future. Through December 31, 2008, Headwaters has recognized a total benefit of approximately $3.4 million related to Section 45 tax credits.

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-Q. Our fiscal year ends on September 30 and unless otherwise noted, references to 2007 refer to our fiscal quarter ended December 31, 2007 and references to 2008 refer to our fiscal quarter ended December 31, 2008. Other references to years refer to our fiscal year rather than a calendar year.

Overview

Consolidation and Segments. The consolidated financial statements include the accounts of Headwaters, all of our subsidiaries, and other entities in which we have a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation.

We currently operate in three industries: building products, coal combustion products (CCPs) and energy. In the building products segment, we design, manufacture, and sell architectural stone and resin-based exterior siding accessories (such as shutters, mounting blocks, and vents), concrete block and other building products. Revenues consist of product sales to wholesale and retail distributors, contractors and other users of building products. We are a nationwide leader in the management and marketing of CCPs, including fly ash used as a substitute for portland cement. Revenues in the CCP segment consist primarily of product sales with a smaller amount of service revenue. In the energy segment, we are focused on reducing waste and increasing the value of energy-related feedstocks, primarily in the areas of low-value coal and oil. Revenues for the energy segment through December 31, 2007 consisted primarily of sales of chemical reagents and license fees related to our former Section 45K business. Beginning January 1, 2008, and for the foreseeable future, revenues for this segment consist primarily of coal sales.

Operations and Strategy. During the past several years, we have executed our two-fold plan of maximizing cash flow from our existing operating business units and diversifying from significant reliance on the legacy energy segment Section 45K (formerly Section 29) business. With the addition and expansion of our CCP management and marketing business through acquisitions beginning in 2002, and the growth of our building products business through several acquisitions beginning in 2004, we have achieved revenue growth and diversification in three business segments. Because we also incurred increased indebtedness to make strategic acquisitions, one of our historical financial objectives has been to focus on increasing cash flows to reduce debt levels. During fiscal 2008 and through December 31, 2008, our primary focus was on growing our coal cleaning business and our primary use of cash consisted of capital expenditures, primarily for coal cleaning facilities in the energy segment.

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

Section 45K tax credits were subject to phase-out after the average annual U.S. wellhead oil price (reference price) reached a beginning phase-out threshold price, and would have been eliminated entirely if the reference price had reached the full phase-out price. The calendar 2007 reference price and phase-out range were announced in calendar 2008 and accordingly, in the March and June 2008 quarters we adjusted previously recognized revenue and tax credits as required to reflect the finalized phase-out. The existence and unpredictability of phase-out has materially adversely affected both the amount and timing of recognition of our revenue, net income and cash flow beginning in fiscal 2006 and continuing through fiscal 2008. At the current time, we do not believe there are any material residual contingencies related to phase-out.

We own and operate several newly-constructed and recently-renovated coal cleaning facilities that remove rock, dirt, and other impurities from waste coal, resulting in higher-value, marketable coal. Construction of these facilities was our largest single investment of cash during fiscal 2008 and through December 31, 2008 and currently we expect construction activities in the energy segment and other segments to be our most significant investment of cash in fiscal 2009. Capital expenditures in fiscal 2008 and through December 31, 2008 were financed primarily with available cash and with lease financing. In 2008, coal sales were $12.3 million, compared to $1.4 million in 2007. Despite this growth in coal sales from 2007 to 2008, there has been a rapid decline in demand and pricing for coal during 2008, especially metallurgical coal, which has had a negative effect on our 2008 revenue and which is currently expected to have a negative effect on 2009 revenue and operating income.

Our CCP segment business strategy is to continue to negotiate long-term contracts with suppliers, supported by investment in transportation and storage infrastructure for the marketing and sale of CCPs. We are also continuing our efforts to expand the use of high-value CCPs and to develop more uses for lower-value CCPs, such as blending. Our building products segment has been significantly affected by the depressed new housing and residential remodeling market and our current strategy is to reduce operating costs as much as possible and be positively positioned to take advantage of an industry turnaround at some point in the future. We are also continuing to develop new building products and leverage our robust distribution system which we believe is a competitive advantage for us. Our CCPs and building products businesses are significantly affected by seasonality, with the highest revenue and profitability produced in the June and September quarters.

Our acquisition strategy targets businesses that are leading companies in their respective industries and that have strong operating margins, thus providing additional cash flow that complements the financial performance of our existing businesses. In 2006, we began to acquire small companies in the building products industry with innovative products that can be marketed using our existing distribution channels. We are also committed to continuing to invest in research and development activities that are focused on energy-related technologies and nanotechnology. We participate in joint ventures that operate an ethanol plant located in North Dakota and a hydrogen peroxide plant in South Korea. To a smaller degree, we are also investing in other energy projects such as the refining of heavy crude oils into lighter transportation fuels.

In 2005 and subsequent years, we focused on the integration of our large 2004 acquisitions, including the marketing of diverse kinds of building products through our national distribution network. We became highly leveraged as a result of those acquisitions, but reduced our outstanding debt significantly since that time through cash generated from operations, from an underwritten public offering of common stock and from proceeds from settlement of litigation. During fiscal years 2005 through 2008, we made several early repayments of our long-term debt. In fiscal 2008 and through December 31, 2008, early repayments of long-term debt decreased as compared to earlier periods primarily due to our investments of available cash in developing and growing our coal cleaning business in the energy segment. Cash needs for capital expenditures will continue in fiscal 2009, so we are focused on liquidity to enable us to continue implementing our growth plans. Although our historical emphasis on the early repayment of long-term debt has diminished temporarily, a significant amount of our long-term debt is repayable beginning in 2011. Operational improvements and the continued growth in the coal cleaning business are currently expected to increase cash flow from operations, but this increase, along with the cash flow currently being generated, may not provide sufficient funds to retire all of this maturing debt. Accordingly, management is considering other potential transactions, including asset sales, asset-based loans, refinancing of debt obligations, and equity and debt securities offerings.

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

The information set forth below compares our operating results for the quarter ended December 31, 2008 (2008) with operating results for the quarter ended December 31, 2007 (2007).

Summary. Our total revenue for 2008 was $166.2 million, down 33% from $248.9 million for 2007. Gross profit decreased 50%, from $63.1 million in 2007 to $31.6 million in 2008. Operating income decreased from $18.4 million in 2007 to an operating loss of $(9.2) million in 2008. Net income decreased from $9.9 million, with diluted earnings per share of $0.23, to a net loss of $(0.9) million, or $(0.02) per diluted share, in 2008.

Our Section 45K business terminated in fiscal 2008 and we sold the mortar/stucco business in our building products segment in fiscal 2008. Removing the effect of these two profitable operations from the numbers for the 2007 period, our total revenue for 2008 was $166.2 million, down 11% from $186.2 million for 2007. Gross profit decreased 36%, from $49.3 million in 2007 to $31.6 million in 2008. Operating income decreased from $5.3 million in 2007 to an operating loss of $(9.2) million in 2008, and the net loss increased from $(0.4) million, with diluted earnings (loss) per share of $(0.01), to a net loss of $(0.9) million, or $(0.02) per diluted share, in 2008.

Revenue and Gross Margins. The major components of revenue, along with gross margins, are discussed in the sections below.

Building Products Segment. Sales of building products during 2008 were $88.2 million with a corresponding gross profit of $18.0 million. Sales of building products during 2007 were $114.8 million with a corresponding gross profit of $32.9 million. The decrease in our sales of building products in 2008 was due primarily to the continuing effects of the depressed new housing and residential remodeling market which impacted sales across most of our product lines. Also, in early 2008, we sold certain non-strategic mortar/stucco assets in the building products segment which accounted for approximately $8.3 million of the decrease in revenue from 2007 to 2008. The gross margin percentage declined from 2007 to 2008 due primarily to fewer fixed costs being absorbed as a result of lower sales. We believe our niche strategy and our focus on productivity improvements tempered somewhat the impact of the severe slowdown in new residential construction; however, the recession has resulted in higher unemployment, adding to the home foreclosure rate, putting additional homes on the market and further reducing the demand for new construction.

New housing starts according to the U.S. National Association of Home Builders (NAHB) were 1.3 million and 0.9 million units in calendar 2007 and 2008, respectively, compared to a 10-year average of 1.6 million units. Our building products business relies on the home improvement and remodeling markets as well as new construction. The U.S. Census Bureau’s Value of Private Residential Construction Spending Put in Place data on home owner improvement activity shows that the four quarter moving average topped out at $147.4 billion in the second calendar quarter of 2007 and fell to approximately $122.6 billion by the fourth calendar quarter of 2008. The Leading Indicator of Remodeling Activity estimate issued by the Joint Center for Housing Studies at Harvard University has estimated that the four quarter moving average will be only $109.5 billion in the third calendar quarter of 2009, which would be the lowest level since the second calendar quarter of 2004. Based on the forecasted declines in new housing starts and remodeling activity for calendar 2009, we expect that our revenues and operating results will also decline in 2009 as compared to fiscal 2008 levels.

CCP Segment. CCP revenues for 2008 were $67.2 million with a corresponding gross profit of $20.2 million. CCP revenues for 2007 were $77.4 million with a corresponding gross profit of $21.5 million. We believe the decrease in CCP revenues in 2008 compared to 2007 was due primarily to general economic conditions affecting the construction industry. The gross margin percentage increased from 2007 to 2008 primarily due to declines in the costs of rail and truck transportation.

Energy Segment. In 2007, our energy segment revenue consisted almost exclusively of revenues related to our Section 45K business. In 2008, there was no Section 45K revenue and energy segment revenue consisted substantially of coal sales revenue. Cost of revenue exceeded revenue for this segment due primarily to start-up and ramp-up costs for newly-constructed coal cleaning facilities that were placed into service in late fiscal 2008 and in the quarter ended December 31, 2008.

Operating Expenses. The increase in amortization expense of $0.2 million from 2007 to 2008 was due primarily to intangible assets that were acquired in a fiscal 2008 acquisition. Research and development expense decreased by $0.7 million from 2007 to 2008, primarily because of decreased spending on our coal-to-liquids and hydrogen peroxide technologies. Selling, general and administrative expenses decreased $3.4 million, or 10%, to $31.6 million in 2008 from $35.0 million in 2007. The decrease in 2008 was due primarily to reduced incentive pay expenses and to a lesser extent, other personnel-related costs. Incentive pay decreased due to reduced profitability of our operations and other personnel-related costs decreased due to headcount reductions.

Other Income and Expense. During 2008, we reported net other income of $8.7 million compared to net other expense of $1.9 million during 2007. The change in other income and expense of $10.6 million was comprised of an increase in net interest expense of approximately $2.9 million and an increase in net other income of approximately $13.5 million.

Net interest expense increased from $5.8 million in 2007 to $8.7 million in 2008 due to several factors, most notably approximately $1.0 million of accelerated amortization of unamortized debt issue costs related to the extinguished $80.9 million of 2.875% convertible notes. In addition, there was more interest expense attributed to our convertible debt as a result of the debt exchange that resulted in the extinguishment of 2.875% convertible notes and the issuance of 16% convertible notes, higher interest rates on our senior debt as a result of the August 2008 amendment to our senior secured credit agreement, as well as reduced interest income in 2008. Due to the increased interest rates on our senior debt and convertible debt, we expect interest expense in 2009 to exceed the respective fiscal 2008 levels.

The change in other income/expense items of $13.5 million consisted primarily of the gain of approximately $17.6 million recognized on the extinguishment of debt in 2008, which increase was partially offset by a decrease in gain on the sale of assets of $4.6 million from 2007 to 2008. In 2007, we sold certain non-strategic mortar/stucco assets in the building products segment on which a gain of approximately $4.4 million was recognized. A portion of the proceeds from this sale were used to acquire assets that have increased the capacity of our Texas-based concrete block business.

Income Tax Provision. Our estimated effective income tax rate for the fiscal year ending September 30, 2009, exclusive of discrete items, is currently estimated to be less than 20.0%. We also recognized $0.5 million of net income tax expense in 2008 for discrete items that did not affect the calculation of the estimated effective income tax rate for the 2009 fiscal year. In 2007, we used an estimated effective income tax rate of 29.0%, exclusive of discrete items, and recognized $1.8 million of additional net income tax expense for discrete items that primarily related to Section 45K-related adjustments pertaining to prior periods.

The estimated effective tax rate for fiscal 2008 and 2009, exclusive of the discrete items, is lower than the statutory rate primarily due to Section 45 refined coal tax credits (which are different from the Section 45K tax credits discussed elsewhere) related to the coal cleaning facilities that we own and operate. We believe it is more likely than not that the refined coal produced at these facilities qualifies for tax credits pursuant to Section 45 of the Internal Revenue Code, notwithstanding the uncertainties and risks associated with the tax credits, as more fully described in Note 9.

Excluding the effect of tax credits in both periods, our effective tax rate for 2007 and 2008 would have been approximately 39% and 40%, respectively.

Impact of Inflation and Related Matters

Some of our operations have been negatively impacted by increased raw materials costs for commodities, such as polypropylene and poly-vinyl chloride in the building products segment; however, the negative impact has generally been less significant during the quarter ended December 31, 2008 than during the latter part of the 2008 fiscal year. We have been successful in passing on some, but not all, of the increased materials costs to customers. Additionally, recent decreases in fuel costs have benefited all of our business units during the quarter ended December 31, 2008. It is not possible to predict the future trends of these costs, nor our ability to pass on any future price increases to customers.

Liquidity and Capital Resources

Summary of Cash Flow Activities. Net cash provided by operating activities for the three months ended December 31, 2008 (2008) was $41.6 million compared to $34.6 million for the three months ended December 31, 2007 (2007). Profitability decreased in 2008 compared to 2007, primarily due to the absence of Section 45K-related operations in 2008. The termination of our Section 45K business was also the primary reason for the higher cash flow from collection of trade receivables in 2007 than 2008. Nevertheless, there were other significant changes in operating assets and liabilities, as reflected in the statements of cash flows, which were a use of cash in 2007, but a source of cash in 2008, which more than offset the decreased profitability and the decreased cash flow from collection of trade receivables in 2008.

In both 2008 and 2007, the primary investing activity consisted of the purchase of property, plant and equipment. In 2007, payments for acquisitions also comprised a significant investing activity. In 2008, our primary financing activity consisted of the exchange of convertible senior subordinated notes resulting in the extinguishment of approximately $17.6 million of convertible debt. In 2007, our primary financing activity consisted of the purchase of treasury stock. More details about our investing and financing activities are provided in the following paragraphs.

Investing Activities. Total expenditures for property, plant and equipment in 2008 were $18.1 million, a decrease of $7.5 million from 2007. The largest share of capital expenditures in 2007 was incurred by the building products segment and represented primarily maintenance of operating capacity, rather than expansion of operations. In contrast, in 2008, a substantial majority of total capital expenditures was incurred by the energy segment, in particular for expanding the coal cleaning business. Most of the remaining fiscal 2009 capital expenditures also represent expansion of operations, but a somewhat smaller proportion will be for new capacity versus maintenance of operational capacity than that experienced in recent periods. Also, a majority of capital expenditures for the remainder of fiscal 2009 will be in the CCP and building products segments instead of the energy segment. Our 2009 capital expenditures are currently expected to be less than $75.0 million and could be as low as $60.0 million.

Capital expenditures are limited by our senior debt covenants to $100.0 million annually. In certain circumstances, the unused amount from a fiscal year can be carried forward and used in the subsequent fiscal year; however, as of September 30, 2008, we had no unused amount available to be carried forward to future periods. As of December 31, 2008, we were committed to spend approximately $29.7 million on capital projects that were in various stages of completion. In 2007, we realized $7.7 million of proceeds from the sale of property, plant and equipment, most of which represented non-strategic assets in our building products segment. A portion of the proceeds from this sale was used to acquire assets that increased the capacity of our Texas-based concrete block business, enabling us to meet current and projected demand in this line of business.

In fiscal 2007, we acquired 100% of the ownership interests of Dutch Quality Stone (DQS), a privately-held company in the building products business. Total consideration paid at the date of acquisition was approximately $52.9 million. An additional $19.0 million was paid in 2007, based on earnings of DQS for the 12-month period ended September 30, 2007 that exceeded an agreed-upon threshold. In fiscal 2008, we acquired certain assets and assumed certain liabilities of a privately-held company in the building products industry. Total consideration for this acquisition was approximately $16.1 million, of which $5.0 million was paid at the date of acquisition. The remaining balance is payable in 2009. Pursuant to contractual terms for some small 2006 acquisitions, additional amounts may be payable in the future, based on the achievement of stipulated revenue or earnings targets for periods ending no later than March 2010. At the current time, we do not believe that any such payments will be material.

We are required to periodically test for goodwill impairment, at least annually, or sooner if evidence of possible impairment arises. We perform our annual impairment testing as of June 30. As a result of the depressed new housing and residential remodeling market, we determined that the building products reporting unit’s goodwill was impaired as of the June 30 test date in both fiscal 2007 and 2008, and non-cash impairment charges of $98.0 million and $205.0 million were recorded in fiscal 2007 and 2008, respectively. These impairment charges did not affect our cash position, cash flow from operating activities or senior debt covenant compliance.

Due to the continuing decline in the new housing and residential remodeling markets and the ongoing downward revisions by market analysts of near-term projections in these markets, management believes that indicators of further impairment in the building products reporting unit exist. Accordingly, we have commenced a goodwill impairment test for this reporting unit. Upon completion of step 2 of the impairment test, we could be required to record a further write-down of the building products reporting unit goodwill. Any resulting non-cash impairment charge is expected to be recorded in the quarter ending March 31, 2009. Because we are in the early stages of our analysis, we do not believe it is currently possible to reasonably estimate the range of the potential goodwill impairment charge, if any.

We intend to continue to expand our business through growth of existing operations, commercialization of technologies currently being developed, and possible strategic acquisitions of products or entities that expand our current operating platform. Acquisitions have historically been an important part of our long-term business strategy. We have routinely reviewed potential acquisitions, including those in the areas of building products, CCP marketing, and coal and catalyst technologies. It is possible that some portion of future cash and cash equivalents and/or proceeds from the issuance of stock or debt could be used to fund acquisitions of complementary businesses in the building products, CCP and energy industries; however, because of cash flow considerations and current events affecting the debt and equity markets, we do not currently anticipate any significant acquisitions in 2009. Our senior secured credit agreement limits acquisitions in the aggregate to $50.0 million of cash consideration and $20.0 million of non-cash consideration annually, with no more than $30.0 million of cash consideration for any one acquisition. If our “total leverage ratio,” as defined, is less than or equal to 3.50:1.0, after giving effect to an acquisition, these limitations do not apply.

The senior secured credit agreement also limits the amount we can invest in joint ventures and other less than 100%-owned entities. We have invested in several joint ventures, which are accounted for using the equity method of accounting, but do not currently have plans to significantly increase our investments in those entities.

Financing Activities. In 2008, we exchanged approximately $80.9 million of our 2.875% convertible senior subordinated notes due 2016 for $63.3 million of new 16% convertible senior subordinated notes due 2016. A gain, recorded in other income (expense) in the accompanying consolidated statement of operations for 2008, of approximately $17.6 million was recognized on the extinguishment of debt. Additionally, approximately $1.0 million of unamortized debt issue costs related to the extinguished $80.9 million of debt was charged to interest expense in 2008 and approximately $1.0 million of new debt issue costs were incurred related to the 16% convertible notes. In 2007, financing activities consisted primarily of treasury stock purchases totaling $14.8 million.

We have no long-term debt repayments that are due prior to 2011. We may, in the future, make optional prepayments of senior debt depending on actual cash flows, our current and expected cash requirements and other applicable factors we deem to be significant.

Due to covenants associated with our senior debt, we currently have restrictions on our ability to obtain significant additional amounts of long-term debt. However, we have historically experienced strong positive cash flow from operations which has enabled us to repay a substantial amount of our long-term debt prior to scheduled maturities. While we expect our positive cash flow to continue in the future, our positive cash flow from operations is expected to be lower in 2009 than it was in fiscal 2008 and recent years due to the termination of our Section 45K business and the continued weakness in the new housing and residential remodeling market. Also, while we have periodically accessed the debt and equity markets in prior years, affordable and available additional debt and equity may be much more difficult for us to obtain in future periods than in the past, due to less favorable market conditions as well as changes in our business model.

Reference is made to Note 6 to the consolidated financial statements for detailed information about our outstanding long-term debt and compliance with debt covenants, as well as the available $60.0 million revolving credit arrangement, which terminates in September 2009. The senior credit facility contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset sales and liens, annual capital expenditures in excess of $100.0 million annually, and the payment of dividends, among others. In addition, we must maintain certain leverage and fixed charge coverage ratios. Reference is made to the subsequent section titled “Potential Liquidity Risks and Management’s Plans” for detailed information about our debt covenant ratio calculations and related matters.

In fiscal 2008, we obtained an amendment to our senior secured credit agreement to provide additional flexibility for capital leases and sale-leaseback transactions and to temporarily modify certain of the leverage and fixed charge coverage ratios described in more detail below and in Note 6 to the consolidated financial statements. We are in compliance with all debt covenants as of December 31, 2008. However, given the continuing decrease in building products revenues as a result of the depressed new housing and residential remodeling market and the termination of our Section 45K business, combined with the high level of capital expenditures during fiscal 2008 and early fiscal 2009, there is increased risk of noncompliance with certain leverage and fixed charge coverage ratios in future periods, particularly during periods ending on or after June 30, 2009.

Approximately $18.0 million remains available for future offerings of securities under a universal shelf registration statement originally filed with the SEC in 2002. In November 2008, we filed another universal shelf registration statement that, when declared effective and when combined with the 2002 shelf registration, will allow for the potential sale of a total of $250.0 million of securities. The November 2008 registration statement, however, has not yet been declared effective and a prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering could commence under either of the registration statements.

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

Working Capital. As of December 31, 2008, our working capital was $114.6 million. Notwithstanding the termination of our Section 45K business as of December 31, 2007 and the resulting impact on cash flow, we currently expect operations to produce positive cash flow in future periods and believe working capital, along with available borrowings under the revolving credit arrangement for our seasonal needs, will be sufficient for operating needs for the next 12 months.

Income Taxes. Historically, there has often been some lag in paying estimated taxes during a fiscal year due to the seasonality of our operations and because estimated income tax payments are typically based on annualizing the fiscal year’s taxable income based on year-to-date results. We currently expect this pattern to continue. We expect our effective income tax rate for 2009 and future years to be less than the statutory rate due primarily to the availability of Section 45 refined coal tax credits. These tax credits relate to the coal cleaning facilities that we currently own and operate. The tax credits are expected to reduce required cash payments for estimated taxes during the year they are earned.

As discussed previously, cash payments for income taxes are reduced for tax deductions resulting from disqualifying dispositions of incentive stock options and from the exercise of non-qualified stock options, which amounts were not material in 2007 or 2008. Option exercise activity is primarily dependent on our stock price which is not predictable, and likewise, it is not possible to estimate what tax benefits may be realized from future option exercises.

Summary of Future Cash Requirements. Significant future cash uses, beyond operational working capital requirements, including income tax payments and interest payments on long-term debt, are currently expected to consist primarily of capital expenditures.

Potential Liquidity Risks and Management’s Plans. Operational improvements such as reduced headcount, reduced or eliminated advertising and marketing programs, reduced plant overhead expenses and reduced fuel costs, along with growth in the coal cleaning business, are currently expected to partially offset the impact of reduced revenues on cash flow from operations. However, the anticipated increase in cash flow from these actions, along with the cash flow currently being generated, may not provide sufficient funds to retire all of our maturing debt. Accordingly, management’s plans to increase liquidity and minimize the risk of noncompliance with debt covenants also include the following potential actions: the delay, postponement or cancellation of certain planned capital expenditures; the sale of assets; obtaining asset-based loans; refinancing debt obligations; the sale of equity, the proceeds of which would be used to repay long-term debt; additional amendments to our senior secured credit agreement; or restructuring our credit facilities and capitalization.

Most of our potential debt covenant compliance risk relates to compliance with certain leverage and fixed charge coverage ratios in future periods, particularly during periods ending on or after June 30, 2009. The potential risk is primarily a result of declining EBITDA, combined with increased levels of planned capital expenditures, as compared to prior periods. EBITDA consists of net income adjusted for net interest expense, income taxes, depreciation and amortization and goodwill and other impairments, as these items are defined in our senior secured debt agreement. Because our net income declined significantly during fiscal 2008 and through December 31, 2008, EBITDA has also declined significantly. We do not currently expect our trailing twelve months’ (TTM) EBITDA, which is used to calculate many of the required leverage and fixed coverage ratios, to significantly improve during 2009, primarily due to the depressed new housing and residential remodeling market and the challenges of ramping up and operating our coal cleaning facilities in a difficult coal market.

The three primary debt covenant ratios with which we must comply are: i) a total leverage ratio of 4.75:1 from December 31, 2008 through March 31, 2009, 4.25:1 as of June 30, 2009, 3.75:1 as of September 30, 2009, then 3.5:1 from December 31, 2009 through the maturity date (total leverage ratio); ii) a maximum ratio of consolidated funded indebtedness minus subordinated indebtedness to EBITDA of 2.5:1 (senior leverage ratio); and iii) a minimum ratio of EBITDA plus rent payments (EBITDAR), less certain capital expenditures and taxes for the four preceding fiscal quarters, to scheduled rent payments and payments of principal and interest on all indebtedness for the next four fiscal quarters of 1:1 for the periods ending December 31, 2008 through June 30, 2009, then 1.25:1 for periods ending on or after September 30, 2009 (fixed charge coverage ratio). The following table summarizes the calculations of each of these three key ratios for the dates indicated. All components have been calculated based on the definitions of such items in our senior secured credit facility.

(in millions)	September 30, 2007	September 30, 2008	December 31, 2008
Senior debt (A)	$210.0	$200.0	$200.0
Convertible debt (B)	332.5	332.5	314.9

Total long-term debt	542.5	532.5	514.9
Stand-by letters of credit	6.0	9.7	10.1
Other long-term obligations	—	9.7	9.5

Total indebtedness, as defined (C)	$548.5	$551.9	$534.5

TTM EBITDA, as defined (D)	$301.2	$142.1	$133.3

Total leverage ratio (C ÷ D)	1.82	3.88	4.01

Senior leverage ratio ((C – B) ÷ D)	0.72	1.54	1.65

TTM EBITDA	$301.2	$142.1	$133.3
Rent expense	34.2	35.4	35.0
Less certain capital expenditures	(55.0)	(40.1)	(34.4)
Income taxes	(60.9)	(1.4)	0.2

TTM EBITDAR, as defined (E)	$219.5	$136.0	$134.1

Future twelve months’ scheduled interest payments	$24.4	$31.7	$34.1
Future twelve months’ scheduled repayments of long-term debt and other obligations	—	1.0	1.0
Future twelve months’ scheduled rent payments	38.5	36.0	36.0

Future fixed charges, as defined (F)	$62.9	$68.7	$71.1

Fixed charge coverage ratio (E ÷ F)	3.49	1.98	1.89

Trailing twelve months (TTM) EBITDA, as used in the above table, is calculated as follows:

(in thousands)	September 30, 2007	September 30, 2008	December 31, 2008
Net income (loss)	$20.1	$(169.7)	$(180.5)
Net interest expense	31.1	23.8	26.7
Income taxes, as defined	69.8	2.2	0.6
Depreciation and amortization, as defined	82.2	74.2	77.2
Impairments, as defined	98.0	211.6	209.3

TTM EBITDA, as defined (D)	$301.2	$142.1	$133.3

Before a potential debt covenant violation becomes imminent, we would take several potential actions, including all of the steps discussed above, as well as negotiate with the holders of our senior secured debt with a view to obtaining a waiver or an amendment to the debt agreement (such as we did in fiscal 2008). If our efforts to increase EBITDA were unsuccessful and we failed to obtain a waiver or amendment to our debt agreement, a breach of our covenants could result in a default, in which event our lenders could elect to declare all amounts outstanding to be immediately due and payable. If we were not able to repay our obligations if they were accelerated, the lenders could foreclose on our assets.

In addition to the risks of noncompliance with leverage and fixed charge coverage ratios, our $60.0 million revolving credit arrangement expires in September 2009. During fiscal 2008, we used this revolver for short-term working capital needs and for stand-by letters of credit, which at December 31, 2008 totaled $10.1 million. We currently expect to use the revolver for seasonal working capital needs and for letters of credit during 2009. Our seasonal working capital needs should decline as coal cleaning operations continue to grow because this business is less seasonal than our building products and CCP businesses. We continue to evaluate our liquidity needs and the potential replacement of the revolving credit facility.

Subsequent to December 31, 2008, a decrease in the credit rating on our debt was announced. The primary result of this action is an increase in the interest rate on our senior secured debt from LIBOR plus 4.5 % to LIBOR plus 5.0%.

Our $200.0 million of senior debt is required to be repaid in February 2011 and April 2011. Our 2.50% convertible senior subordinated notes are repayable in 2014. The holders of the 2.875% convertible senior subordinated notes due June 2016, totaling $91.6 million, have the right to require us to repurchase all or a portion of those notes on June 1, 2011. Also, the holders of the 16% convertible senior subordinated notes due June 2016, totaling $63.3 million, have the right to require us to repurchase all or a portion of those notes on June 1, 2012. We currently believe it is likely that the holders of the 2.875% notes will require us to repurchase those notes on June 1, 2011 and it is possible that the holders of the 16% notes will require us to repurchase those notes on June 1, 2012.

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

We are exposed to financial market risks, primarily related to changes in interest rates and certain foreign currencies. We do not use derivative financial instruments for speculative or trading purposes. We have entered into certain hedge transactions in the past, primarily to limit our variable interest rate exposure, but there are no such hedges outstanding as of December 31, 2008. The Blue Flint joint venture has derivatives in place related to variable interest rates and commodities.

As described in more detail in Note 6 to the consolidated financial statements, our senior debt, which totaled $200.0 million as of December 31, 2008, bears interest at a variable-rate. Accordingly, assuming no change in the amount of senior debt outstanding, a change in the interest rate of 1% would change our interest expense by $2.0 million during the 12 months ending December 31, 2009.

We have limited operations in foreign jurisdictions. However, one of our joint ventures with Evonik Industries AG owns a hydrogen peroxide business located in South Korea. This joint venture has € 25.0 million (approximately $35.0 million at December 31, 2008) of long-term debt along with other obligations denominated in Euros. Because the debt and other obligations are repayable in a currency different from the Korean Won, the joint venture’s functional currency, they must be remeasured into Korean Won at the end of each reporting period based on then current exchange rates, with the impact recorded in earnings. As a result of this requirement, the joint venture is subject to foreign currency exchange rate movements. During 2008, the joint venture recorded foreign currency exchange gains of which $0.2 million has been included in our results of operations. As of December 31, 2008, a change in the relationship between the Euro and Korean Won of 10% would result in a gain or loss of approximately $1.8 million for us.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of December 31, 2008, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2008 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See “Legal Matters” in Note 9 to the consolidated financial statements for a description of current legal proceedings.

ITEM 1A.	RISK FACTORS

Risks relating to our business and our common stock are described in Item 1A of our Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herein:

12	Computation of ratio of earnings to combined fixed charges and preferred stock dividends	*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	*

99.11	Nominating and Corporate Governance Committee Charter, dated December 19, 2008	*

99.12	Audit Committee Charter, dated December 19, 2008	*

99.13	Compensation Committee Charter, dated December 19, 2008	*

99.25	Form of Performance Unit Award Agreement (October 2008)	*

99.26	Form of Director Restricted Stock Unit Award Agreement (January 2009)	*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEADWATERS INCORPORATED

Date:	February 6, 2009	By:	/s/ Kirk A. Benson
Kirk A. Benson, Chief Executive Officer
(Principal Executive Officer)

Date:	February 6, 2009	By:	/s/ Steven G. Stewart
Steven G. Stewart, Chief Financial Officer
(Principal Financial Officer)