Form 10-Q
period 2009-03-31
HEADWATERS INC
filed 2009-05-07
CIK 1003344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of April 30, 2009 was 42,332,178.

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

ITEM 1.	FINANCIAL STATEMENTS

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)	September 30, 2008	March 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$21,637	$8,607
Trade receivables, net	117,595	74,939
Inventories	53,068	56,274
Current and deferred income taxes	37,518	24,513
Other	10,568	12,842

Total current assets	240,386	177,175

Property, plant and equipment, net	304,835	316,304

Other assets:
Intangible assets, net	226,168	214,745
Goodwill	582,111	115,999
Other	48,486	44,919

Total other assets	856,765	375,663

Total assets	$1,401,986	$869,142

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$27,688	$19,147
Accrued personnel costs	29,873	18,697
Other accrued liabilities	58,168	39,706
Current portion of long-term debt	—	15,000

Total current liabilities	115,729	92,550

Long-term liabilities:
Long-term debt	532,500	510,776
Deferred income taxes	87,026	12,270
Unrecognized income tax benefits	18,441	10,405
Other	16,738	14,833

Total long-term liabilities	654,705	548,284

Total liabilities	770,434	640,834

Stockholders’ equity:
Common stock, $0.001 par value; authorized 100,000 shares; issued and outstanding: 42,035 shares at September 30, 2008 (including 564 shares held in treasury) and 42,333 shares at March 31, 2009 (including 291 shares held in treasury)	42	42
Capital in excess of par value	509,977	510,721
Retained earnings (accumulated deficit)	130,394	(276,754)
Treasury stock and other	(8,861)	(5,701)

Total stockholders’ equity	631,552	228,308

Total liabilities and stockholders’ equity	$1,401,986	$869,142

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per-share data)	2008	2009	2008	2009
Revenue:
Building products	$93,560	$68,401	$208,326	$156,628
Coal combustion products	60,982	48,083	138,408	115,309
Energy	17,437	21,184	74,142	31,897

Total revenue	171,979	137,668	420,876	303,834

Cost of revenue:
Building products	72,843	56,082	154,679	126,346
Coal combustion products	47,651	36,480	103,559	83,540
Energy	10,150	22,464	58,247	39,665

Total cost of revenue	130,644	115,026	316,485	249,551

Gross profit	41,335	22,642	104,391	54,283

Operating expenses:
Amortization	5,431	6,210	10,943	11,955
Research and development	3,827	1,834	7,968	5,295
Selling, general and administrative	40,959	27,284	75,988	58,892
Goodwill impairment	—	465,656	—	465,656

Total operating expenses	50,217	500,984	94,899	541,798

Operating income (loss)	(8,882)	(478,342)	9,492	(487,515)

Other income (expense):
Net interest expense	(6,207)	(8,467)	(12,051)	(17,158)
Other, net	3,795	3,250	7,778	20,685

Total other income (expense), net	(2,412)	(5,217)	(4,273)	3,527

Income (loss) before income taxes	(11,294)	(483,559)	5,219	(483,988)

Income tax benefit (provision)	2,090	77,290	(4,510)	76,840

Net income (loss)	$(9,204)	$(406,269)	$709	$(407,148)

Basic earnings (loss) per share	$(0.22)	$(9.78)	$0.02	$(9.82)

Diluted earnings (loss) per share	$(0.22)	$(9.78)	$0.02	$(9.82)

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Six Months Ended March 31, 2009

	Common stock		Capital in excess of par value	Retained earnings (accumulated deficit)	Treasury stock, at cost	Other	Total stockholders’ equity
(in thousands)	Shares	Amount
Balances as of September 30, 2008	42,035	$42	$509,977	$130,394	$(7,281)	$(1,580)	$631,552

Issuance of restricted stock, net of cancellations	225	—					—

Exercise of stock options	73	—	410				410

Income tax benefit from exercise of stock options			189				189

273 shares of treasury stock transferred to employee stock purchase plan, at cost			(2,857)		3,600		743

Stock-based compensation			3,002				3,002

Other comprehensive income (loss), net of taxes – cash flow hedge and foreign currency translation adjustments						(440)	(440)

Net loss for the six months ended March 31, 2009				(407,148)			(407,148)

Balances as of March 31, 2009	42,333	$42	$510,721	$(276,754)	$(3,681)	$(2,020)	$228,308

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
(in thousands)	2008	2009
Cash flows from operating activities:
Net income (loss)	$709	$(407,148)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	—	465,656
Depreciation and amortization	33,633	37,255
Stock-based compensation	2,500	3,002
Interest expense related to amortization of debt issue costs	1,332	2,919
Deferred income taxes	12,039	(71,692)
Gain on extinguishment of debt	—	(19,224)
Net losses of unconsolidated joint ventures	5,246	3,453
Net gain on disposition of property, plant and equipment	(8,031)	(1,337)
Amortization of non-refundable license fees	(5,517)	—
Decrease in trade receivables	68,160	42,656
Increase in inventories	(13,060)	(3,638)
Decrease in accounts payable and accrued liabilities	(31,623)	(27,293)
Other changes in operating assets and liabilities, net	(42,998)	(290)

Net cash provided by operating activities	22,390	24,319

Cash flows from investing activities:
Purchase of property, plant and equipment	(56,888)	(37,923)
Proceeds from disposition of property, plant and equipment	12,905	2,956
Payments for acquisitions	(19,000)	(10,792)
Net increase in other assets	(3,741)	(4,342)

Net cash used in investing activities	(66,724)	(50,101)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	18,867	15,000
Payments on long-term debt	—	(2,500)
Convertible debt and other debt issue costs	—	(1,090)
Employee stock purchases	985	743
Proceeds from exercise of stock options	1	410
Income tax benefit from exercise of stock options	—	189
Treasury stock purchases	(14,841)	—

Net cash provided by financing activities	5,012	12,752

Net decrease in cash and cash equivalents	(39,322)	(13,030)

Cash and cash equivalents, beginning of period	55,787	21,637

Cash and cash equivalents, end of period	$16,465	$8,607

Supplemental schedule of non-cash investing and financing activities:
Exchanges of convertible senior subordinated notes	$—	$68,786
Cancellation of treasury stock	7,335	—
Decrease in accrued liabilities for acquisition-related commitments	(3,000)	—

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

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

Basis of Presentation – Headwaters’ fiscal year ends on September 30 and unless otherwise noted, references to 2008 refer to Headwaters’ fiscal quarter and/or six-month period ended March 31, 2008 and references to 2009 refer to Headwaters’ fiscal quarter and/or six-month period ended March 31, 2009. Other references to years refer to Headwaters’ fiscal year rather than a calendar year.

The consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the seasonality of most of Headwaters’ operations and other factors, the consolidated results of operations for 2009 are not indicative of the results to be expected for the full fiscal 2009 year.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters’ Annual Report on Form 10-K for the year ended September 30, 2008 (Form 10-K) and in Headwaters’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

Recent Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements,” which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. Headwaters adopted SFAS No. 157 as of October 1, 2008 but this adoption did not have a material effect on reported results for 2009. Headwaters uses fair value measurements to determine the reported amounts of assets acquired and liabilities assumed in purchase transactions, in testing for potential goodwill impairment, for disclosure of the fair value of financial instruments, and elsewhere. It is therefore possible that the implementation of SFAS No. 157 could have a material effect on the reported amounts or disclosures in Headwaters’ consolidated financial statements in future periods.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

The Emerging Issues Task Force (EITF) of the FASB has published EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,” which could affect Headwaters’ accounting for the fiscal 2007 convertible note hedge and warrant transactions described in Note 6. Headwaters must apply the provisions of EITF 07-5 in its financial statements issued for periods beginning on or after October 1, 2009. At the current time, Headwaters has not determined what impact, if any, EITF 07-5 will have on the accounting and future financial statement disclosures for the convertible note hedge and warrant transactions.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133.” This new standard requires enhanced disclosures about how and why an entity uses derivative instruments, how such instruments and related hedged items are accounted for under SFAS No. 133, and how those instruments and items affect an entity’s financial position, financial performance, and cash flows. Headwaters must adopt SFAS No. 161 no later than October 1, 2009. Headwaters has no derivatives outstanding as of March 31, 2009. Accordingly, the adoption of this standard could affect future disclosures related to any derivative instruments or related hedges that are entered into in future periods.

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the FSP). The FSP specifies that issuers of convertible debt that can be settled in cash should separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized. The adoption of the FSP, which for Headwaters is required October 1, 2009, will require different accounting for Headwaters’ 2.50% Convertible Senior Subordinated Notes due 2014 issued in January 2007, the 16% Convertible Senior Subordinated Notes due 2016 issued in December 2008, and the 14.75% Convertible Senior Subordinated Notes due 2014 issued in March and April 2009 (see Note 6). The provisions of the FSP must be applied retrospectively to all periods presented, or all periods subsequent to January 2007 for Headwaters.

The adoption of the FSP will result in a redetermination of the carrying amounts of Headwaters’ 2.50% convertible notes, 16% convertible notes and 14.75% convertible notes, calculated by measuring the fair values of similar debt instruments that do not have the conversion features, and recording an equity component for the difference between the original proceeds of the debt and the redetermined amounts of debt. Any basis differences that arise from this accounting that represent a temporary difference will also require the recording of deferred taxes. The original debt issuance costs will be allocated pro-rata between debt and equity issuance costs and accounted for accordingly. Debt discount recorded as a result of the redetermination of the debt carrying values will be amortized using the interest method and will result in recognition of additional interest cost for all periods subsequent to January 2007. If material, a portion of the increased interest cost will be capitalized, as required by SFAS No. 34, “Capitalization of Interest Cost.” Headwaters currently estimates that the adoption of the FSP will increase reported interest cost by approximately $3.8 million, $6.0 million and $7.4 million in fiscal years 2007, 2008 and 2009, respectively, and will not have a material affect on interest capitalized in any of these periods.

In April 2009, the FASB issued FASB Staff Positions FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSPs). These FSPs require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. Headwaters must adopt these FSPs effective for its Quarterly Report on Form 10-Q for the quarter ending June 30, 2009, at which time Headwaters will provide fair value disclosures of its financial instruments similar to disclosures historically made in its Form 10-K.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

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

	Three Months Ended March 31, 2008
(in thousands)	Building Products	CCPs	Energy	Corporate	Totals
Segment revenue	$93,560	$60,982	$17,437	$—	$171,979

Depreciation and amortization	$(12,017)	$(3,028)	$(1,545)	$(90)	$(16,680)

Operating income (loss)	$(8,114)	$6,275	$(1,464)	$(5,579)	$(8,882)

Net interest expense					(6,207)
Other income (expense), net					3,795
Income tax benefit					2,090

Net loss					$(9,204)

Capital expenditures	$11,326	$5,453	$14,444	$96	$31,319

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

	Three Months Ended March 31, 2009
(in thousands)	Building Products	CCPs	Energy	Corporate	Totals
Segment revenue	$68,401	$48,083	$21,184	$—	$137,668

Depreciation and amortization	$(11,366)	$(3,147)	$(3,192)	$(88)	$(17,793)

Operating income (loss)	$(468,815)	$4,804	$(12,128)	$(2,203)	$(478,342)

Net interest expense					(8,467)
Other income (expense), net					3,250
Income tax benefit					77,290

Net loss					$(406,269)

Capital expenditures	$2,228	$4,855	$12,744	$2	$19,829

	Six Months Ended March 31, 2008
(in thousands)	Building Products	CCPs	Energy	Corporate	Totals
Segment revenue	$208,326	$138,408	$74,142	$—	$420,876

Depreciation and amortization	$(23,156)	$(6,032)	$(4,260)	$(185)	$(33,633)

Operating income (loss)	$601	$20,504	$(1,658)	$(9,955)	$9,492

Net interest expense					(12,051)
Other income (expense), net					7,778
Income tax provision					(4,510)

Net income					$709

Capital expenditures	$25,247	$6,285	$24,906	$450	$56,888

Segment Assets as of March 31, 2008	$1,061,547	$294,287	$168,436	$62,883	$1,587,153

	Six Months Ended March 31, 2009
(in thousands)	Building Products	CCPs	Energy	Corporate	Totals
Segment revenue	$156,628	$115,309	$31,897	$—	$303,834

Depreciation and amortization	$(22,953)	$(6,269)	$(7,850)	$(183)	$(37,255)

Operating income (loss)	$(472,122)	$17,887	$(26,766)	$(6,514)	$(487,515)

Net interest expense					(17,158)
Other income (expense), net					20,685
Income tax benefit					76,840

Net loss					$(407,148)

Capital expenditures	$2,511	$7,764	$27,612	$36	$37,923

Segment assets as of March 31, 2009	$348,994	$286,944	$185,188	$48,016	$869,142

3.	Equity Securities and Stock-Based Compensation

Shelf Registration – Headwaters filed with the SEC a universal shelf registration statement for the potential sale of a total of $250.0 million of debt or equity securities. This registration statement was declared effective in April 2009. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering could commence under the registration statement.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

Stock-Based Compensation – In 2009, the Compensation Committee of Headwaters’ Board of Directors granted approximately 0.1 million restricted stock units to the non-affiliated directors of Headwaters. The units were granted subject to the terms of an existing incentive plan and vest during calendar year 2009. Each unit provides for the issuance of one share of Headwaters’ common stock, to be issued at the time of termination of a director’s service on the Board of Directors, provided vesting has occurred. Subsequent to March 31, 2009, the Compensation Committee granted approximately 1.2 million stock appreciation rights to certain officers and employees under the terms of an existing stock incentive plan.

Total stock-based compensation expense was approximately $1.3 million for each of the three-month periods ended March 31, 2008 and 2009, and approximately $2.5 million and $3.0 million for the six months ended March 31, 2008 and 2009, respectively. As of March 31, 2009, there was approximately $8.1 million of total compensation cost related to unvested awards not yet recognized, which will be recognized in future periods subject to applicable vesting terms.

4.	Inventories

Inventories consisted of the following at:

(in thousands)	September 30, 2008	March 31, 2009
Raw materials	$11,239	$11,148
Finished goods	41,829	45,126

	$53,068	$56,274

5.	Intangible Assets and Goodwill

Intangible Assets – All of Headwaters’ identified intangible assets are being amortized. The following table summarizes the gross carrying amounts and the related accumulated amortization of intangible assets as of:

		September 30, 2008		March 31, 2009
(in thousands)	Estimated useful lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
CCP contracts	8 -20 years	$117,690	$38,449	$117,690	$41,815
Customer relationships	7 1/2 -15 years	77,403	20,826	77,603	23,754
Trade names	5 - 20 years	68,412	14,227	68,512	16,043
Patents and patented technologies	6 - 19 years	54,635	23,354	54,967	26,087
Other	1 - 15 years	6,370	1,486	5,690	2,018

		$324,510	$98,342	$324,462	$109,717

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

Total amortization expense related to intangible assets was approximately $5.4 million and $6.2 million for the three months ended March 31, 2008 and 2009, respectively, and approximately $10.9 million and $12.0 million for the six months ended March 31, 2008 and 2009, respectively. Total estimated annual amortization expense for fiscal years 2009 through 2014 is shown in the following table.

Year ending September 30:	(in thousands)
2009	$23,356
2010	22,047
2011	21,636
2012	19,869
2013	18,960
2014	18,582

Goodwill – SFAS No. 142 requires Headwaters to periodically test for goodwill impairment, at least annually, or sooner if indicators of possible impairment arise. Headwaters performs its annual impairment testing as of June 30. As a result of the depressed new housing and residential remodeling markets, Headwaters determined that the building products reporting unit’s goodwill was impaired as of the June 30 test date in both fiscal 2007 and 2008, and non-cash impairment charges of $98.0 million and $205.0 million were recorded in fiscal 2007 and 2008, respectively.

Due to the continuing decline in the new housing and residential remodeling markets, the ongoing downward revisions by market analysts of near-term projections in these markets, and the significant decline in Headwaters’ stock price during 2009, management determined that indicators of further goodwill impairment in the building products reporting unit existed. In addition, the significant declines in coal and oil prices and in Headwaters’ stock price indicated potential goodwill impairment in the energy reporting unit. Accordingly, Headwaters performed goodwill impairment tests for both the building products and energy reporting units during the quarter ended March 31, 2009. Upon completion of the impairment tests, Headwaters wrote off all remaining goodwill in the building products and energy reporting units, totaling approximately $465.7 million. None of the impairment charges in fiscal 2007, 2008 or 2009 affected Headwaters’ cash position, cash flow from operating activities or debt covenant compliance.

In connection with the goodwill impairment testing for the building products and energy reporting units in 2009, Headwaters also performed a formal analysis for potential impairments of other long-lived assets in those reporting units, including all intangible assets and property, plant and equipment. The results of this analysis did not result in any significant impairment of any other long-lived assets.

6.	Long-term Debt

Long-term debt consisted of the following at:

(in thousands)	September 30, 2008	March 31, 2009
Senior secured debt	$200,000	$212,500
Convertible senior subordinated notes	332,500	313,276

	532,500	525,776
Less current portion	—	(15,000)

Total long-term debt	$532,500	$510,776

Senior Secured Credit Agreements – Headwaters’ senior secured credit facility currently consists of a first lien term loan in the amount of $197.5 million, plus $15.0 million outstanding under the revolving credit arrangement. The credit facility provides for up to $60.0 million of borrowings under the revolving credit arrangement. The first lien term loan is senior in priority to all other debt and, with the exception of joint venture assets, is secured by all assets of Headwaters. The terms of the credit facility, as currently amended, are described in more detail in the following paragraphs. Headwaters is in compliance with all debt covenants as of March 31, 2009. However, given the continuing decrease in building products revenues as a result of the

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

depressed new housing and residential remodeling markets and the termination of Headwaters’ Section 45K business, combined with the high level of capital expenditures during fiscal 2008 and thus far in fiscal 2009, there is increased risk of noncompliance with certain leverage and fixed charge coverage ratios in future periods.

The first lien term loan bears interest, at Headwaters’ option, at either i) the London Interbank Offered Rate (LIBOR) plus 3.5%, 4.0%, 4.5% or 5.0%, depending on the credit ratings that have been most recently announced for the loans by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s); or ii) the “Base Rate” plus 2.5%, 3.0%, 3.5% or 4.0%, again depending on the credit ratings announced by S&P and Moody’s. Base rate is defined as the higher of the rate announced by Morgan Stanley Senior Funding and the overnight rate charged by the Federal Reserve Bank of New York plus 0.5%. As of March 31, 2009, the interest rate was LIBOR plus 5.0%. Headwaters can select new LIBOR rates for the first lien term loan for one, two, three or six month periods. The weighted-average interest rate on the first lien term loan was approximately 6.5% at March 31, 2009. Interest on the first lien term loan is generally payable on a quarterly or more frequent basis.

The first lien term loan is repayable $74.8 million in February 2011 and $122.7 million in April 2011, the maturity date of the credit facility. There are mandatory prepayments of the first lien term loan in the event of certain asset sales and debt and equity issuances and from “excess cash flow,” as defined in the agreement. A mandatory prepayment of $2.5 million was made during the quarter ended March 31, 2009 as a result of an asset sale. Optional prepayments of the first lien term loan are permitted without penalty or premium. Once repaid in full or in part, no reborrowings can be made.

Borrowings under the revolving credit arrangement are generally subject to the terms of the first lien term loan agreement. Borrowings and reborrowings of any available portion of the $60.0 million revolver can be made at any time through September 2009, when all revolver loans must be repaid and the revolving credit arrangement terminates. The fees for the unused portion of the revolving credit arrangement range from 0.5% to 0.75% (depending on Headwaters’ “total leverage ratio,” as defined). As of March 31, 2009, there was $15.0 million outstanding under the revolving credit arrangement, which amount was increased to $25.0 million subsequent to March 31, 2009. The credit agreement also allows for the issuance of letters of credit, provided there is capacity under the $60.0 million revolver. As of March 31, 2009, stand-by letters of credit totaling approximately $9.4 million were outstanding, with expiration dates ranging from July 2009 to September 2009.

The credit facility contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset sales and liens, capital expenditures in excess of $100.0 million annually (plus, in certain circumstances, the unused amount from the prior fiscal year), and the payment of dividends, among others. In addition, Headwaters must maintain certain leverage and fixed charge coverage ratios, as those terms are defined in the agreements, as follows: i) a total leverage ratio of 4.75:1 as of March 31, 2009, 4.25:1 as of June 30, 2009, 3.75:1 as of September 30, 2009, then 3.5:1 from December 31, 2009 through the maturity date; ii) a maximum ratio of consolidated funded indebtedness minus subordinated indebtedness to EBITDA of 2.5:1; and iii) a minimum ratio of EBITDA plus rent payments (EBITDAR), less certain capital expenditures and taxes for the four preceding fiscal quarters, to scheduled rent payments and payments of principal and interest on all indebtedness for the next four fiscal quarters of 1:1 through June 30, 2009, then 1.25:1 for periods ending on or after September 30, 2009.

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

Following the extinguishment of $80.9 million principal amount of the 2.875% notes, approximately $91.6 million principal amount of the notes remain outstanding as of March 31, 2009. These notes are subordinate to the senior secured debt described above and rank equally with the 16% convertible senior subordinated notes due 2016 and the 2.50% and 14.75% convertible senior subordinated notes due 2014 described below, as well as any future issuances of senior subordinated debt. Holders

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

of the 2.875% notes may convert the notes into shares of Headwaters’ common stock at a conversion rate of 33.3333 shares per $1,000 principal amount ($30 conversion price), or approximately 3.1 million aggregate shares of common stock, contingent upon certain events. The conversion rate adjusts for events related to Headwaters’ common stock, including common stock issued as a dividend, rights or warrants to purchase common stock issued to all holders of Headwaters’ common stock, and other similar rights or events that apply to all holders of common stock.

The 2.875% notes are convertible if any of the following five criteria are met: 1) satisfaction of a market price condition which becomes operative if, prior to June 1, 2011, in any calendar quarter the closing price of Headwaters’ common stock exceeds $39 per share for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the calendar quarter, or, at any time on or after June 1, 2011 the closing price of Headwaters’ common stock exceeds $39 per share; 2) a credit rating, if any, assigned to the notes is three or more rating subcategories below the initial rating; 3) the notes trade at less than 98% of the product of the common stock trading price and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the notes, except this provision is not available if the closing common stock price is between 100% and 120% of the current conversion price of the notes; 4) Headwaters calls the notes for redemption; or 5) upon the occurrence of specified corporate transactions.

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

16% Convertible Senior Subordinated Notes Due 2016 – As noted above, in December 2008, Headwaters exchanged approximately $80.9 million of its 2.875% convertible senior subordinated notes due 2016 for $63.3 million of new 16% convertible senior subordinated notes due 2016. In accordance with the provisions of EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (EITF 96-19), Headwaters accounted for the exchange of convertible debt securities as an extinguishment of the original debt and an issuance of new debt. A gain, recorded in other income (expense) of approximately $17.6 million was recognized on the extinguishment of debt. Additionally, approximately $1.0 million of unamortized debt issue costs related to the extinguished $80.9 million of debt was charged to interest expense.

The 16% notes are subordinate to the senior secured debt described above and rank equally with the 2.875% convertible senior subordinated notes due 2016 described above and the 2.50% and 14.75% convertible senior subordinated notes due 2014 described below, as well as any future issuances of senior subordinated debt. Holders of the notes may convert the notes into shares of Headwaters’ common stock at a conversion rate of 42.5532 shares per $1,000 principal amount ($23.50 conversion price), or approximately 2.7 million aggregate shares of common stock, contingent upon certain events. The conversion rate adjusts for events related to Headwaters’ common stock, including common stock issued as a dividend, rights or warrants to purchase common stock issued to all holders of Headwaters’ common stock, and other similar rights or events that apply to all holders of common stock. Upon conversion, Headwaters will pay cash up to the principal amount of the notes, and, at Headwaters’ option, cash, shares of common stock, or a combination of cash and shares, to the extent the price of Headwaters’ common stock exceeds the conversion price during a 20-trading-day observation period. The conversion rate is adjusted for certain corporate transactions referred to as “fundamental changes.” As described in more detail in Note 1, the accounting for these notes will change upon adoption of FSP APB 14-1 in October 2009.

The 16% notes are convertible if any of the following five criteria are met: 1) satisfaction of a market price condition which becomes operative if, prior to June 1, 2012, in any calendar quarter the closing price of Headwaters’ common stock

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

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

2.50% Convertible Senior Subordinated Notes Due 2014 – In fiscal 2007, Headwaters issued $160.0 million of 2.50% convertible senior subordinated notes due February 2014, with interest payable semi-annually. In March and April 2009, Headwaters entered into separate, privately-negotiated agreements with certain holders of the notes to exchange approximately $39.1 million in aggregate principal amount of the notes for approximately $27.4 million in aggregate principal amount of new 14.75% convertible senior subordinated notes due 2014, described below.

Following the March 2009 extinguishment of $5.5 million principal amount of the 2.50% notes, approximately $154.5 million principal amount of the notes remained outstanding as of March 31, 2009 ($120.9 million following the April transaction). These notes are subordinate to the senior secured debt and rank equally with the 2.875% and 16% convertible senior subordinated notes due 2016 described above, the 14.75% convertible senior subordinated notes due 2014 described below, and any future issuances of senior subordinated debt. The conversion rate for the notes is 33.9236 shares per $1,000 principal amount ($29.48 conversion price), subject to adjustment. Upon conversion, Headwaters will pay cash up to the principal amount of the notes, and shares of common stock to the extent the price of Headwaters’ common stock exceeds the conversion price during a 20-trading-day observation period. The conversion rate is adjusted for certain corporate transactions referred to as “fundamental changes.” As described in more detail in Note 1, the accounting for these notes will change upon adoption of FSP APB 14-1 in October 2009.

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

14.75% Convertible Senior Subordinated Notes Due 2014 – As noted above, in March and April 2009, Headwaters exchanged approximately $39.1 million ($5.5 million prior to March 31, 2009) of its 2.50% convertible senior subordinated notes due 2014 for approximately $27.4 million ($3.9 million prior to March 31, 2009) of new 14.75% convertible senior subordinated notes due 2014. In accordance with the provisions of EITF 96-19, Headwaters accounted for the exchange of convertible debt securities as an extinguishment of the original debt and an issuance of new debt. A gain, recorded in other income (expense) in the accompanying consolidated statements of operations for 2009, of approximately $1.6 million was recognized on the extinguishment of debt, and approximately $0.2 million of unamortized debt issue costs related to the extinguished $5.5 million

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

of debt was charged to interest expense in 2009. In April 2009, an additional $10.1 million gain was recognized on the extinguishment of debt, and approximately $0.8 million of unamortized debt issue costs related to the extinguished $33.6 million of debt was charged to interest expense.

The conversion rate for the 14.75% notes is 48.4623 shares per $1,000 principal amount ($20.63 conversion price), subject to adjustment. The conversion rate and the interest rate are the primary differences in terms between the 2.50% notes and the 14.75% notes. As described in more detail in Note 1, the accounting for these notes will also change upon adoption of FSP APB 14-1 in October 2009.

Interest and Debt Maturities – During the three months ended March 31, 2008 and 2009, Headwaters incurred total interest costs of approximately $6.6 million and $8.9 million, respectively, including approximately $0.7 million and $0.9 million, respectively, of non-cash interest expense and approximately $0.2 million in both periods of interest costs that were capitalized. During the six months ended March 31, 2008 and 2009, Headwaters incurred total interest costs of approximately $13.4 million and $18.1 million, respectively, including approximately $1.3 million and $2.9 million, respectively, of non-cash interest expense and approximately $0.4 million and $0.5 million, respectively, of interest costs that were capitalized.

Interest income was approximately $0.2 million during each of the three-month periods ended March 31, 2008 and 2009, and approximately $0.9 million and $0.4 million during the six months ended March 31, 2008 and 2009, respectively. The weighted-average interest rate on the face amount of outstanding long-term debt, disregarding amortization of debt issue costs, was approximately 4.8% at September 30, 2008 and 5.9% at March 31, 2009.

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

Headwaters’ estimated effective income tax rate for the fiscal year ending September 30, 2009, exclusive of discrete items, is currently estimated to be less than 20.0%. During the six months ended March 31, 2009, Headwaters also recognized $0.6 million of income tax expense for discrete items that did not affect the calculation of the estimated effective income tax rate for the 2009 fiscal year. For the six months ended March 31, 2008, Headwaters used an estimated effective income tax rate of 29.0%, exclusive of discrete items, and recognized $3.0 million of additional income tax expense for discrete items that primarily related to Section 45K-related adjustments pertaining to prior periods.

The estimated effective tax rate for fiscal 2009, exclusive of discrete items, is lower than the statutory rate because a significant portion of the goodwill impairment recorded in 2009 is not tax deductible. Accordingly, the tax benefit expected to be recorded for fiscal 2009 will be significantly less than the statutory rate. The fiscal 2009 estimated effective tax rate was also affected by estimated Section 45 refined coal tax credits (which are different from the Section 45K tax credits discussed elsewhere) related to the coal cleaning facilities that Headwaters owns and operates, but to a far lesser extent than by the portion of the goodwill impairment representing a permanent difference. The estimated effective tax rate for fiscal 2008, exclusive of discrete items, was lower than the statutory rate primarily due to estimated Section 45 refined coal tax credits. Headwaters believes it is more likely than not that the refined coal produced at its coal cleaning facilities qualifies for tax credits pursuant to Section 45 of the Internal Revenue Code, notwithstanding the uncertainties and risks associated with the tax credits, as more fully described in Note 9. Excluding the effect of Section 45 tax credits and goodwill impairment, Headwaters’ estimated effective tax rate for fiscal 2009 would be approximately 88%, due primarily to the effect of valuation allowances and permanent differences unrelated to goodwill impairment, combined with low expected pre-tax income for the year.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

As of March 31, 2009, Headwaters had approximately $10.4 million of unrecognized tax benefits, net of an $11.2 million refund claim related to an uncertain tax position. Headwaters has recorded approximately $22.6 million of gross unrecognized income tax benefits which would affect the fiscal 2009 effective tax rate if released into income. Headwaters recognizes accrued interest and potential penalties related to all income tax liabilities, including unrecognized income tax benefits, in income tax expense. During the six months ended March 31, 2009, Headwaters released approximately $2.9 million of interest and penalties and as of March 31, 2009, approximately $4.1 million was accrued for the payment of interest and penalties. Changes to the estimated liability for unrecognized income tax benefits during 2009 were primarily the result of settlement of the IRS audit for the years 2003 and 2004.

The calculation of tax liabilities involves uncertainties in the application of complex tax regulations in multiple jurisdictions. For example, Headwaters is currently under audit by the IRS for the years 2005 and 2006 and has open tax periods subject to examination by both federal and state taxing authorities for the years 2005 through 2008. Headwaters recognizes potential liabilities for anticipated tax audit issues in the U.S. and state tax jurisdictions based on estimates of whether, and the extent to which, additional taxes and interest will be due. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer probable or necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. It is reasonably possible that the amount of Headwaters’ unrecognized income tax benefits will change significantly within the next 12 months. These changes could be the result of Headwaters’ ongoing tax audits or the settlement of outstanding audit issues. However, due to the number of years under audit and the matters being examined, at the current time, an estimate of the range of reasonably possible outcomes cannot be made, beyond amounts currently accrued.

8.	Earnings per Share

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per-share data)	2008	2009	2008	2009
Numerator:
Numerator for basic and diluted earnings per share – net income (loss)	$(9,204)	$(406,269)	$709	$(407,148)

Denominator:
Denominator for basic earnings per share – weighted-average shares outstanding	41,117	41,556	41,502	41,459
Effect of dilutive securities – shares issuable upon exercise of options and SARs and vesting of restricted stock	—	—	120	—

Denominator for diluted earnings per share – weighted-average shares outstanding after assumed exercises and vesting	41,117	41,556	41,622	41,459

Basic earnings (loss) per share	$(0.22)	$(9.78)	$0.02	$(9.82)

Diluted earnings (loss) per share	$(0.22)	$(9.78)	$0.02	$(9.82)

Anti-dilutive securities not considered in diluted EPS calculation:
Stock options	2,297	1,988	2,143	1,994
SARs	1,187	2,093	1,159	2,122
Restricted stock	—	352	—	358
Weighted-average shares issuable upon conversion of convertible notes	5,750	3,055	5,750	4,212

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

9.	Commitments and Contingencies

Significant new commitments and ongoing contingencies as of March 31, 2009 not disclosed previously, are as follows.

Acquisitions – In fiscal 2008, Headwaters acquired certain assets and assumed certain liabilities of a privately-held company in the building products industry. Total consideration for this acquisition was approximately $15.8 million, of which approximately $5.0 million was paid at the date of acquisition and approximately $10.8 was paid in 2009. Pursuant to contractual terms for some small 2006 acquisitions in the building products segment, additional amounts may be payable in the future, based on the achievement of stipulated revenue or earnings targets for periods ending no later than March 2010. At the current time, Headwaters does not believe that any such payments will be material. If any future earn-out consideration is paid for any acquisition, the amounts will be charged to income because all goodwill in the building products reporting unit has been written off.

Performance Unit Awards – In 2008, Headwaters’ Compensation Committee approved grants of performance unit awards to certain officers and employees, to be settled in cash, based on the achievement of goals tied to cumulative divisional free cash flow generated subsequent to September 30, 2008 and prior to September 30, 2028, at which time the awards expire, if not forfeited earlier. These awards replaced all existing long-term cash-based awards, except for certain awards already earned at the date of grant. For purposes of these awards, free cash flow is generally defined as operating income plus depreciation and amortization, reduced by capital expenditures. Payments will vest according to a predetermined schedule as free cash flow accumulates over time. The maximum payout under the performance unit awards if all performance criteria were to be achieved by all of Headwaters’ operating divisions would be approximately $84.0 million. No amounts have been expensed for these awards through March 31, 2009 because significant progress has not yet been made towards achievement of the performance criteria.

Property, Plant and Equipment – As of March 31, 2009, Headwaters was committed to spend approximately $19.7 million on capital projects that were in various stages of completion.

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

Historically, costs paid to outside legal counsel for litigation have comprised a majority of Headwaters’ litigation-related costs. During the six months ended March 31, 2009, Headwaters incurred approximately $1.5 million of expense for legal matters, which consisted primarily of costs for outside legal counsel. Headwaters currently believes the range of potential loss for all unresolved matters, excluding costs for outside counsel, is from $1.0 million up to the amounts sought by claimants and has recorded a total liability as of March 31, 2009 of $1.0 million. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Headwaters and its outside counsel currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability to Headwaters. It is not possible to estimate what litigation-related costs will be in future periods.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

Boynton. In October 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. This action is factually related to an earlier action brought by certain purported officers and directors of Adtech, Inc. That action was dismissed by the United States District Court for the Western District of Tennessee and the District Court’s order of dismissal was affirmed on appeal. In the current action, the allegations arise from the same facts, but the claims are asserted by certain purported stockholders of Adtech. In June 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee alleging, among other things, fraud, conspiracy, constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. The plaintiffs seek declaratory relief, compensatory and punitive damages, and have recently reported an alleged compensatory damages calculation in the approximate amount of $61.2 million plus $73.4 million for alleged future damages. In February 2006, the District Court dismissed all claims against Headwaters. Also in February 2006, plaintiffs filed an appeal. In July 2007, the United States Court of Appeals for the Federal Circuit vacated the dismissal in favor of Headwaters as to the civil conspiracy and constructive trust claims and remanded the case to the District Court for further proceedings. The District Court has certified a class comprised of substantially all purported stockholders of Adtech, Inc. and set a trial date for June 2009. The trial is expected to try common issues for all plaintiffs and individual issues for representative plaintiffs, reserving individual issues for all other class members for future proceedings. Because the resolution of the litigation is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability.

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

Mainland Laboratory. HRI entered into a license agreement for the use of a fly ash carbon treatment technology with Mainland Laboratory, LTD (Mainland) in April 2000. The agreement grants exclusive rights to the patented carbon treatment technology owned by Mainland. In 2006, HRI became aware of prior art relating to the Mainland patented technology which Headwaters believes invalidates the Mainland patent and HRI stopped paying royalties under the agreement. In September 2007, Mainland filed suit against HRI in the United States District Court for the Southern District of Texas with a demand for arbitration under the terms of the license agreement, for breach of contract and patent infringement. HRI has requested that the District Court invalidate the Mainland patent and cancel the license agreement due to Mainland’s inability to provide HRI with exclusivity to practice the patented technology. Mainland is seeking approximately $23.0 million in damages, enhancement of any damages award based on alleged willful infringement of its patent, and recovery of its costs associated with the litigation, including its attorneys’ fees. Additionally, Mainland is seeking an injunction to stop HRI from practicing the technology covered by the patent. HRI filed a motion for summary judgment on the patent validity and is currently waiting for the court’s decision. Because the resolution of the federal court and arbitration actions are uncertain, legal counsel cannot express an opinion concerning the likely outcome of this matter or the liability of HRI, if any.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

Coalco Corporation. Beginning in 1996, Headwaters entered into a series of agreements with Coalco Corporation by which Coalco would assist Headwaters in identifying financing sources for synthetic fuel manufacturing projects. Under these agreements, Headwaters agreed to pay certain fees to Coalco. Beginning in 1997, Pelletco Company, an affiliate of Coalco, entered into license agreements for the use of Headwaters’ synthetic fuel technology for which Pelletco agreed to pay certain license fees to Headwaters. As of December 31, 2008, trade receivables include $3.8 million which is due from Pelletco to Headwaters. The synthetic fuel businesses underlying all of these agreements ended during fiscal 2008. In January 2009, Coalco filed a complaint in the Commonwealth of Massachusetts Suffolk County Superior Court, which has been removed to the United States District Court for the District of Massachusetts, alleging that Headwaters has breached its agreements to pay certain fees to Coalco. Coalco seeks damages in the principal amount of approximately $20.8 million, plus approximately $2.7 million in interest, attorneys’ fees, and other costs. Pelletco joined the complaint with Coalco, both seeking declaratory judgment as to their rights and obligations under the various agreements. Headwaters has filed an answer denying the allegations of the complaint. Headwaters also filed a counterclaim against the plaintiffs and their principals claiming breach of contract and related claims for failure to pay the $3.8 million due from Pelletco to Headwaters. Because the resolution of the litigation is uncertain, legal counsel cannon express an opinion as to the ultimate amount, if any, of Headwaters’ liability. Although the merits of Coalco and Pelletco’s claims against Headwaters will be determined in due legal course, management currently believes that the $3.8 million owed to Headwaters from Pelletco is due and collectible.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

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

Section 45 Matters – As explained in Note 7, Headwaters’ effective tax rate for fiscal 2008 and 2009 is lower than the statutory rate in part due to refined coal tax credits related to facilities that Headwaters owns and operates. Headwaters believes the refined coal produced at these facilities and sold to qualified buyers qualifies for tax credits under Section 45 (which is different from the Section 45K tax credits discussed in preceding paragraphs) of the Internal Revenue Code. To date, the IRS has issued limited guidance about how this tax credit program will be administered and the restrictions on the availability of such credits. Based on the language of Section 45, Headwaters believes that its coal cleaning facilities are eligible for Section 45 refined coal tax credits, and as a result, has recognized a benefit for such credits in its fiscal 2008 and 2009 tax provisions. The ability to claim tax credits is dependent upon a number of conditions, including, but not limited to:

•	Placing facilities in service on or before December 31, 2008;

•	Producing a fuel from coal that is lower in NOx and either SOx or mercury emissions by the specified amount as compared to the emissions of the feedstock;
•	Producing a fuel at least 50% more valuable than the feedstock; and

•	Sale of the fuel to a third party for the purpose of producing steam.

The IRS may challenge Section 45 tax credits claimed by Headwaters on any one of these or other conditions. In addition, Congress may modify or repeal Section 45 so that these tax credits may not be available in the future. From fiscal 2007 through March 31, 2009, Headwaters has recognized a total benefit of approximately $5.8 million related to Section 45 tax credits.

In the Energy Improvement and Extension Act of 2008, Congress extended the benefits of Section 45 tax credits to refined coal facilities placed in service after December 31, 2008 and before January 1, 2010. For refined coal facilities placed in service in calendar year 2009, Congress also eliminated the Section 45 requirement that there be a 50% increase in market value but increased the emissions reduction required of either SOx or mercury to 40% from 20%. Headwaters does not believe that these revised requirements apply to its existing coal cleaning facilities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-Q. Our fiscal year ends on September 30 and unless otherwise noted, references to 2008 refer to our fiscal quarter and/or six-month period ended March 31, 2008 and references to 2009 refer to our fiscal quarter and/or six-month period ended March 31, 2009. Other references to years refer to our fiscal year rather than a calendar year.

Overview

Consolidation and Segments. The consolidated financial statements include the accounts of Headwaters, all of our subsidiaries, and other entities in which we have a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation.

We currently operate in three industries: building products, coal combustion products (CCPs) and energy. In the building products segment, we design, manufacture, and sell architectural stone, resin-based exterior siding accessories (such as shutters, mounting blocks, and vents), concrete block and other building products. Revenues consist of product sales to wholesale and retail distributors, contractors and other users of building products. We are a nationwide leader in the management and marketing of CCPs, including fly ash used as a substitute for portland cement. Revenues in the CCP segment consist primarily of CCP product sales with a smaller amount of service revenue. In the energy segment, we are focused on reducing waste and increasing the value of energy-related feedstocks, primarily in the areas of low-value coal and oil. Revenues for the energy segment through December 31, 2007 consisted primarily of sales of chemical reagents and license fees related to our former Section 45K business. Beginning January 1, 2008, and for the foreseeable future, revenues for this segment consist primarily of coal sales.

Operations and Strategy. During the past several years, we have executed our two-fold plan of maximizing cash flow from our existing operating business units and diversifying from significant reliance on the legacy energy segment Section 45K (formerly Section 29) business. With the addition and expansion of our CCP management and marketing business through acquisitions beginning in 2002, and the growth of our building products business through several acquisitions beginning in 2004, we have achieved revenue growth and diversification in three business segments. Because we also incurred increased indebtedness to make strategic acquisitions, one of our historical financial objectives has been to focus on increasing cash flows to reduce debt levels. During fiscal 2008 and through March 31, 2009, our primary focus has been on the development of our coal cleaning business and our primary use of cash consisted of maintenance and growth capital expenditures, a major portion of which related to our coal cleaning facilities in the energy segment.

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

Section 45K tax credits were subject to phase-out after the average annual U.S. wellhead oil price (reference price) reached a beginning phase-out threshold price, and would have been eliminated entirely if the reference price had reached the full phase-out price. The calendar 2007 reference price and phase-out range were announced in calendar 2008 and accordingly, in the March and June 2008 quarters we adjusted previously recognized revenue and tax credits as required to reflect the finalized phase-out. The existence and unpredictability of phase-out had a material adverse effect on both the amount and timing of recognition of our revenue, net income and cash flow beginning in fiscal 2006 and continuing into fiscal 2008. At the current time, we do not believe there are any material residual contingencies related to phase-out.

We own and operate several newly-constructed and recently-renovated coal cleaning facilities that remove rock, dirt, and other impurities from waste coal, resulting in higher-value, marketable coal. Construction of these facilities was our largest single investment of cash during fiscal 2008 and through March 31, 2009 and currently we expect construction activities in the energy segment and other business segments will be our most significant investment of cash in fiscal 2009. Capital expenditures in fiscal 2008 and through March 31, 2009 were financed primarily with available cash and with lease financing.

For the six months ended March 31, 2009, coal sales were $33.3 million, compared to $7.6 million for the six months ended March 31, 2008. Despite this growth in coal sales from 2008 to 2009, there has been a rapid decline in demand and pricing for coal from 2008 to 2009, especially metallurgical grade coal. In addition, we have experienced high start-up costs and operational challenges as we have finished construction and renovation activities and commenced operations at many facilities in a short period of time. Finally, as of March 31, 2009, we have temporarily shut down four of our coal cleaning facilities, due primarily to industry market conditions, and reduced staffing at other facilities to better match coal production with current demand. These circumstances have had a negative effect on our 2009 revenue and are currently expected to have a negative effect on the fiscal 2009 year’s revenue and operating income.

Our CCP segment business strategy is to continue to negotiate long-term contracts with suppliers, supported by investment in transportation and storage infrastructure for the marketing and sale of CCPs. We are also continuing our efforts to expand the use of high-value CCPs, develop more uses for lower-value CCPs such as in blending, and expand our CCP disposal services. While all of our businesses have been affected by the current recession, the impact on our CCP segment has been less than on our other segments.

Our building products segment has been significantly affected by the depressed new housing and residential remodeling markets and our current strategy is to reduce operating costs as much as possible and be positively positioned to take advantage of an industry turnaround at some point in the future. We are also continuing to develop new building products and to leverage our robust distribution system which we believe is a competitive advantage for us.

The building products industry is experiencing a severe downturn that may continue for an indefinite period into the future. Because the markets for our building products are heavily dependent on the residential construction and remodeling markets, our revenues could decrease as a result of events outside our control that impact home construction and home improvement activity, including economic factors specific to the building products industry.

There has been a severe slowing in fiscal 2007 and fiscal 2008 of new housing starts and in home sales generally. Bank foreclosures have put a large number of homes into the market for sale, effectively limiting some of the incentives to build new homes. The homebuilding industry continues to experience a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available for sale. While our residential building products business relies upon the home improvement and remodeling markets as well as new construction, we have experienced a slowdown in sales activity in 2009. Interest rate increases, limits on credit availability, further foreclosures, home price depreciation, and an oversupply of homes for sale in the market may adversely affect homeowners’ ability or desire to engage in construction or remodeling, resulting in a continued or further slowdown in new construction or remodeling and repair activities.

We, like many others in the building products industry, experienced a large drop in orders and a reduction in our margins in fiscal 2008 and continuing into 2009 relative to prior years. For the past two years and in 2009, we have recorded significant goodwill impairments associated with our building products business. We can provide no assurances that the building products market will improve in the near future. We expect weakness to continue through fiscal 2009 and into 2010 and to have an adverse affect on our business and our results of operations.

In addition, the recent financial crisis could negatively affect our business, results of operations, and financial condition. Market conditions in the mortgage lending and mortgage finance industries deteriorated significantly in fiscal 2008 and remain poor, which adversely affects the availability of credit for home purchasers and remodelers.

The recent financial crisis affecting the banking system and financial markets and the going concern threats to banks and other financial institutions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, including mortgages and home equity loans, and extreme volatility in credit and equity markets. Continued tightness of mortgage lending or mortgage financing requirements could adversely affect the availability of credit for purchasers of our products and thereby reduce our sales. There could be a number of follow-on effects from the credit crisis on our business, including the inability of prospective homebuyers or remodelers to obtain credit for financing the purchase of our building products. These and other similar factors could cause decisions to delay or forego new home construction or improvement projects, cause our customers to delay or decide not to purchase our building products, or lead to a decline in customer transactions and our financial performance.

As a result of the above circumstances, we determined that the building products reporting unit’s goodwill was impaired in both fiscal 2007 and 2008, and non-cash impairment charges of $98.0 million and $205.0 million were recorded in fiscal 2007 and 2008, respectively. Due to the continuing decline in the new housing and residential remodeling markets, the ongoing downward revisions by market analysts of near-term projections in these markets, and the significant decline in our stock price during the six months ended March 31, 2009, management determined that indicators of further goodwill impairment in the building products reporting unit existed. In addition, the significant declines in coal and oil prices and in our stock price indicated potential goodwill impairment in the energy reporting unit. Accordingly, we performed goodwill impairment tests for both the building products and energy reporting units during 2009. Upon completion of the impairment tests, we wrote off all remaining goodwill in the building products and energy reporting units, totaling approximately $465.7 million. None of the impairment charges in fiscal 2007, 2008 or 2009 affected our cash position, cash flow from operating activities or debt covenant compliance. Changes in the credit markets have increased our borrowing rate, which borrowing rate directly affects the discount rate used in the goodwill impairment calculations. The increase in the discount rate led to the majority of the goodwill impairment.

Our CCPs and building products businesses are significantly affected by seasonality, with the highest revenue and profitability produced in the June and September quarters.

Our historical acquisition strategy has targeted businesses that are leading companies in their respective industries and that have strong operating margins, thus providing additional cash flow that complements the financial performance of our existing businesses. In 2006, we began to acquire small companies in the building products industry with innovative products that can be marketed using our existing distribution channels. We are also committed to continuing to invest in research and development activities that are focused on energy-related technologies and nanotechnology. We participate in joint ventures that operate an ethanol plant located in North Dakota and a hydrogen peroxide plant in South Korea. To a smaller degree, we are also investing in other energy projects such as the refining of heavy crude oils into lighter transportation fuels.

In 2005 and subsequent years, we focused on the integration of our large 2004 acquisitions, including the marketing of diverse kinds of building products through our national distribution network. We became highly leveraged as a result of those acquisitions, but reduced our outstanding debt significantly since that time through cash generated from operations, from an underwritten public offering of common stock and from proceeds from settlement of litigation. During fiscal years 2005 through 2008, we made several early repayments of our long-term debt. In fiscal 2008 and through March 31, 2009, early repayments of long-term debt decreased as compared to earlier periods primarily due to our investments of available cash in the development of our coal cleaning business in the energy segment. Cash needs for capital expenditures will continue in fiscal 2009, so we are highly focused on liquidity to enable us to continue implementing our overall operational strategy.

Although our historical emphasis on the early repayment of long-term debt has diminished temporarily, a significant amount of our long-term debt is repayable beginning in 2011. Current and planned operational improvements, along with growth in the coal cleaning business, are currently expected to partially offset the impact of reduced revenues on our cash flow from operations. However, the anticipated increase in cash flow from these actions, along with the cash flow currently being generated, may not provide sufficient funds for operations and for the retirement of all of our maturing debt. Accordingly, management’s plans to increase liquidity and minimize the risk of noncompliance with debt covenants also include additional actions, all as described in the section “Potential Liquidity Risks and Management’s Plans” near the end of this Management’s Discussion.

Critical Accounting Policies and Estimates

Our significant accounting policies are identified and described in Note 2 to the consolidated financial statements in our Form 10-K. In addition, there is a discussion of critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in that Form 10-K. The following is an update of the Form 10-K discussion of one of our critical accounting policies.

Valuation of Long-Lived Assets, including Intangible Assets and Goodwill. Long-lived assets consist primarily of property, plant and equipment, intangible assets and goodwill. Intangible assets consist primarily of identifiable intangible assets obtained in connection with acquisitions. These intangible assets are being amortized using the straight-line method, our best estimate of the pattern of economic benefit, over their estimated useful lives.

Goodwill consists of the excess of the purchase price for businesses acquired over the fair value of identified assets acquired, net of liabilities assumed. In accordance with the requirements of SFAS No. 142, we do not amortize goodwill, all of which relates to acquisitions. SFAS No. 142 requires us to periodically test for goodwill impairment, at least annually, or sooner if indicators of possible impairment arise. We perform our annual goodwill impairment testing as of June 30, using the two-step process described in Note 7 to the consolidated financial statements in our Form 10-K. As a result of the depressed new housing and residential remodeling markets, we determined that the building products reporting unit’s goodwill was impaired as of the June 30 test date in both fiscal 2007 and 2008, and non-cash impairment charges of $98.0 million and $205.0 million were recorded in fiscal 2007 and 2008, respectively.

Due to the continuing decline in the new housing and residential remodeling markets, the ongoing downward revisions by market analysts of near-term projections in these markets, and the significant decline in our stock price during 2009, management determined that indicators of further goodwill impairment in the building products reporting unit existed. In addition, the significant declines in coal and oil prices and in our stock price indicated potential goodwill impairment in the energy reporting unit. Accordingly, we performed goodwill impairment tests for both the building products and energy reporting units during the quarter ended March 31, 2009. Upon completion of the impairment tests in 2009, we wrote off all remaining goodwill in the building products and energy reporting units, totaling approximately $465.7 million. None of the impairment charges in fiscal 2007, 2008 or 2009 affected our cash position, cash flow from operating activities or debt covenant compliance and will not have any impact on future operations. Changes in the credit markets have increased our borrowing rate, which borrowing rate directly affects the discount rate used in the goodwill impairment calculations. The increase in the discount rate led to the majority of the goodwill impairment.

As disclosed in Note 7 to the consolidated financial statements in the Form 10-K, through fiscal 2007, we had five reporting units with allocated goodwill, three of which were in the building products segment. There has been one reporting unit with goodwill in each of the CCPs and energy segments. As a result of changes in the operations and management of the businesses in the building products segment, and in accordance with the requirements contained in SFAS No. 142, SFAS No. 131 and EITF Topic D-101, “Clarification of Reporting Unit guidance in Paragraph 30 of SFAS No. 142,” commencing with our 2008 fiscal year we aggregated the three reporting units in the building products segment into one reporting unit for the purpose of goodwill impairment testing.

The changes in the building products segment resulting in aggregation of the reporting units included, among other things, consolidation under a single management team, consolidation of incentive compensation programs to be dependent upon combined segment operating results, consolidation of some sales chains such that these chains sell many of the segment’s products, and cross selling into other sales chains, collaboration on new products, and cash flow/resource allocation decisions being made on a combined basis. If these three reporting units had not been aggregated into a single reporting unit, the recorded goodwill impairment charge for fiscal 2008 would have been lower by approximately $6.0 million. As of September 30, 2008, there was approximately $461.9 million of goodwill remaining in the building products reporting unit.

The CCP reporting unit had recorded goodwill of approximately $116.0 million as of September 30, 2008 and March 31, 2009. The estimated fair value of the CCP reporting unit exceeded its carrying value as of the June 30, 2008 test date by approximately $194.0 million. Despite the current economic downturn, the demand for CCPs has declined significantly less than many other types of construction materials and thus continues to generate strong operating results. Revenue for this reporting unit increased by approximately $7.0 million in fiscal 2008 compared to fiscal 2007; meanwhile, the gross margin decreased by only approximately 1% during the same time period. The anticipated future cash flows for this reporting unit are not currently expected to change significantly from 2008 levels. The energy segment reporting unit had recorded goodwill of approximately $4.3 million as of September 30, 2008 and there was a difference of approximately $8.0 million between the estimated fair value of the reporting unit and its carrying value as of the June 30, 2008 test date.

The Tapco reporting unit failed step 1 of the goodwill impairment test in 2007 and the aggregated building products reporting unit failed step 1 in 2008 and in 2009. In addition, the energy reporting unit failed step 1 in 2009. These step 1 results required completion of step 2, which resulted in a determination that Tapco’s goodwill was impaired in 2007, the building products segment goodwill was impaired in 2008 and in 2009, and the energy segment goodwill was impaired in 2009. Accordingly, non-cash impairment charges of $98.0 million, $205.0 million and $465.7 million were recorded in fiscal 2007, 2008 and 2009, respectively.

In determining the fair values of the reporting units, all three of the traditional valuation approaches, the income approach, the market approach and the asset-based approach, were considered. The fair values of the reporting units were calculated using the income approach, determined by discounting expected future cash flows. This method was chosen because it specifically considers the operations, opportunities and risks applicable to the reporting units. The market approach, specifically the guideline public company method, was also considered. However, the reporting units’ direct competitors are either subsets of large corporate entities or are privately held. Therefore, there is limited comparability between the reporting units and the potential guideline public companies. Accordingly, the guideline public company method was utilized only as a reasonableness test of the results from the income approach. Finally, the asset-based approach was also considered; however, it was not utilized because it does not consider the income producing/going concern nature of the reporting units’ assets.

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

The most sensitive assumptions for the income approach were the discount rates (based on weighted average cost of capital), the expected long-term growth rate and expected future gross profit margins. For the building products reporting unit, discount rates of 11.8% and 19.0% were used in fiscal 2008 and 2009, respectively. Each 1% change in the discount rate would have changed the fair value of the reporting unit by approximately $100.0 million in 2008 and $18.0 million in 2009. The long-term growth rate used was 3.2% in both fiscal 2008 and 2009. Each 1% change in the long-term growth rate would have changed the fair value by approximately $70.0 million in 2008 and $8.0 million in 2009. The expected future gross profit margins used ranged from 28%-34% in fiscal 2008 and 27%-32% in fiscal 2009. Each 1% change in the gross profit margins would have changed the fair value by approximately $47.0 million in 2008 and $19.0 million in 2009. The sensitivity to a 1% change in these assumptions was much less pronounced in 2009 because of the high discount rate used, thereby lessening the impact of other variables on the fair value calculation.

Our building products segment gross margin percentage for fiscal years 2005 through 2008 was 33%, 31%, 30% and 26%, respectively. The year-over-year revenue growth (decrease) was 10%, (5)%, and (16)% over the same period. The results for fiscal years 2007 and 2008 reflect the recent dramatic slowing of the building products industry; however, we did not believe that recent conditions were indicative of the long-term future of the housing market. The housing market is extremely cyclical and the cycles can vary materially in length and scope. Average housing starts reported by the U.S. National Association of Home Builders (NAHB) for the last seventeen years, including 2008, were 1.6 million units per year. While the estimated housing starts for 2009 were 0.6 million, the five-year average that included current estimates for 2009 and 2010 indicated estimated average housing starts of more than 1.1 million units, which is nearly 20% higher than the 2008 actual starts. We believe that the gross profit margins used in the cash flow forecast of 28%-34% in fiscal 2008 and 27%-32% in fiscal 2009, which are consistent with our actual 2005-2007 levels, were reasonable in the long term, especially given productivity improvements being implemented through application of lean manufacturing techniques. We also believe that the long-term revenue growth rate of 3.2% will be achieved as the housing market rebounds.

In addition to the annual review, we evaluate, based on current events and circumstances, the carrying value of all long-lived assets, including intangible assets and goodwill, as well as the related amortization periods, to determine whether adjustments to these amounts or to the estimated useful lives are required. Changes in circumstances such as technological advances, or changes in our business model or capital strategy could result in the actual useful lives differing from our current estimates. In those cases where we determine that the useful lives of property, plant and equipment or intangible assets should be changed, we amortize the net book value in excess of salvage value over the revised remaining useful lives, thereby prospectively adjusting depreciation or amortization expense as necessary. In connection with the goodwill impairment testing for the building products and energy reporting units in 2009, we also performed a formal analysis for potential impairments of other long-lived assets in those reporting units, including all intangible assets and property, plant and equipment. The results of this analysis did not result in any significant impairment of any other long-lived assets.

The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flow from that asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Indicators of impairment include such things as a significant adverse change in legal factors or in the general business climate, a decline in operating performance indicators, a significant change in competition, or an expectation that significant assets will be sold or otherwise disposed of. No significant changes have been made to estimated useful lives during the periods presented.

It is possible that some of our tangible or intangible long-lived assets or goodwill could be impaired in the future and that resulting write-downs could be material.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The information set forth below compares our operating results for the quarter ended March 31, 2009 (2009) with operating results for the quarter ended March 31, 2008 (2008).

Summary. Our total revenue for 2009 was $137.7 million, down 20% from $172.0 million for 2008. Gross profit decreased 45%, from $41.3 million in 2008 to $22.6 million in 2009. Operating income (loss) decreased from an operating loss of $(8.9) million in 2008 to an operating loss of $(478.3) million in 2009. Net income (loss) decreased from a net loss of $(9.2) million, with diluted earnings (loss) per share of $(0.22), in 2008, to a net loss of $(406.3) million, or $(9.78) per diluted share, in 2009. The most significant reason for the change in results from 2008 to 2009 was the goodwill impairment charge totaling approximately $465.7 million in 2009.

In addition to the goodwill impairment charge in 2009, our Section 45K business terminated in fiscal 2008 and we sold the mortar/stucco business in our building products segment in fiscal 2008. Removing the effect of these two profitable operations from the numbers for 2008 and the effect of the goodwill impairment charge for 2009, our total revenue for 2009 was $137.7 million, down 15% from $162.7 million for 2008. Gross profit decreased 32%, from $33.3 million in 2008 to $22.6 million in 2009. Operating income (loss) increased from an operating loss of $(16.8) million in 2008 to an operating loss of $(12.7) million in 2009, and net income (loss) decreased from a net loss of $(16.1) million, with diluted earnings (loss) per share of $(0.39), in 2008, to a net loss of $(34.0) million, or $(0.82) per diluted share, in 2009.

Revenue and Gross Margins. The major components of revenue, along with gross margins, are discussed in the sections below.

Building Products Segment. Sales of building products during 2009 were $68.4 million with a corresponding gross profit of $12.3 million. Sales of building products during 2008 were $93.6 million with a corresponding gross profit of $20.7 million. The decrease in our sales of building products in 2009 was due primarily to the continuing effects of the depressed new housing and residential remodeling markets which impacted sales across most of our product lines. The gross margin percentage declined from 2008 to 2009 due primarily to fewer fixed costs being absorbed as a result of lower sales. We believe our niche strategy and our focus on productivity improvements tempered somewhat the impact of the severe slowdown in new residential construction; however, the recession has resulted in higher unemployment, adding to the home foreclosure rate, putting additional homes on the market and further reducing the demand for new construction.

New housing starts according to the NAHB were 1.3 million and 0.9 million units in calendar 2007 and 2008, respectively, compared to a 10-year average of 1.6 million units. Our building products business relies on the home improvement and remodeling markets as well as new construction. The U.S. Census Bureau’s Value of Private Residential Construction Spending Put in Place data on homeowner improvement activity shows that the four quarter moving average peaked at $147.4 billion in the second calendar quarter of 2007 and fell to approximately $124.6 billion by the first calendar quarter of 2009. The Leading Indicator of Remodeling Activity estimate issued by the Joint Center for Housing Studies at Harvard University has estimated that the four-quarter moving average will be only $110.2 billion in the fourth calendar quarter of 2009, which would be the lowest level since the second calendar quarter of 2004. Based on the forecasted declines in new housing starts and remodeling activity for calendar 2009, we expect that our revenues and operating results will also decline in fiscal 2009 as compared to fiscal 2008 levels.

CCP Segment. CCP revenues for 2009 were $48.1 million with a corresponding gross profit of $11.6 million. CCP revenues for 2008 were $61.0 million with a corresponding gross profit of $13.3 million. We believe the decrease in CCP revenues in 2009 compared to 2008 was due primarily to severe winter weather in 2009 and general economic conditions affecting the construction industry in California and Florida. The gross margin percentage increased from 2008 to 2009 primarily due to declines in the costs of rail and truck transportation and improved productivity.

Energy Segment. In 2008, our energy segment revenue consisted largely of residual revenues related to our Section 45K business. In 2009, there was no Section 45K revenue and energy segment revenue consisted almost exclusively of coal sales. Cost of revenue exceeded revenue for this segment in 2009 due primarily to start-up and ramp-up costs for newly-constructed and renovated coal cleaning facilities that were placed into service in late fiscal 2008 and in the quarter ended December 31, 2008.

Operating Expenses. The increase in amortization expense of $0.8 million from 2008 to 2009 was due primarily to accelerated amortization of certain intangible assets and additional intangible assets that were acquired in a fiscal 2008 acquisition. Research and development expense decreased by $2.0 million from 2008 to 2009, primarily because of decreased spending on our coal-to-liquids and hydrogen peroxide technologies. Selling, general and administrative expenses decreased $13.7 million, or 33%, to $27.3 million in 2009 from $41.0 million in 2008. The decrease in 2009 was due to reduced expenses in every significant category of expense, with the largest contributor being reduced incentive pay expenses and other personnel-related costs totaling $5.9 million. Incentive pay decreased due to reduced profitability of our operations and other personnel-related costs decreased due to headcount reductions. In addition, in 2008, $3.8 million of restructuring costs related to plant consolidations and other cost improvement projects undertaken in our building products segment were recorded, and such costs in 2009 were minimal. Because of ongoing cost-cutting activities, we expect future selling, general and administrative expenses in fiscal 2009 to be below comparable fiscal 2008 levels.

Other Income and Expense. During 2009, we reported net other expense of $5.2 million, compared to net other expense of $2.4 million during 2008. The increase in net other expense of $2.8 million was comprised of an increase in net interest expense of approximately $2.3 million and a decrease in net other income of approximately $0.5 million.

Net interest expense increased from $6.2 million in 2008 to $8.5 million in 2009 due to several factors, most notably increased interest expense attributed to our convertible debt exchange in the quarter ended December 31, 2008 that resulted in the extinguishment of $80.9 million of 2.875% convertible notes and the issuance of $63.3 million of 16% convertible notes. In addition, we experienced higher interest rates on our senior debt as a result of the August 2008 amendment to our senior secured credit agreement. Due to the increased interest rates on our convertible debt and senior debt, we expect interest expense in fiscal 2009 to exceed the respective fiscal 2008 levels.

The decrease in net other income of $0.5 million consisted primarily of a decrease of $2.0 million in gain on sale of assets in 2009, largely offset by the gain of approximately $1.6 million recognized on the extinguishment of $5.5 million of 2.50% convertible notes in 2009, as described in Note 6 to the consolidated financial statements. In 2008, we sold certain non-strategic mortar/stucco assets in the building products segment on which a gain of approximately $3.6 million was recognized. A portion of the proceeds from this sale were used to acquire assets that have increased the capacity of our Texas-based concrete block business, which contributed to higher revenue and operating income of this business in 2009.

Income Tax Provision. The recorded income tax rates for 2008 and 2009 were 19% and 16%, respectively, including discrete items. Our estimated effective income tax rate for the fiscal year ending September 30, 2009, exclusive of discrete items, is currently estimated to be less than 20.0%. During 2009, we also recognized $0.1 million of income tax expense for discrete items that did not affect the calculation of the estimated effective income tax rate for the 2009 fiscal year. For 2008, we used an estimated effective income tax rate of 29.0%, exclusive of discrete items, and recognized $1.2 million of additional income tax expense for discrete items that primarily related to Section 45K-related adjustments pertaining to prior periods.

The estimated effective tax rate for fiscal 2009, exclusive of discrete items, is lower than the statutory rate because a significant portion of the goodwill impairment recorded in 2009 is not tax deductible. Accordingly, the tax benefit expected to be recorded for fiscal 2009 will be significantly less than the statutory rate. The fiscal 2009 estimated effective tax rate was also affected by estimated Section 45 refined coal tax credits (which are different from the Section 45K tax credits discussed elsewhere) related to the coal cleaning facilities that we own and operate, but to a far lesser extent than by the portion of the goodwill impairment representing a permanent difference. The estimated effective tax rate for fiscal 2008, exclusive of discrete items, was lower than the statutory rate primarily due to estimated Section 45 refined coal tax credits. We believe it is more likely than not that the refined coal produced at our coal cleaning facilities qualify for tax credits pursuant to Section 45 of the Internal Revenue Code, notwithstanding the uncertainties and risks associated with the tax credits, as more fully described in Note 9 to the consolidated financial statements.

Excluding the effect of expected tax credits in both fiscal 2008 and 2009 and goodwill impairment in fiscal 2009, our effective tax rate for fiscal 2008 and 2009 would have been approximately 39% and 88%, respectively. The high rate for 2009 is due primarily to the effect of valuation allowances and permanent differences unrelated to goodwill impairment, combined with low expected pre-tax income for the year.

The calculation of our income tax provision involves uncertainties in the application of complex tax regulations in multiple jurisdictions. For example, we are currently under audit by the IRS for the years 2005 and 2006 and have open tax periods subject to examination by both federal and state taxing authorities for the years 2003 through 2008. We recognize potential liabilities for anticipated tax audit issues in the U.S. and state tax jurisdictions based on estimates of whether, and the extent to which, additional taxes and interest will be due. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer probable or necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. It is reasonably possible that the amount of our unrecognized income tax benefits will change significantly within the next 12 months. These changes could be the result of the ongoing tax audits or the settlement of outstanding audit issues. However, due to the number of years under audit and the matters being examined, at the current time, an estimate of the range of reasonably possible outcomes cannot be made, beyond amounts currently accrued.

Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008

The information set forth below compares our operating results for the six months ended March 31, 2009 (2009) with operating results for the six months ended March 31, 2008 (2008).

Summary. Our total revenue for 2009 was $303.8 million, down 28% from $420.9 million for 2008. Gross profit decreased 48%, from $104.4 million in 2008 to $54.3 million in 2009. Operating income decreased from $9.5 million in 2008 to an operating loss of $(487.5) million in 2009. Net income decreased from $0.7 million, with diluted earnings per share of $0.02, in 2008, to a net loss of $(407.1) million, or $(9.82) per diluted share, in 2009. The most significant reason for the change in results from 2008 to 2009 was the goodwill impairment charge totaling approximately $465.7 million in 2009.

In addition to the goodwill impairment charge in 2009, our Section 45K business terminated in fiscal 2008 and we sold the mortar/stucco business in our building products segment in fiscal 2008. Removing the effect of these two profitable operations from the numbers for 2008 and the effect of the goodwill impairment charge for 2009, our total revenue for 2009 was $303.8 million, down 13% from $348.9 million for 2008. Gross profit decreased 34%, from $82.6 million in 2008 to $54.3 million in 2009. Operating income (loss) decreased from an operating loss of $(11.4) million in 2008 to an operating loss of $(21.9) million in 2009, and net income (loss) decreased from a net loss of $(16.4) million, with diluted earnings (loss) per share of $(0.39), in 2008, to a net loss of $(34.8) million, or $(0.86) per diluted share, in 2009.

Revenue and Gross Margins. The major components of revenue, along with gross margins, are discussed in the sections below.

Building Products Segment. Sales of building products during 2009 were $156.6 million with a corresponding gross profit of $30.3 million. Sales of building products during 2008 were $208.3 million with a corresponding gross profit of $53.6 million. The decrease in our sales of building products in 2009 was due primarily to the continuing effects of the depressed new housing and residential remodeling markets which impacted sales across most of our product lines. Also, in early fiscal 2008, we sold certain non-strategic mortar/stucco assets in the building products segment which accounted for approximately $9.7 million of the decrease in revenue from 2008 to 2009. The gross margin percentage declined from 2008 to 2009 due primarily to fewer fixed costs being absorbed as a result of lower sales.

CCP Segment. CCP revenues for 2009 were $115.3 million with a corresponding gross profit of $31.8 million. CCP revenues for 2008 were $138.4 million with a corresponding gross profit of $34.8 million. We believe the decrease in CCP revenues in 2009 compared to 2008 was due primarily to severe winter weather in 2009 and general economic conditions affecting the construction industry in California and Florida. The gross margin percentage increased from 2008 to 2009 primarily due to declines in the costs of rail and truck transportation and improved productivity.

Energy Segment. In 2008, our energy segment revenue consisted primarily of residual revenues related to our Section 45K business. In 2009, there was no Section 45K revenue and energy segment revenue consisted almost exclusively of coal sales. Cost of revenue exceeded revenue for this segment in 2009 due primarily to start-up and ramp-up costs for newly-constructed and renovated coal cleaning facilities that were placed into service in late fiscal 2008 and in the quarter ended December 31, 2008.

Operating Expenses. The increase in amortization expense of $1.0 million from 2008 to 2009 was due primarily to accelerated amortization of certain intangible assets and additional intangible assets that were acquired in a fiscal 2008 acquisition. Research and development expense decreased by $2.7 million from 2008 to 2009, primarily because of decreased spending on our coal-to-liquids and hydrogen peroxide technologies. Selling, general and administrative expenses decreased $17.1 million, or 22%, to $58.9 million in 2009 from $76.0 million in 2008. The decrease in 2009 was due to reduced expenses in every significant category of expense, with the largest contributor being reduced incentive pay expenses and other personnel-related costs totaling $10.5 million. Incentive pay decreased due to reduced profitability of our operations and other personnel-related costs decreased due to headcount reductions. In addition, in 2008, $3.8 million of restructuring costs related to plant consolidations and other cost improvement projects undertaken in our building products segment were recorded, and such costs in 2009 were minimal.

Other Income and Expense. During 2009, we reported net other income of $3.5 million, compared to net other expense of $4.3 million during 2008. The change in other income and expense of $7.8 million was comprised of an increase in net interest expense of approximately $5.1 million and an increase in net other income of approximately $12.9 million.

Net interest expense increased from $12.1 million in 2008 to $17.2 million in 2009 due to several factors, most notably increased interest expense attributed to our convertible debt exchange in the quarter ended December 31, 2008 that resulted in the extinguishment of $80.9 million of 2.875% convertible notes and the issuance of $63.3 million of 16% convertible notes. In addition, there was approximately $1.2 million of accelerated amortization of unamortized debt issue costs related to the extinguished $80.9 million of 2.875% convertible notes and the extinguished $5.5 million of 2.50% convertible notes. We also experienced higher interest rates on our senior debt as a result of the August 2008 amendment to our senior secured credit agreement.

The increase in net other income of $12.9 million consisted primarily of the gains on the 2009 debt extinguishments aggregating $19.2 million, partially offset by a decrease of $6.7 million in gain on sale of assets in 2009. In 2008, we sold certain non-strategic mortar/stucco assets in the building products segment on which a gain of approximately $8.0 million was recognized. A portion of the proceeds from this sale were used to acquire assets that have increased the capacity of our Texas-based concrete block business, which contributed to higher operating income of this business in 2009.

Income Tax Provision. The recorded income tax rates for 2008 and 2009 were 86% and 16%, respectively, including discrete items. During the six months ended March 31, 2009, we recognized $0.6 million of income tax expense for discrete items that did not affect the calculation of the estimated effective income tax rate for the 2009 fiscal year. For the six months ended March 31, 2008, we recognized $3.0 million of additional income tax expense for discrete items that primarily related to Section 45K-related adjustments pertaining to prior periods.

Impact of Inflation and Related Matters

Some of our operations have been negatively impacted by increased raw materials costs for commodities, such as polypropylene and poly-vinyl chloride in the building products segment; however, the negative impact has generally been less significant during 2009 than during the latter part of the 2008 fiscal year. We have been successful in passing on some, but not all, of the increased materials costs to customers. Additionally, recent decreases in fuel costs have benefited all of our business units during 2009. It is not possible to predict the future trends of these costs, nor our ability to pass on any future price increases to customers.

Liquidity and Capital Resources

Summary of Cash Flow Activities. Net cash provided by operating activities for the six months ended March 31, 2009 (2009) was $24.3 million compared to $22.4 million for the six months ended March 31, 2008 (2008). The 2009 net loss would have been approximately $(13.2) million instead of $(407.1) million if adjusted for the goodwill impairment and related decrease in deferred taxes. After adjusting for the effects of goodwill impairment, profitability decreased in 2009 compared to 2008 primarily due to the effects on our building products business of the depressed new housing and residential remodeling markets, losses sustained by our coal cleaning business, and the absence of Section 45K-related operations in 2009. The termination of our Section 45K business was also one of the reasons for the higher cash flow from collection of trade receivables in 2008 than 2009 and was the cause of some of the other changes in operating assets and liabilities reflected in the statements of cash flows.

In both 2009 and 2008, the primary investing activities consisted of the purchase of property, plant and equipment and payments for acquisitions. In 2009, our primary financing activities consisted of the exchange of convertible senior subordinated notes resulting in the extinguishment of approximately $19.2 million of convertible debt, and borrowings under our revolving credit arrangement. In 2008, our primary financing activities consisted of borrowings under our revolving credit arrangement and the purchase of treasury stock. More details about our investing and financing activities are provided in the following paragraphs.

Investing Activities. Total expenditures for property, plant and equipment in 2009 were $37.9 million, a decrease of $19.0 million from 2008. In 2008, a large majority of capital expenditures were for projects in the energy and building products segments. The energy segment expenditures were for the construction and renovation of coal cleaning facilities and the building products segment expenditures were for both expansion of operations (primarily our Texas block business) and maintenance of operating capacity. In 2009, a substantial majority of total capital expenditures related to our coal cleaning facilities in the energy segment. Spending on coal cleaning facilities will comprise a smaller portion of total expenditures for the remainder of fiscal 2009 and in future years as compared to fiscal 2008 and 2009. Total fiscal 2009 capital expenditures are currently expected to be less than $65.0 million and could be as low as $60.0 million.

Capital expenditures are limited by our senior debt covenants to $100.0 million annually. In certain circumstances, the unused amount from a fiscal year can be carried forward and used in the subsequent fiscal year; however, as of September 30, 2008, we had no unused amount available to be carried forward to future periods. As of March 31, 2009, we were committed to spend approximately $19.7 million on capital projects that were in various stages of completion. In 2008, we realized $12.9 million of proceeds from the sale of property, plant and equipment, most of which represented non-strategic assets in our building products segment. A portion of the proceeds from this sale was used to acquire assets that increased the capacity of our Texas-based concrete block business, enabling us to meet current and projected demand in this line of business. In 2009, proceeds from disposition of property, plant and equipment were at a more normal level of $3.0 million.

In fiscal 2007, we acquired 100% of the ownership interests of Dutch Quality Stone (DQS), a privately-held company in the building products business. Total consideration paid at the date of acquisition was approximately $52.9 million. An additional $19.0 million was paid in 2008, based on earnings of DQS for the 12-month period ended September 30, 2007 that exceeded an agreed-upon threshold. In fiscal 2008, we acquired certain assets and assumed certain liabilities of a privately-held company in the building products industry. Total consideration for this acquisition was approximately $15.8 million, of which approximately $5.0 million was paid at the date of acquisition and approximately $10.8 was paid in 2009. Pursuant to contractual terms for some small 2006 acquisitions in the building products segment, additional amounts may be payable in the future, based on the achievement of stipulated revenue or earnings targets for periods ending no later than March 2010. At the current time, we do not believe that any such payments will be material. If any future earn-out consideration is paid for any acquisition, the amounts will be charged to income because all goodwill in the building products reporting unit has been written off.

We intend to continue to expand our business through growth of existing operations, commercialization of technologies currently being developed, and possible strategic acquisitions of products or entities that expand our current operating platform. Acquisitions have historically been an important part of our long-term business strategy. We have routinely reviewed potential acquisitions, including those in the areas of building products, CCP marketing, and coal and catalyst technologies. It is possible that some portion of future cash and cash equivalents and/or proceeds from the issuance of stock or debt could be used to fund acquisitions of complementary businesses in the building products, CCP and energy industries; however, because of cash flow considerations and current events affecting the debt and equity markets, we do not currently anticipate any significant acquisitions in fiscal 2009. Our senior secured credit agreement limits acquisitions in the aggregate to $50.0 million of cash consideration and $20.0 million of non-cash consideration annually, with no more than $30.0 million of cash consideration for any one acquisition. If our “total leverage ratio,” as defined, is less than or equal to 3.50:1.0, after giving effect to an acquisition, these limitations do not apply.

The senior secured credit agreement also limits the amount we can invest in joint ventures and other less than 100%-owned entities. We have invested in several joint ventures, which are accounted for using the equity method of accounting, but do not currently have plans to significantly increase our investments in those entities.

Financing Activities. In December 2008, we exchanged approximately $80.9 million of our 2.875% convertible senior subordinated notes due 2016 for $63.3 million of new 16% convertible senior subordinated notes due 2016. In March and April 2009, we exchanged approximately $39.1 million of our 2.50% convertible senior subordinated notes due 2014 for approximately $27.4 million of new 14.75% convertible senior subordinated notes due 2014. Gains of approximately $19.2 million, recorded in other income (expense) in the accompanying consolidated statement of operations for 2009, were recognized on the extinguishments of debt in 2009, and an additional gain of approximately $10.1 million was recognized in April 2009. Additionally, approximately $1.2 million of unamortized debt issue costs related to the extinguished debt was charged to interest expense in 2009 and approximately $0.8 million of unamortized debt issue costs was charged to interest expense in April 2009. New debt issue costs of approximately $0.9 million were incurred related to the new 16% and 14.75% convertible notes.

In both 2008 and 2009, we had borrowings under our revolving credit arrangement of $15.0 million, which amount was increased to $25.0 million subsequent to March 31, 2009. In 2008, financing activities also included treasury stock purchases totaling $14.8 million.

With the exception of amounts outstanding under our revolving credit arrangement, which are repayable not later than September 2009, we have no long-term debt repayments that are due prior to 2011. There are mandatory prepayments of the first lien term loan in the event of certain asset sales and debt and equity issuances and from “excess cash flow,” as defined in the agreement. A mandatory prepayment of $2.5 million was made in 2009 as a result of an asset sale. Optional prepayments of the first lien term loan are permitted without penalty or premium. Once repaid in full or in part, no reborrowings can be made. We may, in the future, make optional prepayments of senior debt depending on actual cash flows, our current and expected cash requirements and other applicable factors we deem to be significant.

We filed with the SEC a universal shelf registration statement for the potential sale of a total of $250.0 million of debt or equity securities. This registration statement was declared effective in April 2009. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering could commence under the registration statement.

In fiscal 2008, we obtained an amendment to our senior secured credit agreement to provide additional flexibility for capital leases and sale-leaseback transactions and to temporarily modify certain of the leverage and fixed charge coverage ratios described in more detail below and in Note 6 to the consolidated financial statements. We are in compliance with all debt covenants as of March 31, 2009. However, given the continuing decrease in building products revenues as a result of the depressed new housing and residential remodeling markets and the termination of our Section 45K business, combined with the high level of capital expenditures during fiscal 2008 and thus far in fiscal 2009, there is increased risk of noncompliance with certain leverage and fixed charge coverage ratios in future periods.

Due to covenants associated with our senior debt, we currently have restrictions on our ability to obtain significant additional amounts of long-term debt. However, we have historically experienced strong positive cash flow from operations which has enabled us to repay a substantial amount of our long-term debt prior to scheduled maturities. While we expect our positive cash flow to continue in the future, our positive cash flow from operations is expected to be lower in fiscal 2009 than it was in fiscal 2008 and in recent years due to the termination of our Section 45K business and the continued weakness in the new housing and residential remodeling markets. Also, while we have periodically accessed the debt and equity markets in prior years, affordable and available additional debt and equity may be much more difficult for us to obtain in future periods than in the past, due to less favorable market conditions as well as changes in our business model.

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

In both 2008 and 2009, cash proceeds from the exercise of options and employee stock purchases were not material. Option exercise activity is primarily dependent on our stock price and is not predictable. To the extent non-qualified stock options are exercised, or there are disqualifying dispositions of shares obtained upon the exercise of incentive stock options, we receive an income tax deduction generally equal to the income recognized by the optionee. Such amounts were not material in either 2008 or 2009.

Working Capital. As of March 31, 2009, our working capital was $84.6 million. Notwithstanding the termination of our Section 45K business as of December 31, 2007 and the depressed new housing and residential remodeling markets, with the resulting negative impact on cash flow, we currently expect operations to produce positive cash flow in future periods and believe working capital, along with available borrowings under the revolving credit arrangement for our seasonal needs through September 2009, will be sufficient for operating needs for the next 12 months.

Income Taxes. Historically, there has often been some lag in paying estimated taxes during a fiscal year due to the seasonality of our operations and because estimated income tax payments are typically based on annualizing a fiscal year’s taxable income based on year-to-date results. We currently expect this pattern to continue, but to have a less significant effect on our cash flow in future periods due to expected results of operations that are closer to break-even than what we have historically experienced. We currently expect our effective income tax rate in future years to be less than the statutory rate due primarily to the availability of Section 45 refined coal tax credits. These tax credits relate to the coal cleaning facilities that we currently own and operate. The tax credits are expected to reduce required cash payments for estimated taxes during the year they are earned.

As of March 31, 2009, we had approximately $10.4 million of unrecognized tax benefits, net of an $11.2 million refund claim related to an uncertain tax position. We have recorded approximately $22.6 million of gross unrecognized income tax benefits which would affect the fiscal 2009 effective tax rate if released into income. We recognize accrued interest and potential penalties related to all income tax liabilities, including unrecognized income tax benefits, in income tax expense. During 2009, we released approximately $2.9 million of interest and penalties and as of March 31, 2009, approximately $4.1 million was accrued for the payment of interest and penalties. Changes to the estimated liability for unrecognized income tax benefits during 2009 were primarily the result of settlement of the IRS audit for the years 2003 and 2004.

The calculation of tax liabilities involves uncertainties in the application of complex tax regulations in multiple jurisdictions. For example, we are currently under audit by the IRS for the years 2005 and 2006 and have open tax periods subject to examination by both federal and state taxing authorities for the years 2005 through 2008. We recognize potential liabilities for anticipated tax audit issues in the U.S. and state tax jurisdictions based on estimates of whether, and the extent to which, additional taxes and interest will be due. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer probable or necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. It is reasonably possible that the amount of our unrecognized income tax benefits will change significantly within the next 12 months. These changes could be the result of ongoing tax audits or the settlement of outstanding audit issues. However, due to the number of years under audit and the matters being examined, at the current time, an estimate of the range of reasonably possible outcomes cannot be made, beyond amounts currently accrued.

As discussed previously, cash payments for income taxes are reduced for tax deductions resulting from disqualifying dispositions of incentive stock options and from the exercise of non-qualified stock options, which amounts were not material in 2008 or 2009. Option exercise activity is primarily dependent on our stock price which is not predictable, and likewise, it is not possible to estimate what tax benefits may be realized from future option exercises.

Summary of Future Cash Requirements. Significant future cash needs, beyond operational working capital requirements, including income tax payments and interest payments on long-term debt, are currently expected to consist primarily of capital expenditures and repayment of amounts outstanding under our revolving credit arrangement.

Potential Liquidity Risks and Management’s Plans. Operational improvements, including reduced headcount, reduced or eliminated advertising and marketing programs, the ongoing realignment of manufacturing capacity with projections of future requirements, reduced plant overhead expenses and reduced fuel costs, along with growth in the coal cleaning business, are currently expected to partially offset the impact of reduced revenues on our cash flow from operations. However, the anticipated increase in cash flow from these actions, along with the cash flow currently being generated, may not provide sufficient funds for operations and for the retirement of all of our maturing debt. Accordingly, management’s plans to increase liquidity and minimize the risk of noncompliance with debt covenants also include the following potential actions: the delay, postponement or cancellation of certain planned capital expenditures; the sale of assets; obtaining asset-based loans; refinancing debt obligations; the sale of equity, the proceeds of which would be used to repay long-term debt; additional amendments to our senior secured credit agreement; or restructuring our credit facilities and capitalization.

Most of our potential debt covenant compliance risk relates to compliance with certain leverage and fixed charge coverage ratios in future periods. The potential risk is primarily a result of declining EBITDA and covenant ratios that adjust over the next three quarters, combined with increased levels of capital expenditures, as compared to prior periods. EBITDA consists of net income adjusted for net interest expense, income taxes, depreciation and amortization and goodwill and other impairments, as these items are defined in our senior secured debt agreement. Because our net income declined significantly during fiscal 2008 and through March 31, 2009, EBITDA has also declined significantly. Our trailing twelve months’ (TTM) EBITDA, which is used to calculate many of the required leverage and fixed coverage ratios, may not significantly improve during fiscal 2009 and early fiscal 2010, primarily due to the depressed new housing and residential remodeling markets and the challenges of ramping up and operating our coal cleaning facilities in a difficult coal market.

The three primary debt covenant ratios with which we must comply are: i) a total leverage ratio of 4.75:1 as of March 31, 2009, 4.25:1 as of June 30, 2009, 3.75:1 as of September 30, 2009, then 3.5:1 from December 31, 2009 through the maturity date (total leverage ratio); ii) a maximum ratio of consolidated funded indebtedness minus subordinated indebtedness to EBITDA of 2.5:1 (senior leverage ratio); and iii) a minimum ratio of EBITDA plus rent payments (EBITDAR), less certain capital expenditures and taxes for the four preceding fiscal quarters, to scheduled rent payments and payments of principal and interest on all indebtedness for the next four fiscal quarters of 1:1 through June 30, 2009, then 1.25:1 for periods ending on or after September 30, 2009 (fixed charge coverage ratio). The following table summarizes the calculations of each of these three key ratios for the dates indicated. All components have been calculated based on the definitions of such items in our senior secured credit facility.

(in millions)	September 30, 2007	September 30, 2008	March 31, 2009
Senior debt, including revolver (A)	$210.0	$200.0	$212.5
Convertible debt (B)	332.5	332.5	313.3

Total long-term debt, including current portion	542.5	532.5	525.8

Stand-by letters of credit	6.0	9.7	9.4
Other long-term obligations	—	9.7	9.3

Total indebtedness, as defined (C)	$548.5	$551.9	$544.5

TTM EBITDA, as defined (D)	$301.2	$142.1	$126.3

Total leverage ratio (C ÷ D)	1.82	3.88	4.31

Senior leverage ratio ((C – B) ÷ D)	0.72	1.54	1.83

TTM EBITDA	$301.2	$142.1	$126.3
Rent expense	34.2	35.4	35.8
Less certain capital expenditures	(55.0)	(40.1)	(28.2)
Income taxes	(60.9)	(1.4)	76.3

TTM EBITDAR, as defined (E)	$219.5	$136.0	$210.2

Future twelve months’ scheduled interest Payments	$24.4	$31.7	$37.5
Future twelve months’ scheduled repayments of long-term debt and other obligations	—	1.0	16.0
Future twelve months’ scheduled rent Payments	38.5	36.0	37.0

Future fixed charges, as defined (F)	$62.9	$68.7	$90.5

Fixed charge coverage ratio (E ÷ F)	3.49	1.98	2.32

Trailing twelve months (TTM) EBITDA, as used in the above table, is calculated as follows:

(in thousands)	September 30, 2007	September 30, 2008	March 31, 2009
Net income (loss)	$20.1	$(169.7)	$(577.5)
Net interest expense	31.1	23.8	28.9
Income taxes, as defined	69.8	2.2	(76.3)
Depreciation and amortization, as defined	82.2	74.2	78.3
Impairments, as defined	98.0	211.6	672.9

TTM EBITDA, as defined (D)	$301.2	$142.1	$126.3

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

In addition to the risks of noncompliance with leverage and fixed charge coverage ratios, our $60.0 million revolving credit arrangement expires in September 2009. During fiscal 2008 and through the current time, we have used this revolver for short-term working capital needs and for stand-by letters of credit, which at March 31, 2009 totaled $9.4 million. We currently expect to continue to use the revolver for seasonal working capital needs and for letters of credit until it expires. Our seasonal working capital needs should decline as coal cleaning operations continue to grow because this business is less seasonal than our building products and CCP businesses. We continue to evaluate our liquidity needs and the potential replacement of the revolving credit facility.

As noted, the $15.0 million ($25.0 million subsequent to March 31, 2009) outstanding under our revolving credit arrangement is required to be repaid in September 2009. Our first lien term loan in the amount of $197.5 million is required to be repaid in February 2011 and April 2011. Our 2.50% and 14.75% convertible senior subordinated notes totaling $158.4 million ($148.3 million subsequent to March 31, 2009) are repayable in 2014. The holders of the 2.875% convertible senior subordinated notes due June 2016, totaling $91.6 million, have the right to require us to repurchase all or a portion of those notes on June 1, 2011. Also, the holders of the 16% convertible senior subordinated notes due June 2016, totaling $63.3 million, have the right to require us to repurchase all or a portion of those notes on June 1, 2012. We currently believe it is likely that the holders of the 2.875% notes will require us to repurchase those notes on June 1, 2011 and it is possible that the holders of the 16% notes will require us to repurchase those notes on June 1, 2012.

Subsequent to March 31, 2009, a decrease in the credit rating on our debt was announced; however, there was no direct effect of this action on the variable interest rate applicable to our senior secured credit facility or on our debt covenant compliance.

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

We are exposed to financial market risks, primarily related to changes in interest rates and certain foreign currencies. We do not use derivative financial instruments for speculative or trading purposes. We have entered into certain hedge transactions in the past, primarily to limit our variable interest rate exposure, but there are no such hedges outstanding as of March 31, 2009. The Blue Flint joint venture has derivatives in place related to variable interest rates and commodities.

As described in more detail in Note 6 to the consolidated financial statements, our senior debt, which totaled $212.5 million as of March 31, 2009, bears interest at a variable-rate. Accordingly, assuming no change in the amount of senior debt outstanding except for repayment of outstanding amounts under the revolving credit arrangement prior to the end of fiscal 2009, a change in the interest rate of 1% would change our interest expense by $2.1 million during the 12 months ending March 31, 2010.

We have limited operations in foreign jurisdictions. However, one of our joint ventures with Evonik Industries AG owns a hydrogen peroxide business located in South Korea. This joint venture has € 25.0 million (approximately $33.0 million at March 31, 2009) of long-term debt along with other obligations denominated in Euros. Because the debt and other obligations are repayable in a currency different from the Korean Won, the joint venture’s functional currency, they must be remeasured into Korean Won at the end of each reporting period based on then current exchange rates, with the impact recorded in earnings. As a result of this requirement, the joint venture is subject to foreign currency exchange rate movements. During the six months ended March 31, 2009, the joint venture recorded foreign currency exchange losses of which $0.3 million has been included in our results of operations. As of March 31, 2009, a change in the relationship between the Euro and Korean Won of 10% would result in a gain or loss of approximately $1.7 million for us.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of March 31, 2009, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2009 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See “Legal Matters” in Note 9 to the consolidated financial statements for a description of current legal proceedings.

ITEM 1A.	RISK FACTORS

Risks relating to our business and our common stock are described in Item 1A of our Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 3, 2009 we held our 2009 Annual Meeting of Stockholders for the following purposes:

1.	To elect two Class III directors to serve until the 2012 annual meeting, or until their successors are duly elected and qualified;

2.	To approve amendments to our Long Term Incentive Compensation Plan, including an increase in the number of shares available under the Plan;

3.	To ratify the selection by the Board of Directors of Ernst & Young LLP as our independent auditors for the fiscal year ending September 30, 2009.

A total of 35,876,061 shares were voted on proposals 1 and 3. A total of 22,285,991 shares were voted on proposal 2, for which there were 13,590,070 broker non-votes. All proposals were approved by the stockholders. The results of the voting were as follows:

1.	To elect Mr. Blake O. Fisher, Jr. as a Class III director: for – 33,830,727 withheld authority – 2,045,334.

To elect Mr. James A. Herickhoff as a Class III director: for – 33,818,775; withheld authority – 2,057,286.

2.	To approve amendments to our Long Term Incentive Compensation Plan: for – 20,293,053; against – 1,868,977; abstain – 123,961.

3.	To ratify the selection of Ernst & Young LLP as independent auditors for the fiscal year ending September 30, 2009: for – 35,107,514; against – 536,126; abstain – 232,420.

ITEM 5.	OTHER INFORMATION

On April 10, 2009, our Audit Committee dismissed Ernst & Young LLP as our independent auditors and on April 13, 2009, the Audit Committee appointed BDO Seidman, LLP as our independent auditors. This change is described in more detail in our Amendment No. 1 to Form 8-K filed on April 20, 2009.

ITEM 6.	EXHIBITS

The following exhibits are included herein:

12	Computation of ratio of earnings to combined fixed charges and preferred stock dividends	*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	*

99.10	Amended and Restated Long Term Incentive Compensation Plan (Effective March 3, 2009)	*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEADWATERS INCORPORATED

Date: May 7, 2009	By:	/s/ Kirk A. Benson
Kirk A. Benson, Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2009	By:	/s/ Steven G. Stewart
Steven G. Stewart, Chief Financial Officer
(Principal Financial Officer)