Form 10-Q
period 2009-06-30
HEADWATERS INC
filed 2009-08-05
CIK 1003344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

The number of shares outstanding of the Registrant’s common stock as of July 31, 2009 was 50,645,207.

HEADWATERS INCORPORATED

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Actual results may vary materially from such expectations. In some cases, words such as “may,” “should,” “intends,” “plans,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, or the negative of such terms, may help to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking. For a discussion of the factors that could cause actual results to differ from expectations, please see the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2008 and in Item 1A of this Form 10-Q. There can be no assurance that our results of operations will not be adversely affected by such factors. Unless legally required, we undertake no obligation to revise or update any forward-looking statements for any reason. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

ITEM 1.	FINANCIAL STATEMENTS

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)	September 30, 2008	June 30, 2009
ASSETS

Current assets:
Cash and cash equivalents	$21,637	$14,016
Trade receivables, net	117,595	97,566
Inventories	53,068	46,602
Current and deferred income taxes	37,518	31,049
Other	10,568	13,497

Total current assets	240,386	202,730

Property, plant and equipment, net	304,835	324,483

Other assets:
Intangible assets, net	226,168	209,106
Goodwill	582,111	115,999
Other	48,486	50,254

Total other assets	856,765	375,359

Total assets	$1,401,986	$902,572

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$27,688	$23,875
Accrued personnel costs	29,873	20,616
Other accrued liabilities	58,168	48,183
Current portion of long-term debt	—	30,000

Total current liabilities	115,729	122,674

Long-term liabilities:
Long-term debt	532,500	500,696
Deferred income taxes	87,026	12,696
Unrecognized income tax benefits	18,441	10,002
Other	16,738	15,167

Total long-term liabilities	654,705	538,561

Total liabilities	770,434	661,235

Stockholders’ equity:
Common stock, $0.001 par value; authorized 100,000 shares; issued and outstanding: 42,035 shares at September 30, 2008 (including 564 shares held in treasury) and 42,294 shares at June 30, 2009 (including 228 shares held in treasury)	42	42
Capital in excess of par value	509,977	511,291
Retained earnings (accumulated deficit)	130,394	(265,462)
Treasury stock and other	(8,861)	(4,534)

Total stockholders’ equity	631,552	241,337

Total liabilities and stockholders’ equity	$1,401,986	$902,572

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per-share data)	2008	2009	2008	2009
Revenue:
Building products	$129,283	$92,577	$337,609	$249,205
Coal combustion products	82,640	64,412	221,048	179,721
Energy	18,533	18,242	92,675	50,139

Total revenue	230,456	175,231	651,332	479,065

Cost of revenue:
Building products	93,960	66,975	248,639	193,321
Coal combustion products	58,117	46,458	161,676	129,998
Energy	14,087	19,666	72,334	59,331

Total cost of revenue	166,164	133,099	482,649	382,650

Gross profit	64,292	42,132	168,683	96,415

Operating expenses:
Amortization	5,469	5,719	16,412	17,674
Research and development	3,480	2,171	11,448	7,466
Selling, general and administrative	34,290	28,881	110,278	87,773
Goodwill impairment	—	—	—	465,656

Total operating expenses	43,239	36,771	138,138	578,569

Operating income (loss)	21,053	5,361	30,545	(482,154)

Other income (expense):
Net interest expense	(5,556)	(10,066)	(17,607)	(27,224)
Other, net	(280)	9,237	7,498	29,922

Total other income (expense), net	(5,836)	(829)	(10,109)	2,698

Income (loss) before income taxes	15,217	4,532	20,436	(479,456)

Income tax benefit (provision)	(1,520)	6,760	(6,030)	83,600

Net income (loss)	$13,697	$11,292	$14,406	$(395,856)

Basic earnings (loss) per share	$0.33	$0.27	$0.35	$(9.53)

Diluted earnings (loss) per share	$0.31	$0.27	$0.35	$(9.53)

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Nine Months Ended June 30, 2009

	Common stock		Capital in excess of par value	Retained earnings (accumulated deficit)	Treasury stock, at cost	Other	Total stockholders’ equity
(in thousands)	Shares	Amount
Balances as of September 30, 2008	42,035	$42	$509,977	$130,394	$(7,281)	$(1,580)	$631,552
Issuance of restricted stock, net of cancellations	186	—					—
Exercise of stock options	73	—	410				410
Income tax benefit from exercise of stock options			93				93
336 shares of treasury stock transferred to employee stock purchase plan, at cost			(3,542)		4,424		882
Stock-based compensation			4,353				4,353
Other comprehensive income (loss), net of taxes – cash flow hedge and foreign currency translation adjustments						(97)	(97)
Net loss for the nine months ended June 30, 2009				(395,856)			(395,856)

Balances as of June 30, 2009	42,294	$42	$511,291	$(265,462)	$(2,857)	$(1,677)	$241,337

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
(in thousands)	2008	2009
Cash flows from operating activities:
Net income (loss)	$14,406	$(395,856)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	—	465,656
Depreciation and amortization	50,791	51,853
Stock-based compensation	3,957	4,353
Interest expense related to amortization of debt issue costs	1,996	4,436
Deferred income taxes	9,000	(74,236)
Gain on extinguishment of debt	—	(29,304)
Net losses (gains) of unconsolidated joint ventures	6,199	(162)
Net gain on disposition of property, plant and equipment	(7,750)	(478)
Amortization of non-refundable license fees	(5,517)	—
Decrease in trade receivables	50,912	20,029
Decrease (increase) in inventories	(6,994)	5,324
Decrease in accounts payable and accrued liabilities	(26,036)	(12,263)
Other changes in operating assets and liabilities, net	(37,212)	(4,635)

Net cash provided by operating activities	53,752	34,717

Cash flows from investing activities:
Purchase of property, plant and equipment	(86,052)	(55,255)
Proceeds from disposition of property, plant and equipment	13,135	3,081
Payments for acquisitions	(19,000)	(10,792)
Net increase in other assets	(5,537)	(4,960)

Net cash used in investing activities	(97,454)	(67,926)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	35,000	35,000
Payments on long-term debt	—	(7,500)
Convertible debt and other debt issue costs	—	(3,297)
Employee stock purchases	1,286	882
Proceeds from exercise of stock options	1	410
Income tax benefit from exercise of stock options	5	93
Treasury stock purchases	(14,841)	—

Net cash provided by financing activities	21,451	25,588

Net decrease in cash and cash equivalents	(22,251)	(7,621)

Cash and cash equivalents, beginning of period	55,787	21,637

Cash and cash equivalents, end of period	$33,536	$14,016

Supplemental schedule of non-cash investing and financing activities:
Exchanges of convertible senior subordinated notes	$—	$90,656
Purchase of assets in exchange for future obligations	9,967	—
Cancellation of treasury stock	7,335	—
Decrease in accrued liabilities for acquisition-related commitments	(3,000)	—

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

Basis of Presentation – Headwaters’ fiscal year ends on September 30 and unless otherwise noted, references to 2008 refer to Headwaters’ fiscal quarter and/or nine-month period ended June 30, 2008 and references to 2009 refer to Headwaters’ fiscal quarter and/or nine-month period ended June 30, 2009. Other references to years refer to Headwaters’ fiscal year rather than a calendar year.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist of normal recurring adjustments, except for the adjustments related to goodwill impairment and the debt exchange transactions. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters’ Annual Report on Form 10-K for the year ended September 30, 2008 (Form 10-K) and in Headwaters’ Quarterly Reports on Form 10-Q for the quarters ended December 31, 2008 and March 31, 2009.

Recent Accounting Pronouncements – SFAS No. 157. In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements,” which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. Headwaters adopted SFAS No. 157 as of October 1, 2008 but this adoption did not have a material effect on reported results for 2009. Headwaters uses fair value measurements to determine the reported amounts of assets acquired and liabilities assumed in purchase transactions, in testing for potential goodwill impairment, for disclosure of the fair value of financial instruments, and elsewhere. It is therefore possible that the implementation of SFAS No. 157 could have a material effect on the reported amounts or disclosures in Headwaters’ consolidated financial statements in future periods.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

FSP FAS 157-4. In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4), which provides guidance for estimating fair value in accordance with SFAS No. 157 in certain circumstances. Headwaters adopted FSP FAS 157-4 in 2009 and considered the relevant guidance in determining the fair value of long-term debt disclosed in Note 7.

EITF 07-5. The Emerging Issues Task Force (EITF) of the FASB has published EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,” which could affect Headwaters’ accounting for the fiscal 2007 convertible note hedge and warrant transactions described in Note 6. Headwaters must apply the provisions of EITF 07-5 in its financial statements issued for periods beginning on or after October 1, 2009. At the current time, Headwaters has not determined what impact, if any, EITF 07-5 will have on the accounting and future financial statement disclosures for the convertible note hedge and warrant transactions.

SFAS No. 141R. In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51.” These new standards will significantly change the accounting for and reporting of business combination transactions and minority interests in financial statements. Headwaters must adopt these standards simultaneously as of October 1, 2009, the beginning of its fiscal 2010 year. The adoption of these standards will have a material effect on the accounting for any business combination consummated thereafter or for any minority interest that exists at that time.

SFAS No. 161. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133.” This new standard requires enhanced disclosures about how and why an entity uses derivative instruments, how such instruments and related hedged items are accounted for under SFAS No. 133, and how those instruments and items affect an entity’s financial position, financial performance, and cash flows. Headwaters must adopt SFAS No. 161 no later than October 1, 2009. Headwaters has no derivatives outstanding as of June 30, 2009. Accordingly, the adoption of this standard could affect future disclosures related to any derivative instruments or related hedges that are entered into in future periods.

FSP APB 14-1. In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the FSP). The FSP specifies that issuers of convertible debt that can be settled in cash should separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized. The adoption of the FSP, which for Headwaters is required October 1, 2009, will require different accounting for Headwaters’ 2.50% Convertible Senior Subordinated Notes due 2014 issued in January 2007, the 16% Convertible Senior Subordinated Notes due 2016 issued in December 2008, and the 14.75% Convertible Senior Subordinated Notes due 2014 issued in March and April 2009 (see Note 6). The provisions of the FSP must be applied retrospectively to all periods presented, or all periods subsequent to January 2007 for Headwaters.

The adoption of the FSP will result in a redetermination of the carrying amounts of Headwaters’ 2.50% convertible notes, 16% convertible notes and 14.75% convertible notes, calculated by measuring the fair values of similar debt instruments that do not have the conversion features, and recording an equity component for the difference between the original proceeds of the debt and the redetermined amounts of debt. Any basis differences that arise from this accounting that represent a temporary difference will also require the recording of deferred taxes. The original debt issuance costs will be allocated pro-rata between debt and equity issuance costs and accounted for accordingly. Debt discount recorded as a result of the redetermination of the debt carrying values will be amortized using the interest method and will result in recognition of additional interest cost for all periods subsequent to January 2007. If material, a portion of the increased interest cost will be capitalized, as required by SFAS No. 34, “Capitalization of Interest Cost.” Headwaters currently estimates that the adoption of the FSP will increase reported interest cost by approximately $3.8 million, $6.0 million and $7.2 million in fiscal years 2007, 2008 and 2009, respectively; will decrease the reported fiscal 2009 gain on extinguishment of debt by approximately $8.9 million; and will not have a material affect on interest capitalized for any period.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

FSP FAS 107-1 and APB 28-1. In April 2009, the FASB issued FASB Staff Positions FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSPs). These FSPs require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. Headwaters has adopted these FSPs and provided the required fair value disclosures of its financial instruments in Note 7.

SFAS No. 165. In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which sets forth principles and requirements for evaluating, recognizing and disclosing events or transactions that occur subsequent to the balance sheet date in financial statements. With the exception of disclosing the date through which subsequent events are evaluated for potential recognition or disclosure in the consolidated financial statements, SFAS No. 165 is not expected to have a significant effect on Headwaters. Because Headwaters’ financial statements are considered issued when filed with the SEC, it has evaluated subsequent events to August 5, 2009, the filing date of this Form 10-Q with the SEC.

Other. Headwaters has reviewed all other recently issued accounting standards which have not yet been adopted in order to determine their potential effect, if any, on the results of operations or financial position of Headwaters. Based on that review, Headwaters does not currently believe that any of these other recent accounting pronouncements will have a significant effect on its current or future financial position, results of operations, cash flows or disclosures.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

	Three Months Ended June 30, 2008
(in thousands)	Building Products	CCPs	Energy	Corporate	Totals
Segment revenue	$129,283	$82,640	$18,533	$—	$230,456

Depreciation and amortization	$(11,585)	$(3,114)	$(2,359)	$(100)	$(17,158)

Operating income (loss)	$10,816	$17,341	$(2,747)	$(4,357)	$21,053

Net interest expense					(5,556)
Other income (expense), net					(280)
Income tax provision					(1,520)

Net income					$13,697

Capital expenditures	$9,283	$3,108	$22,001	$168	$34,560

	Three Months Ended June 30, 2009
(in thousands)	Building Products	CCPs	Energy	Corporate	Totals
Segment revenue	$92,577	$64,412	$18,242	$—	$175,231

Depreciation and amortization	$(8,854)	$(3,143)	$(2,520)	$(81)	$(14,598)

Operating income (loss)	$7,172	$11,213	$(8,620)	$(4,404)	$5,361

Net interest expense					(10,066)
Other income (expense), net					9,237
Income tax benefit					6,760

Net income					$11,292

Capital expenditures	$1,693	$9,448	$6,191	$—	$17,332

	Nine Months Ended June 30, 2008
(in thousands)	Building Products	CCPs	Energy	Corporate	Totals
Segment revenue	$337,609	$221,048	$92,675	$—	$651,332

Depreciation and amortization	$(34,741)	$(9,146)	$(6,619)	$(285)	$(50,791)

Operating income (loss)	$11,417	$37,845	$(4,405)	$(14,312)	$30,545

Net interest expense					(17,607)
Other income (expense), net					7,498
Income tax provision					(6,030)

Net income					$14,406

Capital expenditures	$34,530	$3,997	$46,907	$618	$86,052

Segment Assets as of June 30, 2008	$1,072,324	$303,191	$173,062	$87,553	$1,636,130

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

	Nine Months Ended June 30, 2009
(in thousands)	Building Products	CCPs	Energy	Corporate	Totals
Segment revenue	$249,205	$179,721	$50,139	$—	$479,065

Depreciation and amortization	$(31,807)	$(9,412)	$(10,370)	$(264)	$(51,853)

Operating income (loss)	$(464,950)	$29,100	$(35,386)	$(10,918)	$(482,154)

Net interest expense					(27,224)
Other income (expense), net					29,922
Income tax benefit					83,600

Net loss					$(395,856)

Capital expenditures	$4,204	$17,212	$33,803	$36	$55,255

Segment assets as of June 30, 2009	$348,492	$301,861	$189,892	$62,327	$902,572

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

Stock-Based Compensation – During the quarter ended June 30, 2009, the Compensation Committee granted approximately 1.2 million performance-based stock appreciation rights (SARs) to certain officers and employees under the terms of an existing stock incentive plan. If the performance criteria underlying the SARs are not met, all recognized expense for the SARs up to the time that determination is made will be reversed.

Total stock-based compensation expense was approximately $1.5 million and $1.4 million for the three months ended June 30, 2008 and 2009, respectively, and approximately $4.0 million and $4.4 million for the nine months ended June 30, 2008 and 2009, respectively. As of June 30, 2009, there was approximately $7.3 million of total compensation cost related to unvested awards not yet recognized, which will be recognized in future periods subject to applicable vesting terms.

4.	Inventories

Inventories consisted of the following at:

(in thousands)	September 30, 2008	June 30, 2009
Raw materials	$11,239	$11,464
Finished goods	41,829	35,138

	$53,068	$46,602

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

5.	Long-Lived Assets

Intangible Assets – All of Headwaters’ identified intangible assets are being amortized. The following table summarizes the gross carrying amounts and the related accumulated amortization of intangible assets as of:

	Estimated useful lives	September 30, 2008		June 30, 2009
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
CCP contracts	8 - 20 years	$117,690	$38,449	$117,690	$43,498
Customer relationships	7 1/2 - 5 years	77,403	20,826	77,603	25,217
Trade names	5 - 20 years	68,412	14,227	67,425	15,846
Patents and patented technologies	6 - 19 years	54,635	23,354	55,047	27,455
Other	1 - 15 years	6,370	1,486	5,690	2,333

		$324,510	$98,342	$323,455	$114,349

Total amortization expense related to intangible assets was approximately $5.5 million and $5.7 million for the three months ended June 30, 2008 and 2009, respectively, and approximately $16.4 million and $17.7 million for the nine months ended June 30, 2008 and 2009, respectively. Total estimated annual amortization expense for fiscal years 2009 through 2014 is shown in the following table.

Year ending September 30:	(in thousands)
2009	$23,357
2010	22,052
2011	21,641
2012	19,874
2013	18,965
2014	18,587

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

Due to the continuing decline in the new housing and residential remodeling markets, the ongoing downward revisions by market analysts of near-term projections in these markets, and the significant decline in Headwaters’ stock price during the six months ended March 31, 2009, management determined that indicators of further goodwill impairment in the building products reporting unit existed. In addition, the significant declines in coal and oil prices and in Headwaters’ stock price indicated potential goodwill impairment in the energy reporting unit. Accordingly, Headwaters performed goodwill impairment tests for both the building products and energy reporting units during the quarter ended March 31, 2009. Upon completion of the impairment tests, Headwaters wrote off all remaining goodwill in the building products and energy reporting units, totaling approximately $465.7 million. None of the impairment charges in fiscal 2007, 2008 or 2009 affected Headwaters’ cash position, cash flow from operating activities or debt covenant compliance.

Headwaters has not yet completed the June 30, 2009 goodwill impairment test for the CCPs reporting unit, but does not currently expect there will be any impairment.

Other Long-Lived Assets – In connection with the goodwill impairment testing for the building products and energy reporting units in 2009, Headwaters also performed a formal analysis for potential impairments of other long-lived assets in those reporting units, including all intangible assets and property, plant and equipment. The results of this analysis did not result in any significant impairment of any other long-lived assets.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

6.	Long-term Debt

Long-term debt consisted of the following at:

(in thousands)	September 30, 2008	June 30, 2009
Senior secured debt	$200,000	$227,500
Convertible senior subordinated notes:
2.875%, due 2016 with put date of June 2011	172,500	91,640
16%, due 2016 with put date of June 2012	—	63,286
2.50%, due 2014	160,000	120,900
14.75%, due 2014	—	27,370

Total convertible notes	332,500	303,196

Total long-term debt, including current portion	532,500	530,696
Less current portion	—	(30,000)

Long-term debt	$532,500	$500,696

Senior Secured Credit Agreements – Headwaters’ senior secured credit facility currently consists of a first lien term loan in the amount of $197.5 million, plus $30.0 million outstanding under the revolving credit arrangement. The credit facility provides for up to $60.0 million of borrowings under the revolving credit arrangement. The first lien term loan is senior in priority to all other debt and, with the exception of joint venture assets, is secured by all assets of Headwaters. The terms of the credit facility, as currently amended, are described in more detail in the following paragraphs.

Headwaters is in compliance with all debt covenants as of June 30, 2009. However, there is risk of noncompliance with certain leverage and fixed charge coverage ratios in future periods given the continuing decrease in building products and CCPs revenues as a result of current economic conditions, especially the depressed new housing and residential remodeling markets; the termination of Headwaters’ Section 45K business in fiscal 2008; and the high level of capital expenditures during fiscal 2008 and fiscal 2009. The risk of noncompliance will be reduced if Headwaters completes a new asset based revolver (ABL facility) to replace the revolving credit facility that matures in September 2009, as explained in more detail hereafter.

The first lien term loan bears interest, at Headwaters’ option, at either i) the London Interbank Offered Rate (LIBOR) plus 5.25%, 5.75%, 6.25% or 6.75%, depending on the credit ratings that have been most recently announced for the loans by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s); or ii) the “Base Rate” plus 4.25%, 4.75%, 5.25% or 5.75%, again depending on the credit ratings announced by S&P and Moody’s. Base rate is defined as the higher of the rate announced by Morgan Stanley Senior Funding and the overnight rate charged by the Federal Reserve Bank of New York plus 0.5%. Headwaters can select new LIBOR rates for the first lien term loan for one, two, three or six month periods; however, pursuant to the terms of the credit agreement, LIBOR has a minimum floor of 3.0% and the Base Rate has a minimum floor of 4.0%. As of June 30, 2009, the interest rate was LIBOR plus 6.75%, or 9.75%. Interest on the first lien term loan is generally payable on a quarterly or more frequent basis.

The first lien term loan is repayable $73.5 million in February 2011 and $124.0 million in April 2011, the maturity date of the credit facility. There are mandatory prepayments of the first lien term loan in the event of certain asset sales and debt and equity issuances and from “excess cash flow,” as defined in the agreement. A mandatory prepayment of $2.5 million was made during the quarter ended March 31, 2009 as a result of an asset sale. Optional prepayments of the first lien term loan are permitted without penalty or premium. Once repaid in full or in part, no reborrowings can be made.

Borrowings under the revolving credit arrangement are generally subject to the terms of the first lien term loan agreement. Borrowings and reborrowings of any available portion of the $60.0 million revolver can be made at any time through September 2009, when all revolver loans must be repaid and the revolving credit arrangement terminates. The fees for the

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

unused portion of the revolving credit arrangement range from 0.5% to 0.75% (depending on Headwaters’ “total leverage ratio,” as defined). As of June 30, 2009, there was $30.0 million outstanding under the revolving credit arrangement, which amount was reduced to $25.0 million subsequent to June 30, 2009. The credit agreement also allows for the issuance of letters of credit, provided there is capacity under the $60.0 million revolver. As of June 30, 2009, stand-by letters of credit totaling approximately $9.4 million were outstanding, with expiration dates ranging from July 2009 to September 2009.

The credit facility contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset sales and liens, capital expenditures in excess of $67.5 million in fiscal 2009, $60.0 million in fiscal 2010 and $55.0 million in fiscal 2011 (plus, in certain circumstances, the unused amount from the prior fiscal year), and the payment of dividends, among others. In addition, Headwaters must maintain certain leverage and fixed charge coverage ratios, as those terms are defined in the agreements, as follows: i) a total leverage ratio of 3.75:1 as of September 30, 2009, then 3.5:1 from December 31, 2009 through the maturity date; ii) a maximum ratio of consolidated funded indebtedness minus subordinated indebtedness to EBITDA of 2.5:1; and iii) a minimum ratio of EBITDA plus rent payments (EBITDAR), less certain capital expenditures and taxes for the four preceding fiscal quarters, to scheduled rent payments and payments of principal and interest on all indebtedness for the next four fiscal quarters of 1:1 as of June 30, 2009, 1.25:1 for September 30, 2009 and December 31, 2009, then 1:1 for periods ending through September 30, 2010, and 1.25:1 for periods ending after September 30, 2010.

In connection with the most recent amendment to the credit facility in June 2009, the lenders agreed to waive the total leverage ratio requirement as of June 30, 2009. They also agreed to allow Headwaters to establish a new ABL facility to replace the revolving credit facility that matures in September 2009. Headwaters currently expects to finalize an ABL facility during August 2009. If an ABL facility is finalized, it will have a first lien security interest in certain receivables and inventory, and any outstanding balances under the current revolving credit facility will be repaid. At the time an ABL facility is finalized, Headwaters is required to pay a fee to the senior lenders of approximately $0.5 million, the interest rate on the term loan will increase by 1.0%, and Headwaters will be required to repay $25.0 million of the term loan prior to December 31, 2009. Beginning January 1, 2010, the term loan interest rate will increase by 0.25% each quarter until Headwaters repays at least $50.0 million of the term loan. Finally, the total leverage ratio requirements noted above will change to 5.25:1 as of September 30, 2009, 5.50:1 as of December 31, 2009, 5.75:1 as of March 31, 2010 and June 30, 2010, 5.25:1 as of September 30, 2010, 5:1 as of December 31, 2010, and 4.75:1 as of March 31, 2011. There can be no assurance that Headwaters will be able to secure an ABL facility.

2.875% Convertible Senior Subordinated Notes Due 2016 – In 2004, Headwaters issued $172.5 million of 2.875% convertible senior subordinated notes due June 2016, with interest payable semi-annually. In December 2008, Headwaters entered into separate, privately-negotiated agreements with certain holders of the notes to exchange approximately $80.9 million in aggregate principal amount of the notes for approximately $63.3 million in aggregate principal amount of new 16% convertible senior subordinated notes due 2016, described below.

Following the extinguishment of $80.9 million principal amount of the 2.875% notes, approximately $91.6 million principal amount of the notes remain outstanding as of June 30, 2009. These notes are subordinate to the senior secured debt described above and rank equally with the 16% convertible senior subordinated notes due 2016 and the 2.50% and 14.75% convertible senior subordinated notes due 2014 described below, as well as any future issuances of senior subordinated debt. Holders of the 2.875% notes may convert the notes into shares of Headwaters’ common stock at a conversion rate of 33.3333 shares per $1,000 principal amount ($30 conversion price), or approximately 3.1 million aggregate shares of common stock, contingent upon certain events. The conversion rate adjusts for events related to Headwaters’ common stock, including common stock issued as a dividend, rights or warrants to purchase common stock issued to all holders of Headwaters’ common stock, and other similar rights or events that apply to all holders of common stock.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

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

Headwaters may call the 2.875% notes for redemption at any time prior to June 4, 2011 if the closing common stock price exceeds 130% of the conversion price for 20 trading days in any consecutive 30-day trading period (in which case Headwaters must provide a “make whole” payment of the present value of all remaining interest payments on the redeemed notes through June 1, 2011). Headwaters may redeem any portion of the notes at any time on or after June 4, 2011. In addition, the holders of the notes have the right to require Headwaters to repurchase all or a portion of the notes on June 1, 2011 or if a fundamental change in common stock has occurred, including termination of trading. Subsequent to June 1, 2011, the notes require an additional interest payment equal to 0.40% of the average trading price of the notes if the trading price equals 120% or more of the principal amount of the notes. When dilutive, Headwaters includes the additional shares of common stock contingently issuable under the convertible notes in its diluted EPS calculations on an if-converted basis (see Note 9).

Subsequent to June 30, 2009, Headwaters exchanged approximately $19.8 million of the 2.875% convertible senior subordinated notes plus related accrued interest for approximately 4.8 million shares of common stock. In accordance with the provisions of SFAS No. 84, “Induced Conversions of Convertible Debt,” Headwaters will record a non-cash expense of approximately $13.6 million in connection with this transaction, which amount represents the fair value of the shares issued in excess of the shares required to be issued pursuant to the original terms of conversion described above.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

Headwaters may redeem any portion of the notes at any time on or after June 4, 2012. In addition, the holders of the notes have the right to require Headwaters to repurchase all or a portion of the notes on June 1, 2012 or if a fundamental change in common stock has occurred, including termination of trading.

Subsequent to June 30, 2009, Headwaters exchanged approximately $15.0 million of the 16% convertible senior subordinated notes plus related accrued interest for approximately 3.5 million shares of common stock. In accordance with the provisions of SFAS No. 84, Headwaters will record a non-cash expense of approximately $8.9 million in connection with this transaction, which amount represents the fair value of the shares issued in excess of the shares required to be issued pursuant to the original terms of conversion described above.

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

Following the March and April 2009 extinguishment of $39.1 million principal amount of the 2.50% notes, approximately $120.9 million principal amount of the notes remained outstanding as of June 30, 2009. These notes are subordinate to the senior secured debt and rank equally with the 2.875% and 16% convertible senior subordinated notes due 2016 described above, the 14.75% convertible senior subordinated notes due 2014 described below, and any future issuances of senior subordinated debt. The conversion rate for the notes is 33.9236 shares per $1,000 principal amount ($29.48 conversion price), subject to adjustment. Upon conversion, Headwaters will pay cash up to the principal amount of the notes, and shares of common stock to the extent the price of Headwaters’ common stock exceeds the conversion price during a 20-trading-day observation period. The conversion rate is adjusted for certain corporate transactions referred to as “fundamental changes.” As described in more detail in Note 1, the accounting for these notes will change upon adoption of FSP APB 14-1 in October 2009.

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

14.75% Convertible Senior Subordinated Notes Due 2014 – As noted above, in March and April 2009, Headwaters exchanged approximately $39.1 million of its 2.50% convertible senior subordinated notes due 2014 for approximately $27.4 million of new 14.75% convertible senior subordinated notes due 2014. In accordance with the provisions of EITF 96-19, Headwaters accounted for the exchange of convertible debt securities as an extinguishment of the original debt and an issuance of new debt. A gain, recorded in other income (expense) in the accompanying consolidated statements of operations of approximately $11.7 million was recognized on the extinguishment of debt, and approximately $0.9 million of unamortized debt issue costs related to the extinguished $39.1 million of debt was charged to interest expense.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

The conversion rate for the 14.75% notes is 48.4623 shares per $1,000 principal amount ($20.63 conversion price), subject to adjustment. The conversion rate and the interest rate are the primary differences in terms between the 2.50% notes and the 14.75% notes. As described in more detail in Note 1, the accounting for these notes will also change upon adoption of FSP APB 14-1 in October 2009.

Interest and Debt Maturities – During the three months ended June 30, 2008 and 2009, Headwaters incurred total interest costs of approximately $5.8 million and $10.4 million, respectively, including approximately $0.7 million and $1.5 million, respectively, of non-cash interest expense and approximately $0.2 million and $0.3 million, respectively, of interest costs that were capitalized. During the nine months ended June 30, 2008 and 2009, Headwaters incurred total interest costs of approximately $19.2 million and $28.5 million, respectively, including approximately $2.0 million and $4.4 million, respectively, of non-cash interest expense and approximately $0.5 million and $0.9 million, respectively, of interest costs that were capitalized.

Interest income was approximately $0.1 million during each of the three-month periods ended June 30, 2008 and 2009, and approximately $1.0 million and $0.4 million during the nine months ended June 30, 2008 and 2009, respectively. The weighted-average interest rate on the face amount of outstanding long-term debt, disregarding amortization of debt issue costs, was approximately 4.8% at September 30, 2008 and 7.9% at June 30, 2009.

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

Headwaters’ outstanding debt as of September 30, 2008 and June 30, 2009 consisted of both fixed-rate debt and variable-rate debt. The fixed-rate debt consisted of all issues of convertible senior subordinated notes. Using fair values for this debt, the fair value of all outstanding long-term debt as of September 30, 2008 and June 30, 2009 would have been approximately $465.0 million and $390.0 million, respectively, compared to carrying values of $532.5 million and $530.7 million, respectively.

Fair value estimates for the convertible senior subordinated notes were based on several factors including market prices and discounted future cash flows using estimated current risk-adjusted borrowing rates for similar instruments. The fair values for the convertible senior subordinated notes differ substantially from the carrying values primarily due to below-market coupon interest rates and the significant differences between Headwaters’ common stock price at the balance sheet measurement dates and the convertible note conversion prices.

8.	Income Taxes

Headwaters’ estimated effective income tax rate for the fiscal year ending September 30, 2009, exclusive of discrete items, is currently estimated to be less than 20.0%. During the nine months ended June 30, 2009, Headwaters also recognized $0.3 million of income tax expense for discrete items that did not affect the calculation of the estimated effective income tax rate for the 2009 fiscal year. For the nine months ended June 30, 2008, Headwaters used an estimated effective income tax rate of 29.0%, exclusive of discrete items, and recognized $0.1 million of additional income tax expense for discrete items.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

The estimated effective tax rate for fiscal 2009, exclusive of discrete items, is lower than the statutory rate because a significant portion of the goodwill impairment recorded in 2009 is not tax deductible. Accordingly, the tax benefit expected to be recorded for fiscal 2009 will be significantly less than the statutory rate. The fiscal 2009 estimated effective tax rate was also affected by estimated Section 45 refined coal tax credits (which are different from the Section 45K tax credits discussed elsewhere) related to the coal cleaning facilities that Headwaters owns and operates, but to a far lesser extent than by the portion of the goodwill impairment representing a permanent difference. The estimated effective tax rate for fiscal 2008, exclusive of discrete items, was lower than the statutory rate primarily due to estimated Section 45 refined coal tax credits. Headwaters believes it is more likely than not that the refined coal produced at its coal cleaning facilities qualifies for tax credits pursuant to Section 45 of the Internal Revenue Code, notwithstanding the uncertainties and risks associated with the tax credits, as more fully described in Note 10. Excluding the effect of Section 45 tax credits and goodwill impairment, Headwaters’ estimated effective tax rate for fiscal 2009 would also be less than 20%, due primarily to the effect of valuation allowances and permanent differences unrelated to goodwill impairment, combined with an expected pre-tax loss for the year.

As of June 30, 2009, Headwaters had approximately $10.0 million of unrecognized tax benefits, net of an $11.1 million refund claim related to an uncertain tax position. Headwaters has recorded approximately $22.7 million of gross unrecognized income tax benefits which would affect the fiscal 2009 effective tax rate if released into income. Headwaters recognizes accrued interest and potential penalties related to all income tax liabilities, including unrecognized income tax benefits, in income tax expense. During the nine months ended June 30, 2009, Headwaters released approximately $2.8 million of interest and penalties and as of June 30, 2009, approximately $4.2 million was accrued for the payment of interest and penalties. Changes to the estimated liability for unrecognized income tax benefits during 2009 were primarily the result of settlement of the IRS audit for the years 2003 and 2004.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

9.	Earnings per Share

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per-share data)	2008	2009	2008	2009
Numerator:
Numerator for basic earnings per share – net income (loss)	$13,697	$11,292	$14,406	$(395,856)
Interest expense related to convertible senior subordinated notes, net of taxes	1,044	645	—	—

Numerator for diluted earnings per share – net income (loss) plus interest expense related to convertible notes, net of taxes	$14,741	$11,937	$14,406	$(395,856)

Denominator:
Denominator for basic earnings per share – weighted-average shares outstanding	41,156	41,704	41,387	41,540
Effect of dilutive securities:
Shares issuable upon exercise of options and SARs and vesting of restricted stock	121	24	129	—
Shares issuable upon conversion of convertible notes	5,750	3,054	—	—

Total potential dilutive shares	5,871	3,078	129	—

Denominator for diluted earnings per share – weighted-average shares outstanding after assumed exercises, vesting and conversions	47,027	44,782	41,516	41,540

Basic earnings (loss) per share	$0.33	$0.27	$0.35	$(9.53)

Diluted earnings (loss) per share	$0.31	$0.27	$0.35	$(9.53)

Anti-dilutive securities not considered in diluted EPS calculation:
Stock options	1,988	1,917	2,095	1,968
SARs	1,312	1,967	1,210	2,070
Restricted stock	—	327	—	348
Weighted-average shares issuable upon conversion of convertible notes	—	—	5,750	2,808

10.	Commitments and Contingencies

Significant new commitments and ongoing contingencies as of June 30, 2009 not disclosed elsewhere, are as follows.

Acquisitions – In fiscal 2008, Headwaters acquired certain assets and assumed certain liabilities of a privately-held company in the building products industry. Total consideration for this acquisition was approximately $16.1 million, of which approximately $5.0 million was paid at the date of acquisition and approximately $10.8 million was paid in 2009, with approximately $0.3 million of assumed liabilities. Pursuant to contractual terms for some small 2006 acquisitions in the building products segment, additional amounts may be payable in the future, based on the achievement of stipulated revenue or earnings targets for periods ending no later than March 2010. At the current time, Headwaters does not believe that any such payments will be material. If any future earn-out consideration is paid for any acquisition, the amounts will be charged to income because all goodwill in the building products reporting unit has been written off.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

Performance Unit Awards – In October 2008, Headwaters’ Compensation Committee approved grants of performance unit awards to certain officers and employees, to be settled in cash, based on the achievement of goals tied to cumulative divisional free cash flow generated subsequent to September 30, 2008 and prior to September 30, 2028, at which time the awards expire, if not forfeited earlier. These awards replaced all existing long-term cash-based awards, except for certain awards already earned at the date of grant. For purposes of these awards, free cash flow is generally defined as operating income plus depreciation, amortization and goodwill impairment, reduced by capital expenditures. Payments will vest according to a predetermined schedule as free cash flow accumulates over time. The maximum payout under the performance unit awards if all performance criteria were to be achieved by all of Headwaters’ operating divisions would be approximately $78.3 million. Approximately $0.4 million has been expensed for these awards through June 30, 2009.

Property, Plant and Equipment – As of June 30, 2009, Headwaters was committed to spend approximately $7.6 million on capital projects that were in various stages of completion.

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

Historically, costs paid to outside legal counsel for litigation have comprised a majority of Headwaters’ litigation-related costs. During the nine months ended June 30, 2009, Headwaters incurred approximately $3.3 million of expense for legal matters, which consisted primarily of costs for outside legal counsel. Headwaters currently believes the range of potential loss for all unresolved matters, excluding costs for outside counsel, is from $1.0 million up to the amounts sought by claimants and has recorded a total liability as of June 30, 2009 of $1.0 million. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Headwaters and its outside counsel currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability to Headwaters. It is not possible to estimate what litigation-related costs will be in future periods.

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

Boynton. In October 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. In June 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee filed by former stockholders of Adtech alleging, among other things, fraud, conspiracy, constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. All claims against Headwaters were dismissed in pretrial proceedings except claims of conspiracy and constructive trust. The District Court certified a class comprised of substantially all purported stockholders of Adtech, Inc. At trial, the plaintiffs sought compensatory damages from Headwaters in the approximate amount of $43.0 million plus prejudgment interest and punitive damages. On June 22, 2009, a jury reached a verdict in a trial in the amount of $8.7 million for eight named plaintiffs representing a portion of the class members. The jury also reached a verdict on certain legal liability issues and an advisory verdict on damages of up to $12.7 million on behalf of the balance of the class members. Headwaters expects that there will be further trial court proceedings to resolve the constructive trust claim as to all members of the class and the remaining legal issues as to the unnamed class members. It is not expected that a final judgment will be entered by the trial court until all issues are concluded. Once entered, the parties may seek

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

relief from judgment by motion to the trial court and by appeal from the final judgment. Because the resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability.

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

Mainland Laboratory. HRI entered into a license agreement for the use of a fly ash carbon treatment technology with Mainland Laboratory, LTD (Mainland) in April 2000. The agreement grants exclusive rights to the patented carbon treatment technology owned by Mainland. In 2006, HRI became aware of prior art relating to the Mainland patented technology which Headwaters believes invalidates the Mainland patent and HRI stopped paying royalties under the agreement. In September 2007, Mainland filed suit against HRI in the United States District Court for the Southern District of Texas with a demand for arbitration under the terms of the license agreement, for breach of contract and patent infringement. Mainland is seeking approximately $23.0 million in damages, enhancement of any damages award based on alleged willful infringement of its patent, and recovery of its costs associated with the litigation, including its attorneys’ fees. Additionally, Mainland is seeking an injunction to stop HRI from practicing the technology covered by the patent. The District Court recently granted HRI’s motion for summary judgment that the patent is invalid. Because the resolution of remaining claims in arbitration is uncertain, legal counsel cannot express an opinion concerning the likely outcome of this matter or the liability of HRI, if any.

Coalco Corporation. Beginning in 1996, Headwaters entered into a series of agreements with Coalco Corporation by which Coalco would assist Headwaters in identifying financing sources for synthetic fuel manufacturing projects. Under these agreements, Headwaters agreed to pay certain fees to Coalco. Beginning in 1997, Pelletco Company, an affiliate of Coalco, entered into license agreements for the use of Headwaters’ synthetic fuel technology for which Pelletco agreed to pay certain license fees to Headwaters. As of December 31, 2008, trade receivables include $3.8 million which is due from Pelletco to Headwaters. The synthetic fuel businesses underlying all of these agreements ended during fiscal 2008. In January 2009, Coalco filed a complaint in the Commonwealth of Massachusetts Suffolk County Superior Court, which has been removed to the United States District Court for the District of Massachusetts, alleging that Headwaters has breached its agreements to pay certain fees to Coalco. Coalco seeks damages in the principal amount of approximately $20.8 million, plus approximately $2.7 million in interest, plus attorneys’ fees, and other costs. Pelletco joined the complaint with Coalco, both seeking declaratory judgment as to their rights and obligations under the various agreements. Headwaters filed an answer denying the allegations of the complaint. Headwaters also filed a counterclaim against the plaintiffs and their principals claiming breach of contract and related claims for failure to pay the $3.8 million due from Pelletco to Headwaters. Because the resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability. Although the merits of Coalco and Pelletco’s claims against Headwaters will be determined in due legal course, management currently believes that the $3.8 million owed to Headwaters from Pelletco is due and collectible.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

J. Hall Inc. In June 2009, J. Hall, Inc. (Hall) and RC Trucking, Inc. (RC) filed a complaint against Covol Fuels No. 3, LLC (Covol) (a subsidiary of Headwaters), Yukon Coal Company, LLC, Suburban Coal Sales, LLC, and Century Coal, LLC (collectively, Yukon) in Bell County Circuit Court in the Commonwealth of Kentucky. The complaint alleges that Hall and RC obtained or brokered coal on behalf of Yukon which was then sold by Yukon to Covol. Allegedly, Yukon never paid Hall and RC for the coal. Hall and RC named Covol as a party to the suit claiming that Covol is an alter ego of Yukon and that Covol and Yukon are engaged in a joint venture or partnership in the operation of Covol’s coal cleaning facility located near Beverly, Kentucky. Hall and RC have asserted claims against Covol for breach of contract, unjust enrichment, and right of offset against Covol for monies owed by Hall and RC to Covol. Hall and RC are seeking damages of $0.7 million. In July 2009, Covol filed a motion to remove the case to the United States District Court for the Eastern District of Kentucky and also filed counterclaims against Hall and RC for breach of contract, or in the alternative, unjust enrichment for plaintiffs’ failure to pay for cleaned coal sold by Covol to Hall and RC in separate transactions. Covol seeks damages against Hall in the amount of $0.6 million. Covol also seeks monetary damages against RC for amounts less than $0.1 million. Although the merits of Hall’s and RC’s claims against Covol will be determined in due legal course, management currently believes that the $0.6 million owed to Covol from Hall and RC is due and collectible.

Fentress Families Trust. VFL Technology Corporation (VFL), a subsidiary acquired by HRI in 2004, provided fly ash management and disposal services to Virginia Electric and Power Company. A large group of homeowners living in the City of Chesapeake, Virginia, have prepared a complaint filed in the State of Virginia Circuit Court naming as defendants Dominion Energy and certain of its affiliates, including Virginia Electric and Power Company, certain persons associated with the Battlefield Golf Course, including the owner, developer, and contractors, and others, including VFL and Headwaters. The complaint alleges that fly ash used to construct the golf course has contaminated area ground water. The complaint alleges multiple causes of action and seeks unspecified damages and injunctive relief. Neither VFL nor Headwaters has been served with the complaint and the matter is still at an early stage of assessment. Because resolution of the anticipated litigation is uncertain, legal counsel cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

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

Section 45K Matters – A material amount of Headwaters’ consolidated revenue and net income through December 31, 2007 was derived from license fees and sales of chemical reagents, both of which were dependent on the ability of licensees and other customers to manufacture and sell qualified synthetic fuel that generated tax credits under Section 45K (formerly Section 29) of the Internal Revenue Code. Headwaters has also claimed Section 45K tax credits for synthetic fuel sales from facilities in which it owned an interest (see Note 8). The following issues exist related to Section 45K tax credits.

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

Section 45 Matters – As explained in Note 8, Headwaters’ effective tax rates for fiscal 2008 and 2009 are lower than the statutory rate in part due to refined coal tax credits related to facilities that Headwaters owns and operates. Headwaters believes the refined coal produced at these facilities and sold to qualified buyers qualifies for tax credits under Section 45 (which is different from the Section 45K tax credits discussed in preceding paragraphs) of the Internal Revenue Code. To date, the IRS has issued limited guidance about how this tax credit program will be administered and the restrictions on the availability of such credits. Based on the language of Section 45, Headwaters believes that its coal cleaning facilities are eligible for Section 45 refined coal tax credits, and as a result, has recognized a benefit for such credits in its fiscal 2008 and 2009 tax provisions. The ability to claim tax credits is dependent upon a number of conditions, including, but not limited to:

•	Placing facilities in service on or before December 31, 2008;

•	Producing a fuel from coal that is lower in NOx and either SOx or mercury emissions by the specified amount as compared to the emissions of the feedstock;

•	Producing a fuel at least 50% more valuable than the feedstock; and

•	Sale of the fuel to a third party for the purpose of producing steam.

The IRS may challenge Section 45 tax credits claimed by Headwaters on any one of these or other conditions. In addition, Congress may modify or repeal Section 45 so that these tax credits may not be available in the future. From fiscal 2007 through June 30, 2009, Headwaters has recognized a total benefit of approximately $8.2 million related to Section 45 tax credits.

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-Q. Our fiscal year ends on September 30 and unless otherwise noted, references to 2008 refer to our fiscal quarter and/or nine-month period ended June 30, 2008 and references to 2009 refer to our fiscal quarter and/or nine-month period ended June 30, 2009. Other references to years refer to our fiscal year rather than a calendar year.

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

Operations and Strategy. During the past several years, we have executed our two-fold plan of maximizing cash flow from our existing operating business units and diversifying from significant reliance on the legacy energy segment Section 45K (formerly Section 29) business. With the addition and expansion of our CCP management and marketing business through acquisitions beginning in 2002, and the growth of our building products business through several acquisitions beginning in 2004, we have achieved revenue growth and diversification in three business segments. Because we also incurred increased indebtedness to make strategic acquisitions, one of our historical financial objectives has been to focus on increasing cash flows to reduce debt levels. During fiscal 2008 and 2009, our primary focus has been on the development of our coal cleaning business and our primary use of cash consisted of maintenance and growth capital expenditures, a major portion of which related to our coal cleaning facilities in the energy segment.

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

We own and operate several newly-constructed and recently-renovated coal cleaning facilities that remove rock, dirt, and other impurities from waste coal, resulting in higher-value, marketable coal. Construction of these facilities was our largest single investment of cash during fiscal 2008 and through June 30, 2009 and currently we expect construction activities in the energy segment and other business segments will be our most significant investment of cash in fiscal 2009. Capital expenditures in fiscal 2008 and through June 30, 2009 were financed primarily with available cash and with lease financing.

For the nine months ended June 30, 2009, coal sales were $46.6 million, compared to $20.8 million for the nine months ended June 30, 2008. Despite this growth in coal sales from 2008 to 2009, there has been a rapid decline in demand and pricing for coal from 2008 to 2009, especially metallurgical grade coal. In addition, we have experienced high start-up costs and operational challenges as we have finished construction and renovation activities and commenced operations at many facilities in a short period of time. Finally, as of June 30, 2009, we have temporarily shut down four of our coal cleaning facilities, due primarily to industry market conditions, and reduced staffing at other facilities to better match coal production with current demand. The site lessor and feedstock coal supplier for one of these facilities located in Kentucky has filed for bankruptcy. The disruption caused by this bankruptcy and lack of primary coal supply may cause reduced or curtailed production at this facility for an extended period of time. These circumstances have had a negative effect on our 2009 revenue and are currently expected to have a negative effect on the fiscal 2009 year’s revenue and operating income.

Our CCP segment business strategy is to continue to negotiate long-term contracts with suppliers, supported by investment in transportation and storage infrastructure for the marketing and sale of CCPs. We are also continuing our efforts to expand the use of high-value CCPs, develop more uses for lower-value CCPs such as in blending, and expand our CCP disposal services. While all of our businesses have been affected by the current recession, the impact on our CCP segment has been less severe than on our other segments.

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

There has been a severe slowing in fiscal 2007 through 2009 of new housing starts and in home sales generally. Bank foreclosures have put a large number of homes into the market for sale, effectively limiting some of the incentives to build new homes. The homebuilding industry continues to experience a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available for sale. While our residential building products business relies upon the home improvement and remodeling markets as well as new construction, we have experienced a further slowdown in sales activity in fiscal 2009. Interest rate increases, limits on credit availability, further foreclosures, home price depreciation, and an oversupply of homes for sale in the market may adversely affect homeowners’ ability or desire to engage in construction or remodeling, resulting in a continued or further slowdown in new construction or remodeling and repair activities.

We, like many others in the building products industry, experienced a large drop in orders and a reduction in our margins in fiscal 2008 and continuing into 2009 relative to prior years. For the past two years and in fiscal 2009, we have recorded significant goodwill impairments associated with our building products business. We can provide no assurances that the building products market will improve in the near future. We expect weakness to continue through fiscal 2009 and into 2010 and to have an adverse effect on our business and our results of operations.

In addition, the ongoing financial crisis could negatively affect our business, results of operations, and financial condition. Market conditions in the mortgage lending and mortgage finance industries deteriorated significantly in fiscal 2008 and remain poor in fiscal 2009, which adversely affects the availability of credit for home purchasers and remodelers.

The financial crisis affecting the banking system and financial markets and the going concern threats to banks and other financial institutions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, including mortgages and home equity loans, and extreme volatility in credit and equity markets. Continued tightness of mortgage lending or mortgage financing requirements could adversely affect the availability of credit for purchasers of our products and thereby reduce our sales. There could be a number of follow-on effects from the credit crisis on our business, including the inability of prospective homebuyers or remodelers to obtain credit for financing the purchase of our building products. These and other similar factors could cause decisions to delay or forego new home construction or improvement projects, cause our customers to delay or decide not to purchase our building products, or lead to a decline in customer transactions and our financial performance.

As a result of the above circumstances, we determined that the building products reporting unit’s goodwill was impaired in both fiscal 2007 and 2008, and non-cash impairment charges of $98.0 million and $205.0 million were recorded in fiscal 2007 and 2008, respectively. Due to the continuing decline in the new housing and residential remodeling markets, the ongoing downward revisions by market analysts of near-term projections in these markets, and the significant decline in our stock price during the six months ended March 31, 2009, management determined that indicators of further goodwill impairment in the building products reporting unit existed. In addition, the significant declines in coal and oil prices and in our stock price indicated potential goodwill impairment in the energy reporting unit. Accordingly, we performed goodwill impairment tests for both the building products and energy reporting units, and upon completion of the impairment tests, we wrote off all remaining goodwill in the building products and energy reporting units in the quarter ended March 31, 2009, totaling approximately $465.7 million. None of the impairment charges in fiscal 2007, 2008 or 2009 affected our cash position, cash flow from operating activities or debt covenant compliance. Changes in the credit markets have increased our borrowing rate, which borrowing rate directly affects the discount rate used in the goodwill impairment calculations. The increase in the discount rate led to the majority of the goodwill impairment in fiscal 2009.

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

In 2005 and subsequent years, we focused on the integration of our large 2004 acquisitions, including the marketing of diverse kinds of building products through our national distribution network. We became highly leveraged as a result of those acquisitions, but reduced our outstanding debt significantly since that time through cash generated from operations, from an underwritten public offering of common stock and from proceeds from settlement of litigation. During fiscal years 2005 through 2008, we made several early repayments of our long-term debt. In fiscal 2008 and through June 30, 2009, early repayments of long-term debt decreased as compared to earlier periods primarily due to our investments of available cash in the development of our coal cleaning business in the energy segment. Cash needs for capital expenditures have continued in fiscal 2009, so we are highly focused on liquidity to enable us to continue implementing our overall operational strategy. In addition, outstanding borrowings under the $60.0 million revolver must be repaid in September 2009. We currently expect to finalize a new replacement asset based revolver (ABL facility) during August 2009; however, an agreement has not yet been consummated.

Although our historical emphasis on the early repayment of long-term debt has diminished temporarily, a significant amount of our long-term debt is repayable beginning in 2011. Current and planned operational improvements are currently expected to partially offset the impact of reduced revenues on our cash flow from operations. However, the anticipated increase in cash flow from these actions, along with the cash flow currently being generated, may not provide sufficient funds for operations and for the retirement of all of our maturing debt, including the outstanding September 2009 revolving credit obligations. Accordingly, management’s plans to increase liquidity and minimize the risk of noncompliance with debt covenants also include additional actions, all as described in the section “Potential Liquidity Risks and Management’s Plans” near the end of this Management’s Discussion.

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

Due to the continuing decline in the new housing and residential remodeling markets, the ongoing downward revisions by market analysts of near-term projections in these markets, and the significant decline in our stock price during 2009, management determined that indicators of further goodwill impairment in the building products reporting unit existed. In addition, the significant declines in coal and oil prices and in our stock price indicated potential goodwill impairment in the energy reporting unit. Accordingly, we performed goodwill impairment tests for both the building products and energy reporting units during the quarter ended March 31, 2009. Upon completion of the impairment tests in 2009, we wrote off all remaining goodwill in the building products and energy reporting units, totaling approximately $465.7 million. None of the impairment charges in fiscal 2007, 2008 or 2009 affected our cash position, cash flow from operating activities or debt covenant compliance and will not have any impact on future operations. Changes in the credit markets have increased our borrowing rate, which borrowing rate directly affects the discount rate used in the goodwill impairment calculations. The increase in the discount rate led to the majority of the goodwill impairment in fiscal 2009.

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

The CCP reporting unit had recorded goodwill of approximately $116.0 million as of September 30, 2008 and June 30, 2009. The estimated fair value of the CCP reporting unit exceeded its carrying value as of the June 30, 2008 test date by approximately $194.0 million. Despite the current economic downturn, the demand for CCPs has declined significantly less than many other types of construction materials and thus continues to generate strong operating results. Revenue for this reporting unit increased by approximately $7.0 million in fiscal 2008 compared to fiscal 2007; meanwhile, the gross margin decreased by only approximately 1% during the same time period. The anticipated future cash flows for this reporting unit are not currently expected to change significantly from 2008 levels. The energy segment reporting unit had recorded goodwill of approximately $4.3 million as of September 30, 2008 and there was a difference of approximately $8.0 million between the estimated fair value of the reporting unit and its carrying value as of the June 30, 2008 test date.

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

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The information set forth below compares our operating results for the quarter ended June 30, 2009 (2009) with operating results for the quarter ended June 30, 2008 (2008).

Summary. Our total revenue for 2009 was $175.2 million, down 24% from $230.5 million for 2008. Gross profit decreased 35%, from $64.3 million in 2008 to $42.1 million in 2009. Operating income decreased from $21.1 million in 2008 to $5.4 million in 2009. Net income decreased from $13.7 million, with diluted earnings per share of $0.31, in 2008, to $11.3 million, or $0.27 per diluted share, in 2009.

Revenue and Gross Margins. The major components of revenue, along with gross margins, are discussed in the sections below.

Building Products Segment. Sales of building products during 2009 were $92.6 million with a corresponding gross profit of $25.6 million. Sales of building products during 2008 were $129.3 million with a corresponding gross profit of $35.3 million. The decrease in our sales of building products in 2009 was due primarily to the continuing effects of the depressed new housing and residential remodeling markets which impacted sales across most of our product lines. The gross margin percentage did not change significantly from 2008 to 2009 despite the decrease in revenues. We believe our niche strategy and our focus in 2009 on productivity improvements and cost reductions tempered somewhat the impact of the severe slowdown in new residential construction; however, the recession has resulted in higher unemployment, adding to the high level of home foreclosures, putting additional homes on the market and further reducing the demand for new construction.

New housing starts according to the National Association of Home Builders were 1.3 million and 0.9 million units in calendar 2007 and 2008, respectively, compared to a 10-year average of 1.6 million units. Our building products business relies on the home improvement and remodeling markets as well as new construction. The U.S. Census Bureau’s Value of Private Residential Construction Spending Put in Place data (as revised) on homeowner improvement activity shows that the four quarter moving average peaked at $146.2 billion in the second quarter of calendar 2007 and fell to approximately $118.2 billion by the first quarter of calendar 2009. The Leading Indicator of Remodeling Activity estimate issued by the Joint Center for Housing Studies at Harvard University has estimated that the four-quarter moving average will be only $105.2 billion in the first quarter of calendar 2010, which would be the lowest level since the first quarter of calendar 2004. Based on the forecasted declines in new housing starts and remodeling activity for calendar 2009, we expect that our revenues and operating results will continue to decline for the remainder of fiscal 2009 and into fiscal 2010, when compared to fiscal 2008 levels.

CCP Segment. CCP revenues for 2009 were $64.4 million with a corresponding gross profit of $18.0 million. CCP revenues for 2008 were $82.6 million with a corresponding gross profit of $24.5 million. The decrease in CCP revenues in 2009 compared to 2008 was due primarily to significant reductions in concrete consumption, partially offset by increased revenue from service contracts. The gross margin percentage decreased from 2008 to 2009 primarily due to the change in sales mix and lower fixed cost coverage resulting from decreased sales.

Energy Segment. In both 2009 and 2008, our energy segment revenue consisted primarily of coal sales. Cost of revenue exceeded revenue for this segment in 2009 due primarily to low coal prices and ongoing start-up and ramp-up costs for newly-constructed and renovated coal cleaning facilities that were placed into service in late fiscal 2008 and in the quarter ended December 31, 2008. As of June 30, 2009, we have temporarily shut down four of our coal cleaning facilities, due primarily to industry market conditions, and reduced staffing at other facilities to better match coal production with current demand. The site lessor and feedstock coal supplier for one of these facilities located in Kentucky has filed for bankruptcy. The disruption caused by this bankruptcy and lack of primary coal supply may cause reduced or curtailed production at this facility for an extended period of time.

Operating Expenses. The increase in amortization expense of $0.3 million from 2008 to 2009 was due primarily to amortization of intangible assets that were acquired in a late fiscal year 2008 acquisition. Research and development expense decreased by $1.3 million from 2008 to 2009, primarily because of decreased spending on our coal-to-liquids and hydrogen peroxide technologies. Selling, general and administrative expenses decreased $5.4 million, or 16%, to $28.9 million in 2009 from $34.3 million in 2008. The decrease in 2009 was due to cost reductions in most categories of expense, with the largest contributor being reduced personnel-related costs totaling $4.8 million. Personnel-related costs decreased primarily due to headcount reductions. Because of ongoing cost-cutting activities, we expect selling, general and administrative expenses for the remainder of fiscal 2009 to be below comparable fiscal 2008 levels.

Other Income and Expense. During 2009, we reported net other expense of $0.8 million, compared to net other expense of $5.8 million during 2008. The decrease in net other expense of $5.0 million was comprised of an increase in net interest expense of approximately $4.5 million and an increase in net other income of approximately $9.5 million.

Net interest expense increased from $5.6 million in 2008 to $10.1 million in 2009 due to several factors, most notably increased interest expense attributed to our convertible debt exchanges that occurred in December 2008 and March and April 2009 that resulted in the extinguishment of $80.9 million of 2.875% convertible notes and the issuance of $63.3 million of 16% convertible notes, and the extinguishment of $39.1 million of 2.50% convertible notes and the issuance of $27.4 million of 14.75% convertible notes (see Note 6 to the consolidated financial statements). In connection with the April 2009 convertible debt exchange, approximately $0.8 million of accelerated debt issue costs were amortized related to the extinguished 2.50% convertible notes. In addition, we experienced higher interest rates on our senior debt as a result of the August 2008 amendment to our senior secured credit agreement. Due to the increased interest rates on our convertible debt and senior debt, we expect interest expense for the remainder of fiscal 2009 and for fiscal 2010 to significantly exceed the respective fiscal 2008 levels.

The increase in net other income of approximately $9.5 million consisted primarily of the gain related to the April 2009 extinguishment of debt of $10.1 million, partially offset by an increase of $0.6 million in loss on sale of assets in 2009 as compared to 2008.

Income Tax Provision. The recorded income tax rates for 2008 and 2009 were 10% and (149)%, respectively, including discrete items. Our estimated effective income tax rate for the fiscal year ending September 30, 2009, exclusive of discrete items, is currently estimated to be less than 20.0%. During 2009, we also recognized $0.3 million of income tax benefit for discrete items that did not affect the calculation of the estimated effective income tax rate for the 2009 fiscal year. For 2008, we used an estimated effective income tax rate of 29.0%, exclusive of discrete items, and recognized $2.9 million of income tax benefit for discrete items. The 2009 discrete items primarily related to the reversal of estimated tax liabilities, penalties and interest recorded when we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income taxes – an Interpretation of FASB Statement No. 109.”

The “negative” income tax rate for 2009 resulted primarily from relatively low pre-tax income for the quarter ended June 30, 2009, combined with a small adjustment of the 2009 estimated effective income tax rate calculated as of June 30, 2009 when compared with the estimated rate calculated as of March 31, 2009. The adjustment in the effective income tax rate estimate was applied to the entire pre-tax loss for the year-to-date period, which was relatively large due to the goodwill impairment of approximately $465.7 million recorded in the quarter ended March 31, 2009.

The estimated effective tax rate for fiscal 2009, exclusive of discrete items, is lower than the statutory rate because a significant portion of the goodwill impairment recorded in 2009 is not tax deductible. Accordingly, the tax benefit expected to be recorded for fiscal 2009 will be significantly less than the statutory rate. The fiscal 2009 estimated effective tax rate was also affected by estimated Section 45 refined coal tax credits (which are different from the Section 45K tax credits discussed elsewhere) related to the coal cleaning facilities that we own and operate, but to a far lesser extent than by the portion of the goodwill impairment representing a permanent difference. The estimated effective tax rate for fiscal 2008, exclusive of discrete items, was lower than the statutory rate primarily due to estimated Section 45 refined coal tax credits. We believe it is more likely than not that the refined coal produced at our coal cleaning facilities qualifies for tax credits pursuant to Section 45 of the Internal Revenue Code, notwithstanding the uncertainties and risks associated with the tax credits, as more fully described in Note 10 to the consolidated financial statements.

Excluding the effect of expected tax credits in both fiscal 2008 and 2009 and goodwill impairment in fiscal 2009, our effective tax rate for fiscal 2008 and 2009 would have been approximately 40% and less than 20%, respectively. The low rate for 2009 is due primarily to the effect of valuation allowances and permanent differences unrelated to goodwill impairment, combined with a relatively small expected pre-tax loss for the year.

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

Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008

The information set forth below compares our operating results for the nine months ended June 30, 2009 (2009) with operating results for the nine months ended June 30, 2008 (2008).

Summary. Our total revenue for 2009 was $479.1 million, down 26% from $651.3 million for 2008. Gross profit decreased 43%, from $168.7 million in 2008 to $96.4 million in 2009. Operating income decreased from $30.5 million in 2008 to an operating loss of $(482.2) million in 2009. Net income decreased from $14.4 million, with diluted earnings per share of $0.35, in 2008, to a net loss of $(395.9) million, or $(9.53) per diluted share, in 2009. The most significant reason for the change in results from 2008 to 2009 was the goodwill impairment charge totaling approximately $465.7 million in 2009.

In addition to the goodwill impairment charge in 2009, our Section 45K business terminated in fiscal 2008 and we sold the mortar/stucco business in our building products segment in fiscal 2008. Removing the effect of these two profitable operations from the numbers for 2008 and the effect of the goodwill impairment charge for 2009, our total revenue for 2009 was $479.1 million, down 17% from $579.0 million for 2008. Gross profit decreased 34%, from $146.7 million in 2008 to $96.4 million in 2009. Operating income decreased from $9.4 million in 2008 to an operating loss of $(16.5) million in 2009, and net income (loss) decreased from a net loss of $(2.9) million, with diluted earnings (loss) per share of $(0.06), in 2008, to net income of $0.9 million, or $0.02 per diluted share, in 2009.

Revenue and Gross Margins. The major components of revenue, along with gross margins, are discussed in the sections below.

Building Products Segment. Sales of building products during 2009 were $249.2 million with a corresponding gross profit of $55.9 million. Sales of building products during 2008 were $337.6 million with a corresponding gross profit of $89.0 million. The decrease in our sales of building products in 2009 was due primarily to the continuing effects of the depressed new housing and residential remodeling markets which impacted sales across most of our product lines. Also, in early fiscal 2008, we sold certain non-strategic mortar/stucco assets in the building products segment which accounted for approximately $9.7 million of the decrease in revenue from 2008 to 2009. The gross margin percentage declined from 2008 to 2009 due primarily to fewer fixed costs being absorbed as a result of lower sales.

CCP Segment. CCP revenues for 2009 were $179.7 million with a corresponding gross profit of $49.7 million. CCP revenues for 2008 were $221.0 million with a corresponding gross profit of $59.4 million. The decrease in CCP revenues in 2009 compared to 2008 was due primarily to significant reductions in concrete consumption, partially offset by increased revenue from service contracts. The gross margin percentage increased from 2008 to 2009 primarily due to declines in the costs of rail and truck transportation and improved productivity.

Energy Segment. In 2008, our energy segment revenue consisted primarily of residual revenues related to our Section 45K business. In 2009, there was no Section 45K revenue and energy segment revenue consisted almost exclusively of coal sales. Cost of revenue exceeded revenue for this segment in 2009 due primarily to low coal prices and ongoing start-up and ramp-up costs for newly-constructed and renovated coal cleaning facilities that were placed into service in late fiscal 2008 and in the quarter ended December 31, 2008.

Operating Expenses. The increase in amortization expense of $1.3 million from 2008 to 2009 was due primarily to accelerated amortization of certain intangible assets and amortization of intangible assets that were acquired in a late fiscal year 2008 acquisition. Research and development expense decreased by $4.0 million from 2008 to 2009, primarily because of decreased spending on our coal-to-liquids and hydrogen peroxide technologies. Selling, general and administrative expenses decreased $22.5 million, or 20%, to $87.8 million in 2009 from $110.3 million in 2008. The decrease in 2009 was due to reduced expenses in every significant category of expense, with the largest contributor being personnel-related costs, including incentive pay expenses, totaling $13.9 million. Incentive pay decreased due to reduced profitability of our operations and other personnel-related costs decreased primarily because of headcount reductions. In addition, in 2008, $3.8 million of restructuring costs related to plant consolidations and other cost improvement projects undertaken in our building products segment were recorded, and such costs in 2009 were minimal.

Other Income and Expense. During 2009, we reported net other income of $2.7 million, compared to net other expense of $10.1 million during 2008. The change in other income and expense of $12.8 million was comprised of an increase in net interest expense of approximately $9.6 million and an increase in net other income of approximately $22.4 million.

Net interest expense increased from $17.6 million in 2008 to $27.2 million in 2009 due to several factors, most notably increased interest expense attributed to our convertible debt exchanges that occurred in December 2008 and March and April 2009 that resulted in the extinguishment of $80.9 million of 2.875% convertible notes and the issuance of $63.3 million of 16% convertible notes, and the extinguishment of $39.1 million of 2.50% convertible notes and the issuance of $27.4 million of 14.75% convertible notes (see Note 6 to the consolidated financial statements). In connection with the convertible debt exchanges, approximately $1.9 million of accelerated debt issue costs were amortized related to the extinguished convertible notes. In addition, we experienced higher interest rates on our senior debt as a result of the August 2008 amendment to our senior secured credit agreement.

The increase in net other income of $22.4 million consisted primarily of the gains related to the 2009 extinguishments of debt of $29.3 million, partially offset by a decrease of $7.3 million in gain on sale of assets in 2009 as compared to 2008. In 2008, we sold certain non-strategic mortar/stucco assets in the building products segment on which a gain of approximately $7.6 million was recognized. A portion of the proceeds from this sale were used to acquire assets that have increased the capacity of our Texas-based concrete block business, which contributed to higher operating income of this business in 2009.

Income Tax Provision. The recorded income tax rates for 2008 and 2009 were 30% and 17%, respectively, including discrete items. During 2009, we recognized $0.3 million of income tax expense for discrete items that did not affect the calculation of the estimated effective income tax rate for the 2009 fiscal year. For 2008, we recognized $0.1 million of additional income tax expense for discrete items.

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

Liquidity and Capital Resources

Summary of Cash Flow Activities. Net cash provided by operating activities for the nine months ended June 30, 2009 (2009) was $34.7 million compared to $53.8 million for the nine months ended June 30, 2008 (2008). The 2009 net loss would have been approximately $(4.4) million instead of $(395.9) million if adjusted for the goodwill impairment and the decrease in deferred taxes, nearly all of which related to the goodwill impairment. The 2009 net loss would have been $29.3 million higher absent the gain on extinguishment of debt. After adjusting for the effects of goodwill impairment and the gain on extinguishment of debt, profitability decreased in 2009 compared to 2008 primarily due to the effects on our building products business of the depressed new housing and residential remodeling markets, losses sustained by our coal cleaning business, and the absence of Section 45K-related operations in 2009. The termination of our Section 45K business was also one of the reasons for the higher cash flow from collection of trade receivables in 2008 than 2009 and was the cause of some of the other changes in operating assets and liabilities reflected in the statements of cash flows.

In both 2009 and 2008, the primary investing activities consisted of the purchase of property, plant and equipment and payments for acquisitions. In 2009, our primary financing activities consisted of the exchange of convertible senior subordinated notes resulting in the extinguishment of approximately $29.3 million of convertible debt, and borrowings under our revolving credit arrangement. (As described below, subsequent to June 30, 2009, we exchanged approximately $15.0 million of our 16% convertible senior subordinated notes plus related accrued interest for approximately 3.5 million shares of common stock and approximately $19.8 million of our 2.875% convertible senior subordinated notes plus accrued interest for approximately 4.8 million shares of common stock.) In 2008, our primary financing activities consisted of borrowings under our revolving credit arrangement and the purchase of treasury stock. More details about our investing and financing activities are provided in the following paragraphs.

Investing Activities. Total expenditures for property, plant and equipment in 2009 were $55.3 million, a decrease of $30.8 million from 2008. In 2008, a large majority of capital expenditures were for projects in the energy and building products segments. The energy segment expenditures were for the construction and renovation of coal cleaning facilities and the building products segment expenditures were for both expansion of operations (primarily our Texas block business) and maintenance of operating capacity. In 2009, a substantial majority of total capital expenditures related to our coal cleaning facilities in the energy segment. Spending on coal cleaning facilities will comprise a smaller portion of total expenditures for the remainder of fiscal 2009 and in future years as compared to fiscal 2008 and 2009. Total fiscal 2009 capital expenditures are currently expected to be between $60.0 million and $65.0 million.

Capital expenditures are limited by our senior debt covenants to $67.5 million in fiscal 2009, $60.0 million in fiscal 2010 and $55.0 million in fiscal 2011. In certain circumstances, the unused amount from a fiscal year can be carried forward and used in the subsequent fiscal year; however, as of September 30, 2008, we had no unused amount available to be carried forward to future periods. As of June 30, 2009, we were committed to spend approximately $7.6 million on capital projects that were in various stages of completion. In 2008, we realized $13.1 million of proceeds from the sale of property, plant and equipment, most of which represented non-strategic assets in our building products segment. A portion of the proceeds from this sale was used to acquire assets that increased the capacity of our Texas-based concrete block business, enabling us to meet current and projected demand in this line of business. In 2009, proceeds from disposition of property, plant and equipment of $3.1 million were closer to normal historical levels.

In fiscal 2007, we acquired 100% of the ownership interests of Dutch Quality Stone (DQS), a privately-held company in the building products business. Total consideration paid at the date of acquisition was approximately $52.9 million. An additional $19.0 million was paid in 2008, based on earnings of DQS for the 12-month period ended September 30, 2007 that exceeded an agreed-upon threshold. In fiscal 2008, we acquired certain assets and assumed certain liabilities of a privately-held company in the building products industry. Total consideration for this acquisition was approximately $16.1 million, of which approximately $5.0 million was paid at the date of acquisition and approximately $10.8 million was paid in 2009, with approximately $0.3 million of assumed liabilities.

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

We intend to continue to expand our business through growth of existing operations, commercialization of technologies currently being developed, and possible strategic acquisitions of products or entities that expand our current operating platform. Acquisitions have historically been an important part of our long-term business strategy. We have routinely reviewed potential acquisitions, including those in the areas of building products, CCP marketing, and coal and catalyst technologies. It is possible that some portion of future cash and cash equivalents and/or proceeds from the issuance of stock or debt could be used to fund acquisitions of complementary businesses in the building products, CCP and energy industries; however, because of cash flow considerations and current events affecting the debt and equity markets, we do not currently anticipate any significant acquisitions in fiscal 2009 or fiscal 2010. Our senior secured credit agreement limits acquisitions in the aggregate to $50.0 million of cash consideration and $20.0 million of non-cash consideration annually, with no more than $30.0 million of cash consideration for any one acquisition. If our “total leverage ratio,” as defined, is less than or equal to 3.50:1.0, after giving effect to an acquisition, these limitations do not apply.

The senior secured credit agreement also limits the amount we can invest in joint ventures and other less than 100%-owned entities. We have invested in several joint ventures, which are accounted for using the equity method of accounting, but we do not currently have plans to significantly increase our investments in those entities.

Financing Activities. In December 2008, we exchanged approximately $80.9 million of our 2.875% convertible senior subordinated notes due 2016 for $63.3 million of new 16% convertible senior subordinated notes due 2016. In March and April 2009, we exchanged approximately $39.1 million of our 2.50% convertible senior subordinated notes due 2014 for approximately $27.4 million of new 14.75% convertible senior subordinated notes due 2014. Gains of approximately $29.3 million, recorded in other income (expense) in the accompanying consolidated statement of operations for 2009, were recognized on the extinguishments of debt. Additionally, approximately $1.9 million of unamortized debt issue costs related to the extinguished debt was charged to interest expense. New debt issue costs of approximately $1.3 million were incurred related to the new 16% and 14.75% convertible notes.

Subsequent to June 30, 2009, we exchanged approximately $15.0 million of our 16% convertible senior subordinated notes plus related accrued interest for approximately 3.5 million shares of common stock and approximately $19.8 million of our 2.875% convertible senior subordinated notes plus accrued interest for approximately 4.8 million shares of common stock. In accordance with the provisions of SFAS No. 84, “Induced Conversions of Convertible Debt,” we will record a non-cash expense of approximately $22.5 million in connection with these transactions, which amount represents the fair value of the shares issued in excess of the shares required to be issued pursuant to the original terms of conversion described in Note 6 to the Consolidated Financial Statements.

In both 2008 and 2009, we had borrowings under our revolving credit arrangement of $35.0 million, primarily related to seasonal financing needs. In 2009, $5.0 million of the seasonal borrowings were repaid prior to June 30, 2009 and an additional $5.0 million was repaid subsequent to June 30, 2009. In 2008, financing activities also included treasury stock purchases totaling $14.8 million.

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

In June 2009, we obtained an amendment to our senior secured credit agreement to modify certain of the leverage and fixed charge coverage ratios described in more detail below and in Note 6 to the consolidated financial statements. In connection with the amendment to the credit facility, the lenders agreed to allow us to establish a new ABL facility to replace the revolving credit facility that matures in September 2009. We currently expect to finalize an ABL facility during August 2009. If an ABL facility is finalized, it will have a first lien security interest in certain receivables and inventory, and any outstanding balances under the current revolving credit facility will be repaid. At the time an ABL facility is finalized, we are required to pay a fee to the senior lenders of approximately $0.5 million, the interest rate on the term loan will increase by 1.0%, and we will be required to repay $25.0 million of the term loan prior to December 31, 2009. Finally, the total leverage ratio requirements currently in place will change to 5.25:1 as of September 30, 2009, 5.50:1 as of December 31, 2009, 5.75:1 as of March 31, 2010 and June 30, 2010, 5.25:1 as of September 30, 2010, 5:1 as of December 31, 2010, and 4.75:1 as of March 31, 2011. There can be no assurance that we will be able to secure an ABL facility.

We are in compliance with all debt covenants as of June 30, 2009. However, there is risk of noncompliance with certain leverage and fixed charge coverage ratios in future periods given the continuing decrease in building products and CCPs revenues as a result of current economic conditions, especially the depressed new housing and residential remodeling markets; the termination of our Section 45K business in fiscal 2008; and the high level of capital expenditures during fiscal 2008 and fiscal 2009.

Due to covenants associated with our senior debt, we currently have restrictions on our ability to obtain significant additional amounts of long-term debt. However, we have historically experienced strong positive cash flow from operations which has enabled us to repay a substantial amount of our long-term debt prior to scheduled maturities. While we expect our positive cash flow to continue in the future, our positive cash flow from operations is expected to be lower in fiscal 2009 than it was in fiscal 2008 and in recent years due to the termination of our Section 45K business and the continued weakness in the new housing and residential remodeling markets and other business operations. Also, while we have periodically accessed the debt and equity markets in prior years, affordable and available additional debt and equity may be much more difficult for us to obtain in future periods than in the past, due to less favorable market conditions as well as changes in our business model.

We filed with the SEC a universal shelf registration statement for the potential sale of a total of $250.0 million of debt or equity securities. This registration statement was declared effective in April 2009. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering could commence under the registration statement.

Reference is made to Note 6 to the consolidated financial statements for detailed information about our outstanding long-term debt and compliance with debt covenants, as well as the available $60.0 million revolving credit arrangement, which terminates in September 2009. The senior credit facility contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt, investments, merger and acquisition activity, asset sales and liens, annual capital expenditures in excess of $67.5 million in fiscal 2009, $60.0 million in fiscal 2010 and $55.0 million in fiscal 2011, and the payment of dividends, among others. In addition, we must maintain certain leverage and fixed charge coverage ratios. Reference is made to the subsequent section titled “Potential Liquidity Risks and Management’s Plans” for detailed information about our debt covenant ratio calculations and related matters.

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

Working Capital. As of June 30, 2009, our working capital was $80.1 million. Notwithstanding the termination of our Section 45K business as of December 31, 2007 and the continuing decrease in building products and CCPs revenues as a result of existing economic conditions, we currently expect operations to produce positive cash flow in future periods. We believe working capital, along with available borrowings under the revolving credit arrangement or an ABL facility for our temporary seasonal needs, will be sufficient for operating needs for the next 12 months.

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

As of June 30, 2009, we had approximately $10.0 million of unrecognized tax benefits, net of an $11.1 million refund claim related to an uncertain tax position. We have recorded approximately $22.7 million of gross unrecognized income tax benefits which would affect the fiscal 2009 effective tax rate if released into income. We recognize accrued interest and potential penalties related to all income tax liabilities, including unrecognized income tax benefits, in income tax expense. During 2009, we released approximately $2.8 million of interest and penalties and as of June 30, 2009, approximately $4.2 million was accrued for the payment of interest and penalties. Changes to the estimated liability for unrecognized income tax benefits during 2009 were primarily the result of settlement of the IRS audit for the years 2003 and 2004.

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

Summary of Future Cash Requirements. Significant future cash needs, beyond operational working capital requirements, including interest payments on long-term debt and income tax payments, are currently expected to consist primarily of capital expenditures and repayment of amounts outstanding under our revolving credit arrangement.

Potential Liquidity Risks and Management’s Plans. Operational improvements, including reduced headcount, reduced or eliminated advertising and marketing programs, the ongoing realignment of manufacturing capacity with projections of future requirements, reduced plant overhead expenses and reduced fuel costs, are currently expected to partially offset the impact of reduced revenues on our cash flow from operations. However, the anticipated increase in cash flow from these actions, along with the cash flow currently being generated, may not provide sufficient funds for operations and for the retirement of all of our maturing debt, including the September 2009 revolving credit obligations. Accordingly, management’s plans to increase liquidity and minimize the risk of noncompliance with debt covenants also include the following potential actions: the delay, postponement or cancellation of certain planned capital expenditures; the sale of assets; obtaining an ABL facility; refinancing debt obligations or exchanging debt; the sale of equity, the proceeds of which would be used to repay long-term debt; additional amendments to our senior secured credit agreement; and the restructuring of our capitalization.

Our $60.0 million revolving credit arrangement expires in September 2009. During fiscal 2008 and through the current time, we have used this revolver for short-term working capital needs and for stand-by letters of credit, which at June 30, 2009 totaled $9.4 million. We currently expect to continue to use the revolver for seasonal working capital needs and for letters of credit until September 2009. A current high-priority action for us is to obtain an ABL facility, which will allow us to repay any remaining obligations under the revolving credit facility and to have accessible funds to meet seasonal and temporary financing requirements in future periods. We currently expect to finalize an ABL facility during August 2009; however, an agreement has not yet been consummated.

Most of our potential debt covenant compliance risk relates to compliance with certain leverage and fixed charge coverage ratios in future periods. The potential risk is primarily a result of declining EBITDA combined with increased levels of capital expenditures. EBITDA consists of net income adjusted for net interest expense, income taxes, depreciation and amortization and goodwill and other impairments, as these items are defined in our senior secured debt agreement. Because our net income declined significantly during fiscal 2008 and through June 30, 2009, EBITDA has also declined significantly. Our trailing twelve months’ (TTM) EBITDA, which is used to calculate many of the required leverage and fixed charge coverage ratios, is not expected to significantly improve during the remainder of fiscal 2009 and early fiscal 2010, primarily due to the depressed new housing and residential remodeling markets, decreased CCP revenues and the challenges of operating our coal cleaning facilities in a difficult coal market.

The three primary debt covenant ratios with which we must comply are: i) a total leverage ratio of 3.75:1 as of September 30, 2009, then 3.5:1 from December 31, 2009 through the maturity date (total leverage ratio); ii) a maximum ratio of consolidated funded indebtedness minus subordinated indebtedness to EBITDA of 2.5:1 (senior leverage ratio); and iii) a minimum ratio of EBITDA plus rent payments (EBITDAR), less certain capital expenditures and taxes for the four preceding fiscal quarters, to scheduled rent payments and payments of principal and interest on all indebtedness for the next four fiscal quarters of 1:1 as of June 30, 2009, 1.25:1 for September 30, 2009 and December 31, 2009, then 1:1 for periods ending through September 30, 2010, and 1.25:1 for periods ending after September 30, 2010 (fixed charge coverage ratio). At the time an ABL facility is finalized, the total leverage ratio requirements noted above will change to 5.25:1 as of September 30, 2009, 5.50:1 as of December 31, 2009, 5.75:1 as of March 31, 2010 and June 30, 2010, 5.25:1 as of September 30, 2010, 5:1 as of December 31, 2010, and 4.75:1 as of March 31, 2011. In connection with the most recent amendment to the credit facility in June 2009, the lenders agreed to waive the total leverage ratio requirement as of June 30, 2009.

The following table summarizes the calculations of each of these three key ratios for the dates indicated. All components have been calculated based on the definitions of such items in our senior secured credit facility.

(in millions)	September 30, 2007	September 30, 2008	June 30, 2009
Senior debt, including revolver (A)	$210.0	$200.0	$227.5
Convertible debt (B)	332.5	332.5	303.2

Total long-term debt, including current portion	542.5	532.5	530.7

Stand-by letters of credit	6.0	9.7	9.4
Other long-term obligations	—	9.7	9.0

Total indebtedness, as defined (C)	$548.5	$551.9	$549.1

TTM EBITDA, as defined (D)	$301.2	$142.1	$118.3

Total leverage ratio (C ÷ D)	1.82	3.88	4.64

Senior leverage ratio ((C – B) ÷ D)	0.72	1.54	2.08

TTM EBITDA	$301.2	$142.1	$118.3
Rent expense	34.2	35.4	36.7
Less certain capital expenditures	(55.0)	(40.1)	(27.7)
Income taxes	(60.9)	(1.4)	82.3

TTM EBITDAR, as defined (E)	$219.5	$136.0	$209.6

Future twelve months’ scheduled interest Payments	$24.4	$31.7	$44.8
Future twelve months’ scheduled repayments of long-term debt and other obligations	—	1.0	31.0
Future twelve months’ scheduled rent Payments	38.5	36.0	37.7

Future fixed charges, as defined (F)	$62.9	$68.7	$113.5

Fixed charge coverage ratio (E ÷ F)	3.49	1.98	1.85

Trailing twelve months (TTM) EBITDA, as used in the above table, is calculated as follows:

(in thousands)	September 30, 2007	September 30, 2008	June 30, 2009
Net income (loss)	$20.1	$(169.7)	$(579.9)
Net interest expense	31.1	23.8	33.4
Income taxes, as defined	69.8	2.2	(82.3)
Depreciation and amortization, as defined	82.2	74.2	75.7
Impairments, as defined	98.0	211.6	671.4

TTM EBITDA, as defined (D)	$301.2	$142.1	$118.3

Before a potential debt covenant violation becomes imminent, we would take several potential actions, including all of the steps discussed above, as well as negotiate with the holders of our senior secured debt with a view to obtaining a waiver or an amendment to the debt agreement (such as we did in June 2009). If our efforts to increase EBITDA were unsuccessful and we failed to obtain a waiver or amendment to our debt agreement, a breach of our covenants could result in a default, in which event our lenders could elect to declare all amounts outstanding to be immediately due and payable. If we were not able to repay our obligations if they were accelerated, the lenders could foreclose on our assets.

As noted previously, any amount outstanding under our revolving credit arrangement (currently $25.0 million) is required to be repaid in September 2009. Our first lien term loan in the amount of $197.5 million is required to be repaid in February 2011 and April 2011, unless an ABL facility is finalized, which will require us to repay $25.0 million of the term loan prior to December 31, 2009. Our 2.50% and 14.75% convertible senior subordinated notes totaling $148.3 million as of June 30, 2009 are repayable in 2014. The holders of the 2.875% convertible senior subordinated notes due June 2016, totaling $91.6 million (reduced to $71.8 million subsequent to June 30, 2009), have the right to require us to repurchase all or a portion of those notes on June 1, 2011. Also, the holders of the 16% convertible senior subordinated notes due June 2016, totaling $63.3 million (reduced to $48.3 million subsequent to June 30, 2009), have the right to require us to repurchase all or a portion of those notes on June 1, 2012. We currently believe it is likely that the holders of the 2.875% notes will require us to repurchase those notes on June 1, 2011 and it is possible that the holders of the 16% notes will require us to repurchase those notes on June 1, 2012.

During 2009, a decrease in the credit rating on our debt was announced; however, there was no direct effect of this action on the variable interest rate applicable to our senior secured credit facility or on our debt covenant compliance.

Legal Matters

We have ongoing litigation and asserted claims which have been incurred during the normal course of business. Reference is made to Note 10 to the consolidated financial statements for a description of our accounting for legal costs and for other information about legal matters.

Recent Accounting Pronouncements

Reference is made to Note 1 to the consolidated financial statements for a discussion of accounting pronouncements that have been recently issued which we have not yet adopted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, primarily related to changes in interest rates and certain foreign currencies. We do not use derivative financial instruments for speculative or trading purposes. We have entered into certain hedge transactions in the past, primarily to limit our variable interest rate exposure, but there are no such hedges outstanding as of June 30, 2009. The Blue Flint joint venture has derivatives in place related to variable interest rates and commodities.

As described in more detail in Note 6 to the consolidated financial statements, our senior debt, which totaled $227.5 million as of June 30, 2009, bears interest at a variable rate. Accordingly, assuming no change in the amount of senior debt outstanding except for repayment of outstanding amounts under the revolving credit arrangement prior to the end of fiscal 2009, a change in the interest rate of 1% would change our interest expense by approximately $2.0 million during the 12 months ending June 30, 2010.

We have limited operations in foreign jurisdictions. However, one of our joint ventures with Evonik Industries AG owns a hydrogen peroxide business located in South Korea. This joint venture has € 25.0 million (approximately $35.1 million at June 30, 2009) of long-term debt along with other obligations denominated in Euros. Because the debt and other obligations are repayable in a currency different from the Korean Won, the joint venture’s functional currency, they must be remeasured into Korean Won at the end of each reporting period based on period end exchange rates, with the impact recorded in earnings. As a result, the joint venture is subject to foreign currency exchange rate movements. During the nine months ended June 30, 2009, the joint venture recorded foreign currency exchange gains of which $0.2 million has been included in our results of operations. As of June 30, 2009, a change in the relationship between the Euro and Korean Won of 10% would result in a gain or loss of approximately $1.8 million for us.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of June 30, 2009, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2009 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See “Legal Matters” in Note 10 to the consolidated financial statements for a description of current legal proceedings.

ITEM 1A.	RISK FACTORS

Risks relating to our business and our common stock are described in Item 1A of our Form 10-K. The following information supplements the information contained therein.

The profitability of Headwaters Energy Service Corp. (HES) depends upon the operational success of a new business.

Because of the end of HES’s legacy alternative fuel licensing and chemical reagent sales business as of December 31, 2007, HES began development of its new coal cleaning business. By December 2008, HES had acquired or completed construction on eleven coal cleaning facilities. To successfully operate its facilities, HES must produce and market a quality fuel, addressing operational issues including feedstock availability and cost, construction and operability of equipment, successful separation of minerals including ash, sulfur, and mercury, product moisture and Btu content, overall costs of operations, as well as marketing and sales of the finished product, which is generally of smaller particle size (called fines) and which may be more difficult to sell than run-of-mine coal. This is a new business for HES, and we have experienced difficulty in receiving or extracting our full requirements of feedstock at some facilities and softness in the price of our products. The profitability of HES depends on the ability of HES to increase production and sales of cleaned coal. If these facilities operate at low production levels or cannot produce fuel satisfactory to customers, revenues will be materially adversely affected.

We are involved in litigation and claims for which we incur significant costs and are exposed to significant liability.

We are a party to some significant legal proceedings and are subject to potential claims regarding operation of our business. These proceedings will require that we incur substantial costs, including attorneys’ fees, managerial time and other personnel resources and costs in pursuing resolution, and adverse resolution of these proceedings could hurt our reputation. With respect to the cases referred to in Note 10 to the consolidated financial statements, the following amount of damages is being sought by the counter parties:

Boynton: Boynton has been an ongoing litigation since 2000 with both trial court and appellate court proceedings. Boynton originally sought declaratory relief as well as compensatory damages in the approximate amount of $43.0 million plus prejudgment interest and punitive damages. On June 22, 2009, a jury reached a verdict in a trial in the amount of $8.7 million for eight named plaintiffs representing a portion of the class members. The jury also reached a verdict on certain liability issues and an advisory verdict on damages of up to $12.7 million on behalf of the balance of the class members. We expect that there will be further trial court proceedings to resolve an equitable claim as to all members of the class and the remaining legal issues as to the unnamed class members. It is not expected that a final judgment will be entered by the trial court until all issues are concluded in the coming months. Once entered, the parties may seek relief from judgment by motion to the trial court and by appeal from the final judgment.

Ecologica Carmelo: Carmelo seeks compensatory damages in the approximate amount of $12.3 million.

Mainland Laboratory: Mainland seeks compensatory damages in the approximate amount of $23.0 million, as well as an enhancement of any damages award based on the alleged willful infringement by HRI of its patent.

Coalco Corporation: Coalco seeks compensatory damages in the approximate amount of $23.5 million.

J. Hall Inc.: Plaintiffs seek compensatory damages in the approximate amount of $0.7 million.

Fentress Families Trust: VFL Technology Corporation (VFL), a subsidiary acquired by HRI in 2004, provided fly ash management and disposal services to Virginia Electric and Power Company. A large group of homeowners living in the City of Chesapeake, Virginia, have prepared a complaint filed in the State of Virginia Circuit Court naming as defendants Dominion Energy and certain of its affiliates, including Virginia Electric and Power Company, certain persons associated with the Battlefield Golf Course, including the owner, developer, and contractors, and others, including VFL and Headwaters. The complaint alleges that fly ash used to construct the golf course has contaminated area ground water. The complaint alleges multiple causes of action and seeks unspecified damages and injunctive relief. Neither VFL nor Headwaters has been served with the complaint. The matter is still at an early stage of assessment.

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

HEADWATERS INCORPORATED

Date: August 5, 2009	By:	/s/ Kirk A. Benson
Kirk A. Benson, Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2009	By:	/s/ Steven G. Stewart
Steven G. Stewart, Chief Financial Officer
(Principal Financial Officer)