Form 10-Q
period 2009-12-31
HEADWATERS INC
filed 2010-02-03
CIK 1003344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

The number of shares outstanding of the Registrant’s common stock as of January 31, 2010 was 60,442,333.

HEADWATERS INCORPORATED

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Actual results may vary materially from such expectations. In some cases, words such as “may,” “should,” “intends,” “plans,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, or the negative of such terms, may help to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking. For a discussion of the factors that could cause actual results to differ from expectations, please see the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2009 and in Item 1A of this Form 10-Q. There can be no assurance that our results of operations will not be adversely affected by such factors. Unless legally required, we undertake no obligation to revise or update any forward-looking statements for any reason. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

ITEM 1.	FINANCIAL STATEMENTS

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)	September 30, 2009	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$15,934	$90,288
Trade receivables, net	91,411	62,472
Inventories	38,729	38,104
Current and deferred income taxes	28,767	25,710
Other	11,855	7,879

Total current assets	186,696	224,453

Property, plant and equipment, net	321,316	317,223

Other assets:
Intangible assets, net	203,632	198,125
Goodwill	115,999	115,999
Other	63,539	76,904

Total other assets	383,170	391,028

Total assets	$891,182	$932,704

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$20,242	$15,740
Accrued personnel costs	20,338	15,118
Accrued interest	4,607	10,357
Other accrued liabilities	43,068	33,471

Total current liabilities	88,255	74,686

Long-term liabilities:
Long-term debt	423,566	490,990
Deferred income taxes	26,935	26,352
Unrecognized income tax benefits	12,140	11,667
Other	15,566	15,914

Total long-term liabilities	478,207	544,923

Total liabilities	566,462	619,609

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; authorized 100,000 shares; issued and outstanding: 60,245 shares at September 30, 2009 (including 165 shares held in treasury) and 60,442 shares at December 31, 2009 (including 121 shares held in treasury)	60	60
Capital in excess of par value	638,877	640,458
Retained earnings (accumulated deficit)	(310,884)	(324,782)
Treasury stock and other	(3,333)	(2,641)

Total stockholders’ equity	324,720	313,095

Total liabilities and stockholders’ equity	$891,182	$932,704

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
(in thousands, except per-share data)	2008	2009
Revenue:
Light building products	$88,227	$71,231
Heavy construction materials	67,226	55,875
Energy technology	10,713	12,540

Total revenue	166,166	139,646

Cost of revenue:
Light building products	70,264	52,638
Heavy construction materials	47,060	43,393
Energy technology	17,201	14,230

Total cost of revenue	134,525	110,261

Gross profit	31,641	29,385

Operating expenses:
Amortization	5,745	5,611
Research and development	3,461	1,915
Selling, general and administrative	31,608	28,187

Total operating expenses	40,814	35,713

Operating loss	(9,173)	(6,328)

Other income (expense):
Net interest expense	(10,226)	(17,420)
Other, net	17,435	1,280

Total other income (expense), net	7,209	(16,140)

Loss before income taxes	(1,964)	(22,468)
Income tax benefit (provision)	(450)	8,570

Net loss	$(2,414)	$(13,898)

Basic loss per share	$(0.06)	$(0.23)

Diluted loss per share	$(0.06)	$(0.23)

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended December 31, 2009

	Common stock		Capital in excess of par value	Retained earnings (accumulated deficit)	Treasury stock, at cost	Other	Total stockholders’ equity
(in thousands)	Shares	Amount
Balances as of September 30, 2009, as previously reported	60,245	$60	$592,860	$(285,156)	$(2,047)	$(1,286)	$304,431
Cumulative effect of change in accounting principle			46,017	(25,728)			20,289

Balances as of September 30, 2009, as adjusted	60,245	60	638,877	(310,884)	(2,047)	(1,286)	324,720
Issuance of restricted stock, net of cancellations	197	—					—
44 shares of treasury stock transferred to employee stock purchase plan, at cost			(374)		553		179
Change in deferred taxes related to convertible debt			665				665
Stock-based compensation			1,290				1,290
Other comprehensive income, net of taxes – cash flow hedge and foreign currency translation adjustments						139	139
Net loss for the three months ended December 31, 2009				(13,898)			(13,898)

Balances as of December 31, 2009	60,442	$60	$640,458	$(324,782)	$(1,494)	$(1,147)	$313,095

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
(in thousands)	2008	2009
Cash flows from operating activities:
Net loss	$(2,414)	$(13,898)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,462	14,164
Interest expense related to amortization of debt issue costs and debt discount	3,540	5,417
Stock-based compensation	1,709	1,290
Gain from convertible debt extinguishment	(17,574)	—
Net losses (gains) of unconsolidated joint ventures	2,576	(2,769)
Net loss (gain) on disposition of property, plant and equipment	224	(1,276)
Decrease in trade receivables	41,082	28,939
Decrease (increase) in inventories	(1,705)	939
Decrease in accounts payable and accrued liabilities	(12,369)	(13,569)
Other changes in operating assets and liabilities, net	7,062	5,127

Net cash provided by operating activities	41,593	24,364

Cash flows from investing activities:
Purchase of property, plant and equipment	(18,094)	(7,329)
Proceeds from disposition of property, plant and equipment	120	3,479
Net change in other assets	361	(675)

Net cash used in investing activities	(17,613)	(4,525)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	—	316,587
Payments on long-term debt	—	(259,795)
Other debt issue costs	(1,180)	(2,456)
Employee stock purchases	381	179
Proceeds from exercise of stock options	410	—

Net cash provided by (used in) financing activities	(389)	54,515

Net increase in cash and cash equivalents	23,591	74,354
Cash and cash equivalents, beginning of period	21,637	15,934

Cash and cash equivalents, end of period	$45,228	$90,288

Supplemental schedule of non-cash investing and financing activities:
Exchange of convertible senior subordinated notes	$63,286	$—

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

(Unaudited)

1.	Nature of Operations and Basis of Presentation

Description of Business and Organization – Headwaters Incorporated (Headwaters) is a diversified company incorporated in Delaware, which provides products, technologies and services in light and heavy building materials and energy technology. Headwaters’ vision is to improve sustainability by transforming underutilized resources into valuable products.

The light building products segment designs, manufactures, and sells manufactured architectural stone, exterior siding accessories (such as shutters, mounting blocks, and vents), concrete block and other building products. Headwaters believes that many of its branded products have a leading market position. Revenue from Headwaters’ light building products businesses are diversified geographically and also by market, including the new housing and residential repair and remodeling markets, as well as commercial construction markets.

The heavy construction materials segment is a nationwide leader in the management and marketing of coal combustion products (CCPs), including fly ash used as a replacement for portland cement. Headwaters’ heavy construction materials business is comprised of a nationwide storage and distribution network and also provides CCP disposal and other services. Revenue is diversified geographically and by market.

The energy technology segment is focused on reducing waste and increasing the value of energy-related feedstocks, primarily in the areas of low-value coal and oil. In coal, Headwaters owns and operates coal cleaning facilities that separate ash from waste coal to provide a refined coal product that is higher in Btu value and lower in impurities than the feedstock coal. In oil, Headwaters believes that its heavy oil upgrading technology represents a substantial improvement over current refining technologies. Headwaters’ heavy oil upgrading process uses a liquid catalyst precursor to generate a highly active molecular catalyst to convert low-value residual oil from refining into higher-value distillates that can be further refined into gasoline, diesel and other products.

Basis of Presentation – Headwaters’ fiscal year ends on September 30 and unless otherwise noted, references to 2008 refer to Headwaters’ fiscal quarter ended December 31, 2008 and references to 2009 refer to Headwaters’ fiscal quarter ended December 31, 2009. Other references to years refer to Headwaters’ fiscal year rather than a calendar year.

The consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the seasonality of most of Headwaters’ operations and other factors, the consolidated results of operations for 2009 are not indicative of the results to be expected for the full fiscal 2010 year. In 2008 and 2009, respectively, approximately 10% and 13% of Headwaters’ total revenue and cost of revenue was for services. Substantially all service-related revenue for both periods was in the heavy construction materials segment.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist of normal recurring adjustments. Because Headwaters’ financial statements are considered issued when filed with the SEC, it has evaluated subsequent events to the filing date of this Form 10-Q with the SEC. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters’ Annual Report on Form 10-K for the year ended September 30, 2009 (Form 10-K).

Recent Accounting Pronouncements – Business Combinations and Consolidation. In December 2007, the FASB issued new standards related to business combinations and consolidation (ASC Topic 805 Business Combinations and Topic 810 Consolidation). These standards, which Headwaters adopted on October 1, 2009, will significantly change the accounting for and reporting of any future business combinations or for any minority interest that arises in the future.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 31, 2009

(Unaudited)

Derivatives and Hedging. In March 2008, the FASB issued a new standard related to disclosures about derivatives and hedging activities (ASC Topic 815 Derivatives and Hedging). This new standard requires enhanced disclosures about how and why an entity uses derivative instruments, how such instruments and related hedged items are accounted for, and how those instruments and items affect an entity’s financial position, financial performance, and cash flows. Headwaters adopted this standard on October 1, 2009, but had no derivatives outstanding then or at any time during the quarter ended December 31, 2009. While there was no impact from the adoption of this standard during the quarter ended December 31, 2009, the new rules could affect future disclosures related to any derivative instruments or related hedges that are entered into in future periods.

Convertible Debt. In May 2008, the FASB issued new rules related to accounting for convertible debt that may be settled in cash upon conversion (ASC Topic 470 Debt). The new rules specify that issuers of convertible debt that can be settled in cash separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized. The adoption of the new rules, which for Headwaters was on October 1, 2009, required different accounting for Headwaters’ 2.50% Convertible Senior Subordinated Notes due 2014 issued in January 2007, the 16% Convertible Senior Subordinated Notes due 2016 issued in December 2008, and the 14.75% Convertible Senior Subordinated Notes due 2014 issued in March and April 2009. The new rules require retrospective application to all periods presented, or all periods subsequent to January 2007 for Headwaters. More information about the adoption of these rules is provided in Note 6.

Variable Interest Entities. In June 2009, the FASB issued a new standard amending the consolidation guidance applicable to variable interest entities (ASC Topic 810 Consolidation). The new provisions, which significantly affect the overall analysis of which entities may be required to be consolidated, are effective for Headwaters as of October 1, 2010. These new rules could have an effect on which entities Headwaters is required to consolidate in future periods.

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

Reclassifications – In addition to the retrospective application of the new rules related to convertible debt, certain other prior period amounts have been reclassified to conform to the current period’s presentation. The reclassifications had no effect on net income or total assets.

2.	Segment Reporting

Headwaters currently operates three business segments: light building products, heavy construction materials and energy technology. These segments are managed and evaluated separately by management due to differences in their markets, operations, products and services. Revenues for the light building products segment consist of product sales to wholesale and retail distributors, contractors and other users of building products. Revenues for the heavy construction materials segment consist primarily of CCP product sales with a smaller amount of service revenue. Revenues for the energy technology segment consist primarily of coal sales. Intersegment sales are immaterial.

The following segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. Segment performance is evaluated primarily on revenue and operating income, although other factors are also used, such as income tax credits generated by activities of the energy technology segment and EBITDA, which is defined as net income (loss) plus net interest expense, income taxes (as defined), depreciation and amortization, stock-based compensation, foreign currency translation gain or loss and goodwill and other impairments, consistent with the historical methodology Headwaters has used in prior periods.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 31, 2009

(Unaudited)

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

	Three Months Ended December 31, 2008
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals
Segment revenue	$88,227	$67,226	$10,713	$—	$166,166

Depreciation and amortization	$(11,587)	$(3,122)	$(4,658)	$(95)	$(19,462)

Operating income (loss)	$(3,307)	$13,083	$(14,638)	$(4,311)	$(9,173)

Net interest expense					(10,226)
Other income (expense), net					17,435
Income tax provision					(450)

Net loss					$(2,414)

Capital expenditures	$283	$2,909	$14,868	$34	$18,094

Segment assets	$821,543	$286,372	$173,409	$90,482	$1,371,806

	Three Months Ended December 31, 2009
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals
Segment revenue	$71,231	$55,875	$12,540	$—	$139,646

Depreciation and amortization	$(7,856)	$(3,352)	$(2,916)	$(40)	$(14,164)

Operating income (loss)	$1,408	$5,840	$(6,034)	$(7,542)	$(6,328)

Net interest expense					(17,420)
Other income (expense), net					1,280
Income tax benefit					8,570

Net loss					$(13,898)

Capital expenditures	$4,842	$1,590	$893	$4	$7,329

Segment assets	$311,248	$290,768	$185,161	$145,527	$932,704

3.	Equity Securities and Stock-Based Compensation

Shelf Registration – Approximately $212.6 million remains available for future offerings of securities under a universal shelf registration statement filed with the SEC in 2008. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering could commence under the registration statement.

Stock-Based Compensation – During 2009, the Compensation Committee granted approximately 1.0 million stock-based awards to officers and employees under the terms of existing stock incentive plans. The awards vest over an approximate three-year period. Subsequent to December 31, 2009, the Compensation Committee granted approximately 0.1 million restricted stock units to the non-affiliated directors of Headwaters. The units were granted subject to the terms of an existing incentive plan and vest during calendar year 2010.

Total stock-based compensation expense was approximately $1.7 million and $1.3 million for 2008 and 2009, respectively. As of December 31, 2009, there was approximately $6.3 million of total compensation cost related to unvested awards not yet recognized, which will be recognized in future periods in accordance with applicable vesting terms.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 31, 2009

(Unaudited)

4.	Inventories

Inventories consisted of the following at:

(in thousands)	September 30, 2009	December 31, 2009
Raw materials	$9,856	$10,992
Finished goods	28,873	27,112

	$38,729	$38,104

5.	Long-Lived Assets

Intangible Assets – All of Headwaters’ identified intangible assets are being amortized. The following table summarizes the gross carrying amounts and the related accumulated amortization of intangible assets as of:

		September 30, 2009		December 31, 2009
(in thousands)	Estimated useful lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
CCP contracts	8 -20 years	$117,690	$45,181	$117,690	$46,864
Customer relationships	7 1/2 -15 years	77,603	26,681	77,603	28,145
Trade names	5 - 20 years	67,425	16,700	67,425	17,553
Patents and patented technologies	6 - 19 years	55,058	28,625	55,162	29,947
Other	2 - 12 years	5,690	2,647	5,236	2,482

		$323,466	$119,834	$323,116	$124,991

Total amortization expense related to intangible assets was approximately $5.7 million and $5.6 million for 2008 and 2009, respectively. Total estimated annual amortization expense for fiscal years 2010 through 2015 is shown in the following table.

Year ending September 30:	(in thousands)
2010	$22,069
2011	21,660
2012	19,893
2013	18,984
2014	18,606
2015	14,656

Goodwill – As of September 30, 2009 and December 31, 2009, Headwaters had recorded goodwill only in the heavy construction materials segment. Under the requirements of ASC Topic 350 Intangibles–Goodwill and Other, Headwaters is required to periodically test for goodwill impairment, at least annually, or sooner if indicators of possible impairment arise. Headwaters performs its annual impairment testing as of June 30, and accordingly, Headwaters will perform an impairment test of the goodwill in the heavy construction materials segment as of June 30, 2010.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 31, 2009

(Unaudited)

6.	Long-term Debt

The total face amount of Headwaters’ outstanding long-term debt was $456.3 million as of September 30, 2009 and $524.8 million as of December 31, 2009. As of those dates, long-term debt consisted of the following:

(in thousands)	September 30, 2009	December 31, 2009
Senior secured notes (face amount $328,250), net of discount	$—	$325,350
Former senior secured debt	188,000	—

Convertible senior subordinated notes:
2.875%	71,795	—
16%, due 2016 with put date of June 2012 (face amount $48,277), net of discount	43,848	44,245
2.50%, due 2014 (face amount $120,900), net of discount	95,843	97,136
14.75%, due 2014 (face amount $27,370), net of discount	24,080	24,259

Total convertible notes, net of applicable discounts	235,566	165,640

Carrying amount of long-term debt, net of discounts	$423,566	$490,990

Former Senior Secured Debt – Headwaters’ senior secured borrowings as of September 30, 2009 consisted of a first lien term loan in the amount of $163.0 million, plus $25.0 million outstanding under an associated revolving credit arrangement. As described below, in 2009 Headwaters issued new senior secured notes due 2014 totaling $328.3 million and used most of the proceeds to repay all amounts owed under the senior secured credit facility, at which time the facility was terminated. Because the amount outstanding under the revolving credit arrangement as of September 30, 2009 was repaid with those proceeds, Headwaters classified it as long-term in the accompanying consolidated balance sheet. In connection with the termination of the credit facility and early repayment of the debt, Headwaters wrote off all remaining related debt issue costs, aggregating approximately $2.0 million. In addition, in connection with consultations related to recapitalization transactions that occurred in 2009 and other periods, Headwaters incurred $3.3 million of costs that were expensed in 2009, which amount is included in selling, general and administrative expenses in the statement of operations.

New Senior Secured Notes – In October 2009, Headwaters issued new senior secured notes aggregating approximately $328.3 million, for net proceeds of approximately $316.6 million. Headwaters used most of the proceeds to repay all of its obligations under the former senior secured credit facility and virtually all of the outstanding 2.875% convertible senior subordinated notes. Also in October 2009, Headwaters entered into a $70.0 million asset based revolving loan facility (ABL Revolver). Significant terms of the senior secured notes and the ABL Revolver are described in the following paragraphs.

The senior secured notes mature in November 2014 and bear interest at a rate of 11.375%, payable semiannually. The notes were issued at 99.067% of face value, or a discount of approximately $3.1 million, which discount is being amortized to interest expense over the five-year term. The notes are secured by substantially all assets of Headwaters, with the exception of joint venture assets; however, the note holders have a second priority position with respect to the assets that secure the ABL Revolver, currently consisting of certain trade receivables and inventories of Headwaters’ light building products and heavy construction materials segments. The notes are senior in priority to all other outstanding and future subordinated debt.

Prior to November 2012, the senior secured notes can be redeemed with proceeds from one or more equity offerings, provided a premium of 11.375% of the face amount of notes is paid and at least 65% of the aggregate principal amount of notes issued remain outstanding following redemption, or at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus an applicable premium, as defined. From November 2012 until November 2013, the notes can be redeemed at face value plus a premium payment of approximately 5.7% of the face amount of notes and from November 2013 until maturity, the notes can be redeemed at face value. Following certain asset sales, as defined, Headwaters could be required to prepay a portion of the outstanding notes.

The senior secured notes limit Headwaters in the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making investments and the payment of dividends or distributions, among other things. Headwaters was in compliance with all debt covenants as of December 31, 2009.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 31, 2009

(Unaudited)

ABL Revolver – As of December 31, 2009, Headwaters had no borrowings outstanding under the ABL Revolver. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of certain assets of Headwaters’ light building products and heavy construction materials segments, consisting of trade receivables and inventories, which secure the borrowings. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets of Headwaters. As of December 31, 2009, availability under the ABL Revolver was approximately $45.0 million.

Outstanding borrowings under the ABL Revolver accrue interest at Headwaters’ option, at either i) the London Interbank Offered Rate (LIBOR) plus 3.75%, 4.0% or 4.25%, depending on Headwaters’ fixed charge coverage ratio; or ii) the “Base Rate” plus 2.25%, 2.5% or 2.75%, again depending on the fixed charge coverage ratio. The base rate is subject to a floor equal to the highest of i) the prime rate, ii) the federal funds rate plus 0.5%, and iii) the 30-day LIBOR rate plus 1.0%. Fees on the unused portion of the ABL Revolver range from 0.25% to 0.50%, depending on the amount of the credit facility which is utilized. If there would have been borrowings outstanding under the ABL Revolver as of December 31, 2009, the interest rate on those borrowings would have been approximately 4.3%. The ABL Revolver matures in October 2013, at which time all amounts borrowed must be repaid and the lending commitment terminates.

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

2.875% Convertible Senior Subordinated Notes Due 2016 – In 2004, Headwaters issued $172.5 million of 2.875% convertible senior subordinated notes. In 2008, Headwaters entered into separate, privately-negotiated agreements with certain holders of the notes to exchange approximately $80.9 million in aggregate principal amount of the notes for approximately $63.3 million in aggregate principal amount of new 16% convertible senior subordinated notes due 2016, described below. Subsequently in fiscal year 2009, Headwaters exchanged approximately $19.8 million of the 2.875% convertible senior subordinated notes plus related accrued interest for approximately 4.8 million shares of common stock. Finally, in October 2009, Headwaters repaid virtually all of the remaining balance of $71.8 million of these notes with a portion of the proceeds from the new issuance of senior secured notes. In connection with the October 2009 early repayment of the debt, Headwaters wrote off all remaining related debt issue costs, aggregating approximately $0.6 million.

16% Convertible Senior Subordinated Notes Due 2016 – As noted above, in 2008 Headwaters exchanged approximately $80.9 million of its 2.875% convertible senior subordinated notes for $63.3 million of new 16% convertible senior subordinated notes due 2016 (with interest payable semi-annually). In accordance with the provisions of ASC Topic 470 Debt, Headwaters accounted for this exchange of convertible debt securities as an extinguishment of the original debt and an issuance of new debt. A gain, recorded in other income (expense) of approximately $17.6 million, was recognized on the extinguishment of debt. Additionally, approximately $1.0 million of unamortized debt issue costs related to the extinguished $80.9 million of debt was charged to interest expense in 2008. Subsequently in fiscal year 2009, Headwaters exchanged approximately $15.0 million of the 16% convertible senior subordinated notes plus related accrued interest for approximately 3.5 million shares of common stock. Following these transactions, approximately $48.3 million of these notes remain outstanding.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 31, 2009

(Unaudited)

The 16% notes are subordinate to the new senior secured notes described above and rank equally with the 2.50% and 14.75% convertible senior subordinated notes due 2014 described below, as well as any future issuances of senior subordinated debt. Holders of the 16% notes may convert the notes into shares of Headwaters’ common stock at a conversion rate of 42.5532 shares per $1,000 principal amount ($23.50 conversion price), or approximately 2.1 million aggregate shares of common stock, contingent upon certain events. The conversion rate adjusts for events related to Headwaters’ common stock, including common stock issued as a dividend, rights or warrants to purchase common stock issued to all holders of Headwaters’ common stock, and other similar rights or events that apply to all holders of common stock. Upon conversion, Headwaters will pay cash up to the principal amount of the notes, and, at Headwaters’ option, cash, shares of common stock, or a combination of cash and shares, to the extent the price of Headwaters’ common stock exceeds the conversion price during a 20-trading-day observation period. The conversion rate is adjusted for certain corporate transactions referred to as “fundamental changes.” As described below, the accounting for these notes changed upon adoption in October 2009 of the new rules related to accounting for convertible debt.

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

2.50% Convertible Senior Subordinated Notes Due 2014 – In 2007, Headwaters issued $160.0 million of 2.50% convertible senior subordinated notes due February 2014, with interest payable semi-annually. In fiscal year 2009, Headwaters entered into separate, privately-negotiated agreements with certain holders of the notes to exchange approximately $39.1 million in aggregate principal amount of the notes for approximately $27.4 million in aggregate principal amount of new 14.75% convertible senior subordinated notes due 2014, described below.

Following the fiscal year 2009 extinguishment of $39.1 million principal amount of the 2.50% notes, approximately $120.9 million principal amount of the notes remain outstanding. These notes are subordinate to the new senior secured notes described above and rank equally with the 16% convertible senior subordinated notes due 2016 described above and the 14.75% convertible senior subordinated notes due 2014 described below, and any future issuances of senior subordinated debt. The conversion rate for the notes is 33.9236 shares per $1,000 principal amount ($29.48 conversion price), subject to adjustment. Upon conversion, Headwaters will pay cash up to the principal amount of the notes, and shares of common stock to the extent the price of Headwaters’ common stock exceeds the conversion price during a 20-trading-day observation period. The conversion rate is adjusted for certain corporate transactions referred to as “fundamental changes.” As described below, the accounting for these notes changed upon adoption in October 2009 of the new rules related to accounting for convertible debt.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 31, 2009

(Unaudited)

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

14.75% Convertible Senior Subordinated Notes Due 2014 – As noted above, in fiscal year 2009 Headwaters exchanged approximately $39.1 million of the 2.50% convertible senior subordinated notes due 2014 for approximately $27.4 million of new 14.75% convertible senior subordinated notes due 2014 (with interest payable semi-annually).

The conversion rate for the 14.75% notes is 48.4623 shares per $1,000 principal amount ($20.63 conversion price), subject to adjustment. The conversion rate and the interest rate are the primary differences in terms between the 2.50% notes and the 14.75% notes. As described below, the accounting for these notes changed upon adoption in October 2009 of the new rules related to accounting for convertible debt.

Change in Accounting Principle – As described in Note 1, in May 2008, the FASB issued new rules related to accounting for convertible debt that may be settled in cash upon conversion. The new rules specify that issuers of convertible debt that can be settled in cash separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized. The adoption of the new rules, which for Headwaters was on October 1, 2009, required different accounting for Headwaters’ 2.50% Convertible Senior Subordinated Notes due 2014, the 16% Convertible Senior Subordinated Notes due 2016, and the 14.75% Convertible Senior Subordinated Notes due 2014. The new rules require retrospective application to all periods presented, or all periods subsequent to January 2007 for Headwaters.

The adoption of the new rules resulted in a redetermination of the carrying amounts of Headwaters’ 2.50% convertible notes, 16% convertible notes and 14.75% convertible notes, calculated by measuring the fair values of similar debt instruments that do not have the conversion features, and recording an equity component for the difference between the original proceeds of the debt and the redetermined amounts of debt. Debt discount recorded as a result of the redetermination of the debt carrying values is amortized using the interest method and resulted in recognition of additional interest cost for all periods subsequent to January 2007. The original debt issuance costs were allocated pro-rata between debt and equity issuance costs and accounted for accordingly. Basis differences that arose from this accounting which represented temporary differences also required the recording of deferred taxes. The effective interest rates used in measuring the fair values of the convertible notes, absent the conversion features, were 8.75% for the 2.50% notes, 22% for the 16% notes and 20% for the 14.75% notes.

The adoption of the new rules increased reported interest cost by approximately $3.8 million, $6.0 million and $7.1 million for fiscal years 2007, 2008 and 2009, respectively; decreased the reported fiscal year 2009 gain on extinguishment of debt by approximately $8.9 million; and did not have a material effect on interest capitalized for any period. The retrospective application of the new rules resulted in the following cumulative changes to the balance sheet as of September 30, 2009: a decrease of $0.7 million in debt issue costs; a decrease of $32.8 million in long-term debt; an increase of $11.8 million in the liability for deferred income taxes; a decrease in retained earnings (increase in accumulated deficit) of $25.7 million; and an increase in additional paid-in capital of $46.0 million. The retrospective application of the new rules resulted in an increase in interest expense and net loss of $1.5 million and $1.8 million and an increase in the loss per share of $(0.04) and $(0.03) for 2008 and 2009, respectively. The consolidated statements of cash flows were also affected by the change in interest expense, which resulted in increases in the reported net losses with corresponding increases in non-cash interest expense, of $1.5 million and $1.8 million for 2008 and 2009, respectively.

Interest and Debt Maturities – During 2008 and 2009, Headwaters incurred total interest costs of approximately $10.8 million and $17.7 million, respectively, including approximately $3.5 million and $5.4 million, respectively, of non-cash interest expense and approximately $0.4 million and $0.2 million, respectively, of interest costs that were capitalized. Interest income was approximately $0.2 million and $0.1 million for 2008 and 2009, respectively. The weighted-average interest rate on the face amount of outstanding long-term debt, disregarding amortization of debt discount and debt issue costs, was approximately 7.7% at September 30, 2009 and 9.9% at December 31, 2009.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 31, 2009

(Unaudited)

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

Headwaters’ outstanding debt as of September 30, 2009 consisted of both fixed-rate debt (all convertible senior subordinated notes) and variable-rate debt (former senior secured debt). As of December 31, 2009, all outstanding long-term debt was fixed-rate. Using fair values for the fixed-rate debt, the fair value of all outstanding long-term debt as of September 30, 2009 and December 31, 2009 would have been approximately $390.0 million and $489.0 million, respectively, compared to carrying values of $423.6 million and $491.0 million, respectively.

Fair value “Level 2” estimates for the long-term debt were based on several factors, including market prices and discounted future cash flows using estimated current risk-adjusted borrowing rates for similar instruments. The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from current market interest rates and differences between Headwaters’ common stock price at the balance sheet measurement dates and the conversion prices for the convertible senior subordinated notes.

8.	Income Taxes

Headwaters’ estimated effective income tax rate for the fiscal year ending September 30, 2010, exclusive of discrete items, is currently estimated to be 51%. Headwaters also recognized $2.9 million of income tax expense for discrete items that did not affect the calculation of the estimated effective income tax rate for the 2010 fiscal year. For 2008, Headwaters used an estimated effective income tax rate of less than 20%, exclusive of $0.5 million of income tax expense for discrete items.

The estimated effective tax rate for fiscal 2010, exclusive of discrete items, is higher than the statutory rate primarily due to a pre-tax loss projected for the year combined with projected Section 45 refined coal tax credits, which will increase any income tax benefit otherwise recorded. The discrete items recorded in 2009 represent primarily changes in estimates related to tax credits and other permanent differences. The fiscal 2009 estimated effective tax rate was also affected by Section 45 tax credits, but had the effect of reducing the effective tax rate because at that time, Headwaters was projecting pre-tax income for the fiscal 2009 year and income tax expense rather than income tax benefit.

Section 45 refined coal tax credits are generated by coal cleaning facilities that Headwaters owns and operates. Headwaters believes it is more likely than not that a significant portion of the refined coal produced at its coal cleaning facilities qualifies for tax credits pursuant to Section 45 of the Internal Revenue Code, notwithstanding the uncertainties and risks associated with the tax credits, as more fully described in Note 10. Excluding the effect of Section 45 tax credits, Headwaters’ estimated effective tax rate for fiscal 2010 would be approximately 33%, due primarily to the effect of valuation allowances and permanent differences.

As of December 31, 2009, Headwaters had approximately $15.0 million of unrecognized tax benefits. Approximately $14.1 million of gross unrecognized income tax benefits would affect the 2010 effective tax rate if released into income.

Headwaters recognizes accrued interest and potential penalties related to all income tax liabilities, including unrecognized income tax benefits, in income tax expense. During 2009, Headwaters recognized approximately $0.1 million of interest and penalties and released approximately $0.1 million of liabilities for interest and penalties. As of December 31, 2009, approximately $4.9 million was accrued for the payment of interest and penalties.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 31, 2009

(Unaudited)

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

9.	Earnings per Share

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended December 31,
(in thousands, except per-share data)	2008	2009
Numerator:
Numerator for basic and diluted earnings per share – net loss	$(2,414)	$(13,898)

Denominator:
Denominator for basic and diluted earnings per share – weighted-average shares outstanding	41,361	59,899

Basic earnings (loss) per share	$(0.06)	$(0.23)

Diluted earnings (loss) per share	$(0.06)	$(0.23)

Anti-dilutive securities not considered in diluted EPS calculation:
Stock options	2,000	1,811
SARs	2,151	2,706
Restricted stock	364	196
Weighted-average shares issuable upon conversion of convertible notes	5,369	702

10.	Commitments and Contingencies

Significant new commitments and ongoing contingencies as of December 31, 2009 not disclosed elsewhere, are as follows.

Property, Plant and Equipment – As of December 31, 2009, Headwaters was committed to spend approximately $2.2 million on capital projects that were in various stages of completion.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 31, 2009

(Unaudited)

Historically, costs paid to outside legal counsel for litigation have comprised a majority of Headwaters’ litigation-related costs. During 2008 and 2009, Headwaters incurred approximately $0.9 million and $1.2 million, respectively, of expense for legal matters, which consisted primarily of costs for outside legal counsel. Headwaters currently believes the range of potential loss for all unresolved matters, excluding costs for outside counsel, is from $1.0 million up to the amounts sought by claimants and has recorded a total liability as of December 31, 2009 of $1.0 million. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Headwaters’ outside counsel currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability to Headwaters. Accordingly, management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability, nor is it possible to estimate what litigation-related costs will be in future periods.

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

Boynton. In October 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. In June 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee filed by former stockholders of Adtech alleging, among other things, fraud, conspiracy, constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. All claims against Headwaters were dismissed in pretrial proceedings except claims of conspiracy and constructive trust. The District Court certified a class comprised of substantially all purported stockholders of Adtech, Inc. At trial, the plaintiffs sought compensatory damages from Headwaters in the approximate amount of $43.0 million plus prejudgment interest and punitive damages. On June 22, 2009, a jury reached a verdict in a trial in the amount of $8.7 million for eight named plaintiffs representing a portion of the class members. The jury also reached a verdict on certain legal liability issues and an advisory verdict on damages of $12.7 million on behalf of the balance of the class members. Fact discovery has begun with respect to unnamed class members. There will be further trial court proceedings to resolve an equitable claim as to all members of the class and the remaining legal issues as to the unnamed class members. It is not expected that a final judgment will be entered by the trial court until all issues are concluded following such further trial court proceedings. The court has set a trial date for the unnamed class members’ claims to begin in June 2010. Once final judgment is entered, the parties may seek relief from judgment by motion to the trial court and by appeal from the final judgment. Because the resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability.

Ecologica Carmelo. Headwaters Resources, Inc. (HRI), a subsidiary through which Headwaters conducts its CCP business, entered into a fly ash supply agreement with Ecologica Carmelo, Inc. (Carmelo) in February 2002 to supply fly ash to Carmelo for sale and use in the Caribbean basin region. The agreement guaranteed first availability of fly ash to Carmelo from specific power generating plants and Carmelo agreed to purchase exclusively from HRI and to purchase a minimum tonnage of fly ash annually. In April 2008, HRI filed an arbitration demand against Carmelo in Atlanta, Georgia, alleging that Carmelo breached the fly ash supply agreement by failing to purchase the minimum annual volume of fly ash it was obligated to purchase under that agreement and for violation of Carmelo’s obligation to exclusively purchase fly ash from HRI. HRI sought approximately $3.9 million for lost profits on minimum fly ash purchases, plus other direct, incidental, and consequential damages relating to Carmelo’s failure to purchase from HRI exclusively.

In June 2008, Carmelo filed its response to HRI’s arbitration demand. Carmelo denied that it breached the fly ash supply agreement, alleged that it properly terminated the agreement, and filed a counterclaim against HRI. Carmelo has alleged that HRI failed to secure a cost-effective source of fly ash for Carmelo in violation of the fly ash supply agreement. Carmelo asserted claims for breach of contract, breach of Puerto Rico Law No. 75, and breach of the covenant of good faith and fair dealing. Carmelo sought damages of at least $12.3 million which allegedly represents the lost value of its investment in a facility designed for the intake and storage of fly ash from HRI. Recently, HRI and Carmelo completed negotiations and executed a settlement agreement resolving all outstanding claims and the arbitration has been dismissed.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 31, 2009

(Unaudited)

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

Coalco Corporation. Beginning in 1996, Headwaters entered into a series of agreements with Coalco Corporation by which Coalco would assist Headwaters in identifying financing sources for synthetic fuel manufacturing projects. Under these agreements, Headwaters agreed to pay certain fees to Coalco. Beginning in 1997, Pelletco Company, an affiliate of Coalco, entered into license agreements for the use of Headwaters’ synthetic fuel technology for which Pelletco agreed to pay certain license fees to Headwaters. As of December 31, 2008, trade receivables include $3.8 million which is due from Pelletco to Headwaters. The synthetic fuel businesses underlying all of these agreements ended during fiscal 2008. In January 2009, Coalco filed a complaint in state court which was removed to the United States District Court for the District of Massachusetts, alleging that Headwaters breached its agreements to pay certain fees to Coalco. Coalco seeks damages in the principal amount plus interest totaling approximately $27.4 million, plus attorneys’ fees, and other costs. Pelletco joined the complaint with Coalco, both seeking declaratory judgment as to their rights and obligations under the various agreements. Headwaters filed an answer denying the allegations of the complaint. Headwaters also filed a counterclaim against the plaintiffs and their principals claiming breach of contract and related claims for failure to pay the $3.8 million due from Pelletco to Headwaters. The court has heard the parties’ cross-motions for summary judgment. Trial is scheduled to begin in March 2010. Because the resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability. Although the merits of Coalco and Pelletco’s claims against Headwaters will be determined in due legal course, management currently believes that the $3.8 million owed to Headwaters from Pelletco is due and collectible.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 31, 2009

(Unaudited)

Fentress Families Trust. VFL Technology Corporation (VFL), acquired by HRI in 2004, provides services related to fly ash disposal to Virginia Electric and Power Company. Approximately 395 plaintiffs, most of whom are homeowners living in the City of Chesapeake, Virginia, filed a complaint in March 2009 in the State of Virginia Chesapeake Circuit Court against 16 named defendants, including Virginia Electric and Power Company, certain persons associated with the Battlefield Golf Course, including the owner, developer, and contractors, and others, including VFL and Headwaters. The complaint alleges that fly ash used to construct the golf course has contaminated area ground water exposing plaintiffs to toxic chemicals and causing property damage. The complaint alleges multiple causes of action and seeks a new water system, monitoring costs, site clean-up, and other damages totaling approximately $1.8 billion, including certain injunctive relief. A second lawsuit was filed in August 2009 and has been consolidated with the first action where approximately 62 plaintiffs have sued essentially the same defendants, alleging similar claims and requests for damages, in excess of $1.5 billion. Headwaters has filed insurance claims, which are the subject of dispute, and the amount of Headwaters’ claims against its insurers exceeds the amount of insurance. The consolidated case is at an early stage of investigation and pleadings by the parties. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability.

Redbird Mountain Coal Company. In December 2008, Covol Fuels No. 3, LLC, one of Headwaters’ subsidiaries, and Yukon Coal Company, LLC, an affiliate of Redbird Mountain Coal Company, LLC, entered into an Amended and Restated Coal Purchase and Refuse Recovery Agreement (“Amended Purchase Agreement”), pursuant to which Covol spent in excess of $25.0 million to construct an on-site coal processing facility on land leased to Redbird by Asher Land and Mineral, LLP. Following a bankruptcy filing by Redbird in June 2009 in the United States Bankruptcy Court for the Eastern District of Kentucky, Redbird marketed the sale of its lease to the land that includes the on-site coal processing facility, claiming the leasehold interest included the coal processing facility. In July 2009, Covol filed an adversary proceeding before the bankruptcy court seeking declaratory judgment that it has exclusive ownership of the on-site coal processing facility, and in the alternative a claim for unjust enrichment against Redbird and Asher. Asher subsequently filed a counterclaim seeking a declaration that Covol has no right or interest in the coal processing facility or that Asher has a perfected security interest. Redbird filed a motion with the bankruptcy court seeking to reject the Amended Purchase Agreement. The parties are working to complete a settlement agreement which will be subject to bankruptcy court approval. As a result of the pending settlement, the trial date has been stricken from the court’s calendar. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability.

Archstone. Archstone owns an apartment complex in Westbury, New York. Archstone alleges that moisture penetrated the building envelope and damaged moisture sensitive parts of the buildings which began to rot and grow mold. In 2008, Archstone evicted its tenants and began repairing the twenty-one apartment buildings. In January 2008, Archstone filed a complaint in the Nassau County Supreme Court of the State of New York against the prime contractor and its performance bond surety, the designer, and Eldorado Stone, LLC which supplied architectural stone that was installed by others during construction. The prime contractor then sued over a dozen subcontractors who in turn sued others. Archstone claims as damages approximately $36.0 million in repair costs, $15.0 million in lost lease payments, and an unknown amount for liabilities to tenants who have sued Archstone, plus prejudgment interest. Eldorado Stone answered denying liability and tendered the matter to its insurers who are paying for the defense of the case. Because the resolution of the action is uncertain, legal counsel and management cannot express an opinion concerning the likely outcome of this matter, the liability of Eldorado Stone, if any, or the insurers’ obligation to indemnify Eldorado Stone against loss, if any.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 31, 2009

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

Section 45K Tax Credits – In prior years, Headwaters claimed Section 45K tax credits for synthetic fuel sales from facilities in which it owned an interest. The IRS is currently auditing Headwaters’ tax credits claimed for synthetic fuel sold from the facilities in which it owned an interest. The tax credits which are under audit that Headwaters believes are more likely than not to be sustained, and are therefore not included in unrecognized income tax benefits in the balance sheet, total approximately $19.6 million.

Section 45 Tax Credits – As explained in Note 8, Headwaters’ effective tax rates for 2008 and 2009 are different from the statutory rate in part due to refined coal tax credits related to facilities that Headwaters owns and operates. Headwaters believes a significant portion of the refined coal produced at these facilities and sold to qualified buyers qualifies for tax credits under Section 45 (which are different from the Section 45K tax credits discussed above) of the Internal Revenue Code. In December 2009, the IRS issued Notice 2009-90 (Notice) giving some public guidance about how this tax credit program will be administered and some of the restrictions on the availability of such credits. Among other things, the Notice requires that for coal cleaning operations to qualify for Section 45 credits, the facilities must have been put into service for the purpose of producing refined coal and must produce refined coal from waste coal. In addition, the Notice gives guidance about the testing that must be conducted to certify the emissions reduction required by Section 45. Based on the language of Section 45 and the Notice, Headwaters believes that its coal cleaning facilities are eligible for Section 45 refined coal tax credits, and as a result, has recognized a benefit for such credits beginning with its fiscal year 2007 income tax provisions. The ability to claim tax credits is dependent upon a number of conditions, including, but not limited to:

•	Placing facilities in service on or before December 31, 2008;

•	Producing a fuel from coal that is lower in NOx and either SOx or mercury emissions by the specified amount as compared to the emissions of the feedstock;

•	Producing a fuel at least 50% more valuable than the feedstock; and

•	Sale of the fuel to a third party for the purpose of producing steam.

Headwaters will be audited by the IRS concerning its Section 45 tax credits. There are multiple bases upon which the IRS may challenge the tax credits, including whether Headwaters’ facilities were placed in service for the purpose of producing refined coal, whether the facilities use waste coal as a feedstock, and whether the testing methods and certifications adequately demonstrate the required emissions reductions. In addition, Congress may modify or repeal Section 45 so that these tax credits may not be available in the future. Through December 31, 2009, Headwaters has recognized a total benefit of approximately $7.8 million related to Section 45 tax credits.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 31, 2009

(Unaudited)

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

11.	Condensed Consolidating Financial Information

Headwaters’ senior secured notes issued in October 2009 are jointly and severally, fully and unconditionally guaranteed by Headwaters Incorporated and by all of Headwaters’ wholly-owned domestic subsidiaries. The non-guaranteeing entities include primarily joint ventures in which Headwaters has a non-controlling ownership interest. Separate stand-alone financial statements and disclosures for Headwaters Incorporated and each of the guarantor subsidiaries are not presented because the guarantees are full and unconditional and the guarantor subsidiaries have joint and several liability.

There are no significant restrictions on the ability of Headwaters Incorporated to obtain funds from the guarantor subsidiaries nor on the ability of the guarantor subsidiaries to obtain funds from Headwaters Incorporated or other guarantor subsidiaries. The non-guaranteeing entities represent less than 3% of consolidated assets, stockholders’ equity, revenues, income before taxes and cash flow from operating activities. Accordingly, the following condensed consolidating financial information does not present separately the non-guarantor entities’ information.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 31, 2009

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET – September 30, 2009

(in thousands)	Guarantor Subsidiaries	Parent Company	Eliminations and Reclassifications	Headwaters Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(2,947)	$18,881	$—	$15,934
Trade receivables, net	91,411			91,411
Inventories	38,729			38,729
Current and deferred income taxes	5,992	6,293	16,482	28,767
Other	11,773	82		11,855

Total current assets	144,958	25,256	16,482	186,696

Property, plant and equipment, net	320,545	771	—	321,316

Other assets:
Intangible assets, net	203,632			203,632
Goodwill	115,999			115,999
Investments in subsidiaries and intercompany accounts	296,906	161,592	(458,498)	—
Intercompany notes	(637,046)	637,046		—
Deferred income taxes	77,284	18,230	(95,514)	—
Other	42,180	21,359		63,539

Total other assets	98,955	838,227	(554,012)	383,170

Total assets	$564,458	$864,254	$(537,530)	$891,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,681	$561	$—	$20,242
Accrued personnel costs	10,955	9,383		20,338
Accrued interest		4,607		4,607
Current and deferred income taxes	(98)	(16,384)	16,482	—
Other accrued liabilities	40,033	3,035		43,068

Total current liabilities	70,571	1,202	16,482	88,255

Long-term liabilities:
Long-term debt		423,566		423,566
Deferred income taxes	94,487	27,962	(95,514)	26,935
Unrecognized income tax benefits	8,097	4,043		12,140
Other	11,280	4,286		15,566

Total long-term liabilities	113,864	459,857	(95,514)	478,207

Total liabilities	184,435	461,059	(79,032)	566,462

Commitments and contingencies

Stockholders’ equity:
Common stock	209,346	60	(209,346)	60
Capital in excess of par value	249,152	638,877	(249,152)	638,877
Retained earnings (accumulated deficit)	(77,189)	(233,695)		(310,884)
Treasury stock and other	(1,286)	(2,047)		(3,333)

Total stockholders’ equity	380,023	403,195	(458,498)	324,720

Total liabilities and stockholders’ equity	$564,458	$864,254	$(537,530)	$891,182

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 31, 2009

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET – December 31, 2009

(in thousands)	Guarantor Subsidiaries	Parent Company	Eliminations and Reclassifications	Headwaters Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$19,970	$70,318	$—	$90,288
Trade receivables, net	62,472			62,472
Inventories	38,104			38,104
Current and deferred income taxes	5,992	6,293	13,425	25,710
Other	7,421	458		7,879

Total current assets	133,959	77,069	13,425	224,453

Property, plant and equipment, net	316,804	419	—	317,223

Other assets:
Intangible assets, net	198,125			198,125
Goodwill	115,999			115,999
Investments in subsidiaries and intercompany accounts	293,850	164,648	(458,498)	—
Intercompany notes	(637,046)	637,046		—
Deferred income taxes	77,284	18,230	(95,514)	—
Other	48,252	28,652		76,904

Total other assets	96,464	848,576	(554,012)	391,028

Total assets	$547,227	$926,064	$(540,587)	$932,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,217	$523	$—	$15,740
Accrued personnel costs	5,431	9,687		15,118
Accrued interest		10,357		10,357
Current and deferred income taxes	(363)	(13,062)	13,425	—
Other accrued liabilities	31,286	2,185		33,471

Total current liabilities	51,571	9,690	13,425	74,686

Long-term liabilities:
Long-term debt		490,990		490,990
Deferred income taxes	94,568	27,298	(95,514)	26,352
Unrecognized income tax benefits	7,765	3,902		11,667
Other	11,000	4,914		15,914

Total long-term liabilities	113,333	527,104	(95,514)	544,923

Total liabilities	164,904	536,794	(82,089)	619,609

Commitments and contingencies

Stockholders’ equity:
Common stock	209,346	60	(209,346)	60
Capital in excess of par value	249,152	640,458	(249,152)	640,458
Retained earnings (accumulated deficit)	(75,028)	(249,754)		(324,782)
Treasury stock and other	(1,147)	(1,494)		(2,641)

Total stockholders’ equity	382,323	389,270	(458,498)	313,095

Total liabilities and stockholders’ equity	$547,227	$926,064	$(540,587)	$932,704

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 31, 2009

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended December 31, 2008

	Guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Company	Consolidated
Revenue:
Light building products	$88,227	$—	$88,227
Heavy construction materials	67,226		67,226
Energy technology	10,713		10,713

Total revenue	166,166	—	166,166

Cost of revenue:
Light building products	70,264		70,264
Heavy construction materials	47,060		47,060
Energy technology	17,201		17,201

Total cost of revenue	134,525	—	134,525

Gross profit	31,641	—	31,641

Operating expenses:
Amortization	5,745		5,745
Research and development	3,461		3,461
Selling, general and administrative	27,297	4,311	31,608

Total operating expenses	36,503	4,311	40,814

Operating loss	(4,862)	(4,311)	(9,173)

Other income (expense):
Net interest expense	(221)	(10,005)	(10,226)
Other, net	(139)	17,574	17,435

Total other income (expense), net	(360)	7,569	7,209

Income (loss) before income taxes	(5,222)	3,258	(1,964)
Income tax benefit (provision)	1,227	(1,677)	(450)

Net income (loss)	$(3,995)	$1,581	$(2,414)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 31, 2009

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended December 31, 2009

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Revenue:
Light building products	$71,231	$—	$71,231
Heavy construction materials	55,875		55,875
Energy technology	12,540		12,540

Total revenue	139,646	—	139,646

Cost of revenue:
Light building products	52,638		52,638
Heavy construction materials	43,393		43,393
Energy technology	14,230		14,230

Total cost of revenue	110,261	—	110,261

Gross profit	29,385	—	29,385

Operating expenses:
Amortization	5,611		5,611
Research and development	1,915		1,915
Selling, general and administrative	20,645	7,542	28,187

Total operating expenses	28,171	7,542	35,713

Operating income (loss)	1,214	(7,542)	(6,328)

Other income (expense):
Net interest expense	(172)	(17,248)	(17,420)
Other, net	1,280		1,280

Total other income (expense), net	1,108	(17,248)	(16,140)

Income (loss) before income taxes	2,322	(24,790)	(22,468)
Income tax benefit (provision)	(581)	9,151	8,570

Net income (loss)	$1,741	$(15,639)	$(13,898)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 31, 2009

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended December 31, 2008

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Cash flows from operating activities:
Net income (loss)	$(3,995)	$1,581	$(2,414)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,367	95	19,462
Interest expense related to amortization of debt issue costs and debt discount		3,540	3,540
Stock-based compensation	1,097	612	1,709
Gain from convertible debt extinguishment		(17,574)	(17,574)
Net losses of unconsolidated joint ventures	2,576		2,576
Net loss on disposition of property, plant and equipment	224		224
Decrease in trade receivables	41,082		41,082
Increase in inventories	(1,705)		(1,705)
Decrease in accounts payable and accrued liabilities	(12,211)	(158)	(12,369)
Other changes in operating assets and liabilities, net	(20,522)	27,584	7,062

Net cash provided by operating activities	25,913	15,680	41,593

Cash flows from investing activities:
Purchase of property, plant and equipment	(18,060)	(34)	(18,094)
Proceeds from disposition of property, plant and equipment	120		120
Net change in other assets	244	117	361

Net cash provided by (used in) investing activities	(17,696)	83	(17,613)

Cash flows from financing activities:
Other debt issue costs		(1,180)	(1,180)
Employee stock purchases	312	69	381
Proceeds from exercise of stock options		410	410

Net cash provided by (used in) financing activities	312	(701)	(389)

Net increase in cash and cash equivalents	8,529	15,062	23,591
Cash and cash equivalents, beginning of period	(8,710)	30,347	21,637

Cash and cash equivalents, end of period	$(181)	$45,409	$45,228

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

December 31, 2009

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended December 31, 2009

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Cash flows from operating activities:
Net income (loss)	$1,741	$(15,639)	$(13,898)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,124	40	14,164
Interest expense related to amortization of debt issue costs and debt discount		5,417	5,417
Stock-based compensation	880	410	1,290
Net gains of unconsolidated joint ventures	(2,769)		(2,769)
Net gain on disposition of property, plant and equipment	(1,276)		(1,276)
Decrease in trade receivables	28,939		28,939
Decrease in inventories	939		939
Decrease (increase) in accounts payable and accrued liabilities	(18,735)	5,166	(13,569)
Other changes in operating assets and liabilities, net	3,490	1,637	5,127

Net cash provided by (used in) operating activities	27,333	(2,969)	24,364

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,325)	(4)	(7,329)
Proceeds from disposition of property, plant and equipment	3,479		3,479
Net change in other assets	(729)	54	(675)

Net cash provided by (used in) investing activities	(4,575)	50	(4,525)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt		316,587	316,587
Payments on long-term debt		(259,795)	(259,795)
Other debt issue costs		(2,456)	(2,456)
Employee stock purchases	159	20	179

Net cash provided by financing activities	159	54,356	54,515

Net increase in cash and cash equivalents	22,917	51,437	74,354
Cash and cash equivalents, beginning of period	(2,947)	18,881	15,934

Cash and cash equivalents, end of period	$19,970	$70,318	$90,288

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-Q. Our fiscal year ends on September 30 and unless otherwise noted, references to 2008 refer to our fiscal quarter ended December 31, 2008 and references to 2009 refer to our fiscal quarter ended December 31, 2009. Other references to years refer to our fiscal year rather than a calendar year.

Overview

Consolidation and Segments. The consolidated financial statements include the accounts of Headwaters, all of our subsidiaries, and other entities in which we have a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation.

We currently operate in three industries: light building products, heavy construction materials and energy technology. In the light building products segment, we design, manufacture, and sell manufactured architectural stone, exterior siding accessories (such as shutters, mounting blocks, and vents), concrete block and other building products. Revenues consist of product sales to wholesale and retail distributors, contractors and other users of building products. We are a nationwide leader in the management and marketing of CCPs, including fly ash used as a replacement for portland cement. Revenues in the heavy construction materials segment consist primarily of CCP product sales with a smaller amount of service revenue. In the energy technology segment, we are focused on reducing waste and increasing the value of energy-related feedstocks, primarily in the areas of low-value coal and oil. Revenues for the energy technology segment consist primarily of coal sales.

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

During fiscal years 2008 and 2009, our primary focus was on the development of our coal cleaning business and our primary use of cash consisted of maintenance and growth capital expenditures, a major portion of which related to our coal cleaning facilities in the energy technology segment. In late fiscal 2008 and in fiscal 2009, as the economy deteriorated, we focused on cost savings and strengthening our balance sheet. We engaged in significant cost savings in our light building products segment by reducing advertising, employee and transportation expenses. Our Continuous Improvement Initiative within our heavy construction materials segment has focused on reducing our cost structure through process improvements, headcount reductions, lower maintenance spending and improved terms on operating leases. We consolidated management of our heavy construction materials business and our coal cleaning business to reduce overhead. We also significantly reduced corporate and research and development spending. At the same time, we sought to reduce indebtedness by convertible note exchanges for new convertible debt at reduced principal amounts and for common stock, and repaid $34.5 million of our former senior secured debt from proceeds of the sale of common stock.

In October 2009, we issued new senior secured notes aggregating approximately $328.3 million, for net proceeds of approximately $316.6 million. We used approximately $260.0 million of the proceeds to repay all of our obligations under the former senior secured credit facility and virtually all of our outstanding 2.875% convertible senior subordinated notes. Also in October 2009, we entered into a $70.0 million asset based revolving loan facility (ABL Revolver) that is currently undrawn.

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

There has been a severe slowing in the years 2007 through 2009 of new housing starts and in home sales generally. Bank foreclosures have put a large number of homes into the market for sale, effectively limiting some of the incentives to build new homes. The homebuilding industry continues to experience a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available for sale. Because our residential building products business relies upon the home improvement and remodeling markets as well as new construction, we experienced a further slowdown in sales activity in fiscal 2009. Interest rate increases, limits on credit availability, further foreclosures, home price depreciation, and an oversupply of homes for sale in the market may adversely affect homeowners’ and/or homebuilders’ ability or desire to engage in construction or remodeling, resulting in a continued or further slowdown in new construction or remodeling and repair activities.

We, like many others in the light building products industry, experienced a large drop in orders and a reduction in our margins in fiscal 2008 and 2009 relative to prior years. In fiscal 2007, 2008 and 2009, we recorded significant goodwill impairments associated with our light building products business. None of the impairment charges in these years affected our cash position, cash flow from operating activities or debt covenant compliance. We can provide no assurances that the light building products market will improve in the near future. Some recent industry reports suggest that the national home construction trend may be at or near the end of its decline. However, we expect weakness to continue into the earlier part of 2010 and expect improved market conditions in the second half of 2010 based on current housing market forecasts showing the start of a housing recovery at such time.

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

Heavy Construction Materials Segment. Our business strategy in the heavy construction materials industry is to negotiate long-term contracts with suppliers, supported by investment in transportation and storage infrastructure for the marketing and sale of CCPs. We are also continuing our efforts to expand the use of high-value CCPs, develop more uses for lower-value CCPs, and expand our CCP disposal services. While all of our businesses have been affected by the current recession, the impact on our heavy construction materials segment has been somewhat less severe than on our other segments. We anticipate that if the federal government expands its funding of roads, bridges, and other infrastructure projects as a part of its economic stimulus program, this should improve the demand for CCPs in the future. Finally, a key element of our strategy is to increase our service revenue generated from CCP management.

Energy Technology Segment. We own and operate newly-constructed and recently-renovated coal cleaning facilities that remove impurities from waste coal, resulting in higher-value, marketable coal. Construction of these facilities is now complete, but it was our largest single investment of cash during fiscal 2008 and 2009. Capital expenditures in fiscal 2008 and 2009 were financed primarily with available cash from operations and lease financing. Capital expenditures in 2010 and future years are expected to be significantly lower than in fiscal 2008 and 2009.

For fiscal 2009, coal sales were $58.1 million, compared to $38.7 million for fiscal 2008, but coal sales decreased from $12.3 million for the three months ended December 31, 2008 to $8.8 million for the three months ended December 31, 2009, primarily due to the rapid decline in demand and pricing for coal, especially metallurgical grade coal. In addition, we have experienced high start-up costs and operational challenges as we have finished construction and renovation activities and commenced operations at many facilities in a short period of time. As of December 31, 2009, we have temporarily curtailed operations at three of our coal cleaning facilities and reduced staffing at other facilities to better match coal production with current demand.

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

Debt and Liquidity. We incurred indebtedness in prior years to make strategic acquisitions, but were also able to increase cash flows and utilize that cash to reduce debt levels. We became highly leveraged as a result of acquisitions, but reduced our outstanding debt significantly since that time through fiscal 2008 by using cash generated from operations, from underwritten public offerings of common stock and from proceeds from settlement of litigation. During 2005 through fiscal 2008, we made several early repayments of our long-term debt. In fiscal 2008 and 2009, early repayments of long-term debt decreased as compared to earlier periods primarily due to our investments of available cash in the development of our coal cleaning business in the energy technology segment. Cash needs for capital expenditures continued in fiscal 2009, so we were and continue to be highly focused on liquidity to enable us to continue implementing our overall operational strategy.

We lowered the aggregate amount of indebtedness under our convertible notes by $64.2 million in fiscal 2009 by engaging in several exchanges of our convertible notes for common stock and new series of convertible notes bearing a higher interest rate. We also sold common stock in a public offering in September 2009 and used net proceeds of approximately $34.5 million to repay part of our former senior secured debt. In October 2009, we issued new senior secured notes aggregating approximately $328.3 million, for net proceeds of approximately $316.6 million. We used most of the proceeds to repay all of our remaining obligations under the former senior secured credit facility and virtually all of our outstanding 2.875% convertible senior subordinated notes. Also in October 2009, we entered into a $70.0 million ABL Revolver. Upon completion of these financings, we now have no debt maturities prior to 2014, unless the holders of the 16% convertible senior subordinated notes, totaling approximately $48.3 million, exercise their put option in 2012. We currently have approximately $90.0 million of cash on hand and additional liquidity is expected to be generated from operations over the next 12 months.

In summary, our strategy for 2010 and subsequent years is to significantly reduce capital expenditures, continue efforts to streamline operations and reduce operating and general overhead costs, and to reduce our outstanding debt levels using cash on hand and cash flow from operations to the extent deemed prudent.

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

The information set forth below compares our operating results for the quarter ended December 31, 2009 (2009) with operating results for the quarter ended December 31, 2008 (2008).

Summary. Our total revenue for 2009 was $139.6 million, down 16% from $166.2 million for 2008. Gross profit decreased 7%, from $31.6 million in 2008 to $29.4 million in 2009. Our operating loss decreased from $(9.2) million in 2008 to $(6.3) million in 2009, and the net loss increased from $(2.4) million, or a diluted loss per share of $(0.06), in 2008, to a net loss of $(13.9) million, or $(0.23) per diluted share, in 2009. The increase in net loss in 2009 was primarily due to the $17.6 million gain on debt extinguishment in 2008 and a $7.2 million increase in interest expense in 2009 as compared to 2008.

Revenue and Gross Margins. The major components of revenue, along with gross margins, are discussed in the sections below.

Light Building Products Segment. Sales of light building products during 2009 were $71.2 million with a corresponding gross profit of $18.6 million. Sales of light building products during 2008 were $88.2 million with a corresponding gross profit of $18.0 million. The decrease in our sales of light building products in 2009 was due primarily to the continuing effects of the depressed new housing and residential remodeling markets which impacted sales across most of our product lines. Notwithstanding the lower sales in 2009, the gross margin percentage increased from 2008 to 2009 due primarily to our cost reduction efforts initiated in fiscal 2009. We believe our niche strategy and our focus on productivity improvements and cost reductions tempered somewhat the impact of the severe slowdown in new residential construction; however, the recession has resulted in higher unemployment, adding to the high level of home foreclosures, putting additional homes on the market and further reducing the demand for new construction.

        New housing starts according to the National Association of Home Builders were 0.9 million and 0.6 million units in calendar 2008 and 2009, respectively, compared to a 10-year average of 1.5 million units. Our light building products business relies on the home improvement and remodeling markets as well as new construction. The U.S. Census Bureau’s Value of Private Residential Construction Spending Put in Place data on homeowner improvement activity shows that the four-quarter moving average peaked at $146.2 billion in the second quarter of calendar 2007 and fell to approximately $114.5 billion by the third quarter of calendar 2009. The Leading Indicator of Remodeling Activity estimate issued by the Joint Center for Housing Studies at Harvard University has estimated that the four-quarter moving average will be only $110.9 billion in the third quarter of calendar 2010, which would be the lowest level since the second quarter of calendar 2004. Given our market leadership positions and reduced cost structure, we believe that we are positioned to benefit from a rebound in the housing market when it occurs. We believe the residential housing market is in the early stages of a broad recovery and that the long-term growth prospects in the industry are strong. According to the U.S. Census Bureau, seasonally-adjusted annualized housing starts in December 2009 were up 14% from their lows experienced in early calendar 2009, but current seasonally-adjusted annualized housing starts are still well below the 50-year average of 1.5 million units. According to the Harvard Joint Center for Housing Studies, the nation’s housing stock will have to accommodate approximately 12.5 million to 14.8 million additional households due to population growth over the next decade, or approximately 1.3 million to 1.5 million households per year.

Heavy Construction Materials Segment. Heavy construction materials revenues for 2009 were $55.9 million with a corresponding gross profit of $12.5 million. Heavy construction materials revenues for 2008 were $67.2 million with a corresponding gross profit of $20.2 million. The decrease in heavy construction materials revenues in 2009 compared to 2008 was due primarily to significant reductions in concrete consumption, partially offset by increased revenue from service contracts. The reduction in concrete consumption resulted primarily from declines in commercial construction and state infrastructure spending and poor weather. The gross margin percentage decreased from 2008 to 2009 primarily due to a decrease in higher margin CCP product sales as a percentage of total revenue in 2009 and fewer fixed costs being absorbed as a result of lower total sales.

Energy Technology Segment. Energy technology revenues consisted primarily of coal sales related to our coal cleaning business, along with equity earnings or loss from our joint venture investments in an ethanol plant located in North Dakota and a hydrogen peroxide plant in South Korea. Segment revenues for 2009 were $12.5 million with a corresponding gross profit (loss) of $(1.7) million. Segment revenues for 2008 were $10.7 million with a corresponding gross profit (loss) of $(6.5) million. Cost of revenue exceeded revenue for this segment in both periods due primarily to low coal prices and ongoing start-up and ramp-up costs for newly-constructed and renovated coal cleaning facilities that were placed in service in late fiscal 2008 and in the quarter ended December 31, 2008.

As of December 31, 2009, we have temporarily idled three of our coal cleaning facilities to align production to sales and to concentrate production in fewer facilities. We have also reduced staffing at other facilities and cut costs at all locations to reduce the breakeven point for the coal cleaning business. However, to be successful, we must overcome operational issues, including securing and maintaining strategic relationships with coal companies, landowners, and others that host our coal cleaning facilities; securing adequate coal feedstock at a reasonable price; efficiently handling and transporting materials; and efficiently operating our dredging, slurry piping and coal cleaning equipment.

In the future, we will likely need to undertake the significant disruption and expense of relocating facilities and entering into new strategic relationships where feedstock is exhausted or other critical arrangements come to an end. We have not achieved our planned economies of scale based upon budgeted full production, and to date, our coal cleaning facilities have not consistently operated at a cost that is less than the revenues generated. Profitability depends on our ability to increase production and sales of cleaned coal. If these facilities operate at low production levels or cannot produce fuel at a cost and quality satisfactory to customers, these operations may not become profitable.

Coal is a commodity that can be produced and shipped worldwide. The U.S. and worldwide economic slowdown has reduced energy requirements including the demand for steam coal in the markets in which we operate. In addition, the economic slowdown has reduced the demand and production of steel and some of our clean coal revenues come from the sale of metallurgical grade coal used in steel making. Selling our finished product, which is generally of smaller particle size (called fines), is often more difficult than selling run-of-mine coal produced by our competitors. While we believe that an economic recovery will increase the demand for energy and steel, including our coal products, there is no assurance that demand will increase to levels that could make us profitable in the future.

Operating Expenses. Research and development expense decreased by $1.5 million from 2008 to 2009, primarily because of decreased spending on our coal-to-liquids and hydrogen peroxide technologies. Selling, general and administrative expenses decreased $3.4 million, or 11%, to $28.2 million in 2009 from $31.6 million in 2008. The decrease in 2009 was due to reduced expenses in every significant category of expense except for professional services. The largest contributor of cost savings was personnel-related costs, totaling approximately $3.1 million, which decreased primarily because of headcount reductions. Professional services increased by approximately $2.5 million in 2009 due primarily to $3.3 million of consultation costs related to recapitalization transactions that occurred in 2009 and other periods. Due to cost-cutting activities initiated in fiscal 2009, we expect selling, general and administrative expenses for 2010 to be below comparable fiscal 2009 levels.

Other Income and Expense. During 2009, we reported net other expense of $16.1 million, compared to net other income of $7.2 million during 2008. The change in other income and expense of $23.3 million was comprised of an increase in net interest expense of approximately $7.2 million, combined with a decrease in net other income of approximately $16.1 million.

Net interest expense increased from $10.2 million in 2008 to $17.4 million in 2009 due to several factors, most notably increased interest expense attributed to i) the issuance of $328.3 million of new 11.375% senior secured notes and the repayment of approximately $260.0 million of lower rate former secured notes and convertible debt with a portion of the net proceeds; ii) the acceleration of amortization of $2.6 million of debt issue costs in 2009 compared to $1.0 million of accelerated amortization of debt issue costs in 2008, all related to early-retired debt in the respective periods; and iii) increased effective interest rates on outstanding convertible debt in 2009 resulting from the convertible debt exchange transactions in fiscal 2009. Due primarily to the October 2009 issuance of new high-rate senior secured notes, we expect interest expense for 2010 to significantly exceed the level for fiscal 2009. Reference is made to Note 6 to the consolidated financial statements for a discussion of the implementation of new accounting rules for our convertible debt, which affected the amount of interest expense recognized in both 2008 and 2009, and which will affect the amount of interest expense recognized in 2010.

The decrease in net other income of $16.1 million represented primarily a $17.6 million gain on debt extinguishment in 2008 ($0 in 2009), partially reduced by an increase in the net gain on disposition of property, plant and equipment in 2009 of approximately $1.5 million, as compared to 2008.

Income Tax Provision. Our estimated effective income tax rate for the fiscal year ending September 30, 2010, exclusive of discrete items, is currently estimated to be 51%. We also recognized $2.9 million of income tax expense for discrete items that did not affect the calculation of the estimated effective income tax rate for the 2010 fiscal year. For 2008, we used an estimated effective income tax rate of less than 20%, exclusive of $0.5 million of income tax expense for discrete items.

The estimated effective tax rate for fiscal 2010, exclusive of discrete items, is higher than the statutory rate primarily due to a pre-tax loss projected for the year combined with projected Section 45 refined coal tax credits, which will increase any income tax benefit otherwise recorded. The discrete items recorded in 2009 represent primarily changes in estimates related to tax credits and other permanent differences. The fiscal 2009 estimated effective tax rate was also affected by Section 45 tax credits, but had the effect of reducing the effective tax rate because at that time, we were projecting pre-tax income for the fiscal 2009 year and income tax expense rather than income tax benefit.

Section 45 refined coal tax credits are generated by coal cleaning facilities that we own and operate. We believe it is more likely than not that a significant portion of the refined coal produced at our coal cleaning facilities qualifies for tax credits pursuant to Section 45 of the Internal Revenue Code, notwithstanding the uncertainties and risks associated with the tax credits, as more fully described in Note 10 to the consolidated financial statements. Excluding the effect of Section 45 tax credits, our estimated effective tax rate for fiscal 2010 would be approximately 33%, due primarily to the effect of valuation allowances and permanent differences.

Impact of Inflation and Related Matters

In certain periods, some of our operations have been negatively impacted by increased raw materials costs for commodities, such as polypropylene and poly-vinyl chloride in the light building products segment; however, the negative impact has generally been less significant during 2009 than during prior periods. We have been successful in passing on some, but not all, increased materials costs to customers. Additionally, 2008-2009 decreases in fuel costs have benefited all of our business units. It is not possible to accurately predict the future trends of these costs, nor our ability to pass on any future price increases to customers.

Liquidity and Capital Resources

Summary of Cash Flow Activities. Net cash provided by operating activities for 2009 was $24.4 million, compared to $41.6 million for 2008. Profitability decreased in 2009 compared to 2008 primarily due to the $17.6 million gain on debt extinguishment in 2008 (which had no cash flow impact) and a $7.2 million increase in interest expense in 2009 as compared to 2008 (most, but not all of which did have an impact on cash flow). Due primarily to the seasonality of our business, there were positive cash flows in both 2008 and 2009 from the collection of trade receivables, but cash provided from these collections was $12.1 million higher in 2008 than in 2009. This change primarily resulted from decreased revenues in the light building products and heavy construction materials segments in summer 2009 as compared to summer 2008, which in turn resulted in lower trade receivable balances as of September 30, 2009 than as of September 30, 2008. We have not experienced any significant changes in our historical pattern of receivable collections or in trade account delinquencies.

In both 2008 and 2009, our primary investing activity consisted of the purchase of property, plant and equipment, along with in 2009, proceeds from the disposition of property, plant and equipment. There were no significant financing activities in 2008 that involved the use of cash; however, we did complete an exchange of existing convertible debt for new convertible debt. In 2009 we consummated a significant restructuring of our long-term debt resulting in the issuance of new senior secured notes and the repayment of all of our former senior secured debt and a portion of our convertible debt. More details about our investing and financing activities are provided in the following paragraphs.

Investing Activities. Total expenditures for property, plant and equipment in 2009 were $7.3 million, a decrease of $10.8 million from 2008. In 2008, the substantial majority of capital expenditures were for projects in the energy technology segment, primarily the construction and renovation of coal cleaning facilities. In 2009, the majority of capital expenditures were related to the maintenance of operating capacity in our light building products segment. Total fiscal year 2010 capital expenditures are currently expected to be approximately $30.0 million, significantly less than the level of expenditures in fiscal 2009. Also, spending on coal cleaning facilities in fiscal 2010 will comprise a much smaller portion of total expenditures as compared to fiscal years 2008 and 2009.

Capital expenditures are limited by the terms of our new ABL Revolver to $60.0 million in 2010, $55.0 million in 2011 and $60.0 million in 2012. As of December 31, 2009, we were committed to spend approximately $2.2 million on capital projects that were in various stages of completion. In 2009, we realized $3.5 million of proceeds from the sale of property, plant and equipment, most of which represented non-strategic assets in our light building products segment.

We intend to continue to expand our business through growth of existing operations and commercialization of technologies currently being developed. Acquisitions have historically been an important part of our long-term business strategy; however, primarily because of debt covenant restrictions, but also due to cash flow considerations and current events affecting the debt and equity markets, we do not currently anticipate any significant acquisitions in the foreseeable future. We have also invested in several joint ventures, which are accounted for using the equity method of accounting, but we do not currently have plans to significantly increase our investments in those entities. Our new debt agreements significantly limit potential acquisitions and investments in joint ventures, with the ABL Revolver being the most restrictive. During the four-year term of the ABL Revolver, our acquisitions and investments in joint ventures and other less than 100%-owned entities are limited to a total cumulative consideration of $3.0 million.

Financing Activities. In 2008, we exchanged approximately $80.9 million of our 2.875% convertible senior subordinated notes due 2016 for $63.3 million of new 16% convertible senior subordinated notes due 2016. A gain, recorded in other income (expense) in the accompanying consolidated statement of operations of approximately $17.6 million was recognized on the extinguishment of debt. Additionally, approximately $1.0 million of unamortized debt issue costs related to the extinguished $80.9 million of debt was charged to interest expense and approximately $1.0 million of new debt issue costs were incurred related to the 16% convertible notes.

In October 2009, we issued new senior secured notes aggregating approximately $328.3 million, for net proceeds of approximately $316.6 million. We used most of the proceeds to repay all of our obligations under the former senior secured credit facility and virtually all of the outstanding 2.875% convertible senior subordinated notes. Because the amount outstanding under the former revolving credit arrangement as of September 30, 2009 ($25.0 million) was repaid with those proceeds, we classified it as long-term in the accompanying consolidated balance sheet. In connection with the termination of the former credit facility and early repayment of the debt, we wrote off all remaining related debt issue costs, aggregating approximately $2.0 million. In addition, in connection with consultations related to recapitalization transactions that occurred in 2009 and other periods, we incurred $3.3 million of costs that were expensed in 2009, which amount is included in selling, general and administrative expenses in the statement of operations. Also in October 2009, we entered into a $70.0 million ABL Revolver for which we incurred approximately $2.5 million of debt issue costs in 2009. Significant terms of the new senior secured notes and the ABL Revolver, as well as all of our convertible senior subordinated notes are described in Note 6 to the consolidated financial statements.

Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of certain assets of our light building products and heavy construction materials segments, consisting of trade receivables and inventories, which secure the borrowings. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets. The ABL Revolver matures in October 2013, at which time all amounts borrowed must be repaid and the lending commitment terminates. There have been no borrowings under the ABL Revolver since it was entered into in October 2009.

Following the October 2009 issuance of the new senior secured notes and the repayments of outstanding debt with most of those proceeds, there are currently no maturities of debt prior to 2014, unless the holders of the 16% convertible senior subordinated notes exercise their put option in 2012. Following certain asset sales, as defined, we could be required to prepay a portion of the senior secured notes.

As described in more detail in Note 6 to the consolidated financial statements, in May 2008, the FASB issued new rules related to accounting for convertible debt that may be settled in cash upon conversion. The new rules specify that issuers of convertible debt that can be settled in cash separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized. The adoption of the new rules on October 1, 2009 resulted in a redetermination of the carrying amounts of our 2.50% convertible notes, 16% convertible notes and 14.75% convertible notes, calculated by measuring the fair values of similar debt instruments that do not have the conversion features, and recording an equity component for the difference between the original proceeds of the debt and the redetermined amounts of debt.

The retrospective application of the new rules resulted in the following cumulative changes to the balance sheet as of September 30, 2009: a decrease of $0.7 million in debt issue costs; a decrease of $32.8 million in long-term debt; an increase of $11.8 million in the liability for deferred income taxes; a decrease in retained earnings (increase in accumulated deficit) of $25.7 million; and an increase in additional paid-in capital of $46.0 million. The retrospective application of the new rules resulted in an increase in interest expense of $1.5 million and $1.8 million and an increase in the loss per share of $(0.04) and $(0.03) for 2008 and 2009, respectively. The consolidated statements of cash flows were also affected by the change in interest expense, which resulted in increases in the reported net losses with corresponding increases in non-cash interest expense, of $1.5 million and $1.8 million for 2008 and 2009, respectively. There were no changes in the total cash provided by operating activities in any period.

Compliance with Terms of Senior Secured Notes and ABL Revolver. We were in compliance with all debt covenants as of December 31, 2009. The senior secured notes and ABL Revolver limit the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling assets, making capital expenditures, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if in the future the availability under the ABL Revolver is less than 50% of the total $70.0 million commitment, or $35.0 million currently, we are required to maintain a monthly fixed charge coverage ratio of at least (i) 1.0x for the last twelve-month period for each month ending on or prior to December 31, 2010, and (ii) 1.1x for the last twelve-month period for each month ending after December 31, 2010.

As of December 31, 2009, availability under the ABL Revolver was approximately $45.0 million. However, due primarily to the seasonality of our operations, there is risk that the availability under the ABL could fall below $35.0 million in a future period, with the highest risk most likely occurring in the quarter ending March 31, 2010. As of December 31, 2009, our fixed charge coverage ratio, as defined in the ABL Revolver agreement, is less than 1.0 and it is likely the ratio will remain below 1.0 throughout fiscal 2010 due to declining EBITDAR, increasing interest costs on our indebtedness and historical capital expenditures. EBITDAR is described as net income (loss) i) plus net interest expense, income taxes (as defined), depreciation and amortization, non-cash charges such as goodwill and other impairments, and rent expense; ii) minus capital expenditures and cash payments for income taxes; iii) plus or minus other specified adjustments such as equity earnings or loss in joint ventures. Fixed charges consist of cash payments for debt service plus rent expense.

If availability under the ABL Revolver were to decline below $35.0 million at some future date and the fixed charge coverage ratio were to also decline below 1.0, the ABL Revolver lender could issue a notice of default. Management currently believes it is unlikely such a notice of default would occur because there are currently no outstanding borrowings under the ABL Revolver and it is remote that there will be any outstanding borrowings under the ABL Revolver in 2010. If a notice of default were to become imminent, we would seek an amendment to the ABL Revolver, or alternatively, a waiver of the availability requirement and/or fixed charge coverage ratio for a period of time.

Approximately $212.6 million remains available for future offerings of securities under a universal shelf registration statement filed with the SEC in 2008. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering could commence under the registration statement.

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

Working Capital. As of December 31, 2009, our working capital was $149.8 million (including $90.3 million of cash and cash equivalents) compared to $98.4 million as of September 30, 2009. The increase in working capital resulted primarily from the issuance of new senior secured notes described above. In addition, notwithstanding the continuing decrease in light building products and heavy construction materials revenues as a result of existing economic conditions, we currently expect operations to produce positive cash flow in 2010 and in future years. We believe our current amount of working capital will be sufficient for operating needs for the next 12 months, and currently believe that it will not be necessary to utilize borrowing capacity under the ABL Revolver for our seasonal cash needs or otherwise in 2010.

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

As of December 31, 2009, we had approximately $15.0 million of unrecognized tax benefits. Approximately $14.1 million of gross unrecognized income tax benefits would affect the 2010 effective tax rate if released into income. We recognize accrued interest and potential penalties related to all income tax liabilities, including unrecognized income tax benefits, in income tax expense. During 2009, we recognized approximately $0.1 million of interest and penalties and released approximately $0.1 million of liabilities for interest and penalties. As of December 31, 2009, approximately $4.9 million was accrued for the payment of interest and penalties.

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

Former Debt Covenant Compliance and EBITDA. During fiscal 2009, we experienced potential debt covenant compliance risk related to certain leverage and fixed charge coverage ratios associated with our former senior secured credit facility. The potential risk was primarily the result of declining EBITDA combined with increased levels of capital expenditures. EBITDA was defined as net income (loss) plus net interest expense, income taxes (as defined), depreciation and amortization, stock-based compensation, foreign currency translation gain or loss and goodwill and other impairments.

EBITDA, in addition to being used to monitor compliance with debt covenants, has also been used by management to measure operating performance, as a supplement to our consolidated financial statements presented in accordance with generally accepted accounting principles (GAAP). EBITDA is also used by investors to measure a company’s ability to service its debt and meet its other cash needs. The EBITDA calculation used to measure compliance with debt covenants was consistent with the definitions of such items in our former senior secured credit facility and with the definitions management has used historically and continues to use when measuring operating performance, but differs in certain respects with the definitions in our new October 2009 debt agreements. The differences between the definition of EBITDA in our former debt agreement and in our new debt agreements concern primarily income tax credits and, to a lesser extent, other specified non-cash adjustments.

Management believes EBITDA is helpful in highlighting trends, because EBITDA excludes certain results of decisions that are outside the control of operating management which can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, tax jurisdictions and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than by using GAAP results alone.

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

The following table summarizes, for the dates indicated, the calculations of trailing twelve months (TTM) EBITDA, defined consistently with our former debt agreement and with management’s historical and current usage of EBITDA as a supplement to our consolidated financial statements in measuring operating performance. EBITDA by segment is also presented.

(in thousands)	September 30, 2008	September 30, 2009	December 31, 2009
Net income (loss)	$(175.7)	$(431.5)	$(443.0)
Net interest expense	29.8	46.1	53.3
Income taxes, as defined	2.2	(76.2)	(88.6)
Depreciation and amortization, as defined	74.2	71.7	66.0
Impairments, as defined	211.6	464.0	463.5
Inducement loss on debt to equity exchange and additional book gain on convertible debt exchange	—	31.3	31.3

TTM EBITDA, as defined	$142.1	$105.4	$82.5

Light building products segment	$73.6	$45.6	$48.0
Heavy construction materials segment	72.8	60.4	53.3
Energy technology segment	11.8	(16.0)	(13.1)
Corporate	(16.1)	15.4	(5.7)

TTM EBITDA, all segments	$142.1	$105.4	$82.5

Legal Matters

We have ongoing litigation and asserted claims which have been incurred during the normal course of business. Reference is made to Note 10 to the consolidated financial statements for a description of our accounting for legal costs and for other information about legal matters.

Recent Accounting Pronouncements

Reference is made to Note 1 to the consolidated financial statements for a discussion of accounting pronouncements that have been recently issued which we have not yet adopted. Reference is made to Note 6 for a discussion of the new rules related to accounting for convertible debt that were adopted on October 1, 2009 and applied retrospectively to all periods subsequent to January 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, primarily related to certain foreign currencies and interest rates. We do not use derivative financial instruments for speculative or trading purposes. We have entered into certain hedge transactions in the past, primarily to limit variable interest rate exposure, but there are no such hedges outstanding as of December 31, 2009. The Blue Flint joint venture has derivatives in place related to variable interest rates and commodities.

We have limited operations in foreign jurisdictions. However, one of our joint ventures with Evonik Industries AG owns a hydrogen peroxide business located in South Korea. This joint venture has € 22.5 million (approximately $32.2 million at December 31, 2009) of long-term debt along with other obligations denominated in Euros. Because this debt and other obligations are repayable in a currency different from the Korean Won, the joint venture’s functional currency, they must be remeasured into Korean Won at the end of each reporting period based on period end exchange rates, with the impact recorded in earnings. As a result, the joint venture is subject to foreign currency exchange rate movements. During 2009, the joint venture recorded foreign currency exchange gains of which $0.3 million has been included in our results of operations. As of December 31, 2009, a change in the relationship between the Euro and Korean Won of 10% would result in a gain or loss of approximately $1.6 million for us.

As described in more detail in Note 6 to the consolidated financial statements, our former senior debt totaling $188.0 million as of September 30, 2009 bore interest at a variable rate; however, all of this debt was repaid in October 2009 and currently, we have no variable rate debt outstanding. Future borrowings, if any, under our new ABL Revolver will bear interest at a variable rate, as described in Note 6.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of December 31, 2009, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2009 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See “Legal Matters” in Note 10 to the consolidated financial statements for a description of current legal proceedings.

ITEM 1A.	RISK FACTORS

Risks relating to our business, our common stock and indebtedness are described in Item 1A of our Form 10-K. The following four risk factors relate to our coal cleaning operations and Section 45 tax credits and replace the three risk factors related to coal cleaning and Section 45 included in the Form 10-K.

The profitability of HES depends upon the operational success of our new coal cleaning business.

By December 2008, HES had acquired or completed construction on eleven coal cleaning facilities. To be successful, HES must overcome operational issues. This is a new business, and in some cases, HES has experienced difficulty in securing and maintaining strategic relationships with coal companies, landowners, and others that host our coal cleaning facilities. These relationships provide HES with access to the coal cleaning facilities, truck and rail loadouts and other material handling and transportation facilities, as well as on-site coal piles, impoundments, and surface mines, and existing mine site permits. For some facilities, strained relationships and reduced access has had a detrimental impact on the availability of adequate coal feedstock at a reasonable price, efficient material handling and transportation, operating permits, and product marketing services. In the future, HES will likely need to undertake the significant disruption and expense of relocating facilities and entering into new strategic relationships where feedstock is exhausted or other critical arrangements come to an end. In addition, HES continues to address the operability of its coal cleaning equipment to achieve efficient separation of minerals including ash, sulfur, and mercury, as well as product moisture and Btu content in order to achieve customer product specifications. At some facilities HES has experienced difficulty in extracting its full requirements of feedstock in part because of dredging and slurry piping that is more difficult to operate than we expected, increasing the overall costs of operations. We have not achieved our planned economies of scale based upon budgeted full production. To date, our coal cleaning facilities have not consistently operated at a cost that is less than the revenues generated. The profitability of HES depends on the ability of HES to increase production and sales of cleaned coal. If these facilities operate at low production levels or cannot produce fuel at a cost and quality satisfactory to customers, these operations may not become profitable.

The revenues of HES have been adversely affected by decreased demand for our coal and may not improve to levels that could make HES profitable.

Coal is a commodity that can be produced and shipped worldwide. The U.S. and worldwide economic slowdown has reduced energy requirements including the demand for steam coal in the markets in which we operate. In addition, the economic slowdown has reduced the demand and production of steel. Some of our clean coal revenues come from the sale of metallurgical grade coal used in steel making. This reduced demand has caused an over-supply of coal, reduced prices for coal, and increased competition among coal producers. Selling our finished product, which is generally of smaller particle size (called fines), is often more difficult than selling run-of-mine coal produced by our competitors. We have experienced a reduction in demand for our coal and in the prices for which we have been able to sell coal, adversely affecting our revenues. As a result, we have curtailed operations at three facilities, leaving eight in operation at this time. While we believe that an economic recovery will increase the demand for energy and steel, including our coal products, there is no assurance that demand will increase to levels that could make HES profitable in the future.

Regulatory changes could reduce the demand for coal which may decrease the price for which HES can sell its clean coal product.

Our clean coal revenues are dependent upon the demand for coal, particularly as a fuel for the production of electricity. Increasing concerns about greenhouse gas or other air emissions, toxic materials in wastewater discharges, and the hazardousness of coal combustion waste from burning coal at power generation plants could lead to federal or state regulations that encourage or require utilities to burn less or eliminate coal in the production of electricity. Such regulations could reduce the demand for coal, which would adversely affect the prices at which HES could sell its clean coal product and decrease our revenues.

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

In December 2009, the Internal Revenue Service (“IRS”) issued Notice 2009-90 (“Notice”) giving some public guidance about how this tax credit program will be administered and some of the restrictions on the availability of such credits. Among other things, the Notice requires that for coal cleaning operations to qualify for Section 45 credits, the facilities must have been put into service for the purpose of producing refined coal and must produce refined coal from waste coal. In addition, the Notice gives guidance about the testing that must be conducted to certify the emissions reduction required by the Section 45.

We have recognized Section 45 tax credit benefits totaling approximately $7.8 million through December 31, 2009. Headwaters is being audited by the IRS concerning its Section 45 tax credits. There are multiple bases upon which the IRS may challenge our tax credits, including whether our facilities were placed in service for the purpose of producing refined coal, whether our facilities use waste coal as a feedstock, and whether our testing methods and certifications adequately demonstrate the required emissions reductions. In addition, Congress may modify or repeal Section 45 so that these tax credits may not be available in the future. If HES is not successful in claiming and defending Section 45 credits from our coal cleaning facilities, our profitability will be materially adversely affected.

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

HEADWATERS INCORPORATED

Date: February 3, 2010	By:	/s/ KIRK A. BENSON
Kirk A. Benson, Chief Executive Officer
(Principal Executive Officer)

Date: February 3, 2010	By:	/s/ STEVEN G. STEWART
Steven G. Stewart, Chief Financial Officer
(Principal Financial Officer)