Form 10-Q
period 2010-03-31
HEADWATERS INC
filed 2010-05-04
CIK 1003344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

The number of shares outstanding of the Registrant’s common stock as of April 30, 2010 was 60,442,333.

HEADWATERS INCORPORATED

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Actual results may vary materially from such expectations. In some cases, words such as “may,” “should,” “intends,” “plans,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, or the negative of such terms, may help to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking. For a discussion of the factors that could cause actual results to differ from expectations, please see the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2009 and in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009. There can be no assurance that our results of operations will not be adversely affected by such factors. Unless legally required, we undertake no obligation to revise or update any forward-looking statements for any reason. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

ITEM 1.	FINANCIAL STATEMENTS

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)	September 30, 2009	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$15,934	$71,577
Trade receivables, net	91,411	70,389
Inventories	38,729	40,697
Current and deferred income taxes	28,767	28,420
Other	11,855	6,644

Total current assets	186,696	217,727

Property, plant and equipment, net	321,316	313,759

Other assets:
Intangible assets, net	203,632	193,330
Goodwill	115,999	115,999
Other	63,539	88,477

Total other assets	383,170	397,806

Total assets	$891,182	$929,292

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$20,242	$16,275
Accrued personnel costs	20,338	17,064
Accrued interest	4,607	19,863
Other accrued liabilities	43,068	31,970

Total current liabilities	88,255	85,172

Long-term liabilities:
Long-term debt	423,566	493,031
Deferred income taxes	26,935	18,436
Unrecognized income tax benefits	12,140	15,018
Other	15,566	15,500

Total long-term liabilities	478,207	541,985

Total liabilities	566,462	627,157

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; authorized 100,000 shares; issued and outstanding: 60,245 shares at September 30, 2009 (including 165 shares held in treasury) and 60,442 shares at March 31, 2010 (including 75 shares held in treasury)	60	60
Capital in excess of par value	638,877	641,764
Retained earnings (accumulated deficit)	(310,884)	(337,812)
Treasury stock and other	(3,333)	(1,877)

Total stockholders’ equity	324,720	302,135

Total liabilities and stockholders’ equity	$891,182	$929,292

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per-share data)	2009	2010	2009	2010
Revenue:
Light building products	$68,401	$61,255	$156,628	$132,486
Heavy construction materials	48,083	47,272	115,309	103,147
Energy technology	21,184	19,627	31,897	32,167

Total revenue	137,668	128,154	303,834	267,800

Cost of revenue:
Light building products	56,082	46,698	126,346	99,336
Heavy construction materials	36,480	38,396	83,540	81,789
Energy technology	22,464	15,534	39,665	29,764

Total cost of revenue	115,026	100,628	249,551	210,889

Gross profit	22,642	27,526	54,283	56,911

Operating expenses:
Amortization	6,210	5,578	11,955	11,189
Research and development	1,834	1,858	5,295	3,773
Selling, general and administrative	27,284	24,399	58,892	52,586
Goodwill impairment	465,656	—	465,656	—

Total operating expenses	500,984	31,835	541,798	67,548

Operating loss	(478,342)	(4,309)	(487,515)	(10,637)

Other income (expense):
Net interest expense	(10,512)	(16,019)	(20,738)	(33,439)
Other, net	1,995	(102)	19,430	1,178

Total other income (expense), net	(8,517)	(16,121)	(1,308)	(32,261)

Loss before income taxes	(486,859)	(20,430)	(488,823)	(42,898)
Income tax benefit	77,290	7,400	76,840	15,970

Net loss	$(409,569)	$(13,030)	$(411,983)	$(26,928)

Basic loss per share	$(9.86)	$(0.22)	$(9.94)	$(0.45)

Diluted loss per share	$(9.86)	$(0.22)	$(9.94)	$(0.45)

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Six Months Ended March 31, 2010

	Common stock		Capital in excess	Retained earnings (accumulated	Treasury stock,		Total stockholders’
(in thousands)	Shares	Amount	of par value	deficit)	at cost	Other	equity
Balances as of September 30, 2009, as previously reported	60,245	$60	$592,860	$(285,156)	$(2,047)	$(1,286)	$304,431
Cumulative effect of change in accounting principle			46,017	(25,728)			20,289

Balances as of September 30, 2009, as adjusted	60,245	60	638,877	(310,884)	(2,047)	(1,286)	324,720
Issuance of restricted stock, net of cancellations	197	—					—
90 shares of treasury stock transferred to employee stock purchase plan, at cost			(736)		1,117		381
Change in deferred taxes related to convertible debt			1,338				1,338
Stock-based compensation			2,285				2,285
Other comprehensive income, net of taxes – cash flow hedge and foreign currency translation adjustments						339	339
Net loss for the six months ended March 31, 2010				(26,928)			(26,928)

Balances as of March 31, 2010	60,442	$60	$641,764	$(337,812)	$(930)	$(947)	$302,135

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
(in thousands)	2009	2010
Cash flows from operating activities:
Net loss	$(411,983)	$(26,928)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill impairment	465,656	—
Depreciation and amortization	37,255	29,156
Interest expense related to amortization of debt issue costs and debt discount	6,499	8,315
Stock-based compensation	3,002	2,285
Deferred income taxes	(71,692)	(4,078)
Net losses (gains) of unconsolidated joint ventures	3,453	(8,942)
Net gain on disposition of property, plant and equipment	(1,337)	(1,246)
Gain from convertible debt extinguishment	(17,969)	—
Decrease in trade receivables	42,656	21,022
Increase in inventories	(3,638)	(968)
Decrease in accounts payable and accrued liabilities	(27,293)	(3,083)
Other changes in operating assets and liabilities, net	(902)	4,535

Net cash provided by operating activities	23,707	20,068

Cash flows from investing activities:
Purchase of property, plant and equipment	(37,923)	(13,701)
Proceeds from disposition of property, plant and equipment	2,956	3,530
Net increase in long-term receivables and deposits	(3,310)	(7,761)
Payment for acquisition	(10,792)	—
Net change in other assets	(420)	(810)

Net cash used in investing activities	(49,489)	(18,742)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	15,000	316,187
Payments on long-term debt	(2,500)	(259,795)
Other debt issue costs	(1,090)	(2,456)
Employee stock purchases	743	381
Proceeds from exercise of stock options	410	—
Income tax benefit from exercise of stock options	189	—

Net cash provided by financing activities	12,752	54,317

Net increase (decrease) in cash and cash equivalents	(13,030)	55,643
Cash and cash equivalents, beginning of period	21,637	15,934

Cash and cash equivalents, end of period	$8,607	$71,577

Supplemental schedule of non-cash investing and financing activities:
Exchanges of convertible senior subordinated notes	$61,445	$—

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

1.	Nature of Operations and Basis of Presentation

Description of Business and Organization – Headwaters Incorporated (Headwaters) is a diversified building products company incorporated in Delaware, which provides products, technologies and services in light and heavy building materials and energy technology. Headwaters’ vision is to improve sustainability by transforming underutilized resources into valuable products.

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

Basis of Presentation – Headwaters’ fiscal year ends on September 30 and unless otherwise noted, references to 2009 refer to Headwaters’ fiscal quarter and/or six month period ended March 31, 2009 and references to 2010 refer to Headwaters’ fiscal quarter and/or six month period ended March 31, 2010. Other references to years refer to Headwaters’ fiscal year rather than a calendar year.

The consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the seasonality of most of Headwaters’ operations and other factors, the consolidated results of operations for 2010 are not indicative of the results to be expected for the full fiscal 2010 year. For the six months ended March 31, 2009, approximately 11% of Headwaters’ total revenue and cost of revenue was for services. For the six months ended March 31, 2010, approximately 13% of Headwaters’ total revenue and cost of revenue was for services. Substantially all service-related revenue for both periods was in the heavy construction materials segment.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters’ Annual Report on Form 10-K for the year ended September 30, 2009 (Form 10-K) and in Headwaters’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

Derivatives and Hedging. In March 2008, the FASB issued a new standard related to disclosures about derivatives and hedging activities (ASC Topic 815 Derivatives and Hedging). This new standard requires enhanced disclosures about how and why an entity uses derivative instruments, how such instruments and related hedged items are accounted for, and how those instruments and items affect an entity’s financial position, financial performance, and cash flows. Headwaters adopted this standard on October 1, 2009, but had no derivatives outstanding then or at any time during 2010. While there was no impact from the adoption of this standard during 2010, the new rules could affect future disclosures related to any derivative instruments or related hedges that are entered into in future periods.

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

Headwaters currently operates three business segments: light building products, heavy construction materials and energy technology. These segments are managed and evaluated separately by management due to differences in their markets, operations, products and services. Revenues for the light building products segment consist of product sales to wholesale and retail distributors, contractors and other users of building products. Revenues for the heavy construction materials segment consist primarily of CCP product sales to ready-mix concrete businesses, with a smaller amount of service revenue from coal-fueled electric generating utilities. Revenues for the energy technology segment consist primarily of coal sales and equity earnings in joint ventures. Intersegment sales are immaterial.

The following segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. Segment performance is evaluated primarily on revenue and operating income, although other factors are also used, such as income tax credits generated by activities of the energy technology segment and EBITDA, which is defined as net income (loss) plus net interest expense, income taxes (as defined), depreciation and amortization, stock-based compensation, foreign currency translation gain or loss and goodwill and other impairments, consistent with the methodology Headwaters has used historically.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

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

	Three Months Ended March 31, 2009
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals
Segment revenue	$68,401	$48,083	$21,184	$—	$137,668

Depreciation and amortization	$(11,366)	$(3,147)	$(3,192)	$(88)	$(17,793)

Operating income (loss)	$(468,815)	$4,804	$(12,128)	$(2,203)	$(478,342)

Net interest expense					(10,512)
Other income (expense), net					1,995
Income tax benefit					77,290

Net loss					$(409,569)

Capital expenditures	$2,228	$4,855	$12,744	$2	$19,829

	Three Months Ended March 31, 2010
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals
Segment revenue	$61,255	$47,272	$19,627	$—	$128,154

Depreciation and amortization	$(7,711)	$(3,425)	$(3,824)	$(32)	$(14,992)

Operating income (loss)	$(2,210)	$2,191	$(1,818)	$(2,472)	$(4,309)

Net interest expense					(16,019)
Other income (expense), net					(102)
Income tax benefit					7,400

Net loss					$(13,030)

Capital expenditures	$4,729	$724	$896	$23	$6,372

	Six Months Ended March 31, 2009
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals
Segment revenue	$156,628	$115,309	$31,897	$—	$303,834

Depreciation and amortization	$(22,953)	$(6,269)	$(7,850)	$(183)	$(37,255)

Operating income (loss)	$(472,122)	$17,887	$(26,766)	$(6,514)	$(487,515)

Net interest expense					(20,738)
Other income (expense), net					19,430
Income tax benefit					76,840

Net loss					$(411,983)

Capital expenditures	$2,511	$7,764	$27,612	$36	$37,923

Segment assets as of March 31, 2009	$358,002	$298,061	$196,423	$16,656	$869,142

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

	Six Months Ended March 31, 2010
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals
Segment revenue	$132,486	$103,147	$32,167	$—	$267,800

Depreciation and amortization	$(15,567)	$(6,777)	$(6,740)	$(72)	$(29,156)

Operating income (loss)	$(802)	$8,031	$(7,852)	$(10,014)	$(10,637)

Net interest expense					(33,439)
Other income (expense), net					1,178
Income tax benefit					15,970

Net loss					$(26,928)

Capital expenditures	$9,571	$2,314	$1,789	$27	$13,701

Segment assets as of March 31, 2010	$319,639	$290,680	$200,094	$118,879	$929,292

3.	Equity Securities and Stock-Based Compensation

Shelf Registration – Approximately $212.6 million remains available for future offerings of securities under a universal shelf registration statement on file with the SEC. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering could commence under the registration statement.

Stock-Based Compensation – During the three months ended March 31, 2010, the Compensation Committee granted approximately 0.1 million restricted stock units to the non-affiliated directors of Headwaters. The units were granted subject to the terms of an existing incentive plan and vest during calendar year 2010.

Total stock-based compensation expense was approximately $1.3 million and $1.0 million for the three months ended March 31, 2009 and 2010, respectively, and approximately $3.0 million and $2.3 million for the six months ended March 31, 2009 and 2010, respectively. As of March 31, 2010, there was approximately $5.7 million of total compensation cost related to unvested awards not yet recognized, which will be recognized in future periods in accordance with applicable vesting terms.

In February 2010, Headwaters’ stockholders approved a new 2010 Incentive Compensation Plan (2010 ICP) and amendments to the 2000 Employee Stock Purchase Plan (ESPP). The 2010 ICP authorizes the issuance of up to 2.5 million shares of common stock for stock-based incentives, as well as certain cash incentives, as determined by the Compensation Committee. In connection with the approval of the 2010 ICP, Headwaters agreed to not issue any additional stock-based awards under any of its other existing compensation plans. Certain performance unit awards, described in Note 10, granted by the Committee subsequent to March 31, 2010 were made under the 2010 ICP. The most significant amendment to the ESPP was to increase the number of shares of common stock issuable under the ESPP to 4.25 million, from 1.25 million.

4.	Inventories

Inventories consisted of the following at:

(in thousands)	September 30, 2009	March 31, 2010
Raw materials	$9,856	$10,409
Finished goods	28,873	30,288

	$38,729	$40,697

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

5.	Long-Lived Assets

Intangible Assets – All of Headwaters’ identified intangible assets are being amortized. The following table summarizes the gross carrying amounts and the related accumulated amortization of intangible assets as of:

		September 30, 2009		March 31, 2010
(in thousands)	Estimated useful lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
CCP contracts	8 -20 years	$117,690	$45,181	$117,690	$48,546
Customer relationships	7 1/2 -15 years	77,603	26,681	77,603	29,609
Trade names	5 - 20 years	67,425	16,700	67,425	18,407
Patents and patented technologies	6 - 19 years	55,058	28,625	52,957	28,513
Other	2 - 12 years	5,690	2,647	5,460	2,730

		$323,466	$119,834	$321,135	$127,805

Total amortization expense related to intangible assets was approximately $6.2 million and $5.6 million for the three months ended March 31, 2009 and 2010, respectively, and approximately $12.0 million and $11.2 million for the six months ended March 31, 2009 and 2010, respectively. Total estimated annual amortization expense for fiscal years 2010 through 2015 is shown in the following table.

Year ending September 30:	(in thousands)
2010	$22,206
2011	21,896
2012	20,062
2013	19,107
2014	18,679
2015	14,660

Goodwill – As of September 30, 2009 and March 31, 2010, Headwaters had recorded goodwill only in the heavy construction materials segment. Under the requirements of ASC Topic 350 Intangibles–Goodwill and Other, Headwaters is required to periodically test for goodwill impairment, at least annually, or sooner if indicators of possible impairment arise. Headwaters performs its annual impairment testing as of June 30, and accordingly, will perform an impairment test of the goodwill in the heavy construction materials segment as of June 30, 2010.

As described in more detail in the 10-K, during the six months ended March 31, 2009, management determined that indicators of goodwill impairment in the light building products reporting unit existed. In addition, the significant declines in coal and oil prices and in Headwaters’ stock price indicated potential goodwill impairment in the energy technology reporting unit as well. Accordingly, Headwaters performed goodwill impairment tests for both the light building products and energy technology reporting units during the quarter ended March 31, 2009. Upon completion of the impairment tests, Headwaters wrote off all remaining goodwill in the light building products and energy technology reporting units, totaling approximately $465.7 million. The impairment charges did not affect Headwaters’ cash position, cash flow from operating activities or senior debt covenant compliance. Changes in the credit markets in late 2008 and in 2009 increased Headwaters’ borrowing rate, which borrowing rate directly affects the discount rate used in the goodwill impairment calculations. This increase in the discount rate led to the majority of the goodwill impairment in 2009.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

6.	Long-term Debt

The total undiscounted face amount of Headwaters’ outstanding long-term debt was $456.3 million as of September 30, 2009 and $524.8 million as of March 31, 2010. As of those dates, long-term debt consisted of the following:

(in thousands)	September 30, 2009	March 31, 2010
Senior secured notes (face amount $328,250), net of discount	$—	$325,500

Former senior secured debt	188,000	—

Convertible senior subordinated notes:
2.875%	71,795	—
16%, due 2016 with put date of June 2012 (face amount $48,277), net of discount	43,848	44,646
2.50%, due 2014 (face amount $120,900), net of discount	95,843	98,446
14.75%, due 2014 (face amount $27,370), net of discount	24,080	24,439

Total convertible notes, net of applicable discounts	235,566	167,531

Carrying amount of long-term debt, net of discounts	$423,566	$493,031

Former Senior Secured Debt – Headwaters’ senior secured borrowings as of September 30, 2009 consisted of a first lien term loan in the amount of $163.0 million, plus $25.0 million outstanding under an associated revolving credit arrangement. As described below, in October 2009 Headwaters issued new senior secured notes due 2014 totaling $328.3 million and used most of the proceeds to repay all amounts owed under the senior secured credit facility, at which time the facility was terminated. Because the amount outstanding under the revolving credit arrangement as of September 30, 2009 was repaid with those proceeds, Headwaters classified it as long-term in the accompanying consolidated balance sheet. In connection with the termination of the credit facility and early repayment of the debt, Headwaters wrote off all remaining related debt issue costs, aggregating approximately $2.0 million. In addition, in connection with consultations related to recapitalization transactions that occurred in October 2009 and other periods, Headwaters incurred $3.3 million of costs that were expensed during the three months ended December 31, 2009, which amount is included in selling, general and administrative expenses in the statement of operations.

New Senior Secured Notes – In October 2009, Headwaters issued new senior secured notes aggregating approximately $328.3 million, for net proceeds of approximately $316.2 million. Headwaters used most of the proceeds to repay all of its obligations under the former senior secured credit facility and virtually all of the outstanding 2.875% convertible senior subordinated notes. Also in October 2009, Headwaters entered into a $70.0 million asset-based revolving loan facility (ABL Revolver). Significant terms of the senior secured notes and the ABL Revolver are described in the following paragraphs.

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

Prior to November 2012, the senior secured notes can be redeemed with proceeds from one or more equity offerings, provided a premium of 11.375% of the face amount of notes is paid and at least 65% of the aggregate principal amount of notes issued remain outstanding following redemption, or at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus an applicable premium, as defined. From November 2012 until November 2013, the notes can be redeemed at face value plus a premium payment of approximately 5.7% of the face amount of notes, and from November 2013 until maturity, the notes can be redeemed at face value. Following certain asset sales, as defined, Headwaters could be required to prepay a portion of the outstanding notes.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

The senior secured notes limit Headwaters in the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making investments and the payment of dividends or distributions, among other things. Headwaters was in compliance with all debt covenants as of March 31, 2010.

ABL Revolver – As of March 31, 2010, Headwaters had no borrowings outstanding under the ABL Revolver. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of Headwaters’ light building products and heavy construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets of Headwaters. As of March 31, 2010, availability under the ABL Revolver was approximately $55.0 million.

Outstanding borrowings under the ABL Revolver accrue interest at Headwaters’ option, at either i) the London Interbank Offered Rate (LIBOR) plus 3.75%, 4.0% or 4.25%, depending on Headwaters’ fixed charge coverage ratio; or ii) the “Base Rate” plus 2.25%, 2.5% or 2.75%, again depending on the fixed charge coverage ratio. The base rate is subject to a floor equal to the highest of i) the prime rate, ii) the federal funds rate plus 0.5%, and iii) the 30-day LIBOR rate plus 1.0%. Fees on the unused portion of the ABL Revolver range from 0.25% to 0.50%, depending on the amount of the credit facility which is utilized. If there would have been borrowings outstanding under the ABL Revolver as of March 31, 2010, the interest rate on those borrowings would have been approximately 4.3%. The ABL Revolver matures in October 2013, at which time all amounts borrowed must be repaid and the lending commitment terminates.

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

2.875% Convertible Senior Subordinated Notes Due 2016 – In 2004, Headwaters issued $172.5 million of 2.875% convertible senior subordinated notes. In fiscal year 2009, Headwaters entered into separate, privately-negotiated agreements with certain holders of the notes to exchange approximately $80.9 million in aggregate principal amount of the notes for approximately $63.3 million in aggregate principal amount of new 16% convertible senior subordinated notes due 2016, described below. Subsequently in fiscal year 2009, Headwaters exchanged approximately $19.8 million of the 2.875% convertible senior subordinated notes plus related accrued interest for approximately 4.8 million shares of common stock. Finally, in October 2009, Headwaters repaid virtually all of the remaining balance of $71.8 million of these notes with a portion of the proceeds from the new issuance of senior secured notes described above. In connection with the October 2009 early repayment of the debt, Headwaters wrote off all remaining related debt issue costs, aggregating approximately $0.6 million.

16% Convertible Senior Subordinated Notes Due 2016 – As noted above, in fiscal year 2009 Headwaters exchanged approximately $80.9 million of its 2.875% convertible senior subordinated notes for $63.3 million of new 16% convertible senior subordinated notes due 2016 (with interest payable semi-annually). In accordance with the provisions of ASC Topic 470 Debt, Headwaters accounted for this exchange of convertible debt securities as an extinguishment of the original debt and an issuance of new debt. A gain, recorded in other income (expense) of approximately $17.6 million, was recognized on the extinguishment of debt. Additionally, approximately $1.0 million of unamortized debt issue costs related to the extinguished $80.9 million of debt was charged to interest expense. Subsequently in fiscal year 2009, Headwaters exchanged approximately $15.0 million of the 16% convertible senior subordinated notes plus related accrued interest for approximately 3.5 million shares of common stock. Following these transactions, approximately $48.3 million of these notes remain outstanding.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

The 16% notes are subordinate to the new senior secured notes described above and rank equally with the 2.50% and 14.75% convertible senior subordinated notes due 2014 described below, as well as any future issuances of senior subordinated debt. Holders of the 16% notes may convert the notes into shares of Headwaters’ common stock at a conversion rate of 42.5532 shares per $1,000 principal amount ($23.50 conversion price), or approximately 2.1 million aggregate shares of common stock, contingent upon certain events. The conversion rate is adjusted for events related to Headwaters’ common stock, including common stock issued as a dividend, rights or warrants to purchase common stock issued to all holders of Headwaters’ common stock, and other similar rights or events that apply to all holders of common stock. Upon conversion, Headwaters will pay cash up to the principal amount of the notes, and, at Headwaters’ option, cash, shares of common stock, or a combination of cash and shares, to the extent the price of Headwaters’ common stock exceeds the conversion price during a 20-trading-day observation period. The conversion rate is also adjusted for certain corporate transactions referred to as “fundamental changes.” As described below, the accounting for these notes changed upon adoption in October 2009 of the new rules related to accounting for convertible debt.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

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

The adoption of the new rules resulted in a redetermination of the carrying amounts of Headwaters’ 2.50% convertible notes, 16% convertible notes and 14.75% convertible notes, calculated by measuring the issue date fair values of similar debt instruments that do not have the conversion features, and recording an equity component for the difference between the original proceeds of the debt and the redetermined amounts of debt. Debt discount recorded as a result of the redetermination of the debt carrying values is amortized using the interest method and resulted in recognition of additional interest cost for all periods subsequent to January 2007. The original debt issuance costs were allocated pro-rata between debt and equity issuance costs and accounted for accordingly. Basis differences that arose from this accounting which represent temporary differences also required the recording of deferred taxes. The effective interest rates used in measuring the fair values of the convertible notes, absent the conversion features, were 8.75% for the 2.50% notes, 22% for the 16% notes and 20% for the 14.75% notes.

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

For the three months ended March 31, 2009 and 2010, the retrospective application of the new rules resulted in an increase in interest expense of $2.1 million and $1.8 million, respectively; a decrease in other income of $1.2 million and $0, respectively; an increase in net loss of $3.3 million and $1.8 million, respectively; and an increase in the loss per share of $0.08 and $0.02, respectively. For the six months ended March 31, 2009 and 2010, the retrospective application of the new rules resulted in an increase in interest expense of $3.6 million in both periods; a decrease in other income of $1.2 million and $0, respectively; an increase in net loss of $4.8 million and $3.6 million, respectively; and an increase in the loss per share of $0.12 and $0.03, respectively. The consolidated statements of cash flows for the six months ended March 31, 2009 and 2010 were also affected by the changes in interest expense and other income, which resulted in increases in the reported net losses of $4.8 million and $3.6 million, respectively; increases in non-cash interest expense of $3.6 million in both periods; and decreases in gain on extinguishment of debt of $1.2 million and $0 million, respectively.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

Interest and Debt Maturities – During the three months ended March 31, 2009 and 2010, Headwaters incurred total interest costs of approximately $10.9 million and $16.3 million, respectively, including approximately $3.0 million and $2.9 million, respectively, of non-cash interest expense and approximately $0.2 million in both periods of interest costs that were capitalized. During the six months ended March 31, 2009 and 2010, Headwaters incurred total interest costs of approximately $21.7 million and $34.0 million, respectively, including approximately $6.5 million and $8.3 million, respectively, of non-cash interest expense and approximately $0.6 million and $0.4 million, respectively, of interest costs that were capitalized.

Interest income was approximately $0.2 million and $0.1 million for the three months ended March 31, 2009 and 2010, respectively, and $0.4 million and $0.2 million for the six months ended March 31, 2009 and 2010, respectively. The weighted-average interest rate on the face amount of outstanding long-term debt, disregarding amortization of debt discount and debt issue costs, was approximately 7.7% at September 30, 2009 and 9.9% at March 31, 2010.

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

Headwaters’ outstanding debt as of September 30, 2009 consisted of both fixed-rate debt (all convertible senior subordinated notes) and variable-rate debt (former senior secured debt). As of March 31, 2010, all outstanding long-term debt was fixed-rate. Using fair values for the fixed-rate debt, the fair value of all outstanding long-term debt as of September 30, 2009 and March 31, 2010 would have been approximately $390.0 million and $526.5 million, respectively, compared to carrying values of $423.6 million and $493.0 million, respectively.

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

Headwaters’ estimated effective income tax benefit rate for the fiscal year ending September 30, 2010, exclusive of discrete items, is currently estimated to be 44%. Headwaters also recognized $2.9 million of income tax expense for discrete items that did not affect the calculation of the estimated effective income tax rate for the 2010 fiscal year. For 2009, Headwaters used an estimated effective income tax benefit rate of less than 20%, exclusive of $0.6 million of income tax expense for discrete items.

The estimated effective tax rate for fiscal 2010, exclusive of discrete items, is higher than the statutory rate primarily due to a pre-tax loss projected for the year combined with projected Section 45 refined coal tax credits, which will increase any income tax benefit otherwise recorded. The discrete items recorded in 2010 represent primarily changes in estimates related to tax credits and other permanent differences. The fiscal 2009 estimated effective tax rate was also affected by Section 45 tax credits, and also had the effect of increasing the estimated effective income tax benefit rate, but to a much smaller extent than in 2010 because of the magnitude of the projected 2009 pre-tax loss. The primary reason for the low effective tax rate in 2009 was the non-deductibility of a significant portion of the goodwill impairment recorded in 2009.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

Section 45 refined coal tax credits are generated by coal cleaning facilities that Headwaters owns and operates. Headwaters believes it is more likely than not that a significant portion of the refined coal produced at its coal cleaning facilities qualifies for tax credits pursuant to Section 45 of the Internal Revenue Code, notwithstanding the uncertainties and risks associated with the tax credits, as more fully described in Note 10. Excluding the effect of Section 45 tax credits, Headwaters’ estimated effective tax rate for fiscal 2010 would be approximately 32%, which is lower than the statutory rate due primarily to the effect of valuation allowances and permanent differences.

As of March 31, 2010, Headwaters had approximately $15.4 million of unrecognized tax benefits. Approximately $14.1 million of gross unrecognized income tax benefits would affect the 2010 effective tax rate if released into income. Headwaters recognizes accrued interest and potential penalties related to all income tax liabilities, including unrecognized income tax benefits, in income tax expense. During the six months ended March 31, 2010, Headwaters recognized approximately $0.3 million of interest and penalties and released approximately $0.1 million of liabilities for interest and penalties. As of March 31, 2010, approximately $5.0 million was accrued for the payment of interest and penalties.

The calculation of tax liabilities involves uncertainties in the application of complex tax regulations in multiple jurisdictions. For example, Headwaters is currently under audit by the IRS for the years 2005 through 2008 and has open tax periods subject to examination by both federal and state taxing authorities for the years 2005 through 2009. Headwaters recognizes potential liabilities for anticipated tax audit issues in the U.S. and state tax jurisdictions based on estimates of whether, and the extent to which, additional taxes and interest will be due. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer required to be recorded in the financial statements. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. It is reasonably possible that the amount of Headwaters’ unrecognized income tax benefits will change significantly within the next 12 months. These changes could be the result of Headwaters’ ongoing tax audits or the settlement of outstanding audit issues. However, due to the number of years under audit and the matters being examined, at the current time, an estimate of the range of reasonably possible outcomes cannot be made, beyond amounts currently accrued.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

9.	Earnings per Share

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per-share data)	2009	2010	2009	2010
Numerator:
Numerator for basic and diluted earnings per share – net loss	$(409,569)	$(13,030)	$(411,983)	$(26,928)

Denominator:
Denominator for basic and diluted earnings per share – weighted-average shares outstanding	41,556	59,944	41,459	59,922

Basic earnings (loss) per share	$(9.86)	$(0.22)	$(9.94)	$(0.45)

Diluted earnings (loss) per share	$(9.86)	$(0.22)	$(9.94)	$(0.45)

Anti-dilutive securities not considered in diluted EPS calculation:
Stock options	1,988	1,811	1,994	1,811
SARs	2,093	2,683	2,122	2,695
Restricted stock	352	136	358	166
Weighted-average shares issuable upon conversion of convertible notes	3,055	0	4,212	351

10.	Commitments and Contingencies

Significant new commitments, material changes in commitments and ongoing contingencies as of March 31, 2010, not disclosed elsewhere, are as follows.

Performance Unit Awards – As more fully described in the 10-K, in 2009 the Compensation Committee approved grants of performance unit awards to certain officers and employees, to be settled in cash, based on the achievement of goals tied to cumulative divisional free cash flow generated subsequent to September 30, 2008 and prior to September 30, 2028. In 2010, the Committee terminated the awards for all participants in the corporate business unit and assigned a five-year performance period term to the free cash flow performance goals aggregating $850.0 million for the remaining participating business units. As of March 31, 2010, these business units have achieved approximately $86.0 million of free cash flow and accrued approximately $0.8 million of expense for the awards. The maximum payout under the amended performance unit awards if all performance criteria were to be achieved by the participating operating divisions would be approximately $36.0 million.

Subsequent to March 31, 2010, the Committee approved grants of performance unit awards to certain officers and employees in the corporate business unit, to be settled in cash, based on the achievement of goals tied to free cash flow in the second half of fiscal 2010. The awards were calculated using a target compensation amount for each participant and will be adjusted, subject to prescribed limitations, based on consolidated free cash flow generated during the six-month performance period, using a threshold/target/maximum adjustment structure. Assuming free cash flow generated during the performance period is above the threshold level, the awards will vest and be settled in cash in annual installments over the next two years, provided the participant is still employed by Headwaters at the respective vesting dates. At each vesting date, the awards will be adjusted using the preceding 60-day average stock price. For purposes of these awards, free cash flow is generally defined as operating income plus depreciation, amortization, goodwill impairment and Section 45 tax credits, reduced by capital expenditures. Assuming a stock price of $5.04, the average closing stock price for the 60 days in the period ended March 31, 2010, remains unchanged for the September 30, 2011 and 2012 vesting dates, the maximum payout under this arrangement would be approximately $3.8 million. It is the current intent of the Committee to grant future performance unit awards to certain officers and employees in the corporate business unit, based on one-year performance periods, with similar terms to those described above; however, there is no obligation to do so.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

Property, Plant and Equipment – As of March 31, 2010, Headwaters was committed to spend approximately $1.3 million on capital projects that were in various stages of completion.

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

Historically, costs paid to outside legal counsel for litigation have comprised a majority of Headwaters’ litigation-related costs. During the six months ended March 31, 2009 and 2010, Headwaters incurred approximately $1.5 million and $3.0 million, respectively, of expense for legal matters, which consisted primarily of costs for outside legal counsel. Headwaters currently believes the range of potential loss for all unresolved matters, excluding costs for outside counsel, is from $1.0 million up to the amounts sought by claimants and has recorded a total liability as of March 31, 2010 of $1.0 million. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Headwaters’ outside counsel currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability to Headwaters. Accordingly, management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability, nor is it possible to estimate what litigation-related costs will be in future periods.

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

Boynton. In October 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. In June 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee filed by former stockholders of Adtech alleging, among other things, fraud, conspiracy, constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. All claims against Headwaters were dismissed in pretrial proceedings except claims of conspiracy and constructive trust. The District Court certified a class comprised of substantially all purported stockholders of Adtech, Inc. At trial, the plaintiffs sought compensatory damages from Headwaters in the approximate amount of $43.0 million plus prejudgment interest and punitive damages. On June 22, 2009, a jury reached a verdict in a trial in the amount of $8.7 million for eight named plaintiffs representing a portion of the class members. The jury also reached a verdict on certain legal liability issues and a verdict on damages of $12.7 million on behalf of the balance of the class members. Fact discovery has concluded with respect to unnamed class members. There will be further trial court proceedings to resolve the equitable claim and equitable defenses as to all members of the class and the remaining legal issues as to the unnamed class members. It is not expected that a final judgment will be entered by the trial court until all issues are concluded following such further trial court proceedings. The court has set a trial date for the unnamed class members’ claims to begin in June 2010. Once final judgment is entered, the parties may seek relief from judgment by motion to the trial court and by appeal from the final judgment. Because the resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

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

Coalco Corporation. Beginning in 1996, Headwaters entered into a series of agreements with Coalco Corporation by which Coalco would assist Headwaters in identifying financing sources for synthetic fuel manufacturing projects. Under these agreements, Headwaters agreed to pay certain fees to Coalco. Beginning in 1997, Pelletco Company, an affiliate of Coalco, entered into license agreements for the use of Headwaters’ synthetic fuel technology for which Pelletco agreed to pay certain license fees to Headwaters. As of December 31, 2008, trade receivables include $3.8 million which is due from Pelletco to Headwaters. The synthetic fuel businesses underlying all of these agreements ended during fiscal 2008. In January 2009, Coalco filed a complaint in state court which was removed to the United States District Court for the District of Massachusetts, alleging that Headwaters breached its agreements to pay certain fees to Coalco. Coalco seeks damages in the principal amount plus interest totaling approximately $27.4 million, plus attorneys’ fees, and other costs. Pelletco joined the complaint with Coalco, both seeking declaratory judgment as to their rights and obligations under the various agreements. Headwaters filed an answer denying the allegations of the complaint. Headwaters also filed a counterclaim against the plaintiffs and their principals claiming breach of contract and related claims for failure to pay the $3.8 million due from Pelletco to Headwaters. The parties recently settled the litigation. The parties exchanged a mutual release of all claims and Pelletco paid Headwaters $2.2 million. The court has dismissed the case with prejudice.

Fentress Families Trust. VFL Technology Corporation (VFL), acquired by HRI in 2004, provides services related to fly ash disposal to Virginia Electric and Power Company. Approximately 395 plaintiffs, most of whom are homeowners living in the City of Chesapeake, Virginia, filed a complaint in March 2009 in the State of Virginia Chesapeake Circuit Court against 16 named defendants, including Virginia Electric and Power Company, certain persons associated with the Battlefield Golf Course, including the owner, developer, and contractors, and others, including VFL and Headwaters. The complaint alleges that fly ash used to construct the golf course has contaminated area ground water exposing plaintiffs to toxic chemicals and causing property damage. The complaint alleges multiple causes of action and seeks a new water system, monitoring costs, site clean-up, and other damages totaling approximately $1.8 billion, including certain injunctive relief. A second lawsuit was filed in August 2009 and has been consolidated with the first action where approximately 62 plaintiffs have sued essentially the same defendants, alleging similar claims and requests for damages, in excess of $1.5 billion. Headwaters has filed insurance claims, which are the subject of dispute, and the amount of Headwaters’ claims against its insurers exceeds the amount of insurance. The consolidated case is at an early stage of investigation, pleading, and motion practice by the parties. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability.

Redbird Mountain Coal Company. In December 2008, Covol Fuels No. 3, LLC, one of Headwaters’ subsidiaries, and Yukon Coal Company, LLC, an affiliate of Redbird Mountain Coal Company, LLC, entered into an Amended and Restated Coal Purchase and Refuse Recovery Agreement (“Amended Purchase Agreement”), pursuant to which Covol spent in excess of $25.0 million to construct an on-site coal processing facility on land leased to Redbird by Asher Land and Mineral, LLP. Following a bankruptcy filing by Redbird in June 2009 in the United States Bankruptcy Court for the Eastern District of Kentucky, Redbird marketed the sale of its lease to the land that includes the on-site coal processing facility, claiming the leasehold interest included the coal processing facility. In July 2009, Covol filed an adversary proceeding before the bankruptcy court seeking declaratory judgment that it has exclusive ownership of the on-site coal processing facility, and in the alternative a claim for unjust enrichment against Redbird and Asher. Asher subsequently

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

filed a counterclaim seeking a declaration that Covol has no right or interest in the coal processing facility or that Asher has a perfected security interest. Redbird filed a motion with the bankruptcy court seeking to reject the Amended Purchase Agreement. The parties recently entered into a settlement agreement which has been approved by the bankruptcy court which dismissed all claims of all parties in the adversary proceeding. The terms of the settlement provided for Covol to enter into an amended lease of the land directly with Asher, for Covol to pay Asher certain obligations under the former lease to Asher in the amount of $2.7 million, and settled title in the coal cleaning facility in favor of Covol.

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

Headwaters Building Products Matters. There are litigation and pending and threatened claims made against certain subsidiaries of Headwaters Building Products (HBP), a division within Headwaters’ light building products segment, with respect to several types of exterior finish systems manufactured and sold by its subsidiaries for application by contractors on residential and commercial buildings. Typically, litigation and these claims are defended by such subsidiaries’ insurance carriers. The plaintiffs or claimants in these matters have alleged that the structures have suffered damage from latent or progressive water penetration due to some alleged failure of the building product or wall system. Some claims involve alleged defects associated with components of an Exterior Insulating and Finish System (EIFS) which was produced for a limited time (through 1997) by the HBP subsidiaries. There is a 10-year projected claim period following discontinuation of the product. Other claims involve alleged liabilities associated with certain stucco, mortar, aerated concrete block and architectural stone products which are produced and sold by certain subsidiaries of HBP.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

Section 45K Tax Credits – In prior years, Headwaters claimed Section 45K tax credits for synthetic fuel sales from facilities in which it owned an interest. The IRS is currently auditing Headwaters’ tax credits claimed for synthetic fuel sold from the facilities it owned. The tax credits under audit that Headwaters believes are more likely than not to be sustained, and are therefore not included in unrecognized income tax benefits in the balance sheet, total approximately $19.6 million.

Section 45 Tax Credits – As explained in Note 8, Headwaters’ effective tax rates for fiscal 2009 and 2010 are different from the statutory rate in part due to refined coal tax credits related to facilities that Headwaters owns and operates. Headwaters believes a significant portion of the refined coal produced at these facilities and sold to qualified buyers qualifies for tax credits under Section 45 (which are different from the Section 45K tax credits discussed above) of the Internal Revenue Code. In December 2009, the IRS issued Notice 2009-90 (Notice) giving some public guidance about how this tax credit program will be administered and some of the restrictions on the availability of such credits. Among other things, the Notice requires that for coal cleaning operations to qualify for Section 45 credits, the facilities must have been put into service for the purpose of producing refined coal and must produce refined coal from waste coal. In addition, the Notice gives guidance about the testing that must be conducted to certify the emissions reduction required by Section 45. Based on the language of Section 45 and the Notice, Headwaters believes that its coal cleaning facilities are eligible for Section 45 refined coal tax credits, and as a result, has recognized a benefit for such credits beginning with its fiscal year 2007 income tax provisions. The ability to claim tax credits is dependent upon a number of conditions, including, but not limited to:

•	Placing facilities in service on or before December 31, 2008;

•	Producing a fuel from coal that is lower in NOx and either SOx or mercury emissions by the specified amount as compared to the emissions of the feedstock;

•	Producing a fuel at least 50% more valuable than the feedstock; and

•	Sale of the fuel to a third party for the purpose of producing steam.

Headwaters is under audit by the IRS concerning its Section 45 tax credits. There are multiple bases upon which the IRS may challenge the tax credits, including whether Headwaters’ facilities were placed in service for the purpose of producing refined coal, whether the facilities use waste coal as a feedstock, and whether the testing methods and certifications adequately demonstrate the required emissions reductions. In addition, Congress may modify or repeal Section 45 so that these tax credits may not be available in the future. Through March 31, 2010, Headwaters has recognized a total benefit of approximately $8.8 million related to Section 45 tax credits.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET – September 30, 2009

(in thousands)	Guarantor Subsidiaries	Parent Company	Eliminations and Reclassifications	Headwaters Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$(2,947)	$18,881	$—	$15,934
Trade receivables, net	91,411			91,411
Inventories	38,729			38,729
Current and deferred income taxes	5,992	6,293	16,482	28,767
Other	11,773	82		11,855

Total current assets	144,958	25,256	16,482	186,696

Property, plant and equipment, net	320,545	771	—	321,316

Other assets:
Intangible assets, net	203,632			203,632
Goodwill	115,999			115,999
Investments in subsidiaries and intercompany accounts	296,906	161,592	(458,498)	—
Intercompany notes	(637,046)	637,046		—
Deferred income taxes	77,284	18,230	(95,514)	—
Other	42,180	21,359		63,539

Total other assets	98,955	838,227	(554,012)	383,170

Total assets	$564,458	$864,254	$(537,530)	$891,182

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$19,681	$561	$—	$20,242
Accrued personnel costs	10,955	9,383		20,338
Accrued interest		4,607		4,607
Current and deferred income taxes	(518)	(15,964)	16,482	—
Other accrued liabilities	40,033	3,035		43,068

Total current liabilities	70,151	1,622	16,482	88,255

Long-term liabilities:
Long-term debt		423,566		423,566
Deferred income taxes	94,487	27,962	(95,514)	26,935
Unrecognized income tax benefits	8,097	4,043		12,140
Other	11,280	4,286		15,566

Total long-term liabilities	113,864	459,857	(95,514)	478,207

Total liabilities	184,015	461,479	(79,032)	566,462

Commitments and contingencies

Stockholders’ equity:
Common stock	209,346	60	(209,346)	60
Capital in excess of par value	249,152	638,877	(249,152)	638,877
Retained earnings (accumulated deficit)	(76,769)	(234,115)		(310,884)
Treasury stock and other	(1,286)	(2,047)		(3,333)

Total stockholders’ equity	380,443	402,775	(458,498)	324,720

Total liabilities and stockholders’ equity	$564,458	$864,254	$(537,530)	$891,182

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET – March 31, 2010

(in thousands)	Guarantor Subsidiaries	Parent Company	Eliminations and Reclassifications	Headwaters Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$13,027	$58,550	$—	$71,577
Trade receivables, net	70,389			70,389
Inventories	40,697			40,697
Current and deferred income taxes	5,073	5,527	17,820	28,420
Other	5,929	715		6,644

Total current assets	135,115	64,792	17,820	217,727

Property, plant and equipment, net	313,349	410	—	313,759

Other assets:
Intangible assets, net	193,330			193,330
Goodwill	115,999			115,999
Investments in subsidiaries and intercompany accounts	287,252	171,246	(458,498)	—
Intercompany notes	(637,046)	637,046		—
Deferred income taxes	77,328	26,378	(103,706)	—
Other	60,159	28,318		88,477

Total other assets	97,022	862,988	(562,204)	397,806

Total assets	$545,486	$928,190	$(544,384)	$929,292

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15,349	$926	$—	$16,275
Accrued personnel costs	7,834	9,230		17,064
Accrued interest		19,863		19,863
Current and deferred income taxes	(6,287)	(11,533)	17,820	—
Other accrued liabilities	29,994	1,976		31,970

Total current liabilities	46,890	20,462	17,820	85,172

Long-term liabilities:
Long-term debt		493,031		493,031
Deferred income taxes	95,858	26,284	(103,706)	18,436
Unrecognized income tax benefits	10,719	4,299		15,018
Other	10,688	4,812		15,500

Total long-term liabilities	117,265	528,426	(103,706)	541,985

Total liabilities	164,155	548,888	(85,886)	627,157

Commitments and contingencies

Stockholders’ equity:
Common stock	209,346	60	(209,346)	60
Capital in excess of par value	249,152	641,764	(249,152)	641,764
Retained earnings (accumulated deficit)	(76,220)	(261,592)		(337,812)
Treasury stock and other	(947)	(930)		(1,877)

Total stockholders’ equity	381,331	379,302	(458,498)	302,135

Total liabilities and stockholders’ equity	$545,486	$928,190	$(544,384)	$929,292

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2009

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Revenue:
Light building products	$68,401	$—	$68,401
Heavy construction materials	48,083		48,083
Energy technology	21,184		21,184

Total revenue	137,668	—	137,668

Cost of revenue:
Light building products	56,082		56,082
Heavy construction materials	36,480		36,480
Energy technology	22,464		22,464

Total cost of revenue	115,026	—	115,026

Gross profit	22,642	—	22,642

Operating expenses:
Amortization	6,210		6,210
Research and development	1,834		1,834
Selling, general and administrative	25,081	2,203	27,284
Goodwill impairment	465,656		465,656

Total operating expenses	498,781	2,203	500,984

Operating loss	(476,139)	(2,203)	(478,342)

Other income (expense):
Net interest expense	(137)	(10,375)	(10,512)
Other, net	1,600	395	1,995

Total other income (expense), net	1,463	(9,980)	(8,517)

Loss before income taxes	(474,676)	(12,183)	(486,859)
Income tax benefit	72,334	4,956	77,290

Net loss	$(402,342)	$(7,227)	$(409,569)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended March 31, 2009

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Revenue:
Light building products	$156,628	$—	$156,628
Heavy construction materials	115,309		115,309
Energy technology	31,897		31,897

Total revenue	303,834	—	303,834

Cost of revenue:
Light building products	126,346		126,346
Heavy construction materials	83,540		83,540
Energy technology	39,665		39,665

Total cost of revenue	249,551	—	249,551

Gross profit	54,283	—	54,283

Operating expenses:
Amortization	11,955		11,955
Research and development	5,295		5,295
Selling, general and administrative	52,378	6,514	58,892
Goodwill impairment	465,656		465,656

Total operating expenses	535,284	6,514	541,798

Operating loss	(481,001)	(6,514)	(487,515)

Other income (expense):
Net interest expense	(358)	(20,380)	(20,738)
Other, net	1,461	17,969	19,430

Total other income (expense), net	1,103	(2,411)	(1,308)

Loss before income taxes	(479,898)	(8,925)	(488,823)
Income tax benefit	73,561	3,279	76,840

Net loss	$(406,337)	$(5,646)	$(411,983)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2010

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Revenue:
Light building products	$61,255	$—	$61,255
Heavy construction materials	47,272		47,272
Energy technology	19,627		19,627

Total revenue	128,154	—	128,154

Cost of revenue:
Light building products	46,698		46,698
Heavy construction materials	38,396		38,396
Energy technology	15,534		15,534

Total cost of revenue	100,628	—	100,628

Gross profit	27,526	—	27,526

Operating expenses:
Amortization	5,578		5,578
Research and development	1,858		1,858
Selling, general and administrative	21,928	2,471	24,399

Total operating expenses	29,364	2,471	31,835

Operating loss	(1,838)	(2,471)	(4,309)

Other income (expense):
Net interest expense	(129)	(15,890)	(16,019)
Other, net	(102)		(102)

Total other income (expense), net	(231)	(15,890)	(16,121)

Loss before income taxes	(2,069)	(18,361)	(20,430)
Income tax benefit	877	6,523	7,400

Net loss	$(1,192)	$(11,838)	$(13,030)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended March 31, 2010

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Revenue:
Light building products	$132,486	$—	$132,486
Heavy construction materials	103,147		103,147
Energy technology	32,167		32,167

Total revenue	267,800	—	267,800

Cost of revenue:
Light building products	99,336		99,336
Heavy construction materials	81,789		81,789
Energy technology	29,764		29,764

Total cost of revenue	210,889	—	210,889

Gross profit	56,911	—	56,911

Operating expenses:
Amortization	11,189		11,189
Research and development	3,773		3,773
Selling, general and administrative	42,573	10,013	52,586

Total operating expenses	57,535	10,013	67,548

Operating loss	(624)	(10,013)	(10,637)

Other income (expense):
Net interest expense	(301)	(33,138)	(33,439)
Other, net	1,178		1,178

Total other income (expense), net	877	(33,138)	(32,261)

Income (loss) before income taxes	253	(43,151)	(42,898)
Income tax benefit	296	15,674	15,970

Net income (loss)	$549	$(27,477)	$(26,928)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended March 31, 2009

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Cash flows from operating activities:
Net loss	$(406,339)	$(5,644)	$(411,983)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill impairment	465,656		465,656
Depreciation and amortization	37,072	183	37,255
Interest expense related to amortization of debt issue costs and debt discount		6,499	6,499
Stock-based compensation	2,081	921	3,002
Deferred income taxes	(69,621)	(2,071)	(71,692)
Net losses of unconsolidated joint ventures	3,453		3,453
Net gain on disposition of property, plant and equipment	(1,337)		(1,337)
Gain from convertible debt extinguishment		(17,969)	(17,969)
Decrease in trade receivables	42,656		42,656
Increase in inventories	(3,638)		(3,638)
Decrease in accounts payable and accrued liabilities	(21,850)	(5,443)	(27,293)
Other changes in operating assets and liabilities, net	8,108	(9,010)	(902)

Net cash provided by (used in) operating activities	56,241	(32,534)	23,707

Cash flows from investing activities:
Purchase of property, plant and equipment	(37,887)	(36)	(37,923)
Proceeds from disposition of property, plant and equipment	2,956		2,956
Net increase in long-term receivables and deposits	(2,964)	(346)	(3,310)
Payment for acquisition	(10,792)		(10,792)
Net change in other assets	(184)	(236)	(420)

Net cash used in investing activities	(48,871)	(618)	(49,489)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt		15,000	15,000
Payments on long-term debt		(2,500)	(2,500)
Other debt issue costs		(1,090)	(1,090)
Employee stock purchases	586	157	743
Proceeds from exercise of stock options		410	410
Income tax benefit from exercise of stock options		189	189

Net cash provided by financing activities	586	12,166	12,752

Net increase (decrease) in cash and cash equivalents	7,956	(20,986)	(13,030)
Cash and cash equivalents, beginning of period	(8,710)	30,347	21,637

Cash and cash equivalents, end of period	$(754)	$9,361	$8,607

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended March 31, 2010

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Cash flows from operating activities:
Net income (loss)	$549	$(27,477)	$(26,928)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	29,084	72	29,156
Interest expense related to amortization of debt issue costs and debt discount		8,315	8,315
Stock-based compensation	1,572	713	2,285
Deferred income taxes	3,294	(7,372)	(4,078)
Net gains of unconsolidated joint ventures	(8,942)		(8,942)
Net gain on disposition of property, plant and equipment	(1,246)		(1,246)
Decrease in trade receivables	21,022		21,022
Increase in inventories	(968)		(968)
Decrease (increase) in accounts payable and accrued liabilities	(17,493)	14,410	(3,083)
Other changes in operating assets and liabilities, net	8,071	(3,536)	4,535

Net cash provided by (used in) operating activities	34,943	(14,875)	20,068

Cash flows from investing activities:
Purchase of property, plant and equipment	(13,674)	(27)	(13,701)
Proceeds from disposition of property, plant and equipment	3,530		3,530
Net decrease (increase) in long-term receivables and deposits	(8,761)	1,000	(7,761)
Net change in other assets	(391)	(419)	(810)

Net cash provided by (used in) investing activities	(19,296)	554	(18,742)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt		316,187	316,187
Payments on long-term debt		(259,795)	(259,795)
Other debt issue costs		(2,456)	(2,456)
Employee stock purchases	327	54	381

Net cash provided by financing activities	327	53,990	54,317

Net increase in cash and cash equivalents	15,974	39,669	55,643
Cash and cash equivalents, beginning of period	(2,947)	18,881	15,934

Cash and cash equivalents, end of period	$13,027	$58,550	$71,577

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-Q. Our fiscal year ends on September 30 and unless otherwise noted, references to 2009 refer to our fiscal quarter and/or six month period ended March 31, 2009 and references to 2010 refer to our fiscal quarter and/or six month period ended March 31, 2010. Other references to years refer to our fiscal year rather than a calendar year.

Overview

Consolidation and Segments. The consolidated financial statements include the accounts of Headwaters, all of our subsidiaries, and other entities in which we have a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation.

We currently operate in three industries: light building products, heavy construction materials and energy technology. In the light building products segment, we design, manufacture, and sell manufactured architectural stone, exterior siding accessories (such as shutters, mounting blocks, and vents), concrete block and other building products. Revenues consist of product sales to wholesale and retail distributors, contractors and other users of building products. We are a nationwide leader in the management and marketing of CCPs, including fly ash used as a replacement for portland cement. Revenues in the heavy construction materials segment consist primarily of CCP product sales with a smaller amount of service revenue. In the energy technology segment, we are focused on reducing waste and increasing the value of energy-related feedstocks, primarily in the areas of low-value coal and oil. Revenues for the energy technology segment consist primarily of coal sales and equity earnings in joint ventures.

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

In October 2009, we issued new senior secured notes aggregating approximately $328.3 million, for net proceeds of approximately $316.2 million. We used approximately $260.0 million of the proceeds to repay all of our obligations under the former senior secured credit facility and virtually all of our outstanding 2.875% convertible senior subordinated notes. Also in October 2009, we entered into a $70.0 million asset based revolving loan facility (ABL Revolver) that is currently undrawn.

Light Building Products Segment. The key strategic element of our building products strategy is to introduce new products into our extensive distribution system, providing us an outlet to rapidly increase geographic coverage for our products. Our light building products segment has been significantly affected by the depressed new housing and residential remodeling markets. Accordingly, we have significantly reduced operating costs to be positively positioned to take advantage of a future industry turnaround, which we believe could begin in fiscal 2010. We continue to develop new building products and to leverage our robust distribution system which we believe is a competitive advantage for us.

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

We, like many others in the light building products industry, experienced a large drop in orders and a reduction in our margins in fiscal 2008 and 2009 relative to prior years. In fiscal 2007, 2008 and 2009, we recorded significant goodwill impairments associated with our light building products business. None of the impairment charges in these years affected our cash position, cash flow from operating activities or debt covenant compliance. We can provide no assurances that the light building products market will improve in the near future. Some recent industry reports suggest that the national home construction trend may be at or near the end of its decline. Weakness has continued into the earlier part of calendar 2010; however, we expect improved market conditions in the second half of calendar 2010 based on current housing market forecasts showing the start of a housing recovery at such time.

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

For fiscal 2009, coal sales were $58.1 million, compared to $38.7 million for fiscal 2008, but coal sales decreased from $33.3 million for the six months ended March 31, 2009 to $21.2 million for the six months ended March 31, 2010, partially due to the rapid decline in demand and pricing for coal, especially metallurgical grade coal. In addition, we have experienced high start-up costs and operational challenges as we finished construction and renovation activities and commenced operations at many facilities in a short period of time. As of March 31, 2010, we have temporarily curtailed operations at three of our coal cleaning facilities and reduced staffing at other facilities to better match coal production with current demand.

We are also committed to continuing to invest in research and development activities that are focused on energy-related technologies and nanotechnology, but at decreased levels in the future as compared to earlier years. We participate in joint ventures that operate an ethanol plant located in North Dakota and a hydrogen peroxide plant in South Korea. To a smaller degree, we are also investing in other energy projects such as the refining of heavy crude oils into lighter transportation fuels.

Seasonality and Weather. Both our light building products and our heavy construction materials segments are greatly impacted by seasonality. Revenues and EBITDA are highest in the June and September quarters. Further, both segments are affected by weather as it impacts construction activities.

Debt and Liquidity. We incurred indebtedness in prior years to make strategic acquisitions, but were also able to increase cash flows and utilize that cash to reduce debt levels. We became highly leveraged as a result of acquisitions, but reduced our outstanding debt significantly through fiscal 2008 by using cash generated from operations, from underwritten public offerings of common stock and from proceeds from settlement of litigation. During 2005 through 2008, we made several early repayments of our long-term debt. In fiscal 2008 and 2009, early repayments of long-term debt decreased as compared to earlier years primarily due to our investments of available cash in the development of our coal cleaning business in the energy technology segment. Cash needs for capital expenditures, while significantly lower, continued in fiscal 2009, so we were and continue to be highly focused on liquidity to enable us to continue implementing our overall operational strategy and repay debt as it matures.

We lowered the aggregate amount of indebtedness under our convertible notes by $64.2 million in fiscal 2009 by engaging in several exchanges of our convertible notes for common stock and new series of convertible notes bearing a higher interest rate. We also sold common stock in a public offering in September 2009 and used net proceeds of approximately $34.5 million to repay part of our former senior secured debt. In October 2009, we issued new senior secured notes aggregating approximately $328.3 million, for net proceeds of approximately $316.2 million. We used most of the proceeds to repay all of our remaining obligations under the former senior secured credit facility and virtually all of our outstanding 2.875% convertible senior subordinated notes. Also in October 2009, we entered into a $70.0 million ABL Revolver. Upon completion of these financings, we now have no debt maturities prior to 2014, unless the holders of the 16% convertible senior subordinated notes, totaling approximately $48.3 million, exercise their put option in 2012. We currently have approximately $70.0 million of cash on hand and additional liquidity is expected to be generated from operations over the next 12 months.

In summary, our strategy for 2010 and subsequent years is to significantly reduce capital expenditures, continue efforts to streamline operations and reduce operating and general overhead costs, and to reduce our outstanding debt levels using cash on hand and cash flow from operations to the extent deemed prudent.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The information set forth below compares our operating results for the quarter ended March 31, 2010 (2010) with operating results for the quarter ended March 31, 2009 (2009).

Summary. Our total revenue for 2010 was $128.2 million, down 7% from $137.7 million for 2009. Gross profit increased 22%, from $22.6 million in 2009 to $27.5 million in 2010. Our operating loss decreased from $(478.3) million in 2009 to $(4.3) million in 2010, and the net loss decreased from $(409.6) million or a diluted loss per share of $(9.86) in 2009, to a net loss of $(13.0) million, or $(0.22) per diluted share, in 2010. Excluding goodwill impairment in 2009, the operating loss decreased from $(12.7) million in 2009 to $(4.3) million in 2010, and the net loss decreased from $(37.3) million or a diluted loss per share of $(0.90) in 2009, to a net loss of $(13.0) million, or $(0.22) per diluted share, in 2010.

Revenue and Gross Margins. The major components of revenue, along with gross margins, are discussed in the sections below.

Light Building Products Segment. Sales of light building products during 2010 were $61.3 million with a corresponding gross profit of $14.6 million. Sales of light building products during 2009 were $68.4 million with a corresponding gross profit of $12.3 million. The decrease in our sales of light building products in 2010 was due primarily to the continuing effects of the depressed new housing and residential remodeling markets which impacted sales across most of our product lines. Notwithstanding the lower sales in 2010, the gross margin percentage increased from 2009 to 2010 due primarily to our cost reduction efforts initiated in fiscal 2009. We believe our niche strategy and our focus on productivity improvements and cost reductions tempered somewhat the impact of the severe slowdown in new residential construction; however, the recession has resulted in higher unemployment, adding to the high level of home foreclosures, putting additional homes on the market and further reducing the demand for new construction.

New housing starts according to the National Association of Home Builders were 0.9 million and 0.6 million units in calendar 2008 and 2009, respectively, compared to a 10-year average of 1.5 million units. Our light building products business relies on the home improvement and remodeling markets as well as new construction. The U.S. Census Bureau’s Value of Private Residential Construction Spending Put in Place data on homeowner improvement activity shows that the four-quarter moving average peaked at $146.2 billion in the second quarter of calendar 2007 and fell to $114.5 million in the third quarter of calendar 2009, and then rose to $115.8 billion in the fourth quarter of calendar 2009. The Leading Indicator of Remodeling Activity estimate issued by the Joint Center for Housing Studies at Harvard University has estimated that the four-quarter moving average will be $121.5 billion in the fourth quarter of calendar 2010, which would be the highest level since the second quarter of calendar 2008.

Given our market leadership positions and reduced cost structure, we believe that we are positioned to benefit from a rebound in the housing market when it occurs. We believe the new housing and residential remodeling markets are in the early stages of a broad recovery and that the long-term growth prospects in the industry are strong. According to the U.S. Census Bureau, seasonally-adjusted annualized housing starts in March 2010 were up 28% from their lows experienced in calendar 2009, but current seasonally-adjusted annualized housing starts are still well below the 50-year average of 1.5 million units. According to the Harvard Joint Center for Housing Studies, the nation’s housing stock will have to accommodate approximately 12.5 million to 14.8 million additional households due to population growth over the next decade, or approximately 1.3 million to 1.5 million households per year.

Over the last two years we have improved overall manufacturing productivity significantly. As a result of the improved productivity, we are able to continue the process of reducing the number of production facilities and distribution centers and still provide the same level of pre-recession manufacturing capacity. As these activities continue, a restructuring charge could be recorded in the June 2010 quarter relative to possible closings or consolidations of certain architectural stone facilities, resulting in additional cost savings and enhanced operating margins.

Heavy Construction Materials Segment. Heavy construction materials revenues for 2010 were $47.3 million with a corresponding gross profit of $8.9 million. Heavy construction materials revenues for 2009 were $48.1 million with a corresponding gross profit of $11.6 million. The decrease in heavy construction materials revenues in 2010 compared to 2009 was due primarily to a reduction in concrete consumption in the western U.S., partially offset by increased revenue from service contracts in the central and eastern regions of the U.S. The reduction in concrete consumption resulted primarily from declines in commercial construction and state infrastructure spending. The gross margin percentage decreased from 2009 to 2010 primarily because of product mix, a higher percentage of service revenue compared to product sales and fewer fixed costs being absorbed as a result of lower total sales.

The EPA has continued its review of various regulatory approaches for the disposal of fly ash. One possible approach may be to regulate disposal of fly ash as hazardous, but also maintain certain EPA approved beneficial applications as non-hazardous. Another approach may maintain Sub-Title D classification, continuing to give states the lead authority on the regulation of handling, storage, and disposal of fly ash. The EPA could also propose the elimination of wet disposal sites. While some of these alternatives may be positive, any regulatory change that directly or indirectly limits beneficial use of fly ash as a replacement for portland cement could negatively impact our revenue.

Energy Technology Segment. Energy technology revenues consisted primarily of coal sales related to our coal cleaning business, along with equity earnings or loss from our joint venture investments in an ethanol plant located in North Dakota and a hydrogen peroxide plant in South Korea. Segment revenues for 2010 were $19.6 million with a corresponding gross profit of $4.1 million. Segment revenues for 2009 were $21.2 million with a corresponding gross profit (loss) of $(1.3) million. Cost of revenue related to our coal cleaning business exceeded revenue in both periods due primarily to low coal prices and ongoing start-up and ramp-up costs for newly-constructed and renovated coal cleaning facilities that were placed in service in late fiscal 2008 and in the quarter ended December 31, 2008. However, equity earnings in our joint ventures were $6.2 million in 2010 compared to losses of $(0.9) million in 2009.

As of March 31, 2010, we have temporarily idled three of our coal cleaning facilities to align production to sales and to concentrate production in fewer facilities. We have also reduced staffing at other facilities and cut costs at all locations to reduce the breakeven point for the coal cleaning business. However, to be successful, we must overcome operational issues, including securing and maintaining strategic relationships with coal companies, landowners, and others that host our coal cleaning facilities; securing adequate coal feedstock at a reasonable price; efficiently handling and transporting materials; and efficiently operating our dredging, slurry piping and coal cleaning equipment.

In the future, we will likely need to undertake the significant disruption and expense of relocating facilities and entering into new strategic relationships where feedstock is exhausted or other critical arrangements come to an end. We have not achieved our planned economies of scale based upon budgeted full production, and to date, our coal cleaning facilities have not consistently operated at a cost that is less than the revenues generated. Profitability depends on our ability to increase production and sales of cleaned coal. If these facilities operate at low production levels or cannot produce fuel at a cost and quality satisfactory to customers, these operations may not become profitable and some of the facilities could be impaired, potentially requiring a charge to earnings in the period of impairment.

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

Operating Expenses. The decrease in amortization expense of $0.6 million from 2009 to 2010 was due primarily to accelerated amortization of certain intangible assets in 2009. Research and development expense did not change significantly from 2009 to 2010. Selling, general and administrative expenses decreased $2.9 million, or 11%, to $24.4 million in 2010 from $27.3 million in 2009. The decrease in 2010 was due primarily to $3.0 million of reduced personnel-related costs, which declined primarily because of headcount reductions. Due to cost-cutting activities initiated in fiscal 2009, we expect selling, general and administrative expenses for fiscal 2010 to be below comparable fiscal 2009 levels.

Other Income and Expense. During 2010, we reported net other expense of $16.1 million, compared to net other expense of $8.5 million during 2009. The increase in net other expense of $7.6 million was comprised of an increase in net interest expense of approximately $5.5 million, combined with a decrease in net other income of approximately $2.1 million.

Net interest expense increased from $10.5 million in 2009 to $16.0 million in 2010 due primarily to i) the issuance of $328.3 million of new 11.375% senior secured notes and the repayment of approximately $260.0 million of lower rate former secured notes and convertible debt with a portion of the net proceeds; and ii) increased effective interest rates on outstanding convertible debt in 2010 resulting from the convertible debt exchange transactions in fiscal 2009. Due primarily to the October 2009 issuance of new high-rate senior secured notes, we expect interest expense for fiscal 2010 to significantly exceed the level for fiscal 2009. Reference is made to Note 6 to the consolidated financial statements for a discussion of the implementation of new accounting rules for our convertible debt, which affected the amount of interest expense recognized in both 2009 and 2010, and which will affect the amount of interest expense recognized in future periods as well.

The decrease in net other income of $2.1 million represented primarily a $1.6 million decrease in gain on disposition of property, plant and equipment in 2010 compared to 2009, and a $0.4 million gain on debt extinguishment in 2009 ($0 in 2010).

Income Tax Provision. Our estimated effective income tax benefit rate for the fiscal year ending September 30, 2010, exclusive of discrete items, is currently estimated to be 44%. This estimated benefit rate is lower than the 51% estimate as of December 31, 2009 due primarily to a reduction in estimated Section 45 refined coal tax credits for the 2010 fiscal year, in turn due to current and future coal sales being predominately metallurgical coal and export sales instead of sales for the domestic steam market. We did not recognize any income tax expense for discrete items in 2010. For 2009, we used an estimated effective income tax benefit rate of less than 20%, exclusive of $0.1 million of income tax expense for discrete items that did not affect the calculation of the estimated effective income tax rate for the 2009 fiscal year.

The estimated effective tax rate for fiscal 2010, exclusive of discrete items, is higher than the statutory rate primarily due to a pre-tax loss projected for the year combined with projected Section 45 refined coal tax credits, which will increase any income tax benefit otherwise recorded. The fiscal 2009 estimated effective tax rate was also affected by Section 45 tax credits, and also had the effect of increasing the estimated effective income tax benefit rate, but to a much smaller extent than in 2010 because of the magnitude of the projected 2009 pre-tax loss. The primary reason for the low effective tax benefit rate in 2009 was the non-deductibility of a significant portion of the goodwill impairment recorded in 2009.

Section 45 refined coal tax credits are generated by coal cleaning facilities that we own and operate. We believe it is more likely than not that a significant portion of the refined coal produced at our coal cleaning facilities qualifies for tax credits pursuant to Section 45 of the Internal Revenue Code, notwithstanding the uncertainties and risks associated with the tax credits, as more fully described in Note 10 to the consolidated financial statements. Excluding the effect of Section 45 tax credits, our estimated effective tax rate for fiscal 2010 would be approximately 32%, which is lower than the statutory rate due primarily to the effect of valuation allowances and permanent differences.

Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009

The information set forth below compares our operating results for the six months ended March 31, 2010 (2010) with operating results for the six months ended March 31, 2009 (2009).

Summary. Our total revenue for 2010 was $267.8 million, down 12% from $303.8 million for 2009. Gross profit increased 5%, from $54.3 million in 2009 to $56.9 million in 2010. Our operating loss decreased from $(487.5) million in 2009 to $(10.6) million in 2010, and the net loss decreased from $(412.0) million or a diluted loss per share of $(9.94) in 2009, to a net loss of $(26.9) million, or $(0.45) per diluted share, in 2010. Excluding goodwill impairment in 2009, the operating loss decreased from $(21.9) million in 2009 to $(10.6) million in 2010, and the net loss decreased from $(39.7) million or a diluted loss per share of $(0.98) in 2009, to a net loss of $(26.9) million, or $(0.45) per diluted share, in 2010.

Revenue and Gross Margins. The major components of revenue, along with gross margins, are discussed in the sections below.

Light Building Products Segment. Sales of light building products during 2010 were $132.5 million with a corresponding gross profit of $33.2 million. Sales of light building products during 2009 were $156.6 million with a corresponding gross profit of $30.3 million. The decrease in our sales of light building products in 2010 was due primarily to the continuing effects of the depressed new housing and residential remodeling markets which impacted sales across most of our product lines. Notwithstanding the lower sales in 2010, the gross margin percentage increased from 2009 to 2010 due primarily to our cost reduction efforts initiated in fiscal 2009.

Heavy Construction Materials Segment. Heavy construction materials revenues for 2010 were $103.1 million with a corresponding gross profit of $21.4 million. Heavy construction materials revenues for 2009 were $115.3 million with a corresponding gross profit of $31.8 million. The decrease in heavy construction materials revenues in 2010 compared to 2009 was due primarily to a reduction in concrete consumption in the western U.S., particularly California and Nevada, partially offset by increased revenue from service contracts in the central and eastern regions of the U.S. The reduction in concrete consumption resulted primarily from declines in commercial construction and state infrastructure spending. The gross margin percentage decreased from 2009 to 2010 primarily because of product mix, a higher percentage of service revenue compared to product sales and fewer fixed costs being absorbed as a result of lower total sales.

Energy Technology Segment. Energy technology revenues consisted primarily of coal sales related to our coal cleaning business, along with equity earnings or loss from our joint venture investments. Segment revenues for 2010 were $32.2 million with a corresponding gross profit of $2.4 million. Segment revenues for 2009 were $31.9 million with a corresponding gross profit (loss) of $(7.8) million. Cost of revenue related to our coal cleaning business exceeded revenue in both periods due primarily to low coal prices and ongoing start-up and ramp-up costs for newly-constructed and renovated coal cleaning facilities that were placed in service in late fiscal 2008 and in the quarter ended December 31, 2008. However, equity earnings in our joint ventures were $8.9 million in 2010 compared to losses of $(3.5) million in 2009.

Operating Expenses. The decrease in amortization expense of $0.8 million from 2009 to 2010 was due primarily to accelerated amortization of certain intangible assets in 2009. Research and development expense decreased by $1.5 million from 2009 to 2010, primarily because of decreased spending on our coal-to-liquids and hydrogen peroxide technologies beginning in January 2009. Selling, general and administrative expenses decreased $6.3 million, or 11%, to $52.6 million in 2010 from $58.9 million in 2009. The decrease in 2010 was due to reduced expenses in every significant category of expense except for professional services. The largest contributor of cost savings was personnel-related costs, totaling approximately $6.0 million, which decreased primarily because of headcount reductions. Professional services increased by approximately $4.0 million in 2010 due primarily to $3.3 million of consultation costs related to recapitalization transactions that occurred in 2009 and other periods.

Other Income and Expense. During 2010, we reported net other expense of $32.3 million, compared to net other expense of $1.3 million during 2009. The increase in net other expense of $31.0 million was comprised of an increase in net interest expense of approximately $12.7 million, combined with a decrease in net other income of approximately $18.3 million.

Net interest expense increased from $20.7 million in 2009 to $33.4 million in 2010 due primarily to i) the issuance of $328.3 million of new 11.375% senior secured notes and the repayment of approximately $260.0 million of lower rate former secured notes and convertible debt with a portion of the net proceeds; ii) increased effective interest rates on outstanding convertible debt in 2010 resulting from the convertible debt exchange transactions in fiscal 2009; and iii) the acceleration of amortization of $2.6 million of debt issue costs in 2010 compared to $1.2 million of accelerated amortization of debt issue costs in 2009, all related to early-retired debt in the respective periods.

The decrease in net other income of $18.3 million consisted primarily of an $18.0 million gain on debt extinguishment in 2009 ($0 in 2010).

Income Tax Provision. The recorded income tax benefit rates for 2010 and 2009 were 37% and 16%, respectively, including discrete items. During 2010, we recognized $2.9 million of income tax expense for discrete items that did not affect the calculation of the estimated effective income tax rate for the 2010 fiscal year. For 2009, we recognized $0.6 million of additional income tax expense for discrete items. The discrete items recorded in 2010 represented primarily changes in estimates related to tax credits and other permanent differences.

Impact of Inflation and Related Matters

In certain periods, some of our operations have been negatively impacted by increased raw materials costs for commodities, such as polypropylene and poly-vinyl chloride in the light building products segment; however, the negative impact has generally been less significant during 2010 than during prior periods. We have been successful in passing on some, but not all, increased materials costs to customers. Additionally, 2008-2009 decreases in fuel costs benefited all of our business units. It is not possible to accurately predict the future trends of these costs, nor our ability to pass on any future price increases to customers.

Liquidity and Capital Resources

Summary of Cash Flow Activities. Net cash provided by operating activities in 2010 was $20.1 million, compared to $23.7 million for 2009. The net loss in 2010 was significantly less than the net loss in 2009; however, the $465.7 million non-cash charge for goodwill impairment in 2009 was the primary difference in the net loss between the two periods. The 2009 net loss, after adjusting for the goodwill impairment charge and the change in deferred taxes (most of which related to the goodwill impairment) was approximately $(18.0) million, compared to the 2010 net loss of $(26.9) million. Another significant non-cash component of our operating results in 2009 was an $18.0 million gain on debt extinguishment. There was no such gain in 2010. Finally, there was a significant difference between periods in the non-cash results of unconsolidated joint ventures. In 2010, there was a net gain from equity-method investments of $8.9 million and in 2009 there was a net loss from these investments of $(3.5) million.

Due primarily to the seasonality of our businesses, there were positive cash flows in both 2009 and 2010 from the collection of trade receivables, but cash provided from these collections was $21.6 million higher in 2009 than in 2010. This change primarily resulted from decreased revenues in the light building products and heavy construction materials segments in summer 2009 as compared to summer 2008, which in turn resulted in lower trade receivable balances as of September 30, 2009 than as of September 30, 2008. We have not experienced any significant changes in our historical patterns of receivable collections or in trade account delinquencies. For similar reasons of seasonality, there were negative cash flows in both 2009 and 2010 from the payment of current liabilities. Payments for these liabilities was $24.2 million higher in 2009 than in 2010 with the largest contributing factor being the significant increase in accrued interest payable as of March 31, 2010 compared to September 30, 2009 and the comparable dates in the prior year.

In both 2009 and 2010, our primary investing activity consisted of the purchase of property, plant and equipment. In 2009, we also made a $10.8 million deferred payment for a fiscal year 2008 acquisition. In 2009, there were $12.5 million of proceeds from long-term debt, net of a $2.5 million of repayment, along with exchanges of existing convertible debt for new convertible debt. In 2010, we consummated a significant restructuring of our long-term debt, resulting in the issuance of new senior secured notes and the repayment of all of our former senior secured debt and a portion of our convertible debt. More details about these and other investing and financing activities are provided in the following paragraphs.

Investing Activities. Total 2010 expenditures for property, plant and equipment were $13.7 million, a decrease of $24.2 million from 2009. In 2009, the substantial majority of capital expenditures were for projects in the energy technology segment, primarily the construction and renovation of coal cleaning facilities. In 2010, the majority of capital expenditures were related to the maintenance of operating capacity in our light building products segment. Total fiscal year 2010 capital expenditures are currently expected to be approximately $30.0 million, significantly less than the fiscal year 2009 expenditures of $64.2 million. Also, spending on coal cleaning facilities in fiscal 2010 will comprise a much smaller portion of total expenditures as compared to fiscal years 2008 and 2009.

Capital expenditures are limited by the terms of our new ABL Revolver to $60.0 million in fiscal 2010, $55.0 million in 2011 and $60.0 million in 2012. As of March 31, 2010, we were committed to spend approximately $1.3 million on capital projects that were in various stages of completion. In 2009 and 2010, we realized $3.0 million and $3.5 million, respectively, of proceeds from the sale of property, plant and equipment, most of which represented non-strategic assets in our light building products segment. In 2010 we made payments of approximately $7.8 million for primarily long-term deposits related to our energy segment coal cleaning operations. Such payments were $3.3 million in 2009.

We intend to continue to expand our business through growth of existing operations and commercialization of technologies currently being developed. Acquisitions have historically been an important part of our long-term business strategy; however, primarily because of debt covenant restrictions, but also due to cash flow considerations and recent events affecting the debt and equity markets, we have not made any acquisitions since 2008. We have also invested in joint ventures, which are accounted for using the equity method of accounting, but we do not currently have plans to significantly increase our investments in those entities. Our new debt agreements significantly limit potential acquisitions and investments in joint ventures, with the ABL Revolver being the most restrictive. During the four-year term of the ABL Revolver, our acquisitions and investments in joint ventures and other less than 100%-owned entities are limited to total cumulative consideration of $3.0 million.

Financing Activities. In 2009, we exchanged approximately $80.9 million of our 2.875% convertible senior subordinated notes due 2016 for $63.3 million of new 16% convertible senior subordinated notes due 2016. In March 2009, we exchanged approximately $5.5 million of our 2.50% convertible senior subordinated notes due 2014 for approximately $3.9 million of new 14.75% convertible senior subordinated notes due 2014. Gains of approximately $18.0 million, recorded in other income (expense) in the accompanying consolidated statement of operations for 2009, were recognized on the extinguishments of debt in 2009. Additionally, approximately $1.2 million of unamortized debt issue costs related to the extinguished debt was charged to interest expense in 2009. New debt issue costs of approximately $0.9 million were incurred related to the new 16% and 14.75% convertible notes. In 2009, we borrowed $15.0 million under our revolving credit arrangement and repaid $2.5 million of our former senior secured debt.

In October 2009, we issued new senior secured notes aggregating approximately $328.3 million, for net proceeds of approximately $316.2 million. We used most of the proceeds to repay all of our obligations under the former senior secured credit facility and virtually all of the outstanding 2.875% convertible senior subordinated notes. Because the amount outstanding under the former revolving credit arrangement as of September 30, 2009 ($25.0 million) was repaid with those proceeds, we classified it as long-term in the accompanying consolidated balance sheet. In connection with the termination of the former credit facility and early repayment of the debt, we wrote off all remaining related debt issue costs, aggregating approximately $2.0 million. In addition, in connection with consultations related to recapitalization transactions that occurred in 2009 and other periods, we incurred $3.3 million of costs that were expensed during the three months ended December 31, 2009, which amount is included in selling, general and administrative expenses in the statement of operations. Also in October 2009, we entered into a $70.0 million ABL Revolver for which we incurred approximately $2.5 million of debt issue costs in 2009. Significant terms of the new senior secured notes and the ABL Revolver, as well as all of our convertible senior subordinated notes are described in Note 6 to the consolidated financial statements.

As a result of the debt restructuring that occurred in fiscal 2009 and in 2010, our interest costs have increased substantially and will continue to exceed prior year levels throughout fiscal 2010. Fiscal year 2009 interest costs totaled approximately $47.9 million, including approximately $13.5 million of non-cash interest expense and approximately $1.4 million of interest costs that were capitalized. Fiscal year 2010 interest costs are expected to total more than $65.0 million, with all but approximately $13.0 million involving the expenditure of cash.

Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of our light building products and heavy construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets. As of March 31, 2010, availability under the ABL Revolver was approximately $55.0 million. The ABL Revolver matures in October 2013, at which time all amounts borrowed must be repaid and the lending commitment terminates. There have been no borrowings under the ABL Revolver since it was entered into in October 2009.

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

The retrospective application of the new rules resulted in the following cumulative changes to the balance sheet as of September 30, 2009: a decrease of $0.7 million in debt issue costs; a decrease of $32.8 million in long-term debt; an increase of $11.8 million in the liability for deferred income taxes; a decrease in retained earnings (increase in accumulated deficit) of $25.7 million; and an increase in additional paid-in capital of $46.0 million. The application of the new rules resulted in an increase in interest expense of $3.6 million for both 2009 and 2010; a decrease in other income of $1.2 million for 2009; an increase in net loss of $4.8 million and $3.6 million for 2009 and 2010, respectively; and an increase in the loss per share of $(0.12) and $(0.03) for 2009 and 2010, respectively. The consolidated statements of cash flows were also affected by the changes in interest expense and other income, which resulted in increases in the reported net losses of $4.8 million and $3.6 million, respectively; increases in non-cash interest expense, of $3.6 million in both periods; and decreases in gain on extinguishment of debt of $1.2 million and $0 million, respectively. There were no changes in the total cash provided by operating activities for either period.

Compliance with Terms of Senior Secured Notes and ABL Revolver. We were in compliance with all debt covenants as of March 31, 2010. The senior secured notes and ABL Revolver limit the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling assets, making capital expenditures, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if in the future the availability under the ABL Revolver is less than 50% of the total $70.0 million commitment, or $35.0 million currently, we are required to maintain a monthly fixed charge coverage ratio of at least (i) 1.0x for the last twelve-month period for each month ending on or prior to December 31, 2010, and (ii) 1.1x for the last twelve-month period for each month ending after December 31, 2010.

As of March 31, 2010, availability under the ABL Revolver was approximately $55.0 million. However, due primarily to the seasonality of our operations, it is possible that the availability under the ABL could fall below $35.0 million in a future period. As of March 31, 2010, our fixed charge coverage ratio, as defined in the ABL Revolver agreement, is less than 1.0, although we currently expect the ratio to exceed 1.0 for much of the remainder of fiscal 2010 and as of September 30, 2010. The fixed charge coverage ratio is calculated by dividing EBITDAR minus capital expenditures and cash payments for income taxes by fixed charges. EBITDAR consists of net income (loss) i) plus net interest expense, income taxes (as defined), depreciation and amortization, non-cash charges such as goodwill and other impairments, and rent expense; ii) plus or minus other specified adjustments such as equity earnings or loss in joint ventures. Fixed charges consist of cash payments for debt service plus rent expense.

If availability under the ABL Revolver were to decline below $35.0 million at some future date and the fixed charge coverage ratio were to also decline below 1.0 (or 1.1 subsequent to December 31, 2010), the ABL Revolver lender could issue a notice of default. Management currently believes it is unlikely such a notice of default would occur because there are currently no outstanding borrowings under the ABL Revolver and it is remote that there will be any outstanding borrowings under the ABL Revolver through at least the next 12 months. If a notice of default were to become imminent, we would seek an amendment to the ABL Revolver, or alternatively, a waiver of the availability requirement and/or fixed charge coverage ratio for a period of time.

Approximately $212.6 million remains available for future offerings of securities under a universal shelf registration statement filed with the SEC in 2008. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering could commence under the registration statement.

In both 2009 and 2010, cash proceeds from employee stock purchases and the exercise of options were not material. Option exercise activity is primarily dependent on our stock price and is not predictable. To the extent non-qualified stock options are exercised, or there are disqualifying dispositions of shares obtained upon the exercise of incentive stock options, we receive an income tax deduction generally equal to the income recognized by the optionee. Such amounts were not material in either 2009 or 2010.

Working Capital. As of March 31, 2010, our working capital was $132.6 million (including $71.6 million of cash and cash equivalents) compared to $98.4 million as of September 30, 2009. The increase in working capital resulted primarily from the issuance of new senior secured notes described above. In addition, notwithstanding the continuing decrease in light building products and heavy construction materials revenues as a result of existing economic conditions, we currently expect operations to produce positive cash flow in 2010 and in future years. We believe the current amount of working capital will be sufficient for operating needs for the next 12 months, and currently believe that it will not be necessary to utilize borrowing capacity under the ABL Revolver for our seasonal cash needs or otherwise during that period of time.

Income Taxes. Historically, there has often been a lag in paying estimated taxes during a fiscal year due to the seasonality of our operations and because estimated income tax payments are typically based on annualizing a fiscal year’s taxable income based on year-to-date results. We currently expect this general pattern to continue, but to have a less significant effect on our cash flow in the current fiscal year due to expected results of operations that are closer to break-even than what we have historically experienced. For fiscal 2010, we expect cash outlays for income taxes to be minimal and that there will be positive cash flows in excess of $10.0 million for the carryback of fiscal year 2009 net operating losses (NOLs), once the fiscal 2009 income tax returns are prepared and filed and the anticipated refunds received. The income tax benefit which will be recorded for fiscal 2010 NOLs is not expected to be realized in cash in the current fiscal year; rather, it is expected to be realized as an offset to future years’ expected tax liabilities resulting from positive taxable income. We currently expect our effective income tax rate in future years to be different from the statutory rate primarily due to the availability of Section 45 refined coal tax credits. These tax credits relate to the coal cleaning facilities that we currently own and operate. The tax credits are expected to reduce required cash payments for estimated taxes during the year they are earned.

As of March 31, 2010, we had approximately $15.4 million of unrecognized tax benefits. Approximately $14.1 million of gross unrecognized income tax benefits would affect the 2010 effective tax rate if released into income. We recognize accrued interest and potential penalties related to all income tax liabilities, including unrecognized income tax benefits, in income tax expense. During 2010, we recognized approximately $0.3 million of interest and penalties and released approximately $0.1 million of liabilities for interest and penalties. As of March 31, 2010, approximately $5.0 million was accrued for the payment of interest and penalties.

The calculation of tax liabilities involves uncertainties in the application of complex tax regulations in multiple jurisdictions. For example, we are currently under audit by the IRS for the years 2005 through 2008 and have open tax periods subject to examination by both federal and state taxing authorities for the years 2005 through 2009. We recognize potential liabilities for anticipated tax audit issues in the U.S. and state tax jurisdictions based on estimates of whether, and the extent to which, additional taxes and interest will be due. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer required. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. It is reasonably possible that the amount of our unrecognized income tax benefits will change significantly within the next 12 months. These changes could be the result of our ongoing tax audits or the settlement of outstanding audit issues. However, due to the number of years under audit and the matters being examined, at the current time, an estimate of the range of reasonably possible outcomes cannot be made, beyond amounts currently accrued.

As discussed previously, cash payments for income taxes are reduced for tax deductions resulting from disqualifying dispositions of incentive stock options and from the exercise of non-qualified stock options, which amounts were not material in 2009 or 2010. Option exercise activity is primarily dependent on our stock price which is not predictable, and likewise, it is not possible to estimate what tax benefits may be realized from future option exercises.

Summary of Future Cash Requirements. Significant cash requirements for fiscal 2010, beyond seasonal operational working capital requirements, consist primarily of interest payments on long-term debt and capital expenditures. In years beyond 2010, significant cash requirements will also include the repayment of debt, but not prior to June 2012, when the 16% convertible senior subordinated notes can be put to us. Reference is also made to Note 10 to the consolidated financial statements where the potential risks of future litigation are described in detail.

EBITDA. We define EBITDA as net income (loss) plus net interest expense, income taxes, depreciation and amortization, stock-based compensation, foreign currency translation gain or loss and goodwill or other impairments. EBITDA, in addition to being used to monitor compliance with debt covenants, is also used by management to measure operating performance, as a supplement to our consolidated financial statements presented in accordance with generally accepted accounting principles (GAAP). EBITDA is also used by investors to measure a company’s ability to service its debt and meet its other cash needs. The EBITDA calculation as reflected in the following tables is consistent with the definition we have used historically and with the definition we intend on using in future periods when measuring operating performance, but differs in certain respects with the definition in our new October 2009 debt agreements. The differences between the definition of EBITDA as used historically and in our new debt agreements concern primarily income tax credits and, to a lesser extent, other specified non-cash adjustments.

Management believes EBITDA is helpful in highlighting trends, because EBITDA excludes certain results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, tax jurisdictions and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than by using GAAP results alone.

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

Our EBITDA and trailing twelve months (TTM) EBITDA are calculated in the following tables.

	Quarter Ended		Six Months Ended
(in millions)	March 31, 2009	March 31, 2010	March 31, 2009	March 31, 2010
Net income (loss)	$(409.6)	$(13.0)	$(412.0)	$(26.9)
Net interest expense	10.5	16.0	20.7	33.4
Income taxes, as defined	(75.2)	(6.4)	(73.1)	(16.6)
Depreciation, amortization, and stock-based compensation	19.1	16.0	40.3	31.4
Foreign currency translation gain or loss	0.5	(1.6)	0.3	(2.4)
Goodwill impairment	465.7	0.0	465.7	0.0
Additional book gain on convertible debt exchange	1.3	0.0	1.3	0.0

EBITDA for quarter / six month period	$12.3	$11.0	$43.2	$18.9

	Twelve Months Ended
(in millions)	September 30, 2008	September 30, 2009	March 31, 2010
Net income (loss)	$(175.7)	$(431.5)	$(46.5)
Net interest expense	29.8	46.1	58.8
Income taxes, as defined	2.2	(76.2)	(19.8)
Depreciation, amortization, and stock-based compensation	74.2	71.7	62.9
Foreign currency translation gain or loss	6.6	(1.7)	(4.3)
Goodwill impairment	205.0	465.7	0.0
Inducement loss on debt to equity exchange and additional book gain on convertible debt exchange	—	31.3	30.1

TTM EBITDA	$142.1	$105.4	$81.2

Light building products segment	$73.6	$45.6	$47.9
Heavy construction materials segment	72.8	60.4	50.9
Energy technology segment	11.8	(16.0)	(9.9)
Corporate	(16.1)	15.4	(7.7)

TTM EBITDA, all segments	$142.1	$105.4	$81.2

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

We have limited operations in foreign jurisdictions. However, one of our joint ventures with Evonik Industries AG owns a hydrogen peroxide business located in South Korea. This joint venture has € 22.5 million (approximately $30.3 million as of March 31, 2010) of long-term debt along with other obligations denominated in Euros. Because this debt and other obligations are repayable in a currency different from the Korean Won, the joint venture’s functional currency, they must be remeasured into Korean Won at the end of each reporting period based on period end exchange rates, with the impact recorded in earnings. As a result, the joint venture is subject to foreign currency exchange rate movements. During the six months ended March 31, 2009 and 2010, the joint venture recorded foreign currency exchange gains or (losses) of which a loss of $(0.3) million and a gain of $1.9 million, respectively, have been included in our results of operations. As of March 31, 2010, a change in the relationship between the Euro and Korean Won of 10% would result in a gain or loss of approximately $1.5 million for us.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of March 31, 2010, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2010 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See “Legal Matters” in Note 10 to the consolidated financial statements for a description of current legal proceedings.

ITEM 1A.	RISK FACTORS

Risks relating to our business, our common stock and indebtedness are described in Item 1A of our Form 10-K and in Item 1A of our December 31, 2009 Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Entry into a Material Definitive Agreement.

On May 3, 2010, Headwaters Incorporated (the “Company”) and Kirk A. Benson, the Company’s Chairman and Chief Executive Officer, entered into an Employment Agreement (the “Agreement”). The Agreement replaced the prior employment agreement between the Company and Mr. Benson dated as of April 1, 2005, which terminated in accordance with its terms.

The Agreement has a five-year term, with provision for automatic one year renewals unless either party gives prior written notice. Base salary initially is $650,000 (Mr. Benson’s current base salary), and will increase to $700,000 on October 1, 2010. Any discretionary annual bonus and long-term incentives will be determined by the Board of Directors of the Company (the “Board”) or an authorized committee of the Board, as is currently the case.

The Agreement provides an opportunity for Mr. Benson to earn annual supplemental retirement contributions equal to 42.5% of his then current base salary during each year of continued service, commencing on the date the Agreement is signed and subject to a maximum of six contributions. The supplemental retirement contributions will be credited with a 7% interest rate or other agreed upon return as specified in the Agreement. The accumulated retirement contributions (including earnings) will be paid to him following any termination of employment, including death. The supplemental retirement benefit is unfunded, except that upon a “Change in Control,” as defined in the Agreement, the Company agrees to establish a rabbi trust into which the accumulated contributions (including earnings) will be deposited. The Agreement also provides that upon Mr. Benson’s retirement on or after the original term of the Agreement (or upon his death, disability, termination by the Company without “Cause” or termination by him for “Good Reason,” as those terms are defined in the Agreement, or a Change in Control), any stock options and stock appreciation rights granted to him after execution of the Agreement shall remain exercisable for five years following termination or until the expiration date of the award, whichever period is shorter.

Similar to his prior agreement, the Agreement provides for certain severance benefits with respect to termination of his employment by the Company without “Cause” or by Mr. Benson with “Good Reason,” subject to his entering into a release of claims against the Company: (1) Two times the sum of base salary plus the target annual bonus for the year of termination, payable over 24 months; (2) Reimbursement for COBRA and life/accident insurance coverage for one year following termination; and (3) Accelerated vesting of equity awards except to the extent specifically provided otherwise in equity award agreements. Mr. Benson will be subject to a covenant not to compete/non-solicit for 24 months following termination. Upon termination of employment he will provide consulting services (at approximately 20% time) for three years, for annual compensation of $300,000. The Company may terminate the consulting arrangement for Cause or upon Mr. Benson’s death or disability.

The existing form of Executive Change in Control Agreement entered into between the Company and Mr. Benson, effective as of September 30, 2006 will remain in effect in accordance with its terms, subject to technical amendments made to comply with Section 409A of the Internal Revenue Code.

In proposing the Agreement, the Compensation Committee of the Board and the Board took into account the fact that short term bonuses and long-term cash and equity incentives would continue to be established by the Compensation Committee and the Board based on the Company’s needs. The Committee noted that in October 2008 Mr. Benson voluntarily agreed to reduce his base salary from $750,000 to $650,000 due to the cash needs of the Company and also agreed to forgo an increase to $800,000 in 2009 per the terms of the original contract. The Board believes that the salary increase from $650,000 to $700,000 in October 2010 and the provision for supplemental retirement contributions represent the proper level of compensation for Mr. Benson in light of his experience and performance. In establishing the new base salary and retirement contributions, the Company received advice from its outside consultant. That advice was reviewed by the Committee’s consultant, Mercer. The Committee believes that the salary and retirement contributions are consistent with median levels for companies that provide nonqualified retirement contribution plans. The Board has great confidence in Mr. Benson based on his leadership over the last 12 years through good times and during the recent recession as he led the restructuring of the Company. The Board believes his experience and capability are very important to the future of the Company and that the new Agreement provides appropriate incentives for him to continue to serve as Chairman and CEO.

A copy of the Agreement is attached as Exhibit 10.60.

ITEM 6.	EXHIBITS

The following exhibits are included herein:

10.60	Employment agreement with Kirk A. Benson dated May 3, 2010, effective as of April 1, 2010	*

12	Computation of ratio of earnings to combined fixed charges and preferred stock dividends	*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	*

99.1	2000 Employee Stock Purchase Plan, as Amended and Restated Effective 30 December 2009	*

99.29	2010 Incentive Compensation Plan	*

99.30	Form of Performance Unit Award Agreement (April 2010)	*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEADWATERS INCORPORATED

Date: May 4, 2010	By:	/s/ Kirk A. Benson
Kirk A. Benson, Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2010	By:	/s/ Steven G. Stewart
Steven G. Stewart, Chief Financial Officer
(Principal Financial Officer)