Form 10-Q
period 2010-06-30
HEADWATERS INC
filed 2010-08-04
CIK 1003344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The number of shares outstanding of the Registrant’s common stock as of July 31, 2010 was 60,436,380.

HEADWATERS INCORPORATED

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Actual results may vary materially from such expectations. In some cases, words such as “may,” “should,” “intends,” “plans,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, or the negative of such terms, may help to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking. For a discussion of the factors that could cause actual results to differ from expectations, please see the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2009, in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 and in Item 1A of this Form 10-Q. There can be no assurance that our results of operations will not be adversely affected by such factors. Unless legally required, we undertake no obligation to revise or update any forward-looking statements for any reason. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

ITEM 1.	FINANCIAL STATEMENTS

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)	September 30, 2009	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$15,934	$46,318
Trade receivables, net	91,411	97,082
Inventories	38,729	43,578
Current and deferred income taxes	28,767	36,696
Other	11,855	9,509

Total current assets	186,696	233,183

Property, plant and equipment, net	321,316	308,750

Other assets:
Intangible assets, net	203,632	188,441
Goodwill	115,999	115,999
Other	63,539	85,988

Total other assets	383,170	390,428

Total assets	$891,182	$932,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,242	$21,225
Accrued personnel costs	20,338	22,394
Accrued interest	4,607	9,708
Other accrued liabilities	43,068	38,815

Total current liabilities	88,255	92,142

Long-term liabilities:
Long-term debt	423,566	485,763
Deferred income taxes	26,935	17,505
Unrecognized income tax benefits	12,140	16,046
Other	15,566	15,274

Total long-term liabilities	478,207	534,588

Total liabilities	566,462	626,730

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; authorized 100,000 shares; issued and outstanding: 60,245 shares at September 30, 2009 (including 165 shares held in treasury) and 60,436 shares at June 30, 2010 (including 21 shares held in treasury)	60	60
Capital in excess of par value	638,877	643,669
Retained earnings (accumulated deficit)	(310,884)	(336,304)
Treasury stock and other	(3,333)	(1,794)

Total stockholders’ equity	324,720	305,631

Total liabilities and stockholders’ equity	$891,182	$932,361

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per-share data)	2009	2010	2009	2010
Revenue:
Light building products	$92,577	$95,052	$249,205	$227,538
Heavy construction materials	64,412	70,383	179,721	173,530
Energy technology	18,242	26,746	50,139	58,913

Total revenue	175,231	192,181	479,065	459,981
Cost of revenue:
Light building products	66,975	65,131	193,321	164,467
Heavy construction materials	46,458	54,713	129,998	136,502
Energy technology	19,666	20,835	59,331	50,599

Total cost of revenue	133,099	140,679	382,650	351,568

Gross profit	42,132	51,502	96,415	108,413
Operating expenses:
Amortization	5,719	5,516	17,674	16,705
Research and development	2,171	2,178	7,466	5,951
Selling, general and administrative	28,881	30,361	87,773	82,947
Goodwill impairment	0	0	465,656	0

Total operating expenses	36,771	38,055	578,569	105,603

Operating income (loss)	5,361	13,447	(482,154)	2,810
Other income (expense):
Net interest expense	(11,734)	(18,447)	(32,472)	(51,886)
Other, net	1,569	(102)	20,999	1,076

Total other income (expense), net	(10,165)	(18,549)	(11,473)	(50,810)

Loss before income taxes	(4,804)	(5,102)	(493,627)	(48,000)
Income tax benefit	6,760	6,610	83,600	22,580

Net income (loss)	$1,956	$1,508	$(410,027)	$(25,420)

Basic earnings (loss) per share	$0.05	$0.03	$(9.87)	$(0.42)

Diluted earnings (loss) per share	$0.05	$0.03	$(9.87)	$(0.42)

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Nine Months Ended June 30, 2010

	Common stock		Capital in excess of par value	Retained earnings (accumulated deficit)	Treasury stock, at cost	Other	Total stockholders’ equity
(in thousands)	Shares	Amount
Balances as of September 30, 2009, as previously reported	60,245	$60	$592,860	$(285,156)	$(2,047)	$(1,286)	$304,431
Cumulative effect of change in accounting principle			46,017	(25,728)			20,289

Balances as of September 30, 2009, as adjusted	60,245	60	638,877	(310,884)	(2,047)	(1,286)	324,720
Issuance of restricted stock, net of cancellations	191	0					0
144 shares of treasury stock transferred to employee stock purchase plan, at cost			(1,234)		1,790		556
Change in deferred taxes related to convertible debt			2,263				2,263
Stock-based compensation			3,763				3,763
Other comprehensive income, net of taxes – cash flow hedge and foreign currency translation adjustments						(251)	(251)
Net loss for the nine months ended June 30, 2010				(25,420)			(25,420)

Balances as of June 30, 2010	60,436	$60	$643,669	$(336,304)	$(257)	$(1,537)	$305,631

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
(in thousands)	2009	2010
Cash flows from operating activities:
Net loss	$(410,027)	$(25,420)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill impairment	465,656	0
Depreciation and amortization	51,853	44,501
Interest expense related to amortization of debt issue costs and debt discount	9,684	11,961
Stock-based compensation	4,353	3,763
Deferred income taxes	(74,236)	(3,336)
Net gains of unconsolidated joint ventures	(162)	(12,938)
Net gain on disposition of property, plant and equipment	(478)	(1,167)
Asset impairment	0	3,462
Gain from convertible debt extinguishment	(20,381)	0
Decrease (increase) in trade receivables	20,029	(5,671)
Decrease (increase) in inventories	5,324	(3,393)
Increase (decrease) in accounts payable and accrued liabilities	(12,263)	3,887
Other changes in operating assets and liabilities, net	(5,934)	(6,368)

Net cash provided by operating activities	33,418	9,281

Cash flows from investing activities:
Purchase of property, plant and equipment	(55,255)	(19,660)
Proceeds from disposition of property, plant and equipment	3,081	3,610
Net decrease (increase) in long-term receivables and deposits	1,529	(7,171)
Payment for acquisition	(10,792)	0
Net change in other assets	(5,190)	(168)

Net cash used in investing activities	(66,627)	(23,389)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	35,000	316,187
Payments on long-term debt	(7,500)	(269,795)
Other debt issue costs	(3,297)	(2,456)
Employee stock purchases	882	556
Proceeds from exercise of stock options	410	0
Income tax benefit from exercise of stock options	93	0

Net cash provided by financing activities	25,588	44,492

Net increase (decrease) in cash and cash equivalents	(7,621)	30,384
Cash and cash equivalents, beginning of period	21,637	15,934

Cash and cash equivalents, end of period	$14,016	$46,318

Supplemental schedule of non-cash investing and financing activities:
Exchanges of convertible senior subordinated notes	$79,672	$—

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

Basis of Presentation – Headwaters’ fiscal year ends on September 30 and unless otherwise noted, references to 2009 refer to Headwaters’ fiscal quarter and/or nine month period ended June 30, 2009 and references to 2010 refer to Headwaters’ fiscal quarter and/or nine month period ended June 30, 2010. Other references to years refer to Headwaters’ fiscal year rather than a calendar year.

The consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the seasonality of most of Headwaters’ operations and other factors, the consolidated results of operations for 2010 are not indicative of the results to be expected for the full fiscal 2010 year. For the nine months ended June 30, 2009, approximately 11% of Headwaters’ total revenue and cost of revenue was for services. For the nine months ended June 30, 2010, approximately 13% of Headwaters’ total revenue and cost of revenue was for services. Substantially all service-related revenue for both periods was in the heavy construction materials segment.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters’ Annual Report on Form 10-K for the year ended September 30, 2009 (Form 10-K) and in Headwaters’ Quarterly Reports on Form 10-Q for the quarters ended December 31, 2009 and March 31, 2010.

Recent Accounting Pronouncements – Business Combinations and Consolidation. In December 2007, the FASB issued new standards related to business combinations and consolidation (ASC Topic 805 Business Combinations and Topic 810 Consolidation). These standards, which Headwaters adopted on October 1, 2009, will significantly change the accounting for and reporting of any future business combinations or for any noncontrolling interest that arises in the future.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

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

Convertible Debt. In May 2008, the FASB issued new rules related to accounting for convertible debt that may be settled in cash upon conversion (ASC Topic 470 Debt). The new rules specify that issuers of convertible debt that can be settled in cash separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the entity’s non-convertible debt borrowing rate when interest cost is recognized. The adoption of the new rules, which for Headwaters was on October 1, 2009, required different accounting for Headwaters’ 2.50% Convertible Senior Subordinated Notes due 2014 issued in January 2007, the 16% Convertible Senior Subordinated Notes due 2016 issued in December 2008, and the 14.75% Convertible Senior Subordinated Notes due 2014 issued in March and April 2009. The new rules require retrospective application to all periods presented, or all periods subsequent to January 2007 for Headwaters. More information about the adoption of these rules is provided in Note 6.

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

2. Segment Reporting

Headwaters currently operates three business segments: light building products, heavy construction materials and energy technology. These segments are managed and evaluated separately by management due to differences in their markets, operations, products and services. Revenues for the light building products segment consist of product sales to wholesale and retail distributors, contractors and other users of building products. Revenues for the heavy construction materials segment consist primarily of CCP product sales to ready-mix concrete businesses, with a smaller amount from services provided to coal-fueled electric generating utilities. Revenues for the energy technology segment consist primarily of coal sales and equity earnings in joint ventures. Intersegment sales are immaterial.

The following segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. Segment performance is evaluated primarily on revenue and operating income, although other factors are also used, such as income tax credits generated by activities of the energy technology segment and EBITDA, which is defined as net income plus net interest expense, income taxes (as defined), depreciation and amortization, stock-based compensation, foreign currency translation gain or loss and goodwill and other impairments, consistent with the methodology Headwaters has used historically.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

Segment costs and expenses considered in deriving segment operating income (loss) include cost of revenue, amortization, research and development, and segment-specific selling, general and administrative expenses. Amounts included in the “Corporate” column represent expenses not specifically attributable to any segment and include administrative departmental costs and general corporate overhead. Segment assets reflect those specifically attributable to individual segments and primarily include cash, accounts receivable, inventories, property, plant and equipment, intangible assets and goodwill. Certain other assets are included in the “Corporate” column.

	Three Months Ended June 30, 2009
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals
Segment revenue	$92,577	$64,412	$18,242	$—	$175,231

Depreciation and amortization	$(8,854)	$(3,143)	$(2,520)	$(81)	$(14,598)

Operating income (loss)	$7,172	$11,213	$(8,620)	$(4,404)	$5,361

Net interest expense					(11,734)
Other income (expense), net					1,569
Income tax benefit					6,760

Net income					$1,956

Capital expenditures	$1,693	$9,448	$6,191	$—	$17,332

	Three Months Ended June 30, 2010
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals
Segment revenue	$95,052	$70,383	$26,746	$—	$192,181

Depreciation and amortization	$(8,216)	$(3,455)	$(3,642)	$(32)	$(15,345)

Operating income (loss)	$10,571	$8,536	$(572)	$(5,088)	$13,447

Net interest expense					(18,447)
Other income (expense), net					(102)
Income tax benefit					6,610

Net income					$1,508

Capital expenditures	$4,634	$1,273	$52	$—	$5,959

	Nine Months Ended June 30, 2009
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals
Segment revenue	$249,205	$179,721	$50,139	$—	$479,065

Depreciation and amortization	$(31,807)	$(9,412)	$(10,370)	$(264)	$(51,853)

Operating income (loss)	$(464,950)	$29,100	$(35,386)	$(10,918)	$(482,154)

Net interest expense					(32,472)
Other income (expense), net					20,999
Income tax benefit					83,600

Net loss					$(410,027)

Capital expenditures	$4,204	$17,212	$33,803	$36	$55,255

Segment assets as of June 30, 2009	$351,903	$313,992	$203,274	$32,585	$901,754

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

	Nine Months Ended June 30, 2010
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals
Segment revenue	$227,538	$173,530	$58,913	$—	$459,981

Depreciation and amortization	$(23,783)	$(10,232)	$(10,382)	$(104)	$(44,501)

Operating income (loss)	$9,769	$16,567	$(8,424)	$(15,102)	$2,810

Net interest expense					(51,886)
Other income (expense), net					1,076
Income tax benefit					22,580

Net loss					$(25,420)

Capital expenditures	$14,205	$3,587	$1,841	$27	$19,660

Segment assets as of June 30, 2010	$335,652	$304,007	$208,339	$84,363	$932,361

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

Stock-Based Compensation – Total stock-based compensation expense was approximately $1.4 million and $1.5 million for the three months ended June 30, 2009 and 2010, respectively, and approximately $4.4 million and $3.8 million for the nine months ended June 30, 2009 and 2010, respectively. As of June 30, 2010, there was approximately $4.2 million of total compensation cost related to unvested awards not yet recognized, which will be recognized in future periods in accordance with applicable vesting terms.

4. Inventories

Inventories consisted of the following at:

(in thousands)	September 30, 2009	June 30, 2010
Raw materials	$9,856	$14,494
Finished goods	28,873	29,084

	$38,729	$43,578

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

5. Long-Lived Assets

Intangible Assets – All of Headwaters’ identified intangible assets are being amortized. The following table summarizes the gross carrying amounts and the related accumulated amortization of intangible assets as of:

		September 30, 2009		June 30, 2010
(in thousands)	Estimated useful lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
CCP contracts	8 -20 years	$117,690	$45,181	$117,690	$50,229
Customer relationships	7 1/2 -15 years	77,603	26,681	77,603	31,073
Trade names	5 - 20 years	67,425	16,700	67,425	19,261
Patents and patented technologies	4 - 19 years	55,058	28,625	53,334	29,776
Other	2 - 12 years	5,690	2,647	5,310	2,582

		$323,466	$119,834	$321,362	$132,921

Total amortization expense related to intangible assets was approximately $5.7 million and $5.5 million for the three months ended June 30, 2009 and 2010, respectively, and approximately $17.7 million and $16.7 million for the nine months ended June 30, 2009 and 2010, respectively. Total estimated annual amortization expense for fiscal years 2010 through 2015 is shown in the following table.

Year ending September 30:	(in thousands)
2010	$22,230
2011	21,934
2012	20,087
2013	19,144
2014	18,716
2015	14,697

Goodwill – As of September 30, 2009 and June 30, 2010, Headwaters had recorded goodwill only in the heavy construction materials segment. Under the requirements of ASC Topic 350 Intangibles–Goodwill and Other, Headwaters is required to periodically test for goodwill impairment, at least annually, or sooner if indicators of possible impairment arise. Headwaters performs its annual impairment testing as of June 30, and accordingly, will perform an impairment test of the goodwill in the heavy construction materials segment as of June 30, 2010, which test will be completed prior to September 30, 2010.

As described in more detail in the 10-K, during the quarter ended March 31, 2009, management determined that indicators of goodwill impairment in the light building products reporting unit existed. In addition, the significant declines in coal and oil prices and in Headwaters’ stock price indicated potential goodwill impairment in the energy technology reporting unit as well. Accordingly, Headwaters performed goodwill impairment tests for both the light building products and energy technology reporting units during the quarter ended March 31, 2009. Upon completion of the impairment tests, Headwaters wrote off all remaining goodwill in the light building products and energy technology reporting units, totaling approximately $465.7 million. The impairment charges did not affect Headwaters’ cash position, cash flow from operating activities or senior debt covenant compliance. Changes in the credit markets in late 2008 and in 2009 increased Headwaters’ borrowing rate, which borrowing rate directly affects the discount rate used in the goodwill impairment calculations. This increase in the discount rate led to the majority of the goodwill impairment in 2009.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

6. Long-term Debt

The total undiscounted face amount of Headwaters’ outstanding long-term debt was $456.3 million as of September 30, 2009 and $514.8 million as of June 30, 2010. As of those dates, long-term debt consisted of the following:

(in thousands)	September 30, 2009	June 30, 2010
Senior secured notes (face amount $328,250), net of discount	$—	$325,650
Former senior secured debt	188,000	—
Convertible senior subordinated notes:
2.875%	71,795	—
16%, due 2016 with put date of June 2012 (face amount $48,277 at September 30, 2009 and $38,277 at June 30, 2010), net of discount	43,848	35,719
2.50%, due 2014 (face amount $120,900), net of discount	95,843	99,774
14.75%, due 2014 (face amount $27,370), net of discount	24,080	24,620

Total convertible notes, net of applicable discounts	235,566	160,113

Carrying amount of long-term debt, net of discounts	$423,566	$485,763

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

The senior secured notes limit Headwaters in the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making investments and the payment of dividends or distributions, among other things. Headwaters was in compliance with all debt covenants as of June 30, 2010.

ABL Revolver – As of June 30, 2010, Headwaters had no borrowings outstanding under the ABL Revolver. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of Headwaters’ light building products and heavy construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets of Headwaters. As of June 30, 2010, availability under the ABL Revolver was approximately $69.0 million.

Outstanding borrowings under the ABL Revolver accrue interest at Headwaters’ option, at either i) the London Interbank Offered Rate (LIBOR) plus 3.75%, 4.0% or 4.25%, depending on Headwaters’ fixed charge coverage ratio; or ii) the “Base Rate” plus 2.25%, 2.5% or 2.75%, again depending on the fixed charge coverage ratio. The base rate is subject to a floor equal to the highest of i) the prime rate, ii) the federal funds rate plus 0.5%, and iii) the 30-day LIBOR rate plus 1.0%. Fees on the unused portion of the ABL Revolver range from 0.25% to 0.50%, depending on the amount of the credit facility which is utilized. If there would have been borrowings outstanding under the ABL Revolver as of June 30, 2010, the interest rate on those borrowings would have been approximately 4.8%. The ABL Revolver matures in October 2013, at which time all amounts borrowed must be repaid and the lending commitment terminates.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

In 2010, Headwaters entered into separate, privately-negotiated agreements with certain holders of the 16% notes to repurchase and cancel $10.0 million in aggregate principal amount of the notes. Terms of repayment included payment of a premium of 18% of par, or $1.8 million, which was recorded as interest expense. Accelerated debt discount and debt issue costs aggregating approximately $0.8 million were also charged to interest expense. Following all of the above-described transactions in fiscal 2009 and 2010, approximately $38.3 million of these notes remained outstanding as of June 30, 2010.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

For the three months ended June 30, 2009 and 2010, the application of the new rules resulted in an increase in interest expense of $1.7 million and $1.8 million, respectively; a decrease in other income of $7.6 million and $0 million, respectively; a decrease in net income of $9.3 million and $1.8 million, respectively; and a decrease in earnings per share of $0.22 and $0.03, respectively. For the nine months ended June 30, 2009 and 2010, the retrospective application of the new rules resulted in an increase in interest expense of $5.3 million and $5.5 million, respectively; a decrease in other income of $8.9 million and $0, respectively; an increase in net loss of $14.2 million and $5.5 million, respectively; and an increase in the loss per share of $0.34 and $0.09, respectively. The consolidated statements of cash flows for the nine months ended June 30, 2009 and 2010 were also affected by the changes in interest expense and other income, which resulted in increases in the reported net losses of $14.2 million and $5.5 million, respectively; increases in non-cash interest expense of $5.3 million and $5.5 million, respectively; and decreases in gain on extinguishment of debt of $8.9 million and $0 million, respectively.

Interest and Debt Maturities – During the three months ended June 30, 2009 and 2010, Headwaters incurred total interest costs of approximately $12.1 million and $18.5 million, respectively, including approximately $3.2 million and $3.7 million, respectively, of non-cash interest expense and approximately $0.3 million and $0 million, respectively, of interest costs that were capitalized. During the nine months ended June 30, 2009 and 2010, Headwaters incurred total interest costs of approximately $33.8 million and $52.5 million, respectively, including approximately $9.7 million and $12.0 million, respectively, of non-cash interest expense and approximately $0.9 million and $0.4 million, respectively, of interest costs that were capitalized.

Interest income was approximately $0.1 million for the three months ended June 30, 2009 and 2010, and $0.4 million and $0.2 million for the nine months ended June 30, 2009 and 2010, respectively. The weighted-average interest rate on the face amount of outstanding long-term debt, disregarding amortization of debt discount and debt issue costs, was approximately 7.7% at September 30, 2009 and 9.8% at June 30, 2010.

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

Headwaters’ outstanding debt as of September 30, 2009 consisted of both fixed-rate debt (all convertible senior subordinated notes) and variable-rate debt (former senior secured debt). As of June 30, 2010, all outstanding long-term debt was fixed-rate. Using fair values for the fixed-rate debt, the fair value of all outstanding long-term debt as of September 30, 2009 and June 30, 2010 would have been approximately $390.0 million and $495.0 million, respectively, compared to carrying values of $423.6 million and $485.8 million, respectively.

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

8. Income Taxes

Headwaters’ estimated effective income tax benefit rate for the fiscal year ending September 30, 2010, exclusive of discrete items, is currently estimated to be 51%. Headwaters also recognized $1.9 million of income tax expense for discrete items that did not affect the calculation of the estimated effective income tax rate for the 2010 fiscal year. For 2009, Headwaters used an estimated effective income tax benefit rate of less than 20%, exclusive of $0.3 million of income tax expense for discrete items.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

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

Section 45 refined coal tax credits are generated by coal cleaning facilities that Headwaters owns and operates. Headwaters believes it is more likely than not that a significant portion of the refined coal produced at its coal cleaning facilities qualifies for tax credits pursuant to Section 45 of the Internal Revenue Code, notwithstanding the uncertainties and risks associated with the tax credits, as more fully described in Note 10. Excluding the effect of Section 45 tax credits, Headwaters’ estimated effective tax rate for fiscal 2010 would be approximately 34%, which is lower than the statutory rate due primarily to the effect of valuation allowances and permanent differences.

As of June 30, 2010, Headwaters had approximately $16.0 million of unrecognized tax benefits. Approximately $12.9 million of gross unrecognized income tax benefits would affect the 2010 effective tax rate if released into income. Headwaters recognizes accrued interest and potential penalties related to all income tax liabilities, including unrecognized income tax benefits, in income tax expense. During the nine months ended June 30, 2010, Headwaters recognized approximately $0.5 million of interest and penalties and released approximately $0.1 million of liabilities for interest and penalties. As of June 30, 2010, approximately $5.2 million was accrued for the payment of interest and penalties.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

9. Earnings per Share

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per-share data)	2009	2010	2009	2010
Numerator:
Numerator for basic and diluted earnings per share – net income (loss)	$1,956	$1,508	$(410,027)	$(25,420)

Denominator:
Denominator for basic earnings per share – weighted-average shares outstanding	41,704	59,995	41,540	59,946
Effect of dilutive securities – shares issuable upon exercise of options and SARS and vesting of restricted stock	24	80	0	0

Denominator for diluted earnings per share – weighted-average shares outstanding after assumed exercises and vesting	41,728	60,075	41,540	59,946

Basic earnings (loss) per share	$0.05	$0.03	$(9.87)	$(0.42)

Diluted earnings (loss) per share	$0.05	$0.03	$(9.87)	$(0.42)

Anti-dilutive securities not considered in diluted EPS calculation:
Stock options	1,917	1,806	1,968	1,809
SARs	1,967	2,644	2,070	2,678
Restricted stock	327	135	348	156
Weighted-average shares issuable upon conversion of convertible notes	3,055	0	3,826	234

10. Commitments and Contingencies

Significant new commitments, material changes in commitments and ongoing contingencies as of June 30, 2010, not disclosed elsewhere, are as follows.

Performance Unit Awards – As more fully described in the 10-K, in fiscal 2009 the Compensation Committee approved grants of performance unit awards to certain officers and employees, to be settled in cash, based on the achievement of goals tied to cumulative divisional free cash flow generated subsequent to September 30, 2008 and prior to September 30, 2028. During the three months ended March 31, 2010, the Committee terminated the awards for all participants in the corporate business unit and assigned a five-year performance period term to the free cash flow performance goals for the remaining participating business units, aggregating $850.0 million. As of June 30, 2010, these business units have achieved approximately $115.2 million of free cash flow and accrued approximately $1.1 million of expense for the awards. The maximum payout under the amended performance unit awards if all performance criteria were to be achieved by the participating operating divisions would be approximately $36.0 million. Due to the shortened term of the performance period, it is currently expected that the ultimate payout will be significantly less than the maximum payout.

During the three months ended June 30, 2010, in accordance with terms of the 2010 Incentive Compensation Plan, the Committee approved grants of performance unit awards to certain officers and employees in the corporate business unit, to be settled in cash, based on the achievement of goals tied to free cash flow in the second half of fiscal 2010. The awards were calculated using a target compensation amount for each participant and will be adjusted, subject to prescribed limitations, based on consolidated free cash flow generated during the six-month performance period, using a threshold/target/maximum adjustment structure. Assuming free cash flow generated during the performance period is above

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

the threshold level, the awards will vest and be settled in cash in annual installments over the next two years, provided the participant is still employed by Headwaters at the respective vesting dates. At each vesting date, the awards will be adjusted using the preceding 60-day average stock price. For purposes of these awards, free cash flow is generally defined as operating income plus depreciation, amortization, goodwill impairment and Section 45 tax credits, reduced by capital expenditures. Assuming the average closing stock price for the 60 days in the period ended June 30, 2010 of $3.99 remains unchanged for the September 30, 2011 and 2012 vesting dates, the maximum payout under this arrangement would be approximately $3.0 million. As of June 30, 2010, approximately $1.0 million has been accrued for these awards. It is the current intent of the Committee to grant future performance unit awards to certain officers and employees in the corporate business unit, based on one-year performance periods, with terms similar to those described above; however, there is no obligation to do so.

Property, Plant and Equipment – As of June 30, 2010, Headwaters was committed to spend approximately $0.9 million on capital projects that were in various stages of completion.

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

Historically, costs paid to outside legal counsel for litigation have comprised a majority of Headwaters’ litigation-related costs. During the nine months ended June 30, 2009 and 2010, Headwaters incurred approximately $3.3 million and $3.8 million, respectively, of expense for legal matters, which consisted primarily of costs for outside legal counsel. Headwaters currently believes the range of potential loss for all unresolved matters, excluding costs for outside counsel, is from $1.0 million up to the amounts sought by claimants and has recorded a total liability as of June 30, 2010 of $1.0 million. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Headwaters’ outside counsel currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability to Headwaters. Accordingly, management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability, nor is it possible to estimate what litigation-related costs will be in future periods.

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

Boynton. In October 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. In June 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee filed by former stockholders of Adtech alleging, among other things, fraud, conspiracy, constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. All claims against Headwaters were dismissed in pretrial proceedings except claims of conspiracy and constructive trust. The District Court certified a class comprised of substantially all purported stockholders of Adtech, Inc. At the first trial, the plaintiffs sought compensatory damages from Headwaters in the approximate amount of $43.0 million plus prejudgment interest and punitive damages. In June 2009, a jury reached a verdict in a trial in the amount of $8.7 million for eight named plaintiffs representing a portion of the class members. The jury also reached a verdict on certain legal liability issues and a verdict on damages of $12.7 million on behalf of the balance of the class members. The court has set a second trial date for the unnamed class members’ claims to begin on August 30, 2010. It is expected

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

that there will be further trial court proceedings to resolve the equitable claim and equitable defenses as to all members of the class. It is not expected that a final judgment will be entered by the trial court until all issues are concluded following such further trial court proceedings. Once final judgment is entered, the parties may seek relief from judgment by motion to the trial court and by appeal from the final judgment. Because the resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability.

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

Fentress Families Trust. VFL Technology Corporation (VFL), acquired by HRI in 2004, provides services related to fly ash disposal to Virginia Electric and Power Company. Approximately 395 plaintiffs, most of whom are homeowners living in the City of Chesapeake, Virginia, filed a complaint in March 2009 in the State of Virginia Chesapeake Circuit Court against 16 named defendants, including Virginia Electric and Power Company, certain persons associated with the Battlefield Golf Course, including the owner, developer, and contractors, and others, including VFL and HRI. The complaint alleges that fly ash used to construct the golf course has contaminated area ground water exposing plaintiffs to toxic chemicals and causing property damage. The complaint alleges multiple causes of action and seeks a new water system, monitoring costs, site clean-up, and other damages totaling approximately $1.8 billion, including certain injunctive relief. A second lawsuit was filed in August 2009 and has been consolidated with the first action where approximately 62 plaintiffs have sued essentially the same defendants, alleging similar claims and requests for damages, in excess of $1.5 billion. HRI has filed insurance claims, which are the subject of dispute, and the amount of Headwaters’ claims against its insurers exceeds the amount of insurance. The court is expected to issue rulings resolving motions on the pleadings and to set a case scheduling order in the near future. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

Headwaters is under audit by the IRS concerning its Section 45 tax credits. There are multiple bases upon which the IRS may challenge the tax credits, including whether Headwaters’ facilities were placed in service for the purpose of producing refined coal, whether the facilities use waste coal as a feedstock, and whether the testing methods and certifications adequately demonstrate the required emissions reductions. In addition, Congress may modify or repeal Section 45 so that these tax credits may not be available in the future. Through June 30, 2010, Headwaters has recognized a total benefit of approximately $13.3 million related to Section 45 tax credits.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET – June 30, 2010

(in thousands)	Guarantor Subsidiaries	Parent Company	Eliminations and Reclassifications	Headwaters Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$11,108	$35,210	$—	$46,318
Trade receivables, net	97,082			97,082
Inventories	43,578			43,578
Current and deferred income taxes	5,447	5,420	25,829	36,696
Other	8,028	1,481		9,509

Total current assets	165,243	42,111	25,829	233,183

Property, plant and equipment, net	308,371	379	—	308,750

Other assets:
Intangible assets, net	188,441			188,441
Goodwill	115,999			115,999
Investments in subsidiaries and intercompany accounts	301,130	157,368	(458,498)	—
Intercompany notes	(637,046)	637,046		—
Deferred income taxes	75,833	26,122	(101,955)	—
Other	58,497	27,491		85,988

Total other assets	102,854	848,027	(560,453)	390,428

Total assets	$576,468	$890,517	$(534,624)	$932,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,578	$647	$—	$21,225
Accrued personnel costs	10,978	11,416		22,394
Accrued interest		9,708		9,708
Current and deferred income taxes	(4,714)	(21,115)	25,829	—
Other accrued liabilities	36,738	2,077		38,815

Total current liabilities	63,580	2,733	25,829	92,142

Long-term liabilities:
Long-term debt		485,763		485,763
Deferred income taxes	93,870	25,590	(101,955)	17,505
Unrecognized income tax benefits	11,518	4,528		16,046
Other	10,313	4,961		15,274

Total long-term liabilities	115,701	520,842	(101,955)	534,588

Total liabilities	179,281	523,575	(76,126)	626,730

Commitments and contingencies
Stockholders’ equity:
Common stock	209,346	60	(209,346)	60
Capital in excess of par value	249,152	643,669	(249,152)	643,669
Retained earnings (accumulated deficit)	(59,774)	(276,530)		(336,304)
Treasury stock and other	(1,537)	(257)		(1,794)

Total stockholders’ equity	397,187	366,942	(458,498)	305,631

Total liabilities and stockholders’ equity	$576,468	$890,517	$(534,624)	$932,361

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2009

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Revenue:
Light building products	$92,577	$—	$92,577
Heavy construction materials	64,412		64,412
Energy technology	18,242		18,242

Total revenue	175,231	—	175,231
Cost of revenue:
Light building products	66,975		66,975
Heavy construction materials	46,458		46,458
Energy technology	19,666		19,666

Total cost of revenue	133,099	—	133,099

Gross profit	42,132	—	42,132
Operating expenses:
Amortization	5,719		5,719
Research and development	2,171		2,171
Selling, general and administrative	24,477	4,404	28,881

Total operating expenses	32,367	4,404	36,771

Operating income (loss)	9,765	(4,404)	5,361
Other income (expense):
Net interest expense	(165)	(11,569)	(11,734)
Other, net	(844)	2,413	1,569

Total other income (expense), net	(1,009)	(9,156)	(10,165)

Income (loss) before income taxes	8,756	(13,560)	(4,804)
Income tax benefit	5,176	1,584	6,760

Net income (loss)	$13,932	$(11,976)	$1,956

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2010

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Revenue:
Light building products	$95,052	$—	$95,052
Heavy construction materials	70,383		70,383
Energy technology	26,746		26,746

Total revenue	192,181	—	192,181
Cost of revenue:
Light building products	65,131		65,131
Heavy construction materials	54,713		54,713
Energy technology	20,835		20,835

Total cost of revenue	140,679	—	140,679

Gross profit	51,502	—	51,502
Operating expenses:
Amortization	5,516		5,516
Research and development	2,178		2,178
Selling, general and administrative	25,273	5,088	30,361

Total operating expenses	32,967	5,088	38,055

Operating income (loss)	18,535	(5,088)	13,447
Other income (expense):
Net interest expense	(129)	(18,318)	(18,447)
Other, net	(102)		(102)

Total other income (expense), net	(231)	(18,318)	(18,549)

Income (loss) before income taxes	18,304	(23,406)	(5,102)
Income tax benefit (provision)	(1,859)	8,469	6,610

Net income (loss)	$16,445	$(14,937)	$1,508

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended June 30, 2009

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Revenue:
Light building products	$249,205	$—	$249,205
Heavy construction materials	179,721		179,721
Energy technology	50,139		50,139

Total revenue	479,065	—	479,065
Cost of revenue:
Light building products	193,321		193,321
Heavy construction materials	129,998		129,998
Energy technology	59,331		59,331

Total cost of revenue	382,650	—	382,650

Gross profit	96,415	—	96,415
Operating expenses:
Amortization	17,674		17,674
Research and development	7,466		7,466
Selling, general and administrative	76,855	10,918	87,773
Goodwill impairment	465,656		465,656

Total operating expenses	567,651	10,918	578,569

Operating loss	(471,236)	(10,918)	(482,154)
Other income (expense):
Net interest expense	(523)	(31,949)	(32,472)
Other, net	617	20,382	20,999

Total other income (expense), net	94	(11,567)	(11,473)

Loss before income taxes	(471,142)	(22,485)	(493,627)
Income tax benefit	78,737	4,863	83,600

Net loss	$(392,405)	$(17,622)	$(410,027)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended June 30, 2010

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Revenue:
Light building products	$227,538	$—	$227,538
Heavy construction materials	173,530		173,530
Energy technology	58,913		58,913

Total revenue	459,981	—	459,981
Cost of revenue:
Light building products	164,467		164,467
Heavy construction materials	136,502		136,502
Energy technology	50,599		50,599

Total cost of revenue	351,568	—	351,568

Gross profit	108,413	—	108,413
Operating expenses:
Amortization	16,705		16,705
Research and development	5,951		5,951
Selling, general and administrative	67,845	15,102	82,947

Total operating expenses	90,501	15,102	105,603

Operating income (loss)	17,912	(15,102)	2,810
Other income (expense):
Net interest expense	(431)	(51,455)	(51,886)
Other, net	1,076		1,076

Total other income (expense), net	645	(51,455)	(50,810)

Income (loss) before income taxes	18,557	(66,557)	(48,000)
Income tax benefit (provision)	(1,563)	24,143	22,580

Net income (loss)	$16,994	$(42,414)	$(25,420)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended June 30, 2009

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Cash flows from operating activities:
Net loss	$(392,405)	$(17,622)	$(410,027)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill impairment	465,656		465,656
Depreciation and amortization	51,589	264	51,853
Interest expense related to amortization of debt issue costs and debt discount		9,684	9,684
Stock-based compensation	2,953	1,400	4,353
Deferred income taxes	(74,136)	(100)	(74,236)
Net gains of unconsolidated joint ventures	(162)		(162)
Net gain on disposition of property, plant and equipment	(478)		(478)
Gain from convertible debt extinguishment		(20,381)	(20,381)
Decrease in trade receivables	20,029		20,029
Decrease in inventories	5,324		5,324
Decrease in accounts payable and accrued liabilities	(6,192)	(6,071)	(12,263)
Other changes in operating assets and liabilities, net	1,153	(7,087)	(5,934)

Net cash provided by (used in) operating activities	73,331	(39,913)	33,418

Cash flows from investing activities:
Purchase of property, plant and equipment	(55,219)	(36)	(55,255)
Proceeds from disposition of property, plant and equipment	3,081		3,081
Net decrease (increase) in long-term receivables and deposits	1,878	(349)	1,529
Payment for acquisition	(10,792)		(10,792)
Net change in other assets	(4,659)	(531)	(5,190)

Net cash used in investing activities	(65,711)	(916)	(66,627)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt		35,000	35,000
Payments on long-term debt		(7,500)	(7,500)
Other debt issue costs		(3,297)	(3,297)
Employee stock purchases	720	162	882
Proceeds from exercise of stock options		410	410
Income tax benefit from exercise of stock options		93	93

Net cash provided by financing activities	720	24,868	25,588

Net increase (decrease) in cash and cash equivalents	8,340	(15,961)	(7,621)
Cash and cash equivalents, beginning of period	(8,710)	30,347	21,637

Cash and cash equivalents, end of period	$(370)	$14,386	$14,016

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended June 30, 2010

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Cash flows from operating activities:
Net income (loss)	$16,994	$(42,414)	$(25,420)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	44,397	104	44,501
Interest expense related to amortization of debt issue costs and debt discount		11,961	11,961
Stock-based compensation	2,467	1,296	3,763
Deferred income taxes	3,382	(6,718)	(3,336)
Net gains of unconsolidated joint ventures	(12,938)		(12,938)
Net gain on disposition of property, plant and equipment	(1,167)		(1,167)
Asset impairment	3,462		3,462
Increase in trade receivables	(5,671)		(5,671)
Increase in inventories	(3,393)		(3,393)
Increase (decrease) in accounts payable and accrued liabilities	(2,374)	6,261	3,887
Other changes in operating assets and liabilities, net	(7,570)	1,202	(6,368)

Net cash provided by (used in) operating activities	37,589	(28,308)	9,281

Cash flows from investing activities:
Purchase of property, plant and equipment	(19,633)	(27)	(19,660)
Proceeds from disposition of property, plant and equipment	3,610		3,610
Net decrease (increase) in long-term receivables and deposits	(8,171)	1,000	(7,171)
Net change in other assets	190	(358)	(168)

Net cash provided by (used in) investing activities	(24,004)	615	(23,389)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt		316,187	316,187
Payments on long-term debt		(269,795)	(269,795)
Other debt issue costs		(2,456)	(2,456)
Employee stock purchases	470	86	556

Net cash provided by financing activities	470	44,022	44,492

Net increase in cash and cash equivalents	14,055	16,329	30,384
Cash and cash equivalents, beginning of period	(2,947)	18,881	15,934

Cash and cash equivalents, end of period	$11,108	$35,210	$46,318

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-Q. Our fiscal year ends on September 30 and unless otherwise noted, references to 2009 refer to our fiscal quarter and/or nine month period ended June 30, 2009 and references to 2010 refer to our fiscal quarter and/or nine month period ended June 30, 2010. Other references to years refer to our fiscal year rather than a calendar year.

Overview

Consolidation and Segments. The consolidated financial statements include the accounts of Headwaters, all of our subsidiaries, and other entities in which we have a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation.

We currently operate in three industries: light building products, heavy construction materials and energy technology. In the light building products segment, we design, manufacture, and sell manufactured architectural stone, exterior siding accessories (such as shutters, mounting blocks, and vents), concrete block and other building products. Revenues consist of product sales to wholesale and retail distributors, contractors and other users of building products. We are a nationwide leader in the management and marketing of CCPs, including fly ash used as a replacement for portland cement. Revenues in the heavy construction materials segment consist primarily of CCP product sales along with a smaller amount from services. In the energy technology segment, we are focused on reducing waste and increasing the value of energy-related feedstocks, primarily in the areas of low-value coal and oil. Revenues for the energy technology segment consist primarily of coal sales and equity earnings in joint ventures.

Operations and Strategy. During the past several years, we have executed our two-fold plan of maximizing cash flow from our existing operating business units and diversifying from significant reliance on the legacy energy technology segment Section 45K business. Our historical acquisition strategy targeted businesses that are leading companies in their respective industries and that have strong operating margins, thus providing additional cash flow that complements the financial performance of our existing businesses. With the addition and expansion of our CCP management and marketing business through acquisitions beginning in 2002, and the growth of our light building products business through several acquisitions beginning in 2004, we have achieved revenue growth and diversification in three business segments. In 2005 and subsequent years, we focused on the integration of our large 2004 acquisitions, including the marketing of diverse kinds of building products through our national distribution network. In 2006, we began to acquire small companies in the light building products industry with innovative products that could be marketed using our existing distribution channels.

During fiscal years 2008 and 2009, our primary focus was on the development of our coal cleaning business and our primary use of cash consisted of maintenance and growth capital expenditures, a major portion of which related to our coal cleaning facilities in the energy technology segment. In late fiscal 2008 and in fiscal 2009 and 2010, as the economy deteriorated, we focused on cost savings and strengthening our balance sheet. We engaged in significant cost savings in our light building products segment by reducing advertising, employee and transportation expenses. Our Continuous Improvement Initiative within our heavy construction materials segment has focused on reducing our cost structure through process improvements, headcount reductions, lower maintenance spending and improved terms on operating leases. We consolidated management of our heavy construction materials business and our coal cleaning business to reduce overhead. We also significantly reduced corporate and research and development spending. At the same time, we sought to reduce indebtedness by convertible note exchanges for new convertible debt at reduced principal amounts and for common stock, and repaid $34.5 million of our former senior secured debt from proceeds of the sale of common stock.

In October 2009, we issued new senior secured notes aggregating approximately $328.3 million, for net proceeds of approximately $316.2 million. We used approximately $260.0 million of the proceeds to repay all of our obligations under the former senior secured credit facility and virtually all of our outstanding 2.875% convertible senior subordinated notes. Also in October 2009, we entered into a $70.0 million asset based revolving loan facility (ABL Revolver) which is currently undrawn.

Light Building Products Segment. The key strategic element of our building products strategy is to introduce new products into our extensive distribution system, providing us an outlet to rapidly increase geographic coverage for our products. Our light building products segment has been significantly affected by the depressed new housing and residential remodeling markets. Accordingly, we have significantly reduced operating costs to be positively positioned to take advantage of a sustained industry turnaround when it occurs. We continue to develop new building products and to leverage our robust distribution system which we believe is a competitive advantage for us.

There has been a severe slowing in the years 2007 through 2010 of new housing starts and in home sales generally. Bank foreclosures have put a large number of homes into the market for sale, effectively limiting some of the incentives to build new homes. The homebuilding industry continues to experience a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available for sale. Because our residential building products business relies upon the home improvement and remodeling markets as well as new construction, we experienced a further slowdown in sales activity. Interest rate increases, limits on credit availability, further foreclosures, home price depreciation, and an oversupply of homes for sale in the market may adversely affect homeowners’ and/or homebuilders’ ability or desire to engage in construction or remodeling, resulting in a continued or further slowdown in new construction or remodeling and repair activities.

We, like many others in the light building products industry, experienced a large drop in orders and a reduction in our margins in fiscal 2008 and 2009 relative to prior years. In fiscal 2007, 2008 and 2009, we recorded significant goodwill impairments associated with our light building products business. None of the impairment charges in these years affected our cash position, cash flow from operating activities or debt covenant compliance. Weakness has continued into the first half of calendar 2010 and it is not possible to know when improved market conditions and a housing recovery will become sustainable. We can provide no assurances that the light building products market will improve in the near future.

The financial crisis affecting the banking system and financial markets and the going concern threats to banks and other financial institutions have resulted in a tightening of the credit markets, a low level of liquidity in many financial markets, including mortgages and home equity loans, and extreme volatility in credit and equity markets. Continued tightness of mortgage lending or mortgage financing requirements could adversely affect the availability of credit for purchasers of our products and thereby reduce our sales. There could be a number of follow-on effects from the credit crisis on our business, including the inability of prospective homebuyers or remodelers to obtain credit for financing the purchase of our building products. These and other similar factors could cause decisions to delay or forego new home construction or improvement projects, cause our customers to delay or decide not to purchase our building products, or lead to a decline in customer transactions and our financial performance.

Heavy Construction Materials Segment. Our business strategy in the heavy construction materials industry is to negotiate long-term contracts with suppliers, supported by investment in transportation and storage infrastructure for the marketing and sale of CCPs. We are also continuing our efforts to expand the use of high-value CCPs, develop more uses for lower-value CCPs, and expand our CCP disposal services. While all of our businesses have been affected by the current recession, the impact on our heavy construction materials segment has been somewhat less severe than on our other segments. We anticipate that if the federal government expands the funding of roads, bridges, and other infrastructure projects as a part of its economic stimulus program, demand for CCPs could improve in the future. Finally, a key element of our strategy is to increase our service revenue generated from CCP management.

Energy Technology Segment. We own and operate newly-constructed and recently-renovated coal cleaning facilities that remove impurities from waste coal, resulting in higher-value, marketable coal. Construction of these facilities was our largest single investment of cash during fiscal 2008 and 2009, but is now complete. Capital expenditures in fiscal 2008 and 2009 were financed primarily with available cash from operations and lease financing. Capital expenditures in fiscal 2010 and future years are expected to be significantly lower than in fiscal 2008 and 2009.

For fiscal 2009, coal sales were $58.1 million, compared to $38.7 million for fiscal 2008, but coal sales decreased from $46.6 million for the nine months ended June 30, 2009 to $39.5 million for the nine months ended June 30, 2010, partially due to the rapid decline in demand and pricing for coal. In addition, we have experienced high start-up costs and operational challenges as we finished construction and renovation activities and commenced operations at many facilities in a short period of time. As of June 30, 2010, we have temporarily curtailed operations at three of our coal cleaning facilities and reduced staffing at other facilities to better match coal production with current demand.

We continue to invest in research and development activities that are focused on energy-related technologies and nanotechnology, but at decreased levels as compared to earlier years. We participate in joint ventures that operate an ethanol plant located in North Dakota and a hydrogen peroxide plant in South Korea. To a smaller degree, we are also investing in other energy projects such as the refining of heavy crude oils into lighter transportation fuels.

Seasonality and Weather. Both our light building products and our heavy construction materials segments are greatly impacted by seasonality. Revenues and EBITDA are highest in the June and September quarters. Further, both segments are affected by weather to the extent it impacts construction activities.

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

We lowered the aggregate amount of indebtedness under our convertible notes by $64.2 million in fiscal 2009 by engaging in several exchanges of our convertible notes for common stock and new series of convertible notes bearing a higher interest rate. We also sold common stock in a public offering in September 2009 and used net proceeds of approximately $34.5 million to repay part of our former senior secured debt. In October 2009, we issued new senior secured notes aggregating approximately $328.3 million, for net proceeds of approximately $316.2 million. We used most of the proceeds to repay all of our remaining obligations under the former senior secured credit facility and virtually all of our outstanding 2.875% convertible senior subordinated notes. Also in October 2009, we entered into a $70.0 million ABL Revolver. Upon completion of these financings, we now have no debt maturities prior to 2014, unless the holders of the 16% convertible senior subordinated notes, totaling approximately $38.3 million, exercise their put option in 2012. We currently have approximately $46.0 million of cash on hand and additional liquidity is expected to be generated from operations over the next 12 months.

In summary, our strategy for 2010 and subsequent years is to significantly reduce capital expenditures, continue efforts to streamline operations and reduce operating and general overhead costs, and to reduce our outstanding debt levels using cash on hand and cash flow from operations to the extent deemed prudent.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The information set forth below compares our operating results for the quarter ended June 30, 2010 (2010) with operating results for the quarter ended June 30, 2009 (2009).

Summary. Our total revenue for 2010 was $192.2 million, up 10% from $175.2 million for 2009. Gross profit increased 22%, from $42.1 million in 2009 to $51.5 million in 2010. Our operating income increased from $5.4 million in 2009 to $13.4 million in 2010, while net income decreased from $2.0 million or diluted earnings per share of $0.05 in 2009, to $1.5 million, or $0.03 per diluted share, in 2010.

Revenue and Gross Margins. The major components of revenue, along with gross margins, are discussed in the sections below.

Light Building Products Segment. Sales of light building products during 2010 were $95.1 million with a corresponding gross profit of $29.9 million. Sales of light building products during 2009 were $92.6 million with a corresponding gross profit of $25.6 million. Our light building products business appears to have stabilized further during 2010 and began to experience growth in several product categories. Over the last two years we have improved overall manufacturing productivity significantly and the gross margin percentage increased from 2009 to 2010 due primarily to our cost reduction efforts initiated in fiscal 2009. We believe our niche strategy and our focus on productivity improvements and cost reductions have tempered somewhat the impact of the severe slowdown in new residential construction; however, the recession has resulted in high unemployment, adding to the high level of home foreclosures, putting additional homes on the market and further reducing the demand for new construction.

New housing starts according to the National Association of Home Builders were 0.9 million and 0.6 million units in calendar 2008 and 2009, respectively, compared to 10- and 50-year averages of 1.5 million units. Our light building products business relies on the home improvement and remodeling markets as well as new construction. The U.S. Census Bureau’s Value of Private Residential Construction Spending Put in Place data on homeowner improvement activity shows that the four-quarter moving average peaked at $146.2 billion in the second quarter of calendar 2007, fell to $112.0 million in the fourth quarter of calendar 2009, and then rose to $114.6 billion in the first quarter of calendar 2010. The Leading Indicator of Remodeling Activity estimate issued by the Joint Center for Housing Studies at Harvard University has estimated that the four-quarter moving average will be $128.8 billion in the first quarter of calendar 2011, which would be the highest level since the first quarter of calendar 2008.

Given our market leadership positions and reduced cost structure, we believe that we are positioned to benefit from a rebound in the housing market when it occurs. We believe the long-term growth prospects in the industry are strong because the current seasonally-adjusted annualized housing starts are still well below the 10- and 50-year averages of 1.5 million units. According to the Harvard Joint Center for Housing Studies, the nation’s housing stock will have to accommodate approximately 12.5 million to 14.8 million additional households due to population growth over the next decade, or approximately 1.3 million to 1.5 million households per year.

Heavy Construction Materials Segment. Heavy construction materials revenues for 2010 were $70.4 million with a corresponding gross profit of $15.7 million. Heavy construction materials revenues for 2009 were $64.4 million with a corresponding gross profit of $18.0 million. The increase in heavy construction materials revenues in 2010 compared to 2009 was due to both higher product and service revenues in 2010, particularly revenue related to new service contracts in the central and eastern regions of the U.S. The gross margin percentage decreased from 2009 to 2010 primarily because of a $3.5 million asset impairment charge recorded in 2010. Absent the impairment charge, the gross margin percentage still would have decreased, but by less than 1% instead of the actual decrease of more than 5%. The asset impairment charge related to a load out site that will not be utilized for future fly ash shipments.

In June 2010, the EPA proposed two alternative rules containing two options to regulate CCPs (referred to by EPA as coal combustion residuals or CCRs) under the Resource Conservation and Recovery Act (RCRA) to address environmental risks from the disposal of CCPs generated from the combustion of coal at electric utilities and independent power producers. One proposed option is to regulate disposal of fly ash as hazardous, but also maintain certain EPA-approved uses as non-hazardous. Another proposed option is to maintain Subtitle D classification, continuing to give states the lead authority on the regulation of handling, storage, and disposal of fly ash. Either option is likely to have an adverse effect on the cost of managing and disposing of CCPs. While HRI’s business managing CCP disposal could increase under the new rules, if the option of designating CCPs as hazardous waste under RCRA Subtitle C is adopted, it could have an adverse effect on beneficial use and sales of CCPs and HRI’s relationship with utilities.

EPA recently suspended its participation in the Coal Combustion Products Partnership (C2P2) while it is considering its proposal to issue first time RCRA rules to regulate CCPs. EPA is currently re-evaluating the program. In addition, the environmental group Public Employees for Environmental Responsibility (PEER) filed a petition in July under the Data Quality Act, claiming that EPA had overstated greenhouse gas reductions from the reuse of coal ash.

Energy Technology Segment. Energy technology revenues consisted primarily of coal sales related to our coal cleaning business, along with equity earnings from our joint venture investments in an ethanol plant located in North Dakota and a hydrogen peroxide plant in South Korea. Segment revenues for 2010 were $26.7 million with a corresponding gross profit of $5.9 million. Segment revenues for 2009 were $18.2 million with a corresponding gross profit (loss) of $(1.4) million. Gross profit from our coal cleaning business was minimal in 2010 and cost of revenue significantly exceeded revenue in 2009, due primarily to low coal prices and ongoing start-up and ramp-up costs for newly-constructed and renovated coal cleaning facilities that were placed in service in late fiscal 2008 and in the quarter ended December 31, 2008. Equity earnings in our joint ventures were $4.0 million in 2010 compared to $3.6 million in 2009.

As of June 30, 2010, we have temporarily idled three of our coal cleaning facilities to align production to sales and to concentrate production in fewer facilities. We have also reduced staffing at other facilities and cut costs at all locations to reduce the breakeven point for the coal cleaning business. However, to be successful, we must overcome operational issues, including securing and maintaining strategic relationships with coal companies, landowners, and others that host our coal cleaning facilities; securing adequate coal feedstock at a reasonable price; efficiently handling and transporting materials; and efficiently operating our dredging, slurry piping and coal cleaning equipment.

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

Operating Expenses. Amortization and research and development expenses did not change significantly from 2009 to 2010. Selling, general and administrative expenses increased $1.5 million, or 5%, to $30.4 million in 2010 from $28.9 million in 2009. The increase in 2010 was due primarily to $2.0 million of increased marketing costs, primarily related to the sale of cleaned coal, and $1.9 million of increased incentive pay accruals, partially offset by a reduction of $2.2 million in professional services expenses. Incentive pay was minimal in 2009 and while higher in 2010 than in 2009, remains far below historical levels. The primary factor in reduced professional services expenses in 2010 was lower costs for litigation.

Other Income and Expense. During 2010, we reported net other expense of $18.5 million, compared to net other expense of $10.2 million during 2009. The increase in net other expense of $8.3 million was comprised of an increase in net interest expense of approximately $6.7 million, combined with a decrease in net other income of approximately $1.6 million.

Net interest expense increased from $11.7 million in 2009 to $18.4 million in 2010 due primarily to i) the issuance of $328.3 million of new 11.375% senior secured notes and the repayment of approximately $260.0 million of lower rate former secured notes and convertible debt with a portion of the net proceeds; and ii) $2.6 million of interest expense recorded in 2010 for the 18% premium and accelerated debt discount and debt issue costs related to the early repayment of $10.0 million of our 16% convertible notes. Due primarily to the October 2009 issuance of new high-rate senior secured notes, we expect interest expense for fiscal 2010 and future periods to significantly exceed historical levels. Reference is made to Note 6 to the consolidated financial statements for a discussion of the implementation of new accounting rules for our convertible debt, which affected the amount of interest expense recognized in both 2009 and 2010, and which will affect the amount of interest expense recognized in future periods as well.

The decrease in net other income of $1.6 million was the result of a $2.4 million gain on debt extinguishment in 2009 ($0 in 2010), and a $0.8 million decrease in loss on disposition of property, plant and equipment in 2010 compared to 2009.

Income Tax Provision. Our estimated effective income tax benefit rate for the fiscal year ending September 30, 2010, exclusive of discrete items, is currently estimated to be 51%. This estimated benefit rate is higher than the 44% estimate as of March 31, 2010 due primarily to increased estimated Section 45 refined coal tax credits for the 2010 fiscal year. We also recognized $1.0 million of income tax benefit for discrete items in 2010. In 2009, we used an estimated effective income tax benefit rate for fiscal 2009 of less than 20%, exclusive of $0.3 million of income tax benefit for discrete items that did not affect the calculation of the estimated effective income tax rate for the 2009 fiscal year.

The estimated effective tax rate for fiscal 2010, exclusive of discrete items, is higher than the statutory rate primarily due to a pre-tax loss projected for the year combined with projected Section 45 refined coal tax credits, which will increase any income tax benefit otherwise recorded. The fiscal 2009 estimated effective tax rate was also affected by Section 45 tax credits, and also had the effect of increasing the estimated effective income tax benefit rate, but to a much smaller extent than in 2010 because of the magnitude of the projected fiscal 2009 pre-tax loss. The primary reason for the low effective tax benefit rate in 2009 was the non-deductibility of a significant portion of the goodwill impairment recorded in fiscal 2009.

Section 45 refined coal tax credits are generated by coal cleaning facilities that we own and operate. We believe it is more likely than not that a significant portion of the refined coal produced at our coal cleaning facilities qualifies for tax credits pursuant to Section 45 of the Internal Revenue Code, notwithstanding the uncertainties and risks associated with the tax credits, as more fully described in Note 10 to the consolidated financial statements. Excluding the effect of Section 45 tax credits, our estimated effective tax rate for fiscal 2010 would be approximately 34%, which is lower than the statutory rate due primarily to the effect of valuation allowances and permanent differences.

Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009

The information set forth below compares our operating results for the nine months ended June 30, 2010 (2010) with operating results for the nine months ended June 30, 2009 (2009).

Summary. Our total revenue for 2010 was $460.0 million, down 4% from $479.1 million for 2009. Gross profit increased 12%, from $96.4 million in 2009 to $108.4 million in 2010. Our operating loss changed from $(482.2) million in 2009 to operating income of $2.8 million in 2010, and the net loss changed from $(410.0) million or a diluted loss per share of $(9.87) in 2009, to a net loss of $(25.4) million, or $(0.42) per diluted share, in 2010. Excluding goodwill impairment in 2009, the operating loss changed from $(16.5) million in 2009 to operating income of $2.8 million in 2010, and the net loss increased from $(9.3) million or a diluted loss per share of $(0.22) in 2009, to a net loss of $(25.4) million, or $(0.42) per diluted share, in 2010.

Revenue and Gross Margins. The major components of revenue, along with gross margins, are discussed in the sections below.

Light Building Products Segment. Sales of light building products during 2010 were $227.5 million with a corresponding gross profit of $63.1 million. Sales of light building products during 2009 were $249.2 million with a corresponding gross profit of $55.9 million. The decrease in our sales of light building products in 2010 was due primarily to the continuing effects of the depressed new housing and residential remodeling markets which impacted sales across most of our product lines. Notwithstanding the lower sales in 2010, the gross margin percentage increased from 2009 to 2010 due primarily to our cost reduction efforts initiated in fiscal 2009.

Heavy Construction Materials Segment. Heavy construction materials revenues for 2010 were $173.5 million with a corresponding gross profit of $37.0 million. Heavy construction materials revenues for 2009 were $179.7 million with a corresponding gross profit of $49.7 million. The decrease in heavy construction materials revenues in 2010 compared to 2009 was due primarily to a reduction in concrete consumption in the western U.S., particularly California and Nevada, partially offset by increased revenue from service contracts in the central and eastern regions of the U.S. The reduction in concrete consumption resulted primarily from declines in commercial construction and state infrastructure spending. The gross margin percentage decreased from 2009 to 2010 primarily because of product mix, a higher percentage of service revenue compared to product sales and fewer fixed costs being absorbed as a result of lower total sales, along with a $3.5 million asset impairment charge recorded in 2010.

Energy Technology Segment. Energy technology revenues consisted primarily of coal sales related to our coal cleaning business, along with equity earnings from our joint venture investments. Segment revenues for 2010 were $58.9 million with a corresponding gross profit of $8.3 million. Segment revenues for 2009 were $50.1 million with a corresponding gross profit (loss) of $(9.2) million. Cost of revenue related to our coal cleaning business significantly exceeded revenue in both periods due primarily to low coal prices and ongoing start-up and ramp-up costs for newly-constructed and renovated coal cleaning facilities that were placed in service in late fiscal 2008 and in the quarter ended December 31, 2008. However, equity earnings in our joint ventures were $12.9 million in 2010 compared to $0.2 million in 2009.

Operating Expenses. The decrease in amortization expense of $1.0 million from 2009 to 2010 was due primarily to accelerated amortization of certain intangible assets in 2009 along with intangible assets that have recently been fully amortized. Research and development expense decreased by $1.5 million from 2009 to 2010, primarily because of lower spending on our coal-to-liquids and hydrogen peroxide technologies beginning in January 2009. Selling, general and administrative expenses decreased $4.9 million, or 6%, to $82.9 million in 2010 from $87.8 million in 2009. The decrease in 2010 was due to reduced spending in most categories of expense, including personnel-related costs totaling approximately $6.0 million (excluding an increase in incentive pay of $2.5 million), which decreased primarily because of headcount reductions. Professional services expenses increased by approximately $1.8 million in 2010 due primarily to $3.3 million of consultation costs related to recapitalization transactions that occurred in early fiscal 2010 and other periods.

Other Income and Expense. During 2010, we reported net other expense of $50.8 million, compared to net other expense of $11.5 million during 2009. The increase in net other expense of $39.3 million was comprised of an increase in net interest expense of approximately $19.4 million, combined with a decrease in net other income of approximately $19.9 million.

Net interest expense increased from $32.5 million in 2009 to $51.9 million in 2010 due primarily to i) the issuance of $328.3 million of new 11.375% senior secured notes and the repayment of approximately $260.0 million of lower rate former secured notes and convertible debt with a portion of the net proceeds; ii) increased effective interest rates on outstanding convertible debt in 2010 resulting from the convertible debt exchange transactions in fiscal 2009; and iii) the acceleration of $3.4 million of amortization of debt issue costs and debt discount, plus a $1.8 million premium, in 2010, compared to $2.0 million of accelerated amortization of debt issue costs in 2009, all related to early-retired debt in the respective periods.

The decrease in net other income of $19.9 million was primarily the result of a $20.4 million gain on debt extinguishment in 2009 ($0 in 2010), partially offset by a $0.7 million increase in gain on disposition of property, plant and equipment in 2010 compared to 2009.

Income Tax Provision. The recorded income tax benefit rates for 2009 and 2010 were 17% and 47%, respectively, including discrete items. During 2010, we recognized $1.9 million of income tax expense for discrete items that did not affect the calculation of the estimated effective income tax rate for the 2010 fiscal year. For 2009, we recognized $0.3 million of additional income tax expense for discrete items. The discrete items recorded in 2010 represented primarily changes in estimates related to tax credits and other permanent differences.

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

Liquidity and Capital Resources

Summary of Cash Flow Activities. Net cash provided by operating activities in 2010 was $9.3 million, compared to $33.4 million in 2009. The net loss in 2010 was significantly less than the net loss in 2009; however, the $465.7 million non-cash charge for goodwill impairment in 2009 was the primary difference in the net loss between the two periods. The 2009 net loss, after adjusting for the goodwill impairment charge and the change in deferred taxes (most of which related to the goodwill impairment) was approximately $(18.6) million, compared to the 2010 net loss of $(25.4) million. Another significant non-cash component of our operating results in 2009 was a $20.4 million gain on debt extinguishment. There was no such gain in 2010. Also, there was a significant difference between periods in the non-cash results of unconsolidated joint ventures. In 2010, there was a net gain from equity-method investments of $12.9 million, compared to a net gain of only $0.2 million in 2009.

Due primarily to the seasonality of our businesses and the growth in working capital during the summer period, there was a negative change in 2010 from the collection of trade receivables. In 2009, notwithstanding normal seasonality, there was a positive change from the collection of trade receivables. This occurred primarily because of the contraction of our operations in 2009 due to generally depressed economic conditions, which overshadowed the impact of working capital buildup in the summer of 2009. We have not experienced any significant changes in our historical patterns of receivable collections or in trade account delinquencies.

In both 2009 and 2010, our primary investing activity consisted of the purchase of property, plant and equipment. In 2009, we also made a $10.8 million deferred payment for a fiscal year 2008 acquisition. In 2009, there were $27.5 million of proceeds from long-term debt, net of $7.5 million of repayments, along with exchanges of existing convertible debt for new convertible debt. In 2010, we consummated a significant restructuring of our long-term debt, resulting in the issuance of new senior secured notes and the repayment of all of our former senior secured debt and a portion of our convertible debt. We also repaid $10.0 million of convertible debt in 2010. More details about these and other investing and financing activities are provided in the following paragraphs.

Investing Activities. Total 2010 expenditures for property, plant and equipment were $19.7 million, a decrease of $35.6 million from 2009. In 2009, the majority of capital expenditures were for projects in the energy technology segment, primarily the construction and renovation of coal cleaning facilities. In 2010, the majority of capital expenditures were related to the maintenance of operating capacity in our light building products segment. Total fiscal year 2010 capital expenditures are currently expected to be less than $30.0 million, a significant reduction from the fiscal year 2009 expenditures of $64.2 million. Also, spending on coal cleaning facilities in fiscal 2010 will comprise a much smaller portion of total expenditures as compared to fiscal years 2008 and 2009.

Capital expenditures are limited by the terms of our new ABL Revolver to $60.0 million in fiscal 2010, $55.0 million in 2011 and $60.0 million in 2012. As of June 30, 2010, we were committed to spend approximately $0.9 million on capital projects that were in various stages of completion. In 2009 and 2010, we realized $3.1 million and $3.6 million, respectively, of proceeds from the sale of property, plant and equipment, most of which represented non-strategic assets in our light building products segment. In 2010, we made net payments of approximately $7.2 million for primarily long-term deposits related to our energy segment coal cleaning operations. In 2009, there were $1.5 million of net reductions in long-term receivables and deposits.

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

Financing Activities. In 2009, we exchanged approximately $80.9 million of our 2.875% convertible senior subordinated notes due 2016 for $63.3 million of new 16% convertible senior subordinated notes due 2016. In March and April 2009, we exchanged approximately $39.1 million of our 2.50% convertible senior subordinated notes due 2014 for approximately $27.4 million of new 14.75% convertible senior subordinated notes due 2014. Gains of approximately $20.4 million, recorded in other income (expense) in the accompanying consolidated statement of operations for 2009, were recognized on the extinguishments of debt. Additionally, approximately $1.9 million of unamortized debt issue costs related to the extinguished debt was charged to interest expense. New debt issue costs of approximately $1.3 million were incurred related to the new 16% and 14.75% convertible notes. In 2009, we borrowed $35.0 million under our revolving credit arrangement, of which $5.0 million was repaid prior to June 30, 2009, and we also repaid $2.5 million of our former senior secured debt.

In October 2009, we issued new senior secured notes aggregating approximately $328.3 million, for net proceeds of approximately $316.2 million. We used most of the proceeds to repay all of our obligations under the former senior secured credit facility and virtually all of the outstanding 2.875% convertible senior subordinated notes. Because the amount outstanding under the former revolving credit arrangement as of September 30, 2009 ($25.0 million) was repaid with those proceeds, we classified it as long-term in the accompanying consolidated balance sheet. In connection with the termination of the former credit facility and early repayment of the debt, we wrote off all remaining related debt issue costs, aggregating approximately $2.0 million. In addition, in connection with consultations related to recapitalization transactions that occurred in 2009 and other periods, we incurred $3.3 million of costs that were expensed during the three months ended December 31, 2009, which amount is included in selling, general and administrative expenses in the statement of operations. Also in October 2009, we entered into a $70.0 million ABL Revolver for which we incurred approximately $2.5 million of debt issue costs in 2010. Significant terms of the new senior secured notes and the ABL Revolver, as well as all of our convertible senior subordinated notes are described in Note 6 to the consolidated financial statements.

In 2010, we entered into separate, privately-negotiated agreements with certain holders of the 16% convertible senior subordinated notes to repurchase and cancel $10.0 million in aggregate principal amount of the notes. Terms of repayment included payment of a premium of 18% of par, or $1.8 million, which was recorded as interest expense. Accelerated debt discount and debt issue costs aggregating approximately $0.8 million were also charged to interest expense.

As a result of the debt restructuring that occurred in fiscal 2009 and in 2010, our interest costs have increased substantially and will continue to exceed prior year levels for the remainder of fiscal 2010 and beyond. Fiscal year 2009 interest costs totaled approximately $47.9 million, including approximately $13.5 million of non-cash interest expense and approximately $1.4 million of interest costs that were capitalized. Fiscal year 2010 interest costs are expected to total approximately $68.0 million, with all but approximately $15.0 million involving the expenditure of cash.

Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of our light building products and heavy construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets. As of June 30, 2010, availability under the ABL Revolver was approximately $69.0 million. The ABL Revolver matures in October 2013, at which time all amounts borrowed must be repaid and the lending commitment terminates. There have been no borrowings under the ABL Revolver since it was entered into in October 2009.

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

The retrospective application of the new rules resulted in the following cumulative changes to the balance sheet as of September 30, 2009: a decrease of $0.7 million in debt issue costs; a decrease of $32.8 million in long-term debt; an increase of $11.8 million in the liability for deferred income taxes; a decrease in retained earnings (increase in accumulated deficit) of $25.7 million; and an increase in additional paid-in capital of $46.0 million. For 2009 and 2010, the application of the new rules resulted in an increase in interest expense of $5.3 million and $5.5 million, respectively; a decrease in other income of $8.9 million and $0, respectively; an increase in net loss of $14.2 million and $5.5 million, respectively; and an increase in the loss per share of $0.34 and $0.09, respectively. The consolidated statements of cash flows were also affected by the changes in interest expense and other income, which resulted in increases in the reported net losses of $14.2 million and $5.5 million, respectively; increases in non-cash interest expense, of $5.3 million and $5.5 million, respectively; and decreases in gain on extinguishment of debt of $8.9 million and $0 million, respectively. There were no changes in the total cash provided by operating activities for either period.

Compliance with Terms of Senior Secured Notes and ABL Revolver. We were in compliance with all debt covenants as of June 30, 2010. The senior secured notes and ABL Revolver limit the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling assets, making capital expenditures, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if in the future the availability under the ABL Revolver is less than 50% of the total $70.0 million commitment, or $35.0 million currently, we are required to maintain a monthly fixed charge coverage ratio of at least (i) 1.0x for the last twelve-month period for each month ending on or prior to December 31, 2010, and (ii) 1.1x for the last twelve-month period for each month ending after December 31, 2010.

As of June 30, 2010, availability under the ABL Revolver was approximately $69.0 million. However, due primarily to the seasonality of our operations, it is possible that the availability under the ABL could fall below $35.0 million in a future period. As of June 30, 2010, our fixed charge coverage ratio, as defined in the ABL Revolver agreement, is less than 1.0, although we currently expect the ratio to exceed 1.0 for the remainder of fiscal 2010. The fixed charge coverage ratio is calculated by dividing EBITDAR minus capital expenditures and cash payments for income taxes by fixed charges. EBITDAR consists of net income (loss) i) plus net interest expense, income taxes (as defined), depreciation and amortization, non-cash charges such as goodwill and other impairments, and rent expense; ii) plus or minus other specified adjustments such as equity earnings or loss in joint ventures. Fixed charges consist of cash payments for debt service plus rent expense.

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

Working Capital. As of June 30, 2010, our working capital was $141.0 million (including $46.3 million of cash and cash equivalents) compared to $98.4 million as of September 30, 2009. The increase in working capital resulted primarily from the issuance of new senior secured notes described above. In addition, notwithstanding the continuing pressure on light building products and heavy construction materials revenues as a result of existing economic conditions, we currently expect operations to produce positive cash flow in fiscal 2010 and in future years. We believe the current amount of working capital will be sufficient for operating needs for the next 12 months, and currently believe that it will not be necessary to utilize borrowing capacity under the ABL Revolver for our seasonal cash needs or otherwise during that period of time.

Income Taxes. Historically, there has often been a lag in paying estimated taxes during a fiscal year due to the seasonality of our operations and because estimated income tax payments are typically based on annualizing a fiscal year’s taxable income based on year-to-date results. We currently expect this general pattern to continue, but to have a less significant effect on our cash flow this year and in near-term subsequent years due to expected results of operations that are closer to break-even than what we have historically experienced. For fiscal 2010, we expect cash outlays for income taxes to be minimal. Furthermore, based on filed tax returns for fiscal 2009, there will be positive cash flows in excess of $25.0 million for the carryback of fiscal year 2009 net operating losses (NOLs). The income tax benefit which will be recorded for fiscal 2010 NOLs is not expected to be realized in cash in the current fiscal year; rather, it is expected to be realized as an offset to future years’ expected tax liabilities resulting from positive taxable income. We currently expect our effective income tax rate in future years to be different from the statutory rate primarily due to the availability of Section 45 refined coal tax credits. These tax credits relate to the coal cleaning facilities that we own and operate. The tax credits are expected to reduce required cash payments for estimated taxes during the year they are earned.

As of June 30, 2010, we had approximately $16.0 million of unrecognized tax benefits. Approximately $12.9 million of gross unrecognized income tax benefits would affect the 2010 effective tax rate if released into income. We recognize accrued interest and potential penalties related to all income tax liabilities, including unrecognized income tax benefits, in income tax expense. During 2010, we recognized approximately $0.5 million of interest and penalties and released approximately $0.1 million of liabilities for interest and penalties. As of June 30, 2010, approximately $5.2 million was accrued for the payment of interest and penalties.

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

Summary of Future Cash Requirements. Significant cash requirements for fiscal 2010 and 2011, beyond seasonal operational working capital requirements, consist primarily of interest payments on long-term debt and capital expenditures. In years beyond 2011, significant cash requirements will also include the repayment of debt, but not prior to June 2012, when the 16% convertible senior subordinated notes can be put to us. Reference is also made to Note 10 to the consolidated financial statements where the potential risks of future litigation are described in detail.

EBITDA. We define EBITDA as net income plus net interest expense, income taxes, depreciation and amortization, stock-based compensation, foreign currency translation gain or loss and goodwill or other impairments. Any additional adjustments to EBITDA are detailed in the table that follows. EBITDA and adjusted EBITDA, in addition to being used to monitor compliance with debt covenants, are also used by management to measure operating performance, as a supplement to our consolidated financial statements presented in accordance with generally accepted accounting principles (GAAP). EBITDA and adjusted EBITDA also used by investors to measure a company’s ability to service its debt and meet its other cash needs. The EBITDA and adjusted EBITDA calculations as reflected in the following tables are consistent with the definitions we have used historically and with the definitions we intend on using in future periods when measuring operating performance, but differ in certain respects with the definitions in our new October 2009 debt agreements. The differences between the definition of EBITDA as used historically and in our new debt agreements concern primarily income tax credits and, to a lesser extent, other specified non-cash adjustments.

Management believes EBITDA and adjusted EBITDA are helpful in highlighting trends, because EBITDA excludes certain results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, tax jurisdictions and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than by using GAAP results alone.

EBITDA and adjusted EBITDA are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, operating income or any other performance measure derived in accordance with GAAP or as a measure of our liquidity. Additionally, EBITDA and adjusted EBITDA are not intended to be measures of free cash flow available for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Our presentation of EBITDA and adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Because the definition of EBITDA varies among companies and industries, our definition of EBITDA may not be comparable to similarly-titled measures used by other companies.

Our EBITDA and trailing twelve months (TTM) EBITDA are calculated in the following tables.

	Quarter Ended		Nine Months Ended
(in millions)	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
Net income (loss)	$2.0	$1.5	$(410.0)	$(25.4)
Net interest expense	11.7	18.5	32.4	51.9
Income taxes, as defined	(4.3)	(2.1)	(77.4)	(18.7)
Depreciation, amortization, and stock-based compensation	15.9	16.8	56.2	48.2
Foreign currency translation gain or loss	(0.5)	(0.7)	(0.2)	(3.1)
Goodwill impairment	0.0	0.0	465.7	0.0
Additional book gain on convertible debt exchange	7.7	0.0	8.9	0.0

EBITDA for quarter / nine month period	32.5	34.0	75.6	52.9
Gain on convertible debt exchange	(10.1)	0.0	(29.3)	0.0
Non-recurring banking fees	0.0	0.0	0.0	3.3
Litigation settlement	0.0	0.0	0.0	1.6
Section 45 tax credit adjustments	(1.2)	(1.3)	(2.4)	(1.3)
Asset impairment	0.0	3.5	0.0	3.5

Adjusted EBITDA for quarter / nine month period	$21.2	$36.2	$43.9	$60.0

	Twelve Months Ended
(in millions)	September 30, 2008	September 30, 2009	June 30, 2010
Net income (loss)	$(175.7)	$(431.5)	$(46.9)
Net interest expense	29.8	46.1	65.5
Income taxes, as defined	2.2	(76.2)	(17.6)
Depreciation, amortization, and stock-based compensation	74.2	71.7	63.7
Foreign currency translation gain or loss	6.6	(1.7)	(4.4)
Goodwill impairment	205.0	465.7	0.0
Inducement loss on debt to equity exchange and additional book gain on convertible debt exchange	0.0	31.3	22.4

TTM EBITDA	142.1	105.4	82.7
Gain on convertible debt exchange	0.0	(29.3)	0.0
Non-recurring banking fees	0.0	0.0	3.3
Litigation settlement	0.0	0.0	1.6
Section 45 tax credit adjustments	0.0	0.0	1.1
Asset impairment	0.0	0.0	3.5

TTM Adjusted EBITDA	$142.1	$76.1	$92.2

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

We are exposed to financial market risks, primarily related to the activities of our joint ventures. The Blue Flint joint venture has derivatives in place related to variable interest rates and commodities, and the South Korean-based Evonik joint venture is subject to movements in foreign currency. We do not use derivative financial instruments for speculative or trading purposes.

As described in more detail in Note 6 to the consolidated financial statements, our former senior debt totaling $188.0 million as of September 30, 2009 bore interest at a variable rate; however, all of this debt was repaid in October 2009, and currently we have no variable rate debt outstanding. Future borrowings, if any, under our new ABL Revolver will bear interest at a variable rate, as described in Note 6.

We have limited operations in foreign jurisdictions. However, one of our joint ventures with Evonik Industries AG owns a hydrogen peroxide business located in South Korea. This joint venture has € 20.0 million (approximately $24.4 million as of June 30, 2010) of long-term debt denominated in Euros. Because this debt is repayable in a currency different from the Korean Won, the joint venture’s functional currency, it must be remeasured into Korean Won at the end of each reporting period based on period end exchange rates, with the impact recorded in earnings. As a result, the joint venture is subject to foreign currency exchange rate movements. During the nine months ended June 30, 2009 and 2010, the joint venture recorded foreign currency exchange gains of which $0.2 million and $2.2 million, respectively, have been included in our results of operations. As of June 30, 2010, a change in the relationship between the Euro and Korean Won of 10% would result in a gain or loss of approximately $1.2 million for us.

As described in more detail in Note 10 to the consolidated financial statements, the Compensation Committee approved grants of performance unit awards to certain officers and employees in the corporate business unit, based on the achievement of goals in the second half of fiscal 2010. Assuming the stock price of $3.99, the average closing stock price for the 60 days in the period ended June 30, 2010, remains unchanged for the September 30, 2011 and 2012 vesting dates, the maximum payout under this arrangement would be approximately $3.0 million. At each of the two vesting dates, the awards will be adjusted using the preceding 60-day average stock price at those dates. A change in the 60-day average stock price of 10% from the June 30, 2010 average of $3.99 would result in an increase or decrease of approximately $0.3 million in the maximum payout.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of June 30, 2010, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2010 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See “Legal Matters” in Note 10 to the consolidated financial statements for a description of current legal proceedings.

ITEM 1A.   RISK FACTORS

Risks relating to our business, our common stock and indebtedness are described in Item 1A of our Form 10-K and in Item 1A of our December 31, 2009 Form 10-Q. The following is an additional risk factor that relates to our CCP business and supplements the risk factors described in our Form 10-K and December 2009 Form 10-Q.

The EPA has proposed two alternative rules containing two options to regulate CCPs to address environmental risks from the disposal of CCPs. Either option is likely to have an adverse effect on the cost of managing and disposing of CCPs. The hazardous waste alternative is likely to have an adverse effect on beneficial use and sales of CCPs and HRI’s relationship with utilities.

HRI’s fly ash business is dependent upon the management, recovery, processing, transport, sale and beneficial use of coal combustion products received from its clients, typically coal-burning power plants. In December 2008 there was a major spill of coal ash from a surface impoundment at a coal burning power plant owned by the Tennessee Valley Authority, a corporate agency of the U.S. government not affiliated with HRI. In June of 2010 the EPA issued a proposed rule to regulate the disposal of CCPs (referred to by EPA as coal combustion residuals or CCRs) generated by the combustion of coal at electric utilities and independent power producers under the Resource Conservation and Recovery Act (“RCRA”). In the proposed rules, EPA is considering two regulatory options. One option would reverse the agency’s previous determinations that CCPs should be regulated as non-hazardous wastes, and would classify them as “special wastes” subject to hazardous waste regulation under Subtitle C of RCRA when such CCPs are destined for disposal in a surface impoundment or landfill. A second, alternative option would regulate CCPs destined for disposal as non-hazardous under Subtitle D of RCRA. Under both options, EPA proposes to establish dam safety requirements to address the structural integrity of surface impoundments to prevent catastrophic releases. The EPA is not proposing to change the current hazardous waste exemption under RCRA for CCPs that are beneficially used, although the exemption would not extend to large scale fill projects and other uses that the EPA determines to be inappropriate. In soliciting public comment on its proposed alternative rules, the EPA has specifically requested comments on refining the definition of beneficial uses subject to the exemption, which could result in a narrowing of the scope of exempt uses in the final rule. Comments are due by September 20, 2010. If the EPA determines to regulate CCPs as special waste under RCRA Subtitle C, CCPs would become subject to a variety of hazardous waste regulations and the cost of handling, transporting, storing and disposing of the material would increase, thus increasing regulatory obligations and costs of coal ash management for the utility industry and for HRI. Depending on the approach EPA finally adopts, its regulations will require modifications to or closure of disposal facilities, modifications to equipment used to handle, store and transport coal ash, additional training for personnel, new permitting requirements, increased recordkeeping and reporting, as well as increased disposal costs at landfills; however, in general, HRI’s contracts with utility clients contain provisions that would allow for increased costs related to regulatory changes to be recovered from the utilities.

EPA’s final regulations also could impose regulatory requirements for existing or proposed beneficial uses of CCPs. Under Subtitle C regulation, certain beneficial uses of CCPs, including use of fly ash as a substitute for portland cement, may retain the exemption from the hazardous waste rules, but users of fly ash and other CCPs may attach a stigma to such material because of its potential treatment as a hazardous waste upon disposal or when exemption criteria are not satisfied. This could reduce the demand for fly ash and other CCPs which would have an adverse affect on Headwaters’ revenues.

In addition, the increased regulation of CCPs by the EPA is likely to cause utilities and power producers to impose greater restrictions on the use of CCPs by HRI and its customers. Greater restrictions on CCP use imposed by utilities may narrow the type of potential customers to which HRI can market CCPs and impose limitations on the permitted use of CCPs by HRI’s customers, thus reducing HRI’s sales opportunities. Utilities are also likely to negotiate to shift actual or perceived liabilities associated with CCPs and their use to HRI by means of more onerous contract and indemnity obligations. This could harm HRI’s business by reducing the number of CCP management contracts HRI can successfully negotiate or by increasing HRI’s exposure to the contingent risks associated with CCP liabilities as a potential source of soil and water pollution. The final regulatory framework that the EPA may adopt for the disposal and use of fly ash and other CCPs is uncertain and may not become certain for an extended period of time. There can be no guarantee that such regulation would not reduce or eliminate our supply or our ability to market coal ash and other CCPs which would have a material adverse impact on our operations and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED	AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herein:

12	Computation of ratio of earnings to combined fixed charges and preferred stock dividends	*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	*

101.INS	XBRL Instance document	*	*

101.SCH	XBRL Taxonomy extension schema	*	*

101.CAL	XBRL Taxonomy extension calculation linkbase	*	*

101.DEF	XBRL Taxonomy extension definition linkbase	*	*

100.LAB	XBRL Taxonomy extension label linkbase	*	*

101.PRE	XBRL Taxonomy extension presentation linkbase	*	*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEADWATERS INCORPORATED

Date: August 4, 2010	By:	/S/ KIRK A. BENSON
Kirk A. Benson, Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2010	By:	/S/ STEVEN G. STEWART
Steven G. Stewart, Chief Financial Officer
(Principal Financial Officer)