Form 10-K
period 2010-09-30
HEADWATERS INC
filed 2010-11-19
CIK 1003344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010,

or

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

Large accelerated filer  ☒         Accelerated filer  ☐        Non-accelerated filer  ☐         Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2010 was $268,794,747, based upon the closing price on the New York Stock Exchange reported for such date. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

The number of shares outstanding of the registrant’s common stock as of October 31, 2010 was 60,490,161.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be issued in connection with registrant’s annual meeting of stockholders to be held in 2011 are incorporated by reference into Part III of this Report on Form 10-K.

Forward-looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Actual results may vary materially from such expectations. In some cases, words such as “may,” “should,” “intends,” “plans,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “believes,” “seeks,” “estimates,” “forecasts,” or variations of such words and similar expressions, or the negative of such terms, may help to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking. For a discussion of the factors that could cause actual results to differ from expectations, please see the risk factors described in Item 1A hereof. There can be no assurance that our results of operations will not be adversely affected by such factors. Unless legally required, we undertake no obligation to revise or update any forward-looking statements for any reason. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

General Development of Business

Headwaters Incorporated (“Headwaters”) provides products, technologies and services in the building products, construction materials and energy industries. We generate revenue by selling building products such as manufactured architectural stone, siding accessory products and concrete blocks; managing and marketing coal combustion products (“CCPs”), which are used as a replacement for portland cement in concrete; and reclaiming waste coal. We intend to continue expanding our business through growth of existing operations and commercialization of new technologies and products.

We conduct our business primarily through the following three reporting segments: light building products, heavy construction materials, and energy technology.

Light Building Products. We compete in the light building products industry, which is currently our largest reporting segment based on revenue. We have leading positions in several light building products categories.

We are a leading designer, manufacturer and marketer of siding accessories used in residential home improvement and construction. Our siding accessories include decorative window shutters, gable vents, and mounting blocks for exterior fixtures, roof ventilation, window and door trim products. We also market functional shutters and storm protection systems, specialty siding products, specialty roofing products and window wells. Last year we introduced an innovative cellular foam polyvinyl chloride, or PVC, trim board product. Our sales are primarily driven by the residential repair and remodeling construction market and, to a lesser extent, by the new residential construction market.

We are a leading producer of manufactured architectural stone. Our Eldorado Stone product line is designed and manufactured to be one of the most realistic manufactured architectural stone products in the world. We utilize two additional brands to segment the manufactured architectural stone market and sell at lower price points than the Eldorado Stone product line, allowing us to compete across a broad spectrum of customer profiles. Our manufactured stone sales are primarily driven by new residential construction demand and, to a lesser extent, by the residential repair and remodeling, as well as commercial construction markets.

We are the largest manufacturer of concrete block in the Texas market, which we believe to be one of the largest concrete block markets in the United States. We offer a variety of concrete based masonry unit products and employ a regional branding and distribution strategy. A large portion of our concrete block sales are generated from the institutional construction markets in Texas, including school construction, allowing us to benefit from positive demographic trends.

We have a large customer base for our building products, represented by approximately 4,600 non-retail ship-to locations and approximately 4,750 retail ship-to locations across the country. Sales are broadly diversified by serving a large variety of customers in various distribution channels. We believe we attract a large base of customers because we continually upgrade our product offerings through product extensions and new products and brands.

Heavy Construction Materials. We compete in the heavy construction materials industry. We are the national leader in the management and marketing of CCPs, procuring CCPs from coal-fueled electric generating utilities and supplying them to our customers in a variety of concrete infrastructure and building projects. CCPs, such as fly ash and bottom ash, are the non-carbon components of coal that remain after coal is burned. CCPs have traditionally been an environmental and economic burden for power generators but can be a source of value when properly managed.

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

In order to ensure a steady and reliable supply of CCPs, we enter into long-term and exclusive management contracts with coal-fueled electric generating utilities, maintain 22 stand-alone CCP distribution terminals across North America and support approximately 100 plant-site supply facilities. We own or lease approximately 1,100 rail cars and approximately 175 trucks, in addition to contracting with other carriers in order to meet transportation needs for the marketing and disposal of CCPs. Our extensive distribution network allows us to transport CCPs across the nation, including into states that represent important construction markets but that have a low production of CCPs.

We plan to grow with the expanded commercial use of CCPs and support market recognition of the performance, economic and environmental benefits of CCPs. According to American Coal Ash Association 2008 estimates, fly ash replaced approximately 15.5% of the portland cement that otherwise would have been used in concrete manufactured in the United States.

Energy Technology. We are a leader in coal cleaning and coal upgrading. We own and operate coal cleaning facilities that separate ash from waste coal to provide a refined coal product that is higher in Btu value and lower in impurities than the feedstock coal. The cleaned coal is sold primarily to electric power plants and other industrial users. We also sell cleaned coal product into metallurgical coal markets. This technology for cleaned coal allows mining companies to reclaim waste coal sites and return them to a state of beneficial use. By December 2008, we had completed construction and operation of eleven coal cleaning facilities. In response to current market conditions, we are currently operating nine of these facilities. These facilities produce coal that results in reduced sulfur oxides, nitrogen oxides and mercury emissions during the combustion process, greatly increasing cleanliness and usability. The cleaned coal product is comparable in energy content and ash to run-of-mine coal products. We believe that our sales of cleaned coal products generate refined coal tax credits under IRS Code Section 45 when the coal is sold into the steam market. In addition to coal cleaning, we are also involved in heavy oil upgrading processes, liquefaction of coal into liquid fuels and production of ethanol.

Headwaters was incorporated in Delaware in 1995. Our stock trades under the New York Stock Exchange symbol “HW.”

As used herein, “Headwaters,” “combined company,” “we,” “our” and “us” refer to Headwaters Incorporated and its consolidated subsidiaries, including Tapco International Corporation and Headwaters Construction Materials, Inc. and its subsidiaries, including Eldorado Stone LLC, and its subsidiaries and affiliates (operating in our light building products segment); Headwaters Resources, Inc. and its subsidiaries (operating in our heavy construction materials segment); Headwaters Energy Services Corp. and its subsidiaries (operating in our energy technology segment); Headwaters Heavy Oil, LLC and Headwaters Technology Innovation Group, Inc. (“HTI,” operating in our energy technology segment); unless the context otherwise requires. As used in this report, Headwaters Building Products or “HBP” refers to Tapco International Corporation and its subsidiaries and to Headwaters Construction Materials, Inc., together with its subsidiaries including “Eldorado”, which refers to Eldorado Stone LLC and its subsidiaries and affiliates); “HRI” refers to Headwaters Resources, Inc. and its consolidated subsidiaries; “HES” refers to Headwaters Energy Services Corp., together with its consolidated subsidiaries and affiliates; and “HTI” refers to Headwaters Heavy Oil, LLC and Headwaters Technology Innovation Group, Inc.; unless the context otherwise requires.

Light Building Products

We produce light building products that minimize waste, conserve natural resources, and/or use less energy in manufacturing or application. We operate leading businesses in siding accessories, manufactured architectural stone and concrete blocks. We manufacture and distribute nationally siding accessories (such as window shutters, gable vents, mounting blocks, simulated wood shake siding, and composite roofing), and professional tools used in exterior residential remodeling and construction. Our manufactured architectural stone and building accessories products have a national presence in commercial, residential and remodeling markets. We also are a leading supplier of concrete blocks and specialty blocks in Texas. We believe our traditional building products and new product offerings position us for significant growth after the end of the current downturn in residential construction.

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

Brands include “Tapco Integrated Tool Systems,” “Mid-America Siding Components,” “Builders Edge,” “Atlantic Premium Shutters,” “Vantage,” “The Foundry,” “InSpire,” and “WellCraft.” We market our injection-molded building product accessories to retailers and mass merchandisers through our Builders Edge and Vantage brands and to the manufactured housing market through the MHP brand. In addition, we market tools through the Tapco brand, functional shutters and storm protection systems through the Atlantic Premium Shutters brand, specialty siding product through the Foundry brand, specialty roofing products through the InSpire brand, and window wells under the WellCraft brand. Last year we introduced IQM, an innovative cellular foam trimboard product, into our distribution system.

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

Manufactured Architectural Stone. Under the Eldorado Stone, StoneCraft and Dutch Quality Stone brands, we offer a wide variety of high-quality manufactured architectural stone products to meet a variety of design needs. Our manufactured architectural stone siding incorporates several key features, including high aesthetic quality, ease of installation, durability, low maintenance, attractive cost relative to other siding materials and widespread availability in the marketplace. The Eldorado Stone product line is designed and manufactured to be one of the most realistic manufactured architectural stone products in the world. Our manufactured architectural stone siding is a lightweight, adhered siding product used by national, regional and local architectural firms, real estate developers, contractors, builders and homeowners. Our stone products are used in construction projects ranging from large-scale residential housing developments and commercial projects to do-it-yourself home improvement jobs. In addition, the Eldorado Stone product line is used in a variety of external and internal home applications such as walls, archways, fireplaces and landscaping. We continually introduce new products in order to improve our offering, such as our volcanic stone for the Hawaii market. We believe that our focus on product quality, breadth and innovation, combined with a geographically diversified manufacturing platform, provides us with significant marketing advantages over traditional materials such as natural stone, brick or stucco.

Concrete Block. We are one of the largest manufacturers and sellers of concrete block in the Texas market, one of North America’s largest markets. We offer a variety of concrete-based masonry products and employ a regional branding and distribution strategy. A large portion of our concrete block sales are generated from institutional construction markets in Texas, including school construction, allowing us to benefit from positive demographic trends. Fly ash is used in the manufacturing process for concrete block, brick and foundation blocks.

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

Our manufactured architectural stone brands are currently manufactured through a network of six plants strategically situated in proximity to customers. These siding accessory and architectural stone manufacturing locations allow for a high level of customer service, shorter lead times and lower freight costs.

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

We seek to be a leader in each meaningful distribution channel for our products by providing the broadest selection coupled with high levels of customer service. We have plans to continue to introduce new products which can be incorporated into our national distribution system supply chain. New products and brands represented over $70 million or 22% of our total building products sales in 2010, and we expect the ongoing introduction of new products and brands to allow for entry into and increased presence in new markets.

Sales and Marketing

Our resin-based siding products’ sales and marketing organization supports the one-step, two-step distribution, and retail channels through various networks of sales support that include over 160 independent sales representatives and a group of business development managers, regional sales managers and sales executives.

We have a small direct sales force for manufactured architectural stone products. This sales force works closely with architects and contractors to provide information concerning the attributes and ease of installation of our manufactured stone product and to promote market acceptance over traditional building materials.

We maintain relationships with local contractors, professional builders, and other end-users by participating in over 2,000 local shows and five to seven national shows annually. Local shows, sponsored by local distributors, enable us to promote our products through hands-on comparisons to competing products. These shows enable us to receive useful feedback from local contractors, which leads to new product ideas as well as significant goodwill within the trade.

Major Customers

We have a large customer base for our light building products. Because primarily all of the one- and two-step distributors have multiple locations and each individual location generally has autonomy to stock various products from different suppliers, the number of ship-to locations is a better measure of the breadth of sales than is the total number of customers. In the residential home improvement and building products market, we have approximately 4,600 non-retail ship-to locations and approximately 4,750 retail ship-to locations for our products. Sales are broadly diversified across customers and ship-to locations, mitigating the impact of regional economic circumstances, which helps us maintain industry share in a shrinking market. For fiscal 2010, three large customers totaling more than 1,900 locations together represented approximately 24% of total sales of the resin-based siding products division. None of our other building products divisions had a customer representing over 10% of product sales.

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

We purchase cement, sand and aggregates as primary raw materials for our concrete-based products. We do not have long-term contracts for the supply of these materials. Demand for these materials can be volatile while supplies are constrained to local sources because of transportation costs. Our costs to purchase raw materials have risen in some regions for certain materials. However, we have not suffered from any long-term shortages and believe that supplies will be adequate in the future.

Competition

There are positive and negative factors pertaining to our light building products competitive position. We have a leading market position in our siding accessories business because of our strong ability to manufacture and distribute a broad range of products economically and rapidly. However, our resin-based siding accessory business’ strong market position suggests that its future growth will come largely from finding new products to introduce into our manufacturing and distribution channels, not from increasing market share in the siding accessories industry. We have developed a recognized name in the manufactured architectural stone industry and a strong market share. Our products have excellent authenticity and broad selection alternatives. Our architectural stone business has a limited, albeit growing, distribution network, strong competition from regional producers that do not have long shipping routes and financial limitations that may not be shared by the largest national competitor. Our block business is not national in breadth, although it enjoys a strong regional market position in Texas.

Our primary competition for resin-based siding products includes Ply Gem and Pinckney in the siding accessories market, and CertainTeed in the specialty siding market. Notwithstanding our national position as a leading producer of manufactured architectural stone, we face significant competition from other national and regional producers of similar products, and in particular from Owens Corning. With respect to concrete masonry units, national and regional competition includes Featherlite, IPC Building Products, Revels Block & Brick and Jewell Concrete Products, some of which are larger manufacturers of concrete masonry units than us. Many of our competitors have greater financial and other resources and may be able to take advantage of acquisitions and other opportunities more readily.

Heavy Construction Materials—Coal Combustion Products

We are the nation’s largest manager and marketer of CCPs, which includes fly ash as a construction material replacement for portland cement. In order to ensure a steady and reliable supply of CCPs, we have formed numerous long-term exclusive management contracts with coal-fueled electric generating utilities throughout the United States and maintain 22 stand-alone CCP distribution terminals across North America, as well as approximately 100 plant-site supply facilities. With our extensive distribution network, we can transport CCPs significant distances to states that have limited coal-fueled electric utilities producing CCPs yet have historically been high volume CCP markets.

Principal Products and their Markets

CCPs are varying types of inorganic remnants left over from burning coal. CCPs have been an environmental and economic burden for power generators; however, when properly managed CCPs can be valuable products. Of the different CCPs, we sell fly ash (captured from the flue gas) as a replacement for portland cement in a wide variety of concrete uses, including infrastructure, commercial, and residential construction. We believe we are currently the largest manager and marketer of CCPs in the United States and also conduct business in Canada. We have a number of long-term, exclusive management contracts with coal-fueled, electric generating utilities throughout the United States and provide CCP management services at approximately 100 locations.

Utilities produce CCPs year-round. In comparison, sales of CCPs and building products produced using CCPs are seasonal, following construction market demands. CCPs must be stored in terminals during the off-peak sales periods as well as transported to where they are needed for use. Due to transportation costs, the CCP market is generally regional, with product transportation to states like California and Florida that have scarce supply of coal-fueled electric utilities producing high quality CCPs. As the largest manager and marketer of CCPs in the United States, we benefit from contractual supplies and our extensive distribution system. We maintain 22 stand-alone CCP distribution terminals across North America, as well as approximately 100 plant-site supply facilities. We own or lease approximately 1,100 rail cars and more than 175 trucks and contract with other carriers to meet our transportation needs for the marketing and disposal of CCPs. In addition, we have more than 40 area managers and technical sales representatives nationwide to provide customer support.

The benefits of CCP use in construction applications include improved product performance, cost savings and positive environmental impact. Fly ash improves both the chemical and physical performance of concrete, decreasing permeability and enhancing durability while providing environmental benefits. Fly ash utilization conserves landfill space as well as conserves energy and reduces green house gas emissions. According to the U.S. Environmental Protection Agency (“EPA”), one ton of fly ash used as a replacement for portland cement eliminates approximately one ton of carbon dioxide emissions associated with cement production. The value of utilizing fly ash in concrete has been recognized by numerous federal agencies, including the U.S. Department of Energy (“DOE”). Today almost all states specify or recommend the use of fly ash in state and federal transportation projects. In June 2010, the EPA issued a proposed rule to regulate the disposing of CCPs which, if adopted is likely to increase the cost of managing and disposing of CCPs and which may have an adverse effect on beneficial use and sales of CCPs (see “Business—Regulation” and “Risk Factors”).

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

Sources of Available Raw Materials

Coal is the largest indigenous fossil fuel resource in the United States. The U.S. Energy Information Administration estimates 2009 annual coal production was in excess of 1 billion tons, with about 94% of all coal consumed in the United States being used for electrical power generation. As a primary resource for baseline electricity production in the United States, coal is used to produce approximately half of the electricity generated in the United States. The combustion of coal results in a high percentage of residual materials which serve as the “raw material” for the CCP industry. According to the American Coal Ash Association, in 2008 about 61 million tons of the approximately 136 million tons of U.S. CCPs generated were efficiently utilized. With less than 50% utilized, there is a clear opportunity for further increases in CCP usage. As long as electricity is created using coal-fueled generation, we believe there will be significant supplies of CCP raw materials. However, as Clean Air Act, Resource Conservation and Recovery Act (“RCRA”) and other environmental rules are implemented, the efforts of coal-fueled electric power producers to comply with tighter regulatory requirements may have a serious adverse effect on the supply and use of fly ash as a substitute for portland cement (see “Business—Regulation” and “Risk Factors”).

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

Our CCP business has substantial competition in two main areas: obtaining CCP management contracts with utility and other industrial companies and marketing CCPs and related industrial materials. Our CCP business has a presence in every region in the United States but, because the market for the management of CCPs is highly fragmented and because the costs of transportation are high relative to sales prices, most of the competition in the CCP management industry is regional. There are many local, regional and national companies that compete for market share in these areas with similar products and with numerous other substitute products. Although we have a number of long-term CCP management contracts with our clients, some of these contracts allow for the termination of the contract at the convenience of the utility company upon a minimum 90-day notice. Moreover, certain of our most significant regional CCP competitors appear to be seeking a broader national presence. These competitors include Lafarge North America Inc., Boral Material Technologies Inc. and Cemex. Building

products are produced and sold regionally by the numerous owners and operators of concrete ready-mix plants. Producers with sand and gravel sources near growing metropolitan areas have important transportation advantages. Many of our competitors have greater financial, management and other resources and may be able to take advantage of potential acquisitions and other opportunities more readily.

Energy Technology

In our energy technology segment, we are focused on reducing waste and increasing the value of energy feedstocks, primarily in the areas of waste coal, oil and liquid fuels. We use coal cleaning processes that upgrade waste coal by separating ash from the carbon. The resultant coal product is lower in ash, including sulfur, mercury and other impurities, and higher in Btu value. Additionally, we own 51% of and operate a 50 million gallon per year corn-to-ethanol facility near Underwood, North Dakota. We also develop and commercialize technologies to convert or upgrade fossil fuels into higher-value products, including direct coal liquefaction, the conversion of gas-to-liquid fuels, and heavy oil upgrading.

Principal Products and their Markets

Coal Cleaning. We own eleven coal cleaning facilities of which nine are currently in operation. These facilities provide us with an opportunity to reduce SOx, NOx and mercury emissions from coal, significantly increasing waste coal’s cleanliness and usability. The cleaned coal product is comparable in energy content and ash to run-of-mine coal products. We believe that our sales of cleaned coal products to the steam markets generate refined coal tax credits under Section 45 of the Internal Revenue Code in circumstances where the requirements of Section 45 can be met.

Sales and Marketing

Cleaned coal is sold primarily to electric power plants; however, it can also be sold to other industrial users of coal and as a metallurgical grade coal to coke producers. A number of our facilities are located adjacent to active coal mine operations. In these cases, we partner with the host coal company to market our finished product in order to effectively leverage existing marketing relationships. In addition, we have our own small group of regionally based coal marketing employees.

Sources of Available Raw Materials

The source of feedstock has been an important consideration in developing our coal cleaning facilities. Facilities are generally located near waste coal impoundments or active coal mines. We have contracts that provide us access to an estimated 170 million tons of waste coal feedstock material in various regions around the country. We are actively pursuing additional waste coal sites where carbon product can be recovered and altered beneficially using our coal cleaning processes.

New Business Opportunities

As part of our energy strategy, we are developing the following businesses and technologies:

Heavy Oil Upgrading Technology. We own patents and know-how related to the HCAT Technology. HCAT is a unique heavy oil upgrading technology for the addition of hydrogen to heavy residual oils such as petroleum vacuum residue (so-called “bottom of the barrel”) and tar sand bitumen into lighter, more valuable petroleum materials. The proprietary HCAT process uses a highly active, molecular-scale catalyst to efficiently convert heavy oils, including the asphaltenic components, which are generally considered the most difficult to process. In 2006, we announced the completion of the first commercial scale demonstration of the heavy oil upgrading technology at a large commercial refinery. We have completed five runs at three different refineries and we continue to work with the refineries, anticipating additional use of HCAT in 2011.

Hydrogen Peroxide. In September 2004 we entered into a joint venture with Evonik Industries (formerly Degussa AG and located in Essen, Germany) to develop and commercialize a direct synthesis process for hydrogen peroxide, or H2O2 . The venture aims to develop facilities to produce hydrogen peroxide for sale to manufacturers for the production of chemical intermediates such as propylene oxide (PO). Subject to terms and conditions of the agreement, the joint venture is responsible for development of hydrogen peroxide production facilities. In October 2005, the joint venture announced the success of pilot plant operations. In October 2007, a demonstration plant in Germany was completed and began startup operations. This plant is intended to provide performance data relative to large scale operations, a prerequisite for engineering a commercial scale H2O2 project. EvonikHeadwaters plans to continue developing technology related to direct synthesis of hydrogen peroxide at its German demonstration plant. The joint venture’s goal is to develop plans and explore markets to build hydrogen peroxide production facilities in strategic locations to meet the expected world-wide future growth in demand for H2O2 as a chemical intermediate.

Coal Liquefaction. Our technology for producing liquid fuels from coal was licensed in 2004 to the Shenhua Group, China’s largest coal company, for a direct coal liquefaction (“DCL”) project in Majiata, China. We have also entered into several development agreements for coal liquefaction. We completed a phase II feasibility study for Oil India during 2008 and updated the conceptual design, economic analysis, and product upgrading study during 2009. Additionally, we completed a study for an affiliate of Reliance Industries and worked with Reliance to obtain a grant from the United States Trade and Development Agency to conduct feedstock evaluation of their coal resources in India.

Ethanol. In 2006 we entered into a joint venture with Great River Energy (“GRE”) of Maple Grove, Minnesota to develop and construct a 50 million gallon-per-year ethanol production facility. Blue Flint Ethanol, LLC, the joint venture (“BFE”), is 51% owned by us and 49% by GRE (however both partners have equal voting rights and control). The BFE production facility is operated by us and is located at GRE’s Coal Creek Station, near Underwood, North Dakota, which supplies steam, water and other services to BFE. BFE purchases waste energy from GRE to use in its production process, resulting in what we believe to be one of the most energy efficient facilities in the ethanol industry.

Competition

Each of our energy businesses experience competition. With respect to our coal cleaning activities, we face competition from numerous operators of run-of-mine coal production facilities, some of which also prepare and co-produce product from waste or low value coal streams. Further, many industrial coal users are limited in the amount of cleaned coal product they can purchase from us because they have committed to purchase a substantial portion of their coal requirements through long-term contracts for run-of-mine coal.

Our BFE facility is a low-cost producer of ethanol due to its unique process configuration. However, BFE experiences significant competition not only from many producers of ethanol and other biofuels throughout the United States, but also from producers of traditional petroleum fuels.

Our heavy oil upgrading, coal liquefaction and catalyst technologies also experience competition from many of the world’s major petroleum, chemical and energy companies. Those companies are actively engaged in research and development activities. Many of our competitors have greater financial and other resources and may be able to take advantage of acquisitions and other opportunities more readily.

Segments and Major Customers

We operate in three business segments, light building products, heavy construction materials and energy technology. Additional information about segments is presented in Note 3 to the consolidated financial statements. No customer accounted for more than 10% of total revenue from 2008 through 2010.

Research and Development

We maintain a staff of engineers, scientists and technicians with expertise in the design and operation of high-pressure and temperature process plants at our Lawrenceville, New Jersey pilot plant and laboratory facilities. Among other technologies under development, we have the capability to work at the molecular level in the composition, aligning, spacing and adhering of nano-sized crystals of precious and transition metals on substrate materials for use as catalysts. The net effect can be higher performance with lower metal content, high selectivity for certain chemical reactions (i.e., the desired reaction is maximized with byproducts and waste minimized), long life and custom designed nanocatalysts. Potential applications for this nanotechnology include new processes to improve existing catalysts for chemical and refining processes. For example, we are conducting laboratory testing on the application of the technology to the production of nanomaterials and nanofillers such as carbon nanospheres. In 2007 we formed a strategic partnership with Sumitomo Chemical to identify and further develop applications for these materials.

The following table presents our approximate research and development expenses for the past three fiscal years:

2008	$15.0 million
2009	$9.8 million
2010	$8.2 million

Intellectual Property

As of September 30, 2010, we had approximately 250 U.S. and foreign counterpart patents and approximately 320 U.S. and foreign counterpart patents pending. Additionally, we have approximately 230 U.S. and foreign trademarks and approximately 35 U.S. and foreign trademark applications pending.

Collectively, the intellectual property is important to us, although there is no single patent or trademark that is itself material to us at the present time.

There can be no assurance as to the scope of protection afforded by the patents. In addition, there are other technologies in use and others may subsequently be developed, which do not, or will not, utilize processes covered by the patents. There can be no assurance that our patents will not be infringed or challenged by other parties or that we will not infringe on patents held by other parties. Because many of these patents represent new technology, the importance of the patents to our business will depend on our ability to commercialize these technologies successfully, as well as our ability to protect our technology from infringement or challenge by other parties. Patents may expire before they are a commercial success.

In addition to patent protection, we also rely on trade secrets, know-how and confidentiality agreements to protect technologies. Despite these safeguards, such methods may not afford complete protection and there can be no assurance that others will not either independently develop such know-how or obtain access to our know-how, concepts, ideas, and documentation. Since our proprietary information is important to our business, failure to protect ownership of our proprietary information would likely have a material adverse effect on us.

Regulation

Environmental. Our operations and those of our suppliers and customers involved in coal-based energy generation, primarily utilities, are subject to federal, state and local environmental regulation. Our coal-based operations and those of our customers are subject to regulations that impose limits on the discharge of air and water pollutants and establish standards for the treatment, storage and disposal of solid and hazardous waste materials, which add to the cost of doing business and expose us to potential fines for non-compliance. Moreover, in order to establish and operate the coal cleaning plants, power plants and operations to collect and transport CCPs, we and our customers have obtained various federal, state and local permits and must comply with processes and procedures that have been approved by regulatory authorities. Compliance with permits, regulations and approved processes and procedures helps protect the environment and is critical to our business. Any failure to comply could result in the issuance of substantial fines and penalties and cause us to incur environmental liabilities.

We believe that all required permits to construct and operate facilities where we operate have been or will be obtained and believe the facilities are in substantial compliance with all relevant environmental laws and regulations governing our operations.

In spite of safeguards, our operations entail risks of regulatory noncompliance or accidental discharge that could create an environmental liability, because regulated materials are used or stored during normal business operations. For example, we use regulated chemicals in operations involving distillation to purify products, analysis, packaging of chemicals and the selling, warehousing and manufacturing of organic chemicals in small research volumes. We also use facilities to perform research and development activities involving coal, oil, chemicals and industrial gases such as hydrogen. As a result, petroleum and other hazardous materials have been and are present in and on these properties. We generally hire independent contractors to transport and dispose of any wastes we generate during such activities and send the wastes to approved facilities for disposal.

We own 51% of and operate an ethanol production facility, Blue Flint Ethanol, LLC (“BFE”), located at GRE’s Coal Creek Station near Underwood, North Dakota. This facility manufactures ethanol principally from corn. Because BFE obtains its thermal energy requirements in the form of steam from GRE’s Coal Creek Station and because our plant design includes other emission controlling devices, the BFE plant is permitted as a Synthetic Minor Source under the Clean Air Act. Our ethanol production facility is subject to regulatory requirements to control air pollution emissions and, as such, is subject to new or modified regulations that may be promulgated in the future. Environmental regulations aimed at reducing greenhouse gas emissions may also affect the market for ethanol-based fuel. In May 2010, the EPA adopted changes to its Renewable Fuels Standards Program to ensure that transportation fuel sold in the U.S. contains a minimum volume of renewable fuel, such as ethanol. In addition, in October 2010, EPA authorized the sale of gasoline containing up to 15% ethanol (known as “E15”) for model year 2007 and newer cars and light trucks. Additional changes in federal, state, and local regulations that could affect demand for ethanol are expected.

Our HRI business is dependent upon the recovery and processing of CCPs from our customers, typically coal-burning power plants. These entities are highly regulated under federal and state law, including the federal Clean Air Act of 1970 and subsequent amendments, particularly the Clean Air Act Amendments of 1990. The Clean Air Act and EPA regulations, as well as corresponding state laws and regulations, limit the emission of air pollutants such as sulfur oxides (“SOx”), nitrogen oxides (“NOx”) and particulate matter. The coal industry is directly affected by Clean Air Act permitting and emissions control requirements. The EPA has adopted and periodically revises the National Ambient Air Quality Standards, or NAAQS, for particulate matter and ozone, and states are required to revise and implement plans to attain and maintain compliance with the NAAQS. Because coal-burning electric utilities emit NOx (a precursor to ozone) and particulate matter, our utility customers are likely to be affected by the NAAQS implementation measures of the states, as well as additional emission control measures required by state law.

Coal-burning utilities are subject to regulations under the 1990 Clean Air Act Amendments, which established specific emissions levels for SOx and NOx in order to reduce acid rain. To meet these emissions levels, utilities have been required to make changes such as changing their fuel sources, adding scrubbers to capture SOx, adding new boiler burner systems to control NOx, adding or modifying fuel pulverizers/air handling systems to control NOx, introducing flue gas conditioning materials to control particulate emissions in conjunction with meeting SOx emissions targets and, in some cases, shutting down a plant. These requirements can impact the quantity and quality of CCPs produced at a power plant, can add to the costs of operating a power plant and, depending on the requirements of individual state implementation plans, could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future.

Certain environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state laws, impose strict, joint and several liability on responsible parties for investigation and remediation of regulated materials at contaminated sites. CCPs may contain materials such as metals that are regulated materials under these laws. Land application of CCPs as a beneficial use is regulated by a variety of federal and state statutes, which impose testing and management requirements to ensure environmental protection. However, mismanagement of CCPs can give rise to liability under CERCLA and similar laws.

The coal-burning electric utility and coal mining industries are facing a number of new and pending initiatives by regulatory authorities seeking to address air and water pollution, greenhouse gas emissions and management and disposal of CCPs, as described below. Although our business managing CCPs for utility customers may benefit from opportunities to manage compliance with some new regulatory requirements, increasingly strict requirements generally will increase the cost of doing business and may make coal burning less attractive for utilities. Faced with the prospect of more stringent regulations, litigation by environmental groups, and a decrease in the cost of natural gas, some electric utilities are reducing their portfolio of coal powered energy facilities. For example, in August 2010, Xcel Energy in Colorado announced that it would spend $1.3 billion converting some of its coal-fired plants to natural gas, in response to a Colorado pollution law, and the Tennessee Valley Authority approved plans to take 1,000 megawatts of coal generation out of production by 2015. Nevertheless, we believe that reliance on coal for a substantial amount of electric power generation in the United States is likely to continue for the foreseeable future.

In July 2010, the EPA proposed a revised Clean Air Transport Rule that would create a cap-and-trade program requiring utilities to cut SOx and NOx emissions, in order to reduce interstate transport of air pollution. In addition, under a court order, the EPA is required to propose a revised Clean Air Mercury Rule for reducing mercury emissions from new or modified power plants in March 2011 and to adopt a final rule in November 2011. New regulations to control mercury emissions could result in implementation of additional technologies at power plants that could negatively affect fly ash quality. For example, if power plants are required to inject activated carbon into power plant exhaust gas to capture mercury emissions, the carbon could be collected with the fly ash, making the fly ash undesirable for concrete. Carbon removal processes are technically challenging and expensive.

Some states have adopted, and Congress has considered and ultimately may adopt, legislation and regulatory programs to reduce greenhouse gas (“GHG”) emissions, which could require electric utilities to increase their use of renewable energy such as solar and wind power. In addition, in the absence of federal GHG legislation, the EPA has taken several recent steps to regulate GHG emissions. In 2009, the EPA finalized its determination that GHG endangers public health and welfare. In May 2010, the EPA adopted regulations setting GHG emission thresholds that define when new and existing industrial facilities, including power plants, must obtain permits under the New Source Review/Prevention of Significant Deterioration and Title V Operating Permit programs. These developments, as well as regulatory efforts by some states, would affect the operations of coal-fired power plants and may affect the availability and cost of CCPs. However, all of these EPA regulations, including its endangerment finding, are currently being challenged in federal court.

HRI manages, stores, transports and sells fly ash, and some products manufactured and sold by HRI contain fly ash. Currently, fly ash is not regulated as “hazardous waste” under Subtitle C of the federal Resource Conservation and Recovery Act (“RCRA”). However, a major spill of fly ash in 2008 from a surface impoundment at a Tennessee Valley Authority power plant led to the EPA reconsidering regulation of CCP storage and disposal. In June 2010, the EPA proposed two alternative rules to regulate CCPs generated by electric utilities and independent power producers. One proposed option would classify CCPs disposed of in surface impoundments or landfills as “special wastes” subject to federal hazardous waste regulation under Subtitle C of RCRA. The second proposed option would instead regulate CCPs as non-hazardous waste under Subtitle D of RCRA, with states retaining the lead authority on regulating their handling, storage and disposal. Under both options, the current exemption from hazardous waste regulation for CCPs that are recycled for beneficial uses would remain in effect. However, the EPA has requested comments on refining the definition of beneficial uses subject to the exemption, which could result in a narrowing of the scope of exempt uses in the final rule. Both rule options are controversial and the EPA has extended the deadline for public comments to November 19, 2010. A final rule may be issued in 2011. At this time, it is not possible to predict what form the final regulations will take. Either option is likely to increase the complexity and cost of managing and disposing of CCPs. If the EPA decides to regulate CCPs as hazardous waste under RCRA Subtitle C, CCPs would become subject to a variety of regulations governing the handling, transporting, storing and disposing of hazardous waste, increasing the regulatory burden and costs of fly ash management for the utility industry and for HRI. The regulations could require modifications to or closure of disposal facilities, modifications to equipment used to handle, store and transport fly ash, additional training for personnel, new permitting requirements, increased recordkeeping and reporting requirements, as well as increased disposal costs at landfills. There can be no guarantee that such regulations would not reduce or eliminate our supply or our ability to market fly ash and other CCPs which would have a material adverse impact on our operations and financial condition.

Regulation of CCPs as hazardous waste would likely have an adverse effect on beneficial use and sales of CCPs and HRI’s relationship with utilities. Even though the EPA proposal continues to exempt beneficial uses of CCPs from hazardous waste rules, users of fly ash and other CCPs are likely to attach a stigma to material that is identified as “hazardous waste” and may seek alternative products. Moreover, some environmental groups are urging the EPA to restrict some beneficial uses of CCPs, such as in cement, concrete and road base, alleging that contaminants may leach into the environment. This could reduce the demand for fly ash and other CCPs which would have an adverse affect on Headwaters’ CCP revenues. In addition, regulation of CCPs as hazardous waste would likely cause utilities and power producers to impose greater restrictions on the use of CCPs by HRI and its customers. Restrictions imposed by utilities may narrow the types of potential customers to which HRI can market CCPs and limit their uses of CCPs, reducing HRI’s sales opportunities. Utilities are also likely to negotiate to shift actual or perceived liabilities associated with CCPs and their use to HRI through more onerous contract and indemnity obligations. This could harm HRI’s business by reducing the number of CCP management contracts or by increasing HRI’s exposure to the contingent risks associated with any new regulation of CCPs.

HRI manages a number of landfill and pond operations that may be affected by new Clean Water Act requirements, as well as RCRA regulations. In 2009, the EPA released a report concluding that fly ash storage ponds and wastewater discharges from coal-fired power plants have adversely affected aquatic life. The EPA is currently revising its Clean Water Act effluent limitation guidelines to address such discharges and is required by consent decree to publish a proposed rule in 2012 and a final rule in 2014. If EPA adopts new Clean Water Act requirements, compliance obligations would increase. However, in light of the early stage of EPA’s consideration of Clean Water Act regulations, their effect on HRI cannot be ascertained at this time.

In addition, the EPA is addressing water quality impacts from coal mining operations. In April 2010, the EPA issued new guidance on Clean Water Act permits for mountaintop removal and surface mining. This guidance is being challenged in court. In October 2010, the EPA’s independent Science Advisory Board published a report concluding that mountaintop removal damages Appalachian streams. More stringent regulation of coal mining operations could increase the cost of coal for utilities and thus indirectly impact the availability and cost of fly ash for HRI’s CCP activities.

We work at the molecular level in the use of nano-sized metal crystals on substrate materials for nanocatalysts, and are testing the application of the technology to the production of nanomaterials and nanofillers such as carbon nanospheres. A number of agencies are studying the potential implications of nanotechnology and manufactured nanomaterials on human health and the environment, including the National Toxicology Program, the National Institute for Safety and Health, the National Science Foundation and the EPA. In September 2010, the EPA adopted its first rule regulating carbon nanomaterials under the Toxic Substances Control Act (“TSCA”). The rule requires persons who intend to manufacture, import, or process single or multi-walled carbon nanotubes for a significant new use to notify the EPA at least 90 days in advance, allowing the EPA to evaluate the intended use and, if necessary, to prohibit or limit the use. This rule could set a precedent for future EPA rulemakings addressing other nanoscale materials. The EPA is scheduled to propose a new nanoscale materials reporting rule in February 2011, under Section 8 of TSCA, which would require companies to provide data on existing uses, production volumes, specific physical properties, chemical and structural characteristics, methods of manufacture and processing, exposure and release information, and available health and safety data. The EPA is also developing a rule under Section 4 of TSCA requiring companies to test certain manufactured nanomaterials for health and environmental effects. While these developments demonstrate increasing interest in this area, at this time it is not certain what nanotechnology regulations may be adopted and how they may affect our business.

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

Section 45 currently provides a tax credit of $6.27 per ton of refined coal produced by the taxpayer at a refined coal facility during the 10-year period beginning on the date the facility was originally placed in service and sold by a taxpayer to an unrelated party during such 10-year period. The credit amount is adjusted each year for inflation. The tax credit is also subject to phase out to the extent that the “reference price” of the fuel used as feedstock exceeds the reference price for fuel in 2002 ($31.90) multiplied by the inflation adjustment factor for the applicable calendar year times 1.7. The reference price for fuel used as feedstock for refined coal for 2010 is $54.74. Because this amount did not exceed $31.90 times 1.4342 times 1.7 ($77.78), no phase out of the credit is applicable for calendar year 2010.

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

In September 2010, the IRS issued Notice 2010-54 (“Notice”) giving some public guidance about how this tax credit program will be administered and some of the restrictions on the availability of such credits. Among other things, the Notice requires that for coal cleaning operations to qualify for Section 45 credits, the facilities must have been put into service for the purpose of producing refined coal and must produce refined coal from waste coal. In addition, the Notice gives guidance about the testing that must be conducted to certify the emissions reduction required by Section 45. Based on the language of Section 45 and the Notice, we believe that our coal cleaning facilities are eligible for Section 45 refined coal tax credits, and as a result, have recognized a benefit for such credits. Our ability to claim tax credits is dependent upon a number of conditions, including, but not limited to:

•	Placing facilities in service on or before December 31, 2008;

•	Producing a fuel from waste coal that is lower in NOx and either SOx or mercury emissions by the specified amount as compared to the emissions of the feedstock;

•	Producing a fuel at least 50% more valuable than the waste coal feedstock; and

•	Sale of the fuel to a third party for the purpose of producing steam.

We are under audit by the IRS with respect to Section 45 tax credits we claim. There are multiple bases upon which the IRS may challenge the tax credits, including whether our facilities were placed in service for the purpose of producing refined coal, whether the facilities use waste coal as a feedstock, and whether the testing methods and certifications adequately demonstrate the required emissions reductions. In addition, Congress may modify or repeal Section 45 so that these tax credits may not be available in the future.

Section 45K. Our former coal-based solid alternative (or synthetic) fuel business has been subject to compliance with the terms of Section 45K. By law, Section 45K tax credits for alternative fuel produced from coal expired on December 31, 2007. We are being audited by the IRS with respect to Section 45K tax credits. The IRS has challenged whether we satisfied the requirements of Section 45K, including placed-in-service requirements.

The IRS has audited our 2005-2006 tax years, and asserted objections to tax credits relating to synthetic coal facilities owned by us. We have filed a protest, but if the IRS objections are sustained in full, the outcome could result in payment of up to $15.1 million of additional taxes, excluding penalties and interest. Should the IRS prevail with respect to its assertions relating to the 2005-2006 tax years, it is also possible that Section 45K tax credits that we have claimed for our 2007-2008 tax years will also be disallowed. The amount of Section 45K tax credits claimed for these years is $6.3 million.

Employees

As of September 30, 2010, we employed approximately 2,860 full-time employees. There are approximately 35 employees in our corporate administration. Approximately 125 of our employees work under collective bargaining agreements.

The following table lists the approximate number of employees by business unit at September 30, 2008, 2009 and 2010:

	2008	2009	2010
HBP	2,175	1,665	1,750
HRI	775	800	815
HES	300	155	175
HTI	70	85	85

ITEM 1A.	RISK FACTORS

Risks Relating to Our Business

The building products industry continues to experience a severe downturn that may continue for an indefinite period into the future. Because the markets for our building products are heavily dependent on the residential construction and remodeling market, our revenues could remain flat or decrease as a result of events outside our control that impact home construction and home improvement activity, including economic factors specific to the building products industry.

Since 2006, there has been a severe slowing of new housing starts and in home sales generally. Bank foreclosures have put a large number of homes into the market for sale, effectively limiting some of the incentives to build new homes. The homebuilding industry continues to experience a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available for sale. While our residential building products business relies upon the home improvement and remodeling markets as well as new construction, we have experienced a slowdown in sales activity beginning in fiscal 2007, and continuing through

2010. Interest rate increases, limits on credit availability, further foreclosures, depressed home prices, and an oversupply of homes for sale in the market may adversely affect homeowners’ and/or homebuilders’ ability or desire to engage in construction or remodeling, resulting in a continued or further slowdown in new construction or remodeling and repair activities.

We, like many others in the building products industry, experienced a large drop in orders and a reduction in our margins in 2008 through 2010, relative to prior years. In 2007-2009, we recorded significant goodwill impairments associated with our building products business. We can provide no assurances that the building products market will improve in the near future. To the extent weakness continues into 2011, it will have an adverse effect on our business and our results of operations.

The construction markets are seasonal. The majority of our building products sales are in the residential construction market, which tends to slow down in the winter months. If there is more severe weather than normal, or other events outside of our control, there may be a negative effect on our revenues. For the winter months of late 2010 and early 2011, our decreased seasonal revenues from HBP and HRI may result in negative cash flow.

The recent financial crisis could continue to negatively affect our business, results of operations, and financial condition. Market conditions in the mortgage lending and mortgage finance industries deteriorated significantly in 2008 and 2009, which continues to adversely affect the availability of credit for home purchasers and remodelers in 2010 and 2011.

The financial crisis affecting the banking system and financial markets and the going concern threats to banks and other financial institutions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, including mortgages and home equity loans, and extreme volatility in credit and equity markets. A continuation of poor borrowing markets or a further tightening of mortgage lending or mortgage financing requirements could adversely affect the availability of credit for purchasers of our products and thereby reduce our sales.

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

Demand for our building products can also decline if competing products become relatively less expensive. For example, if costs of petroleum-based resins that are used to make vinyl siding and accessories increase faster than the costs of stucco, then stucco products, which we do not sell, will become more attractive from a price standpoint, and our vinyl siding and accessory sales may decrease. Similarly, manufactured architectural stone could lose price competitiveness compared to other finishes. If demand for our building products declines because of changes in the popularity or price advantages of our products, our revenues will be adversely affected.

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

Our manufactured architectural stone and concrete block manufacturing processes require key production materials including cement, manmade and natural aggregates, oxides, packaging materials, and certain types of rubber-based products. The suppliers of these materials may experience capacity or supply constraints in meeting market demand that limit our ability to obtain needed production materials on a timely basis or at expected prices. We have no long-term contracts with such suppliers. We do not currently maintain large inventories of production materials and alternative sources meeting our requirements could be difficult to arrange in the short term. A significant increase in the price of these materials that cannot be passed on to customers could have a significant adverse effect on our cost of sales and operating income. Additionally, our manufacturing and ability to provide products to our customers could be materially disrupted if this supply of materials was interrupted for any reason. Such an interruption and the resulting inability to supply our manufactured architectural stone customers with products could adversely impact our revenues and our relationships with our customers.

Certain of our home siding accessory products are manufactured from polypropylene, a large portion of which material is sold to us by a single supplier. The price of polypropylene is primarily a function of manufacturing capacity, demand and the prices of petrochemical feedstocks, crude oil and natural gas liquids. Historically, the market price of polypropylene has fluctuated, and significantly increased as recently as 2008. A significant increase in the price of polypropylene that cannot be passed on to customers could have a significant adverse effect on our cost of sales and operating income. We do not have a long-term contract with our polypropylene supplier. We do not maintain large inventories of polypropylene and alternative sources of polypropylene could be difficult to arrange in the short term. Therefore, our manufacturing and ability to provide products to our customers could be materially disrupted if this supply of polypropylene was interrupted for any reason. Such an interruption and the resulting inability to supply our resin-based siding accessory customers with products could adversely impact our revenues and potentially our relationships with our customers.

Interruption of our ability to immediately ship individual or custom product orders could harm our reputation and result in lost revenues if customers turn to other sources for products.

Our building products business is highly dependent upon rapid shipments to contractors and distributors throughout the United States of individual orders, a large portion of which orders are manufactured upon demand to meet customer specifications. If there is significant interruption of business at any of our manufacturing plants or with our computer systems that track customer orders and production, we are at risk of harming our reputation for speed and reliability with important customers and losing short-term and long-term revenues if these customers turn to other sources.

Our siding accessory revenues would be materially adversely affected if we lost one or more of our three major customers.

Three customers of our resin-based siding accessory products together accounted for approximately 24% of our revenues for such products in the fiscal year ended September 30, 2010, and approximately 6% of our total revenues as of such date. There are no long-term contracts in place with these customers. Accordingly, a loss of or significant decrease in demand from these customers would have a material adverse effect on our business.

Our construction materials business has been severely affected by downturns in governmental infrastructure spending.

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

The American Recovery and Reinvestment Act (“ARRA”) enacted in early 2009 provided billions of dollars in new stimulus funding for transportation infrastructure. However, there has been a delay in Congressional appropriation of such funds and each state’s actions to take advantage of such funding. In addition, each state must approve various infrastructure projects to be funded through the new federal stimulus plan. The Obama administration is promoting new infrastructure legislation, but there can be no assurance that any such legislation will pass Congress or receive funding appropriations. We cannot be assured of the amount of funds to be expended and the timing of expenditures under the stimulus or any infrastructure plan.

If HRI’s coal-fueled electric utility industry suppliers fail to provide it with high-value coal combustion products (“CCPs”) due to environmental regulations or otherwise, HRI’s costs could increase and supply could fail to meet production needs, potentially negatively impacting our profitability or hindering growth.

Headwaters Resources relies on the production of CCPs by coal-fueled electric utilities. HRI has occasionally experienced delays and other problems in obtaining high-value CCPs from its suppliers and may in the future be unable to obtain high-value CCPs on the scale and within the time frames required by HRI to meet customers’ needs. The coal-burning electric utility and coal mining industries are facing a number of new and pending initiatives by regulatory authorities seeking to address air and water pollution, greenhouse gas emissions and management and disposal of CCPs, as described below. Although our business managing CCPs for utility customers may benefit from opportunities to manage compliance with some new regulatory requirements, increasingly strict requirements generally will increase the cost of doing business and may make coal burning less attractive for utilities. Further, as the price of natural gas has decreased to current levels, coal-fueled electric utilities have in some instances switched from coal to natural gas. A reduction in the use of coal as fuel causes a decline in the production and availability of fly ash. To the extent the price of natural gas continues to remain low, more coal-fueled electric utilities may explore the feasibility of switching from coal to natural gas.

Faced with the prospect of more stringent regulations, litigation by environmental groups, and a decrease in the cost of natural gas, some electric utilities are reducing their portfolio of coal powered energy facilities. If HRI is unable to obtain CCPs or experiences a delay in the delivery of high-value or quality CCPs, HRI will have a reduced supply of CCPs to sell or may be forced to incur significant unanticipated expenses to secure alternative sources or to otherwise maintain supply to customers. Moreover, revenues could be adversely affected if CCP sales volumes cannot be maintained or if customers choose to find alternatives to HRI’s products.

The EPA has proposed two alternative rules under RCRA to regulate CCPs to address environmental risks from the disposal of CCPs. Either option is likely to have an adverse effect on the cost of managing and disposing of CCPs. The hazardous waste alternative is likely to have an adverse effect on beneficial use and sales of CCPs and HRI’s relationship with utilities.

In June 2010 the EPA proposed two alternative rules to regulate CCPs generated by electric utilities and independent power producers. One proposed option would classify CCPs disposed of in surface impoundments or landfills as “special wastes” subject to federal hazardous waste regulation under Subtitle C of the Resource Conservation and Recovery Act (“RCRA”). The second proposed option would instead regulate CCPs as non-hazardous waste under Subtitle D of RCRA, with states retaining the lead authority on regulating their handling, storage and disposal. Under both options, the current exemption from hazardous waste regulation for CCPs that are recycled for beneficial uses would remain in effect. However, the EPA has requested comments on refining the definition of beneficial uses subject to the exemption, which could result in a narrowing of the scope of exempt uses in the final rule. Both rule options are controversial and the EPA has extended the deadline for public comments to November 19, 2010. A final rule may be issued in 2011. At this time, it is not possible to predict what form the final regulations will take. Either option is likely to increase the complexity and cost of managing and disposing of CCPs. If the EPA decides to regulate CCPs as hazardous waste under RCRA Subtitle C, CCPs would become subject to a variety of regulations governing the handling, transporting, storing and disposing of hazardous waste, increasing regulatory burden and costs of fly ash management for the utility industry and for HRI. The regulations could require modifications to or closure of disposal facilities, modifications to equipment used to handle, store and transport fly ash, additional training for personnel, new permitting requirements, increased recordkeeping and reporting, as well as increased disposal costs at landfills. There can be no guarantee that such regulations would not reduce or eliminate our supply or our ability to market fly ash and other CCPs which would have a material adverse impact on our operations and financial condition.

Regulation of CCPs as hazardous waste would likely have an adverse effect on beneficial use and sales of CCPs and HRI’s relationship with utilities. Even though the EPA proposal continues to exempt beneficial uses of CCPs from hazardous waste rules, users of fly ash and other CCPs are likely to attach a stigma to material that is identified as “hazardous waste” and may seek alternative products. Moreover, some environmental groups are urging the EPA to restrict some beneficial uses of CCPs, such as in cement, concrete and road base, alleging contaminants may leach into the environment. This could reduce the demand for fly ash and other CCPs which would have an adverse affect on HRI’s CCP revenues. In addition, regulation of CCPs as hazardous waste would likely cause utilities and power producers to impose greater restrictions on the use of CCPs by HRI and its customers. Restrictions imposed by utilities may narrow the types of potential customers to which HRI can market CCPs and limit their uses of CCPs, reducing HRI’s sales opportunities. Utilities are also likely to negotiate to shift actual or perceived liabilities associated with CCPs and their use to HRI through more onerous contract and indemnity obligations. This could harm HRI’s business by reducing the number of CCP management contracts or by increasing HRI’s exposure to the contingent risks associated with any new regulation of CCPs.

HRI has managed numerous large scale CCP disposal projects, primarily for coal fueled utilities and power producers. In addition, CCPs have beneficial use for road base, soil stabilization, and as large scale fill in contact with the ground. If the EPA decides to regulate CCPs as hazardous waste, HRI, together with CCP generators, could be subject to very expensive environmental cleanup and other possible claims and liabilities.

If the EPA adopts more stringent regulations under the Clean Air Act or Clean Water Act governing coal combustion, water discharges, or coal mining, this would likely have an adverse effect on the cost, beneficial use and sales of CCPs.

Coal-fueled electric utilities are highly regulated under federal and state law. HRI relies on the production of CCPs by coal-fueled electric utilities. HRI has occasionally experienced delays and other problems in obtaining high-value CCPs from its suppliers and may in the future be unable to obtain high-value CCPs on the scale and within the time frames required by HRI to meet customers’ needs.

Utilities are governed by the federal Clean Air Act of 1970 and subsequent amendments, particularly the Clean Air Act Amendments of 1990. The Clean Air Act and EPA regulations, as well as corresponding state laws and regulations, limit the emission of air pollutants such as sulfur oxides (“SOx”), nitrogen oxides (“NOx”) and particulate matter. The coal industry is directly affected by Clean Air Act permitting and emissions control requirements. Because coal-burning electric utilities emit NOx (a precursor to ozone) and particulate matter, our utility clients are likely to be affected by the Clean Air Act implementation measures of the states, as well as additional emission control measures required by state law.

Following the judicial invalidation in 2008 of the EPA’s Clean Air Mercury Rule under the 1990 Clean Air Act Amendments, additional technologies at power plants may be required by future regulation or legislation, in order to achieve reductions in mercury emissions that could negatively affect fly ash quality. For example, future regulations could require activated carbon to be injected into power plant exhaust gases to capture mercury. This process may increase the carbon collected with the fly ash and may make the fly ash undesirable for concrete. Carbon removal processes for fly ash are technically challenging and expensive. The EPA has announced that it intends to propose new regulations to control mercury emissions from power plants in 2011.

Increasing concerns about greenhouse gases (“GHG”) or other emissions from burning coal at electricity generation plants could lead to federal or state regulations that encourage or require utilities to burn less or eliminate coal in the production of electricity. In 2010, Congress and the Obama administration attempted to develop federal legislation to reduce GHG emissions which, among other things, could establish a cap and trade system for GHG, including carbon dioxide emitted by coal burning power plants and requirements for electric utilities to increase their use of renewable energy, such as wind and solar power. The federal legislation has not passed in 2010, but could be re-proposed in the future. In addition, states could put in place their own cap and trade or other systems to limit GHG emissions from power plans. Also, the EPA has taken several actions toward regulatory efforts to reduce GHG emissions, including its 2009 finding of “endangerment” to public health and welfare from GHG , its issuance in 2009 of the Final Mandatory Reporting of Greenhouse Gases Rule which requires large sources, including coal burning power plants, to report GHG emissions to the EPA annually starting in 2011, and publication in the Federal Register in 2009 of its proposed Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, which would require large industrial facilities, including coal burning power plants, to obtain permits to emit, and to use best available control technology to control GHG. Some states have also adopted or are developing climate change legislation and regulations as well. Such legislation and regulations could reduce the supply of fly ash and other CCPs.

HRI manages a number of landfill and pond operations that may be affected by new Clean Water Act requirements. In October 2009, the EPA released a report concluding that fly ash storage ponds and wastewater discharges from coal-fired power plants have adversely affected aquatic life. The EPA is currently revising its Clean Water Act effluent limitation guidelines to address such discharges and is required by consent decree to publish a proposed rule in 2012 and a final rule in 2014. If EPA adopts new Clean Water Act requirements, compliance obligations would increase. However, in light of the early stage of EPA’s consideration of Clean Water Act regulations, their effect on HRI cannot be ascertained at this time.

In addition, the EPA is addressing water quality impacts from coal mining operations. In April 2010, the EPA issued new guidance on Clean Water Act permits for mountaintop removal and surface mining. This guidance is being challenged in court. In October 2010, the EPA’s independent Science Advisory Board published a report concluding that mountaintop removal damages Appalachian streams.

If HRI is unable to obtain CCPs or if it experiences a delay in the delivery of high-value or quality CCPs, HRI will have a reduced supply of CCPs to sell or may be forced to incur significant unanticipated expenses to secure alternative sources or to otherwise maintain supply to customers. More stringent regulation of coal combustion emissions, water discharges, and mining operations could increase the cost of coal and coal combustion for utilities and thus reduce coal use, adversely impacting the availability and cost of fly ash for HRI’s CCP activities. Revenues could be adversely affected if CCP sales volumes or pricing cannot be maintained.

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

Further, utilities are switching fuel sources, changing boiler operations and introducing activated carbon and ammonia into the exhaust gas stream in an effort to decrease costs and/or to meet increasingly stringent emissions control regulations. All of these factors can have a negative effect on fly ash quantity and quality, including an increase in the amount of unburned carbon in fly ash and the presence of ammonia slip. We are attempting to address these challenges with the development and/or commercialization of two technologies: carbon fixation, which pre-treats unburned carbon particles in fly ash in order to minimize the particles’ adverse effects, and ammonia slip mitigation, which counteracts the impact of ammonia contaminants in fly ash. Decreased quantity and quality of fly ash may impede the use of fly ash in the production of concrete, which would adversely affect HRI’s revenue.

If the EPA decides to regulate CCPs as hazardous waste, there would likely be an adverse effect on beneficial use and sales of CCPs and HRI’s relationship with utilities. Even though the EPA proposes to continue to exempt beneficial uses of CCPs from hazardous waste rules, users of fly ash and other CCPs are likely to attach a stigma to material that is identified as “hazardous waste” and may seek alternative products. Moreover, some environmental groups are urging the EPA to restrict some beneficial uses of CCPs, such as in cement, concrete and road base, alleging contaminants may leach into the environment. This could reduce the demand for fly ash and other CCPs which would have an adverse affect on Headwaters’ CCP revenues.

If portland cement or competing replacement products are available at lower prices than fly ash, our sales of fly ash as a replacement for portland cement in concrete products could suffer, causing a decline in HRI’s revenues and net income.

Approximately 70% of HRI’s revenues for the fiscal year ended September 30, 2010 were derived from the sale of fly ash as a replacement for portland cement in concrete products. At times, there may be an overcapacity of cement in regional markets, causing potential price decreases. The markets for HRI’s products are regional, in part because of the costs of transporting CCPs, and HRI’s business is affected by the availability and cost of competing products in the specific regions where it conducts business. If competing products become available at prices equal to or less than fly ash, HRI’s revenues and net income could decrease.

Because demand for CCPs sold by HRI is affected by fluctuations in weather and construction cycles, HRI’s revenues and net income could decrease significantly as a result of unexpected or severe weather.

HRI manages and markets CCPs and uses CCPs to produce building products. Utilities produce CCPs year-round. In comparison, sales of CCPs are generally keyed to construction market demands that tend to follow national trends in construction with predictable increases during temperate seasons and decreases during periods of severe weather. HRI’s CCP sales have historically reflected these seasonal trends, with the largest percentage of total annual revenues being realized in the quarters ended June 30 and September 30. Low seasonal demand normally results in reduced shipments and revenues in the quarters ended December 31 and March 31. The seasonal impact on HRI’s revenue, together with the seasonal impact on HBP revenues may result in negative cash flows for the winter months of 2010 and 2011.

The profitability of HES depends upon the operational success of our coal cleaning business.

By December 2008, HES had acquired or completed construction on 11 coal cleaning facilities. To be successful, HES must overcome operational issues. This is a relatively new business, and in some cases, HES has experienced difficulty in securing and maintaining strategic relationships with coal companies, landowners, and others that host our coal cleaning facilities. These relationships provide HES with access to the coal cleaning facilities, truck and rail loadouts, and other material handling and transportation facilities, as well as on-site coal piles, impoundments, and surface mines, and existing mine site permits. For some facilities, unfavorable contracts, strained relationships, and reduced access has had a detrimental impact on the availability of adequate coal feedstock at a reasonable price, efficient material handling and transportation, operating permits, and product marketing services. In the future, HES will likely need to undertake the significant disruption and expense of relocating facilities and entering into new strategic relationships where feedstock is exhausted, contracts are unfavorable, or other critical arrangements come to an end. In addition, HES continues to address the operability of its coal cleaning equipment to achieve efficient separation of minerals including ash, sulfur, and mercury, as well as product moisture and Btu content in order to achieve customer product specifications. At some facilities HES has experienced difficulty in extracting its full requirements of feedstock in part because of dredging and slurry piping that is more difficult to operate than we expected, increasing the overall costs of operations. We have not achieved our planned economies of scale based upon budgeted full production. To date, our coal cleaning facilities have not consistently operated at a cost that is less than the revenues generated. In 2010 we recorded a non-cash impairment charge relating to the value of certain coal cleaning assets because of weaker than expected cash flow projections. If operational results do not improve, we may be required to record additional impairment charges relating to our coal cleaning assets. The profitability of HES depends on the ability of HES to increase production and sales of cleaned coal. If these facilities operate at low production levels or cannot produce fuel at a cost and quality satisfactory to customers, these operations may not become profitable.

The revenues of HES have been adversely affected by decreased demand for our coal and may not improve to levels that could make HES profitable.

Coal is a commodity that can be produced and shipped worldwide. The U.S. and worldwide economic slowdown has reduced energy requirements including the demand for steam coal in the markets in which we operate. In addition, the economic slowdown has reduced the demand and production of steel. Some of our clean coal revenues come from the sale of metallurgical grade coal used in steel making. This reduced demand has caused an over-supply of coal, reduced prices for coal, and increased competition among coal producers. Selling our finished product, which is generally of smaller particle size (called fines), is often more difficult than selling run-of-mine coal produced by our competitors. We have experienced softness in demand for our coal and in the prices for which we have been able to sell coal, particularly steam coal, adversely affecting our revenues. As a result, we have curtailed operations at two facilities, leaving nine in operation at this time. While we believe that an economic recovery will increase the demand for energy and steel, including our coal products, there is no assurance that demand will increase to levels that could make HES profitable in the future.

Regulatory changes could reduce the demand for coal which may decrease the price for which HES can sell its clean coal product.

Our clean coal revenues are dependent upon the demand for coal, including use as a fuel for the production of electricity. Increasing concerns about greenhouse gas or other air emissions, toxic materials in wastewater discharges, and the hazardousness of coal combustion waste from burning coal at power generation plants could lead to federal or state regulations that encourage or require utilities to burn less or eliminate coal in the production of electricity. Such regulations could reduce the demand for coal, which would adversely affect the prices at which HES could sell its clean coal product and decrease our revenues.

HES may not qualify for tax credits under Section 45, which will adversely affect our profitability.

Section 45 provides a tax credit for the production and sale of refined coal. Based on the language of Section 45 and available public guidance, HES believes that the coal cleaning facilities are eligible for Section 45 refined coal tax credits. However, the ability to claim tax credits is dependent upon a number of conditions, including, but not limited to:

•	Placing facilities in service on or before December 31, 2008;

•	Producing a fuel from coal that is lower in NOx and either SOx or mercury emissions by the specified amount as compared to the emissions of the feedstock;

•	Producing a fuel at least 50% more valuable than the feedstock; and

•	Sale of the fuel to a third-party for the purpose of producing steam.

In September 2010, the Internal Revenue Service (“IRS”) issued Notice 2010-54 (“Notice”) giving some public guidance about how this tax credit program will be administered and some of the restrictions on the availability of such credits. Among other things, the Notice requires that for coal cleaning operations to qualify for Section 45 credits, the facilities must have been put into service for the purpose of producing refined coal and must produce refined coal from waste coal. In addition, the Notice gives guidance about the testing that must be conducted to certify the emissions reduction required by Section 45.

We have recognized Section 45 tax credit benefits totaling approximately $15.9 million through September 30, 2010. Headwaters is being audited by the IRS concerning its Section 45 tax credits. There are multiple bases upon which the IRS may challenge our tax credits, including whether our facilities were placed in service for the purpose of producing refined coal, whether our facilities use waste coal as a feedstock, and whether our testing methods and certifications adequately demonstrate the required emissions reductions. In addition, Congress may modify or repeal Section 45 so that these tax credits may not be available in the future. If HES is not successful in claiming and defending Section 45 credits from our coal cleaning facilities, our profitability will be materially adversely affected.

If the IRS is successful in its challenges of Section 45K tax credits claimed by us, we may be subject to increased tax liabilities which will materially adversely affect our income and accounting reserves.

Section 45K (formerly Section 29) of the Internal Revenue Code (“Section 45K”) provides a tax credit for the production and sale of alternative fuels from coal. The IRS is challenging by audit whether HES satisfied the requirements of Section 45K, including placed-in-service requirements, and is seeking to disallow Section 45K tax credits claimed by us. The outcome of such audits, appeals, and any tax litigation is uncertain. In the event that the IRS is ultimately successful in sustaining its challenge to tax credits claimed by us, we will have an increased tax liability which will materially adversely affect our income and accounting reserves. The IRS has audited our 2005-2006 tax years and issued a report disallowing tax credits relating to synthetic coal facilities owned by us, which, if sustained in full, could result in payment of up to $15.1 million of additional taxes, plus any penalties and interest. We have filed a protest challenging the proposed adjustments. However, we may not be successful in our challenge, which, as noted above, could result in a material tax liability and could adversely affect our results of operation and financial condition. In addition, should the IRS prevail with respect to its assertions relating to the 2005-2006 tax years, it is also possible that Section 45K tax credits that we have claimed for our 2007-2008 tax years will also be disallowed. The amount of Section 45K tax credits claimed for these years is $6.3 million.

The availability and price of corn purchased by Blue Flint Ethanol, LLC (“BFE”) can be affected by weather, disease, demand from other users of corn, government programs and other factors beyond BFE’s control. In addition, fluctuations in ethanol prices could adversely affect BFE’s ethanol revenues.

The availability and price of corn, the primary feedstock for BFE’s ethanol production, is subject to wide fluctuations due to unpredictable factors such as weather, plantings, crop disease, demand for corn from other users, government farm programs and policies, changes in demand resulting from population growth, and production of similar and competitive crops. From time to time there are wide fluctuations in the pricing of ethanol and corn. Ethanol pricing tends to track corn pricing which may limit the upside price potential of ethanol. Increased demand or reduced supply of corn adversely affects our profitability by increasing the cost of raw materials used in BFE’s operations.

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

Although we have developed or acquired new businesses, processes and technologies (e.g., ethanol, heavy oil upgrading and coal cleaning), commercialization of these businesses and technologies is in early stages. Commercial success of these new businesses and technologies will depend on our ability to enter into agreements with customers, licensees and/or joint ventures to further develop and provide adequate funding to commercialize the new businesses and technologies, as well as to develop markets for the products and technologies. We may not be able to enter into these agreements and adequate funding may not be available to fully develop and successfully commercialize our new businesses and technologies. Further, we may not be able to profitably operate our new businesses or market our technologies or products produced from them. These processes and technologies also may become less competitive and more costly as a result of increasing efforts to reduce use of fossil fuels and more stringent environmental regulation, including efforts to control greenhouse gas emissions.

Our growth requires continued investment of capital. If we cannot invest additional capital into new and existing businesses, we may not be able to sustain or increase our growth.

Our operations require both maintenance and growth capital. A key part of our business strategy has been to expand through complementary acquisitions, which has required significant capital. In addition, commercialization of our energy technologies, such as coal cleaning and heavy oil upgrading, has required and will require significant debt and equity commitments. In 2008 through 2010, we made significant investments in coal cleaning facilities and to secure coal feedstocks, financed with equity, debt, and other arrangements. Our building products and CCP businesses also require significant capital expenditures. We estimate that our capital expenditure needs for fiscal 2010 will be $25 million to $30 million. If we do not have sufficient capital to make equity investments in new projects and/or are limited by financial covenants from doing so, our growth may suffer.

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

There is a risk that foreign intellectual property laws will not protect our intellectual property to the same extent as under United States laws, leaving us vulnerable to competitors who may attempt to copy our products, processes or technologies. Further, the legal system of China is based on statutory law. Under this system, prior court decisions may be cited as persuasive authority but do not have binding precedential effect. Since 1979, the Chinese government has been developing a comprehensive system of commercial laws and considerable progress has been made in the promulgation of laws and regulations dealing with economic matters, such as corporate organization and governance, foreign investment, commerce, taxation and trade. As these laws, regulations and legal requirements are relatively new and because of the limited volume of published case law and judicial interpretations and the non- binding nature of prior court decisions, the interpretation and enforcement of these laws, regulations and legal requirements involve some uncertainty. These uncertainties could limit the legal protection or recourse available to us. In addition, dependence on foreign licenses and conducting foreign operations may subject us to increased risk from political change, ownership issues or repatriation or currency exchange concerns.

We could face potential product liability claims relating to products we manufacture.

We face an inherent business risk of exposure to product liability claims in the event that the use of any of our products results in personal injury or property damage. For example, if the EPA decides to designate fly ash as a special hazardous waste, we may face an increase in claims related to products which incorporate this material. In the event that any of our products proves to be defective, among other things, we may be responsible for damages related to any defective products and we may be required to recall or redesign such products. Because of the long useful life of our products, it is possible that latent defects might not appear for years. HBP does not control the use or installation of its light building products. Improper use or installation can result in claims of defective products against HBP. These claims can be difficult and expensive to defend. Any insurance we maintain may not continue to be available on terms acceptable to us or such coverage may not be adequate for liabilities actually incurred. Further, any claim or product recall could result in adverse publicity against us, which could cause our sales to decline or increase our costs. Insurance for such product liability claims could become much more expensive or more difficult to obtain.

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

We purchase a significant amount of energy from various sources to conduct our operations, including fossil fuels and electricity for production of building products and diesel fuel for distribution of our products and for production-related vehicles. In recent years, fuel cost increases have increased truck and rail carrier transportation costs for our products. Fuel cost increases have in the past and may in the future adversely affect the results of our operations and our financial condition. Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control.

We may not realize the anticipated cost savings related to the cost reduction initiatives we have implemented.

We have specific initiatives under way to reduce our cost structure across all of our business segments. Our ability to successfully realize cost savings and the timing of any realization may be affected by a variety of factors including, without limitation, our ability to reduce expenditures, improve our manufacturing capacity and processes, and otherwise execute our plan and retain personnel necessary to execute our plan. We may not achieve all anticipated cost savings, and we may not achieve the cost savings within the timeframe we currently expect.

We operate in industries subject to significant environmental regulation, and compliance with and changes in regulation could add significantly to the costs of conducting business.

The coal-based operations of HES and the CCP operations of HRI and their respective customers and licensees, together with projects such as the ethanol plant, are subject to federal, state, local and international environmental regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of waste products, and impose liability for the costs of remediating contaminated sites, which add to the costs of doing business and expose us to potential damage claims and fines for non-compliance. If the costs of environmental compliance increase for any reason, we may not be able to pass on these costs to customers. In order to establish and operate alternative fuel plants, coal cleaning plants, power plants and operations to collect and transport CCPs, we and our customers have obtained various state and local permits and must comply with processes and procedures that have been approved by regulatory authorities. These environmental requirements and any failure to comply could give rise to substantial environmental liabilities and damage claims and to substantial fines and penalties.

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

Boynton. In 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. In 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee filed by former stockholders of Adtech alleging, among other things, fraud, conspiracy, constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. All claims against Headwaters were dismissed in pretrial proceedings except claims of conspiracy and constructive trust. The District Court certified a class comprised of substantially all purported stockholders of Adtech, Inc. The plaintiffs sought compensatory damages from Headwaters in the approximate amount of $43.0 million plus prejudgment interest and punitive damages. In June 2009, a jury reached a verdict in a trial in the amount of $8.7 million for the eight named plaintiffs representing a portion of the class members. In September 2010, a jury reached a verdict after a trial for the remaining 46 members of the class in the amount of $7.3 million. The parties have filed motions requesting that the trial court modify the damages as a matter of law. It is expected that there will be further trial court rulings to resolve an equitable claim and equitable defenses as to all members of the class. It is not expected that a final judgment will be entered by the trial court until all issues are concluded following such further trial court proceedings. Once final judgment is entered, the parties may seek relief from judgment by motion to the trial court and by appeal from the final judgment. Because the resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability.

Mainland Laboratory. HRI entered into a license agreement for the use of a fly ash carbon treatment technology with Mainland Laboratory, LTD (Mainland) in 2000. The agreement grants exclusive rights to the patented carbon treatment technology owned by Mainland. In 2006, HRI became aware of prior art relating to the Mainland patented technology which Headwaters believed invalidated the Mainland patent and HRI stopped paying royalties under the agreement. In 2007, Mainland filed suit against HRI in the United States District Court for the Southern District of Texas with a demand for arbitration under the terms of the license agreement, for breach of contract and patent infringement. Mainland is seeking approximately $23.0 million in damages, enhancement of any damages award based on alleged willful infringement of its patent, and recovery of its costs associated with the litigation, including its attorneys’ fees. Additionally, Mainland is seeking an injunction to stop HRI from practicing the technology covered by the patent. The District Court has ruled that Mainland’s patent is invalid and remanded the case to arbitration for further proceedings. Because the resolution of remaining claims in arbitration is uncertain, legal counsel and management cannot express an opinion concerning the likely outcome of this matter or the liability of HRI, if any.

Fentress Families Trust. VFL Technology Corporation (VFL), acquired by HRI in 2004, provides services related to fly ash disposal to Virginia Electric and Power Company. Approximately 395 plaintiffs, most of whom are homeowners living in the City of Chesapeake, Virginia, filed a complaint in March 2009 in the State of Virginia Chesapeake Circuit Court against 16 named defendants, including Virginia Electric and Power Company, certain persons associated with the Battlefield Golf Course, including the owner, developer, and contractors, and others, including VFL and HRI. The complaint alleges that fly ash used to construct the golf course has contaminated area ground water exposing plaintiffs to toxic chemicals and causing property damage. The amended complaint alleges negligence and nuisance and seeks a new water system, monitoring costs, site clean-up, and other damages totaling approximately $1.8 billion, including certain injunctive relief. A second lawsuit was filed in August 2009 and has been consolidated with the first action where approximately 62 plaintiffs have sued essentially the same defendants, alleging similar claims and requests for damages, in excess of $1.5 billion. A defendant cross-claimed for indemnity, breach of contract, negligent and intentional misrepresentation, and tortious interference against other defendants, including HRI, claiming compensatory damages of approximately $15.0 million, punitive damages, as well as remediation of the golf course site. HRI has filed insurance claims, which are the subject of dispute, although insurance is paying for the defense of the case. The amount of the claims against HRI exceeds the amount of insurance. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability, or the insurers’ obligation to indemnify HRI against loss, if any.

Archstone. Archstone owns an apartment complex in Westbury, New York. Archstone alleges that moisture penetrated the building envelope and damaged moisture sensitive parts of the buildings which began to rot and grow mold. In 2008, Archstone evicted its tenants and began repairing the twenty-one apartment buildings. Also in 2008, Archstone filed a complaint in the Nassau County Supreme Court of the

State of New York against the prime contractor and its performance bond surety, the designer, and Eldorado Stone, LLC which supplied architectural stone that was installed by others during construction. The prime contractor then sued over a dozen subcontractors who in turn sued others. Archstone claims as damages approximately $36.0 million in repair costs, $15.0 million in lost lease payments, $7.0 million to tenants who have sued Archstone, and $7.0 million for class action defense fees, plus prejudgment interest and attorney’s fees. Eldorado Stone answered denying liability and tendered the matter to its insurers who are paying for the defense of the case. Eldorado has moved for partial summary judgment on Archstone’s claims. A decision is expected in early 2011. Because the resolution of the action is uncertain, legal counsel and management cannot express an opinion concerning the likely outcome of this matter, the liability of Eldorado Stone, if any, or the insurers’ obligation to indemnify Eldorado Stone against loss, if any.

Headwaters Building Products Matters. There are litigation and pending and threatened claims made against certain subsidiaries of Headwaters Building Products (HBP), a division within Headwaters’ light building products segment, with respect to several types of exterior finish systems manufactured and sold by its subsidiaries for application by contractors on residential and commercial buildings. Typically, litigation and these claims are defended by such subsidiaries’ insurance carriers. The plaintiffs or claimants in these matters have alleged that the structures have suffered damage from latent or progressive water penetration due to some alleged failure of the building product or wall system. One claim involves alleged defects associated with components of an Exterior Insulating and Finish System (EIFS) which was produced for a limited time (through 1997) by the HBP subsidiaries. Other claims involve alleged liabilities associated with certain stucco, mortar, aerated concrete block and architectural stone products which are produced and sold by certain subsidiaries of HBP.

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

An important aspect of our business strategy in the past has been diversification and growth through acquisitions of products or complementary businesses. While our October 2009 asset based revolving loan agreement (“ABL Revolver”) and our October 2009 11-3/8% senior secured notes (“Senior Notes”) , limit our ability to engage in acquisitions, to the extent we engage in acquisitions, our ability to successfully implement the transactions is subject to a number of risks, including difficulties in identifying acceptable acquisition candidates, consummating acquisitions on favorable terms and obtaining adequate financing, which may adversely affect our ability to develop new products and services and to compete in our markets.

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

We rely primarily on a combination of trade secrets, patents, copyright and trademark laws and confidentiality procedures to protect our intellectual property. Despite these precautions, unauthorized third parties may misappropriate, infringe upon, copy or reverse engineer portions of our technology or products. We do not know if current or future patent applications will be issued with the scope of the claims sought, if at all, or whether any patents issued will be challenged or invalidated. Our business could be harmed if we infringe upon the intellectual property rights of others. We have been, and may be in the future, notified that we may be infringing intellectual property rights possessed by third parties. If any such claims are asserted against us, we may seek to enter into royalty or licensing arrangements. There is a risk in these situations that no license will be available or that a license will not be available on reasonable terms, precluding our use of the applicable technology. Alternatively, we may decide to litigate such claims or attempt to design around the patented technology. In addition, patents may expire before they are a commercial success. To date, while no single patent or trademark is material to our business and the issues described in this paragraph have not resulted in significant cost or had an adverse impact on our business, future actions could be costly and would divert the efforts and attention of our management and technical personnel.

We are dependent on certain key personnel, the loss of whom could materially affect our financial performance and prospects.

Our continued success depends to a large extent upon the continued services of our senior management and certain key employees. Each member of our senior management team has substantial experience and expertise in our industry and has made significant contributions to our growth and success. We do face the risk, however, that members of our senior management may not continue in their current positions and the loss of the services of any of these individuals could cause us to lose customers and reduce our net sales, lead to employee morale problems and the loss of key employees, or cause disruptions to our production. Also, we may be unable to find qualified individuals to replace any of the senior executive officers who leave our company.

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

The market price for our common stock has varied between a high of $6.84 in December 2010 and a low of $2.63 in July 2010 in the twelve month period ended October 31, 2010. This volatility may affect the price at which you could sell your common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in “Risks Relating to Our Business;” variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

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

In addition, the sale of substantial amounts of our common stock could adversely impact our stock price. As of September 30, 2010, we had outstanding approximately 60.5 million shares of our common stock and options to purchase approximately 1.8 million shares of our common stock (of which approximately 1.8 million were exercisable as of that date). We also had outstanding approximately 2.6 million stock appreciation rights as of September 30, 2010, of which approximately 1.7 million were exercisable. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

We have never paid dividends and do not anticipate paying any dividends on our common stock in the future, so any short-term return on your investment will depend on the market price of our common stock.

We currently intend to retain any earnings to finance our operations and growth. The terms and conditions of our senior secured credit facility restrict and limit payments or distributions in respect of our common stock.

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

We have a substantial amount of debt, which requires significant principal and interest payments. As of October 31, 2010, we have approximately $495.8 million face value of debt outstanding, including $328.3 million outstanding principal amount under the Senior Notes issued by us in October 2009 and $167.5 million outstanding principal amount of our convertible subordinated notes. We have $70 million of undrawn availability, subject to a borrowing base limitation, under the ABL Revolver entered into in October 2009.

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

We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the Senior Notes indenture and our ABL Revolver will restrict, but will not completely prohibit, us from doing so. We have $70 million of undrawn availability under the ABL Revolver, subject to borrowing base limitations. In addition, the indenture will allow us to issue additional senior secured notes under certain circumstances which will also be guaranteed by our subsidiary guarantors. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

If we default under the ABL Revolver, Senior Notes or other indebtedness, we may not be able to service our debt obligations.

In the event of a default under the ABL Revolver, Senior Notes or other indebtedness, lenders could elect to declare amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. If such acceleration occurs, thereby permitting an acceleration of amounts outstanding under other debt obligations, we may not be able to repay the amounts due. Events of default are separately defined in each loan agreement or indenture, but include events such as failure to make payments when due, breach of covenants, default under certain other indebtedness, failure to satisfy judgments, certain insolvency events and, in the case of the ABL Revolver, the occurrence of a material adverse effect. An event of default under one of our debt obligations could cause an event of default under our other debt obligations. The occurrence of an event of default could have serious consequences to our financial condition and results of operations, and could cause us to become bankrupt or insolvent.

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

Moreover, the ABL Revolver provides the lenders considerable discretion to impose reserves, such as for litigation contingencies, which could materially impair the amount of borrowings that would otherwise be available to us. There can be no assurance that the lenders under the ABL Revolver will not impose such actions during the term of the ABL Revolver and further, were they to do so, the resulting impact of this action could materially and adversely impair our ability to make interest payments on our notes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located at 10653 South River Front Parkway, Suite 300, South Jordan, Utah 84095. The lease for this office space of approximately 39,000 square feet has a term expiring December 2013. The monthly rent is approximately $73,000, with certain adjustments for inflation plus expenses.

As of September 30, 2010, HBP owns or leases 30 properties nationwide for its building products manufacturing, distribution, and sales operations. HBP is headquartered in Wixom, Michigan and has major manufacturing facilities in Metamora, Michigan, Elkland, Pennsylvania, and Greencastle, Pennsylvania.

As of September 30, 2010, HRI owns or leases 13 properties nationwide for its fly ash storage and distribution operations with East, Central, and West regional divisions. HRI also conducts operations at approximately 90 other sites via rights granted in various CCP through-put, handling and marketing contracts (for example, operating a storage or load-out facility located on utility-owned properties).

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of our common stock trade on the New York Stock Exchange under the symbol HW. Options on our common stock are traded on the Chicago Board Options Exchange under the symbol HQK. The following table sets forth the low and high trading prices of our common stock as reported by the New York Stock Exchange for 2009 and 2010.

Fiscal 2009	Low	High
Quarter ended December 31, 2008	$3.92	$13.48
Quarter ended March 31, 2009	1.22	7.93
Quarter ended June 30, 2009	2.22	5.08
Quarter ended September 30, 2009	2.66	4.72

Fiscal 2010
Quarter ended December 31, 2009	$3.26	$6.84
Quarter ended March 31, 2010	4.52	6.77
Quarter ended June 30, 2010	2.83	6.31
Quarter ended September 30, 2010	2.63	3.89

The following graph shows a comparison of the cumulative total stockholder return, calculated on a dividend reinvestment basis, for September 30, 2005 through September 30, 2010, on our Common Stock with the New York Stock Exchange Composite Index and the Dow Jones US Building Materials & Fixtures TSM Index. The comparison assumes $100 was invested on September 30, 2005. Historic stock price performance shown on the graph is not indicative of future price performance.

As of October 31, 2010 there were 453 stockholders of record of our common stock. We have not paid dividends on our common stock to date and do not intend to pay dividends in the foreseeable future. Pursuant to the terms of our debt agreements (see Note 6 to the consolidated financial statements), we are prohibited from paying cash dividends. We intend to retain earnings to finance the development and expansion of our business. Payment of common stock dividends in the future will depend upon our debt covenants, our ability to generate earnings, our need for capital, our investment opportunities and our overall financial condition, among other things.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K. See Note 9 to the consolidated financial statements for a description of securities authorized for issuance under equity compensation plans.

We did not make any unregistered sales of our equity securities during the year ended September 30, 2010. We did not repurchase any shares of our equity securities during the fourth quarter of the year ended September 30, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data are derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements, related notes and other financial information included in this Form 10-K. The selected financial data as of and for the years ended September 30, 2006 and 2007 and as of September 30, 2008 are derived from audited financial statements not included in this Form 10-K. The selected financial data as of September 30, 2009 and 2010 and for the years ended September 30, 2008, 2009, and 2010 were derived from our audited financial statements included in this Form 10-K.

As described in Note 11 to the consolidated financial statements, we acquired privately-held companies in both 2008 and 2010. We also acquired a company in 2007. The results of operations for these companies for the periods from the acquisition dates through September 30, 2010 have been consolidated with our results. None of their results of operations up to the dates of acquisition have been included in our consolidated results.

In 2007, we recognized tax credit-based license fee revenue totaling approximately $31.5 million, most of which related to prior periods. In 2007, 2008 and 2009, we recorded impairments of goodwill of $98.0 million, $205.0 million and $465.7 million, respectively (see Note 5 to the consolidated financial statements). In 2010, we recorded asset impairments totaling approximately $38.0 million (see Note 5 to the consolidated financial statements).

As described in Note 6 to the consolidated financial statements, in 2010 we adopted new accounting rules related to accounting for certain convertible debt. The new rules required retrospective application to prior periods, including 2007, 2008 and 2009.

	Year ended September 30,
(in thousands, except per share data)	2006	2007	2008	2009	2010
OPERATING DATA:
Total revenue	$1,121,387	$1,207,844	$886,404	$666,676	$654,699
Net income (loss)	102,058	17,673	(173,466)	(425,685)	(49,482)
Diluted earnings (loss) per share	2.19	0.42	(4.19)	(9.82)	(0.83)

	As of September 30,
(in thousands)	2006	2007	2008	2009	2010
BALANCE SHEET DATA:
Working capital	$145,296	$163,394	$124,657	$98,441	$146,963
Net property, plant and equipment	213,406	225,700	304,835	321,316	268,650
Total assets	1,661,729	1,654,456	1,400,853	891,182	888,974
Long-term liabilities:
Long-term debt	587,820	496,447	492,721	423,566	469,875
Deferred income taxes	96,972	108,063	101,180	26,935	9,739
Other	11,238	6,416	35,179	27,706	29,115

Total long-term liabilities	696,030	610,926	629,080	478,207	508,729
Total stockholders’ equity	800,958	858,528	656,044	324,720	281,941

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We currently operate in three industries: light building products, heavy construction materials and energy technology. In the light building products segment, we design, manufacture, and sell manufactured architectural stone, exterior siding accessories (such as shutters, mounting blocks, and vents), concrete block and other building products. Revenues consist of product sales to wholesale and retail distributors, contractors and other users of building products. Revenues in the heavy construction materials segment consist primarily of CCP product sales along with a smaller amount from services. We are the nationwide leader in the management and marketing of CCPs, including fly ash used as a replacement for portland cement. In the energy technology segment, we are focused on reducing waste and increasing the value of energy-related feedstocks, primarily in the areas of low-value coal and oil. Revenues for the energy technology segment consist primarily of coal sales, equity earnings in joint ventures and catalyst sales.

Operations and Strategy. During the past several years, we have executed our two-fold plan of maximizing cash flow from our existing operating business units and diversifying away from our historical reliance on the legacy energy technology Section 45K business. Our past acquisition strategy targeted businesses that were leading companies in their respective industries and that had strong operating margins, thus providing additional cash flow that complements the financial performance of our existing businesses. With the addition and expansion of our CCP management and marketing business through acquisitions beginning in 2002, and the growth of our light building products business through several acquisitions beginning in 2004, we have achieved revenue growth and diversification in three business segments. In 2005 and subsequent years, we focused on the integration of our large 2004 acquisitions, including the marketing of diverse kinds of building products through our national distribution network. In 2006, we began to acquire small companies in the light building products industry with innovative products that could be marketed using the extensive distribution channels we have developed over many years.

During 2008 and 2009, our primary focus was on the development of our coal cleaning business in the energy technology segment and our use of cash consisted primarily of growth capital expenditures, a major portion of which related to coal cleaning facilities. In late 2008 and in 2009 and 2010, as the economy deteriorated, we focused on operational efficiency improvements and cost reductions in order to strengthen our balance sheet. We engaged in significant cost savings efforts in our light building products segment by reducing advertising, employee, transportation and other expenses. Our continuous improvement initiatives within our heavy construction materials segment focused on reducing our cost structure through process improvements, headcount reductions, lower maintenance spending and improved terms on operating leases. We consolidated our coal cleaning business under our heavy construction materials management to reduce overhead. We also significantly reduced corporate and research and development spending.

In 2010, we issued new senior secured notes aggregating approximately $328.3 million, for net proceeds of approximately $316.2 million. We used approximately $260.0 million of the proceeds to repay all of our obligations under the former senior secured credit facility and virtually all of our outstanding 2.875% convertible senior subordinated notes. We also entered into a $70.0 million asset based revolving loan facility (ABL Revolver), which is currently undrawn, and retired high-interest convertible debt and increased our cash balance with proceeds from the sale of our interest in the South Korean hydrogen peroxide joint venture and a federal income tax refund.

Light Building Products Segment. The key strategic element of our building products strategy is to introduce new products into our extensive distribution system, providing us a means to rapidly increase geographic coverage for new products. Our light building products segment has been significantly affected by the depressed new housing and residential remodeling markets. Accordingly, we have significantly reduced operating costs to be positively positioned to take advantage of a sustained industry turnaround when it occurs. We continue to develop new building products and to leverage our robust distribution system which we believe is a competitive advantage for us.

There has been a severe slowing in the years 2007 through 2010 of new housing starts and in home sales generally. Bank foreclosures have put a large number of homes into the market for sale, effectively limiting some of the incentives to build new homes. The homebuilding industry continues to experience a decline in demand for new homes and an oversupply of new and existing homes available for sale. Because our light building products business relies on the home improvement and remodeling markets as well as new construction, we experienced a further slowdown in sales activity but believe some stabilization has occurred during the latter part of 2010 with small increases in our year over year comparables. Limits on credit availability, further home foreclosures, home price depreciation, and an oversupply of homes for sale in the market may adversely affect homeowners’ and/or homebuilders’ ability or desire to engage in construction or remodeling, resulting in an extended period of low new construction starts and slow increases in remodeling and repair activities.

We, like many others in the light building products industry, experienced a large drop in orders and a reduction in our margins in 2008 and 2009 relative to prior years. In 2007, 2008 and 2009, we recorded significant goodwill impairments associated with our light building products business. None of the impairment charges in these years affected our cash position, cash flow from operating activities or debt covenant compliance. Weakness continued into 2010 and it is not possible to know when improved market conditions and a housing recovery will become sustainable. We can provide no assurances that the light building products market will improve in the near future.

The financial crisis affecting the banking system and financial markets and the going concern threats to banks and other financial institutions resulted in a tightening of the credit markets and a low level of liquidity in many financial markets. While mortgage and home equity loan rates have decreased, volatility continues to exist in credit and equity markets, increased borrowing requirements prevent many potential buyers from qualifying for home mortgages and equity loans and there exists a continued lack of consumer confidence. Continued tightness of mortgage lending or mortgage financing requirements could adversely affect the availability of credit for purchasers of our products and thereby reduce our sales. There could be a number of follow-on effects from the credit crisis on our business, including the inability of prospective homebuyers or remodelers to obtain credit for financing the purchase of our building products. These and other similar factors could cause decisions to delay or forego new home construction or improvement projects, cause our customers to delay or decide not to purchase our building products, or lead to a decline in customer transactions and our financial performance.

Heavy Construction Materials Segment. Our business strategy in the heavy construction materials industry is to negotiate long-term contracts with suppliers, supported by investment in transportation and storage infrastructure for the marketing and sale of CCPs. We are also continuing our efforts to expand the use of high-value CCPs, develop more uses for lower-value CCPs, and expand our CCP disposal services. While all of our businesses have been affected by the current recession, the impact on our heavy construction materials segment has been somewhat less severe than on our other segments. We anticipate that if the federal government expands the funding of roads, bridges, and other infrastructure projects as a part of economic stimulus programs, demand for CCPs could improve. Finally, a key element of our strategy is to increase our site service revenue generated from CCP management.

Energy Technology Segment. We own and operate newly-constructed and recently-renovated coal cleaning facilities that remove impurities from waste coal, resulting in higher-value, marketable coal. Construction of these facilities was our largest single investment of cash during 2008 and 2009, but is now complete. Capital expenditures in 2008 and 2009 were financed primarily with available cash from operations and lease financing. Capital expenditures in 2010 were significantly lower than prior years and this trend will continue into the future.

For 2010, coal sales were $56.4 million, compared to $58.1 million for 2009. The decrease in 2010 is partially due to the decline in demand and pricing for coal. As of September 30, 2010, we have temporarily curtailed operations at two of our coal cleaning facilities and reduced staffing at other facilities to better match coal production with current demand. As of September 30, 2010, the coal cleaning facilities were operating at less than 40% of projected capacity.

We continue to invest in research and development activities focused on energy-related technologies and nanotechnology, but at decreased levels compared to earlier years. We participate in a joint venture that operates an ethanol plant located in North Dakota. We also participated in a joint venture that owns a hydrogen peroxide plant in South Korea but we sold our interest in that joint venture during 2010. We are also investing in other energy projects such as the refining of heavy crude oils into lighter transportation fuels, and in October 2010 we announced a successful multi-week plant trial of our HCAT catalyst.

Seasonality and Weather. Both our light building products and our heavy construction materials segments are greatly impacted by seasonality. Revenues, profitability and EBITDA are generally highest in the June and September quarters. Further, both segments are affected by weather to the extent it impacts construction activities.

Debt and Liquidity. We incurred indebtedness in prior years to make strategic acquisitions, but were also able to increase cash flows and utilize that cash to reduce debt levels. We became highly leveraged as a result of acquisitions, but reduced our outstanding debt significantly through 2008 by using cash generated from operations, from underwritten public offerings of common stock and from proceeds from settlement of litigation. During 2005 through 2008, we made several early repayments of our long-term debt. In 2008 and 2009, early repayments of long-term debt decreased as compared to earlier years primarily due to our investments of available cash in the development of our coal cleaning business in the energy technology segment. During 2010, we repaid approximately $29.0 million of our 16% convertible senior subordinated notes leaving a balance of approximately $19.3 million. We now have no debt maturities prior to 2014, unless the holders of the remaining 16% convertible senior subordinated notes exercise their put option in 2012. Cash needs for capital expenditures were significantly lower in 2010 than in 2009 which allowed us to focus on liquidity and enabled us to continue implementing our overall operational strategy and the early repayment of debt. We currently have approximately $91.0 million of cash on hand and additional cash flow is expected to be generated from operations over the next 12 months.

In summary, our strategy for 2011 and subsequent years is to continue capital expenditures at reduced levels, continue activities to improve operations and reduce operating and general overhead costs, and to reduce our outstanding debt levels using cash on hand and cash flow from operations to the extent possible.

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

Valuation of Long-Lived Assets, including Property, Plant and Equipment, Intangible Assets and Goodwill. Long-lived assets consist primarily of property, plant and equipment, intangible assets and goodwill. Intangible assets consist primarily of identifiable intangible assets obtained in connection with acquisitions. Intangible assets are being amortized using the straight-line method, our best estimate of the pattern of economic benefit, over their estimated useful lives. Goodwill consists of the excess of the purchase price for businesses acquired over the acquisition date fair value of identified assets, net of liabilities assumed.

In accordance with the requirements of ASC Topic 350 Intangibles—Goodwill and Other, we do not amortize goodwill. ASC Topic 350 requires us to periodically test for goodwill impairment, at least annually, or sooner if indicators of possible impairment arise. We perform our annual goodwill impairment testing as of June 30, using the two-step process described in Note 5 to the consolidated financial statements. Long-lived assets other than goodwill are evaluated for impairment only when indicators of potential impairment arise.

We evaluate, based on current events and circumstances, the carrying value of all long-lived assets, as well as the related amortization periods, to determine whether adjustments to these amounts or to the estimated useful lives are required. Changes in circumstances such as technological advances, or changes in our business model or capital strategy could result in the actual useful lives differing from our current estimates. In those cases where we determine that the useful lives of property, plant and equipment or intangible assets should be changed, we amortize the net book value in excess of salvage value over the revised remaining useful life, thereby prospectively adjusting depreciation or amortization expense as necessary. No significant changes have been made to estimated useful lives during the periods presented.

As described in Note 5 to the consolidated financial statements, goodwill is tested primarily using discounted expected future cash flows. The carrying value of a long-lived asset other than goodwill is considered impaired when the anticipated cumulative undiscounted cash flow from the use and eventual disposition of that asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Indicators of impairment include such things as a significant adverse change in legal factors or in the general business climate, a history of operating or cash flow losses, a decline in operating performance, a significant change in competition, or an expectation that significant assets will be sold or otherwise disposed of.

Material goodwill impairments were recorded in 2008 and 2009 and a material impairment of property plant and equipment was recorded in 2010. In connection with the goodwill impairment testing for the light building products and energy technology reporting units in 2009, we also performed an analysis for potential impairments of other long-lived assets in those reporting units, including all intangible assets and property, plant and equipment. The results of that analysis did not result in any significant impairment of any other long-lived assets.

It is possible that some of our tangible or intangible long-lived assets or goodwill could be impaired in the future and that any resulting write-downs could be material.

Property, plant and equipment—As disclosed in Note 5, in 2010, we recorded an asset impairment in our energy technology segment. Many of our coal cleaning assets were idled or have produced coal at low levels of capacity over the last two years, primarily because of market conditions, and were cash flow negative for these or other reasons. Using assumptions in a forecast of future cash flows that were based primarily on historical operating conditions, we determined that a coal cleaning asset impairment existed at September 30, 2010 and recorded a non-cash impairment charge of $34.5 million.

There are many estimates and assumptions involved in preparing expected future cash flows from the use and eventual disposition of our coal cleaning assets, including future production levels; future coal prices; whether cleaned coal will be sold in the steam or metallurgical markets; the extent to which Section 45 tax credits will be earned and utilized in future periods; future operating margins; required capital expenditures; the extent, quality and productive lives of feedstock coal refuse reserves; and the potential relocation of facilities to more favorable sites or selling certain facilities, among other considerations. We have 11 coal cleaning facilities, two of which are managed and operated as a single unit. ASC Topic 360-10-35 Property, Plant, and Equipment-Impairment or Disposal of Long-Lived Assets requires that an analysis for potential impairment be performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. For us, this means 10 different asset groups were required to be analyzed, each of which has many unique operating and contractual features associated with it. ASC Topic 360-10-35 also indicates that when alternative courses of action to recover the carrying amount of a long-lived asset group are under consideration or if a range is estimated for the amount of possible future cash flows associated with the likely course of action, the likelihood of those possible outcomes shall be considered. Accordingly, for most operations a probability-weighted approach was used in considering the likelihood of different potential outcomes.

While the coal cleaning business in its entirety has operated at a loss since inception several years ago, in 2010, it was near breakeven from a cash flow perspective, with somewhat better results in the last half of the year than in the first half of the year. However, as noted above, some facilities were idled or have produced coal at low levels and have negative cash flows. We determined that impairments existed in five of the ten coal cleaning operations. Following the impairment, the coal cleaning operations’ carrying value of property, plant and equipment was approximately $80.0 million. For the five operations for which we determined no impairment existed, estimated future cash flows exceeded carrying value by approximately $25.0 million in the aggregate.

For most operations, recent historical experience was the prevalent assumption driving the cash flow models. For some of the operations, an eventual relocation of the facilities was considered a potential outcome, and for one operation, the sale of the facility was considered a potential outcome. Management used its best efforts to reasonably estimate all of the inputs in the cash flow models utilized; however, it is certain that actual results will differ from these estimates and the differences will likely be material. Materially different input estimates and assumptions, including the probabilities of differing potential outcomes, would necessarily result in materially different calculations of expected future cash flows and asset fair values and materially different impairment estimates. We will reassess our cash flow input estimates and assumptions, including probabilities related thereto, if triggering events arise in the future. If assumptions regarding future cash flows related to the coal cleaning assets prove to be incorrect, we may be required to record additional impairment charges in future periods.

Goodwill—As a result of the depressed new housing and residential repair and remodeling markets, we determined that the light building products reporting unit goodwill was impaired as of the June 30 test date in 2008, and a non-cash impairment charge of $205.0 million was recorded in that year. Due to the continuing decline in the new housing and residential repair and remodeling markets, the continued downward revisions by market analysts of near-term projections in these markets, the collapse of the credit markets in 2009 and the significant decline in our stock price during the six months ended March 31, 2009, management determined that indicators of further goodwill impairment in the light building products reporting unit existed. In addition, the significant declines in coal and oil prices and in our stock price indicated potential goodwill impairment in the energy technology reporting unit as well. Accordingly, we performed goodwill impairment tests for both the light building products and energy technology reporting units during the quarter ended March 31, 2009. Upon completion of the impairment tests, we wrote off all remaining goodwill in the light building products and energy technology reporting units, totaling approximately $465.7 million. None of the impairment charges in 2008 or 2009 affected our cash position, cash flow from operating activities or senior debt covenant compliance. Changes in the credit markets in late 2008 and in 2009 increased our borrowing rate, which borrowing rate directly affected the discount rate used in the goodwill impairment calculations. This increase in the discount rate led to the majority of the goodwill impairment in 2009.

The heavy construction materials reporting unit had recorded goodwill of approximately $116.0 million as of September 30, 2009 and 2010. The goodwill impairment test indicated no impairment for the heavy construction materials reporting unit for any test date, and accordingly, no impairment charges have been necessary for any period. The estimated fair value of the heavy construction materials reporting unit exceeded its carrying value as of the June 30, 2010 test date by approximately $190.0 million. The anticipated future cash flows for this reporting unit are not currently expected to change significantly from 2010 levels.

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

Our light building products segment gross margin percentage for the years 2005 through 2008 was 33%, 31%, 30% and 26%, respectively. The year-over-year revenue growth (decrease) was 10%, (5)%, and (16)% over the same period. The results for 2008 reflect the recent dramatic slowing of the light building products industry; however, we did not believe that those conditions were indicative of the long-term future of the housing market. The housing market is extremely cyclical and the cycles can vary materially in length and scope. Average housing starts reported by the U.S. National Association of Home Builders (NAHB) for the previous seventeen years, including calendar 2008, were 1.6 million units per year. While the estimated housing starts for calendar 2009 were 0.6 million, the five-year average that included then-current estimates for calendar 2009 and 2010 indicated estimated average housing starts of more than 1.1 million units, which was nearly 20% higher than the calendar 2008 actual starts. We believe that the gross profit margins used in the cash flow forecast of 28%-34% in 2008 and 27%-32% in 2009, which were consistent with our actual 2005-2007 levels, were reasonable in the long term, especially given productivity improvements being implemented through application of lean manufacturing techniques. We also believe that the long-term revenue growth rate of 3.2% was likely to be achieved when the housing market rebounded.

Income Taxes. Significant estimates and judgments are routinely required in the calculation of our income tax provisions. For example, the IRS is currently auditing Section 45K tax credits claimed for synthetic fuel sold from alternative fuel facilities we owned and operated through December 31, 2007. The tax credits which are under audit that we believe are more likely than not to be sustained, and are therefore not included in unrecognized income tax benefits in the balance sheet, total approximately $19.6 million.

In the years presented, Section 45 refined coal tax credits (which are different from the Section 45K tax credits discussed above and elsewhere) have been generated by coal cleaning facilities that we own and operate. We believe it is more likely than not that a significant portion of the refined coal produced at our coal cleaning facilities qualifies for tax credits pursuant to Section 45 of the Internal Revenue Code, notwithstanding the uncertainties and risks associated with the tax credits, as more fully described in Note 12 to the consolidated financial statements. The IRS will challenge Section 45 tax credits claimed by us. There are multiple bases upon which the IRS may challenge the tax credits, including whether our facilities were placed in service for the purpose of producing refined coal, whether the facilities use waste coal as a feedstock, and whether the testing methods and certifications adequately demonstrate the required emissions reductions. In addition, Congress may modify or repeal Section 45 so that these tax credits may not be available in the future. Through September 30, 2010, we have recognized a total income tax benefit of approximately $15.9 million related to Section 45 tax credits.

As described in more detail in Note 5 to the consolidated financial statements, we recorded goodwill impairment charges of $205.0 million and $465.7 million in 2008 and 2009, respectively. Most of the impairment charges were not tax deductible. Therefore, the goodwill impairment charges had a significant negative effect on our income tax provision for those years.

As described in more detail in Note 8 to the consolidated financial statements, we adopted the new rules for accounting for uncertain tax positions in ASC Topic 740 Income Taxes effective as of October 1, 2007, the beginning of our 2008 fiscal year. We made a cumulative adjustment to decrease retained earnings and increase income tax liabilities for unrecognized income tax benefits by approximately $19.8 million. As of September 30, 2010, we had approximately $15.1 million of gross unrecognized income tax benefits. Approximately $11.6 million of gross unrecognized income tax benefits would affect the 2010 effective tax rate if released into income.

The calculation of tax liabilities involves uncertainties in the application of complex tax regulations in multiple jurisdictions. For example, we are currently under audit by the IRS for the years 2005 through 2008 and have open tax periods subject to examination by both federal and state taxing authorities for the years 2005 through 2010. We recognize potential liabilities for anticipated tax audit issues in the U.S. and state tax jurisdictions based on estimates of whether, and the extent to which, additional taxes and interest will be due. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer required to be recorded in the financial statements. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. It is reasonably possible that the amount of our unrecognized income tax benefits will change significantly within the next 12 months. These changes could be the result of ongoing tax audits or the settlement of outstanding audit issues. However, due to the number of years under audit and the matters being examined, at the current time, an estimate of the range of reasonably possible outcomes cannot be made, beyond amounts currently accrued.

In evaluating our ability to recover our recorded deferred tax assets, in full or in part, all available positive and negative evidence, including our past operating results and our forecast of future taxable income on a jurisdiction by jurisdiction basis, is considered and evaluated. In determining future taxable income, we are responsible for assumptions utilized including the amount of federal, state and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage our underlying businesses. We have utilized our 2009 and prior NOLs by carrying these amounts back to prior years, receiving income tax refunds. The 2010 NOLs and tax credit carryforwards are offset by existing deferred income tax liabilities resulting in a near $0 deferred tax position as of September 30, 2010. Accordingly, in 2011, during which we currently expect to realize a loss before income taxes, there will be a full valuation allowance recorded on the related net deferred tax assets and our effective income tax rate could be near 0% for the year.

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

Historically, costs paid to outside legal counsel for litigation have comprised a majority of our litigation-related costs. We incurred approximately $1.8 million, $4.2 million and $5.3 million of expense for legal matters in 2008, 2009 and 2010, respectively, which consisted primarily of costs for outside legal counsel. We currently believe the range of potential loss for all unresolved matters, excluding costs for outside counsel, is from $1.0 million up to the amounts sought by claimants and have recorded a total liability as of September 30, 2010 of $1.0 million. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Our outside counsel currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability. Accordingly, management cannot express an opinion as to the ultimate amount, if any, of our liability, nor is it possible to estimate what litigation-related costs will be in future periods.

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

Year Ended September 30, 2010 Compared to Year Ended September 30, 2009

Summary. Our total revenue for 2010 was $654.7 million, down 2% from $666.7 million for 2009. Gross profit increased 11%, from $146.5 million in 2009 to $163.3 million in 2010. Our operating loss decreased from $(468.1) million in 2009 to $(18.6) million in 2010, and the net loss decreased from $(425.7) million or a diluted loss per share of $(9.82) in 2009, to a net loss of $(49.5) million, or $(0.83) per diluted share, in 2010. Excluding the goodwill impairment of approximately $465.7 million in 2009 and the asset impairments totaling approximately $38.0 million in 2010, the operating loss changed from $(2.4) million in 2009 to operating income of $19.4 million in 2010, and the net loss decreased from $(27.1) million or a diluted loss per share of $(0.63) in 2009, to a net loss of $(26.4) million, or $(0.44) per diluted share, in 2010.

Revenue and Gross Margins. The major components of revenue, along with gross margins, are discussed in the sections below.

Light Building Products Segment. Sales of light building products in 2010 were $316.9 million with a corresponding gross profit of $89.2 million. Sales of light building products in 2009 were $340.7 million with a corresponding gross profit of $81.9 million. The decrease in our sales of light building products in 2010 was due primarily to lower sales from our regional block category, and to a lesser extent, the continuing effects of the depressed new housing and residential remodeling markets which impacted sales across many of our product lines. Our light building products business appears to have stabilized during the latter part of 2010 and we began to experience growth in several product categories within certain geographic areas. Revenues from our siding accessories and architectural stone product categories increased by 7% in the last half of 2010 as compared to the last half of 2009. Over the last two years we have improved overall manufacturing productivity significantly and the gross margin percentage increased from 2009 to 2010 due primarily to our cost reduction efforts initiated in fiscal 2009. We believe our niche strategy and our focus on productivity improvements and cost reductions have tempered somewhat the impact of the severe slowdown in new residential construction; however, the recession has resulted in high unemployment, adding to the high level of home foreclosures, putting additional homes on the market and further reducing the demand for new construction.

New housing starts according to the National Association of Home Builders were 0.9 million and 0.6 million units in calendar 2008 and 2009, respectively, compared to 10- and 50-year averages of 1.5 million units for both periods. Our light building products business relies on the home improvement and remodeling markets as well as new construction. The U.S. Census Bureau’s Value of Private Residential Construction Spending Put in Place data on homeowner improvement activity shows that the four-quarter moving average peaked at $146.2 billion in the second quarter of calendar 2007, fell to $112.0 million in the fourth quarter of calendar 2009, and then rose to $118.0 billion in the second quarter of calendar 2010. The Leading Indicator of Remodeling Activity estimate issued by the Joint Center for Housing Studies at Harvard University has estimated that the four-quarter moving average will be $133.1 billion in the second quarter of calendar 2011, which would be the highest level since the fourth quarter of calendar 2007.

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

Heavy Construction Materials Segment. Heavy construction materials revenues for 2010 were $258.3 million with a corresponding gross profit of $65.5 million. Heavy construction materials revenues for 2009 were $260.9 million with a corresponding gross profit of $74.9 million. The decrease in heavy construction materials revenues in 2010 compared to 2009 was due primarily to a reduction in concrete consumption in the western U.S., particularly California and Nevada, largely offset by increased revenue from site service contracts in the central and eastern regions of the U.S. The reduction in concrete consumption resulted primarily from declines in commercial construction and state infrastructure spending. The gross margin percentage decreased from 2009 to 2010 primarily because of product mix, a higher percentage of service revenue compared to product sales and fewer fixed costs being absorbed as a result of lower total sales.

In June 2010, the EPA proposed two alternative rules to regulate CCPs generated by electric utilities and independent power producers. One proposed option would classify CCPs disposed of in surface impoundments or landfills as “special wastes” subject to federal hazardous waste regulation under Subtitle C of the Resource Conservation and Recovery Act (RCRA). The second proposed option would instead regulate CCPs as non- hazardous waste under Subtitle D of RCRA, with states retaining the lead authority on regulating their handling, storage and disposal. Under both options, the current exemption from hazardous waste regulation for CCPs that are recycled for beneficial uses would remain in effect. However, the EPA has requested comments on refining the definition of beneficial uses subject to the exemption, which could result in a narrowing of the scope of exempt uses in the final rule. Both rule options are controversial and the EPA has extended the deadline for public comments to November 19, 2010. A final rule may be issued in 2011. At this time, it is not possible to predict what form the final regulations will take. Either option is likely to increase the complexity and cost of managing and disposing of CCPs. If the EPA decides to regulate CCPs as hazardous waste under RCRA Subtitle C, CCPs would become subject to a variety of regulations. Regulation of CCPs as hazardous waste would likely have an adverse effect on beneficial use and sales of CCPs and our relationships with utilities. There can be no guarantee that such regulations would not reduce or eliminate our supply or our ability to market fly ash and other CCPs which would have a material adverse impact on our operations and financial condition.

Energy Technology Segment. Energy technology revenues consisted primarily of coal sales related to our coal cleaning business. Revenues also include equity earnings from our joint venture investments in an ethanol plant located in North Dakota and a hydrogen peroxide plant in South Korea (which was sold in late 2010) and catalyst sales. Segment revenues for 2010 were $79.6 million with a corresponding gross profit of $8.6 million. Segment revenues for 2009 were $65.1 million with a corresponding gross profit (loss) of $(10.2) million. Cost of revenue related to our coal cleaning business significantly exceeded revenue in both years due primarily to low coal prices and ongoing start-up and ramp-up costs for newly-constructed and renovated coal cleaning facilities that were placed in service in late 2008 and in the quarter ended December 31, 2008. Equity earnings in our joint ventures were $13.6 million in 2010 compared to $2.2 million in 2009.

As of September 30, 2010, we have temporarily idled two of our coal cleaning facilities to align production to sales and to concentrate production in fewer facilities. We have also reduced staffing at other facilities and cut costs at all locations to reduce the breakeven point for the coal cleaning business. However, to be successful, we must overcome operational issues, including securing and maintaining strategic relationships with coal companies, landowners, and others that host our coal cleaning facilities; securing adequate coal feedstock at a reasonable price; efficiently handling and transporting materials; and efficiently operating our dredging, slurry piping and coal cleaning equipment.

In the future, we will likely need to undertake the significant disruption and expense of relocating facilities and entering into new strategic relationships where feedstock is exhausted or other critical arrangements come to an end. We have not achieved our planned economies of scale based on budgeted full production, and to date, our coal cleaning facilities have not consistently operated at a cost that is less than the revenues generated. Profitability depends on our ability to increase production and sales of cleaned coal. If these facilities operate at low production levels or cannot produce fuel at a cost and quality satisfactory to customers, these operations may not become profitable and some of the facilities could be further impaired, potentially requiring a charge to earnings in the period of impairment.

Operating Expenses. The decrease in amortization expense of $1.1 million from 2009 to 2010 was due primarily to accelerated amortization of certain intangible assets in 2009 along with intangible assets that became fully amortized in 2010. Research and development expense decreased by $1.6 million from 2009 to 2010, primarily because of lower spending on our coal-to-liquids and hydrogen peroxide technologies beginning in January 2009. Selling, general and administrative expenses decreased $2.4 million, or 2%, to $113.5 million in 2010 from $115.9 million in 2009. The decrease in 2010 was due to reduced spending in most categories of expense, with the exception of incentive pay and marketing expenses for cleaned coal.

With regard to the $465.7 million goodwill impairment in 2009 and the $34.5 million impairment of property, plant and equipment in 2010, reference is made to the discussion in Critical Accounting Policies and Estimates—Valuation of Long-Lived Assets, including Property, Plant and Equipment, Intangible Assets and Goodwill. In addition, in 2010 we also recorded an approximate $3.5 million impairment charge for assets related to a CCP loading facility that will not be utilized for future fly ash shipments.

Other Income and Expense. For 2010, we reported net other expense of $67.1 million, compared to net other expense of $47.9 million for 2009. The increase in net other expense of $19.2 million was comprised of an increase in net interest expense of approximately $25.5 million, partially offset by an increase in net other income of approximately $6.3 million.

Net interest expense increased from $46.1 million in 2009 to $71.6 million in 2010 due primarily to i) significantly higher interest expense related to $328.3 million of new 11.375% senior secured notes issued in early 2010, compared to a lower average balance of former lower interest rate senior secured debt that was outstanding during 2009; and ii) approximately $5.0 million of premium associated with the early repayment of $29.0 million of our 16% convertible debt in 2010.

The increase in net other income of $6.3 million was primarily the result of a $3.9 million gain on the sale of our equity interest in the South Korean hydrogen peroxide joint venture in 2010, a net loss in 2009 of approximately $2.0 million from convertible debt extinguishment and conversion transactions, and approximately $0.3 million more gain on sale of property, plant and equipment in 2010 than in 2009.

Income Tax Provision. The recorded income tax benefit rates for 2009 and 2010 were 18% and 42%, respectively. Exclusive of the goodwill impairment in 2009, most of which was not tax-deductible, the effective rate would have been approximately 50% for that year.

The effective tax benefit rates, disregarding goodwill impairment in 2009, differ from the statutory rate primarily due to Section 45 tax credits. Section 45 refined coal tax credits (which are different from the Section 45K tax credits discussed elsewhere) have been generated by coal cleaning facilities that we own and operate. We believe it is more likely than not that a significant portion of the refined coal produced at our coal cleaning facilities qualifies for tax credits pursuant to Section 45 of the Internal Revenue Code, notwithstanding the uncertainties and risks associated with the tax credits, as more fully described in Note 12 to the consolidated financial statements. Excluding the effect of Section 45 tax credits in 2010, our estimated effective tax benefit rate would be approximately 35%, which is lower than the statutory rate due primarily to the effect of valuation allowances and permanent differences.

We have utilized our 2009 and prior NOLs by carrying these amounts back to prior years, receiving income tax refunds. The 2010 NOLs and tax credit carryforwards are offset by our existing deferred income tax liabilities resulting in a near $0 deferred tax position as of September 30, 2010. Accordingly, in 2011, during which we currently expect to realize a loss before income taxes, there will be a full valuation allowance recorded on net deferred tax assets and our effective income tax rate could be near 0% for the year.

Year Ended September 30, 2009 Compared to Year Ended September 30, 2008

Summary. Our total revenue for 2009 was $666.7 million, down 25% from $886.4 million for 2008. Gross profit decreased 37%, from $232.8 million in 2008 to $146.5 million in 2009. Our operating loss increased from $(152.9) million in 2008 to $(468.1) million in 2009, and the net loss increased from $(173.5) million, or a diluted loss per share of $(4.19), in 2008, to a net loss of $(425.7) million, or $(9.82) per diluted share, in 2009. The most significant reason for the change in results from 2008 to 2009 was an increase in the goodwill impairment charge to $465.7 million in 2009, compared to $205.0 million in 2008.

In addition to the goodwill impairment charges in both years, our Section 45K business terminated in 2008. Excluding our Section 45K business for 2008, total revenue for 2009 was down 19%, from $818.9 million for 2008, and gross profit was down 30%, from $208.2 million in 2008. Excluding our Section 45K business and the goodwill impairment charges for both 2008 and 2009, operating income decreased from $27.6 million in 2008 to an operating loss of $(2.5) million in 2009.

Revenue and Gross Margins. The major components of revenue, along with gross margins, are discussed in the sections below.

Light Building Products Segment. Sales of light building products during 2009 were $340.7 million with a corresponding gross profit of $81.9 million. Sales of light building products during 2008 were $457.0 million with a corresponding gross profit of $119.7 million. The decrease in our sales of light building products in 2009 was due primarily to the continuing effects of the depressed new housing and residential remodeling markets which impacted sales across most of our product lines. Also, in early 2008, we sold certain non-strategic mortar/stucco assets in this segment which accounted for approximately $9.7 million of the decrease in revenue from 2008 to 2009. The gross margin percentage declined from 2008 to 2009 due primarily to fewer fixed costs being absorbed as a result of lower sales. We believe our niche strategy and our focus in 2009 on productivity improvements and cost reductions tempered somewhat the impact of the severe slowdown in new residential construction; however, the recession resulted in higher unemployment, adding to the high level of home foreclosures, putting additional homes on the market and further reducing the demand for new construction.

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

Other Income and Expense. During 2009, we reported net other expense of $47.9 million, compared to net other expense of $23.3 million during 2008. The change in other income and expense of $24.6 million was comprised of an increase in net interest expense of approximately $16.3 million, combined with a change in net other income/expense of approximately $8.3 million.

Net interest expense increased from $29.8 million in 2008 to $46.1 million in 2009 due to several factors, most notably increased interest expense attributed to our convertible debt exchanges that occurred in 2009 that resulted in the extinguishment of $120.0 million of 2.875% and 2.50% convertible notes and the issuance of $90.7 million of 16% and 14.75% convertible notes (see Note 6 to the consolidated financial statements). In connection with these convertible debt exchanges, approximately $1.9 million of accelerated debt issue costs were amortized related to the extinguished convertible notes. In addition, we experienced higher interest rates on our senior debt as a result of two 2009 amendments to our former senior secured credit agreement and increased interest expense from higher utilization of our revolving credit facility in 2009.

The change in net other income/expense of $8.3 million consisted primarily of a $2.0 million loss in 2009 related to the exchanges of convertible debt (for both new convertible debt (gain of $20.4 million) and common stock (loss of $22.4 million)), plus a decrease of $6.7 million in gain on sale of property, plant and equipment in

2009 as compared to 2008. In 2008, we sold certain non-strategic mortar/stucco assets in the light building products segment on which a gain of approximately $7.6 million was recognized. A portion of the proceeds from this sale were used to acquire assets that increased the capacity of our Texas-based concrete block business, which contributed to higher operating income of this business in 2009.

Income Tax Provision. We recorded income taxes with an effective income tax benefit rate of 2% in 2008 (approximately 30% exclusive of the $205.0 million goodwill impairment charge, most of which was not tax-deductible) and approximately 18% in 2009 (approximately 50% exclusive of the $465.7 million goodwill impairment charge, most of which was not tax-deductible). The effective tax rates disregarding goodwill impairment differ from the statutory rate primarily due to Section 45 tax credits.

Impact of Inflation and Related Matters

In certain periods, some of our operations have been negatively impacted by increased raw materials costs for commodities, such as polypropylene and poly-vinyl chloride in the light building products segment; however, the negative impact has generally been less significant during 2010 than during prior years. We have been successful in passing on some, but not all, increased materials costs to customers. Additionally, 2008-2009 decreases in fuel costs benefited all of our business units. It is not possible to accurately predict the future trends of these costs, nor our ability to pass on any future price increases to customers.

Liquidity and Capital Resources

Summary of Cash Flow Activities. Net cash provided by operating activities in 2010 was $62.8 million, compared to $59.0 million in 2009. The net loss in 2010 was significantly less than the net loss in 2009; however, the 2009 net loss, after adjusting for the goodwill impairment charge and the change in deferred income taxes (most of which related to the goodwill impairment), was approximately $(41.6) million; while the 2010 net loss, after adjusting for the asset impairments and the change in deferred income taxes (most of which related to the asset impairments), was approximately $(28.8) million. Also, there was a significant difference between years in the non-cash results of unconsolidated joint ventures. In 2010, there were net gains from equity-method investments of approximately $17.5 million, compared to a net gain of approximately $2.2 million in 2009. We have not experienced any significant changes in our historical patterns of receivable collections or in trade account delinquencies in 2010.

In both 2009 and 2010, our primary investing activity consisted of the purchase of property, plant and equipment. In 2009, we made an approximate $10.8 million deferred payment for a fiscal year 2008 acquisition, and in 2010, we received approximately $17.8 million from the sale of our interest in the South Korean hydrogen peroxide joint venture and other cash payments from another unconsolidated joint venture.

In 2009, our financing activities consisted primarily of borrowings under our revolving credit arrangement and several non-cash convertible debt exchanges (for both new convertible debt and common stock), and the issuance of common stock, the net proceeds of which were used to repay long-term debt. In 2010, we consummated a significant restructuring of our long-term debt, resulting in the issuance of new senior secured notes and the repayment of all of our former senior secured debt and a portion of our convertible debt. We also repaid $29.0 million of convertible debt in 2010. More details about these and other investing and financing activities are provided in the following paragraphs.

Investing Activities. Total 2010 expenditures for property, plant and equipment were $25.3 million, a decrease of $38.9 million from 2009. In 2009, the majority of capital expenditures were for projects in the energy technology segment, primarily the construction and renovation of coal cleaning facilities. In 2010, the majority of capital expenditures related to the maintenance of operating capacity in our light building products segment. Total 2011 capital expenditures are currently expected to be near the 2010 level.

Capital expenditures are limited by the terms of our ABL Revolver to $55.0 million in 2011 and $60.0 million in 2012. As of September 30, 2010, we were committed to spend approximately $0.6 million on capital projects that were in various stages of completion. In 2009 and 2010, we realized $3.2 million and $3.8 million, respectively, of proceeds from the sale of property, plant and equipment, most of which represented non-strategic assets in our light building products segment. In 2009 and 2010, we made net payments of approximately $11.7 and $7.6 million, respectively, for primarily long-term deposits related to our energy segment coal cleaning operations.

In 2008, we acquired certain assets and assumed certain liabilities of a privately-held company in the light building products industry. Total consideration for this acquisition was approximately $16.1 million, of which approximately $5.0 million was paid at the date of acquisition and approximately $10.8 million was paid in 2009, with approximately $0.3 million of assumed liabilities. In late 2010, we received more than $15.0 million from the sale of our interest in the South Korean hydrogen peroxide joint venture, recognizing a gain of approximately $3.9 million.

We intend to continue to expand our business through growth of existing operations and commercialization of technologies currently being developed. Acquisitions have historically been an important part of our long-term business strategy; however, primarily because of debt covenant restrictions, but also due to cash flow considerations and recent events affecting the debt and equity markets, we made only one small acquisition in 2010 and another small acquisition subsequent to September 30, 2010. We have also invested in joint ventures, one of which was sold in 2010, which are accounted for using the equity method of accounting. We do not currently have plans to significantly increase our investments in any of the remaining joint venture entities. Our new debt agreements significantly limit potential acquisitions and investments in joint ventures, with the ABL Revolver being the most restrictive. During the four-year term of the ABL Revolver, our acquisitions and investments in joint ventures and other less than 100%-owned entities are limited to total cumulative consideration of $3.0 million.

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

In 2009, we exchanged approximately $80.9 million of our 2.875% convertible senior subordinated notes due 2016 for $63.3 million of new 16% convertible senior subordinated notes due 2016. We also exchanged approximately $39.1 million of our 2.50% convertible senior subordinated notes due 2014 for approximately $27.4 million of new 14.75% convertible senior subordinated notes due 2014. Gains of approximately $20.4 million, recorded in other income (expense) in the accompanying consolidated statement of operations for 2009, were recognized on the extinguishments of debt. Additionally, approximately $1.9 million of unamortized debt issue costs related to the extinguished debt was charged to interest expense. New debt issue costs of approximately $1.3 million were incurred related to the new 16% and 14.75% convertible notes.

We also exchanged approximately $15.0 million of our 16% convertible senior subordinated notes plus related accrued interest for approximately 3.5 million shares of common stock and we exchanged approximately $19.8 million of our 2.875% convertible senior subordinated notes plus accrued interest for approximately 4.8 million shares of common stock. In accordance with the provisions of ASC Topic 470 Debt, we recorded a non-cash expense of approximately $22.4 million in connection with these transactions, which amount represented the fair value of the shares issued in excess of the shares required to be issued pursuant to the original terms of conversion.

We issued 9.6 million shares of common stock for gross cash proceeds of approximately $37.4 million. After deducting offering costs totaling approximately $2.9 million, the net cash proceeds of $34.5 million were used to pay down our senior secured term debt.

During 2009, we repaid $35.0 million of our former senior secured debt and had borrowings and repayments under our revolving credit arrangement, primarily related to seasonal financing needs and energy technology segment capital expenditures. As of September 30, 2009, we had $25.0 million outstanding under this arrangement, all of which was repaid with proceeds from the new senior secured debt issued in October 2009.

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

In 2010, we repurchased and canceled $29.0 million in aggregate principal amount of the 16% notes. Terms of repayment included premiums totaling approximately $5.0 million, which were recorded as interest expense. Accelerated debt discount and debt issue costs aggregating approximately $2.1 million were also charged to interest expense. Following these transactions, approximately $19.3 million of these notes remained outstanding as of September 30, 2010.

As a result of the debt restructuring that occurred in 2009 and 2010, our interest costs have increased substantially. During 2009, we incurred total interest costs of approximately $47.9 million, including approximately $13.5 million of non-cash interest expense and approximately $1.4 million of interest costs that were capitalized. During 2010, we incurred total interest costs of approximately $72.4 million, including approximately $16.0 million of non-cash interest expense and approximately $0.4 million of interest costs that were capitalized. Interest costs in 2011 are currently expected to total approximately $60.0 million, with less than $50.0 million involving the expenditure of cash.

Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of our light building products and heavy construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets. As of September 30, 2010, availability under the ABL Revolver was approximately $61.7 million. The ABL Revolver matures in October 2013, at which time all amounts borrowed must be repaid and the lending commitment terminates. There have been no borrowings under the ABL Revolver since it was entered into in October 2009.

Following the October 2009 issuance of new senior secured notes and the repayments of outstanding debt with most of those proceeds, there are currently no maturities of debt prior to 2014, unless the holders of the 16% convertible senior subordinated notes exercise their put option in 2012. We also have the option in 2012 to redeem the notes. Following certain asset sales, as defined, we could be required to prepay a portion of the senior secured notes.

As described in more detail in Note 6 to the consolidated financial statements, in May 2008, the FASB issued new rules related to accounting for convertible debt that may be settled in cash upon conversion. The new rules specify that issuers of convertible debt that can be settled in cash separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized. The adoption of the new rules on October 1, 2009 resulted in a redetermination of the carrying amounts of our 2.50% convertible notes, 16% convertible notes and 14.75% convertible notes, calculated by measuring the fair values of similar debt instruments that do not have the conversion features, and recording an equity component for the difference between the original proceeds of the debt and the redetermined amounts of debt. Reference is made to Note 6 for a summary of the effect of the application of the new rules, which did not affect cash flow for any period, on our consolidated financial statements.

Compliance with Terms of Senior Secured Notes and ABL Revolver. We were in compliance with all debt covenants as of September 30, 2010. The senior secured notes and ABL Revolver limit the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling assets, making capital expenditures, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if in the future the availability under the ABL Revolver is less than 50% of the total $70.0 million commitment, or $35.0 million currently, we are required to maintain a monthly fixed charge coverage ratio of at least (i) 1.0x for the preceding twelve-month period for each month ending on or prior to December 31, 2010, and (ii) 1.1x for the preceding twelve-month period for each month ending after December 31, 2010.

As of September 30, 2010, availability under the ABL Revolver was approximately $61.7 million. However, due primarily to the seasonality of our operations, it is possible that the availability under the ABL could fall below $35.0 million in a future period. As of September 30, 2010, our fixed charge coverage ratio, as defined in the ABL Revolver agreement, is approximately 0.7. The fixed charge coverage ratio is calculated by dividing EBITDAR minus capital expenditures and cash payments for income taxes by fixed charges. EBITDAR consists of net income (loss) i) plus net interest expense, income taxes (as defined), depreciation and amortization, non-cash charges such as goodwill and other impairments, and rent expense; ii) plus or minus other specified adjustments such as equity earnings or loss in joint ventures. Fixed charges consist of cash payments for debt service plus rent expense.

If availability under the ABL Revolver were to decline below $35.0 million at some future date and the fixed charge coverage ratio were to also decline below 1.0 (or 1.1 subsequent to December 31, 2010), the ABL Revolver lender could issue a notice of default. Management currently believes it is unlikely such a notice of default would occur because there are currently no outstanding borrowings under the ABL Revolver and under the current terms of the ABL Revolver, it is remote that there will be any outstanding borrowings in the foreseeable future. If a notice of default were to become imminent, we would seek an amendment to the ABL Revolver, or alternatively, a waiver of the availability requirement and/or fixed charge coverage ratio for a period of time.

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

Working Capital. As of September 30, 2010, our working capital was $147.0 million (including $91.0 million of cash and cash equivalents) compared to $98.4 million as of September 30, 2009. The increase in working capital resulted primarily from cash provided by operations and the issuance of new senior secured notes described previously. In addition, notwithstanding the continuing pressure on our revenues as a result of existing economic conditions, we currently expect operations to produce positive cash flow in 2011 and in future years. We believe the current amount of working capital will be sufficient for operating needs for the next 12 months, and that it will not be necessary to utilize borrowing capacity under the ABL Revolver for our seasonal operational cash needs during that period of time.

Income Taxes. For 2011, during which we currently expect to realize a loss before income taxes, cash outlays for income taxes will be minimal. We have utilized our 2009 and prior NOLs by carrying these amounts back to prior years, receiving income tax refunds totaling approximately $37.1 million in 2010. The 2010 NOLs and tax credit carryforwards are offset by our existing deferred income tax liabilities resulting in a near $0 deferred tax position as of September 30, 2010. Accordingly, in 2011, there will be a full valuation allowance recorded on net deferred tax assets and our effective income tax rate could be near 0% for the year.

As of September 30, 2010, we had approximately $15.1 million of unrecognized tax benefits. We recognize accrued interest and potential penalties related to all income tax liabilities, including unrecognized income tax benefits, in income tax expense. As of September 30, 2010, approximately $5.1 million was accrued for the payment of interest and penalties.

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

Summary of Future Cash Requirements. Significant cash requirements for 2011, beyond seasonal operational working capital requirements, consist primarily of interest payments on long-term debt and capital expenditures. In years beyond 2011, significant cash requirements will also include the repayment of debt, but not prior to 2014, or June 2012, if the 16% convertible senior subordinated notes totaling approximately $19.3 million are put to us. Reference is also made to Note 12 to the consolidated financial statements where the potential risks of future litigation are described in detail.

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

Contractual Obligations, Commitments and Contingent Liabilities

The following table presents a summary of our contractual obligations by period as of September 30, 2010.

	Payments due by Fiscal Year
(in millions)	Total	2011	2012 - 2013	2014 - 2015	After 2015
Senior secured notes	$328.3	$0	$0	$328.3	$0
Convertible senior subordinated notes	167.5	0	0	148.2	19.3

Total long-term debt	495.8	0	0	476.5	19.3
Interest payments on long-term debt	196.9	47.5	95.0	49.3	5.1
Operating lease obligations	87.1	27.3	37.8	18.8	3.2
Unconditional purchase obligations	41.6	11.6	9.7	6.8	13.5
Other long-term obligations	21.0	5.5	9.2	5.0	1.3

Total contractual cash obligations	$842.4	$91.9	$151.7	$556.4	$42.4

Future maturities of long-term debt as of September 30, 2010 are shown in the table above using debt that existed as of that date and considering the related contractually required repayment dates. The holders of the 16% convertible senior subordinated notes due June 2016, totaling $19.3 million, have the right to require us to repurchase all or a portion of the notes on June 1, 2012. If all of the holders of those notes required us to repurchase the notes in June 2012 instead of June 2016, the timing of payment of $19.3 million of debt obligations, along with the amount and timing of the related interest payments, would be different.

As described in Note 6 to the consolidated financial statements, our new ABL Revolver provides for potential borrowings of up to $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility.

As of September 30, 2010, we had approximately $15.1 million of unrecognized tax benefits. Due to the number of years under audit and the matters being examined, at the current time, an estimate of the range of reasonably possible outcomes cannot be made beyond amounts currently accrued, nor can we reliably estimate the timing of any potential payments.

Reference is made to the caption “Compensation Arrangements” in Note 12 to the consolidated financial statements for a detailed discussion of potential commitments to certain officers and employees under employment agreements, long-term incentive cash bonus awards, cash performance unit awards and executive change in control agreements. Amounts in addition to those included in the table above could become obligations under the terms of those agreements, depending upon the outcomes of the future events described in Note 12.

We have ongoing litigation and asserted claims which have been incurred during the normal course of business, including the specific matters discussed in Note 12 to the consolidated financial statements. We intend to vigorously defend or resolve these matters by settlement, as appropriate. We do not currently believe that the outcome of these matters will have a material adverse effect on our operations, cash flow or financial position. Final resolutions of these matters that are different from our current expectations could affect the amounts included in the above table.

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

We are exposed to financial market risks, primarily related to the activities of joint ventures. The Blue Flint joint venture has derivatives in place related to variable interest rates and commodities. Until we sold our interest in the South Korean-based Evonik joint venture in late 2010, it was subject to movements in foreign currency. We do not use derivative financial instruments for speculative or trading purposes.

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

Subsequent to the sale in 2010 of our interest in the South Korean joint venture with Evonik Industries AG, we have limited operations in foreign jurisdictions. This joint venture was subject to foreign currency exchange rate movements through the date of sale. During 2009 and 2010, the joint venture recorded foreign currency exchange gains, of which $1.1 million and $2.1 million, respectively, were included in our results of operations.

As described in more detail in Note 12 to the consolidated financial statements, the Compensation Committee approved grants of performance unit awards to certain officers and employees in the corporate business unit, to be settled in cash, based on the achievement of goals related to the second half of fiscal 2010. Assuming the average closing stock price for the 60 days in the period ended September 30, 2010 of $3.37 remains unchanged for the September 30, 2011 and 2012 vesting dates, the maximum payout under this arrangement would be approximately $2.5 million. At each of the two vesting dates, the awards will be adjusted using the average stock price for the 60 days immediately preceding the respective vest dates. A change in the 60-day stock price of 10% from the September 30, 2010 average of $3.37 would result in an increase or decrease of approximately $0.2 million in the maximum payout liability.

It is the current intent of the Committee to grant future performance unit awards to certain officers and employees in the corporate business unit, based on fiscal year performance periods, with terms similar to those described above; however, there is no obligation to do so. Subsequent to September 30, 2010, the Committee approved such grants to participants in the corporate business unit related to consolidated free cash flow generated during 2011. Also subsequent to September 30, 2010, the Committee approved the grant to certain employees of approximately 0.4 million cash-settled stock appreciation rights (SARs). These SARs will vest in annual installments over the next three years, provided the participant is still employed at the respective vesting dates, and will be settled in cash upon exercise by the employee. Because our liability under the 2011 performance unit and SAR grants is dependent on future stock prices, it will fluctuate in future periods accordingly.

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

The reports of Ernst & Young LLP on the consolidated financial statements for the previous two fiscal years (2007 and 2008) contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

In connection with its audits for the two most recent fiscal years and through April 10, 2009, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ernst & Young LLP would have caused them to make reference thereto in their reports on the consolidated financial statements for such years.

During the two most recent fiscal years and through April 10, 2009, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

We requested that Ernst & Young LLP furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of that letter was filed as Exhibit 16 to our Form 8-K/A filed on April 20, 2009.

On April 13, 2009, the Audit Committee appointed BDO USA, LLP (formerly BDO Seidman, LLP) as independent auditors of Headwaters Incorporated. During Headwaters’ two previous fiscal years (2007 and 2008) and in the subsequent period through April 13, 2009, neither Headwaters, nor anyone acting on its behalf, consulted with BDO regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Headwaters’ financial statements, and no written report nor oral advice was provided by BDO, or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K. Headwaters engaged BDO USA, LLP in January 2005 to advise it on the application of FAS 109 and later that year concerning FAS 123R. In December 2005, Headwaters engaged BDO USA, LLP to prepare its federal and state income tax returns. Since that time, Headwaters has had normal consultation with BDO inherent with the services they have been engaged to provide. As part of the appointment and selection process, both BDO USA, LLP and the Audit Committee of Headwaters considered the timing and nature of these services and concluded that such services do not impair BDO’s independence with respect to Headwaters.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of September 30, 2010, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2010 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of our financial statements.

Our management has assessed the effectiveness of internal control over financial reporting as of September 30, 2010 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on that assessment, management believes that our internal control over financial reporting was effective as of September 30, 2010.

BDO USA, LLP, the independent registered public accounting firm which audits our consolidated financial statements, has issued the following attestation report on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Headwaters Incorporated

We have audited Headwaters Incorporated’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Headwaters Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Headwaters Incorporated maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Headwaters Incorporated as of September 30, 2009 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended and our report dated November 19, 2010 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Costa Mesa, California

November 19, 2010

ITEM 9B.	OTHER INFORMATION

Our coal cleaning operations are subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Under the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), each operator of a coal or other mine (and operators of facilities related to mining, as defined in the Mine Act) is required to include certain mine safety results in its periodic reports filed with the SEC. The following information is presented for each coal cleaning facility owned and operated by Headwaters Energy Services Corp. or its subsidiaries, for the 12-month period ended September 30, 2010 as reflected in the mine data retrieval system maintained by MSHA:

•

Section 104 Citations. Total number of violations for which a citation was received from MSHA under section 104 of the Mine Act, which includes citations for mandatory health or safety standards that could significantly and substantially contribute to a serious injury if left unabated;

•

Section 104(b) Orders. Total number of orders issued by MSHA under section 104(b) of the Mine Act, which represents a failure to abate a citation under section 104(a) within the period of time prescribed by MSHA;

•

Section 104(d) Citations and Orders. Total number of citations and orders issued by MSHA for unwarrantable failure to comply with mandatory health or safety standards under Section 104(d) of the Mine Act;

•	Section 110(b)(2) Violations. Total number of flagrant violations issued by MSHA under section 110(b)(2) of the Mine Act.

•	Section 107(a) Orders. Total number of imminent danger orders issued by MSHA under section 107(a) of the Mine Act; and

•	Proposed MSHA Assessments. Total dollar amount of proposed assessments from MSHA under the Mine Act.

Operation (1)	Section 104 Significant and Substantial Citations	Section 104(b) Orders	Section 104(d) Unwarrantable Failure Citations/Orders	Section 110(b)(2) Flagrant Violations	Section 107(a) Imminent Danger Orders	Total Dollar Amount of Proposed MSHA Assessments (2)
Alabama #3 (Adger, AL)	4	—	—	—	—	$400
Alabama #4 (Brookwood, AL)	7	—	—	—	—	$717
Alabama #5 (Brookwood, AL)	1	—	—	—	—	$100
Alabama #7 (Brookwood, AL)	0	—	—	—	—	$0
Green Fuels (Brookwood, AL)	7	—	—	—	—	$942
Chinook (Brazil, IN)	4	—	—	—	—	$200
Minuteman (Greenville , KY)	5	—	—	—	—	$200
Rock Crusher (Greenville, KY)	1	—	—	—	—	$100
Crockett (Pineville, KY)	7	—	—	—	—	$700
Wellington (Wellington, UT)	3	—	—	—	—	$276
Pinnacle (Pineville, WV)	5	—	—	—	—	$500

(1)	To facilitate understanding, we are providing the information in this table by coal cleaning operation rather than MSHA identification number.
(2)

Amounts included are the total dollar amounts for proposed assessments received from MSHA on or before October 25, 2010, for citations and orders occurring during the 12-month period ended September 30, 2010.

Pattern or Potential Pattern of Violations; Fatalities. For the 12-month period ended September 30, 2010, none of our operations received written notice from MSHA of (i) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under section 104(e) of the Mine Act; or (ii) the potential to have such a pattern. For the 12-month period ended September 30, 2010, we experienced no mine-related fatalities.

Pending Legal Actions. As of September 30, 2010, we have no matters pending before the Federal Mine Safety and Health Review Commission, including legal actions that were initiated prior to the 12-month period ended September 30, 2010.

Citations and orders can be contested and appealed, and as part of that process, are sometimes reduced in severity and amount, and are sometimes dismissed. The number of citations, orders, and proposed assessments vary from inspector and inspector and also depending on the size and type of the operation.

Under the Dodd-Frank Act, the SEC is authorized to issue rules and regulations regarding the mine safety reporting, but has not done so as of the date of this report. It is possible that any rulemaking by the SEC will require disclosures to be presented in a manner that differs from this presentation.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The applicable information to be set forth under the captions “Executive Officers,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 1—Election of Directors” in our Proxy Statement to be filed in January 2011 for the Annual Meeting of Stockholders to be held in 2011 (the “Proxy Statement”), is incorporated herein by reference.

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

3.    Listing of Exhibits

For convenience, the name Headwaters is used throughout this listing although in some cases the name Covol was used in the original instrument.

Exhibit No.	Description	Location
3.1.9	Amended and Restated Certificate of Incorporation of Headwaters dated 1 March 2005	(6)

3.2.5	Amended and Restated By-Laws of Headwaters	(8)

3.2.6	Amendment of Amended and Restated By-Laws of Headwaters	(16)

4.1	Indenture dated as of January 22, 2007 between Headwaters and Wilmington Trust FSB, as Trustee, relating to 2.50% Convertible Senior Subordinated Notes due 2014	(9)

4.3	Letter Agreement dated as of January 16, 2007 between Headwaters and JP Morgan Chase Bank	(9)

4.4	Letter Agreement dated as of January 16, 2007 between Headwaters and JP Morgan Chase Bank	(9)

4.5	Indenture dated as of December 19, 2008 between Headwaters and Wilmington Trust FSB, as Trustee, relating to 16% Convertible Senior Subordinated Notes due 2016	(16)

4.6	Indenture dated as of March 30, 2009 between Headwaters and Wilmington Trust FSB, as Trustee, relating to 14.75% Convertible Senior Subordinated Notes due 2014	(17)

4.7	Indenture dated as of October 27, 2009 among Headwaters, the guarantors named therein and Wilmington Trust FSB, as Trustee and Collateral Agent, relating to 11.375% Senior Secured Notes due 2014 (originally designated as Exhibit No. 4.1)	(19)

4.9	Loan and Security Agreement dated as of October 27, 2009, among certain Headwaters subsidiaries and Bank of America, N.A. as the administrative agent, arranger and collateral agent, and the lenders named therein (originally designated as Exhibit No. 4.3)	(19)

Exhibit No.	Description	Location
4.10	Intercreditor Agreement dated October 27, 2009, among Bank of America, N.A. as Revolving Agent, Wilmington Trust FSB, as Notes Collateral Agent, and the Grantors (as defined in the Intercreditor Agreement) from time to time party thereto	(20)

10.60	Employment Agreement with Kirk A. Benson dated May 3, 2010 effective as of April 1, 2010	(21)

10.60.1	First Amendment to Employment Agreement with Kirk A. Benson dated November 11, 2010	(22)

10.96	Employment agreement with Steven G. Stewart dated October 26, 2007	(10)

12	Computation of ratio of earnings to combined fixed charges and preferred stock dividends	*

14	Code of Ethics	(5)

16	Letter re change in certifying accountant	(18)

21	List of Subsidiaries of Headwaters	*

23.1	Consent of BDO USA, LLP	*

23.2	Consent of Ernst & Young LLP, Independent Registered Accounting Firm	*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	*

99.1	2000 Employee Stock Purchase Plan, as Amended and Restated Effective 30 December 2009	(21)

99.2	1995 Stock Option Plan (originally designated as Exhibit No. 10.5)	(1)

99.2.1	First Amendment to the 1995 Stock Option Plan (originally designated as Exhibit 10.5.1)	(1)

99.2.4	2001 Stock Option Agreement	(2)

99.2.5	2002 Stock Option Agreement	(2)

99.4	2002 Stock Incentive Plan	(4)

99.7	2003 Stock Incentive Plan	(3)

99.10	Amended and Restated Long Term Incentive Compensation Plan (Effective March 3, 2009)	(15)

99.11	Nominating and Corporate Governance Committee Charter, dated December 19, 2008	(14)

99.12	Audit Committee Charter, dated December 19, 2008	(14)

99.13	Compensation Committee Charter, dated December 19, 2008	(14)

99.16	Form of 2006 Long-Term Incentive Cash Bonus Agreement	(7)

99.17	Form of 2006 Executive Change in Control Agreement	(7)

99.17.1	Form of Amendment to Executive Change in Control Agreement	*

99.18	Amended Deferred Compensation Plan	(11)

99.20	Stock Appreciation Right Agreement (November 2007)	(12)

99.20.1	Form of Notice of Stock Appreciation Right Grant (November 2007)	(12)

Exhibit No.	Description	Location
99.21	Restricted Stock Award Agreement (November 2007)	(12)

99.21.1	Form of Restricted Stock Award Grant Notice (November 2007)	(12)

99.22	Short-Term Incentive Bonus Plan, As Amended and Restated Effective 1 October 2007	(12)

99.23	Broad-Based Management Bonus Plan, As Amended and Restated Effective 1 October 2007	(12)

99.24	Form of Common Stock Certificate	(13)

99.25	Form of Performance Unit Award Agreement (October 2008)	(14)

99.26	Form of Director Restricted Stock Unit Award Agreement (January 2009)	(14)

99.29	2010 Incentive Compensation Plan	(21)

99.30	Form of Performance Unit Award Agreement (April 2010)	(21)

99.31	Form of Notice of Cash-Settled Stock Appreciation Right Grant (November 2010)	*

101.INS	XBRL Instance document	* *

101.SCH	XBRL Taxonomy extension schema	* *

101.CAL	XBRL Taxonomy extension calculation linkbase	* *

101.DEF	XBRL Taxonomy extension definition linkbase	* *

101.LAB	XBRL Taxonomy extension label linkbase	* *

101.PRE	XBRL Taxonomy extension presentation linkbase	* *

*	Filed herewith.
**	Furnished herewith.

Unless another exhibit number is indicated as the exhibit number for the exhibit as “originally filed,” the exhibit number in the filing in which any exhibit was originally filed and to which reference is made hereby is the same as the exhibit number assigned herein to the exhibit.

(1)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Registration Statement on Form 10, filed February 26, 1996.
(2)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Annual Report on Form 10-K, for the fiscal year ended September 30, 2002.
(3)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Quarterly Report on Form 10-Q, for the quarter ended December 31, 2002.
(4)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Annual Report on Form 10-K, for the fiscal year ended September 30, 2004.
(5)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 2005.
(6)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated March 1, 2005, filed March 3, 2005.
(7)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Quarterly Report on Form 10-Q, for the quarter ended June 30, 2006.
(8)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Annual Report on Form 10-K, for the fiscal year ended September 30, 2006.
(9)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated January 22, 2007, filed January 22, 2007.
(10)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated October 26, 2007, filed October 30, 2007.

(11)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Annual Report on Form 10-K, for the fiscal year ended September 30, 2007.
(12)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Quarterly Report on Form 10-Q, for the quarter ended December 31, 2007.
(13)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Annual Report on Form 10-K, for the fiscal year ended September 30, 2008.
(14)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Quarterly Report on Form 10-Q, for the quarter ended December 31, 2008.
(15)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 2009.
(16)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated December 19, 2008, filed December 22, 2008.
(17)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated March 30, 2009, filed April 3, 2009.
(18)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K/A, for the event dated April 10, 2009, filed April 20, 2009.
(19)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated October 27, 2009, filed October 27, 2009.
(20)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Annual Report on Form 10-K, for the fiscal year ended September 30, 2009.
(21)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 2010.
(22)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated November 11, 2010, filed November 12, 2010.

(b)	Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report. See Item 15 (a) 3 above.

(c)	Financial Statement Schedules

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

Date: November 19, 2010

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

SIGNATURE	TITLE	DATE

/S/ KIRK A. BENSON Kirk A. Benson	Director and Chief Executive Officer (Principal Executive Officer)	November 19, 2010

/S/ STEVEN G. STEWART Steven G. Stewart	Chief Financial Officer (Principal Financial and Accounting Officer)	November 19, 2010

/S/ JAMES A. HERICKHOFF James A. Herickhoff	Director	November 19, 2010

/S/ RAYMOND J. WELLER Raymond J. Weller	Director	November 19, 2010

/S/ E. J. “JAKE” GARN E. J. “Jake” Garn	Director	November 19, 2010

/S/ R SAM CHRISTENSEN R Sam Christensen	Director	November 19, 2010

/S/ WILLIAM S. DICKINSON William S. Dickinson	Director	November 19, 2010

/S/ MALYN K. MALQUIST Malyn K. Malquist	Director	November 19, 2010

/S/ BLAKE O. FISHER, JR. Blake O. Fisher, Jr.	Director	November 19, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Headwaters Incorporated

We have audited the accompanying consolidated balance sheets of Headwaters Incorporated as of September 30, 2009 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Headwaters Incorporated at September 30, 2009 and 2010, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 of the consolidated financial statements, the Company adopted the new rules under ASC Topic 470—Debt, effective October 1, 2009. The new rules have been applied retrospectively to all applicable prior periods.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Headwaters Incorporated’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 19, 2010 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Costa Mesa, California

November 19, 2010

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Headwaters Incorporated

We have audited the accompanying consolidated statement of operations, changes in stockholders’ equity, and cash flows for Headwaters Incorporated for the year ended September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Headwaters Incorporated’s operations and its cash flows for the year ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 6 to the consolidated financial statements, effective October 1, 2009 the Company retrospectively changed its method of accounting for convertible debt instruments that may be settled in cash upon conversion.

/s/ Ernst & Young LLP

Salt Lake City, Utah

November 19, 2008

except for the section of Note 6 entitled, “Change in Accounting Principle,” and Note 14, as to which the date is November 19, 2010

HEADWATERS INCORPORATED

CONSOLIDATED BALANCE SHEETS

	As of September 30,
(in thousands, except par value)	2009	2010
ASSETS
Current assets:
Cash and cash equivalents	$15,934	$90,984
Trade receivables, net	91,411	92,279
Inventories	38,729	40,848
Current and deferred income taxes	28,767	12,050
Other	11,855	9,106

Total current assets	186,696	245,267

Property, plant and equipment, net	321,316	268,650

Other assets:
Intangible assets, net	203,632	183,371
Goodwill	115,999	115,999
Other	63,539	75,687

Total other assets	383,170	375,057

Total assets	$891,182	$888,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,242	$15,412
Accrued personnel costs	20,338	27,703
Accrued interest	4,607	17,797
Other accrued liabilities	43,068	37,392

Total current liabilities	88,255	98,304

Long-term liabilities:
Long-term debt	423,566	469,875
Deferred income taxes	26,935	9,739
Unrecognized income tax benefits	12,140	14,081
Other	15,566	15,034

Total long-term liabilities	478,207	508,729

Total liabilities	566,462	607,033

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; authorized 100,000 shares; issued and outstanding: 60,245 shares at September 30, 2009 (including 165 shares held in treasury) and 60,490 shares at September 30, 2010 (no shares held in treasury)	60	60
Capital in excess of par value	629,451	633,171
Retained earnings (accumulated deficit)	(301,458)	(350,940)
Other	(3,333)	(350)

Total stockholders’ equity	324,720	281,941

Total liabilities and stockholders’ equity	$891,182	$888,974

See accompanying notes.

HEADWATERS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
(in thousands, except per-share data)	2008	2009	2010
Revenue:
Light building products	$457,008	$340,688	$316,884
Heavy construction materials	313,373	260,934	258,264
Energy technology	116,023	65,054	79,551

Total revenue	886,404	666,676	654,699

Cost of revenue:
Light building products	337,315	258,809	227,637
Heavy construction materials	226,077	186,067	192,785
Energy technology	90,201	75,252	70,962

Total cost of revenue	653,593	520,128	491,384

Gross profit	232,811	146,548	163,315

Operating expenses:
Amortization	22,396	23,358	22,218
Research and development	14,996	9,774	8,212
Selling, general and administrative	143,300	115,902	113,481
Asset impairments	0	0	37,962
Goodwill impairment	205,000	465,656	0

Total operating expenses	385,692	614,690	181,873

Operating loss	(152,881)	(468,142)	(18,558)

Other income (expense):
Net interest expense	(29,775)	(46,101)	(71,618)
Other, net	6,499	(1,841)	4,479

Total other income (expense), net	(23,276)	(47,942)	(67,139)

Loss before income taxes	(176,157)	(516,084)	(85,697)

Income tax benefit	2,691	90,399	36,215

Net loss	$(173,466)	$(425,685)	$(49,482)

Basic loss per share	$(4.19)	$(9.82)	$(0.83)

Diluted loss per share	$(4.19)	$(9.82)	$(0.83)

See accompanying notes.

HEADWATERS INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Capital in excess of par value	Retained earnings (accumulated deficit)	Treasury stock, at cost	Other	Total stockholders’ equity
(in thousands)	Shares	Amount
Balances as of September 30, 2007, as previously reported	42,365	$42	$511,496	$319,920	$(1,223)	$15	$830,250
Cumulative effect of change in accounting principle			30,659	(2,381)			28,278

Balances as of September 30, 2007, as adjusted	42,365	42	542,155	317,539	(1,223)	15	858,528
Purchase of 1,205 shares of treasury stock, at cost					(14,841)		(14,841)
Cancellation of 623 shares of treasury stock	(623)	0	(7,335)		7,335		0
156 shares of treasury stock transferred to employee stock purchase plan, at cost			177		1,448		1,625
Issuance of restricted stock, net of cancellations	206	0					0
Exercise of stock options	87	0	274				274
Stock-based compensation			5,365				5,365
Other comprehensive income (loss), net of taxes—cash flow hedge and foreign currency translation adjustments						(1,595)	(1,595)
Cumulative effect of change in accounting for uncertain tax positions				(19,846)			(19,846)
Net loss for the year ended September 30, 2008				(173,466)			(173,466)

Balances as of September 30, 2008	42,035	42	540,636	124,227	(7,281)	(1,580)	656,044

Issuance of common stock, net of offering costs of $2,947	9,600	10	34,483				34,493
Issuance of common stock in exchange for convertible senior subordinated notes, net of income tax effect of $11,237	8,350	8	45,585				45,593
Issuance of restricted stock, net of cancellations	187	0					0
Exercise of stock options	73	0	410				410
Income tax benefit from exercise of stock options			35				35
399 shares of treasury stock transferred to employee stock purchase plan, at cost			(4,152)		5,234		1,082
Issuance of convertible debt			6,844				6,844
Stock-based compensation			5,610				5,610
Other comprehensive income, net of taxes—cash flow hedge and foreign currency translation adjustments						294	294
Net loss for the year ended September 30, 2009				(425,685)			(425,685)

Balances as of September 30, 2009	60,245	60	629,451	(301,458)	(2,047)	(1,286)	324,720

Issuance of restricted stock, net of cancellations	191	0					0
165 shares of treasury stock transferred to employee stock purchase plan, at cost			(1,433)		2,047		614
Issuance of common stock pursuant to employee stock purchase plan	54	0	138				138
Stock-based compensation			5,015				5,015
Other comprehensive income, net of taxes—cash flow hedge and foreign currency translation adjustments						936	936
Net loss for the year ended September 30, 2010				(49,482)			(49,482)

Balances as of September 30, 2010	60,490	$60	$633,171	$(350,940)	$0	$(350)	$281,941

See accompanying notes.

HEADWATERS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
(in thousands)	2008	2009	2010
Cash flows from operating activities:
Net loss	$(173,466)	$(425,685)	$(49,482)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	68,884	66,073	60,398
Asset impairments	0	0	37,962
Goodwill impairment	205,000	465,656	0
Interest expense related to amortization of debt issue costs and debt discount	8,747	13,459	16,027
Stock-based compensation	5,297	5,610	5,015
Deferred income taxes	3,980	(81,588)	(17,260)
Net losses (gains) of unconsolidated joint ventures	8,309	(2,185)	(13,647)
Gain on sale of investment in unconsolidated joint venture	0	0	(3,876)
Net gain on disposition of property, plant and equipment	(7,091)	(357)	(683)
Net loss from convertible debt extinguishment and conversion transactions	0	2,058	0
Amortization of non-refundable license fees	(5,517)	0	0
Decrease (increase) in trade receivables	70,739	26,184	(868)
Decrease in inventories	2,650	13,360	52
Increase (decrease) in accounts payable and accrued liabilities	(49,390)	(16,233)	10,000
Other changes in operating assets and liabilities, net	(14,415)	(7,354)	19,112

Net cash provided by operating activities	123,727	58,998	62,750

Cash flows from investing activities:
Purchase of property, plant and equipment	(116,201)	(64,208)	(25,316)
Proceeds from disposition of property, plant and equipment	13,204	3,187	3,802
Net increase in long-term receivables and deposits	(4,930)	(11,662)	(7,613)
Proceeds from sale of investment in unconsolidated joint venture and other cash payments from unconsolidated joint venture	0	0	17,844
Payments for acquisitions, net of cash acquired	(24,000)	(10,792)	(1,591)
Net change in other assets	(1,383)	(1,445)	(514)

Net cash used in investing activities	(133,310)	(84,920)	(13,388)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	33,375	42,659	316,187
Payments on long-term debt	(45,000)	(54,659)	(288,795)
Other debt issue costs	0	(3,801)	(2,456)
Net proceeds from issuance of common stock	0	34,493	0
Employee stock purchases	1,625	1,082	752
Proceeds from exercise of stock options	274	410	0
Income tax benefit from exercise of stock options	0	35	0
Treasury stock purchases	(14,841)	0	0

Net cash provided by (used in) financing activities	(24,567)	20,219	25,688

Net increase (decrease) in cash and cash equivalents	(34,150)	(5,703)	75,050
Cash and cash equivalents, beginning of year	55,787	21,637	15,934

Cash and cash equivalents, end of year	$21,637	$15,934	$90,984

Supplemental schedule of non-cash investing and financing activities:
Exchanges of convertible senior subordinated notes	$—	$79,672	$—
Issuance of common stock in exchange for convertible debt	—	56,830	—
Purchase of assets in exchange for future obligations	9,967	—	—
Net increase in accrued liabilities for acquisition-related commitments	8,250	—	—
Cancellation of treasury stock	7,335	—	—

Supplemental disclosure of cash flow information:
Cash paid for interest	$26,113	$31,808	$56,345
Cash paid (refunded) for income taxes	16,496	(3,731)	(37,058)

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

1.	Description of Business and Organization

Headwaters Incorporated (Headwaters) is a diversified building products company incorporated in Delaware, which provides products, technologies and services in light and heavy building materials and energy technology. Headwaters’ vision is to improve sustainability by transforming underutilized resources into valuable products.

The light building products segment designs, manufactures, and sells manufactured architectural stone, exterior siding accessories (such as shutters, mounting blocks, and vents), concrete block and other building products. Headwaters believes that many of its branded products have a leading market position. Revenues from Headwaters’ light building products businesses are diversified geographically and also by market, including the new housing and residential repair and remodeling markets, as well as commercial construction markets.

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

2.	Summary of Significant Accounting Policies

Accounting Standards—Headwaters applies the accounting standards set forth by the Financial Accounting Standards Board (FASB), which standards are commonly referred to as generally accepted accounting principles, or GAAP. In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 which established the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles to be applied in the preparation of financial statements in conformity with GAAP. Accordingly, references to authoritative GAAP are based on the Codification, which is organized by subject matter, or topic, rather than by original or specific FASB standards and related pronouncements.

Principles of Consolidation—The consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. In accordance with the requirements of ASC Topic 810 Consolidation, Headwaters is required to consolidate any variable interest entities for which it is the primary beneficiary; however, as of September 30, 2010, there are none that are material. For investments in entities in which Headwaters has a significant influence over operating and financial decisions (generally defined as owning a voting or economic interest of 20% to 50%), Headwaters applies the equity method of accounting. In instances where Headwaters’ investment is less than 20% and significant influence does not exist, investments are carried at cost. All significant intercompany transactions and accounts are eliminated in consolidation.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

As described in more detail in Note 11, Headwaters made acquisitions in 2008 and 2010. These entities’ results of operations for the periods from the acquisition dates through September 30, 2010 have been consolidated with Headwaters’ results; their operations prior to the dates of acquisition have not been included in Headwaters’ consolidated results for any period.

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

Segment Reporting, Major Customers and Other Concentrations of Risk—Headwaters currently operates three business segments, light building products, heavy construction materials and energy technology. Additional information about segments is presented in Note 3. No customer accounted for over 10% of total revenue in any year presented and more than 90% of Headwaters’ revenue is from sales within the United States. In 2009, approximately 11% of Headwaters’ total revenue and cost of revenue was for services. In 2010, approximately 13% of Headwaters’ total revenue and cost of revenue was for services. Substantially all service-related revenue for all periods was in the heavy construction materials segment. Headwaters purchases all of the polypropylene used in its resin-based building products from a single supplier. Management believes that if necessary, the polypropylene could be obtained from other suppliers, although such a change would be disruptive.

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

CCP service revenues are primarily earned under long-term contracts to dispose of residual materials created by coal-fired electric power generation. Revenues under long-term site service contracts are recognized concurrently with the removal of material and are based on the volume of material removed at established prices per ton. In compliance with contractual obligations, the cost of CCPs purchased from certain utilities is based on a percentage of the “net revenues” from sale of the CCPs purchased. Costs also include landfill fees and transportation charges to deliver non-marketable CCPs to landfills.

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

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

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

Receivables—Allowances are provided for uncollectible accounts and notes when deemed necessary. Such allowances are based on an account-by-account analysis of collectibility or impairment plus a provision for non-customer specific defaults based upon historical collection experience. Collateral is not required for trade receivables, but Headwaters performs periodic credit evaluations of its customers. Collateral is generally required for notes receivable, which were not material during the periods presented.

Inventories—Inventories are stated at the lower of cost or market (net realizable value). Cost includes direct material, transportation, direct labor and allocations of manufacturing overhead costs and is determined primarily using the first-in, first-out method.

Property, Plant and Equipment—Property, plant and equipment are recorded at cost. For significant self-constructed assets, cost includes direct labor and interest. Expenditures for major improvements are capitalized; expenditures for maintenance, repairs and minor improvements are charged to expense as incurred. Assets are depreciated using primarily the straight-line method over their estimated useful lives, limited to the lease terms for improvements to leased assets. The units-of-production method is used to amortize coal rights and to depreciate certain infrastructure-type assets at coal cleaning sites and certain light building products segment assets. Upon the sale or retirement of property, plant and equipment, any gain or loss on disposition is reflected in results of operations (in other income (expense)), and the related asset cost and accumulated depreciation or amortization are removed from the respective accounts.

Intangible Assets and Goodwill—Intangible assets consist primarily of identifiable intangible assets obtained in connection with prior year acquisitions, including those described in Note 11. Intangible assets are amortized using the straight-line method, Headwaters’ best estimate of the pattern of economic benefit, over their estimated useful lives. Goodwill consists of the excess of the purchase price for businesses acquired over the fair value of assets acquired, net of liabilities assumed. As described in more detail in Note 5, in accordance with ASC Topic 350 Intangibles–Goodwill and Other, goodwill is not amortized, but is tested at least annually for impairment. Goodwill impairment charges were recorded in 2008 and 2009, as more fully described in Note 5.

Valuation of Long-Lived Assets—Headwaters evaluates the carrying value of long-lived assets, including intangible assets and goodwill, as well as the related amortization periods, to determine whether adjustments to carrying amounts or to estimated useful lives are required based on current events and circumstances. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flow from that asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Asset impairment charges totaling approximately $38.0 million were recorded for long-lived assets in 2010, as more fully described in Note 5.

Debt Issue Costs and Debt Repayment Premiums—Debt issue costs represent direct costs incurred for the issuance of long-term debt. These costs are amortized to interest expense over the lives of the respective debt

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

issues using the effective interest method. When debt is repaid early, the portion of unamortized debt issue costs related to the early principal repayment is written off and included in interest expense. Any premiums associated with the repayment of debt are also charged to interest expense.

Financial Instruments—Derivatives are recorded in the consolidated balance sheet at fair value, as required by ASC Topic 815 Derivatives and Hedging. Accounting for changes in the fair value of a derivative depends on the intended use of the derivative, which is established at inception. For derivatives designated as cash flow hedges and which meet the effectiveness guidelines of ASC Topic 815, changes in fair value, to the extent effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value of a derivative resulting from ineffectiveness, or an excluded component of the gain or loss, is recognized immediately and is recorded as interest expense.

Headwaters formally documents all hedge transactions at inception of the contract, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking the derivatives that are designated as hedges to specific assets, liabilities, firm commitments or forecasted transactions. Headwaters also formally assesses the effectiveness of any hedging instruments on an ongoing basis. Historically, Headwaters has entered into hedge agreements to limit its exposure for interest rate movements and certain commodity price fluctuations. Currently, except for hedges entered into by the joint venture in which Headwaters is a partner, and the convertible note hedge and warrant transaction described in Note 6, Headwaters has no hedge agreements or other derivatives in place.

Asset Retirement Obligations—Headwaters has asset retirement obligations associated with the restoration of certain coal cleaning sites and certain CCP disposal sites. Headwaters records its legal obligations associated with the retirement of long-lived assets in accordance with the requirements of ASC Topic 410 Asset Retirements and Environmental Obligations. The fair value of a liability for an asset retirement obligation is recognized in the consolidated financial statements when the asset is placed in service. At such time, the fair value of the liability is estimated using discounted cash flows. In subsequent periods, the retirement obligation is accreted to its estimated future value as of the asset retirement date through charges to operating expenses. An asset equal in value to the retirement obligation is also recorded as a component of the carrying amount of the long-lived asset and is depreciated over the asset’s useful life. As of September 30, 2009 and 2010, asset retirement obligations totaled approximately $2.8 million and $3.0 million, respectively.

Income Taxes—Headwaters files a consolidated federal income tax return with substantially all of its subsidiaries. Income taxes are accounted for on an entity-by-entity basis and are accounted for in accordance with ASC Topic 740 Income Taxes. Headwaters recognizes deferred tax assets or liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in income tax returns. Deferred tax assets or liabilities are determined based upon the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply when the differences are expected to be settled or realized. Deferred income tax assets are periodically reviewed for recoverability based on current events, and valuation allowances are provided as necessary. Expenses for interest and penalties related to income taxes are classified within the income tax provision.

Research and Development Costs—Research and development costs consist primarily of personnel-related costs and are expensed as incurred.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

Advertising Costs—Advertising costs are expensed as incurred, except for the cost of certain materials which are capitalized and amortized to expense as the materials are distributed. Total advertising costs were approximately $8.9 million, $6.3 million and $5.4 million in 2008, 2009 and 2010, respectively.

Warranty Costs—Provision is made for warranty costs at the time of sale, based upon established policies and historical experience. Warranty costs were approximately $2.4 million, $2.4 million and $0.9 million in 2008, 2009 and 2010, respectively.

Contingencies—In accounting for legal matters and other contingencies, Headwaters follows the guidance in ASC Topic 450 Contingencies, under which loss contingencies are accounted for based upon the likelihood of an impairment of an asset or the incurrence of a liability. If a loss contingency is “probable” and the amount of loss can be reasonably estimated, it is accrued. If a loss contingency is “probable” but the amount of loss cannot be reasonably estimated, disclosure is made. If a loss contingency is “reasonably possible,” disclosure is made, including the potential range of loss, if determinable. Loss contingencies that are “remote” are neither accounted for nor disclosed. Gain contingencies are given no accounting recognition until realized, but are disclosed if material.

Stock-Based Compensation—Headwaters uses the fair value method of accounting for stock-based compensation required by ASC Topic 718 Compensation–Stock Compensation. ASC Topic 718 requires companies to expense the value of employee stock options and other equity-based awards. Stock-based compensation expense is reported within the same expense line items as used for cash compensation expense. Due to immateriality, Headwaters has not capitalized any compensation cost as part of the cost of any self-constructed or purchased asset. Excess tax benefits resulting from exercise of stock options and stock appreciation rights (SARs) are reflected in the consolidated statements of changes in stockholders’ equity and cash flows.

Headwaters recognizes compensation expense equal to the grant-date fair value of stock-based awards for all awards expected to vest, over the period during which the related service is rendered by grantees. The fair value of stock-based awards is determined primarily using the Black-Scholes-Merton option pricing model (B-S-M model), developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. Option valuation models require the input of certain subjective assumptions, including expected stock price volatility and expected term. For stock-based awards, Headwaters primarily uses the “graded vesting” or accelerated method to allocate compensation expense over the requisite service periods. Estimated forfeiture rates are based largely on historical data and ranged from 3% to 5% from 2008 through 2010. As of September 30, 2010, the estimated forfeiture rate for most unvested awards was 5% per year.

Earnings per Share Calculation—Earnings per share (EPS) has been computed based on the weighted-average number of common shares outstanding. Diluted EPS computations reflect the increase in weighted-average common shares outstanding that would result from the assumed exercise of outstanding stock-based awards, calculated using the treasury stock method, and the assumed conversion of convertible securities, using the if-converted method, when such stock-based awards or convertible securities are dilutive.

In accordance with the requirements of ASC Topic 260 Earnings Per Share, the diluted EPS calculations consider all of the following as assumed proceeds in using the treasury stock method to calculate whether and to what extent options and stock appreciation rights (SARs) are dilutive: i) the amounts employees must pay upon exercise; plus ii) the average amount of compensation cost during the period, if any, attributed to future service, but not yet recognized; plus iii) the amount of tax benefits, if any, that would be credited to additional paid-in capital if the award were to be exercised.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

Recent Accounting Pronouncements—Business Combinations and Consolidation. In December 2007, the FASB issued new standards related to business combinations and consolidation (ASC Topic 805 Business Combinations and Topic 810 Consolidation). These standards, which Headwaters adopted on October 1, 2009, will significantly change the accounting for and reporting of any future business combinations or for any noncontrolling interest that arises in the future.

Derivatives and Hedging. In March 2008, the FASB issued a new standard related to disclosures about derivatives and hedging activities (ASC Topic 815 Derivatives and Hedging). This new standard requires enhanced disclosures about how and why an entity uses derivative instruments, how such instruments and related hedged items are accounted for, and how those instruments and items affect an entity’s financial position, financial performance, and cash flows. Headwaters adopted this standard on October 1, 2009. While there was no impact from the adoption of this standard during 2010, the new rules could affect future disclosures related to any derivative instruments or related hedges that are entered into in future periods.

Convertible Debt. In May 2008, the FASB issued new rules related to accounting for convertible debt that may be settled in cash upon conversion (ASC Topic 470 Debt). The new rules specify that issuers of convertible debt that can be settled in cash separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the entity’s non-convertible debt borrowing rate when interest cost is recognized. The adoption of the new rules, which for Headwaters was on October 1, 2009, required different accounting for Headwaters’ 2.50% Convertible Senior Subordinated Notes due 2014 issued in January 2007, the 16% Convertible Senior Subordinated Notes due 2016 issued in December 2008, and the 14.75% Convertible Senior Subordinated Notes due 2014 issued in March and April 2009. The new rules require retrospective application for all periods subsequent to January 2007 for Headwaters. More information about the adoption of these rules is provided in Note 6.

Variable Interest Entities. In June 2009, the FASB issued a new standard amending the consolidation guidance applicable to variable interest entities (ASC Topic 810 Consolidation). The new provisions, which significantly affect the overall analysis of which entities may be required to be consolidated, were effective for Headwaters as of October 1, 2010. These new rules do not require any changes in the entities Headwaters consolidates but could have an effect on the entities required to be consolidated in future periods.

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

Reclassifications—In addition to the retrospective application of the new rules related to convertible debt, certain other prior period amounts have been reclassified to conform to the current period’s presentation. The reclassifications had no effect on net income or total assets.

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

September 30, 2010

Revenues for the heavy construction materials segment consist primarily of CCP product sales to ready-mix concrete businesses, with a smaller amount from services provided to coal-fueled electric generating utilities. Revenues for the energy technology segment consist primarily of coal sales and equity earnings in joint ventures. Intersegment sales are immaterial.

The following segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. Segment performance is evaluated primarily on revenue and operating income, although other factors are also used, such as income tax credits generated by the energy technology segment and adjusted EBITDA, which is defined as net income plus net interest expense, income taxes (as defined), depreciation and amortization, stock-based compensation, foreign currency translation gain or loss and goodwill and other impairments, consistent with the methodology Headwaters has used historically.

Segment costs and expenses considered in deriving segment operating income (loss) include cost of revenue, amortization, research and development, and segment-specific selling, general and administrative expenses. Amounts included in the “Corporate” column represent expenses that are not allocated to any segment and include administrative departmental costs and general corporate overhead. Segment assets reflect those specifically attributable to individual segments and primarily include cash, accounts receivable, inventories, property, plant and equipment, intangible assets and goodwill. Certain other assets are included in the “Corporate” column.

	2008
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals
Segment revenue	$457,008	$313,373	$116,023	$0	$886,404

Depreciation and amortization	$(47,519)	$(12,264)	$(8,687)	$(414)	$(68,884)

Operating income (loss)	$(186,531)	$58,974	$(6,798)	$(18,526)	$(152,881)

Net interest expense					(29,775)
Other income (expense), net					6,499
Income tax benefit					2,691

Net loss					$(173,466)

Capital expenditures	$37,301	$7,151	$71,142	$607	$116,201

Segment assets	$870,132	$302,334	$161,296	$67,091	$1,400,853

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

	2009
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals
Segment revenue	$340,688	$260,934	$65,054	$0	$666,676

Depreciation and amortization	$(40,193)	$(12,371)	$(13,169)	$(340)	$(66,073)

Operating income (loss)	$(458,447)	$47,762	$(41,281)	$(16,176)	$(468,142)

Net interest expense					(46,101)
Other income (expense), net					(1,841)
Income tax benefit					90,399

Net loss					$(425,685)

Capital expenditures	$6,178	$20,713	$37,276	$41	$64,208

Segment assets	$333,943	$301,757	$192,133	$63,349	$891,182

	2010
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals
Segment revenue	$316,884	$258,264	$79,551	$0	$654,699

Depreciation and amortization	$(32,623)	$(13,699)	$(13,943)	$(133)	$(60,398)

Operating income (loss)	$17,178	$33,739	$(49,203)	$(20,272)	$(18,558)

Net interest expense					(71,618)
Other income (expense), net					4,479
Income tax benefit					36,215

Net loss					$(49,482)

Capital expenditures	$18,564	$4,114	$2,611	$27	$25,316

Segment assets	$320,124	$296,488	$166,951	$105,411	$888,974

4.	Current Assets

Trade Receivables Allowance—Activity in the trade receivables allowance account was as follows for the three-year period ended September 30, 2010.

(in thousands)	Balance at beginning of year	Charged to expense	Additions from acquisitions	Accounts written off	Balance at end of year
2008	$4,638	$1,149	$100	$(2,133)	$3,754
2009	3,754	1,191	0	(1,649)	3,296
2010	3,296	892	0	(668)	3,520

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

Inventories—Inventories consisted of the following at September 30:

(in thousands)	2009	2010
Raw materials	$9,856	$15,262
Finished goods	28,873	25,586

	$38,729	$40,848

5.	Long-Lived Assets

Property, Plant and Equipment—Property, plant and equipment consisted of the following at September 30:

(in thousands)	Estimated useful lives	2009	2010
Land and improvements	15 - 40 years	$12,674	$11,584
Coal rights	—	17,449	14,032
Buildings and improvements	2 - 40 years	128,556	104,910
Equipment and vehicles	2 - 30 years	206,172	229,324
Dies and molds	2 - 20 years	74,065	75,968
Construction in progress	—	34,772	11,751

		473,688	447,569
Less accumulated depreciation		(152,372)	(178,919)

Net property, plant and equipment		$321,316	$268,650

Depreciation expense was approximately $45.0 million, $42.7 million and $38.2 million in 2008, 2009 and 2010, respectively. In 2010, Headwaters recorded an asset impairment in its energy technology segment. The carrying value of a long-lived asset, including property, plant and equipment, is considered impaired when the anticipated cumulative undiscounted cash flow from that asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the future cash flows of the long-lived asset. Many of Headwaters’ coal cleaning assets were idled or have produced coal at low levels of capacity over the last two years, primarily because of market conditions, and were cash flow negative for these or other reasons. Using assumptions in a forecast of future cash flows that were based primarily on historical operating conditions, Headwaters determined that a coal cleaning asset impairment existed at September 30, 2010 and recorded a non-cash impairment charge of $34.5 million. If assumptions regarding future cash flows related to the coal cleaning assets prove to be incorrect, Headwaters may be required to record additional impairment charges in future periods.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

Intangible Assets—All of Headwaters’ identified intangible assets are being amortized. The following table summarizes the gross carrying amounts and related accumulated amortization of intangible assets as of September 30:

	Estimated useful lives	2009		2010
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
CCP contracts	8 - 20 years	$117,690	$45,181	$117,690	$51,912
Customer relationships	7 1/2 - 15 years	77,603	26,681	77,603	32,537
Trade names	5 - 20 years	67,425	16,700	67,425	20,114
Patents and patented technologies	4 - 19 years	55,058	28,625	53,426	31,044
Other	2 - 17 years	5,690	2,647	5,661	2,827

		$323,466	$119,834	$321,805	$138,434

Total amortization expense related to intangible assets was approximately $22.4 million, $23.4 million and $22.2 million in 2008, 2009 and 2010, respectively. Total estimated annual amortization expense for 2011 through 2015 is shown in the following table.

Year ending September 30:	(in thousands)
2011	$21,963
2012	20,133
2013	19,176
2014	18,698
2015	14,779

Goodwill—Changes in the carrying amount of goodwill, by segment, are as follows for the two-year period ended September 30, 2010.

(in thousands)	Light building products	Heavy construction materials	Energy technology	Total
Balances as of September 30, 2008	$461,854	$115,999	$4,258	$582,111
Adjustments to previously recorded purchase price	(456)	—	—	(456)
Goodwill impairment	(461,398)	—	(4,258)	(465,656)

Balances as of September 30, 2009 and 2010	$0	$115,999	$0	$115,999

The adjustments reflected above represent changes in estimates, primarily related to finalization of purchase price. In accordance with the requirements of ASC Topic 350 Intangibles–Goodwill and Other, Headwaters does not amortize goodwill, all of which relates to acquisitions. Under the requirements of ASC Topic 350, Headwaters is required to periodically test for goodwill impairment, at least annually, or sooner if indicators of possible impairment arise. Headwaters performs its annual impairment testing as of June 30, using a two-step process that begins with an estimation of the fair values of the reporting units that have goodwill. For all periods presented, Headwaters’ reporting units for purposes of testing for goodwill impairment are the same as its operating segments.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

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

As a result of the depressed new housing and residential repair and remodeling markets, Headwaters determined that the light building products reporting unit goodwill was impaired as of the June 30 test date in 2008, and a non-cash impairment charge of $205.0 million was recorded in that year. Due to the continuing decline in the new housing and residential repair and remodeling markets, the continued downward revisions by market analysts of near-term projections in these markets, the collapse of the credit markets in 2009 and the significant decline in Headwaters’ stock price during the six months ended March 31, 2009, management determined that indicators of further goodwill impairment in the light building products reporting unit existed. In addition, the significant declines in coal and oil prices and in Headwaters’ stock price indicated potential goodwill impairment in the energy technology reporting unit as well. Accordingly, Headwaters performed goodwill impairment tests for both the light building products and energy technology reporting units during the quarter ended March 31, 2009. Upon completion of the impairment tests, Headwaters wrote off all remaining goodwill in the light building products and energy technology reporting units, totaling approximately $465.7 million. None of the impairment charges in 2008 or 2009 affected Headwaters’ cash position, cash flow from operating activities or senior debt covenant compliance. Changes in the credit markets in late 2008 and in 2009 increased Headwaters’ borrowing rate, which borrowing rate directly affected the discount rate used in the goodwill impairment calculations. This increase in the discount rate led to the majority of the goodwill impairment in 2009.

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

Other—In addition to the impairment of property, plant and equipment previously described, in 2010 Headwaters also recorded an approximate $3.5 million impairment charge for assets related to a CCP loading facility that will not be utilized for future fly ash shipments.

6.	Liabilities

Other Accrued Liabilities—Other accrued liabilities consisted of the following at September 30:

(in thousands)	2009	2010
Cost of product received but not yet invoiced	$13,999	$15,443
Other	29,069	21,949

	$43,068	$37,392

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

Long-term debt—The total undiscounted face amount of Headwaters’ outstanding long-term debt was $456.3 million and $495.8 million as of September 30, 2009 and 2010, respectively. As of those dates, long-term debt consisted of the following:

(in thousands)	2009	2010
Senior secured notes (face amount $328,250), net of discount	$0	$325,800
Former senior secured debt	188,000	0
Convertible senior subordinated notes:
2.875%	71,795	0
16%, due 2016 with put date of June 2012 (face amount $48,277 at September 30, 2009 and $19,277 at September 30, 2010), net of discount	43,848	18,152
2.50%, due 2014 (face amount $120,900), net of discount	95,843	101,120
14.75%, due 2014 (face amount $27,370), net of discount	24,080	24,803

Total convertible notes, net of applicable discounts	235,566	144,075

Carrying amount of long-term debt, net of discounts	$423,566	$469,875

Former Senior Secured Debt—Headwaters’ senior secured borrowings as of September 30, 2009 consisted of a first lien term loan in the amount of $163.0 million, plus $25.0 million outstanding under an associated revolving credit arrangement. As described below, in October 2009 Headwaters issued new senior secured notes due 2014 totaling $328.3 million and used most of the proceeds to repay all amounts owed under the senior secured credit facility, at which time the facility was terminated. Because the amount outstanding under the revolving credit arrangement as of September 30, 2009 was repaid with those proceeds, Headwaters classified it as long-term in the accompanying 2009 consolidated balance sheet. In connection with the termination of the credit facility and early repayment of the debt, Headwaters wrote off all remaining related debt issue costs, aggregating approximately $2.0 million. In addition, in connection with consultations related to recapitalization transactions that occurred in October 2009 and other periods, Headwaters incurred $3.3 million of costs that were expensed during the quarter ended December 31, 2009, which amount is included in selling, general and administrative expenses in the consolidated statement of operations.

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

Prior to November 2012, the senior secured notes can be redeemed with proceeds from one or more equity offerings, provided a premium of 11.375% of the face amount of notes is paid and at least 65% of the aggregate

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

principal amount of notes issued remain outstanding following redemption. Otherwise, the senior secured notes can be redeemed at a price equal to 100% of the principal amount of the notes to be redeemed plus an applicable premium, as defined. From November 2012 until November 2013, the notes can be redeemed at face value plus a premium payment of approximately 5.7% of the face amount of notes, and from November 2013 until maturity, the notes can be redeemed at face value. Following certain asset sales, as defined, Headwaters could be required to prepay a portion of the outstanding notes.

The senior secured notes limit Headwaters in the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making investments and the payment of dividends or distributions, among other things. Headwaters was in compliance with all debt covenants as of September 30, 2010.

ABL Revolver—As of September 30, 2010, Headwaters had no borrowings outstanding under the ABL Revolver. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of Headwaters’ light building products and heavy construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets of Headwaters. As of September 30, 2010, availability under the ABL Revolver was approximately $61.7 million.

Outstanding borrowings under the ABL Revolver accrue interest at Headwaters’ option, at either i) the London Interbank Offered Rate (LIBOR) plus 3.75%, 4.0% or 4.25%, depending on Headwaters’ fixed charge coverage ratio; or ii) the “Base Rate” plus 2.25%, 2.5% or 2.75%, again depending on the fixed charge coverage ratio. The base rate is subject to a floor equal to the highest of i) the prime rate, ii) the federal funds rate plus 0.5%, and iii) the 30-day LIBOR rate plus 1.0%. Fees on the unused portion of the ABL Revolver range from 0.25% to 0.50%, depending on the amount of the credit facility which is utilized. If there would have been borrowings outstanding under the ABL Revolver as of September 30, 2010, the interest rate on those borrowings would have been approximately 4.5%. The ABL Revolver matures in October 2013, at which time all amounts borrowed must be repaid and the lending commitment terminates.

The ABL Revolver contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling assets, making capital expenditures, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than a specified percentage, Headwaters will be required to maintain a monthly fixed charge coverage ratio of at least (i) 1.0x for the preceding twelve-month period for each month ending on or prior to December 31, 2010, and (ii) 1.1x for the preceding twelve-month period for each month ending after December 31, 2010.

2.875% Convertible Senior Subordinated Notes Due 2016—In 2004, Headwaters issued $172.5 million of 2.875% convertible senior subordinated notes. In 2009, Headwaters entered into separate, privately-negotiated agreements with certain holders of the notes to exchange approximately $80.9 million in aggregate principal amount of the notes for approximately $63.3 million in aggregate principal amount of new 16% convertible senior subordinated notes due 2016, described below. Subsequently in 2009, Headwaters exchanged approximately $19.8 million of the 2.875% convertible senior subordinated notes plus related accrued interest for approximately 4.8 million shares of common stock. Finally, in October 2009, Headwaters repaid virtually all of

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

the remaining balance of $71.8 million of these notes with a portion of the proceeds from the new issuance of senior secured notes described above. In connection with the October 2009 early repayment of the debt, Headwaters wrote off all remaining related debt issue costs, aggregating approximately $0.6 million.

16% Convertible Senior Subordinated Notes Due 2016—As noted above, in 2009 Headwaters exchanged approximately $80.9 million of its 2.875% convertible senior subordinated notes for $63.3 million of new 16% convertible senior subordinated notes due 2016 (with interest payable semi-annually). In accordance with the provisions of ASC Topic 470 Debt, Headwaters accounted for this exchange of convertible debt securities as an extinguishment of the original debt and an issuance of new debt. A gain, recorded in other income (expense) of approximately $17.6 million, was recognized on the extinguishment of debt. Additionally, approximately $1.0 million of unamortized debt issue costs related to the extinguished $80.9 million of debt was charged to interest expense. Subsequently in 2009, Headwaters exchanged approximately $15.0 million of the 16% convertible senior subordinated notes plus related accrued interest for approximately 3.5 million shares of common stock.

In 2010, Headwaters repurchased and canceled $29.0 million in aggregate principal amount of the 16% notes. Terms of repayment included premiums totaling approximately $5.0 million, which were recorded as interest expense. Accelerated debt discount and debt issue costs aggregating approximately $2.1 million were also charged to interest expense. Following all of the above-described transactions in 2009 and 2010, approximately $19.3 million of these notes remained outstanding as of September 30, 2010.

The 16% notes are subordinate to the new senior secured notes described above and rank equally with the 2.50% and 14.75% convertible senior subordinated notes due 2014 described below, as well as any future issuances of senior subordinated debt. Holders of the 16% notes may convert the notes into shares of Headwaters’ common stock at a conversion rate of 42.5532 shares per $1,000 principal amount ($23.50 conversion price), or approximately 0.8 million aggregate shares of common stock, contingent upon certain events. The conversion rate is adjusted for events related to Headwaters’ common stock, including common stock issued as a dividend, rights or warrants to purchase common stock issued to all holders of Headwaters’ common stock, and other similar rights or events that apply to all holders of common stock. Upon conversion, Headwaters will pay cash up to the principal amount of the notes, and, at Headwaters’ option, cash, shares of common stock, or a combination of cash and shares, to the extent the price of Headwaters’ common stock exceeds the conversion price during a 20-trading-day observation period. The conversion rate is also adjusted for certain corporate transactions referred to as “fundamental changes.” As described below, the accounting for these notes changed upon adoption in October 2009 of the new rules related to accounting for convertible debt.

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

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

2.50% Convertible Senior Subordinated Notes Due 2014—In 2007, Headwaters issued $160.0 million of 2.50% convertible senior subordinated notes due 2014, with interest payable semi-annually. In 2009, Headwaters entered into separate, privately-negotiated agreements with certain holders of the notes to exchange approximately $39.1 million in aggregate principal amount of the notes for approximately $27.4 million in aggregate principal amount of new 14.75% convertible senior subordinated notes due 2014, described below.

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

Change in Accounting Principle—As described in Note 2, in May 2008, the FASB issued new rules related to accounting for convertible debt that may be settled in cash upon conversion. The new rules specify that issuers of convertible debt that can be settled in cash separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the entity’s nonconvertible debt borrowing rate when

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

interest cost is recognized. The adoption of the new rules, which for Headwaters was on October 1, 2009, required different accounting for Headwaters’ 2.50% Convertible Senior Subordinated Notes due 2014, the 16% Convertible Senior Subordinated Notes due 2016, and the 14.75% Convertible Senior Subordinated Notes due 2014. The new rules require retrospective application to all periods subsequent to January 2007 for Headwaters.

The adoption of the new rules required a redetermination of the carrying amounts of Headwaters’ 2.50% convertible notes, 16% convertible notes and 14.75% convertible notes, calculated by measuring the issue date fair values of similar debt instruments that do not have the conversion features, and recording an equity component for the difference between the original proceeds of the debt and the redetermined amounts of debt. Debt discount recorded as a result of the redetermination of the debt carrying values is amortized using the interest method and resulted in recognition of additional interest cost for all periods subsequent to January 2007. The original debt issuance costs were allocated pro-rata between debt and equity issuance costs and accounted for accordingly. Basis differences that arose from this accounting which represent temporary differences also required the recording of deferred taxes. The effective interest rates used in measuring the fair values of the convertible notes, absent the conversion features, were 8.75% for the 2.50% notes, 22% for the 16% notes and 20% for the 14.75% notes.

The adoption of the new rules increased reported interest cost by approximately $6.0 million, $7.1 million and $9.1 million for 2008, 2009, and 2010, respectively; decreased the reported 2009 gain on extinguishment of debt by approximately $8.9 million; increased the reported income tax benefit for 2008, 2009 and 2010 by approximately $2.2 million, $5.9 million, and $3.3 million, respectively; and did not have a material effect on interest capitalized for any period. The consolidated statements of cash flows for 2008, 2009 and 2010 were also affected by the changes in interest expense, other income and income tax benefit, which resulted in increases in the reported net losses of $3.8 million, $10.1 million and $5.8 million, respectively; increases in non-cash interest expense of $6.0 million, $7.1 million, and $9.1 million, respectively; and a decrease in gain on extinguishment of debt of $8.9 million in 2009. The retrospective application of the new rules resulted in the following cumulative changes to the consolidated balance sheet as of September 30, 2009: a decrease of $0.7 million in debt issue costs; a decrease of $32.8 million in long-term debt; an increase of $11.8 million in the liability for deferred income taxes; a decrease in retained earnings (increase in accumulated deficit) of $16.3 million; and an increase in additional paid-in capital of $36.6 million.

Interest and Debt Maturities—During 2008, Headwaters incurred total interest costs of approximately $32.0 million, including approximately $8.7 million of non-cash interest expense and approximately $0.9 million of interest costs that were capitalized. During 2009, Headwaters incurred total interest costs of approximately $47.9 million, including approximately $13.5 million of non-cash interest expense and approximately $1.4 million of interest costs that were capitalized. During 2010, Headwaters incurred total interest costs of approximately $72.4 million, including approximately $16.0 million of non-cash interest expense and approximately $0.4 million of interest costs that were capitalized.

Interest income was approximately $1.3 million, $0.4 million and $0.3 million for 2008, 2009 and 2010, respectively. The weighted-average interest rate on the face amount of outstanding long-term debt, disregarding amortization of debt issue costs, was approximately 7.7% and 9.6% at September 30, 2009 and 2010, respectively.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

There are currently no maturities of debt prior to 2014, unless the holders of the 16% convertible senior subordinated notes exercise their put option in 2012 (or Headwaters calls the notes for redemption). Future maturities of long-term debt as of September 30, 2010 are shown in the following table.

Year ending September 30,	(in thousands)
2014	$148,270
2015	328,250
2016	19,277

Total long-term debt	$495,797

7.	Fair Value of Financial Instruments

Headwaters’ financial instruments consist primarily of cash and cash equivalents, trade receivables, accounts payable and long-term debt. All of these financial instruments except long-term debt are either carried at fair value in the consolidated balance sheets or are short-term in nature. Accordingly, the carrying values for those financial instruments as reflected in the consolidated balance sheets closely approximate their fair values.

Headwaters’ outstanding debt as of September 30, 2009 consisted of both fixed-rate debt (all convertible senior subordinated notes) and variable-rate debt (former senior secured debt). As of September 30, 2010, all outstanding long-term debt was fixed-rate. Using fair values for the fixed-rate debt, the fair value of all outstanding long-term debt as of September 30, 2009 and 2010 would have been approximately $390.0 million and $495.0 million, respectively, compared to carrying values of $423.6 million and $469.9 million, respectively.

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

Headwaters recorded income taxes with an effective income tax benefit rate of 2%, 18% and 42% in 2008, 2009 and 2010, respectively. Exclusive of the goodwill impairments recorded in 2008 and 2009, most of which were not tax-deductible, the effective rates would have been approximately 30% and 50% for 2008 and 2009, respectively.

The effective tax rates, disregarding goodwill impairment, differ from the statutory rate primarily due to Section 45 tax credits. Section 45 refined coal tax credits (which are different from the Section 45K tax credits discussed elsewhere) have been generated by coal cleaning facilities that Headwaters owns and operates. Headwaters believes it is more likely than not that a significant portion of the refined coal produced at its coal cleaning facilities qualifies for tax credits pursuant to Section 45 of the Internal Revenue Code, notwithstanding the uncertainties and risks associated with the tax credits, as more fully described in Note 12.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

The income tax benefit consisted of the following for the years ended September 30:

(in thousands)	2008	2009	2010
Current tax benefit:
Federal	$9,335	$17,929	$28,322
State	341	(1,895)	1,979

Total current tax benefit	9,676	16,034	30,301
Deferred tax benefit (provision):
Federal	(7,663)	64,237	6,181
State	678	10,128	(267)

Total deferred tax benefit (provision)	(6,985)	74,365	5,914

Total income tax benefit	$2,691	$90,399	$36,215

The provision for income taxes differs from the amount computed using the statutory federal income tax rate due to the following:

(in thousands)	2008	2009	2010
Tax benefit at U.S. statutory rate	$61,655	$180,629	$29,994
State income taxes, net of federal tax effect	436	5,507	1,056
Estimated tax credits	1,985	8,290	6,407
Goodwill impairment	(60,149)	(100,425)	0
Other	(1,236)	(3,602)	(1,242)

Income tax benefit	$2,691	$90,399	$36,215

As of September 30, 2010, Headwaters had deferred tax assets related to U.S., state and non-U.S. net operating loss (NOL) and capital loss carryforwards totaling approximately $23.5 million. Headwaters has established a valuation allowance for a portion of this amount. A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. Because the realization of the deferred tax assets related to some of these NOLs and capital losses is dependent upon future income or capital gains related to domestic and foreign jurisdictional operations that have historically generated losses, management determined that it is not “more likely than not” that those NOLs and capital losses will be realized and therefore, a valuation allowance is required. Substantially all of the valuation allowance in 2009 and 2010 related to NOL carryforwards in states where Headwaters has generated losses. The U.S. and state NOLs and capital losses expire from 2011 to 2030. Substantially all of the non-U.S. NOLs do not expire.

Headwaters has utilized its 2009 and prior NOLs by carrying these amounts back to prior years, receiving income tax refunds. The 2010 NOLs and tax credit carryforwards are offset by Headwaters’ existing deferred income tax liabilities resulting in a near $0 deferred tax position as of September 30, 2010. Accordingly, in 2011, during which Headwaters currently expects to realize a loss before income taxes, there will be a full valuation allowance recorded on net deferred tax assets and Headwaters’ effective income tax rate could be near 0% for the year.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

The components of Headwaters’ deferred income tax assets and liabilities were as follows as of September 30:

(in thousands)	2009	2010
Deferred tax assets:
NOL and capital loss carryforwards	$8,696	$23,452
Tax credit carryforwards	14,429	16,051
Valuation allowances related to carryforwards and other items	(8,801)	(9,729)
Stock-based compensation	8,294	10,029
Convertible note hedge	8,272	6,600
Reserves and allowances	3,371	3,730
Estimated liabilities	5,681	0
Other	1,606	457

Total deferred tax assets	41,548	50,590
Deferred tax liabilities:
Property, plant and equipment basis differences	(29,404)	(32,948)
Goodwill and intangible asset basis differences	(10,411)	(8,577)
Convertible debt discount	(11,745)	(8,383)
Estimated liabilities	0	(2,714)
Interest on convertible senior subordinated notes	(8,757)	(63)

Total deferred tax liabilities	(60,317)	(52,685)

Net deferred tax liability	$(18,769)	$(2,095)

ASC Topic 740 Income Taxes prescribes a consistent financial reporting recognition threshold and measurement standard, as well as criteria for subsequently recognizing, derecognizing and measuring tax positions taken or expected to be taken in a tax return. ASC Topic 740 also requires expanded disclosures with respect to the uncertainty in income taxes. Headwaters adopted these rules effective as of October 1, 2007, the beginning of the 2008 fiscal year, with a cumulative adjustment to decrease retained earnings and increase income tax liabilities for unrecognized income tax benefits by approximately $19.8 million, which included $2.9 million for interest and penalties. Certain reclassifications of deferred income taxes were also made to conform to the presentation requirements of ASC Topic 740, but these were not material. A reconciliation of the change in the amount of gross unrecognized income tax benefits is as follows.

(in thousands)	2008	2009	2010
Gross unrecognized income tax benefits at beginning of year	$32,584	$29,586	$12,140
Changes based on tax positions related to the current year	632	221	89
Increases for tax positions related to prior years	7,106	8,050	5,189
Reductions for tax positions related to prior years	(10,736)	(24,470)	(1,328)
Settlements	0	(1,247)	(232)
Lapse of statute of limitations	0	0	(792)

Gross unrecognized income tax benefits at end of year	$29,586	$12,140	$15,066

During 2008, Headwaters recognized approximately $0.5 million of income tax expense for interest and penalties. During 2009, Headwaters released approximately $2.1 million of liabilities for interest and penalties. During 2010, Headwaters recognized approximately $0.3 million of interest and penalties and released

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

approximately $0.1 million of liabilities for interest and penalties. As of September 30, 2010, approximately $5.1 million was accrued for the payment of interest and penalties. Changes to the estimated liability for unrecognized income tax benefits during 2009 were primarily the result of settlement of the IRS audit for the years 2003 and 2004. As of September 30, 2010, approximately $11.6 million of gross unrecognized income tax benefits would affect the 2010 effective tax rate if released into income.

The calculation of tax liabilities involves uncertainties in the application of complex tax regulations in multiple jurisdictions. For example, Headwaters is currently under audit by the IRS for the years 2005 through 2008 and has open tax periods subject to examination by both federal and state taxing authorities for the years 2005 through 2010. Headwaters recognizes potential liabilities for anticipated tax audit issues in the U.S. and state tax jurisdictions based on estimates of whether, and the extent to which, additional taxes and interest will be due. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer required to be recorded in the consolidated financial statements. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. It is reasonably possible that the amount of Headwaters’ unrecognized income tax benefits will change significantly within the next 12 months. These changes could be the result of Headwaters’ ongoing tax audits or the settlement of outstanding audit issues. However, due to the number of years under audit and the matters being examined, at the current time, an estimate of the range of reasonably possible outcomes cannot be made, beyond amounts currently accrued.

9.	Equity Securities and Stock-Based Compensation

Authorized Stock—Headwaters has 100.0 million shares of authorized common stock and 10.0 million shares of authorized preferred stock. No preferred stock was issued or outstanding as of September 30, 2009 or 2010.

Issuance of Common Stock—As described in more detail in Note 6, in 2009 Headwaters issued approximately 8.3 million shares of common stock in exchange for certain outstanding convertible senior subordinated notes. Also in 2009, Headwaters issued 9.6 million shares of common stock for gross cash proceeds of approximately $37.4 million. After deducting offering costs totaling approximately $2.9 million, the net cash proceeds of $34.5 million were used to pay down Headwaters’ former senior secured term debt.

Shelf Registration—Approximately $212.6 million remains available for future offerings of securities under a universal registration statement on file with the SEC. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering could commence under the registration statement.

Grants and Cancellations of Stock Incentive Awards—The Compensation Committee of Headwaters’ Board of Directors (the Committee) approved the grant of approximately 1.2 million, 2.4 million and 1.1 million stock-based awards during 2008, 2009 and 2010, respectively. The awards consisted of options, SARs, restricted stock and restricted stock units granted to directors, officers and employees. Approximately 1.2 million of the 2009 awards were performance-based SARs, which were cancelled on September 30, 2009 because the performance criteria required to be met on or before that date for vesting to occur were not met and the awards could never vest. Accordingly, no expense for those SARs was recognized in 2009 or any other period. Subsequent to September 30, 2010, the Committee granted approximately 0.7 million stock-based awards to officers and employees.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

All stock-based awards for the years 2008 through 2010 and subsequent thereto were granted under existing equity compensation plans, and all options and SARs have an exercise price equal to the fair market value of Headwaters’ common stock on the dates of grant and a contractual term of 10 years. When exercised by grantees, SARs are settled in Headwaters’ common stock, with the exception of the cash-settled SARs granted subsequent to September 30, 2010 described in Note 12.

Stock-Based Compensation—Stock-based compensation expense was approximately $5.3 million, $5.6 million and $5.0 million in 2008, 2009 and 2010, respectively. The total income tax benefit recognized for stock-based compensation in the consolidated statements of operations was approximately $1.9 million, $1.4 million and $1.8 million for 2008, 2009 and 2010, respectively.

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

The following table summarizes the assumptions used in determining the fair values of stock-based awards for the years indicated.

	2008	2009	2010
Expected stock volatility	35% - 40%	45% - 60%	65%
Risk-free interest rates	2.1% - 4.2%	1.4% - 4.0%	0.4% - 3.6%
Expected lives (beyond vest dates)	2.5 - 4 years	2 - 4 years	4 years
Dividend yield	0%	0%	0%

Expected stock price volatility was estimated using primarily historical volatilities of Headwaters’ stock. Implied volatilities of traded options on Headwaters’ stock, volatility predicted by other models, and an analysis of volatilities used by other public companies in comparable lines of business to Headwaters were also considered. Risk-free interest rates used were the U.S. Treasury bond yields with terms corresponding to the expected terms of the awards being valued. In estimating expected lives, Headwaters considered the contractual and vesting terms of awards, along with historical experience; however, due to insufficient historical data from which to reliably estimate expected lives, Headwaters used estimates based on the “simplified method” set forth by the SEC in Staff Accounting Bulletins No. 107 and 110, where expected life is estimated by summing the award’s vesting term and contractual term and dividing that result by two. Insufficient historical data from which to more reliably estimate expected lives is expected to exist for the foreseeable future due to the varying terms of awards granted in recent and past years, along with other factors.

Equity Compensation Plans—As of September 30, 2009, Headwaters had four equity compensation plans, three of which were approved by stockholders. In 2010, Headwaters’ stockholders approved a new 2010 Incentive Compensation Plan (2010 ICP). The 2010 ICP authorizes the issuance of up to 2.5 million shares of common stock for stock-based incentives, as well as certain cash incentives, as determined by the Committee. In connection with the approval of the 2010 ICP, Headwaters agreed to not issue any additional stock-based awards under any of its other existing compensation plans. Following the grants of equity-based awards made subsequent to September 30, 2010, approximately 1.7 million shares were available for future grants under the 2010 ICP.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

Headwaters uses newly issued shares to meet its obligations to issue stock when awards are exercised. The Committee, or in its absence, the full Board, administers and interprets all equity compensation plans (Plans). This Committee is authorized to grant stock-based awards and other awards both under the Plans and outside of any Plan to eligible employees, officers, directors, and consultants of Headwaters. Terms of awards granted under the Plans, including vesting requirements, are determined by the Committee and historically have varied significantly. Awards granted under the Plans vest over periods ranging from zero to ten years, expire ten years from the date of grant and are not transferable other than by will or by the laws of descent and distribution. Incentive stock option grants must meet the requirements of the Internal Revenue Code.

Stockholder Approval of Equity Compensation Plans—The following table presents information related to stockholder approval of equity compensation plans as of September 30, 2010.

(in thousands)
Plan Category	Maximum shares to be issued upon exercise of options and other awards	Weighted-average exercise price of outstanding options and other awards	Shares remaining available for future issuance under existing equity compensation plans (excluding shares reflected in the first column)
Plans approved by stockholders	3,491	$14.48	2,500
Plans not approved by stockholders	1,089	16.97	0

Total	4,580	$15.07	2,500

As discussed above, Headwaters has five Plans under which options and SARs have been granted and stockholders have approved four of the five Plans. Headwaters has also issued options not covered by any Plan. The amounts included in the caption “not approved by stockholders” in the above table represent amounts applicable under the Plan not approved by stockholders plus all awards granted outside of any Plan.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

Stock Options—The following table summarizes the activity for all of Headwaters’ stock options, including options not granted under the Plans.

(in thousands of shares)	Shares	Weighted- average exercise price	Weighted- average remaining contractual term in years	Aggregate intrinsic value
Outstanding at September 30, 2007	2,370	$20.41
Granted	48	13.57
Exercised	(87)	3.13
Forfeited or expired	(256)	20.33

Outstanding at September 30, 2008	2,075	$20.98	4.8	$1,003

Granted	0	$0.00
Exercised	(73)	5.58
Forfeited or expired	(190)	20.35

Outstanding at September 30, 2009	1,812	$21.67	4.2	$0

Granted	0	$0.00
Exercised	0	0.00
Forfeited or expired	(11)	19.92

Outstanding at September 30, 2010	1,801	$21.68	3.2	$0

Exercisable at September 30, 2008	1,982	$20.90	4.7	$1,003

Exercisable at September 30, 2009	1,808	$21.65	4.2	$0

Exercisable at September 30, 2010	1,801	$21.68	3.2	$0

The weighted-average grant-date fair value (calculated using the B-S-M model) of options granted in 2008 was $5.17. The total intrinsic value of options exercised was approximately $0.9 million and $0.1 million in 2008 and 2009, respectively.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

SARs—The following table summarizes the activity for all of Headwaters’ SARs.

(in thousands of shares)	Shares	Weighted- average threshold price	Weighted- average remaining contractual term in years	Aggregate intrinsic value
Outstanding at September 30, 2007	509	$28.42
Granted	948	13.65
Exercised	0	0
Forfeited or expired	(162)	27.81

Outstanding at September 30, 2008	1,295	$17.68	8.4	$26

Granted	2,123	$5.58
Exercised	0	0
Forfeited or expired	(1,487)	4.71

Outstanding at September 30, 2009	1,931	$14.37	7.9	$0

Granted	790	$4.60
Exercised	0	0
Forfeited or expired	(106)	13.28

Outstanding at September 30, 2010	2,615	$11.46	7.5	$0

Exercisable at September 30, 2008	439	$17.77	7.5	$26

Exercisable at September 30, 2009	956	$15.15	7.5	$0

Exercisable at September 30, 2010	1,731	$12.98	7.0	$0

The weighted-average grant-date fair value of SARs granted was $5.40, $2.57 and $2.77 in 2008, 2009 and 2010, respectively.

Other Stock-Based Awards and Unrecognized Compensation Cost—In addition to the stock options and SARs reflected in the tables above, during 2008 through 2010 Headwaters also issued approximately 0.7 million shares of restricted common stock to officers and employees and approximately 0.2 million restricted stock units to non-affiliated directors. The restricted stock vests over an approximate three-year period and the restricted stock units vest over an approximate one-year period. The restricted stock and restricted stock units were issued at no cost to the recipients and compensation expense equal to the trading price of the stock on the dates of grant is therefore recognized over the related vesting periods, which also represent the requisite service periods. Headwaters also recognizes compensation expense in connection with its Employee Stock Purchase Plan (ESPP). Compensation expense related to restricted stock, restricted stock units and the ESPP was approximately $1.4 million, $1.9 million and $2.3 million in 2008, 2009 and 2010, respectively.

As of September 30, 2010, there was approximately $2.8 million of total compensation cost related to unvested awards not yet recognized. This unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.4 years. Due to the grant of stock-based awards subsequent to September 30, 2010 described above, the amount of total compensation cost related to nonvested awards has increased, and the weighted-average period over which compensation cost will be recognized has changed.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

10.	Earnings Per Share

The following table sets forth the computation of basic and diluted EPS for the years ended September 30:

(in thousands, except per-share data)	2008	2009	2010
Numerator:
Numerator for basic and diluted earnings per share—net loss	$(173,466)	$(425,685)	$(49,482)

Denominator:
Denominator for basic and diluted earnings per share—weighted-average shares outstanding	41,357	43,337	59,973

Basic loss per share	$(4.19)	$(9.82)	$(0.83)

Diluted loss per share	$(4.19)	$(9.82)	$(0.83)

Anti-dilutive securities not considered in diluted EPS calculation:
SARs	1,227	2,035	2,662
Stock options	2,162	1,929	1,807
Restricted stock	0	342	117
Shares issuable upon conversion of convertible notes	5,750	2,758	176

11.	Acquisitions

In both 2008 and 2010, Headwaters acquired certain assets and assumed certain liabilities of privately-held companies in the light building products industry. Total consideration for the 2010 acquisition was approximately $1.6 million. Total consideration for the 2008 acquisition was approximately $16.1 million, of which approximately $5.0 million was paid at the date of acquisition and approximately $10.8 million was paid in 2009, with approximately $0.3 million of assumed liabilities. In 2007, Headwaters acquired a privately-held company for which $19.0 million of the purchase price was paid in 2008. Subsequent to September 30, 2010, Headwaters acquired certain assets and assumed certain liabilities of a privately-held company in the light building products industry for total consideration of approximately $1.2 million.

12.	Commitments and Contingencies

Commitments and contingencies as of September 30, 2010 not disclosed elsewhere, are as follows.

Leases—Headwaters has noncancellable operating leases for certain facilities and equipment. Most of these leases have renewal terms and currently are set to expire in various years through 2019. Rental expense was approximately $35.0 million, $39.2 million and $41.8 million in 2008, 2009 and 2010, respectively. As of September 30, 2010, minimum rental payments due under these leases are as follows.

Year ending September 30:	(in thousands)
2011	$27,319
2012	21,673
2013	16,104
2014	11,939
2015	6,841
Thereafter	3,270

$87,146

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

Purchase Commitments—Certain CCP contracts with suppliers require Headwaters to make minimum purchases of raw materials. In addition, some of Headwaters’ other subsidiaries have contracted with suppliers for the future purchase of materials. Actual purchases under contracts with minimum requirements were approximately $19.4 million, $18.3 million and $16.9 million for 2008, 2009 and 2010, respectively. As of September 30, 2010, minimum future purchase requirements, the large majority of which relate to CCP contracts, are as follows.

Year ending September 30:	(in thousands)
2011	$11,552
2012	5,147
2013	4,604
2014	3,566
2015	3,266
Thereafter	13,507

$41,642

Compensation Arrangements—Employment Agreements. Headwaters and its subsidiaries have entered into employment agreements with its Chief Executive Officer and several other officers and employees. The agreements have original terms ranging up to five years, many of which are renewable by Headwaters, often for one-year terms. They provide for annual salaries currently ranging from approximately $0.1 million to $0.7 million annually per person. Assuming all agreements set to expire in 2011 are renewed, the annual salary commitment under all employment agreements combined would currently approximate $2.0 million. The aggregate commitment for all future periods as of September 30, 2010, assuming no renewals, is approximately $5.9 million. Many agreements provide for termination benefits, which vary widely from agreement to agreement.

Long-Term Incentive Cash Bonus Awards. In 2006, Headwaters’ Compensation Committee (the Committee) authorized the grant of long-term incentive cash bonus awards to certain officers and employees, which awards were granted under Headwaters’ 2005 Long Term Incentive Compensation Plan. In accordance with terms of the awards, cash payments are based on several factors, including the achievement of stipulated financial goals as measured by economic value added (EVA) by Headwaters and its operating units over the three-year period ended September 30, 2008. Payments for these awards could not exceed $30.0 million in the aggregate; however, based on actual results achieved during the three-year performance period, payouts earned under the awards aggregated only $2.8 million, of which $0.7 million was accrued as of September 30, 2010 and paid subsequent to September 30, 2010.

Cash Performance Unit Awards. In 2009, the Committee approved grants of performance unit awards to certain officers and employees, to be settled in cash, based on the achievement of goals tied to cumulative divisional free cash flow generated subsequent to September 30, 2008 and prior to September 30, 2028. These awards replaced all existing long-term cash awards, except for certain awards already earned at the date of grant. For purposes of these awards, free cash flow is generally defined as operating income plus depreciation, amortization and goodwill impairment, reduced by capital expenditures. Payments vest according to a predetermined schedule as free cash flow accumulates over time.

In 2010, the Committee terminated the performance unit awards for all participants in the corporate business unit and assigned a five-year performance period term to the free cash flow goals, aggregating $850.0 million, for the remaining participating business units. As of September 30, 2010, these business units had generated

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

approximately $148.0 million of free cash flow and accrued approximately $1.3 million of expense for the awards, $0.7 million of which was paid subsequent to September 30, 2010. The maximum payout under the amended performance unit awards if all performance criteria were to be achieved by the participating operating divisions would be approximately $35.8 million. Due to the shortened term of the performance period, it is currently expected that the ultimate payout will be significantly less than the maximum payout.

Also in 2010, in accordance with terms of the 2010 ICP, the Committee approved grants of performance unit awards to certain officers and employees in the corporate business unit, to be settled in cash, based on the achievement of goals related to consolidated free cash flow generated in the second half of fiscal 2010. For purposes of these awards, free cash flow is generally defined as operating income plus depreciation, amortization, goodwill impairment and Section 45 tax credits, reduced by capital expenditures. The awards were calculated using a target compensation amount for each participant and were adjusted, subject to prescribed limitations, based on the actual consolidated free cash flow generated during the six-month performance period ended September 30, 2010, using a threshold/target/maximum adjustment structure. The free cash flow generated during the performance period exceeded the maximum level, and accordingly, the awards will vest and be settled in cash in annual installments over the next two years, provided the participant is still employed by Headwaters at the respective vesting dates. The awards will be further adjusted using the average stock price for the 60 days immediately preceding the respective vest dates.

Assuming the average closing stock price for the 60 days in the period ended September 30, 2010 of $3.37 remains unchanged for the September 30, 2011 and 2012 vesting dates, the maximum payout under this arrangement, all of which has been accrued as of September 30, 2010, would be approximately $2.5 million. It is the current intent of the Committee to grant future performance unit awards to certain officers and employees in the corporate business unit, based on fiscal year performance periods, with terms similar to those described above; however, there is no obligation to do so. Subsequent to September 30, 2010, the Committee approved such grants to participants in the corporate business unit related to consolidated free cash flow generated during 2011.

Cash-Settled SAR Grants. Also subsequent to September 30, 2010, the Committee approved the grant to certain employees of approximately 0.4 million cash-settled SARs. These SARs will vest in annual installments over the next three years, provided the participant is still employed at the respective vesting dates, and will be settled in cash upon exercise by the employee.

Executive Change in Control Agreements. The Committee has also approved “Executive Change in Control Agreements” with certain officers. Upon a change in control, as defined, the agreements provide for immediate vesting and exercisability of all outstanding stock awards. In addition, if termination of employment occurs within a specified period of a change in control, the agreements provide for i) severance pay equal to two times the sum of an officer’s current annual salary plus the highest cash bonus paid or payable for any single year in the three-year period commencing two years prior to the year in which the change in control occurs; and ii) continuance of health and other benefits and perquisites for a two-year period following the change in control. If terminations associated with a change in control would have occurred on September 30, 2010, the cash severance payments due to the officers, the estimated costs of continuing benefits and perquisites, and the excess of the market value of stock-based awards above related exercise prices would have aggregated approximately $8.6 million.

Employee Benefit Plans—In addition to standard health and life insurance programs, Headwaters has five employee benefit plans that were operative from 2008 through 2010: the 401(k) Profit Sharing Plan (401(k)

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

Plan), the 2000 Employee Stock Purchase Plan (ESPP), the Incentive Bonus Plan (IBP), the Deferred Compensation Plan (DCP) and an Incentive Compensation Plan (ICP). Substantially all employees of Headwaters are eligible to participate in the 401(k) Plan and the ESPP after meeting length of service requirements. Only designated employees are eligible to participate in the IBP, DCP and ICP.

The total expense for all of Headwaters’ benefit plans combined (including all general and discretionary bonuses, but excluding standard health and life insurance programs and ESPP expense, which is included in stock-based compensation) was approximately $14.2 million, $7.1 million and $11.5 million in 2008, 2009 and 2010, respectively.

401(k) Plan. Under the terms of the 401(k) Plan, eligible employees may elect to make tax-deferred contributions of up to 50% of their compensation, subject to statutory limitations. Headwaters may match employee contributions up to a designated maximum rate, which matching contributions vest after three years. Headwaters is not required to be profitable to make matching contributions.

ESPP. The ESPP provides eligible employees with an opportunity to purchase Headwaters common stock on favorable terms and to pay for such purchases through payroll deductions. Approximately 4.3 million shares of common stock have been reserved for issuance under the Plan, and approximately 3.0 million shares remain available for future issuance as of September 30, 2010. In accordance with terms of the ESPP, participating employees purchase shares of stock directly from Headwaters, which shares, until recently, have been made available from treasury shares which were purchased on the open market. During 2010, Headwaters began issuing newly-issued shares to meet its commitment under the ESPP. The ESPP is intended to comply with Section 423 of the Internal Revenue Code, but is not subject to the requirements of ERISA. Employees purchase stock through payroll deductions of 1% to 10% of cash compensation, subject to certain limitations. The stock is purchased in a series of quarterly offerings. The cost per share to the employee is 85% of the fair market value at the end of each quarterly offering period.

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

ICP. Through early 2010, Headwaters used the 2005 Long-Term Incentive Plan for cash bonus awards and certain other incentive awards. Following stockholder approval of the 2010 ICP, Headwaters began using it for such awards. Significant obligations under these two ICPs include i) the 2006 long-term incentive cash bonus awards described above; ii) the 2009, 2010 and 2011 cash performance unit awards, described above; iii) the 2011 cash-settled SAR grants, also described above; and iv) grants of certain stock-based awards as described in Note 9.

Self Insurance—Headwaters has adopted self-insured medical insurance plans that cover substantially all employees. There is stop-loss coverage for amounts in excess of $200,000 per individual per year. Headwaters also self insures for workers compensation claims in most states, limited by stop-loss coverage which begins for amounts in excess of $250,000 per occurrence and approximately $5.0 million in the aggregate annually.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

Headwaters has contracted with third-party administrators to assist in the payment and administration of claims. Insurance claims are recognized as expense when incurred and include an estimate of costs for claims incurred but not reported at the balance sheet date. As of September 30, 2010, approximately $7.2 million is accrued for medical and workers compensation claims incurred on or before September 30, 2010 that have not been paid or reported.

Property, Plant and Equipment—As of September 30, 2010, Headwaters was committed to spend approximately $0.6 million on capital projects that were in various stages of completion.

Joint Venture Obligations—Headwaters has entered into various joint ventures with Evonik Industries AG, an international chemical company based in Germany. One of these joint ventures purchased a hydrogen peroxide business located in South Korea for which Headwaters was at risk for payment of 50% of the joint venture’s obligations, limited to Headwaters’ investment in the joint venture. Headwaters sold its interest in this joint venture in 2010 and recognized a gain of approximately $3.9 million, recorded in other income in the consolidated statement of operations. Through the date of sale, Headwaters applied the equity method of accounting for its interest in this joint venture, and accordingly recorded its share of the joint venture’s foreign currency transaction gains and losses. These gains and losses arose primarily because the joint venture’s functional currency was the Korean Won, but it had significant debt obligations denominated in and repayable in the Euro. Headwaters’ share of the joint venture’s foreign currency transaction gains (losses) were approximately $(6.6) million, $1.1 million and $2.1 million in 2008, 2009 and 2010, respectively.

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

Historically, costs paid to outside legal counsel for litigation have comprised a majority of Headwaters’ litigation-related costs. Headwaters incurred approximately $1.8 million, $4.2 million and $5.3 million of expense for legal matters in 2008, 2009 and 2010, respectively, which consisted primarily of costs for outside legal counsel. Headwaters currently believes the range of potential loss for all unresolved matters, excluding costs for outside counsel, is from $1.0 million up to the amounts sought by claimants and has recorded a total liability as of September 30, 2010 of $1.0 million. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Headwaters’ outside counsel currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability to Headwaters. Accordingly, management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability, nor is it possible to estimate what litigation-related costs will be in future periods.

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

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

Boynton. In 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. In 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee filed by former stockholders of Adtech alleging, among other things, fraud, conspiracy, constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. All claims against Headwaters were dismissed in pretrial proceedings except claims of conspiracy and constructive trust. The District Court certified a class comprised of substantially all purported stockholders of Adtech, Inc. The plaintiffs sought compensatory damages from Headwaters in the approximate amount of $43.0 million plus prejudgment interest and punitive damages. In June 2009, a jury reached a verdict in a trial in the amount of $8.7 million for the eight named plaintiffs representing a portion of the class members. In September 2010, a jury reached a verdict after a trial for the remaining 46 members of the class in the amount of $7.3 million. The parties have filed motions requesting that the trial court modify the damages as a matter of law. It is expected that there will be further trial court rulings to resolve an equitable claim and equitable defenses as to all members of the class. It is not expected that a final judgment will be entered by the trial court until all issues are concluded following such further trial court proceedings. Once final judgment is entered, the parties may seek relief from judgment by motion to the trial court and by appeal from the final judgment. Because the resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability.

Mainland Laboratory. HRI entered into a license agreement for the use of a fly ash carbon treatment technology with Mainland Laboratory, LTD (Mainland) in 2000. The agreement grants exclusive rights to the patented carbon treatment technology owned by Mainland. In 2006, HRI became aware of prior art relating to the Mainland patented technology which Headwaters believed invalidated the Mainland patent and HRI stopped paying royalties under the agreement. In 2007, Mainland filed suit against HRI in the United States District Court for the Southern District of Texas with a demand for arbitration under the terms of the license agreement, for breach of contract and patent infringement. Mainland is seeking approximately $23.0 million in damages, enhancement of any damages award based on alleged willful infringement of its patent, and recovery of its costs associated with the litigation, including its attorneys’ fees. Additionally, Mainland is seeking an injunction to stop HRI from practicing the technology covered by the patent. The District Court has ruled that Mainland’s patent is invalid and remanded the case to arbitration for further proceedings. Because the resolution of remaining claims in arbitration is uncertain, legal counsel and management cannot express an opinion concerning the likely outcome of this matter or the liability of HRI, if any.

Fentress Families Trust. VFL Technology Corporation (VFL), acquired by HRI in 2004, provides services related to fly ash disposal to Virginia Electric and Power Company. Approximately 395 plaintiffs, most of whom are homeowners living in the City of Chesapeake, Virginia, filed a complaint in March 2009 in the State of Virginia Chesapeake Circuit Court against 16 named defendants, including Virginia Electric and Power Company, certain persons associated with the Battlefield Golf Course, including the owner, developer, and contractors, and others, including VFL and HRI. The complaint alleges that fly ash used to construct the golf course has contaminated area ground water exposing plaintiffs to toxic chemicals and causing property damage. The amended complaint alleges negligence and nuisance and seeks a new water system, monitoring costs, site clean-up, and other damages totaling approximately $1.8 billion, including certain injunctive relief. A second lawsuit was filed in August 2009 and has been consolidated with the first action where approximately 62 plaintiffs have sued essentially the same defendants, alleging similar claims and requests for damages, in excess of $1.5 billion. A defendant cross-claimed for indemnity, breach of contract, negligent and intentional misrepresentation, and tortious interference against other defendants, including HRI, claiming compensatory

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

damages of approximately $15.0 million, punitive damages, as well as remediation of the golf course site. HRI has filed insurance claims, which are the subject of dispute, although insurance is paying for the defense of the case. The amount of the claims against HRI exceeds the amount of insurance. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability, or the insurers’ obligation to indemnify HRI against loss, if any.

Archstone. Archstone owns an apartment complex in Westbury, New York. Archstone alleges that moisture penetrated the building envelope and damaged moisture sensitive parts of the buildings which began to rot and grow mold. In 2008, Archstone evicted its tenants and began repairing the twenty-one apartment buildings. Also in 2008, Archstone filed a complaint in the Nassau County Supreme Court of the State of New York against the prime contractor and its performance bond surety, the designer, and Eldorado Stone, LLC which supplied architectural stone that was installed by others during construction. The prime contractor then sued over a dozen subcontractors who in turn sued others. Archstone claims as damages approximately $36.0 million in repair costs, $15.0 million in lost lease payments, $7.0 million to tenants who have sued Archstone, and $7.0 million for class action defense fees, plus prejudgment interest and attorney’s fees. Eldorado Stone answered denying liability and tendered the matter to its insurers who are paying for the defense of the case. Eldorado has moved for partial summary judgment on Archstone’s claims. A decision is expected in early 2011. Because the resolution of the action is uncertain, legal counsel and management cannot express an opinion concerning the likely outcome of this matter, the liability of Eldorado Stone, if any, or the insurers’ obligation to indemnify Eldorado Stone against loss, if any.

Headwaters Building Products Matters. There are litigation and pending and threatened claims made against certain subsidiaries of Headwaters Building Products (HBP), a division within Headwaters’ light building products segment, with respect to several types of exterior finish systems manufactured and sold by its subsidiaries for application by contractors on residential and commercial buildings. Typically, litigation and these claims are defended by such subsidiaries’ insurance carriers. The plaintiffs or claimants in these matters have alleged that the structures have suffered damage from latent or progressive water penetration due to some alleged failure of the building product or wall system. One claim involves alleged defects associated with components of an Exterior Insulating and Finish System (EIFS) which was produced for a limited time (through 1997) by the HBP subsidiaries. Other claims involve alleged liabilities associated with certain stucco, mortar, aerated concrete block and architectural stone products which are produced and sold by certain subsidiaries of HBP.

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

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

from exterior insulating finish systems, or EIFS, that have manifested after March 2003. Because resolution of the litigation and claims is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HBP’s liability.

Other. Headwaters and its subsidiaries are also involved in other legal proceedings that have arisen in the normal course of business.

Section 45K Tax Credits—In prior years, Headwaters claimed Section 45K tax credits for synthetic fuel sales from facilities in which it owned an interest. As described in Note 8, the IRS is currently auditing Headwaters for the years 2005 through 2008. The IRS has issued a report disallowing the Section 45K tax credits for the 2005 and 2006 years, which, if sustained in full, could result in payment of up to $15.1 million of additional taxes, plus any penalties and interest. Headwaters has filed a protest challenging the proposed adjustments. Should the IRS prevail with respect to its assertions relating to the 2005 and 2006 tax years, it is also possible that Section 45K tax credits that Headwaters claimed in its 2007 and 2008 tax years will also be disallowed. The amount of Section 45K tax credits claimed for these years is approximately $6.3 million.

Section 45 Tax Credits—As explained in Note 8, Headwaters’ effective tax rates for 2008 through 2010 are different from the statutory rate in part due to refined coal tax credits related to facilities that Headwaters owns and operates. Headwaters believes a significant portion of the refined coal produced at these facilities and sold to qualified buyers qualifies for tax credits under Section 45 (which are different from the Section 45K tax credits discussed above) of the Internal Revenue Code. In September 2010, the IRS issued Notice 2010-54 (Notice) giving some public guidance about how this tax credit program will be administered and some of the restrictions on the availability of such credits. Among other things, the Notice requires that for coal cleaning operations to qualify for Section 45 credits, the facilities must have been put into service for the purpose of producing refined coal and must produce refined coal from waste coal. In addition, the Notice gives guidance about the testing that must be conducted to certify the emissions reduction required by Section 45. Based on the language of Section 45 and the Notice, Headwaters believes that its coal cleaning facilities are eligible for Section 45 refined coal tax credits, and as a result, has recognized a benefit for such credits beginning with its 2007 income tax provisions. The ability to claim tax credits is dependent upon a number of conditions, including, but not limited to:

•	Placing facilities in service on or before December 31, 2008;

•	Producing a fuel from coal that is lower in NOx and either SOx or mercury emissions by the specified amount as compared to the emissions of the feedstock;

•	Producing a fuel at least 50% more valuable than the feedstock; and

•	Sale of the fuel to a third party for the purpose of producing steam.

Headwaters is under audit by the IRS concerning its Section 45 tax credits. There are multiple bases upon which the IRS may challenge the tax credits, including whether Headwaters’ facilities were placed in service for the purpose of producing refined coal, whether the facilities use waste coal as a feedstock, and whether the testing methods and certifications adequately demonstrate the required emissions reductions. In addition, Congress may modify or repeal Section 45 so that these tax credits may not be available in the future. Through September 30, 2010, Headwaters has recognized a total income tax benefit of approximately $15.9 million related to Section 45 tax credits.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

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

In addition to transactions disclosed elsewhere, Headwaters was involved in the following transactions with related parties. A director of Headwaters is a principal in one of the insurance brokerage companies Headwaters uses to purchase certain insurance benefits for its employees. Commissions paid to that company by providers of insurance services to Headwaters totaled approximately $0.2 million in 2008, 2009 and 2010.

A majority of one of Headwaters’ subsidiary’s transportation needs are provided by a company, two of the principals of which are related to an officer of the subsidiary. Costs incurred were approximately $7.8 million, $6.8 million and $5.5 million in 2008, 2009 and 2010, respectively.

One of Headwaters’ other subsidiaries purchases product from an entity located in Mexico in which a person who was an officer of Headwaters until November 2007 has a minority ownership interest. Costs incurred for materials purchased from this entity were approximately $10.2 million, $6.7 million and $8.6 million in 2008, 2009 and 2010, respectively.

14.	Condensed Consolidating Financial Information

Headwaters’ senior secured notes are jointly and severally, fully and unconditionally guaranteed by Headwaters Incorporated and by all of Headwaters’ wholly-owned domestic subsidiaries. The non-guaranteeing entities include primarily joint ventures in which Headwaters has a non-controlling ownership interest. Separate stand-alone financial statements and disclosures for Headwaters Incorporated and each of the guarantor subsidiaries are not presented because the guarantees are full and unconditional and the guarantor subsidiaries have joint and several liability.

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

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

CONDENSED CONSOLIDATING BALANCE SHEET—September 30, 2009

(in thousands)	Guarantor Subsidiaries	Parent Company	Eliminations and Reclassifications	Headwaters Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(2,947)	$18,881	$—	$15,934
Trade receivables, net	91,411			91,411
Inventories	38,729			38,729
Current and deferred income taxes	5,992	6,293	16,482	28,767
Other	11,773	82		11,855

Total current assets	144,958	25,256	16,482	186,696

Property, plant and equipment, net	320,545	771	—	321,316

Other assets:
Intangible assets, net	203,632			203,632
Goodwill	115,999			115,999
Investments in subsidiaries and intercompany accounts	296,906	161,592	(458,498)	—
Intercompany notes	(637,046)	637,046		—
Deferred income taxes	77,284	18,230	(95,514)	—
Other	42,180	21,359		63,539

Total other assets	98,955	838,227	(554,012)	383,170

Total assets	$564,458	$864,254	$(537,530)	$891,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,681	$561	$—	$20,242
Accrued personnel costs	10,955	9,383		20,338
Accrued interest		4,607		4,607
Current and deferred income taxes	(518)	(15,964)	16,482	—
Other accrued liabilities	40,033	3,035		43,068

Total current liabilities	70,151	1,622	16,482	88,255

Long-term liabilities:
Long-term debt		423,566		423,566
Deferred income taxes	94,487	27,962	(95,514)	26,935
Unrecognized income tax benefits	8,097	4,043		12,140
Other	11,280	4,286		15,566

Total long-term liabilities	113,864	459,857	(95,514)	478,207

Total liabilities	184,015	461,479	(79,032)	566,462

Commitments and contingencies
Stockholders’ equity:
Common stock	209,346	60	(209,346)	60
Capital in excess of par value	249,152	629,451	(249,152)	629,451
Retained earnings (accumulated deficit)	(76,769)	(224,689)		(301,458)
Other	(1,286)	(2,047)		(3,333)

Total stockholders’ equity	380,443	402,775	(458,498)	324,720

Total liabilities and stockholders’ equity	$564,458	$864,254	$(537,530)	$891,182

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

CONDENSED CONSOLIDATING BALANCE SHEET—September 30, 2010

(in thousands)	Guarantor Subsidiaries	Parent Company	Eliminations and Reclassifications	Headwaters Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$21,168	$69,816	$—	$90,984
Trade receivables, net	92,279			92,279
Inventories	40,848			40,848
Current and deferred income taxes	7,487	7,579	(3,016)	12,050
Other	8,911	195		9,106

Total current assets	170,693	77,590	(3,016)	245,267

Property, plant and equipment, net	268,300	350	—	268,650

Other assets:
Intangible assets, net	183,371			183,371
Goodwill	115,999			115,999
Investments in subsidiaries and intercompany accounts	311,417	147,081	(458,498)	—
Intercompany notes	(637,046)	637,046		—
Deferred income taxes	74,369	27,300	(101,669)	—
Other	49,200	26,487		75,687

Total other assets	97,310	837,914	(560,167)	375,057

Total assets	$536,303	$915,854	$(563,183)	$888,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,263	$149	$—	$15,412
Accrued personnel costs	13,033	14,670		27,703
Accrued interest		17,797		17,797
Current and deferred income taxes	4,000	(984)	(3,016)	—
Other accrued liabilities	35,257	2,135		37,392

Total current liabilities	67,553	33,767	(3,016)	98,304

Long-term liabilities:
Long-term debt		469,875		469,875
Deferred income taxes	86,698	24,710	(101,669)	9,739
Unrecognized income tax benefits	9,697	4,384		14,081
Other	9,987	5,047		15,034

Total long-term liabilities	106,382	504,016	(101,669)	508,729

Total liabilities	173,935	537,783	(104,685)	607,033

Commitments and contingencies
Stockholders’ equity:
Common stock	209,346	60	(209,346)	60
Capital in excess of par value	249,152	633,171	(249,152)	633,171
Retained earnings (accumulated deficit)	(95,780)	(255,160)		(350,940)
Other	(350)			(350)

Total stockholders’ equity	362,368	378,071	(458,498)	281,941

Total liabilities and stockholders’ equity	$536,303	$915,854	$(563,183)	$888,974

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended September 30, 2008

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Revenue:
Light building products	$457,008	$—	$457,008
Heavy construction materials	313,373		313,373
Energy technology	116,023		116,023

Total revenue	886,404	—	886,404
Cost of revenue:
Light building products	337,315		337,315
Heavy construction materials	226,077		226,077
Energy technology	90,201		90,201

Total cost of revenue	653,593	—	653,593

Gross profit	232,811	—	232,811

Operating expenses:
Amortization	22,396		22,396
Research and development	14,996		14,996
Selling, general and administrative	124,774	18,526	143,300
Goodwill impairment	205,000		205,000

Total operating expenses	367,166	18,526	385,692

Operating loss	(134,355)	(18,526)	(152,881)
Other income (expense):
Net interest expense	(145)	(29,630)	(29,775)
Intercompany interest income (expense)	(39,525)	39,525	—
Other, net	6,426	73	6,499

Total other income (expense), net	(33,244)	9,968	(23,276)

Loss before income taxes	(167,599)	(8,558)	(176,157)

Income tax benefit (provision)	10,145	(7,454)	2,691

Net loss	$(157,454)	$(16,012)	$(173,466)

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended September 30, 2009

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Revenue:
Light building products	$340,688	$—	$340,688
Heavy construction materials	260,934		260,934
Energy technology	65,054		65,054

Total revenue	666,676	—	666,676
Cost of revenue:
Light building products	258,809		258,809
Heavy construction materials	186,067		186,067
Energy technology	75,252		75,252

Total cost of revenue	520,128	—	520,128

Gross profit	146,548	—	146,548

Operating expenses:
Amortization	23,358		23,358
Research and development	9,774		9,774
Selling, general and administrative	99,726	16,176	115,902
Goodwill impairment	465,656		465,656

Total operating expenses	598,514	16,176	614,690

Operating loss	(451,966)	(16,176)	(468,142)
Other income (expense):
Net interest expense	(712)	(45,389)	(46,101)
Intercompany interest income (expense)	(29,455)	29,455	—
Other, net	217	(2,058)	(1,841)

Total other income (expense), net	(29,950)	(17,992)	(47,942)

Loss before income taxes	(481,916)	(34,168)	(516,084)

Income tax benefit	75,977	14,422	90,399

Net loss	$(405,939)	$(19,746)	$(425,685)

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended September 30, 2010

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Revenue:
Light building products	$316,884	$—	$316,884
Heavy construction materials	258,264		258,264
Energy technology	79,551		79,551

Total revenue	654,699	—	654,699
Cost of revenue:
Light building products	227,637		227,637
Heavy construction materials	192,785		192,785
Energy technology	70,962		70,962

Total cost of revenue	491,384	—	491,384

Gross profit	163,315	—	163,315

Operating expenses:
Amortization	22,218		22,218
Research and development	8,212		8,212
Selling, general and administrative	93,209	20,272	113,481
Asset impairments	37,962		37,962

Total operating expenses	161,601	20,272	181,873

Operating income (loss)	1,714	(20,272)	(18,558)
Other income (expense):
Net interest expense	(605)	(71,013)	(71,618)
Intercompany interest income (expense)	(24,489)	24,489	—
Other, net	4,479		4,479

Total other income (expense), net	(20,615)	(46,524)	(67,139)

Loss before income taxes	(18,901)	(66,796)	(85,697)

Income tax benefit (provision)	(110)	36,325	36,215

Net loss	$(19,011)	$(30,471)	$(49,482)

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended September 30, 2008

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Cash flows from operating activities:
Net loss	$(157,454)	$(16,012)	$(173,466)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Goodwill impairment	205,000		205,000
Depreciation and amortization	68,470	414	68,884
Interest expense related to amortization of debt issue costs and debt discount		8,747	8,747
Stock-based compensation	3,369	1,928	5,297
Deferred income taxes	(9,329)	13,309	3,980
Net losses of unconsolidated joint ventures	8,309		8,309
Net gain on disposition of property, plant and equipment	(7,090)	(1)	(7,091)
Amortization of non-refundable license fees	(5,517)		(5,517)
Decrease in trade receivables	70,739		70,739
Decrease in inventories	2,650		2,650
Decrease in accounts payable and accrued liabilities	(36,821)	(12,569)	(49,390)
Other changes in operating assets and liabilities, net	(15,513)	1,098	(14,415)

Net cash provided by (used in) operating activities	126,813	(3,086)	123,727

Cash flows from investing activities:
Purchase of property, plant and equipment	(115,594)	(607)	(116,201)
Proceeds from disposition of property, plant and equipment	13,203	1	13,204
Net decrease (increase) in long-term receivables and deposits	(5,225)	295	(4,930)
Payments for acquisitions	(24,000)		(24,000)
Net change in other assets	(1,440)	57	(1,383)

Net cash used in investing activities	(133,056)	(254)	(133,310)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt		33,375	33,375
Payments on long-term debt		(45,000)	(45,000)
Employee stock purchases	1,329	296	1,625
Proceeds from exercise of stock options		274	274
Treasury stock purchases		(14,841)	(14,841)

Net cash provided by (used in) financing activities	1,329	(25,896)	(24,567)

Net decrease in cash and cash equivalents	(4,914)	(29,236)	(34,150)
Cash and cash equivalents, beginning of year	(3,796)	59,583	55,787

Cash and cash equivalents, end of year	$(8,710)	$30,347	$21,637

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended September 30, 2009

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Cash flows from operating activities:
Net loss	$(405,940)	$(19,745)	$(425,685)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Goodwill impairment	465,656		465,656
Depreciation and amortization	65,733	340	66,073
Interest expense related to amortization of debt issue costs and debt discount		13,459	13,459
Stock-based compensation	3,711	1,899	5,610
Deferred income taxes	(66,993)	(14,595)	(81,588)
Net gains of unconsolidated joint ventures	(2,185)		(2,185)
Net gain on disposition of property, plant and equipment	(357)		(357)
Net loss from convertible debt extinguishment and conversion transactions		2,058	2,058
Decrease in trade receivables	26,184		26,184
Decrease in inventories	13,360		13,360
Decrease in accounts payable and accrued liabilities	(11,767)	(4,466)	(16,233)
Other changes in operating assets and liabilities, net	(7,890)	536	(7,354)

Net cash provided by (used in) operating activities	79,512	(20,514)	58,998

Cash flows from investing activities:
Purchase of property, plant and equipment	(64,167)	(41)	(64,208)
Proceeds from disposition of property, plant and equipment	3,187		3,187
Net decrease (increase) in long-term receivables and deposits	(1,898)	(9,764)	(11,662)
Payment for acquisition	(10,792)		(10,792)
Net change in other assets	(972)	(473)	(1,445)

Net cash used in investing activities	(74,642)	(10,278)	(84,920)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt		42,659	42,659
Payments on long-term debt		(54,659)	(54,659)
Convertible debt and other debt issue costs		(3,801)	(3,801)
Net proceeds from issuance of common stock		34,493	34,493
Employee stock purchases	893	189	1,082
Proceeds from exercise of stock options		410	410
Income tax benefit from exercise of stock options		35	35

Net cash provided by financing activities	893	19,326	20,219

Net increase (decrease) in cash and cash equivalents	5,763	(11,466)	(5,703)
Cash and cash equivalents, beginning of year	(8,710)	30,347	21,637

Cash and cash equivalents, end of year	$(2,947)	$18,881	$15,934

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended September 30, 2010

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Cash flows from operating activities:
Net income (loss)	$(19,011)	$(30,471)	$(49,482)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	60,265	133	60,398
Interest expense related to amortization of debt issue costs and debt discount		16,027	16,027
Stock-based compensation	3,083	1,932	5,015
Deferred income taxes	(3,795)	(13,465)	(17,260)
Net gains of unconsolidated joint ventures	(13,647)		(13,647)
Gain on sale of investment in unconsolidated joint venture	(3,876)		(3,876)
Net gain on disposition of property, plant and equipment	(683)		(683)
Asset impairments	37,962		37,962
Increase in trade receivables	(868)		(868)
Decrease in inventories	52		52
Increase (decrease) in accounts payable and accrued liabilities	(7,165)	17,165	10,000
Other changes in operating assets and liabilities, net	(14,694)	33,806	19,112

Net cash provided by operating activities	37,623	25,127	62,750

Cash flows from investing activities:
Purchase of property, plant and equipment	(25,289)	(27)	(25,316)
Proceeds from disposition of property, plant and equipment	3,802		3,802
Net decrease (increase) in long-term receivables and deposits	(8,613)	1,000	(7,613)
Proceeds from sale of investment in unconsolidated joint venture and other cash payments from unconsolidated joint venture	17,844		17,844
Payments for acquisition, net of cash acquired	(1,591)		(1,591)
Net change in other assets	(290)	(224)	(514)

Net cash provided by (used in) investing activities	(14,137)	749	(13,388)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt		316,187	316,187
Payments on long-term debt		(288,795)	(288,795)
Other debt issue costs		(2,456)	(2,456)
Employee stock purchases	629	123	752

Net cash provided by financing activities	629	25,059	25,688

Net increase in cash and cash equivalents	24,115	50,935	75,050
Cash and cash equivalents, beginning of year	(2,947)	18,881	15,934

Cash and cash equivalents, end of year	$21,168	$69,816	$90,984

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2010

15.	Quarterly Financial Data (unaudited)

Summarized unaudited quarterly financial data for 2009 and 2010 is as follows.

	2009 (3)
(in thousands, except per-share data)	First quarter	Second quarter (4)	Third quarter	Fourth quarter	Full year
Net revenue (1)	$166,166	$137,668	$175,231	$187,611	$666,676
Gross profit (1)	31,641	22,642	42,132	50,133	146,548
Net income (loss) (1)	(2,245)	(408,964)	3,662	(18,138)	(425,685)
Basic and diluted earnings (loss) per share (2)	(0.05)	(9.84)	0.09	(0.37)	(9.82)

	2010
(in thousands, except per-share data)	First quarter	Second quarter	Third quarter	Fourth quarter (5)	Full year
Net revenue (1)	$139,646	$128,154	$192,181	$194,718	$654,699
Gross profit (1)	29,385	27,526	54,964	51,440	163,315
Net income (loss) (1)	(13,898)	(13,030)	1,508	(24,062)	(49,482)
Basic and diluted earnings (loss) per share (2)	(0.23)	(0.22)	0.03	(0.40)	(0.83)

(1)

Headwaters’ revenue is seasonal, with higher revenues typically occurring in the third and fourth quarters than in the first and second quarters. As a result, profitability is also usually higher in the last half of the year than in the first half of the year.

(2)

In accordance with ASC Topic 260 Earnings Per Share, EPS is computed independently for each of the four fiscal quarters in a year. The basic and diluted EPS computed for certain years do not equal the sum of the four quarterly computations due in part to the combination of profitable quarters and loss quarters in each year.

(3)

As described in more detail in Note 6, in 2010 Headwaters adopted new accounting rules related to accounting for certain convertible debt. The new rules required retrospective application to prior periods, including 2009. In addition, Headwaters revised its calculations of the income tax benefit required to be recorded in implementing the new accounting rules. As a result, the above amounts for net income (loss) for the quarterly periods in 2009 differ from the amounts originally reported in Headwaters’ 2009 Forms 10-Q and from the revised 2009 amounts Headwaters reported in its 2010 Forms 10-Q for the 2009 periods, as shown below.

(in thousands, except per-share data)	First quarter	Second quarter	Third quarter	Fourth quarter	Full year
Net income (loss), as originally reported	$(879)	$(406,269)	$11,292	$(19,694)	$(415,550)
Net income (loss), as originally revised	(2,414)	(409,569)	1,956	n/a	n/a
Basic and diluted earnings (loss) per share, as originally reported	(0.02)	(9.78)	0.27	(0.40)	(9.59)
Basic and diluted earnings (loss) per share, as originally revised	(0.06)	(9.86)	0.05	n/a	n/a

Also as described in Note 6, in 2009 Headwaters exchanged certain convertible senior subordinated notes for new convertible senior subordinated notes and for common stock, for a net loss of approximately $2.0 million. Gains of approximately $17.6 million, $0.4 million and $2.4 million were recognized in the first, second, and third quarters of 2009, respectively, and a loss of approximately $22.4 million was recognized in the fourth quarter.

(4)

In the second quarter of 2009, Headwaters recorded a goodwill impairment charge of $465.7 million, most of which was not tax-deductible and which therefore also had a material effect on the effective income tax rate for 2009 (see Notes 5 and 8).

(5)	In the fourth quarter of 2010, Headwaters recorded an asset impairment charge of $34.5 million. (see Note 5).