Form 10-Q
period 2010-12-31
HEADWATERS INC
filed 2011-02-02
CIK 1003344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

The number of shares outstanding of the Registrant’s common stock as of January 31, 2011 was 60,751,375.

HEADWATERS INCORPORATED

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Actual results may vary materially from such expectations. In some cases, words such as “may,” “should,” “intends,” “plans,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “believes,” “seeks,” “estimates,” “forecasts,” or variations of such words and similar expressions, or the negative of such terms, may help to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking. For a discussion of the factors that could cause actual results to differ from expectations, please see the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2010. There can be no assurance that our results of operations will not be adversely affected by such factors. Unless legally required, we undertake no obligation to revise or update any forward-looking statements for any reason. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

ITEM 1. FINANCIAL STATEMENTS

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)	September 30, 2010	December 31, 2010

ASSETS

Current assets:
Cash and cash equivalents	$90,984	$67,998
Trade receivables, net	92,279	70,582
Inventories	40,848	40,145
Current and deferred income taxes	12,050	10,923
Other	9,106	11,701

Total current assets	245,267	201,349

Property, plant and equipment, net	268,650	263,628

Other assets:
Intangible assets, net	183,371	180,082
Goodwill	115,999	115,999
Other	75,687	77,326

Total other assets	375,057	373,407

Total assets	$888,974	$838,384

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15,412	$13,854
Accrued personnel costs	27,703	20,129
Accrued interest	17,797	9,321
Other accrued liabilities	37,392	31,286

Total current liabilities	98,304	74,590

Long-term liabilities:
Long-term debt	469,875	462,194
Deferred income taxes	9,739	9,680
Unrecognized income tax benefits	14,081	13,730
Other	15,034	15,533

Total long-term liabilities	508,729	501,137

Total liabilities	607,033	575,727

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; authorized 100,000 shares; issued and outstanding: 60,490 shares at September 30, 2010 and 60,752 shares at December 31, 2010	60	61
Capital in excess of par value	633,171	634,466
Retained earnings (accumulated deficit)	(350,940)	(371,627)
Other	(350)	(243)

Total stockholders’ equity	281,941	262,657

Total liabilities and stockholders’ equity	$888,974	$838,384

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
(in thousands, except per-share data)	2009	2010
Revenue:
Light building products	$71,231	$69,709
Heavy construction materials	55,875	63,215
Energy technology	12,540	21,777

Total revenue	139,646	154,701

Cost of revenue:
Light building products	52,638	53,849
Heavy construction materials	43,393	48,352
Energy technology	14,230	19,685

Total cost of revenue	110,261	121,886

Gross profit	29,385	32,815

Operating expenses:
Amortization	5,611	5,547
Research and development	1,915	1,945
Selling, general and administrative	28,187	27,776

Total operating expenses	35,713	35,268

Operating loss	(6,328)	(2,453)

Other income (expense):
Net interest expense	(17,420)	(16,994)
Other, net	1,280	320

Total other income (expense), net	(16,140)	(16,674)

Loss before income taxes	(22,468)	(19,127)
Income tax benefit (provision)	8,570	(1,560)

Net loss	$(13,898)	$(20,687)

Basic loss per share	$(0.23)	$(0.34)

Diluted loss per share	$(0.23)	$(0.34)

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended December 31, 2010

	Common stock		Capital in excess	Retained earnings (accumulated		Total stockholders’
(in thousands)	Shares	Amount	of par value	deficit)	Other	equity
Balances as of September 30, 2010	60,490	$60	$633,171	$(350,940)	$(350)	$281,941
Issuance of restricted stock, net of cancellations	193	0				0
Issuance of common stock pursuant to employee stock purchase plan	69	1	234			235
Stock-based compensation			1,061			1,061
Other comprehensive income, net of taxes – cash flow hedge					107	107
Net loss for the three months ended December 31, 2010				(20,687)		(20,687)

Balances as of December 31, 2010	60,752	$61	$634,466	$(371,627)	$(243)	$262,657

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
(in thousands)	2009	2010
Cash flows from operating activities:
Net loss	$(13,898)	$(20,687)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,164	15,086
Interest expense related to amortization of debt issue costs and debt discount	5,417	3,237
Stock-based compensation	1,290	1,061
Deferred income taxes	0	(128)
Net gains of unconsolidated joint ventures	(2,769)	(615)
Net gain on disposition of property, plant and equipment	(1,276)	(331)
Decrease in trade receivables	28,939	21,697
Decrease in inventories	939	1,007
Decrease in accounts payable and accrued liabilities	(13,569)	(23,714)
Other changes in operating assets and liabilities, net	6,490	(1,840)

Net cash provided by (used in) operating activities	25,727	(5,227)

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,329)	(5,203)
Proceeds from disposition of property, plant and equipment	3,479	391
Net increase in long-term receivables and deposits	(2,148)	(785)
Payments for acquisitions	0	(2,500)
Net change in other assets	110	147

Net cash used in investing activities	(5,888)	(7,950)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	316,587	0
Payments on long-term debt	(259,795)	(10,044)
Other debt issue costs	(2,456)	0
Employee stock purchases	179	235

Net cash provided by (used in) financing activities	54,515	(9,809)

Net increase (decrease) in cash and cash equivalents	74,354	(22,986)
Cash and cash equivalents, beginning of period	15,934	90,984

Cash and cash equivalents, end of period	$90,288	$67,998

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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

Basis of Presentation – Headwaters’ fiscal year ends on September 30 and unless otherwise noted, references to 2009 refer to Headwaters’ fiscal quarter ended December 31, 2009 and references to 2010 refer to Headwaters’ fiscal quarter ended December 31, 2010. Other references to years refer to Headwaters’ fiscal year rather than a calendar year.

The condensed consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the seasonality of most of Headwaters’ operations and other factors, the consolidated results of operations for any particular period are not indicative of the results to be expected for a full fiscal year. For both 2009 and 2010, approximately 13% of Headwaters’ total revenue and cost of revenue was for services. Substantially all service-related revenue for both periods was in the heavy construction materials segment.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters’ Annual Report on Form 10-K for the year ended September 30, 2010 (Form 10-K).

Recent Accounting Pronouncements – Variable Interest Entities. In June 2009, the FASB issued a new standard amending the consolidation guidance applicable to variable interest entities (ASC Topic 810 Consolidation). The new provisions, which significantly affect the overall analysis of which entities may be required to be consolidated, were effective for Headwaters as of October 1, 2010. These new rules do not require any changes in the entities Headwaters consolidates but could have an effect on the entities required to be consolidated in future periods.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(Unaudited)

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

The following segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. Segment performance is evaluated primarily on revenue and operating income, although other factors are also used, such as income tax credits generated by the energy technology segment and adjusted EBITDA, which is defined as net income plus net interest expense, income taxes (as defined), depreciation and amortization, stock-based compensation, foreign currency translation gain or loss, goodwill and other impairments, including other non-routine adjustments that arise from time to time, consistent with the methodology Headwaters has used historically.

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

	Three Months Ended December 31, 2009
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals
Segment revenue	$71,231	$55,875	$12,540	$0	$139,646

Depreciation and amortization	$(7,856)	$(3,352)	$(2,916)	$(40)	$(14,164)

Operating income (loss)	$1,408	$5,840	$(6,034)	$(7,542)	$(6,328)

Net interest expense					(17,420)
Other income (expense), net					1,280
Income tax benefit					8,570

Net loss					$(13,898)

Capital expenditures	$4,842	$1,590	$893	$4	$7,329

Segment assets	$333,658	$287,193	$191,876	$119,977	$932,704

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(Unaudited)

	Three Months Ended December 31, 2010
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals
Segment revenue	$69,709	$63,215	$21,777	$0	$154,701

Depreciation and amortization	$(8,540)	$(3,441)	$(3,076)	$(29)	$(15,086)

Operating income (loss)	$(2,248)	$7,830	$(2,757)	$(5,278)	$(2,453)

Net interest expense					(16,994)
Other income (expense), net					320
Income tax provision					(1,560)

Net loss					$(20,687)

Capital expenditures	$3,610	$298	$1,295	$0	$5,203

Segment assets	$304,869	$292,234	$172,691	$68,590	$838,384

3. Inventories

Inventories consisted of the following at:

(in thousands)	September 30, 2010	December 31, 2010
Raw materials	$15,262	$12,715
Finished goods	25,586	27,430

	$40,848	$40,145

4. Long-lived Assets

Intangible Assets – All of Headwaters’ identified intangible assets are being amortized. The following table summarizes the gross carrying amounts and related accumulated amortization of intangible assets as of:

		September 30, 2010		December 31, 2010
(in thousands)	Estimated useful lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
CCP contracts	8 -20 years	$117,690	$51,912	$117,690	$53,595
Customer relationships	7 1/2 -15 years	77,603	32,537	77,603	34,001
Trade names	5 - 20 years	67,425	20,114	67,725	20,983
Patents and patented technologies	4 - 19 years	53,426	31,044	53,465	32,312
Other	2 - 17 years	5,661	2,827	7,580	3,090

		$321,805	$138,434	$324,063	$143,981

Total amortization expense related to intangible assets was approximately $5.6 million and $5.5 million in 2009 and 2010, respectively. Total estimated annual amortization expense for fiscal years 2011 through 2016 is shown in the following table.

Year ending September 30:	(in thousands)
2011	$22,224
2012	20,447
2013	19,465
2014	18,987
2015	15,068
2016	14,896

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(Unaudited)

Goodwill – As of September 30, 2010 and December 31, 2010, Headwaters had recorded goodwill only in the heavy construction materials segment. Under the requirements of ASC Topic 350 Intangibles–Goodwill and Other, Headwaters is required to periodically test for goodwill impairment, at least annually, or sooner if indicators of possible impairment arise. Headwaters performs its annual impairment testing as of June 30, and accordingly, will perform an impairment test of the goodwill in the heavy construction materials segment as of June 30, 2011, which test will be completed prior to September 30, 2011.

5. Long-term Debt

The total undiscounted face amount of Headwaters’ outstanding long-term debt was $495.8 million as of September 30, 2010 and $485.8 million as of December 31, 2010. As of those dates, long-term debt consisted of the following:

(in thousands)	September 30, 2010	December 31, 2010
Senior secured notes (face amount $328,250), net of discount	$325,800	$325,950

Convertible senior subordinated notes:
16%, due 2016 with put date of June 2012 (face amount $19,277 at September 30, 2010 and $9,233 at December 31, 2010), net of discount	18,152	8,773
2.50%, due 2014 (face amount $120,900), net of discount	101,120	102,485
14.75%, due 2014 (face amount $27,370), net of discount	24,803	24,986

Total convertible notes, net of applicable discounts	144,075	136,244

Carrying amount of long-term debt, net of discounts	$469,875	$462,194

Former Senior Secured Debt – Headwaters’ senior secured borrowings as of September 30, 2009 consisted of a first lien term loan in the amount of $163.0 million, plus $25.0 million outstanding under an associated revolving credit arrangement. As described below, in October 2009 Headwaters issued new senior secured notes due 2014 totaling $328.3 million and used most of the proceeds to repay all amounts owed under the senior secured credit facility, at which time the facility was terminated. In connection with the termination of the credit facility and early repayment of the debt, Headwaters wrote off all remaining related debt issue costs, aggregating approximately $2.0 million. In addition, in connection with consultations related to recapitalization transactions that occurred in October 2009 and other periods, Headwaters incurred $3.3 million of costs that were expensed during the December 2009 quarter, which amount is included in selling, general and administrative expenses in the 2009 consolidated statement of operations.

Senior Secured Notes – In October 2009, Headwaters issued new senior secured notes aggregating approximately $328.3 million, for net proceeds of approximately $316.2 million. Headwaters used most of the proceeds to repay all of its obligations under the former senior secured credit facility and virtually all of the outstanding 2.875% convertible senior subordinated notes. Also in October 2009, Headwaters entered into a $70.0 million asset-based revolving loan facility (ABL Revolver). Significant terms of the senior secured notes and the ABL Revolver, as amended, are described in the following paragraphs.

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

Prior to November 2012, the senior secured notes can be redeemed with proceeds from one or more equity offerings, provided a premium of 11.375% of the face amount of notes is paid and at least 65% of the aggregate principal amount of notes issued remain outstanding following redemption. Otherwise, the senior secured notes can be redeemed at a price equal to 100% of the principal amount of the notes to be redeemed plus an applicable premium, as defined. From November 2012

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(Unaudited)

until November 2013, the notes can be redeemed at face value plus a premium payment of approximately 5.7% of the face amount of notes, and from November 2013 until maturity, the notes can be redeemed at face value. Following certain asset sales, as defined, Headwaters could be required to prepay a portion of the outstanding notes.

The senior secured notes limit Headwaters in the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making investments and the payment of dividends or distributions, among other things. Headwaters was in compliance with all debt covenants as of December 31, 2010.

ABL Revolver – As of December 31, 2010, Headwaters had no borrowings outstanding under the ABL Revolver. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of Headwaters’ light building products and heavy construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets of Headwaters. As of December 31, 2010, availability under the ABL Revolver was approximately $48.1 million.

Outstanding borrowings under the ABL Revolver accrue interest at Headwaters’ option, at either i) the London Interbank Offered Rate (LIBOR) plus 2.25%, 2.50% or 2.75%, depending on Headwaters’ fixed charge coverage ratio; or ii) the “Base Rate” plus 1.0%, 1.25% or 1.5%, again depending on the fixed charge coverage ratio. The base rate is subject to a floor equal to the highest of i) the prime rate, ii) the federal funds rate plus 0.5%, and iii) the 30-day LIBOR rate plus 1.0%. Fees on the unused portion of the ABL Revolver range from 0.25% to 0.50%, depending on the amount of the credit facility which is utilized. If there would have been borrowings outstanding under the ABL Revolver as of December 31, 2010, the interest rate on those borrowings would have been approximately 3.1%. The ABL Revolver terminates three months prior to the earliest maturity date of the senior secured notes or any of the convertible senior subordinated notes, but no later than October 2014, at which time any amounts borrowed must be repaid.

The ABL Revolver contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling assets, making capital expenditures, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than a specified percentage, Headwaters is required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period.

2.875% Convertible Senior Subordinated Notes Due 2016 – In October 2009, Headwaters repaid virtually all of the remaining balance of $71.8 million of the 2.875% convertible senior subordinated notes with a portion of the proceeds from the new issuance of senior secured notes described above. In connection with the October 2009 early repayment of the 2.875% notes, Headwaters wrote off all remaining related debt issue costs, aggregating approximately $0.6 million.

16% Convertible Senior Subordinated Notes Due 2016 – The Form 10-K includes a detailed description of Headwaters’ 16% convertible senior subordinated notes. In November 2010, Headwaters repurchased and canceled approximately $10.0 million in aggregate principal amount of the 16% notes. Terms of repayment included premiums totaling approximately $1.7 million, which were recorded as interest expense. Accelerated debt discount and debt issue costs aggregating approximately $0.6 million were also charged to interest expense. Following the repurchases, approximately $9.2 million of these notes remained outstanding as of December 31, 2010.

Headwaters may redeem any portion of the 16% notes on or after June 4, 2012. In addition, the holders of the notes have the right to require Headwaters to repurchase all or a portion of the notes on June 1, 2012.

2.50% and 14.75% Convertible Senior Subordinated Notes Due 2014 – The Form 10-K includes a detailed description of Headwaters’ 2.50% and 14.75% convertible senior subordinated notes. The 2.50% and 14.75% notes are subordinate to the senior secured notes and rank equally with the 16% convertible senior subordinated notes and any future issuances of senior subordinated debt.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(Unaudited)

Interest and Debt Maturities – During 2009 and 2010, Headwaters incurred total interest costs of approximately $17.7 million and $17.1 million, respectively, including approximately $5.4 million and $3.2 million, respectively, of non-cash interest expense and approximately $0.2 million and $0 million, respectively, of interest costs that were capitalized. Interest income was approximately $0.1 million for both 2009 and 2010. The weighted-average interest rate on the face amount of outstanding long-term debt, disregarding amortization of debt discount and debt issue costs, was approximately 9.6% at September 30, 2010 and 9.4% at December 31, 2010.

There are currently no maturities of debt prior to 2014, unless the holders of the 16% convertible senior subordinated notes exercise their put option in 2012 (or Headwaters calls the notes for redemption).

6. Fair Value of Financial Instruments

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

All of Headwaters’ outstanding debt as of September 30, 2010 and December 31, 2010 was fixed-rate. Using fair values for the outstanding debt, the aggregate fair value of Headwaters’ long-term debt as of September 30, 2010 and December 31, 2010 would have been approximately $495.0 million and $493.3 million, respectively, compared to carrying values of $469.9 million and $462.2 million, respectively.

Fair value “Level 2” estimates for the long-term debt were based primarily on discounted future cash flows using estimated current risk-adjusted borrowing rates for similar instruments. The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from current market interest rates and differences between Headwaters’ common stock price at the balance sheet measurement dates and the conversion prices for the convertible senior subordinated notes.

7. Income Taxes

Headwaters’ estimated effective income tax rate for the fiscal year ending September 30, 2011, exclusive of discrete items, is currently estimated to be negative (5)%, which estimated rate was used to calculate income taxes in the December 2010 quarter. Headwaters also recognized $0.6 million of income tax expense for discrete items that did not affect the calculation of the estimated effective income tax rate for the 2011 fiscal year. Included in this amount is a $1.0 million out-of-period adjustment, consisting primarily of changes in the valuation allowance and uncertain tax positions, that is not deemed material to fiscal 2010 or fiscal 2011. For the December 2009 quarter, Headwaters used an estimated effective income tax benefit rate of 51%, plus $2.9 million of income tax expense for discrete items.

Headwaters utilized its fiscal 2009 and prior year net operating losses (NOLs) by carrying these amounts back to prior years, receiving income tax refunds. Fiscal 2010 NOLs and tax credit carryforwards were offset by Headwaters’ existing deferred income tax liabilities resulting in a near $0 deferred tax position as of September 30, 2010. Accordingly, in fiscal 2011, during which period Headwaters currently expects to realize a loss before income taxes, Headwaters is recording a full valuation allowance on its net amortizable deferred tax assets and recorded income tax expense in the December 2010 quarter even though there was a pre-tax loss of approximately $19.1 million.

A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. Because the realization of the deferred tax assets related to most of Headwaters’ NOLs, capital losses and tax credits is dependent upon future income or capital gains related to domestic and foreign jurisdictional operations that have historically generated losses, management determined that Headwaters no longer meets the “more likely than not” threshold that those NOLs, capital losses and tax credits will be realized. Accordingly, a valuation allowance is required.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(Unaudited)

The estimated effective income tax rate for fiscal 2011 of negative (5)% is due primarily to the combination of not recognizing benefit for expected pre-tax losses and tax credits, but recognizing state income taxes in certain state jurisdictions where Headwaters expects to generate taxable income. As of December 31, 2010, Headwaters’ NOL carryforwards total approximately $30.0 million. The U.S. and state NOLs and capital losses expire from 2012 to 2031. Substantially all of the non-U.S. NOLs do not expire. In addition, there are approximately $19.0 million of tax credit carryforwards as of December 31, 2010, which expire from 2014 to 2031.

The estimated effective tax rate for fiscal 2010 of 51%, which estimated rate was used to calculate income taxes in the December 2009 quarter, exclusive of discrete items, was higher than the statutory rate primarily due to a pre-tax loss projected for the 2010 fiscal year combined with projected Section 45 refined coal tax credits, which increases the income tax benefit otherwise recorded. The discrete items recorded in the December 2009 quarter represented primarily changes in estimates related to tax credits and other permanent differences.

Section 45 refined coal tax credits are generated by coal cleaning facilities that Headwaters owns and operates. Headwaters believes it is more likely than not that a significant portion of the refined coal produced at its coal cleaning facilities qualifies for tax credits pursuant to Section 45 of the Internal Revenue Code, notwithstanding the uncertainties and risks associated with the tax credits, as more fully described in Note 11. Excluding the effect of Section 45 tax credits, Headwaters’ estimated effective tax rate for fiscal 2010 would have been approximately 33%, which was lower than the statutory rate due primarily to the effect of valuation allowances and permanent differences.

The calculation of tax liabilities involves uncertainties in the application of complex tax regulations in multiple jurisdictions. For example, Headwaters is currently under audit by the IRS for the years 2005 through 2008 and has open tax periods subject to examination by both federal and state taxing authorities for the years 2005 through 2010. Headwaters recognizes potential liabilities for anticipated tax audit issues in the U.S. and state tax jurisdictions based on estimates of whether, and the extent to which, additional taxes and interest will be due. If events occur (or do not occur) as expected and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer required to be recorded in the consolidated financial statements. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. It is reasonably possible that the amount of Headwaters’ unrecognized income tax benefits will change significantly within the next 12 months. These changes could be the result of Headwaters’ ongoing tax audits or the settlement of outstanding audit issues. However, due to the number of years under audit and the matters being examined, at the current time, an estimate of the range of reasonably possible outcomes cannot be made, beyond amounts currently accrued.

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

Stock-based Compensation – During the December 2010 quarter, the Compensation Committee (the Committee) of the Board of Directors granted approximately 0.7 million stock-based awards to officers and employees under the terms of the 2010 Incentive Compensation Plan (2010 ICP). The awards vest over an approximate three-year period. The Committee also granted some cash-settled stock appreciation rights (SARs) as more fully described in Note 11. Subsequent to December 31, 2010, the Committee granted approximately 0.1 million restricted stock units to the non-affiliated directors of Headwaters. The units were granted subject to the terms of the 2010 ICP and vest during calendar year 2011.

Stock-based compensation expense was approximately $1.3 million and $1.1 million in 2009 and 2010, respectively. As of December 31, 2010, there was approximately $3.9 million of total compensation cost related to unvested awards not yet recognized, which will be recognized in future periods in accordance with applicable vesting terms.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(Unaudited)

9. Earnings per Share

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended December 31,
(in thousands, except per-share data)	2009	2010
Numerator:
Numerator for basic and diluted earnings per share – net loss	$(13,898)	$(20,687)

Denominator:
Denominator for basic and diluted earnings per share – weighted-average shares outstanding	59,899	60,326

Basic loss per share	$(0.23)	$(0.34)

Diluted loss per share	$(0.23)	$(0.34)

Anti-dilutive securities not considered in diluted EPS calculation:
SARs	2,706	3,193
Stock options	1,811	1,793
Restricted stock	196	211
Shares issuable upon conversion of convertible notes	702	0

10. Acquisitions

During the December 2010 quarter, Headwaters acquired certain assets and assumed certain liabilities of two privately-held companies in the light building products industry for total consideration of approximately $2.5 million.

11. Commitments and Contingencies

Significant new commitments, material changes in commitments and ongoing contingencies as of December 31, 2010, not disclosed elsewhere, are as follows.

Compensation Arrangements – Cash Performance Unit Awards. In fiscal 2009, the Compensation Committee approved grants of performance unit awards to certain officers and employees, to be settled in cash, based on the achievement of goals tied to cumulative divisional free cash flow generated subsequent to September 30, 2008 and prior to September 30, 2028. These awards replaced all existing long-term cash awards, except for certain awards already earned at the date of grant. For purposes of these awards, free cash flow is generally defined as operating income plus depreciation, amortization and goodwill impairment, reduced by capital expenditures. Payments vest according to a predetermined schedule as free cash flow accumulates over time.

In fiscal 2010, the Committee terminated the performance unit awards for all participants in the corporate business unit and assigned a five-year performance period term to the free cash flow goals, aggregating $850.0 million, for the remaining participating business units. As of December 31, 2010, these business units had generated approximately $163.1 million of free cash flow and accrued approximately $1.6 million of expense for the awards, including approximately $0.7 million which was paid in the December 2010 quarter. The maximum payout under the amended performance unit awards if all performance criteria were to be achieved by the participating operating divisions would be approximately $35.2 million. Due to the shortened term of the performance period, it is currently expected that the ultimate payout will be significantly less than the maximum payout.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(Unaudited)

Also in fiscal 2010, in accordance with terms of the 2010 ICP, the Committee approved grants of performance unit awards to certain officers and employees in the corporate business unit, to be settled in cash, based on the achievement of goals related to consolidated free cash flow generated in the second half of fiscal 2010. For purposes of these awards, free cash flow is generally defined as operating income plus depreciation, amortization, goodwill impairment and Section 45 tax credits, reduced by capital expenditures. The awards were calculated using a target compensation amount for each participant and were adjusted, subject to prescribed limitations, based on the actual consolidated free cash flow generated during the six-month performance period ended September 30, 2010, using a threshold/target/maximum adjustment structure. The free cash flow generated during the performance period exceeded the maximum level, and accordingly, the awards will vest and be settled in cash in annual installments at the end of fiscal 2011 and 2012, provided the participant is still employed by Headwaters at the respective vesting dates. The awards will be further adjusted using Headwaters’ average stock price for the 60 days immediately preceding each vest date.

In the December 2010 quarter, Headwaters recognized approximately $0.6 million of expense related solely to the increase in the average 60-day stock price from September 30, 2010 to December 31, 2010. Likewise, all future changes in Headwaters’ stock price through the final vest date of September 30, 2012 will result in adjustment of the expected liability, which adjustment (whether positive or negative) will be reflected in Headwaters’ statements of operations each quarter. Assuming the average closing stock price for the 60 days in the period ended December 31, 2010 of $4.26 remains unchanged for the September 30, 2011 and 2012 vesting dates, the payouts under this arrangement, all of which have been accrued as of December 31, 2010, would be approximately $3.1 million.

In the December 2010 quarter, in accordance with terms of the 2010 ICP, the Committee approved grants of performance unit awards to participants in the corporate business unit related to consolidated free cash flow generated during fiscal year 2011, with terms similar to those described above for the 2010 six-month period. The ultimate liability for the 2011 year performance unit awards will be adjusted depending on fiscal 2011 performance as well as changes in Headwaters’ stock price through the final vest date of September 30, 2013. As of December 31, 2010, approximately $0.5 million has been accrued for these awards.

Cash-Settled SAR Grants. Also during the December 2010 quarter, the Committee approved grants to certain employees of approximately 0.4 million cash-settled SARs. These SARs will vest in annual installments through September 30, 2013, provided the participant is still employed at the respective vesting dates, and will be settled in cash upon exercise by the employee. The SARs terminate on September 30, 2015 and must be exercised on or before that date. As of December 31, 2010, less than $0.1 million has been accrued for these awards. Future changes in Headwaters’ stock price (in any amount beyond the grant-date stock price) through September 30, 2015 will result in adjustment to the expected liability, which adjustment (whether positive or negative) will be reflected in Headwaters’ statements of operations each quarter.

Property, Plant and Equipment – As of December 31, 2010, Headwaters was committed to spend approximately $0.6 million on capital projects that were in various stages of completion.

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

Historically, costs paid to outside legal counsel for litigation have comprised a majority of Headwaters’ litigation-related costs. Headwaters incurred approximately $1.2 million and $0.4 million of expense for legal matters in 2009 and 2010, respectively, which consisted primarily of costs for outside legal counsel. Headwaters currently believes the range of potential loss for all unresolved matters, excluding costs for outside counsel, is from $1.0 million up to the amounts sought by claimants and has recorded a total liability as of December 31, 2010 of $1.0 million. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Headwaters’ outside counsel currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote and declined to express opinions concerning the likely outcomes or liability to Headwaters. Accordingly, management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability, nor is it possible to estimate what litigation-related costs will be in future periods.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(Unaudited)

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

Boynton. In 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. In 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee filed by former stockholders of Adtech alleging, among other things, fraud, conspiracy, constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. All claims against Headwaters were dismissed in pretrial proceedings except claims of conspiracy and constructive trust. The District Court certified a class comprised of substantially all purported stockholders of Adtech, Inc. The plaintiffs sought compensatory damages from Headwaters in the approximate amount of $43.0 million plus prejudgment interest and punitive damages. In June 2009, a jury reached a verdict in a trial in the amount of $8.7 million for the eight named plaintiffs representing a portion of the class members. In September 2010, a jury reached a verdict after a trial for the remaining 46 members of the class in the amount of $7.3 million. The parties have filed motions requesting that the trial court modify the damages as a matter of law. In January 2011, the trial court held a hearing on the equitable claim and equitable defenses as to all members of the class. It is not known when the court will rule on the pending motions, constructive trust claim, and defenses. It is not expected that a final judgment will be entered by the trial court until it decides pending issues. Once final judgment is entered, the parties may seek relief from judgment by motion to the trial court and by appeal from the final judgment. Because the resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability.

Mainland Laboratory. HRI entered into a license agreement for the use of a fly ash carbon treatment technology with Mainland Laboratory, LTD (Mainland) in 2000. The agreement grants exclusive rights to the patented carbon treatment technology owned by Mainland. In 2006, HRI became aware of prior art relating to the Mainland patented technology which Headwaters believed invalidated the Mainland patent and HRI stopped paying royalties under the agreement. In 2007, Mainland filed suit against HRI in the United States District Court for the Southern District of Texas with a demand for arbitration under the terms of the license agreement, for breach of contract and patent infringement. Mainland is seeking approximately $23.0 million in damages, enhancement of any damages award based on alleged willful infringement of its patent, and recovery of its costs associated with the litigation, including its attorneys’ fees. Additionally, Mainland is seeking an injunction to stop HRI from practicing the technology covered by the patent. In fiscal 2009, the District Court ruled that Mainland’s patent is invalid and remanded the case to arbitration for further proceedings; however, there has been no scheduling activity in the arbitration. Because the resolution of remaining claims in arbitration is uncertain, legal counsel and management cannot express an opinion concerning the likely outcome of this matter or the liability of HRI, if any.

Fentress Families Trust. VFL Technology Corporation (VFL), acquired by HRI in 2004, provides services related to fly ash disposal to Virginia Electric and Power Company. Approximately 395 plaintiffs, most of whom are homeowners living in the City of Chesapeake, Virginia, filed a complaint in March 2009 in the State of Virginia Chesapeake Circuit Court against 16 named defendants, including Virginia Electric and Power Company, certain persons associated with the Battlefield Golf Course, including the owner, developer, and contractors, and others, including VFL and HRI. The complaint alleges that fly ash used to construct the golf course has contaminated area ground water exposing plaintiffs to toxic chemicals and causing property damage. The amended complaint alleges negligence and nuisance and seeks a new

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(Unaudited)

water system, monitoring costs, site clean-up, and other damages totaling approximately $1.8 billion, including certain injunctive relief. A second lawsuit was filed in August 2009 and has been consolidated with the first action where approximately 62 plaintiffs have sued essentially the same defendants, alleging similar claims and requests for damages, in excess of $1.5 billion. The court ordered plaintiffs to provide a more detailed statement of their case to which defendants will respond. A defendant filed a cross-claim for indemnity, breach of contract, negligent and intentional misrepresentation, and tortious interference against other defendants, including HRI, claiming compensatory damages of approximately $15.0 million, punitive damages, as well as remediation of the golf course site. After the pleadings are finalized, discovery will begin. HRI has filed insurance claims, which are the subject of dispute and a separate lawsuit, although insurance is paying for the defense of the case. The amount of the claims against HRI exceeds the amount of insurance. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability, or the insurers’ obligation to indemnify HRI against loss, if any.

Archstone. Archstone owns an apartment complex in Westbury, New York. Archstone alleges that moisture penetrated the building envelope and damaged moisture sensitive parts of the buildings which began to rot and grow mold. In 2008, Archstone evicted its tenants and began repairing the twenty-one apartment buildings. Also in 2008, Archstone filed a complaint in the Nassau County Supreme Court of the State of New York against the prime contractor and its performance bond surety, the designer, and Eldorado Stone, LLC which supplied architectural stone that was installed by others during construction. The prime contractor then sued over a dozen subcontractors who in turn sued others. Archstone claims as damages approximately $36.0 million in repair costs, $15.0 million in lost lease payments, $7.0 million paid to tenants who sued Archstone, and $7.0 million for class action defense fees, plus prejudgment interest and attorney’s fees. Eldorado Stone answered denying liability and tendered the matter to its insurers who are paying for the defense of the case. The court has dismissed all claims against Eldorado Stone, except the claim of negligence. Because the resolution of the action is uncertain, legal counsel and management cannot express an opinion concerning the likely outcome of this matter, the liability of Eldorado Stone, if any, or the insurers’ obligation to indemnify Eldorado Stone against loss, if any.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(Unaudited)

Other. Headwaters and its subsidiaries are also involved in other legal proceedings that have arisen in the normal course of business.

Section 45K Tax Credits – In prior years, Headwaters claimed Section 45K tax credits for synthetic fuel sales from facilities in which it owned an interest. As described in Note 7, the IRS is currently auditing Headwaters for the years 2005 through 2008. In connection with those audits, the IRS issued a report disallowing certain Section 45K tax credits for the 2005 and 2006 years based upon a facility placed-in-service issue, which could have resulted in payment of up to $15.1 million of additional taxes, plus any penalties and interest. In addition, the IRS could have disallowed approximately $6.3 million of Section 45K tax credits generated by one of the facilities that Headwaters claimed in its 2007 and 2008 tax years based upon the same issue. Subsequent to December 31, 2010, the IRS issued technical advice which sustains Headwaters’ placed-in-service tax position with regard to $19.7 million of the total $21.4 million of Section 45K tax credits referenced above.

Section 45 Tax Credits – As explained in Note 7, Headwaters’ effective tax rate for 2009 was different from the statutory rate in part due to refined coal tax credits related to facilities that Headwaters owns and operates. Headwaters believes a significant portion of the refined coal produced at these facilities and sold to qualified buyers qualifies for tax credits under Section 45 (which are different from the Section 45K tax credits discussed above) of the Internal Revenue Code. In September 2010, the IRS issued Notice 2010-54 (Notice) giving some public guidance about how this tax credit program will be administered and some of the restrictions on the availability of such credits. Among other things, the Notice requires that for coal cleaning operations to qualify for Section 45 credits, the facilities must have been put into service for the purpose of producing refined coal and must produce refined coal from waste coal. In addition, the Notice gives guidance about the testing that must be conducted to certify the emissions reduction required by Section 45. Based on the language of Section 45 and the Notice, Headwaters believes that its coal cleaning facilities are eligible for Section 45 refined coal tax credits, and as a result, has recognized a benefit for such credits in its income tax provisions beginning in fiscal 2007 and continuing through fiscal 2010. The ability to claim tax credits is dependent upon a number of conditions, including, but not limited to:

•	Placing facilities in service on or before December 31, 2008;

•	Producing a fuel from coal that is lower in NOx and either SOx or mercury emissions by the specified amount as compared to the emissions of the feedstock;

•	Producing a fuel at least 50% more valuable than the feedstock; and

•	Sale of the fuel to a third party for the purpose of producing steam.

Headwaters is under audit by the IRS concerning its Section 45 tax credits. There are multiple bases upon which the IRS may challenge the tax credits, including whether Headwaters’ facilities were placed in service for the purpose of producing refined coal, whether the facilities use waste coal as a feedstock, and whether the testing methods and certifications adequately demonstrate the required emissions reductions. In addition, Congress may modify or repeal Section 45 so that these tax credits may not be available in the future. Through September 30, 2010, Headwaters recognized income tax benefits totaling approximately $15.9 million related to Section 45 tax credits. During the December 2010 quarter, Headwaters generated an additional $2.1 million of Section 45 tax credits; however, a full valuation allowance has been provided on these tax credits as explained in Note 7.

In the Energy Improvement and Extension Act of 2008, Congress extended the benefits of Section 45 tax credits to refined coal facilities placed in service during calendar 2009. For refined coal facilities placed in service in calendar year 2009, Congress also eliminated the Section 45 requirement that there be a 50% increase in market value but increased the emissions reduction required of either SOx or mercury to 40% from 20%. Headwaters believes that its facilities generate refined coal tax credits under the original provisions of Section 45 outlined in the preceding paragraphs.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(Unaudited)

12. Condensed Consolidating Financial Information

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET – September 30, 2010

(in thousands)	Guarantor Subsidiaries	Parent Company	Eliminations and Reclassifications	Headwaters Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$21,168	$69,816	$—	$90,984
Trade receivables, net	92,279			92,279
Inventories	40,848			40,848
Current and deferred income taxes	7,487	7,579	(3,016)	12,050
Other	8,911	195		9,106

Total current assets	170,693	77,590	(3,016)	245,267

Property, plant and equipment, net	268,300	350	0	268,650

Other assets:
Intangible assets, net	183,371			183,371
Goodwill	115,999			115,999
Investments in subsidiaries and intercompany accounts	311,417	147,081	(458,498)	0
Intercompany notes	(637,046)	637,046		0
Deferred income taxes	74,369	27,300	(101,669)	0
Other	49,200	26,487		75,687

Total other assets	97,310	837,914	(560,167)	375,057

Total assets	$536,303	$915,854	$(563,183)	$888,974

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15,263	$149	$—	$15,412
Accrued personnel costs	13,033	14,670		27,703
Accrued interest		17,797		17,797
Current and deferred income taxes	4,000	(984)	(3,016)	0
Other accrued liabilities	35,257	2,135		37,392

Total current liabilities	67,553	33,767	(3,016)	98,304

Long-term liabilities:
Long-term debt		469,875		469,875
Deferred income taxes	86,698	24,710	(101,669)	9,739
Unrecognized income tax benefits	9,697	4,384		14,081
Other	9,987	5,047		15,034

Total long-term liabilities	106,382	504,016	(101,669)	508,729

Total liabilities	173,935	537,783	(104,685)	607,033

Commitments and contingencies

Stockholders’ equity:
Common stock	209,346	60	(209,346)	60
Capital in excess of par value	249,152	633,171	(249,152)	633,171
Retained earnings (accumulated deficit)	(95,780)	(255,160)		(350,940)
Other	(350)			(350)

Total stockholders’ equity	362,368	378,071	(458,498)	281,941

Total liabilities and stockholders’ equity	$536,303	$915,854	$(563,183)	$888,974

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET – December 31, 2010

(in thousands)	Guarantor Subsidiaries	Parent Company	Eliminations and Reclassifications	Headwaters Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$31,074	$36,924	$—	$67,998
Trade receivables, net	70,582			70,582
Inventories	40,145			40,145
Current and deferred income taxes	7,487	7,579	(4,143)	10,923
Other	10,276	1,425		11,701

Total current assets	159,564	45,928	(4,143)	201,349

Property, plant and equipment, net	263,308	320	0	263,628

Other assets:
Intangible assets, net	180,082			180,082
Goodwill	115,999			115,999
Investments in subsidiaries and intercompany accounts	316,834	141,664	(458,498)	0
Intercompany notes	(637,046)	637,046		0
Deferred income taxes	74,369	26,701	(101,070)	0
Other	50,997	26,329		77,326

Total other assets	101,235	831,740	(559,568)	373,407

Total assets	$524,107	$877,988	$(563,711)	$838,384

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,320	$534	$—	$13,854
Accrued personnel costs	6,651	13,478		20,129
Accrued interest		9,321		9,321
Current and deferred income taxes	2,800	1,343	(4,143)	0
Other accrued liabilities	29,426	1,860		31,286

Total current liabilities	52,197	26,536	(4,143)	74,590

Long-term liabilities:
Long-term debt		462,194		462,194
Deferred income taxes	86,833	23,917	(101,070)	9,680
Unrecognized income tax benefits	9,709	4,021		13,730
Other	9,680	5,853		15,533

Total long-term liabilities	106,222	495,985	(101,070)	501,137

Total liabilities	158,419	522,521	(105,213)	575,727

Commitments and contingencies

Stockholders’ equity:
Common stock	209,346	61	(209,346)	61
Capital in excess of par value	249,152	634,466	(249,152)	634,466
Retained earnings (accumulated deficit)	(92,567)	(279,060)		(371,627)
Other	(243)			(243)

Total stockholders’ equity	365,688	355,467	(458,498)	262,657

Total liabilities and stockholders’ equity	$524,107	$877,988	$(563,711)	$838,384

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended December 31, 2009

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Revenue:
Light building products	$71,231	$—	$71,231
Heavy construction materials	55,875		55,875
Energy technology	12,540		12,540

Total revenue	139,646	0	139,646

Cost of revenue:
Light building products	52,638		52,638
Heavy construction materials	43,393		43,393
Energy technology	14,230		14,230

Total cost of revenue	110,261	0	110,261

Gross profit	29,385	0	29,385

Operating expenses:
Amortization	5,611		5,611
Research and development	1,915		1,915
Selling, general and administrative	20,645	7,542	28,187

Total operating expenses	28,171	7,542	35,713

Operating income (loss)	1,214	(7,542)	(6,328)

Other income (expense):
Net interest expense	(172)	(17,248)	(17,420)
Other, net	1,280		1,280

Total other income (expense), net	1,108	(17,248)	(16,140)

Income (loss) before income taxes	2,322	(24,790)	(22,468)
Income tax benefit (provision)	(581)	9,151	8,570

Net income (loss)	$1,741	$(15,639)	$(13,898)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended December 31, 2010

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Revenue:
Light building products	$69,709	$—	$69,709
Heavy construction materials	63,215		63,215
Energy technology	21,777		21,777

Total revenue	154,701	0	154,701

Cost of revenue:
Light building products	53,849		53,849
Heavy construction materials	48,352		48,352
Energy technology	19,685		19,685

Total cost of revenue	121,886	0	121,886

Gross profit	32,815	0	32,815

Operating expenses:
Amortization	5,547		5,547
Research and development	1,945		1,945
Selling, general and administrative	22,498	5,278	27,776

Total operating expenses	29,990	5,278	35,268

Operating income (loss)	2,825	(5,278)	(2,453)

Other income (expense):
Net interest expense	(85)	(16,909)	(16,994)
Other, net	320		320

Total other income (expense), net	235	(16,909)	(16,674)

Income (loss) before income taxes	3,060	(22,187)	(19,127)
Income tax benefit (provision)	153	(1,713)	(1,560)

Net income (loss)	$3,213	$(23,900)	$(20,687)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended December 31, 2009

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Cash flows from operating activities:
Net income (loss)	$1,741	$(15,639)	$(13,898)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,124	40	14,164
Interest expense related to amortization of debt issue costs and debt discount		5,417	5,417
Stock-based compensation	880	410	1,290
Net gains of unconsolidated joint ventures	(2,769)		(2,769)
Net gain on disposition of property, plant and equipment	(1,276)		(1,276)
Decrease in trade receivables	28,939		28,939
Decrease in inventories	939		939
Increase (decrease) in accounts payable and accrued liabilities	(18,735)	5,166	(13,569)
Other changes in operating assets and liabilities, net	5,605	885	6,490

Net cash provided by (used in) operating activities	29,448	(3,721)	25,727

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,325)	(4)	(7,329)
Proceeds from disposition of property, plant and equipment	3,479		3,479
Net decrease (increase) in long-term receivables and deposits	(3,148)	1,000	(2,148)
Net change in other assets	304	(194)	110

Net cash provided by (used in) investing activities	(6,690)	802	(5,888)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt		316,587	316,587
Payments on long-term debt		(259,795)	(259,795)
Other debt issue costs		(2,456)	(2,456)
Employee stock purchases	159	20	179

Net cash provided by financing activities	159	54,356	54,515

Net increase in cash and cash equivalents	22,917	51,437	74,354
Cash and cash equivalents, beginning of period	(2,947)	18,881	15,934

Cash and cash equivalents, end of period	$19,970	$70,318	$90,288

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended December 31, 2010

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Cash flows from operating activities:
Net income (loss)	$3,213	$(23,900)	$(20,687)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,057	29	15,086
Interest expense related to amortization of debt issue costs and debt discount		3,237	3,237
Stock-based compensation	628	433	1,061
Deferred income taxes	66	(194)	(128)
Net gains of unconsolidated joint ventures	(615)		(615)
Net gain on disposition of property, plant and equipment	(331)		(331)
Decrease in trade receivables	21,697		21,697
Decrease in inventories	1,007		1,007
Decrease in accounts payable and accrued liabilities	(14,156)	(9,558)	(23,714)
Other changes in operating assets and liabilities, net	(8,797)	6,957	(1,840)

Net cash provided by (used in) operating activities	17,769	(22,996)	(5,227)

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,203)		(5,203)
Proceeds from disposition of property, plant and equipment	391		391
Net increase in long-term receivables and deposits	(785)		(785)
Payments for acquisitions	(2,500)		(2,500)
Net change in other assets	56	91	147

Net cash provided by (used in) investing activities	(8,041)	91	(7,950)

Cash flows from financing activities:
Payments on long-term debt		(10,044)	(10,044)
Employee stock purchases	178	57	235

Net cash provided by (used in) financing activities	178	(9,987)	(9,809)

Net increase (decrease) in cash and cash equivalents	9,906	(32,892)	(22,986)
Cash and cash equivalents, beginning of period	21,168	69,816	90,984

Cash and cash equivalents, end of period	$31,074	$36,924	$67,998

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the interim condensed consolidated financial statements and related notes included in this Form 10-Q. Our fiscal year ends on September 30 and unless otherwise noted, references to 2009 refer to our fiscal quarter ended December 31, 2009 and references to 2010 refer to our fiscal quarter ended December 31, 2010. Other references to years refer to our fiscal year rather than a calendar year.

Overview

Consolidation and Segments. The consolidated financial statements include the accounts of Headwaters, all of our subsidiaries, and other entities in which we have a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation.

We currently operate in three industries: light building products, heavy construction materials and energy technology. In the light building products segment, we design, manufacture, and sell manufactured architectural stone, exterior siding accessories (such as shutters, mounting blocks, and vents), concrete block and other building products. Revenues consist of product sales to wholesale and retail distributors, contractors and other users of building products. Revenues in the heavy construction materials segment consist primarily of CCP product sales, including fly ash used as a replacement for portland cement, along with a smaller amount from services. In the energy technology segment, we are focused on reducing waste and increasing the value of energy-related feedstocks, primarily in the areas of low-value coal and oil. Revenues for the energy technology segment consist primarily of coal sales, equity earnings in joint ventures and catalyst sales.

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

During fiscal 2008 and 2009, our primary focus was on the development of our coal cleaning business in the energy technology segment and our use of cash consisted primarily of growth capital expenditures, a major portion of which related to coal cleaning facilities. In late fiscal 2008 and in 2009 and 2010, as the economy deteriorated, we focused on operational efficiency improvements and cost reductions in order to strengthen our balance sheet. We engaged in significant cost savings efforts in our light building products segment by reducing advertising, employee, transportation and other expenses. Our continuous improvement initiatives within our heavy construction materials segment focused on reducing our cost structure through process improvements, headcount reductions, lower maintenance spending and improved terms on operating leases. We consolidated our coal cleaning business under our heavy construction materials management to reduce overhead. We also significantly reduced corporate and research and development spending.

In fiscal 2010, we issued new senior secured notes aggregating approximately $328.3 million, for net proceeds of approximately $316.2 million. We used approximately $260.0 million of the proceeds to repay all of our obligations under the former senior secured credit facility and virtually all of our outstanding 2.875% convertible senior subordinated notes. We also entered into a $70.0 million asset based revolving loan facility (ABL Revolver), which is currently undrawn, and retired high-interest convertible debt and increased our cash balance with proceeds from the sale of our interest in the South Korean hydrogen peroxide joint venture and a federal income tax refund.

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

There has been a severe slowing in the calendar years 2007 through 2010 of new housing starts and in home sales generally. Bank foreclosures have put a large number of homes into the market for sale, effectively limiting some of the incentives to build new homes. During fiscal 2010, the homebuilding industry continued to experience a decline in demand for new homes and an oversupply of new and existing homes available for sale. Because our light building products business relies on the home improvement and remodeling markets as well as new construction, we experienced a further slowdown in sales activity but believe some stabilization occurred during the latter part of fiscal 2010 with small increases in our year over year comparables. Limits on credit availability, further home foreclosures, home price depreciation, and an oversupply of homes for sale in the market may adversely affect homeowners’ and/or homebuilders’ ability or desire to engage in construction or remodeling, resulting in an extended period of low new construction starts and slow increases in remodeling and repair activities.

We, like many others in the light building products industry, experienced a large drop in orders and a reduction in our margins in fiscal 2008 and 2009 relative to prior years. In fiscal 2007, 2008 and 2009, we recorded significant goodwill impairments associated with our light building products business. None of the impairment charges in these years affected our cash position, cash flow from operating activities or debt covenant compliance. Weakness continued into fiscal 2010 and it is not possible to know when improved market conditions and a housing recovery will become sustainable. We can provide no assurances that the light building products market will improve in the near future.

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

Energy Technology Segment. We own and operate newly-constructed and recently-renovated coal cleaning facilities that remove impurities from waste coal, resulting in higher-value, marketable coal. Construction of these facilities was our largest single investment of cash during fiscal 2008 and 2009, but is now complete. Capital expenditures in fiscal 2008 and 2009 were financed primarily with available cash from operations and lease financing. Capital expenditures in fiscal 2010 were significantly lower than prior years and this trend will continue into the future.

For fiscal 2010, coal sales were $56.4 million, compared to $58.1 million for fiscal 2009. The decrease in fiscal 2010 was partially due to the decline in demand and pricing for coal. As of December 31, 2010, we have temporarily curtailed operations at three of our coal cleaning facilities and reduced staffing at other facilities to better match coal production with current demand. As of December 31, 2010, the coal cleaning facilities were operating at less than 40% of capacity. Many of our coal cleaning assets were idled or have produced coal at low levels of capacity over the last two years, primarily because of market conditions, and were cash flow negative for these or other reasons. Using assumptions in a forecast of future cash flows that were based primarily on historical operating conditions, we determined that a coal cleaning asset impairment existed at September 30, 2010 and recorded a non-cash impairment charge of $34.5 million in fiscal 2010. If assumptions regarding future cash flows related to the coal cleaning assets prove to be incorrect, we may be required to record additional impairment charges in future periods.

We continue to invest in research and development activities focused on energy-related technologies and nanotechnology, but at decreased levels compared to earlier years. We participate in a joint venture that operates an ethanol plant located in North Dakota. We also participated in a joint venture that owns a hydrogen peroxide plant in South Korea but we sold our interest in that joint venture during fiscal 2010. We are also investing in other energy projects such as the refining of heavy crude oils into lighter transportation fuels, and in January 2011 we announced the decision by a refinery to commercially implement our HCAT technology following a lengthy evaluation of the technology.

Seasonality and Weather. Both our light building products and our heavy construction materials segments are greatly impacted by seasonality. Revenues, profitability and EBITDA are generally highest in the June and September quarters. Further, both segments are affected by weather to the extent it impacts construction activities.

Debt and Liquidity. We incurred indebtedness in prior years to make strategic acquisitions, but were also able to increase cash flows and utilize that cash to reduce debt levels. We became highly leveraged as a result of acquisitions, but reduced our outstanding debt significantly through 2008 by using cash generated from operations, from underwritten public offerings of common stock and from proceeds from settlement of litigation. During 2005 through 2008, we made several early repayments of our long-term debt. In fiscal 2008 and 2009, early repayments of long-term debt decreased as compared to earlier years primarily due to our investments of available cash in the development of our coal cleaning business in the energy technology segment. In early fiscal 2010, we significantly restructured our long-term debt, and during fiscal 2010 and the December 2010 quarter, we repaid approximately $39.0 million of our 16% convertible senior subordinated notes leaving a balance of approximately $9.2 million. We now have no debt maturities prior to 2014, unless the holders of the remaining16% convertible senior subordinated notes exercise their put option in 2012. Cash needs for capital expenditures were significantly lower in fiscal 2010 than in fiscal 2009 which allowed us to focus on liquidity and enabled us to continue implementing our overall operational strategy and the early repayment of debt. We currently have approximately $68.0 million of cash on hand and additional cash flow is expected to be generated from operations over the next 12 months.

In summary, our strategy for 2011 and subsequent years is to continue capital expenditures at reduced levels, continue activities to improve operations and reduce operating and general overhead costs, and to reduce our outstanding debt levels using cash on hand and cash flow from operations to the extent possible.

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

The information set forth below compares our operating results for the quarter ended December 31, 2010 (2010) with operating results for the quarter ended December 31, 2009 (2009).

Summary. Our total revenue for the December 2010 quarter was $154.7 million, up 11% from $139.6 million for the December 2009 quarter. Gross profit increased 12%, from $29.4 million in 2009 to $32.8 million in 2010. Our operating loss decreased from $(6.3) million in 2009 to $(2.5) million in 2010, and the net loss increased from $(13.9) million or a diluted loss per share of $(0.23) in 2009, to a net loss of $(20.7) million, or $(0.34) per diluted share, in 2010. If tax benefits were recognized on the same basis in 2010 as they were in 2009 (without a full valuation allowance), the net loss in the December 2010 quarter would have been $(10.2) million or $(0.17) per diluted share, a $0.06 or 26% improvement in earnings per share compared to 2009.

Revenue and Gross Margins. The major components of revenue, along with gross margins, are discussed in the sections below.

Light Building Products Segment. Sales of light building products in 2010 were $69.7 million with a corresponding gross profit of $15.9 million. Sales of light building products in 2009 were $71.2 million with a corresponding gross profit of $18.6 million. The decrease in our sales of light building products in 2010 was due primarily to lower sales from our manufactured architectural stone and siding accessory categories, where sales fell $2.5 million in the quarter. We believe 2010 sales were affected by the end of federal tax incentives for home sales in fiscal 2010. Sales in our regional concrete block category stabilized after significant declines in fiscal 2010 and increased by approximately $1.0 million in the December 2010 quarter compared to 2009. The gross margin decreased primarily because of increased raw materials costs in siding accessories. We believe our niche strategy, the introduction of new products and our focus on productivity improvements and cost reductions have tempered somewhat the impact of the severe slowdown in new residential construction; however, the recession has resulted in high unemployment, adding to the high level of home foreclosures, putting additional homes on the market and further reducing the demand for new construction. In addition, we currently believe it is possible that costs for raw materials and transportation could increase significantly during 2011 and future periods.

New housing starts according to the National Association of Home Builders were 0.6 million and 0.5 million units in calendar 2009 and 2010, respectively, compared to 10- and 50-year averages of 1.4 million and 1.5 million units, respectively. Our light building products business relies on the home improvement and remodeling markets as well as new construction. The U.S. Census Bureau’s Value of Private Residential Construction Spending Put in Place data on homeowner improvement activity shows that the four-quarter moving average peaked at $146.2 billion in the second quarter of calendar 2007, fell to $112.0 million in the fourth quarter of calendar 2009, and then rose to $115.9 billion in the third quarter of calendar 2010. The Leading Indicator of Remodeling Activity estimate issued by the Joint Center for Housing Studies at Harvard University has estimated that the four-quarter moving average will be $123.5 billion in the third quarter of calendar 2011, which would be the highest level since the second quarter of calendar 2008.

Given our market leadership positions and reduced cost structure, we believe that we are positioned to benefit from a rebound in the housing market when it occurs. We believe the long-term growth prospects in the industry are strong because the current seasonally-adjusted annualized housing starts are still well below the 10- and 50-year averages. According to the Harvard Joint Center for Housing Studies, the nation’s housing stock will have to accommodate approximately 12.5 million to 14.8 million additional households due to population growth over the next decade, or approximately 1.3 million to 1.5 million households per year.

Heavy Construction Materials Segment. Heavy construction materials revenues for 2010 were $63.2 million with a corresponding gross profit of $14.9 million. Heavy construction materials revenues for 2009 were $55.9 million with a corresponding gross profit of $12.5 million. The increase in heavy construction materials revenues in 2010 compared to 2009 was due to both higher product and service revenues in 2010. Nevertheless, revenues continue to be weak in many of the largest cement consuming regions of the U.S., with the largest weakness in the California, Arizona and Nevada markets. The gross margin percentage increased from 2009 to 2010 primarily due to the significant increase in revenues and continued control over costs.

Because we sell fly ash as a replacement for portland cement in a wide variety of concrete uses, including infrastructure, commercial, and residential construction, statistics and trends for portland and blended cement sales can be an indicator of future fly ash sales. In October 2010, the Portland Cement Association’s cement consumption forecast reflected a 1.4% increase for calendar 2011 and a 4.0% increase for calendar 2012, followed by sustained growth for calendar 2013 and beyond. According to the Bureau of Labor Statistics, the Producer Price Index for cement declined 1.4% in calendar 2009 and we believe there may have been further declines in calendar 2010. It is not possible to accurately predict the future trends of either cement consumption or cement prices, nor the correlation between cement usage and prices and fly ash sales and prices.

In June 2010, the EPA proposed two alternative rules to regulate CCPs generated by electric utilities and independent power producers. One proposed option would classify CCPs disposed of in surface impoundments or landfills as “special wastes” subject to federal hazardous waste regulation under Subtitle C of the Resource Conservation and Recovery Act (RCRA). The second proposed option would instead regulate CCPs as non-hazardous waste under Subtitle D of RCRA, with states retaining the lead authority on regulating their handling, storage and disposal. Under both options, the current exemption from hazardous waste regulation for CCPs that are recycled for beneficial uses would remain in effect. However, the EPA has received comments on refining the definition of beneficial uses subject to the exemption, which could result in a narrowing of the scope of exempt uses in the final rule. Both rule options are controversial and the EPA extended the deadline for public comments to November 19, 2010. During the comment period, the EPA conducted eight hearings in different locations and over 400,000 comments were submitted. Given the substantial number of comments, it may require one to two years to finalize a proposed rule, but EPA officials have not indicated a final time frame. At this time, it is not possible to predict what form the final regulations will take. Either option is likely to increase the complexity and cost of managing and disposing of CCPs. If the EPA decides to regulate CCPs as hazardous waste under RCRA Subtitle C, CCPs would become subject to a variety of regulations. Regulation of CCPs as hazardous waste would likely have an adverse effect on beneficial use and sales of CCPs and our relationships with utilities. There can be no guarantee that such regulations would not reduce or eliminate our supply or our ability to market fly ash and other CCPs which would have a material adverse impact on our operations and financial condition.

Energy Technology Segment. Energy technology revenues consisted primarily of coal sales related to our coal cleaning business. Revenues in both 2009 and 2010 also include equity earnings from our joint venture investment in an ethanol plant located in North Dakota and catalyst sales, and revenues in 2009 include equity earnings from our joint venture investment in a hydrogen peroxide plant in South Korea which was sold in late fiscal 2010. Segment revenues for 2010 were $21.8 million with a corresponding gross profit of $2.1 million. Segment revenues for 2009 were $12.5 million with a corresponding gross profit (loss) of $(1.7) million. Coal sales increased in 2010 as compared to 2009 due to both increased coal shipments and an increase in the average revenue per ton sold, from $34 in 2009 to $39 in 2010. The increase in revenue per ton sold is due primarily to an improved metallurgical coal market. Cost of revenue related to our coal cleaning business exceeded revenue in 2009 due primarily to low coal prices and ongoing start-up and ramp-up costs for newly-constructed and renovated coal cleaning facilities that were placed in service in late calendar 2008. Equity earnings in our joint ventures were $0.6 million in 2010 compared to $2.8 million in 2009.

As of December 31, 2010, we have temporarily idled three of our coal cleaning facilities to align production to sales and to concentrate production in fewer facilities. We have also reduced staffing at other facilities and cut costs at all locations to reduce the breakeven point for the coal cleaning business. However, to be successful, we must overcome operational issues, including securing and maintaining strategic relationships with coal companies, landowners, and others that host our coal cleaning facilities; securing adequate coal feedstock and selling our product at reasonable prices; efficiently handling and transporting materials; and efficiently operating our dredging, slurry piping and coal cleaning equipment.

In the future, we will likely need to undertake the significant disruption and expense of relocating facilities and entering into new strategic relationships where feedstock is exhausted or other critical arrangements come to an end. We have not achieved our planned economies of scale based on budgeted full production, and to date, our coal cleaning facilities have not consistently operated at a cost that is less than the revenues generated. Profitability depends on our ability to increase production, price and sales of cleaned coal. If these facilities operate at low production levels or cannot produce fuel at a cost and quality satisfactory to customers, these operations may not become profitable and some of the facilities could be further impaired, potentially requiring a charge to earnings in the period of impairment.

Operating Expenses. Amortization and research and development expenses were materially consistent from 2009 to 2010, and are currently expected to remain relatively consistent year over year for the remainder of fiscal 2011. Selling, general and administrative expenses decreased $0.4 million, or 1%, to $27.8 million in 2010 from $28.2 million in 2009. The decrease in 2010 was due primarily to $3.3 million of costs that were expensed in 2009 for consultations related to recapitalization transactions that occurred in 2009 and other periods, largely offset by an increase in coal cleaning marketing costs of approximately $1.4 million in 2010 and officer severance costs of approximately $1.0 million in 2010.

Other Income and Expense. For 2010, we reported net other expense of $16.7 million, compared to net other expense of $16.1 million for 2009. The increase in net other expense of $0.6 million was comprised of a decrease in net interest expense of approximately $0.4 million, combined with a decrease in net other income of approximately $1.0 million.

Net interest expense decreased from $17.4 million in 2009 to $17.0 million in 2010 due primarily to i) approximately $2.6 million of accelerated debt discount and debt issue costs associated with the early repayment of our former senior secured debt and substantially all of the 2.875% convertible senior subordinated notes in 2009; and ii) reduced interest related to a much lower average outstanding balance of the 16% convertible senior subordinated notes in 2010; largely offset by i) approximately $2.3 million of premiums and accelerated debt discount and debt issue costs associated with the early repayment of $10.0 million of our 16% notes in 2010; and ii) higher interest expense related to $328.3 million of new 11.375% senior secured notes issued in October 2009 that was outstanding during all of the December 2010 quarter and only part of the December 2009 quarter, along with a lower average balance of former lower interest rate senior secured debt that was outstanding during part of the December 2009 quarter. Interest expense in fiscal 2011 is currently expected to total approximately $60.0 million.

The decrease in net other income of $1.0 million was primarily the result of a $1.3 million gain on the sale of non-strategic property, plant and equipment in the light building products segment in 2009.

Income Tax Provision. Reference is made to Note 7 to the consolidated financial statements for a detailed description of the income tax provision recorded in 2010 and the income tax benefit recorded in 2009. If tax benefits were recognized on the same basis in 2010 as they were in 2009 (without a full valuation allowance, and using an estimated fiscal 2011 income tax benefit rate of approximately 50%) we would have recorded an income tax benefit of approximately $9.0 million in the December 2010 quarter instead of income tax expense of approximately $1.6 million. We currently expect to record a full valuation allowance on our net amortizable deferred tax assets during the remainder of fiscal 2011 and until such time as we return to profitability.

Impact of Inflation and Related Matters

In certain periods, some of our operations have been negatively impacted by increased raw materials costs for commodities, such as polypropylene and poly-vinyl chloride in the light building products segment. While the negative impact was generally somewhat less significant during the 2010 fiscal year than during prior years, we experienced cost increases for certain raw materials during the December 2010 quarter. We currently believe it is possible that costs for raw materials and other commodities such as fuels, along with the prices of other goods and services could increase significantly during 2011 and future periods. In prior periods, we have passed through certain increased raw materials costs to customers, but it is not possible to accurately predict the future trends of these costs, nor our ability to pass on future price increases.

Liquidity and Capital Resources

Summary of Cash Flow Activities. Net cash used by operating activities in the December 2010 quarter (2010) was $(5.2) million, compared to net cash provided by operating activities of $25.7 million in the December 2009 quarter (2009). The net loss in 2010 exceeded the net loss in 2009 primarily due to the difference in income taxes between the two periods. In 2009, the reported income tax benefit of $8.6 million was approximately 38% of the pre-tax loss of $(22.5) million, while in 2010, we reported income tax expense of $(1.6) million, or approximately 8% of the pre-tax loss of $(19.1) million. There was also a difference in cash flow in excess of $25.0 million from changes in working capital and other operating accounts between the two quarters, primarily related to trade receivables, accrued interest and income taxes.

The change in trade receivables of approximately $7.2 million was primarily due to a smaller decrease in the trade receivables balance during 2010 as compared to 2009. We have not experienced any significant changes in our historical patterns of receivable collections or in trade account delinquencies; rather, our business, which is highly seasonal, did not decline as much during 2010 as it did during 2009. The energy segment was the largest contributor, in particular the coal cleaning operations, which were stronger in 2010 than in 2009. Due to the significant debt restructuring that occurred in the December 2009 quarter, our pattern of paying accrued interest on long-term debt changed. Interest payments on long-term debt were approximately $6.3 million in 2009 and approximately $20.3 million in 2010. Prior to the October 2009 transactions, interest on our former (lower-rate) senior secured debt was paid monthly or quarterly, whereas interest on our new (higher-rate) senior secured notes is payable semiannually. As a consequence, interest payments, while less frequent, are now much higher in the periods when paid. Due to the carryback of NOLs, we received net income tax refunds of approximately $11.3 million in 2009, but made net payments of approximately $0.9 million in 2010.

In both quarters, our primary investing activity consisted of the purchase of property, plant and equipment. In 2009, our financing activities consisted primarily of a significant restructuring of our long-term debt, resulting in the issuance of new senior secured notes and the repayment of all of our former senior secured debt and a portion of our convertible debt. In 2010, our financing activities consisted primarily of the repayment of $10.0 million of convertible debt. More details about these and other investing and financing activities are provided in the following paragraphs.

Investing Activities. Total expenditures for property, plant and equipment in 2010 were $5.2 million, a decrease of $2.1 million from 2009. In both periods, the majority of capital expenditures related to the maintenance of operating capacity in our light building products segment. Total fiscal year 2011 capital expenditures are currently expected to be near the fiscal 2010 level.

Capital expenditures are limited by the terms of our ABL Revolver to $55.0 million in 2011 and $60.0 million in 2012. As of December 31, 2010, we were committed to spend approximately $0.6 million on capital projects that were in various stages of completion. In the 2009 and 2010 quarters, we realized $3.5 million and $0.4 million, respectively, of proceeds from the sale of property, plant and equipment, most of which represented non-strategic assets in our light building products segment. In the 2009 and 2010 quarters, we had net increases of approximately $2.1 million and $0.8 million, respectively, for primarily long-term receivables in the light building products and heavy construction materials segments. In 2010, we acquired certain assets and assumed certain liabilities of two privately-held companies in the light building products industry for total consideration of approximately $2.5 million.

We intend to continue to expand our business through growth of existing operations and commercialization of technologies currently being developed. Acquisitions have historically been an important part of our long-term business strategy; however, primarily because of debt covenant restrictions, but also due to cash flow considerations and recent events affecting the debt and equity markets, we made only one small acquisition in fiscal 2010 and two small acquistions in the December 2010 quarter. We have also invested in joint ventures, one of which was sold in fiscal 2010, which are accounted for using the equity method of accounting. We do not currently have plans to significantly increase our investments in any of the remaining joint venture entities. Our new debt agreements significantly limit potential acquisitions and investments in joint ventures, with the ABL Revolver being the most restrictive. During the four-year term of the ABL Revolver, our acquisitions and investments in joint ventures and other less than 100%-owned entities are limited to total cumulative consideration of $30.0 million and $10.0 million annually.

Financing Activities. In October 2009, we issued new senior secured notes aggregating approximately $328.3 million, for net proceeds of approximately $316.2 million. We used most of the proceeds to repay all of our obligations under the former senior secured credit facility and virtually all of the outstanding 2.875% convertible senior subordinated notes. In connection with the termination of the former credit facility and early repayment of the debt, we wrote off all remaining related debt issue costs, aggregating approximately $2.0 million. In addition, in connection with consultations related to recapitalization transactions that occurred in 2009 and other periods, we incurred $3.3 million of costs that were expensed during the December 2009 quarter, which amount is included in selling, general and administrative expenses in the statement of operations. Also in October 2009, we entered into a $70.0 million ABL Revolver for which we incurred approximately $2.5 million of debt issue costs in the quarter. Significant terms of the new senior secured notes and the ABL Revolver, as well as our convertible senior subordinated notes, are described in Note 5 to the consolidated financial statements and in the Form 10-K.

In 2010, we repurchased and canceled $10.0 million in aggregate principal amount of the 16% convertible senior subordinated notes. Terms of repayment included premiums totaling approximately $1.7 million, which were recorded as interest expense. Accelerated debt discount and debt issue costs aggregating approximately $0.6 million were also charged to interest expense. Following these transactions, approximately $9.2 million of these notes remained outstanding as of December 31, 2010.

There are currently no maturities of debt prior to 2014, unless the holders of the 16% notes exercise their put option in 2012. We also have the option in 2012 to redeem the 16% notes. Following certain asset sales, as defined, we could be required to prepay a portion of the senior secured notes. Interest costs on all long-term debt in fiscal 2011 are currently expected to total approximately $60.0 million, with approximately $50.0 million involving the expenditure of cash.

We were in compliance with all debt covenants as of December 31, 2010. The senior secured notes and ABL Revolver limit the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling assets, making capital expenditures, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 15% of the total $70.0 million commitment, or $10.5 million currently, we are required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period.

There have been no borrowings under the ABL Revolver since it was entered into in October 2009. The ABL Revolver terminates three months prior to the earliest maturity date of the senior secured notes or any of the convertible senior subordinated notes (currently November 2013), but no later than October 2014, at which time any amounts borrowed must be repaid. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of our light building products and heavy construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets. As of December 31, 2010, availability under the ABL Revolver was approximately $48.1 million. However, due primarily to the seasonality of our operations, the amount of availability varies from period to period and it is possible that the availability under the ABL Revolver could fall below the 15% threshold, or $10.5 million, in a future period.

As of December 31, 2010, our fixed charge coverage ratio, as defined in the ABL Revolver agreement, is approximately 0.7. The fixed charge coverage ratio is calculated by dividing EBITDAR minus capital expenditures and cash payments for income taxes by fixed charges. EBITDAR consists of net income (loss) i) plus net interest expense, income taxes (as defined), depreciation and amortization, non-cash charges such as goodwill and other impairments, and rent expense; ii) plus or minus other specified adjustments such as equity earnings or loss in joint ventures. Fixed charges consist of cash payments for debt service plus rent expense. If availability under the ABL Revolver were to decline below $10.5 million at some future date and the fixed charge coverage ratio were to also be below 1.0, the ABL Revolver lender could issue a notice of default. If a notice of default were to become imminent, we would seek an amendment to the ABL Revolver, or alternatively, a waiver of the availability requirement and/or fixed charge coverage ratio for a period of time.

Approximately $212.6 million remains available for future offerings of securities under a universal shelf registration statement filed with the SEC in 2008. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering could commence under the registration statement.

In both of the December quarters, cash proceeds from employee stock purchases and the exercise of options were not material. Option exercise activity is primarily dependent on our stock price and is not predictable. To the extent non-qualified stock options are exercised, or there are disqualifying dispositions of shares obtained upon the exercise of incentive stock options, we receive an income tax deduction generally equal to the income recognized by the optionee. Such amounts were not material in either period.

Working Capital. As of December 31, 2010, our working capital was $126.8 million (including $68.0 million of cash and cash equivalents) compared to $147.0 million as of September 30, 2010. The decrease in working capital resulted primarily from cash used in operations and for debt service, all as described previously. Notwithstanding the continuing pressure on our revenues as a result of existing economic conditions, we currently expect operations to produce positive cash flow in fiscal 2011 and in future years. We currently believe working capital will be sufficient for our operating needs for the next 12 months, and that it will not be necessary to utilize borrowing capacity under the ABL Revolver for our seasonal operational cash needs during that period of time.

Income Taxes. For the fiscal 2011 year, during which we currently expect to realize a loss before income taxes, cash outlays for income taxes will be minimal, consisting primarily of state income taxes in certain state jurisdictions where we expect to generate taxable income. We have utilized our fiscal 2009 and prior year NOLs by carrying these amounts back to prior years, receiving income tax refunds (which totaled approximately $37.1 million in fiscal 2010). Fiscal 2010 NOLs and tax credit carryforwards were offset by our existing deferred income tax liabilities resulting in a near $0 deferred tax position as of September 30, 2010, and in 2011, we are recording a full valuation allowance on our net amortizable deferred tax assets. As of

December 31, 2010, our NOL carryforwards total approximately $30.0 million. The U.S. and state NOLs and capital losses expire from 2012 to 2031. Substantially all of the non-U.S. NOLs do not expire. In addition, there are approximately $19.0 million of tax credit carryforwards as of December 31, 2010, which expire from 2014 to 2031.

As discussed previously, cash payments for income taxes are reduced for tax deductions resulting from disqualifying dispositions of incentive stock options and from the exercise of non-qualified stock options, which amounts were not material in either 2009 or 2010. Option exercise activity is primarily dependent on our stock price which is not predictable, and likewise, it is not possible to estimate what tax benefits may be realized from future option exercises.

Summary of Future Cash Requirements. Significant cash requirements for fiscal 2011, beyond seasonal operational working capital requirements, consist primarily of interest payments on long-term debt and capital expenditures. In years beyond 2011, significant cash requirements will also include the repayment of debt, but not prior to 2014, or June 2012 if the 16% convertible senior subordinated notes totaling approximately $9.2 million are put to us. Reference is made to Note 11 to the consolidated financial statements where the potential risks of future litigation are described in detail.

Legal Matters

We have ongoing litigation and asserted claims which have been incurred during the normal course of business. Reference is made to Note 11 to the consolidated financial statements for a description of our accounting for legal costs and for other information about legal matters.

Recent Accounting Pronouncements

Reference is made to Note 1 to the consolidated financial statements for a discussion of accounting pronouncements that have been recently issued which we have not yet adopted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, primarily related to our stock price and the activities of one of our joint ventures, the Blue Flint joint venture, which has derivatives in place related to variable interest rates and commodities. We do not use derivative financial instruments for speculative or trading purposes. Future borrowings, if any, under our new ABL Revolver will bear interest at a variable rate, as described in Note 5.

Subsequent to the sale in fiscal 2010 of our interest in the South Korean joint venture with Evonik Industries AG, we have limited operations in foreign jurisdictions. This joint venture was subject to foreign currency exchange rate movements through the date of sale. In the December 2009 quarter, the joint venture recorded foreign currency exchange gains, of which $0.3 million was included in our results of operations.

As described in more detail in Note 11 to the consolidated financial statements, the Compensation Committee approved grants of performance unit awards to certain officers and employees in the corporate business unit, to be settled in cash, based on the achievement of goals related to consolidated free cash flow generated in the second half of fiscal 2010. Assuming the average closing stock price for the 60 days in the period ended December 31, 2010 of $4.26 remains unchanged for the September 30, 2011 and 2012 vesting dates, the payouts under this arrangement would be approximately $3.1 million. At each of the two vesting dates, the payouts under the awards will be adjusted using the average stock price for the 60 days immediately preceding the respective vest dates. A change in the 60-day stock price of 10% from the December 31, 2010 average of $4.26 would result in an increase or decrease of approximately $0.3 million in the payout liability.

In the December 2010 quarter, the Committee approved grants of performance unit awards to participants in the corporate business unit related to consolidated free cash flow generated during fiscal year 2011, with terms similar to those described above for the 2010 six-month period. The ultimate liability for the 2011 year performance unit awards will be adjusted depending on fiscal 2011 performance as well as changes in our stock price through the final vest date of September 30, 2013. As of December 31, 2010, approximately $0.5 million has been accrued for these awards. Assuming 2011 cash flow generation is at target, a change in the 60-day stock price of 10% from the December 31, 2010 average of $4.26 would result in an increase or decrease of approximately $0.2 million in the projected 2011 payout liability.

Also in the December 2010 quarter, the Committee approved grants to certain employees of approximately 0.4 million cash-settled stock appreciation rights (SARs). These SARs will vest in annual installments through September 30, 2013, provided the participant is still employed at the respective vesting dates, and will be settled in cash upon exercise by the employee. The SARs terminate on September 30, 2015 and must be exercised on or before that date. As of December 31, 2010, less than $0.1 million has been accrued for these awards. Future changes in our stock price (in any amount beyond the grant-date stock price) through September 30, 2015 will result in adjustment to the expected liability, which adjustment

(whether positive or negative) will be reflected in our statement of operations each quarter. If all of the SARs ultimately vest and the stock price remains above the grant-date stock price, a change in the stock price of $1.00 would result in an increase or decrease of approximately $0.4 million in the ultimate payout liability.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of December 31, 2010, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2010 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See “Legal Matters” in Note 10 to the consolidated financial statements for a description of current legal proceedings.

ITEM 1A.	RISK FACTORS

Risks relating to our business, our common stock and indebtedness are described in Item 1A of our Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SPECIALIZED DISCLOSURES

Our coal cleaning operations are subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the recently proposed Item 106 of Regulation S-K (17 CFR 229.106) is included in Exhibit 99.32 to this quarterly report.

ITEM 5.	OTHER INFORMATION

On January 31, 2011, Mr. John N. Lawless, III and Headwaters Construction Materials, Inc. (“HCM”), a wholly owned subsidiary of Headwaters Incorporated, entered into a Separation Agreement (the “Separation Agreement”), in connection with Mr. Lawless’ departure from HCM as announced by Headwaters on January 10, 2011. Under the terms of the Separation Agreement, Mr. Lawless will be eligible to receive cash severance payments over a two-year period totaling approximately $635,000 and payment of health insurance costs for 18 months. Mr. Lawless also received early vesting of approximately 39,000 shares of restricted stock and 91,000 stock appreciation rights, together valued at approximately $0.3 million as of the date of the Separation Agreement. Mr. Lawless also will be entitled to his vested balances in any Headwaters benefit plan consistent with the provisions of each such plan. The foregoing summary description of the Separation Agreement is qualified in its entirety by reference to the full text of the Separation Agreement, which is filed as an exhibit to this report.

ITEM 6.	EXHIBITS

The following exhibits are included herein:

10.104	Separation agreement with John N. Lawless, III dated January 31, 2011	*
12	Computation of ratio of earnings to combined fixed charges and preferred stock dividends	*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	*
99.32	Mine Safety Disclosure	*
101.INS	XBRL Instance document	**
101.SCH	XBRL Taxonomy extension schema	**
101.CAL	XBRL Taxonomy extension calculation linkbase	**
101.DEF	XBRL Taxonomy extension definition linkbase	**
100.LAB	XBRL Taxonomy extension label linkbase	**
101.PRE	XBRL Taxonomy extension presentation linkbase	**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEADWATERS INCORPORATED

Date: February 2, 2011	By:	/s/ Kirk A. Benson
Kirk A. Benson, Chief Executive Officer
(Principal Executive Officer)

Date: February 2, 2011	By:	/s/ Donald P. Newman
Donald P. Newman, Chief Financial Officer
(Principal Financial Officer)