Form 10-Q
period 2011-03-31
HEADWATERS INC
filed 2011-05-09
CIK 1003344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

The number of shares outstanding of the Registrant’s common stock as of April 30, 2011 was 60,809,741.

HEADWATERS INCORPORATED

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Actual results may vary materially from such expectations. In some cases, words such as “may,” “should,” “intends,” “plans,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “believes,” “seeks,” “estimates,” “forecasts,” or variations of such words and similar expressions, or the negative of such terms, may help to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking. For a discussion of the factors that could cause actual results to differ from expectations, please see the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2010, as updated from time to time. There can be no assurance that our results of operations will not be adversely affected by such factors. Unless legally required, we undertake no obligation to revise or update any forward-looking statements for any reason. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

ITEM 1. FINANCIAL STATEMENTS

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
(in thousands, except par value)	2010	2011
ASSETS

Current assets:
Cash and cash equivalents	$90,984	$50,689
Trade receivables, net	92,279	67,885
Inventories	40,848	42,067
Current and deferred income taxes	12,050	2,958
Other	9,106	9,844

Total current assets	245,267	173,443

Property, plant and equipment, net	268,650	226,729

Other assets:
Intangible assets, net	183,371	175,393
Goodwill	115,999	115,999
Other	75,687	75,251

Total other assets	375,057	366,643

Total assets	$888,974	$766,815

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15,412	$12,632
Accrued personnel costs	27,703	23,808
Accrued interest	17,797	3,409
Other accrued liabilities	37,392	49,104

Total current liabilities	98,304	88,953

Long-term liabilities:
Long-term debt	469,875	537,891
Deferred income taxes	9,739	5,580
Unrecognized income tax benefits	14,081	9,033
Other	15,034	17,608

Total long-term liabilities	508,729	570,112

Total liabilities	607,033	659,065

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; authorized 200,000 shares; issued and outstanding: 60,490 shares at September 30, 2010 and 60,809 shares at March 31, 2011	60	61
Capital in excess of par value	633,171	635,610
Retained earnings (accumulated deficit)	(350,940)	(527,781)
Other	(350)	(140)

Total stockholders’ equity	281,941	107,750

Total liabilities and stockholders’ equity	$888,974	$766,815

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per-share data)	2010	2011	2010	2011
Revenue:
Light building products	$61,255	$62,677	$132,486	$132,386
Heavy construction materials	47,272	45,096	103,147	108,311
Energy technology	19,627	19,362	32,167	41,139

Total revenue	128,154	127,135	267,800	281,836

Cost of revenue:
Light building products	46,698	53,831	99,336	107,680
Heavy construction materials	38,396	37,509	81,789	85,861
Energy technology	15,534	18,253	29,764	37,938

Total cost of revenue	100,628	109,593	210,889	231,479

Gross profit	27,526	17,542	56,911	50,357

Operating expenses:
Amortization	5,578	5,606	11,189	11,153
Research and development	1,858	2,835	3,773	4,780
Selling, general and administrative	24,399	42,834	52,586	70,610
Asset impairments	0	38,000	0	38,000

Total operating expenses	31,835	89,275	67,548	124,543

Operating loss	(4,309)	(71,733)	(10,637)	(74,186)

Other income (expense):
Net interest expense	(16,019)	(82,689)	(33,439)	(99,683)
Other, net	(102)	8	1,178	328

Total other income (expense), net	(16,121)	(82,681)	(32,261)	(99,355)

Loss before income taxes	(20,430)	(154,414)	(42,898)	(173,541)
Income tax benefit (provision)	7,400	(1,740)	15,970	(3,300)

Net loss	$(13,030)	$(156,154)	$(26,928)	$(176,841)

Basic loss per share	$(0.22)	$(2.58)	$(0.45)	$(2.93)

Diluted loss per share	$(0.22)	$(2.58)	$(0.45)	$(2.93)

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Six Months Ended March 31, 2011

			Capital in	Retained earnings		Total
	Common stock		excess	(accumulated		stockholders’
(in thousands)	Shares	Amount	of par value	deficit)	Other	equity
Balances as of September 30, 2010	60,490	$60	$633,171	$(350,940)	$(350)	$281,941
Issuance of restricted stock, net of cancellations	190	0				0
Issuance of common stock pursuant to employee stock purchase plan	109	1	402			403
Exercise of stock appreciation rights	20	0				0
Stock-based compensation			2,037			2,037
Other comprehensive income, net of taxes – cash flow hedge					210	210
Net loss for the six months ended March 31, 2011				(176,841)		(176,841)

Balances as of March 31, 2011	60,809	$61	$635,610	$(527,781)	$(140)	$107,750

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
(in thousands)	2010	2011
Cash flows from operating activities:
Net loss	$(26,928)	$(176,841)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	29,156	31,215
Asset impairments	0	38,000
Interest expense related to amortization of debt issue costs and debt discount	8,315	14,496
Stock-based compensation	2,285	2,037
Deferred income taxes	(4,078)	393
Net gains of unconsolidated joint ventures	(8,942)	(2,452)
Net gain on disposition of property, plant and equipment	(1,246)	(309)
Decrease in trade receivables	21,022	24,394
Increase in inventories	(968)	(403)
Decrease in accounts payable and accrued liabilities	(3,083)	(12,564)
Other changes in operating assets and liabilities, net	4,535	1,085

Net cash provided by (used in) operating activities	20,068	(80,949)

Cash flows from investing activities:
Purchase of property, plant and equipment	(13,701)	(12,143)
Proceeds from disposition of property, plant and equipment	3,530	413
Net decrease (increase) in long-term receivables and deposits	(7,761)	526
Payments for acquisitions	0	(2,500)
Net change in other assets	(810)	(751)

Net cash used in investing activities	(18,742)	(14,455)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	316,187	392,750
Payments on long-term debt	(259,795)	(338,044)
Other debt issue costs	(2,456)	0
Employee stock purchases	381	403

Net cash provided by financing activities	54,317	55,109

Net increase (decrease) in cash and cash equivalents	55,643	(40,295)
Cash and cash equivalents, beginning of period	15,934	90,984

Cash and cash equivalents, end of period	$71,577	$50,689

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

1.	Nature of Operations and Basis of Presentation

Description of Business and Organization – Headwaters Incorporated (Headwaters) is a diversified building products company incorporated in Delaware, which provides products, technologies and services in light and heavy building materials and energy technology. Headwaters’ vision is to improve lives through innovative advancements in construction materials through application, design and purpose.

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

Basis of Presentation – Headwaters’ fiscal year ends on September 30 and unless otherwise noted, references to 2010 refer to Headwaters’ fiscal quarter and/or six months ended March 31, 2010 and references to 2011 refer to Headwaters’ fiscal quarter and/or six months ended March 31, 2011. Other references to years refer to Headwaters’ fiscal year rather than a calendar year.

The condensed consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the seasonality of most of Headwaters’ operations and other factors, the consolidated results of operations for any particular period are not indicative of the results to be expected for a full fiscal year. For the six months ended March 31, 2010, approximately 13% of Headwaters’ total revenue and cost of revenue was for services. For the six months ended March 31, 2011, approximately 12% of Headwaters’ total revenue and cost of revenue was for services. Substantially all service-related revenue for both periods was in the heavy construction materials segment.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist of normal recurring adjustments, along with non-routine adjustments to account for the asset impairments described in Note 4, the debt transactions described in Note 5, and the litigation accrual described in Note 11. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters’ Annual Report on Form 10-K for the year ended September 30, 2010 (Form 10-K) and in Headwaters’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Recent Accounting Pronouncements – Headwaters has reviewed recently issued accounting standards which have not yet been adopted in order to determine their potential effect, if any, on the results of operations or financial position of Headwaters. Based on that review, Headwaters does not currently believe that any of those accounting pronouncements will have a significant effect on its current or future financial position, results of operations, cash flows or disclosures.

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

	Three Months Ended March 31, 2010
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals
Segment revenue	$61,255	$47,272	$19,627	$0	$128,154

Depreciation and amortization	$(7,711)	$(3,425)	$(3,824)	$(32)	$(14,992)

Operating income (loss)	$(2,210)	$2,191	$(1,818)	$(2,472)	$(4,309)

Net interest expense					(16,019)
Other income (expense), net					(102)
Income tax benefit					7,400

Net loss					$(13,030)

Capital expenditures	$4,729	$724	$896	$23	$6,372

Segment assets	$327,108	$296,219	$200,113	$105,852	$929,292

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

	Three Months Ended March 31, 2011
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals
Segment revenue	$62,677	$45,096	$19,362	$0	$127,135

Depreciation and amortization	$(9,823)	$(3,463)	$(2,816)	$(27)	$(16,129)

Operating income (loss)	$(12,989)	$301	$(54,547)	$(4,498)	$(71,733)

Net interest expense					(82,689)
Other income (expense), net					8
Income tax provision					(1,740)

Net loss					$(156,154)

Capital expenditures	$4,365	$829	$1,746	$0	$6,940

Segment assets	$303,077	$301,166	$102,746	$59,826	$766,815

	Six Months Ended March 31, 2010
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals
Segment revenue	$132,486	$103,147	$32,167	$0	$267,800

Depreciation and amortization	$(15,567)	$(6,777)	$(6,740)	$(72)	$(29,156)

Operating income (loss)	$(802)	$8,031	$(7,852)	$(10,014)	$(10,637)

Net interest expense					(33,439)
Other income (expense), net					1,178
Income tax benefit					15,970

Net loss					$(26,928)

Capital expenditures	$9,571	$2,314	$1,789	$27	$13,701

	Six Months Ended March 31, 2011
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals
Segment revenue	$132,386	$108,311	$41,139	$0	$281,836

Depreciation and amortization	$(18,363)	$(6,904)	$(5,892)	$(56)	$(31,215)

Operating income (loss)	$(15,237)	$8,131	$(57,304)	$(9,776)	$(74,186)

Net interest expense					(99,683)
Other income (expense), net					328
Income tax provision					(3,300)

Net loss					$(176,841)

Capital expenditures	$7,975	$1,127	$3,041	$0	$12,143

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

3.	Inventories

Inventories consisted of the following at:

(in thousands)	September 30, 2010	March 31, 2011
Raw materials	$15,262	$8,610
Finished goods	25,586	33,457

	$40,848	$42,067

4.	Long-lived Assets

Asset Impairments – During the March 2011 quarter, Headwaters recorded asset impairments totaling $38.0 million, consisting of $37.0 million of assets in the energy technology segment and $1.0 million of restructuring costs in the light building products segment. The impaired energy technology segment assets consisted of approximately $32.0 million of property, plant and equipment and approximately $5.0 million of other assets, all related to Headwaters’ coal cleaning business. The impaired light building products segment assets consisted of property, plant and equipment.

The carrying value of a long-lived asset, including property, plant and equipment, is considered impaired when the anticipated cumulative undiscounted cash flow from that asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. A number of Headwaters’ coal cleaning assets remain idle or are producing coal at low levels. These low production levels have resulted in a current forecast of future cash flows that indicated an impairment existed at March 31, 2011. Management used its best efforts to reasonably estimate all of the inputs in the cash flow models utilized; however, it is probable that actual results could differ from these estimates and the differences could be material. Materially different input estimates and assumptions, including the probabilities of differing potential outcomes, would necessarily result in materially different calculations of expected future cash flows and asset fair values and materially different impairment estimates. Headwaters will reassess its cash flow input estimates and assumptions, including probabilities related thereto, if triggering events arise in the future. If assumptions regarding future cash flows related to the coal cleaning assets prove to be incorrect, Headwaters may be required to record additional impairment charges in future periods.

Intangible Assets – All of Headwaters’ identified intangible assets are being amortized. The following table summarizes the gross carrying amounts and related accumulated amortization of intangible assets as of:

		September 30, 2010		March 31, 2011
(in thousands)	Estimated useful lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
CCP contracts	8 -20 years	$117,690	$51,912	$117,690	$55,278
Customer relationships	7 1/2 -15 years	77,603	32,537	77,603	35,465
Trade names	5 - 20 years	67,425	20,114	67,725	21,852
Patents and patented technologies	4 - 19 years	53,426	31,044	54,198	33,607
Other	2 - 17 years	5,661	2,827	7,764	3,385

		$321,805	$138,434	$324,980	$149,587

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Total amortization expense related to intangible assets was approximately $5.6 million for both the quarter ended March 31, 2010 and 2011, and approximately $11.2 million for both the six months ended March 31, 2010 and 2011. Total estimated annual amortization expense for fiscal years 2011 through 2016 is shown in the following table.

Year ending September 30:	(in thousands)
2011	$22,283
2012	20,552
2013	19,570
2014	19,047
2015	14,927
2016	14,805

5.	Long-term Debt

The total undiscounted face amount of Headwaters’ outstanding long-term debt was $495.8 million as of September 30, 2010 and $557.5 million as of March 31, 2011. As of those dates, long-term debt consisted of the following:

(in thousands)	September 30, 2010	March 31, 2011
7 5/8% Senior secured notes	$0	$400,000
11 3/8% Senior secured notes (face amount $328,250), net of discount	325,800	0
Convertible senior subordinated notes:
16%, due 2016 with put date of June 2012 (face amount $19,277 at September 30, 2010 and $9,233 at March 31, 2011), net of discount	18,152	8,852
2.50%, due 2014 (face amount $120,900), net of discount	101,120	103,867
14.75%, due 2014 (face amount $27,370), net of discount	24,803	25,172

Total convertible notes, net of applicable discounts	144,075	137,891

Carrying amount of long-term debt, net of discounts	$469,875	$537,891

Senior Secured Debt Repaid in October 2009 – Headwaters’ senior secured borrowings as of September 30, 2009 consisted of a first lien term loan in the amount of $163.0 million, plus $25.0 million outstanding under an associated revolving credit arrangement. As described below, in October 2009 Headwaters issued $328.3 million of 11 3/8% senior secured notes due 2014 and used most of the proceeds to repay all amounts owed under the senior secured credit facility, at which time the facility was terminated. In connection with the termination of the credit facility and early repayment of the outstanding debt, Headwaters wrote off all remaining related debt issue costs, aggregating approximately $2.0 million. In addition, in connection with consultations related to recapitalization transactions that occurred in October 2009 and other periods, Headwaters incurred $3.3 million of costs that were expensed during the December 2009 quarter, which amount is included in selling, general and administrative expenses in the 2010 consolidated statement of operations.

11 3/8% Senior Secured Notes – In October 2009, Headwaters issued approximately $328.3 million of 11 3/8% senior secured notes for net proceeds of approximately $316.2 million. Headwaters used most of the net proceeds to repay all of its obligations under the former senior secured credit facility described above and the outstanding 2.875% convertible senior subordinated notes. Also in October 2009, Headwaters entered into a $70.0 million asset-based revolving loan facility (ABL Revolver), described below. The 11 3/8% senior secured notes, which were to mature in November 2014, were repaid in March 2011 with proceeds from the new issuance of 7 5/8% senior secured notes described below. The 11 3/8% notes were issued at 99.067% of face value, or a discount of approximately $3.1 million, which discount was being amortized to interest expense over the five-year term. Upon early repayment in March 2011, the remaining unamortized balances of approximately $2.2 million of debt discount and $6.6 million of debt issue costs were written off and charged to interest expense.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

7 5/8% Senior Secured Notes – In March 2011, Headwaters issued $400.0 million of 7 5/8% senior secured notes for net proceeds of approximately $392.8 million. Headwaters used most of the net proceeds to repay the 11 3/8% senior secured notes described above and the related early repayment premium of approximately $59.0 million (which premium was charged to interest expense). The 7 5/8% notes mature in April 2019 and bear interest at a rate of 7.625%, payable semiannually. The notes are secured by substantially all assets of Headwaters, with the exception of joint venture assets; however, the note holders have a second priority position with respect to the assets that secure the ABL Revolver, currently consisting of certain trade receivables and inventories of Headwaters’ light building products and heavy construction materials segments. The notes are senior in priority to all other outstanding and future subordinated debt.

Headwaters can redeem the 7 5/8% notes, in whole or in part, at any time after March 2015 at redemption prices ranging from 103.8% to 100.0%, depending on the redemption date. In addition, through March 2014 Headwaters can redeem at a price of 107.6% up to 35% of the outstanding notes with the net proceeds from one or more equity offerings. Headwaters can also redeem up to 10% of the notes in any 12-month period through March 2014 at a price of 103%, and can redeem any portion of the notes at any time through March 2015 at a price equal to 100% plus a make-whole premium.

The senior secured notes limit Headwaters in the incurrence of additional debt and liens on assets, prepayment of future subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making investments and the payment of dividends or distributions, among other things. Headwaters was in compliance with all debt covenants as of March 31, 2011.

ABL Revolver – Since entering into the ABL Revolver, Headwaters has not borrowed any funds under the terms of the ABL Revolver and has no borrowings outstanding as of March 31, 2011. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of Headwaters’ light building products and heavy construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets of Headwaters. As of March 31, 2011, availability under the ABL Revolver was approximately $50.0 million. Subsequent to March 31, 2011, Headwaters secured a letter of credit under terms of the ABL Revolver for approximately $16.1 million in order to post bond to enable the potential filing of an appeal in the Boynton matter described in Note 11. If this letter of credit had been obtained prior to March 31, 2011, it would not have changed availability under the ABL Revolver.

Outstanding borrowings under the ABL Revolver accrue interest at Headwaters’ option, at either i) the London Interbank Offered Rate (LIBOR) plus 2.25%, 2.50% or 2.75%, depending on Headwaters’ fixed charge coverage ratio; or ii) the “Base Rate” plus 1.0%, 1.25% or 1.5%, again depending on the fixed charge coverage ratio. The base rate is subject to a floor equal to the highest of i) the prime rate, ii) the federal funds rate plus 0.5%, and iii) the 30-day LIBOR rate plus 1.0%. Fees on the unused portion of the ABL Revolver range from 0.25% to 0.50%, depending on the amount of the credit facility which is utilized. If there would have been borrowings outstanding under the ABL Revolver as of March 31, 2011, the interest rate on those borrowings would have been approximately 3.1%. The ABL Revolver terminates three months prior to the earliest maturity date of the senior secured notes or any of the convertible senior subordinated notes, but no later than October 2014, at which time any amounts borrowed must be repaid.

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

2.875% Convertible Senior Subordinated Notes Due 2016 – In October 2009, Headwaters repaid the remaining balance of $71.8 million of the 2.875% convertible senior subordinated notes with a portion of the proceeds from the issuance of the 11 3/8% senior secured notes described above. In connection with the October 2009 early repayment of the 2.875% notes, Headwaters wrote off all remaining related debt issue costs, aggregating approximately $0.6 million.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

16% Convertible Senior Subordinated Notes Due 2016 – The Form 10-K includes a detailed description of Headwaters’ 16% convertible senior subordinated notes. In November 2010, Headwaters repurchased and canceled approximately $10.0 million in aggregate principal amount of the 16% notes. Terms of repayment included premiums totaling approximately $1.7 million, which were recorded as interest expense. Accelerated debt discount and debt issue costs aggregating approximately $0.6 million were also charged to interest expense. Following the repurchases, approximately $9.2 million of these notes remained outstanding as of March 31, 2011.

Headwaters may redeem at par any portion of the 16% notes on or after June 4, 2012. In addition, the holders of the notes have the right to require Headwaters to repurchase all or a portion of the notes on June 1, 2012.

2.50% and 14.75% Convertible Senior Subordinated Notes Due 2014 – The Form 10-K includes a detailed description of Headwaters’ 2.50% and 14.75% convertible senior subordinated notes. The 2.50% and 14.75% notes are subordinate to the senior secured notes and rank equally with the 16% convertible senior subordinated notes and any future issuances of senior subordinated debt.

Interest and Debt Maturities – During the March 2010 and 2011 quarters, Headwaters incurred total interest costs of approximately $16.3 million and $82.8 million, respectively, including approximately $2.9 million and $11.2 million, respectively, of non-cash interest expense and approximately $0.2 million and $0 million, respectively, of interest costs that were capitalized. During the six months ended March 31, 2010 and 2011, Headwaters incurred total interest costs of approximately $34.0 million and $99.8 million, respectively, including approximately $8.3 million and $14.5 million, respectively, of non-cash interest expense and approximately $0.4 million and $0 million, respectively, of interest costs that were capitalized. Interest expense in both the March 2011 quarter and the six months ended March 31, 2011 includes approximately $59.0 million of early repayment premium relating to the retirement of the 11 3/8% senior secured notes in March 2011.

Interest income was approximately $0.1 million for both the March 2010 and 2011 quarters, and $0.2 million and $0.1 million for the six months ended March 31, 2010 and 2011, respectively. The weighted-average interest rate on the face amount of outstanding long-term debt, disregarding amortization of debt discount and debt issue costs, was approximately 9.6% at September 30, 2010 and 7.0% at March 31, 2011.

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

All of Headwaters’ outstanding long-term debt as of September 30, 2010 and March 31, 2011 was fixed-rate. Using fair values for the debt, the aggregate fair value of Headwaters’ long-term debt as of September 30, 2010 would have been approximately $495.0 million, compared to a carrying value of $469.9 million, and the aggregate fair value as of March 31, 2011 would have been approximately $551.7 million, compared to a carrying value of $537.9 million.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

7.	Income Taxes

Headwaters’ estimated effective income tax rate for the fiscal year ending September 30, 2011, exclusive of discrete items, is currently estimated to be approximately negative (1)%, which estimated rate was used to calculate income taxes for the 2011 quarterly and six-month periods. Headwaters also recognized approximately $1.3 million of net income tax expense in the six months ended March 31, 2011 for discrete items that did not affect the calculation of the estimated effective income tax rate for the 2011 fiscal year. Included in this amount is a $1.0 million out-of-period adjustment, consisting primarily of changes in the valuation allowance and uncertain tax positions, that is not deemed material to fiscal 2010 or fiscal 2011. For the six months ended March 31, 2010, Headwaters used an estimated effective income tax benefit rate of 44%, net of approximately $2.9 million of income tax expense for discrete items.

Headwaters has utilized its fiscal 2009 and prior year net operating losses (NOLs) by carrying these amounts back to prior years, receiving income tax refunds. Fiscal 2010 NOLs and tax credit carryforwards were offset by Headwaters’ existing deferred income tax liabilities resulting in a near $0 deferred tax position as of September 30, 2010. Accordingly, in fiscal 2011, during which Headwaters currently expects to realize a loss before income taxes, Headwaters is recording a full valuation allowance on its net amortizable deferred tax assets and has recorded income tax expense for the six months ended March 31, 2011 even though there was a pre-tax loss of approximately $173.5 million. A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. Because the realization of the deferred tax assets related to most of Headwaters’ NOLs, capital losses and tax credits is dependent upon future income or capital gains related to domestic and foreign jurisdictional operations that have historically generated losses, management determined that Headwaters no longer meets the “more likely than not” threshold that those NOLs, capital losses and tax credits will be realized. Accordingly, a valuation allowance is required.

The estimated effective income tax rate for fiscal 2011 of negative (1)% is due primarily to the combination of not recognizing benefit for expected pre-tax losses and tax credits, but recognizing state income taxes in certain state jurisdictions where Headwaters expects to generate taxable income. As of March 31, 2011, Headwaters’ NOL carryforwards total approximately $67.0 million. The U.S. and state NOLs and capital losses expire from 2012 to 2031. Substantially all of the non-U.S. NOLs do not expire. In addition, there are approximately $21.0 million of tax credit carryforwards as of March 31, 2011, which expire from 2014 to 2031.

The estimated effective tax rate for fiscal 2010 of 44%, which was used to calculate income taxes for the six months ended March 31, 2010, exclusive of discrete items, was higher than the statutory rate primarily due to the pre-tax loss projected for the 2010 fiscal year combined with projected Section 45 refined coal tax credits, which increased the income tax benefit otherwise recorded. The discrete items recorded during the six months ended March 31, 2010 represented primarily changes in estimates related to tax credits and other permanent differences.

Section 45 refined coal tax credits are generated by coal cleaning facilities that Headwaters owns and operates. Headwaters believes it is more likely than not that a significant portion of the refined coal produced at its coal cleaning facilities qualifies for tax credits pursuant to Section 45 of the Internal Revenue Code. Excluding the effect of Section 45 tax credits, Headwaters’ estimated effective tax rate for fiscal 2010 would have been approximately 32% instead of 44%, which was lower than the statutory rate due primarily to the effect of valuation allowances and permanent differences.

The calculation of tax liabilities involves uncertainties in the application of complex tax regulations in multiple jurisdictions. Headwaters recently completed an audit by the IRS for the years 2005 through 2008, which did not result in any material changes to earnings or tax-related liabilities. Headwaters is currently under audit by the IRS for 2009 and has open tax periods subject to examination by taxing authorities for the years 2005 through 2010. Headwaters recognizes potential liabilities for anticipated tax audit issues in the U.S. and state tax jurisdictions based on estimates of whether, and the extent to which, additional taxes and interest will be due. If events occur (or do not occur) as expected and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

benefits being recognized in the period when it is determined the liabilities are no longer required to be recorded in the consolidated financial statements. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. It is reasonably possible that the amount of Headwaters’ unrecognized income tax benefits will change significantly within the next 12 months. These changes could be the result of Headwaters’ ongoing tax audits or the settlement of outstanding audit issues. However, due to the issues being examined, at the current time, an estimate of the range of reasonably possible outcomes cannot be made, beyond amounts currently accrued.

8.	Equity Securities and Stock-based Compensation

Authorized Common Stock – During the March 2011 quarter, Headwaters’ stockholders approved an increase in the number of shares of authorized common stock from 100.0 million to 200.0 million.

Shelf Registration – Approximately $212.6 million remains available for future offerings of securities under a universal shelf registration statement on file with the SEC. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering could commence under the registration statement.

Stock-based Compensation – During the December 2010 quarter, the Compensation Committee (the Committee) of the Board of Directors granted approximately 0.7 million stock-based awards to officers and employees under the terms of the 2010 Incentive Compensation Plan (2010 ICP). The awards vest over an approximate three-year period. The Committee also granted some cash-settled stock appreciation rights (SARs) as more fully described in Note 11. During the March 2011 quarter, the Committee granted approximately 0.1 million restricted stock units to the non-affiliated directors of Headwaters. The units were granted subject to the terms of the 2010 ICP and vest during calendar year 2011.

Stock-based compensation expense was approximately $1.0 million for each of the quarters ended March 31, 2010 and 2011, and approximately $2.3 million and $2.0 million for the six months ended March 31, 2010 and 2011, respectively. As of March 31, 2011, there was approximately $3.3 million of total compensation cost related to unvested awards not yet recognized, which will be recognized in future periods in accordance with applicable vesting terms.

9.	Earnings per Share

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per-share data)	2010	2011	2010	2011
Numerator:
Numerator for basic and diluted earnings per share – net loss	$(13,030)	$(156,154)	$(26,928)	$(176,841)

Denominator:
Denominator for basic and diluted earnings per share – weighted-average shares outstanding	59,944	60,423	59,922	60,375

Basic loss per share	$(0.22)	$(2.58)	$(0.45)	$(2.93)

Diluted loss per share	$(0.22)	$(2.58)	$(0.45)	$(2.93)

Anti-dilutive securities not considered in diluted EPS calculation:
SARs	2,683	2,352	2,695	2,773
Stock options	1,811	1,789	1,811	1,791
Restricted stock	136	0	166	105
Shares issuable upon conversion of convertible notes	0	0	351	0

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

10.	Acquisitions

During the December 2010 quarter, Headwaters acquired certain assets and assumed certain liabilities of two privately-held companies in the light building products industry for total consideration of approximately $2.5 million.

11.	Commitments and Contingencies

Significant new commitments, material changes in commitments and ongoing contingencies as of March 31, 2011, not disclosed elsewhere, are as follows.

Compensation Arrangements – Cash Performance Unit Awards. In fiscal 2009, the Compensation Committee approved grants of performance unit awards to certain officers and employees, to be settled in cash, based on the achievement of goals tied to cumulative divisional free cash flow generated subsequent to September 30, 2008 and prior to September 30, 2028. These awards replaced all existing long-term cash awards, except for certain awards already earned at the date of grant. For purposes of these awards, free cash flow is generally defined as operating income plus depreciation, amortization and asset impairments, reduced by capital expenditures. Payments vest according to a predetermined schedule as free cash flow accumulates over time.

In fiscal 2010, the Committee terminated the performance unit awards for all participants in the corporate business unit and assigned a five-year performance period term to the free cash flow goals, aggregating $850.0 million, for the remaining participating business units. As of March 31, 2011, these remaining business units had generated approximately $158.9 million of free cash flow and accrued approximately $1.6 million of expense for the awards, including approximately $0.7 million which was paid in the December 2010 quarter. The maximum payout under the amended performance unit awards if all performance criteria were to be achieved by all participating operating divisions would be approximately $30.8 million. Due to the shortened term of the performance period, it is currently expected that the ultimate payout will be significantly less than the maximum payout.

Also in fiscal 2010, in accordance with terms of the 2010 ICP, the Committee approved grants of performance unit awards to certain officers and employees in the corporate business unit, to be settled in cash, based on the achievement of goals related to consolidated free cash flow generated in the second half of fiscal 2010. For purposes of these awards, free cash flow is generally defined as operating income plus depreciation, amortization, asset impairments and Section 45 tax credits, reduced by capital expenditures. The awards were calculated using a target compensation amount for each participant and were adjusted, subject to prescribed limitations, based on the actual consolidated free cash flow generated during the six-month performance period ended September 30, 2010, using a threshold/target/maximum adjustment structure. The free cash flow generated during the performance period exceeded the maximum level, and accordingly, the awards will vest and be settled in cash in annual installments at the end of fiscal 2011 and 2012, provided the participant is still employed by Headwaters at the respective vesting dates. The awards will be further adjusted using Headwaters’ average stock price for the 60 days immediately preceding each vest date.

In the December 2010 quarter, Headwaters recognized approximately $0.6 million of expense related solely to the increase in the average 60-day stock price from September 30, 2010 to December 31, 2010. Likewise, in the March 2011 quarter, Headwaters recognized approximately $0.8 million of additional expense related solely to the increase in the average 60-day stock price from December 31, 2010 to March 31, 2011. All future changes in Headwaters’ stock price through the final vest date of September 30, 2012 will result in adjustment of the expected liability, which adjustment (whether positive or negative) will be reflected in Headwaters’ statements of operations each quarter. Assuming the average closing stock price for the 60 days in the period ended March 31, 2011 of $5.37 remains unchanged for the September 30, 2011 and 2012 vesting dates, the payouts under this arrangement, all of which have been accrued as of March 31, 2011, would be approximately $3.9 million.

In the December 2010 quarter, in accordance with terms of the 2010 ICP, the Committee approved grants of performance unit awards to participants in the corporate business unit related to consolidated free cash flow generated during fiscal year 2011, with terms similar to those described above for the 2010 six-month period. The ultimate liability for the 2011 year

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

performance unit awards will be adjusted depending on fiscal 2011 performance as well as changes in Headwaters’ stock price through the final vest date of September 30, 2013. As of March 31, 2011, approximately $1.0 million has been accrued for these awards.

Cash-Settled SAR Grants. Also during the December 2010 quarter, the Committee approved grants to certain employees of approximately 0.4 million cash-settled SARs. These SARs will vest in annual installments through September 30, 2013, provided the participant is still employed at the respective vesting dates, and will be settled in cash upon exercise by the employee. The SARs terminate on September 30, 2015 and must be exercised on or before that date. As of March 31, 2011, approximately $0.2 million has been accrued for these awards. Future changes in Headwaters’ stock price (in any amount beyond the grant-date stock price of $3.81) through September 30, 2015 will result in adjustment to the expected liability, which adjustment (whether positive or negative) will be reflected in Headwaters’ statements of operations each quarter.

Property, Plant and Equipment – As of March 31, 2011, Headwaters was committed to spend approximately $0.4 million on capital projects that were in various stages of completion.

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

During the six months ended March 31, 2010 and 2011, Headwaters incurred approximately $3.0 million and $15.8 million, respectively, of expense for legal matters. Historically, costs paid to outside legal counsel for litigation have comprised a majority of Headwaters’ litigation-related costs. Headwaters currently believes the range of potential loss for all unresolved legal matters, excluding costs for outside counsel, is from $16.0 million up to the amounts sought by claimants and has recorded a total estimated liability as of March 31, 2011 of $16.0 million, of which $15.0 million was expensed during the March 2011 quarter. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Headwaters’ outside counsel and management currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote. Accordingly, management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability, nor is it possible to estimate what litigation-related costs will be in future periods.

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

Boynton. In 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. In 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee filed by former stockholders of Adtech alleging, among other things, fraud, conspiracy, constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. All claims against Headwaters were dismissed in pretrial proceedings except claims of conspiracy and constructive trust. The District Court certified a class comprised of substantially all purported stockholders of Adtech, Inc. The plaintiffs sought compensatory damages from Headwaters in the approximate amount of $43.0 million plus prejudgment interest and punitive damages. In June 2009, a jury reached a verdict in a trial in the amount of $8.7 million for the eight named plaintiffs representing a portion of the class members. In September 2010, a jury reached a verdict after a trial for the remaining 46 members of the class in the amount of $7.3 million. In April 2011, the trial court entered an order for a

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

constructive trust in the amount of approximately $16.0 million (the same amount as the sum of the previous jury verdicts), denied all other outstanding motions, and entered judgment against Headwaters in the total approximate amount of $16.0 million, in accordance with the verdicts and order on constructive trust. Headwaters has filed a supersedeas bond for the judgment. The parties may seek relief from the judgment by motion to the trial court and, upon resolution of such motions, the parties may appeal. Because the resolution of the litigation including appeals is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability.

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

Fentress Families Trust. VFL Technology Corporation (VFL), acquired by HRI in 2004, provides services related to fly ash disposal to Virginia Electric and Power Company. Approximately 395 plaintiffs, most of whom are homeowners living in the City of Chesapeake, Virginia, filed a complaint in March 2009 in the State of Virginia Chesapeake Circuit Court against 16 named defendants, including Virginia Electric and Power Company, certain persons associated with the Battlefield Golf Course, including the owner, developer, and contractors, and others, including VFL and HRI. The complaint alleges that fly ash used to construct the golf course has contaminated area ground water exposing plaintiffs to toxic chemicals and causing property damage. The amended complaint alleges negligence and nuisance and seeks a new water system, monitoring costs, site clean-up, and other damages totaling approximately $1.8 billion, including certain injunctive relief. A second lawsuit was filed in August 2009 and has been consolidated with the first action where approximately 62 plaintiffs have sued essentially the same defendants, alleging similar claims and requests for damages, in excess of $1.5 billion. A defendant filed a cross-claim for indemnity, breach of contract, negligent and intentional misrepresentation, and tortious interference against other defendants, including HRI, claiming compensatory damages of approximately $15.0 million, punitive damages, as well as remediation of the golf course site. Discovery of evidence among the parties has begun. HRI has filed insurance claims, which are the subject of dispute and a separate lawsuit, although insurance is paying for the defense of the underlying case. The amount of the claims against HRI exceeds the amount of insurance. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability, or the insurers’ obligation to indemnify HRI against loss, if any.

Archstone. Archstone owns an apartment complex in Westbury, New York. Archstone alleges that moisture penetrated the building envelope and damaged moisture sensitive parts of the buildings which began to rot and grow mold. In 2008, Archstone evicted its tenants and began repairing the twenty-one apartment buildings. Also in 2008, Archstone filed a complaint in the Nassau County Supreme Court of the State of New York against the prime contractor and its performance bond surety, the designer, and Eldorado Stone, LLC which supplied architectural stone that was installed by others during construction. The prime contractor then sued over a dozen subcontractors who in turn sued others. Archstone claims as damages approximately $36.0 million in repair costs, $15.0 million in lost lease payments, $7.0 million paid to tenants who sued Archstone, and $7.0 million for class action defense fees, plus prejudgment interest and attorney’s fees. Eldorado Stone answered denying liability and tendered the matter to its insurers who are paying for the defense of the case. The court has dismissed all claims against Eldorado Stone, except the claim of negligence, and discovery is under way. Because the resolution of the action is uncertain, legal counsel and management cannot express an opinion concerning the likely outcome of this matter, the liability of Eldorado Stone, if any, or the insurers’ obligation to indemnify Eldorado Stone against loss, if any.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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

Section 45 Tax Credits – As explained in Note 7, Headwaters’ effective tax rate for 2010 was different from the statutory rate in part due to refined coal tax credits related to facilities that Headwaters owns and operates. Headwaters believes the refined coal produced at these facilities and sold to qualified buyers qualifies for tax credits under Section 45 of the Internal Revenue Code. In September 2010, the IRS issued Notice 2010-54 (Notice) giving some public guidance about how this tax credit program will be administered and some of the restrictions on the availability of such credits. Among other things, the Notice requires that for coal cleaning operations to qualify for Section 45 credits, the facilities must have been placed into service for the purpose of producing refined coal and must produce refined coal from waste coal. In addition, the Notice gives guidance about the testing that must be conducted to certify the emissions reduction required by Section 45. Based on the language of Section 45 and the Notice, Headwaters believes that its coal cleaning facilities are eligible for Section 45 refined coal tax credits, and as a result, has recognized a benefit for such credits in its income tax provisions beginning in fiscal 2007 and continuing through fiscal 2010. The ability to claim tax credits is dependent upon a number of conditions, including, but not limited to:

•	Placing facilities in service on or before December 31, 2008;

•	Producing a fuel from coal that is lower in NOx and either SOx or mercury emissions by the specified amount as compared to the emissions of the feedstock;

•	Producing a fuel at least 50% more valuable than the feedstock; and

•	Sale of the fuel to a third party for the purpose of producing steam.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

During the March 2011 quarter, Headwaters completed an audit by the IRS concerning, among other things, the Section 45 tax credits generated in 2007 and 2008. Four facilities were placed in service during the December 2008 quarter and were not included in the recently-completed IRS audit. The IRS proposed no adjustments with respect to Section 45 tax credits for the facilities placed in service during the period audited. Through September 30, 2010, Headwaters recognized income tax benefits totaling approximately $15.9 million related to Section 45 tax credits. During the six months ended March 31, 2011, Headwaters generated an additional $3.8 million of Section 45 tax credits; however, a full valuation allowance has been provided on these tax credits as explained in Note 7.

12.	Condensed Consolidating Financial Information

Headwaters’ 7 5/8% senior secured notes are jointly and severally, fully and unconditionally guaranteed by Headwaters Incorporated and by all of Headwaters’ wholly-owned domestic subsidiaries. The non-guaranteeing entities include primarily joint ventures in which Headwaters has a non-controlling ownership interest. Separate stand-alone financial statements and disclosures for Headwaters Incorporated and each of the guarantor subsidiaries are not presented because the guarantees are full and unconditional and the guarantor subsidiaries have joint and several liability.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET – September 30, 2010

	Guarantor	Parent	Eliminations and	Headwaters
(in thousands)	Subsidiaries	Company	Reclassifications	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$21,168	$69,816	$—	$90,984
Trade receivables, net	92,279			92,279
Inventories	40,848			40,848
Current and deferred income taxes	7,487	7,579	(3,016)	12,050
Other	8,911	195		9,106

Total current assets	170,693	77,590	(3,016)	245,267

Property, plant and equipment, net	268,300	350		268,650

Other assets:
Intangible assets, net	183,371			183,371
Goodwill	115,999			115,999
Investments in subsidiaries and intercompany accounts	311,417	147,081	(458,498)	0
Intercompany notes	(637,046)	637,046		0
Deferred income taxes	74,369	27,300	(101,669)	0
Other	49,200	26,487		75,687

Total other assets	97,310	837,914	(560,167)	375,057

Total assets	$536,303	$915,854	$(563,183)	$888,974

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15,263	$149	$—	$15,412
Accrued personnel costs	13,033	14,670		27,703
Accrued interest		17,797		17,797
Current and deferred income taxes	4,000	(984)	(3,016)	0
Other accrued liabilities	35,257	2,135		37,392

Total current liabilities	67,553	33,767	(3,016)	98,304

Long-term liabilities:
Long-term debt		469,875		469,875
Deferred income taxes	86,698	24,710	(101,669)	9,739
Unrecognized income tax benefits	9,697	4,384		14,081
Other	9,987	5,047		15,034

Total long-term liabilities	106,382	504,016	(101,669)	508,729

Total liabilities	173,935	537,783	(104,685)	607,033

Commitments and contingencies

Stockholders’ equity:
Common stock	209,346	60	(209,346)	60
Capital in excess of par value	249,152	633,171	(249,152)	633,171
Retained earnings (accumulated deficit)	(95,780)	(255,160)		(350,940)
Other	(350)			(350)

Total stockholders’ equity	362,368	378,071	(458,498)	281,941

Total liabilities and stockholders’ equity	$536,303	$915,854	$(563,183)	$888,974

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET – March 31, 2011

	Guarantor	Parent	Eliminations and	Headwaters
(in thousands)	Subsidiaries	Company	Reclassifications	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$23,246	$27,443	$—	$50,689
Trade receivables, net	67,885			67,885
Inventories	42,067			42,067
Current and deferred income taxes	5,638	5,135	(7,815)	2,958
Other	8,888	956		9,844

Total current assets	147,724	33,534	(7,815)	173,443

Property, plant and equipment, net	226,435	294		226,729

Other assets:
Intangible assets, net	175,393			175,393
Goodwill	115,999			115,999
Investments in subsidiaries and intercompany accounts	321,266	137,232	(458,498)	0
Intercompany notes	(637,046)	637,046		0
Deferred income taxes	76,383	37,173	(113,556)	0
Other	48,588	26,663		75,251

Total other assets	100,583	838,114	(572,054)	366,643

Total assets	$474,742	$871,942	$(579,869)	$766,815

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,325	$307	$—	$12,632
Accrued personnel costs	9,541	14,267		23,808
Accrued interest		3,409		3,409
Current and deferred income taxes	715	9,729	(7,815)	2,629
Other accrued liabilities	43,531	2,944		46,475

Total current liabilities	66,112	30,656	(7,815)	88,953

Long-term liabilities:
Long-term debt		537,891		537,891
Deferred income taxes	95,801	23,335	(113,556)	5,580
Unrecognized income tax benefits	3,961	5,072		9,033
Other	11,300	6,308		17,608

Total long-term liabilities	111,062	572,606	(113,556)	570,112

Total liabilities	177,174	603,262	(121,371)	659,065

Commitments and contingencies

Stockholders’ equity:
Common stock	209,346	61	(209,346)	61
Capital in excess of par value	249,152	635,610	(249,152)	635,610
Retained earnings (accumulated deficit)	(160,790)	(366,991)		(527,781)
Other	(140)			(140)

Total stockholders’ equity	297,568	268,680	(458,498)	107,750

Total liabilities and stockholders’ equity	$474,742	$871,942	$(579,869)	$766,815

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2010

	Guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Company	Consolidated
Revenue:
Light building products	$61,255	$—	$61,255
Heavy construction materials	47,272		47,272
Energy technology	19,627		19,627

Total revenue	128,154	—	128,154

Cost of revenue:
Light building products	46,698		46,698
Heavy construction materials	38,396		38,396
Energy technology	15,534		15,534

Total cost of revenue	100,628	—	100,628

Gross profit	27,526	—	27,526

Operating expenses:
Amortization	5,578		5,578
Research and development	1,858		1,858
Selling, general and administrative	21,927	2,472	24,399

Total operating expenses	29,363	2,472	31,835

Operating loss	(1,837)	(2,472)	(4,309)

Other income (expense):
Net interest expense	(129)	(15,890)	(16,019)
Other, net	(102)		(102)

Total other income (expense), net	(231)	(15,890)	(16,121)

Loss before income taxes	(2,068)	(18,362)	(20,430)
Income tax benefit	877	6,523	7,400

Net loss	$(1,191)	$(11,839)	$(13,030)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2011

	Guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Company	Consolidated
Revenue:
Light building products	$62,677	$—	$62,677
Heavy construction materials	45,096		45,096
Energy technology	19,362		19,362

Total revenue	127,135	—	127,135

Cost of revenue:
Light building products	53,831		53,831
Heavy construction materials	37,509		37,509
Energy technology	18,253		18,253

Total cost of revenue	109,593	—	109,593

Gross profit	17,542	—	17,542

Operating expenses:
Amortization	5,606		5,606
Research and development	2,835		2,835
Selling, general and administrative	38,336	4,498	42,834
Asset impairments	38,000		38,000

Total operating expenses	84,777	4,498	89,275

Operating loss	(67,235)	(4,498)	(71,733)

Other income (expense):
Net interest expense	(102)	(82,587)	(82,689)
Other, net	8		8

Total other income (expense), net	(94)	(82,587)	(82,681)

Loss before income taxes	(67,329)	(87,085)	(154,414)
Income tax provision	(894)	(846)	(1,740)

Net loss	$(68,223)	$(87,931)	$(156,154)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended March 31, 2010

	Guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Company	Consolidated
Revenue:
Light building products	$132,486	$—	$132,486
Heavy construction materials	103,147		103,147
Energy technology	32,167		32,167

Total revenue	267,800	—	267,800

Cost of revenue:
Light building products	99,336		99,336
Heavy construction materials	81,789		81,789
Energy technology	29,764		29,764

Total cost of revenue	210,889	—	210,889

Gross profit	56,911	—	56,911

Operating expenses:
Amortization	11,189		11,189
Research and development	3,773		3,773
Selling, general and administrative	42,572	10,014	52,586

Total operating expenses	57,534	10,014	67,548

Operating loss	(623)	(10,014)	(10,637)

Other income (expense):
Net interest expense	(301)	(33,138)	(33,439)
Other, net	1,178		1,178

Total other income (expense), net	877	(33,138)	(32,261)

Income (loss) before income taxes	254	(43,152)	(42,898)
Income tax benefit	296	15,674	15,970

Net income (loss)	$550	$(27,478)	$(26,928)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended March 31, 2011

	Guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Company	Consolidated
Revenue:
Light building products	$132,386	$—	$132,386
Heavy construction materials	108,311		108,311
Energy technology	41,139		41,139

Total revenue	281,836	—	281,836

Cost of revenue:
Light building products	107,680		107,680
Heavy construction materials	85,861		85,861
Energy technology	37,938		37,938

Total cost of revenue	231,479	—	231,479

Gross profit	50,357	—	50,357

Operating expenses:
Amortization	11,153		11,153
Research and development	4,780		4,780
Selling, general and administrative	60,834	9,776	70,610
Asset impairments	38,000		38,000

Total operating expenses	114,767	9,776	124,543

Operating loss	(64,410)	(9,776)	(74,186)

Other income (expense):
Net interest expense	(187)	(99,496)	(99,683)
Other, net	328		328

Total other income (expense), net	141	(99,496)	(99,355)

Loss before income taxes	(64,269)	(109,272)	(173,541)
Income tax provision	(741)	(2,559)	(3,300)

Net loss	$(65,010)	$(111,831)	$(176,841)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended March 31, 2010

	Guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Company	Consolidated
Cash flows from operating activities:
Net income (loss)	$550	$(27,478)	$(26,928)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	29,084	72	29,156
Interest expense related to amortization of debt issue costs and debt discount		8,315	8,315
Stock-based compensation	1,572	713	2,285
Deferred income taxes	3,294	(7,372)	(4,078)
Net gains of unconsolidated joint ventures	(8,942)		(8,942)
Net gain on disposition of property, plant and equipment	(1,246)		(1,246)
Decrease in trade receivables	21,022		21,022
Increase in inventories	(968)		(968)
Decrease (increase) in accounts payable and accrued liabilities	(17,493)	14,410	(3,083)
Other changes in operating assets and liabilities, net	8,070	(3,535)	4,535

Net cash provided by (used in) operating activities	34,943	(14,875)	20,068

Cash flows from investing activities:
Purchase of property, plant and equipment	(13,674)	(27)	(13,701)
Proceeds from disposition of property, plant and equipment	3,530		3,530
Net decrease (increase) in long-term receivables and deposits	(8,761)	1,000	(7,761)
Net change in other assets	(391)	(419)	(810)

Net cash provided by (used in) investing activities	(19,296)	554	(18,742)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt		316,187	316,187
Payments on long-term debt		(259,795)	(259,795)
Other debt issue costs		(2,456)	(2,456)
Employee stock purchases	327	54	381

Net cash provided by financing activities	327	53,990	54,317

Net increase in cash and cash equivalents	15,974	39,669	55,643
Cash and cash equivalents, beginning of period	(2,947)	18,881	15,934

Cash and cash equivalents, end of period	$13,027	$58,550	$71,577

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended March 31, 2011

	Guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Company	Consolidated
Cash flows from operating activities:
Net loss	$(65,010)	$(111,831)	$(176,841)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	31,159	56	31,215
Asset impairments	38,000		38,000
Interest expense related to amortization of debt issue costs and debt discount		14,496	14,496
Stock-based compensation	1,220	817	2,037
Deferred income taxes	8,783	(8,390)	393
Net gains of unconsolidated joint ventures	(2,452)		(2,452)
Net gain on disposition of property, plant and equipment	(309)		(309)
Decrease in trade receivables	24,394		24,394
Increase in inventories	(403)		(403)
Increase (decrease) in accounts payable and accrued liabilities	1,258	(13,822)	(12,564)
Other changes in operating assets and liabilities, net	(20,515)	21,600	1,085

Net cash provided by (used in) operating activities	16,125	(97,074)	(80,949)

Cash flows from investing activities:
Purchase of property, plant and equipment	(12,143)		(12,143)
Proceeds from disposition of property, plant and equipment	413		413
Net decrease in long-term receivables and deposits	526		526
Payments for acquisitions	(2,500)		(2,500)
Net change in other assets	(651)	(100)	(751)

Net cash used in investing activities	(14,355)	(100)	(14,455)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt		392,750	392,750
Payments on long-term debt		(338,044)	(338,044)
Employee stock purchases	308	95	403

Net cash provided by financing activities	308	54,801	55,109

Net increase (decrease) in cash and cash equivalents	2,078	(42,373)	(40,295)
Cash and cash equivalents, beginning of period	21,168	69,816	90,984

Cash and cash equivalents, end of period	$23,246	$27,443	$50,689

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the interim condensed consolidated financial statements and related notes included in this Form 10-Q. Our fiscal year ends on September 30 and unless otherwise noted, references to 2010 refer to our fiscal quarter and/or six months ended March 31, 2010 and references to 2011 refer to our fiscal quarter and/or six months ended March 31, 2011. Other references to years refer to our fiscal year rather than a calendar year.

Overview

Consolidation and Segments. The consolidated financial statements include the accounts of Headwaters, all of our subsidiaries, and other entities in which we have a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation.

We currently operate in three industries: light building products, heavy construction materials and energy technology. In the light building products segment, we design, manufacture, and sell manufactured architectural stone, exterior siding accessories (such as shutters, mounting blocks, and vents), concrete block and other building products. Revenues consist of product sales to wholesale and retail distributors, contractors and other users of building products. Revenues in the heavy construction materials segment consist primarily of CCP product sales, including fly ash used as a replacement for portland cement, along with a smaller amount from services. In the energy technology segment, we are focused on reducing waste and increasing the value of energy-related feedstocks, primarily in the areas of low-value coal and oil. Revenues for the energy technology segment consist primarily of coal sales, with smaller amounts of catalyst sales and equity earnings in joint ventures.

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

During 2008 and 2009, our primary focus was on the development of our coal cleaning business in the energy technology segment and our use of cash consisted primarily of growth capital expenditures, a major portion of which related to coal cleaning facilities. In late fiscal 2008 and subsequent years, as the economy deteriorated, we focused on operational efficiency improvements and cost reductions in order to strengthen our balance sheet. We engaged in significant cost savings efforts in our light building products segment by reducing advertising, employee, transportation and other expenses. Our continuous improvement initiatives within our heavy construction materials segment focused on reducing our cost structure through process improvements, headcount reductions, lower maintenance spending and improved terms on operating leases. We consolidated our coal cleaning business under our heavy construction materials management to reduce overhead. We also significantly reduced corporate and research and development spending.

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

There has been a severe slowing in the calendar years 2007 through 2010 of new housing starts and in home sales generally, which has continued into 2011. Bank foreclosures have put a large number of homes into the market for sale, effectively limiting some of the incentives to build new homes. During fiscal 2010 and in 2011, the homebuilding industry continued to experience a decline in demand for new homes and an oversupply of new and existing homes available for sale. Because our light building products business relies on the home improvement and remodeling markets as well as new construction, we experienced a further slowdown in sales activity but believe some stabilization occurred during the latter part of fiscal 2010 with small increases in some of our year over year comparables. Limits on credit availability, further home foreclosures, home price depreciation, and an oversupply of homes for sale in the market may adversely affect homeowners’ and/or homebuilders’ ability or desire to engage in construction or remodeling, resulting in an extended period of low new construction starts and slow increases in remodeling and repair activities.

We, like many others in the light building products industry, experienced a large drop in orders and a reduction in our margins in fiscal 2008 and 2009 relative to prior years. In fiscal 2007, 2008 and 2009, we recorded significant goodwill impairments associated with our light building products business. None of the impairment charges in these years affected our cash position, cash flow from operating activities or debt covenant compliance. Weakness continued in fiscal 2010 and in 2011 and while our end markets appear to have stabilized, they have not strengthened appreciably. It is not possible to know when improved market conditions and a housing recovery will become sustainable. We can provide no assurances that the light building products market will improve in the near future.

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

Energy Technology Segment. We own and operate newly-constructed and recently-renovated coal cleaning facilities that remove impurities from waste coal, resulting in higher-value, marketable coal. Construction of these facilities was our largest single investment of cash during fiscal 2008 and 2009, which construction was completed as of December 31, 2009. Capital expenditures in fiscal 2008 and 2009 were financed primarily with available cash from operations and lease financing.

A number of our coal cleaning facilities have produced coal at low levels and during the March 2011 quarter the facilities operated at less than 25% of capacity, primarily because of feedstock-related issues. As of March 31, 2011, we have temporarily curtailed operations at three of our coal cleaning facilities and reduced staffing at other facilities to better match coal production with current demand, resulting in a current forecast of future cash flows that indicated an impairment existed at March 31, 2011. Accordingly, a non-cash impairment charge of $37.0 million was recorded in the March 2011 quarter. Using assumptions in a forecast of future cash flows that were based primarily on historical operating conditions, we determined that a coal cleaning asset impairment existed at September 30, 2010 and recorded a non-cash impairment charge of $34.5 million in fiscal 2010. If assumptions regarding future cash flows related to the coal cleaning assets prove to be incorrect, we may be required to record additional impairment charges in future periods.

We continue to invest in research and development activities focused on energy-related technologies and nanotechnology, but at decreased levels compared to earlier years. We participate in a joint venture that operates an ethanol plant located in North Dakota. We also participated in a joint venture that owns a hydrogen peroxide plant in South Korea, but we sold our interest in that joint venture during fiscal 2010. We are also investing in other energy projects such as the refining of heavy crude oils into lighter transportation fuels. In January 2011, we announced the decision by a refinery to commercially implement our HCAT® technology following a lengthy evaluation of the technology.

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

In fiscal 2010, we issued 11 3/8% senior secured notes aggregating approximately $328.3 million, for net proceeds of approximately $316.2 million. We used approximately $260.0 million of the proceeds to repay all of our obligations under the former senior secured credit facility and virtually all of our outstanding 2.875% convertible senior subordinated notes. We also entered into a $70.0 million asset based revolving loan facility (ABL Revolver), which is currently undrawn, and retired high-interest convertible debt and increased our cash balance with proceeds from the sale of our interest in the South Korean hydrogen peroxide joint venture and a federal income tax refund. During fiscal 2010 and the December 2010 quarter, we repaid approximately $39.0 million of our 16% convertible senior subordinated notes leaving a balance of approximately $9.2 million. In 2011, we again restructured our long-term debt by issuing $400.0 million of 7 5/8% senior secured notes for net proceeds of approximately $392.8 million. We used most of those net proceeds to repay the 11 3/8% senior secured notes issued in fiscal 2010 and the related early repayment premium of approximately $59.0 million. The 7 5/8% senior secured notes mature in April 2019. We now have no debt maturities prior to 2014, unless the holders of the remaining 16% convertible senior subordinated notes exercise their put option on June 1, 2012.

Capital expenditures in fiscal 2010 were significantly lower than prior years and this trend is currently expected to continue in fiscal 2011 and into the future. This has allowed us to focus on liquidity and the early repayment of debt and enabled us to continue implementing our overall operational strategy. We currently have approximately $50.7 million of cash on hand and additional cash flow is expected to be generated from operations over the next 12 months.

In summary, our strategy for 2011 and subsequent years is to continue capital expenditures at reduced levels, continue activities to improve operations and reduce operating and general overhead costs, and to reduce our outstanding debt levels using cash on hand and cash flow from operations to the extent possible. We also may review strategic acquisitions of products or entities that expand our current operating platform when opportunities arise.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The information set forth below compares our operating results for the quarter ended March 31, 2011 (2011) with operating results for the quarter ended March 31, 2010 (2010).

Summary. Our total revenue for the March 2011 quarter was $127.1 million, down 1% from $128.2 million for the March 2010 quarter. Gross profit decreased 36%, from $27.5 million in 2010 to $17.5 million in 2011. Our operating loss increased from $(4.3) million in 2010 to $(71.7) million in 2011, and the net loss increased from $(13.0) million or a diluted loss per share of $(0.22) in 2010, to a net loss of $(156.2) million, or $(2.58) per diluted share, in 2011. There were several significant non-routine adjustments recorded in the March 2011 quarter, including approximately $68.9 million of interest expense related to our senior debt refinancing (of which approximately $59.0 million was for the early repayment premium relating to the repurchase of the 11 3/8% senior secured notes in March 2011), $38.0 million of asset impairments, and $15.0 million of accrued legal costs related to a judgment in an ongoing legal matter. In addition, in fiscal 2011, we are not recognizing income tax benefits attributable to our pre-tax operating losses and tax credits as we have in prior years. These adjustments and others are discussed in more detail below.

Revenue and Gross Margins. The major components of revenue, along with gross margins, are discussed in the sections below, by segment.

Light Building Products Segment. Sales of light building products in 2011 were $62.7 million with a corresponding gross profit of $8.8 million. Sales of light building products in 2010 were $61.3 million with a corresponding gross profit of $14.6 million. The increase in our sales of light building products in 2011 was due primarily to higher sales from our manufactured architectural stone and regional concrete block categories, where sales improved approximately $2.6 million, or 7%, in the quarter. Sales in our siding accessory category declined approximately 4% in 2011, due to adverse weather conditions in the Northeast and Midwest and continued slowness in end markets. The gross margin decreased primarily because of increases in freight, material (especially siding accessories) and production costs, along with costs related to the elimination of certain operating lines and the consolidation of operating locations.

The significant weakness in the new housing and residential remodeling market which began several years ago has continued in fiscal 2011 and while our end markets appear to have stabilized, they have not strengthened appreciably. We believe our niche strategy, the introduction of new products and our focus on productivity improvements and cost reductions have tempered somewhat the impact of the severe slowdown in the housing market; however, the recession has resulted in high unemployment, adding to the high level of home foreclosures, putting additional homes on the market and further reducing the demand for new construction.

New housing starts according to the National Association of Home Builders were 0.6 million and 0.5 million units in calendar 2009 and 2010, respectively, compared to 10- and 50-year averages of 1.4 million and 1.5 million units, respectively. Our light building products business relies on the home improvement and remodeling market as well as new construction. The U.S. Census Bureau’s Value of Private Residential Construction Spending Put in Place data on homeowner improvement activity shows that the four-quarter moving average peaked at $146.2 billion in the second quarter of calendar 2007, fell to $112.0 billion in the fourth quarter of calendar 2009, and then rose to $114.9 billion in the fourth quarter of calendar 2010. The Leading Indicator of Remodeling Activity estimate issued by the Joint Center for Housing Studies at Harvard University has estimated that the four-quarter moving average will be $130.2 billion in the second quarter of calendar 2011, before falling to $115.2 billion in the fourth quarter of calendar 2011, a level comparable to the levels experienced in calendar 2010.

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

Heavy Construction Materials Segment. Heavy construction materials revenues for 2011 were $45.1 million with a corresponding gross profit of $7.6 million. Heavy construction materials revenues for 2010 were $47.3 million with a corresponding gross profit of $8.9 million. The decrease in heavy construction materials revenues in 2011 compared to 2010 was primarily due to lower service revenues in 2011, in turn due to the completion of a major service project. The gross margin percentage decreased from 2010 to 2011 primarily due to sales mix and the decline in revenue.

It is not possible to accurately predict the future trends of either cement consumption or cement prices, nor the correlation between cement usage and prices and fly ash sales and prices. Nevertheless, because fly ash is sold as a replacement for portland cement in a wide variety of concrete uses—including infrastructure, commercial, and residential construction—statistics and trends for portland and blended cement sales can be an indicator for fly ash sales. According to the Bureau of Labor Statistics, the Producer Price Index for cement declined 1.4% in calendar 2009 and we believe there may have been further declines in calendar 2010. In April 2011, the Portland Cement Association’s cement consumption forecast reflected a 2.0% increase for calendar 2011 and an 8.5% increase for calendar 2012, followed by sustained growth for calendar 2013 and beyond.

In June 2010, the EPA proposed two alternative rules to regulate CCPs generated by electric utilities and independent power producers. One proposed option would classify CCPs disposed of in surface impoundments or landfills as “special wastes” subject to federal hazardous waste regulation under Subtitle C of the Resource Conservation and Recovery Act (RCRA). The second proposed option would instead regulate CCPs as non-hazardous waste under Subtitle D of RCRA, with states retaining the lead authority on regulating their handling, storage and disposal. Under both options, the current exemption from hazardous waste regulation for CCPs that are recycled for beneficial uses would remain in effect. However, the EPA has received comments on refining the definition of beneficial uses subject to the exemption, which could result in a narrowing of the scope of exempt uses in the final rule. Both rule options are controversial and the EPA extended the deadline for public comments to November 19, 2010. The EPA has informally estimated that it could take another year to evaluate the 450,000 comments received during the public comment period. Additionally, the EPA has indicated that it will reopen comments on information received during the comment period.

Members of Congress have expressed interest in resolving the EPA controversy through legislation. Two bills filed in the U.S. House of Representatives during April 2011—HR 1391 and HR 1405—would allow EPA rulemaking activities to continue, but prohibit the use of Subtitle C in those proceedings. HR 1391 has attracted 33 bipartisan co-sponsors to date and has already been the subject of a subcommittee hearing.

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

Energy Technology Segment. Energy technology segment revenues for 2011 were $19.4 million with a corresponding gross profit of $1.1 million. Revenues for 2010 were $19.6 million with a corresponding gross profit of $4.1 million. Segment revenues consisted primarily of coal sales related to our coal cleaning business, but also include equity earnings from our joint venture investment in an ethanol plant located in North Dakota. Revenues in 2011 include approximately $4.5 million of catalyst sales, which were $0 in 2010, and revenues in 2010 include $3.4 million of equity earnings from our joint venture investment in a hydrogen peroxide plant in South Korea which was sold in late fiscal 2010. Commercialization efforts for our proprietary HCAT® hydrocracking technology catalyst have increased due to the positive operating impact our HCAT has had at a major refinery. Additional refineries have sought commercial and technical proposals as technical risks have been eliminated and refineries are seeking the commercial benefits of HCAT.

Coal sales were not significantly different between 2010 and 2011, with both tons sold and prices per ton remaining relatively constant. Cost of revenue related to our coal cleaning business exceeded revenue in both 2010 and 2011, due largely to the ongoing situation of low capacity utilization and idled facilities. As of March 31, 2011, we have temporarily idled three of our coal cleaning facilities to align production to sales and to concentrate production in fewer facilities. We have also reduced staffing at other facilities and cut costs at all locations to reduce the breakeven point for the coal cleaning business. However, to be successful, we must overcome operational issues, including securing and maintaining strategic relationships with coal companies, landowners, and others that host our coal cleaning facilities; securing adequate coal feedstock and selling our product at reasonable prices; efficiently handling and transporting materials; and efficiently operating our dredging, slurry piping and coal cleaning equipment.

In the future, we will likely need to undertake the significant disruption and expense of relocating facilities and entering into new strategic relationships where feedstock is exhausted or other critical arrangements come to an end. The primary factor influencing a decision to relocate a facility is the quantity, quality and cost of available feedstock at or near the current site. If either or both the amount of feedstock or the projected clean coal recoverability of the feedstock is deemed to be insufficient at a current location, we will consider relocating a facility to increase our opportunity for profitable operations and positive cash flow. Ultimately, we may relocate most if not all of our 11 facilities, and currently, we are considering the potential future relocation within the next five years of up to five of the facilities, but have no plans for relocation of any facilities earlier than 2012. Relocation of a facility would result in ceasing operations for a period of approximately six to nine months. Estimated relocation costs for a facility vary considerably and range from approximately $3.0 million to $8.0 million. Relocation of a facility would be undertaken only if the likelihood of future positive cash flows were sufficient to warrant the incurrence of relocation costs and other related costs such as for the establishment of new contractual arrangements to obtain feedstock and to secure a site lease.

Operating Expenses, including Asset Impairments. Amortization expenses were materially consistent from 2010 to 2011 and are currently expected to remain relatively consistent year over year for the remainder of fiscal 2011. Research and development expenses in 2011 were approximately $1.0 million higher than in 2010 due primarily to expenses incurred in product development in the light building products segment. Selling, general and administrative expenses increased $18.4 million, to $42.8 million in 2011 from $24.4 million in 2010. The increase in 2011 was due primarily to a $15.0 million accrual for litigation expense recognized during 2011 (reference is made to Note 11 to the consolidated financial statements). Excluding the $15.0 million expense for litigation, our selling, general and administrative expenses increased approximately $3.4 million, or 14%, from 2010 to 2011, which increase was attributable primarily to severance costs incurred in 2011 and expenses related to the cash performance unit awards described in Note 11 to the consolidated financial statements.

Despite some stabilization and operational improvements, our coal cleaning business has not achieved the planned economies of scale based on budgeted full production, and to date, our coal cleaning facilities have not consistently operated at a cost that is less than the revenues generated. Profitability depends on our ability to increase production, price and sales of cleaned coal. A number of our coal cleaning facilities have produced coal at low levels and during the March 2011 quarter the facilities operated at less than 25% of capacity. As of March 31, 2011, we have temporarily curtailed operations at three of our coal cleaning facilities and reduced staffing at other facilities to better match coal production with current demand, resulting in a current forecast of future cash flows that indicated an impairment existed at March 31, 2011. Accordingly, a non-cash impairment charge of $37.0 million was recorded in the March 2011 quarter. Following the impairment, the coal cleaning operations’ carrying value of property, plant and equipment was approximately $45.0 million. If these facilities operate at low production levels or cannot produce fuel at a cost and quality satisfactory to customers, these operations may not become profitable and some of the facilities could be further impaired, potentially requiring an additional charge to earnings in the period of impairment. Reference is made to the section titled “Critical Accounting Policies and Estimates—Valuation of Long-Lived Assets, including Property, Plant and Equipment, Intangible Assets and Goodwill” in our Form 10-K for a more detailed description of the procedures and estimates used in calculating an impairment.

We may sell some or all of the coal cleaning facilities in the future and we are marketing our coal cleaning facilities to various parties. We currently estimate that the process of selling the facilities could take 18-24 months, but it is not possible to predict the final proceeds or ultimate success of this effort. The requirements for classification of the facilities as “held for sale,” which requirements include a relatively high degree of probability and specificity as to how and when the assets will be sold, have not been met.

In addition to the $37.0 million asset impairment charge related to coal cleaning assets, a $1.0 million impairment charge was also recognized in the light building products segment related to the elimination of a product line.

Other Income and Expense. For 2011, we reported net other expense of $82.7 million, compared to net other expense of $16.1 million for 2010. The increase in net other expense of $66.6 million was comprised almost solely of an increase in net interest expense of approximately $66.7 million.

Net interest expense increased from $16.0 million in 2010 to $82.7 million in 2011 due primarily to approximately $59.0 million of premium relating to the early retirement of our 11 3/8% senior secured notes plus approximately $8.8 million of accelerated debt discount and debt issue costs associated with that early repayment, all as described in Note 5 to the consolidated financial statements. Interest expense in fiscal 2011 is currently expected to total approximately $125.0 million.

Income Tax Provision. Reference is made to Note 7 to the consolidated financial statements for a detailed description of the income tax provision recorded in 2011 and the income tax benefit recorded in 2010, including the reasons for recording a full valuation allowance on net operating losses and tax credits for the 2011 fiscal year. We currently expect to record a full valuation allowance on our net amortizable deferred tax assets until such time as we return to profitability.

Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010

The information set forth below compares our operating results for the six months ended March 31, 2011 (2011) with operating results for the six months ended March 31, 2010 (2010).

Summary. Our total revenue for the six months ended March 31, 2011 was $281.8 million, up 5% from $267.8 million for the six months ended March 31, 2010. Gross profit decreased 11%, from $56.9 million in 2010 to $50.4 million in 2011. Our operating loss increased from $(10.6) million in 2010 to $(74.2) million in 2011, and the net loss increased from $(26.9) million or a diluted loss per share of $(0.45) in 2010, to a net loss of $(176.8) million, or $(2.93) per diluted share, in 2011.

Revenue and Gross Margins. The major components of revenue, along with gross margins, are discussed in the sections below, by segment.

Light Building Products Segment. Sales of light building products in 2011 were $132.4 million with a corresponding gross profit of $24.7 million. Sales of light building products in 2010 were $132.5 million with a corresponding gross profit of $33.2 million. The gross margin decreased primarily because of increases in freight, material (especially siding accessories) and production costs, along with costs related to the elimination of certain operating lines and the consolidation of operating locations.

Heavy Construction Materials Segment. Heavy construction materials revenues for 2011 were $108.3 million with a corresponding gross profit of $22.5 million. Heavy construction materials revenues for 2010 were $103.1 million with a corresponding gross profit of $21.4 million. The increase in heavy construction materials revenues in 2011 compared to 2010 was due primarily to higher product revenues in 2011, particularly in our Central and Eastern regions.

Energy Technology Segment. Energy technology segment revenues for 2011 were $41.1 million with a corresponding gross profit of $3.2 million. Revenues for 2010 were $32.2 million with a corresponding gross profit of $2.4 million. Segment revenues consisted primarily of coal sales related to our coal cleaning business, but also include equity earnings from our joint venture investment in an ethanol plant located in North Dakota. Revenues in 2011 include approximately $6.6 million of catalyst sales, which were $0 in 2010, and revenues in 2010 include $3.9 million of equity earnings from our joint venture investment in a hydrogen peroxide plant in South Korea which was sold in late fiscal 2010.

Coal sales increased approximately $9.2 million between 2010 and 2011, primarily due to increased coal shipments during the December 2010 quarter as compared to the December 2009 quarter. Cost of revenue related to our coal cleaning business exceeded revenue in both 2010 and 2011, due largely to the ongoing situation of low capacity utilization and idled facilities.

Operating Expenses, including Asset Impairments. Amortization expenses were materially consistent from 2010 to 2011. Research and development expenses in 2011 were approximately $1.0 million higher than in 2010 due primarily to expenses incurred in product development in the light building products segment. Selling, general and administrative expenses increased $18.0 million, to $70.6 million in 2011 from $52.6 million in 2010. The increase in 2011 was due primarily to the $15.0 million accrual for litigation expense recognized during 2011. Excluding the $15.0 million expense for litigation, our selling, general and administrative expenses increased approximately $3.0 million, or 6%, from 2010 to 2011, which was attributable primarily to severance costs incurred in 2011 and expenses related to the cash performance unit awards described in Note 11 to the consolidated financial statements, partially offset by a decrease in certain professional services expenses, particularly $3.3 million of costs that were expensed in 2010 for consultations related to recapitalization transactions that occurred in 2010 and other periods.

As described in detail previously, a non-cash impairment charge of $37.0 million was recorded related to our coal cleaning assets in the energy technology segment along with $1.0 million of restructuring costs in the light building products segment related to the elimination of a product line.

Other Income and Expense. For 2011, we reported net other expense of $99.4 million, compared to net other expense of $32.3 million for 2010. The increase in net other expense of $67.1 million was comprised of an increase in net interest expense of approximately $66.3 million plus a decrease in net other income of approximately $0.8 million.

Net interest expense increased from $33.4 million in 2010 to $99.7 million in 2011 due primarily to approximately $59.0 million of premium relating to the early retirement of our 11 3/8% senior secured notes plus approximately $8.8 million of accelerated debt discount and debt issue costs associated with that early repayment, all as described in Note 5 to the consolidated financial statements. The decrease in net other income of $0.8 million was primarily the result of a $1.3 million gain on the sale of non-strategic property, plant and equipment in the light building products segment in 2010.

Income Tax Provision. Reference is made to Note 7 to the consolidated financial statements for a detailed description of the income tax provision recorded in 2011 and the income tax benefit recorded in 2010, including the reasons for recording a full valuation allowance on net operating losses and tax credits for the 2011 fiscal year.

Impact of Inflation and Related Matters

In certain periods, some of our operations have been negatively impacted by increased raw materials costs for commodities, such as polypropylene and poly-vinyl chloride in the light building products segment. While the negative impact was generally somewhat less significant during the 2010 fiscal year than during prior years, during the six months ended March 31, 2011, we have experienced cost increases for certain raw materials and transportation fuel. We currently believe it is possible that costs for raw materials and other commodities such as fuels, along with the prices of other goods and services could increase significantly during 2011 and future periods. In prior periods, we have passed through certain increased raw materials costs to customers, but it is not possible to accurately predict the future trends of these costs, nor our ability to pass on future price increases.

Liquidity and Capital Resources

Summary of Cash Flow Activities. Net cash used in operating activities during the six months ended March 31, 2011 (2011) was $(80.9) million, compared to net cash provided by operating activities of $20.1 million during the six months ended March 31, 2010 (2010). The net loss in 2011 exceeded the net loss in 2010 primarily due to several non-routine adjustments (some of which did not involve the use of cash), including approximately $68.9 million of interest expense related to our senior debt refinancing, $38.0 million of asset impairments, and $15.0 million of accrued legal costs related to a judgment in an ongoing legal matter. In addition, in 2010, we reported income tax benefit of approximately $16.0 million (and had approximately $12.9 million of income tax refunds), while in 2011, we reported income tax expense of $(3.3) million. The cash-related change in net loss constitutes the most significant difference between the two periods in cash flows from operating activities.

In both periods, our primary investing activity consisted of the purchase of property, plant and equipment. Also in both periods, our financing activities consisted primarily of a significant restructuring of our long-term debt, resulting in the issuance of new senior secured notes and the repayment of former senior secured debt and a portion of our outstanding convertible debt. More details about these and other investing and financing activities are provided in the following paragraphs.

Investing Activities. Total expenditures for property, plant and equipment in 2011 were $12.1 million, a decrease of $1.6 million from 2010. In both periods, the majority of capital expenditures related to the maintenance of operating capacity in our light building products segment. Total fiscal year 2011 capital expenditures are currently expected to be near the fiscal 2010 level.

Capital expenditures are limited by the terms of our ABL Revolver to $55.0 million in 2011 and $60.0 million in 2012. As of March 31, 2011, we were committed to spend approximately $0.4 million on capital projects that were in various stages of completion. In 2010 and 2011, we realized $3.5 million and $0.4 million, respectively, of proceeds from the sale of property, plant and equipment, most of which represented non-strategic assets in our light building products segment. In 2010, we had a net increase of approximately $7.8 million for long-term receivables and deposits, primarily in the energy technology segment. In 2011, we acquired certain assets and assumed certain liabilities of two privately-held companies in the light building products industry for total consideration of approximately $2.5 million.

We intend to continue to expand our business through growth of existing operations and commercialization of technologies currently being developed. Acquisitions have historically been an important part of our long-term business strategy; however, primarily because of covenant restrictions under our former senior secured notes, but also due to cash flow considerations and recent events affecting the debt and equity markets, we made only one small acquisition in fiscal 2010 and two small acquistions in 2011. We have also invested in joint ventures, one of which was sold in fiscal 2010, which are accounted for using the equity method of accounting. We do not currently have plans to significantly increase our investments in any of the remaining joint venture entities. Current debt agreements limit potential acquisitions and investments in joint ventures. During the four-year term of the ABL Revolver, our acquisitions and investments in joint ventures and other less than 100%-owned entities are limited to total cumulative consideration of $30.0 million and $10.0 million annually.

Financing Activities. In October 2009, we issued approximately $328.3 million of 11 3/8% senior secured notes due 2014 for net proceeds of approximately $316.2 million. We used most of the net proceeds to repay all of our obligations under the former senior secured credit facility and the outstanding 2.875% convertible senior subordinated notes. In connection with the termination of the former credit facility and early repayment of the debt, we wrote off all remaining related debt issue costs, aggregating approximately $2.0 million. In addition, in connection with consultations related to recapitalization transactions that occurred in 2010 and other periods, we incurred $3.3 million of costs that were expensed during 2010, which amount is included in selling, general and administrative expenses in the statement of operations. Also in October 2009, we entered into a $70.0 million ABL Revolver for which we incurred approximately $2.5 million of debt issue costs.

In March 2011, we issued $400.0 million of 7 5/8% senior secured notes for net proceeds of approximately $392.8 million. We used most of the net proceeds to repay the 11 3/8% senior secured notes described above and the related early repayment premium of approximately $59.0 million (which premium was charged to interest expense). The 7 5/8% notes mature in April 2019 and bear interest at a rate of 7.625%, payable semiannually. The notes are secured by substantially all assets of Headwaters, with the exception of joint venture assets; however, the note holders have a second priority position with respect to the assets that secure the ABL Revolver, currently consisting of certain trade receivables and inventories of our light building products and heavy construction materials segments. The notes are senior in priority to all other outstanding and future subordinated debt. The March 2011 refinancing accomplished several objectives, the most important of which was to extend the maturity of our senior debt. It also reduced our future annual interest expense by approximately $8.3 million and increased our future annual cash flow by approximately $6.8 million.

Other terms of the new senior secured notes, including redemption features, and the ABL Revolver and our outstanding convertible senior subordinated notes, are described in Note 5 to the consolidated financial statements and in the Form 10-K.

In 2011, we repurchased and canceled $10.0 million in aggregate principal amount of the 16% convertible senior subordinated notes. Terms of repayment included premiums totaling approximately $1.7 million, which were recorded as interest expense. Accelerated debt discount and debt issue costs aggregating approximately $0.6 million were also charged to interest expense. Following these transactions, approximately $9.2 million of these notes remained outstanding as of March 31, 2011. There are currently no maturities of debt prior to 2014, unless the holders of the 16% notes exercise their put option on June 1, 2012. We also have the option to redeem the 16% notes on or after June 4, 2012.

Following certain asset sales, as defined, we could be required to prepay a portion of the senior secured notes. Interest costs on all long-term debt in fiscal 2011 are currently expected to total approximately $125.0 million, with approximately $105.0 million involving the expenditure of cash.

We were in compliance with all debt covenants as of March 31, 2011. The senior secured notes and ABL Revolver limit the incurrence of additional debt and liens on assets, prepayment of future subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making capital expenditures, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 15% of the total $70.0 million commitment, or $10.5 million currently, we are required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period.

There have been no borrowings under the ABL Revolver since it was entered into in October 2009. The ABL Revolver terminates three months prior to the earliest maturity date of the senior secured notes or any of the convertible senior subordinated notes (currently November 2013), but no later than October 2014, at which time any amounts borrowed must be repaid. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of our light building products and heavy construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets. As of March 31, 2011, availability under the ABL Revolver was approximately $50.0 million. However, due primarily to the seasonality of our operations, the amount of availability varies from period to period and it is possible that the availability under the ABL Revolver could fall below the 15% threshold, or $10.5 million, in a future period.

As of March 31, 2011, our fixed charge coverage ratio, as defined in the ABL Revolver agreement, is approximately 0.6. The fixed charge coverage ratio is calculated by dividing EBITDAR minus capital expenditures and cash payments for income taxes by fixed charges. EBITDAR consists of net income (loss) i) plus net interest expense, income taxes (as defined), depreciation and amortization, non-cash charges such as goodwill and other impairments, and rent expense; ii) plus or minus other specified adjustments such as equity earnings or loss in joint ventures. Fixed charges consist of cash payments for debt service plus rent expense. If availability under the ABL Revolver were to decline below $10.5 million at some future date and the fixed charge coverage ratio were to also be below 1.0, the ABL Revolver lender could issue a notice of default. If a notice of default were to become imminent, we would seek an amendment to the ABL Revolver, or alternatively, a waiver of the availability requirement and/or fixed charge coverage ratio for a period of time.

Approximately $212.6 million remains available for future offerings of securities under a universal shelf registration statement filed with the SEC in 2008. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering could commence under the registration statement.

In both periods, cash proceeds from employee stock purchases and the exercise of options were not material. Option exercise activity is primarily dependent on our stock price and is not predictable. To the extent non-qualified stock options are exercised, or there are disqualifying dispositions of shares obtained upon the exercise of incentive stock options, we receive an income tax deduction generally equal to the income recognized by the optionee. Such amounts were not material in either period.

Working Capital. As of March 31, 2011, our working capital was $84.5 million (including $50.7 million of cash and cash equivalents) compared to $147.0 million as of September 30, 2010. The decrease in working capital resulted primarily from cash used in operations and for debt service, all as described previously. Notwithstanding the continuing pressure on our revenues as a result of existing economic conditions, we currently expect operations to produce positive cash flow for the remainder of fiscal 2011 and in future years. We currently believe working capital will be sufficient for our operating needs for the next 12 months, and that it will not be necessary to utilize borrowing capacity under the ABL Revolver for our seasonal operational cash needs during that period of time.

Income Taxes. For the fiscal 2011 year, during which we currently expect to realize a loss before income taxes, cash outlays for income taxes will be minimal, consisting primarily of state income taxes in certain state jurisdictions where we expect to generate taxable income. We have utilized our fiscal 2009 and prior year NOLs by carrying these amounts back to prior years, receiving income tax refunds (which totaled approximately $37.1 million in fiscal 2010). Fiscal 2010 NOLs and tax credit carryforwards were offset by our existing deferred income tax liabilities resulting in a near $0 deferred tax position as of September 30, 2010, and in 2011, we are recording a full valuation allowance on our net amortizable deferred tax assets. As of March 31, 2011, our NOL carryforwards total approximately $67.0 million. The U.S. and state NOLs and capital losses expire from 2012 to 2031. Substantially all of the non-U.S. NOLs do not expire. In addition, there are approximately $21.0 million of tax credit carryforwards as of March 31, 2011, which expire from 2014 to 2031.

As discussed previously, cash payments for income taxes are reduced for tax deductions resulting from disqualifying dispositions of incentive stock options and from the exercise of non-qualified stock options, which amounts were not material in either period. Option exercise activity is primarily dependent on our stock price which is not predictable, and likewise, it is not possible to estimate what tax benefits may be realized from future option exercises.

Summary of Future Cash Requirements. Significant cash requirements for the next 12 months, beyond seasonal operational working capital requirements, consist primarily of interest payments on long-term debt and capital expenditures. In future periods, significant cash requirements will also include the repayment of debt, but not prior to 2014, or June 2012 if the 16% convertible senior subordinated notes totaling approximately $9.2 million are put to us. Reference is made to Note 11 to the consolidated financial statements where the potential risks of future litigation are described in detail.

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

We are exposed to financial market risks, primarily related to our stock price and the activities of one of our joint ventures, the Blue Flint joint venture, which has derivatives in place related to variable interest rates and commodities. We do not use derivative financial instruments for speculative or trading purposes. Future borrowings, if any, under our ABL Revolver will bear interest at a variable rate, as described in Note 5.

Subsequent to the sale in fiscal 2010 of our interest in the South Korean joint venture with Evonik Industries AG, we have limited operations in foreign jurisdictions. The South Korean joint venture was subject to foreign currency exchange rate movements through the date of sale. During the six months ended March 31, 2010, the joint venture recorded foreign currency exchange gains, of which $1.9 million was included in our results of operations.

As described in more detail in Note 11 to the consolidated financial statements, the Compensation Committee approved grants of performance unit awards to certain officers and employees in the corporate business unit, to be settled in cash, based on the achievement of goals related to consolidated free cash flow generated in the second half of fiscal 2010. Assuming the average closing stock price for the 60 days in the period ended March 31, 2011 of $5.37 remains unchanged for the September 30, 2011 and 2012 vesting dates, the payouts under this arrangement would be approximately $3.9 million. At each of the two vesting dates, the payouts under the awards will be adjusted using the average stock price for the 60 days immediately preceding the respective vest dates. A change in the 60-day stock price of 10% from the March 31, 2011 average of $5.37 would result in an increase or decrease of approximately $0.4 million in the payout liability.

In the December 2010 quarter, the Committee approved grants of performance unit awards to participants in the corporate business unit related to consolidated free cash flow generated during fiscal year 2011, with terms similar to those described above for the 2010 six-month period. The ultimate liability for the 2011 year performance unit awards will be adjusted depending on fiscal 2011 performance as well as changes in our stock price through the final vest date of September 30, 2013. As of March 31, 2011, approximately $1.0 million has been accrued for these awards. Assuming 2011 cash flow generation is at target, a change in the 60-day stock price of 10% from the March 31, 2011 average of $5.37 would result in an increase or decrease of approximately $0.2 million in the projected 2011 payout liability.

Also in the December 2010 quarter, the Committee approved grants to certain employees of approximately 0.4 million cash-settled stock appreciation rights (SARs). These SARs will vest in annual installments through September 30, 2013, provided the participant is still employed at the respective vesting dates, and will be settled in cash upon exercise by the employee. The SARs terminate on September 30, 2015 and must be exercised on or before that date. As of March 31, 2011, approximately $0.2 million has been accrued for these awards. Future changes in our stock price (in any amount beyond the grant-date stock price of $3.81) through September 30, 2015 will result in adjustment to the expected liability, which adjustment (whether positive or negative) will be reflected in our statement of operations each quarter. If all of the SARs ultimately vest and the stock price remains above the grant-date stock price, a change in the stock price of $1.00 would result in an increase or decrease of approximately $0.4 million in the ultimate payout liability.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of March 31, 2011, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2011 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See “Legal Matters” in Note 11 to the consolidated financial statements for a description of current legal proceedings.

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

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herein:

4.9.3	Third Amendment to Loan and Security Agreement, dated as of April 15, 2011 among Headwaters, certain Headwaters subsidiaries and certain lenders named therein	*

12	Computation of ratio of earnings to combined fixed charges and preferred stock dividends	*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	*

99.32	Mine Safety Disclosure	*

101.INS	XBRL Instance document	**

101.SCH	XBRL Taxonomy extension schema	**

101.CAL	XBRL Taxonomy extension calculation linkbase	**

101.DEF	XBRL Taxonomy extension definition linkbase	**

100.LAB	XBRL Taxonomy extension label linkbase	**

101.PRE	XBRL Taxonomy extension presentation linkbase	**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEADWATERS INCORPORATED

Date: May 9, 2011	By:	/s/ Kirk A. Benson
Kirk A. Benson, Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2011	By:	/s/ Donald P. Newman
Donald P. Newman, Chief Financial Officer
(Principal Financial Officer)