Form 10-Q
period 2011-06-30
HEADWATERS INC
filed 2011-08-04
CIK 1003344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of July 31, 2011 was 60,853,852.

HEADWATERS INCORPORATED

PART I – FINANCIAL INFORMATION

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

ITEM 1.	FINANCIAL STATEMENTS

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
(in thousands, except par value)	2010	2011
ASSETS

Current assets:
Cash and cash equivalents	$90,984	$34,852
Trade receivables, net	92,279	91,067
Inventories	40,848	40,525
Current and deferred income taxes	12,050	3,413
Other	9,106	16,060

Total current assets	245,267	185,917

Property, plant and equipment, net	268,650	220,651

Other assets:
Intangible assets, net	183,371	169,706
Goodwill	115,999	116,671
Other	75,687	76,338

Total other assets	375,057	362,715

Total assets	$888,974	$769,283

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15,412	$13,930
Accrued personnel costs	27,703	23,125
Accrued interest	17,797	12,178
Other accrued liabilities	37,392	49,344

Total current liabilities	98,304	98,577

Long-term liabilities:
Long-term debt	469,875	535,422
Deferred income taxes	9,739	5,825
Unrecognized income tax benefits	14,081	11,099
Other	15,034	15,808

Total long-term liabilities	508,729	568,154

Total liabilities	607,033	666,731

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; authorized 100,000 shares at September 30, 2010 and 200,000 shares at June 30, 2011; issued and outstanding: 60,490 shares at September 30, 2010 and 60,858 shares at June 30, 2011	60	61
Capital in excess of par value	633,171	636,700
Retained earnings (accumulated deficit)	(350,940)	(534,129)
Other	(350)	(80)

Total stockholders’ equity	281,941	102,552

Total liabilities and stockholders’ equity	$888,974	$769,283

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per-share data)	2010	2011	2010	2011
Revenue:
Light building products	$95,052	$91,635	$227,538	$224,021
Heavy construction materials	70,383	62,435	173,530	170,746
Energy technology	26,746	18,187	58,913	59,326

Total revenue	192,181	172,257	459,981	454,093

Cost of revenue:
Light building products	65,131	66,177	164,467	173,857
Heavy construction materials	51,251	47,234	133,040	133,095
Energy technology	20,835	18,386	50,599	56,324

Total cost of revenue	137,217	131,797	348,106	363,276

Gross profit	54,964	40,460	111,875	90,817

Operating expenses:
Amortization	5,516	5,673	16,705	16,826
Research and development	2,178	1,358	5,951	6,138
Selling, general and administrative	30,361	24,550	82,947	95,160
Asset impairments	3,462	0	3,462	38,000

Total operating expenses	41,517	31,581	109,065	156,124

Operating income (loss)	13,447	8,879	2,810	(65,307)

Other income (expense):
Net interest expense	(18,447)	(13,427)	(51,886)	(113,110)
Other, net	(102)	0	1,076	328

Total other income (expense), net	(18,549)	(13,427)	(50,810)	(112,782)

Loss before income taxes	(5,102)	(4,548)	(48,000)	(178,089)
Income tax benefit (provision)	6,610	(1,800)	22,580	(5,100)

Net income (loss)	$1,508	$(6,348)	$(25,420)	$(183,189)

Basic earnings (loss) per share	$0.03	$(0.10)	$(0.42)	$(3.03)

Diluted earnings (loss) per share	$0.03	$(0.10)	$(0.42)	$(3.03)

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Nine Months Ended June 30, 2011

	Common stock		Capital in excess	Retained earnings (accumulated		Total stockholders’
(in thousands)	Shares	Amount	of par value	deficit)	Other	equity
Balances as of September 30, 2010	60,490	$60	$633,171	$(350,940)	$(350)	$281,941
Issuance of restricted stock, net of cancellations	190	0				0
Issuance of common stock pursuant to employee stock purchase plan	157	1	545			546
Exercise of stock appreciation rights	21	0				0
Stock-based compensation			2,984			2,984
Other comprehensive income, net of taxes – cash flow hedge					270	270
Net loss for the nine months ended June 30, 2011				(183,189)		(183,189)

Balances as of June 30, 2011	60,858	$61	$636,700	$(534,129)	$(80)	$102,552

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
(in thousands)	2010	2011
Cash flows from operating activities:
Net loss	$(25,420)	$(183,189)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	44,501	48,031
Asset impairments	3,462	38,000
Interest expense related to amortization of debt issue costs and debt discount	11,961	17,111
Stock-based compensation	3,763	2,984
Deferred income taxes	(3,336)	143
Net gains of unconsolidated joint ventures	(12,938)	(4,155)
Net gain on disposition of property, plant and equipment	(1,167)	(304)
Decrease (increase) in trade receivables	(5,671)	1,235
Decrease (increase) in inventories	(3,393)	1,490
Increase (decrease) in accounts payable and accrued liabilities	3,887	(474)
Other changes in operating assets and liabilities, net	(6,368)	(7,844)

Net cash provided by (used in) operating activities	9,281	(86,972)

Cash flows from investing activities:
Purchase of property, plant and equipment	(19,660)	(17,322)
Proceeds from disposition of property, plant and equipment	3,610	420
Net decrease (increase) in long-term receivables and deposits	(7,171)	510
Payments for acquisitions	0	(2,466)
Net change in other assets	(168)	(1,089)

Net cash used in investing activities	(23,389)	(19,947)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	316,187	392,750
Payments on long-term debt	(269,795)	(342,509)
Other debt issue costs	(2,456)	0
Employee stock purchases	556	546

Net cash provided by financing activities	44,492	50,787

Net increase (decrease) in cash and cash equivalents	30,384	(56,132)
Cash and cash equivalents, beginning of period	15,934	90,984

Cash and cash equivalents, end of period	$46,318	$34,852

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

Basis of Presentation – Headwaters’ fiscal year ends on September 30 and unless otherwise noted, references to 2010 refer to Headwaters’ fiscal quarter and/or nine months ended June 30, 2010 and references to 2011 refer to Headwaters’ fiscal quarter and/or nine months ended June 30, 2011. Other references to years refer to Headwaters’ fiscal year rather than a calendar year.

The unaudited interim condensed consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the seasonality of most of Headwaters’ operations and other factors, the consolidated results of operations for any particular period are not indicative of the results to be expected for a full fiscal year. For the nine months ended June 30, 2010, approximately 12% of Headwaters’ total revenue and cost of revenue was for services. For the nine months ended June 30, 2011, approximately 11% of Headwaters’ total revenue and cost of revenue was for services. Substantially all service-related revenue for both periods was in the heavy construction materials segment.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist of normal recurring adjustments, along with non-routine adjustments to account for the asset impairments described in Note 4, the debt transactions described in Note 5, and the litigation accrual described in Note 11. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited interim condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters’ Annual Report on Form 10-K for the year ended September 30, 2010 (Form 10-K) and in Headwaters’ Quarterly Reports on Form 10-Q for the quarters ended December 31, 2010 and March 31, 2011.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

The following segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. Segment performance is evaluated primarily on revenue and operating income, although other factors are also used, such as income tax credits generated by the energy technology segment and adjusted EBITDA. Headwaters defines adjusted EBITDA as net income plus net interest expense, income taxes, depreciation and amortization, stock-based compensation, foreign currency translation gain or loss, goodwill and other impairments, and other non-routine adjustments that arise from time to time, consistent with the methodology Headwaters has used historically.

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

	Three Months Ended June 30, 2010
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals
Segment revenue	$95,052	$70,383	$26,746	$0	$192,181

Depreciation and amortization	$(8,216)	$(3,455)	$(3,642)	$(32)	$(15,345)

Operating income (loss)	$10,571	$8,536	$(572)	$(5,088)	$13,447

Net interest expense					(18,447)
Other income (expense), net					(102)
Income tax benefit					6,610

Net income					$1,508

Capital expenditures	$4,634	$1,273	$52	$0	$5,959

Segment assets as of June 30, 2010	$335,652	$304,007	$208,339	$84,363	$932,361

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

	Three Months Ended June 30, 2011
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals
Segment revenue	$91,635	$62,435	$18,187	$0	$172,257

Depreciation and amortization	$(9,746)	$(3,455)	$(3,599)	$(16)	$(16,816)

Operating income (loss)	$6,246	$7,672	$(3,486)	$(1,553)	$8,879

Net interest expense					(13,427)
Other income (expense), net					0
Income tax provision					(1,800)

Net loss					$(6,348)

Capital expenditures	$3,501	$458	$1,220	$0	$5,179

Segment assets as of June 30, 2011	$309,628	$303,252	$107,014	$49,389	$769,283

	Nine Months Ended June 30, 2010
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals
Segment revenue	$227,538	$173,530	$58,913	$0	$459,981

Depreciation and amortization	$(23,783)	$(10,232)	$(10,382)	$(104)	$(44,501)

Operating income (loss)	$9,769	$16,567	$(8,424)	$(15,102)	$2,810

Net interest expense					(51,886)
Other income (expense), net					1,076
Income tax benefit					22,580

Net loss					$(25,420)

Capital expenditures	$14,205	$3,587	$1,841	$27	$19,660

	Nine Months Ended June 30, 2011
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals
Segment revenue	$224,021	$170,746	$59,326	$0	$454,093

Depreciation and amortization	$(28,109)	$(10,359)	$(9,491)	$(72)	$(48,031)

Operating income (loss)	$(8,991)	$15,803	$(60,790)	$(11,329)	$(65,307)

Net interest expense					(113,110)
Other income (expense), net					328
Income tax provision					(5,100)

Net loss					$(183,189)

Capital expenditures	$11,476	$1,585	$4,261	$0	$17,322

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

3.	Inventories

Inventories consisted of the following at:

(in thousands)	September 30, 2010	June 30, 2011
Raw materials	$15,262	$10,586
Finished goods	25,586	29,939

	$40,848	$40,525

4.	Long-lived Assets

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

In the June 2010 quarter, Headwaters recorded an approximate $3.5 million impairment charge for assets related to a CCP loading facility that was not being utilized for fly ash shipments as originally planned.

The carrying value of a long-lived asset, including property, plant and equipment, is considered impaired when the anticipated cumulative undiscounted cash flow from that asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. A number of Headwaters’ coal cleaning assets remain idle or are producing coal at low levels. These low production levels resulted in a forecast of future cash flows that indicated an impairment existed at March 31, 2011. Management used its best efforts to reasonably estimate all of the inputs in the cash flow models utilized; however, it is probable that actual results will differ from these estimates and the differences could be material. Materially different input estimates and assumptions, including the probabilities of differing potential outcomes, would necessarily result in materially different calculations of expected future cash flows and asset fair values and materially different impairment estimates. Headwaters will reassess its cash flow input estimates and assumptions, including probabilities related thereto, if triggering events arise in the future. If assumptions regarding future cash flows related to the coal cleaning assets prove to be incorrect, Headwaters may be required to record additional impairment charges in future periods.

Intangible Assets – All of Headwaters’ identified intangible assets are being amortized. The following table summarizes the gross carrying amounts and related accumulated amortization of intangible assets as of:

		September 30, 2010		June 30, 2011
(in thousands)	Estimated useful lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
CCP contracts	8 - 20 years	$117,690	$51,912	$117,690	$56,961
Customer relationships	5 - 15 years	77,603	32,537	77,914	36,974
Trade names	5 - 20 years	67,425	20,114	67,890	22,734
Patents and patented technologies	4 - 19 years	53,426	31,044	54,692	34,968
Other	2 - 17 years	5,661	2,827	4,985	1,828

		$321,805	$138,434	$323,171	$153,465

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Total amortization expense related to intangible assets was approximately $5.5 million and $5.7 million for the June 2010 and June 2011 quarters, respectively; and approximately $16.7 million and $16.8 million for the nine months ended June 30, 2010 and 2011, respectively. Total estimated annual amortization expense for fiscal years 2011 through 2016 is shown in the following table.

Year ending September 30:	(in thousands)
2011	$22,357
2012	20,638
2013	19,681
2014	19,157
2015	15,038
2016	14,781

5.	Long-term Debt

The total undiscounted face amount of Headwaters’ outstanding long-term debt was $495.8 million as of September 30, 2010 and $553.0 million as of June 30, 2011. As of those dates, long-term debt consisted of the following:

(in thousands)	September 30, 2010	June 30, 2011
7-5/8% Senior secured notes	$0	$400,000
11-3/8% Senior secured notes (face amount $328,250), net of discount	325,800	0
Convertible senior subordinated notes:
16%, due 2016 with put date of June 2012 (face amount $19,277 at September 30, 2010 and $9,233 at June 30, 2011), net of discount	18,152	8,933
2.50%, due 2014 (face amount $120,900), net of discount	101,120	105,268
14.75%, due 2014 (face amount $27,370 at September 30, 2010 and $22,905 at June 30, 2011), net of discount	24,803	21,221

Total convertible senior subordinated notes, net of applicable discounts	144,075	135,422

Carrying amount of long-term debt, net of discounts	$469,875	$535,422

Senior Secured Debt Repaid in October 2009 – Headwaters’ senior secured borrowings as of September 30, 2009 consisted of a first lien term loan in the amount of $163.0 million, plus $25.0 million outstanding under an associated revolving credit arrangement. As described below, in October 2009 Headwaters issued $328.3 million of 11-3/8% senior secured notes due 2014 and used most of the proceeds to repay all amounts owed under the senior secured credit facility, at which time the facility was terminated. In connection with the termination of the credit facility and early repayment of the outstanding debt, Headwaters wrote off all remaining related debt issue costs, aggregating approximately $2.0 million. In addition, in connection with consultations related to recapitalization transactions that occurred in October 2009 and other periods, Headwaters incurred $3.3 million of costs that were expensed during the December 2009 quarter, which amount was included in selling, general and administrative expenses.

11-3/8% Senior Secured Notes – In October 2009, Headwaters issued approximately $328.3 million of 11-3/8% senior secured notes for net proceeds of approximately $316.2 million. Headwaters used most of the net proceeds to repay all of its obligations under the former senior secured credit facility described above and the outstanding 2.875% convertible senior subordinated notes. Also in October 2009, Headwaters entered into a $70.0 million asset-based revolving loan facility (ABL Revolver), described below. The 11-3/8% senior secured notes, which were due to mature in November 2014, were repaid in March 2011 with proceeds from the issuance of 7-5/8% senior secured notes described below. The 11-3/8% notes were issued at 99.067% of face value, or a discount of approximately $3.1 million, which discount was being amortized to interest expense over the five-year term. Upon early repayment in March 2011, the remaining unamortized balances of approximately $2.2 million of debt discount and $6.6 million of debt issue costs were written off and charged to interest expense.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

7-5/8% Senior Secured Notes – In March 2011, Headwaters issued $400.0 million of 7-5/8% senior secured notes for net proceeds of approximately $392.8 million. Headwaters used most of the net proceeds to repay the 11-3/8% senior secured notes described above and the related early repayment premium of approximately $59.0 million (which premium was charged to interest expense). The 7-5/8% notes mature in April 2019 and bear interest at a rate of 7.625%, payable semiannually. The notes are secured by substantially all assets of Headwaters, with the exception of joint venture assets; however, the note holders have a second priority position with respect to the assets that secure the ABL Revolver, currently consisting of certain trade receivables and inventories of Headwaters’ light building products and heavy construction materials segments. The notes are senior in priority to all other outstanding and future subordinated debt.

Headwaters can redeem the 7-5/8% notes, in whole or in part, at any time after March 2015 at redemption prices ranging from 103.8% to 100.0%, depending on the redemption date. In addition, through March 2014 Headwaters can redeem at a price of 107.6% up to 35% of the outstanding notes with the net proceeds from one or more equity offerings. Headwaters can also redeem up to 10% of the notes in any 12-month period through March 2014 at a price of 103%, and can redeem any portion of the notes at any time through March 2015 at a price equal to 100% plus a make-whole premium.

The senior secured notes limit Headwaters in the incurrence of additional debt and liens on assets, prepayment of future subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making investments and the payment of dividends or distributions, among other things. Headwaters was in compliance with all debt covenants as of June 30, 2011.

ABL Revolver – Since entering into the ABL Revolver, Headwaters has not borrowed any funds under the terms of the ABL Revolver and has no borrowings outstanding as of June 30, 2011. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of Headwaters’ light building products and heavy construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets of Headwaters. During the June 2011 quarter, Headwaters secured a letter of credit under terms of the ABL Revolver for approximately $16.1 million in order to post bond to enable the potential filing of an appeal in the Boynton matter described in Note 11. As of June 30, 2011, availability under the ABL Revolver was approximately $52.9 million.

Outstanding borrowings under the ABL Revolver accrue interest at Headwaters’ option, at either i) the London Interbank Offered Rate (LIBOR) plus 2.25%, 2.50% or 2.75%, depending on Headwaters’ fixed charge coverage ratio; or ii) the “Base Rate” plus 1.0%, 1.25% or 1.5%, again depending on the fixed charge coverage ratio. The base rate is subject to a floor equal to the highest of i) the prime rate, ii) the federal funds rate plus 0.5%, and iii) the 30-day LIBOR rate plus 1.0%. Fees on the unused portion of the ABL Revolver range from 0.25% to 0.50%, depending on the amount of the credit facility which is utilized. If there would have been borrowings outstanding under the ABL Revolver as of June 30, 2011, the interest rate on those borrowings would have been approximately 3.0%. The ABL Revolver terminates three months prior to the earliest maturity date of the senior secured notes or any of the convertible senior subordinated notes, but no later than October 2014, at which time any amounts borrowed must be repaid.

The ABL Revolver contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling assets, making capital expenditures, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than a specified percentage, Headwaters is required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period. Headwaters was in compliance with all covenants as of June 30, 2011.

2.875% Convertible Senior Subordinated Notes Due 2016 – In October 2009, Headwaters repaid the remaining balance of $71.8 million of the 2.875% convertible senior subordinated notes with a portion of the proceeds from the issuance of the 11-3/8% senior secured notes described above. In connection with the October 2009 early repayment of the 2.875% notes, Headwaters wrote off all remaining related debt issue costs, aggregating approximately $0.6 million.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

16% Convertible Senior Subordinated Notes Due 2016 – The Form 10-K includes a detailed description of Headwaters’ 16% convertible senior subordinated notes. In November 2010, Headwaters repurchased and canceled approximately $10.0 million in aggregate principal amount of the 16% notes. Terms of repayment included premiums totaling approximately $1.7 million, which were recorded as interest expense. Accelerated debt discount and debt issue costs aggregating approximately $0.6 million were also charged to interest expense. Approximately $9.2 million of these notes remained outstanding as of June 30, 2011.

Headwaters may redeem at par any portion of the 16% notes on or after June 4, 2012. In addition, the holders of the notes have the right to require Headwaters to repurchase all or a portion of the notes on June 1, 2012.

2.50% and 14.75% Convertible Senior Subordinated Notes Due 2014 – The Form 10-K includes a detailed description of Headwaters’ 2.50% and 14.75% convertible senior subordinated notes. The 2.50% and 14.75% notes are subordinate to the senior secured notes and rank equally with the 16% convertible senior subordinated notes and any future issuances of senior subordinated debt. During the June 2011 quarter, Headwaters repurchased and canceled approximately $4.5 million in aggregate principal amount of the 14.75% notes. Terms of repayment included premiums totaling approximately $0.9 million, which were recorded as interest expense. Accelerated debt discount and debt issue costs aggregating approximately $0.4 million were also charged to interest expense. Approximately $22.9 million of these notes remained outstanding as of June 30, 2011. Subsequent to June 30, 2011, Headwaters repurchased and canceled approximately $2.4 million in aggregate principal amount of the 14.75% notes. Terms of repayment included a premium totaling approximately $0.3 million. Accelerated debt discount and debt issue costs related to this repurchase aggregated approximately $0.2 million. Approximately $20.5 million of these notes remained outstanding as of July 31, 2011.

Interest and Debt Maturities – During the June 2010 and 2011 quarters, Headwaters incurred total interest costs of approximately $18.5 million and $13.5 million, respectively, including approximately $3.7 million and $2.6 million, respectively, of non-cash interest expense and approximately $0 million of interest costs that were capitalized in both quarters. During the nine months ended June 30, 2010 and 2011, Headwaters incurred total interest costs of approximately $52.5 million and $113.4 million, respectively, including approximately $12.0 million and $17.1 million, respectively, of non-cash interest expense and approximately $0.4 million and $0.1 million, respectively, of interest costs that were capitalized. Interest expense for the nine months ended June 30, 2011 includes approximately $59.0 million of early repayment premium relating to the retirement of the 11-3/8% senior secured notes in March 2011.

Interest income was approximately $0.1 million for both the June 2010 and 2011 quarters, and $0.2 million for both the 2010 and 2011 nine month periods. The weighted-average interest rate on the face amount of outstanding long-term debt, disregarding amortization of debt discount and debt issue costs, was approximately 9.6% at September 30, 2010 and 6.9% at June 30, 2011.

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

All of Headwaters’ outstanding long-term debt as of September 30, 2010 and June 30, 2011 was fixed-rate. Using fair values for the debt, the aggregate fair value of Headwaters’ long-term debt as of September 30, 2010 would have been approximately $495.0 million, compared to a carrying value of $469.9 million, and the aggregate fair value as of June 30, 2011 would have been approximately $488.8 million, compared to a carrying value of $553.0 million.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

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

Headwaters’ estimated effective income tax rate for the fiscal year ending September 30, 2011, exclusive of discrete items, is currently estimated to be approximately negative (1)%, which estimated rate was used to calculate income taxes for the 2011 quarterly and nine-month periods. Headwaters also recognized approximately $3.2 million of net income tax expense in the nine months ended June 30, 2011 for discrete items that did not affect the calculation of the estimated effective income tax rate for the 2011 fiscal year. A majority of the expense recognized for discrete items represented valuation allowances and adjustments related to unrecognized income tax benefits. Also included in discrete items is a $1.0 million out-of-period adjustment, consisting primarily of changes in the valuation allowance and uncertain tax positions, that is not deemed material to fiscal 2010 or fiscal 2011. For the nine months ended June 30, 2010, Headwaters used an estimated effective income tax benefit rate of 51%, excluding approximately $1.9 million of income tax expense for discrete items.

Headwaters utilized its fiscal 2009 and prior year net operating losses (NOLs) by carrying these amounts back to prior years, receiving income tax refunds. Fiscal 2010 NOLs and tax credit carryforwards were offset by Headwaters’ existing deferred income tax liabilities resulting in a near $0 deferred tax position as of September 30, 2010. Accordingly, in fiscal 2011, during which Headwaters expects to realize a loss before income taxes, Headwaters is recording a full valuation allowance on its net amortizable deferred tax assets and has recorded income tax expense for the nine months ended June 30, 2011 even though there was a pre-tax loss of approximately $178.1 million. A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. Because the realization of the deferred tax assets related to most of Headwaters’ NOLs, tax credits and other losses is dependent upon future income or capital gains related to domestic and foreign jurisdictional operations that have historically generated losses, management determined that Headwaters no longer meets the “more likely than not” threshold that those NOLs, tax credits and other losses will be realized. Accordingly, a valuation allowance is required.

The estimated effective income tax rate for fiscal 2011 of negative (1)% is due primarily to the combination of not recognizing benefit for expected pre-tax losses and tax credits, but recognizing current state income taxes in certain state jurisdictions where Headwaters expects to generate taxable income. As of June 30, 2011, Headwaters’ NOL carryforwards total approximately $76.0 million (tax affected). The U.S. and state NOLs and capital losses expire from 2012 to 2031. Substantially all of the non-U.S. NOLs do not expire. In addition, there are approximately $21.0 million of tax credit carryforwards as of June 30, 2011, which expire from 2014 to 2031.

The estimated effective tax rate for fiscal 2010 of 51%, which was used to calculate income taxes for the nine months ended June 30, 2010, exclusive of discrete items, was higher than the statutory rate primarily due to the pre-tax loss projected for the 2010 fiscal year combined with projected Section 45 refined coal tax credits, which increased the income tax benefit otherwise recorded. The discrete items recorded during the nine months ended June 30, 2010 represented primarily changes in estimates related to tax credits and other permanent differences.

Section 45 refined coal tax credits are generated by coal cleaning facilities that Headwaters owns and operates. Headwaters believes it is more likely than not that a significant portion of the refined coal produced at its coal cleaning facilities qualifies for tax credits pursuant to Section 45 of the Internal Revenue Code. Excluding the effect of Section 45 tax credits, Headwaters’ estimated effective tax rate for fiscal 2010 would have been approximately 34% instead of 51%, which was lower than the statutory rate due primarily to the effect of valuation allowances and permanent differences.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

Stock-based Compensation – Stock-based compensation expense was approximately $1.5 million and $0.9 million for the June 2010 and 2011 quarters, respectively; and approximately $3.8 million and $3.0 million for the nine months ended June 30, 2010 and 2011, respectively. As of June 30, 2011, there was approximately $2.3 million of total compensation cost related to unvested awards not yet recognized, which will be recognized in future periods in accordance with applicable vesting terms.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

9.	Earnings per Share

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per-share data)	2010	2011	2010	2011
Numerator:
Numerator for basic and diluted earnings per share – net income (loss)	$1,508	$(6,348)	$(25,420)	$(183,189)

Denominator:
Denominator for basic earnings per share – weighted-average shares outstanding	59,995	60,474	59,946	60,408
Effect of dilutive securities – shares issuable upon vesting of restricted stock	80	0	0	0

Denominator for diluted earnings per share – weighted-average shares outstanding after assumed vesting of restricted stock	60,075	60,474	59,946	60,408

Basic earnings (loss) per share	$0.03	$(0.10)	$(0.42)	$(3.03)

Diluted earnings (loss) per share	$0.03	$(0.10)	$(0.42)	$(3.03)

Anti-dilutive securities not considered in diluted EPS calculation:
SARs	2,644	2,931	2,678	2,825
Stock options	1,806	1,568	1,809	1,717
Restricted stock	135	0	156	70
Shares issuable upon conversion of convertible notes	0	0	234	0

10.	Acquisitions

During the December 2010 quarter, Headwaters acquired certain assets and assumed certain liabilities of two privately-held companies in the light building products industry for total consideration of approximately $2.5 million.

11.	Commitments and Contingencies

Significant new commitments, material changes in commitments and ongoing contingencies as of June 30, 2011, not disclosed elsewhere, are as follows.

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

In fiscal 2010, the Committee terminated the performance unit awards for all participants in the corporate business unit and assigned a five-year performance period term to the free cash flow goals, aggregating $850.0 million, for the remaining participating business units. As of June 30, 2011, these remaining business units had generated approximately $179.0 million of free cash flow and accrued approximately $1.8 million of expense for the awards, including approximately $0.7 million which was paid in the December 2010 quarter. The maximum payout under the amended performance unit awards if all performance criteria were to be achieved by all participating operating divisions would be approximately $29.8 million. Due to the shortened term of the performance period, it is currently expected that the ultimate payout will be significantly less than the maximum payout.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Also in fiscal 2010, in accordance with terms of the 2010 Incentive Compensation Plan (2010 ICP), the Committee approved grants of performance unit awards to certain officers and employees in the corporate business unit, to be settled in cash, based on the achievement of goals related to consolidated free cash flow generated in the second half of fiscal 2010. For purposes of these awards, free cash flow is generally defined as operating income plus depreciation, amortization, asset impairments and Section 45 tax credits, reduced by capital expenditures. The awards were calculated using a target compensation amount for each participant and were adjusted, subject to prescribed limitations, based on the actual consolidated free cash flow generated during the six-month performance period ended September 30, 2010, using a threshold/target/maximum adjustment structure. The free cash flow generated during the performance period exceeded the maximum level, and accordingly, the awards will vest and be settled in cash in annual installments at the end of fiscal 2011 and 2012, provided the participant is still employed by Headwaters at the respective vesting dates. The awards will be further adjusted using Headwaters’ average stock price for the 60 days immediately preceding each vest date.

In the December 2010 quarter, Headwaters recognized approximately $0.6 million of expense related solely to the increase in the average 60-day stock price from September 30, 2010 to December 31, 2010. Likewise, in the March 2011 quarter, Headwaters recognized approximately $0.8 million of additional expense related solely to the increase in the average 60-day stock price during the March 2011 quarter. In the June 2011 quarter, Headwaters reversed approximately $1.4 million of previously recognized expense due to a decrease in the average 60-day stock price from March 31, 2011 to June 30, 2011. All future changes in Headwaters’ stock price through the final vest date of September 30, 2012 will result in adjustment of the expected liability, which adjustment (whether positive or negative) will be reflected in Headwaters’ statement of operations each quarter. Assuming the average closing stock price for the 60 days in the period ended June 30, 2011 of $3.51 remains unchanged for the September 30, 2011 and 2012 vesting dates, the payouts under this arrangement, all of which have been accrued as of June 30, 2011, would be approximately $2.6 million.

In the December 2010 quarter, in accordance with terms of the 2010 ICP, the Committee approved grants of performance unit awards to participants in the corporate business unit related to consolidated free cash flow generated during fiscal year 2011, with terms similar to those described above for the 2010 six-month period. The ultimate liability for the 2011 year performance unit awards will be adjusted depending on fiscal 2011 performance as well as changes in Headwaters’ stock price through the final vest date of September 30, 2013. As of June 30, 2011, approximately $0.4 million has been accrued for these awards.

Cash-Settled SAR Grants. Also during the December 2010 quarter, the Committee approved grants to certain employees of approximately 0.4 million cash-settled SARs. These SARs will vest in annual installments through September 30, 2013, provided the participant is still employed at the respective vesting dates, and will be settled in cash upon exercise by the employee. The SARs terminate on September 30, 2015 and must be exercised on or before that date. As of June 30, 2011, $0 has been accrued for these awards because the stock price at June 30, 2011 was below the grant-date stock price of $3.81. Future changes in Headwaters’ stock price (in any amount beyond the grant-date stock price of $3.81) through September 30, 2015 will result in adjustment to the expected liability, which adjustment (whether positive or negative) will be reflected in Headwaters’ statement of operations each quarter.

Property, Plant and Equipment – As of June 30, 2011, Headwaters was committed to spend approximately $0.4 million on capital projects that were in various stages of completion.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

During the nine months ended June 30, 2010 and 2011, Headwaters incurred approximately $3.8 million and $16.2 million, respectively, of expense for legal matters. Historically, costs paid to outside legal counsel for litigation have comprised a majority of Headwaters’ litigation-related costs. Headwaters currently believes the range of potential loss for all unresolved legal matters, excluding costs for outside counsel, is from $16.0 million up to the amounts sought by claimants and has recorded a total estimated liability as of June 30, 2011 of $16.0 million, of which $15.0 million was expensed during the March 2011 quarter. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Headwaters’ outside counsel and management currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote. Accordingly, management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability, nor is it possible to estimate what litigation-related costs will be in future periods.

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

Boynton. In 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. In 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee filed by former stockholders of Adtech alleging, among other things, fraud, conspiracy, constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. All claims against Headwaters were dismissed in pretrial proceedings except claims of conspiracy and constructive trust. The District Court certified a class comprised of substantially all purported stockholders of Adtech, Inc. The plaintiffs sought compensatory damages from Headwaters in the approximate amount of $43.0 million plus prejudgment interest and punitive damages. In June 2009, a jury reached a verdict in a trial in the amount of $8.7 million for the eight named plaintiffs representing a portion of the class members. In September 2010, a jury reached a verdict after a trial for the remaining 46 members of the class in the amount of $7.3 million. In April 2011, the trial court entered an order for a constructive trust in the amount of approximately $16 million (the same amount as the sum of the previous jury verdicts), denied all other outstanding motions, and entered judgment against Headwaters in the total approximate amount of $16 million, in accordance with the verdicts and order on constructive trust. The court denied all post-judgment motions by the parties. Headwaters has filed a supersedeas bond and a notice of appeal from the judgment to the United States Court of Appeals for the Federal Circuit. Plaintiffs have also filed notice of an appeal. Because the resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Fentress Families Trust. VFL Technology Corporation (VFL), acquired by HRI in 2004, provides services related to fly ash disposal to Virginia Electric and Power Company. Approximately 395 plaintiffs, most of whom are homeowners living in the City of Chesapeake, Virginia, filed a complaint in March 2009 in the State of Virginia Chesapeake Circuit Court against 16 named defendants, including Virginia Electric and Power Company, certain persons associated with the Battlefield Golf Course, including the owner, developer, and contractors, and others, including VFL and HRI. The complaint alleges that fly ash used to construct the golf course has been carried in the air and contaminated ground water exposing plaintiffs to toxic chemicals and causing property damage. The amended complaint alleges negligence and nuisance and seeks a new water system, monitoring costs, site clean-up, and other damages totaling approximately $1.8 billion, including certain injunctive relief. A second lawsuit was filed in August 2009 and has been consolidated with the first action where approximately 62 plaintiffs have sued essentially the same defendants, alleging similar claims and requests for damages, in excess of $1.5 billion. A defendant filed a cross-claim for indemnity, breach of contract, negligent and intentional misrepresentation, and tortious interference against other defendants, including HRI, claiming compensatory damages of approximately $15.0 million, punitive damages, as well as remediation of the golf course site. Discovery of evidence among the parties has begun. HRI has filed insurance claims, which are the subject of dispute and a separate lawsuit, although insurance is paying for the defense of the underlying case. The amount of the claims against HRI exceeds the amount of insurance. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability, or the insurers’ obligation to indemnify HRI against loss, if any.

Archstone. Archstone owns an apartment complex in Westbury, New York. Archstone alleges that moisture penetrated the building envelope and damaged moisture sensitive parts of the buildings which began to rot and grow mold. In 2008, Archstone evicted its tenants and began repairing the twenty-one apartment buildings. Also in 2008, Archstone filed a complaint in the Nassau County Supreme Court of the State of New York against the prime contractor and its performance bond surety, the designer, and Eldorado Stone, LLC which supplied architectural stone that was installed by others during construction. The prime contractor then sued over a dozen subcontractors who in turn sued others. Archstone claims as damages approximately $36.0 million in repair costs, $15.0 million in lost lease payments, $7.0 million paid to tenants who sued Archstone, and $7.0 million for class action defense fees, plus prejudgment interest and attorney’s fees. Eldorado Stone answered denying liability and tendered the matter to its insurers who are paying for the defense of the case. The court has dismissed all claims against Eldorado Stone, except the claim of negligence, and discovery is underway. Because the resolution of the action is uncertain, legal counsel and management cannot express an opinion concerning the likely outcome of this matter, the liability of Eldorado Stone, if any, or the insurers’ obligation to indemnify Eldorado Stone against loss, if any.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

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

12.	Condensed Consolidating Financial Information

Headwaters’ 7-5/8% senior secured notes are jointly and severally, fully and unconditionally guaranteed by Headwaters Incorporated and by all of Headwaters’ wholly-owned domestic subsidiaries. The non-guaranteeing entities include primarily joint ventures in which Headwaters has a non-controlling ownership interest. Separate stand-alone financial statements and disclosures for Headwaters Incorporated and each of the guarantor subsidiaries are not presented because the guarantees are full and unconditional and the guarantor subsidiaries have joint and several liability.

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

June 30, 2011

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET – June 30, 2011

(in thousands)	Guarantor Subsidiaries	Parent Company	Eliminations and Reclassifications	Headwaters Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$18,378	$16,474	$—	$34,852
Trade receivables, net	91,067			91,067
Inventories	40,525			40,525
Current and deferred income taxes	6,184	5,057	(7,828)	3,413
Other	14,185	1,875		16,060

Total current assets	170,339	23,406	(7,828)	185,917

Property, plant and equipment, net	220,373	278		220,651

Other assets:
Intangible assets, net	169,706			169,706
Goodwill	116,671			116,671
Investments in subsidiaries and intercompany accounts	322,998	135,500	(458,498)	0
Intercompany notes	(637,046)	637,046		0
Deferred income taxes	84,135	19,118	(103,253)	0
Other	50,202	26,136		76,338

Total other assets	106,666	817,800	(561,751)	362,715

Total assets	$497,378	$841,484	$(569,579)	$769,283

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,829	$101	$—	$13,930
Accrued personnel costs	10,600	12,525		23,125
Accrued interest		12,178		12,178
Current and deferred income taxes	18,136	(10,266)	(7,828)	42
Other accrued liabilities	46,904	2,398		49,302

Total current liabilities	89,469	16,936	(7,828)	98,577

Long-term liabilities:
Long-term debt		535,422		535,422
Deferred income taxes	86,459	22,619	(103,253)	5,825
Unrecognized income tax benefits	3,876	7,223		11,099
Other	9,429	6,379		15,808

Total long-term liabilities	99,764	571,643	(103,253)	568,154

Total liabilities	189,233	588,579	(111,081)	666,731

Commitments and contingencies

Stockholders’ equity:
Common stock	209,346	61	(209,346)	61
Capital in excess of par value	249,152	636,700	(249,152)	636,700
Retained earnings (accumulated deficit)	(150,273)	(383,856)		(534,129)
Other	(80)			(80)

Total stockholders’ equity	308,145	252,905	(458,498)	102,552

Total liabilities and stockholders’ equity	$497,378	$841,484	$(569,579)	$769,283

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2010

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Revenue:
Light building products	$95,052	$—	$95,052
Heavy construction materials	70,383		70,383
Energy technology	26,746		26,746

Total revenue	192,181	—	192,181

Cost of revenue:
Light building products	65,131		65,131
Heavy construction materials	51,251		51,251
Energy technology	20,835		20,835

Total cost of revenue	137,217	—	137,217

Gross profit	54,964	—	54,964

Operating expenses:
Amortization	5,516		5,516
Research and development	2,178		2,178
Selling, general and administrative	25,273	5,088	30,361
Asset impairment	3,462		3,462

Total operating expenses	36,429	5,088	41,517

Operating income (loss)	18,535	(5,088)	13,447

Other income (expense):
Net interest expense	(129)	(18,318)	(18,447)
Other, net	(102)		(102)

Total other income (expense), net	(231)	(18,318)	(18,549)

Income (loss) before income taxes	18,304	(23,406)	(5,102)

Income tax benefit (provision)	(1,859)	8,469	6,610

Net income (loss)	$16,445	$(14,937)	$1,508

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2011

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Revenue:
Light building products	$91,635	$—	$91,635
Heavy construction materials	62,435		62,435
Energy technology	18,187		18,187

Total revenue	172,257	—	172,257

Cost of revenue:
Light building products	66,177		66,177
Heavy construction materials	47,234		47,234
Energy technology	18,386		18,386

Total cost of revenue	131,797	—	131,797

Gross profit	40,460	—	40,460

Operating expenses:
Amortization	5,673		5,673
Research and development	1,358		1,358
Selling, general and administrative	22,997	1,553	24,550

Total operating expenses	30,028	1,553	31,581

Operating income (loss)	10,432	(1,553)	8,879

Other income (expense):
Net interest expense	(81)	(13,346)	(13,427)
Other, net	0		0

Total other income (expense), net	(81)	(13,346)	(13,427)

Income (loss) before income taxes	10,351	(14,899)	(4,548)

Income tax benefit (provision)	166	(1,966)	(1,800)

Net income (loss)	$10,517	$(16,865)	$(6,348)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended June 30, 2010

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Revenue:
Light building products	$227,538	$—	$227,538
Heavy construction materials	173,530		173,530
Energy technology	58,913		58,913

Total revenue	459,981	—	459,981

Cost of revenue:
Light building products	164,467		164,467
Heavy construction materials	133,040		133,040
Energy technology	50,599		50,599

Total cost of revenue	348,106	—	348,106

Gross profit	111,875	—	111,875

Operating expenses:
Amortization	16,705		16,705
Research and development	5,951		5,951
Selling, general and administrative	67,845	15,102	82,947
Asset impairment	3,462		3,462

Total operating expenses	93,963	15,102	109,065

Operating income (loss)	17,912	(15,102)	2,810

Other income (expense):
Net interest expense	(431)	(51,455)	(51,886)
Other, net	1,076		1,076

Total other income (expense), net	645	(51,455)	(50,810)

Income (loss) before income taxes	18,557	(66,557)	(48,000)

Income tax benefit (provision)	(1,563)	24,143	22,580

Net income (loss)	$16,994	$(42,414)	$(25,420)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended June 30, 2011

	Guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Company	Consolidated
Revenue:
Light building products	$224,021	$—	$224,021
Heavy construction materials	170,746		170,746
Energy technology	59,326		59,326

Total revenue	454,093	—	454,093

Cost of revenue:
Light building products	173,857		173,857
Heavy construction materials	133,095		133,095
Energy technology	56,324		56,324

Total cost of revenue	363,276	—	363,276

Gross profit	90,817	—	90,817

Operating expenses:
Amortization	16,826		16,826
Research and development	6,138		6,138
Selling, general and administrative	83,831	11,329	95,160
Asset impairments	38,000		38,000

Total operating expenses	144,795	11,329	156,124

Operating loss	(53,978)	(11,329)	(65,307)

Other income (expense):
Net interest expense	(268)	(112,842)	(113,110)
Other, net	328		328

Total other income (expense), net	60	(112,842)	(112,782)

Loss before income taxes	(53,918)	(124,171)	(178,089)

Income tax provision	(575)	(4,525)	(5,100)

Net loss	$(54,493)	$(128,696)	$(183,189)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended June 30, 2011

	Guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Company	Consolidated
Cash flows from operating activities:
Net loss	$(54,493)	$(128,696)	$(183,189)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	47,959	72	48,031
Asset impairments	38,000		38,000
Interest expense related to amortization of debt issue costs and debt discount		17,111	17,111
Stock-based compensation	1,708	1,276	2,984
Deferred income taxes	(8,652)	8,795	143
Net gains of unconsolidated joint ventures	(4,155)		(4,155)
Net gain on disposition of property, plant and equipment	(304)		(304)
Decrease in trade receivables	1,235		1,235
Decrease in inventories	1,490		1,490
Increase (decrease) in accounts payable and accrued liabilities	7,074	(7,548)	(474)
Other changes in operating assets and liabilities, net	(13,241)	5,397	(7,844)

Net cash provided by (used in) operating activities	16,621	(103,593)	(86,972)

Cash flows from investing activities:
Purchase of property, plant and equipment	(17,322)		(17,322)
Proceeds from disposition of property, plant and equipment	420		420
Net decrease in long-term receivables and deposits	510		510
Payments for acquisitions	(2,466)		(2,466)
Net change in other assets	(970)	(119)	(1,089)

Net cash used in investing activities	(19,828)	(119)	(19,947)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt		392,750	392,750
Payments on long-term debt		(342,509)	(342,509)
Employee stock purchases	417	129	546

Net cash provided by financing activities	417	50,370	50,787

Net decrease in cash and cash equivalents	(2,790)	(53,342)	(56,132)

Cash and cash equivalents, beginning of period	21,168	69,816	90,984

Cash and cash equivalents, end of period	$18,378	$16,474	$34,852

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the interim condensed consolidated financial statements and related notes included in this Form 10-Q. Our fiscal year ends on September 30 and unless otherwise noted, references to 2010 refer to our fiscal quarter and/or nine months ended June 30, 2010 and references to 2011 refer to our fiscal quarter and/or nine months ended June 30, 2011. Other references to years refer to our fiscal year rather than a calendar year.

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

Operations and Strategy. During the past several years, we have executed our two-fold plan of maximizing cash flow from our existing operating business units and diversifying away from our historical reliance on the legacy energy technology Section 45K business. Our past acquisition strategy targeted businesses that were leading companies in their respective industries and that had strong operating margins, thus providing additional cash flow that complemented the financial performance of our existing businesses. With the addition and expansion of our CCP management and marketing business through acquisitions beginning in 2002, and the growth of our light building products business through several acquisitions beginning in 2004, we achieved revenue growth and diversification in three business segments. In 2005 and subsequent years, we focused on the integration of our large 2004 acquisitions, including the marketing of diverse kinds of building products through our national distribution network. In 2006, we began to acquire small companies in the light building products industry with innovative products that could be marketed using the distribution channels we developed over many years.

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

Light Building Products Segment. A key strategic element of our building products strategy has been to introduce new products into our nation-wide distribution system, providing us a means to increase geographic coverage for new products. Our light building products segment has been significantly affected by the depressed new housing and residential remodeling markets. Accordingly, we have significantly reduced operating costs to be positively positioned to take advantage of a sustained industry turnaround when it occurs.

There has been a severe slowing in the calendar years 2007 through 2010 of new housing starts and in home sales generally, which has continued into 2011. Bank foreclosures have put a large number of homes into the market for sale, effectively limiting some of the incentives to build new homes. During fiscal 2011, the homebuilding industry continued to experience a decline in demand for new homes and an oversupply of new and existing homes available for sale. In addition to new construction, our light building products business also relies on the home improvement and remodeling markets. Limits on credit availability, further home foreclosures, home price depreciation, and an oversupply of homes for sale in the market may adversely affect homeowners’ and/or homebuilders’ ability or desire to engage in construction or remodeling, resulting in an extended period of low new construction starts and reduced remodeling and repair activities.

We, like many others in the light building products industry, experienced a large drop in orders and a reduction in our margins in fiscal 2008 and 2009 relative to prior years. In fiscal 2007, 2008 and 2009, we recorded significant goodwill impairments associated with our light building products business. None of the impairment charges in those years affected our cash position, cash flow from operating activities or debt covenant compliance. Weakness continued in fiscal 2010 and in 2011. It is not possible to know when improved market conditions and a housing recovery will become sustainable. We can provide no assurances that the light building products market will improve in the near future.

The financial crisis affecting the banking system and financial markets and the going concern threats to banks and other financial institutions resulted in a tightening of the credit markets and a low level of liquidity in many financial markets. While mortgage and home equity loan rates have decreased, volatility continues to exist in credit and equity markets, increased borrowing requirements prevent many potential buyers from qualifying for home mortgages and equity loans and there exists a continued lack of consumer confidence. Continued tightness of mortgage lending or mortgage financing requirements could adversely affect the availability of credit for purchasers of our products and thereby reduce our sales. There could be a number of follow-on effects from the credit crisis on our business, including the inability of prospective homebuyers or remodelers to obtain credit for financing the purchase of our building products. These and other similar factors could continue to cause decisions to delay or forego new home construction or improvement projects, cause our customers to delay or decide not to purchase our building products, or lead to a decline in customer transactions and our financial performance.

Heavy Construction Materials Segment. Our business strategy in the heavy construction materials industry is to negotiate long-term contracts with suppliers, supported by investment in transportation and storage infrastructure for the marketing and sale of CCPs. Demand for CCPs is somewhat dependent on federal and state funding of infrastructure projects, which has decreased in recent years as compared to earlier periods. We are continuing our efforts to expand the demand for high-value CCPs, develop more uses for lower-value CCPs, and expand our CCP disposal services and site service revenue generated from CCP management. While all of our businesses have been affected by the current recession, the impact on our heavy construction materials segment has been somewhat less severe than on our light building products segment.

Energy Technology Segment. We own and operate coal cleaning facilities that remove impurities from waste coal, resulting in higher-value, marketable coal. Construction of these facilities was our largest single investment of cash during fiscal 2008 and 2009, which construction was completed as of December 31, 2009. Capital expenditures in fiscal 2008 and 2009 were financed primarily with available cash from operations and lease financing.

A number of our coal cleaning facilities have produced coal at low levels and during the March 2011 quarter the facilities operated at less than 25% of aggregate capacity. These low production levels resulted in a forecast of future cash flows (based primarily on historical operating conditions) that indicated an impairment existed at March 31, 2011. Accordingly, a non-cash impairment charge of $37.0 million was recorded in the March 2011 quarter. We also recorded a non-cash impairment charge of $34.5 million in fiscal 2010. If assumptions regarding future cash flows related to the coal cleaning assets prove to be incorrect, we may be required to record additional impairment charges in future periods.

We may sell some or all of the coal cleaning facilities in the future and we are marketing our coal cleaning facilities to potential buyers. We currently estimate that the process of selling the facilities could take up to two years, but it is not possible to predict the final proceeds or ultimate success of this effort. The requirements for classification of the facilities as “held for sale,” which requirements include a relatively high degree of probability and specificity as to how and when the assets will be sold, have not been met.

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

Debt and Liquidity. We incurred indebtedness in prior years to make strategic acquisitions, but were also able to increase cash flows and utilize that cash to reduce debt levels. We became highly leveraged as a result of acquisitions, but reduced our outstanding debt significantly through 2008 by using cash generated from operations, from underwritten public offerings of common stock and from proceeds from settlement of litigation. During 2005 through 2008, we made several early repayments of our long-term debt. In subsequent years, early repayments of long-term debt decreased as compared to earlier years primarily due to our investments of available cash in the development of our coal cleaning business in the energy technology segment.

In fiscal 2010, we issued 11-3/8% senior secured notes aggregating approximately $328.3 million, for net proceeds of approximately $316.2 million. We used approximately $260.0 million of the proceeds to repay all of our obligations under the former senior secured credit facility and our outstanding 2.875% convertible senior subordinated notes. We also entered into a $70.0 million asset based revolving loan facility (ABL Revolver) which is currently undrawn. During fiscal 2010 and 2011, we repaid most of our 16% convertible senior subordinated notes and a portion of our 14.75% convertible senior subordinated notes, largely with proceeds from the sale of our interest in the South Korean hydrogen peroxide joint venture and a 2010 federal income tax refund. In March 2011, we again restructured our long-term debt by issuing $400.0 million of 7-5/8% senior secured notes for net proceeds of approximately $392.8 million. We used most of those net proceeds to repay the 11-3/8% senior secured notes issued in fiscal 2010 and the related early repayment premium of approximately $59.0 million. The 7-5/8% senior secured notes mature in April 2019. We now have no debt maturities prior to 2014, unless the holders of the remaining 16% convertible senior subordinated notes exercise their put option on June 1, 2012.

Capital expenditures in fiscal 2010 and 2011 were significantly lower than prior years and this trend is currently expected to continue. This has allowed us to focus on liquidity and the early repayment of debt and enabled us to continue implementing our overall operational strategy. We currently have approximately $34.9 million of cash on hand and additional cash flow is expected to be generated from operations over the next 12 months.

In summary, our strategy for 2011 and subsequent years is to continue capital expenditures at reduced levels, continue activities to improve operations and reduce operating and general overhead costs, and to reduce our outstanding debt levels to the extent possible using cash on hand, cash flow from operations and cash from the sale of non-core assets. We also may review strategic acquisitions of products or entities that expand our current operating platform when opportunities arise.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The information set forth below compares our operating results for the quarter ended June 30, 2011 (2011) with operating results for the quarter ended June 30, 2010 (2010).

Summary. Our total revenue for the June 2011 quarter was $172.3 million, down 10% from $192.2 million for the June 2010 quarter. Gross profit decreased 26%, from $55.0 million in 2010 to $40.5 million in 2011. Operating income decreased from $13.4 million in 2010 to $8.9 million in 2011, and the 2011 net loss was $(6.3) million, or a diluted loss per share of $(0.10), compared to net income of $1.5 million, or $0.03 per diluted share, in 2010.

Revenue and Gross Margins. The major components of revenue, along with gross margins, are discussed in the sections below, by segment.

Light Building Products Segment. Sales of light building products in 2011 were $91.6 million with a corresponding gross profit of $25.5 million. Sales of light building products in 2010 were $95.1 million with a corresponding gross profit of $29.9 million. The decrease in our sales of light building products in 2011 was due primarily to a weather-related slow start to the construction season. Sales in the June 2010 quarter were also favorably impacted by the government home purchase incentive programs. There were lower sales from our siding accessory and manufactured architectural stone categories, where sales decreased approximately 6% in the quarter, but sales in our regional concrete block category increased approximately 6% in 2011. The gross margin decreased primarily because of increases in transportation, materials, production costs and higher depreciation.

The significant weakness in the new housing and residential remodeling market which began several years ago has continued in fiscal 2011. We believe our niche strategy and our focus on productivity improvements and cost reductions have tempered somewhat the impact of the severe slowdown in the housing market; however, the recession has resulted in high unemployment, adding to the high level of home foreclosures, putting additional homes on the market and further reducing the demand for new construction.

New housing starts according to the National Association of Home Builders were 0.6 million and 0.5 million units in calendar 2009 and 2010, respectively. Through June 2011, housing starts were at a seasonally adjusted annual rate of 0.6 million units. These numbers compare to 10- and 50-year averages of 1.4 million and 1.5 million units, respectively. Our light building products business relies on the home improvement and remodeling market as well as new construction. The U.S. Census Bureau’s Value of Private Residential Construction Spending Put in Place data on homeowner improvement activity shows that the four-quarter moving average peaked at $146.2 billion in the second quarter of calendar 2007 and fell to $110.8 billion in the first quarter of calendar 2011. The Leading Indicator of Remodeling Activity estimate issued by the Joint Center for Housing Studies at Harvard University has estimated that the four-quarter moving average will be $118.3 billion in the third quarter of calendar 2011, before falling to $106.5 billion in the first quarter of calendar 2012, a level not experienced since mid calendar 2004.

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

Heavy Construction Materials Segment. Heavy construction materials revenues for 2011 were $62.4 million with a corresponding gross profit of $15.2 million. Heavy construction materials revenues for 2010 were $70.4 million with a corresponding gross profit of $19.1 million. The decrease in heavy construction materials revenues in 2011 compared to 2010 was primarily due to lower service revenues in 2011 due to the completion of service projects, temporary utility shut-downs, and Midwest flooding, along with ongoing market softness in the Western region. The weather-related slow start to the construction season also affected revenues in 2011. The gross margin percentage decreased from 2010 to 2011 primarily due to the decline in revenue.

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

In June 2010, the EPA proposed two alternative rules to regulate CCPs generated by electric utilities and independent power producers. One proposed option would classify CCPs disposed of in surface impoundments or landfills as “special wastes” subject to federal hazardous waste regulation under Subtitle C of the Resource Conservation and Recovery Act (RCRA). The second proposed option would instead regulate CCPs as non-hazardous waste under Subtitle D of RCRA, with states retaining the lead authority on regulating their handling, storage and disposal. Under both options, the current exemption from hazardous waste regulation for CCPs that are recycled for beneficial uses would remain in effect. However, the EPA has received comments on refining the definition of beneficial uses subject to the exemption, which could result in a narrowing of the scope of exempt uses in the final rule. Both rule options are controversial and the EPA extended the deadline for public comments to November 19, 2010. Earlier this year, the EPA informally estimated that it could take another year to evaluate the 450,000 comments received during the public comment period. Additionally, the EPA has indicated that it will reopen comments on information received during the comment period.

The House Energy and Commerce Committee approved legislation on a bipartisan basis to regulate the disposal of coal ash. Supporters are acting to prevent the U.S. EPA from regulating fly ash as well as other CCPs as hazardous materials, a designation that may be harmful to recycling and will also unnecessarily increase the cost of electricity. The bill creates a primary role for states to manage fly ash disposal with federal supervision and national standards. It is anticipated that the legislation will be presented to the full House after the August recess, although the exact timing is uncertain.

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

Energy Technology Segment. Energy technology segment revenues for 2011 were $18.2 million with a corresponding gross profit (loss) of $(0.2) million. Revenues for 2010 were $26.7 million with a corresponding gross profit of $5.9 million. Segment revenues in both periods consisted primarily of coal sales related to our coal cleaning business, but also included catalyst sales and equity earnings from our joint venture investment in an ethanol plant located in North Dakota. Revenues in 2011 included approximately $5.0 million of catalyst sales, which were $3.0 million in 2010. Revenues in 2010 also included $1.0 million of equity earnings from our joint venture investment in a hydrogen peroxide plant in South Korea which was sold in late fiscal 2010. Sales of our proprietary HCAT® hydrocracking technology catalyst have increased due to the continued use at two refineries. We continue to market to additional refinery customers and have delivered proposals to two prospects. Given the time required to install our proprietary mixing process, we do not expect a significant revenue increase from HCAT sales until 2013.

Coal sales were significantly lower in 2011 as compared with 2010, primarily due to a decrease in tons sold at a number of facilities. Coal sales in 2011 were affected by the disruption of mine production of one supplier, a shift in production between two facilities in Alabama, other feedstock disruptions and lower recovery rates. While there was a small gross profit in 2010, the cost of revenue related to our coal cleaning business exceeded revenue in 2011, due largely to the ongoing situation of feedstock issues, low capacity utilization and idled facilities. During the June 2011 quarter, the coal cleaning facilities operated at 19% of aggregate capacity and as of June 30, 2011, operations at three of the facilities have been temporarily curtailed. To be successful, we must overcome operational issues, including securing and maintaining strategic relationships with coal companies, landowners, and others that host our coal cleaning facilities; securing adequate coal feedstock and selling our product at reasonable prices; relocating facilities as and when necessary; efficiently handling and transporting materials; and efficiently operating our dredging, slurry piping and coal cleaning equipment.

We may sell some or all of the coal cleaning facilities in the future and we are marketing our coal cleaning facilities to potential buyers. We currently estimate that the process of selling the facilities could take up to two years, but it is not possible to predict the final proceeds or ultimate success of this effort. If the coal cleaning facilities are not sold, we will likely need to undertake the significant disruption and expense of relocating facilities and entering into new strategic relationships where feedstock is exhausted or other critical arrangements come to an end. The primary factor influencing a decision to relocate a facility is the quantity, quality and cost of available feedstock at or near the current site. If either or both the amount of feedstock or the projected clean coal recoverability of the feedstock is deemed to be insufficient at a current location, we will consider relocating a facility to increase our opportunity for profitable operations and positive cash flow. Ultimately, we may relocate most if not all of our 11 facilities, and currently, we are considering the potential future relocation within the next five years of up to five of the facilities, but have no plans for relocation of any facilities earlier than 2012. Relocation of a facility would result in ceasing operations for a period of approximately six to nine months. Estimated relocation costs for a facility vary considerably and range from approximately $3.0 million to $8.0 million. Relocation of a facility would be undertaken only if the likelihood of future positive cash flows were sufficient to warrant the incurrence of relocation costs and other related costs such as for the establishment of new contractual arrangements to obtain feedstock and to secure a site lease.

Operating Expenses, including Asset Impairments. Amortization expenses were materially consistent from 2010 to 2011 and are currently expected to remain relatively consistent year over year for the remainder of fiscal 2011 and into 2012. Research and development expenses in 2011 were approximately $0.8 million lower than in 2010 due primarily to decreased spending on our coal-to-liquids and hydrogen peroxide technologies. Selling, general and administrative expenses decreased $5.8 million, or 19%, to $24.6 million in 2011 from $30.4 million in 2010. The decrease in 2011 was attributable primarily to decreased expenses related to the cash performance unit awards described in Note 11 to the consolidated financial statements and decreases in other incentive-based compensation and coal cleaning marketing expenses. In 2010, we recorded an approximate $3.5 million impairment charge for assets related to a CCP loading facility that was not being utilized for fly ash shipments as originally planned.

Other Income and Expense. For 2011, we reported net other expense of $13.4 million, compared to net other expense of $18.5 million for 2010. The decrease in net other expense of $5.1 million was comprised almost solely of a decrease in net interest expense of approximately $5.0 million.

Net interest expense decreased from $18.4 million in 2010 to $13.4 million in 2011 due primarily to lower-rate senior debt outstanding in 2011 as compared to 2010 and approximately $2.6 million of interest expense recorded in 2010 for the 18% premium and accelerated debt discount and debt issue costs related to the early repayment of $10.0 million of our 16% convertible notes.

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

Nine Months Ended June 30, 2011 Compared to Nine Months Ended June 30, 2010

The information set forth below compares our operating results for the nine months ended June 30, 2011 (2011) with operating results for the nine months ended June 30, 2010 (2010).

Summary. Our total revenue for the nine months ended June 30, 2011 was $454.1 million, down 1% from $460.0 million for the nine months ended June 30, 2010. Gross profit decreased 19%, from $111.9 million in 2010 to $90.8 million in 2011. Our 2011 operating loss was $(65.3) million compared to operating income of $2.8 million in 2010, and the net loss increased from $(25.4) million or a diluted loss per share of $(0.42) in 2010, to a net loss of $(183.2) million, or $(3.03) per diluted share, in 2011. There were several significant non-routine adjustments recorded in 2011, including approximately $68.9 million of interest expense related to our senior debt refinancing (of which approximately $59.0 million was for the early repayment premium relating to the repurchase of the 11-3/8% senior secured notes in March 2011), $38.0 million of asset impairments, and $15.0 million of accrued legal costs related to a judgment in an ongoing legal matter. In addition, in fiscal 2011, we are not recognizing income tax benefits attributable to our pre-tax operating losses and tax credits as we have in prior years. These adjustments and others are discussed in more detail below.

Revenue and Gross Margins. The major components of revenue, along with gross margins, are discussed in the sections below, by segment.

Light Building Products Segment. Sales of light building products in 2011 were $224.0 million with a corresponding gross profit of $50.2 million. Sales of light building products in 2010 were $227.5 million with a corresponding gross profit of $63.1 million. The decrease in our sales of light building products in 2011 was due primarily to a weather-related slow start to the construction season. The gross margin decreased primarily because of increases in transportation costs, materials (especially siding accessories), production costs and depreciation, along with costs related to the elimination of certain operating lines and the consolidation of operating locations.

Heavy Construction Materials Segment. Heavy construction materials revenues for 2011 were $170.7 million with a corresponding gross profit of $37.7 million. Heavy construction materials revenues for 2010 were $173.5 million with a corresponding gross profit of $40.5 million. The decrease in heavy construction materials revenues in 2011 compared to 2010 was due primarily to lower service revenues in 2011 due to the completion of service projects.

Energy Technology Segment. Energy technology segment revenues for 2011 were $59.3 million with a corresponding gross profit of $3.0 million. Revenues for 2010 were $58.9 million with a corresponding gross profit of $8.3 million. Segment revenues in both periods consisted primarily of coal sales related to our coal cleaning business, but also included catalyst sales and equity earnings from our joint venture investment in an ethanol plant located in North Dakota. Revenues in 2011 included approximately $11.6 million of catalyst sales, which were $3.0 million in 2010. Revenues in 2010 also included $4.9 million of equity earnings from our joint venture investment in a hydrogen peroxide plant in South Korea which was sold in late fiscal 2010.

Coal sales were not significantly different between 2010 and 2011, with both tons sold and prices per ton remaining relatively constant. Cost of revenue related to our coal cleaning business exceeded revenue in both 2010 and 2011, due largely to the ongoing situation of low capacity utilization and idled facilities.

Operating Expenses, including Asset Impairments. Amortization expenses were materially consistent from 2010 to 2011. Research and development expenses were also materially consistent from 2010 to 2011, with decreased spending on our coal-to-liquids and hydrogen peroxide technologies being offset by increased spending on product development in the light building products segment. Selling, general and administrative expenses increased $12.3 million, to $95.2 million in 2011 from $82.9 million in 2010. The increase in 2011 was due primarily to the $15.0 million accrual for litigation expense recognized during 2011 (reference is made to Note 11 to the consolidated financial statements). Excluding the $15.0 million expense for litigation, our selling, general and administrative expenses decreased approximately $2.7 million, or 3%, from 2010 to 2011. This decrease was attributable primarily to lower professional services expenses, particularly $3.3 million of costs that were expensed in 2010 for consultations related to recapitalization transactions that occurred in 2010 and other periods, partially offset by severance costs incurred in 2011.

As described previously, a non-cash impairment charge of $37.0 million was recorded in the March 2011 quarter related to coal cleaning property, plant and equipment. As of June 30, 2011, the coal cleaning operations’ carrying value of property, plant and equipment was approximately $45.0 million. If these facilities operate at low production levels or cannot produce fuel at a cost and quality satisfactory to customers, these operations may not become profitable and some of the facilities could be further impaired, potentially requiring an additional charge to earnings in the period of impairment. Reference is made to the section titled “Critical Accounting Policies and Estimates—Valuation of Long-Lived Assets, including Property, Plant and Equipment, Intangible Assets and Goodwill” in our Form 10-K for a detailed description of the procedures and estimates used in calculating an impairment.

In addition to the $37.0 million asset impairment charge related to coal cleaning assets, a $1.0 million impairment charge was also recognized in the light building products segment related to the elimination of a product line. In 2010, we recorded an approximate $3.5 million impairment charge for assets related to a CCP loading facility that was not being utilized for fly ash shipments as originally planned.

Other Income and Expense. For 2011, we reported net other expense of $112.8 million, compared to net other expense of $50.8 million for 2010. The increase in net other expense of $62.0 million was comprised of an increase in net interest expense of approximately $61.2 million plus a decrease in net other revenue of approximately $0.8 million.

Net interest expense increased from $51.9 million in 2010 to $113.1 million in 2011 due primarily to approximately $59.0 million of premium relating to the early retirement of our 11-3/8% senior secured notes plus approximately $9.9 million of accelerated debt discount and debt issue costs associated with that early repayment, all as described in Note 5 to the consolidated financial statements. These increases in interest expense related to the senior debt refinancing was partially offset by the lower-rate senior debt outstanding for part of 2011 as compared to 2010 and decreased premiums and accelerated debt discount and debt issue costs related to early retirements of convertible debt in 2011 compared to 2010. Interest expense in fiscal 2011 is currently expected to total approximately $125.0 million.

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

Impact of Inflation and Related Matters

In certain periods, some of our operations have been negatively impacted by increased raw materials costs for commodities, such as polypropylene and poly-vinyl chloride in the light building products segment. While the negative impact was generally somewhat less significant during the 2010 fiscal year than during prior years, during the nine months ended June 30, 2011, we have experienced cost increases for certain raw materials and transportation fuel. We currently believe it is possible that costs for raw materials and other commodities such as fuels, along with the prices of other goods and services could increase significantly during 2011 and future periods. In prior periods, we have passed through certain increased raw materials costs to customers, but it is not possible to accurately predict the future trends of these costs, nor our ability to pass on future price increases.

Liquidity and Capital Resources

Summary of Cash Flow Activities. Net cash used in operating activities during the nine months ended June 30, 2011 (2011) was $(87.0) million, compared to net cash provided by operating activities of $9.3 million during the nine months ended June 30, 2010 (2010). The net loss in 2011 exceeded the net loss in 2010 primarily due to several non-routine adjustments (some of which did not involve the use of cash), including approximately $68.9 million of interest expense related to our senior debt refinancing, $38.0 million of asset impairments in 2011 compared to a $3.5 million impairment in 2010, and $15.0 million of accrued legal costs related to a judgment in an ongoing legal matter. In addition, in 2010, we reported income tax benefit of approximately $22.6 million (and had approximately $12.9 million of income tax refunds), while in 2011, we reported income tax expense of $(5.1) million. The cash-related change in net loss constitutes the most significant difference between the two periods in cash flows from operating activities.

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

Investing Activities. Total expenditures for property, plant and equipment in 2011 were $17.3 million, a decrease of $2.3 million from 2010. In both periods, the majority of capital expenditures related to the maintenance of operating capacity in our light building products segment. Total fiscal year 2011 capital expenditures are currently expected to be near the fiscal 2010 level.

Capital expenditures are limited by the terms of our ABL Revolver to $55.0 million in 2011 and $60.0 million in 2012. As of June 30, 2011, we were committed to spend approximately $0.4 million on capital projects that were in various stages of completion. In 2010 and 2011, we realized $3.6 million and $0.4 million, respectively, of proceeds from the sale of property, plant and equipment, most of which represented non-strategic assets in our light building products segment. In 2010, we had a net increase of approximately $7.2 million for long-term receivables and deposits, primarily in the energy technology segment. In 2011, we acquired certain assets and assumed certain liabilities of two privately-held companies in the light building products industry for total consideration of approximately $2.5 million.

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

Financing Activities. In October 2009, we issued approximately $328.3 million of 11-3/8% senior secured notes due 2014 for net proceeds of approximately $316.2 million. We used most of the net proceeds to repay all of our obligations under the former senior secured credit facility and the outstanding 2.875% convertible senior subordinated notes. In connection with the termination of the former credit facility and early repayment of the debt, we wrote off all remaining related debt issue costs, aggregating approximately $2.0 million. In addition, in connection with consultations related to recapitalization transactions that occurred in 2010 and other periods, we incurred $3.3 million of costs that were expensed during 2010, which amount is included in selling, general and administrative expenses in the statement of operations. Also in October 2009, we entered into a $70.0 million ABL Revolver for which we incurred approximately $2.5 million of debt issue costs.

In March 2011, we issued $400.0 million of 7-5/8% senior secured notes for net proceeds of approximately $392.8 million. We used most of the net proceeds to repay the 11-3/8% senior secured notes described above and the related early repayment premium of approximately $59.0 million (which premium was charged to interest expense). The 7-5/8% notes mature in April 2019 and bear interest at a rate of 7.625%, payable semiannually. The notes are secured by substantially all of our assets, with the exception of joint venture assets; however, the note holders have a second priority position with respect to the assets that secure the ABL Revolver, currently consisting of certain trade receivables and inventories of our light building products and heavy construction materials segments. The notes are senior in priority to all other outstanding and future subordinated debt. The March 2011 refinancing accomplished several objectives, the most important of which was to extend the maturity of our senior debt. It also reduced our future annual interest expense by approximately $8.3 million and increased our future annual cash flow by approximately $6.8 million.

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

In 2011, we also repurchased and canceled $10.0 million in aggregate principal amount of the 16% convertible senior subordinated notes. Terms of repayment included premiums totaling approximately $1.7 million, which were recorded as interest expense. Accelerated debt discount and debt issue costs aggregating approximately $0.6 million were also charged to interest expense. Following these transactions, approximately $9.2 million of the 16% notes remained outstanding as of June 30, 2011. There are currently no maturities of debt prior to 2014, unless the holders of the 16% notes exercise their put option on June 1, 2012. We also have the option to redeem the 16% notes on or after June 4, 2012.

During the June 2011 quarter, we repurchased and canceled approximately $4.5 million in aggregate principal amount of the 14.75% convertible senior subordinated notes. Terms of repayment included premiums totaling approximately $0.9 million, which were recorded as interest expense. Accelerated debt discount and debt issue costs aggregating approximately $0.4 million were also charged to interest expense. Approximately $22.9 million of these notes remained outstanding as of June 30, 2011. Subsequent to June 30, 2011, we repurchased and canceled approximately $2.4 million in aggregate principal amount of the 14.75% notes. Terms of repayment included a premium totaling approximately $0.3 million. Accelerated debt discount and debt issue costs related to this repurchase aggregated approximately $0.2 million. Approximately $20.5 million of these notes remained outstanding as of July 31, 2011.

As a result of the senior debt refinancing and the repayments of convertible notes in fiscal 2011 as described above, we have reduced annual cash interest expense from 2010 levels by approximately $9.5 million, to an annual run rate of approximately $39.0 million.

Following certain asset sales, as defined, we could be required to prepay a portion of the senior secured notes. Interest costs on all long-term debt in fiscal 2011 are currently expected to total approximately $125.0 million, with approximately $105.0 million involving the expenditure of cash.

We were in compliance with all debt covenants as of June 30, 2011. The senior secured notes and ABL Revolver limit the incurrence of additional debt and liens on assets, prepayment of future subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making capital expenditures, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 15% of the total $70.0 million commitment, or $10.5 million currently, we are required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period.

There have been no borrowings under the ABL Revolver since it was entered into in October 2009. The ABL Revolver terminates three months prior to the earliest maturity date of the senior secured notes or any of the convertible senior subordinated notes (currently November 2013), but no later than October 2014, at which time any amounts borrowed must be repaid. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of our light building products and heavy construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets. As of June 30, 2011, availability under the ABL Revolver was approximately $52.9 million. However, due primarily to the seasonality of our operations, the amount of availability varies from period to period and it is possible that the availability under the ABL Revolver could fall below the 15% threshold, or $10.5 million, in a future period.

As of June 30, 2011, our fixed charge coverage ratio, as defined in the ABL Revolver agreement, is approximately 0.6. The fixed charge coverage ratio is calculated by dividing EBITDAR minus capital expenditures and cash payments for income taxes by fixed charges. EBITDAR consists of net income (loss) i) plus net interest expense, income taxes (as defined), depreciation and amortization, non-cash charges such as goodwill and other impairments, and rent expense; ii) plus or minus other specified adjustments such as equity earnings or loss in joint ventures. Fixed charges consist of cash payments for debt service plus rent expense. If availability under the ABL Revolver were to decline below $10.5 million at some future date and the fixed charge coverage ratio were to also be below 1.0, the ABL Revolver lender could issue a notice of default. If a notice of default were to become imminent, we would seek an amendment to the ABL Revolver, or alternatively, a waiver of the availability requirement and/or fixed charge coverage ratio for a period of time.

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

Working Capital. As of June 30, 2011, our working capital was $87.3 million (including $34.9 million of cash and cash equivalents) compared to $147.0 million as of September 30, 2010. The decrease in working capital resulted primarily from cash used in operations and for debt service, all as described previously. Notwithstanding the continuing pressure on our revenues as a result of existing economic conditions, we currently expect operations to produce positive cash flow for the remainder of fiscal 2011 and in future years. We currently believe working capital will be sufficient for our operating needs for the next 12 months, and that it will not be necessary to utilize borrowing capacity under the ABL Revolver for our seasonal operational cash needs during that period of time.

Income Taxes. For the fiscal 2011 year, during which we currently expect to realize a loss before income taxes, cash outlays for income taxes will be minimal, consisting primarily of state income taxes in certain state jurisdictions where we expect to generate taxable income. We have utilized our fiscal 2009 and prior year NOLs by carrying these amounts back to prior years, receiving income tax refunds (which totaled approximately $37.1 million in fiscal 2010). Fiscal 2010 NOLs and tax credit carryforwards were offset by our existing deferred income tax liabilities resulting in a near $0 deferred tax position as of September 30, 2010, and in 2011, we are recording a full valuation allowance on our net amortizable deferred tax assets. As of June 30, 2011, our NOL carryforwards total approximately $76.0 million (tax affected). The U.S. and state NOLs and capital losses expire from 2012 to 2031. Substantially all of the non-U.S. NOLs do not expire. In addition, there are approximately $21.0 million of tax credit carryforwards as of June 30, 2011, which expire from 2014 to 2031.

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

Summary of Future Cash Requirements. Significant cash requirements for the next 12 months, beyond seasonal operational working capital requirements, consist primarily of interest payments on long-term debt and capital expenditures. In future periods, significant cash requirements will also include the repayment of debt, but not prior to 2014, or June 2012 if the 16% convertible senior subordinated notes totaling approximately $9.2 million are put to us. Reference is made to Note 11 to the consolidated financial statements where the potential risks of litigation are described in detail. Adverse conclusions to those legal matters could involve material amounts of cash outlays in future periods.

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

Subsequent to the sale in fiscal 2010 of our interest in the South Korean joint venture with Evonik Industries AG, we have limited operations in foreign jurisdictions. The South Korean joint venture was subject to foreign currency exchange rate movements through the date of sale. During the nine months ended June 30, 2010, the joint venture recorded foreign currency exchange gains, of which $2.2 million was included in our results of operations.

As described in more detail in Note 11 to the consolidated financial statements, the Compensation Committee approved grants of performance unit awards to certain officers and employees in the corporate business unit, to be settled in cash, based on the achievement of goals related to consolidated free cash flow generated in the second half of fiscal 2010. Assuming the average closing stock price for the 60 days in the period ended June 30, 2011 of $3.51 remains unchanged for the September 30, 2011 and 2012 vesting dates, the payouts under this arrangement would be approximately $2.6 million. At each of the two vesting dates, the payouts under the awards will be adjusted using the average stock price for the 60 days immediately preceding the respective vest dates. A change in the 60-day stock price of 10% from the June 30, 2011 average of $3.51 would result in an increase or decrease of approximately $0.3 million in the payout liability.

In the December 2010 quarter, the Committee approved grants of performance unit awards to participants in the corporate business unit related to consolidated free cash flow generated during fiscal year 2011, with terms similar to those described above for the 2010 six-month period. The ultimate liability for the 2011 year performance unit awards will be adjusted depending on fiscal 2011 performance as well as changes in our stock price through the final vest date of September 30, 2013. As of June 30, 2011, approximately $0.4 million has been accrued for these awards. Assuming 2011 cash flow generation is at target, a change in the 60-day stock price of 10% from the June 30, 2011 average of $3.51 would result in an increase or decrease of approximately $0.1 million in the projected 2011 payout liability.

Also in the December 2010 quarter, the Committee approved grants to certain employees of approximately 0.4 million cash-settled stock appreciation rights (SARs). These SARs will vest in annual installments through September 30, 2013, provided the participant is still employed at the respective vesting dates, and will be settled in cash upon exercise by the employee. The SARs terminate on September 30, 2015 and must be exercised on or before that date. As of June 30, 2011, $0 has been accrued for these awards because the stock price at June 30, 2011 was below the grant-date stock price of $3.81. Future changes in our stock price (in any amount beyond the grant-date stock price of $3.81) through September 30, 2015 will result in adjustment to the expected liability, which adjustment (whether positive or negative) will be reflected in our statement of operations each quarter. If all of the SARs ultimately vest and the stock price is above the grant-date stock price, a change in the stock price of $1.00 would result in an increase or decrease of approximately $0.4 million in the ultimate payout liability.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of June 30, 2011, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2011 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HEADWATERS INCORPORATED

Date: August 4, 2011	By:	/s/ Kirk A. Benson
Kirk A. Benson, Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2011	By:	/s/ Donald P. Newman
Donald P. Newman, Chief Financial Officer
(Principal Financial Officer)