Form 10-K
period 2011-09-30
HEADWATERS INC
filed 2011-11-18
CIK 1003344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011,

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2011 was $349,688,475, based upon the closing price on the New York Stock Exchange reported for such date. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

The number of shares outstanding of the registrant’s common stock as of October 31, 2011 was 60,941,845.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be issued in connection with registrant’s annual meeting of stockholders to be held in 2012 are incorporated by reference into Part III of this Report on Form 10-K.

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

General Development of Business

Headwaters Incorporated (“Headwaters”) provides products, technologies and services in the light building products, heavy construction materials and energy industries. We sell building products such as manufactured architectural stone, siding accessory products and concrete blocks. We market coal combustion products (“CCPs”), which are used as an admixture in concrete and provide services to electric utilities related to the management of CCPs. We are also involved in energy through reclaiming waste coal, heavy oil upgrading processes and the production of ethanol. We have assessed the strategic fit of our various operations and are pursuing divestiture of certain businesses in our energy segment which do not align with our long-term strategy. As of September 2011 our business of reclaiming waste coal was classified as held for sale and presented as a discontinued operation. We intend to expand our light building products and heavy construction materials businesses through growth of existing operations and commercialization of new technologies and products.

We conduct our business primarily through the following three reporting segments: light building products, heavy construction materials, and energy technology.

Light Building Products. We compete in the light building products industry, which is currently our largest reporting segment based on revenue. We have leading positions in several light building products categories.

We are a leading designer, manufacturer and marketer of siding accessories used in residential home improvement and construction. Our siding accessories include decorative window shutters, gable vents, and mounting blocks for exterior fixtures, roof ventilation, window and door trim products. We also market functional shutters, specialty siding products, specialty roofing products and window wells. Our siding accessory sales are primarily driven by the residential repair and remodeling construction market and, to a lesser extent, by the new residential construction market.

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

We have a large customer base for our building products that includes many siding wholesalers in the United States and a large number of retail customers across the country. Sales are broadly diversified by serving a large variety of customers in various distribution channels. We believe we attract a large base of customers because we emphasize customer satisfaction, high quality, and competitive pricing.

Heavy Construction Materials. We compete in the heavy construction materials industry. We are the national leader in the management and marketing of CCPs, procuring CCPs from coal-fueled electric generating utilities and supplying them to our customers in a variety of concrete infrastructure and building projects. CCPs, such as fly ash and bottom ash, are the non-carbon components of coal that remain after coal is burned. CCPs traditionally have been an environmental and economic burden for power generators but can be a source of value when properly managed.

Fly ash may be used as an admixture in concrete. Concrete made with fly ash has better performance characteristics than concrete made only from portland cement, including improved durability, decreased permeability and enhanced corrosion-resistance. Further, concrete made with CCPs is easier to work with than concrete made only with portland cement, due in part to its better pumping and forming properties. Because fly ash can be substituted for a portion of the portland cement used in concrete and is generally less expensive per ton than portland cement, the total cost of concrete made with fly ash can be lower than the cost of concrete made solely with portland cement.

In order to ensure a steady and reliable supply of CCPs, we enter into long-term and exclusive management contracts with coal-fueled electric generating utilities, maintain 22 stand-alone CCP distribution terminals across North America and support approximately 100 plant-site supply facilities. We own or lease approximately 1,180 rail cars and approximately 150 road licensed trucks, in addition to contracting with other carriers in order to meet transportation needs for the marketing and disposal of CCPs. Our extensive distribution network allows us to transport CCPs across the nation, including into states that represent important construction markets but that have a low production of quality CCPs.

We plan to grow with the expanded commercial use of CCPs and support market recognition of the performance, economic and environmental benefits of CCPs. Based on U.S. Geological Survey and American Coal Ash Association data, we estimate that for calendar 2010 fly ash replaced approximately 19% of the portland cement that otherwise would have been used in concrete manufactured in the United States.

Energy Technology. Although held for sale and presented as a discontinued operation, currently we own 11 coal cleaning facilities that separate ash from waste coal to provide a refined coal product that is higher in Btu value and lower in impurities than the feedstock coal. The cleaned coal is sold primarily to electric power plants and other industrial users. We also sell cleaned coal product into metallurgical coal markets. This technology for cleaned coal allows mining companies to reclaim waste coal sites and return them to a state of beneficial use. These facilities produce coal that results in reduced sulfur oxides, nitrogen oxides and mercury emissions during the combustion process. The cleaned coal product is comparable in energy content and ash to run-of-mine coal products. We believe that our sales of cleaned coal products generate refined coal tax credits under IRS Code Section 45 when the coal is sold into the steam market. In September 2011 we committed to a plan to sell all of our coal cleaning facilities and we anticipate that we will sell those facilities during 2012. We are also involved in heavy oil upgrading processes, liquefaction of coal into liquid fuels and production of ethanol.

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

Light Building Products

We produce light building products that minimize waste, conserve natural resources, and use less energy in manufacturing or application. We operate leading businesses in siding accessories, manufactured architectural stone and concrete blocks. We manufacture and distribute nationally siding accessories (such as window shutters, gable vents, mounting blocks, simulated wood shake siding, and composite roofing), and professional tools used in exterior residential remodeling and construction. Our manufactured architectural stone and building accessories products have a national presence in commercial, residential and remodeling markets. We also are a leading supplier of concrete blocks and specialty blocks in Texas. We believe our building products position us for significant growth after the end of the current downturn in residential construction.

Principal Products and their Markets

Siding and Exterior Siding Accessories. We are a leading designer, manufacturer and marketer of resin-based siding accessories and professional tools used in exterior residential home improvement and construction under multiple brands. These products, which are either injection-molded or extruded, enhance the appearance of homes and include decorative window shutters, gable vents, and mounting blocks for exterior fixtures, roof ventilation, specialty siding products, synthetic roofing tiles, and window well systems. Professional tools include portable cutting and shaping tools used by contractors, on-site, to fabricate customized aluminum shapes that complement the installation of exterior siding.

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

These building products principally serve applicator needs for siding and roofing. Our injection-molded products are designed to enhance the exterior appearance of the home while delivering durability at a lower cost compared to similar aluminum, wood and plastic products.

Manufactured Architectural Stone. Under the Eldorado Stone, StoneCraft and Dutch Quality Stone brands, we offer a wide variety of high-quality manufactured architectural stone products to meet a variety of design needs. Our manufactured architectural stone siding incorporates several key features, including high aesthetic quality, ease of installation, durability, low maintenance, attractive cost relative to other siding materials and widespread availability in the marketplace. The Eldorado Stone product line is designed and manufactured to be one of the most realistic manufactured architectural stone products in the world. Our manufactured architectural stone siding is a lightweight, adhered siding product used by national, regional and local architectural firms, real estate developers, contractors, builders and homeowners. Our stone products are used in construction projects ranging from large-scale residential housing developments and commercial projects to do-it-yourself home improvement jobs. In addition, the Eldorado Stone product line is used in a variety of external and internal home applications such as walls, archways, fireplaces, patio kitchens and landscaping. We believe that our focus on product quality, breadth and innovation, combined with a geographically diversified manufacturing platform, provides us with significant marketing advantages over traditional materials such as natural stone, brick or stucco.

Concrete Block. We are one of the largest manufacturers and sellers of concrete block in the Texas market, one of North America’s largest markets. We offer a variety of concrete-based masonry products such as erosion control block, split faced block and ground block. Our product offerings allow us to meet a range of architectural specifications for concrete block and other products. We employ a regional branding and distribution strategy. In

2012 we anticipate producing a polished block that will allow us to expand marketing beyond the Texas market. A large portion of our concrete block sales are generated from institutional construction markets in Texas, including school construction, allowing us to benefit from positive demographic trends. Fly ash is used in the manufacturing process for concrete block, brick and foundation blocks.

Manufacturing

We conduct manufacturing, distribution and sales operations for resin-based siding accessories and ancillary products through five facilities. Manufacturing assets include more than 100 injection molding presses, many of which are automated through robotics or conveyor systems which have reduced cycle times and have helped to reduce waste. Nonconforming output is often reused as raw material, further minimizing waste.

Our manufactured architectural stone brands are currently manufactured through a network of six plants. We reduced our manufacturing footprint in recent years as a result of the residential construction downcycle. We currently are expanding our least expensive manufacturing facility and remain focused on lowering our cost per square foot of the manufactured architectural stone we produce.

We operate five of the most modern concrete block and brick manufacturing facilities in the industry. Our block and brick operations are located to provide coverage of all the key metropolitan areas in Texas, lower transportation costs, and gain efficiencies by concentrating the manufacturing of specific products in fewer facilities.

Distribution

Resin-based siding accessories and our ancillary products are distributed throughout the United States and Canada through four primary distribution channels: one-step distributors that sell directly to contractors, two-step distributors that sell our products to lumberyards and one-step distributors, retail home centers/mass merchandisers, and manufactured housing.

Manufactured architectural stone is distributed throughout the United States and Canada primarily on a wholesale basis through a network of distributors, including masonry and stone suppliers, roofing and siding materials distributors, fireplace suppliers and other contractor specialty stores. We also distribute our StoneCraft brand through a national retail home center.

Sales and Marketing

Our resin-based siding products’ sales and marketing organization supports the one-step, two-step distribution, and retail channels through various networks of sales support that include over 150 independent sales representatives and a group of business development managers, regional sales managers and sales executives.

Our manufactured architectural stone products sales force works directly with wholesale customers as well as architects and contractors to provide information concerning the attributes and ease of installation of our manufactured stone product and to promote market acceptance over traditional building materials.

We maintain relationships with local contractors, professional builders, and other end-users by participating each year in many local and national shows. Local shows, sponsored by local distributors, enable us to promote our products through hands-on comparisons to competing products. These shows enable us to receive useful feedback from local contractors, which leads to new product ideas as well as significant goodwill within the trade.

Major Customers

We have a large customer base for our light building products in the residential home improvement and new home construction markets that include many retail customers and siding wholesalers across the United States. Sales are broadly diversified across customers and ship-to locations, mitigating the impact of regional economic circumstances, which helps us maintain industry share in a shrinking market. For fiscal 2011, three large customers represented approximately 23% of total sales of the resin-based siding products division. None of our other building products divisions had a customer representing over 10% of product sales.

Sources of Available Raw Materials

The raw materials purchased for resin-based siding products include polypropylene and styrene pellets as well as PVC. Polypropylene and styrene are purchased from multiple suppliers. From time to time, prices for some of the raw materials used in production/assembly processes fluctuate significantly. Although we do not have any contracts with suppliers and we purchase supplies on a purchase order basis, we occasionally make volume purchases of materials at fixed prices.

We purchase cement, sand and aggregates as primary raw materials for our concrete-based products. We do not have long-term contracts for the supply of these materials and demand for these materials can be volatile while supplies are constrained to local sources because of transportation costs. Our costs to purchase raw materials have risen in some regions for certain materials. However, we have not suffered from any long-term shortages and believe that supplies will be adequate in the future.

Competition

We have a leading market position in our siding accessories business because of our strong ability to manufacture and distribute a broad range of products economically and rapidly. However, our resin-based siding accessory business’ strong market position suggests that its future growth will come largely from improved demand for building products when the construction sector of the economy strengthens, not from increasing market share in the siding accessories industry. In 2011 we lost some market share in the siding accessories business when a competitor discounted its siding accessory products to successfully market other building products that we do not sell. We have developed a recognized name in the manufactured architectural stone industry and a strong market share because our products have excellent authenticity and broad selection alternatives. Our architectural stone business has a limited, albeit growing, distribution network, but faces strong competition from regional producers that do not have long shipping routes. Our block business is not national in breadth, although it enjoys a strong regional market position in Texas, facing competition from other Texas block businesses.

Our primary competition for resin-based siding products includes Ply Gem and Pinckney in the siding accessories market, and CertainTeed in the specialty siding market. Notwithstanding our national position as a leading producer of manufactured architectural stone, we face significant competition from other national and regional producers of similar products, and in particular from Boral Stone Products LLC. With respect to concrete masonry units, national and regional competition includes Featherlite, IPC Building Products, Revels Block & Brick and Jewell Concrete Products. Many of our competitors have greater financial and other resources and may be able to take advantage of acquisitions and other opportunities more readily than we can.

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

Principal Products and their Markets

CCPs are varying types of inorganic residuals from burning coal. CCPs have been an environmental and economic burden for power generators; however, when properly managed CCPs can be valuable products. Of the different CCPs, we sell fly ash (captured from the flue gas) as a concrete admixture and partial replacement for portland cement in a wide variety of concrete uses, including infrastructure, commercial, and residential construction. We believe we are currently the largest manager and marketer of CCPs in the United States and also conduct business in Canada. We have a number of long-term, exclusive management contracts with coal-fueled, electric generating utilities throughout the United States and provide CCP management services at approximately 100 locations.

Utilities produce CCPs year-round. In comparison, sales of CCPs and building products produced using CCPs are seasonal, following construction market demands. CCPs must be disposed of or stored in terminals during the off-peak sales periods as well as transported to where they are needed for use. Due to transportation costs, the CCP market is generally regional, with product transportation to states like California and Florida that have scarce supply of coal-fueled electric utilities producing high quality CCPs. As the largest manager and marketer of CCPs in the United States, we benefit from contractual supplies and our extensive distribution system. We maintain 22 stand-alone CCP distribution terminals across North America, as well as approximately 100 plant-site supply facilities. We own or lease approximately 1,180 rail cars and more than 150 trucks and contract with other carriers to meet our transportation needs for the marketing and disposal of CCPs. In addition, we have more than 40 area managers and technical sales representatives nationwide to provide customer support.

We provide plant services as an integrated component of our work with coal-fueled utilities and their production of CCPs. We focus on providing industrial services to utilities that include constructing and managing landfill operations, operating and maintaining material handling systems and equipment maintenance. These are services that enhance our reputation in the marketing of fly ash and that strategically position us as an integrated manager of CCPs. We have more than three decades of experience designing, permitting, constructing, operating and closing solid waste disposal operations for utilities and other industrial clients. We currently provide such services to some of the largest utilities in the United States.

The complexity of CCP disposal operations is expected to increase as new environmental regulations are adopted. Many utilities may be forced to upgrade disposal practices or convert to new types of disposal. As new disposal regulations are adopted, we plan to use our experience with landfill operations, pond cleanouts, converting disposal operations from wet to dry handling, designing and managing systems for handling flue gas desulphurization materials, and deploying systems for improving fly ash quality to expand our business. By providing such services to utilities, we expect to improve our position as the leading manager and marketer of fly ash in the United States.

The benefits of CCP use in construction applications include improved product performance, cost savings and positive environmental impact. Fly ash improves both the chemical and physical performance of concrete, decreasing permeability and enhancing durability while providing environmental benefits. Fly ash utilization conserves landfill space as well as conserves energy and reduces green house gas emissions. According to the U.S. Environmental Protection Agency (“EPA”), one ton of fly ash used as a replacement for portland cement eliminates approximately one ton of carbon dioxide emissions associated with cement production. The value of utilizing fly ash in concrete has been recognized by a number of federal agencies, including the U.S. Department of Energy, the U.S. Department of Transportation, and the U.S. Environmental Protection Agency. Today almost all states specify or recommend the use of fly ash in state and federal transportation projects. In June 2010, the EPA issued a proposed rule to regulate the disposing of CCPs which, if adopted is likely to increase the cost of managing and disposing of CCPs and which may have an adverse effect on beneficial use and sales of CCPs (see “Business—Regulation” and “Risk Factors”).

Higher-quality fly ash and other high-caliber CCPs possess greater value than low quality CCPs because of their diverse, higher-margin commercial uses. The quality of fly ash produced by the combustion process at coal-fueled facilities varies widely and is affected by the type of coal feedstock used and the boilers maintained by the utilities. We assist our utility clients in their efforts to improve the production of high-value CCPs at their facilities. Our quality control system ensures customers receive their specified quality of CCPs while our relationships with utilities, transportation equipment and terminal facilities provide stable and reliable supply.

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

New Technologies for CCP Utilization. Our research and development activities focus on expanding the use of CCPs and decreasing landfill disposal. For example, although generally unsuitable for use in traditional concrete applications, we developed and offer for sale two products that utilize the type of fly ash generated at fluidized bed combustion (“FBC”) power plants. Stabil-Mix, a mixture of fly ash and lime used for roadbed stabilization, may be custom blended for optimum results in varying soil conditions. Pozzalime takes advantage of the lower SO3 and free lime content of some sources of FBC ash to create a product ideally suited for use as a cement replacement in the manufacture of concrete masonry units.

Technologies to Improve Fly Ash Quality. We have also developed technologies that maintain and improve the quality of CCPs, further enhancing their marketability. Today, many utilities are switching fuel sources, changing boiler operations and introducing activated carbon and ammonia into the exhaust gas stream in an effort to meet increasingly stringent emissions control regulations. While these factors may negatively affect fly ash quality, we are attempting to address these challenges with the development and commercialization of two technologies—carbon fixation, which pre-treats unburned carbon particles in fly ash to minimize the particles’ adverse effects; and ammonia slip mitigation, which counteracts the impact of ammonia contaminants in fly ash.

Sources of Available Raw Materials

Coal is the largest indigenous fossil fuel resource in the United States. The U.S. Energy Information Administration estimates 2010 annual coal production was in excess of 1 billion tons, with about 91% of all coal consumed in the United States being used for electrical power generation. As a primary resource for baseline electricity production in the United States, coal is used to produce approximately half of the electricity generated in the United States. The combustion of coal results in a high percentage of residual materials which serve as the “raw material” for the CCP industry. According to the American Coal Ash Association, in 2010 about 55 million tons of the approximately 130 million tons of U.S. CCPs generated were efficiently utilized. As long as electricity is created using coal-fueled generation, we believe there will be significant supplies of CCP raw materials. However, as Clean Air Act, Resource Conservation and Recovery Act (“RCRA”) and other environmental rules are implemented, the efforts of coal-fueled electric power producers to comply with tighter regulatory requirements may have a serious adverse effect on the supply and use of fly ash as a substitute for portland cement (see “Business—Regulation” and “Risk Factors”).

Competition

The business of marketing traditional CCPs is highly competitive but we have a strong competitive position due to our long-term utility contracts for the supply of fly ash and our extensive distribution system. Our nationwide CCP distribution system not enjoyed by our competition allows us to effectively compete for long-term exclusive supply contracts with utilities. However, our CCP business is sometimes adversely affected by inclement weather slowing construction using concrete, the largest market for certain high quality CCPs. We also face increasingly aggressive competition in marketing and sales of CCPs.

Our CCP business has substantial competition in two main areas: obtaining CCP management contracts with utility and other industrial companies and marketing CCPs and related industrial materials. Our CCP business has a presence in every region in the United States but, because the market for the management of CCPs is fragmented and because the costs of transportation are high relative to sales prices, most of the competition in the CCP management industry is regional. There are many local, regional and national companies that compete for market share with similar CCP products and with numerous other substitute products. Although we have a number of long-term CCP management contracts with our clients, some of these contracts allow for the termination of the contract at the convenience of the utility company upon a minimum 90-day notice. Our major competitors include Lafarge North America Inc., Boral Material Technologies Inc. and Cemex. Many of our competitors have greater financial, management and other resources and may be able to take advantage of potential acquisitions and other opportunities more readily than we can.

Energy Technology

In our energy technology segment, we have been focused on reducing waste and increasing the value of energy feedstocks, primarily in the areas of waste coal, low value oil and liquid fuels. In September 2011 we committed to a plan to sell our facilities that use coal cleaning processes to upgrade waste coal by separating ash from the coal, resulting in a coal product lower in ash, including sulfur, mercury and other impurities, and higher in Btu value. Our coal cleaning business is now classified as a discontinued operation and we expect to sell those assets in 2012. Additionally, we own 51% of and operate a 50 million gallon per year corn-to-ethanol facility near Underwood, North Dakota. We also have commercialized a technology to improve conversion of refinery vacuum residuals into higher-value products.

Business Opportunities

We continue to develop for commercialization the following businesses and technologies:

Heavy Oil Upgrading Technology. We own patents and know-how related to the HCAT Technology. HCAT is a unique heavy oil upgrading technology for the addition of hydrogen to heavy residual oils such as petroleum vacuum residue (so-called “bottom of the barrel”) and tar sand bitumen into lighter, more valuable petroleum materials. The proprietary HCAT process uses a highly active, molecular-scale catalyst to more efficiently convert heavy oils, including the asphaltenic components, into more valuable products, such as diesel fuel. We now supply our catalyst precursor to the heavy oil upgrading units at two refineries. We will continue to develop the long sale cycle opportunities for HCAT with additional refineries through the efforts of our own small group of sales executives and through marketing cooperation with established industry participants.

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

Discontinued Coal Cleaning Operations

We own eleven coal cleaning facilities of which eight are currently in operation. In September 2011 we committed to a plan to sell our coal cleaning business. We have decided to focus on our core light building products and heavy construction materials businesses. Because we meet the applicable conditions, our coal cleaning business is now presented in our statements of operations as a discontinued operation and the related assets and liabilities associated with this business are reflected as held for sale in the balance sheet as of September 30, 2011.

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

Sources of Available Raw Materials

The source of feedstock has been an important consideration in developing our coal cleaning facilities. Facilities are generally located near waste coal impoundments or active coal mines. We have contracts that provide us access to an estimated 150 million tons of waste coal feedstock material in various regions around the country.

Competition

Each of our energy businesses experience competition. With respect to our discontinued coal cleaning operations, we face competition from numerous operators of run-of-mine coal production facilities, some of which also prepare and co-produce product from waste or low value coal streams. Further, many industrial coal users are limited in the amount of cleaned coal product they can purchase from us because they have committed to purchase a substantial portion of their coal requirements through long-term contracts for run-of-mine coal.

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

Segments and Major Customers

We operate in three business segments, light building products, heavy construction materials and energy technology. Additional information about segments is presented in Note 3 to the consolidated financial statements. No customer accounted for more than 10% of total revenue from 2009 through 2011.

Research and Development

We maintain a staff of engineers, scientists and technicians with expertise in the design and operation of high-pressure and temperature process plants at our Lawrenceville, New Jersey pilot plant and laboratory facilities. Our staff is focused on improving the HCAT technology and pursuing additional applications beyond use as an additive in ebullated bed reactors.

The following table presents our approximate research and development expenses for the past three fiscal years:

2009	$9.3 million
2010	$8.2 million
2011	$6.5 million

Intellectual Property

As of September 30, 2011, we had approximately 290 U.S. and foreign counterpart patents and approximately 180 U.S. and foreign counterpart patents pending. Additionally, we have approximately 240 U.S. and foreign trademarks and approximately 10 U.S. and foreign trademark applications pending.

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

The federal government mandates the use of certain minimum amounts of ethanol as a part of gasoline sales. Congress could reduce or eliminate this mandate which could reduce the demand for ethanol. In addition, members of Congress are considering legislation to reduce the ethanol tax credit. Furthermore, environmental regulations aimed at reducing greenhouse gas emissions may also affect the market for ethanol-based fuel. In May 2010, the U.S. Environmental Protection Agency (“EPA”) adopted changes to its Renewable Fuels Standards Program to ensure that transportation fuel sold in the U.S. contains a minimum volume of renewable fuel, such as ethanol. In addition, in October 2010 and January 2011, EPA issued authorizations for the sale of gasoline containing up to 15% ethanol (known as “E15”) for model year 2001 and newer cars and light trucks, and in June 2011, EPA issued regulations governing the use of E15. In addition, California has adopted a Low Carbon Fuel Standard regulation with a lifecycle fuel analysis that could adversely impact the sources of ethanol in fuel distributed in California. Additional changes in federal, state, and local regulations that could affect demand for ethanol are expected.

Our HRI business is dependent upon the recovery and processing of CCPs from our customers, typically coal-burning power plants. These entities are highly regulated under federal and state law, including the federal Clean Air Act of 1970 and subsequent amendments, particularly the Clean Air Act Amendments of 1990. The Clean Air Act and EPA regulations, as well as corresponding state laws and regulations, limit the emission of air pollutants such as sulfur oxides (“SOx”), nitrogen oxides (“NOx”) and particulate matter. The coal industry is directly affected by Clean Air Act permitting and emissions control requirements. The EPA has adopted and periodically revises the National Ambient Air Quality Standards, or NAAQS, for particulate matter and ozone, and states are required to revise and implement plans to attain and maintain compliance with the NAAQS. Most recently, in fall 2011, EPA withdrew plans to tighten the current ozone NAAQS and reconsider the current NAAQS for coarse particulate matter (“PM10”). Nevertheless, EPA is required to re-evaluate the NAAQS every five years and, ultimately, these standards may become more stringent. Because coal-burning electric utilities emit NOx (a precursor to ozone) and particulate matter, our utility customers are likely to be affected by the NAAQS implementation measures of the states, as well as additional emission control measures required by state law.

Coal-burning utilities are subject to regulations under the 1990 Clean Air Act Amendments, which established specific declining emissions levels for SOx and NOx in order to reduce acid rain. To meet these emissions levels, utilities have been required to make changes such as changing their fuel sources, adding scrubbers to capture SOx, adding new boiler burner systems to control NOx, adding or modifying fuel pulverizers/air handling systems to control NOx, introducing flue gas conditioning materials to control particulate emissions in conjunction with meeting SOx emissions targets and, in some cases, shutting down a plant. These requirements can impact the quantity and quality of CCPs produced at a power plant, can add to the costs of operating a power plant and, depending on the requirements of individual state implementation plans, could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future.

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

The coal-burning electric utility and coal mining industries are facing a number of new and pending initiatives by regulatory authorities seeking to address air and water pollution, greenhouse gas emissions and management and disposal of CCPs, as described below. Although our business managing CCPs for utility customers may benefit from opportunities to manage compliance with some new regulatory requirements, increasingly strict requirements generally will increase the cost of doing business and may make coal burning less attractive for utilities. Faced with the prospect of more stringent regulations, litigation by environmental groups, and a decrease in the cost of natural gas, some electric utilities are reducing their portfolio of coal powered energy facilities. For example, in the past year, several companies (such as Ameren Corp., Dominion Virginia Power, Georgia Power, Louisville Gas and Electric and Kentucky Utilities) announced plans to close coal-fired power plants, or dropped plans to open new plants, citing the cost of compliance with pending or new environmental regulations. The potential impact on job prospects in the utility and mining industries, already weakened by the economic downturn, has prompted considerable concern in Congress, leading to calls to restrict EPA’s regulatory authority. The outcome of these developments cannot be predicted. Nevertheless, we believe that reliance on coal for a substantial amount of electric power generation in the United States is likely to continue for the foreseeable future. For example, the Energy Information Administration’s Annual Energy Outlook for 2011 indicates that coal will continue to be the dominant fuel used for the production of electricity through 2035.

In July 2011, the EPA finalized a revision to the Cross-State Air Pollution Rule that creates a cap-and-trade type program requiring utilities in 27 eastern states to make substantial reductions in SOx and NOx emissions that contribute to ozone and fine particulate matter pollution, in order to reduce the interstate transport of such pollution. In addition, under its Mercury and Air Toxics Standards for Power Plants rule, EPA is poised to promulgate final limits on mercury and other toxic chemicals from new and modified power plants, with a December 16, 2011 deadline required by court order. This rule has been particularly controversial in Congress; however, it is unclear whether Congress will take any action affecting EPA’s ability to finalize the rule. If finalized, the rule’s new requirements to control mercury emissions could result in implementation of additional technologies at power plants that could negatively affect fly ash quality. For example, if power plants are required to inject activated carbon into power plant exhaust gas to capture mercury emissions, the carbon could be collected with the fly ash, making the fly ash undesirable for concrete. Carbon removal processes are technically challenging and expensive.

Some states have adopted legislation and regulatory programs to reduce greenhouse gas (“GHG”) emissions, either directly or through mechanisms such as renewable portfolio standards for electric utilities. These programs could require electric utilities to increase their use of renewable energy such as solar and wind power. Federal GHG legislation appears unlikely in the near term. However, in the absence of federal GHG legislation, the EPA has taken several recent steps to regulate GHG emissions. In 2009, the EPA finalized a determination that GHG emissions endanger public health and welfare (the “endangerment finding”). In May 2010, the EPA adopted regulations setting GHG emission thresholds that define when new and existing industrial facilities, including power plants, must obtain permits under the New Source Review/Prevention of Significant Deterioration and Title V Operating Permit programs. In December 2010 EPA entered into a settlement agreement with various states and environmental groups under which EPA committed to propose GHG emission standards for new and existing electric power plants by July 2011. EPA has not yet proposed such standards and has not released a new schedule for doing so.

These developments, as well as regulatory efforts by some states, would affect the operations of coal-fired power plants and may affect the availability and cost of CCPs. However, all of these final EPA actions, including its endangerment finding, are currently being challenged in federal court.

HRI manages, stores, transports and sells fly ash, and some products manufactured and sold by HRI contain fly ash. Currently, fly ash is not regulated as “hazardous waste” under Subtitle C of the federal Resource Conservation and Recovery Act (“RCRA”). However, in June 2010, the EPA proposed two alternative rules to regulate CCPs generated by electric utilities and independent power producers. One proposed option would classify CCPs disposed of in surface impoundments or landfills as “special wastes” subject to federal hazardous waste regulation under Subtitle C of RCRA. The second proposed option would instead regulate CCPs as non-hazardous waste under Subtitle D of RCRA, with states retaining the lead authority on regulating their handling, storage and disposal. Under both options, the current exemption from hazardous waste regulation for CCPs that are used for beneficial purposes would remain in effect. Both rule options are controversial. On October 12, 2011, EPA issued a request for additional comments on its coal ash rule options, specifically seeking (1) chemical constituent data from CCPs; (2) facility and waste management unit data; (3) additional information on alleged instances of site contamination from CCP disposal; (4) adequacy of State regulatory programs; and (5) information on beneficial uses of CCPs. Comments must be received before November 14, 2011. A final rule may be issued in 2011, but more likely in 2012.

Even though both EPA options continue to exempt beneficial uses of CCPs from hazardous waste rules, users of fly ash and other CCPs are likely to attach a stigma to material that is identified as “hazardous waste” and may seek alternative products. Responding to regulatory uncertainty created by EPA’s proposal, the U.S. House of Representatives approved bipartisan legislation in H.R. 2273, the “Coal Residuals Reuse and Management Act,” which grants the states a primary role in managing CCP disposal, with federal supervision and minimum requirements. On October 20, 2011, comparable legislation was introduced in the Senate. At this time, it is not possible to predict what form the final legislation and/or regulations will take. However, whether regulated by EPA or expanded state programs, the complexity and cost of managing and disposing of CCPs could increase.

If the EPA regulates CCPs as hazardous waste under RCRA Subtitle C, CCPs would become subject to a variety of regulations governing the handling, transporting, storing and disposing of hazardous waste, increasing the regulatory burden and costs of fly ash management for the utility industry and for HRI. The regulations could require modifications to or closure of disposal facilities, modifications to equipment used to handle, store and transport fly ash, additional training for personnel, new permitting requirements, increased recordkeeping and reporting requirements, as well as increased disposal costs at landfills. There can be no guarantee that such regulations would not reduce or eliminate our supply or our ability to market fly ash and other CCPs which would have a material adverse impact on our operations and financial condition.

Regulation of CCPs as hazardous waste would likely have an adverse effect on beneficial use and sales of CCPs and HRI’s relationship with utilities, if users of fly ash and other CCPs seek alternative products to avoid material that is identified as “hazardous waste.” Moreover, some environmental groups are urging the EPA to restrict some beneficial uses of CCPs, such as in cement, concrete and road base, alleging that contaminants may leach into the environment. This could reduce the demand for fly ash and other CCPs which would have an adverse affect on Headwaters’ CCP revenues. In addition, regulation of CCPs as hazardous waste would likely cause utilities and power producers to impose greater restrictions on the use of CCPs by HRI and its customers. Restrictions imposed by utilities may narrow the types of potential customers to which HRI can market CCPs and limit their uses of CCPs, reducing HRI’s sales opportunities. Utilities are also likely to negotiate to shift actual or perceived liabilities associated with CCPs and their use to HRI through more onerous contract and indemnity obligations. This could harm HRI’s business by reducing the number of CCP management contracts or by increasing HRI’s exposure to the contingent risks associated with any new regulation of CCPs.

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

In addition, the EPA is addressing water quality impacts from coal mining operations. In April 2010, the EPA issued new guidance that recommended strict new discharge limits in Clean Water Act permits for mountaintop removal and surface mining. In 2011, EPA established “enhanced coordination procedures” for its oversight of mountaintop mining permits issued by the U.S. Army Corps of Engineers and used its Clean Water Act authority to veto a permit previously issued by the Corps for a mountaintop mine in West Virginia. All three of these EPA actions are being challenged in court and the outcome of these developments cannot be predicted. More stringent regulation of coal mining operations could increase the cost of coal for utilities and thus indirectly impact the availability and cost of fly ash for HRI’s CCP activities.

We work at the molecular level in the use of nano-sized metal crystals on substrate materials for nanocatalysts, and are testing the application of the technology to the production of nanomaterials and nanofillers such as carbon nanospheres. A number of agencies are studying the potential implications of nanotechnology and manufactured nanomaterials on human health and the environment, including the National Toxicology Program, the National Institute for Safety and Health, the National Science Foundation and the EPA. In September 2010, the EPA adopted its first rule regulating carbon nanomaterials under the Toxic Substances Control Act (“TSCA”). The rule requires persons who intend to manufacture, import, or process single or multi-walled carbon nanotubes for a significant new use to notify the EPA at least 90 days in advance, allowing the EPA to evaluate the intended use and, if necessary, to prohibit or limit the use. This rule could set a precedent for future EPA rulemakings addressing other nanoscale materials. The EPA is scheduled to propose a new nanoscale materials reporting rule in March 2012 under Section 8 of TSCA, which would require companies to provide data on existing uses, production volumes, specific physical properties, chemical and structural characteristics, methods of manufacture and processing, exposure and release information, and available health and safety data. The EPA is also developing a rule under Section 4 of TSCA requiring companies to test certain manufactured nanomaterials for health and environmental effects. While these developments demonstrate increasing interest in this area, at this time it is not certain what nanotechnology regulations may be adopted and how they may affect our business.

Section 45. Our discontinued coal cleaning operations are subject to compliance with the terms of Section 45 for the production and sale of refined coal. For facilities placed in service before January 1, 2009, the term “refined coal” means a fuel which (i) is a liquid, gaseous, or solid fuel produced from coal (including lignite) or high carbon fly ash, including such fuel used as a feedstock, (ii) is sold by the taxpayer with the reasonable expectation that it will be used for purpose of producing steam, (iii) is certified by the taxpayer as resulting (when used in the production of steam) in a reduction of at least 20% of the emissions of NOx and either SOx or mercury released when burning the refined coal (excluding any dilution caused by materials combined or added during the production process), as compared to the emissions released when burning the feedstock coal or comparable coal predominantly available in the marketplace as of January 1, 2003, and (iv) is produced in such a manner as to result in an increase of at least 50% in the market value of the refined coal (excluding any increase caused by materials combined or added during the production process), as compared to the value of the feedstock coal. In order to qualify for the Section 45 tax credits using the foregoing criteria, the refined coal facility must have been placed in service after October 22, 2004 and before January 1, 2009. In addition, a refined coal production facility does not include any facility the production from which was allowed as a credit under Section 45K.

Section 45 provides a tax credit for refined coal produced by the taxpayer at a refined coal facility during the 10-year period beginning on the date the facility was originally placed in service and sold by a taxpayer to an unrelated party during such 10-year period. The credit amount is adjusted each year for inflation and for 2011 is

$6.33 per ton of refined coal. The tax credit is also subject to phase out to the extent that the “reference price” of the fuel used as feedstock exceeds the reference price for fuel in 2002 ($31.90) multiplied by the inflation adjustment factor for the applicable calendar year times 1.7. The reference price for fuel used as feedstock for refined coal for 2011 is $55.66. Because this amount did not exceed $31.90 times 1.4459 times 1.7 ($78.41), no phase out of the credit is applicable for calendar year 2011.

In the Energy Improvement and Extension Act of 2008, Congress extended the benefits of Section 45 tax credits to refined coal facilities placed in service during 2009 and for refined coal facilities placed in service after 2008, eliminated the Section 45 requirement that there be a 50% increase in market value but increased the emissions reduction required of either SOx or mercury to 40% from 20%. In the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, Congress further extended the benefits of Section 45 tax credits to refined coal facilities placed in service during 2010 and 2011.

In September 2010, the IRS issued Notice 2010-54 (“Notice”) giving some public guidance about how this tax credit program will be administered and some of the restrictions on the availability of such credits. Among other things, the Notice requires that for coal cleaning operations to qualify for Section 45 credits, the facilities must have been placed in service for the purpose of producing refined coal from waste coal and the taxpayer must obtain a “verification of waste coal supply” from a “qualified person.” In addition, the Notice provides guidance about the testing that must be conducted to certify the emissions reduction required by Section 45. Based on the language of Section 45 and the Notice, we believe that our coal cleaning facilities are eligible for Section 45 refined coal tax credits, and as a result, have recognized a benefit for such credits. Our ability to claim tax credits is dependent upon a number of conditions, including, but not limited to:

•	Placing facilities in service after October 22, 2004 and before January 1, 2012;

•	Producing a fuel from waste coal that is lower in NOx and either SOx or mercury emissions by the specified amount as compared to the emissions of the feedstock;

•	For eligible facilities placed in service before 2009, producing a fuel at least 50% more valuable than the waste coal feedstock; and

•	Selling the fuel to a third party for the purpose of producing steam.

We are subject to audit by the IRS with respect to Section 45 tax credits we claim. There are multiple bases upon which the IRS may challenge the tax credits, including whether our facilities were placed in service for the purpose of producing refined coal, whether the facilities use waste coal as a feedstock, and whether the testing methods and certifications adequately demonstrate the required emissions reductions. In addition, Congress may modify or repeal Section 45 so that these tax credits may not be available in the future.

Employees

As of September 30, 2011, we employed approximately 2,735 full-time employees, including approximately 140 who work under collective bargaining agreements.

The following table lists the approximate number of employees by business unit at September 30, 2009, 2010, and 2011:

	2009	2010	2011
HBP	1,665	1,750	1,650
HRI	800	815	855
HES	155	175	165
HTI	85	85	30
Corporate	35	35	35

Total	2,740	2,860	2,735

ITEM 1A.	RISK FACTORS

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

Since 2007, there has been a severe slowing of new housing starts and in home sales generally. Bank foreclosures have put a large number of homes into the market for sale, effectively limiting some of the incentives to build new homes. The homebuilding industry continues to experience a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available for sale. While our residential building products business relies upon the home improvement and remodeling markets as well as new construction, we have experienced a slowdown in sales activity beginning in fiscal 2007, and continuing through 2011. Limits on credit availability, further foreclosures, depressed home prices, and an oversupply of homes for sale in the market may adversely affect homeowners’ and homebuilders’ ability or desire to engage in construction or remodeling, resulting in a continued or further slowdown in new construction or remodeling and repair activities.

We, like many others in the building products industry, experienced a large drop in orders and a reduction in our margins in 2008 through 2011, relative to prior years. In 2007-2009, we recorded significant goodwill impairments associated with our building products business. We can provide no assurances that the building products market will improve in the near future. To the extent weakness continues into 2012, it will have an adverse effect on our business and our results of operations.

The construction markets are seasonal. The majority of our building products sales are in the residential construction market, which tends to slow down in the winter months. If there is more severe weather than normal, or other events outside of our control, there may be a negative effect on our revenues. For the winter months of late 2011 and early 2012, our decreased seasonal revenues from HBP and HRI may result in negative cash flow.

The recent financial crisis could continue to negatively affect our business, results of operations, and financial condition. Market conditions in the mortgage lending and mortgage finance industries deteriorated significantly in 2008 and 2009, which continues to adversely affect the availability of credit for home purchasers and remodelers in 2011 and 2012.

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

Our building products business has been strengthened by the sales growth of new products. If we are unable to offer new products and expand our new product sales, our revenue growth may be adversely affected.

Part of our light building products revenues has come from sales in new product categories. New products require innovation, research, capital for development, manufacturing, and acquisition activities. If we are unable to sustain new product sales growth, whether for lack of new product development, access to adequate capital or for other reasons, sales will follow the general industry slowdown in new residential construction and remodeling activity, which will negatively affect our revenue and growth.

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

Certain of our home siding accessory products are manufactured from polypropylene, a large portion of which material is sold to us by a single supplier. The price of polypropylene is primarily a function of manufacturing capacity, demand and the prices of petrochemical feedstocks, crude oil and natural gas liquids. Historically, the market price of polypropylene has fluctuated, and significantly increased in 2011. A significant increase in the price of polypropylene that cannot be passed on to customers could have a significant adverse effect on our cost of sales and operating income. We do not have a long-term contract with our polypropylene supplier. We do not maintain large inventories of polypropylene and alternative sources of polypropylene could be difficult to arrange in the short term. Therefore, our manufacturing and ability to provide products to our customers could be materially disrupted if this supply of polypropylene was interrupted for any reason. Such an interruption and the resulting inability to supply our resin-based siding accessory customers with products could adversely impact our revenues and potentially our relationships with our customers.

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

Three customers of our resin-based siding accessory products together accounted for approximately 23% of our revenues for such products in the fiscal year ended September 30, 2011, and approximately 6% of our total revenues as of such date. There are no long-term contracts in place with these customers. Accordingly, a loss of or significant decrease in demand from these customers would have a material adverse effect on our business.

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

Federal and state budget deficits may continue to severely limit the funding available for infrastructure spending. The lack of available credit has limited the ability of states to issue bonds to finance construction projects. In addition, infrastructure spending continues to be adversely affected by the overall weakness in the economy, which leads to lower tax revenues and state government budget deficits. Shortages in state tax revenues can reduce the amounts spent on state infrastructure projects, even below amounts awarded by the legislatures. Delays in state infrastructure spending can hurt our business. Further, rising construction and material prices constrain infrastructure construction budgets.

The Obama administration is promoting new transportation infrastructure legislation, but there can be no assurance that any such legislation will pass Congress or receive funding appropriations. We cannot be assured of the amount of funds to be expended and the timing of expenditures under any infrastructure plan.

If HRI’s coal-fueled electric utility industry suppliers fail to provide it with high-value coal combustion products (“CCPs”) due to environmental regulations or otherwise, HRI’s costs could increase and supply could fail to meet customer needs, potentially negatively impacting our profitability or hindering growth.

Headwaters Resources relies on the production of CCPs by coal-fueled electric utilities. HRI has occasionally experienced delays and other problems in obtaining high-value CCPs from its suppliers and may in the future be unable to obtain high-value CCPs on the scale and within the time frames required by HRI to meet customers’ needs. The coal-burning electric utility and coal mining industries are facing a number of new and pending initiatives by regulatory authorities seeking to address air and water pollution, greenhouse gas emissions and management and disposal of CCPs, as described below. Although our business managing CCPs for utility customers may benefit from opportunities to manage compliance with some new regulatory requirements, increasingly strict requirements generally will increase the cost of doing business and may make coal burning less attractive for utilities. Further, as the price of natural gas has decreased relative to coal, coal-fueled electric utilities have in some instances switched from coal to natural gas. A reduction in the use of coal as fuel causes a decline in the production and availability of fly ash. To the extent the price of natural gas continues to remain relatively low, more coal-fueled electric utilities may explore the feasibility of switching from coal to natural gas.

Faced with the prospect of more stringent regulations, litigation by environmental groups, and the relatively low cost of natural gas, some electric utilities are reducing their portfolio of coal powered energy facilities. If HRI is unable to obtain CCPs or experiences a delay in the delivery of high-value or quality CCPs, HRI will have a reduced supply of CCPs to sell or may be forced to incur significant unanticipated expenses to secure alternative sources or to otherwise maintain supply to customers. Moreover, revenues could be adversely affected if CCP sales volumes cannot be maintained or if customers choose to find alternatives to HRI’s products.

The EPA has proposed two alternative rules under RCRA to regulate CCPs to address environmental risks from the disposal of CCPs. Either option is likely to have an adverse effect on the cost of managing and disposing of CCPs. The hazardous waste alternative is likely to have an adverse effect on beneficial use and sales of CCPs and HRI’s relationship with utilities.

In June 2010 the U.S. Environmental Protection Agency (“EPA”) proposed two alternative rules to regulate CCPs generated by electric utilities and independent power producers. One proposed option would classify CCPs disposed of in surface impoundments or landfills as “special wastes” subject to federal hazardous waste regulation under Subtitle C of the Resource Conservation and Recovery Act (“RCRA”). The second proposed option would instead regulate CCPs as non-hazardous waste under Subtitle D of RCRA, with states retaining the lead authority on regulating their handling, storage and disposal. Under both options, the current exemption from hazardous waste regulation for CCPs that are used for beneficial purposes would remain in effect. Both rule options are controversial. The EPA received comments ending in November 2010 on its rule options. On October 12, 2011, EPA issued a request for additional comments on its coal ash rule options, specifically seeking (1) chemical constituent data from CCPs; (2) facility and waste management unit data; (3) additional information on alleged instances of site contamination from CCP disposal; (4) adequacy of State regulatory programs; and (5) information on beneficial uses of CCPs. Comments must be received before November 14, 2011. A final rule may be issued in 2011, or, more likely, 2012.

Even though both EPA options continue to exempt beneficial uses of CCPs from hazardous waste rules, users of fly ash and other CCPs are likely to attach a stigma to material that is identified as “hazardous waste” and may seek alternative products. Responding to regulatory uncertainty created by EPA’s proposal, on October 14, 2011 the U.S. House of Representatives approved bipartisan legislation in H.R. 2273, the “Coal Residuals Reuse and Management Act,” which grants the states a primary role in managing CCP disposal, with federal supervision and minimum requirements. On October 20, 2011, comparable legislation was introduced in the Senate. At this time, it is not possible to predict what form the final legislation and/or regulations will take. However, whether regulated by EPA or expanded state programs, the complexity and cost of managing and disposing of CCPs could increase.

If the EPA regulates CCPs as hazardous waste under RCRA Subtitle C, CCPs would become subject to a variety of regulations governing the handling, transporting, storing and disposing of hazardous waste, increasing regulatory burden and costs of fly ash management for the utility industry and for HRI. The regulations could require modifications to or closure of disposal facilities, modifications to equipment used to handle, store and transport fly ash, additional training for personnel, new permitting requirements, increased recordkeeping and reporting, as well as increased disposal costs at landfills. There can be no guarantee that such regulations would not reduce or eliminate our supply or our ability to market fly ash and other CCPs which would have a material adverse impact on our operations and financial condition.

Regulation of CCPs as hazardous waste would likely have an adverse effect on beneficial use and sales of CCPs and HRI’s relationship with utilities if users of fly ash and other CCPs seek alternative products to avoid material that is identified as “hazardous waste.” Moreover, some environmental groups are urging the EPA to restrict some beneficial uses of CCPs, such as in, concrete, road base and soil stabilization, alleging contaminants may leach into the environment. This could reduce the demand for fly ash and other CCPs which would have an adverse affect on HRI’s CCP revenues. In addition, regulation of CCPs as hazardous waste would likely cause utilities and power producers to impose greater restrictions on the use of CCPs by HRI and its customers. Restrictions imposed by utilities may narrow the types of potential customers to which HRI can market CCPs and limit their uses of CCPs, reducing HRI’s sales opportunities. Utilities are also likely to negotiate to shift actual or perceived liabilities associated with CCPs and their use to HRI through more onerous contract and indemnity obligations. This could harm HRI’s business by reducing the number of CCP management contracts or by increasing HRI’s exposure to the contingent risks associated with any new regulation of CCPs.

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

Utilities are governed by the federal Clean Air Act of 1970 and subsequent amendments, particularly the Clean Air Act Amendments of 1990. The Clean Air Act and EPA regulations, as well as corresponding state laws and regulations, limit the emission of air pollutants such as sulfur oxides (“SOx”), nitrogen oxides (“NOx”) and particulate matter. The coal industry is directly affected by Clean Air Act permitting and emissions control requirements. The EPA has adopted and periodically revises the National Ambient Air Quality Standards, or NAAQS, for particulate matter and ozone, and states are required to revise and implement plans to attain and maintain compliance with the NAAQS. Most recently, in fall 2011, EPA withdrew plans to tighten the current ozone NAAQS and reconsider the current NAAQS for coarse particulate matter (“PM10”). Nevertheless, EPA is required to re-evaluate the NAAQS every five years and, ultimately, these standards may become more stringent. Because coal-burning electric utilities emit NOx (a precursor to ozone) and particulate matter, our utility clients are likely to be affected by the Clean Air Act implementation measures of the states, as well as additional emission control measures required by state law.

Under EPA’s Mercury and Air Toxics Standards for Power Plants rule, the agency is poised to promulgate final limits on mercury and other toxic chemicals from new and modified power plants, with a December 16, 2011 deadline required by court order. This rule has been particularly controversial in Congress; however, it is unclear whether Congress will take any action affecting EPA’s ability to finalize the rule. If finalized, the rule’s new requirements to control mercury emissions could result in implementation of additional technologies at power plants that could negatively affect fly ash quality. For example, future regulations could require activated carbon to be injected into power plant exhaust gases to capture mercury. This process may increase the carbon collected with the fly ash and may make the fly ash undesirable for concrete. Carbon removal processes for fly ash are technically challenging and expensive.

Increasing concerns about greenhouse gases (“GHG”) or other emissions from burning coal at electricity generation plants could lead to federal or state regulations that encourage or require utilities to burn less or eliminate coal in the production of electricity. Some states have adopted legislation and regulatory programs to reduce GHG emissions, either directly or through mechanisms such as renewable portfolio standards for electric utilities. These programs could require electric utilities to increase their use of renewable energy such as solar and wind power. Federal GHG legislation appears unlikely in the near term. However, in the absence of federal

GHG legislation, the EPA has taken several recent steps to regulate GHG emissions. In 2009, the EPA finalized a determination that GHG emissions endanger public health and welfare (the “endangerment finding”). In May 2010, the EPA adopted regulations setting GHG emission thresholds that define when new and existing industrial facilities, including power plants, must obtain permits under the New Source Review/Prevention of Significant Deterioration and Title V Operating Permit programs. In December 2010 EPA entered into a settlement agreement with various states and environmental groups under which EPA committed to propose GHG emission standards for new and existing electric power plants by July 2011. EPA has not yet proposed such standards and has not released a new schedule for doing so. These developments, as well as regulatory efforts by some states, would affect the operations of coal-fired power plants and may affect the availability and cost of CCPs. However, all of these final EPA actions, including its endangerment finding, are currently being challenged in federal court.

HRI manages a number of landfill and pond operations that may be affected by Clean Water Act requirements. In October 2009, the EPA released a report concluding that fly ash storage ponds and wastewater discharges from coal-fired power plants have adversely affected aquatic life. The EPA is currently revising its Clean Water Act effluent limitation guidelines to address such discharges and is required by consent decree to publish a proposed rule in 2012 and a final rule in 2014. If EPA adopts new Clean Water Act requirements, compliance obligations would increase. However, in light of the early stage of EPA’s consideration of Clean Water Act regulations, their effect on HRI cannot be ascertained at this time.

In addition, the EPA is addressing water quality impacts from coal mining operations. In April 2010, the EPA issued new guidance that recommended strict new discharge limits in Clean Water Act permits for mountaintop removal and surface mining. In 2011, EPA established “enhanced coordination procedures” for its oversight of mountaintop mining permits issued by the U.S. Army Corps of Engineers and used its Clean Water Act authority to veto a permit previously issued by the Corps for a mountaintop mine in West Virginia. All three of these EPA actions are being challenged in court and the outcome of these developments cannot be predicted. More stringent regulation of coal mining operations could increase the cost of coal for utilities and thus indirectly impact the availability and cost of fly ash for HRI’s CCP activities.

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

HRI’s growth has been and continues to be dependent upon the increased use of fly ash in the production of concrete. HRI’s marketing initiatives emphasize the environmental, cost and performance advantages of replacing portland cement with fly ash in the production of concrete. If HRI’s marketing initiatives are not successful, HRI may not be able to grow.

Further, utilities are switching fuel sources, changing boiler operations and introducing activated carbon and ammonia into the exhaust gas stream in an effort to decrease costs and/or to meet increasingly stringent emissions control regulations. All of these factors can have a negative effect on fly ash quantity and quality, including an increase in the amount of unburned carbon in fly ash and the presence of ammonia slip. We are attempting to address these challenges with the development and commercialization of two technologies: carbon fixation, which pre-treats unburned carbon particles in fly ash in order to minimize the particles’ adverse effects, and ammonia slip mitigation, which counteracts the impact of ammonia contaminants in fly ash. Decreased quantity and quality of fly ash may impede the use of fly ash in the production of concrete, which would adversely affect HRI’s revenue.

If the EPA decides to regulate CCPs as hazardous waste, there would likely be an adverse effect on beneficial use and sales of CCPs and HRI’s relationship with utilities. Even though the EPA proposes to continue to exempt beneficial uses of CCPs from hazardous waste rules, users of fly ash and other CCPs are likely to attach a stigma to material that is identified as “hazardous waste” and may seek alternative products. Moreover, some environmental groups are urging the EPA to restrict some beneficial uses of CCPs, such as in concrete, road base, and soil stabilization, alleging contaminants may leach into the environment. This could reduce the demand for fly ash and other CCPs which would have an adverse affect on Headwaters’ CCP revenues.

If portland cement or competing replacement products are available at lower prices than fly ash, our sales of fly ash as a replacement for portland cement in concrete products could suffer, causing a decline in HRI’s revenues and net income.

Approximately 73% of HRI’s revenues for the fiscal year ended September 30, 2011 were derived from the sale of fly ash as a replacement for portland cement in concrete products. At times, there may be an overcapacity of cement in regional markets, causing potential price decreases. The markets for HRI’s products are regional, in part because of the costs of transporting CCPs, and HRI’s business is affected by the availability and cost of competing products in the specific regions where it conducts business. If competing products become available at prices equal to or less than fly ash, HRI’s revenues and net income could decrease.

Because demand for CCPs sold by HRI is affected by fluctuations in weather and construction cycles, HRI’s revenues and net income could decrease significantly as a result of unexpected or severe weather.

HRI manages and markets CCPs and uses CCPs to produce building products. Utilities produce CCPs year-round. In comparison, sales of CCPs are generally keyed to construction market demands that tend to follow national trends in construction with predictable increases during temperate seasons and decreases during periods of severe weather. HRI’s CCP sales have historically reflected these seasonal trends, with the largest percentage of total annual revenues being realized in the quarters ended June 30 and September 30. Low seasonal demand normally results in reduced shipments and revenues in the quarters ended December 31 and March 31. The seasonal impact on HRI’s revenue, together with the seasonal impact on HBP revenues may result in negative cash flows for the winter months of 2012.

We may not be able to successfully sell our coal cleaning business and we may incur substantial additional losses in the process.

To date, our coal cleaning facilities have not consistently operated at a cost that is less than the revenues generated. In 2010 and in 2011 we recorded non-cash impairment charges relating to the value of certain coal cleaning assets because of weaker than expected cash flow projections. In September 2011, we adopted a plan to sell its coal cleaning business, which has been presented as a discontinued operation, and the related assets and liabilities have been reflected as held for sale in the September 30, 2011 balance sheet. However, there is no assurance that HES will successfully sell its coal cleaning assets, or if it does, for what value. While we work to sell the coal cleaning assets, HES may incur substantial expenses associated with maintaining operations, shutting down additional facilities, resolving existing relationships with coal companies, landowners, customers, and other parties, and attempting to preserve asset value.

If the IRS is successful in its challenges of Section 45 refined coal tax credits claimed by us, or other tax positions we have taken, our future profitability will be adversely affected.

Section 45 provides a tax credit for the production and sale of refined coal. Based on the language of Section 45 and available public guidance, HES believes that its coal cleaning facilities are eligible for Section 45 refined coal tax credits. However, the ability to claim tax credits is dependent upon a number of conditions, including, but not limited to:

•	Placing facilities in service on or before December 31, 2008;

•	Producing a fuel from coal that is lower in NOx and either SOx or mercury emissions by the specified amount as compared to the emissions of the feedstock;

•	Producing a fuel at least 50% more valuable than the feedstock; and

•	Selling the fuel to a third-party for the purpose of producing steam.

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

We have recorded and carried forward Section 45 refined coal tax credit benefits totaling approximately $19.6 million through September 30, 2011. The IRS has completed an audit of Headwaters concerning its Section 45 tax credits for 2007 and 2008. However, audits are not complete for succeeding years. There are multiple bases upon which the IRS may challenge our tax credits, including whether our facilities were placed in service for the purpose of producing refined coal, whether our facilities use waste coal as a feedstock, and whether our testing methods and certifications adequately demonstrate the required emissions reductions. In addition, Congress may modify or repeal Section 45 so that these tax credits may not be available in the future. If HES is not successful in claiming and defending Section 45 credits from our coal cleaning facilities, our future profitability will be materially adversely affected.

We are under audit by the IRS for the 2009 tax year and subject to audit for succeeding years. In addition, we are subject to state tax authority audits with respect to state taxes. The calculation of tax liabilities involves uncertainties in the application of complex tax regulations and unique facts. The IRS is investigating our federal tax positions on a number of issues, including coal cleaning capital asset depreciation, as described in Note 9 to our consolidated financial statements. The audit of our federal and state tax returns could have a large effect on the taxes Headwaters might ultimately owe. If Headwaters’ estimates of tax liabilities prove to be less than the ultimate tax assessments by the IRS or state authorities, Headwaters could owe significantly more tax than is expected, resulting in additional tax expense, adversely affecting our future profitability and liquidity.

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

The federal government mandates the use of certain minimum amounts of ethanol as a part of gasoline sales. Congress could reduce or eliminate this mandate which could reduce the demand for ethanol. In addition, members of Congress are considering legislation to reduce the ethanol tax credit. Furthermore, environmental regulations aimed at reducing greenhouse gas emissions may also affect the market for ethanol-based fuel. In May 2010, the EPA adopted changes to its Renewable Fuels Standards Program to ensure that transportation fuel sold in the U.S. contains a minimum volume of renewable fuel, such as ethanol. In addition, in October 2010 and January 2011, EPA issued authorizations for the sale of gasoline containing up to 15% ethanol (known as “E15”) for model year 2001 and newer cars and light trucks, and in June 2011, EPA issued regulations governing the use of E15. In addition, California has adopted a Low Carbon Fuel Standard Regulation with a lifecycle fuel analysis that could adversely impact the sources of ethanol in fuel distributed in California. The cumulative impact of these regulations on the demand for BFE’s ethanol is unknown but could have a negative effect on revenue.

We may not realize the anticipated cost savings related to the cost reduction initiatives we have implemented.

We have specific initiatives under way to reduce our cost structure across all of our business segments. Our ability to successfully realize cost savings and the timing of any realization may be affected by a variety of factors including, without limitation, our ability to reduce expenditures, improve our manufacturing capacity and processes, and otherwise execute our plan and retain personnel necessary to execute our plan. We may not achieve all of our anticipated cost savings, and we may not achieve the cost savings within the timeframe we currently expect.

Our restructuring initiatives may not result in the intended benefits and could harm our business.

We have taken steps to achieve other improvements in our business, beyond cost reductions, including reorganization and/or reduction of some management, and changes in manufacturing, marketing, distribution, pricing and sales of certain products, including our three manufactured architectural stone brands. In addition, we plan to consolidate many of our accounting, product order and fulfillment, and other information technology platforms. We may not realize the expected improvements to our business if we have made erroneous assumptions about our ability to successfully implement these changes, the demand for our products, and our ability to service that demand. If we are not successful, our restructuring efforts may be detrimental to our service to customers and revenues which would have a material adverse effect on our business.

Our new businesses, processes and technologies may not be successfully developed, operated and marketed, which could affect our future profitability.

Although we have developed or acquired new businesses, processes and technologies (e.g. heavy oil upgrading), commercialization of these businesses and technologies is in early stages. Commercial success of these new businesses and technologies will depend on our ability to enter into agreements with customers, licensees and/or joint ventures to further develop and provide adequate funding to commercialize the new businesses and technologies, as well as to develop markets for the products and technologies. We may not be able to enter into these agreements and adequate funding may not be available to fully develop and successfully commercialize our new businesses and technologies. Further, we may not be able to profitably operate our new businesses or market our technologies or products produced from them. For example, the sale of our heavy oil upgrading products is dependent on refineries operating under conditions suitable to the performance of our catalyst precursor products, which conditions may not be available. These processes and technologies also may become less competitive and more costly as a result of increasing efforts to reduce use of fossil fuels and more stringent environmental regulation, including efforts to control greenhouse gas emissions.

Our growth requires continued investment of capital. If we cannot invest additional capital into new and existing businesses, we may not be able to sustain or increase our growth.

Our operations require both maintenance and growth capital. A key part of our business strategy has been to expand through complementary acquisitions, which has required significant capital. In addition, commercialization of our energy technologies, such as ethanol and heavy oil upgrading, has required and will require significant financial commitments. Our utility services business will require financial commitments such as performance bonds in order to grow and we have limited bonding capacity. Our building products and CCP businesses also require significant capital expenditures. We estimate that our capital expenditure needs for fiscal 2012 will be approximately $25 million to $30 million. If we do not have sufficient capital to make equity investments in new projects and/or are limited by financial covenants from doing so, our growth may suffer. Many of our competitors have greater financial strength than us and may be able to make acquisitions and take advantage of other potential growth opportunities before we can.

We could face potential product liability claims relating to products we manufacture.

We face an inherent business risk of exposure to product liability claims in the event that the use of any of our products results in personal injury or property damage. For example, if the EPA decides to designate fly ash as a special hazardous waste, we may face an increase in claims related to products which incorporate this material. In the event that any of our products proves to be defective, among other things, we may be responsible for damages related to any defective products and we may be required to recall or redesign such products. Because of the long useful life of our products, it is possible that latent defects might not appear for years. HBP does not control the use or installation of its light building products. Improper use or installation can result in claims of defective products against HBP. These claims can be difficult and expensive to defend. Any insurance we maintain may not continue to be available on terms acceptable to us or such coverage may not be adequate for liabilities actually incurred. Further, any claim or product recall could result in adverse publicity against us, which could cause our sales to decline or increase our costs. Insurance for such product liability claims could become much more expensive or more difficult to obtain or might not be available at all.

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

We purchase a significant amount of energy from various sources to conduct our operations, including fossil fuels and electricity for production of building products and diesel fuel for distribution of our products and for production-related vehicles. In recent years, fuel cost increases have increased truck and rail carrier transportation costs for our products. At times severe weather, including flooding, has reduced or eliminated access to roads and railways leaving us with more expensive transportation alternatives. Transportation cost increases have in the past and may in the future adversely affect the results of our operations and our financial condition. Transportation prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control.

We operate in industries subject to significant environmental regulation, and compliance with and changes in regulation could add significantly to the costs of conducting business.

The CCP operations of HRI and their respective customers and licensees, together with projects such as the ethanol plant, are subject to federal, state, local and international environmental regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of waste products, and impose liability for the costs of remediating contaminated sites, which add to the costs of doing business and expose us to potential damage claims and fines for non-compliance. If the costs of environmental compliance increase for any reason, we may not be able to pass on these costs to customers. In order to establish and operate heavy oil upgrading facilities and power plants and operations to collect and transport CCPs, we and our customers have obtained various state and local permits and must comply with processes and procedures that have been approved by regulatory authorities. These environmental requirements and any failure to comply could give rise to substantial environmental liabilities and damage claims and to substantial fines and penalties.

Certain HBP manufacturing operations are also subject to environmental regulations and permit requirements. If HBP and its subsidiaries and affiliates cannot obtain or maintain required environmental permits for their existing and planned manufacturing facilities in a timely manner or at all, they may be subject to additional costs and fines.

The ethanol industry sector manufactures ethanol, principally from industrial corn. Ethanol production facilities can emit volatile organic compounds and carbon monoxide into the air. Our ethanol production facility located at the GRE Coal Creek pulverized coal electric power station near Underwood, North Dakota, is subject to air pollution permitting and emission control regulatory requirements, and has obtained all required permits. However, if this facility cannot maintain compliance with environmental regulations, it may be subject to additional costs and fines.

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

We are a party to some significant legal proceedings and are subject to potential claims regarding operation of our business. These proceedings will require that we incur substantial costs, including attorneys’ fees, managerial time and other personnel resources and costs in pursuing resolution, and adverse resolution of these proceedings could result in our payment of damages, materially adversely affect our income and reserves and damage our reputation. With respect to the cases referred to in Note 14 to the consolidated financial statements, the amount of damages described below is being sought by the counter parties. To date, we have reserved approximately $16 million in the aggregate for potential damages in these matters.

Boynton. In 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. In 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee filed by former stockholders of Adtech alleging, among other things, fraud, conspiracy, constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. All claims against Headwaters were dismissed in pretrial proceedings except claims of conspiracy and constructive trust. The District Court certified a class comprised of substantially all purported stockholders of Adtech, Inc. The plaintiffs sought compensatory damages from Headwaters in the approximate amount of $43.0 million plus prejudgment interest and punitive damages. In June 2009, a jury reached a verdict in a trial in the amount of $8.7 million for the eight named plaintiffs representing a portion of the class members. In September 2010, a jury reached a verdict after a trial for the remaining 46 members of the class in the amount of $7.3 million. In April 2011, the trial court entered an order for a constructive trust in the amount of approximately $16.0 million (the same amount as the sum of the previous jury verdicts), denied all other outstanding motions, and entered judgment against Headwaters in the total approximate amount of $16.0 million, in accordance with the verdicts and order on constructive trust. The $16.0 million is fully accrued as of September 30, 2011. The court denied all post-judgment motions by the parties. Headwaters filed a supersedeas bond and a notice of appeal from the judgment to the United States Court of Appeals for the Federal Circuit. Plaintiffs have also filed notice of an appeal. Appellate briefing has begun, but is not complete, and the Court of Appeals has not set a date for oral argument. Because the resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability.

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

Fentress Families Trust. VFL Technology Corporation (VFL), acquired by HRI in 2004, provides services related to fly ash disposal to Virginia Electric and Power Company. Approximately 395 plaintiffs, most of whom are homeowners living in the City of Chesapeake, Virginia, filed a complaint in March 2009 in the State of Virginia Chesapeake Circuit Court against 16 named defendants, including Virginia Electric and Power Company, certain persons associated with the Battlefield Golf Course, including the owner, developer, and contractors, and others, including VFL and HRI. The complaint alleges that fly ash used to construct the golf course has been carried in the air and contaminated ground water exposing plaintiffs to toxic chemicals and causing property damage. The amended complaint alleges negligence and nuisance and seeks a new water system, monitoring costs, site clean-up, and other damages totaling approximately $1.8 billion, including certain injunctive relief. A second lawsuit was filed in August 2009 and has been consolidated with the first action where approximately 62 plaintiffs have sued essentially the same defendants, alleging similar claims and requests for damages, in excess of $1.5 billion. A defendant filed a cross-claim for indemnity, breach of contract, negligent and intentional misrepresentation, and tortious interference against other defendants, including HRI, claiming compensatory damages of approximately $15.0 million, punitive damages, as well as remediation of the golf course site. In September 2011, the trial court granted plaintiffs’ motion for non-suit, dismissing the cases without prejudice. It is expected that the plaintiffs will refile their claims in a new lawsuit. HRI has filed insurance claims, which are the subject of dispute and a separate lawsuit, although insurance is paying for the defense of the underlying case. The amount of the claims against HRI exceeds the amount of insurance. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability, or the insurers’ obligation to indemnify HRI against loss, if any.

Archstone. Archstone owns an apartment complex in Westbury, New York. Archstone alleges that moisture penetrated the building envelope and damaged moisture sensitive parts of the buildings which began to rot and grow mold. In 2008, Archstone evicted its tenants and began repairing the twenty-one apartment buildings. Also in 2008, Archstone filed a complaint in the Nassau County Supreme Court of the State of New York against the prime contractor and its performance bond surety, the designer, and Eldorado Stone, LLC which supplied architectural stone that was installed by others during construction. The prime contractor then sued over a dozen subcontractors who in turn sued others. Archstone claims as damages approximately $36.0 million in repair costs, $15.0 million in lost lease payments, $7.0 million paid to tenants who sued Archstone, and $7.0 million for class action defense fees, plus prejudgment interest and attorney’s fees. Eldorado Stone answered denying liability and tendered the matter to its insurers who are paying for the defense of the case. The court has dismissed all claims against Eldorado Stone, except the claim of negligence, and the parties are pursuing an interlocutory appeal of the order of dismissal. Meanwhile, discovery is underway. Because the resolution of the action is uncertain, legal counsel and management cannot express an opinion concerning the likely outcome of this matter, the liability of Eldorado Stone, if any, or the insurers’ obligation to indemnify Eldorado Stone against loss, if any.

Headwaters Building Products Matters. There are litigation and pending and threatened claims made against certain subsidiaries of Headwaters Building Products (HBP), a division within Headwaters’ light building products segment, with respect to several types of exterior finish systems manufactured and sold by its subsidiaries for application by contractors on residential and commercial buildings. Typically, litigation and these claims are defended by such subsidiaries’ insurance carriers. The plaintiffs or claimants in these matters have alleged that the structures have suffered damage from latent or progressive water penetration due to some alleged failure of the building product or wall system. One claim involves alleged defects associated with components of an Exterior Insulating and Finish System (EIFS) which was produced for a limited time (through 1997) by the HBP subsidiaries. Other claims involve alleged liabilities associated with certain stucco, mortar, aerated concrete block and architectural stone products which are produced and sold by certain subsidiaries of HBP. The Archstone case summarized above is an example of these types of claims.

Typically, the claims cite damages for alleged personal injuries and punitive damages for alleged unfair business practices in addition to asserting more conventional damage claims for alleged economic loss and damage to property. To date, claims made against such subsidiaries have been paid by their insurers, with the exception of deductibles or self-insured retentions, although such insurance carriers typically have issued “reservation of rights” letters. There is no guarantee of insurance coverage or continuing coverage. These and future proceedings may result in substantial costs to HBP, including attorneys’ fees, managerial time and other personnel resources and costs. Adverse resolution of these proceedings could have a materially negative effect on HBP’s business, financial condition, and results of operation, and its ability to meet its financial obligations. Although HBP carries general and product liability insurance, HBP cannot assure that such insurance coverage will remain available, that HBP’s insurance carrier will remain viable, or that the insured amounts will cover all claims in excess of HBP’s uninsured retention. Future rate increases may also make such insurance uneconomical for HBP to maintain. In addition, the insurance policies maintained by HBP exclude claims for damages resulting from exterior insulating finish systems, or EIFS, that have manifested after March 2003. Because resolution of the litigation and claims is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HBP’s liability.

Other. We have ongoing litigation and claims incurred during the normal course of business, including the items referred to above. We intend to vigorously defend and pursue our rights in these actions. We do not currently believe that the outcome of these actions will have a material adverse effect on our operations, cash flows or financial position; however, it is possible that a change in the estimates of probable liability could occur, and the change could be significant.

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

Our business strategy to grow through acquisitions may result in integration costs and poor performance.

An aspect of our business strategy is growth through acquisitions of products or complementary businesses. While our October 2009 asset based revolving loan agreement (“ABL Revolver”) and our March 2011 7-5/8% senior secured notes (“Senior Notes”) limit our ability to engage in acquisitions, to the extent we engage in acquisitions, our ability to successfully implement the transactions is subject to a number of risks, including difficulties in identifying acceptable acquisition candidates, consummating acquisitions on favorable terms and obtaining adequate financing, which may adversely affect our ability to develop new products and services and to compete in our markets.

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

We rely primarily on a combination of trade secrets, patents, copyright and trademark laws and confidentiality procedures to protect our intellectual property. Despite these precautions, unauthorized third parties may misappropriate, infringe upon, copy or reverse engineer portions of our technology or products. Identification of unauthorized users of our intellectual property can be very difficult and enforcement and defense of rights can be costly. Manufactured architectural stone competitors and heavy oil upgrading competitors operate in foreign countries where we may not detect unauthorized use of our intellectual property or where enforcement may be difficult. We do not know if current or future patent applications will be issued with the scope of the claims sought, if at all, or whether any patents issued will be challenged or invalidated. Our business could be harmed if we infringe upon the intellectual property rights of others. We have been, and may be in the future, notified that we may be infringing intellectual property rights possessed by third parties. If any such claims are asserted against us, we may seek to enter into royalty or licensing arrangements. There is a risk in these situations that no license will be available or that a license will not be available on reasonable terms, precluding our use of the applicable technology. Alternatively, we may decide to litigate such claims or attempt to design around the patented technology. In addition, patents may expire before they are a commercial success. To date, while no single patent or trademark is material to our business and the issues described in this paragraph have not resulted in significant cost or had an adverse impact on our business, future actions could be costly and would divert the efforts and attention of our management and technical personnel.

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

The market price for our common stock has varied between a high of $6.41 in April 2011 and a low of $1.05 in October 2011 in the twelve month period ended October 31, 2011. This volatility may affect the price at which you could sell your common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in “Risks Relating to Our Business;” variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

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

In addition, the sale of substantial amounts of our common stock could adversely impact our stock price. As of September 30, 2011, we had outstanding approximately 60.9 million shares of our common stock and options to purchase approximately 1.5 million shares of our common stock (of which approximately 1.5 million were exercisable as of that date). We also had outstanding approximately 2.9 million stock appreciation rights as of September 30, 2011, of which approximately 2.3 million were exercisable. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

Our common stock could be delisted from trading on the New York Stock Exchange if we fail to maintain a minimum stock price of $1.00 per share over a 30 day trading period, and other listing standards. A notification of delisting or a delisting will hurt our stock price, make it difficult for stockholders to sell our common stock, limit our ability to raise capital, adversely affect our credit, and may require repayment of our convertible notes.

The listing of our common stock on the New York Stock Exchange, or NYSE, is subject to compliance with NYSE’s continued listing standards, including:

•	an average closing price of our stock above $1.00 per share over a consecutive 30 day trading period; and

•	an average market capitalization of our common stock greater than $50 million over a consecutive 30 day trading period or total stockholders’ equity of greater than $50 million.

In recent years we have lost substantial market capitalization and stockholders’ equity, and our stock price has at times approached $1.00 per share. If we do not satisfy the above and all other NYSE continued listing standards, we will receive a notification of deficiency and our common stock could be delisted from the NYSE unless we cure the deficiency during the time provided by the NYSE. If the NYSE were to delist our common stock, it would harm our stock price and the liquidity of our common stock and make it significantly more difficult for our stockholders to sell our common stock at prices comparable to those in effect prior to delisting or at all. If our public float is below $75 million, we will be limited in our ability to use our shelf registration statement or file other registration statements on Form S-3, harming our ability to raise capital. A delisting of our stock may also materially and adversely impact our credit with lenders and vendors. If our stock is delisted from the NYSE and we are unsuccessful in listing our stock on an alternative national stock exchange, we will be required to repay our convertible notes which we may not be able to do.

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

We have a substantial amount of debt, which requires significant principal and interest payments. As of October 31, 2011, we have approximately $543.1 million face value of debt outstanding, including $400.0 million outstanding principal amount under the Senior Notes issued by us in March 2011 and $143.1 million outstanding principal amount of our convertible subordinated notes. We have $70 million of undrawn availability, subject to a borrowing base limitation, including approximately $17.1 million in letters of credit, under the ABL Revolver entered into in October 2009.

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

•	limit our flexibility in planning for, or reacting to, changes in our business and industry;

•	place us at a disadvantage compared to competitors that may have proportionately less debt;

•	reduce our ability to obtain favorable credit terms from vendors, suppliers, and other trade creditors because of our credit profile;

•	limit our ability to obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements; and

•	increase our cost of borrowing.

Despite our current indebtedness levels, we and our subsidiaries may still incur significant additional indebtedness. Incurring more indebtedness could increase the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the Senior Notes indenture and our ABL Revolver will restrict, but will not completely prohibit, us from doing so. We have $70 million of undrawn availability under the ABL Revolver, subject to borrowing base limitations, including approximately $17.1 million in letters of credit. In addition, the indenture will allow us to issue additional senior secured notes under certain circumstances which will also be guaranteed by our subsidiary guarantors. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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

The indentures governing the Senior Notes and the credit agreement governing the ABL Revolver impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.

The credit agreement governing the ABL Revolver and the indentures governing the Senior Notes impose significant operating and financial restrictions on us. These restrictions limit our ability, among other things, to:

•	incur additional indebtedness or issue certain disqualified stock and preferred stock;

•	pay dividends or certain other distributions on our capital stock or repurchase our capital stock;

•	make certain investments or other restricted payments;

•	repay certain debt when it would be to our advantage to do so before it becomes due;

•	place restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us;

•	engage in transactions with affiliates;

•	sell certain assets and use proceeds to repay debt or for other uses, except as permitted by our debt covenants;

•	sell substantially all our assets or merge with or into other companies;

•	guarantee indebtedness; and

•	create liens.

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

There are limitations on our ability to incur the full $70.0 million of commitments under the ABL Revolver. Borrowings under our ABL Revolver will be limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, under the ABL Revolver, a monthly fixed charge maintenance covenant would become applicable if excess availability under the ABL Revolver is at any time less than a specified percentage not to exceed 50% of the total revolving loan commitments. If the covenant trigger were to occur, the ABL Borrowers would be required to satisfy and maintain on the last day of each month a fixed charge coverage ratio of at least 1.0x for the last twelve-month period for each month ending after December 31, 2010. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio. A breach of any of these covenants could result in a default under the ABL Revolver.

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

Our headquarters are located at 10653 South River Front Parkway, Suite 300, South Jordan, Utah 84095. The lease for this office space of approximately 39,000 square feet has a term expiring December 2013. The monthly rent is approximately $75,000, with certain adjustments for inflation plus expenses.

As of September 30, 2011, HBP owns or leases 33 properties nationwide for its building products manufacturing, distribution, and sales operations. HBP has offices in Wixom, Michigan; San Marcos, California; and Alleyton, Texas and has major manufacturing facilities in Metamora, Michigan; Elkland, Pennsylvania; and Greencastle, Pennsylvania.

As of September 30, 2011, HRI owns or leases 13 properties nationwide for its fly ash storage and distribution operations with East, Central, and West regional divisions. HRI also conducts operations at approximately 90 other sites via rights granted in various CCP through-put, handling and marketing contracts (for example, operating a storage or load-out facility located on utility-owned properties).

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

The shares of our common stock trade on the New York Stock Exchange under the symbol HW. Options on our common stock are traded on the Chicago Board Options Exchange under the symbol HQK. The following table sets forth the low and high trading prices of our common stock as reported by the New York Stock Exchange for 2010 and 2011.

Fiscal 2010	Low	High
Quarter ended December 31, 2009	$3.26	$6.84
Quarter ended March 31, 2010	4.52	6.77
Quarter ended June 30, 2010	2.83	6.31
Quarter ended September 30, 2010	2.63	3.89

Fiscal 2011
Quarter ended December 31, 2010	$3.33	$5.00
Quarter ended March 31, 2011	4.62	6.14
Quarter ended June 30, 2011	2.78	6.41
Quarter ended September 30, 2011	1.44	3.38

The following graph shows a comparison of the cumulative total stockholder return, calculated on a dividend reinvestment basis, for September 30, 2006 through September 30, 2011, on our Common Stock with the New York Stock Exchange Composite Index and the Dow Jones US Building Materials & Fixtures TSM Index. The comparison assumes $100 was invested on September 30, 2006. Historic stock price performance shown on the graph is not indicative of future price performance.

As of October 31, 2011 there were 415 stockholders of record of our common stock. We have not paid dividends on our common stock to date and do not intend to pay dividends in the foreseeable future. Pursuant to the terms of our debt agreements (see Note 7 to the consolidated financial statements), we are prohibited from paying cash dividends. We intend to retain earnings to finance the development and expansion of our business. Payment of common stock dividends in the future will depend upon our debt covenants, our ability to generate earnings, our need for capital, our investment opportunities and our overall financial condition, among other things.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K. See Note 10 to the consolidated financial statements for a description of securities authorized for issuance under equity compensation plans.

We did not make any unregistered sales of our equity securities during the year ended September 30, 2011. We did not repurchase any shares of our equity securities during the fourth quarter of the year ended September 30, 2011.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data are derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements, related notes and other financial information included in this Form 10-K. The selected financial data as of and for the years ended September 30, 2007 and 2008 and as of September 30, 2009 are derived from audited financial statements not included in this Form 10-K. The selected financial data as of September 30, 2010 and 2011 and for the years ended September 30, 2009, 2010, and 2011 were derived from our audited financial statements included in this Form 10-K.

As described in Note 4 to the consolidated financial statements, our coal cleaning business has been presented as a discontinued operation and is therefore not included in the results from continuing operations shown in the table below. As described in Note 12 to the consolidated financial statements, we acquired companies in both 2010 and 2011. We also acquired companies in 2007 and 2008. The results of operations for all of these companies for the periods from the acquisition dates through September 30, 2011 have been consolidated with our results. None of their results of operations up to the dates of acquisition have been included in our consolidated results.

In 2007, we recognized tax credit-based license fee revenue totaling approximately $31.5 million, most of which related to prior periods. In 2007, 2008 and 2009, we recorded goodwill impairments of $98.0 million, $205.0 million and $465.7 million, respectively (see Note 6 to the consolidated financial statements). As described in Note 7 to the consolidated financial statements, interest expense for 2011 includes a significant amount of early debt repayment premiums. As described in Note 13 to the consolidated financial statements, we recorded approximately $17.9 million of restructuring costs in 2011.

	Year ended September 30,
(in thousands, except per share data)	2007	2008	2009	2010	2011
OPERATING DATA:
Total revenue	$1,205,677	$847,732	$608,395	$598,213	$591,954
Income (loss) from continuing operations	20,954	(175,467)	(415,208)	(21,080)	(133,932)
Diluted earnings (loss) per share from continuing operations	0.50	(4.24)	(9.58)	(0.35)	(2.21)

	As of September 30,
(in thousands)	2007	2008	2009	2010	2011
BALANCE SHEET DATA:
Working capital	$163,394	$124,657	$98,441	$146,963	$69,590
Net property, plant and equipment	225,700	304,835	321,316	268,650	164,709
Total assets	1,654,456	1,400,853	891,182	888,974	728,237
Long-term liabilities:
Long-term debt	496,447	492,721	423,566	469,875	518,789
Deferred income taxes	108,063	101,180	26,935	9,739	4,216
Other	6,416	35,179	27,706	29,115	26,280

Total long-term liabilities	610,926	629,080	478,207	508,729	549,285
Total stockholders’ equity	858,528	656,044	324,720	281,941	56,736

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We currently operate primarily in two construction-oriented industries: light building products and heavy construction materials. Our third non-core operating segment is in energy technology. In the light building products segment, we design, manufacture, and sell manufactured architectural stone, exterior siding accessories (such as shutters, mounting blocks, and vents), concrete block and other building products. Revenues consist of product sales to wholesale and retail distributors, contractors and other users of building products. Revenues in the heavy construction materials segment consist primarily of CCP product sales, including fly ash used as a replacement for portland cement, along with a smaller amount from services provided to utilities relating to the disposal of CCPs. In the energy technology segment, we are focused on reducing waste and increasing the value of energy-related feedstocks, primarily in the areas of low-value coal and oil. Revenues for the energy technology segment have consisted primarily of coal sales; however, in September 2011 we committed to a plan to sell our coal cleaning facilities and the coal cleaning business is now being presented as a discontinued operation. Currently, continuing revenues for the energy technology segment are expected to consist primarily of catalyst sales.

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

During 2008 and 2009, we developed the coal cleaning business in the energy technology segment. As the economy deteriorated beginning in late 2008, we focused on operational efficiency improvements and cost reductions, particularly in the light building products and heavy construction materials segments, in order to strengthen our balance sheet. The emphasis on cost reductions continues.

Light Building Products Segment. Our light building products segment has been significantly affected by the depressed new housing and residential remodeling markets. Accordingly, we have significantly reduced operating costs to be positively positioned to take advantage of a sustained industry turnaround when it occurs.

There has been a severe decline in new housing starts and in home sales generally, which began in 2007 and which has continued through 2011. Bank foreclosures have put a large number of homes into the market for sale, effectively limiting some of the incentives to build new homes. During 2011, the homebuilding industry continued to experience soft demand for new homes and an oversupply of new and existing homes available for sale. In addition to new construction, our light building products business also relies on the home improvement and remodeling markets. Limits on credit availability, further home foreclosures, home price depreciation, and an oversupply of homes for sale in the market may adversely affect homeowners’ and/or homebuilders’ ability or desire to engage in construction or remodeling, resulting in an extended period of low new construction starts and reduced remodeling and repair activities.

We, like many others in the light building products industry, experienced a large drop in orders and a reduction in our margins in 2008 and 2009 relative to prior years. In 2007, 2008 and 2009, we recorded significant goodwill impairments associated with our light building products business. None of the impairment charges in those years affected our cash position, cash flow from operating activities or debt covenant compliance. Weakness continued in 2010 and 2011 and it is not possible to know when improved market conditions and a housing recovery will become sustainable and we can provide no assurances that the light building products market will improve in the near future.

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

Heavy Construction Materials Segment. Our business strategy in the heavy construction materials industry is to negotiate long-term contracts with suppliers, supported by investment in transportation and storage infrastructure for the marketing and sale of CCPs. Demand for CCPs is somewhat dependent on federal and state funding of infrastructure projects, which has decreased in recent years as compared to earlier periods. We are continuing our efforts to expand the demand for high-quality CCPs, develop more uses for lower-quality CCPs, and expand our CCP disposal services and site service revenue generated from CCP management. While all of our businesses have been affected by the current recession, the impact on our heavy construction materials segment has been somewhat less severe than on our light building products segment.

Energy Technology Segment. We own and operate coal cleaning facilities that remove impurities from waste coal, resulting in higher-value, marketable coal. In 2011, we assessed the strategic fit of our various operations and are pursuing divestiture of certain businesses in the energy technology segment which do not align with our long-term strategy. In September 2011, the Board of Directors committed to a plan to sell the coal cleaning business and we currently expect to sell the business to one or more buyers before the end of 2012.

During 2010 and 2011, many of our coal cleaning assets were idled or produced coal at low levels of capacity and were cash flow negative for these or other reasons. As a result, we recorded coal cleaning asset impairments in 2010 and 2011, including an impairment charge in 2011 to reduce the carrying value of the assets to fair value less estimated selling costs. Management used its best efforts to reasonably estimate all of the inputs in the cash flow models utilized to calculate the impairment charges; however, materially different input estimates and assumptions, including the probabilities of differing potential outcomes, would necessarily result in materially different calculations of expected future cash flows and asset fair values and materially different impairment estimates.

Currently, continuing revenues for the energy technology segment are expected to consist primarily of catalyst sales. In 2011, we announced the decision by a refinery to commercially implement our HCAT® technology following a lengthy evaluation of the technology and we currently expect to have additional HCAT®

customers in future years. We continue to invest in research and development activities focused on energy-related technologies and nanotechnology, but at decreased levels compared to earlier years. We participate in a joint venture that operates an ethanol plant located in North Dakota and also participated in a joint venture that owns a hydrogen peroxide plant in South Korea, but we sold our interest in that joint venture in 2010.

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

In 2010, we issued 11-3/8% senior secured notes for net proceeds of approximately $316.2 million. We used approximately $260.0 million of the proceeds to repay all of our obligations under the former senior secured credit facility and our outstanding 2.875% convertible senior subordinated notes. We also entered into a $70.0 million asset based revolving loan facility (ABL Revolver) which is currently undrawn. During 2010 and 2011, we repaid most of our 16% convertible senior subordinated notes and a large portion of our 14.75% convertible senior subordinated notes, largely with proceeds from the sale of our interest in the South Korean hydrogen peroxide joint venture and a 2010 federal income tax refund. In March 2011, we again restructured our long-term debt by issuing $400.0 million of 7-5/8% senior secured notes for net proceeds of approximately $392.8 million. We used most of those net proceeds to repay the 11-3/8% senior secured notes issued in 2010 and the related early repayment premium of approximately $59.0 million. The 7-5/8% senior secured notes mature in April 2019. We now have no debt maturities prior to 2014, unless the holders of the remaining 16% convertible senior subordinated notes exercise their put option on June 1, 2012.

Capital expenditures in 2010 and 2011 were significantly lower than prior years and this trend is currently expected to continue. This has allowed us to focus on liquidity and the early repayment of debt and enabled us to continue implementing our overall operational strategy. We currently have approximately $50.8 million of cash on hand and additional cash flow is expected to be generated from operations over the next 12 months.

In summary, our strategy for 2012 and subsequent years is to continue capital expenditures at reduced levels, continue activities to improve operational efficiencies and reduce operating costs, and to reduce our outstanding debt levels to the extent possible using cash on hand, cash flow from operations and cash from the sale of non-core assets. We also may review strategic acquisitions of products or entities that expand our current operating platform when opportunities arise.

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

In accordance with the requirements of ASC Topic 350 Intangibles—Goodwill and Other, we do not amortize goodwill. ASC Topic 350 requires us to periodically test for goodwill impairment, at least annually, or sooner if indicators of possible impairment arise. We perform our annual goodwill impairment testing as of June 30, using the two-step process described in Note 6 to the consolidated financial statements. Long-lived assets other than goodwill are evaluated for impairment only when indicators of potential impairment arise.

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

As described in Note 6 to the consolidated financial statements, goodwill is tested primarily using discounted expected future cash flows. The carrying value of a long-lived asset other than goodwill is considered impaired when the anticipated cumulative undiscounted cash flow from the use and eventual disposition of that asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Indicators of impairment include such things as a significant adverse change in legal factors or in the general business climate, a history of operating or cash flow losses, a decline in operating performance, a significant change in competition, or an expectation that significant assets will be sold or otherwise disposed of.

A material goodwill impairment was recorded in 2009 and material impairments of property plant and equipment were recorded in 2010 and 2011. In connection with the goodwill impairment testing for the light building products and energy technology reporting units in 2009, we also performed an analysis for potential impairment of other long-lived assets in those reporting units, including all intangible assets and property, plant and equipment. The results of that analysis did not result in any significant impairment of any other long-lived assets.

It is possible that some of our tangible or intangible long-lived assets or goodwill could be impaired in the future and that any resulting write-downs could be material.

Property, plant and equipment—As disclosed in Note 6, in 2010 and 2011, we recorded asset impairments in our energy technology segment. Many of our coal cleaning assets were idled or have produced coal at low levels of capacity and were cash flow negative for these or other reasons. Using assumptions in forecasts of future cash flows, we determined that coal cleaning asset impairments existed in 2010 and 2011 and recorded non-cash impairment charges aggregating approximately $106.5 million in those years, including an impairment charge in late 2011 to reduce the carrying value of the assets to fair value less estimated selling costs.

There are many estimates and assumptions involved in preparing expected future cash flows from the use and eventual disposition of our coal cleaning assets, including future production levels; future coal prices; whether cleaned coal will be sold in the steam or metallurgical markets; the extent to which Section 45 tax credits will be earned and utilized in future periods; future operating margins; required capital expenditures; the extent, quality and productive lives of feedstock coal refuse reserves; and the potential relocation of facilities to more favorable sites or the sale of facilities, among other considerations. We have 11 coal cleaning facilities, two of which are managed and operated as a single unit. ASC Topic 360-10-35 Property, Plant, and Equipment-Impairment or Disposal of Long-Lived Assets requires that an analysis for potential impairment be performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. For us, this means 10 different asset groups were required to be analyzed, each of which has many unique operating and contractual features associated with it. ASC Topic 360-10-35 also indicates that when alternative courses of action to recover the carrying amount of a long-lived asset group are under consideration or if a range is estimated for the amount of possible future cash flows associated with the likely course of action, the likelihood of those possible outcomes shall be considered. Accordingly, for most operations a probability-weighted approach was used in considering the likelihood of different potential outcomes.

While the coal cleaning business in its entirety has operated at a loss since inception several years ago, in 2010, it was near breakeven from a cash flow perspective. The business continued to operate at a loss in 2011, and some facilities were idled or produced coal at low levels and had negative cash flows. In 2010 and 2011, we recorded impairments in the coal cleaning operations. Following the impairments, as of September 30, 2011, the coal cleaning operations’ carrying value of property, plant and equipment was approximately $16.1 million.

For the 2010 and early 2011 impairment tests, recent historical experience was the prevalent assumption driving the cash flow models. For some of the operations, an eventual relocation of the facilities was considered a potential outcome, and for one operation, the sale of the facility was considered a potential outcome. For the late 2011 impairment, the assumptions included one potential outcome that all of the facilities would be sold. Management used its best efforts to reasonably estimate all of fair value “Level 3” inputs in the cash flow models utilized to estimate the impairments, including current and forecasted market prices of coal, inflation, useful lives of probable reserves, historical production levels, and offers of interest to acquire the assets from third parties. Materially different input estimates and assumptions, including the probabilities of differing potential outcomes, would necessarily result in materially different calculations of expected future cash flows and asset fair values and materially different impairment estimates. If assumptions regarding future cash flows from the sale of the coal cleaning assets prove to be incorrect, Headwaters may be required to record a loss or a gain when the assets are sold.

Goodwill—Due to the continuing decline in the new housing and residential repair and remodeling markets, the continued downward revisions by market analysts of near-term projections in those markets, the collapse of the credit markets in 2009 and the significant decline in our stock price during the six months ended March 31, 2009, management determined that indicators of goodwill impairment in the light building products reporting unit existed. In addition, the significant declines in coal and oil prices and in our stock price indicated potential goodwill impairment in the energy technology reporting unit as well. Accordingly, we performed goodwill impairment tests for both the light building products and energy technology reporting units during the quarter ended March 31, 2009. Upon completion of the impairment tests, we wrote off all remaining goodwill in the light building products and energy technology reporting units, totaling approximately $465.7 million. The impairment charges did not affect our cash position, cash flow from operating activities or senior debt covenant compliance. Changes in the credit markets in late 2008 and in 2009 increased our borrowing rate, which borrowing rate directly affected the discount rate used in the goodwill impairment calculations. This increase in the discount rate led to the majority of the goodwill impairments.

The heavy construction materials reporting unit had recorded goodwill of approximately $116.0 million as of September 30, 2010 and 2011. The goodwill impairment tests indicated no impairment for the heavy construction materials reporting unit for any test date, and accordingly, no impairment charges have been necessary for any period. The estimated fair value of the heavy construction materials reporting unit exceeded its carrying value as of the June 30, 2011 test date by approximately $100.0 million. The anticipated future cash flows for this reporting unit are not currently expected to change significantly from 2011 levels.

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

The most sensitive assumptions for the income approach were the discount rates (based on weighted average cost of capital), the expected long-term growth rate and expected future gross profit margins. For the light building products reporting unit, a discount rate of 19.0% was used in 2009. Each 1% change in the discount rate would have changed the fair value of the reporting unit by approximately $18.0 million. The long-term growth rate used was 3.2%. Each 1% change in the long-term growth rate would have changed the fair value by approximately $8.0 million. The expected future gross profit margins used ranged from 27%-32%. Each 1% change in the gross profit margins would have changed the fair value by approximately $19.0 million.

Our light building products segment gross margin percentage for the years 2005 through 2008 was 33%, 31%, 30% and 26%, respectively. The year-over-year revenue growth (decrease) was 10%, (5)%, and (16)% over the same period. The results for 2008 reflect the dramatic slowing of the light building products industry; however, we did not believe that those conditions were indicative of the long-term future of the housing market. The housing market is extremely cyclical and the cycles can vary materially in length and scope. Average housing starts reported by the U.S. National Association of Home Builders (NAHB) for the previous seventeen years, including calendar 2008, were 1.6 million units per year. While the estimated housing starts for calendar 2009 were 0.6 million, the five-year average that included then-current estimates for calendar 2009 and 2010 indicated estimated average housing starts of more than 1.1 million units, which was nearly 20% higher than the calendar 2008 actual starts. We believe that the gross profit margins used in the cash flow forecast of 27%-32% in 2009, which were consistent with our actual 2005-2007 levels, were reasonable in the long term, especially given productivity improvements being implemented through application of lean manufacturing techniques. We also believe that the long-term revenue growth rate of 3.2% was likely to be achieved when the housing market rebounded.

Income Taxes. Significant estimates and judgments are routinely required in the calculation of our income tax provisions. We utilized our 2009 and prior net operating losses (NOLs) by carrying these amounts back to prior years, receiving income tax refunds. The 2010 NOLs and tax credit carryforwards were offset by existing deferred income tax liabilities resulting in a near $0 deferred tax position as of September 30, 2010. In 2011, we recorded a full valuation allowance on our net amortizable deferred tax assets and recorded a minimal income tax benefit even though there was a pre-tax loss of approximately $134.1 million. The reported income tax rate for 2011 of near 0% is due to not recognizing benefit for pre-tax losses and tax credits. A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. Because the realization of our deferred tax assets is dependent upon future income in domestic and foreign jurisdictions that have generated losses, management determined that we no longer meet the “more likely than not” threshold that NOLs, tax credits and other deferred tax assets will be realized. Accordingly, a valuation allowance is required.

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

In the years presented, Section 45 refined coal tax credits have been generated by coal cleaning facilities that we own and operate. We believe it is more likely than not that a significant portion of the refined coal produced at our coal cleaning facilities qualifies for tax credits pursuant to Section 45 of the Internal Revenue Code, notwithstanding the uncertainties and risks associated with the tax credits. There are multiple bases upon which the IRS may challenge the tax credits, including whether our facilities were placed in service for the purpose of producing refined coal, whether the facilities use waste coal as a feedstock, and whether the testing methods and certifications adequately demonstrate the required emissions reductions. In addition, Congress may modify or repeal Section 45 so that these tax credits may not be available in the future. Through September 30, 2011, we have earned total income tax credits of approximately $21.4 million related to Section 45 tax credits.

As described in more detail in Note 6 to the consolidated financial statements, we recorded a significant goodwill impairment charge in 2009. Most of the impairment charge was not tax deductible. Therefore, the goodwill impairment charge had a significant negative effect on our income tax provision for that year.

As of September 30, 2011, we had approximately $8.3 million of gross unrecognized income tax benefits related to uncertain tax positions. The calculation of tax liabilities involves uncertainties in the application of complex tax regulations in multiple jurisdictions. In 2011, we completed an audit by the IRS for the years 2005 through 2008, which did not result in any material changes to earnings or tax-related liabilities. We are currently under audit by the IRS for 2009 and have open tax periods subject to examination by various taxing authorities for the years 2005 through 2010.

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

We incurred approximately $4.2 million, $5.3 million and $16.5 million of expense for legal matters in 2009, 2010 and 2011, respectively. Until 2011, costs paid to outside legal counsel for litigation have historically comprised a majority of our litigation-related costs. We currently believe the range of potential loss for all unresolved legal matters, excluding costs for outside counsel, is from $16.0 million up to the amounts sought by claimants and have recorded a total liability as of September 30, 2011 of $16.0 million, of which $15.0 million was expensed during 2011. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Our outside counsel and management currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote. Accordingly, management cannot express an opinion as to the ultimate amount, if any, of our liability, nor is it possible to estimate what litigation-related costs will be in future periods.

The specific matters discussed in Note 14 raise difficult and complex legal and factual issues, and the resolution of these issues is subject to many uncertainties, including the facts and circumstances of each case, the jurisdiction in which each case is brought, and the future decisions of juries, judges, and arbitrators. Therefore, although management believes that the claims asserted against us in the named cases lack merit, there is a possibility of material losses in excess of the amounts accrued if one or more of the cases were to be determined adversely against us for a substantial amount of the damages asserted. It is possible that a change in the estimates of probable liability could occur, and the changes could be material. Additionally, as with any litigation, these proceedings require that we incur substantial costs, including attorneys’ fees, managerial time and other personnel resources, in pursuing resolution.

Year Ended September 30, 2011 Compared to Year Ended September 30, 2010

The information set forth below compares our operating results for the year ended September 30, 2011 (2011) with operating results for the year ended September 30, 2010 (2010). Except as noted, the references to captions in the statements of operations refer to continuing operations only.

Summary. Our total revenue for 2011 was $592.0 million, down 1% from $598.2 million for 2010. Gross profit decreased 13%, from $171.8 million in 2010 to $149.9 million in 2011. Our 2011 operating loss was $(8.2) million compared to operating income of $33.9 million in 2010, and the loss from continuing operations increased to $(133.9) million, or $(2.21) per diluted share, from $(21.1) million, or $(0.35) per diluted share, in 2010. Our net loss including discontinued operations increased from $(49.5) million, or a diluted loss per share of $(0.83), in 2010, to a net loss of $(229.9) million, or $(3.80) per diluted share, in 2011. There were several significant non-routine adjustments recorded in 2011, including approximately $89.9 million of asset impairments and restructuring charges, $15.0 million of accrued legal costs related to a judgment in an ongoing legal matter, and $68.9 million of interest expense related to our senior debt refinancing (of which approximately $59.0 million was for the early repayment premium relating to the repurchase of the 11-3/8% senior secured notes in March 2011). In addition, in 2011, we did not recognize income tax benefits attributable to our pre-tax operating losses and tax credits as we have in prior years. These adjustments and others are discussed in more detail below.

Revenue and Gross Margins. The major components of revenue, along with gross margins, are discussed in the sections below, by segment.

Light Building Products Segment. Sales of light building products in 2011 were $314.1 million with a corresponding gross profit of $75.7 million. Sales of light building products in 2010 were $316.9 million with a corresponding gross profit of $89.2 million. The decrease in our sales of light building products in 2011 was due primarily to a weather-related slow start to the construction season. The gross margin decreased primarily because of increases in transportation, materials (especially siding accessories) and production costs. Cost increases impacted all of our major product lines, most notably our manufactured architectural stone and siding accessories categories.

The significant weakness in the new housing and residential remodeling markets which began several years ago continued during 2011. We believe our niche strategy and our focus on productivity improvements and cost reductions have tempered somewhat the impact of the severe slowdown in the housing market; however, the recession has resulted in high unemployment, adding to the high level of home foreclosures, putting additional homes on the market and further reducing the demand for new construction.

New housing starts according to the National Association of Home Builders were 0.6 million units in both calendar 2009 and 2010. Through September 2011, the seasonally adjusted annual number of new housing starts was 0.7 million units. These numbers compare to 10- and 50-year averages of 1.4 million and 1.5 million units, respectively. Our light building products business relies on the home improvement and remodeling market as well as new construction. The U.S. Census Bureau’s Value of Private Residential Construction Spending Put in Place data on homeowner improvement activity shows that the four-quarter moving average peaked at $146.2 billion in the second quarter of calendar 2007, fell to $110.8 billion in the first quarter of calendar 2011, then rose to $114.2 billion in the second quarter of calendar 2011. The Leading Indicator of Remodeling Activity estimate issued by the Joint Center for Housing Studies at Harvard University has estimated that the four-quarter moving averages will be $105.6 billion and $110.1 billion in the first and second quarters of calendar 2012, respectively, which would be the lowest levels since early calendar 2004.

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

Heavy Construction Materials Segment. Heavy construction materials revenues for 2011 were $253.3 million with a corresponding gross profit of $60.3 million. Heavy construction materials revenues for 2010 were $258.3 million with a corresponding gross profit of $65.5 million. The decrease in heavy construction materials revenues in 2011 compared to 2010 was due primarily to lower service revenues in 2011, caused by the completion of certain one-time projects. The decline in revenue and higher transportation costs, were the primary drivers of the lower gross margin in 2011 than in 2010.

It is not possible to accurately predict the future trends of either cement consumption or cement prices, nor the correlation between cement usage and prices and fly ash sales and prices. Nevertheless, because fly ash is sold as a replacement for portland cement in a wide variety of concrete uses—including infrastructure, commercial, and residential construction—statistics and trends for portland and blended cement sales can be an indicator for fly ash sales. According to the Bureau of Labor Statistics, the Producer Price Index for cement declined 1.5% from September 2010 to September 2011. In July 2011, the Portland Cement Association’s cement consumption forecast reflected a 0.2% increase for calendar 2011, a 0.4% increase for calendar 2012, followed by an increase of 16.4 % for calendar 2013.

In June 2010, the EPA proposed two alternative rules to regulate CCPs generated by electric utilities and independent power producers. One proposed option would classify CCPs disposed of in surface impoundments or landfills as “special wastes” subject to federal hazardous waste regulation under Subtitle C of the Resource Conservation and Recovery Act (RCRA). The second proposed option would instead regulate CCPs as non-hazardous waste under Subtitle D of RCRA, with states retaining the lead authority on regulating their handling, storage and disposal. Under both options, the current exemption from hazardous waste regulation for CCPs that are used for beneficial purposes would remain in effect. However, the EPA has received comments on refining the definition of beneficial uses subject to the exemption, which could result in a narrowing of the scope of exempt uses in the final rule. Both rule options are controversial.

On October 14, 2011, the U.S. House of Representatives approved bipartisan legislation to regulate the disposal of fly ash by a vote of 267 to 144. HR 2273, the “Coal Residuals Reuse and Management Act,” provides a non-hazardous fly ash disposal regulatory program, granting a primary role for states to manage fly ash disposal with federal supervision and national standards. On October 20, 2011, comparable legislation was introduced in the U.S. Senate.

At this time, it is not possible to predict what form final regulations will take. Either of the proposed options is likely to increase the complexity and cost of managing and disposing of CCPs. If the EPA decides to regulate CCPs as hazardous waste under RCRA Subtitle C, CCPs would become subject to a variety of regulations. Regulation of CCPs as hazardous waste would likely have an adverse effect on beneficial use and sales of CCPs and our relationships with utilities. There can be no guarantee that such regulations would not reduce or eliminate our supply or our ability to market fly ash and other CCPs which would have a material adverse impact on our operations and financial condition.

Energy Technology Segment. Energy technology segment revenues for 2011 were $24.6 million with a corresponding gross profit of $13.9 million. Revenues for 2010 were $23.1 million with a corresponding gross profit of $17.1 million. Revenues for both periods included catalyst sales ($4.7 million and $16.0 million in 2010 and 2011, respectively) and equity earnings from our joint venture investment in an ethanol plant located in North Dakota ($9.3 million and $4.0 million in 2010 and 2011, respectively). Revenues in 2010 also included $4.4 million of equity earnings from our joint venture investment in a hydrogen peroxide plant in South Korea which was sold in late 2010. Sales of our proprietary HCAT® hydrocracking technology catalyst have increased due to the continued use at two refineries. We continue to market to additional refinery customers and have delivered proposals to some prospects. Given the time required to install our proprietary mixing process, we do not expect a significant revenue increase from HCAT sales until 2013.

Operating Expenses, including Asset Impairments and Restructuring Costs. Amortization expenses were materially consistent from 2010 to 2011. Research and development expenses decreased approximately $1.7 million from 2010 to 2011, primarily due to decreased spending on our coal-to-liquids and hydrogen peroxide technologies in the energy segment. Selling, general and administrative expenses increased approximately $7.4 million, to $111.4 million in 2011 from $104.0 million in 2010. The increase in 2011 was due primarily to the $15.0 million accrual for litigation expense recognized during 2011 (reference is made to Note 14 to the consolidated financial statements). Excluding the $15.0 million of litigation expenses, our selling, general and administrative expenses decreased approximately $7.6 million, or 7%, from 2010 to 2011. This decrease was attributable primarily to lower incentive compensation expenses in 2011 and lower professional services expenses, particularly $3.3 million of non-routine costs that were expensed in 2010 for consultations related to recapitalization transactions that occurred in 2010 and other periods.

In 2010, we recorded an approximate $3.5 million impairment charge for assets related to a CCP loading facility that was not being utilized for fly ash shipments as originally planned. In 2011, we recorded approximately $17.9 million of restructuring costs as a result of actions taken to lower operating costs and improve operational efficiency, primarily in the light building products segment. The charges consisted of workforce reductions and related severance expenses, facility closures and consolidations, and certain asset impairments and write-downs, as reflected in Note 13 to the consolidated financial statements. Additional restructuring costs related to the actions taken in 2011, currently estimated to be approximately $1.2 million, will be incurred in 2012. The restructuring effort was initiated primarily due to the ongoing depressed new housing and residential remodeling markets and is currently expected to be completed in 2012.

Other Income and Expense. For 2011, we reported net other expense of $125.9 million, compared to net other expense of $66.7 million for 2010. The increase in net other expense of $59.2 million was comprised of an increase in net interest expense of approximately $55.0 million plus a decrease in net other revenue of approximately $4.2 million.

Net interest expense increased from $71.2 million in 2010 to $126.2 million in 2011 due primarily to approximately $59.0 million of premium relating to the early retirement of our 11-3/8% senior secured notes plus approximately $9.9 million of accelerated debt discount and debt issue costs associated with that early repayment, all as described in Note 7 to the consolidated financial statements. These increases in interest expense related to the senior debt refinancing were partially offset by the lower-rate senior debt which was outstanding for part of 2011 as compared to 2010, lower interest on reduced balances of convertible debt in 2011, and decreased premiums and accelerated debt discount and debt issue costs related to early retirements of convertible debt in 2011. Based on the current balances of outstanding long-term debt, interest expense in 2012 is currently expected to total approximately $45.0 million.

The decrease in net other income of $4.2 million was primarily the result of a $3.9 million gain on the sale of our equity interest in the South Korean hydrogen peroxide joint venture in 2010.

Income Tax Provision. Reference is made to Note 9 to the consolidated financial statements for a detailed description of the near 0% income tax benefit recorded in 2011 and the 36% income tax benefit recorded in 2010, including the reasons for recording a full valuation allowance on net operating losses, tax credits and other deferred tax assets in 2011.

Discontinued Operations. Coal sales of $48.5 million in 2011 were lower than sales of $56.5 million in 2010 primarily due to a decrease in tons sold at some facilities. Due to ongoing feedstock issues, low capacity utilization and idled facilities, the cost of revenue related to the coal cleaning business exceeded revenues in both 2010 and 2011. During the September 2011 quarter, the coal cleaning facilities operated at 12% of aggregate capacity and as of September 30, 2011, operations at three of the facilities have been curtailed.

In addition to the losses from operations incurred in both years, asset impairments of $34.5 million and $72.0 million were recorded in 2010 and 2011, respectively. Largely due to the increased impairment charges in 2011 compared to 2010, along with the $4.4 million income tax provision recorded in 2011 as compared to the $24.6 million tax benefit recorded in 2010, there was a significant increase in the loss from discontinued operations, net of income taxes, to $(96.0) million in 2011 from $(28.4) million in 2010. Reference is made to the sections titled “Overview” and “Critical Accounting Policies and Estimates—Valuation of Long-Lived Assets, including Property, Plant and Equipment, Intangible Assets and Goodwill” for more background about the presentation of the coal cleaning business as a discontinued operation and for a detailed description of the procedures and estimates used in calculating an impairment. We currently expect to sell the coal cleaning business to one or more buyers before the end of 2012.

Depreciation and amortization expense of approximately $11.8 million and $10.2 million was recorded in 2010 and 2011, respectively, for the coal cleaning assets classified as held for sale in the September 30, 2011 consolidated balance sheet. As a result of the classification of those assets as held for sale, all depreciation and amortization has ceased. It is currently expected that some losses will be incurred in operating some of the coal cleaning facilities until such time as they are sold; however, it is not currently possible to know when the facilities will be sold, or what the losses might be until that time.

Year Ended September 30, 2010 Compared to Year Ended September 30, 2009

The information set forth below compares our operating results for the year ended September 30, 2010 (2010) with operating results for the year ended September 30, 2009 (2009). Except as noted, the references to captions in the statements of operations refer to continuing operations only.

Summary. Our total revenue for 2010 was $598.2 million, down 2% from $608.4 million for 2009. Gross profit increased 7%, from $161.1 million in 2009 to $171.8 million in 2010. Our operating loss decreased from $(442.1) million in 2009 to operating income of $33.9 million in 2010, and the loss from continuing operations decreased from $(415.2) million, or a diluted loss per share of $(9.58), in 2009, to a loss of $(21.1) million, or $(0.35) per diluted share, in 2010. Excluding the goodwill impairment of approximately $465.7 million in 2009, operating income increased from $23.6 million in 2009 to $33.9 million in 2010. The net loss including discontinued operations decreased from $(425.7) million, or a diluted loss per share of $(9.82), in 2009, to a net loss of $(49.5) million, or $(0.83) per diluted share, in 2010.

Revenue and Gross Margins. The major components of revenue, along with gross margins, are discussed in the sections below.

Light Building Products Segment. Sales of light building products in 2010 were $316.9 million with a corresponding gross profit of $89.2 million. Sales of light building products in 2009 were $340.7 million with a corresponding gross profit of $81.9 million. The decrease in our sales of light building products in 2010 was due primarily to lower sales from our regional block category, and to a lesser extent, the continuing effects of the depressed new housing and residential remodeling markets which impacted sales across many of our other product lines.

Our light building products business stabilized somewhat during the latter part of 2010 and we began to experience some growth in several product categories within certain geographic areas. Revenues from our siding accessories and architectural stone product categories increased by 7% in the last half of 2010 as compared to the last half of 2009. The gross margin percentage increased from 2009 to 2010 due primarily to cost reduction efforts initiated in 2009, which improved overall manufacturing productivity.

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

Energy Technology Segment. Energy technology segment revenues for 2010 were $23.1 million with a corresponding gross profit of $17.1 million. Revenues for 2009 were $6.8 million with a corresponding gross profit of $4.3 million. Revenues for both periods included equity earnings from our joint venture investments in an ethanol plant located in North Dakota and a hydrogen peroxide plant in South Korea which was sold in late 2010. Revenues for 2010 also included catalyst sales of $4.7 million, but there were no catalyst sales in 2009.

Operating Expenses, including Impairments. The decrease in amortization expense of $1.1 million from 2009 to 2010 was due primarily to accelerated amortization of certain intangible assets in 2009 along with intangible assets that became fully amortized in 2010. Research and development expense decreased by $1.1 million from 2009 to 2010, primarily because of lower spending on our coal-to-liquids and hydrogen peroxide technologies beginning in January 2009. Selling, general and administrative expenses decreased $0.8 million, or 1%, to $104.0 million in 2010 from $104.8 million in 2009. The decrease in 2010 was due to reduced spending in most categories of expense, with the exception of incentive pay.

In 2010, we recorded an approximate $3.5 million impairment charge for assets related to a CCP loading facility that was not being utilized for fly ash shipments as originally planned. With regard to the $465.7 million goodwill impairment in 2009, reference is made to the discussion in Critical Accounting Policies and Estimates—Valuation of Long-Lived Assets, including Property, Plant and Equipment, Intangible Assets and Goodwill.

Other Income and Expense. For 2010, we reported net other expense of $66.7 million, compared to net other expense of $47.5 million for 2009. The increase in net other expense of $19.2 million was comprised of an increase in net interest expense of approximately $25.6 million, partially offset by an increase in net other income of approximately $6.4 million.

Net interest expense increased from $45.6 million in 2009 to $71.2 million in 2010 due primarily to i) significantly higher interest expense related to $328.3 million of new 11.375% senior secured notes issued in early 2010, compared to a lower average balance of previous lower-interest-rate senior secured debt that was outstanding during 2009; and ii) approximately $5.0 million of premium associated with the early repayment of $29.0 million of our 16% convertible debt in 2010.

The increase in net other income of $6.4 million was primarily the result of a $3.9 million gain on the sale of our equity interest in the South Korean hydrogen peroxide joint venture in 2010, a net loss in 2009 of approximately $2.0 million from convertible debt extinguishment and conversion transactions, and approximately $0.3 million more gain on sale of property, plant and equipment in 2010 than in 2009.

Income Tax Provision. The recorded income tax benefit rates for 2009 and 2010 were 15% and 36%, respectively. Exclusive of the goodwill impairment in 2009, most of which was not tax-deductible, the effective rate would have approximated the statutory rate for that year.

The effective tax benefit rates, disregarding goodwill impairment in 2009, differ from the statutory rate primarily due to Section 45 tax credits. Section 45 refined coal tax credits have been generated by coal cleaning facilities that we own and operate. We believe it is more likely than not that a significant portion of the refined coal produced at our coal cleaning facilities qualifies for tax credits pursuant to Section 45 of the Internal Revenue Code, notwithstanding the uncertainties and risks associated with the tax credits.

Discontinued Operations. Coal sales of $56.5 million in 2010 were materially consistent with sales of $58.3 million in 2009. The cost of revenue related to the coal cleaning business exceeded revenues in both 2009 and 2010. In addition to the losses from operations incurred in both years, an asset impairment of $34.5 million was recorded in 2010. The impairment charge in 2010 was the primary reason for the increase in the loss from discontinued operations, net of income taxes, to $(28.4) million in 2010 from $(10.5) million in 2009. Reference is made to the section titled “Critical Accounting Policies and Estimates—Valuation of Long-Lived Assets, including Property, Plant and Equipment, Intangible Assets and Goodwill” for a detailed description of the procedures and estimates used in calculating an impairment.

Impact of Inflation and Related Matters

In certain periods, some of our operations have been negatively impacted by increased raw materials costs for commodities, such as polypropylene and poly-vinyl chloride in the light building products segment. While the negative impact was generally somewhat less significant during 2010 than during prior years, during 2011, we have experienced some significant cost increases for certain raw materials and transportation fuel. We currently believe it is possible that costs for raw materials and other commodities such as fuels, along with the prices of other goods and services, could continue to increase in future periods. In 2011 and in prior years, we have passed through certain increased raw materials costs to customers, but it is not possible to accurately predict the future trends of these costs, nor our ability to pass on future price increases.

Liquidity and Capital Resources

Summary of Cash Flow Activities. Net cash used in operating activities during the year ended September 30, 2011 (2011) was $(51.7) million, compared to net cash provided by operating activities of $62.8 million during the year ended September 30, 2010 (2010). The net loss in 2011 exceeded the net loss in 2010 primarily due to several non-routine adjustments (some of which did not involve the use of cash), including approximately $89.9 million of asset impairments and restructuring costs in 2011, compared to $38.0 million of asset impairments in 2010; $15.0 million of accrued legal costs related to a judgment in an ongoing legal matter; and $68.9 million of interest expense related to our senior debt refinancing. In addition, in 2010, we reported income tax benefits (for continuing and discontinued operations combined) of approximately $36.2 million and had approximately $37.1 million of income tax refunds. In 2011, we reported net income tax expense (for continuing and discontinued operations combined) of $4.2 million and paid approximately $3.4 million for income taxes. The cash-related change in net loss constitutes the most significant difference between the two periods in cash flows from operating activities.

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

Investing Activities. Total expenditures for property, plant and equipment in 2011 were $27.4 million, an increase of $2.1 million over 2010. In both periods, the majority of capital expenditures related to the maintenance of operating capacity in our light building products segment. Total 2012 capital expenditures are currently expected to be near the 2010 and 2011 levels.

Capital expenditures are limited by the terms of our ABL Revolver to $60.0 million in 2012. As of September 30, 2011, we were committed to spend approximately $0.2 million on capital projects that were in various stages of completion. In 2010 and 2011, we realized $3.8 million and $0.6 million, respectively, of proceeds from the sale of property, plant and equipment, most of which represented non-strategic assets in our light building products segment. In 2010, we had a net increase of approximately $7.6 million for long-term receivables and deposits, primarily in the energy technology segment. In 2011, we acquired certain assets and assumed certain liabilities of two privately-held companies in the light building products industry for total consideration of approximately $2.5 million.

As noted earlier, we assessed the strategic fit of our various operations and are pursuing divestiture of certain businesses in the energy technology segment which do not align with our long-term strategy. In September 2011, the Board of Directors committed to a plan to sell the coal cleaning business, and we currently expect to sell the business to one or more buyers before the end of 2012. At the current time, it is not possible to predict the amount of cash we will realize upon sale of the coal cleaning business nor the amount of cash we will expend operating the facilities until such time as they are sold.

We intend to continue to expand our business through growth of existing operations and commercialization of technologies currently being developed. Acquisitions have historically been an important part of our long-term business strategy; however, primarily because of covenant restrictions under our former senior secured notes, but also due to cash flow considerations and recent events affecting the debt and equity markets, we made only one small acquisition in 2010 and two small acquistions in 2011. We have also invested in joint ventures, one of which was sold in 2010, which are accounted for using the equity method of accounting. We do not currently have plans to significantly increase our investments in any of the remaining joint venture entities. Current debt agreements limit potential acquisitions and investments in joint ventures. During the four-year term of the ABL Revolver, our acquisitions and investments in joint ventures and other less than 100%-owned entities are limited to total cumulative consideration of $30.0 million and $10.0 million annually.

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

In March 2011, we issued $400.0 million of 7-5/8% senior secured notes for net proceeds of approximately $392.9 million. We used most of the net proceeds to repay the 11-3/8% senior secured notes described above and the related early repayment premium of approximately $59.0 million (which premium was charged to interest expense). The 7-5/8% notes mature in April 2019 and bear interest at a rate of 7.625%, payable semiannually. The notes are secured by substantially all of our assets, with the exception of joint venture assets; however, the note holders have a second priority position with respect to the assets that secure the ABL Revolver, currently consisting of certain trade receivables and inventories of our light building products and heavy construction materials segments. The notes are senior in priority to all other outstanding and future subordinated debt. Other terms of the new senior secured notes (including redemption features), the ABL Revolver and our outstanding convertible senior subordinated notes, are described in Note 7 to the consolidated financial statements.

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

In 2011, we repurchased and canceled $10.0 million in aggregate principal amount of the 16% convertible senior subordinated notes. Terms of repayment included premiums totaling approximately $1.7 million, which were recorded as interest expense. Accelerated debt discount and debt issue costs aggregating approximately $0.6 million were also charged to interest expense. Following these transactions, approximately $9.2 million of the 16% notes remained outstanding as of September 30, 2011. There are currently no maturities of debt prior to 2014, unless the holders of the 16% notes exercise their put option on June 1, 2012. We also have the option to redeem the 16% notes on or after June 4, 2012.

During 2011, we repurchased and canceled approximately $14.4 million in aggregate principal amount of the 14.75% convertible senior subordinated notes. Terms of repayment included premiums totaling approximately $1.8 million, which were recorded as interest expense. Accelerated debt discount and debt issue costs aggregating approximately $1.1 million were also charged to interest expense. Approximately $13.0 million of these notes remained outstanding as of September 30, 2011.

Subsequent to September 30, 2011, we repurchased and canceled $6.5 million in aggregate principal amount of the 2.50% notes for cash consideration of approximately $4.7 million. As of November 18, 2011, $114.4 million of these notes remained outstanding.

As a result of the senior debt refinancing and the repayments of convertible notes in 2011 as described above, we have reduced annual cash interest expense on our long-term debt from 2010 levels by approximately $10.5 million, to an annual run rate of approximately $37.0 million. Following certain asset sales, as defined, we could be required to prepay a portion of the senior secured notes.

We were in compliance with all debt covenants as of September 30, 2011. The senior secured notes and ABL Revolver limit the incurrence of additional debt and liens on assets, prepayment of future subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making capital expenditures, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 15% of the total $70.0 million commitment, or $10.5 million currently, we are required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period.

There have been no borrowings under the ABL Revolver since it was entered into in October 2009. The ABL Revolver terminates three months prior to the earliest maturity date of the senior secured notes or any of the convertible senior subordinated notes (currently November 2013), but no later than October 2014, at which time any amounts borrowed must be repaid. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of our light building products and heavy construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets. As of September 30, 2011, availability under the ABL Revolver was approximately $52.9 million. However, due primarily to the seasonality of our operations, the amount of availability varies from period to period and, while not currently expected, it is possible that the availability under the ABL Revolver could fall below the 15% threshold, or $10.5 million, in a future period.

As of September 30, 2011, our fixed charge coverage ratio, as defined in the ABL Revolver agreement, is approximately 0.6. The fixed charge coverage ratio is calculated by dividing EBITDAR minus capital expenditures and cash payments for income taxes by fixed charges. EBITDAR consists of net income (loss) i) plus net interest expense, income taxes (as defined), depreciation and amortization, non-cash charges such as goodwill and other impairments, and rent expense; ii) plus or minus other specified adjustments such as equity earnings or loss in joint ventures. Fixed charges consist of cash payments for debt service plus rent expense. If availability under the ABL Revolver were to decline below $10.5 million at some future date and the fixed charge coverage ratio were to also be below 1.0, the ABL Revolver lender could issue a notice of default. If a notice of default were to become imminent, we would seek an amendment to the ABL Revolver, or alternatively, a waiver of the availability requirement and/or fixed charge coverage ratio for a period of time.

Approximately $212.6 million remains available for future offerings of securities under a universal shelf registration statement which the SEC declared effective in 2009. The shelf registration expires in April 2012. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering could commence under the registration statement.

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

Working Capital. As of September 30, 2011, our working capital was $69.6 million (including $50.8 million of cash and cash equivalents) compared to $147.0 million as of September 30, 2010. The decrease in working capital resulted primarily from cash used in operations and for debt service, all as described previously. Notwithstanding the continuing pressure on our revenues as a result of existing economic conditions, we currently expect operations to produce positive cash flow in 2012 and in future years. We currently believe working capital will be sufficient for our operating needs in 2012, and that it will not be necessary to utilize borrowing capacity under the ABL Revolver for our seasonal operational cash needs during 2012.

Income Taxes. For 2011, cash outlays for income taxes were only $3.4 million, consisting primarily of payments to settle an IRS audit and state income taxes in certain state jurisdictions where we generated taxable income. We have utilized our 2009 and prior year federal NOLs by carrying those amounts back to prior years, receiving income tax refunds (which totaled approximately $37.1 million in 2010). NOLs and tax credit carryforwards for 2010 were offset by our existing deferred income tax liabilities resulting in a near $0 deferred tax position as of September 30, 2010. In 2011, we recorded a full valuation allowance on our net amortizable deferred tax assets. As of September 30, 2011, our NOL and capital loss carryforwards total approximately $63.4 million (tax effected). The U.S. and state NOLs and capital losses expire from 2012 to 2031. Substantially all of the non-U.S. NOLs do not expire. In addition, there are approximately $21.2 million of tax credit carryforwards as of September 30, 2011, which expire from 2014 to 2031. We do not currently expect cash outlays for income taxes in 2012 to be significant.

As discussed previously, cash payments for income taxes are reduced for tax deductions resulting from disqualifying dispositions of incentive stock options and from the exercise of non-qualified stock options, which amounts were not material in either period. Option exercise activity is primarily dependent on our stock price which is not predictable, and likewise, it is not possible to estimate what tax benefits may be realized from future option exercises, if any.

Summary of Future Cash Requirements. Significant cash requirements for the next 12 months, beyond seasonal operational working capital requirements, consist primarily of interest payments on long-term debt and capital expenditures. In future periods, significant cash requirements will also include the repayment of debt, but not prior to 2014, or June 2012 if the 16% convertible senior subordinated notes totaling approximately $9.2 million are put to us. Reference is made to Note 14 to the consolidated financial statements where the potential risks of litigation are described in detail. Adverse conclusions to those legal matters could involve material amounts of cash outlays in future periods.

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

Contractual Obligations, Commitments and Contingent Liabilities

The following table presents a summary by period of our contractual cash obligations as of September 30, 2011.

	Payments due by Fiscal Year
(in millions)	Total	2012	2013 - 2014	2015 - 2016	After 2016
Senior secured notes	$400.0	$0	$0	$0	$400.0
Convertible senior subordinated notes	143.1	9.2	133.9	0	0

Total long-term debt	543.1	9.2	133.9	0	400.0
Interest payments on long-term debt	241.4	36.4	67.7	61.0	76.3
Operating lease obligations	88.9	29.7	40.4	16.5	2.3
Unconditional purchase obligations	67.5	8.7	14.5	12.6	31.7
Other long-term obligations	16.5	4.5	9.5	1.9	0.6

Total contractual cash obligations	$957.4	$88.5	$266.0	$92.0	$510.9

We may redeem at par any portion of the 16% convertible senior subordinated notes due June 2016 on or after June 4, 2012. In addition, the holders of the 16% notes, totaling $9.2 million, have the right to require us to repurchase all or a portion of the notes on June 1, 2012. Accordingly, that debt has been classified as current, and the related interest payments on that debt are presumed to cease as of June 1, 2012. If the debt is not repaid until the contractual repayment date in June 2016, the timing of repayment of $9.2 million of debt obligations will change, and additional interest totaling approximately $5.9 million would be owed in the years 2012 through 2016.

As described in Note 7 to the consolidated financial statements, our ABL Revolver provides for potential borrowings of up to $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility.

As of September 30, 2011, we had approximately $11.0 million of unrecognized tax benefits, including $2.7 million of potential interest and penalties. Due to the number of years under audit and the matters being examined, at the current time an estimate of the range of reasonably possible outcomes cannot be made beyond amounts currently accrued, nor can we reliably estimate the timing of any potential payments.

Reference is made to the caption “Compensation Arrangements” in Note 14 to the consolidated financial statements for a detailed discussion of potential commitments to certain officers and employees under employment agreements, cash performance unit awards, cash-settled SARS and executive change in control agreements. Amounts in addition to those included in the table above could become obligations under the terms of those agreements, depending upon the outcomes of the future events described in Note 14.

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

Recent Accounting Pronouncements

Reference is made to Note 2 to the consolidated financial statements for a discussion of accounting pronouncements that have been issued which we have not yet adopted.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to financial market risks, primarily related to our stock price and the activities of one of our joint ventures, the Blue Flint joint venture, which has derivatives in place related to variable interest rates and commodities. We do not use derivative financial instruments for speculative or trading purposes. Future borrowings, if any, under our ABL Revolver will bear interest at a variable rate, as described in Note 7 to the consolidated financial statements.

Subsequent to the sale in 2010 of our interest in the South Korean joint venture with Evonik Industries AG, we have limited operations in foreign jurisdictions. The South Korean joint venture was subject to foreign currency exchange rate movements through the date of sale. During the year ended September 30, 2010, the joint venture recorded foreign currency exchange gains, of which $2.1 million was included in our results of operations.

As described in more detail in Note 14 to the consolidated financial statements, the Compensation Committee approved grants of performance unit awards to certain officers and employees in the corporate business unit, to be settled in cash, based on the achievement of goals related to consolidated free cash flow generated in the second half of fiscal 2010. In 2011, we reversed approximately $1.1 million of previously recognized expense for the 2010 performance unit awards due to a decrease in the average 60-day stock price from September 30, 2010 to September 30, 2011. All future changes in our stock price through the final vest date of September 30, 2012 will result in adjustment of the expected liability, which adjustment (whether positive or negative) will be reflected in our statement of operations each quarter. Assuming the average closing stock price for the 60 days in the period ended September 30, 2011 of $1.91 remains unchanged for the September 30, 2012 vesting date, the total payouts under this arrangement for both vest dates, all of which have been accrued as of September 30, 2011, would be approximately $1.4 million. A 10% change in the 60-day average stock price as of September 30, 2012 from the September 30, 2011 average of $1.91 would result in an increase or decrease of approximately $0.1 million in the September 30, 2012 payout liability.

In 2011, the Committee approved grants to certain employees of approximately 0.4 million cash-settled SARs. These SARs will vest in annual installments through September 30, 2013, provided the participant is still employed at the respective vesting dates, and will be settled in cash upon exercise by the employee. The SARs terminate on September 30, 2015 and must be exercised on or before that date. As of September 30, 2011, $0 has been accrued for these awards because the stock price at September 30, 2011 was below the grant-date stock price of $3.81. Future changes in our stock price in any amount beyond the grant-date stock price of $3.81 through September 30, 2015 will result in adjustment to the expected liability, which adjustment (whether positive or negative) will be reflected in our statement of operations each quarter. If all of the SARs ultimately vest and the stock price is above the grant-date stock price, a change in the stock price of $1.00 would result in an increase or decrease of approximately $0.4 million in the ultimate payout liability.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of September 30, 2011, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2011 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of our financial statements.

Our management has assessed the effectiveness of internal control over financial reporting as of September 30, 2011 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on that assessment, management believes that our internal control over financial reporting was effective as of September 30, 2011.

BDO USA, LLP, the independent registered public accounting firm which audits our consolidated financial statements, has issued the following attestation report on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Headwaters Incorporated

We have audited Headwaters Incorporated’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Headwaters Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Headwaters Incorporated maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Headwaters Incorporated as of September 30, 2010 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011 and our report dated November 18, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Costa Mesa, California

November 18, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The applicable information to be set forth under the captions “Executive Officers,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 1—Election of Directors” in our Proxy Statement to be filed in January 2012 for the Annual Meeting of Stockholders to be held in 2012 (the “Proxy Statement”), is incorporated herein by reference.

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

3.    Listing of Exhibits

For convenience, the name Headwaters is used throughout this listing although in some cases the name Covol was used in the original instrument.

Exhibit No.	Description	Location
3.1.9	Amended and Restated Certificate of Incorporation of Headwaters dated 1 March 2005	(6)

3.1.10	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Headwaters dated February 24, 2011	(24)

3.2.5	Amended and Restated By-Laws of Headwaters	(8)

3.2.6	Amendment of Amended and Restated By-Laws of Headwaters	(15)

4.1	Indenture dated as of January 22, 2007 between Headwaters and Wilmington Trust FSB, as Trustee, relating to 2.50% Convertible Senior Subordinated Notes due 2014	(9)

4.3	Letter Agreement dated as of January 16, 2007 between Headwaters and JP Morgan Chase Bank	(9)

4.4	Letter Agreement dated as of January 16, 2007 between Headwaters and JP Morgan Chase Bank	(9)

4.5	Indenture dated as of December 19, 2008 between Headwaters and Wilmington Trust FSB, as Trustee, relating to 16% Convertible Senior Subordinated Notes due 2016	(15)

4.6	Indenture dated as of March 30, 2009 between Headwaters and Wilmington Trust FSB, as Trustee, relating to 14.75% Convertible Senior Subordinated Notes due 2014	(16)

4.9	Loan and Security Agreement dated as of October 27, 2009, among certain Headwaters subsidiaries and Bank of America, N.A. as the sole administrative agent, arranger and collateral agent, and the lenders named therein	(26)

4.9.1	First Amendment to Loan and Security Agreement among certain Headwaters subsidiaries and various lenders and First Amendment to Guaranty and Security Agreement, dated as of December 10, 2010	(21)

Exhibit No.	Description	Location
4.9.2	Second Amendment to Loan and Security Agreement and Second Amendment to Guaranty and Security Agreement, dated as of February 15, 2011 among Headwaters, certain Headwaters subsidiaries and certain lenders named therein	(23)

4.9.3	Third Amendment to Loan and Security Agreement, dated as of April 15, 2011 among Headwaters, certain Headwaters subsidiaries and certain lenders named therein	(27)

4.10	Indenture related to the 7-5/8% Senior Secured Notes due 2019, dated as of March 11, 2011, among Headwaters, the guarantors named therein and Wilmington Trust FSB as trustee and collateral agent (including forms of 7-5/8% Senior Secured Notes due 2019).	(25)

10.60	Employment Agreement with Kirk A. Benson dated May 3, 2010 effective as of April 1, 2010	(17)

10.60.1	First Amendment to Employment Agreement with Kirk A. Benson dated November 11, 2010	(18)

10.96	Employment transition agreement dated December 8, 2010 between Headwaters and Steven G. Stewart	(20)

10.103	Employment agreement dated December 8, 2010 between Headwaters and Donald P. Newman	(20)

10.104	Separation agreement with John N. Lawless, III dated January 31, 2011	(22)

12	Computation of ratio of earnings to combined fixed charges and preferred stock dividends	*

14	Code of Ethics	(5)

21	List of Subsidiaries of Headwaters	*

23.1	Consent of BDO USA, LLP	*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	*

99.1	2000 Employee Stock Purchase Plan, as Amended and Restated Effective 30 December 2009	(17)

99.2	1995 Stock Option Plan (originally designated as Exhibit No. 10.5)	(1)

99.2.1	First Amendment to the 1995 Stock Option Plan (originally designated as Exhibit 10.5.1)	(1)

99.2.4	2001 Stock Option Agreement	(2)

99.2.5	2002 Stock Option Agreement	(2)

99.4	2002 Stock Incentive Plan	(4)

99.7	2003 Stock Incentive Plan	(3)

99.10	Amended and Restated Long Term Incentive Compensation Plan (Effective March 3, 2009)	(14)

99.11	Nominating and Corporate Governance Committee Charter, dated December 19, 2008	(13)

99.12	Audit Committee Charter, dated December 19, 2008	(13)

99.13	Compensation Committee Charter, dated December 19, 2008	(13)

Exhibit No.	Description	Location
99.17	Form of 2006 Executive Change in Control Agreement	(7)

99.17.1	Form of (first) Amendment to 2006 Executive Change in Control Agreement	(19)

99.17.2	Form of (second) Amendment to 2006 Executive Change in Control Agreement	(28)

99.17.3	Form of (new) 2011 Executive Change in Control Agreement	(28)

99.18	Amended Deferred Compensation Plan	(10)

99.20	Stock Appreciation Right Agreement (November 2007)	(11)

99.20.1	Form of Notice of Stock Appreciation Right Grant (November 2007)	(11)

99.21	Restricted Stock Award Agreement (November 2007)	(11)

99.21.1	Form of Restricted Stock Award Grant Notice (November 2007)	(11)

99.22	Short-Term Incentive Bonus Plan, As Amended and Restated Effective 1 October 2007	(11)

99.23	Broad-Based Management Bonus Plan, As Amended and Restated Effective 1 October 2007	(11)

99.24	Form of Common Stock Certificate	(12)

99.25	Form of Performance Unit Award Agreement (October 2008)	(13)

99.26	Form of Director Restricted Stock Unit Award Agreement (January 2009)	(13)

99.29	2010 Incentive Compensation Plan	(17)

99.30	Form of Performance Unit Award Agreement (April 2010)	(17)

99.31	Form of Notice of Cash-Settled Stock Appreciation Right Grant (November 2010)	(19)

99.32	Mine Safety Disclosure	*

99.33	Blue Flint Ethanol LLC Financial Statements	*

101.INS	XBRL Instance document	* *

101.SCH	XBRL Taxonomy extension schema	* *

101.CAL	XBRL Taxonomy extension calculation linkbase	* *

101.DEF	XBRL Taxonomy extension definition linkbase	* *

101.LAB	XBRL Taxonomy extension label linkbase	* *

101.PRE	XBRL Taxonomy extension presentation linkbase	* *

*	Filed herewith.
**	Furnished herewith.

Unless another exhibit number is indicated as the exhibit number for the exhibit as “originally filed,” the exhibit number in the filing in which any exhibit was originally filed and to which reference is made hereby is the same as the exhibit number assigned herein to the exhibit.

(1)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Registration Statement on Form 10, filed February 26, 1996.
(2)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Annual Report on Form 10-K, for the fiscal year ended September 30, 2002.
(3)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Quarterly Report on Form 10-Q, for the quarter ended December 31, 2002.

(4)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Annual Report on Form 10-K, for the fiscal year ended September 30, 2004.
(5)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 2005.
(6)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated March 1, 2005, filed March 3, 2005.
(7)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Quarterly Report on Form 10-Q, for the quarter ended June 30, 2006.
(8)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Annual Report on Form 10-K, for the fiscal year ended September 30, 2006.
(9)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated January 22, 2007, filed January 22, 2007.
(10)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Annual Report on Form 10-K, for the fiscal year ended September 30, 2007.
(11)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Quarterly Report on Form 10-Q, for the quarter ended December 31, 2007.
(12)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Annual Report on Form 10-K, for the fiscal year ended September 30, 2008.
(13)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Quarterly Report on Form 10-Q, for the quarter ended December 31, 2008.
(14)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 2009.
(15)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated December 19, 2008, filed December 22, 2008.
(16)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated March 30, 2009, filed April 3, 2009.
(17)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 2010.
(18)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated November 11, 2010, filed November 12, 2010.
(19)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Annual Report on Form 10-K, for the fiscal year ended September 30, 2010.
(20)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated December 8, 2010, filed December 10, 2010.
(21)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated December 10, 2010, filed December 14, 2010.
(22)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Quarterly Report on Form 10-Q, for the quarter ended December 31, 2010.
(23)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated February 15, 2011, filed February 16, 2011.
(24)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated February 24, 2011, filed February 25, 2011.
(25)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated March 11, 2011, filed March 14, 2011.
(26)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated October 27, 2009, filed March 18, 2011.
(27)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Quarterly Report on Form 10-Q, for the quarter ended March 31, 2011.
(28)	Incorporated by reference to the indicated exhibit filed with Headwaters’ Current Report on Form 8-K, for the event dated August 5, 2011, filed August 8, 2011.

(b)	Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report. See Item 15 (a) 3 above.

(c)	Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this report. See Item 15 (a) 2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEADWATERS INCORPORATED

By:	/S/ KIRK A. BENSON
Kirk A. Benson Chief Executive Officer (Principal Executive Officer)

By:	/S/ DONALD P. NEWMAN
Donald P. Newman Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 18, 2011

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Harlan M. Hatfield and Donald P. Newman, and each of them, his/her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ KIRK A. BENSON Kirk A. Benson	Director and Chief Executive Officer (Principal Executive Officer)	November 18, 2011

/S/ DONALD P. NEWMAN Donald P. Newman	Chief Financial Officer (Principal Financial and Accounting Officer)	November 18, 2011

/S/ JAMES A. HERICKHOFF James A. Herickhoff	Director	November 18, 2011

/S/ RAYMOND J. WELLER Raymond J. Weller	Director	November 18, 2011

/S/ E. J. “JAKE” GARN E. J. “Jake” Garn	Director	November 18, 2011

/S/ R SAM CHRISTENSEN R Sam Christensen	Director	November 18, 2011

/S/ WILLIAM S. DICKINSON William S. Dickinson	Director	November 18, 2011

/S/ MALYN K. MALQUIST Malyn K. Malquist	Director	November 18, 2011

/S/ BLAKE O. FISHER, JR. Blake O. Fisher, Jr.	Director	November 18, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Headwaters Incorporated

We have audited the accompanying consolidated balance sheets of Headwaters Incorporated as of September 30, 2010 and 2011 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Headwaters Incorporated at September 30, 2010 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Headwaters Incorporated’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 18, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Costa Mesa, California

November 18, 2011

HEADWATERS INCORPORATED

CONSOLIDATED BALANCE SHEETS

	As of September 30,
(in thousands, except par value)	2010	2011
ASSETS
Current assets:
Cash and cash equivalents	$90,984	$50,810
Trade receivables, net	92,279	90,931
Inventories	40,848	33,247
Current and deferred income taxes	12,050	3,087
Assets held for sale	0	6,777
Other	9,106	6,954

Total current assets	245,267	191,806

Property, plant and equipment, net	268,650	164,709

Other assets:
Intangible assets, net	183,371	164,221
Goodwill	115,999	116,671
Assets held for sale	0	24,446
Other	75,687	66,384

Total other assets	375,057	371,722

Total assets	$888,974	$728,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,412	$18,979
Accrued personnel costs	27,703	23,030
Accrued interest	17,797	18,336
Liabilities held for sale	0	7,470
Other accrued liabilities	37,392	45,387
Current portion of long-term debt	0	9,014

Total current liabilities	98,304	122,216

Long-term liabilities:
Long-term debt	469,875	518,789
Deferred income taxes	9,739	4,216
Unrecognized income tax benefits	14,081	11,693
Liabilities held for sale	0	5,507
Other	15,034	9,080

Total long-term liabilities	508,729	549,285

Total liabilities	607,033	671,501

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; authorized 100,000 shares at September 30, 2010 and 200,000 shares at September 30, 2011; issued and outstanding: 60,490 shares at September 30, 2010 and 60,947 shares at September 30, 2011	60	61
Capital in excess of par value	633,171	637,547
Retained earnings (accumulated deficit)	(350,940)	(580,861)
Other	(350)	(11)

Total stockholders’ equity	281,941	56,736

Total liabilities and stockholders’ equity	$888,974	$728,237

See accompanying notes.

HEADWATERS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
(in thousands, except per-share data)	2009	2010	2011
Revenue:
Light building products	$340,688	$316,884	$314,062
Heavy construction materials	260,934	258,264	253,300
Energy technology	6,773	23,065	24,592

Total revenue	608,395	598,213	591,954

Cost of revenue:
Light building products	258,809	227,637	238,377
Heavy construction materials	186,067	192,785	193,006
Energy technology	2,468	5,999	10,648

Total cost of revenue	447,344	426,421	442,031

Gross profit	161,051	171,792	149,923

Operating expenses:
Amortization	23,358	22,218	22,359
Research and development	9,310	8,182	6,451
Selling, general and administrative	104,797	104,013	111,358
Asset impairments and restructuring costs	0	3,462	17,930
Goodwill impairment	465,656	0	0

Total operating expenses	603,121	137,875	158,098

Operating income (loss)	(442,070)	33,917	(8,175)

Other income (expense):
Net interest expense	(45,606)	(71,182)	(126,252)
Other, net	(1,869)	4,522	324

Total other income (expense), net	(47,475)	(66,660)	(125,928)

Loss from continuing operations before income taxes	(489,545)	(32,743)	(134,103)
Income tax benefit	74,337	11,663	171

Loss from continuing operations	(415,208)	(21,080)	(133,932)
Loss from discontinued operations, net of income taxes	(10,477)	(28,402)	(95,989)

Net loss	$(425,685)	$(49,482)	$(229,921)

Basic and diluted loss per share:
From continuing operations	$(9.58)	$(0.35)	$(2.21)
From discontinued operations	(0.24)	(0.48)	(1.59)

	$(9.82)	$(0.83)	$(3.80)

See accompanying notes.

HEADWATERS INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Capital in excess of par value	Retained earnings (accumulated deficit)	Treasury stock, at cost	Other	Total stockholders’ equity

(in thousands)	Shares	Amount
Balances as of September 30, 2008	42,035	$42	$540,636	$124,227	$(7,281)	$(1,580)	$656,044
Issuance of common stock, net of offering costs of $2,947	9,600	10	34,483				34,493
Issuance of common stock in exchange for convertible senior subordinated notes, net of income tax effect of $11,237	8,350	8	45,585				45,593
Issuance of restricted stock, net of cancellations	187	0					0
Exercise of stock options	73	0	410				410
Income tax benefit from exercise of stock options			35				35
399 shares of treasury stock transferred to employee stock purchase plan, at cost			(4,152)		5,234		1,082
Issuance of convertible debt			6,844				6,844
Stock-based compensation			5,610				5,610
Other comprehensive income, net of taxes—cash flow hedge and foreign currency translation adjustments						294	294
Net loss for the year ended September 30, 2009				(425,685)			(425,685)

Balances as of September 30, 2009	60,245	60	629,451	(301,458)	(2,047)	(1,286)	324,720

Issuance of restricted stock, net of cancellations	191	0					0
165 shares of treasury stock transferred to employee stock purchase plan, at cost			(1,433)		2,047		614
Issuance of common stock pursuant to employee stock purchase plan	54	0	138				138
Stock-based compensation			5,015				5,015
Other comprehensive income, net of taxes—cash flow hedge and foreign currency translation adjustments						936	936
Net loss for the year ended September 30, 2010				(49,482)			(49,482)

Balances as of September 30, 2010	60,490	60	633,171	(350,940)	0	(350)	281,941

Issuance of restricted stock, net of cancellations	186	0					0
Issuance of common stock pursuant to employee stock purchase plan	250	1	718				719
Exercise of stock appreciation rights	21	0					0
Stock-based compensation			3,658				3,658
Other comprehensive income, net of taxes—cash flow hedge						339	339
Net loss for the year ended September 30, 2011				(229,921)			(229,921)

Balances as of September 30, 2011	60,947	$61	$637,547	$(580,861)	$0	$(11)	$56,736

See accompanying notes.

HEADWATERS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
(in thousands)	2009	2010	2011
Cash flows from operating activities:
Net loss	$(425,685)	$(49,482)	$(229,921)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	66,073	60,398	64,230
Asset impairments and non-cash restructuring costs	0	37,962	86,702
Goodwill impairment	465,656	0	0
Interest expense related to amortization of debt issue costs and debt discount	13,459	16,027	20,069
Stock-based compensation	5,610	5,015	3,658
Deferred income taxes	(81,588)	(17,260)	(34)
Net gains of unconsolidated joint ventures	(2,185)	(13,647)	(3,990)
Gain on sale of investment in unconsolidated joint venture	0	(3,876)	0
Net gain on disposition of property, plant and equipment	(357)	(683)	(329)
Net loss from convertible debt extinguishment and conversion transactions	2,058	0	0
Decrease (increase) in trade receivables	26,184	(868)	(1,986)
Decrease in inventories	13,360	52	3,233
Increase (decrease) in accounts payable and accrued liabilities	(16,233)	10,000	9,336
Other changes in operating assets and liabilities, net	(7,354)	19,112	(2,682)

Net cash provided by (used in) operating activities	58,998	62,750	(51,714)

Cash flows from investing activities:
Purchase of property, plant and equipment	(64,208)	(25,316)	(27,381)
Proceeds from disposition of property, plant and equipment	3,187	3,802	556
Net decrease (increase) in long-term receivables and deposits	(11,662)	(7,613)	816
Proceeds from sale of investment in unconsolidated joint venture and other cash payments from unconsolidated joint venture	0	17,844	0
Payments for acquisitions, net of cash acquired	(10,792)	(1,591)	(2,466)
Net change in other assets	(1,445)	(514)	(1,197)

Net cash used in investing activities	(84,920)	(13,388)	(29,672)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	42,659	316,187	392,942
Payments on long-term debt	(54,659)	(288,795)	(352,449)
Other debt issue costs	(3,801)	(2,456)	0
Net proceeds from issuance of common stock	34,493	0	0
Employee stock purchases	1,082	752	719
Proceeds from exercise of stock options	410	0	0
Income tax benefit from exercise of stock options	35	0	0

Net cash provided by financing activities	20,219	25,688	41,212

Net increase (decrease) in cash and cash equivalents	(5,703)	75,050	(40,174)
Cash and cash equivalents, beginning of year	21,637	15,934	90,984

Cash and cash equivalents, end of year	$15,934	$90,984	$50,810

Supplemental schedule of non-cash investing and financing activities:
Exchanges of convertible senior subordinated notes	$79,672	$—	$—
Issuance of common stock in exchange for convertible debt	56,830	—	—

Supplemental disclosure of cash flow information:
Cash paid for interest	$31,808	$56,345	$106,925
Cash paid (refunded) for income taxes	(3,731)	(37,058)	3,370

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

1.	Description of Business and Organization

Headwaters Incorporated (Headwaters) is a diversified building products company incorporated in Delaware, which provides products, technologies and services to the light and heavy building materials industries. Headwaters’ vision is to improve lives through innovative advancements in construction materials through application, design and purpose.

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

The heavy construction materials segment is the nationwide leader in the management and marketing of coal combustion products (CCPs), including fly ash used as an admixture in concrete, and providing services to electric utilities related to the management of CCPs. Headwaters’ heavy construction materials business is comprised of a nationwide storage and distribution network and also provides CCP disposal and other services. Revenue is diversified geographically and by market.

The energy technology segment has been focused on reducing waste and increasing the value of energy-related feedstocks, primarily in the areas of low-value coal and oil. In coal, Headwaters owns and operates coal cleaning facilities that separate ash from waste coal to provide a refined coal product that is higher in Btu value and lower in impurities than the feedstock coal. As described in Note 4, Headwaters is disposing of all its coal cleaning facilities and they are reflected as assets held for sale in the accompanying consolidated balance sheet as of September 30, 2011. The results of Headwaters’ coal cleaning operations have been presented as discontinued operations for all periods presented. In oil, Headwaters believes that its heavy oil upgrading technology represents a substantial improvement over current refining technologies. Headwaters’ heavy oil upgrading process uses a liquid catalyst precursor to generate a highly active molecular catalyst to convert low-value residual oil from refining into higher-value distillates that can be further refined into gasoline, diesel and other products.

Headwaters’ fiscal year ends on September 30 and unless otherwise noted, references to years refer to Headwaters’ fiscal year rather than a calendar year.

2.	Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. In accordance with the requirements of ASC Topic 810 Consolidation, Headwaters is required to consolidate any variable interest entities for which it is the primary beneficiary; however, as of September 30, 2011, there are none that are material. For investments in entities in which Headwaters has a significant influence over operating and financial decisions (generally defined as owning a voting or economic interest of 20% to 50%), Headwaters applies the equity method of accounting. In instances where Headwaters’ investment is less than 20% and significant influence does not exist, investments are carried at cost. All significant intercompany transactions and accounts are eliminated in consolidation.

As described in more detail in Note 12, Headwaters made acquisitions in 2010 and 2011. These entities’ results of operations for the periods from the acquisition dates through September 30, 2011 have been consolidated with Headwaters’ results; their operations prior to the dates of acquisition have not been included in Headwaters’ consolidated results for any period.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

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

Segment Reporting, Major Customers and Other Concentrations of Risk—Headwaters currently operates three business segments: light building products, heavy construction materials and energy technology. Additional information about these segments is presented in Note 3. No customer accounted for over 10% of total revenue in any year presented and less than 10% of Headwaters’ revenue is from sales outside the United States. In 2009, approximately 12% of Headwaters’ total revenue and cost of revenue was for services. In 2010, approximately 13% of Headwaters’ total revenue and cost of revenue was for services. In 2011, approximately 12% of Headwaters’ total revenue and cost of revenue was for services. Substantially all service-related revenue for all periods was in the heavy construction materials segment. Headwaters purchases a majority of the polypropylene used in its resin-based building products from a single supplier. Management believes that if necessary, the polypropylene could be obtained from other suppliers, although such a change would be disruptive.

Revenue Recognition and Cost of Revenue—Revenue from the sale of building products, CCPs and cleaned coal is recognized upon passage of title to the customer, which coincides with physical delivery and assumption of risk of loss by the customer. Estimated sales rebates, discounts and allowances pertaining to the sale of building products are provided for at the time of sale and are based primarily upon established policies and historical experience. Revenues include transportation charges and shipping and handling fees associated with delivering products and materials to customers when the transportation and/or shipping and handling is contractually provided for between the customer and Headwaters. Cost of revenue includes shipping and handling fees.

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

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

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

Intangible Assets and Goodwill—Intangible assets consist primarily of identifiable intangible assets obtained in connection with acquisitions. Intangible assets are amortized using the straight-line method, Headwaters’ best estimate of the pattern of economic benefit, over their estimated useful lives. Goodwill consists of the excess of the purchase price for businesses acquired over the fair value of assets acquired, net of liabilities assumed. As described in more detail in Note 6, in accordance with ASC Topic 350 Intangibles—Goodwill and Other, goodwill is not amortized, but is tested at least annually for impairment. A goodwill impairment charge was recorded in 2009, as more fully described in Note 6.

Valuation of Long-Lived Assets—Headwaters evaluates the carrying value of long-lived assets, including intangible assets and goodwill, as well as the related amortization periods, to determine whether adjustments to carrying amounts or to estimated useful lives are required based on current events and circumstances. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flow from that asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Asset impairment charges for long-lived assets were recorded in both 2010 and 2011, as more fully described in Note 6.

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

Headwaters formally documents all hedge transactions at inception of the contract, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking the derivatives that are designated as hedges to specific assets, liabilities, firm commitments or forecasted transactions. Headwaters also formally assesses the effectiveness of any hedging instruments on an ongoing basis. Historically, Headwaters has entered into hedge agreements to limit its exposure for interest rate movements and certain commodity price fluctuations. Currently, except for hedges entered into by the joint venture in which Headwaters is a partner, and the convertible note hedge and warrant transaction described in Note 7, Headwaters has no hedge agreements or other derivatives in place.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

Asset Retirement Obligations—Headwaters has asset retirement obligations associated with the restoration of certain coal cleaning sites and certain CCP disposal sites. Headwaters records its legal obligations associated with the retirement of long-lived assets in accordance with the requirements of ASC Topic 410 Asset Retirements and Environmental Obligations. The fair value of a liability for an asset retirement obligation is recognized in the consolidated financial statements when the asset is placed in service. At such time, the fair value of the liability is estimated using discounted cash flows. In subsequent periods, the retirement obligation is accreted to its estimated future value as of the asset retirement date through charges to operating expenses. An asset equal in value to the retirement obligation is also recorded as a component of the carrying amount of the long-lived asset and is depreciated over the asset’s useful life. As of September 30, 2010 and 2011, asset retirement obligations totaled approximately $3.0 million and $1.8 million, respectively.

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

Advertising Costs—Advertising costs are expensed as incurred, except for the cost of certain materials which are capitalized and amortized to expense as the materials are distributed. Total advertising costs were approximately $6.6 million, $5.7 million and $6.9 million in 2009, 2010 and 2011, respectively.

Warranty Costs—Provision is made for warranty costs at the time of sale, based upon established policies and historical experience. Warranty costs were approximately $2.4 million, $0.9 million and $1.9 million in 2009, 2010 and 2011, respectively.

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

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

Headwaters recognizes compensation expense equal to the grant-date fair value of stock-based awards for all awards expected to vest, over the period during which the related service is rendered by grantees. The fair value of stock-based awards is determined primarily using the Black-Scholes-Merton option pricing model (B-S-M model), adjusted where necessary to account for specific terms of awards that the B-S-M model does not have the capability to consider; for example, awards which have a cap on allowed appreciation. For those awards, the output determined by the B-S-M model has been reduced by an amount determined by a Quasi-Monte Carlo simulation to reflect the reduction in fair value associated with the appreciation cap.

The B-S-M model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. Option valuation models require the input of certain subjective assumptions, including expected stock price volatility and expected term. For stock-based awards, Headwaters primarily uses the “graded vesting” or accelerated method to allocate compensation expense over the requisite service periods. Estimated forfeiture rates are based largely on historical data and ranged from 3% to 5% from 2009 through 2011. As of September 30, 2011, the estimated forfeiture rate for most unvested awards was 4% per year.

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

Recent Accounting Pronouncements—Headwaters has reviewed recently issued accounting standards which have not yet been adopted in order to determine their potential effect, if any, on the results of operations or financial position of Headwaters. Based on that review, Headwaters does not currently believe that any of those accounting pronouncements will have a significant effect on its current or future financial position, results of operations, cash flows or disclosures.

Reclassifications—Certain prior period amounts have been reclassified to conform to the current period’s presentation, including reclassifications related to presentation of the coal cleaning operations as discontinued. The reclassifications had no effect on net income or total assets.

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

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

Revenues for the energy technology segment have consisted primarily of coal sales; however, as described in Note 4, in September 2011 Headwaters committed to a plan to sell its coal cleaning facilities and the related coal sales revenue and results of operations have been reflected as discontinued operations in the accompanying statements of operations for all periods. Currently, continuing revenues for the energy technology segment are expected to consist primarily of catalyst sales. Intersegment sales are immaterial.

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

Segment costs and expenses considered in deriving segment operating income (loss) include cost of revenue, amortization, research and development, and segment-specific selling, general and administrative expenses. Amounts included in the “Corporate” column represent expenses that are not allocated to any segment and include administrative departmental costs and general corporate overhead. Segment assets reflect those specifically attributable to individual segments and primarily include cash, accounts receivable, inventories, property, plant and equipment, intangible assets and goodwill. Certain other assets are included in the “Corporate” column. The operating results of the discontinued coal cleaning business are not included in the tables below for any period, but coal cleaning facility expenditures comprise substantially all of the reported energy technology segment capital expenditures, and assets as of September 30, 2011 do include the coal cleaning assets held for sale.

	2009
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals
Segment revenue	$340,688	$260,934	$6,773	$0	$608,395

Depreciation and amortization	$(40,193)	$(12,371)	$(2,266)	$(340)	$(55,170)

Operating income (loss)	$(458,447)	$47,762	$(15,209)	$(16,176)	$(442,070)

Net interest expense					(45,606)
Other income (expense), net					(1,869)
Income tax benefit					74,337

Loss from continuing operations					(415,208)
Loss from discontinued operations, net of income taxes					(10,477)

Net loss					$(425,685)

Capital expenditures	$6,178	$20,713	$37,276	$41	$64,208

Segment assets	$333,943	$301,757	$192,133	$63,349	$891,182

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

	2010
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals
Segment revenue	$316,884	$258,264	$23,065	$0	$598,213

Depreciation and amortization	$(32,623)	$(13,699)	$(2,185)	$(133)	$(48,640)

Operating income (loss)	$17,178	$33,739	$3,272	$(20,272)	$33,917

Net interest expense					(71,182)
Other income (expense), net					4,522
Income tax benefit					11,663

Loss from continuing operations					(21,080)
Loss from discontinued operations, net of income taxes					(28,402)

Net loss					$(49,482)

Capital expenditures	$18,564	$4,114	$2,611	$27	$25,316

Segment assets	$320,124	$296,488	$166,951	$105,411	$888,974

	2011
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals
Segment revenue	$314,062	$253,300	$24,592	$0	$591,954

Depreciation and amortization	$(37,747)	$(13,847)	$(2,327)	$(87)	$(54,008)

Operating income (loss)	$(14,751)	$31,304	$(10,397)	$(14,331)	$(8,175)

Net interest expense					(126,252)
Other income (expense), net					324
Income tax benefit					171

Loss from continuing operations					(133,932)
Loss from discontinued operations, net of income taxes					(95,989)

Net loss					$(229,921)

Capital expenditures	$14,862	$2,696	$9,823	$0	$27,381

Segment assets, including $31,223 in the energy technology segment related to the discontinued coal cleaning business	$292,411	$298,584	$101,645	$35,597	$728,237

4.	Discontinued Operations

Headwaters assessed the strategic fit of its various operations and is pursuing divestiture of certain businesses in the energy technology segment which do not align with its long-term strategy. In September 2011, the Board of Directors committed to a plan to sell the coal cleaning business, which is part of the energy technology segment. Headwaters currently expects to sell the business to one or more buyers before the end of 2012.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

In September 2011, the coal cleaning business met all the criteria for classification as held for sale and presentation as a discontinued operation and accordingly, the assets and liabilities associated with this business have been reflected as held for sale in the accompanying consolidated balance sheet as of September 30, 2011. The results of Headwaters’ coal cleaning operations have been presented as discontinued operations for all periods presented. Certain summarized information for the discontinued coal cleaning business is presented in the table below.

(in thousands)	2009	2010	2011
Revenue	$58,281	$56,486	$48,476

Loss from discontinued operations before income taxes	$(26,539)	$(52,954)	$(91,615)
Income tax benefit (provision)	16,062	24,552	(4,374)

Loss from discontinued operations, net of income taxes	$(10,477)	$(28,402)	$(95,989)

Current assets held for sale consist primarily of accounts receivable and inventory. Non-current assets held for sale consist of approximately $16.1 million of property, plant and equipment and approximately $8.3 million of other assets, all of which are recorded at the lower of historical carrying amount or fair value as of September 30, 2011. If assumptions regarding future cash flows from the sale of the coal cleaning assets prove to be incorrect, Headwaters may be required to record a loss or a gain when the assets are sold. Liabilities held for sale consist primarily of accrued liabilities.

5.	Current Assets

Trade Receivables Allowance—Activity in the trade receivables allowance account was as follows for the three-year period ended September 30, 2011.

(in thousands)	Balance at beginning of year	Charged to expense	Reclassified to assets held for sale	Accounts written off	Balance at end of year
2009	$3,754	$1,191	$0	$(1,649)	$3,296
2010	3,296	892	0	(668)	3,520
2011	3,520	1,008	(826)	(764)	2,938

Inventories—Inventories consisted of the following at September 30:

(in thousands)	2010	2011
Raw materials	$15,262	$9,370
Finished goods	25,586	23,877

	$40,848	$33,247

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

6.	Long-Lived Assets

Property, Plant and Equipment—Property, plant and equipment consisted of the following at September 30:

(in thousands)	Estimated useful lives	2010	2011
Land and improvements	15 - 40 years	$11,584	$11,402
Coal rights	—	14,032	0
Buildings and improvements	2 - 40 years	104,910	58,702
Equipment and vehicles	2 - 30 years	229,324	187,689
Dies and molds	2 - 20 years	75,968	76,701
Construction in progress	—	11,751	4,907

		447,569	339,401
Less accumulated depreciation		(178,919)	(174,692)

Net property, plant and equipment		$268,650	$164,709

Depreciation expense was approximately $42.7 million, $38.2 million and $41.9 million in 2009, 2010 and 2011, respectively.

In 2010 and 2011, Headwaters recorded asset impairments totaling approximately $38.0 million and $75.4 million, respectively. In 2010, the asset impairments consisted of approximately $34.5 million in the energy technology segment related to coal cleaning facilities and $3.5 million in the heavy construction materials segment related to a CCP loading facility that was not being utilized for fly ash shipments as originally planned. In 2011, the asset impairments consisted of approximately $72.0 million in the energy technology segment, all related to Headwaters’ coal cleaning business, and $3.4 million of restructuring costs in the light building products segment (see Note 13).

During 2010, many of Headwaters’ coal cleaning assets were idled or produced coal at low levels of capacity and were cash flow negative for these or other reasons. Using assumptions in a forecast of future cash flows that were based primarily on historical operating conditions, Headwaters determined that a coal cleaning asset impairment existed at September 30, 2010 and recorded a non-cash impairment charge of $34.5 million. During 2011, a number of Headwaters’ coal cleaning assets remained idle or were producing coal at low levels. These low production levels resulted in a forecast of future cash flows that indicated a further impairment existed and Headwaters recorded an additional non-cash impairment charge of $37.0 million in the March 2011 quarter. Finally, in September 2011, in connection with the commitment to sell the coal cleaning facilities, another non-cash impairment charge of $35.0 million was recorded to reduce the carrying value of the assets to fair value less estimated selling costs.

Management used its best efforts to reasonably estimate all of the fair value “Level 3” inputs in the cash flow models utilized to estimate the impairments, including current and forecasted market prices of coal, inflation, useful lives of probable reserves, historical production levels, and offers of interest to acquire the assets from third parties. Materially different input estimates and assumptions, including the probabilities of differing potential outcomes, would necessarily result in materially different calculations of expected future cash flows and asset fair values and materially different impairment estimates.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

Intangible Assets—All of Headwaters’ identified intangible assets are being amortized. The following table summarizes the gross carrying amounts and related accumulated amortization of intangible assets as of September 30:

	Estimated useful lives	2010		2011
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
CCP contracts	8 - 20 years	$117,690	$51,912	$117,690	$58,643
Customer relationships	5 - 15 years	77,603	32,537	77,914	38,454
Trade names	5 - 20 years	67,425	20,114	67,890	23,608
Patents and patented technologies	4 - 19 years	53,426	31,044	54,736	36,296
Other	2 - 17 years	5,661	2,827	4,985	1,993

		$321,805	$138,434	$323,215	$158,994

Total amortization expense related to intangible assets was approximately $23.4 million, $22.2 million and $22.4 million in 2009, 2010 and 2011, respectively. Total estimated annual amortization expense for 2012 through 2016 is shown in the following table.

Year ending September 30:	(in thousands)
2012	$20,640
2013	19,685
2014	19,161
2015	15,042
2016	14,785

Goodwill—Changes in the carrying amount of goodwill, by segment, are as follows for the two-year period ended September 30, 2011.

(in thousands)	Light building products	Heavy construction materials	Total
Balances as of September 30, 2009 and 2010	$0	$115,999	$115,999
Finalization of purchase price	242		242
Goodwill related to 2011 acquisitions	430		430

Balances as of September 30, 2011	$672	$115,999	$116,671

The adjustment reflected above represents the finalization of accounting for an acquisition that occurred in late 2010. In accordance with the requirements of ASC Topic 350 Intangibles–Goodwill and Other, Headwaters does not amortize goodwill, all of which relates to acquisitions. Under the requirements of ASC Topic 350, Headwaters is required to periodically test for goodwill impairment, at least annually, or sooner if indicators of possible impairment arise. Headwaters performs its annual impairment testing as of June 30, using a two-step process that begins with an estimation of the fair values of the reporting units that have goodwill. For all periods presented, Headwaters’ reporting units for purposes of testing for goodwill impairment are the same as its operating segments.

Step 1 of impairment testing consists of determining and comparing the fair value of a reporting unit, calculated primarily using discounted expected future cash flows, to the carrying value of the reporting unit. If

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

step 1 is failed for a reporting unit, indicating a potential impairment, Headwaters is required to complete step 2, which is a more detailed test to calculate the implied fair value of goodwill, and compare that value to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is required to be recorded.

Due to the decline in the new housing and residential repair and remodeling markets, the continued downward revisions by market analysts of near-term projections in these markets, the collapse of the credit markets in 2009 and the significant decline in Headwaters’ stock price during the six months ended March 31, 2009, management determined that indicators of goodwill impairment in the light building products reporting unit existed. In addition, the significant declines in coal and oil prices and in Headwaters’ stock price indicated potential goodwill impairment in the energy technology reporting unit as well. Accordingly, Headwaters performed goodwill impairment tests for both the light building products and energy technology reporting units during the quarter ended March 31, 2009. Upon completion of the impairment tests, Headwaters wrote off all remaining goodwill in the light building products and energy technology reporting units, totaling approximately $465.7 million. None of the impairment charges affected Headwaters’ cash position, cash flow from operating activities or senior debt covenant compliance. Changes in the credit markets in 2009 increased Headwaters’ borrowing rate, which borrowing rate directly affected the discount rate used in the goodwill impairment calculations. This increase in the discount rate led to the majority of the goodwill impairment.

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

7.	Liabilities

Other Accrued Liabilities—Other accrued liabilities consisted of the following at September 30:

(in thousands)	2010	2011
Legal and professional fees	$3,148	$17,920
Cost of product received but not yet invoiced	15,443	16,055
Other	18,801	11,412

	$37,392	$45,387

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

Long-term debt—The total undiscounted face amount of Headwaters’ outstanding long-term debt was $495.8 million and $543.1 million as of September 30, 2010 and 2011, respectively. As of those dates, long-term debt consisted of the following:

(in thousands)	2010	2011
7-5/8% Senior secured notes	$0	$400,000
11-3/8% Senior secured notes (face amount $328,250), net of discount	325,800	0
Convertible senior subordinated notes:
16%, due 2016 with put date of June 2012 (face amount $19,277 at September 30, 2010 and $9,233 at September 30, 2011), net of discount	18,152	9,014
2.50%, due 2014 (face amount $120,900), net of discount	101,120	106,688
14.75%, due 2014 (face amount $27,370 at September 30, 2010 and $12,965 at September 30, 2011), net of discount	24,803	12,101

Total convertible senior subordinated notes, net of applicable discounts	144,075	127,803

	469,875	527,803

Less current portion	0	(9,014)

Carrying amount of long-term debt, net of discounts	$469,875	$518,789

Senior Secured Debt Repaid in October 2009—Headwaters’ senior secured borrowings as of September 30, 2009 consisted of a first lien term loan in the amount of $163.0 million, plus $25.0 million outstanding under an associated revolving credit arrangement. As described below, in October 2009 Headwaters issued $328.3 million of 11-3/8% senior secured notes due 2014 and used most of the proceeds to repay all amounts owed under the senior secured credit facility, at which time the facility was terminated. In connection with the termination of the credit facility and early repayment of the outstanding debt, Headwaters wrote off all remaining related debt issue costs, aggregating approximately $2.0 million. In addition, in connection with consultations related to recapitalization transactions that occurred in October 2009 and other periods, Headwaters incurred $3.3 million of costs that were expensed during the December 2009 quarter, which amount was included in selling, general and administrative expenses.

11-3/8% Senior Secured Notes—In October 2009, Headwaters issued approximately $328.3 million of 11-3/8% senior secured notes for net proceeds of approximately $316.2 million. Headwaters used most of the net proceeds to repay all of its obligations under the former senior secured credit facility described above and the outstanding 2.875% convertible senior subordinated notes. Also in October 2009, Headwaters entered into a $70.0 million asset-based revolving loan facility (ABL Revolver), described below. The 11-3/8% senior secured notes, which were due to mature in November 2014, were repaid in March 2011 with proceeds from the issuance of 7-5/8% senior secured notes described below. The 11-3/8% notes were issued at 99.067% of face value, or a discount of approximately $3.1 million, which discount was being amortized to interest expense over the five-year term. Upon early repayment in March 2011, the remaining unamortized balances of approximately $2.2 million of debt discount and $6.6 million of debt issue costs were written off and charged to interest expense, as was $1.1 million of banking fees related to the tender offer.

7-5/8% Senior Secured Notes—In March 2011, Headwaters issued $400.0 million of 7-5/8% senior secured notes for net proceeds of approximately $392.9 million. Headwaters used most of the net proceeds to repay the 11-3/8% senior secured notes described above and the related early repayment premium of approximately $59.0 million (which premium was charged to interest expense). The 7-5/8% notes mature in April 2019 and bear

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

interest at a rate of 7.625%, payable semiannually. The notes are secured by substantially all assets of Headwaters, with the exception of joint venture assets; however, the note holders have a second priority position with respect to the assets that secure the ABL Revolver, currently consisting of certain trade receivables and inventories of Headwaters’ light building products and heavy construction materials segments. The notes are senior in priority to all other outstanding and future subordinated debt.

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

The senior secured notes limit Headwaters in the incurrence of additional debt and liens on assets, prepayment of future subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making investments and the payment of dividends or distributions, among other things. Headwaters was in compliance with all debt covenants as of September 30, 2011.

ABL Revolver—Since entering into the ABL Revolver, Headwaters has not borrowed any funds under the terms of the ABL Revolver and has no borrowings outstanding as of September 30, 2011. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of Headwaters’ light building products and heavy construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets of Headwaters. During 2011, Headwaters secured a letter of credit under terms of the ABL Revolver for approximately $16.1 million in order to post bond to enable the filing of an appeal in the Boynton matter described in Note 14. As of September 30, 2011, availability under the ABL Revolver was approximately $52.9 million.

Outstanding borrowings under the ABL Revolver accrue interest at Headwaters’ option, at either i) the London Interbank Offered Rate (LIBOR) plus 2.25%, 2.50% or 2.75%, depending on Headwaters’ fixed charge coverage ratio; or ii) the “Base Rate” plus 1.0%, 1.25% or 1.5%, again depending on the fixed charge coverage ratio. The base rate is subject to a floor equal to the highest of i) the prime rate, ii) the federal funds rate plus 0.5%, and iii) the 30-day LIBOR rate plus 1.0%. Fees on the unused portion of the ABL Revolver range from 0.25% to 0.50%, depending on the amount of the credit facility which is utilized. If there would have been borrowings outstanding under the ABL Revolver as of September 30, 2011, the interest rate on those borrowings would have been approximately 3.1%. The ABL Revolver terminates three months prior to the earliest maturity date of the senior secured notes or any of the convertible senior subordinated notes, but no later than October 2014, at which time any amounts borrowed must be repaid.

The ABL Revolver contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling assets, making capital expenditures, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than a specified percentage, Headwaters is required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period. Headwaters was in compliance with all covenants as of September 30, 2011.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

2.875% Convertible Senior Subordinated Notes Due 2016—In 2004, Headwaters issued $172.5 million of 2.875% convertible senior subordinated notes. In 2009, Headwaters entered into separate, privately-negotiated agreements with certain holders of the notes to exchange approximately $80.9 million in aggregate principal amount of the notes for approximately $63.3 million in aggregate principal amount of new 16% convertible senior subordinated notes due 2016, described below. Subsequently in 2009, Headwaters exchanged approximately $19.8 million of the 2.875% convertible senior subordinated notes plus related accrued interest for approximately 4.8 million shares of common stock. Finally, in October 2009, Headwaters repaid the remaining balance of $71.8 million of these notes with a portion of the proceeds from the issuance of the 11-3/8% senior secured notes described above. In connection with the October 2009 early repayment, Headwaters wrote off all remaining related debt issue costs, aggregating approximately $0.6 million.

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

In 2010, Headwaters repurchased and canceled approximately $29.0 million in aggregate principal amount of the 16% notes. Terms of repayment included premiums totaling approximately $5.0 million, which were recorded as interest expense. Accelerated debt discount and debt issue costs aggregating approximately $2.1 million were also charged to interest expense. In 2011, Headwaters repurchased and canceled approximately $10.0 million in aggregate principal amount of the 16% notes. Terms of repayment included premiums totaling approximately $1.7 million, which were recorded as interest expense. Accelerated debt discount and debt issue costs aggregating approximately $0.6 million were also charged to interest expense. Following all of the above-described transactions, approximately $9.2 million of these notes remained outstanding as of September 30, 2011.

The 16% notes are subordinate to the 7-5/8% senior secured notes described above and rank equally with the 2.50% and 14.75% convertible senior subordinated notes due 2014 described below, as well as any future issuances of senior subordinated debt. Holders of the 16% notes may convert the notes into shares of Headwaters’ common stock at a conversion rate of 42.5532 shares per $1,000 principal amount ($23.50 conversion price), or approximately 0.4 million aggregate shares of common stock, contingent upon certain events. The conversion rate is adjusted for events related to Headwaters’ common stock, including common stock issued as a dividend, rights or warrants to purchase common stock issued to all holders of Headwaters’ common stock, and other similar rights or events that apply to all holders of common stock. Upon conversion, Headwaters will pay cash up to the principal amount of the notes, and, at Headwaters’ option, cash, shares of common stock, or a combination of cash and shares, to the extent the price of Headwaters’ common stock exceeds the conversion price during a 20-trading-day observation period. The conversion rate is also adjusted for certain corporate transactions referred to as “fundamental changes.”

The 16% notes are convertible if any of the following five criteria are met: 1) satisfaction of a market price condition which becomes operative if, prior to June 1, 2012, in any calendar quarter the closing price of Headwaters’ common stock exceeds $30.55 per share for at least 20 trading days in the 30 consecutive trading

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

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

Headwaters may redeem at par any portion of the notes on or after June 4, 2012. In addition, the holders of the notes have the right to require Headwaters to repurchase all or a portion of the notes on June 1, 2012 or if a fundamental change in common stock occurs, including termination of trading. These notes have been classified as current in the accompanying consolidated balance sheet as of September 30, 2011.

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

The 2.50% notes are convertible at the option of the holders prior to December 1, 2013 if any of the following criteria are met: 1) during any fiscal quarter the closing price of Headwaters’ common stock exceeds $38.32 per share for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five-business-day period after any ten-consecutive-trading-day period, the notes trade at less than 98% of the product of the common stock trading price and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the notes; or 3) upon the occurrence of specified corporate transactions. The notes are convertible on or after December 1, 2013 regardless of the foregoing circumstances. Headwaters may not redeem the notes. If a fundamental change in common stock occurs, including termination of trading, holders may require Headwaters to repurchase the notes at a price equal to the principal amount plus any accrued interest.

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

Subsequent to September 30, 2011, Headwaters repurchased and canceled $6.5 million in aggregate principal amount of the 2.50% notes for cash consideration of approximately $4.7 million. As of November 18, 2011, $114.4 million of these notes remained outstanding.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

14.75% Convertible Senior Subordinated Notes Due 2014—As noted above, in 2009 Headwaters exchanged approximately $39.1 million of the 2.50% convertible senior subordinated notes due 2014 for approximately $27.4 million of new 14.75% convertible senior subordinated notes due 2014 (with interest payable semi-annually). A gain, recorded in other income (expense) of approximately $2.8 million, was recognized on the extinguishment of debt. Additionally, approximately $0.7 million of unamortized debt issue costs related to the extinguished $39.1 million of debt was charged to interest expense.

In 2011, Headwaters repurchased and canceled approximately $14.4 million in aggregate principal amount of the 14.75% notes. Terms of repayment included premiums totaling approximately $1.8 million, which were recorded as interest expense. Accelerated debt discount and debt issue costs aggregating approximately $1.1 million were also charged to interest expense. Approximately $13.0 million of these notes remained outstanding as of September 30, 2011.

The conversion rate for the 14.75% notes is 48.4623 shares per $1,000 principal amount ($20.63 conversion price), subject to adjustment. The conversion rate and the interest rate are the primary differences in terms between the 2.50% notes and the 14.75% notes.

Interest and Debt Maturities—During 2009, Headwaters incurred total interest costs of approximately $47.9 million, including approximately $13.5 million of non-cash interest expense and approximately $1.4 million of interest costs that were capitalized. During 2010, Headwaters incurred total interest costs of approximately $72.4 million, including approximately $16.0 million of non-cash interest expense and approximately $0.4 million of interest costs that were capitalized. During 2011, Headwaters incurred total interest costs of approximately $127.0 million, including approximately $20.1 million of non-cash interest expense and approximately $0.1 million of interest costs that were capitalized. Interest expense for 2011 includes approximately $62.6 million of early repayment premiums, of which $59.0 million related to the retirement of the 11-3/8% senior secured notes in March 2011.

Interest income was approximately $0.4 million, $0.3 million and $0.3 million for 2009, 2010 and 2011, respectively. The weighted-average interest rate on the face amount of outstanding long-term debt, disregarding amortization of debt discount and debt issue costs, was approximately 9.6% and 6.8% at September 30, 2010 and 2011, respectively.

There are currently no maturities of debt prior to 2014, unless the holders of the 16% convertible senior subordinated notes exercise their put option in 2012 (or Headwaters calls the notes for redemption). Future maturities of long-term debt as of September 30, 2011 are shown in the following table.

Year ending September 30,	(in thousands)
2014	$133,865
2016	9,233
2019	400,000

Total long-term debt	$543,098

8.	Fair Value of Financial Instruments

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

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

All of Headwaters’ outstanding long-term debt as of September 30, 2010 and 2011 was fixed-rate. Using fair values for the debt, the aggregate fair value of Headwaters’ long-term debt as of September 30, 2010 would have been approximately $495.0 million, compared to a carrying value of $469.9 million, and the aggregate fair value as of September 30, 2011 would have been approximately $427.0 million, compared to a carrying value of $527.8 million.

Fair value “Level 2” estimates for long-term debt were based primarily on discounted future cash flows using estimated current risk-adjusted borrowing rates for similar instruments. The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from current market interest rates and differences between Headwaters’ common stock price at the balance sheet measurement dates and the conversion prices for the convertible senior subordinated notes.

9.	Income Taxes

In 2011, Headwaters recorded income taxes related to continuing operations with an effective income tax rate of near 0%. In 2009 and 2010, the income tax benefit rates were approximately15% and 36%, respectively. Exclusive of the goodwill impairment recorded in 2009, most of which was not tax-deductible, the effective income tax benefit rate for 2009 would have approximated the statutory rate. Headwaters utilized its 2009 and prior year federal net operating losses (NOLs) by carrying those amounts back to prior years, receiving income tax refunds. NOLs and tax credit carryforwards for 2010 were offset by Headwaters’ existing deferred income tax liabilities resulting in a near $0 deferred tax position as of September 30, 2010.

In 2011, Headwaters recorded a full valuation allowance on its net amortizable deferred tax assets and recorded a minimal income tax benefit even though there was a pre-tax loss of approximately $134.1 million. The reported income tax rate for 2011 of near 0% is due to not recognizing benefit for pre-tax losses and tax credits. A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. Because the realization of Headwaters’ deferred tax assets is dependent upon future income in domestic and foreign jurisdictions that have generated losses, management determined that Headwaters no longer meets the “more likely than not” threshold that NOLs, tax credits and other deferred tax assets will be realized. Accordingly, a valuation allowance is required.

As of September 30, 2011, Headwaters’ NOL and capital loss carryforwards total approximately $63.4 million (tax effected). The U.S. and state NOLs and capital losses expire from 2012 to 2031. Substantially all of the non-U.S. NOLs do not expire. In addition, there are approximately $21.2 million of tax credit carryforwards as of September 30, 2011, which expire from 2014 to 2031.

The income tax benefit consisted of the following for the years ended September 30:

(in thousands)	2009	2010	2011
Current tax benefit (provision):
Federal	$6,565	$17,586	$1,109
State	(1,894)	1,979	(968)

Total current tax benefit	4,671	19,565	141
Deferred tax benefit (provision):
Federal	59,538	(7,635)	30
State	10,128	(267)	0

Total deferred tax benefit (provision)	69,666	(7,902)	30

Total income tax benefit	$74,337	$11,663	$171

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

The benefit for income taxes differs from the amount computed using the statutory federal income tax rate due to the following:

(in thousands)	2009	2010	2011
Tax benefit at U.S. statutory rate	$171,341	$11,460	$46,936
State income taxes, net of federal tax effect	5,507	1,055	(968)
Valuation allowance	(3,978)	(928)	(45,310)
Estimated tax credits	765	765	0
Goodwill impairment	(100,425)	0	0
Other	1,127	(689)	(487)

Income tax benefit	$74,337	$11,663	$171

The components of Headwaters’ deferred income tax assets and liabilities were as follows as of September 30:

(in thousands)	2010	2011
Deferred tax assets:
NOL and capital loss carryforwards	$23,452	$63,427
Tax credit carryforwards	16,051	21,221
Debt repurchase premium	0	20,297
Stock-based compensation	10,029	9,365
Convertible note hedge	6,600	4,796
Reserves and allowances	3,730	3,857
Estimated liabilities	0	3,199
Other	394	2,261
Valuation allowances	(9,729)	(104,531)

Total deferred tax assets	50,527	23,892
Deferred tax liabilities:
Property, plant and equipment basis differences	(32,948)	(9,834)
Goodwill and intangible asset basis differences	(8,577)	(10,869)
Convertible debt discount	(8,383)	(5,469)
Estimated liabilities	(2,714)	0

Total deferred tax liabilities	(52,622)	(26,172)

Net deferred tax liability	$(2,095)	$(2,280)

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

ASC Topic 740 Income Taxes prescribes a consistent financial reporting recognition threshold and measurement standard, as well as criteria for subsequently recognizing, derecognizing and measuring tax positions taken or expected to be taken in a tax return. ASC Topic 740 also requires certain disclosures with respect to the uncertainty in income taxes. A reconciliation of the change in the amount of gross unrecognized income tax benefits is as follows.

(in thousands)	2009	2010	2011
Gross unrecognized income tax benefits at beginning of year	$24,542	$9,024	$11,843
Changes based on tax positions related to the current year	222	93	(872)
Increases for tax positions related to prior years	5,881	4,961	4,915
Reductions for tax positions related to prior years	(20,374)	(1,444)	(5,365)
Settlements	(1,247)	(592)	(1,720)
Lapse of statute of limitations	0	(199)	(489)

Gross unrecognized income tax benefits at end of year	$9,024	$11,843	$8,312

During 2009, Headwaters released approximately $2.1 million of liabilities for interest and penalties. During 2010, Headwaters recognized approximately $0.2 million of interest and penalties. During 2011, Headwaters released approximately $3.4 million of liabilities for interest and penalties and as of September 30, 2011, approximately $2.7 million was accrued for the payment of interest and penalties. Changes to the estimated liability for unrecognized income tax benefits during 2009 were primarily the result of settlement of the IRS audit for the years 2003 and 2004. Changes to the estimated liability for unrecognized income tax benefits during 2011 were primarily the result of settlement of the IRS audit for the years 2005 through 2008. As of September 30, 2011, approximately $9.0 million of unrecognized income tax benefits would affect the 2011 effective tax rate if released into income, due to the impact of the valuation allowance.

The calculation of tax liabilities involves uncertainties in the application of complex tax regulations in multiple jurisdictions. In 2011, Headwaters completed an audit by the IRS for the years 2005 through 2008, which did not result in any material changes to earnings or tax-related liabilities. Headwaters is currently under audit by the IRS for 2009 and has open tax periods subject to examination by various taxing authorities for the years 2005 through 2010. Headwaters recognizes potential liabilities for anticipated tax audit issues in the U.S. and state tax jurisdictions based on estimates of whether, and the extent to which, additional taxes and interest will be due. If events occur (or do not occur) as expected and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer required to be recorded in the consolidated financial statements. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. It is reasonably possible that the amount of Headwaters’ unrecognized income tax benefits will change significantly within the next 12 months. These changes could be the result of Headwaters’ ongoing tax audits or the settlement of outstanding audit issues. However, due to the issues being examined, at the current time, an estimate of the range of reasonably possible outcomes cannot be made, beyond amounts currently accrued.

10.	Equity Securities and Stock-Based Compensation

Authorized Stock—During 2011, Headwaters’ stockholders approved an increase in the number of shares of authorized common stock from 100.0 million to 200.0 million. Headwaters also has 10.0 million shares of authorized preferred stock. No preferred stock was issued or outstanding as of September 30, 2010 or 2011.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

Issuance of Common Stock—As described in more detail in Note 7, in 2009 Headwaters issued approximately 8.3 million shares of common stock in exchange for certain outstanding convertible senior subordinated notes. Also in 2009, Headwaters issued 9.6 million shares of common stock for gross cash proceeds of approximately $37.4 million. After deducting offering costs totaling approximately $2.9 million, the net cash proceeds of $34.5 million were used to pay down Headwaters’ former senior secured term debt.

Shelf Registration—Approximately $212.6 million remains available for future offerings of securities under a universal shelf registration statement which the SEC declared effective in 2009. The shelf registration expires in April 2012. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering could commence under the registration statement.

Grants and Cancellations of Stock Incentive Awards—The Compensation Committee of Headwaters’ Board of Directors (the Committee) approved the grant of approximately 2.4 million, 1.1 million and 0.9 million stock-based awards during 2009, 2010 and 2011, respectively. The awards consisted of stock-settled SARs, restricted stock and restricted stock units granted to directors, officers and employees. Approximately 1.2 million of the 2009 awards were performance-based SARs, which were cancelled on September 30, 2009 because the performance criteria required to be met on or before that date for vesting to occur were not met and the awards could never vest. Accordingly, no expense for those SARs was recognized in 2009 or any other period. Subsequent to September 30, 2011, the Committee granted approximately 1.2 million stock-based awards to officers and employees.

All stock-based awards for the years 2009 through 2011 and subsequent thereto were granted under existing equity compensation plans, and all of the SARs have an exercise price equal to the fair market value of Headwaters’ common stock on the dates of grant and a contractual term of 10 years. When exercised by grantees, stock-settled SARs are settled in Headwaters’ common stock. Headwaters has also granted cash-settled SARs as described in Note 14.

Stock-Based Compensation—Stock-based compensation expense was approximately $5.6 million, $5.0 million and $3.7 million in 2009, 2010 and 2011, respectively. The total income tax benefit recognized for stock-based compensation in the consolidated statements of operations was approximately $1.4 million, $1.8 million and $0 for 2009, 2010 and 2011, respectively.

Valuation Assumptions—The fair values of stock-settled SARs have been estimated using the B-S-M model. The following table summarizes the assumptions used in determining the fair values of these awards for the years indicated.

	2009	2010	2011
Expected stock volatility	45% - 60%	65%	65%
Risk-free interest rates	1.4% - 4.0%	0.4% - 3.6%	0.2% - 2.6%
Expected lives (beyond vest dates)	2 - 4 years	4 years	4 years
Dividend yield	0%	0%	0%

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

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

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

Equity Compensation Plans—As of September 30, 2009, Headwaters had four equity compensation plans, three of which were approved by stockholders. In 2010, Headwaters’ stockholders approved the 2010 Incentive Compensation Plan (2010 ICP). The 2010 ICP authorizes the issuance of up to 2.5 million shares of common stock for stock-based incentives, as well as certain cash incentives, as determined by the Committee. In connection with the approval of the 2010 ICP, Headwaters agreed to not issue any additional stock-based awards under any of its other existing compensation plans. Following the grants of equity-based awards made subsequent to September 30, 2011, approximately 0.6 million shares were available for future grants under the 2010 ICP.

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

Stockholder Approval of Equity Compensation Plans—The following table presents information related to stockholder approval of equity compensation plans as of September 30, 2011.

(in thousands)
Plan Category	Maximum shares to be issued upon exercise of options and other awards	Weighted-average exercise price of outstanding options and other awards	Shares remaining available for future issuance under existing equity compensation plans (excluding shares reflected in the first column)
Plans approved by stockholders	3,796	$12.89	1,815
Plans not approved by stockholders	912	15.40	0

Total	4,708	$13.38	1,815

As discussed above, Headwaters has five Plans under which options and SARs have been granted and stockholders have approved four of the five Plans. Headwaters has also issued options not covered by any Plan. The amounts included in the caption “not approved by stockholders” in the above table represent amounts relating to the Plan not approved by stockholders plus all awards granted outside of any Plan.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

Stock Options—The following table summarizes the activity for all of Headwaters’ stock options, including options not granted under the Plans.

(in thousands of shares)	Shares	Weighted- average exercise price	Weighted- average remaining contractual term in years	Aggregate intrinsic value
Outstanding at September 30, 2008	2,075	$20.98
Granted	0	0.00
Exercised	(73)	5.58
Forfeited or expired	(190)	20.35

Outstanding at September 30, 2009	1,812	$21.67	4.2	$0

Granted	0	$0.00
Exercised	0	0.00
Forfeited or expired	(11)	19.92

Outstanding at September 30, 2010	1,801	$21.68	3.2	$0

Granted	0	$0.00
Exercised	0	0.00
Forfeited or expired	(254)	20.64

Outstanding at September 30, 2011	1,547	$21.86	2.2	$0

Exercisable at September 30, 2009	1,808	$21.65	4.2	$0

Exercisable at September 30, 2010	1,801	$21.68	3.2	$0

Exercisable at September 30, 2011	1,547	$21.86	2.2	$0

The total intrinsic value of options exercised in 2009 was approximately $0.1 million.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

SARs—The following table summarizes the activity for all of Headwaters’ stock-settled SARs.

(in thousands of shares)	Shares	Weighted- average threshold price	Weighted- average remaining contractual term in years	Aggregate intrinsic value
Outstanding at September 30, 2008	1,295	$17.68
Granted	2,123	5.58
Exercised	0	0
Forfeited or expired	(1,487)	4.71

Outstanding at September 30, 2009	1,931	$14.37	7.9	$0

Granted	790	$4.60
Exercised	0	0
Forfeited or expired	(106)	13.28

Outstanding at September 30, 2010	2,615	$11.46	7.5	$0

Granted	602	$3.85
Exercised	(96)	4.18
Forfeited or expired	(229)	11.92

Outstanding at September 30, 2011	2,892	$10.08	6.7	$0

Exercisable at September 30, 2009	956	$15.15	7.5	$0

Exercisable at September 30, 2010	1,731	$12.98	7.0	$0

Exercisable at September 30, 2011	2,294	$11.41	6.2	$0

The weighted-average grant-date fair value of SARs granted was $2.57, $2.77 and $2.26 in 2009, 2010 and 2011, respectively. The total intrinsic value of SARs exercised in 2011 was approximately $0.1 million.

Other Stock-Based Awards and Unrecognized Compensation Cost—In addition to the stock options and SARs reflected in the tables above, during 2009 through 2011 Headwaters also issued approximately 0.6 million shares of restricted common stock to officers and employees and approximately 0.3 million restricted stock units to non-affiliated directors. The restricted stock vests over an approximate three-year period and the restricted stock units vest over an approximate one-year period. The restricted stock and restricted stock units were issued at no cost to the recipients and compensation expense equal to the trading price of the stock on the dates of grant is therefore recognized over the related vesting periods, which also represent the requisite service periods. The following table summarizes the activity for Headwaters’ nonvested restricted stock and restricted stock units during 2011.

(in thousands of shares)	Shares	Weighted- average grant date fair value
Outstanding at beginning of year	217	$6.29
Granted	307	4.38
Vested	(311)	5.66
Forfeited	(18)	6.40

Outstanding at end of year	195	$4.28

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

Headwaters also recognizes compensation expense in connection with its Employee Stock Purchase Plan (ESPP). Compensation expense related to restricted stock, restricted stock units and the ESPP was approximately $1.9 million, $2.3 million and $1.9 million in 2009, 2010 and 2011, respectively.

As of September 30, 2011, there was approximately $1.5 million of total compensation cost related to unvested awards not yet recognized, which will be recognized over a weighted-average period of approximately 1.6 years. Due to the grant of stock-based awards subsequent to September 30, 2011 described above, the amount of total compensation cost related to nonvested awards has increased, and the weighted-average period over which compensation cost will be recognized has changed.

11.	Earnings Per Share

The following table sets forth the computation of basic and diluted EPS for the years ended September 30:

(in thousands, except per-share data)	2009	2010	2011
Numerator:
Numerator for basic and diluted earnings per share from continuing operations—loss from continuing operations	$(415,208)	$(21,080)	$(133,932)
Numerator for basic and diluted earnings per share from discontinued operations—loss from discontinued operations, net of income taxes	(10,477)	(28,402)	(95,989)

Numerator for basic and diluted earnings per share—net loss	$(425,685)	$(49,482)	$(229,921)

Denominator:
Denominator for basic and diluted earnings per share—weighted- average shares outstanding	43,337	59,973	60,440

Basic and diluted loss per share from continuing operations	$(9.58)	$(0.35)	$(2.21)
Basic and diluted loss per share from discontinued operations	(0.24)	(0.48)	(1.59)

Basic and diluted loss per share	$(9.82)	$(0.83)	$(3.80)

Anti-dilutive securities not considered in diluted EPS calculation:
SARs	2,035	2,662	2,842
Stock options	1,929	1,807	1,674
Restricted stock	342	117	71
Shares issuable upon conversion of convertible notes	2,758	176	0

12.	Acquisitions

In 2010 and 2011, Headwaters acquired certain assets and assumed certain liabilities of three privately-held companies in the light building products industry. Total consideration for the 2010 acquisition was approximately $1.6 million. Total consideration for the 2011 acquisitions was approximately $2.5 million. In addition, there was approximately $10.8 million paid in 2009 related to a 2008 acquisition.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

13.	Restructuring Costs

As reflected in the statement of operations, Headwaters recorded approximately $17.9 million of restructuring costs in 2011 as a result of actions taken to lower operating costs and improve operational efficiency, primarily in the light building products segment. The charges consisted of workforce reductions and related severance expenses, facility closures and consolidations, and certain asset impairments and write-downs, as shown in the following table. Additional restructuring costs related to the actions taken in 2011, also shown in the table below, will be incurred in 2012. The restructuring effort was initiated primarily due to the ongoing depressed new housing and residential remodeling markets and is currently expected to be completed in 2012.

(in thousands)	Actual expenses incurred in 2011	Estimated expenses to be incurred in 2012	Total estimated expenses
Workforce reductions and related severance expenses	$4,124	$0	$4,124
Facility closures and consolidations	7,213	1,235	8,448
Asset impairments and write-downs	6,593	0	6,593

Total restructuring costs	$17,930	$1,235	$19,165

Most of the expenses related to workforce reductions and related severance and approximately half of the expenses related to facility closures and consolidations have resulted or will result in cash outlays. None of the asset impairments and write-downs (consisting of approximately $3.4 million of property, plant and equipment and $3.2 million of inventory) resulted in cash outlays. The following table shows the activity in the restructuring cost liability accrual during 2011.

(in thousands)
Balance as of September 30, 2010	$0
Costs incurred	7,370
Costs paid	(2,932)

Balance as of September 30, 2011	$4,438

14.	Commitments and Contingencies

Commitments and contingencies as of September 30, 2011 not disclosed elsewhere, are as follows.

Leases—Headwaters has noncancellable operating leases for certain facilities and equipment. Most of these leases have renewal terms and currently are set to expire in various years through 2019. Rental expense was approximately $39.2 million, $41.8 million and $37.8 million in 2009, 2010 and 2011, respectively. As of September 30, 2011, minimum rental payments due under these leases are as follows.

Year ending September 30:	(in thousands)
2012	$29,748
2013	22,931
2014	17,426
2015	12,192
2016	4,331
Thereafter	2,270

$88,898

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

Purchase Commitments—Certain CCP contracts with suppliers require Headwaters to make minimum purchases of raw materials. In addition, some of Headwaters’ other subsidiaries have contracted with suppliers for the future purchase of materials. Actual purchases under contracts with minimum requirements were approximately $18.3 million, $16.9 million and $11.1 million for 2009, 2010 and 2011, respectively. As of September 30, 2011, minimum future purchase requirements, the large majority of which relate to CCP contracts, are as follows.

Year ending September 30:	(in thousands)
2012	$8,738
2013	7,698
2014	6,760
2015	6,512
2016	6,111
Thereafter	31,643

$67,462

Compensation Arrangements—Employment Agreements. Headwaters and its subsidiaries have entered into employment agreements with its Chief Executive Officer and certain other officers. The agreements have original terms ranging from three to five years, some of which are renewable by Headwaters for one-year terms. They provide for annual salaries currently ranging from approximately $0.1 million to $0.7 million annually per person. The aggregate commitment for all future periods as of September 30, 2011, assuming no renewals, is approximately $5.0 million. The agreements for some officers also provide for certain termination benefits.

Cash Performance Unit Awards. In 2009, the Compensation Committee approved grants of performance unit awards to certain officers and employees, to be settled in cash, based on the achievement of goals tied to cumulative divisional free cash flow generated subsequent to September 30, 2008 and prior to September 30, 2028. These awards replaced all existing long-term cash awards, except for certain awards already earned at the date of grant. For purposes of these awards, free cash flow is generally defined as operating income plus depreciation, amortization and asset impairments, reduced by capital expenditures. Payments vest according to a predetermined schedule as free cash flow accumulates over time.

In 2010, the Committee terminated the performance unit awards for all participants in the corporate business unit and assigned a five-year performance period term to the free cash flow goals, aggregating $850.0 million, for the remaining participating business units. Through September 30, 2011, the remaining business units had generated approximately $216.2 million of free cash flow and incurred approximately $2.4 million of expense for these awards, including approximately $1.5 million which was accrued and unpaid as of September 30, 2011. The maximum payout under the amended performance unit awards if all performance criteria were to be achieved by all participating operating divisions would be approximately $28.9 million; however, due to the shortened five-year term of the performance period, the ultimate payout will be significantly less than the maximum payout.

Also in 2010, in accordance with terms of the 2010 ICP, the Committee approved grants of performance unit awards to certain officers and employees in the corporate business unit, to be settled in cash, based on the achievement of goals related to consolidated free cash flow generated in the second half of fiscal 2010. For purposes of these awards, free cash flow is generally defined as operating income plus depreciation, amortization, asset impairments and Section 45 tax credits, reduced by capital expenditures. The awards were

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

calculated using a target compensation amount for each participant and were adjusted, subject to prescribed limitations, based on the actual consolidated free cash flow generated during the six-month performance period ended September 30, 2010, using a threshold/target/maximum adjustment structure. The actual free cash flow generated during the performance period exceeded the maximum level, and the terms of the awards provided for 50% vesting as of September 30, 2011, with the remaining 50% to be vested as of September 30, 2012, provided the participant is still employed by Headwaters on that vesting date. Prior to settlement in cash, the awards are further adjusted using Headwaters’ average stock price for the 60 days immediately preceding each vest date.

In 2011, Headwaters reversed approximately $1.1 million of previously recognized expense for the 2010 performance unit awards due to a decrease in the average 60-day stock price from September 30, 2010 to September 30, 2011. All future changes in Headwaters’ stock price through the final vest date of September 30, 2012 will result in adjustment of the expected liability, which adjustment (whether positive or negative) will be reflected in Headwaters’ statement of operations each quarter. Assuming the average closing stock price for the 60 days in the period ended September 30, 2011 of $1.91 remains unchanged for the September 30, 2012 vesting date, the total payouts under this arrangement for both vest dates, all of which have been accrued as of September 30, 2011, would be approximately $1.4 million.

In 2011, in accordance with terms of the 2010 ICP, the Committee approved grants of performance unit awards to participants in the corporate business unit related to consolidated free cash flow generated during fiscal year 2011, with terms similar to those described above for the 2010 six-month period. Because the actual consolidated free cash flow generated during 2011 was below the threshold, these awards will not vest and no liability has been recorded. It is the current intent of the Committee to grant future performance unit awards to certain officers and employees in the corporate business unit, based on fiscal year performance periods, with terms similar to those described above; however, there is no obligation to do so. Subsequent to September 30, 2011, the Committee approved such grants to participants in the corporate business unit related to consolidated free cash flow generated during 2012.

Cash-Settled SAR Grants. In 2011, the Committee approved grants to certain employees of approximately 0.4 million cash-settled SARs. These SARs will vest in annual installments through September 30, 2013, provided the participant is still employed at the respective vesting dates, and will be settled in cash upon exercise by the employee. The SARs terminate on September 30, 2015 and must be exercised on or before that date. As of September 30, 2011, $0 has been accrued for these awards because the stock price at September 30, 2011 was below the grant-date stock price of $3.81. Future changes in Headwaters’ stock price in any amount beyond the grant-date stock price of $3.81 through September 30, 2015 will result in adjustment to the expected liability, which adjustment (whether positive or negative) will be reflected in Headwaters’ statement of operations each quarter.

Subsequent to September 30, 2011, the Committee approved grants to certain officers and employees of approximately 1.0 million cash-settled SARs, with terms similar to those described above, except that these SARs will not vest until and unless the average 60-day average stock price exceeds approximately 135% of the stock price on the date of grant, which threshold must occur prior to September 30, 2014. Changes in Headwaters’ stock price in any amount beyond the grant-date stock price of $1.85 through September 30, 2016 will result in adjustment to the expected liability, which adjustment (whether positive or negative) will be reflected in Headwaters’ statement of operations each quarter.

Executive Change in Control Agreements. The Committee has approved “Executive Change in Control Agreements” with certain officers and employees. Upon a change in control, as defined, the agreements provide

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

for immediate vesting and exercisability of all outstanding stock-based awards. In addition, if termination of employment occurs within a specified period of a change in control, the agreements provide for i) severance pay equal to a stipulated multiple of the sum of the person’s current annual salary plus a bonus component based on either past bonuses paid or the target bonus for the fiscal year in which the change in control occurs; and ii) continuance of health and other benefits and perquisites for a stipulated period following the change in control. Further, if any long-term cash awards are not continued, payment shall be made based on the pro-rated level of performance achieved as of the end of the most recently completed fiscal quarter. If terminations associated with a change in control would have occurred on September 30, 2011, the cash severance payments due to the officers and employees (including amounts due under long-term cash awards and the estimated costs of continuing benefits and perquisites) and the excess of the market value of stock-based awards above related exercise prices would have aggregated approximately $10.5 million.

Asset Sales Bonus. Subsequent to September 30, 2011, the Committee approved a bonus plan related to the potential sales of certain non-core assets in the energy technology segment in 2012. If the stipulated conditions are met, bonuses totaling approximately $1.0 million could be paid to certain designated officers and employees.

Employee Benefit Plans—In addition to standard health and life insurance programs, Headwaters has five employee benefit plans that were operative from 2009 through 2011: the 401(k) Profit Sharing Plan (401(k) Plan), the 2000 Employee Stock Purchase Plan (ESPP), the Incentive Bonus Plan (IBP), the Deferred Compensation Plan (DCP) and an Incentive Compensation Plan (ICP). Substantially all employees of Headwaters are eligible to participate in the 401(k) Plan and the ESPP after meeting length of service requirements. Only designated employees are eligible to participate in the IBP, DCP and ICP.

The total expense for all of Headwaters’ benefit plans combined (including all general and discretionary bonuses, but excluding standard health and life insurance programs and ESPP expense, which is included in stock-based compensation) was approximately $7.1 million, $11.5 million and $5.7 million in 2009, 2010 and 2011, respectively.

401(k) Plan. Under the terms of the 401(k) Plan, eligible employees may elect to make tax-deferred contributions of up to 50% of their compensation, subject to statutory limitations. Headwaters may match employee contributions up to a designated maximum rate, which matching contributions vest after three years. Headwaters is not required to be profitable to make matching contributions.

ESPP. The ESPP provides eligible employees with an opportunity to purchase Headwaters common stock on favorable terms and to pay for such purchases through payroll deductions. Approximately 4.3 million shares of common stock have been reserved for issuance under the Plan and approximately 2.8 million shares remain available for future issuance as of September 30, 2011. In accordance with terms of the ESPP, participating employees purchase shares of stock directly from Headwaters, which shares, until 2010, were made available from treasury shares which were purchased on the open market. During 2010, Headwaters began issuing newly-issued shares to meet its commitment under the ESPP. The ESPP is intended to comply with Section 423 of the Internal Revenue Code, but is not subject to the requirements of ERISA. Employees purchase stock through payroll deductions of 1% to 10% of cash compensation, subject to certain limitations. The stock is purchased in a series of quarterly offerings. The cost per share to the employee is 85% of the fair market value at the end of each quarterly offering period.

IBP. The IBP, the specifics of which are approved annually by the Committee, provides for annual cash bonuses to be paid if Headwaters accomplishes certain financial goals and if participating employees meet individual goals.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

DCP. The DCP is a nonqualified plan that allows eligible employees to make tax-deferred contributions of up to 50% of their base compensation and 100% of their incentive compensation. Headwaters may match employee contributions up to a designated maximum rate, which matching contributions vest after three years. Headwaters is not required to be profitable to make matching contributions.

ICP. Through early 2010, Headwaters used the 2005 Long-Term Incentive Plan for cash bonus awards and certain other incentive awards. Following stockholder approval of the 2010 ICP, Headwaters began issuing awards under that plan. Significant obligations under these two ICPs include i) the cash performance unit awards, described above; ii) the cash-settled SAR grants, also described above; and iii) grants of certain stock-based awards as described in Note 10.

Self Insurance—Headwaters has adopted self-insured medical insurance plans that cover substantially all employees. There is stop-loss coverage for amounts in excess of $200,000 per individual per year. Headwaters also self insures for workers compensation claims in most states, limited by stop-loss coverage which begins for amounts in excess of $250,000 per occurrence and approximately $6.3 million in the aggregate annually. Headwaters has contracted with third-party administrators to assist in the payment and administration of claims. Insurance claims are recognized as expense when incurred and include an estimate of costs for claims incurred but not reported at the balance sheet date. As of September 30, 2011, approximately $7.4 million is accrued for medical and workers compensation claims incurred on or before September 30, 2011 that have not been paid or reported.

Property, Plant and Equipment—As of September 30, 2011, Headwaters was committed to spend approximately $0.2 million on capital projects that were in various stages of completion.

Joint Venture Obligations—Headwaters has entered into various joint ventures with Evonik Industries AG, an international chemical company based in Germany. One of these joint ventures purchased a hydrogen peroxide business located in South Korea for which Headwaters was at risk for payment of 50% of the joint venture’s obligations, limited to Headwaters’ investment in the joint venture. Headwaters sold its interest in this joint venture in 2010 and recognized a gain of approximately $3.9 million, recorded in other income in the consolidated statement of operations. Through the date of sale, Headwaters applied the equity method of accounting for its interest in this joint venture, and accordingly recorded its share of the joint venture’s foreign currency transaction gains and losses. These gains and losses arose primarily because the joint venture’s functional currency was the Korean Won, but it had significant debt obligations denominated in and repayable in the Euro. Headwaters’ share of the joint venture’s foreign currency transaction gains were approximately $1.1 million and $2.1 million in 2009 and 2010, respectively.

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

Headwaters incurred approximately $4.2 million, $5.3 million and $16.5 million of expense for legal matters in 2009, 2010 and 2011, respectively. Until 2011, costs paid to outside legal counsel for litigation have historically comprised a majority of Headwaters’ litigation-related costs. Headwaters currently believes the range of potential loss for all unresolved legal matters, excluding costs for outside counsel, is from $16.0 million up to the amounts sought by claimants and has recorded a total liability as of September 30, 2011 of $16.0 million, of

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

which $15.0 million was expensed during 2011. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Headwaters’ outside counsel and management currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote. Accordingly, management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability, nor is it possible to estimate what litigation-related costs will be in future periods.

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

Boynton. In 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. In 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee filed by former stockholders of Adtech alleging, among other things, fraud, conspiracy, constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. All claims against Headwaters were dismissed in pretrial proceedings except claims of conspiracy and constructive trust. The District Court certified a class comprised of substantially all purported stockholders of Adtech, Inc. The plaintiffs sought compensatory damages from Headwaters in the approximate amount of $43.0 million plus prejudgment interest and punitive damages. In June 2009, a jury reached a verdict in a trial in the amount of $8.7 million for the eight named plaintiffs representing a portion of the class members. In September 2010, a jury reached a verdict after a trial for the remaining 46 members of the class in the amount of $7.3 million. In April 2011, the trial court entered an order for a constructive trust in the amount of approximately $16.0 million (the same amount as the sum of the previous jury verdicts), denied all other outstanding motions, and entered judgment against Headwaters in the total approximate amount of $16.0 million, in accordance with the verdicts and order on constructive trust. The $16.0 million is fully accrued as of September 30, 2011. The court denied all post-judgment motions by the parties. Headwaters filed a supersedeas bond and a notice of appeal from the judgment to the United States Court of Appeals for the Federal Circuit. Plaintiffs have also filed notice of an appeal. Appellate briefing has begun, but is not complete, and the Court of Appeals has not set a date for oral argument. Because the resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability.

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

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

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

Fentress Families Trust. VFL Technology Corporation (VFL), acquired by HRI in 2004, provides services related to fly ash disposal to Virginia Electric and Power Company. Approximately 395 plaintiffs, most of whom are homeowners living in the City of Chesapeake, Virginia, filed a complaint in March 2009 in the State of Virginia Chesapeake Circuit Court against 16 named defendants, including Virginia Electric and Power Company, certain persons associated with the Battlefield Golf Course, including the owner, developer, and contractors, and others, including VFL and HRI. The complaint alleges that fly ash used to construct the golf course has been carried in the air and contaminated ground water exposing plaintiffs to toxic chemicals and causing property damage. The amended complaint alleges negligence and nuisance and seeks a new water system, monitoring costs, site clean-up, and other damages totaling approximately $1.8 billion, including certain injunctive relief. A second lawsuit was filed in August 2009 and has been consolidated with the first action where approximately 62 plaintiffs have sued essentially the same defendants, alleging similar claims and requests for damages, in excess of $1.5 billion. A defendant filed a cross-claim for indemnity, breach of contract, negligent and intentional misrepresentation, and tortious interference against other defendants, including HRI, claiming compensatory damages of approximately $15.0 million, punitive damages, as well as remediation of the golf course site. In September 2011, the trial court granted plaintiffs’ motion for non-suit, dismissing the cases without prejudice. It is expected that the plaintiffs will refile their claims in a new lawsuit. HRI has filed insurance claims, which are the subject of dispute and a separate lawsuit, although insurance is paying for the defense of the underlying case. The amount of the claims against HRI exceeds the amount of insurance. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability, or the insurers’ obligation to indemnify HRI against loss, if any.

Archstone. Archstone owns an apartment complex in Westbury, New York. Archstone alleges that moisture penetrated the building envelope and damaged moisture sensitive parts of the buildings which began to rot and grow mold. In 2008, Archstone evicted its tenants and began repairing the twenty-one apartment buildings. Also in 2008, Archstone filed a complaint in the Nassau County Supreme Court of the State of New York against the prime contractor and its performance bond surety, the designer, and Eldorado Stone, LLC which supplied architectural stone that was installed by others during construction. The prime contractor then sued over a dozen subcontractors who in turn sued others. Archstone claims as damages approximately $36.0 million in repair costs, $15.0 million in lost lease payments, $7.0 million paid to tenants who sued Archstone, and $7.0 million for class action defense fees, plus prejudgment interest and attorney’s fees. Eldorado Stone answered denying liability and tendered the matter to its insurers who are paying for the defense of the case. The court has dismissed all claims against Eldorado Stone, except the claim of negligence, and the parties are pursuing an interlocutory appeal of the order of dismissal. Meanwhile, discovery is underway. Because the resolution of the action is uncertain, legal counsel and management cannot express an opinion concerning the likely outcome of this matter, the liability of Eldorado Stone, if any, or the insurers’ obligation to indemnify Eldorado Stone against loss, if any.

Headwaters Building Products Matters. There are litigation and pending and threatened claims made against certain subsidiaries of Headwaters Building Products (HBP), a division within Headwaters’ light building products segment, with respect to several types of exterior finish systems manufactured and sold by its subsidiaries for application by contractors on residential and commercial buildings. Typically, litigation and

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

these claims are defended by such subsidiaries’ insurance carriers. The plaintiffs or claimants in these matters have alleged that the structures have suffered damage from latent or progressive water penetration due to some alleged failure of the building product or wall system. One claim involves alleged defects associated with components of an Exterior Insulating and Finish System (EIFS) which was produced for a limited time (through 1997) by the HBP subsidiaries. Other claims involve alleged liabilities associated with certain stucco, mortar, aerated concrete block and architectural stone products which are produced and sold by certain subsidiaries of HBP. The Archstone case summarized above is an example of these types of claims.

Typically, the claims cite damages for alleged personal injuries and punitive damages for alleged unfair business practices in addition to asserting more conventional damage claims for alleged economic loss and damage to property. To date, claims made against such subsidiaries have been paid by their insurers, with the exception of deductibles or self-insured retentions, although such insurance carriers typically have issued “reservation of rights” letters. There is no guarantee of insurance coverage or continuing coverage. These and future proceedings may result in substantial costs to HBP, including attorneys’ fees, managerial time and other personnel resources and costs. Adverse resolution of these proceedings could have a materially negative effect on HBP’s business, financial condition, and results of operation, and its ability to meet its financial obligations. Although HBP carries general and product liability insurance, HBP cannot assure that such insurance coverage will remain available, that HBP’s insurance carrier will remain viable, or that the insured amounts will cover all future claims in excess of HBP’s uninsured retention. Future rate increases may also make such insurance uneconomical for HBP to maintain. In addition, the insurance policies maintained by HBP exclude claims for damages resulting from exterior insulating finish systems, or EIFS, that have manifested after March 2003. Because resolution of the litigation and claims is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HBP’s liability.

Other. Headwaters and its subsidiaries are also involved in other legal proceedings that have arisen in the normal course of business.

15.	Related Party Transactions

In addition to transactions disclosed elsewhere, Headwaters was involved in the following transactions with related parties. A director of Headwaters is a principal in one of the insurance brokerage companies Headwaters uses to purchase certain insurance benefits for its employees. Commissions paid to that company by providers of insurance services to Headwaters totaled approximately $0.2 million in 2009 and 2010 and $0.1 million in 2011.

A majority of one of Headwaters’ subsidiary’s transportation needs are provided by a company, two of the principals of which are related to an officer of the subsidiary. Costs incurred were approximately $6.8 million, $5.5 million and $5.4 million in 2009, 2010 and 2011, respectively.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

16.	Summarized Financial Information of Equity Method Investee

As described in Note 2, investments in entities in which Headwaters has a significant influence over operating and financial decisions are accounted for using the equity method of accounting. Summarized financial information as of September 30, 2010 and 2011 for one such equity method investee, Blue Flint Ethanol LLC (Blue Flint), follows:

(in thousands)	2010	2011
Total current assets	$23,295	$32,352
Total noncurrent assets	76,076	72,142
Total current liabilities	9,924	9,099
Total noncurrent liabilities	51,238	48,499

Summarized financial information for Blue Flint for each of the three years in the period ended September 30, 2011 follows:

(in thousands)	2009	2010	2011
Revenues	$128,806	$128,603	$171,727
Gross profit	11,001	25,311	13,753
Net income	3,433	18,532	7,931
Headwaters’ net income attributable to Blue Flint	268	9,262	3,873

Audited financial statements for Blue Flint as of September 30, 2010 and 2011 and for each of the three years in the period ended September 30, 2011 are filed as an exhibit to this Form 10-K.

17.	Condensed Consolidating Financial Information

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

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

CONDENSED CONSOLIDATING BALANCE SHEET—September 30, 2010

(in thousands)	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Parent Company	Eliminations and Reclassifications	Headwaters Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$21,168	$—	$69,816	$—	$90,984
Trade receivables, net	92,279				92,279
Inventories	40,848				40,848
Current and deferred income taxes	7,487		7,579	(3,016)	12,050
Other	8,911		195		9,106

Total current assets	170,693	—	77,590	(3,016)	245,267

Property, plant and equipment, net	268,300	—	350	—	268,650

Other assets:
Intangible assets, net	183,371				183,371
Goodwill	115,999				115,999
Investments in subsidiaries and intercompany accounts	320,916	(9,499)	147,081	(458,498)	—
Intercompany notes	(637,046)		637,046		—
Deferred income taxes	74,369		27,300	(101,669)	—
Other	29,371	19,829	26,487		75,687

Total other assets	86,980	10,330	837,914	(560,167)	375,057

Total assets	$525,973	$10,330	$915,854	$(563,183)	$888,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,263	$—	$149	$—	$15,412
Accrued personnel costs	13,033		14,670		27,703
Accrued interest			17,797		17,797
Current and deferred income taxes	7,635	(3,635)	(984)	(3,016)	—
Other accrued liabilities	35,257		2,135		37,392

Total current liabilities	71,188	(3,635)	33,767	(3,016)	98,304

Long-term liabilities:
Long-term debt			469,875		469,875
Deferred income taxes	80,475	6,223	24,710	(101,669)	9,739
Unrecognized income tax benefits	9,697		4,384		14,081
Other	9,987		5,047		15,034

Total long-term liabilities	100,159	6,223	504,016	(101,669)	508,729

Total liabilities	171,347	2,588	537,783	(104,685)	607,033

Commitments and contingencies
Stockholders’ equity:
Common stock	209,346		60	(209,346)	60
Capital in excess of par value	249,152		633,171	(249,152)	633,171
Retained earnings (accumulated deficit)	(103,872)	8,092	(255,160)		(350,940)
Other		(350)			(350)

Total stockholders’ equity	354,626	7,742	378,071	(458,498)	281,941

Total liabilities and stockholders’ equity	$525,973	$10,330	$915,854	$(563,183)	$888,974

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

CONDENSED CONSOLIDATING BALANCE SHEET—September 30, 2011

(in thousands)	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Parent Company	Eliminations and Reclassifications	Headwaters Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$36,122	$—	$14,688	$—	$50,810
Trade receivables, net	90,931				90,931
Inventories	33,247				33,247
Current and deferred income taxes	13,734		12,720	(23,367)	3,087
Assets held for sale	6,777				6,777
Other	6,617		337		6,954

Total current assets	187,428	—	27,745	(23,367)	191,806

Property, plant and equipment, net	164,446	—	263	—	164,709

Other assets:
Intangible assets, net	164,221				164,221
Goodwill	116,671				116,671
Assets held for sale	22,446		2,000		24,446
Investments in subsidiaries and intercompany accounts	321,026	(9,499)	146,971	(458,498)	—
Intercompany notes	(637,046)		637,046		—
Deferred income taxes	64,782	24,376	21,670	(110,828)	—
Other	43,639		22,745		66,384

Total other assets	95,739	14,877	830,432	(569,326)	371,722

Total assets	$447,613	$14,877	$858,440	$(592,693)	$728,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,397	$—	$582	$—	$18,979
Accrued personnel costs	10,677		12,353		23,030
Accrued interest			18,336		18,336
Liabilities held for sale	7,470				7,470
Current and deferred income taxes	21,981	2,588	(1,202)	(23,367)	—
Other accrued liabilities	43,544		1,843		45,387
Current portion of long-term debt			9,014		9,014

Total current liabilities	102,069	2,588	40,926	(23,367)	122,216

Long-term liabilities:
Long-term debt			518,789		518,789
Deferred income taxes	92,752	(27)	22,319	(110,828)	4,216
Unrecognized income tax benefits	7,226		4,467		11,693
Liabilities held for sale	5,507				5,507
Other	3,158		5,922		9,080

Total long-term liabilities	108,643	(27)	551,497	(110,828)	549,285

Total liabilities	210,712	2,561	592,423	(134,195)	671,501

Commitments and contingencies
Stockholders’ equity:
Common stock	209,346		61	(209,346)	61
Capital in excess of par value	249,152		637,547	(249,152)	637,547
Retained earnings (accumulated deficit)	(221,597)	12,327	(371,591)		(580,861)
Other		(11)			(11)

Total stockholders’ equity	236,901	12,316	266,017	(458,498)	56,736

Total liabilities and stockholders’ equity	$447,613	$14,877	$858,440	$(592,693)	$728,237

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended September 30, 2009

	Guarantor	Non-guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Consolidated
Revenue:
Light building products	$340,688	$—	$—	$340,688
Heavy construction materials	260,934			260,934
Energy technology	6,505	268		6,773

Total revenue	608,127	268	—	608,395
Cost of revenue:
Light building products	258,809			258,809
Heavy construction materials	186,067			186,067
Energy technology	2,468			2,468

Total cost of revenue	447,344	—	—	447,344

Gross profit	160,783	268	—	161,051

Operating expenses:
Amortization	23,358			23,358
Research and development	9,310			9,310
Selling, general and administrative	88,600	21	16,176	104,797
Goodwill impairment	465,656			465,656

Total operating expenses	586,924	21	16,176	603,121

Operating income (loss)	(426,141)	247	(16,176)	(442,070)
Other income (expense):
Net interest expense	(217)		(45,389)	(45,606)
Intercompany interest income (expense)	(29,455)		29,455	—
Other, net	189		(2,058)	(1,869)

Total other income (expense), net	(29,483)	—	(17,992)	(47,475)

Income (loss) from continuing operations before income taxes	(455,624)	247	(34,168)	(489,545)

Income tax benefit	59,505	410	14,422	74,337

Income (loss) from continuing operations	(396,119)	657	(19,746)	(415,208)

Loss from discontinued operations, net of income taxes	(10,477)			(10,477)

Net income (loss)	$(406,596)	$657	$(19,746)	$(425,685)

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended September 30, 2010

	Guarantor	Non-guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Consolidated
Revenue:
Light building products	$316,884	$—	$—	$316,884
Heavy construction materials	258,264			258,264
Energy technology	13,804	9,261		23,065

Total revenue	588,952	9,261	—	598,213
Cost of revenue:
Light building products	227,637			227,637
Heavy construction materials	192,785			192,785
Energy technology	5,999			5,999

Total cost of revenue	426,421	—	—	426,421

Gross profit	162,531	9,261	—	171,792

Operating expenses:
Amortization	22,218			22,218
Research and development	8,182			8,182
Selling, general and administrative	83,720	21	20,272	104,013
Asset impairments	3,462			3,462

Total operating expenses	117,582	21	20,272	137,875

Operating income (loss)	44,949	9,240	(20,272)	33,917
Other income (expense):
Net interest expense	(169)		(71,013)	(71,182)
Intercompany interest income (expense)	(24,489)		24,489	—
Other, net	4,522			4,522

Total other income (expense), net	(20,136)	—	(46,524)	(66,660)

Income (loss) from continuing operations before income taxes	24,813	9,240	(66,796)	(32,743)

Income tax benefit (provision)	(20,982)	(3,680)	36,325	11,663

Income (loss) from continuing operations	3,831	5,560	(30,471)	(21,080)

Loss from discontinued operations, net of income taxes	(28,402)			(28,402)

Net income (loss)	$(24,571)	$5,560	$(30,471)	$(49,482)

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended September 30, 2011

(in thousands)	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Revenue:
Light building products	$314,062	$—	$—	$314,062
Heavy construction materials	253,300			253,300
Energy technology	20,582	4,010		24,592

Total revenue	587,944	4,010	—	591,954
Cost of revenue:
Light building products	238,377			238,377
Heavy construction materials	193,006			193,006
Energy technology	10,648			10,648

Total cost of revenue	442,031	—	—	442,031

Gross profit	145,913	4,010	—	149,923

Operating expenses:
Amortization	22,359			22,359
Research and development	6,451			6,451
Selling, general and administrative	98,824	21	12,513	111,358
Asset impairments and restructuring costs	16,113		1,817	17,930

Total operating expenses	143,747	21	14,330	158,098

Operating income (loss)	2,166	3,989	(14,330)	(8,175)
Other income (expense):
Net interest expense	(16)		(126,236)	(126,252)
Intercompany interest income (expense)	(24,333)		24,333	—
Other, net	324			324

Total other income (expense), net	(24,025)	—	(101,903)	(125,928)

Income (loss) from continuing operations before income taxes	(21,859)	3,989	(116,233)	(134,103)

Income tax benefit (provision)	123	246	(198)	171

Income (loss) from continuing operations	(21,736)	4,235	(116,431)	(133,932)

Loss from discontinued operations, net of income taxes	(95,989)			(95,989)

Net income (loss)	$(117,725)	$4,235	$(116,431)	$(229,921)

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended September 30, 2009

(in thousands)	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Cash flows from operating activities:
Net income (loss)	$(406,597)	$657	$(19,745)	$(425,685)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	65,733		340	66,073
Goodwill impairment	465,656			465,656
Interest expense related to amortization of debt issue costs and debt discount			13,459	13,459
Stock-based compensation	3,711		1,899	5,610
Deferred income taxes	(67,253)	260	(14,595)	(81,588)
Net gains of unconsolidated joint ventures	(1,938)	(247)		(2,185)
Net gain on disposition of property, plant and equipment	(357)			(357)
Net loss from convertible debt extinguishment and conversion transactions			2,058	2,058
Decrease in trade receivables	26,184			26,184
Decrease in inventories	13,360			13,360
Increase (decrease) in accounts payable and accrued liabilities	(12,277)	510	(4,466)	(16,233)
Other changes in operating assets and liabilities, net	(7,220)	(670)	536	(7,354)

Net cash provided by (used in) operating activities	79,002	510	(20,514)	58,998

Cash flows from investing activities:
Purchase of property, plant and equipment	(64,167)		(41)	(64,208)
Proceeds from disposition of property, plant and equipment	3,187			3,187
Net increase in long-term receivables and deposits	(1,898)		(9,764)	(11,662)
Payments for acquisition, net of cash acquired	(10,792)			(10,792)
Net change in other assets	(462)	(510)	(473)	(1,445)

Net cash used in investing activities	(74,132)	(510)	(10,278)	(84,920)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt			42,659	42,659
Payments on long-term debt			(54,659)	(54,659)
Other debt issue costs			(3,801)	(3,801)
Net proceeds from issuance of common stock			34,493	34,493
Employee stock purchases	893		189	1,082
Proceeds from exercise of stock options			410	410
Income tax benefit from exercise of stock options			35	35

Net cash provided by financing activities	893	—	19,326	20,219

Net increase (decrease) in cash and cash equivalents	5,763	0	(11,466)	(5,703)
Cash and cash equivalents, beginning of year	(8,710)	0	30,347	21,637

Cash and cash equivalents, end of year	$(2,947)	$0	$18,881	$15,934

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended September 30, 2010

(in thousands)	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Cash flows from operating activities:
Net income (loss)	$(24,571)	$5,560	$(30,471)	$(49,482)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	60,265		133	60,398
Asset impairments	37,962			37,962
Interest expense related to amortization of debt issue costs and debt discount			16,027	16,027
Stock-based compensation	3,083		1,932	5,015
Deferred income taxes	(7,097)	3,302	(13,465)	(17,260)
Net gains of unconsolidated joint ventures	(4,407)	(9,240)		(13,647)
Gain on sale of investment in unconsolidated joint venture	(3,876)			(3,876)
Net gain on disposition of property, plant and equipment	(683)			(683)
Increase in trade receivables	(868)			(868)
Decrease in inventories	52			52
Increase (decrease) in accounts payable and accrued liabilities	(6,655)	(510)	17,165	10,000
Other changes in operating assets and liabilities, net	(13,584)	(1,110)	33,806	19,112

Net cash provided by (used in) operating activities	39,621	(1,998)	25,127	62,750

Cash flows from investing activities:
Purchase of property, plant and equipment	(25,289)		(27)	(25,316)
Proceeds from disposition of property, plant and equipment	3,802			3,802
Net decrease (increase) in long-term receivables and deposits	(8,613)		1,000	(7,613)
Proceeds from sale of investment in unconsolidated joint venture and other cash payments from unconsolidated joint venture	15,846	1,998		17,844
Payments for acquisition, net of cash acquired	(1,591)			(1,591)
Net change in other assets	(290)		(224)	(514)

Net cash provided by (used in) investing activities	(16,135)	1,998	749	(13,388)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt			316,187	316,187
Payments on long-term debt			(288,795)	(288,795)
Other debt issue costs			(2,456)	(2,456)
Employee stock purchases	629		123	752

Net cash provided by financing activities	629	—	25,059	25,688

Net increase in cash and cash equivalents	24,115	0	50,935	75,050
Cash and cash equivalents, beginning of year	(2,947)	0	18,881	15,934

Cash and cash equivalents, end of year	$21,168	$0	$69,816	$90,984

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended September 30, 2011

(in thousands)	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Cash flows from operating activities:
Net income (loss)	$(117,725)	$4,235	$(116,431)	$(229,921)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	64,143		87	64,230
Asset impairments and non-cash restructuring costs	86,447		255	86,702
Interest expense related to amortization of debt issue costs and debt discount			20,069	20,069
Stock-based compensation	1,875		1,783	3,658
Deferred income taxes	(3,484)	(6,469)	9,919	(34)
Net gains of unconsolidated joint ventures		(3,990)		(3,990)
Net gain on disposition of property, plant and equipment	(329)			(329)
Increase in trade receivables	(1,986)			(1,986)
Decrease in inventories	3,233			3,233
Increase (decrease) in accounts payable and accrued liabilities	11,228		(1,892)	9,336
Other changes in operating assets and liabilities, net	666	6,224	(9,572)	(2,682)

Net cash provided by (used in) operating activities	44,068	—	(95,782)	(51,714)

Cash flows from investing activities:
Purchase of property, plant and equipment	(27,381)			(27,381)
Proceeds from disposition of property, plant and equipment	556			556
Net decrease (increase) in long-term receivables and deposits	816			816
Payments for acquisitions, net of cash acquired	(2,466)			(2,466)
Net change in other assets	(1,184)		(13)	(1,197)

Net cash provided by (used in) investing activities	(29,659)	—	(13)	(29,672)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt			392,942	392,942
Payments on long-term debt			(352,449)	(352,449)
Employee stock purchases	545		174	719

Net cash provided by financing activities	545	—	40,667	41,212

Net increase (decrease) in cash and cash equivalents	14,954	0	(55,128)	(40,174)
Cash and cash equivalents, beginning of year	21,168	0	69,816	90,984

Cash and cash equivalents, end of year	$36,122	$0	$14,688	$50,810

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

18.	Quarterly Financial Data (unaudited)

Summarized unaudited quarterly financial data for 2010 and 2011 is as follows.

	2010 (8)
(in thousands, except per-share data)	First quarter	Second quarter	Third quarter	Fourth quarter (3)	Full year
Net revenue (1)	$130,796	$115,734	$173,814	$177,869	$598,213
Gross profit (1)	34,239	30,206	54,494	52,853	171,792
Net income (loss) (1)	(13,898)	(13,030)	1,508	(24,062)	(49,482)
Basic and diluted earnings (loss) per share (2)	(0.23)	(0.22)	0.03	(0.40)	(0.83)

	2011 (8)
(in thousands, except per-share data)	First quarter	Second quarter (4)	Third quarter	Fourth quarter (5)	Full year
Net revenue (1)	$136,435	$115,041	$162,360	$178,118	$591,954
Gross profit (1)	32,444	22,914	45,691	48,874	149,923
Net loss (1)(6)(7)	(20,687)	(156,154)	(6,348)	(46,732)	(229,921)
Basic and diluted earnings (loss) per share (2)	(0.34)	(2.58)	(0.10)	(0.77)	(3.80)

(1)

Headwaters’ revenue is seasonal, with higher revenues typically occurring in the third and fourth quarters than in the first and second quarters. As a result, profitability is also usually higher in the last half of the year than in the first half of the year.

(2)

In accordance with ASC Topic 260 Earnings Per Share, EPS is computed independently for each of the four fiscal quarters in a year. The basic and diluted EPS computed for certain years do not equal the sum of the four quarterly computations due to the combination of profitable quarters and loss quarters and / or rounding conventions.

(3)	In the fourth quarter of 2010, Headwaters recorded an asset impairment charge of $34.5 million. (see Note 6).
(4)

In the second quarter of 2011, Headwaters recorded an asset impairment charge of $37.0 million (see Note 6), a litigation accrual for $15.0 million (see Note 14), and incremental interest expense related to the senior secured debt refinancing of $68.9 million (see Note 7).

(5)	In the fourth quarter of 2011, Headwaters recorded an asset impairment charge of $35.0 million (see Note 6).
(6)

In 2011, Headwaters recorded restructuring costs of $17.9 million (see Note 13). These restructuring costs were approximately $1.0 million, $4.8 million, $0.4 million and $11.7 million for the first, second, third and fourth quarters of the year, respectively.

(7)

In 2011, Headwaters recorded a full valuation allowance on its net amortizable deferred tax assets and recorded a minimal income tax benefit even though there was a pre-tax loss of approximately $134.1 million. The reported income tax rate for 2011 of near 0% is due to not recognizing benefit for pre-tax losses and tax credits (see Note 9).

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

September 30, 2011

(8)

In the fourth quarter of 2011, Headwaters committed to a plan to sell its coal cleaning business and met all the criteria for presentation of this business as a discontinued operation (see Note 4). Accordingly, the results of Headwaters’ coal cleaning operations have been presented as discontinued for all periods presented, which changed the amounts reported in the quarters shown in the table above for net revenue and gross profit. Also, as a result of significant restructuring costs incurred in the fourth quarter of 2011, Headwaters reclassified certain costs incurred in prior 2011 quarters to be consistent with the fourth quarter presentation (see Note 13). As a result of these two changes, net revenue and gross profit as reported in the table above are different from the amounts originally reported in Headwaters’ 2010 Form 10-K and in Forms 10-Q for 2010 and 2011, as shown below.

	2010
(in thousands)	First quarter	Second quarter	Third quarter	Fourth quarter	Full year
Net revenue, as originally reported	$139,646	$128,154	$192,181	$194,718	$654,699
Net revenue, as revised and reported above	130,796	115,734	173,814	177,869	598,213
Gross profit, as originally reported	29,385	27,526	54,964	51,440	163,315
Gross profit, as revised and reported above	34,239	30,206	54,494	52,853	171,792

	2011
(in thousands)	First quarter	Second quarter	Third quarter	Fourth quarter	Full year
Net revenue, as originally reported	$154,701	$127,135	$172,257	n/a	n/a
Net revenue, as revised and reported above	136,435	115,041	162,360	n/a	n/a
Gross profit, as originally reported	32,815	17,542	40,460	n/a	n/a
Gross profit, as revised and reported above	32,444	22,914	45,691	n/a	n/a